Form 10-K
period 1993-12-31
PITTSTON CO
filed 1994-03-30
CIK 78890

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended December 31, 1993
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from _______________ to  _______________

       Commission file number 1-9148

                             THE PITTSTON COMPANY

            (Exact name of registrant as specified in its charter)

           Virginia                                  54-1317776
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)


P.O. Box 120070, 100 First Stamford, Place, Stamford, Connecticut   06912-0070
 (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code        (203) 978-5200

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
      Title of each class                                which registered

Pittston Services Group Common Stock, Par Value $1    New York Stock Exchange

Pittston Minerals Group Common Stock, Par Value $1    New York Stock Exchange

   4% Subordinated Debentures
       Due July 1, 1997                               New York Stock Exchange

   9.20% Convertible Subordinated
    Debentures Due July 1, 2004                       New York Stock Exchange

   Rights to Purchase Series A Participating
          Cumulative Preferred Stock                  New York Stock Exchange

   Rights to Purchase Series B Participating
          Cumulative Preferred Stock                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:         None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
       Yes   X       No

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of March 1, 1994, there were issued and outstanding 41,576,551 shares of Pittston Services Group common stock and 8,333,569 shares of Pittston Minerals Group common stock. The aggregate market value of such stocks held by nonaffiliates, as of that date, was $1,143,355,153 and $196,880,568, respectively.

      Documents incorporated by reference: Portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A (Part III).

                                    PART I

Items 1 and 2:  Business and Properties

      As used herein, the "Company" includes The Pittston Company ("Pittston") and its direct and indirect subsidiaries, except as otherwise indicated by the context. The Company's reportable industry segments for 1993 are Burlington, Brink's, BHS, Coal and Mineral Ventures. See Note 17 to the Company's Consolidated Financial Statements. The information set forth under Items 1 and 2 with respect to "Business" and "Properties" is as of March 1, 1994 except where an earlier or later date is expressly stated. Nothing herein should be considered as implying that such information is correct as of any date other than March 1, 1994, except as so stated or indicated by the context.

      Activities relating to the Burlington segment are carried on by Burlington Air Express Inc. and its subsidiaries and certain affiliates and associated companies in foreign countries (together, "Burlington"). Activities relating to the Brink's segment (which includes armored car, air courier and related services) are carried on by Brink's, Incorporated and its subsidiaries and certain affiliates and associated companies in foreign countries (together, "Brink's"). Activities relating to the BHS segment are carried on by Brink's Home Security, Inc. ("BHS"). Activities relating to the Coal segment are carried on by certain subsidiaries (together, "Coal Operations") of the Company engaged in the mining, preparation and marketing of bituminous coal, the purchase of coal for resale and the sale and leasing of coal lands to others. Activities relating to Mineral Ventures are carried on by Pittston Mineral Ventures Company and its subsidiaries.

      The Company has a total of approximately 22,800 employees.

                           PITTSTON SERVICES GROUP

                          Description of Businesses

      Pittston Services Group (the "Services Group") consists of the air freight and logistics management services, armored car and home security businesses of the Company. Activities relating to the air freight and logistics management services business are carried on by Burlington. Activities relating to the armored car business (which includes armored car, air courier and related services) are carried on by Brink's. Activities relating to the home security business are carried on by BHS.

Burlington

  General

      Burlington is primarily engaged in North American overnight air freight and international air and sea freight forwarding, logistics management services and customs brokerage. In conducting its forwarding business, Burlington generally picks up or receives freight shipments from its customers, consolidates the freight of various customers into shipments for common destinations, arranges for the transportation of the consolidated freight to such destinations (using either commercial carriers or, in the case of most of its domestic and Canadian shipments, its own aircraft fleet and hub sorting facility) and, at the destinations, distributes the consolidated shipments and effects delivery to the consignee. In international shipments, Burlington also frequently acts as customs broker facilitating the clearance of goods through customs at international points of entry. Burlington provides transportation customers with logistics services and operates warehouse and distribution facilities in several countries.

      Burlington specializes in highly customized global freight forwarding and logistics services. It has concentrated on providing service to customers with significant logistics needs, such as manufacturers of computer and electronics equipment. Burlington offers its customers a variety of service and pricing alternatives for their shipments, such as overnight delivery, second-day delivery or deferred service in North America. Internationally Burlington offers a similar variety of services with ocean, door-to-door delivery and expedited services. Worldwide, a variety of ancillary services, such as shipment tracking, inventory control and management reports, are also provided.

      Burlington provides air freight service to all major United States cities as well as most foreign countries through its network of company-operated stations and agent locations in 104 countries. Burlington markets its services primarily through its direct sales force but also employs other marketing methods, including print media advertising and direct mail campaigns. The pickup and delivery of freight is accomplished principally by independent contractors.

      Burlington's computer system, ARGUS+TM,* is a satellite-based, worldwide communications system which, among other things, provides continuous worldwide tracking and tracing of shipments and various data for management information reports enabling customers to improve efficiency and control costs. Burlington also utilizes an image processing system to centralize airbill and related document storage in Burlington's computer for automated retrieval by any Burlington office. Burlington has also commenced development work on a positive tracking system that will utilize bar code technology and hand-held scanners.

      Burlington's air freight business has tended to be seasonal, with a significantly higher volume of shipments generally experienced during March, June and the period August through November than during the other periods of the year. The lowest volume of shipments has generally occurred in January and February.

  Aircraft Operations

      Burlington utilizes a fleet of 24 leased aircraft providing regularly scheduled service throughout the United States and certain destinations in Canada from its freight sorting hub in Toledo, Ohio. Burlington's fleet is also used for charters and to serve other international markets from time to time. This system is primarily dedicated to providing reliable next-day service for domestic and Canadian air cargo customers. At December 31, 1993 Burlington utilized 14 DC8's (including seven DC8-71 aircraft) and two B727's under lease for terms expiring between 1995 and 1998. Eight additional cargo aircraft (including two DC8-71 aircraft) were under lease at December 31, 1993, for terms of less than two years. Given the current state of the aircraft leasing market, Burlington believes that it should be able to renew these leases or enter into new leases on terms reasonably comparable to those currently in effect. Pittston has guaranteed Burlington's obligations under certain of these leases covering six aircraft. The actual operation and routine maintenance of the aircraft leased by Burlington is contracted out, normally for two- to three-year terms, to federally certificated operators which supply the pilots and other flight services.


- ------------------
*  ARGUS+ is a trademark of Burlington

      The nightly lift capacity of the fleet of aircraft in operation at December 31, 1993, was approximately 1.6 million pounds calculated on an average freight density of 7.5 pounds per cubic foot. Burlington's nightly lift capacity varies depending upon the number and type of planes operated by Burlington at any particular time. Including trucking capacity available to Burlington, the aggregate nightly cargo capacity through the hub at December 31, 1993, was approximately 3.3 million pounds.

      Under its aircraft leases, Burlington is generally responsible for all the costs of operating and maintaining the aircraft, including any special maintenance or modifications which may be required by Federal Aviation Administration ("FAA") regulations or orders. See "Government Regulation" below. In 1993 Burlington spent approximately $19 million on routine heavy maintenance of its aircraft fleet. Burlington has made provision in its financial statements for the expected costs associated with aircraft operations and maintenance which it believes to be adequate; however, unanticipated maintenance costs or required aircraft modifications could adversely affect Burlington's profitability.

      The average airframe age of the fleet leased by Burlington under leases with terms longer than two years is 26 years, although factors other than age, such as cycles (i.e., numbers of takeoffs and landings) can have a significant impact on an aircraft's serviceability. Generally, cargo aircraft tend to have fewer cycles than passenger aircraft over comparable time periods because of fewer flights per day and longer flight segments.

      Fuel costs are a significant element of the total costs of operating Burlington's aircraft fleet. For each one cent per gallon increase or decrease in the price of jet fuel, Burlington's airline operating costs may increase or decrease approximately $50,000 per month. In order to protect against price increases in jet fuel and crude oil, from time to time Burlington enters into hedging and other agreements, including swap contracts and options.

      Fuel prices are subject to world, as well as local, market conditions. It is not possible to predict the impact of future conditions on fuel prices and fuel availability. Competition in the industry is such that no assurance can be given that any future increases in fuel costs (including taxes relating thereto) will be recoverable in whole or in part from customers.

      Burlington has a lease expiring in October 2013 with the Toledo-Lucas County Port Authority covering its freight sorting hub and related facilities (the "Hub") at Toledo Express Airport in Ohio. The Hub consists of various facilities, including a technologically advanced material handling system which is capable of sorting approximately one million pounds of freight per hour or
3.3 million pounds during a normal nighttime sorting "window".

  Customers

      Burlington's domestic and foreign customer base includes thousands of industrial and commercial shippers, both large and small. Shipments by domestic computer and electronics manufacturers accounted for approximately 21% of total domestic revenue in 1993. Burlington's customer base also includes major companies in the automotive, fashion, pharmaceutical and other industries where rapid delivery of high-value products is required. In 1993 Burlington's largest single customer accounted for less than 3% of its total worldwide revenues. Burlington does not have long-term, noncancellable contracts with any of its customers.

  Competition

      The air and sea freight forwarding and logistics industry has been and is expected to remain highly competitive. The principal competitive factors in both domestic and international markets are price, the ability to provide consistently fast and reliable delivery of shipments and the ability to provide ancillary services such as warehousing, distribution, shipment tracking and sophisticated information systems and reports. Overcapacity in the domestic air freight market has led to aggressive price competition, particularly for the business of high volume shippers. Burlington competes with other integrated air freight companies that operate their own aircraft, as well as with air freight forwarders, express delivery services, passenger airlines and other transportation companies. Domestically, Burlington also competes with package delivery services provided by ground transportation companies, including trucking firms, national bus companies and surface freight forwarders, which offer specialized overnight services within limited geographical areas. In September 1993 a major national trucking company entered the domestic heavy air freight market by acquiring the use of nine aircraft and an air freight hub in Indiana. Burlington cannot predict the long-term competitive effect on it by this new competitor, but expects that such entry will not adversely affect Burlington in any material respect. As a freight forwarder to, from and within international markets, Burlington also competes with government owned or subsidized passenger airlines and ocean shipping companies. In logistics services Burlington competes with many third party logistics providers.

  Government Regulation

      The air transportation industry is subject to Federal regulation under the Federal Aviation Act of 1958, as amended, and pursuant to that statute, the Department of Transportation ("DOT") may exercise regulatory authority over Burlington. Although Burlington itself is exempt from most DOT economic regulations because it is an air freight forwarder, the operation of its aircraft is subject directly or indirectly to FAA airworthiness directives and other safety regulations.

      Federal statutes authorize the FAA, with the assistance of the Environmental Protection Agency ("EPA"), to establish aircraft noise standards. Under the National Emissions Standards Act of 1967, as amended by the Clean Air Act Amendments of 1970, the administrator of the EPA is authorized to issue regulations setting forth standards for aircraft emissions. Although the Federal government generally regulates aircraft engine noise, local airport operators may, under certain circumstances, regulate airport operations based on aircraft noise considerations. If airport operators were to restrict arrivals or departures during certain nighttime hours to reduce or eliminate air traffic noise for surrounding home areas at airports where Burlington's activities are centered, Burlington would be required to serve those airports with Stage III equipment.

      The Airport Noise and Capacity Act of 1990 (the "Noise Act") requires that aircraft not complying with Stage III noise limits be phased out by December 31, 1999. The Secretary of Transportation may grant a waiver if it is in the public interest and if the carrier has at least 85% of its aircraft in compliance with Stage III noise levels by July 1, 1999, and has a plan with firm orders for making all of its aircraft comply with such noise levels not later than December 31, 2003. No waiver may permit the operation of Stage II aircraft in the United States after December 31, 2003.

      The Noise Act requires the FAA to promulgate regulations setting forth a schedule for the gradual phase-out of Stage II aircraft. The FAA has adopted rules requiring each "U.S. operator" to reduce the number of its Stage II aircraft by 25% by the end of 1994, by 50% by the end of 1996, and by 75% by the end of 1998.

      The Noise Act imposes certain conditions and limitations on an airport's right to impose new noise or access restrictions on Stage II and Stage III aircraft but exempts present and certain proposed regulations from those requirements.

      Eleven of the aircraft in Burlington's fleet now comply with the Stage III limits. From 1994 through 1999, Burlington anticipates either modifying or hush-kitting two DC8-63 aircraft which currently do not comply with Stage III limits, leasing additional aircraft that do not meet Stage III limits and hush-kitting such planes as required, or acquiring aircraft that meet Stage III noise standards. Burlington projects that the cost of modifying or hush-kitting the remaining aircraft with lease terms of more than two years in length in its fleet would range from $5 million to $10 million. In the event additional expenditures are required or costs are incurred at a rate faster than expected, Burlington could be adversely affected. Nine of the DC8 cargo aircraft leased by Burlington have been re-engined with CFM 56-2C1 engines which comply with Stage III noise standards.

      Ground transportation and logistics services provided by Burlington are generally exempt from regulation by the Interstate Commerce Commission. Burlington, however, is subject to various other requirements and regulations in connection with the operation of its motor vehicles, including certain safety regulations promulgated by DOT and state agencies.

  International Operations

      Burlington's international operations accounted for approximately 54% of its revenues in 1993. Included in international operations are export shipments from the United States, which accounted for approximately 52% of total international revenues in 1993, and operations of foreign subsidiaries and agents, which together accounted for approximately 48% of such international revenues.

      Burlington is continuing to develop import/export and logistics business between shippers and consignees in countries other than the United States. Burlington currently serves most foreign countries, 104 of which are served by Burlington's network of company-operated stations and agent locations. Burlington has agents and sales representatives in many key overseas locations, although such agents and representatives are not subject to long-term, noncancellable contracts.

      A significant portion of Burlington's financial results is derived from activities in several foreign countries, each with a local currency other than the U.S. dollar. Because the financial results of Burlington are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. Burlington's international activity is not concentrated in any single currency, which limits the risks of foreign rate fluctuation. In addition, foreign currency rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. Burlington routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, Burlington uses foreign exchange forward contracts to hedge the risk associated with certain transactions denominated in currencies other than the functional currency. In addition, Burlington is subject to the risks customarily attendant upon operations owned by United States companies in countries outside the United States, including local economic conditions, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The effect of future foreign exchange rates and any such restrictive action on Burlington cannot be predicted.

  Employee Relations

      Burlington and its subsidiaries have approximately 5,500 employees worldwide, of whom about 1,300 are classified as part-time. Approximately 200 of these employees (principally customer service, clerical and/or dock workers) in Burlington's stations at John F. Kennedy Airport, New York; Newark, New Jersey; Secaucus, New Jersey; Minneapolis, Minnesota; and Toronto, Canada are represented by labor unions which in most cases are affiliated with the International Brotherhood of Teamsters. The collective bargaining agreements covering such employees expire at various times in 1994 and 1995. Burlington did not experience any significant strike or work stoppage in 1993 and considers its employee relations satisfactory.

      Substantially all of Burlington's cartage operations are conducted by independent contractors, and the flight crews for its aircraft are employees of the independent airline companies which operate such aircraft.

  Properties

      Burlington operates 212 (118 domestic and 94 international) stations with Burlington personnel, and has agency agreements at an additional 271 (67 domestic and 204 international) stations. These stations are located near primary shipping areas, generally at or near airports. Burlington- operated stations, which generally include office space and warehousing facilities, are located in 47 states and Puerto Rico. The international stations are located in 20 countries. Most stations serve not only the city in which they are located, but also nearby cities and towns. Nearly all Burlington operated stations are held under lease. The Hub in Toledo, Ohio, is held under a lease expiring in 2013, with rights of renewal for three five-year periods. Other facilities, including the corporate headquarters in Irvine, California, are held under leases having terms of one to ten years.

      Burlington owns or leases in the United States and Canada a fleet of approximately 410 automobiles as well as 164 vans and trucks utilized in station work or for hauling freight between airport facilities and Burlington's stations.

Brink's

  General

      The major activities of Brink's are contract carrier armored car, automated teller machine ("ATM"), air courier, coin wrapping, and currency and deposit processing services. Brink's serves customers through 145 branches in the United States and 39 branches in Canada. Service is also provided through subsidiaries, affiliates and associated companies in 42 countries outside the United States and Canada. These international operations contributed $14,959,000 of Brink's total 1993 operating profit of $35,008,000. Brink's ownership interest in these companies varies from approximately 5% to 100%; in some instances local laws limit the extent of Brink's interest.

      Representative customers include banks, commercial establishments, industrial facilities, investment banking and brokerage firms and government agencies. Brink's provides its individualized services under separate contracts designed to meet the distinct transportation and security requirements of its customers. These contracts are usually for an initial term of one year or less, but generally continue in effect thereafter until canceled by either party.

      Brink's armored car services include transportation of money from industrial and commercial establishments to banks for deposit, and transportation of money, securities and other negotiable items and valuables between commercial banks, Federal Reserve Banks and their branches and correspondents, and brokerage firms. Brink's also transports new currency, coins and precious metals for the United States Mint, the Federal Reserve System and the Bank of Canada. At times Brink's handles the special movement of the entire contents of bank and brokerage firm vaults from one location to another. For transporting money and other valuables over long distances, Brink's offers a combined armored car and air courier service linking many cities in the United States and abroad. Brink's does not own or operate any aircraft, but uses regularly scheduled or chartered aircraft in connection with its air courier services.

      In addition to its armored car pickup and delivery services, Brink's provides payroll services, change services, coin wrapping services, currency and deposit processing services, automatic teller machine services, safes and safe control services, check cashing and pickup and delivery of valuable air cargo shipments. In certain geographic areas Brink's transports canceled checks between banks or between a clearing house and its member banks.

      Brink's operates a worldwide specialized diamond and jewelry transportation business and has offices in the major diamond and jewelry centers of the world, including Antwerp, Bombay, Hong Kong, New York and Tel Aviv.

      A wholly owned subsidiary, Brink's SFB Solutions, Inc., operates a business acquired in 1992 that develops highly flexible deposit processing and vault management software systems for the personal computer. Brink's offers a total processing package and ability to tie together a full range of cash vault, ATM, transportation, storage, processing, inventory management and reporting services. Brink's believes that its processing and information capabilities differentiate its currency and deposit processing services and enable Brink's to take advantage of the trend by banks, retail business establishments and others to outsource vaulting and cash room operations.

      Brink's activities outside of North America are organized into three regions: Europe, Latin America and Asia/Pacific. In Europe wholly owned subsidiaries of Brink's operate in Switzerland and the United Kingdom and in the diamond and jewelry business in Belgium, Italy and the United Kingdom. Brink's has a 70% interest in an operating subsidiary in Israel and a 65% general partnership interest in Brink's-Nedlloyd VOF in the Netherlands. Brink's also has ownership interests ranging from 24.5% to 50% in affiliates operating in Belgium, France, Germany, Ireland, Italy and Jordan. In Latin America a wholly owned subsidiary operates in Brazil. In recent years Brink's has reorganized the management, capital and operating structures of its Brazilian subsidiary to concentrate on the core armored car business in order to return this company to profitability. Brink's owns a 50.1% interest in a subsidiary in Chile and a 20% interest in a Mexican company, Servicio Pan Americano de Proteccion, S.A., which operates one of the world's largest security transportation services with over 1,700 armored vehicles. Brink's also has ownership interests ranging from 14% to 49% in affiliates operating in Barbados, Colombia, Panama, St. Kitts, St. Lucia and Venezuela. In the Asia/Pacific region a wholly owned subsidiary of Brink's operates in Australia, and majority owned subsidiaries operate in Hong Kong, Japan and Singapore. Brink's also has minority interests in affiliates in India, Pakistan, Taiwan and Thailand.

  Competition

      Brink's is the oldest and largest armored car service company in the United States and Canada. The foreign subsidiaries, affiliates and associates of Brink's compete with numerous armored car and courier service companies in many areas of operation. In the United States, Brink's presently competes with two companies which operate numerous branches nationally and with many regional and smaller local companies. Brink's believes that its service, high quality insurance coverage and company reputation (including the name "Brink's") are important competitive factors. However, the cost of service is in many instances the controlling factor in obtaining and retaining customers. While Brink's cost structure is generally competitive, certain competitors of Brink's have lower costs primarily as a result of lower wage and benefit levels.

      See also "Government Regulation" below.

  Service Mark, Patents and Copyrights

      Brink's is a registered service mark of Brink's, Incorporated in the United States and in certain foreign countries. The Brink's mark and name are of material significance to Brink's business. Brink's owns patents with respect to certain coin sorting and counting machines and armored truck design. Brink's holds copyrights on certain software systems developed by Brink's.

  Insurance

      Brink's carries up to $100,000,000 of insurance coverage for loss in any one vehicle or other conveyance and higher coverage up to $800,000,000 in certain other instances. Insurance policies cover liability for loss, from any cause except war and nuclear risk, of various types of property entrusted to Brink's. The various layers of insurance are covered by different groups of participating underwriters. Such insurance is obtained by Brink's at rates and upon terms negotiated periodically with the underwriters. The loss experience of Brink's and, to some extent, other armored carriers affects premium rates charged to Brink's. A significant hardening of the insurance market coupled with industry loss experience in recent years has resulted in premium increases. The availability of quality and reliable insurance coverage is an important factor in the ability of Brink's to obtain and retain customers. Quality insurance is available to Brink's in major markets although the premiums charged are subject to fluctuations depending on market conditions. Less expensive armored car and air courier all-risk insurance is available, but these policies typically contain unacceptable operating warranties and limited customer protection.

  Government Regulation

      As an interstate carrier, Brink's is subject to regulation in the United States by the Interstate Commerce Commission ("ICC"). ICC jurisdiction includes, among other things, authority over the issuance of operating rights to transport various commodities and authority over rates. The operations of Brink's are also subject to regulation by the United States Department of Transportation with respect to safety of operation and equipment. Intrastate and intraprovince operations in the United States and Canada are subject to regulation by state and by Canadian Dominion and provincial regulatory authorities. Although primarily a contract carrier, Brink's operates in several states as an intrastate common carrier and is subject to the rate filing and rate regulation requirements applicable to common carriers established by such states. Ongoing deregulation steps taken by the ICC and certain states have greatly facilitated entry by competing armored car companies in various domestic markets.

  Employee Relations

      Brink's has approximately 7,100 employees in North America (including 3,100 classified as part-time employees), of whom approximately 60% are members of armored car crews. Brink's has approximately 5,800 employees outside North America. Except for three locations, employees in the United States are no longer covered by collective bargaining agreements. At January 1, 1994, Brink's was a party to two United States and fourteen Canadian collective bargaining agreements with various local unions covering approximately 1,131 employees, of whom 1,119 (for the most part members of unions affiliated with the International Brotherhood of Teamsters) are employees in Canada. Negotiations are continuing for two agreements that expired in 1993. Four agreements will expire in 1994 and the remainder will expire thereafter.

      No significant work stoppages occurred during 1993. Brink's believes that its employee relations are generally satisfactory.

  Properties

      Brink's owns 24 branch offices and holds under lease an additional 185 branch offices, located in 38 states, the District of Columbia, the Commonwealth of Puerto Rico and nine Canadian provinces. Such branches generally include office space and garage or vehicle terminals, and serve not only the city in which they are located but also nearby cities. Brink's corporate headquarters in Darien, Connecticut, is held under a lease expiring in 1994. The leased branches include 109 facilities held under long-term leases, while the remaining 76 branches are held under short-term leases or month-to-month tenancies.

      Brink's owns or leases, in the United States and Canada, approximately 1,600 armored vehicles, 225 panel trucks and 175 other vehicles which are primarily service cars. In addition, approximately 3,100 Brink's-owned safes are located on customers' premises. The armored vehicles are of bullet-resistant construction and are specially designed and equipped to afford security for crew and cargo. Brink's subsidiaries and affiliated and associated companies located outside the United States and Canada operate approximately 4,000 armored vehicles.

BHS

  General

      BHS is engaged in the business of installing, servicing and monitoring electronic security systems primarily in owner-occupied, single-family residences. At the end of 1993, BHS was monitoring approximately 260,000 systems, including over 58,000 new standard monitored systems that were installed during the year, and was servicing 44 metropolitan areas in 28 states and the District of Columbia. Five of those areas were added during 1993.

      BHS markets its alarm systems primarily through media advertising, inbound telemarketing and a direct sales force. BHS also markets its systems directly to home builders and has entered into several contracts which extend through 1994.

      BHS employees install and service the systems from local BHS branches. Subcontractors are utilized in some service areas. BHS does not manufacture any of the equipment used in its security systems; instead, it purchases such equipment from a small number of suppliers. Equipment inventories are maintained at each branch office.

      BHS's security system consists of sensors and other devices which are installed at a customer's premises. The equipment is designed to signal intrusion, fire and medical alerts. When an alarm is triggered, a signal is sent by telephone line to BHS's central monitoring station near Dallas, Texas. The monitoring station has been designed and constructed to meet the specifications of Underwriters' Laboratories, Inc. ("UL") and is UL listed for residential monitoring. A backup monitoring center in Arlington, Texas, protects against a catastrophic event at the primary monitoring center. In the event of an emergency, such as fire, flood, major interruption in telephone service, or any other calamity affecting the primary facility, monitoring operations can be transferred to the backup facility.

      BHS's alarm service contracts contain provisions limiting BHS's liability to its customers. Courts have from time to time upheld such provisions, but there can be no assurance that the limitations contained in BHS's agreements will be enforced according to their terms in any or all cases. The nature of the service provided by BHS potentially exposes it to greater risks of liability than may be borne by other service businesses. However, BHS has not experienced any major liability losses. BHS carries insurance of various types, including general liability and errors and omissions insurance, to protect it from product deficiencies and negligent acts of its employees. Certain of BHS's insurance policies and the laws of some states limit or prohibit insurance coverage for punitive or certain other kinds of damages arising from employees' misconduct.

  Regulation

      BHS and its personnel are subject to various Federal, state and local consumer protection, licensing and other laws and regulations. BHS's business relies upon the use of telephone lines to communicate signals, and telephone companies are currently regulated by both the Federal and state governments. The alarm service industry has experienced a high incidence of false alarms in some communities, including communities in which BHS operates. This has caused some local governments to impose assessments, fines and penalties on subscribers of alarm companies (including BHS) based upon the number of false alarms reported. There is a possibility that at some point some police departments may refuse to respond to calls from alarm companies which would necessitate that private response forces be used to respond to alarm signals. Regulation of installation and monitoring of fire detection devices has also increased in several markets.

  Competition

      BHS competes in many of its markets with numerous small local companies, regional companies and several large national firms. BHS believes that it is one of the leading firms engaged in the business of installing, servicing and monitoring electronic security systems in the single-family home marketplace. BHS offers a lower initial price than many of its competitors, with a basic home installation fee of $199 to $399 depending on the market (plus additional charges for extra equipment that may be requested by the subscriber). In recent years competition has greatly intensified in all of BHS's markets. Several significant competitors offer installation prices which match or are less than BHS's. Many of the small local competitors in BHS's markets continue to charge $1,000 or more for installation. The regional Bell operating companies could become significant competitors in the home security business, depending on regulatory developments affecting those companies. BHS believes that the quality of its service compares favorably with that provided by competitors and that the Brink's name and reputation also provide an important competitive advantage.

  Employees

      BHS has approximately 1,100 employees, none of whom is covered by a collective bargaining agreement. BHS believes that its employee relations are satisfactory.

  Properties

      BHS operates from 35 leased offices and warehouse facilities across the United States. All premises protected by BHS alarm systems are monitored from its central monitoring station in suburban Dallas which is held by BHS under a lease expiring in 1996. The adjacent National Support Center, where administrative, technical, and marketing services are performed to support branch operations, is also held under a lease expiring in 1996. The lease for
the backup monitoring center in Arlington, Texas, expires in 1998.   BHS
retains ownership of nearly all the 260,000 systems currently being monitored. BHS leases all the vehicles used for installation and servicing of its security systems.

                         PITTSTON MINERALS GROUP

                        Description of Businesses

General

      Pittston Minerals Group (the "Minerals Group") is primarily engaged in the mining, preparation and marketing of coal, the purchase of coal for resale and the sale or leasing of coal lands to others. The Minerals

Group produces coal from surface and deep mines located in Virginia, West Virginia, eastern Kentucky and Ohio. As of December 31, 1993, the Minerals Group had approximately 390 million tons* of proved and probable coal reserves. Such reserves consisted of 56% steam coal and 44% metallurgical coal, and 71% of all coal reserves had a sulphur content of less than 1%. Total coal production for 1993 amounted to approximately 17.1 million tons. Metallurgical coal and steam coal each constituted approximately one half of total coal production for the years ended December 31, 1993, and 1992. Metallurgical coal is sold to steel and coke producers primarily located in Japan, Korea, Canada, the United States, Europe, the Mediterranean basin and Brazil. Steam coal is sold primarily to utilities and industrial customers located in the eastern United States.

      The Minerals Group also explores for and acquires mineral assets other than coal, although revenues from such activities currently represent less than 3% of Minerals Group revenues.

Business Strategy

      The Minerals Group's coal strategy is to become a low-cost producer of steam coal in the United States while reducing its relative exposure in the metallurgical coal market. Management believes that demand for steam coal, particularly low sulphur steam coal, will increase over the next several years as domestic utilities increase their purchases of low sulphur steam coal in order to meet increasingly stringent environmental standards. The Minerals Group has substantial reserves of low sulphur coal which can be produced primarily from low-cost surface mines. The market for metallurgical coal, by contrast, has been characterized by weak demand from primary steel producers and intense competition from foreign coal producers, especially those in Australia and Canada (who have benefited from a declining currency versus the U.S. dollar). In addition, the Minerals Group's metallurgical coal is primarily produced from higher-cost deep mines. Metallurgical coal sales contracts typically are subject to annual price negotiation, which increases the risk of long-term investment in coal production facilities and may heighten exposure to short-term market forces. Steam coal, however, is sold largely to domestic utilities through long-term contracts which may reduce exposure to short-term market forces.

      Since 1986 the Minerals Group has pursued its strategy through a combination of (i) selected acquisitions of steam coal assets and related contracts, (ii) development of low-cost surface mines and (iii) divestitures and closures of uneconomical metallurgical coal mining operations. For example, in June 1986 the Minerals Group acquired Paramont Coal Corporation, which owned significant steam coal surface mining operations in Virginia. In March 1992 the Minerals Group acquired two major long-term contracts to supply steam coal to a utility as well as certain advanced highwall mining systems. With regard to divestitures, in 1992 the Minerals Group sold Sewell Coal Company, which had conducted deep mine metallurgical coal operations, and sold certain other coal reserves and coal lands; in February 1993 the Minerals Group sold a coal preparation plant and related interests in land, equipment and facilities in Stone, Kentucky, as well as certain coal lands and mining rights, for $24.0 million in cash and other property; and in December 1993 the Minerals Group sold the majority of the assets of its captive supply company for $8.4 million. The Minerals Group continuously reviews its business activities with the objective of purchasing or disposing of coal assets and businesses to optimize long-term profit

- ---------------------------------
* As referred to herein, "tons" are defined as short tons of 2,000 pounds unless otherwise indicated.

potential.

      As a result of such strategic activities, the Minerals Group's steam coal sales as a percentage of total coal sales have risen from approximately 35% for 1985 to 47% for the year ended December 31, 1993. The Minerals Group's coal production from surface mines as a percentage of the Minerals Group's total coal production has grown from approximately 2% for 1985 to 46% for 1993. The average current production cost per ton of coal sold by the Minerals Group (including purchased coal) declined from approximately $34.10 for 1985 to $26.37 for 1993.

      The Minerals Group believes that its strategy to become a low-cost producer of steam coal in the United States will be substantially furthered through its January 1994 acquisition of substantially all the coal mining operations and coal sales contracts of Addington Resources, Inc. ("Addington"). This acquisition is expected to add approximately 8.5 million tons of low sulphur steam coal sales and production and provide substantial additional reserves of surface mineable low sulphur coal. The contracts acquired, some of which contain terms in excess of five years, will provide a broader base of domestic utility customers and reduce exposure in the export metallurgical market, where contract prices are renegotiated annually.

      While Pittston has not yet reached agreements with its principal metallurgical export coal customers for the contract year commencing April 1, 1994, certain Australian, Canadian and U.S. producers of metallurgical coal have recently agreed to price reductions of as much as U.S.$4.00 per metric ton for the upcoming contract year, further exacerbating the deteriorating conditions in the metallurgical coal market which have been evident for over a decade. These recent price settlements may require the Minerals Group to further reduce production and sales to the metallurgical coal market. Given these recent developments, and in light of the Minerals Group's long-standing strategy to reduce its exposure in the metallurgical coal market, the Minerals Group is actively reviewing the carrying value of its production assets to determine whether they are economically viable and whether the Minerals Group should accelerate the continuing implementation of this strategy.

Coal Operations

      Production

      Total coal production by the Minerals Group for 1993 amounted to 17.1 million tons, of which approximately 48% were produced for sale as metallurgical coal and 52% were produced for sale as steam coal. Such coal production was derived 46% from surface mines and 54% from deep mines. Total coal productivity averaged 29 tons per man-day for 1993.

      In November 1991 the Minerals Group commenced initial production from its Heartland surface mine in Lincoln County, West Virginia, which had been completed on time and within its budget of $27.0 million. Overall mine productivity at the Heartland mine averaged 64.3 tons per man-day for 1993.
The Group employs a highwall mining system at the Heartland mine and productivity of this system averaged 77.7 tons per man-day during 1993. Coal from this mine is currently shipped unwashed to the thermal market. Issues have arisen with respect to quality which are currently being addressed.

      In September 1992 the Minerals Group commenced operation of a new $11 million coal preparation plant in Virginia at the site of the existing Moss 3 plant. The plant is a computer-controlled, state-of-the-art coal processing complex which the Company believes will enhance the competitive position of the Minerals Group.

      In 1992 Pyxis Resources Company ("Pyxis"), an indirect wholly owned subsidiary of Pittston, commenced production from the new Pinson Ridge surface mine in eastern Kentucky, which contributed significantly to Pyxis' production of 5.2 million tons in 1993. Pyxis achieved average productivity of 33 tons per man-day for 1993.

      In April 1993 the Minerals Group commenced production at its new $15 million Tower Mountain surface mine in Logan County, West Virginia, employing many former underground miners who were retrained to operate large scale surface equipment. Operating under a mining plan known as mountaintop removal, the Tower Mountain mine utilizes 150 ton trucks to remove rock and overburden and uncover coal at very low cost. Through the end of 1993 this operation produced nearly 0.7 million tons of coal and is expected to achieve production of nearly 1.2 million tons in 1994.

      Productivity continues to benefit from the operating flexibilities contained in the labor agreements with the United Mine Workers of America (the "UMWA"). Since the signing of the 1990 Agreement, no significant labor disruptions have occurred. The Minerals Group's principal labor agreement with the UMWA expires in June 1994.

      Sales

      The following table indicates the approximate tonnage of coal sold by the Minerals Group in 1993, 1992 and 1991 in the domestic (North American) and export markets and by categories of customers:

                                            1993        1992      1991
                                      (In thousands, except per ton amounts)

Domestic:
  Steel and coke producers                  1,854      1,931       1,178
  Utility, industrial and other            10,277      8,432       6,441
                                          -------    -------     -------
                                           12,131     10,363       7,619
Export:
  Steel and coke producers                  9,821     10,367      10,179
  Utility, industrial and other                --         --          66
                                          -------    -------     -------
                                            9,821     10,367      10,245

      Total sold                           21,952     20,730      17,864
                                          =======    =======     =======
Group production sold                      17,420     17,123      15,196
Purchased coal sold                         4,532      3,607       2,668
                                          -------    -------     -------
      Total sold                           21,952     20,730      17,864
                                          =======    =======     =======

Average selling price per ton             $ 29.67     $30.96     $ 31.76
                                          =======    =======     =======


      In 1993 the Minerals Group sold approximately 22.0 million tons of coal, of which approximately 12.9 million tons were sold under contracts having a term of more than one year ("long-term contracts"). At December 31, 1993, approximately 71.8 million tons were committed for sale under long-term contracts expiring at various times through July 2007. Contracts relating to the greater part of this tonnage are subject to periodic price renegotiation, which can result in termination by the purchaser or the seller prior to contract expiration in case the parties should fail to agree upon price.

      The ten largest domestic customers purchased 10.2 million tons of coal in 1993 (47% of total coal sales and 84% of domestic coal sales, by tonnage). The three largest domestic customers purchased 5.9 million tons of coal in 1993 (27% of total coal sales and 49% of domestic coal sales, by tonnage). In 1993 American Electric Power Company purchased 3.2 million tons of coal, accounting for 15% of total coal sales and 27% of domestic coal sales, by tonnage.

      Of the 9.8 million tons of coal sold in the export market in 1993, the ten largest customers accounted for 6.3 million tons (29% of total coal sales and 65% of export coal sales, by tonnage) and the three largest customers purchased 2.9 million tons (13% of total coal sales and 30% of export coal sales, by tonnage). Export coal sales are made principally under annual contracts or long-term contracts that are subject to annual price renegotia-tion. Under these export contracts, the price for coal is expressed and paid in United States dollars.

      Virtually all coal sales in the domestic utility market pursuant to long-term contracts are subject to price adjustment on the basis of escalation provisions which permit an increase or decrease periodically in the price of coal sold thereunder to reflect increases and decreases in certain price indices and, in certain cases, such items as changes in taxes other than income taxes and, when the coal is sold other than FOB the mine, changes in railroad and barge freight rates. The provisions, however, are not identical in all of such contracts, and the selling price of the coal does not necessarily reflect every change in production costs incurred by the seller. These contracts are also generally subject to periodic price renegotiation.

      Contracts for the sale of metallurgical coal in the domestic and export markets are generally subject to price renegotiation on an annual basis. Approximately 2.8 million tons, or 28%, of the Minerals Group's 1993 export coal sales of metallurgical coal were made to Japanese customers under similar long-term contracts which continue in effect through various dates, the latest of which is March 31, 1996, in each case subject to annual negotiation of price and other terms. Agreements have not been reached with the principal Japanese customers for the contract year commencing April 1, 1994. However, certain Australian, Canadian and U.S. producers have agreed to price reductions of as much as U.S.$3.85 per metric ton for the upcoming contract year.

      Payment under contracts with coal customers is generally due 30 days after shipment, except that agreements with four Brazilian steel mills for the contract year commencing July 1, 1993 permit the buyers to defer payment of the purchase price with respect to the sale of 0.8 million tons of coal for up to 181 days, subject to mutual agreement on financing terms. Similar deferred payment terms were in effect with these Brazilian customers with respect to the sale of 0.9 million tons of coal for the contract year ending June 30, 1993.

      American Eagle Coal Company ("American Eagle"), an indirect wholly owned subsidiary of Pittston, purchases coal for resale, principally in the export market. American Eagle purchased 4.3 million tons of coal in 1993.

      The Minerals Group owns a 32.5% interest in Dominion Terminal Associates ("DTA"), which leases and operates a ground storage-to-vessel coal transload-ing facility in Newport News, Virginia. DTA has a throughput capacity of 22.0 million tons of coal per year and ground storage capacity of 2.0 million tons. A portion of the Minerals Group's share of the throughput and ground storage capacity of the DTA facility is subject to user rights of third parties which pay the Minerals Group a fee. The DTA facility serves export customers, as well as domestic coal users located on the eastern seaboard of the United States. For information relating to the financing arrangements for DTA, see
Note 11 to the Minerals Group's Consolidated Financial Statements included in
Part II hereof.

      In March 1992 the Minerals Group acquired from an affiliate of Addington for $42.7 million in cash all the stock of one of Addington's subsidiaries, whose principal assets were two long-term contracts for the sale of steam coal to a utility. In addition, as part of the transaction the Minerals Group entered into a four-year contract for the sale of approximately 2.4 million tons of steam coal to an affiliate of Addington and a three-year contract for the purchase of 2.0 million tons of steam coal from an affiliate of Addington; however, as a result of the acquisition in January 1994 by the Minerals Group of substantially all the coal mining operations and coal sales contracts of Addington, those two contracts will no longer be in effect. In connection with such acquisition, the Minerals Group entered into a four-year contract for the purchase of 4.9 million tons of steam coal from an affiliate of Addington. In addition, as part of the 1994 transaction the Minerals Group also purchased four highwall mining systems from an affiliate of Addington, bringing to eight the total number of such systems owned by the Minerals Group. These systems, which follow contour surface mining, permit coal extraction from exposed seams up to depths of 1,000 feet and achieve productivity levels which may exceed 100 tons per system per man-day.

      Competition

      The bituminous coal industry is highly competitive. The Minerals Group competes with many other large coal producers, including certain major oil companies with extensive coal operations, and with hundreds of small producers in the United States and abroad.

      In the export market many foreign competitors, particularly Australian, South African and Canadian coal producers, benefit from certain comparative advantages existing in the countries in which they operate, such as less difficult mining conditions, less severe government regulation and lower labor and health benefit costs, as well as currencies which have been depreciating against the United States dollar. While the metallurgical coal produced by the Minerals Group is generally of higher quality and is often used by foreign steel producers to blend with coals from other sources to improve the quality of coke and coke oven efficiency, in recent years steel producers have developed facilities and techniques which, to some extent, enable them to accept lower quality metallurgical coal in their coke ovens. Moreover, new technologies for steel production using pulverized coal injection, direct reduction iron and the electric arc furnace may reduce the demand for metallurgical coal of all types.

      The Minerals Group competes domestically on the basis of the high quality of its coal which is not only valuable in the making of steel but, because of low sulphur and high heat content, is also an attractive source of fuel to the electric utility and other coal burning industries.

      Other factors which affect competition include the price, availability and public acceptance of alternative energy sources (in particular, oil, natural gas, hydroelectric power and nuclear power), as well as the impact of federal energy policies. The Minerals Group is not able to predict the effect, if any, on its business (especially with respect to sales to domestic utilities) of particular price levels for such alternative energy sources, especially oil and natural gas. However, any sustained and marked decline in such prices could have a material adverse effect on such business.

      Environmental Matters

      The Surface Mining Control and Reclamation Act of 1977 and the regulations promulgated thereunder ("SMCRA") by the Federal Office of Surface Mining Reclamation and Enforcement ("OSM"), and the enforcement thereof by the U.S. Department of the Interior, establish mining and reclamation standards for all aspects of surface mining as well as many aspects of deep mining. SMCRA also imposes a tax of $0.35 on each ton of surface-mined coal and $0.15 on each ton of deep-mined coal. OSM and its state counterparts monitor compliance with SMCRA and its regulations by the routine issuance of "notices of violation" which direct the mine operator to correct the cited conditions within a stated period of time. The Minerals Group's policy is to correct the conditions that are the subject of these notices or to contest those believed to be without merit in appropriate proceedings. As of December 31, 1993 there were 14 notices of violation pending (excluding the eight federal notices of violation and the 157 notices of violation issued by the Commonwealth of Virginia described below), as well as one cessation order which has been stayed.

      In December 1990 OSM notified the Minerals Group that all future permits required under SMCRA would be "blocked" and existing permits could be revoked unless the Minerals Group remedied certain violations of SMCRA allegedly committed by four of the Minerals Group's former contract miners. All the alleged violations occurred at least six years ago and each of the contractors has gone out of business. At no time prior to the notification referred to above was the Minerals Group notified that OSM considered the Minerals Group to be responsible for the alleged violations of its contractors and in February 1991 the United States District Court for the Western District of Virginia issued a preliminary injunction prohibiting OSM from requiring the Minerals Group "to abate unabated cessation orders, unpaid civil penalties, unpaid abandoned mine land fees or forfeited state bonds" pertaining to the four contractors. The Court's decision was based, in part, on the determination that such action by OSM would violate the due process rights of the Minerals Group under the United States Constitution. OSM appealed the preliminary injunction to the Fourth Circuit Court of Appeals but later withdrew its appeal without prejudice. In February 1992 further proceedings in the District Court resulted in an expanded preliminary injunction which prohibits OSM from taking abatement action with respect to the fines and penalties of any of the Minerals Group's contractors until OSM provides the Minerals Group with adequate notice and a due process hearing. Thereafter, however, the Court dismissed the action, concluding that it had to be filed in the District of Columbia. The Court left its injunction in force pending appeal by the Minerals Group to the Fourth Circuit Court of Appeals. The Minerals Group filed its appeal with the Fourth Circuit and the government moved to dissolve the injunction. The Fourth Circuit has denied the government's motion and stayed its decision on the appeal pending resolution of other litigation in the District of Columbia challenging the validity of the ownership and control rules. Under the injunction, the Minerals Group will be entitled to an independent determination as to what liability, if any, it has for the fines and penalties of its contractors.

      Notwithstanding the injunction mentioned above, in October 1993 OSM issued eight notices of violation to the Minerals Group on the ground that the Minerals Group should have disclosed contractor relationships in permit applications in Kentucky and West Virginia. Under pressure from OSM, Virginia issued 157 notices of violation in October 1993. The agencies argue that the Minerals Group has a duty to disclose its "ownership and control" of contractors, even though the Minerals Group denies "ownership and control" and terminated its relationship with most of the contractors prior to adoption of the regulations. The Minerals Group is vigorously challenging OSM's and Virginia's actions in administrative proceedings. However, should the agencies ultimately succeed in linking the Minerals Group to the liabilities of former contractors, the Minerals Group would incur reclamation and other liabilities in an amount not presently determinable.

      The State of West Virginia has also threatened to block the Minerals Group's permits for alleged permit violations, delinquent abandoned mine land fees, and civil penalties of former contractors or lessees in that state. The civil penalties and fees are alleged to exceed $1.0 million. In addition, if the Minerals Group is found liable, it will be required to complete certain reclamation work in order to avoid blocking of its permits by the state.

      The ultimate amount of civil penalties, fees and reclamation obligations payable by the Minerals Group, if it is found liable for the foregoing, is not presently determinable.

      The Minerals Group is subject to various federal environmental laws, including the Clean Water Act, the Clean Air Act and the Safe Drinking Water Act, as well as state laws of similar scope in Virginia, West Virginia and Kentucky. These laws require approval of many aspects of coal mining operations, and both federal and state inspectors regularly visit the Minerals Group's mines and other facilities to assure compliance.

      While it is not possible to quantify the costs of compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. In that connection, it is estimated that the Minerals Group will make capital expenditures for environmental control facilities in the amount of approximately $1.7 million in 1994 and $1.4 million in 1995. Compliance with these laws has substantially increased the cost of coal mining, but is, in general, a cost common to all domestic coal producers. Pittston believes that the competitive position of the Minerals Group has not been and should not be adversely affected except in the export market where the Minerals Group competes with various foreign producers subject to less stringent environmental regulation.

      Federal, state and local authorities strictly monitor the sulphur dioxide and particulate emissions from electric power plants served by the Minerals Group. In 1990 Congress enacted the Clean Air Act Amendments of 1990, which, among other things, permit utilities to use low sulphur coals in lieu of constructing expensive sulphur dioxide removal systems. Pittston believes that such Act should have a favorable impact on the marketability of the Minerals Group's extensive reserves of low sulphur coals. However, Pittston cannot predict at this time the timing or extent of such favorable impact.

      Mine Health and Safety Laws

      The coal operating companies included within the Minerals Group are generally liable under federal laws requiring payment of benefits to coal miners with pneumoconiosis ("black lung"). The Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977 (the "1977 Act"), as amended by the Black Lung Benefits and Revenue Amendments Act of 1981 (the "1981 Act"), expanded the benefits for black lung disease and levied a tax on coal production of $1.10 per ton for deep-mined coal and $0.55 per ton for surface-mined coal, but not to exceed 4.4% of the sales price. In addition, the 1981 Act provides that certain claims for which coal operators had previously been responsible will be obligations of the government trust funded by the tax. The 1981 Act also tightens standards set by the 1977 Act for establishing and maintaining eligibility for benefits. The Revenue Act of 1987 extended the termination date of the tax from January 1, 1996 to the earlier of January 1, 2014 or the date on which the government trust becomes solvent. Pittston cannot predict whether any future legislation effecting changes in the tax will be enacted.

      Stringent safety and health standards have been imposed by federal legislation since 1969 when the Federal Coal Mine Health and Safety Act was adopted, which resulted in increased operating costs and reduced productivity. The Federal Mine Safety and Health Act of 1977 significantly expanded the enforcement of health and safety standards.

      Compliance with health and safety laws is, in general, a cost common to all domestic coal producers. Pittston believes that the competitive position of the Minerals Group has not been and should not be adversely affected except in the export market where the Minerals Group competes with various foreign producers subject to less stringent health and safety regulations.

      Labor Agreements; Employee Relations

      In May 1987 certain coal subsidiaries of Pittston withdrew as members of the Bituminous Coal Operators Association (the "BCOA"). For many years the BCOA had, on behalf of its members (including such subsidiaries), negotiated collective bargaining agreements with the UMWA. The 1984 National Bituminous Coal Wage Agreement ("1984 NBCWA"), which had been negotiated by the BCOA in 1984 and to which such subsidiaries were parties, expired on January 31, 1988. Shortly prior to the expiration of the 1984 NBCWA, the BCOA and the UMWA entered into the 1988 National Bituminous Coal Wage Agreement (the "1988 NBCWA"). Neither Pittston nor any of its subsidiaries were parties to the 1988 NBCWA.

      In January 1990, after a 46-week strike, various coal subsidiaries of Pittston (collectively, the "Coal Subsidiaries") entered into the 1990 Agreement with the UMWA. The 1990 Agreement will expire on June 30, 1994. Such Agreement provides for increases in wages and benefits, expanded job security for the Coal Subsidiaries' employees, new health care cost contain-ment measures and operational flexibility for the Coal Subsidiaries, including the right to operate 24 hours per day, seven days per week.


     In August 1991 Heartland Coal Company ("Heartland"), a wholly owned subsidiary included within the Minerals Group, entered into a separate collective bargaining agreement with the UMWA covering employees of Heartland at mines located in Lincoln County, West Virginia. That agreement expires on January 31, 1997. In January 1993 the Coal Subsidiaries entered into a Memorandum of Understanding which modified the 1990 Agreement to cover the terms and conditions of employment at the Minerals Group's new Tower Mountain surface mine located in Logan County, West Virginia. Such Memorandum expires on January 31, 1997.

     At March 1, 1994 approximately 1,050 of the approximately 3,200 employees engaged in the coal operations of the Minerals Group were members of the UMWA. The remainder of such employees are either supervisory personnel or unrepresented hourly employees. Since the signing of the 1990 Agreement, no significant labor disruptions have occurred. Pittston believes that its employee relations are satisfactory.

      Health Benefit Act

      In October 1992 the Coal Industry Retiree Health Benefit Act of 1992 (the "Health Benefit Act") was enacted as part of the Energy Policy Act of 1992.
The Health Benefit Act established new rules for the payment of future health care benefits for thousands of retired union mine workers and their dependents. Part of the burden for these payments has been shifted by the Health Benefit Act from certain coal producers, which had a contractual obligation to fund such payments, to producers such as Pittston which have collective bargaining agreements with the UMWA that do not require such payments and to numerous other companies which are no longer in the coal business. The Health Benefit Act establishes a trust fund to which "signatory operators" and "related persons," including Pittston and certain of its coal subsidiaries (collectively, the "Pittston Companies"), are obligated to pay annual premiums for assigned beneficiaries, together with a pro rata share for certain beneficiaries who never worked for such employers, including, in

Pittston's case, the Pittston Companies ("unassigned beneficiaries"), in amounts to be determined by the Secretary of Health and Human Services on the basis set forth in the Health Benefit Act.

      In October 1993 the Pittston Companies received notices from the Social Security Administration (the "SSA") with regard to their assigned beneficiaries for which they are responsible under the Health Benefit Act; the Pittston Companies also received a calculation of their liability for the first two years. For 1993 and 1994, this liability (on a pretax basis) is approximately $9.1 million and $11.0 million, respectively. Pittston believes that the annual pretax liability under the Health Benefit Act for the Pittston Companies' assigned beneficiaries will continue in the $10 to $11 million range for the next ten years and should begin to decline thereafter as the number of such assigned beneficiaries decreases.

      Based on the number of beneficiaries actually assigned by the SSA, Pittston estimates the aggregate pretax liability relating to the Pittston Companies' assigned beneficiaries at approximately $265-$275 million, which when discounted at 8% provides a present value estimate of approximately $100-$110 million.

      The ultimate obligation that will be incurred by Pittston could be significantly affected by, among other things, increased medical costs, decreased number of beneficiaries, governmental funding arrangements, and such federal health benefit legislation of general application as may be enacted.
In addition, the Health Benefit Act requires the Pittston Companies to fund, pro rata according to the total number of assigned beneficiaries, a portion of the health benefits for unassigned beneficiaries. At this time, the funding for such health benefits is being provided from another source and for this and other reasons the Pittston Companies' ultimate obligation for the unassigned beneficiaries cannot be determined. Pittston accounts for the obligation under the Health Benefit Act as a participant in a multi-employer plan and recognizes the annual cost on a pay-as-you-go basis.

      Evergreen Case

      In 1988 the trustees of certain pension and benefit trust funds (the "Funds") established under collective bargaining agreements with the UMWA brought an action (the so-called "Evergreen Case") against Pittston and a number of its coal subsidiaries in the United States District Court for the District of Columbia, claiming that the defendants are obligated to contribute to the Funds in accordance with the provisions of the 1988 NBCWA, to which neither Pittston nor any of its subsidiaries is a signatory. In January 1992 the District Court issued an order granting summary judgment on the issue of liability which was thereafter affirmed by the Court of Appeals. In June 1993 the United States Supreme Court denied a petition for a writ of certiorari. The case has been remanded to the District Court, and damage and other issues remain to be decided. In September 1993 the Company filed a motion seeking relief from the District Court's grant of summary judgment to plaintiffs based on, among other things, the Company's allegation that plaintiffs improperly withheld evidence that directly refutes plaintiffs' representations to the District Court and the Court of Appeals in this case. In December 1993 that motion was denied.

      In furtherance of its ongoing effort to identify other available legal options for seeking relief from what it believes to be an erroneous finding of liability in the Evergreen Case, the Company has filed suit against the BCOA and others to hold them responsible for any damages sustained by the Company as a result of the Evergreen Case. Although the Company is continuing that effort, the Company, following the District Court's ruling in

December 1993, recognized the potential liability that may result from an adverse judgment in the Evergreen Case. In any event, any final judgment in the Evergreen Case will be subject to appeal.

      As a result of the Health Benefit Act described above, there is no continuing liability in this case in respect of health benefit funding after February 1, 1993.

        Properties

      The principal properties of the Minerals Group are coal reserves, coal mines and coal preparation plants, all of which are located in Virginia, West Virginia, eastern Kentucky and, following the Addington acquisition discussed above, Ohio. Such reserves are either owned or leased. Leases of land or coal mining rights generally are either for a long-term period or until exhaustion of the reserves, and require the payment of a royalty based generally on the sales price and/or tonnage of coal mined from a particular property. Many leases or rights provide for payment of minimum royalties.

      Pittston estimates that the Minerals Group's proved and probable deep mining, surface mining and total coal reserves as of December 31, 1993 were 230,000,000, 160,000,000 and 390,000,000 tons, respectively. Such estimates represent economically recoverable and minable tonnage and include allowances for extraction and processing.

      Of the 390,000,000 tons of proved and probable coal reserves as of December 31, 1993, approximately 71% has a sulphur content of less than 1% (which is generally regarded in the industry as low sulphur coal) and approximately 29% has a sulphur content greater than 1%. Approximately 44% of such reserves consists of primarily metallurgical grade coal.

      As of December 31, 1993 the Minerals Group controlled approximately 650 million tons of additional coal deposits in the eastern United States, which cannot be expected to be economically recovered without market improvement and/or the application of new technologies. The Minerals Group also owns substantial quantities of low sulphur coal deposits in Sheridan County, Wyoming. The December 31, 1993 tonnage data do not include coal reserves and deposits acquired in connection with the Addington Acquisition. Pittston estimates that between 215 million to 220 million tons of proved and probable coal reserves were acquired in January 1994 in connection with such Acquisition.

      The Minerals Group's mines use modern mechanized mining equipment and techniques to produce coal. Substantially all deep mines use conveyor systems to transport coal to the surface where the coal is generally processed by preparation plants.

      Most of the oil and gas rights associated with the Minerals Group's properties are managed by an indirect wholly owned subsidiary of Pittston which, in general, receives royalty and other income from oil and gas development and operation by third parties. The Minerals Group also receives incidental income from the sale of timber cutting rights on certain properties.

Mineral Ventures

      The Minerals Group includes Pittston Mineral Ventures Company and its subsidiaries ("PMV"), which conduct programs for the purpose of diversification into natural resources other than coal. PMV's business is directed at locating and acquiring mineral assets, advanced stage projects and operating mines. PMV is currently evaluating gold projects in the United States and Australia. An exploration office has been opened in Reno, Nevada, to coordinate PMV's expanded exploration program in the Western United States. In 1993 PMV expended approximately $2,823,000 on all of such programs.

      The Stawell gold mine, located in the Australian state of Victoria, in which PMV has a net equity interest of 67%, produced 73,765 ounces of gold in 1993. PMV estimates that on December 31, 1993, the Stawell gold mine had approximately 2,332,000 tons of proved and probable gold ore reserves at an average grade of about 0.143 of an ounce per ton. In-mine exploration at Stawell continues to generate positive results.

      PMV also has a 75% interest in a graphite mine near Port Lincoln in South Australia. Although substantial infrastructure and facilities have been constructed, processing difficulties and a significant reduction in the market price for flake graphite have resulted in suspension of all activities. PMV's total book investment in this project of $7,920,000 was written off in December of 1993.

Other Matters

      The Minerals Group regularly monitors production costs in relation to prevailing and anticipated market prices in order to determine the economic viability of its various mines. In 1993 the Minerals Group incurred in the fourth quarter an after-tax charge of $49 million (approximately $79 million on a pre-tax basis) relating to mine closings, including employee benefit costs and certain other noncash charges, together with its estimate of the Minerals Group's liability in connection with the Evergreen Case. The Minerals Group regularly reviews the costs and economic viability of its facilities and operations, and there can be no assurance that additional charges or write-downs will not occur in 1994 or future years.


                   MATTERS RELATING TO FORMER OPERATIONS

      In April 1990 the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ("Tankport") in Jersey City, New Jersey, which operations were sold in 1983. Under the settlement agreement the Company is obligated to pay for 80% of the remediation costs. Based on data available to the Company and its environmental consultants, the Company estimates its portion of the clean-up costs, on an undiscounted basis, using existing technologies to be between $4.5 million and $13.5 million over a period of three to five years. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which the clean-up will be measured by the New Jersey Department of Environmental Protection and Energy.

      The Company commenced an insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. Although the underwriters have disputed this claim, management and its outside legal counsel believe that recovery is probable of realization in the full amount of the claim. This conclusion is based upon, among other things, the nature of the pollution policies which were broadly designed to cover such contingent liabilities, the favorable state of the law in the State of New Jersey (whose laws were held by the court to control the interpretation of the policies), and numerous other factual considerations which support the Company's analysis of the insurance contracts and rebut many of the underwriters' defenses.

      Accordingly, since management and its outside legal counsel believe that recovery is probable of realization in the full amount of the claim, the Company's financial statements do not reflect any liability in regard to the Tankport obligation.

Item 3:     Legal Proceedings

      For a description of the Evergreen Case, see Items 1 and 2: "Pittston Minerals Group -- Description of Businesses -- Coal Operations -- Evergreen Case."


Item 4:     Submission of Matters to a Vote of Security Holders

            Not applicable.

Executive Officers of the Registrant

      The following is a list as of March 15, 1994, of the names and ages of the executive and other officers of Pittston and the names and ages of certain officers of its subsidiaries, indicating the principal positions and offices held by each. There is no family relationship between any of the officers named.

Name                   Age   Positions and Offices Held           Held Since

Executive Officers
Joseph C. Farrell      58    Chairman, President and Chief           1991
                              Executive Officer
David L. Marshall      55    Vice Chairman of the Board              1990
Garold R. Spindler     46    Senior Vice President                   1990
James B. Hartough      46    Vice President - Corporate Finance      1988
                              and Treasurer
Frank T. Lennon        52    Vice President - Human Resources        1985
                              and Administration
Gary R. Rogliano       42    Vice President - Controllership         1991
                              and Taxes

Other Officers
Karl K. Kindig         42    Vice President - Corporate Development  1991
Jack D. McDaniel       64    Vice President                          1979
Michael E. Odom        42    Vice President - Special Projects       1991
Austin F. Reed         42    Vice President, General Counsel and     1994
                              Secretary
Arthur E. Wheatley     51    Vice President and Director of Risk     1986
                              Management

Subsidiary Officers
Michael T. Dan         43    President and Chief Executive Officer   1993
                              of Brink's, Incorporated
Peter A. Michel        51    President and Chief Executive Officer   1988
                              of Brink's Home Security, Inc.
Garold R. Spindler     46    President and Chief Executive Officer   1990
                              of Pittston Coal Company

     Executive and other officers of Pittston are elected annually and serve at the pleasure of its Board of Directors.

     Mr. Farrell was elected to his present position effective October 1, 1991. From July 1990 through September 1991, he served as President and Chief Operating Officer of Pittston, and from 1984 to 1990, he served as Executive Vice President of Pittston.

     Mr. Marshall was elected Vice Chairman and Chief Financial Officer in July 1990 and resigned as Chief Financial Officer in February 1994. He remains as Vice Chairman of the Board and a director of Pittston. From 1984 to 1990, he served as Executive Vice President and Chief Financial Officer of Pittston.
Mr. Marshall served as Chairman of Burlington Air Express Inc. from 1985 to February 1994.

     Mr. Spindler was elected President and Chief Executive Officer of Pittston Coal Company in October 1990. From 1986 to 1990 he served as President of Pyxis Resources Company, a subsidiary of Pittston. He was elected a Vice President of Pittston in 1986 and a Senior Vice President in July 1990.

     Mr. Kindig was elected Vice President - Corporate Development in October

1991. From 1990 to 1991 he served as Vice President and General Counsel of Pittston Coal Management Company, and from 1986 to 1990 he served as Counsel to Coal Operations.

     Mr. Odom was elected to his present position in October 1991. He served Pittston Coal Group, Inc. as President and Chief Executive Officer from 1989 to 1991 and as Executive Vice President - Operations from 1986 to 1989.

     Mr. Reed has served as Vice President and Secretary since September 1993 and was elected General Counsel in March 1994. Since 1989 he has served as General Counsel to Brink's, Incorporated and Burlington Air Express Inc.

     Mr. Rogliano was elected to his present position in October 1991. From 1986 to 1991, he served as Vice President and Director of Taxes of Pittston.

     Messrs. Hartough, Lennon, McDaniel and Wheatley have served in their present positions for more than the past five years.

     Mr. Dan was elected President and Chief Executive Officer of Brink's, Incorporated in July 1993. From August 1992 to July 1993 he served as President of North American operations of Brink's, Incorporated and as Executive Vice President of Brink's, Incorporated from 1985 to 1992.

     Mr. Michel was elected President and Chief Executive Officer of Brink's Home Security, Inc. in April 1988. From 1985 to 1987 he served as President and Chief Executive Officer of Penn Central Technical Security Company.

                                  PART II

Item 5:    Market for Registrant's Common Equity
           and Related Shareholder Matters

                    MARKET PRICES OF PITTSTON COMMON STOCK


                                                Market Price
                                              ----------------                       Dividends
                                           High               Low                    Declared
                                           ----               ---                    ---------
THE PITTSTON COMPANY
- --------------------

    1992
    1st Quarter ............               $19.00             14.50                   $ .05
    2nd Quarter ............                16.63             14.63                     .05
    3rd Quarter ............                15.75             12.50                     .075
    4th Quarter ............                15.13             11.38                     .075

    1993
    1st Quarter ............               $17.25             13.63                   $ .075
    2nd Quarter ............                19.00             15.63                     .075
    3rd Quarter (through
     July 26) ..............                22.63             16.50                        -

PITTSTON SERVICES GROUP
- -----------------------

    1993
    3rd Quarter (commencing
     July 6)  ..............               $22.00             14.50                   $ .05
    4th Quarter ............                29.75             21.00                     .05

PITTSTON MINERALS GROUP
- -----------------------

   1993
   3rd Quarter (commencing
      July 6) ..............               $24.50             11.50                   $ .1625
   4th Quarter .............                24.25             20.50                     .1625



On July 26, 1993, the outstanding shares of the Company's common stock were redesignated as Services Stock on a share-for-share basis and a second class of common stock, designated as Minerals Stock, was distributed on a basis of one-fifth of one share of Minerals Stock for each share of the Company's common stock. The common stock prices represent the actual historical high and low market prices. When issued trading for Services Stock and Minerals Stock commenced on July 6, 1993.

Services Stock and Minerals Stock are traded on the New York Stock Exchange under the ticker symbols "PZS" and "PZM", respectively. As of March 1, 1994, there were approximately 7,300 and 6,100 shareholders of record of Services Stock and Minerals Stock, respectively.

Item 6:    Selected Financial Data

                     THE PITTSTON COMPANY AND SUBSIDIARIES
                            SELECTED FINANCIAL DATA


FIVE YEARS IN REVIEW                                         1993              1992              1991           1990       1989
                                                       ----------        ----------         ---------      ---------  ---------
SALES AND INCOME (IN THOUSANDS):
  Net sales and operating revenues ............        $2,256,121         2,073,041         1,884,408      1,806,050  1,597,434
  Income (loss) before extraordinary credit
    and cumulative effect of accounting
    changes ...................................            14,146(B)         49,087(b)        (28,835)        46,192      3,795
  Extraordinary credit ........................                 -                 -                 -         14,876          -
  Cumulative effect of accounting changes .....                 -                 -          (123,017)             -          -
  Net income (loss) ...........................        $   14,146(B)         49,087(b)       (151,852)        61,068      3,795

FINANCIAL POSITION (IN THOUSANDS):
  Net property, plant and equipment ...........        $  369,821           376,872           332,232        319,348    285,581
  Total assets ................................         1,361,501         1,322,288         1,240,085      1,120,471    984,216
  Long-term debt, less current maturities .....            58,388            91,208            71,962        110,709     92,364
  Shareholders' equity ........................        $  353,512           341,460           316,515        479,732    424,150

AVERAGE COMMON SHARES OUTSTANDING
  (IN THOUSANDS) (A):
  Pittston Services Group .....................            36,907            37,081            37,284         37,282     37,642
  Pittston Minerals Group .....................             7,381             7,416             7,457          7,456      7,528

PER PITTSTON SERVICES GROUP COMMON SHARE (A):
  Income before extraordinary credit and
    cumulative effect of accounting changes ...        $     1.28(B)            .74(b)             .56           .31        .43
  Extraordinary credit ........................                 -                 -                  -           .30          -
  Cumulative effect of accounting changes .....                 -                 -                .01             -          -
  Net income ..................................              1.28(B)            .74(b)             .57           .61        .43
  Cash dividends ..............................             .1909             .1515              .1212         .1212      .0909
  Book value ..................................        $    10.07(C)           9.00(c)            9.64          9.60       8.91

PER PITTSTON MINERALS GROUP COMMON SHARE (A):
  Income (loss) before extraordinary credit and
    cumulative effect of accounting changes ...        $    (4.47)             2.94              (6.66)         4.63      (1.64)
  Extraordinary credit ........................                 -                 -                  -           .50          -
  Cumulative effect of accounting changes .....                 -                 -             (16.54)            -          -
  Net income (loss) ...........................             (4.47)             2.94             (23.20)         5.13      (1.64)
  Cash dividends ..............................             .6204             .4924              .3939         .3939      .2954
  Book value ..................................        $    (3.31) (C)         1.68(c)           (5.80)        16.35      12.09

(a) For purposes of computing net income (loss) per common share and book value per share for Pittston Services Group ("Services Group") and Pittston Minerals Group ("Minerals Group") for the periods prior to July 1, 1993, the number of shares of Pittston Services Group Common Stock ("Services Stock") are assumed to be the same as the total corresponding number of shares of The Pittston Company's (the "Company") common stock. The number of shares of Pittston Minerals Group Common Stock ("Minerals Stock") are assumed to equal one-fifth of the number of shares of the Company's common stock (Note 9).

       The initial dividends on the Services Stock and Minerals Stock were paid on September 1, 1993. Dividends paid by the Company prior to September 1, 1993, have been attributed to the Services and Minerals Groups in relation to the initial dividends paid on the Services Stock and Minerals Stock.

(b) As of January 1, 1992, Brink's Home Security, Inc. elected to capitalize categories of costs not previously capitalized for home security installations to more accurately reflect subscriber installation costs. The effect of this change in accounting principle was to increase income
       (loss) before extraordinary credit and cumulative effect of accounting changes and net income of the Company and the Services Group by $2,435,000 or $.07 per share of Services Stock in 1993 and by $2,596,000 or $.07 per share of Services Stock in 1992.

(c) Calculated based on the number of shares outstanding at end of the period excluding shares outstanding under the Company's Employee Benefits Trust (Note 9).

                            PITTSTON SERVICES GROUP
                            SELECTED FINANCIAL DATA


The following Selected Financial Data reflects the results of operations and financial position of the businesses which comprise Pittston Services Group ("Services Group") and should be read in connection with the Services Group's financial statements. The financial information of the Services Group and Pittston Minerals Group ("Minerals Group") supplements the consolidated financial information of The Pittston Company and Subsidiaries (the "Company") and, taken together, includes all accounts which comprise the corresponding consolidated financial information of the Company.


FIVE YEARS IN REVIEW:                                        1993              1992           1991          1990          1989
                                                       ----------        ----------      ---------      --------     ---------
SALES AND INCOME (IN THOUSANDS):
  Operating revenues ..............................    $1,569,032        1,415,170       1,302,308      1,252,509    1,150,720
  Income before extraordinary credit and
    cumulative effect of accounting changes .......        47,126(b)        27,277(b)       20,841         11,636       16,171
  Extraordinary credit ............................             -                -               -         11,147            -
  Cumulative effect of accounting changes .........             -                -             311              -            -
  Net income ......................................    $   47,126(b)        27,277(b)       21,152         22,783       16,171


FINANCIAL POSITION (IN THOUSANDS):
  Net property, plant and equipment ...............    $  188,076          169,736         160,783        158,151      124,712
  Total assets ....................................       806,941          767,020         731,973        719,304      642,989
  Long-term debt, less current maturities .........        58,109           91,208          71,962        104,709       85,864
  Shareholder's equity ............................    $  378,369          329,158         359,813        357,858      333,583

AVERAGE PITTSTON SERVICES GROUP COMMON
  SHARES OUTSTANDING (IN THOUSANDS) (A) ...........        36,907           37,081          37,284         37,282       37,642

PITTSTON SERVICES GROUP COMMON SHARES
  OUTSTANDING (IN THOUSANDS) (A) ..................        41,429           40,533          37,317         37,278       37,439

PER PITTSTON SERVICES GROUP COMMON SHARE (A):
  Income before extraordinary credit and
    cumulative effect of accounting changes .......    $     1.28(b)           .74(b)          .56            .31          .43
  Extraordinary credit ............................             -                -               -            .30           -
  Cumulative effect of accounting changes .........             -                -             .01             -            -
  Net income ......................................          1.28(b)           .74(b)          .57            .61          .43
  Cash dividends ..................................         .1909            .1515           .1212          .1212        .0909
  Book value ......................................    $    10.07(a)          9.00(a)         9.64           9.60         8.91

(a) For purposes of computing net income per common share and book value per share for the Service Group for the periods prior to July 1, 1993, the number of shares of Pittston Services Group Common Stock ("Services Stock") are assumed to be the same as the total corresponding number of shares of the Company's common stock. The initial dividend on

       Services Stock was paid on September 1, 1993. Dividends paid by the Company prior to September 1, 1993, have been attributed to the Services Group in relation to the initial dividend paid on the Services Stock. Book value per share is calculated based on the number of shares outstanding at the end of the period excluding 3,853,778 and 3,951,033 shares outstanding under the Company's Employee Benefits Trust at December 31, 1993 and 1992, respectively. Shares outstanding under the Company's Employee Benefits Trust are evaluated for inclusion in the evaluation of net income per share and have no dilutive effect (Note 1).

(b) As of January 1, 1992, Brink's Home Security, Inc. ("BHS") elected to capitalize categories of costs not previously capitalized for home security installations to more accurately reflect subscriber installation costs. The effect of this change in accounting principle was to increase income before extraordinary credit and cumulative effect of accounting changes and net income of the Services Group by $2,435,000 or $.07 per share of Services Stock in 1993 and by $2,596,000 or $.07 per share of Services Stock in 1992.

                            PITTSTON MINERALS GROUP
                            SELECTED FINANCIAL DATA



The following Selected Financial Data reflects the results of operations and financial position of the businesses which comprise Pittston Minerals Group ("Minerals Group") and should be read in connection with the Minerals Group's financial statements. The financial information of Minerals Group and Pittston Services Group ("Services Group") supplements the consolidated financial information of The Pittston Company and Subsidiaries (the "Company") and, taken together, includes all accounts which comprise the corresponding consolidated financial information of the Company.


FIVE YEARS IN REVIEW:                                         1993          1992           1991           1990           1989
                                                         ---------      --------       --------       --------       --------
SALES AND INCOME (IN THOUSANDS):
  Net sales .......................................      $ 687,089       657,871        582,100        553,541        446,714
  Income (loss) before extraordinary credit and
    cumulative effect of accounting changes .......        (32,980)       21,810        (49,676)        34,556        (12,376)
  Extraordinary credit ............................              -             -              -          3,729              -
  Cumulative effect of accounting changes .........              -             -       (123,328)             -              -
  Net income (loss) ...............................      $ (32,980)       21,810       (173,004)        38,285        (12,376)

FINANCIAL POSITION (IN THOUSANDS):
  Net property, plant and equipment ...............      $ 181,745       207,136        171,449        161,197        160,869
  Total assets ....................................        606,247       587,696        528,176        401,167        341,227
  Long-term debt, less current maturities .........            279             -              -          6,000          6,500
  Shareholder's equity ............................      $ (24,857)       12,302        (43,298)       121,874         90,567

AVERAGE PITTSTON MINERALS GROUP COMMON
  SHARES OUTSTANDING (IN THOUSANDS) (A) ...........          7,381         7,416          7,457          7,456          7,528

PITTSTON MINERALS GROUP COMMON SHARES
  OUTSTANDING (IN THOUSANDS) (A) ..................          8,281         8,107          7,463          7,456          7,488

PER PITTSTON MINERALS GROUP COMMON SHARE (A):
  Income (loss) before extraordinary credit and
    cumulative effect of accounting changes .......      $   (4.47)         2.94          (6.66)          4.63          (1.64)
  Extraordinary credit ............................              -             -              -            .50              -
  Cumulative effect of accounting changes .........              -             -         (16.54)             -              -
  Net income (loss) ...............................          (4.47)         2.94         (23.20)          5.13          (1.64)
  Cash dividends ..................................          .6204         .4924          .3939          .3939          .2954
  Book value ......................................      $   (3.31)(a)      1.68(a)       (5.80)         16.35          12.09

(a) For purposes of computing net income per common share and book value per share for the Minerals Group for the periods prior to July 1, 1993, the number of shares of Pittston Minerals Group Common Stock ("Minerals Stock") are assumed to equal one-fifth of the number of shares of the Company's common stock. The initial dividend on Minerals Stock was paid on September 1, 1993. Dividends paid by the Company prior to September 1, 1993 have been attributed to the Minerals Group in relation to the initial dividend paid on the Minerals Stock. Book value per share is calculated based on the number of shares outstanding at the end of the period excluding 770,301 and 790,207 shares outstanding under the Company's Employee Benefits Trust at December 31, 1993 and 1992, respectively. Shares outstanding under the Company's Employee Benefits Trust are evaluated for inclusion in the calculation of net income per share and have no dilutive effect (Note 1).

Item 7: Management's Discussion and Analysis of Results of Operations and Financial Condition

                     THE PITTSTON COMPANY AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS
Net income for 1993 was $14.1 million compared with $49.1 million for 1992. Operating profit totalled $26.1 million for 1993 compared with $89.5 million for 1992. Net income and operating profit for 1993 included restructuring and other charges of $48.9 million and $78.6 million, respectively, impacting Coal and Mineral Ventures operations. Consequently, these operations each reported operating losses for 1993, while each of The Pittston Company's (the "Company") services businesses, which include the operations of Burlington Air Express Inc. ("Burlington"), Brink's, Incorporated ("Brink's") and Brink's Home Security, Inc. ("BHS"), reported improved operating earnings compared with 1992. Net income and operating profit for 1992 were positively impacted by a pension credit of $7.0 million and $11.1 million, respectively, relating to the amortization of the unrecognized initial net pension asset at the date of adoption of Statement of Financial Accounting Standards ("SFAS") No. 87, "Employers' Accounting for Pensions", which was recognized over the estimated remaining average service life of the Company's employees since the date of adoption which expired at the end of 1992.

In 1991, the Company had a net loss of $151.9 million and an operating loss of $33.9 million. The operating loss in 1991 included restructuring charges in the Coal segment of $115.2 million. Excluding the 1991 restructuring charges, operating profit in the Coal segment increased $5.8 million in 1992 compared with 1991. The combined operating profit of the Company's services businesses increased $3.3 million for the same period, with increased results for home security operations partially offset by decreased results for air freight operations. As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations to more accurately reflect subscriber installation costs. The effect of this change in accounting principle was to increase net income in 1992 by $2.6 million.

The net loss for 1991 was due to the coal restructuring charges and to the net effect of two accounting changes adopted in 1991. The Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The cumulative effect of SFAS No. 109 increased net income by $10.1 million in 1991, while the cumulative effect of SFAS No. 106 decreased net income by $133.1 million in 1991.

BURLINGTON
Operating profit of Burlington increased $22.9 million to $38.0 million in 1993 from $15.1 million in 1992. Worldwide revenues increased $97.8 million or 11% to $998.1 million in 1993 from $900.3 million in 1992. The increase in revenues primarily reflects volume increases only partially offset by lower average yields (revenues per pound). Total weight shipped worldwide for 1993 increased 14% to 1,020.4 million pounds from 893.0 million pounds in 1992. Operating expenses increased $76.2 million in 1993, while selling, general and administrative expenses decreased $.5 million in 1993 compared with the prior year. Selling, general and administrative expenses in 1992 were adversely affected by charges for costs related to organizational downsizing in both domestic and foreign operations. Higher operating expenses resulting from the increased volume of business in 1993 were, however, favorably impacted by increased efficiency in private fleet operations achieved as a result of a fleet upgrade to DC8-71 aircraft replacing B707 aircraft, accomplished by lease transactions at year-end 1992 and in early 1993. Two additional DC8-71's were added to the fleet during the fourth quarter of 1993, replacing less fuel efficient DC8-63 freighters. These aircraft meet Stage III noise regulations and provide the company with a significant increase in its lift capacity. During the 1993 fourth quarter Burlington also completed a 30% expansion of its airfreight hub in Toledo, Ohio. This expansion assists in achieving continuing efficiency gains, including higher average weight shipped per container.

The increase in operating profit for 1993 compared with 1992 is attributable to increased Americas' operating profit of $22.0 million and increased foreign operating profit of $.9 million. The increase in Americas' operating profit was largely due to increased domestic and export volume and lower transportation costs per pound, partially offset by decreased average yields. Intra-Americas' volume increases resulted from strong electronics industry shipments as well as increased shipments from the health care industry, retail businesses and local accounts. While average yields decreased in 1993 compared with 1992 reflecting a highly competitive pricing environment, market improvement was evident during the last quarter of the year as load factors reached record levels throughout the industry.

Burlington's operating profit decreased $4.7 million to $15.1 million in 1992 from $19.8 million in 1991 even though worldwide revenues increased $69.4 million or 8%. The increase in revenues reflected significant company-wide volume increases occurring principally during the latter part of 1992, offset by weaker average yields. The 1992 volume gains reflected recovering economic conditions. Yield declines resulted from a change in customer mix, due to a loss of high-yielding business with volume gains in lower-yielding accounts, and a change in product mix to an increased proportion of second-day business. The decline in operating profit, resulting from increased operating expenses which exceeded increased revenues is principally attributable to decreased Americas' operating profit of $8.3 million, which was only partially offset by increased foreign operating profit of $3.6 million.

Americas' operating profit was adversely affected by decreased yields in 1992, only partially offset by volume gains. Operating profit of foreign subsidiaries increased $3.6 million in the aggregate to $12.5 million from $8.9 million in 1991 as improved results in the Far East more than offset declines in Europe. Operating profit in the Far East benefitted from volume increases despite pressures on yields. Operating profit in Europe was adversely impacted by the weakening in foreign currencies in relation to the U.S. dollar.
However, margins in local currencies were maintained due to strong volumes, despite lower yields. In 1991, although operating expenses were adversely affected by $2.8 million of costs related to the move of Burlington's freight sorting hub from Fort Wayne, Indiana to Toledo Express Airport in Ohio, station costs and corporate support group costs were positively impacted by productivity gains.

BRINK'S
Operating profit of Brink's totalled $35.0 million in 1993 compared with $30.4 million in 1992. Worldwide operating revenues increased 9% or $37.9 million to $481.9 million with increased operating expenses and selling, general and administrative expenses of $31.7 million. Revenues increased for North American operations largely as a result of new business, but were partially offset by weak securities volumes for U.S. air courier operations. Operating expenses increased largely as a result of new business expansion, while selling, general and administrative expenses increased only slightly compared with the prior year. Other operating income decreased $1.5 million in 1993 almost entirely due to a $1.2 million decrease in equity earnings of foreign affiliates.

Improved operating results from North American ground operations, air courier operations and international subsidiaries in 1993 compared with 1992 were partially offset by decreased equity earnings of foreign affiliates. North American ground operations had a 25% or $3.6 million operating profit improvement in 1993 compared with 1992 with increases in ATM, armored car and coin wrapping results, partially offset by a decrease in currency processing results. Air courier results increased $.5 million in 1993 largely due to high volume of precious metals exports, foreign currency shipments and new money shipments, which more than offset lower diamond and jewelry margins and the continued decline in the domestic securities business. Operating results for international subsidiaries increased $1.2 million compared with 1992, while equity earnings of foreign affiliates, included in operating profit decreased $1.2 million to $6.9 million in 1993 from $8.1 million in 1992. The increased results for international subsidiaries were largely attributable to earnings reported for operations in Brazil, partially offset by decreased results from a U.K. subsidiary. Operations in Brazil reported a $1.4 million operating profit in 1993 compared with a $.3 million operating loss in 1992. Although results were positive during 1993, operational and inflationary problems caused by the Brazilian economy make it uncertain as to whether this favorable trend in earnings will continue. Results in the U.K. were affected by competitive price pressures and recessionary pressures and were impacted by the cost of a labor settlement which will reduce future labor rates. In 1993, equity earnings of foreign affiliates were negatively impacted by substantially lower earnings of a 20% owned affiliate in Mexico. Operations in Mexico have been affected by a recessionary economy, new competitive pressures, losses from new business ventures and severance costs incurred in streamlining the work force.

In 1992, Brink's operating profit increased $.4 million to $30.4 million from $30.0 million in 1991. Worldwide operating revenues increased 7% or $28.7 million to $444.0 million with increased operating expenses and selling, general and administrative expenses of $27.3 million and decreased other operating income of $1.0 million. Revenues increased for domestic operations as a result of new business, expansion of service with existing customers and increased specials work as a result of Hurricane Andrew. U.S. revenue increases were partially offset by decreases from Canada as a result of competitive pricing pressures as well as recessionary pressures. Operating costs increased as a result of providing new and expanded service for domestic customers, rising foreign labor costs and costs incurred for expansion in foreign markets. These operating cost increases were partially offset by benefits gained from domestic operating efficiencies. Increased operating results from foreign and North American ground operations of $2.2 million and $.3 million, respectively, were offset by a $2.1 million reduction in air courier profits. Operating profit of North American ground operations in 1992 increased 2% to $14.3 million from $14.0 million in 1991. Canadian operations continued to be adversely impacted by the weak economy and significant competitive pressures. The slight increase in North American operating profits was attributable to increases in armored car and coin wrapping results, almost entirely offset by decreases in ATM and currency processing results. Operating profit of domestic and international air courier operations in the aggregate declined by 44% to $2.7 million in 1992 from $4.8 million in 1991, as increases in international diamond and jewelry business were more than offset by reduced Canadian profits.

Foreign subsidiaries had operating profit of $7.2 million in 1992 compared with $3.7 million in the prior year as increased results in Brazil, Israel and Chile more than offset an earnings decline in the United Kingdom. Although the operating loss for Brazil decreased $3.3 million in 1992 compared with 1991, operations in Brazil, while nearly breaking even, continued to be adversely impacted by cost and pricing pressures caused by a hyperinflationary economy. Operations in Israel benefitted from a growing share of local diamond shipments. Operations in the United Kingdom were affected by competitive price pressures as well as recessionary pressures. Equity earnings of foreign affiliates included in operating profit increased by $.5 million in 1992 to $8.1 million primarily due to higher operating results reported by an affiliate in France. Results from Brink's Mexican affiliate were strong, although 1992 results fell short of prior year earnings. While results for both subsidiaries and equity affiliates increased over the prior year, overhead expenses increased $2.0 million principally for costs related to tighter management oversight and expansion in European markets.

BHS
Operating profit of BHS aggregated $26.4 million in 1993 compared with $16.5 million in 1992 and $8.9 million in 1991. The $9.9 million increase in operating profit in 1993 compared with 1992 reflects increased monitoring margin of $11.6 million, partially offset by increased installation expenses of $.9 million and increased overhead costs of $.8 million. The $7.6 million increase in operating profits in 1992 compared with 1991 reflects increased monitoring margin of $7.8 million and reduced installation expenses of $2.5 million, partially offset by increased overhead costs of $2.7 million.

The increased monitoring margin in 1993 as in 1992 was largely attributable to an expanding subscriber base which resulted in improved economies of scale and other cost efficiencies achieved in servicing BHS's subscribers. Monitoring margin in 1993 also benefitted from higher per subscriber revenues. At year-end 1993, BHS had approximately 259,600 subscribers, 44% more than the year-end 1991 subscriber base. New subscribers totalled 59,700 in 1993 and 51,300 in 1992. As a result, BHS's average subscriber base increased by 20% in 1993 and in 1992 when compared with each year prior.

The increased installation expenses in 1993 compared with 1992 largely resulted from the increase in new installations. The reduced installation expenses in 1992 reflect a change in the capitalization rate for home security installations. As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations to more accurately reflect subscriber installation costs included as capitalized installation costs, which added $4.1 million and $4.3 million to operating profit in 1993 and 1992, respectively. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel (in the amount of $2.6 million and $2.3 million in 1993 and 1992, respectively) and costs incurred in maintaining facilities and vehicles dedicated to the installation process (in the amount of $1.5 million and $2.0 million in 1993 and 1992, respectively). The increase in the capitalization rate, while adding to current period profitability comparisons, defers recognition of expenses over the estimated useful life of the installed asset. The additional subscriber installation costs which are currently capitalized were expensed in prior years for subscribers in those years. Because capitalized subscriber installation costs for periods prior to January 1, 1992 were not adjusted for the change in accounting principle, installation costs for subscribers in those years will continue to be depreciated based on the lesser amounts capitalized in those periods. Consequently, depreciation of capitalized subscriber installation costs in the current year and until such capitalized costs prior to January 1, 1992 are fully depreciated will be less than if such prior periods' capitalized costs had been adjusted for the change in accounting. However, the Company believes the effect on net income in 1993 and in 1992 was immaterial. While the amounts of the costs incurred which are capitalized vary based on current market and operating conditions, the types of such costs which are currently included in BHS's capitalization rate will not change. The change in the capitalization rate has no additional effect on current or future cash flows or liquidity.

COAL
Coal operations had a $48.2 million operating loss in 1993 compared with an operating profit of $36.9 million in 1992. Operating results in 1993 included a $70.7 million charge for closing costs for mines which were closed at the end of 1993 and scheduled closures of mines in early 1994, including employee benefit costs and certain other noncash charges, together with the estimated liability in connection with previously reported litigation (the so-called "Evergreen Case") brought against the Company and a number of its coal subsidiaries by the trustees of certain pension and benefit trust funds established under collective bargaining agreements with the United Mine Workers of America ("UMWA"). Excluding this charge, coal operating results decreased $14.4 million in 1993 compared with 1992. Operating income in 1993 was negatively impacted by $10.0 million in expenses relating to retiree health benefits required by federal legislation enacted in October 1992 and a $1.8 million charge to settle litigation related to the moisture content of tonnage used to compute royalty payments to the UMWA pension and benefit funds during the period ended February 1, 1988. Coal operating profit also included other operating income of $9.8 million in 1993 compared with $9.0 million in the year-earlier period primarily for third party royalties and sales of properties and equipment.

Average margin (realization less current production costs of coal sold) in 1993 of $3.30 per ton decreased 6% or $.20 per ton for the current year, as a 4% or $1.29 per ton decrease in average realization was only partially offset by a 4% or $1.09 per ton decrease in average current production costs of coal sold.
The decrease in average realization in 1993 reflected lower export pricing and a downward price revision on a key domestic utility contract. The decrease in average current production costs of coal sold in 1993 was mainly due to a higher proportion of production sourced from company surface mine operations.

Sales volume of 22.0 million tons in 1993 was 6% higher than sales volume in the year earlier. Production totalled 17.1 million tons in 1993, which was slightly lower than production in 1992. In 1993, 54% of total production was derived from deep mines and 46% was derived from surface mines compared with 65% and 35% of deep and surface mine production, respectively, in 1992.

The strike by the UMWA against certain coal producers in the eastern United States, which lasted throughout a significant portion of 1993, has been settled. None of the operations of the Company's coal subsidiaries were involved in the strike. As a result of the strike, the supply of metallurgical coal was appreciably reduced. However, Australian producers increased production to absorb the shortfall. The strike had little impact on coal operating profits during 1993 since a large proportion of production is under contract. Coal operations benefitted from improved spot prices for domestic steam coal on relatively small amounts of uncommitted tonnage available for this market.

Steam coal prices, which had strengthened during the strike, however, have weakened since the strike has been settled. Competition in the export metallurgical coal market is expected to be strong for the contract year beginning April 1994. While the Company has not yet reached agreements with its principal metallurgical export coal customers for such contract year, certain Australian, Canadian and U.S. producers of metallurgical coal have recently agreed to price reductions of as much as U.S. $4.00 per metric ton for the upcoming contract year, further exacerbating the deteriorating conditions in the metallurgical coal market which have been evident for over a decade. These recent price settlements may require the Company to further reduce production and sales to the metallurgical coal market. Given these recent developments, and in light of the Company's long-standing strategy to reduce its exposure in the metallurgical coal market, the Company is actively reviewing the carrying value of its production assets to determine whether they are economically viable and whether the Company should accelerate the continuing implementation of this strategy.

During early 1994, coal production was sharply impacted by severe weather conditions which affected much of the United States. These weather conditions also restricted trucking of coal to plants and terminals and impaired shipments from river terminals due to frozen harbors.

On January 14, 1994, Coal operations completed the acquisition of substantially all the coal mining operations and coal sales contracts of Addington Resources, Inc. This acquisition is expected to add approximately 8.5 million tons of low sulphur steam coal sales and production and provide substantial additional reserves of surface minable low sulphur coal. The contracts acquired, some of which contain terms in excess of five years, will provide a broader base of domestic utility customers and reduce exposure in the export metallurgical market, where contract prices are renegotiated annually.

The Company's principal labor agreement with the UMWA expires on June 30, 1994.

In 1992, operating profit for coal was $36.9 million compared with an operating loss of $84.1 million in 1991. Operating results in 1991 included $115.2 million of restructuring charges primarily related to costs associated with mine shutdowns. Production was augmented in 1992 with the addition of a new surface mine in eastern Kentucky, the on-time start-up of the $11 million new Moss 3 preparation plant in September and success of the highwall mining systems utilized at the Heartland surface mine in West Virginia.

Excluding the 1991 restructuring charges, operating results for the Coal segment increased $5.8 million in 1992 compared with 1991. Operating results in 1991 included gains of $5.8 million from the disposal of excess coal reserves. There were no comparable disposals in 1992. Operating profit in 1992 benefitted from a 2.9 million (16%) increase in tonnage sold largely due to shipments to utilities under coal sales contracts acquired in March 1992 and under a contract being supplied by the Company's Heartland mine which began operations in the fourth quarter of 1991. Average margin per ton improved nearly 2% in 1992 compared with 1991, due to a 3% or $.85 per ton decrease in average current production costs of coal sold per ton only partially offset by lower per ton realization. The decrease in average current production costs of coal sold per ton reflects the increase in tonnage sold, increased productivity and a change in production mix. In 1992, 65% of total production was derived from deep mines, and 35% of production was derived from surface mines compared with 76% and 24% of deep and surface mine production, respectively, in 1991. Operating profit in 1992 also benefitted from a $2.4 million reduction in federal and state black lung expenses due to favorable claims experience.

In October 1992, the Coal Industry Retiree Health Benefit Act of 1992 (the "Health Benefit Act") was enacted as part of the Energy Policy Act of 1992.
The Health Benefit Act established new rules for the payment of future health care benefits for thousands of retired union mine workers and their dependents. Part of the burden for these payments has been shifted by the Health Benefit Act from certain coal producers, which had a contractual obligation to fund such payments, to producers such as the Company which have collective bargaining agreements with the UMWA that do not require such payments and to numerous other companies which are no longer in the coal business. The Health Benefit Act established a trust fund to which "signatory operators" and "related persons," including the Company and certain of its coal subsidiaries (the "Pittston Companies") would be obligated to pay annual premiums for assigned beneficiaries, together with a pro rata share for certain beneficiaries who never worked for such employers ("unassigned beneficiaries"), in amounts to be determined by the Secretary of Health and Human Services on the basis set forth in the Health Benefit Act.

In October 1993, the Pittston Companies received notices from the Social Security Administration (the "SSA") with regard to their assigned beneficiaries for which they are responsible under the Health Benefit Act; the Pittston Companies also received a calculation of their liability for the first two years. For 1993 and 1994, this liability (on a pretax basis) is approximately $9.1 million and $11.0 million, respectively. The Company believes that the annual liability under the Health Benefit Act for the Pittston Companies' assigned beneficiaries will continue in the $10 to $11 million range for the next ten years and should begin to decline thereafter as the number of such assigned beneficiaries decreases.

Based on the number of beneficiaries actually assigned by the SSA, the Company estimates the aggregate pretax liability relating to the Pittston Companies' assigned beneficiaries at approximately $265-$275 million, which when discounted at 8% provides a present value estimate of approximately $100-$110 million.

The ultimate obligation that will be incurred by the Company could be significantly affected by, among other things, increased medical costs, decreased number of beneficiaries, governmental funding arrangements and such federal health benefit legislation of general application as may be enacted.
In addition, the Health Benefit Act requires the Pittston Companies to fund, pro rata according to the total number of assigned beneficiaries, a portion of the health benefits for unassigned beneficiaries. At this time, the funding for such health benefits is being provided from another source and for this and other reasons the Pittston Companies' ultimate obligation for the unassigned beneficiaries cannot be determined. The Company accounts for its obligations under the Health Benefit Act as a participant in a multi-employer plan and recognizes the annual cost on a pay-as-you-go basis.

In February 1990, the Pittston Coal Group companies and the UMWA entered into a successor collective bargaining agreement that resolved a labor dispute and related strike of Pittston Coal Group operations by UMWA-represented employees that began on April 5, 1989. As part of the agreement, the Pittston Coal Group companies agreed to make a $10 million lump sum payment to the 1950 Benefit Trust Fund and to renew participation in the 1974 Pension and Benefit Trust Funds at specified contribution rates. These aspects of the agreement were subject to formal approval by the trustees of the funds. The trustees did not accept the terms of the agreement and, therefore, payments are being made to escrow accounts for the benefit of union employees.

In 1988, the trustees of certain pension and benefit trust funds established under collective bargaining agreements with the UMWA brought an action (the so-called "Evergreen Case") against the Company and a number of its coal subsidiaries in the United States District Court for the District of Columbia, claiming that the defendants are obligated to contribute to such trust funds in accordance with the provisions of the 1988 National Bituminous Coal Wage Agreement, to which neither the Company nor any of its subsidiaries is a signatory. In January 1992, the Court issued an order granting summary judgment in favor of the trustees on the issue of liability, which was thereafter affirmed by the Court of Appeals. In June 1993 the United States Supreme Court denied a petition for a writ of certiorari. The case has been remanded to District Court, and damage and other issues remain to be decided. In September 1993, the Company filed a motion seeking relief from the District Court's grant of summary judgment based on, among other things, the Company's allegation that plaintiffs improperly withheld evidence that directly refutes plaintiffs' representations to the District Court and the Court of Appeals in this case. In December 1993, that motion was denied.

In furtherance of its ongoing effort to identify other available legal options for seeking relief from what it believes to be an erroneous finding of liability in the Evergreen Case, the Company has filed suit against the Bituminous Coal Operators Association and others to hold them responsible for any damages sustained by the Company as a result of the Evergreen Case. Although the Company is continuing that effort, the Company, following the District Court's ruling in December 1993, recognized the potential liability that may result from an adverse judgment in the Evergreen Case. In any event, any final judgment in the Evergreen Case will be subject to appeal.

As a result of the Health Benefit Act, there is no continuing liability in this case in respect of health benefit funding after February 1, 1993.

MINERAL VENTURES
Mineral Ventures was formed in 1989 to develop opportunities in minerals other than coal. Mineral Ventures operations reported an operating loss of $8.3 million for 1993. This loss includes a $7.9 million charge related to the write-down of the company's investment in the Uley graphite mine in Australia. Although reserve drilling of the Uley property indicates substantial graphite deposits, processing difficulties, depressed graphite prices which have remained significantly below the level prevailing at the start of the project and an analysis of various technical and marketing conditions affecting the project resulted in the determination that the assets have been impaired and that loss recognition was appropriate. Excluding the $7.9 million charge, Mineral Ventures operations incurred a $.4 million operating loss. Operating results for 1993 reflected production from the Stawell gold mine. In December 1992, Mineral Ventures acquired its ownership in the Stawell property through its participation in a joint venture with Mining Project Investors Pty Ltd., (in which Mineral Ventures holds a 34% interest). The Stawell gold mine, which is in western Victoria, Australia, currently has proved reserves for approximately four years of production and a current annual output of approximately 70,000 ounces. The joint venture also has exploration rights in the highly prospective district around the mine. Mineral Ventures has a 67% net equity interest in the Stawell mine and its adjacent exploration acreage. In 1993, the Stawell mine produced 73,765 ounces of gold with Mineral Ventures' share of the operating profit amounting to $4.9 million. The contribution to operating profit from the Stawell mine was offset by administrative overhead in addition to exploration expenditures related chiefly to other potential gold mining projects.

Operating losses, which primarily related to expenses for project review and exploration, totalled $3.4 million in 1992 and $3.5 million in 1991.

FOREIGN OPERATIONS
A portion of the Company's financial results is derived from activities in several foreign countries, each with a local currency other than the U.S. dollar. Because the financial results of the Company are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The Company's international activity is not concentrated in any single currency, which limits the risks of foreign rate fluctuations. In addition, foreign currency rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The Company routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Company uses foreign exchange forward contracts to hedge the risks associated with certain transactions denominated in currencies other than the functional currency. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. At December 31, 1993, the Company held foreign exchange forward contracts of approximately $4.6 million. In addition, cumulative translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. Brink's subsidiaries in Brazil and Israel operate in such highly inflationary economies.

Additionally, the Company is subject to other risks customarily associated with doing business in foreign countries, including economic conditions, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Company cannot be predicted.

OTHER OPERATING INCOME
Other operating income increased $.9 million to $20.0 million in 1993 from $19.1 million in 1992 and decreased $11.1 million in 1992 from $30.2 million in 1991. Other operating income principally includes the Company's share of net income of unconsolidated foreign affiliates, which are substantially attributable to equity affiliates of Brink's, and royalty income from coal and natural gas properties. Equity earnings of foreign affiliates totalled $7.5 million, $8.0 million and $7.7 million in 1993, 1992 and 1991, respectively.
In 1991, other operating income also included gains aggregating $5.8 million from the disposal of certain excess coal reserves.

CORPORATE AND OTHER EXPENSES
General corporate expenses were comparable for 1993, 1992 and 1991 and aggregated $16.7 million, $17.1 million and $16.1 million, respectively, in those years.

Other income (expense), net was a net expense of $4.6 million in 1993, a net expense of $4.0 million in 1992 and net income of $9.8 million in 1991. The net amounts in 1992 and 1991 included gains of $2.3 million and $11.1 million, respectively, from the sales of investments in leveraged leases.

INTEREST EXPENSE
Interest expense totalled $10.2 million, $11.1 million and $15.9 million for 1993, 1992 and 1991, respectively. The $1.1 million decrease for 1993 compared with 1992 was largely a result of lower interest rates worldwide. The $4.8 million decrease in interest expense for 1992 compared with 1991 was principally due to lower average interest rates during 1992.

TAXES AND EXTRAORDINARY CREDITS
In 1993, the provision for income taxes is less than the statutory federal income tax rate of 35% due to the tax benefits of percentage depletion, favorable adjustments to the Company's deferred tax assets as a result of the increase in the statutory U.S. federal income tax rate and a reduction in the valuation allowance for deferred tax assets primarily in foreign jurisdictions. These benefits were partially offset by state income taxes and goodwill amortization. In 1992, the provision for income taxes exceeded the statutory federal income tax rate of 34% primarily due to provisions for state income taxes, goodwill amortization and the increase in the valuation allowance for deferred tax assets. In 1991, the credit for income taxes was less than the amount that would have been recognized using the statutory federal income tax rate of 34% since provisions for state income taxes, taxes on foreign earnings and goodwill amortization were in excess of the tax benefit from percentage depletion.

Based on the Company's historical and expected taxable earnings, management believes it is more likely than not that the Company will realize the benefit of the existing deferred tax asset at December 31, 1993.

FINANCIAL CONDITION

CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Cash provided by operating activities for 1993 totalled $119.9 million compared with $124.8 million in 1992. Cash required to support the Company's investing and financing activities was less than cash generated from operations and, as a result, there were net repayments of debt in 1993 of $30.2 million and cash and cash equivalents increased $2.1 million during 1993. Net income, noncash charges and changes in operating assets and liabilities in 1993 were significantly affected by after-tax restructuring and other charges of $48.9 million which had no effect in 1993 on cash generated by operations. Of the total amount of the 1993 charges, $10.8 million was for noncash write-downs of assets and the remainder represents liabilities, of which $7.0 million are expected to be paid in 1994. The Company intends to fund any cash requirements during 1994 with anticipated cash flows from operations, with shortfalls, if any, financed through borrowings under revolving credit agreements or short-term borrowing arrangements.

CAPITAL EXPENDITURES
Cash capital expenditures totalled $97.8 million in 1993. An additional $64.0 million was financed through capital and operating leases. Approximately 40% of the gross capital expenditures in 1993 were incurred in the Coal segment.
Of that amount, greater than 40% of the expenditures was for business expansion, and the remainder was for replacement and maintenance of current ongoing business operations. Expenditures made by Mineral Ventures approximated 2% of the Company's total capital expenditures and were primarily costs incurred for project development. Capital expenditures made by both Burlington and Brink's during 1993 were primarily for replacement and maintenance of current ongoing business operations and comprised approximately 21% and 19%, respectively, of the Company's total. Expenditures incurred by BHS during 1993 were 18% of total expenditures and were primarily for customer installations, representing the expansion in the subscriber base.

OTHER INVESTING ACTIVITIES
All other investing activities in 1993 provided cash of $11.8 million. In 1993, the Company sold assets of a coal subsidiary, from which cash, net of any expenses related to the transaction, totalled $9.7 million. Disposal of property, plant and equipment also provided $4.6 million in cash in 1993.

In January 1994, the Company paid $157 million in cash for the acquisition of substantially all the coal mining operations and coal sales contracts of Addington Resources, Inc. (the "Addington Acquisition"). The purchase price of the acquisition was financed through the issuance of $80.5 million of a new series of convertible preferred stock, which is convertible into Minerals Stock, and additional debt under existing revolving credit facilities.

FINANCING
Gross capital expenditures in 1994 are not currently expected to increase significantly over 1993 levels. The Company intends to fund such expenditures through cash flow from operating activities or through operating leases if the latter are financially attractive. Any shortfalls will be financed through the Company's revolving credit agreements or short-term borrowing arrangements.

As of December 31, 1993, revolving credit agreements provided for commitments of up to $250.0 million. At December 31, 1993, there was $2.1 million in borrowings outstanding under these agreements. In March 1994, the Company entered into a $350.0 million revolving credit agreement with a syndicate of banks (the "New Facility"), replacing the Company's previously existing $250.0 million of revolving credit agreements. The New Facility includes a $100.0 million five-year term loan, which matures in March 1999. The New Facility also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million until March 1999.

DEBT
Net cash repayments of outstanding debt totalled $30.2 million in 1993 with total debt outstanding amounting to $75.8 million at year-end. The availability of funds for the repayment of debt in 1993 was largely due to $22.3 million of cash generated from operating activities in excess of the net requirement for investing activities and payment of cash dividends. Proceeds from exercise of stock options provided additional cash of $14.8 million in 1993.

Subsequent to December 31, 1993, the Company financed the Addington Acquisition in part with debt under revolving credit facilities. In March 1994, the additional debt incurred for this acquisition was refinanced with a five-year term loan under the New Facility.

CONTINGENT LIABILITIES
In April 1990, the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ("Tankport") in Jersey City, New Jersey, which operations were sold in 1983. Under the settlement agreement, the Company is obligated to pay 80% of the remediation costs. Based on data available to the Company and its environmental consultants, the Company estimates its portion of the cleanup costs on an undiscounted basis using existing technologies to be between $4.5 million and $13.5 million over a period of three to five years. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which the cleanup will be measured by the New Jersey Department of Environmental Protection and Energy.

The Company commenced insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. Although the underwriters have disputed this claim, management and its legal counsel believe that recovery is probable of realization in the full amount of the claim. This conclusion is based upon, among other things, the nature of the pollution policies which were broadly designed to cover such contingent liabilities, the favorable state of the law in the State of New Jersey (whose laws have been found to control the interpretation of the policies), and numerous other factual considerations which support the Company's analysis of the insurance contracts and rebut many of the underwriters' defenses.

Accordingly, since management and its legal counsel believe that recovery is probable of realization in the full amount of the claim, there is no net liability in regard to the Tankport obligation.

CAPITALIZATION
On July 26, 1993, the Company's shareholders approved the Services Stock Proposal, as described in the Company's proxy statement dated June 24, 1993, which resulted in the reclassification of the Company's common stock. The outstanding shares of common stock of the Company were redesignated as Pittston Services Group Common Stock ("Services Stock") on a share-for-share basis and a second class of common stock, designated as Pittston Minerals Group Common Stock ("Minerals Stock"), was distributed on the basis of one- fifth of one share of Minerals Stock for each share of the Company's previous common stock held by shareholders of record on July 26, 1993. Minerals Stock and Services Stock are designed to provide shareholders with separate securities reflecting the performance of the Pittston Minerals Group (the "Minerals Group") and the Pittston Services Group (the "Services Group"), respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting either Group.

The redesignation of the Company's common stock as Services Stock and the distribution of Minerals Stock as a result of the approval of the Services Stock Proposal did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. Holders of Services Stock and Minerals Stock are shareholders of the Company, which continues to be responsible for all its liabilities. Therefore, financial developments affecting the Minerals Group or the Services Group that affect the Company's financial condition could affect the results of operations and financial condition of both Groups. The change in the capital structure of the Company had no effect on the Company's total capital, except as to expenses incurred in the execution of the Services Stock Proposal. Since the approval of the Services Stock Proposal, capitalization of the Company has been affected by the share activity related to each of the classes of common stock.

As of December 31, 1993, debt as a percent of total capitalization (total debt and shareholders' equity) was 18%, decreasing from 23% at December 31, 1992 largely due to decreased revolving credit debt at the end of 1993.

In July 1993, the Company's Board of Directors (the "Board") authorized a new share repurchase program under which up to 1,250,000 shares of Services Stock and 250,000 shares of Minerals Stock may be repurchased. This program replaced the previous program under which 1,500,000 shares of common stock of the Company remained authorized for repurchase. During 1993 under the previous program 75,000 shares of the Company's common stock were repurchased at a total cost of $1.1 million. Under the new share repurchase program through December 31, 1993, 19,000 shares of Minerals Stock was repurchased at a total cost of $.4 million. There were no repurchases of Services Stock during 1993.

In January 1994, the Company issued $80.5 million of a new series of convertible preferred stock, which is convertible into Minerals Stock, to finance a portion of the Addington Acquisition.

DIVIDENDS
The Board intends to declare and pay dividends on Services Stock and Minerals Stock based on the earnings, financial condition, cash flow and business requirements of the Services Group and the Minerals Group, respectively. Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its public debt and bank credit agreements, losses by one Group could affect the Company's ability to pay dividends in respect of stock relating to the other Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount as defined in the Company's Articles of Incorporation. At December 31, 1993, the Available Minerals Dividend Amount was at least $10.1 million. After giving effect to the issuance of the convertible preferred stock, the pro forma Available Minerals Dividend Amount would have been at least $85.6 million.

On an equivalent basis, in 1993 the Company paid dividends of 62.04 cents per share of Minerals Stock and 19.09 cents per share of Services Stock compared with 49.24 cents per share of Minerals Stock and 15.15 cents per share of Services Stock in 1992.

In January 1994, 161,000 shares of convertible preferred stock (convertible into Minerals Stock) were issued to finance a portion of the Addington Acquisition. Commencing March 1, 1994, annual cumulative dividends of $31.25 per share of convertible preferred stock are payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefor, when, as and if declared by the Company's Board of Directors. Such stock bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon.

PENDING ACCOUNTING CHANGES
The Company is required to implement a new accounting standard for postemployment benefits - SFAS No. 112 - in 1994. SFAS No. 112 requires employers who provide benefits to former employees after employment but before retirement to accrue such costs as the benefits accumulate or vest. The Company has determined that the cumulative effect of adopting SFAS No. 112 is immaterial.

The Company is required to implement a new accounting standard for investments in debt and equity securities - SFAS No. 115 - in 1994. SFAS No. 115 requires classification of debt and equity securities and recognition of changes in the fair value of the securities based on the purpose for which the securities are held. The Company has determined that the cumulative effect of adopting SFAS No. 115 is immaterial.

                            PITTSTON SERVICES GROUP
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION



The financial statements of the Pittston Services Group (the "Services Group") include the balance sheets, results of operations and cash flows of Burlington Air Express Inc. ("Burlington"), Brink's, Incorporated ("Brink's") and Brink's Home Security, Inc. ("BHS"), and a portion of The Pittston Company's (the "Company") corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The Services Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate allocations reflected in these financial statements are determined based upon methods which management believes to be an equitable allocation of such expenses and credits. The accounting policies applicable to the preparation of the Services Group's financial statements may be modified or rescinded at the sole discretion of the Company's Board of Directors (the "Board") without the approval of the shareholders, although there is no intention to do so.

The Company will provide to holders of Pittston Services Group Common Stock ("Services Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the Services Group in addition to consolidated financial information of the Company. Notwithstanding the attribution of assets and liabilities (including contingent liabilities) between the Pittston Minerals Group (the "Minerals Group") and the Services Group for the purpose of preparing their financial statements, this attribution and the change in the capital structure of the Company as a result of the approval of the Services Stock Proposal, as described in the Company's proxy statement dated June 24, 1993, did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. Holders of Services Stock are shareholders of the Company, which continues to be responsible for all its liabilities. Therefore, financial developments affecting the Minerals Group or the Services Group that affect the Company's financial condition could affect the results of operations and financial condition of both Groups. Accordingly, the Company's consolidated financial statements must be read in connection with the Services Group's financial statements.

The following discussion is a summary of the key factors management considers necessary in reviewing the Services Group's results of operations, liquidity and capital resources. This discussion should be read in conjunction with the financial statements and related notes of the Company.

RESULTS OF OPERATIONS
Net income for the Services Group for 1993 was $47.1 million compared with $27.3 million for 1992. Operating profit for 1993 was $89.9 million compared with $57.4 million in the prior year. Each of the segments in the Services Group contributed to the increase in operating profit for the current year compared with the prior year. Net income and operating profit in 1992 were positively impacted by a pension credit of $2.5 million and $4.0 million, respectively, relating to the amortization of the unrecognized initial net pension asset at the date of adoption of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions", which was recognized over the estimated remaining average service life of employees since the date of adoption, which expired at the end of 1992. Revenues for 1993 increased $153.9 million compared with 1992, of which $97.7 million was from Burlington, $37.9 million was from Brink's and $18.3 million was from BHS. Operating expenses and selling, general and administrative expenses for 1993 increased $116.7 million, of which $75.7 million was from Burlington, $31.7 million was from Brink's, $8.3 million was from BHS and $1.0 million was due to an increase in the allocation of corporate expenses.

In 1992, net income increased $6.1 million to $27.3 million from $21.2 million in 1991. Operating profit for 1992 was $57.4 million compared with operating profit of $54.7 million in 1991. The $2.7 million increase in operating profit is attributable to an increase in results for BHS partially offset by decreased results for Burlington. As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installation to more accurately reflect subscriber installation costs. The effect of this change in accounting principle was to increase net income in 1992 by $2.6 million. Combined revenues for 1992 increased by $112.9 million, of which $69.4 million was attributable to Burlington, $28.7 million was attributable to Brink's and $14.8 million was attributable to BHS. Operating expenses and selling, general and administrative expenses for 1992 increased $109.6 million, of which $74.6 million was attributable to Burlington, $27.3 million was attributable to Brink's, $7.2 million was attributable to BHS and $.5 million was attributable to an increase in the allocation of corporate expenses.

BURLINGTON
Operating profit of Burlington increased $22.9 million to $38.0 million in 1993 from $15.1 million in 1992. Worldwide revenues increased $97.8 million or 11% to $998.1 million in 1993 from $900.3 million in 1992. The increase in revenues primarily reflects volume increases only partially offset by lower average yields (revenues per pound). Total weight shipped worldwide for 1993 increased 14% to 1,020.4 million pounds from 893.0 million pounds in 1992. Operating expenses increased $76.2 million in 1993, while selling, general and administrative expenses decreased $.5 million in 1993 compared with the prior year. Selling, general and administrative expenses in 1992 were adversely affected by charges for costs related to organizational downsizing in both domestic and foreign operations. Higher operating expenses resulting from the increased volume of business in 1993 were, however, favorably impacted by increased efficiency in private fleet operations achieved as a result of a fleet upgrade to DC8-71 aircraft replacing B707 aircraft, accomplished by lease transactions at year-end 1992 and in early 1993. Two additional DC8-71's were added to the fleet during the fourth quarter of 1993, replacing less fuel efficient DC8-63 freighters. These aircraft meet Stage III noise regulations and provide the company with a significant increase in its lift capacity. During the 1993 fourth quarter Burlington also completed a 30% expansion of its airfreight hub in Toledo, Ohio. This expansion assists in achieving continuing efficiency gains, including higher average weight shipped per container.

The increase in operating profit for 1993 compared with 1992 is attributable to increased Americas' operating profit of $22.0 million and increased foreign operating profit of $.9 million. The increase in Americas' operating profit was largely due to increased domestic and export volume and lower transportation costs per pound, partially offset by decreased average yields. Intra-Americas' volume increases resulted from strong electronics industry shipments as well as increased shipments from the health care industry, retail businesses and local accounts. While average yields decreased in 1993 compared with 1992 reflecting a highly competitive pricing environment, market improvement was evident during the last quarter of the year as load factors reached record levels throughout the industry.

Burlington's operating profit decreased $4.7 million to $15.1 million in 1992 from $19.8 million in 1991 even though worldwide revenues increased $69.4 million or 8%. The increase in revenues reflected significant company-wide volume increases occurring principally during the latter part of 1992, offset by weaker average yields. The 1992 volume gains reflected recovering economic conditions. Yield declines resulted from a change in customer mix, due to a loss of high-yielding business with volume gains in lower-yielding accounts, and a change in product mix to an increased proportion of second-day business. The decline in operating profit, resulting from increased operating expenses which exceeded increased revenues is principally attributable to decreased Americas' operating profit of $8.3 million, which was only partially offset by increased foreign operating profit of $3.6 million.

Americas' operating profit was adversely affected by decreased yields in 1992, only partially offset by volume gains. Operating profit of foreign subsidiaries increased $3.6 million in the aggregate to $12.5 million from $8.9 million in 1991 as improved results in the Far East more than offset declines in Europe. Operating profit in the Far East benefitted from volume increases despite pressures on yields. Operating profit in Europe was adversely impacted by the weakening in foreign currencies in relation to the U.S. dollar.
However, margins in local currencies were maintained due to strong volumes, despite lower yields. In 1991, although operating expenses were adversely affected by $2.8 million of costs related to the move of Burlington's freight sorting hub from Fort Wayne, Indiana to Toledo Express Airport in Ohio, station costs and corporate support group costs were positively impacted by productivity gains.

BRINK'S
Operating profit of Brink's totalled $35.0 million in 1993 compared with $30.4 million in 1992. Worldwide operating revenues increased 9% or $37.9 million to $481.9 million with increased operating expenses and selling, general and administrative expenses of $31.7 million. Revenues increased for North American operations largely as a result of new business, but were partially offset by weak securities volumes for U.S. air courier operations. Operating expenses increased largely as a result of new business expansion, while selling, general and administrative expenses increased only slightly compared with the prior year. Other operating income decreased $1.5 million in 1993 almost entirely due to a $1.2 million decrease in equity earnings of foreign affiliates.

Improved operating results from North American ground operations, air courier operations and international subsidiaries in 1993 compared with 1992 were partially offset by decreased equity earnings of foreign affiliates. North American ground operations had a 25% or $3.6 million operating profit improvement in 1993 compared with 1992 with increases in ATM, armored car and coin wrapping results, partially offset by a decrease in currency processing results. Air courier results increased $.5 million in 1993 largely due to high volume of precious metals exports, foreign currency shipments and new money shipments, which more than offset lower diamond and jewelry margins and the continued decline in the domestic securities business. Operating results for international subsidiaries increased $1.2 million compared with 1992, while equity earnings of foreign affiliates, included in operating profit decreased $1.2 million to $6.9 million in 1993 from $8.1 million in 1992. The increased results for international subsidiaries were largely attributable to earnings reported for operations in Brazil, partially offset by decreased results from a U.K. subsidiary. Operations in Brazil reported a $1.4 million operating profit in 1993 compared with a $.3 million operating loss in 1992. Although results were positive during 1993, operational and inflationary problems caused by the Brazilian economy make it uncertain as to whether this favorable trend in earnings will continue. Results in the U.K. were affected by competitive price pressures and recessionary pressures and were impacted by the cost of a labor settlement which will reduce future labor rates. In 1993, equity earnings of foreign affiliates were negatively impacted by substantially lower earnings of a 20% owned affiliate in Mexico. Operations in Mexico have been affected by a recessionary economy, new competitive pressures, losses from new business ventures and severance costs incurred in streamlining the work force.

In 1992, Brink's operating profit increased $.4 million to $30.4 million from $30.0 million in 1991. Worldwide operating revenues increased 7% or $28.7 million to $444.0 million with increased operating expenses and selling, general and administrative expenses of $27.3 million and decreased other operating income of $1.0 million. Revenues increased for domestic operations as a result of new business, expansion of service with existing customers and increased specials work as a result of Hurricane Andrew. U.S. revenue increases were partially offset by decreases from Canada as a result of competitive pricing pressures as well as recessionary pressures. Operating costs increased as a result of providing new and expanded service for domestic customers, rising foreign labor costs and costs incurred for expansion in foreign markets. These operating cost increases were partially offset by benefits gained from domestic operating efficiencies. Increased operating results from foreign and North American ground operations of $2.2 million and $.3 million, respectively, were offset by a $2.1 million reduction in air courier profits. Operating profit of North American ground operations in 1992 increased 2% to $14.3 million from $14.0 million in 1991. Canadian operations continued to be adversely impacted by the weak economy and significant competitive pressures. The slight increase in North American operating profits was attributable to increases in armored car and coin wrapping results, almost entirely offset by decreases in ATM and currency processing results. Operating profit of domestic and international air courier operations in the aggregate declined by 44% to $2.7 million in 1992 from $4.8 million in 1991, as increases in international diamond and jewelry business were more than offset by reduced Canadian profits.

Foreign subsidiaries had operating profit of $7.2 million in 1992 compared with $3.7 million in the prior year as increased results in Brazil, Israel and Chile more than offset an earnings decline in the United Kingdom. Although the operating loss for Brazil decreased $3.3 million in 1992 compared with 1991, operations in Brazil, while nearly breaking even, continued to be adversely impacted by cost and pricing pressures caused by a hyperinflationary economy. Operations in Israel benefitted from a growing share of local diamond shipments. Operations in the United Kingdom were affected by competitive price pressures as well as recessionary pressures. Equity earnings of foreign affiliates included in operating profit increased by $.5 million in 1992 to $8.1 million primarily due to higher operating results reported by an affiliate in France. Results from Brink's Mexican affiliate were strong, although 1992 results fell short of prior year earnings. While results for both subsidiaries and equity affiliates increased over the prior year, overhead expenses increased $2.0 million principally for costs related to tighter management oversight and expansion in European markets.

BHS
Operating profit of BHS aggregated $26.4 million in 1993 compared with $16.5 million in 1992 and $8.9 million in 1991. The $9.9 million increase in operating profit in 1993 compared with 1992 reflects increased monitoring margin of $11.6 million, partially offset by increased installation expenses of $.9 million and increased overhead costs of $.8 million. The $7.6 million increase in operating profits in 1992 compared with 1991 reflects increased monitoring margin of $7.8 million and reduced installation expenses of $2.5 million, partially offset by increased overhead costs of $2.7 million.

The increased monitoring margin in 1993 as in 1992 was largely attributable to an expanding subscriber base which resulted in improved economies of scale and other cost efficiencies achieved in servicing BHS's subscribers. Monitoring margin in 1993 also benefitted from higher per subscriber revenues. At year-end 1993, BHS had approximately 259,600 subscribers, 44% more than the year-end 1991 subscriber base. New subscribers totalled 59,700 in 1993 and 51,300 in 1992. As a result, BHS's average subscriber base increased by 20% in 1993 and in 1992 when compared with each year prior.

The increased installation expenses in 1993 compared with 1992 largely resulted from the increase in new installations. The reduced installation expenses in 1992 reflect a change in the capitalization rate for home security installations. As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations to more accurately reflect subscriber installation costs included as capitalized installation costs, which added $4.1 million and $4.3 million to operating profit in 1993 and 1992, respectively. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel (in the amount of $2.6 million and $2.3 million in 1993 and 1992, respectively) and costs incurred in maintaining facilities and vehicles dedicated to the installation process (in the amount of $1.5 million and $2.0 million in 1993 and 1992, respectively). The increase in the capitalization rate, while adding to current period profitability comparisons, defers recognition of expenses over the estimated useful life of the installed asset. The additional subscriber installation costs which are currently capitalized were expensed in prior years for subscribers in those years. Because capitalized subscriber installation costs for periods prior to January 1, 1992 were not adjusted for the change in accounting principle, installation costs for subscribers in those years will continue to be depreciated based on the lesser amounts capitalized in those periods. Consequently, depreciation of capitalized subscriber installation costs in the current year and until such capitalized costs prior to January 1, 1992 are fully depreciated will be less than if such prior periods' capitalized costs had been adjusted for the change in accounting. However, the Company believes the effect on net income in 1993 and in 1992 was immaterial. While the amounts of the costs incurred which are capitalized vary based on current market and operating conditions, the types of such costs which are currently included in BHS's capitalization rate will not change. The change in the capitalization rate has no additional effect on current or future cash flows or liquidity.

FOREIGN OPERATIONS
A significant portion of the Services Group's financial results is derived from activities in several foreign countries, each with a local currency other than the U.S. dollar. Because the financial results of the Services Group are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The Services Group's international activity is not concentrated in any single currency, which limits the risks of foreign rate fluctuation. In addition, foreign currency rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The Services Group routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Company, on behalf of the Services Group, uses foreign exchange forward contracts to hedge the risk associated with certain transactions denominated in currencies other than the functional currency. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. At December 31, 1993, the Company held, on behalf of the Services Group, foreign exchange forward contracts of approximately $4.6 million. In addition, cumulative translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. Brink's subsidiaries in Brazil and Israel operate in such highly inflationary economies.

Additionally, the Services Group is subject to other risks customarily associated with doing business in foreign countries, including economic conditions, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Services Group cannot be predicted.

CORPORATE EXPENSES
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Services Group based upon utilization and other methods and criteria which management believes to be equitable and a reasonable estimate of such expenses as if the Services Group operated on a stand alone basis. These allocations were $9.5 million, $8.6 million and $8.0 million in 1993, 1992 and 1991, respectively.

OTHER OPERATING INCOME
Other operating income decreased $.6 million to $9.7 million in 1993 from $10.3 million in 1992 and decreased $.5 million in 1992 from $10.8 million in 1991. Other operating income consists primarily of equity earnings of foreign affiliates. These earnings, which are primarily attributable to equity affiliates of Brink's, amounted to $7.0 million, $8.2 million and $7.7 million 1993, 1992 and 1991, respectively.

OTHER INCOME (EXPENSE), NET
Other income (expense), net improved by $1.9 million to a net expense of $4.1 million in 1993 from a net expense of $6.0 million in 1992. In 1992, other income (expense), net decreased by $4.6 million to a net expense of $6.0 million from a net expense of $1.4 million a year earlier. In 1992, other income (expense), net included losses on asset sales. Other changes for the comparable periods are largely due to fluctuations in foreign translation losses.

INTEREST EXPENSE
Interest expense for 1993 increased $1.2 million to $8.8 million from $7.6 million in 1992 and in 1992 interest expense decreased $6.4 million from $14.0 million a year earlier. The decrease in 1992 compared to 1991 was principally due to lower average interest rates during the year.

TAXES AND EXTRAORDINARY CREDITS
In 1993 and 1992, the provision for income taxes exceeded the statutory federal income tax rate of 35% in 1993 and 34% in 1992 primarily because of provisions for state income taxes and goodwill amortization. In 1991, the provision for income taxes exceeded the statutory federal income tax rate of 34% primarily because of provisions for state income taxes, taxes on foreign earnings and goodwill amortization.

FINANCIAL CONDITION
A portion of the Company's corporate assets and liabilities has been attributed to the Services Group based upon utilization of the shared services from which assets and liabilities are generated, which management believes to be equitable and a reasonable estimate of the assets and liabilities which would be generated if the Services Group operated on a stand alone basis.

Corporate assets which were allocated to the Services Group consisted primarily of pension assets and deferred income taxes and amounted to $33.5 million and $36.0 million at December 31, 1993 and 1992, respectively.

CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Cash provided by operations totalled $91.4 million in 1993, an $11.9 million increase compared with $79.4 million generated by operations in 1992. The net increase in 1993 compared with 1992 consisted of a $19.8 million increase in net income and a $10.5 million increase attributable to a change in noncash charges and credits, partially offset by $18.4 million in additional requirements to fund operating assets and liabilities.

Cash generated from operations of the Services Group exceeded cash requirements for investing and financing activities and, as a result, cash and cash equivalents increased $1.9 million during 1993 to a year-end total of $30.3 million.

CAPITAL EXPENDITURES
Cash capital expenditures totalled $76.0 million in 1993. An additional $18.5 million was financed through capital and operating leases. A substantial portion of the Services Group's total cash capital expenditures was attributable to BHS customer installations representing the expansion in the subscriber base. Of the total cash capital expenditures, $26.4 million or 35% related to these costs. Capital expenditures made by both Burlington and Brink's during 1993 were primarily for replacement and maintenance of current ongoing business operations.

Cash capital expenditures for 1993 were funded by cash flow from operating activities, with any shortfalls financed through the Company by borrowings under its revolving credit agreements or short-term borrowing arrangements, which were thereby attributed to the Services Group.

FINANCING
Gross capital expenditures in 1994 are not currently expected to increase significantly over 1993 levels. The Services Group intends to fund such expenditures through cash flow from operating activities or through operating leases if the latter are financially attractive. Any shortfalls will be financed through the Company's revolving credit agreements or short-term borrowing arrangements or borrowings from the Minerals Group.

As of December 31, 1993, revolving credit agreements provided for commitments of up to $250.0 million. At December 31, 1993, there was $2.1 million in borrowings outstanding under these agreements which was attributed to the Services Group. In March 1994, the Company entered into a $350.0 million revolving credit agreement with a syndicate of banks (the "New Facility"), replacing the Company's previously existing $250.0 million of revolving credit agreements. The New Facility includes a $100.0 million five-year term loan, which matures in March 1999. The New Facility also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million until March 1999.

DEBT
Total debt outstanding for the Services Group amounted to $88.8 million at year-end 1993, including $13.3 million payable to the Minerals Group. During 1993, cash generated from operations exceeded requirements for investing activities and as a result, net debt repayments totalled $17.0 million.

CONTINGENT LIABILITIES
Under the Coal Industry Retiree Health Benefit Act of 1992 (the "Health Benefit Act"), the Company and its majority-owned subsidiaries at July 20, 1992, including the Services Group are jointly and severally liable with the Minerals Group for the costs of health care coverage provided for by that Act. For a description of the Health Benefit Act and a calculation of certain of such costs, see Note 13 to the Company's consolidated financial statements. At this time, the Company expects the Minerals Group to generate sufficient cash flow to discharge its obligations under the Act.

In April 1990, the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ("Tankport") in Jersey City, New Jersey, which operations were sold in 1983. Under the settlement agreement, the Company is obligated to pay 80% of the remediation costs. Based on data available to the Company and its environmental consultants, the Company estimates its portion of the cleanup costs on an undiscounted basis using existing technologies to be between $4.5 million and $13.5 million over a period of three to five years. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which the cleanup will be measured by the New Jersey Department of Environmental Protection and Energy.

The Company commenced insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. Although the underwriters have disputed this claim, management and its legal counsel believe that recovery is probable of realization in the full amount of the claim. This conclusion is based upon, among other things, the nature of the pollution policies which were broadly designed to cover such contingent liabilities, the favorable state of the law in the State of New Jersey (whose laws have been found to control the interpretation of the policies), and numerous other factual considerations which support the Company's analysis of the insurance contracts and rebut many of the underwriters' defenses.

Accordingly, since management and its legal counsel believe that recovery is probable of realization in the full amount of the claim, there is no net liability in regard to the Tankport obligation.

CAPITALIZATION
On July 26, 1993, the Company's shareholders approved the Services Stock Proposal, as described in the Company's proxy statement dated June 24, 1993, which resulted in the reclassification of the Company's common stock. The outstanding shares of common stock of the Company were redesignated as Services Stock on a share-for-share basis and a second class of common stock, designated as Pittston Mineral Group Common Stock ("Minerals Stock), was distributed on the basis of one-fifth of one share of Minerals Stock for each share of the Company's previous common stock held by shareholders of record on July 26, 1993. Minerals Stock and Services Stock are designed to provide shareholders with separate securities reflecting the performance of the Minerals Group and the Services Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting either Group.

The redesignation of the Company's common stock as Services Stock and the distribution of Minerals Stock as a result of the approval of the Services Stock Proposal did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. Holders of Services Stock and Minerals Stock are shareholders of the Company, which continues to be responsible for all its liabilities. Therefore, financial developments affecting the Minerals Group or the Services Group that affect the Company's financial condition could affect the results of operations and financial condition of both Groups. The change in the capital structure of the Company had no effect on the Company's total capital, except as to expenses incurred in the execution of the Services Stock Proposal. Since the approval of the Services Stock Proposal, capitalization of the Services Group has been affected by all share activity related to Services Stock.

In July 1993, the Board authorized a new share repurchase program under which up to 1,250,000 shares of Services Stock and 250,000 shares of Minerals Stock may be repurchased. This program replaced the previous program under which 1,500,000 shares of common stock of the Company remained authorized for repurchase. During 1993 under the previous program 75,000 shares of the Company's common stock were repurchased at a total cost of $1.1 million. There were no repurchases of Services Stock during 1993 under the new share repurchase program.

DIVIDENDS
The Board intends to declare and pay dividends on Services Stock based on the earnings, financial condition, cash flow and business requirements of the Services Group. Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its public debt and bank credit agreements, losses by the Minerals Group could affect the Company's ability to pay dividends in respect of stock relating to the Services Group.

On an equivalent basis, in 1993 the Company paid dividends of 19.09 cents per share of Services Stock compared with 15.15 cents per share of Services Stock in 1992.

In January 1994, the Company issued 161,000 shares or $80.5 million of a new series of convertible preferred stock, which is convertible into Minerals Stock, to finance a portion of a coal acquisition. While the issuance of the preferred stock had no effect on the capitalization of the Services Group, commencing March 1, 1994, annual cumulative dividends of $31.25 per share of convertible preferred stock are payable quarterly, in cash, out of all funds of the Company legally available therefor, when, as and if declared by the Board. Such stock also bears a liquidation preference of $500 per share plus an amount equal to accrued and unpaid dividends thereon.

PENDING ACCOUNTING CHANGES
The Services Group is required to implement a new accounting standard for postemployment benefits - Statement of Financial Accounting Standards ("SFAS") No. 112 - in 1994. SFAS No. 112 requires employers who provide benefits to former employees after employment but before retirement to accrue such costs as the benefits accumulate or vest. The Services Group has determined that the cumulative effect of adopting SFAS No. 112 is immaterial.

The Company is required to implement a new accounting standard for investments in debt and equity securities - SFAS No. 115 - in 1994. SFAS No. 115 requires classification of debt and equity securities and recognition of changes in the fair value of the securities based on the purpose for which the securities are held. The Services Group has determined that the cumulative effect of adopting SFAS No. 115 is immaterial.

                            PITTSTON MINERALS GROUP
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION



The financial statements of the Pittston Minerals Group (the "Minerals Group") include the balance sheets, results of operations and cash flows of the Coal and Mineral Ventures operations of The Pittston Company (the "Company"), and a portion of the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The Minerals Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate allocations reflected in these financial statements are determined based upon methods which management believes to be an equitable allocation of such expenses and credits. The accounting policies applicable to the preparation of the Minerals Group's financial statements may be modified or rescinded at the sole discretion of the Company's Board of Directors (the "Board") without the approval of the shareholders, although there is no intention to do so.

The Company will provide to holders of the Pittston Minerals Group Common Stock ("Minerals Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the Minerals Group in addition to consolidated financial information of the Company. Notwithstanding the attribution of assets and liabilities (including contingent liabilities) between the Minerals Group and the Pittston Services Group (the "Services Group") for the purpose of preparing their financial statements, this attribution and the change in the capital structure of the Company as a result of the approval of the Services Stock Proposal, as described in the Company's proxy statement dated June 24, 1993, did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. Holders of Minerals Stock are shareholders of the Company, which continues to be responsible for all its liabilities. Therefore, financial developments affecting the Minerals Group or the Services Group that affect the Company's financial condition could affect the results of operations and financial condition of both Groups. Accordingly, the Company's consolidated financial statements must be read in connection with the Minerals Group's financial statements.

The following discussion is a summary of the key factors management considers necessary in reviewing the Minerals Group's results of operations, liquidity and capital resources. This discussion should be read in conjunction with the financial statements and related notes of the Company.

RESULTS OF OPERATIONS
In 1993, the Minerals Group had a net loss of $33.0 million compared with net income of $21.8 million for 1992. In 1993, the Minerals Group had an operating loss of $63.8 million compared with an operating profit of $32.1 million for 1992. Net income and operating profit for 1993 included restructuring and other charges totalling $48.9 million and $78.6 million, respectively. The charges impacted both Coal and Mineral Ventures operations, and consequently, these operations each reported operating losses for 1993. Net income and operating profit for 1992 were positively impacted by a pension credit of $4.4 million and $7.0 million, respectively, relating to the amortization of the unrecognized initial net pension asset at the date of adoption of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions", which was recognized over the estimated remaining average service life of the Company's employees since the date of adoption which expired at the end of 1992.

Net income for 1992 was $21.8 million compared with a net loss of $173.0 million for 1991. Operating profit for 1992 was $32.1 million compared with an operating loss of $88.6 million in 1991. The operating loss in 1991 included restructuring charges for Coal operations of $115.2 million. Excluding the 1991 restructuring charges, operating profit increased $5.5 million in 1992 compared with 1991.

The net loss for 1991 was due to the coal restructuring charges and to the net effect of two accounting changes adopted in 1991. The Minerals Group adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" and SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions". The cumulative effect of SFAS No. 109 increased net income by $6.4 million in 1991, while the cumulative effect of SFAS No. 106 decreased net income by $129.7 million in 1991.

COAL
Coal operations had a $48.2 million operating loss in 1993 compared with an operating profit of $36.9 million in 1992. Operating results in 1993 included a $70.7 million charge for closing costs for mines which were closed at the end of 1993 and scheduled closures of mines in early 1994, including employee benefit costs and certain other noncash charges, together with the estimated liability in connection with previously reported litigation (the so-called "Evergreen Case") brought against the Company and a number of its coal subsidiaries by the trustees of certain pension and benefit trust funds established under collective bargaining agreements with the United Mine Workers of America ("UMWA"). Excluding this charge, coal operating results decreased $14.4 million in 1993 compared with 1992. Operating income in 1993 was negatively impacted by $10.0 million in expenses relating to retiree health benefits required by federal legislation enacted in October 1992 and a $1.8 million charge to settle litigation related to the moisture content of tonnage used to compute royalty payments to the UMWA pension and benefit funds during the period ended February 1, 1988. Coal operating profit also included other operating income of $9.8 million in 1993 compared with $9.0 million in the year-earlier period primarily for third party royalties and sales of properties and equipment.

Average margin (realization less current production costs of coal sold) in 1993 of $3.30 per ton decreased 6% or $.20 per ton for the current year, as a 4% or $1.29 per ton decrease in average realization was only partially offset by a 4% or $1.09 per ton decrease in average current production costs of coal sold.
The decrease in average realization in 1993 reflected lower export pricing and a downward price revision on a key domestic utility contract. The decrease in average current production costs of coal sold in 1993 was mainly due to a higher proportion of production sourced from company surface mine operations. Sales volume of 22.0 million tons in 1993 was 6% higher than sales volume in the year earlier. Production totalled 17.1 million tons in 1993, which was slightly lower than production in 1992. In 1993, 54% of total production was derived from deep mines and 46% was derived from surface mines compared with 65% and 35% of deep and surface mine production, respectively, in 1992.

The strike by the UMWA against certain coal producers in the eastern United States, which lasted throughout a significant portion of 1993, has been settled. None of the operations of the Company's coal subsidiaries were involved in the strike. As a result of the strike, the supply of metallurgical coal was appreciably reduced. However, Australian producers increased production to absorb the shortfall. The strike had little impact on coal operating profits during 1993 since a large proportion of production is under contract. Coal operations benefitted from improved spot prices for domestic steam coal on relatively small amounts of uncommitted tonnage available for this market.

Steam coal prices, which had strengthened during the strike, however, have weakened since the strike has been settled. Competition in the export metallurgical coal market is expected to be strong for the contract year beginning April 1994. While the Minerals Group has not yet reached agreements with its principal metallurgical export coal customers for such contract year, certain Australian, Canadian and U.S. producers of metallurgical coal have recently agreed to price reductions of as much as U.S. $4.00 per metric ton for the upcoming contract year, further exacerbating the deteriorating conditions in the metallurgical coal market which have been evident for over a decade. These recent price settlements may require the Minerals Group to further reduce production and sales to the metallurgical coal market. Given these recent developments and in light of the Company's long-standing strategy to reduce its exposure in the metallurgical coal market, the Minerals Group is actively reviewing the carrying value of its production assets to determine whether they are economically viable and whether the Minerals Group should accelerate the continuing implementation of this strategy.

During early 1994, coal production was sharply impacted by severe weather conditions which affected much of the United States. These weather conditions also restricted trucking of coal to plants and terminals and impaired shipments from river terminals due to frozen harbors.

On January 14, 1994, Coal operations completed the acquisition of substantially all the coal mining operations and coal sales contracts of Addington Resources, Inc. This acquisition is expected to add approximately 8.5 million tons of low sulphur steam coal sales and production and provide substantial additional reserves of surface minable low sulphur coal. The contracts acquired, some of which contain terms in excess of five years, will provide a broader base of domestic utility customers and reduce exposure in the export metallurgical market, where contract prices are renegotiated annually.

The Company's principal labor agreement with the UMWA expires on June 30, 1994.

In 1992, operating profit for coal was $36.9 million compared with an operating loss of $84.1 million in 1991. Operating results in 1991 included $115.2 million of restructuring charges primarily related to costs associated with mine shutdowns. Production was augmented in 1992 with the addition of a new surface mine in eastern Kentucky, the on-time start-up of the $11 million new Moss 3 preparation plant in September and success of the highwall mining systems utilized at the Heartland surface mine in West Virginia.

Excluding the 1991 restructuring charges, operating results for the Coal segment increased $5.8 million in 1992 compared with 1991. Operating results in 1991 included gains of $5.8 million from the disposal of excess coal reserves. There were no comparable disposals in 1992. Operating profit in 1992 benefitted from a 2.9 million (16%) increase in tonnage sold largely due to shipments to utilities under coal sales contracts acquired in March 1992 and under a contract being supplied by the Company's Heartland mine which began operations in the fourth quarter of 1991. Average margin per ton improved nearly 2% in 1992 compared with 1991, due to a 3% or $.85 per ton decrease in average current production costs of coal sold per ton only partially offset by lower per ton realization. The decrease in average current production costs of coal sold per ton reflects the increase in tonnage sold, increased productivity and a change in production mix. In 1992, 65% of total production was derived from deep mines, and 35% of production was derived from surface mines compared with 76% and 24% of deep and surface mine production respectively, in 1991. Operating profit in 1992 also benefitted from a $2.4 million reduction in federal and state black lung expenses due to favorable claims experience.

In October 1992, the Coal Industry Retiree Health Benefit Act of 1992 (the "Health Benefit Act") was enacted as part of the Energy Policy Act of 1992.
The Health Benefit Act established new rules for the payment of future health care benefits for thousands of retired union mine workers and their dependents. Part of the burden for these payments has been shifted by the Health Benefit Act from certain coal producers, which had a contractual obligation to fund such payments, to producers such as the Company which have collective bargaining agreements with the UMWA that do not require such payments and to numerous other companies which are no longer in the coal business. The Health Benefit Act established a trust fund to which "signatory operators" and "related persons," including the Company and certain of its coal subsidiaries (the "Pittston Companies") would be obligated to pay annual premiums for assigned beneficiaries, together with a pro rata share for certain beneficiaries who never worked for such employers ("unassigned beneficiaries"), in amounts to be determined by the Secretary of Health and Human Services on the basis set forth in the Health Benefit Act.

In October 1993, the Pittston Companies received notices from the Social Security Administration (the "SSA") with regard to their assigned beneficiaries for which they are responsible under the Health Benefit Act; the Pittston Companies also received a calculation of their liability for the first two years. For 1993 and 1994, this liability (on a pretax basis) is approximately $9.1 million and $11.0 million, respectively. The Company believes that the annual liability under the Health Benefit Act for the Pittston Companies' assigned beneficiaries will continue in the $10 to $11 million range for the next ten years and should begin to decline thereafter as the number of such assigned beneficiaries decreases.

Based on the number of beneficiaries actually assigned by the SSA, the Company estimates the aggregate pretax liability relating to the Pittston Companies' assigned beneficiaries at approximately $265-$275 million, which when discounted at 8% provides a present value estimate of approximately $100-$110 million.

The ultimate obligation that will be incurred by the Company could be significantly affected by, among other things, increased medical costs, decreased number of beneficiaries, governmental funding arrangements and such federal health benefit legislation of general application as may be enacted.
In addition, the Health Benefit Act requires the Pittston Companies to fund, pro rata according to the total number of assigned beneficiaries, a portion of the health benefits for unassigned beneficiaries. At this time, the funding for such health benefits is being provided from another source and for this and other reasons the Pittston Companies' ultimate obligation for the unassigned beneficiaries cannot be determined. The Company accounts for its obligations under the Health Benefit Act as a participant in a multi-employer plan and recognizes the annual cost on a pay-as-you-go basis.

In February 1990, the Pittston Coal Group companies and the UMWA entered into a successor collective bargaining agreement that resolved a labor dispute and related strike of Pittston Coal Group operations by UMWA-represented employees that began on April 5, 1989. As part of the agreement, the Pittston Coal Group companies agreed to make a $10 million lump sum payment to the 1950 Benefit Trust Fund and to renew participation in the 1974 Pension and Benefit Trust Funds at specified contribution rates. These aspects of the agreement were subject to formal approval by the trustees of the funds. The trustees did not accept the terms of the agreement and, therefore, payments are being made to escrow accounts for the benefit of union employees.

In 1988, the trustees of certain pension and benefit funds established under collective bargaining agreements with the UMWA brought an action (the so-called "Evergreen Case") against the Company and a number of its coal subsidiaries in the United States District Court for the District of Columbia, claiming that the defendants are obligated to contribute to such trust funds in accordance with the provisions of the 1988 National Bituminous Coal Wage Agreement, to which neither the Company nor any of its subsidiaries is a signatory. In January 1992, the Court issued an order granting summary judgment in favor of the trustees on the issue of liability, which was thereafter affirmed by the Court of Appeals. In June 1993 the United States Supreme Court denied a petition for a writ of certiorari. The case has been remanded to District Court, and damage and other issues remain to be decided. In September 1993, the Company filed a motion seeking relief from the District Court's grant of summary judgment based on, among other things, the Company's allegation that plaintiffs improperly withheld evidence that directly refutes plaintiffs' representations to the District Court and the Court of Appeals in this case.
In December 1993, that motion was denied.

In furtherance of its ongoing effort to identify other available legal options for seeking relief from what it believes to be an erroneous finding of liability in the Evergreen Case, the Company has filed suit against the Bituminous Coal Operators Association and others to hold them responsible for any damages sustained by the Company as a result of the Evergreen Case. Although the Company is continuing that effort, the Company, following the District Court's ruling in December 1993, recognized the potential liability that may result from an adverse judgment in the Evergreen Case. In any event, any final judgment in the Evergreen Case will be subject to appeal.

As a result of the Health Benefit Act, there is no continuing liability in this case in respect of health benefit funding after February 1, 1993.

MINERAL VENTURES
Mineral Ventures was formed in 1989 to develop opportunities in minerals other than coal. Mineral Ventures operations reported an operating loss of $8.3 million for 1993. This loss includes a $7.9 million charge related to the write-down of the Minerals Group's investment in the Uley graphite mine in Australia. Although reserve drilling of the Uley property indicates substantial graphite deposits, processing difficulties, depressed graphite prices which have remained significantly below the level prevailing at the start of the project and an analysis of various technical and marketing conditions affecting the project resulted in the determination that the assets have been impaired and that loss recognition was appropriate. Excluding the $7.9 million charge, Mineral Ventures operations incurred a $.4 million operating loss. Operating results for 1993 reflected production from the Stawell gold mine. In December 1992, Mineral Ventures acquired its ownership in the Stawell property through its participation in a joint venture with Mining Project Investors Pty Ltd., (in which Mineral Ventures holds a 34% interest). The Stawell gold mine, which is in western Victoria, Australia, currently has proved reserves for approximately four years of production and a current annual output of approximately 70,000 ounces. The joint venture also has exploration rights in the highly prospective district around the mine. Mineral Ventures has a 67% net equity interest in the Stawell mine and its adjacent exploration acreage. In 1993, the Stawell mine produced 73,765 ounces of gold with Mineral Ventures' share of the operating profit amounting to $4.9 million. The contribution to operating profit from the Stawell mine was offset by administrative overhead in addition to exploration expenditures related chiefly to other potential gold mining projects.

Operating losses, which primarily related to expenses for project review and exploration, totalled $3.4 million in 1992 and $3.5 million in 1991.

CORPORATE EXPENSES
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Minerals Group based upon utilization and other methods and criteria which management believes to be equitable and a reasonable estimate of such expenses as if the Minerals Group operated on a stand alone basis. These allocations were $7.2 million, $8.6 million and $8.1 million in 1993, 1992 and 1991, respectively.

OTHER OPERATING INCOME
Other operating income for the Minerals Group primarily consists of royalty income from coal and natural gas properties and gains and losses attributable to sales of property and equipment. Other operating income increased $1.5 million to $10.3 million in 1993 from $8.8 million in 1992 and decreased $10.6 million in 1992 from $19.4 million in 1991. In 1991, other operating income included gains aggregating $5.8 million from the disposal of certain excess coal reserves. There were no comparable disposals in 1993 or 1992.

OTHER INCOME (LOSS), NET
Other income (loss), net was a net loss of $.5 million in 1993 and net income in 1992 and 1991 of $1.9 million and $11.1 million, respectively. The net amounts in 1992 and 1991 included gains of $2.3 million and $11.1 million, respectively, from the sales of investments in leveraged leases.

INTEREST EXPENSE
Interest expense in 1993 decreased $2.2 million from $3.5 million in 1992 and increased $1.5 million in 1992 from $2.0 million in 1991. The decrease in 1993 was attributable to lower outstanding debt during the year, partially offset by interest assessed in 1993 on settlement of coal litigation related to the moisture content of tonnage used to compute royalty payments to UMWA pension and benefit funds. Interest expense in 1993, 1992 and 1991 included a portion of the Company's interest expense related to borrowings from the Company's revolving credit lines which was attributed to the Minerals Group. The amount of interest expense attributed to the Minerals Group for 1993, 1992 and 1991 was $.4 million, $2.8 million and $1.4 million, respectively.

TAXES AND EXTRAORDINARY CREDITS
In 1993, the credit for income taxes is higher than the amount that would have been recognized using the statutory federal income tax rate of 35% due to the tax benefits of percentage depletion, favorable adjustments to deferred tax assets as a result of the increase in the statutory U.S. federal income tax rate and a reduction in the valuation allowance for deferred tax assets primarily in foreign jurisdictions. In 1992, the provision for income taxes was less than the statutory federal income tax rate of 34% and in 1991 the credit for income taxes was higher than the amount that would have been recognized using the federal statutory income tax rate of 34% because of the tax benefit from percentage depletion.

The Minerals Group's net deferred federal tax assets are based upon their expected utilization in the Company's consolidated federal income tax return and the benefit that would accrue to the Minerals Group under the Company's tax allocation policy.

FINANCIAL CONDITION
A portion of the Company's corporate assets and liabilities has been attributed to the Minerals Group based upon utilization of the shared services from which assets and liabilities are generated, which management believes to be equitable and a reasonable estimate of the assets and liabilities which would be generated if the Minerals Group operated on a stand alone basis.

Corporate assets which were allocated to the Minerals Group consisted primarily of pension assets and deferred income taxes and amounted to $90.1 million and $54.3 million at December 31, 1993 and 1992, respectively.

CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Cash provided by operations totalled $28.4 million in 1993, a $17.0 million decrease compared with $45.4 million generated by operations in 1992. The net decrease in 1993 compared with 1992 consisted of a $54.8 million decrease attributable to the change in net income and a $19.9 million decrease attributable to a change in net noncash charges and credits, partially offset by a $57.7 million decrease attributable to changes in operating assets and liabilities. Net income, noncash charges and changes in operating assets and liabilities in 1993 were significantly affected by after-tax restructuring and other charges for Minerals Group of $48.9 million which had no effect in 1993 on cash generated by operations. Of the total amount of the 1993 charges, $10.8 million was for noncash write-downs of assets and the remainder represents liabilities, of which $7.0 million are expected to be paid in 1994. The Minerals Group intends to fund any cash requirements during 1994 with anticipated cash flows from operations, with shortfalls, if any, financed through borrowings under the Company's revolving credit agreements or short-term borrowing arrangements or borrowings from the Services Group.

Cash required to support the Minerals Group's investing activities was less than cash generated from operations and, as a result, after financing its stock activities, the Minerals Group made an additional cash loan to the Services Group of $13.3 million during 1993.

CAPITAL EXPENDITURES
Cash capital expenditures totalled $21.7 million for the 1993. An additional $45.5 million was financed in 1993 through operating leases which were predominately for surface mining equipment. Approximately 96% of the gross capital expenditures in 1993 were incurred in the Coal segment. Of that amount, greater than 40% of the expenditures was for business expansion, and the remainder was for replacement and maintenance of current ongoing business operations. Gross expenditures made by Mineral Ventures operations approximated 4% of the Minerals Group's total capital expenditures and were primarily costs incurred for project development.

Cash capital expenditures for 1993 were funded by cash flow from operating activities, with any shortfalls financed through the Company by borrowings under its revolving credit agreements or short-term borrowing arrangements, which were thereby attributed to the Minerals Group.

OTHER INVESTING ACTIVITIES
All other investing activities in 1993 provided net cash of $12.0 million, which was largely attributable to proceeds from the sale of the assets of a coal subsidiary. Cash, net of any expenses related to the transaction, totaled $9.7 million.

In January 1994, the Minerals Group paid $157 million in cash for the acquisition of substantially all the coal mining operations and coal sales contracts of Addington Resources, Inc. (the "Addington Acquisition"). The purchase price of the acquisition was financed through the issuance of $80.5 million of a new series of convertible preferred stock, which is convertible into Minerals Stock, and additional debt under existing revolving credit facilities.

FINANCING
Gross capital expenditures in 1994 are not currently expected to increase significantly over 1993 levels. The Minerals Group intends to fund such expenditures through cash flow from operating activities or through operating leases if the latter are financially attractive. Any shortfalls will be financed through the Company's revolving credit agreements or short-term borrowing arrangements.

As of December 31, 1993, revolving credit agreements provided for commitments of up to $250.0 million. At December 31, 1993, no portion of the borrowings outstanding under those agreements, which amounted to $2.1 million, was attributed to the Minerals Group, as cash generated from operations was sufficient for Minerals' investing and financing activities. In March 1994, the Company entered into a $350.0 million revolving credit agreement with a syndicate of banks (the "New Facility"), replacing the Company's previously existing $250.0 million of revolving credit agreements. The New Facility includes a $100.0 million five-year term loan, which matures in March 1999. The New Facility also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million until March 1999.

DEBT
Total debt outstanding for the Minerals Group amounted to $.3 million. At December 31, 1993, none of the Company's long-term debt was attributed to the Minerals Group.

Subsequent to December 31, 1993, the Addington Acquisition was financed in part with debt under the Company's revolving credit facilities, which was attributed to the Minerals Group. In March 1994, the additional debt incurred for this acquisition was refinanced with a five-year term loan under the New Facility.

CONTINGENT LIABILITIES
In April 1990, the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ("Tankport") in Jersey City, New Jersey, which operations were sold in 1983. Under the settlement agreement, the Company is obligated to pay 80% of the remediation costs. Based on data available to the Company and its environmental consultants, the Company estimates its portion of the cleanup costs on an undiscounted basis using existing technologies to be between $4.5 million and $13.5 million over a period of three to five years. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which the cleanup will be measured by the New Jersey Department of Environmental Protection and Energy.

The Company commenced insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. Although the underwriters have disputed this claim, management and its legal counsel believe that recovery is probable of realization in the full amount of the claim. This conclusion is based upon, among other things, the nature of the pollution policies which were broadly designed to cover such contingent liabilities, the favorable state of the law in the State of New Jersey (whose laws have been found to control the interpretation of the policies), and numerous other factual considerations which support the Company's analysis of the insurance contracts and rebut many of the underwriters' defenses.

Accordingly, since management and its legal counsel believe that recovery is probable of realization in the full amount of the claim, there is no net liability in regard to the Tankport obligation.

CAPITALIZATION
On July 26, 1993, the Company's shareholders approved the Services Stock Proposal, as described in the Company's proxy statement dated June 24, 1993, which resulted in the reclassification of the Company's common stock. The outstanding shares of common stock of the Company were redesignated as Pittston Services Group Common Stock ("Services Stock") on a share-for-share basis and a second class of common stock, designated as Minerals Stock, was distributed on the basis of one-fifth of one share of Minerals Stock for each share of the Company's previous common stock held by shareholders of record on July 26, 1993. Minerals Stock and Services Stock are designed to provide shareholders with separate securities reflecting the performance of the Minerals Group and the Services Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting either Group.

The redesignation of the Company's common stock as Services Stock and the distribution of Minerals Stock as a result of the approval of the Services Stock Proposal did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. Holders of Services Stock and Minerals Stock are shareholders of the Company, which continues to be responsible for all its liabilities. Therefore, financial developments affecting the Minerals Group or the Services Group that affect the Company's financial condition could affect the results of operations and financial condition of both Groups. The change in the capital structure of the Company had no effect on the Company's total capital, except as to expenses incurred in the execution of the Services Stock Proposal. Since the creation of Minerals Stock upon approval of the Services Stock Proposal, capitalization of the Minerals Group has been affected by all share activity related to Minerals Stock.

In July 1993, the Board authorized a new share repurchase program under which up to 1,250,000 shares of Services Stock and 250,000 shares of Minerals Stock may be repurchased. This program replaced the previous program under which 1,500,000 shares of common stock of the Company remained authorized for repurchase. During 1993 under the previous program 75,000 shares of the Company's common stock were repurchased at a total cost of $1.1 million. Under the new share repurchase program through December 31, 1993, 19,000 shares of Minerals Stock were repurchased at a total cost of $.4 million.

In January 1994, the Company issued $80.5 million of a new series of convertible preferred stock, which is convertible into Minerals Stock, to finance a portion of the Addington Acquisition.

DIVIDENDS
The Board intends to declare and pay dividends on Minerals Stock based on the earnings, financial condition, cash flow and business requirements of the Minerals Group. Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its public debt and bank credit agreements, losses incurred by the Services Group could affect the Company's ability to pay dividends in respect of stock relating to the Minerals Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount as defined in the Company's Articles of Incorporation. At December 31, 1993, the Available Minerals Dividend Amount was at least $10.1 million. After giving effect to the issuance of the convertible preferred stock, the pro forma Available Minerals Dividend Amount would have been at least $85.6 million.

On an equivalent basis, in 1993 the Company paid dividends on 62.04 cents per share of Minerals Stock compared with 49.24 cents per share of Minerals Stock in 1992.

In January 1994, 161,000 shares of convertible preferred stock (convertible into Minerals Stock) were issued to finance a portion of the Addington Acquisition. Commencing March 1, 1994, annual cumulative dividends of $31.25 per share of convertible preferred stock are payable quarterly, in cash, in arrears from the date of original issue out of all funds of the Company legally available therefor, when, as and if declared by the Board. Such stock bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon.

PENDING ACCOUNTING CHANGES
The Minerals Group is required to implement a new accounting standard for postemployment benefits - SFAS No. 112 - in 1994. SFAS No. 112 requires employers who provide benefits to former employees after employment but before retirement to accrue such costs as the benefits accumulate or vest. The Minerals Group has determined the effect of adopting SFAS No. 112 is immaterial.

The Minerals Group is required to implement a new accounting standard for investments in debt and equity securities - SFAS No. 115 - in 1994. SFAS No. 115 requires classification of debt and equity securities and recognition of changes in the fair value of the securities based on the purpose for which the securities are held. The Minerals Group does not have investments in debt or equity securities and therefore the provisions of SFAS No. 115 do not apply.

Item 8:     Financial Statements and Supplementary Data

                             THE PITTSTON COMPANY
                               AND SUBSIDIARIES

                     STATEMENT OF MANAGEMENT RESPONSIBILITY


The management of The Pittston Company (the "Company") is responsible for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles. Management has also prepared the other information in the annual report and is responsible for its accuracy.

In meeting our responsibility for the integrity of the consolidated financial statements, we maintain a system of internal controls designed to provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with management's authorization and that the accounting records provide a reliable basis for the preparation of the financial statements. Qualified personnel throughout the organization maintain and monitor these internal controls on an ongoing basis. In addition, the Company maintains an internal audit department that systematically reviews and reports on the adequacy and effectiveness of the controls, with management follow-up as appropriate.

Management has also established a formal Business Code of Ethics which is distributed throughout the Company. We acknowledge our responsibility to establish and preserve an environment in which all employees properly understand the fundamental importance of high ethical standards in the conduct of our business.

The Company's consolidated financial statements have been audited by KPMG Peat Marwick, independent auditors. During the audit they review and make appropriate tests of accounting records and internal controls to the extent they consider necessary to express an opinion on the Company's consolidated financial statements.

The Company's Board of Directors pursues its oversight role with respect to the Company's consolidated financial statements through the Audit and Ethics Committee, which is composed solely of outside directors. The Committee meets periodically with the independent auditors, internal auditors and management to review the Company's control system and to ensure compliance with applicable laws and the Company's Business Code of Ethics.

We believe that the policies and procedures described above are appropriate and effective and do enable us to meet our responsibility for the integrity of the Company's consolidated financial statements.

                          INDEPENDENT AUDITORS' REPORT



THE BOARD OF DIRECTORS AND SHAREHOLDERS
THE PITTSTON COMPANY

We have audited the accompanying consolidated balance sheets of The Pittston Company and subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Pittston Company and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in Notes 4 and 16 to the consolidated financial statements, the Company changed its method of accounting for capitalizing subscriber installation costs in 1992. As discussed in Notes 6, 13 and 16 to the consolidated financial statements, the Company changed its methods of accounting for income taxes and accounting for postretirement benefits other than pensions in 1991.




/s/ KPMG PEAT MARWICK
KPMG Peat Marwick
Stamford, Connecticut

January 24, 1994

                     THE PITTSTON COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1993 and 1992



                                                                                     1993             1992
                                                                               ----------       ----------
                                                                                     (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents .........................                          $   32,412           30,340
  Short-term investments ............................                              22,946           22,026
  Accounts receivable:
    Trade (Note 3) ..................................                             283,942          265,362
    Other ...........................................                              28,641           20,010
                                                                               ----------       ----------
                                                                                  312,583          285,372
    Less estimated amount uncollectible .............                              16,040           15,930
                                                                               ----------       ----------
                                                                                  296,543          269,442

  Inventories:
    Coal ............................................                              18,649           24,770
    Other ...........................................                               5,506           11,847
                                                                               ----------       ----------
                                                                                   24,155           36,617
  Prepaid expenses ..................................                              27,493           21,942
  Deferred income taxes (Note 6) ....................                              53,642           41,617
                                                                               ----------       ----------
    Total current assets ............................                             457,191          421,984

Property, plant and equipment, at cost (Note 4):
  Bituminous coal lands .............................                             118,944          112,356
  Land, other than coal lands .......................                              11,212           15,042
  Buildings .........................................                              40,838           38,928
  Machinery and equipment ...........................                             611,360          626,739
                                                                               ----------       ----------
                                                                                  782,354          793,065
  Less accumulated depreciation, depletion
    and amortization ................................                             412,533          416,193
                                                                               ----------       ----------
                                                                                  369,821          376,872

Intangibles, net of amortization (Note 5) ...........                             215,042          222,609

Deferred pension assets (Note 13) ...................                             117,066          114,245

Deferred income taxes (Note 6) ......................                              59,846           40,510

Other assets ........................................                             142,535          146,068
                                                                               ----------       ----------
Total assets ........................................                          $1,361,501        1,322,288
                                                                               ==========       ==========

                                                                                      1993            1992
                                                                               -----------       ---------
                                                                                      (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings ..............................                         $     9,546           7,084
  Current maturities of long-term debt (Note 7).......                               7,908           6,443
  Accounts payable ...................................                             182,276         188,581
  Accrued liabilities:
    Taxes ............................................                              43,769          39,198
    Workers' compensation and other claims ...........                              42,397          35,123
    Miscellaneous ....................................                             151,548         137,584
                                                                                ----------       ---------
                                                                                   237,714         211,905
                                                                                ----------       ---------
      Total current liabilities ......................                             437,444         414,013

Long-term debt, less current maturities (Note 7) .....                              58,388          91,208

Postretirement benefits other than pensions (Note 13).                             212,218         202,536

Workers' compensation and other claims ...............                             127,545         144,758

Deferred income taxes (Note 6) .......................                              15,847          19,768

Other liabilities ....................................                             156,547         108,545

Commitments and contingent liabilities
  (Notes 7, 11, 12, 13, 18 and 19)

Shareholders' equity (Notes 1, 7, 8, 9 and 20):
  Preferred stock, par value $10 per share,
   authorized 2,000,000 shares .......................                                   -               -
  Pittston Services Group common stock, par value
   $1 per share:
      Authorized:  100,000,000 shares
      Issued:  1993 - 41,429,455 shares;
               1992 - 40,532,632 shares ..............                              41,429          40,533
  Pittston Minerals Group common stock, par value
   $1 per share:
      Authorized:  20,000,000 shares
      Issued:  1993 - 8,280,619 shares;
               1992 - 8,106,526 shares ...............                               8,281           8,107
  Capital in excess of par value .....................                             354,911         269,414
  Retained earnings ..................................                              98,290          96,240
  Equity adjustment from foreign currency
    translation ......................................                             (18,381)        (14,062)
  Employee benefits trust, at market value ...........                            (131,018)        (58,772)
                                                                                ----------      ----------
      Total shareholders' equity .....................                             353,512         341,460




                                                                                ----------       ---------
Total liabilities and shareholders' equity ...........                          $1,361,501       1,322,288
                                                                                ==========       =========

See accompanying notes to consolidated financial statements.

                     THE PITTSTON COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years Ended December 31, 1993, 1992 and 1991
                    (In thousands, except per share amounts)

                                                                              1993            1992            1991
                                                                        ----------       ---------       ---------
Net sales .......................................                       $  687,089         657,871         582,100
Operating revenues ..............................                        1,569,032       1,415,170       1,302,308
                                                                        ----------       ---------       ---------
  Net sales and operating revenues ..............                        2,256,121       2,073,041       1,884,408
                                                                        ----------       ---------       ---------

Costs and expenses:
  Cost of sales .................................                          644,248         604,319         540,451
  Operating expenses ............................                        1,299,541       1,187,229       1,091,121
  Selling, general and administrative expenses ..                          227,556         222,234         212,908
  Restructuring and other charges (Note 14) .....                           78,633              -          115,214
  Pension credit (Note 13) ......................                               -          (11,130)        (11,130)
                                                                        ----------       ---------       ---------
    Total costs and expenses ....................                        2,249,978       2,002,652       1,948,564
                                                                        ----------       ---------       ---------

Other operating income (Note 15) ................                           19,956          19,103          30,216
                                                                        ----------       ---------       ---------
Operating profit (loss) .........................                           26,099          89,492         (33,940)

Interest income .................................                            2,839           3,235           3,351
Interest expense ................................                          (10,173)        (11,087)        (15,920)
Other income (expense), net (Note 15) ...........                           (4,611)         (4,034)          9,750
                                                                        ----------       ---------       ---------
Income (loss) before income taxes and cumulative
  effect of accounting changes ..................                           14,154          77,606         (36,759)
Provision (credit) for income taxes (Note 6) ....                                8          28,519          (7,924)
                                                                        ----------       ---------       ---------
Income (loss) before cumulative effect of
  accounting changes ............................                           14,146          49,087         (28,835)
Cumulative effect of accounting changes
  (Notes 6, 13 and 16) ..........................                               -               -         (123,017)
                                                                        ----------       ---------       ---------
Net income (loss) ...............................                       $   14,146          49,087        (151,852)
                                                                        ==========       =========       =========

Pittston Services Group (Note 1):
  Per common share:
    Income before cumulative effect of
     accounting changes .........................                       $     1.28             .74             .56
    Cumulative effect of accounting changes .....                               -               -              .01
                                                                        ----------       ---------       ---------
    Net income ..................................                       $     1.28             .74             .57
                                                                        ==========       =========        ========

  Average common shares outstanding .............                           36,907          37,081          37,284

Pittston Minerals Group (Note 1):
  Per common share:
    Income (loss) before cumulative effect of
     accounting changes .........................                       $    (4.47)           2.94           (6.66)
    Cumulative effect of accounting changes .....                               -               -           (16.54)
                                                                        ----------       ---------       ---------
    Net income (loss) ...........................                       $    (4.47)           2.94          (23.20)
                                                                        ==========       =========        ========

  Average common shares outstanding .............                            7,381           7,416           7,457


See accompanying notes to consolidated financial statements.

                     THE PITTSTON COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  Years Ended December 31, 1993, 1992 and 1991
                      (In thousands, except share amounts)


                                              Pittston      Pittston
                                              Services      Minerals                                        Equity
                                              Group         Group          Capital in                     Adjustment
                                              Common        Common         Excess of                     from Foreign    Employee
                                              Stock         Stock          Par Value       Retained        Currency      Benefits
                                              (Note 1)      (Note 1)       (Note 1)        Earnings       Translation     Trust
                                              --------      --------       ----------      --------      -------------   --------
Balance at December 31, 1990 ..............     $37,278       7,456        220,490         219,571          (5,063)           -

Net loss ..................................          -           -              -         (151,852)             -             -
Common stock issuances:
  Stock options exercised (Note 8) ........         129          25          1,392              -               -             -
  Other ...................................          10           2            173              -               -             -
Foreign currency translation adjustment ...          -           -              -               -           (4,094)           -
Retirement of common stock under share
  repurchase programs (Note 9) ............        (100)        (20)          (686)           (740)             -             -
Cash dividends declared - Pittston Services
  Group $.1212 per share and Pittston
  Minerals Group $.3939 per share (Note 1)           -           -              -           (7,456)             -             -
                                                -------     -------        -------        --------         -------      --------
Balance at December 31, 1991 ..............      37,317       7,463        221,369          59,523          (9,157)           -

Net income ................................          -           -              -           49,087              -             -
Common stock issuances:
  Stock options exercised (Note 8) ........         113          23          1,336              -               -             -
    Employee benefit plan (Note 13) ........         71          14            817              -               -             -
    Employee benefits trust (Note 9) .......      4,000         800         49,700              -               -        (54,500)
Foreign currency translation adjustment ...          -           -              -               -           (4,905)           -
Remeasurement of employee benefits trust ..          -           -           4,963              -               -         (4,963)
Shares released from employee benefits
  trust to employee benefit plan (Note 9)..          -           -              (7)             -               -            691
Retirement of common stock under share
  repurchase programs (Note 9) ............        (968)       (193)        (8,764)         (3,108)             -             -
Cash dividends declared - Pittston Services
  Group $.1515 per share and Pittston
  Minerals Group $.4924 per share (Note 1)           -           -              -           (9,262)             -             -
                                                -------     -------        -------         --------         -------      --------
Balance at December 31, 1992 ..............      40,533       8,107        269,414          96,240         (14,062)      (58,772)

Net income ................................          -           -              -           14,146              -             -
Stock options exercised (Note 8) ..........         971         208         13,578              -               -             -
Tax benefit of stock options exercised
  (Note 6) ................................          -           -           2,121              -               -             -
Foreign currency translation adjustment ...          -           -              -               -           (4,319)           -
Remeasurement of employee benefits trust ..          -           -          73,907              -               -        (73,907)
Shares released from employee benefits
  trust to employee benefit plan (Note 9) .          -           -              (2)             -               -          1,661
Retirement of common stock under share
  repurchase programs (Note 9) ............         (75)        (34)          (944)           (458)             -             -
Costs of Services Stock Proposal (Note 9) .          -           -          (3,163)             -               -             -
Cash dividends declared - Pittston Services
  Group $.1909 per share and Pittston
  Minerals Group $.6204 per share (Note 1)           -           -             -           (11,638)             -             -
                                                -------      -------       -------         --------         -------     --------
BALANCE AT DECEMBER 31, 1993 ..............     $41,429       8,281        354,911          98,290         (18,381)     (131,018)
                                                =======      =======       =======         ========         =======     ========

See accompanying notes to consolidated financial statements.

                     THE PITTSTON COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 1993, 1992 and 1991
                                 (In thousands)


                                                                                         1993             1992            1991
                                                                                    ---------        ---------        --------
Cash flows from operating activities:
  Net income (loss) .....................................                           $  14,146           49,087        (151,852)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Cumulative effect of accounting changes ............                                   -                -         123,017
     Noncash charges and other write-offs ...............                              10,857            3,147          14,432
     Depreciation, depletion and amortization ...........                              77,565           70,424          62,219
     Provision (credit) for deferred income taxes .......                             (29,435)           9,063         (26,158)
     Credit for pensions, noncurrent ....................                              (2,596)         (15,161)        (16,168)
     Provision for uncollectible accounts receivable ....                               6,880            4,058           4,015
     Equity in earnings of unconsolidated affiliates,
       net of dividends received ........................                              (4,205)          (4,989)         (6,186)
     Gain on sale of leveraged leases ...................                                   -           (2,341)        (11,102)
     Gain on sale of property, plant and equipment ......                              (5,472)            (915)         (1,234)
     Other operating, net ...............................                               3,904            3,485             538
     Change in operating assets and liabilities, net of
       effects of acquisitions and dispositions:
         Increase in accounts receivable ................                             (20,715)         (20,139)         (1,554)
         Decrease in inventories ........................                               6,507            4,034           4,243
         Decrease (increase) in prepaid expenses ........                              (2,795)             443           4,135
         Increase in accounts payable and accrued
           liabilities ..................................                              20,458           46,157          27,589
         Decrease (increase) in other assets ............                              (3,969)           2,036          (3,646)
         Increase (decrease) in workers' compensation
           and other claims, noncurrent .................                             (17,213)         (16,705)         40,726
         Increase (decrease) in other liabilities .......                              66,339           (6,593)         47,331
         Other, net .....................................                                (342)            (275)         (2,095)
                                                                                    ---------        ---------        --------
           Net cash provided by operating activities ....                             119,914          124,816         108,250
                                                                                    ---------        ---------        --------

Cash flows from investing activities:
  Additions to property, plant and equipment ............                             (97,779)        (100,575)        (77,209)
  Proceeds from disposal of property, plant and
    equipment ...........................................                               4,620            5,848           7,425
  Acquisitions, net of cash acquired, and related
    contingency payments ................................                              (1,435)         (52,560)         (1,914)
  Proceeds from leveraged leases ........................                                   -           13,707          24,340
  Other, net ............................................                               8,569           (2,435)            686
                                                                                    ---------        ---------        --------
           Net cash used by investing activities ........                             (86,025)        (136,015)        (46,672)
                                                                                    ---------        ---------        --------

Cash flows from financing activities:
  Additions to debt .....................................                               4,136           30,916           3,931
  Reductions of debt ....................................                             (34,385)          (9,608)        (40,267)
  Repurchase of common stock of the Company .............                              (1,511)         (13,033)         (1,546)
  Proceeds from exercise of stock options ...............                              14,757            1,472           1,546
  Dividends paid ........................................                             (11,638)          (9,262)         (7,456)
  Proceeds from sale of stock to SIP  ...................                                 264                -               -
  Costs of Services Stock Proposal ......................                              (3,163)               -               -
  Costs of preferred stock issuance .....................                                (277)               -               -
                                                                                    ---------        ---------        --------
           Net cash provided (used) by financing
             activities .................................                             (31,817)             485         (43,792)
                                                                                    ---------        ---------        --------

Net increase (decrease) in cash and cash equivalents ....                               2,072          (10,714)         17,786
Cash and cash equivalents at beginning of year ..........                              30,340           41,054          23,268
                                                                                    ---------        ---------        --------
Cash and cash equivalents at end of year ................                           $  32,412           30,340          41,054
                                                                                    =========        =========        ========




See accompanying notes to consolidated financial statements.

                     THE PITTSTON COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BASIS OF PRESENTATION:
On July 26, 1993, the shareholders of The Pittston Company (the "Company") approved the Services Stock Proposal, as described in Note 9, resulting in the reclassification of the Company's common stock into shares of Pittston Services Group Common Stock ("Services Stock") on a share-for-share basis. In addition, a second class of common stock, designated as Pittston Minerals Group Common Stock ("Minerals Stock") was distributed on a basis of one-fifth of one share of Minerals Stock for each share of the Company's previous common stock. The Pittston Services Group (the "Services Group") consists of the Burlington Air Express Inc. ("Burlington"), Brink's, Incorporated ("Brink's") and Brink's Home Security, Inc. ("BHS") operations of the Company. The Pittston Minerals Group (the "Minerals Group") consists of the Coal and Mineral Ventures operations of the Company. The approval of the Services Stock Proposal did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. The Company prepares separate financial statements for the Minerals and Services Groups in addition to consolidated financial information of the Company.

Due to the reclassification of the Company's common stock, all stock and per share data in the accompanying financial statements for 1992 and 1991 have been restated from amounts previously reported. The primary impacts of this restatement are as follows:

o Net income per common share has been restated in the Consolidated Statements of Operations to reflect the two classes of stock, Services Stock and Minerals Stock, as if they were outstanding for all periods presented. For the purposes of computing net income per common share of Services Stock and Minerals Stock, the number of shares of Services Stock are assumed to be the same as the total corresponding number of shares of the Company's common stock. The number of shares of Minerals Stock are assumed to be one-fifth of the shares of the Company's common stock.

o All financial impacts of purchases and issuances of the Company's common stock prior to the effective date of the Services Stock Proposal have been attributed to each Group in relation of their respective common equity to the Company's common stock. Dividends paid by the Company were attributed to the Services and Minerals Groups in relation to the initial dividends paid on the Services Stock and the Minerals Stock. Accordingly, the Consolidated Statements of Shareholders' Equity have been restated to reflect these changes.

For 1993, all stock activity (including dividends) prior to the Services Stock Proposal has been attributed to the Services Group and the Minerals Group based on the methods described above.

PRINCIPLES OF CONSOLIDATION:
The accompanying consolidated financial statements reflect the accounts of the Company and its majority-owned subsidiaries. The Company's interests in 20% to 50% owned companies are carried on the equity method. Undistributed earnings of such companies included in consolidated retained earnings approximated $39,104,000 at December 31, 1993. All material intercompany items and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's financial statement presentation.

CASH AND CASH EQUIVALENTS:
Cash and cash equivalents include cash on hand, demand deposits and investments with original maturities of three months or less.

SHORT-TERM INVESTMENTS:
Short-term investments primarily include funds set aside by management for certain obligations and are carried at cost which approximates market.

INVENTORIES:
Inventories are stated at cost (determined under the first-in, first-out or average cost method) or market, whichever is lower.

PROPERTY, PLANT AND EQUIPMENT:
Expenditures for maintenance and repairs are charged to expense and the costs of renewals and betterments are capitalized. Depreciation is provided principally on the straight-line method at varying rates depending upon estimated useful lives. Depletion of bituminous coal lands is provided on the basis of tonnage mined in relation to the estimated total of recoverable tonnage in the ground.

Mine development costs, primarily included in bituminous coal lands, are capitalized and amortized over the estimated useful life of the mine. These costs include expenses incurred for site preparation and development as well as operating deficits incurred at the mines during the development stage. A mine is considered under development until all planned production units have been placed in operation.

Subscriber installation costs for home security systems provided by BHS are capitalized and amortized over the estimated life of the assets and are included in machinery and equipment. The basic equipment that is installed, remains the property of BHS and is capitalized at cost. Other capitalized costs, which arise solely as a direct result of the installation process and bring the revenue producing asset to its intended use, include costs of setting up customers on the monitoring network, labor costs and costs incurred for installation scheduling and testing. When a customer is identified for disconnect, the remaining net book value of the basic equipment is fully depreciated.

INTANGIBLES:
The excess of cost over fair value of net assets of companies acquired is amortized on a straight-line basis over the estimated periods benefitted.

INCOME TAXES:
In 1991, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

PNEUMOCONIOSIS (BLACK LUNG) EXPENSE:
The Company acts as self-insurer with respect to black lung benefits.
Provision is made for estimated benefits in accordance with annual actuarial reports prepared by outside actuaries. The excess of the present value of expected future benefits over the accumulated book reserves is recognized over the amortization period as a level percentage of payroll. Cumulative actuarial gains or losses are calculated periodically and amortized on a straight-line basis. Assumptions used in the calculation of the actuarial present value of black lung benefits are based on actual retirement experience of the Company's coal employees, black lung claims incidence for active miners, actual dependent information, industry turnover rates, actual medical and legal cost experience and current inflation rates. As of December 31, 1993 and 1992, the accrued value of estimated future black lung benefits discounted at 6% was approximately $61,067,000 and $61,095,000, respectively, and are included in workers' compensation and other claims. Based on acruarial data, the Company charged to earnings $438,000 in 1993, $1,029,000 in 1992 and $3,113,000 in
1991. In addition, the Company accrued additional expenses for black lung benefits related to federal and state assessments, legal and administration expenses and other self insurance costs. These amounted to $2,887,000 in 1993, $2,073,000 in 1992 and $2,435,000 in 1991.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:
In 1991, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), which requires employers to accrue the cost of such retirement benefits during the employees' service with the Company.

FOREIGN CURRENCY TRANSLATION:
Assets and liabilities of foreign subsidiaries have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. Resulting cumulative translation adjustments have been recorded as a separate component of shareholders' equity. Translation adjustments relating to subsidiaries in countries with highly inflationary economies are included in net income, along with all transaction gains and losses for the period.

A portion of the Company's financial results is derived from activities in several foreign countries, each with a local currency other than the U.S. dollar. Because the financial results of the Company are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. However, the Company's international activity is not concentrated in any single currency, which limits the risks of foreign currency rate fluctuations.

FINANCIAL INSTRUMENTS:
The Company uses foreign currency forward contracts to hedge risk of changes in foreign currency rates associated with certain transactions denominated in various currencies. Realized and unrealized gains and losses on these contracts, designated and effective as hedges, are deferred and recognized as part of the specific transaction hedged.

The Company also utilizes other financial instruments to protect against adverse price movements in gold, which the Company produces, and crude oil and its derivative products, which the Company consumes. Gains and losses on these contracts, designated and effective as hedges, are deferred and recognized as part of the transaction hedged.

The Company is required to adopt Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), in 1994. SFAS 115 requires classification of debt and equity securities and recognition of changes in the fair value of the securities based on the purpose for which the securities are held. The Company has determined that the cumulative effect of adopting SFAS 115 is immaterial.

REVENUE RECOGNITION:
Coal - Coal sales are generally recognized when coal is loaded onto transportation vehicles before shipment to customers. For domestic sales, this occurs when coal is loaded onto railcars at mine locations. For export sales, this occurs when coal is loaded onto marine vessels at terminal facilities.

Mineral Ventures - Gold sales are recognized when products are shipped to a refinery. Settlement adjustments arising from final determination of weights and assays are reflected in sales when received.

Burlington - Revenues related to transportation services are recognized, together with related transportation costs, on the date shipments physically depart from facilities en route to destination locations.

Brink's - Revenues from contract carrier armored car, automatic teller machine, air courier, coin wrapping, and currency and deposit processing services are recognized when services are performed.

BHS - Monitoring revenues are recognized when earned and amounts paid in advance are deferred and recognized as income over the applicable monitoring period, which is generally one year or less. Revenues from the sale of equipment, excluding equipment which is part of the standard package security system, are recognized, together with related costs, upon completion of the installation. Connection fee revenues are recognized to the extent of direct selling costs incurred and expensed. Connection fee revenues in excess of direct selling costs are deferred and recognized as income on a straight-line basis over ten years.

NET INCOME PER COMMON SHARE:
Net income per common share for Services Stock and Minerals Stock is computed by dividing the net income for each Group by the weighted average number of shares outstanding during the period. The potential dilution from the exercise of stock options is not material. The assumed conversion of the 9.20% convertible subordinated debentures is not included since its effect is antidilutive. The shares of Services Stock and Minerals Stock held in The Pittston Company Employee Benefits Trust (Note 9) are evaluated for inclusion in the calculation of net income per share under the treasury stock method and have no dilutive effect.

2.   FINANCIAL INSTRUMENTS

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and short-term investments and trade receivables. The Company places its cash and cash equivalents and short-term investments with high credit qualified financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different industries and geographic areas.

The following details the fair values of financial instruments for which it is practicable to estimate the value:

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
The carrying amounts approximate fair value because of the short maturity of these instruments.

DEBT
The aggregate fair value of the Company's long-term debt obligations, which is based upon quoted market prices and rates currently available to the Company for debt with similar terms and maturities, approximates the carrying amount.

OFF-BALANCE SHEET INSTRUMENTS
The Company enters into various off-balance sheet financial instruments, as discussed below, to hedge its foreign currency and other market exposures. Accordingly, the fair value of these instruments have been considered in determining the fair values of the assets and liabilities being hedged. The risk that counterparties to such instruments may be unable to perform is minimized by limiting the counterparties to major international banks. The Company does not expect any losses due to such counterparty default.

Foreign currency forward contracts - The Company enters into foreign currency forward contracts with a duration of 30 to 45 days as a hedge against accounts payable denominated in various currencies. These contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the payables being hedged. At December 31, 1993, the total contract value of foreign currency forward contracts outstanding was $4,600,000. As of such date, the carrying amounts of the foreign currency forward contracts approximate fair value.

Forward sales contracts - In order to protect itself against downward movements in gold prices, the Company hedges a portion of its recoverable proved and probable reserves primarily through forward sales contracts. At December 31, 1993, 72,000 ounces of gold, representing approximately 50% of the Company's recoverable proved and probable reserves, were sold forward under forward sales contracts at an average price of $350 per ounce. Because only a portion of its future production is currently sold forward, the Company can take advantage of increases, if any, in the spot price of gold. At December 31, 1993, the aggregate carrying value of the Company's forward sales contracts exceeded their fair value by approximately $2,900,000.

Other contracts - The Company has hedged a significant portion of its jet fuel requirements for the period January 1, 1994 through March 31, 1995, through swap contracts which were intended to fix the Company's per gallon fuel costs below 1993 levels. At December 31, 1993, the contract value of the jet fuel swaps, aggregating 50.1 million gallons, was $25,492,000. In addition, a call option was purchased for 12.6 million gallons of crude oil for the first half of 1994. Each of these transactions are settled monthly based upon the average of the high and low prices during each period. The fair value of these fuel hedge transactions may fluctuate over the course of the contract period due to changes in the supply and demand for oil and refined products. Thus, the economic gain or loss, if any, upon settlement of the contracts may differ from the fair value of the contracts at an interim date. At December 31, 1993, the aggregate carrying value of the swap contracts and the call option exceeded their fair value by approximately $1,700,000.

3.   ACCOUNTS RECEIVABLE - TRADE

In 1991, the Company entered into agreements with two financial institutions whereby it had the right to sell certain coal receivables, with recourse, to those institutions. One agreement expired on June 30, 1992. The other agreement, which expires September 27, 1994, limits the maximum amount of outstanding receivables that could be owned by the financial institution to $20,000,000. The Company sold total coal receivables of approximately $16,143,000 in 1993, $23,959,000 in 1992 and $2,776,000 in 1991 under these agreements.

In 1985, the Company entered into an agreement whereby it had the right to sell certain coal receivables, with limited recourse, to a financial institution from time to time until December 31, 1991. During 1992, the Company continued to sell certain coal receivables to the financial institution under essentially the same terms and conditions as the expired agreement. The Company sold total coal receivables of approximately $41,272,000 in 1992 and $10,706,000 in 1991 under this agreement, which has since been terminated.

As of December 31, 1993, there were no receivables sold which remained to be collected. As of December 31, 1992, receivables sold totalling $11,987,000 remained to be collected.

4.   PROPERTY, PLANT AND EQUIPMENT

Capitalized mine development costs totalled $2,181,000 in 1993, $18,487,000 in 1992 and $12,167,000 in 1991.

During the three years ended December 31, 1993, changes in capitalized subscriber installation costs for home security systems were as follows:

                                                                       1993          1992          1991
                                                                   --------       -------       -------
                                                                              (In thousands)
Capitalized subscriber installation costs -
  beginning of year ........................                       $ 54,668        44,842        36,842
Capitalized cost of security installation
  systems ..................................                         23,972        20,694        13,113
Capitalized cost of security systems
  acquired .................................                              -          (143)        2,648
Depreciation, including amounts recognized
  to fully depreciate capitalized costs for
  subscribers disconnected during the year..                        (12,855)      (10,725)       (7,761)
                                                                   --------       -------       -------
Capitalized subscriber installation costs -
  end of year ..............................                       $ 65,785        54,668        44,842
                                                                   ========       =======       =======


As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security system installations. This change in accounting principle is preferable because it more accurately reflects subscriber installation costs. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel (in the amount of $2,567,000 in 1993 and $2,327,000 in 1992) and costs incurred in maintaining facilities and vehicles dedicated to the installation process (in the amount of $1,484,000 in 1993 and $1,994,000 in 1992). The effect of this change in accounting principle was to increase operating profit of the consolidated group and the BHS segment in 1993 and 1992 by $4,051,000 and $4,321,000, respectively, and net income of the Services Group by $.07 per share in each year. Prior to January 1, 1992, the records needed to identify such costs were not available. Thus, it was impossible to accurately calculate the effect on retained earnings as of January 1, 1992 or the pro forma effects of retroactive application on the year ended December 31, 1991 for the change in accounting principle. However, the Company believes the effect on retained earnings as of January 1, 1992 was immaterial.

Because capitalized subscriber installation costs for prior periods were not adjusted for the change in accounting principle, installation costs for subscribers in those years will continue to be depreciated based on the lesser amounts capitalized in prior periods. Consequently, depreciation of capitalized subscriber installation costs in the current year and until such capitalized costs prior to January 1, 1992 are fully depreciated will be less than if such prior periods' capitalized costs had been adjusted for the change in accounting. However, the Company believes the effect on net income in 1993 and 1992 was immaterial.

New subscriber installations for which costs were capitalized totalled 56,700 in 1993, 48,600 in 1992 and 41,000 in 1991. Additional subscribers who purchased the installed equipment and for which no costs were capitalized totalled 1,600 in 1993 and 700 in each of 1992 and 1991. In 1993 and 1992, BHS also added 1,300 and 2,000 subscribers, respectively, as a result of converting previously installed competitors' systems to BHS monitoring. The acquisition of monitoring contracts added 6,400 subscribers in 1991.

The estimated useful lives for property, plant and equipment are as follows:

                                         Years
                                        -------
          Buildings . . . . . . . . . . 3 to 25
          Machinery and equipment . . . 2 to 20

Depreciation of property, plant and equipment aggregated $63,953,000 in 1993, $57,291,000 in 1992 and $53,059,000 in 1991.

5.   INTANGIBLES

Intangibles consist entirely of the excess of cost over fair value of net assets of companies acquired and are net of accumulated amortization of $65,738,000 at December 31, 1993 and $58,739,000 at December 31, 1992. The
estimated useful life of intangibles is generally forty years. Amortization of intangibles aggregated $7,126,000 in 1993, $7,184,000 in 1992 and $7,021,000 in
1991.

6.   INCOME TAXES

The provision (credit) for income taxes consists of the following:

                                                           U.S.
                                                         Federal       Foreign       State       Total
                                                         -------       -------       -----      -------
                                                                          (In thousands)
     1993:
     Current .........................                 $ 16,385          9,705       3,353       29,443
     Deferred ........................                  (20,719)        (7,939)       (777)     (29,435)
                                                       --------         ------       -----      -------
     Total ...........................                 $ (4,334)         1,766       2,576            8
                                                       ========         ======       =====      =======

     1992:
     Current .........................                 $ 12,643          2,640       4,173       19,456
     Deferred ........................                    8,675            583        (195)       9,063
                                                       --------         ------       -----      -------
     Total ...........................                 $ 21,318          3,223       3,978       28,519
                                                       ========         ======       =====      =======

     1991:
     Current .........................                 $ 11,820          3,011       3,403       18,234
     Deferred ........................                  (30,674)         3,257       1,259      (26,158)
                                                       --------         ------       -----      -------
     Total ...........................                 $(18,854)         6,268       4,662       (7,924)
                                                       ========         ======       =====      =======


Effective January 1, 1991, the Company adopted SFAS 109, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. As of January 1, 1991, the Company recorded a tax credit of approximately $10,061,000, of which $3,665,000 or $.10 per share was attributed to the Services Group and $6,396,000 or $.86 per share was attributed to the Minerals Group, which amount represents the net decrease to the deferred tax liability as of that date. Such amount has been reflected in the consolidated statement of operations as the cumulative effect of an accounting change.

For the years ended December 31, 1993, 1992 and 1991, cash payments for income taxes, net of refunds received, were $30,237,000, $6,129,000 and $15,285,000, respectively.

The significant components of the deferred tax expense (benefit) were as follows:

                                                                  1993          1992          1991
                                                              --------       -------       -------
                                                                          (In thousands)
Deferred tax expense (benefit), exclusive
  of the components listed below ........                     $(33,157)        8,209       (41,786)
Investment tax credit carryforwards .....                            -         8,978         5,898
Net operating loss carryforwards ........                        1,793          (654)       31,420
Alternative minimum tax credits .........                        4,826        (9,814)      (21,690)
Change in the valuation allowance for
  deferred tax assets ...................                       (1,397)        2,344             -
Adjustment to deferred tax assets and
  liabilities for the change in the U.S.
  Federal tax rate.......................                       (1,500)            -             -
                                                              --------        ------       -------
                                                              $(29,435)        9,063       (26,158)
                                                              ========        ======       =======

The tax benefit for compensation expense related to the exercise of certain employee stock options for tax purposes in excess of compensation expense for financial reporting purposes is recognized as an adjustment to shareholders' equity.

The components of the net deferred tax asset as of December 31, 1993 and December 31, 1992 were as follows:

                                                                        1993            1992
                                                                    --------        --------
                                                                         (In thousands)
   Deferred tax assets:
     Accounts receivable .....................                      $  5,630          5,113
     Postretirement benefits other than
       pensions ..............................                        93,341         85,385
     Workers' compensation and other claims ..                        60,007         63,949
     Other liabilities and reserves ..........                        85,002         59,005
     Miscellaneous ...........................                        10,595          9,161
     Net operating loss carryforwards ........                         8,299         10,092
     Alternative minimum tax credits .........                        30,774         34,693
     Valuation allowance .....................                        (9,855)       (11,252)
                                                                    --------        -------
     Total deferred tax asset ................                       283,793        256,146
                                                                    --------        -------

   Deferred tax liabilities:
     Property, plant and equipment ...........                        62,391         58,674
     Pension assets ..........................                        45,566         43,788
     Other assets ............................                         4,955         11,395
     Investments in foreign affiliates .......                        13,044         15,729
     Miscellaneous ...........................                        60,286         64,201
                                                                    --------        -------
     Total deferred tax liability ............                       186,242        193,787
                                                                    --------        -------

     Net deferred tax asset ..................                      $ 97,551         62,359
                                                                    ========        =======


The valuation allowance relates to deferred tax assets in certain foreign and state jurisdictions.

Based on the Company's historical and expected taxable earnings, management believes it is more likely than not that the Company will realize the benefit of the existing deferred tax asset at December 31, 1993.

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% in 1993 and 34% in 1992 and 1991 to the income (loss) before income taxes.


                                                                      Years Ended December 31
                                                                    ---------------------------
                                                                    1993         1992            1991
                                                                 -------      -------         -------
                                                                             (In thousands)
Income (loss) before income taxes:
  United States ...........................                      $(7,329)       58,053        (53,472)
  Foreign .................................                       21,483        19,553         16,713
                                                                 -------       -------        -------
                                                                 $14,154        77,606        (36,759)
                                                                 =======       =======        =======
Tax provision computed at statutory
  rate ....................................                      $ 4,954        26,386        (12,498)
Increases (reductions) in taxes due to:
  Percentage depletion ....................                       (7,598)       (5,033)        (5,101)
  State income taxes (net of federal tax
    benefit) ..............................                        1,924         2,064          3,077
  Goodwill amortization ...................                        3,055         2,229          2,219
  Difference between total taxes on
    foreign income and the U.S. federal
    statutory rate ........................                         (118)       (1,254)         3,264
  Change in the valuation allowance for
    deferred tax assets ...................                       (1,397)        2,344              -
  Adjustment to deferred tax assets and
    liabilities for the change in the U.S.
    Federal tax rate.......................                       (1,500)            -              -
  Miscellaneous ...........................                          688         1,783          1,115
                                                                  ------        ------        -------
  Actual tax provision (credit) ...........                       $    8        28,519         (7,924)
                                                                  ======        ======        =======


It is the policy of the Company to accrue deferred income taxes on temporary differences related to the financial statement carrying amounts and tax bases of investments in foreign subsidiaries and affiliates which are expected to reverse in the foreseeable future. As of December 31, 1993 and December 31, 1992 the unrecognized deferred tax liability for temporary differences of approximately $43,640,000 and $36,200,000, respectively, related to investments in foreign subsidiaries and affiliates that are essentially permanent in nature and not expected to reverse in the foreseeable future was approximately $15,274,000 and $12,308,000, respectively.

The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Such returns have been audited and settled with the Internal Revenue Service through the year 1981.

As of December 31, 1993, the Company had $30,774,000 of alternative minimum tax credits available to offset future U.S. federal income taxes and, under current tax law, the carryforward period for such credits is unlimited.

The tax benefit of net operating loss carryforwards as at December 31, 1993 was $8,299,000 and relate to various state and foreign taxing jurisdictions. The expiration periods primarily range from 5-15 years.

7.   LONG-TERM DEBT

Consists of the following:

                                                                                     As of December 31
                                                                                  ----------------------
                                                                                     1993           1992
                                                                                  -------        -------
                                                                                      (In thousands)
     Senior obligations:
      Revolving credit notes due 1994 to 1997 (year
        end rates 3.53% in 1993 and 4.09% in 1992) ...                            $ 2,100        25,000
      Dutch guilder term loan due 1995 (6.69% in 1993
        and 9.38% in 1992) ...........................                              1,250         3,106
      U.S. dollar term loan due 1995 (4.06% in 1993
        and 4.19% in 1992) ...........................                              1,714         2,996
      U.S. dollar term loan due 1995 to 1997 (3.81%
        in 1993 and 7.75% in 1992) ...................                              5,321         7,580
      Canadian dollar term loan (7.91% in 1992) ......                                  -         3,905
      All other ......................................                              2,629         2,451
                                                                                  -------       -------
                                                                                   13,014        45,038
                                                                                  -------       -------

     Subordinated obligations:
      4% subordinated debentures due 1997 ............                             14,648        14,648
      9.20% convertible subordinated debentures due
        2004 .........................................                             27,811        27,811
                                                                                  -------       -------
                                                                                   42,459        42,459
                                                                                  -------       -------
     Obligations under capital leases (average rates
       9.62% in 1993 and 12.07% in 1992) .............                              2,915         3,711
                                                                                  -------       -------

         Total long-term debt, less current maturities                            $58,388        91,208
                                                                                  =======       =======


For the four years through December 31, 1998, minimum repayments of long-term debt outstanding are as follows:

                                                (In thousands)
                 1995 .........................     $ 6,939
                 1996 .........................       5,192
                 1997 .........................      16,928
                 1998 .........................         455

At December 31, 1993, the Company had separate revolving credit agreements with several banks under which it is permitted to borrow, repay and reborrow up to an aggregate of $250,000,000. Interest is payable at rates based on prime, certificate of deposit, Eurodollar, money market or Federal Funds rates. The agreements, which have various expiration dates beginning in December 1994 and continuing through December 1997, include provisions under which borrowings are converted to term loans with various repayment dates.

In March 1994, the Company entered into a $350,000,000 revolving credit agreement with a syndicate of banks (the "New Facility"), replacing the Company's previously existing $250,000,000 of revolving credit agreements. The New Facility includes a $100,000,000 five-year term loan, which matures in March 1999. The New Facility also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250,000,000 until March 1999. Interest on borrowings under the New Facility is payable at rates based on prime, certificate of deposit, Eurodollar or money market rates.

The Dutch guilder loan to Brink's, a wholly owned indirect subsidiary of the Company, bears interest based on a Euroguilder rate, or if converted to a U.S. dollar loan, bears interest based on prime, Eurodollar or money market rates. In January 1992, a portion of the guilder loan was converted into a U.S. dollar loan. In March 1993, a pound sterling loan to Brink's was converted into a U.S. dollar term loan due 1995 to 1997. Interest was previously based on the Eurosterling rate and is currently based on the Eurodollar rate. The Canadian dollar loan to a wholly owned indirect subsidiary of the Company was paid in June 1993. Under the terms of the loans, Brink's has agreed to various restrictions relating to net worth, disposition of assets and incurrence of additional debt.

The 4% subordinated debentures due July 1, 1997 are exchangeable only for cash, at the rate of $157.80 per $1,000 debentures. The debentures are redeemable at the Company's option, in whole or in part, at any time prior to maturity, at redemption prices equal to 100% of principal amount.

The 9.20% convertible subordinated debentures due July 1, 2004 are convertible into shares of Services Stock and Minerals Stock at the rate of two shares of Services Stock and two-fifths of a share of Minerals Stock for each $100 principal amount, subject to adjustment pursuant to antidilution provisions. The debentures are redeemable at the Company's option, in whole or in part, at any time prior to maturity, at redemption prices which decline from 102.76% of principal amount before July 1, 1994, to 100% of principal amount after June 30, 1999.

Various international subsidiaries maintain lines of credit and overdraft facilities aggregating approximately $58,000,000 with a number of banks on either a secured or unsecured basis.

Under the terms of some of its debt instruments, the Company has agreed to various restrictions relating to the payment of dividends, the repurchase of capital stock, maintenance of consolidated working capital and net worth, and the amount of additional funded debt which may be incurred. Allowable restricted payments for dividends and stock repurchases aggregated $107,365,000 at December 31, 1993.

At December 31, 1993, the Company had outstanding unsecured letters of credit totalling $72,274,000, primarily supporting the Company's obligations under its various self-insurance programs.

Cash payments made for interest for the years ended December 31, 1993, 1992 and 1991 were $10,207,000, $11,553,000 and $15,955,000, respectively.

8.   STOCK OPTIONS

The Company grants options under its 1988 Stock Option Plan (the "1988 Plan") to executives and key employees and under its Non-Employee Directors' Stock Option Plan (the "Non-Employee Plan") to outside directors to purchase common stock at a price not less than 100% of quoted market value at date of grant.

The 1988 Plan provides for the grant of "incentive stock options", which terminate not later than ten years from the date of grant, and "nonqualified stock options", which terminate not later than ten years and two days from the date of grant. As part of the Services Stock Proposal (Note 9), the 1988 Plan was amended to permit option grants to be made to optionees with respect to either Services Stock or Minerals Stock, or both.

The Non-Employee Plan authorizes initial and automatic grants of "nonqualified stock options" which terminate on the tenth anniversary of grant. Pursuant to the Non-Employee Plan, also amended for the Services Stock Proposal, each non-employee director of the Company elected after July 26, 1993, shall receive an initial grant of an option to purchase 10,000 shares of Services Stock and an option to purchase 2,000 shares of Minerals Stock. On July 1 of each subsequent year, each non-employee director will automatically be granted an option to purchase 1,000 shares of Services Stock and an option to purchase 200 shares of Minerals Stock. The first of such automatic grants was made on August 1, 1993.

The Company's 1979 Stock Option Plan (the "1979 Plan") and 1985 Stock Option Plan (the "1985 Plan") terminated in 1985 and 1988, respectively, except as to options theretofore granted.

At the Effective Date, as defined in Note 9, a total of 2,228,225 shares of common stock were subject to options outstanding under the 1988 Plan, the Non-Employee Plan, the 1979 Plan and the 1985 Plan. Pursuant to antidilution provisions in the option agreements covering such options, the Company has converted these options into options for shares of Services Stock or Minerals Stock, or both, depending primarily on the employment status and responsibilities of the particular optionee. In the case of optionees having Company-wide responsibilities, each outstanding option has been converted into an option for Services Stock and an option for Minerals Stock, in the same ratio as the distribution on the Effective Date of Minerals Stock to shareholders of the Company, viz., one share to one-fifth of a share, with any resultant fractional share of Minerals Stock rounded downward to the nearest whole number of shares. In the case of other optionees, each outstanding option has been converted into a new option for only Services Stock or Minerals Stock, as the case may be, following the Effective Date. As a result, 2,167,247 shares of Services Stock and 507,698 shares of Minerals Stock were subject to options outstanding as of the Effective Date.

The table below summarizes the activity in all plans.

                                                                                     Aggregate
                                                                       No. of         Option
                                                                       Shares          Price
                                                                     ---------       ---------
                                                                      (Dollars in thousands)
THE PITTSTON COMPANY COMMON STOCK:
     Outstanding:
       12/31/93 ..............................                             -              -
       12/31/92 ..............................                       2,667,966        $41,577
     Granted:
       1993 ..................................                          17,500            294
       1992 ..................................                         758,300         11,706
       1991 ..................................                         233,000          3,886
     Became exercisable:
       1993 ..................................                         468,250          7,749
       1992 ..................................                         320,009          5,367
       1991 ..................................                         438,508          7,203
     Exercised:
       1993 ..................................                         377,191          5,379
       1992 ..................................                         113,347          1,472
       1991 ..................................                         128,987          1,546

PITTSTON SERVICES GROUP COMMON STOCK:
     Outstanding:
       12/31/93 ..............................                       2,378,804         42,680
     Granted:
       1993 ..................................                         829,000         22,080
     Became exercisable:
       1993 ..................................                          21,008            273
     Exercised:
       1993 ..................................                         594,129          7,638

PITTSTON MINERALS GROUP COMMON STOCK:
     Outstanding:
       12/31/93 ..............................                         623,498         11,023
     Granted:
       1993 ..................................                         252,000          6,094
     Became exercisable:
       1993 ..................................                           3,575             50
     Exercised:
       1993 ..................................                         134,528          1,738

At December 31, 1993, a total of 987,605 shares of Services Stock and 240,814 shares of Minerals Stock were exercisable. In addition, there were 2,578,770 shares of Services Stock and 640,298 shares of Minerals Stock reserved for issuance under the plans, including 199,966 shares of Services Stock and 16,800 shares of Minerals Stock reserved for future grant.

9.   CAPITAL STOCK

On July 26, 1993 (the "Effective Date"), the shareholders of the Company approved the Services Stock Proposal, as described in the Company's proxy statement dated June 24, 1993, resulting in the reclassification of the Company's common stock. The outstanding shares of Company common stock were redesignated as Services Stock on a share-for-share basis and a second class of common stock, designated as Minerals Stock, was distributed on the basis of one-fifth of one share of Minerals Stock for each share of the Company's previous common stock held by shareholders of record on July 26, 1993.
Minerals Stock and Services Stock are designed to provide shareholders with separate securities reflecting the performance of the Minerals Group and the Services Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting either Group.

The Company, at any time, has the right to exchange each outstanding share of Minerals Stock for shares of Services Stock having a fair market value equal to 115% of the fair market value of one share of Minerals Stock. In addition, upon the sale, transfer, assignment or other disposition, whether by merger, consolidation, sale or contribution of assets or stock or otherwise of all or substantially all of the properties and assets of the Minerals Group to any person, entity or group (with certain exceptions), the Company is required to exchange each outstanding share of Minerals Stock for shares of Services Stock having a fair market value equal to 115% of the fair market value of one share of Minerals Stock. Shares of Services Stock are not subject to either optional or mandatory exchange.

Holders of Services Stock have one vote per share. Holders of Minerals Stock have one vote per share, subject to adjustment on January 1, 1996, and on each January 1 every two years thereafter based upon the relative fair market value of one share of Minerals Stock and one share of Services Stock on each such date. Accordingly, beginning on January 1, 1996, each share of Minerals Stock may have more than, less than or continue to have exactly one vote. Holders of Services Stock and Minerals Stock vote together as a single voting group on all matters as to which all common shareholders are entitled to vote. In addition, as prescribed by Virginia law, certain amendments to the Company's Restated Articles of Incorporation affecting, among other things, the designation, rights, preferences or limitations of one class of common stock, or any merger or statutory share exchange, must be approved by the holders of such class of common stock, voting as a separate voting group, and, in certain circumstances, may also have to be approved by the holders of the other class of common stock, voting as a separate voting group.

In the event of a dissolution, liquidation or winding up of the Company, the holders of Services Stock and Minerals Stock will receive the funds remaining for distribution, if any, to the common shareholders on a per share basis in proportion to the total number of shares of Services Stock and Minerals Stock, respectively, then outstanding to the total number of shares of both classes of common stock then outstanding.

Prior to the approval of the Services Stock Proposal, the Company had a share repurchase program whereby the Company could acquire up to 8.2 million shares of its common stock from time to time in the open market or in private transactions, as conditions warrant. Through July 26, 1993, the Company had acquired 6,776,000 shares under the program at an aggregate cost of $88,616,000, of which 75,000 shares were acquired during 1993 at a total cost of $1,105,000. This program was replaced with a new share repurchase program authorized by the Board of Directors in July 1993, under which up to 1,250,000 shares of Services Stock and 250,000 shares of Minerals Stock may be repurchased. Through December 31, 1993, a total of 19,000 shares of Minerals Stock were repurchased under the new program at a total cost of $407,000; no shares of Services Stock were repurchased in 1993 under the new program. The program to acquire shares in the open market remains in effect in 1994.

The Company has authority to issue up to 2,000,000 shares of preferred stock, par value $10 per share. In January 1994, the Company issued 161,000 shares of its $31.25 Series C Cumulative Convertible Preferred Stock, par value $10 per share (the "Convertible Preferred Stock") (Note 20). The Convertible Preferred Stock pays an annual cumulative dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefor, when, as and if declared by the Board of Directors of the Company, and bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon. Each share of the Convertible Preferred Stock is convertible at the option of the holder at any time after March 11, 1994, unless previously redeemed or, under certain circumstances, called for redemption, into shares of Minerals Stock at a conversion price of $32.175 per share of Minerals Stock, subject to adjustment in certain circumstances.
Except under certain circumstances, the Convertible Preferred Stock is not redeemable prior to February 1, 1997. On and after such date, the Company may at its option, redeem the Convertible Preferred Stock, in whole or in part, for cash initially at a price of $521.875 per share, and thereafter at prices declining ratably annually on each February 1 to an amount equal to $500.00 per share on and after February 1, 2004, plus in each case an amount equal to accrued and unpaid dividends on the date of redemption. Except under certain circumstances or as prescribed by Virginia law, shares of the Convertible Preferred Stock are nonvoting. Other than the Convertible Preferred Stock no shares of preferred stock are presently issued or outstanding.

The Company's 9.20% convertible subordinated debentures (Note 7) are convertible into 556,216 shares of Services Stock and 111,243 shares of Minerals Stock.

Under a Shareholder Rights Plan adopted by the Company's Board of Directors in 1987 and amended in December 1988, rights to purchase a new Series A Participating Cumulative Preferred Stock (the "Series A Preferred Stock") of the Company were distributed as a dividend at the rate of one right for each share of the Company's common stock. Pursuant to the Services Stock Proposal, the Shareholders Rights Plan was amended and restated to reflect the change in the capital structure of the Company. Each existing right was amended to become a Pittston Services Group right (a "Services Right"). Holders of Minerals Stock received one Pittston Minerals Group right (a "Minerals Right") for each outstanding share of Minerals Stock. Each Services Right, if and when it becomes exercisable, will entitle the holder to purchase one-thousandth of a share of Series A Preferred Stock at a purchase price of $40, subject to adjustment. Each Minerals Right, if and when it becomes exercisable, will entitle the holder to purchase one-thousandth of a share of Series B Participating Cumulative Preferred Stock (the "Series B Preferred Stock") at a purchase price of $40, subject to adjustment. Each fractional share of Series A Preferred Stock and Series B Preferred Stock will be entitled to participate in dividends and to vote on an equivalent basis with one whole share of Services Stock and Minerals Stock, respectively. Each right will not be exercisable until ten days after a third party acquires 20% or more of the total voting rights of all outstanding Services Stock and Minerals Stock or ten days after commencement of a tender offer or exchange offer by a third party for 30% or more of the total voting rights of all outstanding Services Stock and Minerals Stock. If after the rights become exercisable, the Company is acquired in a merger or other business combination, each right will entitle the holder to purchase, for the purchase price, common stock of the surviving or acquiring company having a market value of twice the purchase price. In the event a third party acquires 30% or more of all outstanding Services Stock and Minerals Stock or engages in one or more "self dealing" transactions with the Company, the rights will entitle each holder to purchase, at the purchase price, that number of fractional shares of Series A Preferred Stock and Series B Preferred Stock equivalent to the number of shares of common stock which at the time of the triggering event would have a market value of twice the purchase price. The rights may be redeemed by the Company at a price of $.01 per right and expire on September 25, 1997.

The Company's Articles of Incorporation limits dividends on Minerals Stock to the lesser of (i) all funds of the Company legally available therefor (as prescribed by Virginia law) and (ii) the Available Minerals Dividend Amount (as defined in the Articles of Incorporation). At December 31, 1993, the Available Minerals Dividend Amount was at least $10,054,000. After giving effect to the issuance of the Convertible Preferred Stock, the pro forma Available Minerals Dividend Amount would have been at least $85,622,000. Dividends on Minerals Stock are also restricted by covenants in the Company's public indentures and bank credit agreements (Note 7).

In December 1992, the Company formed The Pittston Company Employee Benefits Trust (the "Trust") to hold shares of its common stock to fund obligations under certain employee benefit programs. Upon formation of the Trust, the Company sold for a promissory note of the Trust, four million new shares of its common stock to the Trust at a price equal to the fair value of the stock on the date of sale. Upon approval of the Services Stock Proposal, 3,871,826 shares in the Trust were redesignated as Services Stock and 774,365 shares of Minerals Stock were distributed to the Trust. At December 31, 1993, 3,853,778 shares of Services Stock and 770,301 shares of Minerals Stock remained in the Trust, valued at market. These shares will be voted by the trustee in the same proportion as those voted by the Company's employees participating in the Company's Savings Investment Plan. The fair market value of the shares are included in common stocks and capital in excess of par and, in total, as a reduction to common shareholders' equity in the Company's consolidated balance sheet.

10.  ACQUISITIONS

During 1993, the Company acquired one small business and made installment and contingency payments related to other acquisitions made in prior years. The total consideration paid was $1,435,000.

During 1992, the Company acquired several businesses for an aggregate purchase price of $47,800,000 including debt and installment payments to be made of $2,864,000. The fair value of assets acquired was $50,858,000 and liabilities assumed was $3,058,000. In addition, the Company made cash payments of $7,624,000 in the aggregate for an equity investment and contingency payments for acquisitions made in prior years.

During 1991, the Company acquired one small business and made contingency payments related to other acquisitions made in prior years. The total consideration paid was $1,914,000.

All acquisitions have been accounted for as purchases. In 1993, 1992 and 1991, the purchase price was essentially equal to the fair value of assets acquired. The results of operations of the acquired companies have been included in the Company's results of operations from their date of acquisition.

11.  JOINT VENTURE

The Company, through a wholly owned indirect subsidiary, entered into a partnership agreement in 1982 with four other coal companies to construct and operate coal port facilities in Newport News, Virginia, in the Port of Hampton Roads (the "Facilities"). The Facilities commenced operations in 1984, and now have an annual throughput capacity of 22 million tons, with a ground storage capacity of approximately 2 million tons. The Company initially had an indirect 25% interest in the partnership, DTA. Initial financing of the Facilities was accomplished through the issuance of $135,000,000 principal amount of revenue bonds by the Peninsula Ports Authority of Virginia (the "Authority"), which is a political subdivision of the Commonwealth of Virginia. In 1987, the original revenue bonds were refinanced by the issuance of $132,800,000 of coal terminal revenue refunding bonds of which two series of these bonds in the aggregate principal amount of $33,200,000 were attributable to the Company. In 1990, the Company acquired an additional indirect 7 1/2% interest in the DTA partnership, increasing its ownership to 32 1/2%. With the increase in ownership, $9,960,000 of the remaining four additional series of the revenue refunding bonds of $99,600,000 became attributable to the Company. In November 1992, all bonds attributable to the Company were refinanced with the issuance of a new series of coal terminal revenue refunding bonds in the aggregate principal amount of $43,160,000. The new series of bonds bear a fixed interest rate of 7 3/8%. The Authority owns the Facilities and leases them to DTA for the life of the bonds, which mature on June 1, 2020. DTA may purchase the Facilities for $1 at the end of the lease term. The obligations of the partners are several, and not joint.

Under loan agreements with the Authority, DTA is obligated to make payments sufficient to provide for the timely payment of the principal of and interest on the bonds of the new series. Under a throughput and handling agreement, the Company has agreed to make payments to DTA that in the aggregate will provide DTA with sufficient funds to make the payments due under the loan agreements and to pay the Company's share of the operating costs of the Facilities. The Company has also unconditionally guaranteed the payment of the principal of and premium, if any, and the interest on the new series of bonds. Payments for operating costs aggregated $7,949,000 in 1993, $6,819,000 in 1992 and $6,885,000 in 1991. The Company has the right to use 32 1/2% of the throughput and storage capacity of the Facilities subject to user rights of third parties which pay the Company a fee. The Company pays throughput and storage charges based on actual usage at per ton rates determined by DTA.

12.  LEASES

The Company and its subsidiaries lease aircraft, facilities, vehicles, computers and coal mining and other equipment under long-term operating leases with varying terms, and most of the leases contain renewal and/or purchase options. As of December 31, 1993, aggregate future minimum lease payments under noncancellable operating leases were as follows:

                                                                                  Equipment
                                                    Aircraft        Facilities    and Other      Total
                                                    --------        ----------    ---------     -------
                                                                        (In thousands)
     1994 ........................                  $ 27,488         28,318        29,626        85,432
     1995 ........................                    27,537         22,861        25,557        75,955
     1996 ........................                    20,166         18,789        18,456        57,411
     1997 ........................                    20,983         16,511        12,543        50,037
     1998 ........................                     4,815         14,506         9,039        28,360
     1999 ........................                         -         11,599         2,744        14,343
     2000 ........................                         -         10,208         1,193        11,401
     2001 ........................                         -          8,860           882         9,742
     2002 ........................                         -          7,330           698         8,028
     2003 ........................                         -          6,909           648         7,557
     Later Years .................                         -         46,843         4,112        50,955
                                                    --------        -------       -------       -------
                                                    $100,989        192,734       105,498       399,221
                                                    ========        =======       =======       =======

The above amounts are net of aggregate future minimum noncancellable sublease rentals of $6,451,000.

Included in future minimum lease payments are rentals for aircraft and the Toledo, Ohio hub operated as part of a controlled airlift project by a wholly owned direct subsidiary of the Company. The Toledo, Ohio hub lease commenced in 1991, for a twenty-two year period. Certain costs of the project are being amortized over the terms of the respective leases. The unamortized expense as of December 31, 1993 and 1992 aggregated $1,525,000 and $2,825,000, respectively.

A wholly-owned subsidiary of the Company entered into two transactions covering various leases which provide for the replacement of eight B707 aircraft with seven DC8-71 aircraft and completed an evaluation of other fleet related costs. One transaction, representing four aircraft, is reflected in the 1993 financial statements, while the other transaction, covering the remaining three aircraft, was reflected in the 1992 financial statements. The net effect of these transactions did not have a material impact on operating profit for either year.

Rent expense amounted to $91,439,000 in 1993, $84,365,000 in 1992 and
$78,758,000 in 1991 and is net of sublease rentals of $862,000,  $1,488,000 and
$2,218,000, respectively.

The Company incurred capital lease obligations of $1,601,000 in 1993, $2,316,000 in 1992 and $5,530,000 in 1991. As of December 31, 1993, the
Company's obligations under capital leases were not significant.

13.  EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries maintain several noncontributory defined benefit pension plans covering substantially all nonunion employees who meet certain minimum requirements. Benefits of most of the plans are based on salary and years of service. The Company's policy is to fund the actuarially determined amounts necessary to provide assets sufficient to meet the benefits to be paid to plan participants in accordance with applicable regulations. The net pension credit for 1993, 1992 and 1991 for all plans is as follows:

                                                                            Years Ended December 31
                                                                         ----------------------------
                                                                        1993           1992          1991
                                                                    --------        -------       -------
                                                                                (In thousands)
  Service cost - benefits earned during year ..                     $  9,680          9,185        10,320
  Interest cost on projected benefit
    obligation ................................                       19,098         17,593        16,592
  Loss (return) on assets - actual ............                      (46,089)       (31,144)      (56,513)
  Return on assets - deferred gain ............                       16,154          1,935        28,328
  Amortization of initial net asset ...........                         (440)       (11,669)      (12,432)
                                                                    --------        -------       -------
  Net pension credit ..........................                     $ (1,597)       (14,100)      (13,705)
                                                                    ========        =======       =======

The funded status and prepaid pension expense at December 31, 1993 and 1992 are as follows:

                                                                               1993              1992
                                                                           --------           -------
                                                                                  (In thousands)
  Actuarial present value of accumulated benefit
    obligation:
      Vested .......................................                       $214,017           169,277
      Nonvested ....................................                         11,867             6,487
                                                                           --------           -------
                                                                            225,884           175,764
  Benefits attributable to projected salaries ......                         46,979            38,350
                                                                           --------           -------
  Projected benefit obligation .....................                        272,863           214,114
  Plan assets at fair value ........................                        351,021           318,051
                                                                           --------           -------
  Excess of plan assets over projected benefit
    obligation .....................................                         78,158           103,937
  Unamortized initial net asset ....................                         (5,505)           (6,834)
  Unrecognized experience loss .....................                         40,715            13,537
  Unrecognized prior service cost ..................                          2,149             2,573
                                                                           --------           -------
  Net pension assets ...............................                        115,517           113,213
  Current pension liability ........................                          1,549             1,032
                                                                           --------           -------
  Deferred pension asset per balance sheet .........                       $117,066           114,245
                                                                           ========           =======

The assumptions used in determining the net pension credit for the Company's major pension plan for 1993, 1992 and 1991 were as follows:

  Interest cost on projected benefit obligations...                         9.0%
  Expected long-term rate of return on assets .....                        10.0%
  Rate of increase in compensation levels .........                         5.0%

For the valuation of pension obligations and the calculation of the funded status, the discount rate was 7.5% in 1993 and 9.0% in 1992 and 1991. The expected long-term rate of return on assets was 10% in all years presented. The rate of increase in compensation levels used was 4% in 1993 and 5% in 1992 and 1991.

The unrecognized initial net asset at January 1, 1986 (January 1, 1989 for certain foreign pension plans), the date of adoption of Statement of Financial Accounting Standards No. 87, has been amortized over the estimated remaining average service life of the employees. As of December 31, 1993, approximately 71% of plan assets were invested in equity securities and 29% in fixed income securities.

Under the 1990 collective bargaining agreement with the United Mine Workers of America ("UMWA"), the Company has made payments, based on hours worked, into an escrow account established for the benefit of union employees (Note 18). The Company's coal operations recognized pension expense of $1,799,000 in 1993, $2,457,000 in 1992 and $2,273,000 in 1991 under the terms of the agreement.
The total amount accrued at December 31, 1993 and 1992 under these escrow agreements was $21,064,000 and $20,184,000, respectively, and is included in miscellaneous accrued liabilities.

The Company and its subsidiaries also provide certain postretirement health care and life insurance benefits for eligible active and retired employees in the United States and Canada. Effective January 1, 1991, the Company adopted SFAS 106, which requires the accrual method of accounting for postretirement health care and life insurance benefits based on actuarially determined costs to be recognized over the period from the date of hire to the full eligibility date of employees who are expected to qualify for such benefits. As of January 1, 1991, the Company recognized the full amount of its estimated accumulated postretirement benefit obligation on that date, which represents the present value of the estimated future benefits payable to current retirees and a pro rata portion of estimated benefits payable to active employees after retirement. The pretax charge to 1991 earnings was $201,810,000, with a net earnings effect of $133,078,000, of which $3,354,000 or $.09 per share was attributed to the Services Group and $129,724,000 or $17.40 per share was attributed to the Minerals Group. The latter amounts have been reflected in the statement of operations as the cumulative effect of an accounting change.

For the years 1993, 1992 and 1991, the components of periodic expense for these postretirement benefits were as follows:

                                                                           Years Ended December 31
                                                                         ---------------------------
                                                                       1993          1992           1991
                                                                    -------        ------         ------
                                                                               (In thousands)
Service cost-benefits earned
  during year ..............................                        $ 2,695         2,379          2,530
Interest cost on accumulated
  postretirement benefit obligation ........                         21,878        19,570         18,160
                                                                    -------        ------         ------
Total expense ..............................                        $24,573        21,949         20,690
                                                                    =======        ======         ======

Interest costs on the accumulated postretirement benefit obligation were based upon a rate of 9% for all years presented.

At December 31, 1993 and 1992, the actuarial and recorded liabilities for these postretirement benefits, none of which have been funded, were as follows:

                                                                               1993            1992
                                                                           --------         -------
                                                                               (In thousands)
Accumulated postretirement benefit obligation:
  Retirees ........................................                        $202,473         168,028
  Fully eligible active plan participants .........                          45,913          33,129
  Other active plan participants ..................                          42,957          29,421
                                                                           --------         -------
                                                                            291,343         230,578
Unrecognized experience loss ......................                         (63,495)        (12,366)
                                                                           --------         -------
Liability included on the balance sheet ...........                         227,848         218,212
Less current portion ..............................                          15,630          15,676
                                                                           --------         -------
Noncurrent liability for postretirement
  health care and life insurance benefits .........                        $212,218         202,536
                                                                           ========         =======

The accumulated postretirement benefit obligation was determined using the unit credit method and an assumed discount rate of 7.5% in 1993 and 9.0% in 1992. The assumed health care cost trend rate used in 1993 was 10% for pre-65 retirees, grading down to 5% in the year 2000. For post-65 retirees, the assumed trend rate in 1993 was 8%, grading down to 5% in the year 2000. The assumed medicare cost trend rate used in 1993 was 7%, grading down to 5% in the year 2000.

A one percent increase each year in the health care cost trend rate used would have resulted in a $3,309,000 increase in the aggregate service and interest components of expense for the year 1993, and a $35,528,000 increase in the accumulated postretirement benefit obligation at December 31, 1993.

The Company also sponsors a Savings-Investment Plan to assist eligible employees in providing for retirement or other future financial needs.
Employee contributions are matched at rates of 50% to 100% up to 5% of compensation (subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended). Contribution expense under the plan aggregated $5,381,000 in 1993, $5,391,000 in 1992 and $4,742,000 in 1991. In 1992, 71,000
shares were issued to the plan valued at $902,000 to fund a portion of the matching contribution.

The Company sponsors several other defined contribution benefit plans based on hours worked, tons produced or other measurable factors. Contributions under all of these plans aggregated $918,000 in 1993 and 1992 and $917,000 in 1991.

In October 1992, the Coal Industry Retiree Health Benefit Act of 1992 (the "Health Benefit Act") was enacted as part of the Energy Policy Act of 1992.
The Health Benefit Act established new rules for the payment of future health care benefits for thousands of retired union mine workers and their dependents. Part of the burden for these payments has been shifted by the Health Benefit Act from certain coal producers, which had a contractual obligation to fund such payments, to producers such as the Company which have collective bargaining agreements with the UMWA that do not require such payments and to numerous other companies which are no longer in the coal business. The Health Benefit Act established a trust fund to which "signatory operators" and "related persons," including the Company and certain of its coal subsidiaries (the "Pittston Companies") would be obligated to pay annual premiums for assigned beneficiaries, together with a pro rata share for certain beneficiaries who never worked for such employers ("unassigned beneficiaries"), in amounts to be determined by the Secretary of Health and Human Services on the basis set forth in the Health Benefit Act.

In October 1993, the Pittston Companies received notices from the Social Security Administration (the "SSA") with regard to their assigned beneficiaries for which they are responsible under the Health Benefit Act; the Pittston Companies also received a calculation of their liability for the first two years. For 1993 and 1994, this liability (on a pretax basis) is approximately $9,100,000 and $11,000,000, respectively. The Company believes that the annual liability under the Health Benefit Act for the Pittston Companies' assigned beneficiaries will continue in the $10,000,000 to $11,000,000 range for the next ten years and should begin to decline thereafter as the number of such assigned beneficiaries decreases.

Based on the number of beneficiaries actually assigned by the SSA, the Company estimates the aggregate pretax liability relating to the Pittston Companies' assigned beneficiaries at approximately $265-$275 million, which when discounted at 8% provides a present value estimate of approximately $100-$110 million.

The ultimate obligation that will be incurred by the Company could be significantly affected by, among other things, increased medical costs, decreased number of beneficiaries, governmental funding arrangements and such federal health benefit legislation of general application as may be enacted.
In addition, the Health Benefit Act requires the Pittston Companies to fund, pro rata according to the total number of assigned beneficiaries, a portion of the health benefits for unassigned beneficiaries. At this time, the funding for such health benefits is being provided from another source and for this and other reasons the Pittston Companies' ultimate obligation for the unassigned beneficiaries cannot be determined. The Company accounts for its obligations under the Health Benefit Act as a participant in a multi-employer plan and recognizes the annual cost on a pay-as-you-go basis.

The Company is required to implement a new accounting standard for postemployment benefits, Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112") in 1994. This standard requires employers who provide benefits to former employees after employment but before retirement to accrue such costs as the benefits accumulate or vest. The Company has determined that the cumulative effect of adopting SFAS 112 is immaterial.

14.  RESTRUCTURING AND OTHER CHARGES

Operating results include restructuring and other charges of $78,633,000 in 1993 and $115,214,000 in 1991 which have been recognized in the statements of operations.

The 1993 charges relate to mine closing costs including employee benefit costs and certain other noncash charges, together with the estimated liabilities in connection with previously reported litigation (the so-called "Evergreen Case") brought against the Company and a number of its coal subsidiaries by the trustees of certain pension and benefit trust funds established under collective bargaining agreements with the UMWA (Note 18). These charges impacted Coal and Mineral Ventures operating profit in the amount of $70,713,000 and $7,920,000, respectively.

The charge in the Coal segment in 1993 consists of closing costs for mines which were closed at the end of 1993 and for scheduled closures of mines in early 1994, including employee severance and other benefit costs and estimated liabilities regarding the Evergreen Case. The charge in the Mineral Ventures segment in 1993 related to the write-down of the company's investment in the Uley graphite mine in Australia. Although reserve drilling of the Uley property indicates substantial graphite deposits, processing difficulties, depressed graphite prices which have remained significantly below the level prevailing at the start of the project and an analysis of various technical and marketing conditions affecting the project resulted in the determination that the assets have been impaired and that loss recognition was appropriate.

Of the total amount of 1993 charges, $10,846,000 was for noncash write-downs of assets and the remainder represents liabilities, of which $7,015,000 are expected to be paid in 1994. The Company intends to fund any cash requirements during 1994 and thereafter with anticipated cash flows from operating activities with shortfalls, if any, financed through borrowings under revolving credit agreements or short-term borrowing arrangements.

The 1991 charge impacted Coal segment operations and primarily related to costs associated with coal mine shutdowns. Of the total charge, $14,415,000 was for noncash asset write-downs.

15.  OTHER INCOME AND EXPENSE

Other operating income includes the Company's share of net income of unconsolidated affiliated companies which are carried on the equity method. The following table presents summarized financial information of the companies accounted for by the equity method. Amounts presented include the accounts of the following equity affiliates:

                                                                                Ownership
                                                                           At December 31, 1993
                                                                           --------------------
Servicio Pan Americano De Proteccion, S.A. (Mexico) ..                               20.0%
Brink's Panama, S.A. .................................                               49.0%
Brink's De Colombia S.A. .............................                               45.0%
Brink's S.A. (France) ................................                               38.0%
Brink's Schenker, GmbH (Germany) .....................                               50.0%
Brink's Securmark S.p.A. (Italy)......................                               24.5%
Security Services (Brink's Jordan), W.L.L. ...........                               45.0%
Brink's-Allied Limited (Ireland) .....................                               50.0%
Brink's Ayra India Private Limited ...................                               40.0%
Brink's Pakistan (Pvt.) Limited ......................                               49.0%
Brink's (Thailand) Ltd. ..............................                               40.0%
Brink's Taiwan Limited ...............................                               50.0%
Burlington International Forwarding Ltd. (Taiwan) ....                               33.3%
Mining Project Investors Limited (Australia) .........                               34.2%


The following table presents summarized financial information of these companies.

                                                             1993          1992          1991
                                                         --------       -------       -------
                                                                    (In thousands)
Revenues ...........................                     $727,697       696,840       519,480
Gross profit .......................                      147,778       127,987       110,453
Net income .........................                       26,530        31,396        33,504


The Company's share of net income ..                     $  7,503         7,996         7,732
                                                         ========       =======       =======


Current assets .....................                     $196,480       140,515
Noncurrent assets ..................                      230,939       201,522
Current liabilities ................                      155,572       115,271
Noncurrent liabilities .............                      108,286        71,570
Net equity .........................                     $163,561       155,196


Other operating income also includes gains aggregating $5,846,000 in 1991 from the disposal of certain excess coal reserves, which increased the Minerals Group's net income by $.51 per share. In addition, other operating income primarily includes royalty income generated from coal and natural gas properties owned by the Company.

Other income (expense), net includes gains aggregating $2,341,000 in 1992 and $11,102,000 in 1991 from the sales of investments in leveraged leases, which increased the Minerals Group's net income by $.37 per share in 1992 and $1.11 per share in 1991.

16.   ACCOUNTING CHANGES

As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations to more accurately reflect subscriber installation costs. The effect of this change in accounting principle was to increase net income in 1993 by $2,435,000 and in 1992 by $2,596,000 (Note 4).

During 1991, the Company adopted two changes in accounting principles in connection with the issuance of two accounting standards by the Financial Accounting Standards Board. The effect of these changes on the statement of operations as of January 1, 1991, the date of adoption, has been recognized as the cumulative effect of accounting changes as follows:

                                                                                  (In thousands)
  Accrual method of recognizing postretirement
    benefits other than pensions, net of income
    taxes (Note 13) .....................................                           $(133,078)
  Asset/liability method of recognizing income
    taxes (Note 6) ......................................                              10,061
                                                                                    ---------
  Net expense ...........................................                           $(123,017)
                                                                                    =========


17.  SEGMENT INFORMATION

Net sales and operating revenues by geographic area are as follows:

                                                Years Ended December 31
                                         ------------------------------------
                                               1993         1992         1991
                                         ----------    ---------    ---------
                                                   (In thousands)
United States:
  Domestic customers ..................  $1,197,629    1,058,677      932,894
  Export customers in Europe ..........     246,505      249,778      223,462
  Export customers in Japan ...........      98,808      109,095      110,996
  Other export customers ..............     226,627      226,485      239,051
                                         ----------    ---------    ---------
                                          1,769,569    1,644,035    1,506,403

Europe ................................     209,257      216,674      185,803
Other foreign .........................     321,892      255,781      235,427
Eliminations ..........................     (44,597)     (43,449)     (43,225)
                                         ----------    ---------    ---------
                                         $2,256,121    2,073,041    1,884,408
                                         ==========    =========    =========


Segment operating profit (loss) by geographic area is as follows:


                                                                        Years Ended December 31
                                                          -----------------------------------------------
                                                                1993               1992              1991
                                                          ----------          ---------         ---------
                                                                           (In thousands)
United States .........................                   $   11,601             68,000           (53,003)
Europe ................................                       16,096             16,180            15,118
Other foreign .........................                       15,134             11,292             8,922
                                                          ----------          ---------         ---------
                                                          $   42,831             95,472           (28,963)
                                                          ==========          =========         =========

Identifiable assets by geographic area are as follows:

                                                                          As of December 31
                                                                ------------------------------------
                                                                1993               1992              1991
                                                          ----------          ---------         ---------
                                                                          (In thousands)
United States .........................                   $  959,999            932,509           874,656
Europe ................................                      140,375            147,652           153,750
Other foreign .........................                      189,199            184,318           145,703
                                                          ----------          ---------         ---------
                                                          $1,289,573          1,264,479         1,174,109
                                                          ==========          =========         =========

Segment operating profit (loss) includes restructuring and other charges aggregating $78,633,000 in 1993, of which $70,713,000 is included in United States and $7,920,000 is included in other foreign, and $115,214,000 in 1991, all of which is included in United States (Note 14).

Industry segment information is as follows:

                                                                                              Years Ended December 31
                                                                                         --------------------------------
                                                                                          1993            1992           1991
                                                                                    ----------       ---------      ---------
                                                                                                 (In thousands)
REVENUES:
   Burlington ...........................................                           $  998,079         900,347        830,955
   Brink's ..............................................                              481,904         444,018        415,278
   BHS ..................................................                               89,049          70,805         56,075
   Coal .................................................                              672,244         657,871        582,100
   Mineral Ventures .....................................                               14,845               -              -
                                                                                    ----------       ---------      ---------
     Consolidated revenues ..............................                           $2,256,121       2,073,041      1,884,408
                                                                                    ==========       =========      =========

OPERATING PROFIT (LOSS):
   Burlington ...........................................                           $   37,971          15,118         19,769
  *Brink's ..............................................                               35,008          30,354         29,993
 **BHS ..................................................                               26,400          16,451          8,860
***Coal .................................................                              (48,246)         36,905        (84,124)
***Mineral Ventures .....................................                               (8,302)         (3,356)        (3,461)
                                                                                    ----------       ---------      ---------
   Segment operating profit (loss) ......................                               42,831          95,472        (28,963)
   General Corporate expense ............................                              (16,732)        (17,110)       (16,107)
   Pension credit .......................................                                    -          11,130         11,130
                                                                                    ----------       ---------      ---------
     Consolidated operating profit (loss) ...............                           $   26,099          89,492        (33,940)
                                                                                    ==========       =========      =========


* Includes equity in net income of unconsolidated foreign affiliates of $6,895,000 in 1993, $8,133,000 in 1992 and $7,629,000 in 1991.

** As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations to more accurately reflect subscriber installation costs. The effect of this change in accounting principle was to increase operating profit in 1993 by $4,051,000 and in 1992 by $4,321,000 (Note 4).

*** Operating profit (loss) of the Coal segment includes restructuring and other charges of $70,713,000 in 1993 and $115,214,000 in 1991 (Note 14).
      Operating loss of the Mineral Ventures segment includes restructuring and other charges of $7,920,000 in 1993 (Note 14).

CAPITAL EXPENDITURES:
   Burlington ...........................................                           $   21,544          14,412          7,717
   Brink's ..............................................                               22,209          22,461         20,986
   BHS ..................................................                               26,409          22,855         14,988
   Coal .................................................                               15,499          48,945         32,751
   Mineral Ventures .....................................                                2,690           6,526            475
   General Corporate ....................................                                  110             206          1,659
                                                                                    ----------       ---------      ---------
     Consolidated capital expenditures ..................                           $   88,461         115,405         78,576
                                                                                    ==========       =========      =========

DEPRECIATION, DEPLETION AND AMORTIZATION:
   Burlington ...........................................                           $   15,250          14,379         16,136
   Brink's ..............................................                               20,150          20,531         20,308
   BHS ..................................................                               14,357          12,215          9,293
   Coal .................................................                               25,679          22,961         16,180
   Mineral Ventures .....................................                                1,779               3              8
   General Corporate ....................................                                  350             335            294
                                                                                    ----------       ---------      ---------
     Consolidated depreciation, depletion and
       amortization .....................................                           $   77,565          70,424         62,219
                                                                                    ==========       =========      =========

ASSETS AT DECEMBER 31:
   Burlington ...........................................                           $  418,694         407,335        396,852
   Brink's ..............................................                              271,462         251,941        240,917
   BHS ..................................................                               83,253          71,790         57,268
   Coal .................................................                              499,494         513,826        475,924
   Mineral Ventures .....................................                               16,670          19,587          3,148
                                                                                    ----------       ---------      ---------
     Identifiable assets ................................                            1,289,573       1,264,479      1,174,109
   General Corporate (primarily cash, investments,
     advances and deferred pension assets) ..............                               71,928          57,809         65,976
                                                                                    ----------       ---------      ---------
     Consolidated assets ................................                           $1,361,501       1,322,288      1,240,085
                                                                                    ==========       =========      =========

18.  LITIGATION

In 1988, the trustees of certain pension and benefit trust funds established under collective bargaining agreements with the UMWA brought an action (the so-called "Evergreen Case") against the Company and a number of its coal subsidiaries in the United States District Court for the District of Columbia, claiming that the defendants are obligated to contribute to such trust funds in accordance with the provisions of the 1988 National Bituminous Coal Wage Agreement, to which neither the Company nor any of its subsidiaries is a signatory. In January 1992, the Court issued an order granting summary judgment in favor of the trustees on the issue of liability, which was thereafter affirmed by the Court of Appeals. In June 1993 the United States Supreme Court denied a petition for a writ of certiorari. The case has been remanded to District Court, and damage and other issues remain to be decided. In September 1993, the Company filed a motion seeking relief from the District Court's grant of summary judgment based on, among other things, the Company's allegation that plaintiffs improperly withheld evidence that directly refutes plaintiffs' representations to the District Court and the Court of Appeals in this case. In December 1993, that motion was denied.

In furtherance of its ongoing effort to identify other available legal options for seeking relief from what it believes to be an erroneous finding of liability in the Evergreen Case, the Company has filed suit against the Bituminous Coal Operators Association and others to hold them responsible for any damages sustained by the Company as a result of the Evergreen Case. Although the Company is continuing that effort, the Company, following the District Court's ruling in December 1993, recognized the potential liability that may result from an adverse judgment in the Evergreen Case (Note 14). In any event, any final judgment in the Evergreen Case will be subject to appeal.

As a result of the Health Benefit Act (Note 13), there is no continuing liability in this case in respect of health benefit funding after February 1, 1993.

In April 1990, the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ("Tankport") in Jersey City, New Jersey, which operations were sold in 1983. Under the settlement agreement, the Company is obligated to pay 80% of the remediation costs. Based on data available to the Company and its environmental consultants, the Company estimates its portion of the cleanup costs on an undiscounted basis using existing technologies to be between $4.5 million and $13.5 million over a period of three to five years. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which the cleanup will be measured by the New Jersey Department of Environmental Protection and Energy.

The Company commenced insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. Although the underwriters have disputed this claim, management and its legal counsel believe that recovery is probable of realization in the full amount of the claim. This conclusion is based upon, among other things, the nature of the pollution policies which were broadly designed to cover such contingent liabilities, the favorable state of the law in the State of New Jersey (whose laws have been found to control the interpretation of the policies), and numerous other factual considerations which support the Company's analysis of the insurance contracts and rebut many of the underwriters' defenses.

Accordingly, since management and its legal counsel believe that recovery is probable of realization in the full amount of the claim, there is no net liability in regard to the Tankport obligation.

19.   COMMITMENTS

At December 31, 1993, the Company had contractual commitments to purchase coal which is primarily used to blend with Company mined coal. Based on the contract provisions these commitments are currently estimated to aggregate approximately $195,790,000 and expire from 1994 through 1998 as follows:

                                                                  (In thousands)
              1994 ................................                  $ 75,979
              1995 ................................                    45,099
              1996 ................................                    31,812
              1997 ................................                    21,450
              1998 ................................                    21,450
                                                                     --------
                                                                     $195,790
                                                                     ========


The 1994 amount includes a commitment of $23,250,000, relating to a purchase contract with Addington Resources, Inc. ("Addington"). This contract was part of the coal mining operations of Addington acquired in 1994 (Note 20). A new commitment totalling $127,920,000 over approximately four years was entered into with the operations of Addington which were not part of the acquisition.

Purchases under the contracts were $81,069,000 in 1993, $74,331,000 in 1992 and $58,155,000 in 1991.

20.  SUBSEQUENT EVENT

In January 1994, a wholly owned indirect subsidiary of the Company completed the acquisition of substantially all of the coal mining operations and coal sales contracts of Addington for $157 million, subject to certain purchase price adjustments. The acquisition will be accounted for as a purchase; accordingly, the purchase price has been allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of acquisition. Such allocation has been based on preliminary estimates which may be revised at a later date. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was approximately $77 million.

The acquisition was financed by the issuance of $80.5 million of a new series of the Company's preferred stock convertible into Minerals Stock (Note 9), and additional debt under existing credit facilities. This financing has been attributed to the Minerals Group. In March 1994, the additional debt incurred for this acquisition was refinanced with a five-year term loan under the New Facility (Note 7).

The following table presents, on a pro forma basis, a condensed consolidated balance sheet of the Company at December 31, 1993, giving effect to the acquisition as if it had occurred on that date.

                                                                         Pro Forma
                                                                        December 31,
                                                                            1993
                                                                        ------------
              (Unaudited)                                              (In thousands)
              Current assets .......................                    $  473,903
              Net property, plant and equipment ....                       456,470
              Intangibles ..........................                       291,964
              Other assets .........................                       396,781
                                                                        ----------
                                                                        $1,619,118
                                                                        ==========

              Current liabilities ..................                    $  477,891
              Long-term debt .......................                       138,025
              Other long-term liabilities ..........                       571,979
              Shareholders' equity .................                       431,223
                                                                        ----------
                                                                        $1,619,118
                                                                        ==========

The acquisition will be included in the Company's consolidated statements of operations beginning in 1994. The following pro forma results, however, assume that the acquisition and related financing had occurred at the beginning of 1993. The unaudited pro forma data below are not necessarily indicative of results that would have occurred if the transaction were in effect for the year ended December 31, 1993, nor are they indicative of the future results of operations of the Company.

                                                                       Pro Forma
                                                                       Year Ended
                                                                       December 31
                                                                           1993
                                                                       -----------
                                                                      (In thousands,
              (Unaudited)                                        except per share data)
              Net sales and operating revenues .....                    $2,527,720
                                                                        ==========
              Net income ...........................                    $   29,769
                                                                        ==========

              Pittston Services Group:
                Net income available for common
                  shares ...........................                    $   47,126
                                                                        ==========
                Net income per common share ........                    $     1.28
                                                                        ==========
                Average common shares outstanding ..                        36,907
                                                                        ==========

              Pittston Minerals Group:
                Net loss attributable to common
                  shares ...........................                    $  (22,388)
                                                                        ==========

                Net loss per common share ..........                    $    (3.03)
                                                                        ==========

                Average common shares outstanding ..                         7,381
                                                                        ==========


21.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Tabulated below are certain data for each quarter of 1993 and 1992.

                                                            1st            2nd           3rd           4th
                                                       --------        -------       -------       -------
                                                           (In thousands, except per share amounts)
  1993 QUARTERS:
  Net sales and operating revenues ..                  $ 531,748       554,659       569,438       600,276
  Gross profit ......................                     64,543        74,831        83,266        89,692
  Net income (loss) .................                  $   8,156        14,140        21,245       (29,395)

  Per Pittston Services Group Common
    Share:
  Net income ........................                  $     .15           .30           .41           .41

  Per Pittston Minerals Group Common
    Share:
  Net income (loss) .................                  $     .38           .43           .80         (5.98)


  1992 QUARTERS:
  Net sales and operating revenues ..                  $ 489,152       506,394       533,567       543,928
  Gross profit ......................                     59,078        73,438        72,984        75,993
  Net income ........................                  $   7,283        11,555        14,686        15,563

   Per Pittston Services Group Common
    Share:
   Net income ........................                 $     .08           .13           .24           .29

   Per Pittston Minerals Group Common
    Share:
   Net income ........................                 $     .59           .89           .79           .67

Net loss in the fourth quarter of 1993 includes restructuring and other charges of $78,633,000 (Note 14).

Net income in the fourth quarter of 1992 includes gains of $2,341,000 from the sale of leveraged leases (Note 15).

                           PITTSTON SERVICES GROUP

                     STATEMENT OF MANAGEMENT RESPONSIBILITY



The management of The Pittston Company (the "Company") is responsible for preparing the accompanying financial statements and for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles. Management has also prepared the other information in the annual report and is responsible for its accuracy.

In meeting our responsibility for the integrity of the financial statements, we maintain a system of internal controls designed to provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with management's authorization and that the accounting records provide a reliable basis for the preparation of the financial statements. Qualified personnel throughout the organization maintain and monitor these internal controls on an ongoing basis. In addition, the Company maintains an internal audit department that systematically reviews and reports on the adequacy and effectiveness of the controls, with management follow-up as appropriate.

Management has also established a formal Business Code of Ethics which is distributed throughout the Company. We acknowledge our responsibility to establish and preserve an environment in which all employees properly understand the fundamental importance of high ethical standards in the conduct of our business.

The accompanying financial statements have been audited by KPMG Peat Marwick, independent auditors. During the audit they review and make appropriate tests of accounting records and internal controls to the extent they consider necessary to express an opinion on the Services Group's financial statements.

The Company's Board of Directors pursues its oversight role with respect to the Services Group's financial statements through the Audit and Ethics Committee, which is composed solely of outside directors. The Committee meets periodically with the independent auditors, internal auditors and management to review the Company's control system and to ensure compliance with applicable laws and the Company's Business Code of Ethics.

We believe that the policies and procedures described above are appropriate and effective and do enable us to meet our responsibility for the integrity of the Services Group's financial statements.

                          INDEPENDENT AUDITORS' REPORT



THE BOARD OF DIRECTORS AND SHAREHOLDERS
THE PITTSTON COMPANY

We have audited the accompanying balance sheets of Pittston Services Group (as described in Note 1) as of December 31, 1993 and 1992 and the related statements of operations and cash flows for each of the years in the three-year period ended December 31, 1993. These financial statements are the responsibility of The Pittston Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements of Pittston Services Group present fairly, in all material respects, the financial position of Pittston Services Group as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles.

As more fully discussed in Note 1, the financial statements of Pittston Services Group should be read in connection with the audited consolidated financial statements of The Pittston Company and subsidiaries.

As discussed in Notes 4 and 14 to the financial statements, Pittston Services Group changed its method of accounting for capitalizing subscriber installation costs in 1992. As discussed in Notes 7, 12 and 14 to the financial statements, Pittston Services Group changed its methods of accounting for income taxes and accounting for postretirement benefits other than pensions in 1991.





/s/ KPMG Peat Marwick

KPMG Peat Marwick
Stamford, Connecticut

January 24, 1994

                            PITTSTON SERVICES GROUP

                                 BALANCE SHEETS

                           December 31, 1993 and 1992

                                                                                    1993              1992
                                                                               ---------          --------
                                                                                       (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents .........................                          $  30,271            28,350
  Short-term investments ............................                              1,881             2,012
  Accounts receivable:
    Trade ...........................................                            215,093           197,164
    Other ...........................................                             10,217            11,590
                                                                               ---------          --------
                                                                                 225,310           208,754
    Less estimated amount uncollectible .............                             13,745            14,133
                                                                               ---------          --------
                                                                                 211,565           194,621
  Inventories .......................................                              3,235             2,684
  Prepaid expenses ..................................                             19,258            13,135
  Deferred income taxes (Note 7) ....................                             22,919            20,000
                                                                               ---------          --------
    Total current assets ............................                            289,129           260,802

Property, plant and equipment, at cost (Note 4):
  Land ..............................................                              3,798             3,841
  Buildings .........................................                             30,314            26,783
  Machinery and equipment ...........................                            361,050           330,996
                                                                               ---------          --------
                                                                                 395,162           361,620
  Less accumulated depreciation
    and amortization ................................                            207,086           191,884
                                                                               ---------          --------
                                                                                 188,076           169,736
Intangibles, net of amortization
  (Note 5) ..........................................                            213,634           221,177
Deferred pension assets (Note 12) ...................                             42,425            42,272
Deferred income taxes (Note 7) ......................                                839             1,600
Other assets ........................................                             72,838            71,433
                                                                               ---------          --------
Total assets ........................................                          $ 806,941           767,020
                                                                               =========          ========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Short-term borrowings .............................                          $   9,546             7,084
  Current maturities of long-term debt (Note 8)......                              7,878             6,443
  Accounts payable ..................................                            131,893           134,243
  Payable - Pittston Minerals Group (Note 2) ........                             19,098             2,161
  Accrued liabilities:
    Taxes ...........................................                             26,335            20,972
    Workers' compensation and other claims ..........                             18,192            16,798
    Miscellaneous ...................................                             68,766            63,057
                                                                                --------          --------
                                                                                 113,293           100,827
                                                                                --------          --------
    Total current liabilities .......................                            281,708           250,758

Long-term debt, less current maturities (Note 8) ....                             58,109            91,208
Postretirement benefits other than pensions
 (Note 12) ..........................................                              4,802             4,642
Workers' compensation and other claims ..............                              9,043             8,299
Deferred income taxes (Note 7) ......................                             33,727            47,117
Payable - Pittston Minerals Group (Note 2) ..........                             14,709             2,918
Other liabilities ...................................                             26,474            32,920
Commitments and contingent liabilities
  (Notes 8, 11, and 16)
Shareholder's equity (Note 3) .......................                            378,369           329,158
                                                                                --------          --------
Total liabilities and shareholder's equity ..........                           $806,941           767,020
                                                                                ========          ========



See accompanying notes to financial statements.

                            PITTSTON SERVICES GROUP

                            STATEMENTS OF OPERATIONS

                  Years Ended December 31, 1993, 1992 and 1991
                    (In thousands, except per share amounts)



                                                                              1993            1992            1991
                                                                        ----------       ---------       ---------
Operating revenues ..............................                       $1,569,032       1,415,170       1,302,308
                                                                        ----------       ---------       ---------

Costs and expenses:
  Operating expenses ............................                        1,299,541       1,187,229       1,091,121
  Selling, general and administrative expenses ..                          189,336         184,915         171,413
  Pension credit (Note 12) ......................                                -          (4,047)         (4,048)
                                                                        ----------       ---------       ---------
    Total costs and expenses ....................                        1,488,877       1,368,097       1,258,486
                                                                        ----------       ---------       ---------

Other operating income (Note 13) ................                            9,710          10,341          10,837
                                                                        ----------       ---------       ---------
Operating profit ................................                           89,865          57,414          54,659

Interest income .................................                            2,205           2,278           2,459
Interest expense (Note 2) .......................                           (8,837)         (7,588)        (13,957)
Other income (expense), net .....................                           (4,067)         (5,956)         (1,352)
                                                                        ----------       ---------       ---------
Income before income taxes and cumulative effect
  of accounting changes .........................                           79,166          46,148          41,809
Provision for income taxes (Note 7) .............                           32,040          18,871          20,968
                                                                        ----------       ---------       ---------
Income before cumulative effect of accounting
  changes changes ...............................                           47,126          27,277          20,841
Cumulative effect of accounting changes
  (Notes 7, 12 and 14) ..........................                                -               -             311
                                                                        ----------       ---------       ---------
Net income ......................................                       $   47,126          27,277          21,152
                                                                        ==========       =========       =========

Per Pittston Services Group Common Share
  (Note 1):
  Income before cumulative effect of accounting
    changes .....................................                       $     1.28             .74             .56
  Cumulative effect of accounting changes .......                                -               -             .01
                                                                        ----------       ---------       ---------
  Net income ....................................                       $     1.28             .74             .57
                                                                        ==========       =========       =========

Average Pittston Services Group Common Shares
  outstanding (Note 1) ..........................                           36,907          37,081          37,284


See accompanying notes to financial statements.

                            PITTSTON SERVICES GROUP

                            STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 1993, 1992 and 1991
                                 (In thousands)


                                                                                 1993             1992            1991
                                                                            ---------        ---------        --------
Cash flows from operating activities:
  Net income ............................................                   $  47,126           27,277          21,152
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Cumulative effect of accounting changes ............                           -                -            (311)
     Noncash charges and other write-offs ...............                          11            1,276             135
     Depreciation and amortization ......................                      49,974           47,329          45,900
     Provision (credit) for deferred income taxes .......                      (4,335)          (4,852)          6,281
     Provision (credit) for pensions, noncurrent ........                          50           (5,582)         (6,060)
     Provision for uncollectible accounts receivable ....                       6,352            3,897           3,771
     Equity in earnings of unconsolidated affiliates,
       net of dividends received ........................                      (3,711)          (4,989)         (6,186)
     Loss (gain) on sale of property, plant
       and equipment ....................................                        (408)             (69)            154
     Other operating, net ...............................                       3,041            3,420             538
     Change in operating assets and liabilities, net of
       effects of acquisitions and dispositions:
         Decrease (increase) in accounts receivable .....                     (18,261)         (23,030)          9,310
         Decrease (increase) in inventories .............                        (551)           1,089            (353)
         Decrease (increase) in prepaid expenses ........                      (3,403)             148           3,562
         Increase in accounts payable and accrued
           liabilities ..................................                      20,062           33,518          11,344
         Decrease (increase) in other assets ............                      (3,865)           2,306          (3,912)
         Increase (decrease) in workers' compensation
           and other claims, noncurrent .................                         744              (61)          1,554
         Increase (decrease) in other liabilities .......                      (1,567)          (1,148)          2,894
         Other, net .....................................                         108           (1,107)         (1,824)
                                                                            ---------        ---------        --------
           Net cash provided by operating activities ....                      91,367           79,422          87,949
                                                                            ---------        ---------        --------

Cash flows from investing activities:
  Additions to property, plant and equipment ............                     (76,030)         (50,297)        (42,586)
  Proceeds from disposal of property, plant and
    equipment ...........................................                       1,951            3,631           5,359
  Acquisitions, net of cash acquired, and related
    contingency payments ................................                        (736)          (1,740)         (1,179)
  Other, net ............................................                      (1,477)          (2,131)          4,354
                                                                            ---------        ---------        --------
           Net cash used by investing activities ........                     (76,292)         (50,537)        (34,052)
                                                                            ---------        ---------        --------

Cash flows from financing activities:
  Additions to debt .....................................                       4,136           30,916           3,931
  Reductions of debt ....................................                     (34,385)          (9,608)        (32,767)
  Additions to borrowings - Minerals Group ..............                      13,266                -               -
  Repurchase of common stock ............................                        (920)         (10,856)         (1,288)
  Proceeds from exercise of stock options ...............                      12,124            1,226           1,288
  Proceeds from sale of stock to SIP ....................                         220                -               -
  Proceeds from sale of stock to Minerals Group .........                         128                -               -
  Dividends paid ........................................                      (7,055)          (5,614)         (4,519)
  Cost of Services Stock Proposal .......................                      (1,564)               -               -
  Net cash from (to) the Company ........................                         896          (39,369)        (11,040)
                                                                            ---------        ---------        --------
           Net cash used by financing activities ........                     (13,154)         (33,305)        (44,395)
                                                                            ---------        ---------        --------

Net increase (decrease) in cash and cash equivalents ....                       1,921           (4,420)          9,502
Cash and cash equivalents at beginning of year ..........                      28,350           32,770          23,268
                                                                            ---------        ---------        --------
Cash and cash equivalents at end of year ................                   $  30,271           28,350          32,770
                                                                            =========        =========        ========


See accompanying notes to financial statements.

                            PITTSTON SERVICES GROUP

                         NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:
The approval on July 26, 1993 (the "Effective Date"), by the shareholders of The Pittston Company (the "Company") of the Services Stock Proposal, as described in the Company's proxy statement dated June 24, 1993, resulted in the reclassification of the Company's common stock. The outstanding shares of Company common stock were redesignated as Pittston Services Group Common Stock ("Services Stock") on a share-for-share basis and a second class of common stock, designated as Pittston Minerals Group Common Stock ("Minerals Stock"), was distributed on the basis of one-fifth of one share of Minerals Stock for each share of the Company's previous common stock held by shareholders of record on July 26, 1993. Minerals Stock and Services Stock provide shareholders with separate securities reflecting the performance of the Pittston Minerals Group (the "Minerals Group") and the Pittston Services Group (the "Services Group") respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting either Group. Accordingly, all stock and per share data prior to the reclassification have been restated to reflect the reclassification. The primary impacts of this restatement are as follows:

o Net income per common share has been included in the Statements of Operations. For the purpose of computing net income per common share of Services Stock, the number of shares of Services Stock prior to the Effective Date are assumed to be the same as the total number of shares of the Company's common stock.

o All financial impacts of purchases and issuances of the Company's common stock have been attributed to each Group in relation of their respective common equity to the Company's common stock. Dividends paid by the Company were attributed to the Services and Minerals Groups in relation to the initial dividends paid on the Services Stock and the Minerals Stock.

The Company, at any time, has the right to exchange each outstanding share of Minerals Stock for shares of Services Stock having a fair market value equal to 115% of the fair market value of one share of Minerals Stock. In addition, upon the sale, transfer, assignment or other disposition, whether by merger, consolidation, sale or contribution of assets or stock or otherwise, of all or substantially all of the properties and assets of the Minerals Group to any person, entity or group (with certain exceptions), the Company is required to exchange each outstanding share of Minerals Stock for shares of Services Stock having a fair market value equal to 115% of the fair market value of one share of Minerals Stock. Shares of Services Stock are not subject to either optional or mandatory exchange.

Holders of Services Stock have one vote per share. Holders of Minerals Stock have one vote per share subject to adjustment on January 1, 1996, and on each January 1 every two years thereafter based upon the relative fair market values of one share of Minerals Stock and one share of Services Stock on each such date. Accordingly, beginning on January 1, 1996, each share of Minerals Stock may have more than, less than or continue to have exactly one vote. Holders of Services Stock and Minerals Stock vote together as a single voting group on all matters as to which all common shareholders are entitled to vote. In addition, as prescribed by Virginia law, certain amendments to the Company's Restated Articles of Incorporation affecting, among other things, the designation, rights, preferences or limitations of one class of common stock, or any merger or statutory share exchange, must be approved by the holders of such class of common stock, voting as a separate voting group, and, in certain circumstances, may also have to be approved by the holders of the other class of common stock, voting as a separate voting group.

In the event of a dissolution, liquidation or winding up of the Company, the holders of Services Stock and Minerals Stock will receive the funds remaining for distribution, if any, to the common shareholders on a per share basis in proportion to the total number of shares of Services Stock and Minerals Stock, respectively, then outstanding to the total number of shares of both classes of common stock then outstanding.

In conjunction with the Services Stock Proposal, a new share repurchase program was approved whereby the Company could acquire up to 1,250,000 shares of Services Stock from time to time in the open market or in private transactions, as conditions warrant. No shares of Services Stock were repurchased in 1993 under the new program. The program to acquire shares remains in effect in 1994.

The financial statements of the Services Group include the balance sheets, results of operations and cash flows of the Burlington Air Express Inc. ("Burlington"), Brink's, Incorporated ("Brink's") and Brink's Home Security, Inc. ("BHS") operations of the Company, and a portion of the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment (Note 2). The Services Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate allocations reflected in these financial statements are determined based upon methods which management believes to be an equitable allocation of such expenses and credits.

The Company provides holders of Services Stock separate financial statements, financial reviews, descriptions of business and other relevant information for the Services Group in addition to consolidated financial information of the Company. Notwithstanding the attribution of assets and liabilities (including contingent liabilities) between the Minerals Group and the Services Group for the purpose of preparing their financial statements, this attribution and the change in the capital structure of the Company as a result of the approval of the Services Stock Proposal did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. Holders of Services Stock are shareholders of the Company, which continues to be responsible for all its liabilities. Therefore, financial developments affecting the Minerals Group or the Services Group that affect the Company's financial condition could affect the results of operations and financial condition of both Groups. Accordingly, the Company's consolidated financial statements must be read in connection with the Services Group's financial statements.

PRINCIPLES OF COMBINATION:
The accompanying financial statements reflect the combined accounts of the businesses comprising the Services Group and their majority-owned subsidiaries. The Services Group interests in 20% to 50% owned companies are carried on the equity method. Undistributed earnings of such companies approximated $38,857,000 at December 31, 1993. All material intercompany items and transactions have been eliminated in combination. Certain prior year amounts have been reclassified to conform to the current year's financial statement presentation.

CASH AND CASH EQUIVALENTS:
Cash and cash equivalents include cash on hand, demand deposits and investments with original maturities of three months or less.

SHORT-TERM INVESTMENTS:
Short-term investments are those with original maturities in excess of three months and are carried at cost which approximates market.

INVENTORIES:
Inventories are stated at cost (determined under the first-in, first-out or average cost method) or market, whichever is lower.

PROPERTY, PLANT AND EQUIPMENT:
Expenditures for maintenance and repairs are charged to expense, and the costs of renewals and betterments are capitalized. Depreciation is provided principally on the straight-line method at varying rates depending upon estimated useful lives.

Subscriber installation costs for home security systems provided by BHS are capitalized and amortized over the estimated life of the assets and are included in machinery and equipment. The basic equipment that is installed, remains the property of BHS and is capitalized at cost. Other capitalized costs, which arise solely as a direct result of the installation process and bring the revenue producing asset to its intended use, include costs of setting up customers on the monitoring network, labor costs and costs incurred for installation scheduling and testing. When a customer is identified for disconnection, the remaining net book value of the basic equipment is fully depreciated.

INTANGIBLES:
The excess of cost over fair value of net assets of companies acquired is amortized on a straight-line basis over the estimated periods benefitted.

INCOME TAXES:
In 1991, the Services Group adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

See Note 2 for allocation of the Company's U.S. federal income taxes to the Services Group.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:
In 1991, the Services Group adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), which requires employers to accrue the cost of such retirement benefits during the employees' service with the Services Group.

FOREIGN CURRENCY TRANSLATION:
Assets and liabilities of foreign operations have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. Resulting cumulative translation adjustments have been included as a separate component of shareholder's equity. Translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains and losses for the period.

A significant portion of the Services Group's financial results is derived from activities in several foreign countries, each with a local currency other than the U.S. dollar. Because the financial results of the Services Group are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. However, the Services Group's international activity is not concentrated in any single currency, which limits the risks of foreign currency rate fluctuations.

FINANCIAL INSTRUMENTS:
The Services Group uses foreign currency forward contracts to hedge risk of changes in foreign currency rates associated with certain transactions denominated in various currencies. Gains and losses on these contracts, designated and effective as hedges, are deferred and recognized as part of the specific transaction hedged.

The Services Group also utilizes swap contracts and call options to protect against price increases in jet fuel and crude oil. Gains and losses on such financial instruments, designated and effective as hedges, are recognized as part of the specific transaction hedged.

The Services Group is required to adopt Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), in 1994. SFAS 115 requires classification of debt and equity securities and recognition of changes in the fair value of the securities based on the purpose for which the securities are held. The Services Group has determined that the cumulative effect of adopting SFAS 115 is immaterial.

REVENUE RECOGNITION:
Burlington - Revenues related to transportation services are recognized, together with related transportation costs, on the date shipments physically depart from facilities en route to destination locations.

Brink's - Revenues from contract carrier armored car, automatic teller machine, air courier, coin wrapping and currency and deposit processing services are recognized when services are performed.

BHS - Monitoring revenues are recognized when earned and amounts paid in advance are deferred and recognized as income over the applicable monitoring period, which is generally one year or less. Revenues from the sale of equipment, excluding equipment which is part of the standard package security system, are recognized, together with related costs, upon completion of the installation. Connection fee revenues are recognized to the extent of direct selling costs incurred and expensed. Connection fee revenues in excess of direct selling costs are deferred and recognized as income on a straight-line basis over ten years.

NET INCOME PER COMMON SHARE:
Net income per Services Group common share is computed by dividing the net income by the weighted average number of Services Group common shares outstanding during the period. The potential dilution from the exercise of stock options is not material. The potential dilution from the assumed conversion of the 9.20% convertible subordinated debentures is not included since its effect is antidilutive. The shares of Services Stock held in The Pittston Company Employee Benefits Trust are evaluated for inclusion in the calculation of net income per share under the treasury stock method and have no dilutive effect.

2.  RELATED PARTY TRANSACTIONS

The following policies may be modified or rescinded by action of the Company's Board of Directors (the "Board"), or the Board may adopt additional policies, without approval of the shareholders of the Company, although the Board has no present intention to do so. The Company allocated certain corporate general and administrative expenses, net interest expense and related assets and liabilities in accordance with the policies described below. Corporate assets and liabilities are primarily cash, deferred pension assets, income taxes and accrued liabilities.

FINANCIAL:
As a matter of policy, the Company manages most financial activities of the Services Group and Minerals Group on a centralized, consolidated basis. Such financial activities include the investment of surplus cash; the issuance, repayment and repurchase of short-term and long-term debt; the issuance and repurchase of common stock and the payment of dividends. In preparing these financial statements for the three-year period ended December 31, 1993, transactions primarily related to invested cash, short-term and long-term debt (including convertible debt), related net interest and other financial costs have been attributed to the Services Group based upon its cash flows for the periods presented after giving consideration to the debt and equity structure of the Company. At December 31, 1993, the Company attributed all of its long-term debt to the Services Group based upon the specific purpose for which the debt was incurred and the cash flow requirements of the Services Group.
See Note 8 for
details and amounts of long-term debt. The portion of the Company's interest expense allocated to the Services Group for 1993, 1992 and 1991 was $5,206,000, $3,003,000 and $4,269,000, respectively. Management believes such method of allocation to be equitable and a reasonable estimate of such costs as if the Services Group operated on a stand alone basis.

To the extent borrowings are deemed to occur between the Services Group and the Minerals Group, intercompany accounts have been established bearing interest at the rate in effect from time to time under the Company's unsecured credit lines or, if no such credit lines exist, at the prime rate charged by Chemical Bank from time to time. At December 31, 1993, the Services Group owed the Minerals Group $13,266,000 as the result of borrowings.

SHARED SERVICES:
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Services Group based upon utilization and other methods and criteria which management believes to be equitable and a reasonable estimate of such expenses as if the Services Group operated on a stand alone basis. These allocations were $9,514,000, $8,556,000 and $8,011,000 in 1993, 1992 and 1991, respectively.

PENSION:
The Services Group's pension cost related to its participation in the Company's noncontributory defined benefit pension plan is actuarially determined based on its respective employees and an allocable share of the pension plan assets and calculated in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS 87"). Pension plan assets have been allocated to the Services Group based on the percentage of its projected benefit obligation to the plan's total projected benefit obligation.
Management believes such method of allocation to be equitable and a reasonable estimate of such costs as if the Services Group operated on a stand alone basis.

INCOME TAXES:
The Services Group is included in the consolidated U.S. federal income tax return filed by the Company.

The Company's consolidated provision and actual cash payments for U.S. federal income taxes are allocated between the Services Group and Minerals Group in accordance with the Company's tax allocation policy and reflected in the financial statements for each Group. In general, the consolidated tax provision and related tax payments or refunds are allocated between the Groups, for financial statement purposes, based principally upon the financial income, taxable income, credits and other amounts directly related to the respective Group. Tax benefits that cannot be used by the Group generating such attributes, but can be utilized on a consolidated basis, are allocated to the Group that generated such benefits and an intercompany account is established for the benefit of the Group generating the attributes. At December 31, 1993 and 1992, the Services Group owed the Minerals Group $20,541,000 and $5,079,000, respectively, for such tax benefits, of which $14,709,000 and $2,918,000, respectively, was not expected to be paid within one year from such dates in accordance with the policy. As a result, the allocated Group amounts of taxes payable or refundable are not necessarily comparable to those that would have resulted if the Groups had filed separate tax returns.

3.  SHAREHOLDER'S EQUITY

The following analyzes shareholder's equity of the Services Group for the periods presented:

                                                                     1993          1992          1991
                                                                   --------       -------       -------
                                                                              (In thousands)
Balance at beginning of period .............                       $329,158       359,813       357,858
Net income .................................                         47,126        27,277        21,152
Stock options exercised ....................                         12,124         1,226         1,288
Stock released from employee benefits trust
  to employee benefits plan ................                            841           427             -
Stock sold from employee benefits trust to
  employee benefits plan ...................                            220             -             -
Stock issued to employee benefits plan .....                              -           559             -
Stock sold to Minerals Group ...............                            128             -             -
Stock repurchases ..........................                           (920)      (10,856)       (1,288)
Dividends declared .........................                         (7,055)       (5,614)       (4,519)
Cost of Services Stock Proposal ............                         (1,564)            -             -
Foreign currency translation adjustment ....                         (4,104)       (4,305)       (3,823)
Tax benefit of options exercised ...........                          1,519             -         -
Other ......................................                              -             -           185
Net cash (to) from the Company .............                            896       (39,369)      (11,040)
                                                                   --------       -------       -------
  Balance at end of period .................                       $378,369       329,158       359,813
                                                                   ========       =======       =======

Included in shareholder's equity is the cumulative foreign currency translation adjustment of $17,295,000, $13,191,000 and $8,886,000 at December 31, 1993,
1992 and 1991, respectively.

4.   PROPERTY, PLANT AND EQUIPMENT

During the three years ended December 31, 1993, changes in capitalized subscriber installation costs for home security systems were as follows:

                                                                       1993          1992          1991
                                                                   --------       -------       -------
                                                                               (In thousands)
Capitalized subscriber installation costs -
  beginning of year ........................                       $ 54,668        44,842        36,842
Capitalized cost of security installation
  systems ..................................                         23,972        20,694        13,113
Capitalized cost of security systems
  acquired .................................                              -          (143)        2,648
Depreciation, including amounts recognized
  to fully depreciate capitalized costs for
  subscribers disconnected during the year..                        (12,855)      (10,725)       (7,761)
                                                                   --------       -------       -------
Capitalized subscriber installation costs -
  end of year ..............................                       $ 65,785        54,668        44,842
                                                                   ========       =======       =======


As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security system installations. This change in accounting principle is preferable because it more accurately reflects subscriber installation costs. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel (in the amount of $2,567,000 in 1993 and $2,327,000 in 1992) and costs incurred in maintaining facilities and vehicles dedicated to the installation process (in the amount of $1,484,000 in 1993 and $1,994,000 in 1992). The effect of this change in accounting principle was to increase operating profit of the Services Group and the BHS segment in 1993 and 1992 by $4,051,000 and $4,321,000, respectively, and net income of the Services Group by $.07 per share in each year. Prior to January 1, 1992, the records needed to identify such costs were not available.

Thus, it was impossible to accurately calculate the effect on retained earnings as of January 1, 1992 or the pro forma effects of retroactive application on the year ended December 31, 1991 for the change in accounting principle. However, the Services Group believes the effect on retained earnings as of January 1, 1992 was immaterial.

Because capitalized subscriber installation costs for prior periods were not adjusted for the change in accounting principle, installation costs for subscribers in those years will continue to be depreciated based on the lesser amounts capitalized in prior periods. Consequently, depreciation of capitalized subscriber installation costs in the current year and until such capitalized costs prior to January 1, 1992 are fully depreciated will be less than if such prior periods' capitalized costs had been adjusted for the change in accounting. However, the Services Group believes the effect on net income in 1993 and 1992 was immaterial.

New subscriber installations for which costs were capitalized totalled 56,700 in 1993, 48,600 in 1992 and 41,000 in 1991. Additional subscribers who purchased the installed equipment and for which no costs were capitalized totalled 1,600 in 1993 and 700 in each of 1992 and 1991. In 1993 and 1992, BHS also added 1,300 and 2,000 subscribers, respectively, as a result of converting previously installed competitors' systems to BHS monitoring. The acquisition of monitoring contracts added 6,400 subscribers in 1991.

The estimated useful lives for property, plant and equipment are as follows:

                                         Years
                                        -------
          Buildings . . . . . . . . . . 3 to 25
          Machinery and equipment . . . 2 to 20

Depreciation of property, plant and equipment aggregated $40,708,000 in 1993, $38,023,000 in 1992 and $37,060,000 in 1991.

5.   INTANGIBLES

Intangibles consist entirely of the excess of cost over fair value of net assets of companies acquired and are net of accumulated amortization of $65,574,000 at December 31, 1993 and $58,618,000 at December 31, 1992. The
estimated useful life of intangibles is generally forty years. Amortization of intangibles aggregated $7,083,000 in 1993, $7,141,000 in 1992 and $6,978,000 in
1991.

6.   FINANCIAL INSTRUMENTS

Financial instruments which potentially subject the Services Group to concentrations of credit risk consist principally of cash and cash equivalents, short-term cash investments and trade receivables. The Services Group's cash and cash equivalents and short-term investments are placed with high credit qualified financial institutions. Also, by policy, the amount of credit exposure to any one financial institution is limited. Concentration of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Services Group's customer base, and their dispersion across many different industries and geographic areas.

The following details the fair values of financial instruments for which it is practicable to estimate the value:

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
The carrying amounts approximate fair value because of the short maturity of these instruments.

DEBT
The aggregate fair value of the Services Group's long-term debt obligations, which is based upon quoted market prices and rates currently available to the Services Group for debt with similar terms and maturities, approximates the carrying amount.

OFF-BALANCE SHEET INSTRUMENTS
The Services Group utilizes various off-balance sheet financial instruments, as discussed below, to hedge its foreign currency and other market exposures. Accordingly, the fair value of these instruments have been considered in determining the fair values of the assets and liabilities being hedged. The risk that counterparties to such instruments may be unable to perform is minimized by limiting the counterparties to major international banks. The Services Group does not expect any losses due to such counterparty default.

Foreign currency forward contracts - The Company enters into foreign currency forward contracts with a duration of 30 to 45 days as a hedge against accounts payable denominated in various currencies. These contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the payables being hedged. At December 31, 1993, the total contract value of foreign currency forward contracts outstanding was $4,600,000. As of such date, the carrying amounts of the foreign currency forward contracts approximate fair value.

Other contracts - The Services Group has hedged a significant portion of its jet fuel requirements for the period January 1, 1994 through March 31, 1995, through swap contracts which were intended to fix the Company's per gallon fuel costs below 1993 levels. At December 31, 1993, the contract value of the jet fuel swaps, aggregating 50.1 million gallons, was $25,492,000. In addition, a call option was purchased for 12.6 million gallons of crude oil for the first half of 1994. Each of these transactions are settled monthly based upon the average of the high and low prices during each period. The fair value of these fuel hedge transactions may fluctuate over the course of the contract period due to changes in the supply and demand for oil and refined products. Thus, the economic gain or loss, if any, upon settlement of the contracts may differ from the fair value of the contracts at an interim date. At December 31, 1993, the aggregate carrying value of the swap contract and the call option exceeded their fair value by approximately $1,700,000.

7.   INCOME TAXES

The provision (credit) for income taxes consists of the following:

                                                           U.S.
                                                         Federal       Foreign        State     Total
                                                         -------       -------        -----     -----
                                                                        (In thousands)
     1993:
     Current .......................                     $23,924         9,667        2,784     36,375
     Deferred ......................                        (361)       (4,839)         865     (4,335)
                                                         -------        ------        -----     ------
     Total .........................                     $23,563         4,828        3,649     32,040
                                                         =======        ======        =====     ======

     1992:
     Current .......................                     $18,103         2,625        2,995     23,723
     Deferred ......................                      (4,751)          583         (684)    (4,852)
                                                         -------        ------        -----     ------
     Total .........................                     $13,352         3,208        2,311     18,871
                                                         =======        ======        =====     ======

     1991:
     Current .......................                     $ 8,900         2,999        2,788     14,687
     Deferred ......................                       1,765         3,257        1,259      6,281
                                                         -------        ------        -----     ------
     Total .........................                     $10,665         6,256        4,047     20,968
                                                         =======        ======        =====     ======


Effective January 1, 1991, the Services Group adopted SFAS 109, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. As of January 1, 1991, the Services Group recorded a tax credit of approximately $3,665,000 or $.10 per share, which amount represents the net decrease to the deferred tax liability as of that date.
Such amount has been reflected in the statement of operations as the cumulative effect of an accounting change.

For the years ended December 31, 1993, 1992 and 1991, cash payments for income taxes, net of refunds received, were $27,776,000, $13,091,000 and $10,990,000, respectively.

The significant components of the deferred tax expense (benefit) were as follows:

                                                                   1993           1992          1991
                                                                -------         ------        ------
                                                                            (In thousands)
Deferred tax expense (benefit), exclusive
  of the components listed below ........                       $(7,666)        (4,038)       (3,392)
Investment tax credit carryforwards .....                             -          2,979         2,029
Net operating loss carryforwards ........                         2,065         (1,430)       13,465
Alternative minimum tax credit ..........                         1,295         (2,632)       (5,821)
Change in the valuation allowance for
  deferred tax assets ...................                           (29)           269             -
                                                                -------         ------        ------
                                                                $(4,335)        (4,852)        6,281
                                                                =======         ======        ======

The tax benefit for compensation expense related to the exercise of certain employee stock options for tax purposes in excess of compensation expense for financial reporting purposes is recognized as an adjustment to shareholder's equity.

The components of the net deferred tax liability as of December 31, 1993 and December 31, 1992 were as follows:

                                                                                1993           1992
                                                                             -------         ------
                                                                                 (In thousands)
   Deferred tax assets:
     Accounts receivable ...........................                         $ 4,819          4,441
     Postretirement benefits other than pensions ...                           2,581          2,348
     Workers' compensation and other claims ........                           5,867          5,465
     Other liabilities and reserves ................                          18,277         17,936
     Miscellaneous .................................                           1,579            588
     Net operating loss carryforwards ..............                           6,617          8,682
     Alternative minimum tax credits ...............                           8,695          9,307
     Valuation allowance ...........................                            (240)          (269)
                                                                             -------         ------
     Total deferred tax asset ......................                          48,195         48,498
                                                                             -------         ------

   Deferred tax liabilities:
     Property, plant and equipment .................                          18,626         16,226
     Pension assets ................................                          15,928         15,480
     Other assets ..................................                           4,955         11,395
     Investments in foreign affiliates .............                          13,044         15,729
     Miscellaneous .................................                           5,701         15,185
                                                                             -------         ------
     Total deferred tax liability ..................                          58,254         74,015
                                                                             -------         ------
     Net deferred tax liability ....................                         $10,059         25,517
                                                                             =======         ======

The valuation allowance relates to deferred tax assets in certain foreign jurisdictions.

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% in 1993 and 34% in 1992 and 1991 to the income before income taxes.

                                                                       Years Ended December 31
                                                                -------------------------------------
                                                                 1993             1992          1991
                                                                -------          ------        ------
                                                                            (In thousands)
Income before income taxes:
  United States ...........................                      $50,820         24,413        22,837
  Foreign .................................                       28,346         21,735        18,972
                                                                 -------         ------        ------
                                                                 $79,166         46,148        41,809
                                                                 =======         ======        ======

Tax provision computed at statutory rate ..                      $27,708         15,690        14,215
Increases (reductions) in taxes due to:
  State income taxes (net of federal tax
    benefit) ..............................                        2,372          1,525         2,671
  Goodwill amortization ...................                        2,154          2,093         2,093
  Difference between total taxes on
    foreign income and the U.S. federal
    statutory rate ........................                         (526)          (496)        2,483
  Change in the valuation allowance for
    deferred tax assets ...................                          (29)           269             -
  Miscellaneous ...........................                          361           (210)         (494)
                                                                 -------         ------        ------
Actual tax provision ......................                      $32,040         18,871        20,968
                                                                 =======         ======        ======


It is the policy of the Services Group to accrue deferred income taxes on temporary differences related to the financial statement carrying amounts and tax bases of investments in foreign subsidiaries and affiliates which are expected to reverse in the foreseeable future. As of December 31, 1993 and December 31, 1992 the unrecognized deferred tax liability for temporary differences of approximately $43,640,000 and $36,200,000, respectively, related to investments in foreign subsidiaries and affiliates that are essentially permanent in nature and not expected to reverse in the foreseeable future was approximately $15,274,000 and $12,308,000, respectively.

The Services Group is included in the Company's consolidated U.S. federal income tax return. Such returns have been audited and settled with the Internal Revenue Services through the year 1981.

As of December 31, 1993, the Services Group had $8,695,000 of alternative minimum tax credits allocated to it under the Company's tax allocation policy. Such credits are available to offset future U.S. federal income taxes and, under current tax law, the carryforward period for such credits is unlimited.

The tax benefits of net operating loss carryforwards of the Services Group as at December 31, 1993 were $6,617,000 and relate to various state and foreign taxing jurisdictions. The expiration periods primarily range from 5 to 15 years.

8.   LONG-TERM DEBT

All outstanding debt under the Company's revolving credit agreements and the Company's subordinated obligations have been attributed to the Services Group. Total long-term debt of the Services Group consists of the following:

                                                                                    As of December 31
                                                                                    -----------------
                                                                                     1993          1992
                                                                                  -------       -------
                                                                                  (In thousands)
     Senior obligations:
      Dutch guilder term loan due 1995 (year end
        rates 6.69% in 1993 and 9.38% in 1992) .......                            $ 1,250         3,106
      U.S. dollar term loan due 1995 (4.06% in 1993
        and 4.19% in 1992) ...........................                              1,714         2,996
      U.S. dollar term loan due 1995 to 1997 (3.81%
        in 1993 and 7.75% in 1992) ...................                              5,321         7,580
      Canadian dollar term loan (7.91% in 1992) ......                                  -         3,905
      All other ......................................                              2,350         2,451
                                                                                  -------       -------
                                                                                   10,635        20,038
     Obligations under capital leases (average rates
       9.62% in 1993 and 12.07% in 1992) .............                              2,915         3,711
                                                                                  -------       -------
                                                                                   13,550        23,749
                                                                                  -------       -------
     Attributed portion of the Company's debt:
      Revolving credit notes due 1994 to 1997 (year
        end rates 3.53% in 1993 and 4.09% in 1992) ...                              2,100        25,000
      4% subordinated debentures due 1997 ............                             14,648        14,648
      9.2% convertible subordinated debentures due
        2004 .........................................                             27,811        27,811
                                                                                  -------       -------
                                                                                   44,559        67,459
                                                                                  -------       -------

         Total long-term debt, less current maturities                            $58,109        91,208
                                                                                  =======       =======


For the four years through December 31, 1998, minimum repayments of long-term debt outstanding are as follows:

                                                (In thousands)
                 1995 .........................     $ 6,926
                 1996 .........................       5,178
                 1997 .........................      16,913
                 1998 .........................         439

The Dutch guilder loan bears interest based on Euroguilder rate, or if converted to a U.S. dollar loan, bears interest based on prime, Eurodollar or money market rates. In January 1992, a portion of the guilder loan was converted into a U.S. dollar loan. In March 1993, a pound sterling loan was converted into a U.S. dollar term loan due 1995 to 1997. Interest was previously based on the Eurosterling rate and is currently based on the Eurodollar rate. The Canadian dollar loan was paid in June 1993. Under the terms of the loans, Brink's has agreed to various restrictions relating to net worth, disposition of assets and incurrance of additional debt.

At December 31, 1993, the Company had separate revolving credit agreements with several banks under which it is permitted to borrow, repay and reborrow up to an aggregate of $250,000,000. Interest is payable at rates based on prime, certificate of deposit, Eurodollar, money market or Federal Funds rates. The agreements, which have various expiration dates beginning in December 1994 and continuing through December 1997, include provisions under which borrowings are converted to term loans with various repayment dates.

In March 1994, the Company entered into a $350,000,000 revolving credit agreement with a syndicate of banks (the "New Facility"), replacing the Company's previously existing $250,000,000 of revolving credit agreements. The New Facility includes a $100,000,000 five-year term loan, which matures in March 1999. The New Facility also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250,000,000 until March 1999. Interest on borrowings under the New Facility is payable at rates based on prime, certificate of deposit, Eurodollar or money market rates.

The 4% subordinated debentures due July 1, 1997, are exchangeable for cash, at the rate of $157.80 per $1,000 debentures. The debentures are redeemable at the Company's option, in whole or in part, at any time prior to maturity, at redemption prices equal to 100% of principal amount.

The 9.20% convertible subordinated debentures due July 1, 2004 are convertible into shares of Services Stock and Minerals Stock at the rate of two shares of Services Stock and two-fifths of a share of Minerals Stock for each $100 principal amount of debenture, subject to adjustment pursuant to antidilution provisions. The debentures are redeemable at the Company's option, in whole or in part, at any time prior to maturity, at redemption prices which decline from 102.76% of principal amount before July 1, 1994, to 100% of principal amount after June 30, 1999.

Various international operations maintain lines of credit and overdraft facilities aggregating approximately $58,000,000 with a number of banks on either a secured or unsecured basis.

Under the terms of some of its debt instruments, the Company has agreed to various restrictions relating to the payment of dividends, the repurchase of capital stock, maintenance of consolidated working capital and net worth, and the amount of additional funded debt which may be incurred. See the Company's consolidated financial statements and related footnotes.

At December 31, 1993, the Company's portion of outstanding unsecured letters of credit allocated to the Services Group was $31,163,000, primarily supporting the Services Group's obligations under aircraft leases and its various self-insurance programs.

Cash payments made for interest for the years ended December 31, 1993, 1992 and 1991 were $8,081,000, $8,916,000 and $13,080,000, respectively.

9.   STOCK OPTIONS

The Company grants options under its 1988 Stock Option Plan (the "1988 Plan") to executives and key employees and under its Non-Employee Directors' Stock Option Plan (the "Non-Employee Plan") to outside directors to purchase common stock at a price not less than 100% of quoted market value at date of grant.

The 1988 Plan provides for the grant of "incentive stock options", which terminate not later than ten years from the date of grant, and "nonqualified stock options", which terminate not later than ten years and two days from the date of grant. As part of the Services Stock Proposal (Note 1), the 1988 Plan was amended to permit option grants to be made to optionees with respect to either Services Stock or Minerals Stock, or both.

The Non-Employee Plan authorizes initial and automatic grants of "nonqualified stock options" which terminate on the tenth anniversary of grant. Pursuant to the Non-Employee Plan, also amended for the Services Stock Proposal, each non-employee director of the Company elected after July 26, 1993, shall receive an initial grant of an option to purchase 10,000 shares of Services Stock and an option to purchase 2,000 shares of Minerals Stock. On July 1 of each subsequent year, each non-employee director will automatically be granted an option to purchase 1,000 shares of Services Stock and an option to purchase 200 shares of Minerals Stock. The first of such automatic grants was made on August 1, 1993.

The Company's 1979 Stock Option Plan (the "1979 Plan") and 1985 Stock Option Plan (the "1985 Plan") terminated in 1985 and 1988, respectively, except as to options theretofore granted.

At the Effective Date, as defined in Note 1, a total of 2,228,225 shares of common stock were subject to options outstanding under the 1988 Plan, the Non-Employee Plan, the 1979 Plan and the 1985 Plan. Pursuant to antidilution provisions in the option agreements covering such options, the Company has converted these options into options for shares of Services Stock or Minerals Stock, or both, depending primarily on the employment status and responsibilities of the particular optionee. In the case of optionees having Company-wide responsibilities, each outstanding option has been converted into an option for Services Stock and an option for Minerals Stock, in the same ratio as the distribution on the Effective Date of Minerals Stock to shareholders of the Company, viz., one share to one-fifth of a share, with any resultant fractional share of Minerals Stock rounded downward to the nearest whole number of shares. In the case of other optionees, each outstanding option has been converted into a new option for only Services Stock or Minerals Stock, as the case may be, following the Effective Date. As a result, 2,167,247 shares of Services Stock and 507,698 shares of Minerals Stock were subject to options outstanding as of the Effective Date.

The table below summarizes the activity in all plans.

                                                                                            Aggregate
                                                                           No. of            Option
                                                                           Shares             Price
                                                                          --------          ---------
                                                                             (Dollars in thousands)
       THE PITTSTON COMPANY COMMON STOCK
         Outstanding:
           12/31/93 ................................                              -                  -
           12/31/92 ................................                      2,667,966          $  41,577
         Granted:
           1993 ....................................                         17,500                294
           1992 ....................................                        758,300             11,706
           1991 ....................................                        233,000              3,886
         Became exercisable:
           1993 ....................................                        468,250              7,749
           1992 ....................................                        320,009              5,367
           1991 ....................................                        438,508              7,203
         Exercised:
           1993 ....................................                        377,191              5,379
           1992 ....................................                        113,347              1,472
           1991 ....................................                        128,987              1,546

       PITTSTON SERVICES GROUP COMMON STOCK:
         Outstanding:
           12/31/93 ................................                      2,378,804             42,680
         Granted:
           1993 ....................................                        829,000             22,080
         Became exercisable:
           1993 ....................................                         21,008                273
         Exercised:
           1993 ....................................                        594,129              7,638


At December 31, 1993, a total of 987,605 shares of Services Stock shares were exercisable. In addition, there were 2,578,770 shares of Services Stock reserved for issuance under the plans, including 199,966 shares of Services Stock reserved for future grant.

10.    ACQUISITIONS

During 1993, the Services Group acquired one small business and made a contingency payment related to an acquisition consummated in a prior year. The total consideration paid was $736,000.

During 1992, the Services Group acquired a business for an aggregate purchase price of $2,658,000, including debt of $1,144,000. The fair value of assets acquired was $2,690,000 and liabilities assumed was $32,000. In addition, cash payments of $226,000 were made for contingency payments for acquisitions made in prior years.

During 1991, the Services Group acquired one small business and made contingency payments related to other acquisitions consummated in prior years. The total consideration paid was $1,179,000.

All acquisitions have been accounted for as purchases. In 1993, 1992 and 1991, the purchase price was essentially equal to the fair value of assets acquired. The results of operations of the acquired companies have been included in the Services Group's results of operations from their date of acquisition.

11.  LEASES

The Services Group's businesses lease aircraft, facilities, vehicles, computers and other equipment under long-term operating leases with varying terms, and most of the leases contain renewal and/or purchase options. As of December 31, 1993, aggregate future minimum lease payments under noncancellable operating leases were as follows:

                                                                                   Equipment
                                                    Aircraft        Facilities     and Other     Total
                                                   --------         ----------     ---------    -------
                                                                     (In thousands)
     1994 ........................                  $ 27,488         27,549         6,888        61,925
     1995 ........................                    27,537         22,157         5,606        55,300
     1996 ........................                    20,166         18,036         3,696        41,898
     1997 ........................                    20,983         15,708         2,091        38,782
     1998 ........................                     4,815         13,705         1,575        20,095
     1999 ........................                         -         10,824         1,120        11,944
     2000 ........................                         -          9,442         1,021        10,463
     2001 ........................                         -          8,377           795         9,172
     2002 ........................                         -          7,300           698         7,998
     2003 ........................                         -          6,879           648         7,527
     Later Years .................                         -         46,043         4,112        50,155
                                                    --------        -------       -------       -------
                                                    $100,989        186,020        28,250       315,259
                                                    ========        =======       =======       =======

The above amounts are net of aggregate future minimum noncancellable sublease rentals of $6,364,000.

Rent expense amounted to $66,585,000 in 1993, $58,795,000 in 1992 and
$52,577,000 in 1991 and is net of sublease rentals of $793,000, $1,419,000 and
$2,149,000,  respectively.

Included in future minimum lease payments are rentals for aircraft and the Toledo, Ohio hub operated as part of a controlled airlift project. The Toledo, Ohio hub lease commenced in 1991 for a twenty-two year period. Certain costs of the project are being amortized over the terms of the respective leases.
The unamortized expense as of December 31, 1993 and 1992, aggregated $1,525,000 and $2,825,000, respectively.

Burlington entered into two transactions covering various leases which provide for the replacement of eight B707 aircraft with seven DC8-71 aircraft and completed an evaluation of other fleet related costs. One transaction, representing four aircraft, is reflected in the 1993 financial statements, while the other transactions, covering three aircraft, is reflected in the 1992 financial statements. The net effect of these transactions did not have a material impact on operating profit for either year.

The Services Group incurred capital lease obligations of $1,601,000 in 1993, $2,316,000 in 1992 and $5,530,000 in 1991. As of December 31, 1993, the
Services Group's obligations under capital leases were not significant.

12.  EMPLOYEE BENEFIT PLANS

The Services Group's businesses participate in the Company's noncontributory defined benefit pension plan covering substantially all nonunion employees who meet certain minimum requirements in addition to sponsoring certain other defined benefit plans. Benefits of most of the plans are based on salary and years of service. The Services Group's pension cost relating to its participation in the Company's defined benefit pension plan is actuarially determined based on its respective employees and an allocable share of the pension plan assets. The Company's policy is to fund the actuarially determined amounts necessary to provide assets sufficient to meet the benefits to be paid to plan participants in accordance with applicable regulations. The net pension expense (credit) for 1993, 1992 and 1991 for all plans is as follows:

                                                                        Years Ended December 31
                                                                      ----------------------------
                                                                      1993          1992           1991
                                                                  --------      --------       --------
                                                                             (In thousands)
   Service cost - benefits earned during
     year ................................                        $  6,908         6,657          8,040
   Interest cost on projected benefit
     obligation ..........................                          10,225         9,345          9,016
   Loss (return) on assets - actual ......                         (25,742)      (16,039)       (26,324)
   Return on assets - deferred gain ......                           9,926           102         11,020
   Amortization of initial net asset .....                            (529)       (4,586)        (5,349)
                                                                  --------      --------       --------
   Net pension expense (credit) ..........                        $    788        (4,521)        (3,597)
                                                                  ========      ========       ========

The funded status and prepaid pension expense at December 31, 1993 and 1992, are as follows:

                                                                                   1993            1992
                                                                               --------         -------
                                                                                    (In thousands)
  Actuarial present value of accumulated benefit
     obligation:
      Vested .......................................                           $112,242          84,286
      Nonvested ....................................                              7,603           3,858
                                                                               --------         -------
                                                                                119,845          88,144
  Benefits attributable to projected salaries ......                             29,607          24,564
                                                                               --------         -------
  Projected benefit obligation .....................                            149,452         112,708
  Plan assets at fair value ........................                            185,172         165,509
                                                                               --------         -------
  Excess of plan assets over projected benefit
    obligation .....................................                             35,720          52,801
  Unamortized initial net asset ....................                             (5,507)         (6,834)
  Unrecognized experience loss (gain) ..............                              9,254          (7,183)
  Unrecognized prior service cost ..................                              1,895           2,456
                                                                               --------         -------
  Net pension assets ...............................                             41,362          41,240
  Current pension liability ........................                              1,063           1,032
                                                                               --------         -------
  Deferred pension asset per balance sheet .........                           $ 42,425          42,272
                                                                               ========         =======

The assumptions used in determining the net pension expense (credit) for the Company's major pension plan for 1993, 1992 and 1991 were as follows:

  Interest cost on projected benefit obligations ..                              9.0%
  Expected long-term rate of return on assets .....                             10.0%
  Rate of increase in compensation levels .........                              5.0%

For the valuation of pension obligations and the calculation of the funded status, the discount rate was 7.5% in 1993 and 9.0% in 1992 and 1991. The expected long-term rate of return on assets was 10% in all years presented. The rate of increase in compensation levels used was 4% in 1993 and 5% in 1992 and 1991.

The unrecognized initial net asset at January 1, 1986 (January 1, 1989, for certain foreign pension plans), the date of adoption of SFAS 87, has been amortized over the estimated remaining average service life of the employees. As of December 31, 1993, approximately 69% of plan assets were invested in equity securities and 31% in fixed income securities.

The Services Group also provide certain postretirement health care and life insurance benefits for eligible active and retired employees in the United States and Canada. Effective January 1, 1991, the Services Group adopted SFAS 106, which requires the accrual method of accounting for postretirement health care and life insurance benefits based on actuarially determined costs to be recognized over the period from the date of hire to the full eligibility date of employees who are expected to qualify for such benefits. As of January 1, 1991, the Services Group recognized the full amount of its estimated accumulated postretirement benefit obligation on that date, which represents the present value of the estimated future benefits payable to current retirees and a pro rata portion of estimated benefits payable to active employees after retirement. The pretax charge to 1991 earnings was $5,450,000, with a net income effect of $3,354,000 or $.09 per share. The latter amount has been reflected in the statement of operations as the cumulative effect of an accounting change.

For the years 1993, 1992 and 1991, the components of periodic expense for these postretirement benefits were as follows:

                                                                                 Years Ended
                                                                                 December 31
                                                                          -------------------------
                                                                        1993           1992         1991
                                                                     -------        -------       ------
                                                                                (In thousands)
Service cost-benefits earned during year ......                      $   182            163          195
Interest cost on accumulated postretirement
  benefit obligation ..........................                          416            417          490
                                                                     -------        -------       ------
Total expense .................................                      $   598            580          685
                                                                     =======        =======       ======

Interest costs on the accumulated postretirement benefit obligation were based on a rate of 9% for all years presented.

At December 31, 1993 and 1992, the actuarial and recorded liabilities for these postretirement benefits, none of which have been funded, were as follows:

                                                                               1993            1992
                                                                           --------         -------
                                                                                (In thousands)
Accumulated postretirement benefit obligation:
  Retirees ........................................                        $  2,093           1,994
  Fully eligible active plan participants .........                           1,139             959
  Other active plan participants ..................                           2,415           1,936
                                                                           --------         -------
                                                                              5,647           4,889
Unrecognized experience gain (loss) ...............                             (18)            539
                                                                           --------         -------
Liability included on the balance sheet ...........                           5,629           5,428
Less current portion ..............................                             827             786
                                                                           --------         -------
Noncurrent liability for postretirement
  health care and life insurance benefits .........                        $  4,802           4,642
                                                                           ========         =======

The accumulated postretirement benefit obligation was determined using the unit credit method and an assumed discount rate of 7.5% in 1993 and 9.0% in 1992. The postretirement benefit obligation for U.S. salaried employees does not provide for changes in health care costs since the employer's contribution to the plan is a fixed monthly amount. The assumed health care cost trend rate used in 1993 for employees under a foreign plan was 10% grading down to 5% in the year 2000.

A one percent increase each year in the health care cost trend rate used would have resulted in a $12,000 increase in the aggregate service and interest components of expense for the year 1993, and a $108,000 increase in the accumulated postretirement benefit obligation at December 31, 1993.

The Services Group also participates in the Company's Savings-Investment Plan to assist eligible employees in providing for retirement or other future financial needs. Employee contributions are matched at rates of 50% to 100% up to 5% of compensation (subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended). Contribution expense under the plan aggregated $3,360,000 in 1993, $3,332,000 in 1992 and $2,878,000 in 1991.

The Services Group sponsors several other defined contribution benefit plans based on hours worked or other measurable factors. Contributions under all of these plans aggregated $443,000 in 1993, $498,000 in 1992 and $280,000 in 1991.

The Services Group is required to implement a new accounting standard for postemployment benefits, Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"), in 1994.
This standard requires employers who provide benefits to former employees after employment but before retirement to accrue such costs as the benefits accumulate or vest. The Services Group has determined that the cumulative effect of adopting SFAS 112 is immaterial.

13.   OTHER OPERATING INCOME

Other operating income includes the Services Group's share of net income in unconsolidated affiliated companies which are carried on the equity method. Summarized financial information for these equity method companies is shown below. Amounts presented include the accounts of the following equity affiliates:

                                                         Ownership
                                                    At December 31, 1993
                                                    --------------------
Servicio Pan Americano De Protecion, S.A. (Mexico) ..       20.0%
Brink's Panama, S.A. ................................       49.0%
Brink's De Colombia S.A. ............................       45.0%
Brink's S.A. (France) ...............................       38.0%
Brink's Schenker, GmbH (Germany) ....................       50.0%
Brink's Securmark S.p.A. (Italy) ....................       24.5%
Security Services (Brink's Jordan), W.L.L. ..........       45.0%
Brink's-Allied Limited (Ireland) ....................       50.0%
Brink's Ayra India Private Limited ..................       40.0%
Brink's Pakistan (Pvt.) Limited .....................       49.0%
Brink's Taiwan Limited ..............................       50.0%
Brink's (Thailand) Ltd. .............................       40.0%
Burlington International Forwarding Ltd. (Taiwan) ...       33.3%

The following table presents summarized financial information of these companies.

                                                              1993           1992           1991
                                                          --------        -------        -------
                                                                      (In thousands)
Revenues ...........................                      $713,960        696,840        519,480
Gross profit .......................                       143,608        127,987        110,453
Net income .........................                        25,086         32,119         33,504

The Services Group's share
  of net income ....................                      $  7,010          8,243          7,732
                                                          ========        =======        =======

Current assets .....................                      $176,241        124,153
Noncurrent assets ..................                       225,523        197,987
Current liabilities ................                       153,433        115,094
Noncurrent liabilities .............                       105,474         71,288
Net equity .........................                      $142,857        135,758

14.   ACCOUNTING CHANGES

As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations to more accurately reflect subscriber installation costs. The effect of this change in accounting principle was to increase net income in 1993 and 1992 by $2,435,000 and $2,596,000, respectively (Note 4).

During 1991, the Services Group adopted two changes in accounting principles in connection with the issuance of two accounting standards by the Financial Accounting Standards Board. The effect of these changes on the statement of operations as of January 1, 1991, the date of adoption, has been recognized as the cumulative effect of accounting changes as follows:

                                                                                (In thousands)
  Accrual method of recognizing postretirement
    benefits other than pensions, net of income
    taxes (Note 12) .....................................                           $(3,354)
  Asset/liability method of recognizing income
    taxes (Note 7) ......................................                             3,665
                                                                                    -------
  Net income ............................................                           $   311
                                                                                    =======

15.  SEGMENT INFORMATION

Operating revenues by geographic area are as follows:

                                                                        Years Ended December 31
                                                                 ------------------------------------
                                                                1993               1992              1991
                                                          ----------          ---------         ---------
                                                                           (In thousands)
United States:
  Domestic customers ..................                   $  837,881            744,585           697,937
  Export customers in Europe ..........                      113,752            113,142           110,380
  Other export customers ..............                      145,692            128,437           115,986
                                                          ----------          ---------         ---------
                                                           1,097,325            986,164           924,303

Europe ................................                      209,257            216,674           185,803
Other foreign .........................                      307,047            255,781           235,427
Eliminations ..........................                      (44,597)           (43,449)          (43,225)
                                                          ----------          ---------         ---------
                                                          $1,569,032          1,415,170         1,302,308
                                                          ==========          =========         =========

The following is derived from the business segment information in the Company's consolidated financial statements as it relates to the Services Group. See
Note 2, Related Party Transactions, for a description of the Company's policy for corporate allocations.

The Services Group's portion of the Company's operating profit is as follows:

                                                                    Years Ended December 31
                                                                ------------------------------
                                                             1993            1992             1991
                                                          -------          ------           ------
                                                                       (In thousands)
  United States .......................                   $60,758          32,287           32,406
  Europe ..............................                    16,096          16,180           15,118
  Other foreign .......................                    22,525          13,456           11,098
                                                          -------          ------           ------
  Services Group's portion of the
    Company's segment operating
    profit ............................                    99,379          61,923           58,622
  Corporate expenses allocated to
    the Services Group ................                    (9,514)         (8,556)          (8,011)
  Pension credit ......................                         -           4,047            4,048
                                                          -------          ------           ------
    Operating profit ..................                   $89,865          57,414           54,659
                                                          =======          ======           ======

The Services Group portion of the Company's assets at year end is as follows:

                                                                        As of December 31
                                                                -------------------------------
                                                              1993            1992             1991
                                                          --------         -------          -------
                                                                       (In thousands)
  United States .......................                   $456,997         418,202          398,242
  Europe ..............................                    140,375         147,652          153,750
  Other foreign .......................                    176,037         165,212          143,045
                                                          --------         -------          -------
  Services Group's portion of the
    Company's assets ..................                    773,409         731,066          695,037
  Services Group's portion of corporate
    assets ............................                     33,532          35,954           36,936
                                                          --------         -------          -------
    Total assets ......................                   $806,941         767,020          731,973
                                                          ========         =======          =======

Industry segment information is as follows:

                                                                                              Years Ended December 31
                                                                                         --------------------------------
                                                                                          1993            1992           1991
                                                                                    ----------       ---------      ---------
                                                                                                 (In thousands)
REVENUES:
  Burlington ............................................                           $  998,079         900,347        830,955
  Brink's ...............................................                              481,904         444,018        415,278
  BHS ...................................................                               89,049          70,805         56,075
                                                                                    ----------       ---------      ---------
    Total revenues ......................................                           $1,569,032       1,415,170      1,302,308
                                                                                    ==========       =========      =========

OPERATING PROFIT:
  Burlington ............................................                           $   37,971          15,118         19,769
 *Brink's ...............................................                               35,008          30,354         29,993
**BHS ...................................................                               26,400          16,451          8,860
                                                                                    ----------       ---------      ---------
    Segment operating profit ............................                               99,379          61,923         58,622
  Allocated general corporate expense ...................                               (9,514)         (8,556)        (8,011)
  Pension credit ........................................                                    -           4,047          4,048
                                                                                    ----------       ---------      ---------
    Total operating profit ..............................                           $   89,865          57,414         54,659
                                                                                    ==========       =========      =========

* Includes equity in net income of unconsolidated foreign affiliates of $6,895,000 in 1993, $8,133,000 in 1992 and $7,629,000 in 1991.
** As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations to more accurately reflect subscriber installation costs. The effect of this change in accounting principle was to increase operating profit in 1993 by $4,051,000 and in 1992 by $4,321,000 (Note 4).

CAPITAL EXPENDITURES:
  Burlington ............................................                           $   21,544          14,412          7,717
  Brink's ...............................................                               22,209          22,461         20,986
  BHS ...................................................                               26,409          22,855         14,988
  Allocated general corporate ...........................                                   63             136            790
                                                                                    ----------       ---------      ---------
    Total capital expenditures ..........................                           $   70,225          59,864         44,481
                                                                                    ==========       =========      =========
DEPRECIATION AND AMORTIZATION:
  Burlington ............................................                           $   15,250          14,379         16,136
  Brink's ...............................................                               20,150          20,531         20,308
  BHS ...................................................                               14,357          12,215          9,293
  Allocated general corporate ...........................                                  217             204            163
                                                                                    ----------       ---------      ---------
    Total depreciation and amortization .................                           $   49,974          47,329         45,900
                                                                                    ==========       =========      =========
ASSETS AT DECEMBER 31:
  Burlington ............................................                           $  418,694         407,335        396,852
  Brink's ...............................................                              271,462         251,941        240,917
  BHS ...................................................                               83,253          71,790         57,268
                                                                                    ----------       ---------      ---------
    Identifiable assets .................................                              773,409         731,066        695,037
  Allocated portion of the Company's corporate assets ...                               33,532          35,954         36,936
                                                                                    ----------       ---------      ---------
    Total assets ........................................                           $  806,941         767,020        731,973
                                                                                    ==========       =========      =========

16.  CONTINGENT LIABILITIES

Under the Coal Industry Retiree Health Benefit Act of 1992 (the "Act"), the Company and its majority-owned subsidiaries at July 20, 1992, including the Services Group included in these financial statements, are jointly and severally liable with the Minerals Group for the costs of health care coverage provided for by that Act. For a description of the Act and a calculation of certain of such costs, see Note 13 to the Company's consolidated financial statements. At this time, the Company expects the Minerals Group to generate sufficient cash flow to discharge its obligations under the Act.

In April 1990, the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ("Tankport") in Jersey City, New Jersey, which operations were sold in 1983. Under the settlement agreement, the Company is obligated to pay 80% of the remediation costs. Based on data available to the Company and its environmental consultants, the Company estimates its portion of the cleanup costs on an undiscounted basis using existing technologies to be between $4.5 million and $13.5 million over a period of three to five years. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which the cleanup will be measured by the New Jersey Department of Environmental Protection and Energy.

The Company commenced insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. Although the underwriters have disputed this claim, management and its legal counsel believe that recovery is probable of realization in the full amount of the claim. This conclusion is based upon, among other things, the nature of the pollution policies which were broadly designed to cover such contingent liabilities, the favorable state of the law in the State of New Jersey (whose laws have been found to control the interpretation of the policies), and numerous other factual considerations which support the Company's analysis of the insurance contracts and rebut many of the underwriters' defenses.

Accordingly, since management and its legal counsel believe that recovery is probable of realization in the full amount of the claim, there is no net liability in regard to the Tankport obligation.

17.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Tabulated below are certain data for each quarter of 1993 and 1992.

                                                            1st            2nd           3rd           4th
                                                       --------        -------       -------       -------
                                                            (In thousands, except per share amounts)
  1993 QUARTERS:
  Operating revenues ................                  $363,757        380,202       400,398       424,675
  Gross profit ......................                    54,320         64,743        72,860        77,568
  Net income ........................                  $  5,414         10,970        15,313        15,429

   Per Pittston Services Group Common
    Share:
    Net income ......................                  $    .15            .30           .41           .41

  1992 QUARTERS:
  Operating revenues ................                  $320,908        345,497       364,853       383,912
  Gross profit ......................                    47,524         57,502        59,169        63,746
  Net income ........................                  $  2,843          4,953         8,824        10,657

   Per Pittston Services Group Common
    Share:
    Net income ......................                  $    .08            .13           .24           .29

18.  SUBSEQUENT EVENTS

In January 1994, 161,000 shares of convertible preferred stock (convertible into Minerals Stock) were issued to finance a portion of the acquisition of substantially all of the coal mining operations and coal sales contracts of Addington Resources, Inc. While the issuance of the preferred stock had no effect on the capitalization of the Services Group, commencing March 1, 1994, annual cumulative dividends of $31.25 per share of convertible preferred stock are payable quarterly, in cash, in arrears, from the date of original issue out of all funds of the Company legally available therefor, when, as and if declared by the Company's Board. A portion of the acquisition was also financed with additional debt under existing credit facilities. In March 1994, the additional debt incurred for this acquisition was refinanced with a five-year term loan under the New Facility (Note 8). The acquisition and related financing will be attributed to the Minerals Group.

                           PITTSTON MINERALS GROUP

                     STATEMENT OF MANAGEMENT RESPONSIBILITY



The management of The Pittston Company (the "Company") is responsible for preparing the accompanying financial statements and for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles. Management has also prepared the other information in the annual report and is responsible for its accuracy.

In meeting our responsibility for the integrity of the financial statements, we maintain a system of internal controls designed to provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with management's authorization and that the accounting records provide a reliable basis for the preparation of the financial statements. Qualified personnel throughout the organization maintain and monitor these internal controls on an ongoing basis. In addition, the Company maintains an internal audit department that systematically reviews and reports on the adequacy and effectiveness of the controls, with management follow-up as appropriate.

Management has also established a formal Business Code of Ethics which is distributed throughout the Company. We acknowledge our responsibility to establish and preserve an environment in which all employees properly understand the fundamental importance of high ethical standards in the conduct of our business.

The accompanying financial statements have been audited by KPMG Peat Marwick, independent auditors. During the audit they review and make appropriate tests of accounting records and internal controls to the extent they consider necessary to express an opinion on the Minerals Group's financial statements.

The Company's Board of Directors pursues its oversight role with respect to the Minerals Group's financial statements through the Audit and Ethics Committee, which is composed solely of outside directors. The Committee meets periodically with the independent auditors, internal auditors and management to review the Company's control system and to ensure compliance with applicable laws and the Company's Business Code of Ethics.

We believe that the policies and procedures described above are appropriate and effective and do enable us to meet our responsibility for the integrity of the Minerals Group's financial statements.

                          INDEPENDENT AUDITORS' REPORT



THE BOARD OF DIRECTORS AND SHAREHOLDERS
THE PITTSTON COMPANY

We have audited the accompanying balance sheets of Pittston Minerals Group (as described in Note 1) as of December 31, 1993 and 1992 and the related statements of operations and cash flows for each of the years in the three-year period ended December 31, 1993. These financial statements are the responsibility of The Pittston Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements of Pittston Minerals Group present fairly, in all material respects, the financial position of Pittston Minerals Group as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles.

As more fully discussed in Note 1, the financial statements of Pittston Minerals Group should be read in connection with the audited consolidated financial statements of The Pittston Company and subsidiaries.

As discussed in Notes 7, 13 and 16 to the financial statements, Pittston Minerals Group changed its methods of accounting for income taxes and accounting for postretirement benefits other than pensions in 1991.



/s/ KPMG Peat Marwick

KPMG Peat Marwick
Stamford, Connecticut

January 24, 1994

                            PITTSTON MINERALS GROUP

                                 BALANCE SHEETS

                           December 31, 1993 and 1992

                                                                                   1993            1992
                                                                               --------         -------
                                                                                    (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents .........................                          $  2,141           1,990
  Short-term investments ............................                            21,065          20,014
  Accounts receivable:
    Trade (Note 5) ..................................                            68,849          68,198
    Other ...........................................                            18,424           8,420
                                                                               --------         -------
                                                                                 87,273          76,618
    Less estimated amount uncollectible .............                             2,295           1,797
                                                                               --------         -------
                                                                                 84,978          74,821
  Receivable - Pittston Services Group (Note 2) .....                            19,098           2,161
  Inventories:
    Coal ............................................                            18,649          24,770
    Other ...........................................                             2,271           9,163
                                                                               --------         -------
                                                                                 20,920          33,933
  Prepaid expenses ..................................                             8,235           8,807
  Deferred income taxes (Note 7) ....................                            30,723          21,600
                                                                               --------         -------
    Total current assets ............................                           187,160         163,326
Property, plant and equipment, at cost (Note 4):
  Bituminous coal lands .............................                           118,944         112,356
  Land, other than coal lands .......................                             7,414          11,201
  Buildings .........................................                            10,524          12,145
  Machinery and equipment ...........................                           250,310         295,743
                                                                               --------         -------
                                                                                387,192         431,445
  Less accumulated depreciation, depletion
    and amortization ................................                           205,447         224,309
                                                                               --------         -------
                                                                                181,745         207,136
Deferred pension assets (Note 13) ...................                            74,641          71,973
Deferred income taxes (Note 7) ......................                            76,887          66,276
Coal supply contracts (Note 10) .....................                            35,462          39,538
Receivable - Pittston Services Group (Note 2) .......                            14,709           2,918
Other assets ........................................                            35,643          36,529
                                                                               --------         -------
Total assets ........................................                          $606,247         587,696
                                                                               ========         =======

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt (Note 8) .....                          $     30               -
  Accounts payable ..................................                            50,383          54,338
  Accrued liabilities:
    Taxes ...........................................                            17,434          18,226
    Workers' compensation and other claims ..........                            24,205          18,325
    Postretirement benefits other than pensions
        (Note 13) ...................................                            14,803          14,890
    Miscellaneous (Note 13) .........................                            67,979          59,637
                                                                               --------         -------
                                                                                124,421         111,078
                                                                               --------         -------
    Total current liabilities .......................                           174,834         165,416

Long-term debt (Note 8) .............................                               279               -
Postretirement benefits other than pensions (Note 13)                           207,416         197,894
Workers' compensation and other claims ..............                           118,502         136,459
Other liabilities ...................................                           130,073          75,625
Commitments and contingent liabilities
  (Notes 8, 11, 12, 13, 18 and 19)
Shareholder's equity (Note 3) ........................                          (24,857)         12,302
                                                                               --------         -------
Total liabilities and shareholder's equity ...........                         $606,247         587,696
                                                                               ========         =======


See accompanying notes to financial statements.

                            PITTSTON MINERALS GROUP

                            STATEMENTS OF OPERATIONS

                  Years Ended December 31, 1993, 1992 and 1991
                    (In thousands, except per share amounts)



                                                                            1993             1992           1991
                                                                        --------         --------        -------
Net sales .......................................                       $687,089          657,871        582,100
                                                                        --------         --------       --------

Costs and expenses:
  Cost of sales .................................                        644,248          604,319        540,451
  Selling, general and administrative expenses ..                         38,220           37,319         41,495
  Restructuring and other charges (Note 14) .....                         78,633                -        115,214
  Pension credit (Note 13) ......................                              -           (7,083)        (7,082)
                                                                        --------         --------       --------
    Total costs and expenses ....................                        761,101          634,555        690,078
                                                                        --------         --------       --------

Other operating income (Note 15) ................                         10,246            8,762         19,379
                                                                        --------         --------       --------
Operating profit (loss) .........................                        (63,766)          32,078        (88,599)

Interest income .................................                            634              957            892
Interest expense (Note 2) .......................                         (1,336)          (3,499)        (1,963)
Other income (expense), net (Note 15) ...........                           (544)           1,922         11,102
                                                                        --------         --------       --------
Income (loss) before income taxes and cumulative
  effect of accounting changes ..................                        (65,012)          31,458        (78,568)
Provision (credit) for income taxes (Note 7) ....                        (32,032)           9,648        (28,892)
                                                                        --------         --------       --------
Income (loss) before cumulative effect of
  accounting changes ............................                        (32,980)          21,810        (49,676)
Cumulative effect of accounting changes
  (Notes 7, 13 and 16) ..........................                              -                -       (123,328)
                                                                        --------         --------       --------
Net income (loss) ...............................                       $(32,980)          21,810       (173,004)
                                                                        ========         ========       ========

Per Pittston Minerals Group Common Share
  (Note 1):
  Income (loss) before cumulative effect of
    accounting changes ..........................                       $  (4.47)            2.94          (6.66)
  Cumulative effect of accounting changes .......                              -                -         (16.54)
                                                                        --------         --------        -------
  Net income (loss) .............................                       $  (4.47)            2.94         (23.20)
                                                                        ========         ========        =======

Average Pittston Minerals Group Common Shares
 outstanding (Note 1) ...........................                          7,381            7,416          7,457





See accompanying notes to financial statements.

                            PITTSTON MINERALS GROUP

                            STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 1993, 1992 and 1991
                                 (In thousands)



                                                                                         1993             1992            1991
                                                                                    ---------        ---------        --------
Cash flows from operating activities:
  Net income (loss) .....................................                           $ (32,980)          21,810        (173,004)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Cumulative effect of accounting changes ............                                   -                -         123,328
     Noncash charges and other write-offs ...............                              10,846            1,871          14,297
     Depreciation, depletion and amortization ...........                              27,591           23,095          16,319
     Provision (credit) for deferred income taxes .......                             (25,100)          13,915         (32,439)
     Credit for pensions, noncurrent ....................                              (2,646)          (9,579)        (10,108)
     Provision for uncollectible accounts receivable ....                                 528              161             244
     Gain on sale of leveraged leases ...................                                   -           (2,341)        (11,102)
     Gain on sale of property, plant and equipment ......                              (5,064)            (846)         (1,388)
     Other operating, net ...............................                                 193               65               -
     Change in operating assets and liabilities, net of
       effects of acquisitions and dispositions:
         Decrease (increase) in accounts receivable .....                              (2,454)           2,891         (10,864)
         Decrease in inventories ........................                               7,058            2,945           4,596
         Decrease in prepaid expenses ...................                                 608              295             573
         Increase in accounts payable and accrued
           liabilities ..................................                                 396           12,639          16,245
         Decrease (increase) in other assets ............                                (104)            (270)            266
         Increase (decrease) in workers' compensation
           and other claims, noncurrent .................                             (17,957)         (16,644)         39,172
         Increase (decrease) in other liabilities .......                              67,906           (5,445)         44,437
         Other, net .....................................                                (450)             832            (271)
                                                                                    ---------        ---------        --------
           Net cash provided by operating activities ....                              28,371           45,394          20,301
                                                                                    ---------        ---------        --------

Cash flows from investing activities:
  Additions to property, plant and equipment ............                             (21,749)         (50,278)        (34,623)
  Proceeds from disposal of property, plant and
    equipment ...........................................                               2,669            2,217           2,066
  Acquisitions, net of cash acquired, and related
    contingency payments ................................                                (699)         (50,820)           (735)
  Proceeds from leveraged leases ........................                                   -           13,707          24,340
  Other, net ............................................                              10,046             (304)         (3,668)
                                                                                    ---------        ---------        --------
           Net cash used by investing activities ........                              (9,733)         (85,478)        (12,620)
                                                                                    ---------        ---------        --------

Cash flows from financing activities:
  Reductions of debt ....................................                                   -                -          (7,500)
  Borrowings by the Services Group ......................                             (13,266)               -               -
  Repurchase of common stock ............................                                (591)          (2,177)           (258)
  Proceeds from exercise of stock options ...............                               2,633              246             258
  Proceeds from sale of stock to SIP ....................                                  44                -               -
  Proceeds from sale of stock to Services Group .........                                  48                -               -
  Dividends paid ........................................                              (4,583)          (3,648)         (2,937)
  Cost of Services Stock Proposal .......................                              (1,599)               -               -
  Cost of preferred stock issuance  .....................                                (277)               -               -
  Net cash (to) from the Company ........................                                (896)          39,369          11,040
                                                                                    ---------        ---------        --------
           Net cash provided (used) by financing
              activities .................................                            (18,487)          33,790             603
                                                                                    ---------        ---------        --------

Net increase (decrease) in cash and cash equivalents ....                                 151           (6,294)          8,284
Cash and cash equivalents at beginning of year ..........                               1,990            8,284               -
                                                                                    ---------        ---------        --------
Cash and cash equivalents at end of year ................                           $   2,141            1,990           8,284
                                                                                    =========        =========        ========




See accompanying notes to financial statements.

                            PITTSTON MINERALS GROUP

                         NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:
The approval on July 26, 1993 (the "Effective Date"), by the shareholders of The Pittston Company (the "Company") of the Services Stock Proposal, as described in the Company's proxy statement dated June 24, 1993, resulted in the reclassification of the Company's common stock. The outstanding shares of Company common stock were redesignated as Pittston Services Group Common Stock ("Services Stock") on a share-for-share basis and a second class of common stock, designated as Pittston Minerals Group Common Stock ("Minerals Stock"), was distributed on the basis of one-fifth of one share of Minerals Stock for each share of the Company's previous common stock held by shareholders of record on July 26, 1993. Minerals Stock and Services Stock provide shareholders with separate securities reflecting the performance of the Pittston Minerals Group (the "Minerals Group") and the Pittston Services Group (the "Services Group") respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting either group. Accordingly, all stock and per share data prior to the reclassification have been restated to reflect the reclassification. The primary impacts of this restatement are as follows:

o Net income per common share has been included in the Statements of Operations. For the purpose of computing net income per common share of Minerals Stock, the number of shares of Minerals Stock are assumed to be one-fifth of the total number of shares of the Company's common stock.

o All financial impacts of purchases and issuances of the Company's common stock prior to the Effective Date have been attributed to each Group in relation of their respective common equity to the Company's common stock. Dividends paid by the Company were attributed to the Services and Minerals Groups in relation to the initial dividends paid on the Services Stock and the Minerals Stock.

The Company, at any time, has the right to exchange each outstanding share of Minerals Stock for shares of Services Stock having a fair market value equal to 115% of the fair market value of one share of Minerals Stock. In addition, upon the sale, transfer, assignment or other disposition, whether by merger, consolidation, sale or contribution of assets or stock or otherwise, of all or substantially all of the properties and assets of the Minerals Group to any person, entity or group (with certain exceptions), the Company is required to exchange each outstanding share of Minerals Stock for shares of Services Stock having a fair market value equal to 115% of the fair market value of one share of Minerals Stock. Shares of Services Stock are not subject to either optional or mandatory exchange.

Holders of Services Stock have one vote per share. Holders of Minerals Stock have one vote per share subject to adjustment on January 1, 1996, and on each January 1 every two years thereafter based upon the relative fair market values of one share of Minerals Stock and one share of Services Stock on each such date. Accordingly, beginning on January 1, 1996, each share of Minerals Stock may have more than, less than or continue to have exactly one vote. Holders of Services Stock and Minerals Stock vote together as a single voting group on all matters as to which all common shareholders are entitled to vote. In addition, as prescribed by Virginia law, certain amendments to the Company's Restated Articles of Incorporation affecting, among other things, the designation, rights, preferences or limitations of one class of common stock, or any merger or statutory share exchange, must be approved by the holders of such class of common stock, voting as a separate voting group, and, in certain circumstances, may also have to be approved by the holders of the other class of common stock, voting as a separate voting group.

In the event of a dissolution, liquidation or winding up of the Company, the holders of Services Stock and Minerals Stock will receive the funds remaining for distribution, if any, to the common shareholders on a per share basis in proportion to the total number of shares of Services Stock and Minerals Stock, respectively, then outstanding to the total number of shares of both classes of common stock then outstanding.

The Company's Articles of Incorporation limits dividends on Minerals Stock to the lesser of (i) all funds of the Company legally available therefore (as prescribed by Virginia law) and (ii) the Available Minerals Dividend Amount (as defined in the Articles of Incorporation). At December 31, 1993, the Available Minerals Dividend Amount was at least $10,054,000. After giving effect to the issuance of the Convertible Preferred Stock (Note 20), the pro forma Available Minerals Dividend Amount would have been at least $85,622,000. Dividends on Minerals Stock are also restricted by covenants in the Company's public indentures and bank credit agreements.

In conjunction with the Services Stock Proposal, a new share repurchase program was approved whereby the Company could acquire up to 250,000 shares of Minerals Stock from time to time in the open market or in private transactions, as conditions warrant. Through December 31, 1993, 19,000 shares of Minerals Stock were repurchased under the new program at a total cost of $407,000. The program to acquire shares remains in effect in 1994.

The financial statements of the Minerals Group include the balance sheets, results of operations and cash flows of the Coal and Mineral Ventures operations of the Company, and a portion of the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment (Note 2). The Minerals Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate allocations reflected in these financial statements are determined based upon methods which management believes to be an equitable allocation of such expenses and credits.

The Company provides holders of Minerals Stock separate financial statements, financial reviews, descriptions of business and other relevant information for the Minerals Group in addition to consolidated financial information of the Company. Notwithstanding the attribution of assets and liabilities (including contingent liabilities) between the Minerals Group and the Services Group for the purpose of preparing their financial statements, this attribution and the change in the capital structure of the Company as a result of the approval of the Services Stock Proposal did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. Holders of Minerals Stock are shareholders of the Company, which continues to be responsible for all its liabilities. Therefore, financial developments affecting the Minerals Group or the Services Group that affect the Company's financial condition could affect the results of operations and financial condition of both Groups. Accordingly, the Company's consolidated financial statements must be read in connection with the Minerals Group's financial statements.

PRINCIPLES OF COMBINATION:
The accompanying financial statements reflect the accounts of the businesses comprising the Minerals Group. All material intercompany items and transactions have been eliminated in combination. Certain prior year amounts have been reclassified to conform to the current year's financial statement presentation.

CASH AND CASH EQUIVALENTS:
Cash and cash equivalents include cash on hand, demand deposits and investments with original maturities of three months or less.

SHORT-TERM INVESTMENTS:
Short-term investments primarily include funds set aside by management for certain obligations and are carried at cost which approximates market.

INVENTORIES:
Inventories are stated at cost (determined under the average cost method) or market, whichever is lower.

PROPERTY, PLANT AND EQUIPMENT:
Expenditures for maintenance and repairs are charged to expense, and the costs of renewals and betterments are capitalized. Depreciation is provided principally on the straight-line method at varying rates depending upon estimated useful lives. Depletion of bituminous coal lands is provided on the basis of tonnage mined in relation to the estimated total of recoverable tonnage in the ground.

Mine development costs, primarily included in bituminous coal lands, are capitalized and amortized over the estimated useful life of the mine. These costs include expenses incurred for site preparation and development as well as operating deficits incurred at the mines during the development stage. A mine is considered under development until all planned production units have been placed in operation.

INCOME TAXES:
In 1991, the Minerals Group adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

See Note 2 for allocation of the Company's U.S. federal income taxes to the Minerals Group.

PNEUMOCONIOSIS (BLACK LUNG) EXPENSE:
The Minerals Group acts as self-insurer with respect to black lung benefits. Provision is made for estimated benefits in accordance with annual actuarial reports prepared by outside actuaries. The excess of the present value of expected future benefits over the accumulated book reserves is recognized over the amortization period as a level percentage of payroll. Cumulative actuarial gains or losses are calculated periodically and amortized on a straight-line basis. Assumptions used in the calculation of the actuarial present value of black lung benefits are based on actual retirement experience of the Company's coal employees, black lung claims incidence for active miners, actual dependent information, industry turnover rates, actual medical and legal cost experience and current inflation rates. As of December 31, 1993 and 1992, the accrued value of estimated future black lung benefits discounted at 6% was approximately $61,067,000 and $61,095,000, respectively and are included in workers' compensation and other claims. Based on actuarial data, the amount charged to earnings was $438,000 in 1993, $1,029,000 in 1992 and $3,113,000 in
1991. In addition, the Company accrued additional expenses for black lung benefits related to federal and state assessments, legal and administrative expenses and other self insurance. These amounted to $2,887,000 in 1993, $2,073,000 in 1992 and $2,435,000 in 1991.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:
In 1991, the Minerals Group adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), which requires employers to accrue the cost of such retirement benefits during the employees' service with the Minerals Group.

FOREIGN CURRENCY TRANSLATION:
Assets and liabilities of foreign operations have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. Resulting cumulative translation adjustments have been included as a separate component of shareholder's equity.

FINANCIAL INSTRUMENTS:
The Minerals Group hedges against downward movements in gold prices principally through the use of forward sales contracts. Gains and losses on these contracts, designated and effective as hedges, are deferred and recognized upon delivery of gold against these contracts.

REVENUE RECOGNITION:
Coal sales are generally recognized when coal is loaded onto transportation vehicles before shipment to customers. For domestic sales, this occurs when coal is loaded onto railcars at mine locations. For export sales, this occurs when coal is loaded onto marine vessels at terminal facilities.

Gold sales are recognized when products are shipped to a refinery. Settlement adjustments arising from final determination of weights and assays are reflected in sales when received.

NET INCOME PER COMMON SHARE:
Net income per Pittston Minerals Group common share is computed by dividing the net income by the weighted average number of Pittston Minerals Group common shares outstanding during the period. The potential dilution from the exercise of stock options is not material. The shares of Minerals Stock held in The Pittston Company Employee Benefits Trust are evaluated for inclusion in the calculation of net income per Pittston Minerals Group common share under the treasury stock method and have no dilutive effect.

2.  RELATED PARTY TRANSACTIONS

The following policies may be modified or rescinded by action of the Company's Board of Directors (the "Board"), or the Board may adopt additional policies, without approval of the shareholders of the Company, although the Board has no present intention to do so. The Company allocated certain corporate general and administrative expenses, net interest expense and related assets and liabilities in accordance with the policies described below. Corporate assets and liabilities are primarily cash, deferred pension assets, income taxes and accrued liabilities.

FINANCIAL:
As a matter of policy, the Company manages most financial activities of the Minerals Group and the Services Group on a centralized, consolidated basis. Such financial activities include the investment of surplus cash; the issuance, repayment and repurchase of short-term and long-term debt; the issuance and repurchase of common stock and the payment of dividends. In preparing these financial statements for the three-year period ended December 31, 1993, transactions primarily related to invested cash, short-term and long-term debt (including convertible debt), related net interest and other financial costs have been attributed to the Minerals Group based upon its cash flows for the periods presented after giving consideration to the debt and equity structure of the Company. The portion of the Company's interest expense allocated to the Minerals Group for 1993, 1992 and 1991 was $359,000, $2,800,000 and $1,400,000,
respectively. Management believes such method of allocation to be equitable and a reasonable estimate of such costs as if the Minerals Group operated on a stand alone basis.

To the extent borrowings are deemed to occur between the Services Group and the Minerals Group, intercompany accounts have been established bearing interest at the rate in effect from time to time under the Company's unsecured credit lines or, if no such credit lines exist, at the prime rate charged by Chemical Bank from time to time. At December 31, 1993, the amount owed the Minerals Group by the Services Group as a result of borrowings totaled $13,266,000.

SHARED SERVICES:
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Minerals Group based upon utilization and other methods and criteria which management believes to be equitable and a reasonable estimate of such expenses as if the Minerals Group operated on a stand alone basis. These allocations were $7,218,000, $8,554,000 and $8,096,000 in 1993, 1992 and 1991, respectively.

PENSION:
The Minerals Group's pension cost related to its participation in the Company's noncontributory defined benefit pension plan is actuarially determined based on its respective employees and an allocable share of the pension plan assets and calculated in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS 87"). Pension plan assets have been allocated to the Minerals Group based on the percentage of its projected benefit obligation to the plan's total projected benefit obligation.
Management believes such method of allocation to be equitable and a reasonable estimate of such costs as if the Minerals Group operated on a stand alone basis.

INCOME TAXES:
The Minerals Group is included in the consolidated U.S. federal income tax return filed by the Company.

The Company's consolidated provision and actual cash payments for U.S. federal income taxes are allocated between the Minerals Group and Services Group in accordance with the Company's tax allocation policy and reflected in the financial statements for each Group. In general, the consolidated tax provision and related tax payments or refunds are allocated between the Groups, for financial statement purposes, based principally upon the financial income, taxable income, credits and other amounts directly related to the respective Group. Tax benefits that cannot be used by the Group generating such attributes, but can be utilized on a consolidated basis, are allocated to the Group that generated such benefits and an intercompany account is established for the benefit of the Group generating the attributes. At December 31, 1993 and 1992, the Minerals Group was owed $20,541,000 and $5,079,000, respectively, from the Services Group for such tax benefits, of which $14,709,000 and $2,918,000, respectively, was not expected to be received within one year from such dates in accordance with the policy. As a result, the allocated Group amounts of taxes payable or refundable are not necessarily comparable to those that would have resulted if the Groups had filed separate tax returns.

3.  SHAREHOLDER'S EQUITY

The following analyzes shareholder's equity of the Minerals Group for the periods presented:

                                                                    1993          1992          1991
                                                                --------      --------      --------
                                                                            (In thousands)
Balance at beginning of period ............                     $ 12,302       (43,298)      121,874
Net income (loss) .........................                      (32,980)       21,810      (173,004)
Stock options exercised ...................                        2,633           246           258
Stock released from employee benefits
 trust to employee benefits plan ..........                          378           257             -
Stock sold from employee benefits trust to
  employee benefits plan ..................                           44             -
Stock issued to employee benefits plan ....                            -           343             -
Stock sold to Services Group ..............                           48             -             -
Stock repurchases .........................                         (591)       (2,177)         (258)
Dividends declared ........................                       (4,583)       (3,648)       (2,937)
Costs of Services Stock Proposal ..........                       (1,599)            -             -
Foreign currency translation adjustment ...                         (215)         (600)         (271)
Tax benefit of options exercised ..........                          602             -             -
Net cash (to) from the Company ............                         (896)       39,369        11,040
                                                                ---------     --------      --------
  Balance at end of period ................                     $(24,857)       12,302       (43,298)
                                                                ========      ========       =======


Included in shareholder's equity is the cumulative foreign currency translation adjustment of $1,086,000, $871,000 and $271,000 at December 31, 1993, 1992 and
1991, respectively.

4.   PROPERTY, PLANT AND EQUIPMENT

Mine development costs which were capitalized totalled $2,181,000 in 1993, $18,487,000 in 1992 and $12,167,000 in 1991.

The estimated useful lives for property, plant and equipment are as follows:

                                          Years
                                        --------
          Buildings ................... 10 to 15
          Machinery and equipment .....  3 to 15

Depreciation of property, plant and equipment aggregated $23,245,000 in 1993, $19,268,000 in 1992 and $15,999,000 in 1991.

5.   ACCOUNTS RECEIVABLE - TRADE

In 1991, the Company, on behalf of the Minerals Group, entered into agreements with two financial institutions whereby it had the right to sell certain coal receivables, with recourse, to those institutions. One agreement expired on June 30, 1992. The other agreement, which expires September 27, 1994, limits the maximum amount of outstanding receivables that could be owned by the financial institution to $20,000,000. The Minerals Group sold total coal receivables of approximately $16,143,000 in 1993, $23,959,000 in 1992 and $2,776,000 in 1991 under these agreements.

In 1985, the Company, on behalf of the Minerals Group, entered into an agreement whereby it had the right to sell certain coal receivables, with limited recourse, to a financial institution from time to time until December 31, 1991. During 1992, the Minerals Group continued to sell certain coal receivables to the financial institution under essentially the same terms and conditions as the expired agreement. The Minerals Group sold total coal receivables of approximately $41,272,000 in 1992 and $10,706,000 in 1991 under this agreement, which has since been terminated.

As of December 31, 1993, there were no receivables sold which remained to be collected. As of December 31, 1992, receivables sold totalling $11,987,000 remained to be collected.

6.   FINANCIAL INSTRUMENTS

Financial instruments which potentially subject the Minerals Group to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and trade receivables. The Minerals Group's cash and cash equivalents and short-term investments are placed with high credit qualified financial institutions. Also, by policy, the amount of credit exposure to any one financial institution is limited. The Minerals Group makes substantial sales to relatively few large customers. Credit limits, ongoing credit evaluation and account monitoring procedures are utilized to minimize the risk of loss from nonperformance on trade receivables.

The following details the fair values of financial instruments for which it is practicable to estimate the value:

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
The carrying amounts approximate fair value because of the short maturity of these instruments.

DEBT
The aggregate fair value of the Minerals Group's long term debt obligations, which is based upon quoted market prices and rates currently available to the Company for debt with similar terms and maturities, approximates the carrying amount.

OFF-BALANCE SHEET INSTRUMENTS
The Minerals Group utilizes off-balance sheet financial instruments, as discussed below, to hedge its foreign currency and other market exposures. Accordingly, the fair value of these instruments have been considered in determining the fair values of the assets and liabilities being hedged. The risk that counterparties to these contracts may be unable to perform is minimized by limiting the counterparties to major international banks. The Company does not expect any losses due to such counterparty default.

In order to protect itself against downward movements in gold prices, the Minerals Group hedges a portion of its recoverable proved and probable reserves primarily through forward sales contracts. At December 31, 1993, 72,000 ounces of gold, representing approximately 50% of the Minerals Group's recoverable proved and probable reserves, were sold forward under forward sales contracts at an average price of $350 per ounce. Because only a portion of its future production is currently sold forward, the Minerals Group can take advantage of increases, if any, in the spot price of gold. At December 31, 1993, the aggregate carrying value of the Minerals Group's forward sales contracts exceeded their fair value by approximately $2,900,000.

7.   INCOME TAXES

The provision (credit) for income taxes consists of the following:


                                                          U.S.
                                                        Federal        Foreign       State       Total
                                                       ---------       -------      -------     -------
                                                                         (In thousands)
     1993:
     Current .......................                   $ (7,539)           38          569       (6,932)
     Deferred ......................                    (20,358)       (3,100)      (1,642)     (25,100)
                                                       --------        ------       ------      -------
     Total .........................                   $(27,897)       (3,062)      (1,073)     (32,032)
                                                       ========        ======       ======      =======

     1992:
     Current .......................                   $ (5,460)           15        1,178       (4,267)
     Deferred ......................                     13,426             -          489       13,915
                                                       --------        ------       ------      -------
     Total .........................                   $  7,966            15        1,667        9,648
                                                       ========        ======       ======      =======

     1991:
     Current .......................                   $  2,920            12          615        3,547
     Deferred ......................                    (32,439)            -            -      (32,439)
                                                       --------        ------       ------      -------
     Total .........................                   $(29,519)           12          615      (28,892)
                                                       ========        ======       ======      =======


Effective January 1, 1991, the Minerals Group adopted SFAS 109, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. As of January 1, 1991, the Minerals Group recorded a tax credit of approximately $6,396,000, or $.86 per share, which amount represents the net decrease to the deferred tax liability as of that date. Such amount has been reflected in the statement of operations as the cumulative effect of an accounting change.

For the years ended December 31, 1993 and 1991, cash payments for income taxes, net of refunds received, were $2,461,000 and $4,295,000, respectively. For the year ended December 31, 1992, there was a net cash tax refund of $6,962,000.

The significant components of the deferred tax expense (benefit) were as follows:

                                                                    1993            1992           1991
                                                                --------          ------        -------
                                                                              (In thousands)
Deferred tax expense (benefit), exclusive
  of the components listed below ........                       $(25,490)         12,244        (38,394)
Investment tax credit carryforwards .....                              -           6,001          3,869
Net operating loss carryforwards ........                           (273)            777         17,955
Alternative minimum tax credit ..........                          3,531          (7,182)       (15,869)
Change in the valuation allowance for
  deferred tax assets ...................                         (1,368)          2,075              -
Adjustment to deferred tax assets and
  liabilities for the change in the U.S.
  federal tax rate ......................                         (1,500)              -              -
                                                                --------          ------        -------
                                                                $(25,100)         13,915        (32,439)
                                                                ========          ======        =======

The tax benefit for compensation expense related to the exercise of certain employee stock options for tax purposes in excess of compensation expense for financial reporting purposes is recognized as an adjustment to shareholder's equity.

The components of the net deferred tax asset as of December 31, 1993, and December 31, 1992, were as follows:

                                                                                  1993             1992
                                                                              --------          -------
                                                                                    (In thousands)
Deferred tax assets:
  Accounts receivable ..............................                          $    811              672
  Postretirement benefits other than pensions ......                            90,760           83,037
  Workers' compensation and other claims ...........                            54,140           58,483
  Other liabilities and reserves ...................                            66,724           41,069
  Miscellaneous ....................................                             9,017            8,573
  Net operating loss carryforwards .................                             1,682            1,409
  Alternative minimum tax credits ..................                            22,079           25,385
  Valuation allowance ..............................                            (9,615)         (10,983)
                                                                              --------          -------
  Total deferred tax asset .........................                           235,598          207,645
                                                                              --------          -------

Deferred tax liabilities:
  Property, plant and equipment ....................                            43,765           42,446
  Pension assets ...................................                            29,638           28,308
  Miscellaneous ....................................                            54,585           49,015
                                                                              --------          -------
  Total deferred tax liability .....................                           127,988          119,769
                                                                              --------          -------
  Net deferred tax asset ...........................                          $107,610           87,876
                                                                              ========          =======

The recording of net deferred federal tax assets is based upon their expected utilization in the Company's consolidated federal income tax return and the benefit that would accrue to the Minerals Group under the Company's tax allocation policy.

The valuation allowance relates to deferred tax assets in certain foreign and state jurisdictions.

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% in 1993 and 34% in 1992 and 1991 to the income (loss) before income taxes.


                                                                         Years Ended December 31
                                                                     -----------------------------
                                                                     1993           1992           1991
                                                                 --------         ------        -------
                                                                              (In thousands)
Income (loss) before income taxes:
  United States ...........................                      $(58,149)        33,640        (76,309)
  Foreign .................................                        (6,863)        (2,182)        (2,259)
                                                                 --------         ------        -------
                                                                 $(65,012)        31,458        (78,568)
                                                                 ========         ======        =======

Tax provision computed at statutory rate ..                      $(22,754)        10,696        (26,713)
Increases (reductions) in taxes due to:
  Percentage depletion ....................                        (7,598)        (5,033)        (5,101)
  State income taxes (net of federal tax
    benefit) ..............................                          (448)           539            406
  Change in the valuation allowance for
    deferred tax assets ...................                        (1,368)         2,075              -
  Adjustment to deferred tax assets and
    liabilities for the change in the U.S.
    federal tax rate ......................                        (1,500)             -              -
  Miscellaneous ...........................                         1,636          1,371          2,516
                                                                 --------         ------        -------
Actual tax provision (credit) .............                      $(32,032)         9,648        (28,892)
                                                                  =======         ======        =======

It is the policy of the Minerals Group to accrue deferred income taxes on temporary differences related to the financial statement carrying amounts and tax bases of investments in foreign subsidiaries and affiliates which are expected to reverse in the foreseeable future. As of December 31, 1993 and December 31, 1992, there was no unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries and affiliates.

The Minerals Group is included in the Company's consolidated U.S. federal income tax return. Such returns have been audited and settled with the Internal Revenue Service through the year 1981.

As of December 31, 1993, the Minerals Group had $22,079,000 of alternative minimum tax credits allocated to it under the Company's tax allocation policy. Such credits are available to offset future U.S. federal income taxes and, under current tax law, the carryforward period for such credits is unlimited.

The tax benefit of net operating loss carryforwards for the Minerals Group as at December 31, 1993 was $1,682,000 primarily related to foreign operations which have an unlimited carryforward period.

8.   LONG-TERM DEBT

At December 31, 1993, $309,000 of debt outstanding was directly incurred by the Minerals Group. At December 31, 1993 and 1992, none of the Company's long-term debt was attributed to the Minerals Group. Any borrowings by the Company for the benefit of the Minerals Group are directly attributed to it. See the Company's consolidated financial statements and related footnotes for additional discussions of the Company's long-term debt and various financial covenants related to debt agreements.

At December 31, 1993, the Company had separate revolving credit agreements with several banks under which it is permitted to borrow, repay and reborrow up to an aggregate of $250,000,000. Interest is payable at rates based on prime, certificate of deposit, Eurodollar, money market or Federal Funds rates. The agreements, which have various expiration dates beginning in December 1994 and continuing through December 1997, include provisions under which borrowings are converted to term loans with various repayment dates.

In March 1994, the Company entered into a $350,000,000 syndicated revolving credit agreement with a syndicate of banks (the "New Facility"), replacing the Company's previously existing $250,000,000 of revolving credit agreements. The New Facility includes a $100,000,000 five-year term loan, which matures in March 1999. The New Facility also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250,000,000 until March 1999. Interest on borrowings under the New Facility is payable at rates based on prime, certificate of deposit, Eurodollar or money market rates.

At December 31, 1993, the Company's portion of outstanding unsecured letters of credit allocated to the Minerals Group was $41,111,000, primarily supporting its obligations under its various self-insurance programs.

Cash payments made for interest for the years ended December 31, 1993, 1992 and 1991 were $2,126,000, $2,637,000 and $2,875,000, respectively.

9.   STOCK OPTIONS

The Company grants options under its 1988 Stock Option Plan (the "1988 Plan") to executives and key employees and under its Non-Employee Directors' Stock Option Plan (the "Non-Employee Plan") to outside directors to purchase common stock at a price not less than 100% of quoted market value at date of grant.

The 1988 Plan provides for the grant of "incentive stock options", which terminate not later than ten years from the date of grant, and "nonqualified stock options", which terminate not later than ten years and two days from the date of grant. As part of the Services Stock Proposal (Note 1), the 1988 Plan was amended to permit option grants to be made to optionees with respect to either Services Stock or Minerals Stock, or both.

The Non-Employee Plan authorizes initial and automatic grants of "nonqualified stock options" which terminate on the tenth anniversary of grant. Pursuant to the Non-Employee Plan, also amended for the Services Stock Proposal, each non-employee director of the Company elected after July 26, 1993, shall receive an initial grant of an option to purchase 10,000 shares of Services Stock and an option to purchase 2,000 shares of Minerals Stock. On July 1 of each subsequent year, each non-employee director will automatically be granted an option to purchase 1,000 shares of Services Stock and an option to purchase 200 shares of Minerals Stock. The first of such automatic grants was made on August 1, 1993.

The Company's 1979 Stock Option Plan (the "1979 Plan") and 1985 Stock Option Plan (the "1985 Plan") terminated in 1985 and 1988, respectively, except as to options theretofore granted.

At the Effective Date, as defined in Note 1, a total of 2,228,225 shares of common stock were subject to options outstanding under the 1988 Plan, the Non-Employee Plan, the 1979 Plan and the 1985 Plan. Pursuant to antidilution provisions in the option agreements covering such options, the Company has converted these options into options for shares of Services Stock or Minerals Stock, or both, depending primarily on the employment status and responsibilities of the particular optionee. In the case of optionees having Company-wide responsibilities, each outstanding option has been converted into an option for Services Stock and an option for Minerals Stock, in the same ratio as the distribution on the Effective Date of Minerals Stock to shareholders of the Company, viz., one share to one-fifth of the share, with any resultant fractional share of Minerals Stock rounded downward to the nearest whole number of shares. In the case of other optionees, each outstanding option has been converted into a new option for only Services Stock or Minerals Stock, as the case may be, following the Effective Date. As a result, 2,167,247 shares of Services Stock and 507,698 shares of Minerals Stock were subject to options outstanding as of the Effective Date.

The table below summarizes the activity in all plans.

                                                                                     Aggregate
                                                                       No. of         Option
                                                                       Shares          Price
                                                                     ---------       ---------
                                                                      (Dollars in thousands)
THE PITTSTON COMPANY COMMON STOCK:
     Outstanding:
       12/31/93 ..............................                               -        $     -
       12/31/92 ..............................                       2,667,966         41,577
     Granted:
       1993 ..................................                          17,500            294
       1992 ..................................                         758,300         11,706
       1991 ..................................                         233,000          3,886
     Became exercisable:
       1993 ..................................                         468,250          7,749
       1992 ..................................                         320,009          5,367
       1991 ..................................                         438,508          7,203
     Exercised:
       1993 ..................................                         377,191          5,379
       1992 ..................................                         113,347          1,472
       1991 ..................................                         128,987          1,546

PITTSTON MINERALS GROUP COMMON STOCK:
     Outstanding:
       1993 ..................................                         623,498         11,023
     Granted:
       1993 ..................................                         252,000          6,094
     Became exercisable:
       1993 ..................................                           3,575             50
     Exercised
       1993 ..................................                         134,528          1,738


At December 31, 1993, total of 240,814 shares of Minerals Stock were exercisable. In addition, there were 640,298 shares of Minerals Stock reserved for issuance under the plans, including 16,800 shares of Minerals Stock reserved for future grant.

10.   ACQUISITIONS

During 1993, the Minerals Group made installment and contingency payments related to acquisitions consummated in prior years. Total consideration paid was $699,000.

During 1992, the Minerals Group acquired two businesses for an aggregate purchase price of $45,142,000, including installment payments to be made of $1,720,000. Of the total purchase price, $42,734,000 was for the purchase of a company whose principal assets include two long-term coal supply contracts.
The fair value of assets acquired was $48,168,000 and liabilities assumed was $3,026,000. The acquisitions have been accounted for as purchases and the purchase price was essentially equal to the fair value of net assets acquired. In addition, the Minerals Group made cash payments of $7,398,000 for an equity investment.

During 1991, the Minerals Group made a contingency payment of $735,000 related to an acquisition consummated in a prior year.

The results of operations of the acquired companies have been included in the Minerals Group's results of operations from their date of acquisition.

11.  JOINT VENTURE

The Minerals Group, through a wholly owned indirect subsidiary of the Company, entered into a partnership agreement in 1982 with four other coal companies to construct and operate coal port facilities in Newport News, Virginia, in the Port of Hampton Roads (the "Facilities"). The Facilities commenced operations in 1984, and now have an annual throughput capacity of 22 million tons, with a ground storage capacity of approximately 2 million tons. The Minerals Group initially had an indirect 25% interest in the partnership, Dominion Terminal Associates ("DTA"). Initial financing of the Facilities was accomplished through the issuance of $135,000,000 principal amount of revenue bonds by the Peninsula Ports Authority of Virginia (the "Authority"), which is a political subdivision of the Commonwealth of Virginia. In 1987, the original revenue bonds were refinanced by the issuance of $132,800,000 of coal terminal revenue refunding bonds of which two series of these bonds in the aggregate principal amount of $33,200,000 were attributable to the Minerals Group. In 1990, the Minerals Group acquired an additional indirect 7 1/2% interest in DTA for cash of $3,055,000 plus the assumption of bond indebtedness, increasing its ownership to 32 1/2%. With the increase in ownership, $9,960,000 of the remaining four additional series of the revenue refunding bonds of $99,600,000 became attributable to the Minerals Group. In November 1992, all bonds attributable to the Minerals Group were refinanced with the issuance of a new series of coal terminal revenue refunding bonds in the aggregate principal amount of $43,160,000. The new series of bonds bear a fixed interest rate of 7 3/8%. The Authority owns the Facilities and leases them to DTA for the life of the bonds, which mature on June 1, 2020. DTA may purchase the facilities for $1 at the end of the lease term. The obligations of the partners are several, and not joint.

Under loan agreements with the Authority, DTA is obligated to make payments sufficient to provide for the timely payment of the principal of and interest on the bonds of the new series. Under a throughput and handling agreement, the Minerals Group has agreed to make payments to DTA that in the aggregate will provide DTA with sufficient funds to make the payments due under the loan agreements and to pay the Minerals Group's share of the operating costs of the Facilities. The Company has also unconditionally guaranteed the payment of the principal of and premium, if any, and the interest on the new series of bonds. Payments for operating costs aggregated $7,949,000 in 1993, $6,819,000 in 1992 and $6,885,000 in 1991. The Minerals Group has the right to use 32 1/2% of the throughput and storage capacity of the Facilities subject to user rights of third parties which pay the Minerals Group a fee. The Minerals Group pays throughput and storage charges based on actual usage at per ton rates determined by DTA.

12.  LEASES

The Minerals Group's businesses lease coal mining and other equipment under long-term operating leases with varying terms, and most of the leases contain renewal and/or purchase options. As of December 31, 1993, aggregate future minimum lease payments under noncancellable operating leases were as follows:

                                                                    Equipment
                                                     Facilities     and Other      Total
                                                     ----------     ---------     -------
                                                                 (In thousands)
     1994 ........................                    $   769         22,738       23,507
     1995 ........................                        704         19,951       20,655
     1996 ........................                        753         14,760       15,513
     1997 ........................                        803         10,452       11,255
     1998 ........................                        801          7,464        8,265
     1999 ........................                        775          1,624        2,399
     2000 ........................                        766            172          938
     2001 ........................                        483             87          570
     2002 ........................                         30              -           30
     2003 ........................                         30              -           30
     Later Years .................                        800              -          800
                                                      -------         ------       ------
                                                      $ 6,714         77,248       83,962
                                                      =======         ======      =======

The above amounts are net of aggregate future minimum noncancellable sublease rentals of $87,000. Almost all of the above amounts related to equipment are guaranteed by the Company.

Rent expense amounted to $24,854,000 in 1993, $25,570,000 in 1992 and
$26,181,000 in 1991 and is net of sublease rentals of $69,000 in each year.

13.  EMPLOYEE BENEFIT PLANS

The Minerals Group's businesses participate in the Company's noncontributory defined benefit pension plan covering substantially all nonunion employees who meet certain minimum requirements. Benefits under the plan are based on salary and years of service. The Minerals Group's pension cost is actuarially determined based on its employees and an allocable share of the pension plan assets. The Company's policy is to fund the actuarially determined amounts necessary to provide assets sufficient to meet the benefits to be paid to plan participants in accordance with applicable regulations. The net pension credit for 1993, 1992 and 1991 for the Minerals Group is as follows:

                                                                            Years Ended December 31
                                                                         ----------------------------
                                                                       1993            1992          1991
                                                                   --------         -------       -------
                                                                                (In thousands)
  Service cost - benefits earned during year ..                     $  2,772          2,528         2,280
  Interest cost on projected benefit
    obligation ................................                        8,873          8,248         7,576
  Loss (return) on assets - actual ............                      (20,347)       (15,105)      (30,189)
  Return on assets - deferred gain ............                        6,317          1,833        17,307
  Amortization of initial net asset ...........                            -         (7,083)       (7,082)
                                                                    --------        -------       -------
  Net pension credit ..........................                     $ (2,385)        (9,579)      (10,108)
                                                                    ========        =======       =======


The Minerals Group's allocated funded status and deferred pension assets at December 31, 1993 and 1992 are as follows:

                                                                               1993              1992
                                                                           --------           -------
                                                                                 (In thousands)
  Actuarial present value of accumulated benefit
    obligation:
      Vested .......................................                       $101,775            84,991
      Nonvested ....................................                          4,264             2,629
                                                                           --------           -------
                                                                            106,039            87,620
  Benefits attributable to projected salaries ......                         17,372            13,786
                                                                           --------           -------
  Projected benefit obligation .....................                        123,411           101,406
  Plan assets at fair value ........................                        165,849           152,542
                                                                           --------           -------
  Excess of plan assets over projected benefit
    obligation .....................................                         42,438            51,136
  Unrecognized experience loss .....................                         31,463            20,720
  Unrecognized prior service cost ..................                            254               117
                                                                           --------           -------
  Net pension assets ...............................                         74,155            71,973
  Current pension liability ........................                            486                 -
                                                                           --------           -------
  Deferred pension asset per balance sheet .........                       $ 74,641            71,973
                                                                           ========           =======

The assumptions used in determining the net pension credit for the Company's major pension plan for 1993, 1992 and 1991 were as follows:

  Interest cost on projected benefit obligations ..                         9.0%
  Expected long-term rate of return on assets .....                        10.0%
  Rate of increase in compensation levels .........                         5.0%

For the valuation of pension obligations and the calculation of the funded status, the discount rate was 7.5% in 1993 and 9.0% in 1992 and 1991. The expected long-term rate of return on assets was 10% in all years presented. The rate of increase in compensation levels used was 4% in 1993 and 5% in 1992 and 1991.

The unrecognized initial net asset at January 1, 1986, the date of adoption of SFAS 87, has been amortized over the estimated remaining average service life of the employees, which period ended at December 31, 1992. As of December 31, 1993, approximately 73% of plan assets were invested in equity securities and 27% in fixed income securities.

Under the 1990 collective bargaining agreement with the United Mine Workers of America ("UMWA"), the Minerals Group has made payments, based on hours worked, into escrow accounts established for the benefit of union employees (Note 18). The Minerals Group's coal operations recognized pension expense of $1,799,000 in 1993, $2,457,000 in 1992 and $2,273,000 in 1991 under the terms of the agreement. The total amount accrued at December 31, 1993 and 1992 under these escrow agreements was $21,064,000 and $20,184,000, respectively, and is included in miscellaneous accrued liabilities.

The Minerals Group also provides certain postretirement health care and life insurance benefits for eligible active and retired employees in the United States. Effective January 1, 1991, the Minerals Group adopted SFAS 106, which requires the accrual method of accounting for postretirement health care and life insurance benefits based on actuarially determined costs to be recognized over the period from the date of hire to the full eligibility date of employees who are expected to qualify for such benefits. As of January 1, 1991, the Minerals Group recognized the full amount of its estimated accumulated postretirement benefit obligation on that date, which represents the present value of the estimated future benefits payable to current retirees and a pro rata portion of estimated benefits payable to active employees after retirement. The pretax charge to 1991 earnings was $196,360,000 with a net earnings effect of $129,724,000 or $17.40 per share. The latter amount has been reflected in the statement of operations as the cumulative effect of an accounting change.

For the years 1993, 1992 and 1991, the components of periodic expense for these postretirement benefits were as follows:

                                                                            Years Ended December 31
                                                                          --------------------------
                                                                        1993            1992         1991
                                                                     -------         -------      -------
                                                                                 (In thousands)
Service cost-benefits earned during year ......                      $ 2,513          2,216        2,335
Interest cost on accumulated postretirement
  benefit obligation ..........................                       21,462         19,153       17,670
                                                                     -------        -------       ------
Total expense .................................                      $23,975         21,369       20,005
                                                                     =======        =======       ======


The interest costs on the accumulated postretirement benefit obligation was 9% for all years presented.

At December 31, 1993 and 1992, the actuarial and recorded liabilities for these postretirement benefits, none of which have been funded, were as follows:

                                                                                     1993            1992
                                                                                 --------         -------
                                                                                      (In thousands)
Accumulated postretirement benefit obligation:
  Retirees ...........................................                           $200,380         166,034
  Fully eligible active plan participants ............                             44,774          32,170
  Other active plan participants .....................                             40,542          27,485
                                                                                 --------         -------
                                                                                  285,696         225,689
Unrecognized experience loss .........................                            (63,477)        (12,905)
                                                                                 --------         -------
Liability included on the balance sheet ..............                            222,219         212,784
Less current portion .................................                             14,803          14,890
                                                                                 --------         -------
Noncurrent liability for postretirement
  health care and life insurance benefits ............                           $207,416         197,894
                                                                                 ========         =======

The accumulated postretirement benefit obligation was determined using the unit credit method and an assumed discount rate of 7.5% in 1993 and 9.0% in 1992. The assumed health care cost trend rate used in 1993 was 10% for pre-65 retirees, grading down to 5% in the year 2000. For post-65 retirees, the assumed trend rate in 1993 was 8%, grading down to 5% in the year 2000. The assumed medicare cost trend rate used in 1993 was 7%, grading down to 5% in the year 2000.

A one percent increase each year in the health care cost trend rate used would have resulted in a $3,297,000 increase in the aggregate service and interest components of expense for the year 1993, and a $35,421,000 increase in the accumulated postretirement benefit obligation at December 31, 1993.

The Minerals Group also participates in the Company's Savings-Investment Plan to assist eligible employees in providing for retirement or other future financial needs. Employee contributions are matched up to 5% of compensation (subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended). Contribution expense under the plan aggregated $2,021,000 in 1993, $2,059,000 in 1992 and $1,864,000 in 1991.

The Minerals Group sponsors two other defined contribution plans and contributions under these plans aggregated $475,000 in 1993, $420,000 in 1992 and $637,000 in 1991.

In October 1992, the Coal Industry Retiree Health Benefit Act of 1992 (the "Health Benefit Act") was enacted as part of the Energy Policy Act of 1992.
The Health Benefit Act established new rules for the payment of future health care benefits for thousands of retired union mine workers and their dependents. Part of the burden for these payments has been shifted by the Health Benefit Act from certain coal producers, which had a contractual obligation to fund such payments, to producers such as the Company which have collective bargaining agreements with the UMWA that do not require such payments and to numerous other companies which are no longer in the coal business. The Health Benefit Act established a trust fund to which "signatory operators" and "related persons," including the Company and certain of its coal subsidiaries (the "Pittston Companies") would be obligated to pay annual premiums for assigned beneficiaries, together with a pro rata share for certain beneficiaries who never worked for such employers ("unassigned beneficiaries"), in amounts to be determined by the Secretary of Health and Human Services on the basis set forth in the Health Benefit Act.

In October 1993, the Pittston Companies received notices from the Social Security Administration (the "SSA") with regard to their assigned beneficiaries for which they are responsible under the Health Benefit Act; the Pittston Companies also received a calculation of their liability for the first two years. For 1993 and 1994, this liability (on a pretax basis) is approximately $9,100,000 and $11,000,000, respectively. The Company believes that the annual liability under the Health Benefit Act for the Pittston Companies' assigned beneficiaries will continue in the $10,000,000 to $11,000,000 range for the next ten years and should begin to decline thereafter as the number of such assigned beneficiaries decreases.

Based on the number of beneficiaries actually assigned by the SSA, the Company estimates the aggregate pretax liability relating to the Pittston Companies' assigned beneficiaries at approximately $265-$275 million, which when discounted at 8% provides a present value estimate of approximately $100-$110 million.

The ultimate obligation that will be incurred by the Company could be significantly affected by, among other things, increased medical costs, decreased number of beneficiaries, governmental funding arrangements and such federal health benefit legislation of general application as may be enacted.
In addition, the Health Benefit Act requires the Pittston Companies to fund, pro rata according to the total number of assigned beneficiaries, a portion of the health benefits for unassigned beneficiaries. At this time, the funding for such health benefits is being provided from another source and for this and other reasons the Pittston Companies' ultimate obligation for the unassigned beneficiaries cannot be determined. The Company accounts for its obligations under the Health Benefit Act as a participant in a multi-employer plan and recognizes the annual cost on a pay-as-you-go basis.

The Minerals Group is required to implement a new accounting standard for postemployment benefits, Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112") in 1994. This standard requires employers who provide benefits to former employees after employment but before retirement to accrue such costs as the benefits accumulate or vest. The Minerals Group has determined that the cumulative effect of adopting SFAS 112 is immaterial.

14.  RESTRUCTURING AND OTHER CHARGES

Operating results include restructuring and other charges of $78,633,000 in 1993 and $115,214,000 in 1991 which have been recognized in the statements of operations.

The 1993 charges relate to mine closing costs including employee benefit costs and certain other noncash charges, together with the estimated liabilities in connection with previously reported litigation (the so-called "Evergreen Case") brought against the Company and a number of its coal subsidiaries by the trustees of certain pension and benefit trust funds established under collective bargaining agreements with the UMWA (Note 18). These charges impacted Coal and Mineral Ventures operating profit in the amount of $70,713,000 and $7,920,000, respectively.

The charge in the Coal segment in 1993 consists of closing costs for mines which were closed at the end of 1993 and for scheduled closures of mines in early 1994, including employee severance and other benefit costs and estimated liabilities regarding the Evergreen Case. The charge in the Mineral Ventures segment in 1993 related to the write-down of the Minerals Group's investment in the Uley graphite mine in Australia. Although reserve drilling of the Uley property indicates substantial graphite deposits, processing difficulties, depressed graphite prices which have remained significantly below the level prevailing at the start of the project and an analysis of various technical and marketing conditions affecting the project resulted in the determination that the assets have been impaired and that loss recognition was appropriate.

Of the total amount of 1993 charges, $10,846,000 was for noncash write-downs of assets and the remainder represents liabilities, of which $7,015,000 are expected to be paid in 1994. The Minerals Group intends to fund any cash requirements during 1994 and thereafter with anticipated cash flows from operating activities with shortfalls, if any, financed through borrowings under revolving credit agreements or short-term borrowing arrangements.

The 1991 charge impacted Coal segment operations and primarily related to costs associated with coal mine shutdowns. Of the total charge, $14,415,000 was for noncash asset write-downs.

15.  OTHER INCOME AND EXPENSE

Other operating income includes gains aggregating $5,846,000 in 1991 from the disposal of certain excess coal reserves which increased net income by $.51 per share. In addition, other operating income primarily includes coal royalty income generated from coal and natural gas properties owned by the Minerals Group.

Other income includes gains aggregating $2,341,000 in 1992 and $11,102,000 in 1991 from the sale of investments in leveraged leases which increased net income by $.37 per share in 1992 and $1.11 per share in 1991.

16.   ACCOUNTING CHANGES

During 1991, the Minerals Group adopted two changes in accounting principles in connection with the issuance of two accounting standards by the Financial Accounting Standards Board. The effect of these changes on the statement of operations as of January 1, 1991, the date of adoption, has been recognized as the cumulative effect of accounting changes as follows:

                                                                                 (In thousands)
  Accrual method of recognizing postretirement
    benefits other than pensions, net of income
    taxes (Note 13) .....................................                           $(129,724)
  Asset/liability method of recognizing income
    taxes (Note 7) ......................................                               6,396
                                                                                    ---------
  Net expense ...........................................                           $(123,328)
                                                                                    =========

17.  SEGMENT INFORMATION

Net sales by geographic area are as follows:

                                                                     Years Ended December 31
                                                               ---------------------------------
                                                                1993             1992              1991
                                                            --------          -------           -------
                                                                          (In thousands)
United States:
  Domestic customers ..................                     $359,748          314,092           234,957
  Export customers in Europe ..........                      132,753          136,636           113,082
  Export customers in Japan ...........                       84,195           96,090            99,840
  Export customers in Brazil ..........                       30,266           39,670            59,206
  Other export customers ..............                       65,282           71,383            75,015
                                                            --------          -------           -------
                                                             672,244          657,871           582,100
Australia .............................                       14,845                -                 -
                                                            --------          -------           -------
                                                            $687,089          657,871           582,100
                                                            ========          =======           =======

The following is derived from the business segment information in the Company's consolidated financial statements as it relates to the Minerals Group. See
Note 2, Related Party Transactions, for a description of the Company's policy for corporate allocations.

The Minerals Group's portion of the Company's operating profit is as follows:

                                                                       Years Ended December 31
                                                                  ---------------------------------
                                                                1993             1992              1991
                                                            --------          -------           -------
                                                                           (In thousands)
United States* ........................                     $(49,157)          35,713           (85,409)
Australia* ............................                       (7,391)          (2,164)           (2,176)
                                                            --------          -------           -------
Minerals Group's portion of the
  Company's segment operating profit ..                      (56,548)          33,549           (87,585)
Corporate expenses allocated to
  the Minerals Group ..................                       (7,218)          (8,554)           (8,096)
Pension credit ........................                            -            7,083             7,082
                                                            --------          -------           -------
  Operating profit (loss) .............                     $(63,766)          32,078           (88,599)
                                                            ========          =======           =======


* Operating profit (loss) includes restructuring and other charges aggregating $78,633,000 in 1993, of which $70,713,000 is included in the United States and $7,920,000 is included in Australia, and $115,214,000 in 1991, all of which is included in the United States (Note 14).

The Minerals Group's portion of the Company's assets at year end is as follows:

                                                                      Years Ended December 31
                                                                 ---------------------------------
                                                                1993             1992              1991
                                                            --------          -------           -------
                                                                          (In thousands)
United States .........................                     $503,002          514,307           476,414
Australia .............................                       13,162           19,106             2,658
                                                            --------          -------           -------
Minerals Group's portion of the
  Company's assets ....................                      516,164          533,413           479,072
Minerals Group's portion of
  corporate assets ....................                       90,083           54,283            49,104
                                                            --------          -------           -------
  Total Minerals Group's assets .......                     $606,247          587,696           528,176
                                                            ========          =======           =======

Industry segment information is as follows:

                                                                                         Years Ended December 31
                                                                                       ----------------------------
                                                                                      1993           1992          1991
                                                                                  --------        -------       -------
                                                                                              (In thousands)
REVENUES:
  Coal .................................................                          $672,244        657,871       582,100
  Mineral Ventures .....................................                            14,845              -             -
                                                                                  --------        -------       -------
    Total revenues .....................................                          $687,089        657,871       582,100
                                                                                  ========        =======       =======


OPERATING PROFIT (LOSS):
 *Coal .................................................                          $(48,246)        36,905       (84,124)
 *Mineral Ventures .....................................                            (8,302)        (3,356)       (3,461)
                                                                                  --------        -------       -------
    Segment operating profit (loss) ....................                           (56,548)        33,549       (87,585)
  Allocated general corporate expense ..................                            (7,218)        (8,554)       (8,096)
  Pension credit .......................................                                 -          7,083         7,082
                                                                                  --------        -------       -------
    Total operating profit (loss) ......................                          $(63,766)        32,078       (88,599)
                                                                                  ========        =======       =======


 * Operating profit (loss) of the Coal segment includes restructuring and other charges of $70,713,000 in 1993 and $115,214,000 in 1991 (Note 14).
      Operating loss of the Mineral Ventures segment includes restructuring and other charges of $7,920,000 in 1993 (Note 14).

CAPITAL EXPENDITURES:
  Coal .................................................                          $ 15,499         48,945        32,751
  Mineral Ventures .....................................                             2,690          6,526           475
  Allocated general corporate ..........................                                47             70           869
                                                                                  --------        -------       -------
    Total capital expenditures .........................                          $ 18,236         55,541        34,095
                                                                                  ========        =======       =======


DEPRECIATION, DEPLETION AND AMORTIZATION:
  Coal .................................................                          $ 25,679         22,961        16,180
  Mineral Ventures .....................................                             1,779              3             8
  Allocated general corporate ..........................                               133            131           131
                                                                                  --------        -------       -------
    Total depreciation, depletion and amortization .....                          $ 27,591         23,095        16,319
                                                                                  ========        =======       =======


ASSETS AT DECEMBER 31:
  Coal .................................................                          $499,494        513,826       475,924
  Mineral Ventures .....................................                            16,670         19,587         3,148
                                                                                  --------        -------       -------
    Identifiable assets ................................                           516,164        533,413       479,072
  Allocated portion of the Company's corporate assets ..                            90,083         54,283        49,104
                                                                                  --------        -------       -------
    Total assets .......................................                          $606,247        587,696       528,176
                                                                                  ========        =======       =======


In 1993, 1992 and 1991, net sales to one customer of the Coal segment amounted to $106,253,000, $86,319,000 and $51,823,000, respectively.


18.  LITIGATION

In 1988, the trustees of certain pension and benefit trust funds established under collective bargaining agreements with the UMWA brought an action (the so-called "Evergreen Case") against the Company and a number of its coal subsidiaries in the United States District Court for the District of Columbia, claiming that the defendants are obligated to contribute to such trust funds in accordance with the provisions of the 1988 National Bituminous Coal Wage Agreement, to which neither the Company nor any of its subsidiaries is a signatory. In January 1992, the Court issued an order granting summary judgment in favor of the trustees on the issue of liability, which was thereafter affirmed by the Court of Appeals. In June 1993 the United States Supreme Court denied a petition for a writ of certiorari. The case has been remanded to District Court, and damage and other issues remain to be decided. In September 1993, the Company filed a motion seeking relief from the District Court's grant of summary judgment based on, among other things, the Company's allegations that plaintiffs improperly withheld evidence that directly refutes plaintiffs' representations to the District Court and the Court of Appeals in this case. In December 1993, that motion was denied.

In furtherance of its ongoing effort to identify other available legal options for seeking relief from what it believes to be an erroneous finding of liability in the Evergreen Case, the Company has filed suit against the Bituminous Coal Operators Association and others to hold them responsible for any damages sustained by the Company as a result of the Evergreen Case. Although the Company is continuing that effort, the Company, following the District Court's ruling in December 1993, recognized the potential liability that may result from an adverse judgment in the Evergreen Case (Note 14). In any event, any final judgment in the Evergreen Case will be subject to appeal.

As a result of the Health Benefit Act (Note 13), there is no continuing liability in this case in respect of health benefit funding after February 1, 1993.

In April 1990 the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ("Tankport") in Jersey City, New Jersey, which operations were sold in 1983. Under the settlement agreement, the Company is obligated to pay 80% of the remediation costs. Based on data available to the Company and its environmental consultants, the Company estimates its portion of the cleanup costs on an undiscounted basis using existing technologies to be between $4.5 million and $13.5 million over a period of three to five years. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which the cleanup will be measured by the New Jersey Department of Environmental Protection and Energy.

The Company commenced insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. Although the underwriters have disputed this claim, management and its legal counsel believe that recovery is probable of realization in the full amount of the claim. This conclusion is based upon, among other things, the nature of the pollution policies which were broadly designed to cover such contingent liabilities, the favorable state of the law in the State of New Jersey (whose laws have been found to control the interpretation of the policies), and numerous other factual considerations which support the Company's analysis of the insurance contracts and rebut many of the underwriters' defenses.

Accordingly, since management and its legal counsel believe that recovery is probable of realization in the full amount of the claim, there is no net liability in regard to the Tankport obligation.

19.   COMMITMENTS

At December 31, 1993, the Minerals Group had contractual commitments to purchase coal which is primarily used to blend with company mined coal. Based on the contract provisions these commitments are currently estimated to aggregate approximately $195,790,000 and expire from 1994 through 1998 as follows:

                                                                  (In thousands)
              1994 ................................                  $ 75,979
              1995 ................................                    45,099
              1996 ................................                    31,812
              1997 ................................                    21,450
              1998 ................................                    21,450
                                                                     --------
                                                                     $195,790
                                                                     ========

The 1994 amount includes a commitment of $23,250,000 relating to a purchase contract with Addington Resources, Inc. ("Addington"). This contract was part of the coal mining operations of Addington acquired in 1994 (Note 20). A new commitment totaling $127,920,000 over approximately four years was entered into with operations of Addington which were not part of the acquisition.

Purchases under the contracts were $81,069,000 in 1993, $74,331,000 in 1992, $58,155,000 in 1991.

20.  SUBSEQUENT EVENT

In January 1994, a wholly owned indirect subsidiary of the Company completed the acquisition of substantially all of the coal mining operations and coal sales contracts of Addington for $157 million, subject to certain purchase price adjustments. The acquisition will be accounted for as a purchase; accordingly, the purchase price has been allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of acquisition. Such allocation has been based on preliminary estimates which may be revised at a later date. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was approximately $77 million.

The acquisition was financed by the issuance of $80.5 million of a new series of the Company's preferred stock convertible into Minerals Stock, described below, and additional debt under existing credit facilities. This financing will be attributed to the Minerals Group. In March 1994, the additional debt incurred for this acquisition was refinanced with a five-year term loan under the New Facility (Note 8).

In January 1994, the Company issued 161,000 shares of its $31.25 Series C Cumulative Convertible Preferred Stock, par value $10 per share (the "Convertible Preferred Stock"). The Convertible Preferred Stock pays an annual cumulative dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefor, when, as and if declared by the Board and bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon. Each share of the Convertible Preferred Stock is convertible at the option of the holder at any time after March 11, 1994, unless previously redeemed or, under certain circumstances, called for redemption, into shares of Minerals Stock at a conversion price of $32.175 per share of Minerals Stock, subject to adjustment in certain circumstances. Except under certain circumstances, the Convertible Preferred Stock is not redeemable prior to February 1, 1997. On and after such date, the Company may at its option, redeem the Convertible Preferred Stock, in whole or in part, for cash initially at a price of $521.875 per share, and thereafter at prices declining ratably annually on each February 1 to an amount equal to $500.00 per share on and after February 1, 2004, plus in each case an amount equal to accrued and unpaid dividends on a date of redemption. Except under certain circumstances or as prescribed by Virginia law, shares of the Convertible Preferred Stock are nonvoting.

The following table presents, on a pro forma basis, a condensed consolidated balance sheet of the Minerals Group at December 31, 1993, giving effect to the acquisition as if it had occurred on that date.


                                                                      Pro Forma
                                                                     December 31,
                                                                         1993
                                                                     ------------
              (Unaudited)                                           (In thousands)
              Current assets .......................                    $203,872
              Net property, plant and equipment ....                     268,394
              Intangibles ..........................                      76,922
              Other assets .........................                     314,676
                                                                        --------
                                                                        $863,864
                                                                        ========

              Current liabilities ..................                    $215,281
              Long-term debt .......................                      79,916
              Other long-term liabilities ..........                     515,813
              Shareholder's equity .................                      52,854
                                                                        --------
                                                                        $863,864
                                                                        ========


The acquisition will be included in the Minerals Group's statements of operations beginning in 1994. The following pro forma results, however, assume that the acquisition had occurred at the beginning of 1993. The unaudited pro forma data below are not necessarily indicative of results that would have occurred if the transaction were in effect for the year ended December 31, 1993, nor are they indicative of the future results of operations of the Minerals Group.


                                                                      Pro Forma
                                                                      Year Ended
                                                                     December 31,
                                                                         1993
                                                                     ------------
                                                                    (In thousands,
              (Unaudited)                                       except per share data)
              Net sales ............................                    $958,688
                                                                        ========
              Net loss .............................                    $(17,357)
                                                                        ========

              Pittston Minerals Group:
                Net loss attributable to common
                  shares ...........................                    $(22,388)
                                                                        ========

                Net loss per common share ..........                    $  (3.03)
                                                                        ========

                Average common shares outstanding ..                       7,381
                                                                        ========

21.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Tabulated below are certain data for each quarter of 1993 and 1992.

                                                           1st          2nd          3rd           4th
                                                      --------      -------      -------      --------
                                                         (In thousands, except per share amounts)
  1993 QUARTERS:
  Net sales .........................                 $ 167,991     174,457      169,040       175,601
  Gross profit ......................                    10,223      10,088       10,406        12,124
  Net income (loss) .................                 $   2,742       3,170        5,932       (44,824)

  Per Pittston Minerals Group Common
    Share:
  Net income (loss) .................                 $     .38         .43          .80         (5.98)

  1992 QUARTERS:
  Net sales .........................                 $ 168,244     160,897      168,714       160,016
  Gross profit ......................                    11,554      15,936       13,815        12,247
  Net income ........................                 $   4,440       6,602        5,862         4,906

  Per Pittston Minerals Group Common
    Share:
  Net income ........................                 $     .59         .89          .79           .67


Net income (loss) includes fourth quarter 1993 restructuring and other charges of $78,633,000 (Note 14).

Net income in the fourth quarter of 1992 includes gains of $2,341,000 from the sale of leveraged leases (Note 15).

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            Not applicable.

                                   PART III


Item 10:    Directors and Executive Officers of the
Registrant

     The information required by this Item regarding directors is incorporated by reference to Pittston's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 1993. The information regarding executive officers is included in this report following Item 4, under the caption "Executive Officers of the Registrant."

Item 11:    Executive Compensation
Item 12:    Security Ownership of Certain Beneficial Owners and Management
Item 13:    Certain Relationships and Related Transactions

     The information required by Items 11 through 13 is incorporated by reference to Pittston's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 1993.

                                  PART IV


Item 14:    Exhibits, Financial Statement Schedules and
Reports on Form 8-K

(a) 1. All financial statements - see index to financial statements and schedules

     2. Financial statement schedules - see index to financial statements and schedules

     3.  Exhibits - see exhibit index

(b)  Reports on Form 8-K were filed as follows:

     1. Report filed December 13, 1993, with respect to amendment of the Company's bylaws.

     2. Report filed December 20, 1993, with respect to the Company's announcement of the acquisition of Addington Resources, Inc.

     3. Report filed December 22, 1993, with respect to the Company's acquisition of Addington Resources, Inc.









Undertaking

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8 Nos. 2-64258, 33-2039, 33-21393, 33-23333 and 33-69040:

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1994.

                                               The Pittston Company
                                                  (Registrant)


                                            By      J. C. Farrell
                                              (J. C. Farrell, Chairman of
                                               the Board, President and
                                               Chief Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 30, 1994.

         Signatures                             Title

R. G. Ackerman*                           Director
M. J. Anton*                              Director
J. R. Barker*                             Director
J. L. Broadhead*                          Director
W. F. Craig*                              Director



    J. C. Farrell                         Director and Chairman of
(J. C. Farrell)                           the Board, President and
                                          Chief Executive Officer
                                          (principal executive officer)

C. F. Haywood*                            Director
E. G. Jordan*                             Director
D. L. Marshall*                           Director and Vice Chairman of
                                          the Board


    G. R. Rogliano                        Vice President -Controllership
(G. R. Rogliano)                          and Taxes (principal accounting
                                          officer)

R. H. Spilman*                            Director
R. G. Stone, Jr.*                         Director
A. H. Zimmerman*                          Director



*By           J. C. Farrell
     (J. C. Farrell, Attorney-in-Fact)



The Registrant does not have any designated principal financial officer.

                Index to Financial Statements and Schedules






THE PITTSTON COMPANY AND SUBSIDIARIES

  Statement of Management Responsibility

  Independent Auditors' Report

  Consolidated Balance Sheets

  Consolidated Statements of Operations

  Consolidated Statements of Shareholders' Equity

  Consolidated Statements of Cash Flows

  Notes to Consolidated Financial Statements


PITTSTON SERVICES GROUP

  Statement of Management Responsibility

  Independent Auditors' Report

  Consolidated Balance Sheets

  Consolidated Statements of Operations

  Consolidated Statements of Cash Flows

  Notes to Consolidated Financial Statements


PITTSTON MINERALS GROUP

  Statement of Management Responsibility

  Independent Auditors' Report

  Consolidated Balance Sheets

  Consolidated Statements of Operations

  Consolidated Statements of Cash Flows

  Notes to Consolidated Financial Statements


Financial Statement Schedules:

  Independent Auditors' Report on Financial

  Statement Schedules

THE PITTSTON COMPANY AND SUBSIDIARIES


   V - Property, Plant and Equipment

  VI - Accumulated Depreciation, Depletion and
       Amortization of Property, Plant and Equipment

VIII - Valuation and Qualifying Accounts

  IX - Short-term Borrowings

   X - Supplementary Income Statement Information


PITTSTON SERVICES GROUP


VIII - Valuation and Qualifying Accounts

  IX - Short-term Borrowings

   X - Supplementary Income Statement Information


PITTSTON MINERALS GROUP


   V - Property, Plant and Equipment

  VI - Accumulated Depreciation, Depletion and
       Amortization of Property, Plant and Equipment

   X - Supplementary Income Statement Information



     Schedules other than those listed above are omitted because they are not applicable or not required, or the information is included elsewhere in the financial statements.

                         INDEPENDENT AUDITORS' REPORT



THE BOARD OF DIRECTORS AND SHAREHOLDERS
THE PITTSTON COMPANY

Under date of January 24, 1994, we reported on the consolidated balance sheets of The Pittston Company and subsidiaries (the "Company") as of December 31, 1993 and 1992, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1993, the balance sheets of Pittston Services Group as of December 31, 1993 and 1992, and the related statements of operations and cash flows for each of the years in the three-year period ended December 31, 1993, and the balance sheets of Pittston Minerals Group as of December 31, 1993 and 1992, and the related statements of operations and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 Annual Report on Form 10-K of The Pittston Company. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, the Company's financial statement schedules, when considered in relation to the basic consolidated financial statements of the Company taken as a whole, and the Groups' financial statement schedules, when considered in relation to the respective basic financial statements of Pittston Services Group and Pittston Minerals Group taken as a whole, present fairly, in all material respects, the information set forth therein.

Our reports for Pittston Services Group and Pittston Minerals Group contain an explanatory paragraph that states that the financial statements of Pittston Services Group and Pittston Minerals Group should be read in connection with the audited consolidated financial statements of the Company.

As discussed in Notes 4 and 16 to the consolidated financial statements of the Company, and Note 4 and 14 to the financial statements of Pittston Services Group, the Company and Pittston Services Group changed their methods of accounting for capitalizing subscriber installation costs in 1992. As discussed in Notes 6, 13 and 16 to the consolidated financial statements of the Company, Notes 7, 12 and 14 to the financial statements of Pittston Services Group, and Notes 7, 13 and 16 to the financial statements of Pittston Minerals Group, the Company, Pittston Services Group and Pittston Minerals Group changed their methods of accounting for income taxes and accounting for postretirement benefits other than pensions in 1991.

                                                 /s/ KPMG Peat Marwick

                                                     KPMG PEAT MARWICK

Stamford, Connecticut
January 24, 1994

                     THE PITTSTON COMPANY AND SUBSIDIARIES
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                 Years Ended December 31, 1993, 1992 and 1991
                           (In thousands of dollars)

           Column A             Column B              Column C         Column D
- ----------------------------    --------      -----------------------  --------
                               Balance at
                                beginning     Additions  Amounts at    Retire-
     Classification             of period      at cost   acquisition    ments
- ----------------------------    ---------     ---------  -----------   --------
Year Ended December 31, 1993
- ----------------------------
  Bituminous coal lands.....    $ 112,356        7,722        -        (13,119)
  Land, other than coal
    lands....................      15,042         -           -         (1,089)
  Buildings..................      38,928        3,959        -         (1,664)
  Machinery and equipment....     626,739       76,780        -        (93,043)
                                ---------       ------      -----     --------
                                $ 793,065       88,461        -       (108,915)
                                =========       ======      =====     ========

Year Ended December 31, 1992
- ----------------------------
  Bituminous coal lands.....    $  96,478       16,269      2,710       (1,561)
  Land, other than coal
    lands....................       9,260          400        -             (1)
  Buildings..................      37,967        1,467        -            (28)
  Machinery and equipment....     585,704       90,018         38      (39,358)
                                ---------       ------      -----     --------
                                $ 729,409      108,154      2,748      (40,948)
                                =========       ======      =====     ========

Year Ended December 31, 1991
- ----------------------------
  Bituminous coal lands.....    $  81,367        8,800        -         (3,368)
  Land, other than coal
    lands....................      11,897           77        -           (400)
  Buildings..................      42,030        1,662        -           (195)
  Machinery and equipment....     575,818       68,037        -        (64,871)
                                ---------       ------      -----     --------
                                $ 711,112       78,576        -        (68,834)
                                =========       ======      =====     ========




         Column A                                Column E                       Column F
- ----------------------------     ---------------------------------------        --------
                                      Other changes - Add (Deduct)
                                 ---------------------------------------
                                  Foreign   Transfers   Transfers               Balance at
                                 currency    between   from other                 end of
     Classification             translation  classes    accounts     Other        period
- ----------------------------       ------     ------     ------     ------        -------
Year Ended December 31, 1993
- ----------------------------
  Bituminous coal lands.....         -        (1,365)      -        13,350 (a)    118,944
  Land, other than coal
    lands...................          (58)    (2,683)      -          -            11,212
  Buildings.................         (252)       (14)      (119)      -            40,838
  Machinery and equipment...       (3,778)     4,062        600       -           611,360
                                   ------     ------     ------     ------        -------
                                   (4,088)      -           481     13,350        782,354
                                   ======     ======     ======     ======        =======

Year Ended December 31, 1992
- ----------------------------
  Bituminous coal lands.....         -          -        (1,540)      -           112,356
  Land, other than coal
    lands...................          (64)     5,564       (117)      -            15,042
  Buildings.................         (617)       132          7       -            38,928
  Machinery and equipment...       (6,502)    (5,696)     2,535       -           626,739
                                   ------     ------     ------     ------        -------
                                   (7,183)      -           885       -           793,065
                                   ======     ======     ======     ======        =======

Year Ended December 31, 1991
- ----------------------------
  Bituminous coal lands.....          (12)     3,130      6,561       -            96,478
  Land, other than coal
    lands...................          (31)    (3,190)       907       -             9,260
  Buildings.................          (86)    (5,687)       243       -            37,967
  Machinery and equipment...       (3,503)     5,747      4,476       -           585,704
                                   ------     ------     ------     ------        -------
                                   (3,632)      -        12,187       -           729,409
                                   ======     ======     ======     ======        =======



(a) Amount represents the reserves received as partial payment from the sale of assets of a coal subsidiary.

                     THE PITTSTON COMPANY AND SUBSIDIARIES
             SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                 Years Ended December 31, 1993, 1992 and 1991
                           (In thousands of dollars)


      Column A                 Column B           Column C           Column D                   Column E                 Column F
- ---------------------------- ------------ ------------------------ ------------ ------------------------------------- --------------
                                                                                      Other changes - Add (Deduct)
                                            Charged                             -------------------------------------
                              Balance at   to costs                               Foreign     Transfers    Transfers    Balance at
                              beginning       and      Amounts at     Retire-     currency     between    from other       end of
    Classification            of period     expenses   acquisition     ments    translation    classes     accounts        period
- ---------------------------- ------------ ----------- ------------ ------------ ------------ ----------- ------------ --------------
Year ended December 31, 1993
- ----------------------------

Bituminous coal lands.......   $  41,963       9,003          -         (6,343)         -           -            -           44,623
Buildings...................      18,164       1,384          -         (1,326)         (76)         (5)         (18)        18,123
Machinery and equipment.....     356,066      53,566          -        (57,818)      (2,122)          5           90        349,787
                             ------------ ----------- ------------ ------------ ------------ ----------- ------------ --------------
                               $ 416,193      63,953          -        (65,487)      (2,198)        -             72        412,533
                             ============ =========== ============ ============ ============ =========== ============ ==============

Year ended December 31, 1992
- ----------------------------

Bituminous coal lands.......   $  36,100       7,483          -           (843)         -          (777)         -           41,963
Buildings...................      16,984       1,313          -            (22)        (145)       (234)         268         18,164
Machinery and equipment.....     344,093      48,495          -        (33,920)      (3,214)      1,011         (399)       356,066
                             ------------ ----------- ------------ ------------ ------------ ----------- ------------ --------------
                               $ 397,177      57,291          -        (34,785)      (3,359)        -           (131)       416,193
                             ============ =========== ============ ============ ============ =========== ============ ==============

Year ended December 31, 1991
- ----------------------------

Bituminous coal lands.......   $  33,201       3,507          -           (608)         -           -            -           36,100
Buildings...................      16,874       1,277          -            (64)         -        (1,125)          22         16,984
Machinery and equipment.....     341,689      48,275          -        (45,488)      (2,115)      1,125          607        344,093
                             ------------ ----------- ------------ ------------ ------------ ----------- ------------ --------------
                               $ 391,764      53,059          -        (46,160)      (2,115)        -            629        397,177
                             ============ =========== ============ ============ ============ =========== ============ ==============


                     THE PITTSTON COMPANY AND SUBSIDIARIES
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                 Years Ended December 31, 1993, 1992 and 1991
                           (In thousands of dollars)


         Column A                       Column B            Column C    Column D     Column E
- ---------------------------      -----------------------    --------    --------     --------
                                        Additions
                                 -----------------------
                                 Balance at   Charged to   Charged to                Balance at
                                 beginning    costs and      other                    end of
        Description              of period    expenses     accounts     Deductions    period
- ----------------------------     ---------    ----------   --------     ----------    ---------
Year Ended December 31, 1993
- ----------------------------
  Estimated uncollectible
    amount of notes and                                      551 (A)
    accounts receivable.....     $  15,930      6,880        944 (B)     8,265 (C)     16,040
                                 =========      =====      =====         =====         ======

Year Ended December 31, 1992
- ----------------------------
  Estimated uncollectible
    amount of notes and                                      814 (A)
    accounts receivable.....     $  15,984      4,058        852 (B)     5,778 (C)     15,930
                                 =========      =====      =====         =====         ======

Year Ended December 31, 1991
- ----------------------------
  Estimated uncollectible
    amount of notes and                                      880 (A)
    accounts receivable.....     $  18,830      4,015      1,101 (B)     8,842 (C)     15,984
                                 =========      =====      =====         =====         ======



Notes:

  (A)  Amounts recovered
  (B)  Amounts reclassified from other accounts
  (C)  Accounts written off

                     THE PITTSTON COMPANY AND SUBSIDIARIES
                      SCHEDULE IX - SHORT-TERM BORROWINGS
                 Years Ended December 31, 1993, 1992 and 1991
                           (In thousands of dollars)


           Column A                    Column B        Column C        Column D        Column E        Column F
- -------------------------------      ------------   -------------    ------------    ------------    ------------
                                                                       Maximum         Average         Weighted
                                                      Weighted          amount          amount          average
                                       Balance         average       outstanding     outstanding     interest rate
      Category of aggregate           at end of       interest        during the      during the      during the
      short-term borrowings            period          rate (1)       period (2)      period (3)      period (4)
- -------------------------------      ------------   -------------    ------------    ------------    ------------
Year ended December 31, 1993:
  Bank borrowings..............        $9,546          11.63%          $12,372         $8,768           13.55%

Year ended December 31, 1992:
  Bank borrowings..............        $7,084          11.87%           $7,084         $4,362           11.92%

Year ended December 31, 1991:
  Bank borrowings..............        $2,222          11.61%           $9,968         $5,815           12.77%



(1)  Represents weighted average interest rate at end of period.
(2)  Represents maximum amount outstanding at any month-end.
(3) The average amount outstanding during the period was computed by dividing the total of the daily outstanding principal balances by 365.
(4) The weighted average interest rate during the period was computed by dividing interest expense by avereage short-term debt outstanding.

     Borrowings and interest rates relate to foreign operations for all years.

                     THE PITTSTON COMPANY AND SUBSIDIARIES
            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                 YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                           (IN THOUSANDS OF DOLLARS)

           Column A                                   Column B
    ----------------------              ---------------------------------
                                                   Charged to costs
             Item                                   and expenses
    ----------------------              ---------------------------------
                                         1993           1992         1991
                                        ------         ------       ------
Maintenance and repairs...............   $134,111      119,843      105,337
                                         ========      =======      =======
Taxes, other than payroll
  and income taxes:
    Pneumoconiosis (black lung) tax...   $ 13,856       14,927       13,873
    All other.........................     42,283       45,945       40,074
                                         --------       ------       ------
                                         $ 56,139       60,872       53,947
                                         ========      =======      =======

                            PITTSTON SERVICES GROUP
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                 Years Ended December 31, 1993, 1992 and 1991
                           (In thousands of dollars)

          Column A             Column B            Column C            Column D      Column E
- ----------------------------   ---------    ----------------------     ----------     ---------
                                                   Additions
                                            ----------------------
                               Balance at   Charged to  Charged to                    Balance at
                               beginning    costs and     other                         end of
        Description            of period    expenses     accounts       Deductions       period
- ----------------------------   ---------    ----------  ----------     ----------     ----------
Year Ended December 31, 1993
- ----------------------------
  Estimated uncollectible
    amount of notes and                                    551 (A)
    accounts receivable........$14,133        6,352        695 (B)      7,986 (C)     13,745
                               =======        =====      =========      =========     ======
Year Ended December 31, 1992
- ----------------------------
  Estimated uncollectible
    amount of notes and                                    814 (A)
    accounts receivable........$14,223        3,897        852 (B)      5,653 (C)     14,133
                               =======        =====      =========      =========     ======
Year Ended December 31, 1991
- ----------------------------
  Estimated uncollectible
    amount of notes and                                  1,113 (A)
    accounts receivable........$16,996        3,771      1,101 (B)      8,758 (C)     14,223
                               =======        =====      =========      =========     ======

Notes:

  (A)  Amounts recovered
  (B)  Amounts reclassified from other accounts
  (C)  Accounts written off

                            PITTSTON SERVICES GROUP
                      SCHEDULE IX - SHORT-TERM BORROWINGS
                 YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                           (In thousands of dollars)

           Column A                    Column B        Column C        Column D        Column E        Column F
- -------------------------------      ------------   -------------    ------------    ------------    ------------
                                                                       Maximum         Average         Weighted
                                                      Weighted          amount          amount          average
                                       Balance         average       outstanding     outstanding     interest rate
      Category of aggregate           at end of       interest        during the      during the      during the
      short-term borrowings            period          rate (1)       period (2)      period (3)      period (4)
- -------------------------------      ------------   -------------    ------------    ------------    ------------
Year ended December 31, 1993:
  Bank borrowings..............        $9,546          11.63%          $12,372         $8,768           13.55%

Year ended December 31, 1992:
  Bank borrowings..............        $7,084          11.87%           $7,084         $4,362           11.92%

Year ended December 31, 1991:
  Bank borrowings..............        $2,222          11.61%           $9,968         $5,815           12.77%



(1)     Represents weighted average interest rate at end of period.
(2)     Represents maximum amount outstanding at any month-end.
(3) The average amount outstanding during the period was computed by dividing the total of the daily outstanding principal balances by 365.
(4) The weighted average interest rate during the period was computed by dividing interest expense by avereage short-term debt outstanding.

        Borrowings and interest rates relate to foreign operations for all years.

                           PITTSTON SERVICES GROUP
           SCHEDULE X    SUPPLEMENTARY INCOME STATEMENT INFORMATION
                 YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                          (In thousands of dollars)

                Column A                           Column B
- ---------------------------------------- --------------------------------
                                               Charged to costs
                 Item                             and expenses
- ---------------------------------------- --------------------------------
                                            1993       1992       1991
                                         ---------- ---------- ----------

Maintenance and repairs.................  $ 59,535     47,670     41,184
                                         ========== ========== ==========

Taxes, other than payroll
  and income taxes......................  $ 17,147     19,393     18,672
                                         ========== ========== ==========

                           PITTSTON MINERALS GROUP
                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                 Years Ended December 31, 1993, 1992 and 1991
                          (In thousands of dollars)


         Column A                  Column B              Column C             Column D
- ----------------------------      ---------      ------------------------     --------
                                  Balance at
                                  beginning      Additions     Amounts at      Retire-
       Classification             of period       at cost     acquisition       ments
- ----------------------------      ---------      ---------    -----------     --------
Year Ended December 31, 1993
- ----------------------------
  Bituminous coal lands.....      $ 112,356        7,722          -            (13,119)
  Land, other than coal
    lands...................         11,201         -             -             (1,089)
  Buildings.................         12,145           57          -             (1,656)
  Machinery and equipment...        295,743       10,457          -            (60,102)
                                  ---------       ------        ------         -------
                                  $ 431,445       18,236          -            (75,966)
                                  =========       ======        ======         =======

Year Ended December 31, 1992
- ----------------------------
  Bituminous coal lands.....      $  96,478       16,269         2,710          (1,561)
  Land, other than coal
    lands...................          5,754         -             -                 (1)
  Buildings.................         12,011          118          -                (27)
  Machinery and equipment...        282,422       39,154          -            (22,118)
                                  ---------       ------        ------         -------
                                  $ 396,665       55,541         2,710         (23,707)
                                  =========       ======        ======         =======

Year Ended December 31, 1991
- ----------------------------
  Bituminous coal lands.....      $  81,367        8,800           -            (3,368)
  Land, other than coal
    lands...................          8,726           50           -              (386)
  Buildings.................         11,802           15           -              (124)
  Machinery and equipment...        301,002       25,230           -           (44,658)
                                  ---------       ------        ------         -------
                                  $ 402,897       34,095           -           (48,536)
                                  =========       ======        ======         =======



        Column A                                         Column E                             Column F
- ----------------------------      -----------------------------------------------------       --------
                                                 Other changes - Add (Deduct)
                                  -----------------------------------------------------
                                   Foreign       Transfers      Transfers                     Balance at
                                  currency        between       from other                      end of
      Classification              translation     classes        accounts        Other          period
- ----------------------------      -----------     --------      ----------       ------       ----------
Year Ended December 31, 1993
- ----------------------------
  Bituminous coal lands.....          -           (1,365)           -            13,350(a)     118,944
  Land, other than coal
    lands...................          -           (2,683)          (15)              -           7,414
  Buildings.................          -               (6)          (16)              -          10,524
  Machinery and equipment...          (130)        4,054           288               -         250,310
                                    ------        ------        ------           ------        -------
                                      (130)          -             257           13,350        387,192
                                    ======        ======        ======           ======        =======

Year Ended December 31, 1992
- ----------------------------
  Bituminous coal lands.....          -             -           (1,540)              -         112,356
  Land, other than coal
    lands...................          -            5,564          (116)              -          11,201
  Buildings.................          -               40             3               -          12,145
  Machinery and equipment...          (630)       (5,604)        2,519               -         295,743
                                    ------        ------        ------           ------        -------
                                      (630)         -              866               -         431,445
                                    ======        ======        ======           ======        =======

Year Ended December 31, 1991
- ----------------------------
  Bituminous coal lands.....           (12)        3,130         6,561               -          96,478
  Land, other than coal
    lands...................          -           (3,182)          546               -           5,754
  Buildings.................          -              318            -                -          12,011
  Machinery and equipment...          -             (266)        1,114               -         282,422
                                    ------        ------        ------           ------        -------
                                       (12)         -            8,221               -         396,665
                                    ======        ======        ======           ======        =======


(a) Amount represents the reserves received as partial payment from the sale of assets of a coal subsidiary.

                            PITTSTON MINERALS GROUP
             SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                 Years Ended December 31, 1993, 1992 and 1991
                           (In thousands of dollars)


          Column A             Column B                Column C        Column D                 Column E                 Column F
- ----------------------------   --------       ----------------------   --------    ----------------------------------   ----------
                                                                                      Other Changes - Add (Deduct)
                                              Charged                              ----------------------------------
                               Balance at     to costs                               Foreign    Transfers  Transfers    Balance at
                               beginning        and      Amounts at    Retire-       currency    between   from other     end of
       Classification          of period      expenses   acquisition    ments      translation   classes   accounts       period
- ----------------------------   ---------      --------   -----------   ------      -----------  ---------  ----------   ----------
Year Ended December 31, 1993
- ----------------------------

  Bituminous coal lands.....  $  41,963        9,003       -            (6,343)        -          -          -           44,623
  Buildings.................      7,860          436       -            (1,279)        -            (2)        (8)        7,007
  Machinery and equipment...    174,486       13,806       -           (34,429)          (2)         2        (46)      153,817
                              ---------       ------     ------        -------       ------     ------     ------       -------
                              $ 224,309       23,245       -           (42,051)          (2)      -           (54)      205,447
                              =========       ======     ======        =======       ======     ======     ======       =======

Year Ended December 31, 1992
- ----------------------------

  Bituminous coal lands.....  $  36,100        7,483       -              (843)        -          (777)      -           41,963
  Buildings.................      7,681          435       -               (22)        -          (234)      -            7,860
  Machinery and equipment...    181,435       11,350       -           (19,045)        -         1,011       (265)      174,486
                              ---------       ------     ------        -------       ------     ------     ------       -------
                              $ 225,216       19,268       -           (19,910)        -          -          (265)      224,309
                              =========       ======     ======        =======       ======     ======     ======       =======

Year Ended December 31, 1991
- ----------------------------

  Bituminous coal lands.....  $  33,201        3,507       -              (608)        -          -          -           36,100
  Buildings.................      7,279          466       -               (64)        -          -          -            7,681
  Machinery and equipment...    201,220       12,026       -           (31,811)        -          -          -          181,435
                              ---------       ------     ------        -------       ------     ------     ------       -------
                              $ 241,700       15,999       -           (32,483)        -          -          -          225,216
                              =========       ======     ======        =======       ======     ======     ======       =======

                            PITTSTON MINERALS GROUP
           SCHEDULE X     SUPPLEMENTARY INCOME STATEMENT INFORMATION
                  Years Ended December 31, 1993, 1992 and 1991
                           (In thousands of dollars)





               Column A                                Column B
- -------------------------------------      ----------------------------------
                                                    Charged to costs
                 Item                                 and expenses
- -------------------------------------      ----------------------------------
                                            1993          1992         1991
                                           ------        ------       ------
Maintenance and repairs..............      $74,576       72,173       64,153
                                           =======       ======       ======


Taxes, other than payroll
  and income taxes:
    Gross receipts tax...............      $14,498       15,219       12,873
    Pneumoconiosis (black lung) tax..       13,856       14,927       13,873
    Property taxes...................        6,179        6,905        4,831
    All other........................        4,459        4,428        3,698
                                           -------       ------       ------
                                           $38,992       41,479       35,275
                                           -------       ------       ------

Royalties............................      $14,338       13,023        9,062
                                           =======       ======       ======

                                 Exhibit Index

Exhibit
Number                  Description

Each Exhibit listed below that is followed by a reference to a previously filed document is hereby incorporated by reference to such document.

 3(a)       The Registrant's Restated Articles of
            Incorporation.  Exhibit 3(a) to the
            Registrant's report on Form 8-K dated
            January 14, 1994.

 3(b)       The Registrant's Bylaws, as amended.  Exhibit
            3(b) to the Registrant's report on Form 8-K dated December 3, 1993.

 4(a) (i) Rights Agreement (the "Rights Agreement") dated as of September 11, 1987, between the Registrant and Chemical Bank, as successor
            Rights Agent.  Exhibit 1 to the Registrant's
            Registration Statement on Form 8-A filed
            September 15, 1987 (the "Form 8-A").

            (ii) Amendment No. 1 dated as of December 12,
            1988, to the Rights Agreement.  Exhibit 4 to
            Amendment No. 2 on Form 8 to the Form 8-A filed February 15, 1989.

            (iii) Amendment No. 2 dated as of
            October 16, 1989, to the Rights Agreement.
            Exhibit 4(c)(iii) to the Registrant's
            Annual Report on Form 10-K for the year
            ended December 31, 1989 (the "1989 Form
            10-K").

            (iv) Form of Right Certificate. Exhibit 3 to the Form 8-A.

            Instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries have been omitted because the amount of debt under any such instrument does not exceed 10% of the total assets of the Registrant and its consolidated subsidiaries. The Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

10(a)* The Registrant's 1979 Stock Option Plan, as amended. Exhibit 10(a) to the Registrant's
            Annual Report on Form 10-K for the year ended
            December 31, 1992 (the "1992 Form 10-K").

10(b)* The Registrant's 1985 Stock Option Plan, as amended. Exhibit 10(b) to the 1992
            Form 10-K.

10(c)*      The Registrant's Key Employees Incentive
            Plan, as amended. Exhibit 10(c) to the Regi-strant's Annual Report on Form 10-K for the year ended December 31, 1991 (the "1991 Form
            10-K").

10(d)* The Registrant's Pension Equalization Plan, as amended. Exhibit 10(d) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 (the "1990
            Form 10-K").

10(e)*      The Registrant's Executive Salary
            Continuation Plan.  Exhibit 10(e) to the
            1991 Form 10-K.

10(f)* The Registrant's 1988 Stock Option Plan, as amended.

10(g)*      The Registrant's Non-Employee Directors'
            Stock Option Plan.

10(h)*      (i)  Employment Agreement dated as of May 1,
            1993, between the Registrant and J. C.
            Farrell.  Exhibit 10 to the Registrant's
            Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.

            (ii)  Amendment No. 1 to Employment Agreement
            dated as of May 1, 1993, between the
            Registrant and J. C. Farrell.

10(i)*      (i) Employment agreement dated September 1,
            1992, between the Registrant and D. L.
            Marshall.  Exhibit 10(h) to the Registrant's
            Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.

            (ii) Supplemental retirement benefit
            agreement dated July 12, 1991 between
            the Registrant and D. L. Marshall.
            Exhibit 10(i)(iii) to the 1991 Form 10-K.

10(j)* Supplemental retirement benefit agreement dated as of October 1, 1989, between the Registrant and R. D. Duke. Exhibit 10(b) to the Second Quarter 1990 Form 10-Q.

10(k)* (i) Form of change in control employment agreement between the Registrant and Messrs.
            Farrell and Marshall.  Exhibit 10(j) to the
            1987 Form 10-K.

            (ii) Form of change in control employment agreement between the Registrant and two of its officers. Exhibit 10(l)(ii) to the 1989 Form 10-K.

            (iii) Form of change in control employment agreement between the Registrant (or a subsidiary) and seven of the Registrant's officers. Exhibit 10(l)(iii) to the 1989
            Form 10-K.

            (iv) Form of letter agreement amending change in control employment agreements between the Registrant (or a subsidiary) and seven of the Registrant's officers.

10(l)* Form of Indemnification Agreement entered into by the Registrant with its directors and officers. Exhibit 10(l) to the 1991
            Form 10-K.

10(m)*      Registrant's Retirement Plan for
            Non-Employee Directors.  Exhibit 10(n)
            to the 1989 Form 10-K.

10(n)*      Registrant's Amended and Restated Plan for
            Deferral of Directors' Fees. Exhibit 10(o) to the 1989 Form 10-K.

10(o)       (i) Participation Agreement (the
            "Participation Agreement") dated as of
            December 19, 1985, among Burlington Air
            Express Inc. (formerly, Burlington
            Northern Air Freight Inc. and Burlington
            Air Express USA Inc.) ("Burlington"), the loan participants named therein (the "Loan
            Participants"), Manufacturers Hanover
            Leasing Corporation, as Owner Participant
            (the "Owner Participant"), The Connecticut
            National Bank, as Indenture Trustee (the
            "Indenture Trustee") and Meridian Trust
            Company, as Owner Trustee (the "Owner
            Trustee").  Exhibit 10(p)(i) to the

            Registrant's Annual Report on Form 10-K
            for the year ended December 31, 1988
            (the "1988 Form 10-K").

            (ii) Trust Agreement (the "Trust Agreement") dated as of December 19, 1985, between the Owner Participant and the Owner Trustee.
            Exhibit 10(p)(ii) to the 1988 Form 10-K.

            (iii) Trust Indenture and Mortgage (the
            "Trust Indenture and Mortgage") dated
            December 19, 1985, between the Owner
            Trustee, as Mortgagor, and the Indenture
            Trustee, as Mortgagee (the "Mortgagee").
            Exhibit 10(p)(iii) to the 1988 Form 10-K.

            (iv) Lease Agreement (the "Lease Agreement") dated as of December 19, 1985, between the Owner Trustee, as Lessor, and Burlington, as Lessee. Exhibit 10(p)(iv) to the 1988 Form 10-K.

            (v) Tax Indemnity Agreement (the "Tax
            Indemnity Agreement") dated as of
            December 19, 1985, between the Owner
            Participant and Burlington, including
            Amendment No. 1 dated March 10, 1986.
            Exhibit 10(p)(v) to the 1988 Form 10-K.

            (vi) Guaranty (the "Guaranty") dated as of
            December 19, 1985, by the Registrant.
            Exhibit 10(p)(vi) to the 1988 Form 10-K.

            (vii) Trust Agreement and Mortgage Supplement
            Nos. 1 through 4, dated December 23 and 30,
            1985 and March 10 and May 8, 1986, between the Owner Trustee, as Mortgagor, and the Indenture Trustee, as Mortgagee, including
            Amendment No. 1 dated as of October 1, 1986 to Trust Agreement and Mortgage Supplement
            Nos. 3 and 4.  Exhibit 10(p)(vii) to the
            1988 Form 10-K.

            (viii) Lease Supplements Nos. 1 through 4
            dated December 23 and 30, 1985 and March 10 and May 8, 1986, between the Owner Trustee, as Lessor, and Burlington, as Lessee, including Amendment No. 1 dated as of October 1, 1986 to Lease Supplements
            Nos. 3 and 4.  Exhibit 10(p)(viii) to the
            1988 Form 10-K.

            (ix) Letter agreement dated March 10, 1986, among the Owner Participant, the Mortgagee, the Owner Trustee, the Loan Participants,
            Burlington and the Registrant, amending the Lease Agreement, the Trust Indenture and
            Mortgage and the Participation Agreement.
            Exhibit 10(p)(ix) to the 1988 Form 10-K.

            (x) Letter agreement dated as of May 8, 1986, among the Owner Participant, the Mortgagee, the Owner Trustee, the Loan Participants,
            Burlington and the Registrant, amending the Participation Agreement. Exhibit 10(p)(x) to the 1988 Form 10-K.

            (xi) Letter agreement dated as of May 25, 1988, between the Owner Trustee, as Lessor, and Burlington, as Lessee, amending the Lease
            Agreement.  Exhibit 10(p)(xi) to the 1988
            Form 10-K.

            (xii) Partial Termination of Lease, dated
            September 18, 1992, between the Owner
            Trustee, as Lessor, and Burlington, as
            Lessee, amending the Lease Agreement.
            Exhibit 10 (o) (xii) to the 1992 Form 10-K.

            (xiii) Partial Termination of Trust Indenture and Mortgage, dated September 18, 1992, between the Indenture Trustee, as Mortgagee, and the Owner Trustee, as Mortgagor, amending the Trust Indenture and Mortgage.
            Exhibit 10 (o) (xiii) to the 1992 Form 10-K.

            (xiv) Trust Agreement and Mortgage Supplement
            No. 5, dated September 18, 1992, between the
            Owner Trustee, as Mortgagor, and the
            Indenture Trustee, as Mortgagee.
            Exhibit 10 (o) (xiv) to the 1992 Form 10-K.

            (xv) Lease Supplement No. 5, dated
            September 18, 1992, between the Owner
            Trustee, as Lessor, and Burlington, as
            Lessee. Exhibit 10 (o) (xv) to the 1992 Form 10-K.

            (xvi) Lease Supplement No. 6, dated
            January 20, 1993, between the Owner Trustee, as Lessor, and Burlington, as Lessor, amend-ing the Lease Agreement. Exhibit 10 (o) (xvi) to the 1992 Form 10-K.

10(p)       (i) Lease dated as of April 1, 1989 between
            Toledo-Lucas County Port Authority (the
            "Authority"), as Lessor, and Burlington, as Lessee. Exhibit 10(i) to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1989 (the "Second Quarter 1989
            Form 10-Q").

            (ii) Lease Guaranty Agreement dated as of
            April 1, 1989 between Burlington (formerly,
            Burlington Air Express Management Inc.), as
            Guarantor, and the Authority. Exhibit 10(ii) to the Second Quarter 1989 Form 10-Q.

            (iii) Trust Indenture dated as of April 1,
            1989 between the Authority and Society Bank &
            Trust (formerly, Trustcorp Bank, Ohio) (the
            "Trustee"), as Trustee. Exhibit 10(iii) to the Second Quarter 1989 Form 10-Q.

            (iv) Assignment of Basic Rent and Rights
            Under a Lease and Lease Guaranty dated as of April 1, 1989 from the Authority to the Trustee. Exhibit 10(iv) to the Second
            Quarter 1989 Form 10-Q.

            (v) Open-End First Leasehold Mortgage and
            Security Agreement dated as of April 1, 1989 from the Authority to the Trustee. Exhibit
            10(v) to the Second Quarter 1989 Form 10-Q.

            (vi) First Supplement to Lease dated as of January 1, 1990, between the Authority and
            Burlington, as Lessee.  Exhibit 10 to the
            Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1990.

            (vii) Revised and Amended Second Supplement to Lease dated as of September 1, 1990, between the Authority and Burlington.
            Exhibit 10(i) to the Registrant's quarterly report on Form 10-Q for the quarter ended
            September 30, 1990 (the "Third Quarter 1990
            Form 10-Q").

            (viii) Amendment Agreement dated as of
            September 1, 1990, among City of Toledo,
            Ohio, the Authority, Burlington and the
            Trustee.  Exhibit 10(ii) to the Third
            Quarter 1990 Form 10-K.

            (ix) Assumption and Non-Merger Agreement dated as of September 1, 1990, among Burlington, the Authority and the Trustee.
            Exhibit 10(iii) to the Third Quarter 1990
            Form 10-Q.

10(q)       Stock Purchase Agreement dated as of
            September 24 1993, between the Pittston
            Acquisition Company and Addington Holding
            Company, Inc.  Exhibit 10 to the Registrant's
            Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

11          Computation of Earnings Per Common
            Share.

21          Subsidiaries of the Registrant.

23          Consent of independent auditors.

24          Powers of attorney.

99*         Amendment to the Registrant's Pension-
            Retirement Plan relating to preservation of assets of the Pension-Retirement Plan upon a change in control. Exhibit 99 to the 1992
            Form 10-K.


_____________________

*Management contract or compensatory plan or arrangement.