Form 10-K/A
period 1993-12-31
PITTSTON CO
filed 1994-04-08
CIK 78890

SECURITIES AND EXCHANGE COMMISSION
                                   Washington, DC 20549

                                        FORM 10-K/A
                                      AMENDMENT NO. 1
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the fiscal year ended December 31, 1993
                                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from _______________ to _______________

       Commission file number 1-9148

                                 THE PITTSTON COMPANY
                  (Exact name of registrant as specified in its charter)

           Virginia                                         54-1317776
(State or other jurisdiction of                        (I. R. S. Employer
 incorporation or organization)                        Identification No.)


P.O. Box 120070, 100 First Stamford, Place, Stamford, Connecticut 06912-0070
 (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code         (203) 978-5200

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
      Title of each class                              on which registered

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

                               EXPLANATORY NOTE



      This Amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the "Form 10-K") of The Pittston Company ("Pittston" or the "Company") is being filed by Pittston in order to amend the Exhibit Index in the Form 10-K to correct the listing of exhibits relating to the Registrant's Rights to Purchase Series A and Series B Participating Cumulative Preferred Stock listed herein as Exhibits 4(a)(i), (ii) and (iii).

      A copy of the amended Exhibit Index in complete form is filed herewith.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on April 8, 1994.

                                     The Pittston Company
                                          (Registrant)


                                   By       A. F. Reed
                                         (A. F. Reed, Vice
                                         President, General
                                       Counsel and Secretary)

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


 3(a)          The Registrant's Restated Articles of
               Incorporation.  Exhibit 3(a) to the
               Registrant's report on Form 8-K dated
               January 14, 1994.


 3(b)          The Registrant's Bylaws, as amended.  Exhibit
               3(b) to the Registrant's report on Form 8-K dated December 3, 1993.


 4(a) (i) Amended and Restated Rights Agreement dated as of July 26, 1993, between the Registrant and Chemical Bank, as Rights
               Agent.  Exhibit 2 to the Registrant's
               Registration Statement on Form 8-A dated
               July 22, 1993 (the "Form 8-A").

               (ii) Form of Right Certificate for Services
               Rights.  Exhibit B-1 to the Form 8-A.

               (ii) Form of Right Certificate for Minerals
               Rights.  Exhibit B-2 to the Form 8-A.

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


10(b)* The Registrant's 1985 Stock Option Plan, as amended. Exhibit 10(b) to the 1992
               Form 10-K.


10(c)*         The Registrant's Key Employees Incentive
               Plan, as amended.  Exhibit 10(c) to the
               Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (the
               "1991 Form 10-K").


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

               (xii) Partial Termination of Lease, dated
               September 18, 1992, between the Owner
               Trustee, as Lessor, and Burlington, as
               Lessee, amending the Lease Agreement.
               Exhibit 10(o)(xii) to the 1992 Form 10-K.

               (xiii) Partial Termination of Trust Indenture and Mortgage, dated September 18, 1992, between the Indenture Trustee, as Mortgagee, and the Owner Trustee, as Mortgagor, amending the Trust Indenture and Mortgage. Exhibit 10(o)(xiii) to the 1992 Form 10-K.

               (xiv) Trust Agreement and Mortgage Supplement
               No. 5, dated September 18, 1992, between the
               Owner Trustee, as Mortgagor, and the
               Indenture Trustee, as Mortgagee.  Exhibit
               10(o)(xiv) to the 1992 Form 10-K.

               (xv) Lease Supplement No. 5, dated
               September 18, 1992, between the Owner
               Trustee, as Lessor, and Burlington, as
               Lessee.  Exhibit 10(o)(xv) to the 1992
               Form 10-K.

               (xvi) Lease Supplement No. 6, dated
               January 20, 1993, between the Owner Trustee, as Lessor, and Burlington, as Lessor, amend-ing the Lease Agreement. Exhibit 10(o)(xvi) to the 1992 Form 10-K.


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


11             Computation of Earnings Per Common
               Share.


21             Subsidiaries of the Registrant.


23             Consent of independent auditors.


24             Powers of attorney.


99*            Amendment to the Registrant's Pension-
               Retirement Plan relating to preservation of
               assets of the Pension-Retirement Plan upon a
               change in control.  Exhibit 99 to the 1992
               Form 10-K.
____________________
*Management contract or compensatory plan or arrangement.