Form 10-Q
period 1994-03-31
PITTSTON CO
filed 1994-05-12
CIK 78890

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



                               FORM 10-Q




                  THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1994

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________ to ________

                     Commission file number 1-9148


                         THE PITTSTON COMPANY
        (Exact name of registrant as specified in its charter)

         VIRGINIA                                    54-1317776
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)

    P.O. BOX 120070
100 FIRST STAMFORD PLACE,
 STAMFORD, CONNECTICUT                               06912-0070
 (Address of principal                               (Zip Code)
  executive offices)

                            (203) 978-5200
         (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X    No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     41,583,785 shares of $1 par value Pittston Services Group Common Stock and 8,323,058 shares of $1 par value Pittston Minerals Group Common Stock as of May 6, 1994.

                              PART I - FINANCIAL INFORMATION
                           THE PITTSTON COMPANY AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                    (In thousands of dollars, except per share amounts)

                                                              Mar. 31,     Dec. 31,
                          ASSETS                                1994         1993
- - -------------------------------------------------------------------------------------
Current assets:                                              (Unaudited)
  Cash and cash equivalents                                  $   47,456       32,412
  Short-term investments, at lower of cost or market             23,413       22,946
  Accounts receivable (net of estimated amount
    uncollectible:  1994 - $15,852; 1993 - $16,040)             311,265      296,543
  Inventories, at lower of cost or market                        37,267       24,155
  Prepaid expenses                                               32,152       27,493
  Deferred income taxes                                          55,889       53,642
- - -------------------------------------------------------------------------------------
    Total current assets                                        507,442      457,191
Property, plant and equipment, at cost (net of
  accumulated depreciation, depletion and amortization:
  1994 - $363,161; 1993 - $412,533)                             412,683      369,821
Intangibles, net of amortization                                294,636      215,042
Deferred pension assets                                         116,482      117,066
Deferred income taxes                                            97,818       59,846
Coal supply contracts                                           100,884       35,462
Other assets                                                    108,914      107,073
- - -------------------------------------------------------------------------------------
    Total assets                                             $1,638,859    1,361,501
=====================================================================================

        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                      $   10,255        9,546
  Current maturities of long-term debt                            8,361        7,908
  Accounts payable                                              228,027      182,276
  Accrued liabilities                                           258,828      237,714
- - -------------------------------------------------------------------------------------
    Total current liabilities                                   505,471      437,444
Long-term debt, less current maturities                         155,804       58,388
Postretirement benefits other than pensions                     215,516      212,218
Workers' compensation and other claims                          147,375      127,545
Deferred income taxes                                            16,418       15,847
Other liabilities                                               232,082      156,547

Shareholders' equity:
  Preferred stock, par value $10 per share:
     Authorized: 2,000,000 shares
     $31.25 Series C Cumulative Convertible Preferred Stock:
     Issued: 1994 - 161,000 shares                                1,610            -
  Pittston Services Group common stock, par value $1
   per share: Authorized: 100,000,000 shares
              Issued: 1994 - 41,563,951 shares;
                      1993 - 41,429,455 shares                   41,564       41,429
  Pittston Minerals Group common stock, par value $1
   per share: Authorized 20,000,000 shares
              Issued: 1994 - 8,322,869 shares;
                      1993 - 8,280,619 shares                     8,323        8,281
  Capital in excess of par value                                401,653      354,911
  Retained earnings                                              30,815       98,290
  Equity adjustment from foreign currency translation           (18,281)     (18,381)
  Employee benefits trust, at market value                      (99,491)    (131,018)
- - -------------------------------------------------------------------------------------
    Total shareholders' equity                                  366,193      353,512
- - -------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity               $1,638,859    1,361,501
=====================================================================================

See accompanying notes to consolidated financial statements.


                           THE PITTSTON COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In thousands, except per share amounts)
                                        (Unaudited)

                                                                 Quarter Ended
                                                                   March 31
- - ----------------------------------------------------------------------------------
                                                               1994        1993
- - ----------------------------------------------------------------------------------
Net sales                                                    $176,742     167,991
Operating revenues                                            411,053     363,757
- - ----------------------------------------------------------------------------------
  Net sales and operating revenues                            587,795     531,748
- - ----------------------------------------------------------------------------------

Cost of sales                                                 189,781     157,835
Operating expenses                                            346,244     309,437
Special and other charges                                      90,806           -
Selling, general and administrative                            55,250      53,883
- - ----------------------------------------------------------------------------------
  Total costs and expenses                                    682,081     521,155
- - ----------------------------------------------------------------------------------

Other operating income                                          5,001       5,016
- - ----------------------------------------------------------------------------------
Operating profit (loss)                                       (89,285)     15,609

Interest income                                                   656         780
Interest expense                                               (2,565)     (3,306)
Other income (expense), net                                    (2,335)       (137)
- - ----------------------------------------------------------------------------------
Income (loss) before income taxes                             (93,529)     12,946
Provision (credit) for income taxes                           (29,961)      4,790
- - ----------------------------------------------------------------------------------
Net income (loss)                                             (63,568)      8,156
Preferred stock dividends                                      (1,006)          -
- - ----------------------------------------------------------------------------------
Net income (loss) attributed to common shares                $(64,574)      8,156
==================================================================================

Pittston Services Group:
  Net income attributed to common shares                     $ 10,511       5,414
==================================================================================
  Net income per common share                                $    .28         .15
==================================================================================
  Cash dividends per common share                            $  .0500       .0455
==================================================================================
  Average common shares outstanding                            37,662      36,558
==================================================================================
Pittston Minerals Group:
  Net income (loss) attributed to common shares              $(75,085)      2,742
==================================================================================
  Net income (loss) per common share                         $  (9.96)        .38
==================================================================================
  Cash dividends per common share                            $  .1625       .1477
==================================================================================
  Average common shares outstanding                             7,541       7,312
==================================================================================

See accompanying notes to consolidated financial statements.


                           THE PITTSTON COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands)
                                        (Unaudited)
                                                                     Quarter Ended
                                                                        March 31
- - ----------------------------------------------------------------------------------------
                                                                   1994           1993
- - ----------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                             $(63,568)         8,156
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Noncash charges and other write-offs                        46,826            163
      Depreciation, depletion and amortization                    23,166         18,572
      Provision (credit) for deferred income taxes               (30,619)         1,036
      Provision (credit) for pensions, noncurrent                    593           (582)
      Provision for uncollectible accounts receivable                532            902
      Equity in earnings of unconsolidated affiliates, net
        of dividends received                                     (1,437)        (1,672)
      Other operating, net                                           138            506
      Change in operating assets and liabilities net
        of effects of acquisitions and dispositions:
        Increase in accounts receivable                          (16,964)          (738)
        Increase in inventories                                   (7,662)        (2,359)
        Increase in prepaid expenses                              (3,496)        (3,842)
        Increase in accounts payable and accrued liabilities      23,613          6,476
        Decrease (increase) in other assets                        3,594         (2,950)
        Increase (decrease) in other liabilities                  18,090         (1,510)
        Increase (decrease) in workers' compensation and
          other claims, noncurrent                                15,196         (4,674)
        Other, net                                                  (192)           308
- - ----------------------------------------------------------------------------------------
           Net cash provided by operating activities               7,810         17,792
- - ----------------------------------------------------------------------------------------

Cash flows from investing activities:
  Additions to property, plant and equipment                     (19,420)       (31,798)
  Property, plant and equipment pending lease financing             (640)        (2,688)
  Disposal of property, plant and equipment                          443            825
  Acquisitions and related contingent payments                  (157,308)           (35)
  Other, net                                                      11,319          8,064
- - ----------------------------------------------------------------------------------------
         Net cash used by investing activities                  (165,606)       (25,632)
- - ----------------------------------------------------------------------------------------

Cash flows from financing activities:
  Additions to debt                                              101,167         10,667
  Reductions of debt                                              (4,855)        (1,959)
  Repurchase of common stock of the Company                         (270)        (1,105)
  Proceeds from exercise of stock options                          2,927          1,007
  Proceeds from preferred stock issuance, net
    of cash expenses                                              77,578              -
  Cost of Services Stock Proposal                                     (4)             -
  Proceeds from the sale of stock to SIP                               -            129
  Dividends paid                                                  (3,703)        (2,739)
- - ----------------------------------------------------------------------------------------
        Net cash provided by financing activities                172,840          6,000
- - ----------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents              15,044         (1,840)
Cash and cash equivalents at beginning of period                  32,412         30,340
- - ----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                      $ 47,456         28,500
========================================================================================

See accompanying notes to consolidated financial statements.

                 THE PITTSTON COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
          (In thousands of dollars, except per share amounts)

(1) On July 26, 1993, the shareholders of The Pittston Company (the "Company") approved the Services Stock Proposal, as described in the Company's proxy statement dated June 24, 1993, resulting in the reclassification of the Company's common stock into shares of Pittston Services Group Common Stock ("Services Stock") on a share-for-share basis. In addition, a second class of common stock, designated as Pittston Minerals Group Common Stock ("Minerals Stock") was distributed on a basis of one-fifth of one share of Minerals Stock for each share of the Company's previous common stock. The Pittston Services Group (the "Services Group") consists of the Burlington Air Express Inc. ("Burlington"), Brink's, Incorporated ("Brink's") and Brink's Home Security, Inc. ("BHS") operations of the Company. The Pittston Minerals Group (the "Minerals Group") consists of the Coal and Mineral Ventures operations of the Company. The approval of the Services Stock Proposal did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. The Company prepares separate financial statements for the Minerals and Services Groups in addition to consolidated financial information of the Company.

      Due to the reclassification of the Company's common stock, all stock and per share data in the accompanying financial statements for the period prior to the reclassification have been restated from amounts previously reported. The primary impacts of this restatement are as follows:

      * Net income per common share has been restated in the Consolidated Statements of Operations to reflect the two classes of stock, Services Stock and Minerals Stock, as if they were outstanding for all periods presented. For the purposes of computing net income per common share of Services Stock and Minerals Stock, the number of shares of Services Stock are assumed to be the same as the total corresponding number of shares of the Company's common stock. The number of shares of Minerals Stock are assumed to be one-fifth of the shares of the Company's common stock.

      * All financial impacts of purchases and issuances of the Company's common stock prior to the effective date of the Services Stock Proposal have been attributed to each Group in relation of their respective common equity to the Company's common stock. Dividends paid by the Company were attributed to the Services and Minerals Groups in relation to the initial dividends paid on the Services Stock and the Minerals Stock.

      For 1993, all stock activity (including dividends) prior to the Services Stock Proposal has been attributed to the Services
      Group and the Minerals Group based on the methods described above.

(2) The amounts of depreciation, depletion and amortization of property, plant and equipment in the first quarters of 1994 and 1993 were $17,356 and $15,237, respectively.

(3) Cash payments made for interest and income taxes (net of refunds received) were as follows:

                                             First Quarter
                  -----------------------------------------
                                             1994     1993
                  -----------------------------------------

                  Interest                  $ 3,066   3,313
                  =========================================
                  Income taxes              $ 6,947   9,233
                  =========================================

      During the three months ended March 31, 1994, the Company acquired one business for an aggregate purchase price of $157,245. See Note 4.

      During the three months ended March 31, 1994 and 1993, capital lease obligations of $1,204 and $10, respectively, were incurred for leases of property, plant and equipment.

(4) On January 14, 1994, a wholly owned indirect subsidiary of the Company completed the acquisition of substantially all of the coal mining operations and coal sales contracts of Addington Resources, Inc. for $157,245. The acquisition has been accounted for as a purchase; accordingly, the purchase price has been allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of acquisition. Based on preliminary estimates, subject to finalization by year-end, the fair value of assets acquired was $180,592 and liabilities assumed was $104,912. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was $81,565 and is being amortized over a period of forty years. The results of operations of the acquired company have been included in the Company's results of operations since the date of acquisition.

      The acquisition was financed by the issuance of $80.5 million of a new series of the Company's preferred stock convertible, into Minerals Stock, and additional debt under existing credit facilities. This financing has been attributed to the Minerals Group. In March 1994, the additional debt incurred for this acquisition was refinanced with a five-year term loan.

      The following pro forma results, however, assume that the acquisition and related financing had occurred at the beginning of the periods presented. The unaudited pro forma data below are not necessarily indicative of results that would have occurred if the transaction was in effect for the quarters ended March 31, 1994 and 1993, nor are they indicative of the future results of operations of the Company.


                                                            Pro Forma
                                                          Quarter Ended
                                                             March 31
      --------------------------------------------------------------------
                                                        1994          1993
      --------------------------------------------------------------------
      Net sales and operating revenues              $597,721       589,830
      ====================================================================
      Net income (loss)                             $(63,144)        9,765
      ====================================================================

      Pittston Services Group:
        Net income attributed to common
          shares                                    $ 10,511         5,414
      --------------------------------------------------------------------
        Net income per common share                 $    .28           .15
      --------------------------------------------------------------------
        Average common shares outstanding             37,662        36,558
      ====================================================================

      Pittston Minerals Group:
        Net income (loss) attributed to
          common shares                             $(74,913)        3,093
      --------------------------------------------------------------------
        Net income (loss) per common share          $  (9.93)          .42
      --------------------------------------------------------------------
        Average common shares outstanding              7,541         7,312
      ====================================================================

(5) The Company has authority to issue up to 2,000,000 shares of preferred stock, par value $10 per share. In January 1994, the Company issued 161,000 shares of its $31.25 Series C Cumulative Convertible Preferred Stock, par value $10 per share (the "Convertible Preferred Stock"). The Convertible Preferred Stock pays an annual cumulative dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefor, when, as and if declared by the Board of Directors of the Company, and bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon. Each share of the Convertible Preferred Stock is convertible at the option of the holder at any time after March 11, 1994, unless previously redeemed or, under certain circumstances, called for redemption, into shares of Minerals Stock at a conversion price of $32.175 per share of Minerals Stock, subject to adjustment in certain circumstances. Except under certain circumstances, the Convertible Preferred Stock is not redeemable prior to February 1, 1997. On and after such date, the Company may at its option, redeem the Convertible Preferred Stock, in whole or in part, for cash initially at a price of $521.875 per share, and thereafter at prices declining ratably annually on each February 1 to an amount equal to $500.00 per share on and after February 1, 2004, plus in each case an amount equal to accrued and unpaid dividends on the date of redemption. Except under certain circumstances or as prescribed by Virginia law, shares of the Convertible Preferred Stock are nonvoting. Other than the Convertible Preferred Stock no shares of preferred stock are presently issued or outstanding.

(6) During the 1994 first quarter, the Company incurred pre-tax charges of $90.8 million ($58.1 million after-tax) for asset writedowns and accruals for costs related to facilities which are being closed including contractually or statutorily required employee severance and other benefit costs.

(7) On April 15, 1994, the Company redeemed all of the $27,811 of 9.2% Convertible Subordinated Debentures due July 1, 2004, at a premium of $767. The premium and other charges related to the redemption have been included in the Consolidated Statement of Operations as other expenses.

(8) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Company and the BHS segment for the first three months of 1994 and 1993 by $1,120 and $874, respectively. The effect of this change increased net income per common share of the Services Group for the first three months of 1994 and 1993 by $.02 and $.01, respectively.

(9) Certain prior period amounts have been reclassified to conform to current period financial statement presentation.

(10) All adjustments have been made which are, in the opinion of management, necessary to a fair presentation of results of operations for the periods reported herein. All such adjustments are of a normal recurring nature.

                           THE PITTSTON COMPANY AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                                  AND FINANCIAL CONDITION


                                                         Quarter Ended
                                                            March 31
     ----------------------------------------------------------------------
                                                        1994         1993
     ----------------------------------------------------------------------
     Revenues:                                           (In thousands)
       Burlington                                     $ 261,484    230,885
       Brink's                                          123,765    112,023
       BHS                                               25,804     20,849
       Coal                                             173,416    163,985
       Mineral Ventures                                   3,326      4,006
     ----------------------------------------------------------------------
     Consolidated revenues                            $ 587,795    531,748
     ======================================================================

     Operating profit (loss):
       Burlington                                     $   9,010      1,474
       Brink's                                            6,133      6,419
       BHS                                                7,566      6,369
       Coal                                            (107,839)     5,539
       Mineral Ventures                                    (246)       366
     ----------------------------------------------------------------------
       Segment operating profit (loss)                  (85,376)    20,167
       General corporate expense                         (3,909)    (4,558)
     ----------------------------------------------------------------------
     Consolidated operating profit (loss)               (89,285)    15,609
     Interest income                                        656        780
     Interest expense                                    (2,565)    (3,306)
     Other income (expense), net                         (2,335)      (137)
     ----------------------------------------------------------------------
     Income (loss) before income taxes                  (93,529)    12,946
     Provision (credit) for income taxes                (29,961)     4,790
     ----------------------------------------------------------------------
     Net income (loss)                                $ (63,568)     8,156
     ======================================================================


RESULTS OF OPERATIONS
- - ---------------------

In the first quarter of 1994, The Pittston Company (the "Company") reported a net loss of $63.6 million compared with net income of $8.2 million in the first quarter of 1993. The decrease was attributable to the Coal segment whose results included charges for asset writedowns, accruals for costs related to facilities which are being closed and operating losses incurred related to these facilities, which in the aggregate reduced operating profit and net income by $97.5 million and $63.4 million, respectively. Net income in the 1994 first quarter was positively impacted by improved operating results for Burlington Air Express Inc. ("Burlington") and Brink's Home Security, Inc. ("BHS"), lower general corporate expenses and decreased net interest expense, partially offset by decreased operating results for Brink's, Incorporated ("Brink's") and Mineral Ventures and higher nonoperating expenses compared with the same period of last year. The first quarter of 1993 was adversely affected by a one-time coal litigation charge and a corporate charge related to the Company's then proposed reclassification of its common stock into two classes.

Burlington
- - ----------

Burlington reported an operating profit of $9.0 million in the 1994 first quarter, a $7.5 million increase over the $1.5 million profit reported in the first quarter of 1993. Worldwide revenues rose 13% to $261.5 million in the current year quarter from $230.9 million in the prior year first quarter. The $30.6 million increase in revenues resulted principally from higher volume in both domestic and international markets. Increased revenues from higher volumes were partially offset by lower average yields (revenues per pound). Total weight shipped worldwide increased 17% to 275.6 million pounds in the 1994 first quarter from 235.9 million pounds in the same period a year earlier. Operating expenses and selling, general and administrative expenses increased $22.2 million and $1.2 million, respectively, in the 1994 first quarter compared with the prior year quarter. The increase in operating expenses largely resulted from the increased volume of business. The increase in operating profit, resulting from increased revenues exceeding increased operating expenses, for the comparable period is almost entirely attributable to increased Americas' operating profit of $7.3 million. Foreign operating profit increased $.2 million compared with the prior year first quarter.

Americas' operating profit benefitted from domestic volume increases of which a significant portion was from increased auto and electronics industry shipments. Although export volumes also increased, U.S. exports have been impacted by competitors focus on international freight with aggressive pricing on new business. Americas' operating profit also benefitted from lower fuel costs, the use of more efficient aircraft placed in service during the first half of 1993 and increased capacity as a result of the fourth quarter 1993 expansion of its airfreight hub in Toledo, Ohio, which assisted in achieving greater efficiency. These operations achieved improved results despite service interruptions and increased costs due to adverse weather conditions. The severe winter weather caused airport shutdowns as well as increased mechanical problems. Gains from increased volume of business and efficiencies for Americas' operations were partially offset by decreased average yields in the 1994 first quarter. Average yields continue to reflect a highly competitive pricing environment. While pricing stabilized during the 1994 first quarter, such prices were at reduced levels from those attained in the 1993 first quarter.

Gross profit from Intra-America business increased $10.2 million (30%) compared with the prior year quarter as a 7% decrease in average costs per pound and a 23% increase in weight shipped was only partially offset by a 3% decrease in average yields. Export gross profit increased $.2 million (2%) as a 5% decrease in average costs per pound and an 8% increase in weight shipped was partially offset by a 6% decrease in average yields. Americas' operating profit also included a $1.2 million increase in profit from imports and charter business offset by $4.3 million higher station and corporate support group costs.

Operating results of foreign operations in the current year quarter increased $.2 million, also benefitting from increased volumes. The impact of increased volumes was partially offset by lower yields, increased airline costs where the market capacity is constrained as well as additional costs incurred in connection with offering complete global logistics services.

Brink's
- - -------

Brink's operating profit decreased $.3 million to $6.1 million in the first quarter of 1994 from $6.4 million in the first quarter of 1993 with an increase in revenues of $11.7 million, offset by increases in operating expenses and selling, general and administrative expenses of $11.5 million and a decrease in other operating income of $.5 million. North American operating profits increased by $1.1 million to $4.5 million for the 1994 first quarter compared with the same period last year, despite the adverse impacts of the severe winter weather and the southern California earthquake. Earnings from international subsidiaries and affiliates decreased $1.4 million to $1.7 million for the same comparative period.

The increase in revenues was almost entirely due to North American operations and largely from armored car and ATM operations. The increase in operating profit for North American operations, however, was largely attributable to North American air courier operations, which increased $.9 million resulting from strong volumes of currency and precious metals shipments. Despite strong revenues, North American armored car operating profits decreased compared with 1993 results due to adverse weather conditions, the California earthquake, a low level of special shipments and increased insurance costs. Results for Canadian operations continued to improve throughout the 1994 first quarter largely due to cost efficiencies, growth in the ATM line of business and service area withdrawals by a competitor.

The decrease in operating earnings from international subsidiaries and affiliates was primarily due to unfavorable results in Mexico and Brazil. Equity in earnings of foreign affiliates, which is included
in other operating income, decreased $.3 million.   Unfavorable
results from Brink's Mexican affiliate, in which Brink's has a 20% equity interest, reflected the impact of the local economic recession, restructuring costs which included employee severance costs, and strengthening competition. Brink's Brazil, a wholly-owned subsidiary, reported an operating loss of $.6 million compared with income of $.4 million in the prior year first quarter. The 1994 first quarter loss reflected the costs of extra security measures made necessary by the significant increase in armed robberies at Brink's and its competitors as well as the industry-wide strike in Rio de Janeiro which was intended to focus government attention on the security problem.

BHS
- - ---

Operating profit of BHS increased $1.2 million to $7.6 million in the first quarter of 1994 from $6.4 million in the prior year quarter. The operating profit increase was primarily due to a $1.8 million increase in monitoring margin, only partially offset by a $.4 million increase in installation expenses and a $.2 million increase in account servicing and administrative costs. The increase in the monitoring margin reflects 20% higher monitoring revenues and a 21% higher average subscriber base in the first quarter of 1994 compared with the prior year quarter. Net new subscribers totaled 16,300 in the first quarter of 1994 compared with 9,900 in the first quarter of 1993. Subscribers at March 31, 1994 totaled 275,900.

Foreign Operations
- - ------------------

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

Coal
- - ----

Coal operations had an operating loss totaling $107.8 million in the first quarter of 1994 compared with an operating profit of $5.5 million in the year earlier quarter. The 1994 first quarter coal operating loss included $90.8 million of charges for asset writedowns and accruals for costs related to facilities which are being closed and $6.7 million of operating losses incurred during the first quarter related to those facilities. Coal's ongoing operations incurred losses of $10.3 million in the 1994 first quarter. The decrease compared with prior year operating results reflected the adverse impact of the severe winter weather which particularly hampered surface mine production and river transportation. The 1994 first quarter included the operating results from substantially all the coal mining operations and coal sales contracts of Addington Resources, Inc. ("Addington"), which acquisition was completed by the Minerals Group on January 14, 1994.

Sales volume of 6.1 million tons for the 1994 first quarter was 13% or .7 million tons greater than sales volume in the 1993 first quarter. Coal produced and purchased totaled 6.3 million tons for the 1994 first quarter, an 18% or 1.0 million ton increase over the 1993 first quarter. Coal sales and produced/purchased in the first quarter of 1994 attributable to Addington operations amounted to 1.4 million tons and 1.6 million tons, respectively.

In the 1994 first quarter, 38% of total production was derived from deep mines and 62% was derived from surface mines compared with 62% and 38% of deep and surface mine production, respectively, in the first quarter of 1993.

Both production and sales in the 1994 first quarter were impacted by the extreme cold weather and above-normal precipitation. Production was hampered not only by a large number of lost production days, but also by the continuing interruptions which limited output efficiencies during periods of performance. Sales suffered due to lost loading days and were impeded by closed and restricted road accessibility. Sales were further impacted by the lack of rail car availability and the disruption of river barge service initially due to frozen waterways and subsequently due to the heavy snow melt and rain, which raised the rivers above operational levels. The severe weather also reduced output from purchased coal suppliers, which hindered the ability to meet customer shipments during the period. In addition to weather related difficulties, operations in the 1994 first quarter were affected by lost business due to a utility customer's plant closure and production shortfalls due to withdrawal of contractors from the market.

Average coal margin (realization less current production costs of coal sold), which was a loss of $1.02 per ton for the current year quarter, decreased $3.81 per ton from the prior year first quarter with a 3.8% or $1.13 per ton decrease in average realization and a 10.0% or $2.68 per ton increase in average current production costs of coal sold.
The increase in average current production costs was primarily caused by the previously mentioned adverse weather conditions, which significantly reduced planned production, and unusually high costs incurred at mines which are being closed.

The metallurgical coal markets continued their long-term decline with price reductions of $3.85 per ton negotiated early in the year between Canadian and Australian producers and Japanese steel mills. The Coal Operations recently reached agreement with its major Japanese steel customers for new three-year contracts for metallurgical coal shipments. Such agreements replace sales contracts which expired on March 31, 1994. Pricing under the new agreements for the coal year beginning April 1, 1994 was impacted by the price reductions accepted by foreign producers, but is largely offset by modifications in coal quality specification which allows the Coal Operation flexibility in sourcing and blending the coals. The net margin for coal sold under such agreements is expected to decrease less than $1 a ton for the current contract year. Negotiations continue with certain customers in Europe and Brazil. Although the outcome of these negotiations is uncertain they are expected to result in potential margin reductions from no change up to $1 per ton. Sales of metallurgical coal are expected to decrease.

As a result of the continuing long-term decline in the metallurgical coal markets, which is evidenced by the recent severe price reductions, the Coal Operation is accelerating its strategy of decreasing its exposure to these markets by reducing its metallurgical coal production and increasing its production and sales of lower cost surface minable steam coal. After a review of the economic viability of the remaining metallurgical coal assets, certain underground mines are being closed resulting in significant economic impairment of the related preparation plants. In addition, one surface steam coal mine, the Heartland mine, is being closed due to rising costs caused by unfavorable geological conditions. The $90.8 million in charges to operating earnings in the 1994 first quarter included a reduction in the carrying value of these assets and related accruals for mine closure costs. These charges included asset writedowns of $46.5 million, mine closing costs, including reclamation expenses, estimated at $23.1 million and contractually or statutorily required employee severance and other benefit costs estimated at $21.2 million. Of the total charges, liabilities which are expected to be paid within one year total $16.8 million with the balance over the next several years. Operating results for the remainder of 1994 and thereafter should benefit from these measures, the continued integration of Addington operations, the planned expansion of surface mine operations and cost reductions resulting from personnel cutbacks and the realignment of administrative duties which were put in place at the end of the 1994 first quarter.

The Coal Operation's principal labor agreement with the UMWA expires on June 30, 1994. The Company expects a replacement contract will be submitted for a ratification vote prior to expiration of the existing contract.

Operating profit in the first quarter of 1993 was negatively impacted by a $1.8 million charge to settle litigation related to the moisture content of tonnage used to compute royalty payments to the UMWA pension and benefit funds during the period ending February 1, 1988. The effect of these costs were offset by strong production, good productivity, a solid performance at certain surface mining operations in Virginia and Kentucky and favorable labor related expenses during the period.

Mineral Ventures
- - ----------------

Operating profit of Mineral Ventures decreased $.6 million in the 1994 first quarter to an operating loss of $.2 million, from an operating profit of $.4 million in the prior year first quarter. The decrease in operating profit principally reflects increased exploration costs in Australia and Nevada as well as lower production at the Stawell gold mine. The production shortfall at the Stawell mine was largely due to an operator accident during the 1994 first quarter, which also resulted in higher operating costs for the period. The Stawell gold mine, in which Mineral Ventures has a 67% net equity interest, produced 16,855 ounces in the 1994 first quarter compared with 18,765 ounces in the comparable 1993 period. A joint venture in which Mineral Ventures also has a net 67% equity interest continued gold exploration in Nevada and Australia during the 1994 first quarter.

Other Operating Income
- - ----------------------

Other operating income for the first quarter of 1994 remained unchanged from the $5.0 million recognized in the year earlier quarter. Other operating income principally includes the Company's share of net income of unconsolidated affiliates, which are substantially attributable to equity affiliates of Brink's, and royalty income from coal and natural gas properties.

Corporate Expenses
- - ------------------

General corporate expenses decreased $.7 million to $3.9 million for the 1994 first quarter from $4.6 million for the 1993 first quarter. Expenses in the 1993 first quarter were greater than those in the current year quarter due to costs incurred in the 1993 period related to the Company's then proposed reclassification of its common stock into two classes.

Interest Expense
- - ----------------

Interest expense for the first quarter of 1994 decreased by $.7 million to $2.6 million from $3.3 million in the first quarter of 1993. Interest expense in the first quarter of 1993 included interest assessed on settlement of coal litigation related to the moisture content of tonnage used to compute royalty payments to UMWA pension and benefit funds. Interest expense for the 1994 first quarter was also affected by increased expense due to higher average borrowings under revolving credit facilities resulting from the Addington acquisition offset by lower interest expense resulting from early payment of a term loan which occurred during the 1993 second quarter.

Other Income (Expense), Net
- - ---------------------------

Other net expense for the first quarter of 1994 increased $2.2 million to a net expense of $2.3 million from $.1 million in the first quarter of 1993. This included expenses of $1.2 million recognized on the Company's redemption of its 9.2% Convertible Subordinated Debentures.

FINANCIAL CONDITION
- - -------------------

Cash Provided by Operations
- - ---------------------------

Cash provided by operating activities during the first three months of 1994 totaled $7.8 million compared with $17.8 million in the first three months of 1993. Operations provided less cash in the 1994 period due to the integration of operating activities of Addington which required cash to finance working capital needs since acquisition. Net income, noncash charges and changes in operating assets and liabilities in the 1994 first quarter were significantly affected by after-tax special and other charges of $58.1 million which had no effect in the first quarter on cash generated by operations.
Of the total $90.8 million of 1994 first quarter pre-tax charges, $46.5 million was for noncash writedowns of assets and the remainder represents liabilities, of which $16.8 million are expected to be paid within one year with the balance over the next several years.

Capital Expenditures
- - --------------------

Cash capital expenditures for the first three months of 1994 totaled $19.4 million. Of that amount, $2.4 million was spent by Coal, $.3 million was spent by Mineral Ventures, $5.2 million was spent by Burlington, $3.0 million was spent by Brink's and $8.5 million was spent by BHS. Expenditures incurred by BHS in the 1994 first quarter were primarily for customer installations, representing the expansion in the subscriber base. For the full year 1994, capital expenditures are estimated to approximate $95 million. The foregoing amounts exclude equipment expenditures that have been or are expected to be financed through capital and operating leases, and any acquisition expenditures.

Other Investing Activities
- - --------------------------

All other investing activities in the 1994 first quarter used net cash of $146.2 million. In January 1994, the Company paid approximately $157 million in cash for the acquisition of substantially all the coal mining operations and coal sales contracts of Addington. The purchase price of the acquisition was financed through the issuance of $80.5 million of a new series of convertible preferred stock, which is convertible into Pittston Minerals Group Common Stock, and additional debt under revolving credit agreements.

Financing
- - ---------

The Company intends to fund its capital expenditure requirements during the remainder of 1994 primarily with anticipated cash flows from operating activities and through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or short-term borrowing arrangements. In March 1994, the Company entered into a $350 million revolving credit agreement with a syndicate of banks (the "New Facility"), replacing the Company's previously existing $250 million of revolving credit agreements. The New Facility includes a $100 million five-year term loan, which matures in March 1999. The New Facility also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250 million until March 1999. As of March 31, 1994, borrowings of $100 million were outstanding under the five-year term loan portion of the New Facility with no additional borrowings outstanding under the remainder of the facility.

Debt
- - ----

Outstanding debt, including borrowings under revolving credit agreements, aggregated $174.4 million at March 31, 1994, up from $75.8 million at year-end 1993. Cash generated from operating activities and net cash proceeds from the issuance of preferred stock were not sufficient to fund capital expenditures and the Addington acquisition, resulting in additional borrowings under the Company's revolving credit agreements.

On April 15, 1994, the Company redeemed all outstanding 9.2% Convertible Subordinated Debentures due July 1, 2004. The principal amount outstanding was $27.8 million and the premium paid to call the debt totaled $.8 million. The Company used cash provided under its revolving credit agreements to redeem the debentures. The premium paid in addition to other charges related to the redemption were accrued at March 31, 1994 and were included in the Company's Consolidated Statement of Operations.

Capitalization
- - --------------

In January 1994, the Company issued $80.5 million (161,000 shares) of a new series of preferred stock, convertible into Minerals Stock. The convertible preferred stock pays an annual cumulative dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefor, when, as and if declared by the Board of Directors of the Company, which commenced March 1, 1994, and bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon.

As of March 31, 1994, debt as a percent of capitalization (total debt and shareholders' equity) was 32%, compared with 18% at December 31,
1993.   The increase since December 1993 is largely due to the
additional debt incurred under the New Facility to finance the Addington acquisition. The increase in equity as a result of the issuance of preferred stock was largely offset by the net loss incurred for the quarter ended March 31, 1994.

The Board of Directors of the Company in 1993 authorized the repurchase of up to 1,250,000 shares of Pittston Services Group Common Stock ("Services Stock") and 250,000 shares of Pittston Minerals Group Common Stock ("Minerals Stock"). As of March 31, 1994, a total of 22,600 shares of Services Stock and 31,500 shares of Minerals Stock had been acquired pursuant to the authorization. Of those amounts, 22,600 shares of Services Stock and 12,700 shares of Minerals Stock were repurchased in the first quarter of 1994 at an aggregate cost of $.8 million, of which $.5 million was paid subsequent to the end of the quarter.

Dividends
- - ---------

The Board of Directors intends to declare and pay dividends on Services Stock and Minerals Stock based on earnings, financial condition, cash flow and business requirements of the Services Group and the Minerals Group, respectively. Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its public debt and bank credit agreements, losses by one Group could affect the Company's ability to pay dividends in respect of stock relating to the other Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount as defined in the Company's Articles of Incorporation.

During the first quarter of 1994, the Board of Directors declared and paid cash dividends of 5 cents per share of Services Stock and 16.25 cents per share of Minerals Stock. On an equivalent basis, during the 1993 first quarter the Company paid dividends of 4.6 cents per share and 14.8 cents per share for Services Stock and Minerals Stock, respectively. Dividends paid on the cumulative convertible preferred stock in the 1994 first quarter totaled $.6 million.


                                  PITTSTON SERVICES GROUP
                                       BALANCE SHEETS
                                 (In thousands of dollars)

                                                              Mar. 31,    Dec. 31,
                          ASSETS                                1994        1993
- - ---------------------------------------------------------------------------------
Current assets:                                              (Unaudited)
  Cash and cash equivalents                                  $ 45,383      30,271
  Short-term investments, at lower of cost or market            2,173       1,881
  Accounts receivable (net of estimated amount
    uncollectible:  1994 - $13,556; 1993 - $13,745)           213,139     211,565
  Receivable - Pittston Minerals Group                          4,574           -
  Inventories, at lower of cost or market                       4,101       3,235
  Prepaid expenses                                             17,359      19,258
  Deferred income taxes                                        23,332      22,919
- - ---------------------------------------------------------------------------------
    Total current assets                                      310,061     289,129
Property, plant and equipment, at cost (net of
  accumulated depreciation and amortization:
  1994 - $214,467; 1993 - $207,086)                           194,560     188,076
Intangibles, net of amortization                              212,084     213,634
Deferred pension assets                                        41,426      42,425
Deferred income taxes                                           1,274         839
Other assets                                                   69,908      72,838
- - ---------------------------------------------------------------------------------
    Total assets                                             $829,313     806,941
=================================================================================

        LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Short-term borrowings                                      $ 10,255       9,546
  Current maturities of long-term debt                          8,057       7,878
  Accounts payable                                            140,466     131,893
  Payable - Pittston Minerals Group                                 -      19,098
  Accrued liabilities                                         113,143     113,293
- - ---------------------------------------------------------------------------------
    Total current liabilities                                 271,921     281,708
Long-term debt, less current maturities                        78,472      58,109
Postretirement benefits other than pensions                     5,441       4,802
Workers' compensation and other claims                          9,015       9,043
Deferred income taxes                                          34,557      33,727
Payable - Pittston Minerals Group                              14,709      14,709
Other liabilities                                              26,609      26,474
Shareholder's equity                                          388,589     378,369
- - ---------------------------------------------------------------------------------
    Total liabilities and shareholder's equity               $829,313     806,941
=================================================================================

See accompanying notes to financial statements.



                                  PITTSTON SERVICES GROUP
                                 STATEMENTS OF OPERATIONS
                         (In thousands, except per share amounts)
                                        (Unaudited)


                                                             Quarter Ended
                                                               March 31
- - -----------------------------------------------------------------------------
                                                            1994       1993
- - -----------------------------------------------------------------------------
Operating revenues                                        $411,053   363,757
- - -----------------------------------------------------------------------------

Operating expenses                                         346,244   309,437
Selling, general and administrative expenses                46,363    44,865
- - -----------------------------------------------------------------------------
  Total costs and expenses                                 392,607   354,302
- - -----------------------------------------------------------------------------
Other operating income                                       2,048     2,209
- - -----------------------------------------------------------------------------
Operating profit                                            20,494    11,664

Interest income                                                622       481
Interest expense                                            (1,769)   (2,328)
Other income (expense), net                                 (2,116)     (150)
- - -----------------------------------------------------------------------------
Income before income taxes                                  17,231     9,667
Provision for income taxes                                   6,720     4,253
- - -----------------------------------------------------------------------------
Net income                                                $ 10,511     5,414
=============================================================================

Per Pittston Services Group Common Share:
  Net income                                              $    .28       .15
=============================================================================
  Cash dividends                                          $  .0500     .0455
=============================================================================
Average shares outstanding of Pittston Services Group
  Common Stock                                              37,662    36,558
=============================================================================


See accompanying notes to financial statements.

                                  PITTSTON SERVICES GROUP
                                 STATEMENTS OF CASH FLOWS
                                 (In thousands of dollars)
                                        (Unaudited)

                                                                      Quarter Ended
                                                                        March 31
- - ----------------------------------------------------------------------------------------
                                                                  1994            1993
- - ----------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                    $10,511           5,414
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Noncash charges and other write-offs                          339              11
      Depreciation and amortization                              12,973          12,074
      Provision for deferred income taxes                           276             193
      Provision for pensions, noncurrent                          1,008              63
      Provision for uncollectible accounts receivable               502             879
      Equity in earnings of unconsolidated affiliates, net
        of dividends received                                    (1,530)         (1,614)
      Other operating, net                                          301             417
      Change in operating assets and liabilities:
        Decrease (increase) in accounts receivable               (2,076)          1,450
        Increase in inventories                                    (866)           (410)
        Increase in prepaid expenses                               (266)         (3,112)
        Increase (decrease) in accounts payable and accrued
          liabilities                                             7,928          (7,338)
        Decrease (increase) in other assets                       3,231          (2,571)
        Decrease in other liabilities                            (1,619)            (15)
        Other, net                                                 (114)            325
- - ----------------------------------------------------------------------------------------
           Net cash provided by operating activities             30,598           5,766
- - ----------------------------------------------------------------------------------------

Cash flows from investing activities:
  Additions to property, plant and equipment                    (16,754)        (20,015)
  Property, plant and equipment pending lease financing           2,047            (730)
  Disposal of property, plant and equipment                         267             681
  Acquisitions and related contingent payments                      (63)            (16)
  Other, net                                                      2,079            (401)
- - ----------------------------------------------------------------------------------------
           Net cash used by investing activities                (12,424)        (20,481)
- - ----------------------------------------------------------------------------------------

Cash flows from financing activities:
  Additions to debt                                              24,601          10,667
  Reductions of debt                                             (4,327)         (1,959)
  Borrowings (repayments) - Minerals Group                      (23,672)          3,544
  Repurchase of common stock                                          -            (921)
  Proceeds from exercise of stock options                         2,151             839
  Proceeds from the sale of stock to SIP                              -             108
  Proceeds from sale of stock to Minerals Group                      74               -
  Dividends paid                                                 (1,887)         (1,660)
  Cost of Services Stock Proposal                                    (2)              -
  Net cash from the Company                                           -           2,189
- - ----------------------------------------------------------------------------------------
           Net cash provided (used) by financing activities      (3,062)         12,807
- - ----------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents             15,112          (1,908)
Cash and cash equivalents at beginning of period                 30,271          28,350
- - ----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                      $45,383          26,442
========================================================================================


See accompanying notes to financial statements.

                        PITTSTON SERVICES GROUP
                     NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)
          (In thousands of dollars, except per share amounts)

(1) The approval on July 26, 1993 (the "Effective Date"), by the shareholders of The Pittston Company (the "Company") of the Services Stock Proposal, as described in the Company's proxy statement dated June 24, 1993, resulted in the reclassification of the Company's common stock. The outstanding shares of Company common stock were redesignated as Pittston Services Group Common Stock ("Services Stock") on a share-for-share basis and a second class of common stock, designated as Pittston Minerals Group Common Stock ("Minerals Stock"), was distributed on the basis of one-fifth of one share of Minerals Stock for each share of the Company's previous common stock held by shareholders of record on July 26, 1993. Minerals Stock and Services Stock provide shareholders with separate securities reflecting the performance of the Pittston Minerals Group (the "Minerals Group") and the Pittston Services Group (the "Services Group") respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting either Group. Accordingly, all stock and per share data prior to the reclassification have been restated to reflect the reclassification. The primary impacts of this restatement are as follows:

     * Net income per common share has been included in the Statements of Operations. For the purpose of computing net income per common share of Services Stock, the number of shares of Services Stock prior to the Effective Date are assumed to be the same as the total number of shares of the Company's common stock.

     * All financial impacts of purchases and issuances of the Company's common stock have been attributed to each Group in relation of their respective common equity to the Company's common stock. Dividends paid by the Company were attributed to the Services and Minerals Groups in relation to the initial dividends paid on the Services Stock and the Minerals Stock.

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

(2)  The following analyzes shareholder's equity for the Services
     Group for the periods presented:

                                                  Quarter Ended          Year Ended
                                                  March 31, 1994     December 31, 1993
       -------------------------------------------------------------------------------
       Balance at beginning of period                 $378,369              329,158
       Net income                                       10,511               47,126
       Stock options exercised                           2,151               12,124
       Stock released from employee benefits
         trust to employee benefit plan                    158                  841
       Stock sold from employee benefits trust
         to employee benefit plan                            -                  220
       Stock sold to Minerals Group                         74                  128
       Stock repurchase                                   (495)                (920)
       Dividends declared                               (1,887)              (7,055)
       Costs of Services Stock Proposal                     (2)              (1,564)
       Foreign currency translation adjustment            (290)              (4,104)
       Tax benefit of options exercised                      -                1,519
       Net cash from the Company                             -                  896
       -----------------------------------------------------------------------------
       Balance at end of period                       $388,589              378,369
       =============================================================================

(3) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for superviso-ry, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Services Group and the BHS segment for the first three months of 1994 and 1993 by $1,120 and $874, respectively. The effect of this change increased net income per share of the Services Group for the first three months of 1994 and 1993 by $.02 and $.01, respectively.

(4) The amounts of depreciation and amortization of property, plant and equipment in the first quarter 1994 and 1993 totaled $10,724 and $9,782, respectively.

(5) Cash payments made for interest and income taxes (net of refunds received) were as follows:


                                              First Quarter
                         ----------------------------------
                                              1994     1993
                         ----------------------------------

                         Interest             $2,453   2,677
                         ===================================
                         Income taxes         $6,833   9,233
                         ===================================


     During the three month periods ended March 31, 1994 and 1993, capital lease obligations of $925 and $10, respectively, were incurred for leases of property, plant and equipment.

(6) On April 15, 1994, the Company redeemed all of the $27,811 9.2% Convertible Subordinate Debentures due July 1, 2004, at a premium of $767. This debt had been attributed to the Services Group. The premium and other charges related to the redemption have been included in the Services Group statement of operations as other expense.

(7) In January 1994, 161,000 shares of convertible preferred stock (convertible into Minerals Stock) were issued to finance a portion of the acquisition of substantially all of the coal mining operations and coal sales contracts of Addington Resources, Inc. While the issuance of the preferred stock had no effect on the capitalization of the Services Group, commencing March 1, 1994, annual cumulative dividends of $31.25 per share of convertible preferred stock are payable quarterly, in cash, in arrears, from the date of original issue out of all funds of the Company legally available therefor, when, as and if declared by the Company's Board. A portion of the acquisition was also financed with additional debt under existing credit facilities. In March 1994, the additional debt incurred for this acquisition was refinanced with a five-year term loan. The acquisition and related financing have been attributed to the Minerals Group.

(8) Certain prior period amounts have been reclassified to conform to current period financial statement presentation.

(9) All adjustments have been made which are, in the opinion of management, necessary to a fair presentation of results of operations for the periods reported herein. All such adjustments are of a normal recurring nature.

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

The Company provides holders of Pittston Services Group Common Stock ("Services Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the Services Group in addition to consolidated financial information of the Company. Notwithstanding the attribution of assets and liabilities (including contingent liabilities) between the Pittston Minerals Group (the "Minerals Group") and the Services Group for the purpose of preparing their financial statements, this attribution and the change in the capital structure of the Company as a result of the approval of the Services Stock Proposal, as described in the Company's proxy statement dated June 24, 1993, did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. Holders of Services Stock are shareholders of the Company, which continues to be responsible for all its liabilities. Therefore, financial developments affecting the Minerals Group or the Services Group that affect the Company's financial condition could affect the results of operations and financial condition of both Groups. Accordingly, the Company's consolidated financial statements must be read in connection with the Services Group's financial statements.

The following discussion is a summary of the key factors management considers necessary in reviewing the Services Group's results of operations, liquidity and capital resources. This discussion should be read in conjunction with the financial statements and related notes of the Company.

                                    SEGMENT INFORMATION
                                 (In thousands of dollars)

                                                          Quarter Ended
                                                            March 31
     ----------------------------------------------------------------------
                                                        1994         1993
     ----------------------------------------------------------------------
     Revenues:
       Burlington                                     $261,484     230,885
       Brink's                                         123,765     112,023
       BHS                                              25,804      20,849
     ----------------------------------------------------------------------
     Revenues                                         $411,053     363,757
     ======================================================================

     Operating profit:
       Burlington                                     $  9,010       1,474
       Brink's                                           6,133       6,419
       BHS                                               7,566       6,369
     ----------------------------------------------------------------------
       Segment operating profit                         22,709      14,262
       General corporate expense                        (2,215)     (2,598)
     ----------------------------------------------------------------------
     Operating profit                                   20,494      11,664
     Interest income                                       622         481
     Interest expense                                   (1,769)     (2,328)
     Other income (expense), net                        (2,116)       (150)
     ----------------------------------------------------------------------
     Income before income taxes                         17,231       9,667
     Provision for income taxes                          6,720       4,253
     ----------------------------------------------------------------------
     Net income                                       $ 10,511       5,414
     ======================================================================

RESULTS OF OPERATIONS
- - ---------------------

Net income totaled $10.5 million in the first quarter of 1994 compared with $5.4 million in the first quarter of 1993. Operating profit for the 1994 first quarter increased to $20.5 million from $11.7 million in the prior year quarter. The increase in net income and operating profit for the 1994 first quarter compared with the same period of 1993 was largely attributable to improved earnings for Burlington and BHS. Operating profit also benefitted from decreased general corporate expenses, which was offset by decreased Brink's operating results.

Revenues for the 1994 first quarter increased $47.3 million compared with the 1993 first quarter, of which $30.6 million was from Burlington, $11.7 million was from Brink's and $5.0 million was from BHS. Operating expenses and selling general and administrative expenses for the 1994 first quarter increased $38.3 million compared with the same period last year, of which $23.4 million was from Burlington, $11.5 million was from Brink's and $3.8 million was from BHS, partially offset by a $.4 million decrease in the allocation of corporate expenses.

Burlington
- - ----------

Burlington reported an operating profit of $9.0 million in the 1994 first quarter, a $7.5 million increase over the $1.5 million profit reported in the first quarter of 1993. Worldwide revenues rose 13% to $261.5 million in the current year quarter from $230.9 million in the prior year first quarter. The $30.6 million increase in revenues resulted principally from higher volume in both domestic and international markets. Increased revenues from higher volumes were partially offset by lower average yields (revenues per pound). Total weight shipped worldwide increased 17% to 275.6 million pounds in the 1994 first quarter from 235.9 million pounds in the same period a year earlier. Operating expenses and selling, general and administrative expenses increased $22.2 million and $1.2 million, respectively, in the 1994 first quarter compared with the prior year quarter. The increase in operating expenses largely resulted from the increased volume of business. The increase in operating profit, resulting from increased revenues exceeding increased operating expenses, for the comparable period is almost entirely attributable to increased Americas' operating profit of $7.3 million. Foreign operating profit increased $.2 million compared with the prior year first quarter.

Americas' operating profit benefitted from domestic volume increases of which a significant portion was from increased auto and electronics industry shipments. Although export volumes also increased, U.S. exports have been impacted by competitors focus on international freight with aggressive pricing on new business. Americas' operating profit also benefitted from lower fuel costs, the use of efficient aircraft placed in service during the first half of 1993 and increased capacity as a result of the fourth quarter 1993 expansion of its airfreight hub in Toledo, Ohio, which assisted in achieving greater efficiency. These operations achieved improved results despite service interruptions and increased costs due to adverse weather conditions. The severe winter weather caused airport shutdowns as well as increased mechanical problems. Gains from increased volume of business and efficiencies for Americas' operations were partially offset by decreased average yields in the 1994 first quarter. Average yields continue to reflect a highly competitive pricing environment. While pricing stabilized during the 1994 first quarter, such prices were at reduced levels from those attained in the 1993 first quarter.

Gross profit from Intra-America business increased $10.2 million (30%) compared with the prior year quarter as a 7% decrease in average costs per pound and a 23% increase in weight shipped was only partially offset by a 3% decrease in average yields. Export gross profit increased $.2 million (2%) as a 5% decrease in average costs per pound and an 8% increase in weight shipped was partially offset by a 6% decrease in average yields. Americas' operating profit also included a $1.2 million increase in profit from imports and charter business offset by $4.3 million higher station and corporate support group costs.

Operating results of foreign operations in the current year quarter increased $.2 million, also benefitting from increased volumes. The impact of increased volumes was partially offset by lower yields, increased airline costs where the market capacity is constrained as well as additional costs incurred in connection with offering complete global logistics services.

Brink's
- - -------

Brink's operating profit decreased $.3 million to $6.1 million in the first quarter of 1994 from $6.4 million in the first quarter of 1993 with increased revenues of $11.7 million, increased operating expenses and selling, general and administrative expenses of $11.5 million and decreased other operating income of $.5 million. North American operating profits increased by $1.1 million for the 1994 first quarter to $4.5 million compared with the same period last year, despite the adverse impacts of the severe winter weather and the southern California earthquake. Earnings from international subsidiaries and affiliates decreased $1.4 million to $1.7 million for the same comparative period.

The increase in revenues was almost entirely due to North American operations and largely from armored car and ATM operations. The increase in operating profit for North American operations, however, was largely attributable to North American air courier operations which increased $.9 million resulting from strong volumes of currency and precious metals shipments. Despite strong revenues, North American armored car operating profits decreased compared with 1993 results due to adverse weather conditions, the California earthquake, a low level of special shipments and increased insurance costs. Results for Canadian operations continued to improve throughout the 1994 first quarter largely due to cost efficiencies, growth in the ATM line of business and service area withdrawals by a competitor.

The decrease in operating earnings from international subsidiaries and affiliates was primarily due to unfavorable results in Mexico and Brazil. Equity in earnings of foreign affiliates, which is included
in other operating income, decreased $.3 million.   Unfavorable
results from Brink's Mexican affiliate, in which Brink's has a 20% equity interest, reflected the impact of the local economic recession, restructuring costs which included employee severance costs, and strengthening competition. Brink's Brazil, a wholly-owned subsidiary, reported an operating loss of $.6 million compared with income of $.4 million in the prior year first quarter. The 1994 first quarter loss reflected the costs of extra security measures made necessary by the significant increase in armed robberies at Brink's and its competitors as well as the industry-wide three day strike in Rio de Janeiro which was intended to focus government attention on the security problem.

BHS
- - ---

Operating profit of BHS increased $1.2 million to $7.6 million in the first quarter of 1994 from $6.4 million in the prior year quarter.
The operating profit increase was primarily due to a $1.8 million increase in monitoring margin, only partially offset by a $.4 million increase in installation expenses and $.2 million in account servicing and administrative costs. The increase in the monitoring margin reflects 20% higher monitoring revenues and a 21% higher average subscriber base in the first quarter of 1994 compared with the prior year quarter. Net new subscribers totaled 16,300 in the first quarter of 1994 compared with 9,900 in the first quarter of 1993. Subscribers at March 31, 1994 totaled 275,900.

Foreign Operations
- - ------------------

A portion of the Services Group's financial results is derived from activities in several foreign countries, each with a local currency other than the U.S. dollar. Because the financial results of the Services Group are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The Services Group's international activity is not concentrated in any single currency, which limits the risks of foreign rate fluctuations. In addition, foreign currency rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The Services Group routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Company, on behalf of the Services Group, uses foreign exchange forward contracts to hedge the risks associated with certain transactions denominated in currencies other than the functional currency. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. In addition, cumulative translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. Brink's subsidiaries in Brazil and Israel operate in such highly inflationary economies.

Additionally, the Services Group is subject to other risks customarily associated with doing business in foreign countries, including economic conditions, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Services Group cannot be predicted.

Corporate Expenses
- - ------------------

A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Services Group based on utilization and other methods and criteria which management believes to be equitable and a reasonable estimate of such expenses as if the Services Group operated on a stand alone basis. These allocations were $2.2 million and $2.6 million for the first quarter of 1994 and 1993, respectively. General corporate expenses in the 1993 first quarter were greater than those in the current year quarter due to costs incurred in the 1993 period related to the Company's then proposed reclassification of its common stock into two classes.

Other Operating Income
- - ----------------------

Other operating income decreased $.2 million to $2.0 million in the 1994 first quarter from $2.2 million in the 1993 first quarter. Other operating income consists primarily of equity earnings of foreign affiliates. These earnings, which are primarily attributable to equity affiliates of Brink's, amounted to $1.6 million and $1.9 million for the first quarter of 1994 and 1993, respectively.

Interest Expense
- - ----------------

Interest expense for the first quarter of 1994 decreased by $.5 million to $1.8 million from $2.3 million in the first quarter of 1993. Interest expense in the first quarter of 1993 included interest on debt which was retired during the latter half of 1993.

Other Income (Expense), Net
- - ---------------------------

Other net expense for the first quarter of 1994 increased by $1.9 million to a net expense of $2.1 million from $.2 million in the first quarter of 1993. This included expenses of $1.2 million recognized on the Company's redemption of its 9.2% Convertible Subordinated
Debentures.


FINANCIAL CONDITION
- - -------------------

A portion of the Company's corporate assets and liabilities has been attributed to the Services Group based upon utilization of the shared services from which assets and liabilities are generated, which management believes to be equitable and a reasonable estimate of the asset and liabilities which would be generated if the Services Group operated on a stand alone basis.

Cash Flow Provided by Operations
- - --------------------------------

Cash provided by operating activities for the first quarter of 1994 totaled $30.6 million compared with $5.8 million in the first quarter of 1993. The increase in 1994 compared with 1993 was largely due to the significant increase in net income for the current year period in addition to a decrease in net cash requirements for operating assets and liabilities.

Capital Expenditures
- - --------------------

Cash capital expenditures for the first quarter of 1994 totaled $16.8 million, excluding equipment expenditures that have been or are expected to be financed through capital and operating leases, and any acquisition expenditures. Of the $16.8 million of cash capital expenditures for the 1994 first quarter, $5.2 million was made by Burlington, $3.0 million was made by Brink's and $8.6 million was made by BHS. Expenditures incurred by BHS in the 1994 first quarter were primarily for customer installations, representing the expansion in the subscriber base. For the full year 1994, capital expenditures excluding expenditures that have been or are expected to be financed through capital and operating leases and acquisition expenditures, are estimated to approximate $65 million.

Financing
- - ---------

The Services Group intends to fund its capital expenditure requirements during the remainder of 1994 primarily with anticipated cash flows from operating activities and through operating and capital leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or short-term borrowing arrangements or borrowings from the Minerals Group. In March 1994, the Company entered into a $350 million revolving credit agreement with a syndicate of banks (the "New Facility"), replacing the Company's previously existing $250 million of revolving credit agreements. The New Facility includes a $100 million five-year term loan, which matures in March 1999. The New Facility also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250 million until March 1999. As of March 31, 1994, borrowings of $100 million were outstanding under the five-year term loan portion of the New Facility with no additional borrowings outstanding under the remainder of the facility. Of the total amount outstanding under the New Facility $23.4 million was attributed to the Services Group.

Debt
- - ----

Cash used for debt repayments and funding to the Minerals Group, net of borrowings totaled $3.4 million. The amount of the $100 million term loan attributed to the Services Group was $23.4 million at March 31, 1994.

On April 15, 1994, the Company redeemed all outstanding 9.2% Convertible Subordinated Debentures due July 1, 2004. Such debt had been attributed to the Services Group. The principal amount outstanding was $27.8 million and the premium paid to call the debt totaled $.8 million. The Company used cash provided under its revolving credit agreements to redeem the debentures. The premium paid in addition to other charges related to the redemption were accrued at March 31, 1994 and were included in the statement of operations.

Capitalization
- - --------------

Since the approval of the Services Stock Proposal, capitalization of the Services Group has been affected by all share activity related to Services Stock.

In 1993, the Board of Directors authorized a new share repurchase program under which up to 1,250,000 shares of Services Stock and 250,000 shares of Minerals Stock may be repurchased. As of March 31, 1994, a total of 22,600 shares of Services Stock had been acquired pursuant to the authorization, all of which was acquired in 1994 at an aggregate cost of $.5 million which was paid subsequent to the end of the quarter.

Dividends
- - ---------

The Board of Directors intends to declare and pay dividends on Services Stock based on earnings, financial condition, cash flow and business requirements of the Services Group. Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its public debt and bank credit agreements, losses by the Minerals Group could affect the Company's ability to pay dividends in respect of stock relating to the Services Group.

As a result of the Company's issuance in January 1994 of 161,000 shares of a new series of preferred stock, convertible into Minerals Stock, the Company pays an annual cumulative dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefor, when, and if declared by the Board of Directors of the Company which commenced March 1, 1994. Such stock also bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon.

During the first quarter of 1994, the Board of Directors declared and paid cash dividends of 5 cents per share of Services Stock and on an equivalent basis, during the 1993 first quarter the Company paid dividends of 4.6 cents per share of Services Stock.

                                  PITTSTON MINERALS GROUP
                                      BALANCE SHEETS
                                 (In thousands of dollars)

                                                             Mar. 31,     Dec. 31,
                          ASSETS                               1994         1993
- - ----------------------------------------------------------------------------------
Current assets:                                             (Unaudited)
  Cash and cash equivalents                                  $  2,073       2,141
  Short-term investments, at lower of cost or market           21,240      21,065
  Accounts receivable (net of estimated amount
    uncollectible:  1994 - $2,296; 1993 - $2,295)              98,126      84,978
  Receivable - Pittston Services Group                              -      19,098
  Inventories, at lower of cost or market:
    Coal                                                       28,664      18,649
    Other                                                       4,502       2,271
- - ----------------------------------------------------------------------------------
                                                               33,166      20,920
  Prepaid expenses                                             14,793       8,235
  Deferred income taxes                                        32,557      30,723
- - ----------------------------------------------------------------------------------
    Total current assets                                      201,955     187,160
Property, plant and equipment, at cost (net of
  accumulated depreciation, depletion and amortization:
  1994 - $148,694; 1993 - $205,447)                           218,123     181,745
Deferred pension assets                                        75,056      74,641
Deferred income taxes                                         114,972      76,887
Coal supply contracts                                         100,884      35,462
Intangibles, net                                               82,552       1,408
Receivable - Pittston Services Group                           14,709      14,709
Other assets                                                   39,006      34,235
- - ----------------------------------------------------------------------------------
    Total assets                                             $847,257     606,247
==================================================================================

        LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Current maturities of long-term debt                       $    304          30
  Accounts payable                                             87,561      50,383
  Payable - Pittston Services Group                             4,574           -
  Accrued liabilities                                         145,685     124,421
- - ----------------------------------------------------------------------------------
    Total current liabilities                                 238,124     174,834
Long-term debt, less current maturities                        77,332         279
Postretirement benefits other than pensions                   210,075     207,416
Workers' compensation and other claims                        138,360     118,502
Deferred income taxes                                             289           -
Other liabilities                                             205,473     130,073
Shareholder's equity                                          (22,396)    (24,857)
- - ----------------------------------------------------------------------------------
    Total liabilities and shareholder's equity               $847,257     606,247
==================================================================================

See accompanying notes to financial statements.

                                  PITTSTON MINERALS GROUP
                                 STATEMENTS OF OPERATIONS
                         (In thousands, except per share amounts)
                                        (Unaudited)


                                                                  Quarter Ended
                                                                    March 31
- - ---------------------------------------------------------------------------------
                                                                1994        1993
- - ---------------------------------------------------------------------------------
Net sales                                                    $176,742     167,991
- - ---------------------------------------------------------------------------------

Cost of sales                                                 189,781     157,835
Special and other charges                                      90,806           -
Selling, general and administrative                             8,887       9,018
- - ---------------------------------------------------------------------------------
Total costs and expenses                                      289,474     166,853
- - ---------------------------------------------------------------------------------

Other operating income                                          2,953       2,807
- - ---------------------------------------------------------------------------------
Operating profit (loss)                                      (109,779)      3,945

Interest income                                                    51         299
Interest expense                                                 (813)       (978)
Other income (expense), net                                      (219)         13
- - ---------------------------------------------------------------------------------
Income (loss) before income taxes                            (110,760)      3,279
Provision (credit) for income taxes                           (36,681)        537
- - ---------------------------------------------------------------------------------
Net income (loss)                                             (74,079)      2,742
Preferred stock dividends                                      (1,006)          -
- - ---------------------------------------------------------------------------------
Net income (loss) attributed to common shares                $(75,085)      2,742
=================================================================================

Per Pittston Minerals Group common share:
  Net income (loss)                                          $  (9.96)        .38
=================================================================================
  Cash dividends                                             $  .1625       .1477
=================================================================================
Average shares outstanding of Pittston Minerals
  Group common stock                                            7,541       7,312
=================================================================================

See accompanying notes to financial statements.

                                  PITTSTON MINERALS GROUP
                                 STATEMENTS OF CASH FLOWS
                                 (In thousands of dollars)
                                        (Unaudited)

                                                                      Quarter Ended
                                                                         March 31
- - ---------------------------------------------------------------------------------------
                                                                     1994         1993
- - ---------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                               $(74,079)      2,742
  Adjustments to reconcile net income (loss) to net cash
    provided (used) by operating activities:
      Noncash charges and other write-offs                          46,487         152
      Depreciation, depletion and amortization                      10,193       6,498
      Provision (credit) for deferred income taxes                 (30,895)        843
      Credit for pensions, noncurrent                                 (415)       (645)
      Provision for uncollectible accounts receivable                   30          23
      Equity in (earnings) loss of unconsolidated affiliates,
        net of dividends received                                       93         (58)
      Other operating, net                                            (352)         89
      Change in operating assets and liabilities net of
        effects of acquisitions and dispositions:
        Increase in accounts receivable                            (14,888)     (2,188)
        Increase in inventories                                     (6,796)     (1,949)
        Increase in prepaid expenses                                (3,230)       (730)
        Increase in accounts payable and accrued liabilities        15,685      13,814
        Decrease (increase) in other assets                            363        (379)
        Increase (decrease) in other liabilities                    19,709      (1,495)
        Increase (decrease) in workers' compensation and
            other claims, noncurrent                                15,224      (4,674)
        Other, net                                                    (106)        (17)
- - ---------------------------------------------------------------------------------------
           Net cash provided (used) by operating activities        (22,977)     12,026
- - ---------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property, plant and equipment                        (2,666)    (11,783)
  Property, plant and equipment pending lease financing             (2,687)     (1,958)
  Disposal of property, plant and equipment                            176         144
  Acquisitions and related contingent payments                    (157,245)        (19)
  Other, net                                                         9,240       8,465
- - ---------------------------------------------------------------------------------------
           Net cash used by investing activities                  (153,182)     (5,151)
- - ---------------------------------------------------------------------------------------
Cash flows from financing activities:
  Additions to debt                                                 76,566           -
  Reductions of debt                                                  (528)          -
  Borrowings (repayments) - Services Group                          23,672      (3,544)
  Repurchase of common stock                                          (270)       (184)
  Proceeds from exercise of stock options                              776         168
  Proceeds from the sale of stock to SIP                                 -          21
  Proceeds from sale of stock to Services Group                        115           -
  Proceeds from the issuance of preferred stock,
    net of cash expenses                                            77,578           -
  Cost of Services Stock Proposal                                       (2)          -
  Dividends paid                                                    (1,816)     (1,079)
  Net cash to the Company                                                -      (2,189)
- - ---------------------------------------------------------------------------------------
           Net cash provided (used) by financing activities        176,091      (6,807)
- - ---------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                   (68)         68
Cash and cash equivalents at beginning of period                     2,141       1,990
- - ---------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                        $  2,073       2,058
=======================================================================================

See accompanying notes to financial statements.

                        PITTSTON MINERALS GROUP
                     NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)
          (In thousands of dollars, except per share amounts)

(1) The approval on July 26, 1993 (the "Effective Date"), by the shareholders of The Pittston Company (the "Company") of the Services Stock Proposal, as described in the Company's proxy statement dated June 24, 1993, resulted in the reclassification of the Company's common stock. The outstanding shares of Company common stock were redesignated as Pittston Services Group Common Stock ("Services Stock") on a share-for-share basis and a second class of common stock, designated as Pittston Minerals Group Common Stock ("Minerals Stock"), was distributed on the basis of one-fifth of one share of Minerals Stock for each share of the Company's previous common stock held by shareholders of record on July 26, 1993. Minerals Stock and Services Stock provide shareholders with separate securities reflecting the performance of the Pittston Minerals Group (the "Minerals Group") and the Pittston Services Group (the "Services Group") respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting either group. Accordingly, all stock and per share data prior to the reclassification have been restated to reflect the reclassification. The primary impacts of this restatement are as follows:

     * Net income per common share has been included in the Statements of Operations. For the purpose of computing net income per common share of Minerals Stock, the number of shares of Minerals Stock are assumed to be one-fifth of the total number of shares of the Company's common stock.

     * All financial impacts of purchases and issuances of the Company's common stock prior to the Effective Date have been attributed to each Group in relation of their respective common equity to the Company's common stock. Dividends paid by the Company were attributed to the Services and Minerals Groups in relation to the initial dividends paid on the Services Stock and the Minerals Stock.

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

(2)  The following analyzes shareholder's equity for the Minerals
     Group for the periods presented:

                                                         Quarter Ended      Year Ended
                                                        March 31, 1994   December 31, 1993
       -----------------------------------------------------------------------------------


       Balance at beginning of period                       $ (24,857)           12,302
       Net loss                                               (74,079)          (32,980)
       Stock options exercised                                    776             2,633
       Stock released from employee benefits
         trust to employee benefit plan                            46               378
       Stock sold from employee benefits trust
         to employee benefit plan                                   -                44
       Stock sold to Services Group                               115                48
       Stock repurchase                                          (270)             (591)
       Dividends declared                                      (1,816)           (4,583)
       Costs of Services Stock Proposal                            (2)           (1,599)
       Foreign currency translation adjustment                    390              (215)
       Tax benefit of options exercised                             -               602
       Issuance of preferred stock                             77,301                 -
       Net cash to the Company                                      -              (896)
       ---------------------------------------------------------------------------------
       Balance at end of period                             $ (22,396)          (24,857)
       =================================================================================

(3) The amounts of depreciation, depletion and amortization of property, plant and equipment in the first quarter 1994 and 1993 totaled $6,632 and $5,455, respectively.

(4) Cash payments made for interest and income taxes (net of refunds received) were as follows:

                                              First Quarter
                         ----------------------------------
                                               1994    1993
                         ----------------------------------

                         Interest              $630     636
                         ==================================
                         Income taxes          $114       -
                         ==================================

     During the three months ended March 31, 1994, the Minerals Group acquired one business for an aggregate purchase price of $157,245. See Note 5.

     During the three months ended March 31, 1994, capital lease obligations of $279 were incurred for leases of property, plant and equipment.

(5) On January 14, 1994, a wholly owned indirect subsidiary of the Minerals Group completed the acquisition of substantially all of the coal mining operations and coal sales contracts of Addington Resources, Inc. for $157,245. The acquisition has been accounted for as a purchase; accordingly, the purchase price has been allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of acquisition. Based on preliminary estimates, subject to finalization by year-end, the fair value of assets acquired was $180,592 and liabilities assumed was $104,912. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was $81,565 and is being amortized over a period of 40 years. The results of operations of the acquired company have been included in the Minerals Group's results of operations since the date of acquisition.

     The acquisition was financed by the issuance of $80.5 million of a new series of the Company's preferred stock, convertible into Minerals Stock, and additional debt under existing credit facilities. This financing has been attributed to the Minerals Group. In March 1994, the additional debt incurred for this acquisition was refinanced with a five-year term loan.

     The following pro forma results, however, assume that the acquisition and related financing had occurred at the beginning of the periods presented. The unaudited pro forma data below are not necessarily indicative of results that would have occurred if the transaction were in effect for the quarters ended March 31, 1994 and 1993, nor are they indicative of the future results of operations of the Minerals Group.

                                                                  Pro Forma
                                                                Quarter Ended
                                                                   March 31
            ---------------------------------------------------------------------
                                                              1994          1993
            ---------------------------------------------------------------------
            Net sales                                     $186,668        226,073
            =====================================================================
            Net income (loss)                             $(73,655)         4,351
            =====================================================================

            Pittston Minerals Group:
              Net income (loss) attributed to
                common shares                             $(74,913)         3,093
            ---------------------------------------------------------------------
              Net income (loss) per common share          $  (9.93)           .42
            ---------------------------------------------------------------------
              Average common shares outstanding              7,541          7,312
            =====================================================================


(6) The Company has authority to issue up to 2,000,000 shares of preferred stock, par value $10 per share. In January 1994, the Company issued 161,000 shares of its $31.25 Series C Cumulative Convertible Preferred Stock, par value $10 per share (the "Convertible Preferred Stock"). The Convertible Preferred Stock pays an annual cumulative dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefor, when, as and if declared by the Board of Directors of the Company, and bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon. Each share of the Convertible Preferred Stock is convertible at the option of the holder at any time after March 11, 1994, unless previously redeemed or, under certain circumstances, called for redemption, into shares of Minerals Stock at a conversion price of $32.175 per share of Minerals Stock, subject to adjustment in certain circumstances. Except under certain circumstances, the Convertible Preferred Stock is not redeemable prior to February 1, 1997. On and after such date, the Company may at its option, redeem the Convertible Preferred Stock, in whole or in part, for cash initially at a price of $521.875 per share, and thereafter at prices declining ratably annually on each February 1 to an amount equal to $500.00 per share on and after February 1, 2004, plus in each case an amount equal to accrued and unpaid dividends on the date of redemption. Except under certain circumstances or as prescribed by Virginia law, shares of the Convertible Preferred Stock are nonvoting. Other than the Convertible Preferred Stock no shares of preferred stock are presently issued or outstanding.

(7) During the 1994 first quarter, the Minerals Group incurred pre-tax charges of $90.8 million ($58.1 million after-tax) for asset writedowns and accruals for costs related to facilities which are being closed including contractually or statutorily required employee severance and other benefit costs.

(8) Certain prior period amounts have been reclassified to conform to current period financial statement presentation.

(9) All adjustments have been made which are, in the opinion of management, necessary to a fair presentation of results of operations for the periods reported herein. All such adjustments are of a normal recurring nature.


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

The Company provides to holders of the Pittston Minerals Group Common Stock ("Minerals Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the Minerals Group in addition to consolidated financial information of the Company. Notwithstanding the attribution of assets and liabilities (including contingent liabilities) between the Minerals Group and the Pittston Services Group (the "Services Group") for the purpose of preparing their financial statements, this attribution and the change in the capital structure of the Company as a result of the approval of the Services Stock Proposal, as described in the Company's proxy statement dated June 24, 1993, did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. Holders of Minerals Stock are shareholders of the Company, which continues to be responsible for all its liabilities. Therefore, financial developments affecting the Minerals Group or the Services Group that affect the Company's financial condition could affect the results of operations and financial condition of both Groups. Accordingly, the Company's consolidated financial statements must be read in connection with the Minerals Group's financial statements.

The following discussion is a summary of the key factors management considers necessary in reviewing the Minerals Group's results of operations, liquidity and capital resources. This discussion should be read in conjunction with the financial statements and related notes of the Company.

                                    SEGMENT INFORMATION
                                 (In thousands of dollars)

                                                                  Quarter Ended
                                                                     March 31
     ------------------------------------------------------------------------------
                                                                  1994       1993
     ------------------------------------------------------------------------------
     Net sales:
       Coal                                                   $ 173,416    163,985
       Mineral Ventures                                           3,326      4,006
     ------------------------------------------------------------------------------
     Net sales                                                $ 176,742    167,991
     ==============================================================================

     Operating profit (loss):
       Coal                                                   $(107,839)     5,539
       Mineral Ventures                                            (246)       366
     ------------------------------------------------------------------------------
       Segment operating profit (loss)                         (108,085)     5,905
       General corporate expense                                 (1,694)    (1,960)
     ------------------------------------------------------------------------------
     Operating profit (loss)                                   (109,779)     3,945
     Interest income                                                 51        299
     Interest expense                                              (813)      (978)
     Other income (expense), net                                   (219)        13
     ------------------------------------------------------------------------------
     Income (loss) before income taxes                         (110,760)     3,279
     Provision (credit) for income taxes                        (36,681)       537
     ------------------------------------------------------------------------------
     Net income (loss)                                        $ (74,079)     2,742
     ==============================================================================

RESULTS OF OPERATIONS
- - ---------------------

In the first quarter of 1994, the Minerals Group reported a net loss of $74.1 million compared with net income of $2.7 million in the first quarter of 1993. The decrease was attributable to the Coal segment whose results included charges for asset writedowns, accruals for costs related to facilities which are being closed and operating losses incurred related to these facilities, which in the aggregate reduced operating profit and net income by $97.5 million and $63.4 million, respectively. Decreased operating results for Mineral Ventures in the 1994 first quarter were offset by lower general corporate expenses for the period. The first quarter of 1993 was adversely affected by a one-time coal litigation charge and a corporate charge related to the Company's then proposed reclassification of its common stock into two classes.

Coal
- - ----

Coal operations had an operating loss totaling $107.8 million in the first quarter of 1994 compared with an operating profit of $5.5 million in the year earlier quarter. The 1994 first quarter coal operating loss included $90.8 million of charges for asset writedowns and accruals for costs related to facilities which are being closed and $6.7 million of operating losses incurred during the first quarter related to those facilities. Coal's ongoing operations incurred losses of $10.3 million in the 1994 first quarter. The decrease compared with prior year operating results reflected the adverse impact of the severe winter weather which particularly hampered surface mine production and river transportation. The 1994 first quarter included the operating results from substantially all the coal mining operations and coal sales contracts of Addington Resources, Inc. ("Addington"), which acquisition was completed by the Minerals Group on January 14, 1994.

Sales volume of 6.1 million tons for the 1994 first quarter was 13% or .7 million tons greater than sales volume in the 1993 first quarter. Coal produced and purchased totaled 6.3 million tons for the 1994 first quarter, an 18% or 1.0 million ton increase over the 1993 first quarter. Coal sales and produced/purchased in the first quarter of 1994 attributable to Addington operations amounted to 1.4 million tons and 1.6 million tons, respectively.

In the 1994 first quarter, 38% of total production was derived from deep mines and 62% was derived from surface mines compared with 62% and 38% of deep and surface mine production, respectively, in the first quarter of 1993.

Both production and sales in the 1994 first quarter were impacted by the extreme cold weather and above-normal precipitation. Production was hampered not only by a large number of lost production days, but also by the continuing interruptions which limited output efficiencies during periods of performance. Sales suffered due to lost loading days and were impeded by closed and restricted road accessibility. Sales were further impacted by the lack of rail car availability and the disruption of river barge service initially due to frozen waterways and subsequently due to the heavy snow melt and rain, which raised the rivers above operational levels. The severe weather also reduced output from purchased coal suppliers, which hindered the ability to meet customer shipments during the period. In addition to weather related difficulties, operations in the 1994 first quarter were affected by lost business due to a utility customer's plant closure and production shortfalls due to withdrawal of contractors from the market.

Average coal margin (realization less current production costs of coal sold), which was a loss of $1.02 per ton for the current year quarter, decreased $3.81 per ton from the prior year first quarter with a 3.8% or $1.13 per ton decrease in average realization and a 10.0% or $2.68 per ton increase in average current production costs of coal sold.
The increase in average current production costs was primarily caused by the previously mentioned adverse weather conditions, which significantly reduced planned production, and unusually high costs incurred at mines which are being closed.

The metallurgical coal markets continued their long-term decline with price reductions of $3.85 per ton negotiated early in the year between Canadian and Australian producers and Japanese steel mills. The Coal Operation recently reached agreement with its major Japanese steel customers for new three-year contracts for metallurgical coal shipments. Such agreements replace sales contracts which expired on March 31, 1994. Pricing under the new agreements for the coal year beginning April 1, 1994 was impacted by the price reductions accepted by foreign producers, but is largely offset by modifications in coal quality specification which allows the Coal Operation flexibility in sourcing and blending the coals. The net margin for coal sold under such agreements is expected to decrease less than $1 a ton for the current contract year. Negotiations continue with certain customers in Europe and Brazil. Although the outcome of these negotiations is uncertain they are expected to result in potential margin reductions of no change up to $1 per ton. Sales of metallurgical coal are expected to decrease.

As a result of the continuing long-term decline in the metallurgical coal markets, which is evidenced by the recent severe price reductions, the Coal Operation is accelerating its strategy of decreasing its exposure to these markets by reducing its metallurgical coal production and increasing its production and sales of lower cost surface minable steam coal. After a review of the economic viability of the remaining metallurgical coal assets, certain underground mines are being closed resulting in significant economic impairment of the related preparation plants. In addition, one surface steam coal mine, the Heartland mine, is being closed due to rising costs caused by unfavorable geological conditions. The $90.8 million in charges to operating earnings in the 1994 first quarter included a reduction in the carrying value of these assets and related accruals for mine closure costs. These charges include asset writedowns of $46.5 million, mine closing costs including reclamation expenses estimated at $23.1 million and contractually or statutorily required employee severance and other benefit costs estimated at $21.2 million. Of the total charges, liabilities which are expected to be paid within one year total $16.8 million with the balance over the next several years. Operating results for the remainder of 1994 and thereafter should benefit from these measures, the continued integration of Addington operations, the planned expansion of surface mine operations and cost reductions resulting from personnel cutbacks and the realignment of administrative duties which were put in place at the end of the 1994 first quarter.

The Coal Operation's principal labor agreement with the UMWA expires on June 30, 1994. The Company expects a replacement contract will be submitted for a ratification vote prior to expiration of the existing contract.

Operating profit in the first quarter of 1993 was negatively impacted by a $1.8 million charge to settle litigation related to the moisture content of tonnage used to compute royalty payments to the UMWA pension and benefit funds during the period ending February 1, 1988. The effect of these costs were offset by strong production, good productivity, a solid performance at certain surface mining operations in Virginia and Kentucky and favorable labor related expenses during the period.

Mineral Ventures
- - ----------------

Operating profit of Mineral Ventures decreased $.6 million in the 1994 first quarter to an operating loss of $.2 million, from an operating profit of $.4 million in the prior year first quarter. The decrease in operating profit principally reflects increased exploration costs in Australia and Nevada as well as lower production at the Stawell gold mine. The production shortfall at the Stawell mine was largely due to an operator accident during the 1994 first quarter, which also resulted in higher operating costs for the period. The Stawell gold mine, in which Mineral Ventures has a 67% net equity interest, produced 16,855 ounces in the 1994 first quarter compared with 18,765 ounces in the comparable 1993 period. A joint venture in which Mineral Ventures also has a net 67% equity interest continued gold exploration in Nevada and Australia during the 1994 first quarter.

Other Operating Income
- - ----------------------

Other operating income for the first quarter of 1994 increased $.2 million to $3.0 million from $2.8 million recognized in the year earlier quarter. Other operating income principally includes royalty income from coal and natural gas properties and gains and losses attributable to sales of property and equipment.

Corporate Expenses
- - ------------------

A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Minerals Group based on utilization and other methods and criteria which management believes to be equitable and a reasonable estimate of such expenses as if the Minerals Group operated on a stand alone basis. These allocations were $1.7 million and $2.0 million for the first quarter of 1994 and 1993, respectively. General corporate expenses in the 1993 first quarter were greater than those in the current year quarter due to costs incurred in the 1993 period related to the Company's then proposed reclassification of its common stock into two classes.

Interest Expense
- - ----------------

Interest expense for the first quarter of 1994 decreased slightly to $.8 million from $1.0 million in the first quarter of 1993. Interest expense in the 1994 first quarter included interest incurred on borrowings used to finance the Addington acquisition. Interest expense in the 1993 first quarter included interest assessed on settlement of coal litigation related to the moisture content of tonnage used to compute royalty payments to UMWA pension and benefit funds.


FINANCIAL CONDITION
- - -------------------

A portion of the Company's corporate assets and liabilities has been attributed to the Minerals Group based upon utilization of the shared services from which assets and liabilities are generated, which management believes to be equitable and a reasonable estimate of the asset and liabilities which would be generated if the Minerals Group operated on a stand alone basis.

Cash Flow Provided by Operations
- - --------------------------------

Operating activities for the first quarter of 1994 used cash of $23.0 million, while operations in the first quarter of 1993 provided cash of $12.0 million. Operations provided less cash in the 1994 period largely due to the integration of operating activities of Addington which required cash to finance working capital needs since acquisition. Net income, noncash charges and changes in operating assets and liabilities in the 1994 first quarter were significantly affected by after-tax special and other charges of $58.1 million which had no effect in the first quarter on cash generated by operations.
Of the total $90.8 million of the 1994 first quarter pre-tax charges, $46.5 million was for noncash writedowns of assets and the remainder represents liabilities, of which $16.8 million are expected to be paid within one year or are expected to be over the next several years.

Capital Expenditures
- - --------------------

Cash capital expenditures for the first quarter of 1994 totaled $2.7 million, excluding equipment expenditures that have been or are expected to be financed through capital and operating leases, and any acquisition expenditures. For the full year 1994, capital expenditures, excluding expenditures that have been or are expected to be financed through capital and operating leases and acquisition expenditures, are estimated to approximate $30 million.

Other Investing Activities
- - --------------------------

All other investing activities in the 1994 first quarter used net cash of $150.5 million. In January 1994, the Company paid approximately $157 million in cash for the acquisition of substantially all the coal mining operations and coal sales contracts of Addington. The purchase price of the acquisition was subsequently financed through the issuance of $80.5 million of a new series of preferred stock, convertible into Pittston Minerals Group Common Stock, and additional debt under revolving credit agreements.

Financing
- - ---------

The Minerals Group intends to fund its capital expenditure requirements during the remainder of 1994 primarily with anticipated cash flows from operating activities and through operating and capital leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or short-term borrowing arrangements or borrowings from the Services Group. In March 1994, the Company entered into a $350 million revolving credit agreement with a syndicate of banks (the "New Facility"), replacing the Company's previously existing $250 million of revolving credit agreements. The New Facility includes a $100 million five-year term loan, which matures in March 1999. The New Facility also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250 million until March 1999. As of March 31, 1994, borrowings of $100 million were outstanding under the five-year term loan portion of the New Facility with no additional borrowings outstanding under the remainder of the facility. Of the total amount outstanding under the New Facility, $76.6 million was attributed to the Minerals Group.

Debt
- - ----

Net cash proceeds from outstanding debt and funding from the Services Group totaled $99.7 million for the first quarter of 1994, including borrowings under revolving credit agreements which were attributed to the Minerals Group aggregating $76.6 million at March 31, 1994. Cash proceeds from the issuance of preferred stock was not sufficient to fund current operating activities, capital expenditures, other net investing activities and net costs related to share activity during the 1994 first quarter, resulting in additional borrowings under the Company's revolving credit agreements.

Capitalization
- - --------------

Since the creation of Minerals Stock upon approval of the Services Stock Proposal, capitalization of the Minerals Group has been affected by all share activity related to Minerals Stock.

In January 1994, the Company issued $80.5 million (161,000 shares) of a new series of preferred stock, convertible into Minerals Stock, to finance a portion of the Addington Acquisition. Such stock has been attributed to the Minerals Group.

In 1993, the Board of Directors of the Company authorized a new share repurchase program under which up to 1,250,000 shares of Services Stock and 250,000 shares of Minerals Stock may be repurchased. As of March 31, 1994, a total of 31,500 shares of Minerals Stock had been acquired pursuant to the authorization. Of that amount, 12,700 shares of Minerals Stock was repurchased in the first quarter of 1994 at an aggregate cost of $.3 million.

Dividends
- - ---------

The Board of Directors intends to declare and pay dividends on Services Stock and Minerals Stock based on earnings, financial condition, cash flow and business requirements of the Services Group and the Minerals Group, respectively. Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its public debt and bank credit agreements, losses by one Group could affect the Company's ability to pay dividends in respect of stock relating to the other Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount as defined in the Company's Articles of Incorporation.

As a result of the Company's issuance in January 1994 of 161,000 shares of a new series of preferred stock, convertible into Minerals Stock, the Company pays an annual cumulative dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefor, when, and if declared by the Board of Directors of the Company which commenced March 1, 1994. Such stock also bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon.

During the first quarter of 1994, the Board of Directors declared and the Company paid cash dividends of 16.25 cents per share of Minerals Stock. On an equivalent basis, during the 1993 first quarter the Company paid dividends of 14.8 cents per share of Minerals Stock.


                      PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders
- - ------    ---------------------------------------------------

(a) The Company's annual meeting of shareholders was held on May 6, 1994.

(b)  Not required.

(c) The following persons were elected directors for terms expiring in 1997, by the following votes:

                                   For       Withheld
                                   ---       --------
     R. G. Ackerman             44,275,693    762,508

     M. J. Anton                44,001,021    771,031

     J. C. Farrell              44,291,304    746,897

     R. H. Spilman              44,284,318    753,883

     The selection of KPMG Peat Marwick as independent certified public accountants to audit the accounts of the Company and its subsidiaries for the year 1994 was approved by the following vote:
                                                       Broker
             For         Against      Abstentions     Non-votes
             ---         -------      -----------    -----------
         44,147,919      399,267        296,805        194,210

     Amendments to the Company's 1988 Stock Option Plan to (i) increase the maximum number of shares that may be issued pursuant to options exercised under such Plan to 1,600,000 of Services Stock and 225,000 shares of Minerals Stock plus, in each case, the number of shares of Services Stock or Minerals Stock, as the case may be, issuable pursuant to options outstanding on May 6, 1994 and (ii) limit the maximum number of options that may be granted to any single participant to options to purchase no more than 250,000 shares of Services Stock and 200,000 shares of Minerals Stock, to conform the administration provisions of such Plan so as to assure disinterested administration and to make certain other related amendments to such Plan in order to qualify the grant of stock options under such Plan as "performance-based remuneration" within the meaning of the Omnibus Budget Reconciliation Act of 1993 were approved by the following vote:

                                                       Broker
             For         Against      Abstentions     Non-votes
             ---         -------      -----------    -----------
         38,083,049     2,439,291        518,486      3,997,375

     Amendments to the Company's Key Employees' Deferred Payment Program to (i) rename such plan the Key Employees' Deferred Compensation Program of The Pittston Company, (ii) require that all distributions generally be made in the form of Services Stock or Minerals Stock, (iii) permit certain officers and employees to defer (a) up to 50% of their base salary and (b) amounts that are not permitted to be deferred under the Company's Savings-Investment Plan as a result of limitations imposed by the Internal Revenue Code of 1986, as amended, and (iv) to permit the distribution of up to 250,000 shares of Services Stock and 100,000 shares of Minerals Stock were approved by the following vote:
                                                       Broker
             For         Against      Abstentions     Non-votes
             ---         -------      -----------    -----------
         38,394,350     2,116,541       531,133       3,996,177

     A proposal to approve the 1994 Employee Stock Purchase Plan of the Company pursuant to which (i) each employee of the Company and designated subsidiaries that have at least six months of service with the Company or any such subsidiary and who satisfy certain other criteria are eligible, subject to certain limitations, to purchase shares of common stock of the Company at a price equal to 85% of the fair market value of such stock on certain dates as specified in such Plan through payroll deductions and (ii) up to 750,000 shares of Services Stock and 250,000 shares of Minerals Stock may be sold was approved by the following vote:

                                                       Broker
             For         Against      Abstentions     Non-votes
             ---         -------      -----------    -----------
         39,114,723     1,685,945       367,387       3,870,146

Item 6.   Exhibits and Reports on Form 8-K
- - ------    --------------------------------

(a)  Exhibits:

     Exhibit
     Number
       10.1    First Supplement Indenture,
               between Toledo-Lucas County
               Port Authority, and Society
               National Bank, as Trustee,
               dated as of March 1, 1994.

       10.2    Third Supplement to Lease,
               between Toledo-Lucas County
               Port Authority, as Lessor,
               and Burlington Air Express
               Inc., as Lessee, dated as of
               June 1, 1991.

       10.3    Fourth Supplement to Lease,
               between Toledo-Lucas County
               Port Authority, as Lessor,
               and Burlington Air Express
               Inc., as Lessee, dated as of
               March 1, 1994.

       10.4    Credit Agreement, dated as of
               March 4, 1994, among The
               Pittston Company, as Borrower,
               Lenders Parties Thereto, Chemical
               Bank, Credit Suisse and Morgan
               Guaranty Trust Company of New
               York, as Co-agents, and Credit
               Suisse, as Administrative Agent.

       10.5*   The Company's 1988 Stock Option
               Plan, as amended.

       10.6*   The Company's Key Employees'
               Deferred Compensation Program.

       10.7*   The Company's 1994 Employee Stock
               Purchase Plan.

       11      Statement re Computation of
               Per Shares Earnings.


(b) A report on Form 8-K dated January 14, 1994, was filed with respect to (i) the completion of the Company's previously reported purchase of substantially all of the coal mining operations and coal sales contracts of Addington Resources, Inc.
     and (ii) the completion of an $80,500,000 private issue of 1,610,000 Depository Shares each representing a one-tenth interest in the Company's $31.25 Series C Cumulative Convertible
     Preferred Stock and related amendment to its Restated Articles of Incorporation.

     A report on Form 8-K dated March 16, 1994, was filed with respect to the redemption of all of the Company's outstanding 9.20%
     Convertible Subordinated Debentures due July 1, 2004.



- - ----------------------------
* Management contract or compensatory plan or arrangement.

                               SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 THE PITTSTON COMPANY



May 12, 1994                     By          G. R. Rogliano
                                    ---------------------------------
                                            (G. R. Rogliano)
                                            Vice President -
                                         Controllership and Taxes
                                       (Duly Authorized Officer and
                                         Chief Accounting Officer)