Form 10-Q
period 1994-06-30
PITTSTON CO
filed 1994-08-12
CIK 78890

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q


       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1994

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


     P.O. BOX 120070
100 FIRST STAMFORD PLACE
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

     41,669,790 shares of $1 par value Pittston Services Group Common Stock and 8,336,588 shares of $1 par value Pittston Minerals Group Common Stock as of August 5, 1994.

                              PART I - FINANCIAL INFORMATION

                           THE PITTSTON COMPANY AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                         (In thousands, except per share amounts)

                                                              June 30,     Dec. 31,
                          ASSETS                                1994         1993
- - -------------------------------------------------------------------------------------
Current assets:                                              (Unaudited)
  Cash and cash equivalents                                  $   34,509       32,412
  Short-term investments, at lower of cost or market             23,462       22,946
  Accounts receivable (net of estimated amount
    uncollectible:  1994 - $16,600; 1993 - $16,040)             332,561      296,543
  Inventories, at lower of cost or market                        39,064       24,155
  Prepaid expenses                                               27,625       27,493
  Deferred income taxes                                          56,225       53,642
- - -------------------------------------------------------------------------------------
    Total current assets                                        513,446      457,191
Property, plant and equipment, at cost (net of
  accumulated depreciation, depletion and amortization:
  1994 - $366,118; 1993 - $412,533)                             419,286      369,821
Intangibles, net of amortization                                295,986      215,042
Deferred pension assets                                         116,726      117,066
Deferred income taxes                                            87,083       59,846
Coal supply contracts                                            96,868       35,462
Other assets                                                    110,629      107,073
- - -------------------------------------------------------------------------------------
    Total assets                                             $1,640,024    1,361,501
=====================================================================================

        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                      $   11,681        9,546
  Current maturities of long-term debt                            8,473        7,908
  Accounts payable                                              223,709      182,276
  Accrued liabilities                                           267,884      237,714
- - -------------------------------------------------------------------------------------
    Total current liabilities                                   511,747      437,444
Long-term debt, less current maturities                         137,224       58,388
Postretirement benefits other than pensions                     217,188      212,218
Workers' compensation and other claims                          143,787      127,545
Deferred income taxes                                            19,177       15,847
Other liabilities                                               218,010      156,547

Shareholders' equity:
  Preferred stock, par value $10 per share:
     Authorized: 2,000 shares
     $31.25 Series C Cumulative Convertible Preferred Stock:
     Issued: 1994 - 161 shares                                    1,610            -
  Pittston Services Group common stock, par value $1
   per share: Authorized: 100,000 shares
              Issued: 1994 - 41,567 shares;
                      1993 - 41,429 shares                       41,567       41,429
  Pittston Minerals Group common stock, par value $1
   per share: Authorized 20,000 shares
              Issued: 1994 - 8,329 shares;
                      1993 - 8,281 shares                         8,329        8,281
  Capital in excess of par value                                420,155      354,911
  Retained earnings                                              54,073       98,290
  Equity adjustment from foreign currency translation           (15,262)     (18,381)
  Employee benefits trust, at market value                     (117,581)    (131,018)
- - -------------------------------------------------------------------------------------
    Total shareholders' equity                                  392,891      353,512
- - -------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity               $1,640,024    1,361,501
=====================================================================================

See accompanying notes to consolidated financial statements.


                           THE PITTSTON COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In thousands, except per share amounts)
                                        (Unaudited)

                                                Three Months              Six Months
                                               Ended June 30            Ended June 30
- - -----------------------------------------------------------------------------------------
                                              1994       1993         1994        1993
- - -----------------------------------------------------------------------------------------
Net sales                                  $202,149    174,457      378,891      342,448
Operating revenues                          457,351    380,202      868,404      743,959
- - -----------------------------------------------------------------------------------------
  Net sales and operating revenues          659,500    554,659    1,247,295    1,086,407
- - -----------------------------------------------------------------------------------------

Cost of sales                               189,044    164,663      378,825      322,498
Operating expenses                          369,935    315,459      716,179      624,896
Special and other charges                         -          -       90,806            -
Selling, general and administrative          62,906     55,075      118,156      108,958
- - -----------------------------------------------------------------------------------------
  Total costs and expenses                  621,885    535,197    1,303,966    1,056,352
- - -----------------------------------------------------------------------------------------

Other operating income                        5,834      5,809       10,835       10,825
- - -----------------------------------------------------------------------------------------

Operating profit (loss)                      43,449     25,271      (45,836)      40,880
Interest income                                 552        502        1,208        1,282
Interest expense                             (2,644)    (2,595)      (5,209)      (5,901)
Other income (expense), net                  (1,732)    (1,286)      (4,067)      (1,423)
- - -----------------------------------------------------------------------------------------
Income (loss) before income taxes            39,625     21,892      (53,904)      34,838
Provision (credit) for income taxes          11,587      7,752      (18,374)      12,542
- - -----------------------------------------------------------------------------------------
Net income (loss)                            28,038     14,140      (35,530)      22,296
Preferred stock dividends                    (1,257)         -       (2,263)           -
- - -----------------------------------------------------------------------------------------
Net income (loss) attributed
  to common shares                         $ 26,781     14,140      (37,793)      22,296
=========================================================================================

Pittston Services Group:
  Net income attributed to common shares   $ 21,288     10,970       31,799       16,384
- - -----------------------------------------------------------------------------------------
  Net income per common share              $    .56        .30          .84          .45
- - -----------------------------------------------------------------------------------------
  Cash dividend per common share           $    .05      .0455          .10        .0910
- - -----------------------------------------------------------------------------------------

Pittston Minerals Group:
  Net income (loss) attributed
    to common shares                       $  5,493      3,170      (69,592)       5,912
- - -----------------------------------------------------------------------------------------
  Net income (loss) per common share:
    Primary                                $    .72        .43        (9.20)         .81
- - -----------------------------------------------------------------------------------------
    Fully diluted                          $    .67        .43        (9.20)         .80
- - -----------------------------------------------------------------------------------------
  Cash dividends per common share          $  .1625      .1477        .3250        .2954
=========================================================================================

See accompanying notes to consolidated financial statements.


                           THE PITTSTON COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands)
                                        (Unaudited)
                                                                       Six Months
                                                                      Ended June 30
- - ----------------------------------------------------------------------------------------
                                                                   1994           1993
- - ----------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                             $ (35,530)       22,296
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Noncash charges and other write-offs                         46,793            11
      Depreciation, depletion and amortization                     47,191        37,506
      Provision (credit) for deferred income taxes                (17,389)        2,438
      Provision (credit) for pensions, noncurrent                     642        (1,403)
      Provision for uncollectible accounts receivable               1,766         2,812
      Equity in earnings of unconsolidated affiliates, net
        of dividends received                                      (2,248)       (4,181)
      Other operating, net                                          1,171           493
      Change in operating assets and liabilities net
        of effects of acquisitions and dispositions:
        Increase in accounts receivable                           (38,610)      (23,532)
        Decrease (increase) in inventories                         (9,095)        5,060
        Increase in prepaid expenses                               (2,619)       (2,996)
        Increase in accounts payable and accrued liabilities       23,963         2,754
        Decrease (increase) in other assets                         4,632        (6,454)
        Increase (decrease) in other liabilities                   10,661        (3,922)
        Increase (decrease) in workers' compensation and
          other claims, noncurrent                                 11,608        (6,413)
        Other, net                                                   (314)          318
- - ----------------------------------------------------------------------------------------
           Net cash provided by operating activities               42,622        24,787
- - ----------------------------------------------------------------------------------------

Cash flows from investing activities:
  Additions to property, plant and equipment                      (42,276)      (54,977)
  Property, plant and equipment pending lease financing             2,047        (8,036)
  Disposal of property, plant and equipment                         1,562         2,868
  Acquisitions and related contingent payments                   (157,294)          (35)
  Other, net                                                        5,575        10,198
- - ----------------------------------------------------------------------------------------
         Net cash used by investing activities                   (190,386)      (49,982)
- - ----------------------------------------------------------------------------------------

Cash flows from financing activities:
  Additions to debt                                               112,737        41,520
  Reductions of debt                                              (33,916)       (8,175)
  Repurchase of common stock of the Company                        (2,953)       (1,105)
  Proceeds from exercise of stock options                           4,703         1,227
  Proceeds from preferred stock issuance, net
    of cash expenses                                               77,359             -
  Cost of Services Stock Proposal                                      (4)            -
  Proceeds from the sale of stock to SIP                                -           264
  Dividends paid                                                   (8,065)       (5,490)
- - ----------------------------------------------------------------------------------------
        Net cash provided by financing activities                 149,861        28,241
- - ----------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                           2,097         3,046
Cash and cash equivalents at beginning of period                   32,412        30,340
- - ----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                      $  34,509        33,386
========================================================================================

See accompanying notes to consolidated financial statements.


                 THE PITTSTON COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
               (In thousands, except per share amounts)

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

(2) The number of shares used in the earnings per share computations were as follows:


                                       Second Quarter             Six Months
      ------------------------------------------------------------------------
                                      1994       1993          1994       1993
      ------------------------------------------------------------------------
      Services Stock:               37,739     36,656        37,715     36,607

      Minerals Stock:
        Primary                      7,644      7,331         7,565      7,321
        Fully diluted               10,148      7,385         9,905      7,364


      Minerals stock's fully diluted earnings per share computation for the six months ended June 30, 1994, is the same as primary earnings per share because it is antidilutive, decreasing the loss per share.

(3) The amounts of depreciation, depletion and amortization of property, plant and equipment in the 1994 second quarter and six month periods were $17,262 ($15,455 in 1993) and $34,618
      ($30,692 in 1993), respectively.

(4) Cash payments made for interest and income taxes (net of refunds received) were as follows:

                               Second Quarter        Six Months
          -------------------------------------------------------
                                1994     1993        1994    1993
          -------------------------------------------------------

          Interest             $2,750   2,622       5,816   5,935
          =======================================================
          Income taxes         $4,567   7,880      11,514  17,113
          =======================================================


      During the six months ended June 30, 1994, the Company acquired one business for an aggregate purchase price of $157,231. See
      Note 5.

      During the six months ended June 30, 1994 and 1993, capital lease obligations of $1,968 and $582, respectively, were incurred for leases of property, plant and equipment.

(5) On January 14, 1994, a wholly owned indirect subsidiary of the Company completed the acquisition of substantially all of the coal mining operations and coal sales contracts of Addington Resources, Inc. for $157,231. The acquisition has been accounted for as a purchase; accordingly, the purchase price has been allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of acquisition. Based on preliminary estimates, subject to finalization by year-end, the fair value of assets acquired was $180,017 and liabilities assumed was $107,174. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was $84,388 and is being amortized over a period of forty years. The results of operations of the acquired company have been included in the Company's results of operations since the date of acquisition.

      The acquisition was financed by the issuance of $80,500 of a new series of the Company's preferred stock, convertible into Minerals Stock, and additional debt under existing credit facilities. This financing has been attributed to the Minerals Group. In March 1994, the additional debt incurred for this acquisition was refinanced with a five-year term loan.

      The following pro forma results, however, assume that the acquisition and related financing had occurred at the beginning of the periods presented. The unaudited pro forma data below are not necessarily indicative of results that would have occurred if the transaction was in effect for the six month periods ended June 30, 1994 and 1993 and the quarter ended June 30, 1993, nor are they indicative of the future results of operations of the Company.


                                                      Pro Forma (Unaudited)
      ----------------------------------------------------------------------------
                                               Three Months          Six Months
                                              Ended June 30,       Ended June 30,
      ----------------------------------------------------------------------------
                                                   1993           1994       1993
      ----------------------------------------------------------------------------
      Net sales and operating revenues          $617,111      1,257,221  1,206,941
      ============================================================================

      Net income (loss)                           17,973        (35,106)    27,738

      Pittston Services Group:
        Net income attributed to common
          shares                                $ 10,970         31,799     16,384
      ----------------------------------------------------------------------------
        Net income per common share             $    .30            .84        .45
      ----------------------------------------------------------------------------
        Average common shares outstanding         36,656         37,715     36,607
      ============================================================================

      Pittston Minerals Group:
        Net income (loss) attributed to
          common shares:                        $  5,745        (69,420)     8,838
      ----------------------------------------------------------------------------
        Net income (loss) per common share:
          Primary                               $    .78          (9.18)      1.21
      ----------------------------------------------------------------------------
          Fully diluted                         $    .71          (9.18)      1.15
      ----------------------------------------------------------------------------
        Average common shares outstanding:
          Primary                                  7,331          7,565      7,321
      ----------------------------------------------------------------------------
          Fully diluted                            9,889         10,156      9,868
      ============================================================================

(6) The Company has authority to issue up to 2,000 shares of preferred stock, par value $10 per share. In January 1994, the Company issued 161 shares of its $31.25 Series C Cumulative Convertible Preferred Stock, par value $10 per share (the "Convertible Preferred Stock"). The Convertible Preferred Stock pays an annual cumulative dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefor, when, as and if declared by the Board of Directors of the Company, and bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon. Each share of the Convertible Preferred Stock is convertible at the option of the holder at any time after March 11, 1994, unless previously redeemed or, under certain circumstances, called for redemption, into shares of Minerals Stock at a conversion price of $32.175 per share of Minerals Stock, subject to adjustment in certain circumstances. Except under certain circumstances, the Convertible Preferred Stock is not redeemable prior to February 1, 1997. On and after such date, the Company may at its option, redeem the Convertible Preferred Stock, in whole or in part, for cash initially at a price of $521.875 per share, and thereafter at prices declining ratably annually on each February 1 to an amount equal to $500 per share on and after February 1, 2004, plus in each case an amount equal to accrued and unpaid dividends on the date of redemption. Except under certain circumstances or as prescribed by Virginia law, shares of the Convertible Preferred Stock are nonvoting. Other than the Convertible Preferred Stock no shares of preferred stock are presently issued or outstanding.

(7) During the six months ended June 30, 1994, the Company incurred pre-tax charges of $90,800 ($58,100 after-tax) for asset writedowns and accruals for costs related to facilities which are being closed including contractually or statutorily required employee severance and other benefit costs.

(8) On April 15, 1994, the Company redeemed all of the $27,811 of 9.2% Convertible Subordinated Debentures due July 1, 2004, at a premium of $767. The premium and other charges related to the redemption have been included in the Consolidated Statement of Operations in Other income (expense), net.

(9) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Company and the BHS segment for the first six months of 1994 and 1993 by $2,149 and $1,636, respectively, and for the second quarter of 1994 and 1993 by $1,029 and $762, respectively. The effect of this change increased net income per share of the Services Group for the first six months of 1994 and 1993 by $.03 and $.03, respectively, and for the second quarter of 1994 and 1993 by $.02 and $.01, respectively.

(10) Certain prior period amounts have been reclassified to conform to current period financial statement presentation.

(11) All adjustments have been made which are, in the opinion of management, necessary to a fair presentation of results of operations for the periods reported herein. All such adjustments are of a normal recurring nature.


                           THE PITTSTON COMPANY AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                                  AND FINANCIAL CONDITION


                                                     Three Months          Six Months
                                                    Ended June 30         Ended June 30
- - ------------------------------------------------------------------------------------------
                                                   1994       1993       1994      1993
- - ------------------------------------------------------------------------------------------
Revenues:                                                      (In thousands)
  Burlington                                     $302,266    240,316    563,750   471,201
  Brink's                                         128,183    118,369    251,948   230,392
  BHS                                              26,902     21,517     52,706    42,366
  Coal                                            198,380    170,331    371,796   334,316
  Mineral Ventures                                  3,769      4,126      7,095     8,132
- - ------------------------------------------------------------------------------------------
Consolidated revenues                            $659,500    554,659  1,247,295 1,086,407
==========================================================================================

Operating profit (loss):
  Burlington                                     $ 20,770      7,978     29,780     9,452
  Brink's                                          10,216      8,667     16,349    15,086
  BHS                                               7,897      6,462     15,463    12,831
  Coal                                              8,395      5,750    (99,444)   11,289
  Mineral Ventures                                    314        (53)        68       313
- - ------------------------------------------------------------------------------------------
  Segment operating profit (loss)                  47,592     28,804    (37,784)   48,971
  General corporate expense                        (4,143)    (3,533)    (8,052)   (8,091)
- - ------------------------------------------------------------------------------------------
Consolidated operating profit (loss)               43,449     25,271    (45,836)   40,880
Interest income                                       552        502      1,208     1,282
Interest expense                                   (2,644)    (2,595)    (5,209)   (5,901)
Other income (expense), net                        (1,732)    (1,286)    (4,067)   (1,423)
- - ------------------------------------------------------------------------------------------
Income (loss) before income taxes                  39,625     21,892    (53,904)   34,838
Provision (credit) for income taxes                11,587      7,752    (18,374)   12,542
- - ------------------------------------------------------------------------------------------
Net income (loss)                                $ 28,038     14,140    (35,530)   22,296
==========================================================================================


RESULTS OF OPERATIONS
- - ---------------------

In the second quarter of 1994, The Pittston Company (the "Company") reported net income of $28.0 million compared with $14.1 million in the second quarter of 1993. Net income in the second quarter of 1994 was positively impacted by improved results from each of the Company's business segments.

In the first six months of 1994, the Company reported a net loss of $35.5 million compared with net income of $22.3 million in the first six months of 1993. The decrease in the first half of 1994 was attributable to the Company's minerals businesses, specifically the Coal segment, whose results included charges for asset writedowns and accruals for costs related to facilities which are being closed which in the aggregate reduced operating profit and net income by $90.8 million and $58.1 million, respectively. Net income in the first half of 1994 was positively impacted by improved results from each of the Company's services businesses and decreased net interest expense, partially offset by higher nonoperating expenses compared with the same period of last year.

Burlington Air Express Inc. ("Burlington")
- - ------------------------------------------

Operating profit in the second quarter of 1994 for Burlington aggregated $20.8 million, a $12.8 million increase compared with $8.0 million in the second quarter of 1993. Worldwide revenues rose 26% to $302.3 million from $240.3 million in the prior year. The $62.0 million increase in revenues resulted primarily from higher volume in both domestic and international markets. In the domestic market, volume during the 1994 second quarter benefitted from the 24 day Teamster strike against the domestic trucking industry. Increased revenues from higher volumes were partially offset by lower average yields (revenues per pound). Total weight shipped worldwide increased 30% to 315.7 million pounds from 242.3 million pounds in the same period a year earlier. Global average yield decreased 3% or $.03 to $.96 per pound in the second quarter of 1994 compared with the same period a year earlier, whereas, total costs decreased 7% or $.07 to $.89 per pound for the same period. Operating expenses and selling, general and administrative expenses also increased largely from the increased volume of business.

Operating profit in the Americas region benefitted from strong domestic volume shipments which increased 39% over the second quarter of 1993, as local and national accounts continued their strong shipping levels. The higher volume also reflected the impact of the Teamster strike in April, which added an estimated 8 million pounds of second day freight. However, much of Burlington's new business was retained as overnight volumes were maintained throughout the quarter at the higher levels reached during April. Domestic pricing remains below last year's level, but has stabilized partly as a result of the price increase program which was instituted in the first quarter of 1994. Export volumes also increased while pricing for U.S. exports continued to be impacted by a highly competitive pricing environment.

During the 1994 second quarter, Burlington announced a 20% expansion of its North American private fleet capacity, largely through the acquisi-tion of additional aircraft under relatively short-term leases. This expansion will meet additional customer needs and enhance service quality. Burlington also announced the opening of a new freight station in Ontario, California, improving the service capabilities in the southern California market.

Foreign operating results in the current year quarter decreased from the prior year quarter with results in the Pacific region remaining unchanged and results in the Atlantic region decreased. Although foreign operations also benefitted from a 20% increase in international weight shipped, the impact of increased volumes was more than offset by lower yields, increased airline costs and additional costs incurred in connection with providing complete global logistics services. Decreased yields continue to reflect intense price competition in many overseas markets.

Operating profit in the first half of 1994 for Burlington was $29.8 million, a $20.3 million increase over the $9.5 million profit reported in the first half of 1993. Worldwide revenues rose 20% to $563.8 million in the current year period from $471.2 million in the first six months of the prior year. The $92.6 million increase in revenues resulted principally from higher volume in both domestic and interna-tional markets. Increased revenues from higher volumes were partially offset by lower average yields. Total weight shipped worldwide increased 24% to 591.3 million pounds in the first six months of 1994 from 478.2 million pounds in the same period a year earlier. Global average yield decreased 3% or $.03 to $.95 per pound in the first six months of 1994 compared with the same period a year earlier, whereas, total costs decreased 6% or $.06 to $.90 per pound for the same period. Operating expenses and selling, general and administrative expenses also increased in the 1994 first half compared with the first half of 1993 largely resulting from the increased volume of business.

Operating profit in the America's region for the six months of 1994 benefitted from domestic volume increases, a significant portion of which was from strong shipping levels maintained by local and national accounts. Higher volume, in part, also reflects the impact of the 24 day Teamsters strike which occurred during the second quarter of 1994. Export volumes also increased during the first six months of 1994, while pricing for U.S. exports has been impacted by competitors' aggressive pricing on new business. Operating profit in the Americas region also benefitted from the use of more efficient aircraft placed in service during the first half of 1993 and increased capacity as a result of the fourth quarter 1993 expansion of Burlington's airfreight hub in Toledo, Ohio, which assisted in increasing efficiency. Gains for Americas' operations from increased business volume and efficiencies were partially offset by decreased average yields in the first half of 1994. Average yields continue to reflect a highly competitive pricing environment. Domestic pricing remains below last years level but has stabilized partly as a result of the price increase program which was instituted in the first quarter of 1994.

Foreign operating results in the first six months of the current year decreased from the 1993 level. The benefit of increased volumes was more than offset by lower yields, increased airline costs and additional costs incurred in connection with offering complete global logistics services.

Brink's, Incorporated ("Brink's)
- - --------------------------------

Brink's operating profit increased $1.5 million to $10.2 million in the second quarter of 1994 from $8.7 million in the second quarter of 1993 with an increase in revenues of $9.8 million, partially offset by increases in operating expenses and selling, general and administrative expenses of $7.4 million and a decrease in other operating income of $.9 million.

Operating results in North America continued at a strong pace in the 1994 second quarter, with revenue increasing $8.6 million or 12% to $82.3 million and operating profit increasing $1.0 million to $5.2 million or 23% over the prior year's second quarter. The improvement principally reflected increased earnings from the armored car, ATM and air courier business. Revenue growth in North America was attributable to the addition of several new customer accounts as well as additional business from certain existing customers.

Revenue from international subsidiaries increased $1.2 million or 3% to $45.8 million in the second quarter of 1994, while operating earnings from international subsidiaries and affiliates increased $.6 million or 13% to $5.0 million compared with the 1993 second quarter primarily due to improved results reported by operations in Israel (70% owned), Brazil and Australia, partially offset by declines experienced in Holland (65% owned), France (38% owned) and Mexico (20% owned). Results in Brink's Brazil improved significantly from the prior year second quarter.
During the current year second quarter, management in Brazil implemented price increases to defray the substantially higher security costs made necessary by the increase in armed robberies. Although Brink's 20% owned Mexican affiliate reported lower earnings compared to the 1993 second quarter reflecting the impact of the local economic recession and strengthening competition, operating results improved from the first quarter of 1994 reflecting the benefits of cost-cutting efforts implemented in late 1993 and early 1994.

Brink's operating profit increased $1.3 million to $16.4 million in the first six months of 1994 from $15.1 million in the first six months of 1993 with an increase in revenues of $21.6 million, partially offset by increases in operating expenses and selling, general and administrative expenses of $18.9 million and a decrease in other operating income of $1.4 million.

The increase in revenues and operating profit in the first six months of 1994 was primarily due to North American operations. Revenue from North American operations increased $19.3 million or 14% to $161.8 million and operating profit increased $2.2 million or 30% to $9.4 million. The increase in operating profit was largely attributable to increases from air courier operations, which resulted principally from strong volumes. Operating profit from other North American based operations, including armored car and ATM, also increased compared with 1993 results despite the impact in early 1994 of adverse weather conditions and the Califor-nia earthquake.

Revenue from international subsidiaries increased $2.3 million or 3% to $90.1 million, while operating earnings from international subsidiaries and affiliates decreased $.9 million or 12% to $6.9 million. The decline was attributable to operations in Brazil, Holland, Mexico and France, partially offset by increases reported in Israel and Australia. Results for Brink's Mexican affiliate reflected the impact of the local economic recession, restructuring costs which included employee severance costs, and strengthening competition which impacted the first quarter of the year. The decrease for Brink's Brazil in the first half of 1994 reflected the costs of extra security measures made necessary by the significant increase in armed robberies at Brink's and its competi-tors.

Brink's Home Security, Inc. ("BHS")
- - -----------------------------------

Operating profit of BHS increased $1.4 million to $7.9 million in the second quarter of 1994 from $6.5 million in the prior year quarter. In the first half of 1994, operating profit increased $2.7 million to $15.5 million from $12.8 million in the first half of 1993. The increase in operating profit for the second quarter and first half of 1994 compared to the similar periods in 1993 reflected higher monitoring revenues due to an average subscriber base that was 22% and 21% higher for the quarter and year to date 1994, respectively, compared to similar periods in 1993, slightly offset by higher account servicing and administrative costs. Net new subscribers totaled 13,700 and 30,100 in the second quarter and first six months of 1994, respectively, compared with 9,800 and 19,600 in the second quarter and first six months of 1993, respec-tively. Subscribers at June 30, 1994 totaled 289,600.

Coal
- - ----

Coal operations earned an operating profit of $8.4 million in the second quarter of 1994, a $2.6 million increase over the $5.8 million in the year earlier quarter. The second quarter of 1994 included the operating results from substantially all the coal mining operations and coal sales contracts of Addington Resources, Inc. ("Addington"), which were acquired by the Minerals Group on January 14, 1994.

Sales volume of 7.2 million tons for the second quarter of 1994 was 31% or 1.7 million tons higher than sales volume in the second quarter of 1993. Virtually all of the increased sales related to steam coal with sales of 4.8 million tons (67% of sales), up from 2.5 million tons in the second quarter of 1993, while metallurgical coal sales decreased 22% from 3.0 million tons in the second quarter of 1993 to 2.4 million tons for the second quarter of this year. Coal produced and purchased totaled 7.3 million tons in the 1994 second quarter, a 38% or 2.0 million ton increase over the same period of 1993. The increase in coal sales and coal produced/purchased in the second quarter of 1994 as compared with the second quarter of 1993 is largely attributable to Addington operations.

In the 1994 second quarter, 30% of total production was derived from deep mines and 70% was derived from surface mines compared with 56% and 44% of deep and surface mine production, respectively, in the 1993 second quarter.Average coal margin (realization less current production costs of coal sold), which was $2.63 per ton for the 1994 second quarter, decreased $.32 per ton from the prior year second quarter with a 9% or $2.61 per ton decrease in average realization and an 8% or $2.29 per ton decrease in average current production costs of coal sold. The higher percentage of steam coal sales and declines in export metallurgi-cal coal prices contributed to the decline in average realization. The decrease in average cost is largely due to the shift to lower cost surface production.

Coal operations had an operating loss totaling $99.4 million in the first six months of 1994 compared with an operating profit of $11.3 million in the year earlier six months. The coal operating loss in the first half of 1994 included $90.8 million of charges for asset write-downs and accruals for costs related to facilities which are being closed. In addition, the decrease compared with prior six months oper-ating results reflected the adverse impact of the severe winter weather in the 1994 first quarter which particularly hampered surface mine pro-duction and river transportation. Operating profit in the first six months of 1993 was negatively impacted by a $1.8 million charge to settle litigation related to the moisture content of tonnage used to compute royalty payments to the UMWA pension and benefit funds during the period ending February 1, 1988.

Sales volume of 13.3 million tons for the first half of 1994 was 22% or
2.4 million tons higher than sales volume in the first half of 1993.
The increased sales related to steam coal with sales of 8.5 million tons (64% of sales), up from 4.9 million tons, while metallurgical coal sales decreased 19% from 5.9 million tons to 4.8 million tons. Coal produced and purchased totaled 13.6 million tons for first half of 1994, a 28% or
2.9 million ton increase over the first half of 1993. The increase in coal sales and coal produced/purchased in the first half of 1994 as compared with the first half of 1993 was largely attributable to the Addington operations.

In the first six months of 1994, 34% of total production was derived from deep mines and 66% was derived from surface mines compared with 59% and 41% of deep and surface mine production, respectively, in the first six months of 1993.

Production in the first half of 1994 was adversely impacted by the extreme cold weather and above-normal precipitation in the first quarter of the year which resulted in a large number of lost production days and interruptions which limited output efficiencies during periods of performance. Sales also suffered due to lost loading days and were impeded by closed and restricted road accessibility, particularly during the first quarter of the year. Sales were further impacted by the lack of rail car availability and the disruption of river barge service initially due to frozen waterways and subsequently due to the heavy snow melt and rain, which raised the rivers above operational levels. The severe weather during the first quarter also reduced output from purchased coal suppliers, which hindered the ability to meet customer shipments during the period. In addition to weather related difficul-ties, operations in the 1994 first quarter were affected by lost business due to a utility customer's plant closure and production shortfalls due to withdrawal of contractors from the market.

The metallurgical coal markets continued their long-term decline with price reductions of $3.85 per ton negotiated early in the year between Canadian and Australian producers and Japanese steel mills. During the 1994 second quarter Coal Operations reached agreement with its major Japanese steel customers for new three-year contracts for metallurgical coal shipments. Such agreements replace sales contracts which expired on March 31, 1994. Pricing under the new agreements for the coal year beginning April 1, 1994 was impacted by the price reductions accepted by foreign producers, but was largely offset by modifications in coal quality specification which allows the Coal Operation flexibility in sourcing and blending the coals. The net margin for coal sold under such agreements is expected to decrease less than $1 a ton for the current contract year. Agreements reached with certain customers in Europe and Brazil are expected to result in margin reductions of up to $1 per ton. Sales of metallurgical coal are expected to continue to decrease.

As a result of the continuing long-term decline in the metallurgical coal markets, which is evidenced by the recent severe price reductions, the Coal Operation accelerated its strategy of decreasing its exposure to these markets by reducing its metallurgical coal production and increasing its production and sales of lower cost surface minable steam coal. After a review of the economic viability of the remaining metallurgical coal assets, certain underground mines are being closed resulting in significant economic impairment of the related preparation plants. In addition, one surface steam coal mine, the Heartland mine, is being closed due to rising costs caused by unfavorable geological conditions. During the second quarter of 1994 the Company reached agreement with Alabama Power Company to transfer the coal sales contract currently serviced by the Heartland mine to another Company location in West Virginia, at comparable economics. The Heartland mine will cease operations by year end. The $90.8 million in charges to operating earnings in the 1994 first quarter included a reduction in the carrying value of these assets and related accruals for mine closure costs.
These charges included asset writedowns of $46.5 million, mine closing costs, including reclamation expenses, estimated at $23.1 million and contractually or statutorily required employee severance and other benefit costs estimated at $21.2 million. Of the total charges, liabilities which are expected to be paid within one year total $16.8 million with the balance over the next several years. Operating results for the remainder of 1994 and thereafter should benefit from these measures, as well as the continued integration of Addington operations, the planned expansion of surface mine operations and cost reductions resulting from personnel cutbacks and the realignment of administrative duties which were put in place at the end of the 1994 first quarter.

On June 21, 1994 a new collective bargaining agreement between the Coal Operations' union companies and the UMWA was ratified by such companies' union members. The new agreement, replaced the principal labor agreement which expired on June 30, 1994 and will remain in effect until December 31, 1998. This agreement continues the basic principles and provisions established in the predecessor 1990 Agreement with respect to areas of job security, work rules and scheduling. The new agreement provides, among other things, for wage increases of $.40 per hour on December 15 of each of the years 1994 to 1997 and includes improvements in certain employee benefit programs.

Legislation is currently pending in Congress on pneumoconiosis ("black lung") reform. A bill has been passed by the House of Representatives that, if enacted, would result in substantial modifications to the current procedural and substantive framework for black lung claims. The Senate is currently considering a bill which likewise would create various reforms to the current black lung laws. The Company is unable to predict if any such legislation will be passed and what the final contents will be. At this time, the Company is unable to calculate what impact, if any, such legislation might have on the Company or the coal industry as a whole. Should some or all the proposals in either the House or Senate version of black lung reform eventually be made into law, there can be no assurance that the legislation would not have a material adverse effect on the Company.

Mineral Ventures
- - ----------------

Operating profit of Mineral Ventures increased $.4 million in the 1994 second quarter to an operating profit of $.3 million, from an operating loss of $.1 million in the prior year second quarter. The favorable change primarily reflected the fourth quarter 1993 closure of the Uley graphite property in Australia. The Stawell gold mine in western Victoria, Australia, in which Mineral Ventures has a 67% interest, produced 18,900 ounces in the period compared to 20,600 ounces in the second quarter of 1993.

In the first six months of 1994, operating profit of Mineral Ventures decreased $.2 million to $.1 million from $.3 million in the year earlier six months. Although costs related to the Uley graphite property did not affect operating results in the first six months of 1994 as in the first half of 1993, Mineral Ventures operating results were impacted by increased exploration costs in Nevada as well as lower production at the Stawell gold mine. The production shortfall at the Stawell mine was largely due to an operator accident that occurred in the 1994 first quarter, which also contributed to higher operating costs for the period. The Stawell gold mine produced 35,800 ounces in the first six months of 1994 compared with 39,400 ounces in the comparable period of 1993. Mineral Ventures is continuing gold exploration projects in Nevada and Australia with its joint venture partner.

Foreign Operations
- - ------------------

A portion of the Company's financial results is derived from activities in several foreign countries, each with a local currency other than the U.S. dollar. Since the financial results of the Company are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The Company's international activity is not concentrated in any single currency, which limits the risks of foreign rate fluctuations. In addition, foreign currency rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The Company routinely enters into such transac-tions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transac-tions, the Company uses foreign exchange forward contracts to hedge the risks associated with certain transactions denominated in currencies other than the functional currency. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. In addition, cumulative translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. Brink's subsidiaries in Brazil and Israel operate in such highly inflationary economies.

Additionally, the Company is subject to other risks customarily associated with doing business in foreign countries, including economic conditions, controls on repatriation of earnings and capital, national-ization, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Company cannot be predicted.

Other Operating Income
- - ----------------------

Other operating income of $5.8 million and $10.8 million for the second quarter and first six months of 1994, respectively, were comparable to other operating income for the same periods a year earlier. Other operating income principally includes the Company's share of net income of unconsolidated affiliates, which are substantially attributable to equity affiliates of Brink's, and royalty income from coal and natural gas properties.

Corporate Expenses
- - ------------------

General corporate expenses increased $.6 million to $4.1 million for the 1994 second quarter from $3.5 million for the 1993 second quarter. In the first six months of 1994, general corporate expenses of $8.1 million remained unchanged compared to the year earlier six months. The increased expenses for the second quarter principally related to employee related costs and benefits. Expenses in the second quarter and first six months of 1993 included costs incurred for the Company's then proposed reclassification of its common stock into two classes.

Interest Expense
- - ----------------

Interest expense of $2.6 million for the second quarter of 1994 increased slightly compared to the second quarter of 1993. In the first six months of 1994, interest expense decreased $.7 million to $5.2 million from $5.9 million in the first six months of 1993. Interest expense for the second quarter and first six months of 1994 included increases due to higher average borrowings under revolving credit and term loan facilities resulting from the Addington acquisition and higher average interest rates, offset by a decrease resulting from the Company's redemption of its 9.2% Convertible Subordinated Debentures in April 1994 and early payment of a term loan which occurred during the 1993 second quarter. Interest expense in the first six months of 1993 included interest assessed on settlement of coal litigation related to the moisture content of tonnage used to compute royalty payments to UMWA pension and benefit funds.

Other Income (Expense), Net
- - ---------------------------

Other net expense for the second quarter of 1994 increased $.4 million to a net expense of $1.7 million from $1.3 million in the second quarter of 1993. In the first six months of 1994, other net expense increased $2.7 million to a net expense of $4.1 million from $1.4 million in the first six months of 1993. The first six months of 1994 included $1.2 million of expenses recognized on the Company's redemption of its 9.2% Convertible Subordinated Debentures.

FINANCIAL CONDITION
- - -------------------

Cash Provided by Operations
- - ---------------------------

Cash provided by operating activities during the first six months of 1994 totaled $42.6 million compared with $24.8 million in the first six months of 1993. Operations provided more cash in the 1994 period despite the integration of operating activities of Addington which required cash to finance initial working capital needs. Net income, noncash charges and changes in operating assets and liabilities in the first six months of 1994 were significantly affected by after-tax special and other charges of $58.1 million which had an impact of approximately $4.1 million in the first six months of 1994 on cash generated by operations. Of the total $90.8 million of 1994 pre-tax charges, $46.5 million was for noncash writedowns of assets and the remainder represents liabilities, of which $16.8 million are expected to be paid within one year with the balance to be paid over the next several years.

Capital Expenditures
- - --------------------

Cash capital expenditures for the first six months of 1994 totaled $42.3 million. Of that amount, $11.0 million was spent by Burlington, $6.7 million was spent by Brink's, $16.7 million was spent by BHS, $6.9 million was spent by Coal, $.8 million was spent by Mineral Ventures and $.2 million was spent by the Corporate office. Expenditures incurred by BHS in the first half of 1994 were primarily for customer installations, representing the expansion in the subscriber base. For the full year 1994, capital expenditures are estimated to approximate $105 million. The foregoing amounts exclude equipment expenditures that have been or are expected to be financed through capital and operating leases, and any acquisition expenditures.

Other Investing Activities
- - --------------------------

All other investing activities in the first six months of 1994 used net cash of $148.1 million. In January 1994, the Company paid approximately $157 million in cash for the acquisition of substantially all the coal mining operations and coal sales contracts of Addington. The purchase price of the acquisition was financed through the issuance of $80.5 million of a new series of convertible preferred stock, which is convertible into Pittston Minerals Group Common Stock, and additional debt under credit agreements.

Financing
- - ---------

The Company intends to fund its capital expenditure requirements during the remainder of 1994 primarily with anticipated cash flows from operating activities and through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or short-term borrowing arrangements. In March 1994, the Company entered into a $350 million revolving credit agreement with a syndicate of banks (the "New Facil-ity"), replacing the Company's previously existing $250 million of revolving credit agreements. The New Facility includes a $100 million five-year term loan, which matures in March 1999. The New Facility also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250 million until March 1999. As of June 30, 1994, borrowings of $100 million were outstanding under the five-year term loan portion of the New Facility and $10.0 million of additional borrowings was outstanding under the remainder of the facility.

Debt
- - ----

Outstanding debt, including borrowings under revolving credit agree-ments, aggregated $157.4 million at June 30, 1994, up from $75.8 million at year-end 1993. Cash generated from operating activities and net cash proceeds from the issuance of preferred stock were not sufficient to fund capital expenditures and the Addington acquisition, resulting in additional borrowings under the Company's credit agreements.

On April 15, 1994, the Company redeemed all outstanding 9.2% Convertible Subordinated Debentures due July 1, 2004. The principal amount outstanding was $27.8 million and the premium paid to call the debt totaled $.8 million. The Company used cash provided under its revolving credit agreements to redeem the debentures. The premium paid in addition to other charges related to the redemption are included in the Company's Consolidated Statement of Operations for the six months ended June 30, 1994.

Capitalization
- - --------------

In January 1994, the Company issued $80.5 million (161,000 shares) of a new series of cumulative preferred stock, convertible into Minerals Stock. The cumulative convertible preferred stock, which is attribut-able to the Minerals Group, pays an annual cumulative dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefor, when, as and if declared by the Board of Directors of the Company, which commenced March 1, 1994, and bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon.

In July 1994, the Board of Directors of the Company authorized the repurchase from time to time of up to $15 million of the new series of cumulative convertible preferred stock. As of July 31, 1994, 8,350 shares at a total cost of $3.4 million were repurchased.

As of June 30, 1994, debt as a percent of capitalization (total debt and shareholders' equity) was 29%, compared with 18% at December 31, 1993.
 The increase since December 1993 is largely due to the additional debt incurred under the New Facility to finance the Addington acquisition. The increase in equity as a result of the issuance of preferred stock was largely offset by the net loss incurred for the six months ended June 30, 1994.

In 1993, the Board of Directors of the Company authorized the repurchase of up to 1,250,000 shares of Pittston Services Group Common Stock ("Services Stock") and 250,000 shares of Pittston Minerals Group Common Stock ("Minerals Stock"). As of June 30, 1994, a total of 142,500 shares of Services Stock and 38,500 shares of Minerals Stock had been acquired pursuant to the authorization. Of those amounts, 142,500 shares of Services Stock and 19,700 shares of Minerals Stock were repurchased in the first six months of 1994 at an aggregate cost of $3.8 million, of which $.9 million was paid subsequent to the end of the period.

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

During the first six months of 1994, the Board of Directors declared and the Company paid cash dividends of 10 cents per share of Services Stock and 32.5 cents per share of Minerals Stock. On an equivalent basis, during the first six months of 1993 the Company paid dividends of 9.1 cents per share and 29.54 cents per share for Services Stock and Minerals Stock, respectively. Dividends paid on the cumulative convertible preferred stock in the first six months of 1994 totaled $1.8 million.


                                  PITTSTON SERVICES GROUP
                                      BALANCE SHEETS
                                      (In thousands)

                                                              June 30,    Dec. 31,
                          ASSETS                                1994        1993
- - ---------------------------------------------------------------------------------
Current assets:                                              (Unaudited)
  Cash and cash equivalents                                  $ 28,371      30,271
  Short-term investments, at lower of cost or market            2,070       1,881
  Accounts receivable (net of estimated amount
    uncollectible:  1994 - $14,201; 1993 - $13,745)           231,962     211,565
  Receivable - Pittston Minerals Group                          7,711           -
  Inventories, at lower of cost or market                       4,111       3,235
  Prepaid expenses                                             18,849      19,258
  Deferred income taxes                                        24,449      22,919
- - ---------------------------------------------------------------------------------
    Total current assets                                      317,523     289,129
Property, plant and equipment, at cost (net of
  accumulated depreciation and amortization:
  1994 - $218,157; 1993 - $207,086)                           201,979     188,076
Intangibles, net of amortization                              211,140     213,634
Deferred pension assets                                        41,260      42,425
Deferred income taxes                                           1,478         839
Other assets                                                   71,869      72,838
- - ---------------------------------------------------------------------------------
    Total assets                                             $845,249     806,941
=================================================================================

        LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Short-term borrowings                                      $ 11,681       9,546
  Current maturities of long-term debt                          8,088       7,878
  Accounts payable                                            149,374     131,893
  Payable - Pittston Minerals Group                                 -      19,098
  Accrued liabilities                                         114,749     113,293
- - ---------------------------------------------------------------------------------
    Total current liabilities                                 283,892     281,708
Long-term debt, less current maturities                        49,701      58,109
Postretirement benefits other than pensions                     5,558       4,802
Workers' compensation and other claims                          9,015       9,043
Deferred income taxes                                          37,193      33,727
Payable - Pittston Minerals Group                              23,875      14,709
Other liabilities                                              25,742      26,474
Shareholder's equity                                          410,273     378,369
- - ---------------------------------------------------------------------------------
    Total liabilities and shareholder's equity               $845,249     806,941
=================================================================================

See accompanying notes to financial statements.


                                  PITTSTON SERVICES GROUP
                                 STATEMENTS OF OPERATIONS
                         (In thousands, except per share amounts)
                                        (Unaudited)


                                                  Three Months              Six Months
                                                  Ended June 30            Ended June 30
- - -------------------------------------------------------------------------------------------
                                                 1994       1993         1994        1993
- - -------------------------------------------------------------------------------------------
Operating revenues                             $457,351   380,202      868,404     743,959
- - -------------------------------------------------------------------------------------------

Operating expenses                              369,935   315,459      716,179     624,896
Selling, general and administrative
  expenses                                       53,558    47,008       99,921      91,873
- - -------------------------------------------------------------------------------------------
  Total costs and expenses                      423,493   362,467      816,100     716,769
- - -------------------------------------------------------------------------------------------

Other operating income                            2,529     3,358        4,577       5,567
- - -------------------------------------------------------------------------------------------
Operating profit                                 36,387    21,093       56,881      32,757

Interest income                                     590       367        1,212         848
Interest expense                                 (1,406)   (2,352)      (3,175)     (4,680)
Other income (expense), net                      (1,514)   (1,006)      (3,630)     (1,156)
- - -------------------------------------------------------------------------------------------
Income before income taxes                       34,057    18,102       51,288      27,769
Provision for income taxes                       12,769     7,132       19,489      11,385
- - -------------------------------------------------------------------------------------------
Net income                                     $ 21,288    10,970       31,799      16,384
===========================================================================================

Per Pittston Services Group common share:
  Net income                                   $    .56       .30          .84         .45
===========================================================================================
  Cash dividends                               $    .05     .0455          .10       .0910
===========================================================================================
Average shares outstanding of Pittston
  Services Group Common Stock                    37,739    36,656       37,715      36,607
===========================================================================================

See accompanying notes to financial statements.


                                  PITTSTON SERVICES GROUP
                                 STATEMENTS OF CASH FLOWS
                                      (In thousands)
                                        (Unaudited)
                                                                    Six Months Ended
                                                                         June 30
- - ----------------------------------------------------------------------------------------
                                                                  1994            1993
- - ----------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                    $ 31,799         16,384
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Noncash charges and other write-offs                           306             11
      Depreciation and amortization                               26,717         24,389
      Provision for deferred income taxes                          1,539            832
      Provision for pensions, noncurrent                           1,467           (150)
      Provision for uncollectible accounts receivable              1,634          2,757
      Equity in earnings of unconsolidated affiliates, net
        of dividends received                                     (2,178)        (3,890)
      Other operating, net                                         1,314          1,007
      Change in operating assets and liabilities:
        Increase in accounts receivable                          (22,031)        (1,599)
        Increase in inventories                                     (876)          (673)
        Increase in prepaid expenses                              (1,532)        (4,870)
        Increase (decrease) in accounts payable and accrued
          liabilities                                             29,202        (14,730)
        Decrease (increase) in other assets                        3,773         (4,571)
        Decrease in other liabilities                               (816)          (505)
        Other, net                                                  (157)           182
- - ----------------------------------------------------------------------------------------
           Net cash provided by operating activities              70,161         14,574
- - ----------------------------------------------------------------------------------------

Cash flows from investing activities:
  Additions to property, plant and equipment                     (34,509)       (43,009)
  Property, plant and equipment pending lease financing            2,047         (1,163)
  Disposal of property, plant and equipment                        1,267          1,433
  Acquisitions and related contingent payments                       (63)           (16)
  Other, net                                                      (2,287)          (233)
- - ----------------------------------------------------------------------------------------
           Net cash used by investing activities                 (33,545)       (42,988)
- - ----------------------------------------------------------------------------------------

Cash flows from financing activities:
  Additions to debt                                               26,171         41,520
  Reductions of debt                                             (33,666)        (8,175)
  Payments (to) from - Minerals Group                            (28,777)             -
  Repurchase of common stock                                      (2,552)          (921)
  Proceeds from exercise of stock options                          3,756          1,023
  Proceeds from the sale of stock to SIP                               -            220
  Proceeds from sale of stock to Minerals Group                      322              -
  Dividends paid                                                  (3,768)        (3,327)
  Cost of Services Stock Proposal                                     (2)             -
  Net cash from the Company                                            -            894
- - ----------------------------------------------------------------------------------------
           Net cash provided (used) by financing activities      (38,516)        31,234
- - ----------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents              (1,900)         2,820
Cash and cash equivalents at beginning of period                  30,271         28,350
- - ----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                      $ 28,371         31,170
========================================================================================

See accompanying notes to financial statements.

                        PITTSTON SERVICES GROUP
                     NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)
               (In thousands, except per share amounts)

(1) The approval on July 26, 1993 (the "Effective Date"), by the shareholders of The Pittston Company (the "Company") of the Services Stock Proposal, as described in the Company's proxy statement dated June 24, 1993, resulted in the reclassification of the Company's common stock. The outstanding shares of Company common stock were redesignated as Pittston Services Group Common Stock ("Services Stock") on a share-for-share basis and a second class of common stock, designated as Pittston Minerals Group Common Stock ("Minerals Stock"), was distributed on the basis of one-fifth of one share of Minerals Stock for each share of the Company's previous common stock held by shareholders of record on July 26, 1993. Minerals Stock and Services Stock provide shareholders with separate securities reflecting the performance of the Pittston Minerals Group (the "Minerals Group") and the Pittston Services Group (the "Services Group") respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting either Group. Accordingly, all stock and per share data prior to the reclassification have been restated to reflect the reclassification. The primary impacts of this restatement are as follows:

     * Net income per common share has been included in the Statements of Operations. For the purpose of computing net income per common share of Services Stock, the number of shares of Services Stock prior to the Effec-tive Date are assumed to be the same as the total number of shares of the Company's common stock.

     * All financial impacts of purchases and issuances of the Company's common stock have been attributed to each Group in relation of their respective common equity to the Company's common stock. Dividends paid by the Company were attributed to the Services and Minerals Groups in relation to the initial dividends paid on the Services Stock and the Minerals Stock.

     The Company, at any time, has the right to exchange each outstand-ing share of Minerals Stock for shares of Services Stock having a fair market value equal to 115% of the fair market value of one share of Minerals Stock. In addition, upon the sale, transfer, assignment or other disposition, whether by merger, consolidation, sale or contribution of assets or stock or otherwise, of all or substantially all of the properties and assets of the Minerals Group to any person, entity or group (with certain exceptions), the Company is required to exchange each outstanding share of Minerals Stock for shares of Services Stock having a fair market value equal to 115% of the fair market value of one share of Minerals Stock. Shares of Services Stock are not subject to either optional or mandatory exchange.

     Holders of Services Stock have one vote per share. Holders of Minerals Stock have one vote per share subject to adjustment on January 1, 1996, and on each January 1 every two years thereafter based upon the relative fair market values of one share of Minerals Stock and one share of Services Stock on each such date. Accord-ingly, beginning on January 1, 1996, each share of Minerals Stock may have more than, less than or continue to have exactly one vote. Holders of Services Stock and Minerals Stock vote together as a single voting group on all matters as to which all common share-holders are entitled to vote. In addition, as prescribed by Virginia law, certain amendments to the Company's Restated Articles of Incorporation affecting, among other things, the designation, rights, preferences or limitations of one class of common stock, or any merger or statutory share exchange, must be approved by the holders of such class of common stock, voting as a separate voting group, and, in certain circumstances, may also have to be approved by the holders of the other class of common stock, voting as a separate voting group.

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

     The Company provides holders of Services Stock separate financial statements, financial reviews, descriptions of business and other relevant information for the Services Group in addition to consolidated financial information of the Company. Notwithstanding the attribution of assets and liabilities (including contingent liabilities) between the Minerals Group and the Services Group for the purpose of preparing their financial statements, this attribu-tion and the change in the capital structure of the Company as a result of the approval of the Services Stock Proposal did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. Holders of Services Stock are sharehold-ers of the Company, which continues to be responsible for all its liabilities. Therefore, financial developments affecting the Minerals Group or the Services Group that affect the Company's financial condition could affect the results of operations and financial condition of both Groups. Accordingly, the Company's consolidated financial statements must be read in connection with the Services Group's financial statements.

(2) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Services Group and the BHS segment for the first six months of 1994 and 1993 by $2,149 and $1,636, respectively, and for the second quarter of 1994 and 1993 by $1,029 and $762, respectively. The effect of this change increased net income per share of the Services Group for the first six months of 1994 and 1993 by $.03 and $.03, respectively and for the second quarter of 1994 and 1993 by $.02 and $.01, respectively.

(3) The amounts of depreciation and amortization of property, plant and equipment in the 1994 second quarter and six month periods totaled $11,582 ($9,926 in 1993) and $22,306 ($19,708 in 1993), respective-
     ly.

(4) Cash payments made for interest and income taxes (net of refunds received) were as follows:

                              Second Quarter        Six Months
         -------------------------------------------------------
                               1994     1993        1994    1993
         -------------------------------------------------------

         Interest            $ 1,951   1,912       4,404   4,589
         =======================================================

         Income taxes        $12,054   9,529      18,887  18,762
         =======================================================


     During the six month periods ended June 30, 1994 and 1993, capital lease obligations of $1,222 and $582, respectively, were incurred for leases of property, plant and equipment.

(5) On April 15, 1994, the Company redeemed all of the $27,811 9.2% Convertible Subordinated Debentures due July 1, 2004, at a premium of $767. This debt had been attributed to the Services Group. The premium and other charges related to the redemption have been included in the Services Group Statement of Operations in Other income (expense), net.

(6) In January 1994, 161 shares of convertible preferred stock (convertible into Minerals Stock) were issued to finance a portion of the acquisition of substantially all of the coal mining operations and coal sales contracts of Addington Resources, Inc. While the issuance of the preferred stock had no effect on the capitalization of the Services Group, commencing March 1, 1994, annual cumulative dividends of $31.25 per share of convertible preferred stock are payable quarterly, in cash, in arrears, from the date of original issue out of all funds of the Company legally available therefor, when, as and if declared by the Company's Board. A portion of the acquisition was also financed with additional debt under existing credit facilities. In March 1994, the additional debt incurred for this acquisition was refinanced with a five-year term loan. The acquisition and related financing have been attributed to the Minerals Group.

(7) Certain prior period amounts have been reclassified to conform to current period financial statement presentation.

(8) All adjustments have been made which are, in the opinion of management, necessary to a fair presentation of results of operations for the periods reported herein. All such adjustments are of a normal recurring nature.


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

                                    SEGMENT INFORMATION
                                      (In thousands)

                                               Three Months             Six Months
                                               Ended June 30           Ended June 30
- - ---------------------------------------------------------------------------------------
                                              1994       1993         1994       1993
- - ---------------------------------------------------------------------------------------
Revenues:
  Burlington                                $302,266   240,316      563,750    471,201
  Brink's                                    128,183   118,369      251,948    230,392
  BHS                                         26,902    21,517       52,706     42,366
- - ---------------------------------------------------------------------------------------
Revenues                                    $457,351   380,202      868,404    743,959
=======================================================================================

Operating profit:
  Burlington                                $ 20,770     7,978       29,780      9,452
  Brink's                                     10,216     8,667       16,349     15,086
  BHS                                          7,897     6,462       15,463     12,831
- - ---------------------------------------------------------------------------------------
  Segment operating profit                    38,883    23,107       61,592     37,369
  General corporate expense                   (2,496)   (2,014)      (4,711)    (4,612)
- - ---------------------------------------------------------------------------------------
Operating profit                              36,387    21,093       56,881     32,757
Interest income                                  590       367        1,212        848
Interest expense                              (1,406)   (2,352)      (3,175)    (4,680)
Other income (expense), net                   (1,514)   (1,006)      (3,630)    (1,156)
- - ---------------------------------------------------------------------------------------
Income before income taxes                    34,057    18,102       51,288     27,769
Provision for income taxes                    12,769     7,132       19,489     11,385
- - ---------------------------------------------------------------------------------------
Net income                                  $ 21,288    10,970       31,799     16,384
=======================================================================================


RESULTS OF OPERATIONS
- - ---------------------

Net income totaled $21.3 million or $.56 per share in the second quarter of 1994 compared with $11.0 million or $.30 per share in the second quarter of 1993. Operating profit for the 1994 second quarter increased to $36.4 million from $21.1 million in the prior year quarter. The increase in net income and operating profit for the 1994 second quarter compared with the same period of 1993 was largely attributable to improved earnings for each of the services segments. Segment operating profit for the 1994 second quarter was partially offset by increased general corporate operating expenses. In addition, net income for the 1994 second quarter was positively affected by lower net interest expense and was negatively impacted by greater other nonoperating expenses compared with the same period last year.

Revenues for the 1994 second quarter increased $77.2 million compared with the 1993 second quarter, of which $62.0 million was from Burling-ton, $9.8 million was from Brink's and $5.4 million was from BHS. Operating expenses and selling general and administrative expenses for the 1994 second quarter increased $61.0 million compared with the same period last year, of which $49.2 million was from Burlington, $7.4 million was from Brink's, $3.9 million was from BHS, and $.5 million was from an increase in general corporate expenses.

Net income totaled $31.8 million or $.84 per share in the first six months of 1994 compared with $16.4 million or $.45 per share in the same period of 1993. Operating profit for the first six months of 1994 increased to $56.9 million from $32.8 million in the prior year six month period. The increase in net income and operating profit for the first half of 1994 compared with the same period of 1993 was largely attributable to improved earnings each of the services segments. Net income was positively affected by lower net interest expense and was negatively impacted by higher other nonoperating expenses compared with the same period last year.

Revenues for the first six months of 1994 increased $124.5 million compared with the first six months of 1993, of which $92.6 million was from Burlington, $21.6 million was from Brink's and $10.3 million was from BHS. Operating expenses and selling general and administrative expenses for the first half of 1994 increased $99.3 million compared with the same period last year, of which $72.7 million was from Burlington, $18.9 million was from Brink's and $7.7 million was from BHS.

Burlington Air Express Inc. ("Burlington")
- - ------------------------------------------

Operating profit in the second quarter of 1994 for Burlington aggregated $20.8 million, a $12.8 million increase compared with $8.0 million in the second quarter of 1993. Worldwide revenues rose 26% to $302.3 million from $240.3 million in the prior year. The $62.0 million increase in revenues resulted primarily from higher volume in both domestic and international markets. In the domestic market, volume during the 1994 second quarter benefitted from the 24 day Teamster strike against the domestic trucking industry. Increased revenues from higher volumes were partially offset by lower average yields (revenues per pound). Total weight shipped worldwide increased 30% to 315.7 million pounds from 242.3 million pounds in the same period a year earlier. Global average yield decreased 3% or $.03 to $.96 per pound in the second quarter of 1994 compared with the same period a year earlier, whereas, total costs decreased 7% or $.07 to $.89 per pound for the same period. Operating expenses and selling, general and administrative expenses also increased largely from the increased volume of business.

Operating profit in the Americas region benefitted from strong domestic volume shipments which increased 39% over the second quarter of 1993, as local and national accounts continued their strong shipping levels. The higher volume also reflected the impact of the Teamster strike in April, which added an estimated 8 million pounds of second day freight. However, much of Burlington's new business was retained as overnight volumes were maintained throughout the quarter at the higher levels reached during April. Domestic pricing remains below last year's level, but has stabilized partly as a result of the price increase program which was instituted in the first quarter of 1994. Export volumes also increased while pricing for U.S. exports continued to be impacted by a highly competitive pricing environment.

During the 1994 second quarter, Burlington announced a 20% expansion of its North American private fleet capacity, largely through the acquisi-tion of additional aircraft under relatively short-term leases. This expansion will meet additional customer needs and enhance service quality. Burlington also announced the opening of a new freight station in Ontario, California, improving the service capabilities in the southern California market.

Foreign operating results in the current year quarter decreased from the prior year quarter with results in the Pacific region remaining unchanged and results in the Atlantic region decreased. Although foreign operations also benefitted from a 20% increase in international weight shipped, the impact of increased volumes was more than offset by lower yields, increased airline costs and additional costs incurred in connection with providing complete global logistics services. Decreased yields continue to reflect intense price competition in many overseas markets.

Operating profit in the first half of 1994 for Burlington was $29.8 million, a $20.3 million increase over the $9.5 million profit reported in the first half of 1993. Worldwide revenues rose 20% to $563.8 million in the current year period from $471.2 million in the first six months of the prior year. The $92.6 million increase in revenues resulted principally from higher volume in both domestic and interna-tional markets. Increased revenues from higher volumes were partially offset by lower average yields. Total weight shipped worldwide increased 24% to 591.3 million pounds in the first six months of 1994 from 478.2 million pounds in the same period a year earlier. Global average yield decreased 3% or $.03 to $.95 per pound in the first six months of 1994 compared with the same period a year earlier, whereas, total costs decreased 6% or $.06 to $.90 per pound for the same period. Operating expenses and selling, general and administrative expenses also increased in the 1994 first half compared with the first half of 1993 largely resulting from the increased volume of business.

Operating profit in the America's region for the six months of 1994 benefitted from domestic volume increases, a significant portion of which was from strong shipping levels maintained by local and national accounts. Higher volume, in part, also reflects the impact of the 24 day Teamsters strike which occurred during the second quarter of 1994. Export volumes also increased during the first six months of 1994, while pricing for U.S. exports has been impacted by competitors' aggressive pricing on new business. Operating profit in the Americas region also benefitted from the use of more efficient aircraft placed in service during the first half of 1993 and increased capacity as a result of the fourth quarter 1993 expansion of Burlington's airfreight hub in Toledo, Ohio, which assisted in increasing efficiency. Gains for Americas' operations from increased business volume and efficiencies were partially offset by decreased average yields in the first half of 1994. Average yields continue to reflect a highly competitive pricing environment. Domestic pricing remains below last years level but has stabilized partly as a result of the price increase program which was instituted in the first quarter of 1994.

Foreign operating results in the first six months of the current year decreased from the 1993 level. The benefit of increased volumes was more than offset by lower yields, increased airline costs and additional costs incurred in connection with offering complete global logistics services.

Brink's, Incorporated ("Brink's)
- - --------------------------------

Brink's operating profit increased $1.5 million to $10.2 million in the second quarter of 1994 from $8.7 million in the second quarter of 1993 with an increase in revenues of $9.8 million, partially offset by increases in operating expenses and selling, general and administrative expenses of $7.4 million and a decrease in other operating income of $.9 million.

Operating results in North America continued at a strong pace in the 1994 second quarter, with revenue increasing $8.6 million or 12% to $82.3 million and operating profit increasing $1.0 million to $5.2 million or 23% over the prior year's second quarter. The improvement principally reflected increased earnings from the armored car, ATM and air courier business. Revenue growth in North America was attributable to the addition of several new customer accounts as well as additional business from certain existing customers.

Revenue from international subsidiaries increased $1.2 million or 3% to $45.8 million in the second quarter of 1994, while operating earnings from international subsidiaries and affiliates increased $.6 million or 13% to $5.0 million compared with the 1993 second quarter primarily due to improved results reported by operations in Israel (70% owned), Brazil and Australia, partially offset by declines experienced in Holland (65% owned), France (38% owned) and Mexico (20% owned). Results in Brink's Brazil improved significantly from the prior year second quarter.
During the current year second quarter, management in Brazil implemented price increases to defray the substantially higher security costs made necessary by the increase in armed robberies. Although Brink's 20% owned Mexican affiliate reported lower earnings compared to the 1993 second quarter reflecting the impact of the local economic recession and strengthening competition, operating results improved from the first quarter of 1994 reflecting the benefits of cost-cutting efforts implemented in late 1993 and early 1994.

Brink's operating profit increased $1.3 million to $16.4 million in the first six months of 1994 from $15.1 million in the first six months of 1993 with an increase in revenues of $21.6 million, partially offset by increases in operating expenses and selling, general and administrative expenses of $18.9 million and a decrease in other operating income of $1.4 million.

The increase in revenues and operating profit in the first six months of 1994 was primarily due to North American operations. Revenue from North American operations increased $19.3 million or 14% to $161.8 million and operating profit increased $2.2 million or 30% to $9.4 million. The increase in operating profit was largely attributable to increases from air courier operations, which resulted principally from strong volumes. Operating profit from other North American based operations, including armored car and ATM, also increased compared with 1993 results despite the impact in early 1994 of adverse weather conditions and the California earthquake.

Revenue from international subsidiaries increased $2.3 million or 3% to $90.1 million, while operating earnings from international subsidiaries and affiliates decreased $.9 million or 12% to $6.9 million. The decline was attributable to operations in Brazil, Holland, Mexico and France, partially offset by increases reported in Israel and Australia. Results for Brink's Mexican affiliate reflected the impact of the local economic recession, restructuring costs which included employee severance costs, and strengthening competition which impacted the first quarter of the year. The decrease for Brink's Brazil in the first half of 1994 reflected the costs of extra security measures made necessary by the significant increase in armed robberies at Brink's and its competi-tors.

Brink's Home Security, Inc. ("BHS")
- - -----------------------------------

Operating profit of BHS increased $1.4 million to $7.9 million in the second quarter of 1994 from $6.5 million in the prior year quarter. In the first half of 1994, operating profit increased $2.7 million to $15.5 million from $12.8 million in the first half of 1993. The increase in operating profit for the second quarter and first half of 1994 compared to the similar periods in 1993 reflected higher monitoring revenues due to an average subscriber base that was 22% and 21% higher for the quarter and year to date 1994, respectively, compared to similar periods in 1993, slightly offset by higher account servicing and administrative costs. Net new subscribers totaled 13,700 and 30,100 in the second quarter and first six months of 1994, respectively, compared with 9,800 and 19,600 in the second quarter and first six months of 1993, respec-tively. Subscribers at June 30, 1994 totaled 289,600.

Foreign Operations
- - ------------------

A portion of the Services Group's financial results is derived from activities in several foreign countries, each with a local currency other than the U.S. dollar. Since the financial results of the Services Group are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The Services Group's international activity is not concentrated in any single currency, which limits the risks of foreign rate fluctua-tions. In addition, foreign currency rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The Services Group routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Company, on behalf of the Services Group, uses foreign exchange forward contracts to hedge the risks associated with certain transactions denominated in currencies other than the functional currency. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. In addition, cumulative translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. Brink's subsidiaries in Brazil and Israel operate in such highly inflationary economies.

Additionally, the Services Group is subject to other risks customarily associated with doing business in foreign countries, including economic conditions, controls on repatriation of earnings and capital, national-ization, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Services Group cannot be predicted.

Corporate Expenses
- - ------------------

A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Services Group based on utilization and other methods and criteria which management believes to be equitable and a reasonable estimate of such expenses as if the Services Group operated on a stand alone basis. These allocations were $2.5 million and $2.0 million for the second quarter of 1994 and 1993, respectively, and $4.7 million and $4.6 million for the first six months of 1994 and 1993, respectively. General corporate expenses in the 1993 second quarter and six month periods included costs incurred for the Company's then proposed reclassification of its common stock into two classes.

Other Operating Income
- - ----------------------

Other operating income decreased $.8 million to $2.5 million in the 1994 second quarter from $3.3 million in the 1993 second quarter and decreased $1.0 million to $4.6 million in the first six months of 1994 from $5.6 million in the first six months of 1993. Other operating income consists primarily of equity earnings of foreign affiliates. These earnings, which are primarily attributable to equity affiliates of Brink's, amounted to $1.8 million and $2.9 million for the second quarter of 1994 and 1993, respectively, and $3.4 million and $4.7 million for the first half of 1994 and 1993, respectively.

Interest Expense
- - ----------------

Interest expense for the second quarter of 1994 decreased $1.0 million to $1.4 million from $2.4 million in the second quarter of 1993 and decreased $1.5 million to $3.2 million in the first six months of 1994 from $4.7 million in the first six months of 1993 primarily due to significantly lower average borrowings. Interest expense in the second quarter and first half of 1993 included interest on debt which was retired during the latter half of 1993. The second quarter and first half of 1993 and the first quarter of 1994 included interest on the Company's 9.2% Convertible Subordinated Debentures which were redeemed in April 1994.

Other Income (Expense), Net
- - ---------------------------

Other net expense for the second quarter of 1994 increased $.5 million to a net expense of $1.5 million from $1.0 million in the second quarter of 1993 and increased $2.4 million to a net expense of $3.6 million from $1.2 million in the first six months of 1993. Other operating expense in the first six months of 1994 included expenses of $1.2 million recognized in the 1994 first quarter on the Company's redemption of its 9.2% Convertible Subordinated Debentures.

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

Cash Provided by Operations
- - ---------------------------

Cash provided by operating activities for the first half of 1994 totaled $70.2 million compared with $14.6 million in the first half of 1993.
The increase in 1994 compared with 1993 was due to the increase in net income for the current year period and a significant decrease in net cash requirements for operating assets and liabilities.

Capital Expenditures
- - --------------------

Cash capital expenditures for the first six months of 1994 totaled $34.5 million, excluding equipment expenditures that have been or are expected to be financed through capital and operating leases, and any acquisition expenditures. Of the $34.5 million of cash capital expenditures for the first six months of 1994, $11.0 million was made by Burlington, $6.7 million was made by Brink's and $16.7 million was made by BHS.

Expenditures incurred by BHS in the first half of 1994 were primarily for customer installations, representing the expansion in the subscriber base. For the full year 1994, capital expenditures excluding expendi-tures that have been or are expected to be financed through capital and operating leases and acquisition expenditures, are estimated to approximate $75 million.

Financing
- - ---------

The Services Group intends to fund its capital expenditure requirements during the remainder of 1994 primarily with anticipated cash flows from operating activities and through operating and capital leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or short-term borrowing arrangements or borrowings from the Minerals Group. In March 1994, the Company entered into a $350 million revolving credit agreement with a syndicate of banks (the "New Facility"), replacing the Company's previously existing $250 million of revolving credit agreements. The New Facility includes a $100 million five-year term loan, which matures in March 1999. The New Facility also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250 million until March 1999. As of June 30, 1994, borrowings of $100 million were outstanding under the five-year term loan portion of the New Facility with an additional $10.0 million of borrowings outstanding under the remainder of the facility. Of the total amount outstanding under the New Facility $23.4 million was attributed to the Services Group.

Debt
- - ----

Cash used for external debt repayments and net lending to the Minerals Group, net of borrowings totaled $36.3 million. The amount of the $100 million term loan attributed to the Services Group was $23.4 million at June 30, 1994. Net payments to the Minerals Group of $28.8 million represent repayment of the December 31, 1993 balance of $13.3 million and additional lending of $15.5 million to the Minerals Group.

On April 15, 1994, the Company redeemed all outstanding 9.2% Convertible Subordinated Debentures due July 1, 2004. Such debt had been attributed to the Services Group. The principal amount outstanding was $27.8 million and the premium paid to call the debt totaled $.8 million. The Company used cash provided under its revolving credit agreements to redeem the debentures. The premium paid in addition to other charges related to the redemption are included in the Statement of Operations for the six months ended June 30, 1994.

Capitalization
- - --------------

Since the approval of the Services Stock Proposal, capitalization of the Services Group has been affected by all share activity related to Services Stock.

In 1993, the Board of Directors authorized a new share repurchase program under which up to 1,250,000 shares of Services Stock and 250,000 shares of Minerals Stock may be repurchased. As of June 30, 1994, a total of 142,500 shares of Services Stock had been acquired pursuant to the authorization, all of which was acquired in 1994 at an aggregate cost of $3.4 million, of which $.9 million was paid subsequent to the end of the second quarter.

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

As a result of the Company's issuance in January 1994 of 161,000 shares of a new series of preferred stock, convertible into Minerals Stock, the Company pays an annual cumulative dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefor, when, and if declared by the Board of Directors of the Company which commenced March 1, 1994. Such stock, which is attributable to the Minerals Group, also bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon.

During the first half of 1994, the Board of Directors declared and the Company paid cash dividends of 10 cents per share of Services Stock. On an equivalent basis, during the first half of 1993 the Company paid dividends of 9.1 cents per share of Services Stock.


                                  PITTSTON MINERALS GROUP
                                      BALANCE SHEETS
                                      (In thousands)

                                                             June 30,     Dec. 31,
                          Assets                               1994         1993
- - ----------------------------------------------------------------------------------
Current assets:                                             (Unaudited)
  Cash and cash equivalents                                  $  6,138       2,141
  Short-term investments, at lower of cost or market           21,392      21,065
  Accounts receivable (net of estimated amount
    uncollectible:  1994 - $2,399; 1993 - $2,295)             100,599      84,978
  Receivable - Pittston Services Group                              -      19,098
  Inventories, at lower of cost or market:
    Coal                                                       30,721      18,649
    Other                                                       4,232       2,271
- - ----------------------------------------------------------------------------------
                                                               34,953      20,920
  Prepaid expenses                                              8,776       8,235
  Deferred income taxes                                        31,777      30,723
- - ----------------------------------------------------------------------------------
    Total current assets                                      203,635     187,160
Property, plant and equipment, at cost (net of
  accumulated depreciation, depletion and amortization:
  1994 - $147,961; 1993 - $205,447)                           217,307     181,745
Deferred pension assets                                        75,466      74,641
Deferred income taxes                                         103,620      76,887
Coal supply contracts                                          96,868      35,462
Intangibles, net                                               84,846       1,408
Receivable - Pittston Services Group                           23,875      14,709
Other assets                                                   38,760      34,235
- - ----------------------------------------------------------------------------------
    Total assets                                             $844,377     606,247
==================================================================================

        Liabilities and Shareholder's Equity

Current liabilities:
  Current maturities of long-term debt                       $    385          30
  Accounts payable                                             74,335      50,383
  Payable - Pittston Services Group                             7,711           -
  Accrued liabilities                                         153,135     124,421
- - ----------------------------------------------------------------------------------
    Total current liabilities                                 235,566     174,834
Long-term debt, less current maturities                        87,523         279
Postretirement benefits other than pensions                   211,630     207,416
Workers' compensation and other claims                        134,772     118,502
Other liabilities                                             192,268     130,073
Shareholder's equity                                          (17,382)    (24,857)
- - ----------------------------------------------------------------------------------
    Total liabilities and shareholder's equity               $844,377     606,247
==================================================================================

See accompanying notes to financial statements.

                                  PITTSTON MINERALS GROUP
                                  STATEMENT OF OPERATIONS
                         (In thousands, except per share amounts)
                                        (Unaudited)

                                                 Three Months              Six Months
                                                 Ended June 30            Ended June 30
- - -------------------------------------------------------------------------------------------
                                                1994       1993         1994        1993
- - -------------------------------------------------------------------------------------------
Net sales                                    $202,149    174,457      378,891      342,448
- - -------------------------------------------------------------------------------------------

Cost of sales                                 189,976    164,663      379,757      322,498
Special and other charges                           -          -       90,806            -
Selling, general and administrative
  expenses                                      8,416      8,067       17,303       17,085
- - -------------------------------------------------------------------------------------------
  Total costs and expenses                    198,392    172,730      487,866      339,583
- - -------------------------------------------------------------------------------------------

Other operating income                          3,305      2,451        6,258        5,258
- - -------------------------------------------------------------------------------------------

Operating profit (loss)                         7,062      4,178     (102,717)       8,123
Interest income                                    49        135          100          434
Interest expense                               (1,325)      (243)      (2,138)      (1,221)
Other income (expense), net                      (218)      (280)        (437)        (267)
- - -------------------------------------------------------------------------------------------
Income (loss) before income taxes               5,568      3,790     (105,192)       7,069
Provision (credit) for income taxes            (1,182)       620      (37,863)       1,157
- - -------------------------------------------------------------------------------------------
Net income (loss)                               6,750      3,170      (67,329)       5,912
Preferred stock dividends                      (1,257)         -       (2,263)           -
- - -------------------------------------------------------------------------------------------
Net income (loss) attributed
  to common shares                           $  5,493      3,170      (69,592)       5,912
===========================================================================================

Per Pittston Minerals Group common share:
  Net income (loss):
    Primary                                  $    .72        .43        (9.20)         .81
- - -------------------------------------------------------------------------------------------
    Fully diluted                            $    .67        .43        (9.20)         .80
- - -------------------------------------------------------------------------------------------
  Cash dividends                             $  .1625      .1477        .3250        .2954
- - -------------------------------------------------------------------------------------------
Average shares outstanding of Pittston
  Minerals Group Common Stock:
    Primary                                     7,644      7,331        7,565        7,321
- - -------------------------------------------------------------------------------------------
    Fully diluted                              10,148      7,385        9,905        7,364
===========================================================================================

See accompanying notes to financial statements.

                                  PITTSTON MINERALS GROUP
                                 STATEMENTS OF CASH FLOWS
                                      (In thousands)
                                        (Unaudited)
                                                                     Six Months Ended
                                                                          June 30
- - ---------------------------------------------------------------------------------------
                                                                     1994         1993
- - ---------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                               $ (67,329)     5,912
  Adjustments to reconcile net income (loss) to net cash
    provided (used) by operating activities:
      Noncash charges and other write-offs                           46,487          -
      Depreciation, depletion and amortization                       20,474     13,117
      Provision (credit) for deferred income taxes                  (18,928)     1,606
      Credit for pensions, noncurrent                                  (825)    (1,253)
      Provision for uncollectible accounts receivable                   132         55
      Equity in (earnings) loss of unconsolidated affiliates,
        net of dividends received                                       (70)      (291)
      Other operating, net                                             (333)      (514)
      Change in operating assets and liabilities net of
        effects of acquisitions and dispositions:
        Increase in accounts receivable                             (16,579)   (21,933)
        Decrease (increase) in inventories                           (8,219)     5,733
        Decrease (increase) in prepaid expenses                      (1,087)     1,874
        Increase (decrease) in accounts payable
          and accrued liabilities                                    (5,239)    17,484
        Decrease (increase) in other assets                             859     (1,883)
        Increase (decrease) in other liabilities                     11,092     (3,520)
        Increase (decrease) in workers' compensation and
            other claims, noncurrent                                 11,636     (6,310)
        Other, net                                                     (185)       136
- - ---------------------------------------------------------------------------------------
           Net cash provided (used) by operating activities         (28,114)    10,213
- - ---------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property, plant and equipment                         (7,767)   (11,968)
  Property, plant and equipment pending lease financing                   -     (6,873)
  Disposal of property, plant and equipment                             295      1,435
  Acquisitions and related contingent payments                     (157,231)       (19)
  Other, net                                                          7,862     10,431
- - ---------------------------------------------------------------------------------------
           Net cash used by investing activities                   (156,841)    (6,994)
- - ---------------------------------------------------------------------------------------
Cash flows from financing activities:
  Additions to debt                                                  86,566          -
  Reductions of debt                                                   (251)         -
  Payments (to) from - Services Group                                28,777          -
  Repurchase of common stock                                           (401)      (184)
  Proceeds from exercise of stock options                               947        204
  Proceeds from the sale of stock to SIP                                  -         44
  Proceeds from sale of stock to Services Group                         254          -
  Proceeds from the issuance of preferred stock,
    net of cash expenses                                             77,359          -
  Cost of Services Stock Proposal                                        (2)         -
  Dividends paid                                                     (4,297)    (2,163)
  Net cash to the Company                                                 -       (894)
- - ---------------------------------------------------------------------------------------
           Net cash provided (used) by financing activities         188,952     (2,993)
- - ---------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                             3,997        226
Cash and cash equivalents at beginning of period                      2,141      1,990
- - ---------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                        $   6,138      2,216
=======================================================================================

See accompanying notes to financial statements.


                        PITTSTON MINERALS GROUP
                     NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)
               (In thousands, except per share amounts)

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

     The Company, at any time, has the right to exchange each outstand-ing share of Minerals Stock for shares of Services Stock having a fair market value equal to 115% of the fair market value of one share of Minerals Stock. In addition, upon the sale, transfer, assignment or other disposition, whether by merger, consolidation, sale or contribution of assets or stock or otherwise, of all or substantially all of the properties and assets of the Minerals Group to any person, entity or group (with certain exceptions), the Company is required to exchange each outstanding share of Minerals Stock for shares of Services Stock having a fair market value equal to 115% of the fair market value of one share of Minerals Stock. Shares of Services Stock are not subject to either optional or mandatory exchange.

     Holders of Services Stock have one vote per share. Holders of Minerals Stock have one vote per share subject to adjustment on January 1, 1996, and on each January 1 every two years thereafter based upon the relative fair market values of one share of Minerals Stock and one share of Services Stock on each such date. Accord-ingly, beginning on January 1, 1996, each share of Minerals Stock may have more than, less than or continue to have exactly one vote. Holders of Services Stock and Minerals Stock vote together as a single voting group on all matters as to which all common share-holders are entitled to vote. In addition, as prescribed by Virginia law, certain amendments to the Company's Restated Articles of Incorporation affecting, among other things, the designation, rights, preferences or limitations of one class of common stock, or anymerger or statutory share exchange, must be approved by the holders of such class of common stock, voting as a separate voting group, and, in certain circumstances, may also have to be approved by the holders of the other class of common stock, voting as a separate voting group.

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

     The Company provides holders of Minerals Stock separate financial statements, financial reviews, descriptions of business and other relevant information for the Minerals Group in addition to consolidated financial information of the Company. Notwithstanding the attribution of assets and liabilities (including contingent liabilities) between the Minerals Group and the Services Group for the purpose of preparing their financial statements, this attribu-tion and the change in the capital structure of the Company as a result of the approval of the Services Stock Proposal did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. Holders of Minerals Stock are sharehold-ers of the Company, which continues to be responsible for all its liabilities. Therefore, financial developments affecting the Minerals Group or the Services Group that affect the Company's financial condition could affect the results of operations and financial condition of both Groups. Accordingly, the Company's consolidated financial statements must be read in connection with the Minerals Group's financial statements.

(2) Minerals stock's fully diluted earnings per share computation for the six months ended June 30, 1994, is the same as primary earnings per share because it is antidilutive, decreasing the loss per share.

(3) The amounts of depreciation, depletion and amortization of property, plant and equipment in the 1994 second quarter and six month periods totaled $5,680 ($5,529 in 1993) and $12,312 ($10,984 in 1993), respectively.

(4) Cash payments made for interest and income taxes (net of refunds received) were as follows:


                              Second Quarter        Six Months
         --------------------------------------------------------
                               1994     1993       1994     1993
         --------------------------------------------------------

         Interest           $   886      710      1,516    1,346
         ========================================================

         Income taxes       $(7,487)  (1,649)    (7,373)  (1,649)
         ========================================================


     During the six months ended June 30, 1994, the Minerals Group acquired one business for an aggregate purchase price of $157,231. See Note 5.

     During the six months ended June 30, 1994, capital lease obliga-tions of $746 were incurred for leases of property, plant and equipment.

(5) On January 14, 1994, a wholly owned indirect subsidiary of the Minerals Group completed the acquisition of substantially all of the coal mining operations and coal sales contracts of Addington Resources, Inc. for $157,231. The acquisition has been accounted for as a purchase; accordingly, the purchase price has been allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of acquisition. Based on preliminary estimates, subject to finalization by year-end, the fair value of assets acquired was $180,017 and liabilities assumed was $107,174. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was $84,388 and is being amortized over a period of 40 years. The results of operations of the acquired company have been included in the Minerals Group's results of operations since the date of acquisi-tion.

     The acquisition was financed by the issuance of $80,500 of a new series of the Company's preferred stock, convertible into Minerals Stock, and additional debt under existing credit facilities. This financing has been attributed to the Minerals Group. In March 1994, the additional debt incurred for this acquisition was refinanced with a five-year term loan.

     The following pro forma results, however, assume that the acquisi-tion and related financing had occurred at the beginning of the periods presented. The unaudited pro forma data below are not necessarily indicative of results that would have occurred if the transaction were in effect for the six month periods ended June 30, 1994 and 1993 and the quarter ended June 30, 1993, nor are they indicative of the future results of operations of the Minerals Group.


                                                         Pro Forma (Unaudited)
         ----------------------------------------------------------------------------
                                                     Three Months       Six Months
                                                    Ended June 30,    Ended June 30,
         ----------------------------------------------------------------------------
                                                         1993        1994       1993
         ----------------------------------------------------------------------------
         Net sales and operating revenues             $236,909     388,817    462,982
         ============================================================================

         Net income (loss)                               7,003     (66,905)    11,354
         ============================================================================

         Pittston Minerals Group:
           Net income (loss) attributed to
             common shares:                           $  5,745     (69,420)     8,838
         ----------------------------------------------------------------------------
           Net income (loss) per common share:
             Primary                                  $    .78       (9.18)      1.21
         ----------------------------------------------------------------------------
             Fully diluted                            $    .71       (9.18)      1.15
         ----------------------------------------------------------------------------
           Average common shares outstanding:
             Primary                                     7,331       7,565      7,321
         ----------------------------------------------------------------------------
             Fully diluted                               9,889      10,156      9,868
         ============================================================================

(6) The Company has authority to issue up to 2,000 shares of preferred stock, par value $10 per share. In January 1994, the Company issued 161 shares of its $31.25 Series C Cumulative Convertible Preferred Stock, par value $10 per share (the "Convertible Preferred Stock"). The Convertible Preferred Stock pays an annual cumulative dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefor, when, as and if declared by the Board of Directors of the Company, and bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid divi-dends thereon. Each share of the Convertible Preferred Stock is convertible at the option of the holder at any time after March 11, 1994, unless previously redeemed or, under certain circum-stances, called for redemption, into shares of Minerals Stock at a conversion price of $32.175 per share of Minerals Stock, subject to adjustment in certain circumstances. Except under certain circumstances, the Convertible Preferred Stock is not redeemable prior to February 1, 1997. On and after such date, the Company may at its option, redeem the Convertible Preferred Stock, in whole or in part, for cash initially at a price of $521.875 per share, and thereafter at prices declining ratably annually on each February 1 to an amount equal to $500 per share on and after February 1, 2004, plus in each case an amount equal to accrued and unpaid dividends on the date of redemption. Except under certain circumstances or as prescribed by Virginia law, shares of the Con-vertible Preferred Stock are nonvoting. Other than the Convert-ible Preferred Stock no shares of preferred stock are presently issued or outstanding.

(7) During the six month period ended June 30, 1994, the Minerals Group incurred pre-tax charges of $90,800 ($58,100 after-tax) for asset writedowns and accruals for costs related to facilities which are being closed including contractually or statutorily required employee severance and other benefit costs.

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

                                    SEGMENT INFORMATION
                                      (In thousands)

                                                    Three Months            Six Months
                                                    Ended June 30          Ended June 30
- - -----------------------------------------------------------------------------------------
                                                   1994       1993        1994      1993
- - -----------------------------------------------------------------------------------------
Net sales:
  Coal                                           $198,380   170,331     371,796  334,316
  Mineral Ventures                                  3,769     4,126       7,095    8,132
- - -----------------------------------------------------------------------------------------
Net sales                                        $202,149   174,457     378,891  342,448
=========================================================================================

Operating profit (loss):
  Coal                                           $  8,395     5,750     (99,444)  11,289
  Mineral Ventures                                    314       (53)         68      313
- - -----------------------------------------------------------------------------------------
  Segment operating profit (loss)                   8,709     5,697     (99,376)  11,602
  General corporate expense                        (1,647)   (1,519)     (3,341)  (3,479)
- - -----------------------------------------------------------------------------------------
Operating profit (loss)                             7,062     4,178    (102,717)   8,123
Interest income                                        49       135         100      434
Interest expense                                   (1,325)     (243)     (2,138)  (1,221)
Other income (expense), net                          (218)     (280)       (437)    (267)
- - -----------------------------------------------------------------------------------------
Income (loss) before income taxes                   5,568     3,790    (105,192)   7,069
Provision (credit) for income taxes                (1,182)      620     (37,863)   1,157
- - -----------------------------------------------------------------------------------------
Net income (loss)                                $  6,750     3,170     (67,329)   5,912
=========================================================================================


RESULTS OF OPERATIONS
- - ---------------------

In the second quarter of 1994, the Minerals Group reported net income of $6.8 million or $.72 per share ($.67 per share on a fully diluted basis) compared with net income of $3.2 million or $.43 per share in the second quarter of 1993. Operating profit for the 1994 second quarter totaled $7.1 million, or $2.9 million greater than the $4.2 million operating profit reported in the same period of last year. Operating profit increased for both the Coal and Mineral Ventures segment and was only slightly offset by an increase in general corporate operating expenses. Net income for the 1994 second quarter was negatively impacted by increased net interest expense compared with the same period of last year.

For the first six months of 1994, the Minerals Group reported a net loss of $67.3 million or $9.20 per share and an operating loss of $102.7 million compared with net income of $5.9 million or $.81 per share and operating profit of $8.1 million the first half of 1993. The decrease in both net income and operating profit for the current six month period compared with the same period of last year was attributable to the Coal segment whose results included charges for asset writedowns, accruals for costs related to facilities which are being closed and operating losses incurred related to these facilities, which in the aggregate reduced operating profit and net income by $90.8 million and $58.1 million, respectively. Mineral Ventures operations also reported a decrease in operating profit in the first half of 1994, while general corporate expenses remained comparable to the prior year period. The first six months of 1993 was adversely affected by a one-time coal litigation charge and corporate charges related to the Company's then proposed reclassification of its common stock into two classes. Net income for the first half of 1994 was also affected by greater net interest expense compared to the same period of last year.

Coal
- - ----

Coal operations earned an operating profit of $8.4 million in the second quarter of 1994, a $2.6 million increase over the $5.8 million in the year earlier quarter. The second quarter of 1994 included the operating results from substantially all the coal mining operations and coal sales contracts of Addington Resources, Inc. ("Addington"), which were acquired by the Minerals Group on January 14, 1994.

Sales volume of 7.2 million tons for the second quarter of 1994 was 31% or 1.7 million tons higher than sales volume in the second quarter of 1993. Virtually all of the increased sales related to steam coal with sales of 4.8 million tons (67% of sales), up from 2.5 million tons in the second quarter of 1993, while metallurgical coal sales decreased 22% from 3.0 million tons in the second quarter of 1993 to 2.4 million tons for the second quarter of this year. Coal produced and purchased totaled 7.3 million tons in the 1994 second quarter, a 38% or 2.0 million ton increase over the same period of 1993. The increase in coal sales and coal produced/purchased in the second quarter of 1994 as compared with the second quarter of 1993 is largely attributable to Addington operations.

In the 1994 second quarter, 30% of total production was derived from deep mines and 70% was derived from surface mines compared with 56% and 44% of deep and surface mine production, respectively, in the 1993 second quarter.

Average coal margin (realization less current production costs of coal sold), which was $2.63 per ton for the 1994 second quarter, decreased $.32 per ton from the prior year second quarter with a 9% or $2.61 per ton decrease in average realization and an 8% or $2.29 per ton decrease in average current production costs of coal sold. The higher percentage of steam coal sales and declines in export metallurgical coal prices contributed to the decline in average realization. The decrease in average cost is largely due to the shift to lower cost surface produc-tion.

Coal operations had an operating loss totaling $99.4 million in the first six months of 1994 compared with an operating profit of $11.3 million in the year earlier six months. The coal operating loss in the first half of 1994 included $90.8 million of charges for asset writedow-ns and accruals for costs related to facilities which are being closed. In addition, the decrease compared with prior six months operating results reflected the adverse impact of the severe winter weather in the 1994 first quarter which particularly hampered surface mine production and river transportation. Operating profit in the first six months of 1993 was negatively impacted by a $1.8 million charge to settle litigation related to the moisture content of tonnage used to compute royalty payments to the UMWA pension and benefit funds during the period ending February 1, 1988.

Sales volume of 13.3 million tons for the first half of 1994 was 22% or
2.4 million tons higher than sales volume in the first half of 1993.
The increased sales related to steam coal with sales of 8.5 million tons (64% of sales), up from 4.9 million tons, while metallurgical coal sales decreased 19% from 5.9 million tons to 4.8 million tons. Coal produced and purchased totaled 13.6 million tons for first half of 1994, a 28% or
2.9 million ton increase over the first half of 1993. The increase in coal sales and coal produced/purchased in the first half of 1994 as compared with the first half of 1993 was largely attributable to Addington operations.

In the first six months of 1994, 34% of total production was derived from deep mines and 66% was derived from surface mines compared with 59% and 41% of deep and surface mine production, respectively, in the first six months of 1993.

Production in the first half of 1994 was adversely impacted by the extreme cold weather and above-normal precipitation in the first quarter of the year which resulted in a large number of lost production days and interruptions which limited output efficiencies during periods of performance. Sales also suffered due to lost loading days and were impeded by closed and restricted road accessibility, particularly during the first quarter of the year. Sales were further impacted by the lack of rail car availability and the disruption of river barge service initially due to frozen waterways and subsequently due to the heavy snow melt and rain, which raised the rivers above operational levels. The severe weather during the first quarter also reduced output from purchased coal suppliers, which hindered the ability to meet customer shipments during the period. In addition to weather related difficul-ties, operations in the 1994 first quarter were affected by lost business due to a utility customer's plant closure and production shortfalls due to withdrawal of contractors from the market.

The metallurgical coal markets continued their long-term decline with price reductions of $3.85 per ton negotiated early in the year between Canadian and Australian producers and Japanese steel mills. During the 1994 second quarter Coal Operations reached agreement with its major Japanese steel customers for new three-year contracts for metallurgical coal shipments. Such agreements replace sales contracts which expired on March 31, 1994. Pricing under the new agreements for the coal year beginning April 1, 1994 was impacted by the price reductions accepted by foreign producers, but was largely offset by modifications in coal quality specification which allows the Coal Operation flexibility in sourcing and blending the coals. The net margin for coal sold under such agreements is expected to decrease less than $1 a ton for the current contract year. Agreements reached with certain customers in Europe and Brazil are expected to result in margin reductions of up to $1 per ton. Sales of metallurgical coal are expected to continue to decrease.

As a result of the continuing long-term decline in the metallurgical coal markets, which is evidenced by the recent severe price reductions, the Coal Operation accelerated its strategy of decreasing its exposure to these markets by reducing its metallurgical coal production and increasing its production and sales of lower cost surface minable steam coal. After a review of the economic viability of the remaining metallurgical coal assets, certain underground mines are being closed resulting in significant economic impairment of the related preparation plants. In addition, one surface steam coal mine, the Heartland mine, is being closed due to rising costs caused by unfavorable geological conditions. During the second quarter of 1994 the Company reached agreement with Alabama Power Company to transfer the coal sales contract currently serviced by the Heartland mine to another Company location in West Virginia, at comparable economics. The Heartland mine will cease operations by year end. The $90.8 million in charges to operating earnings in the 1994 first quarter included a reduction in the carrying value of these assets and related accruals for mine closure costs.
These charges included asset writedowns of $46.5 million, mine closing costs, including reclamation expenses, estimated at $23.1 million and contractually or statutorily required employee severance and other benefit costs estimated at $21.2 million. Of the total charges, liabilities which are expected to be paid within one year total $16.8 million with the balance over the next several years. Operating results for the remainder of 1994 and thereafter should benefit from these measures, as well as the continued integration of Addington operations, the planned expansion of surface mine operations and cost reductions resulting from personnel cutbacks and the realignment of administrative duties which were put in place at the end of the 1994 first quarter.

On June 21, 1994 a new collective bargaining agreement between the Coal Operations' union companies and the UMWA was ratified by such companies' union members. The new agreement, replaced the principal labor agreement which expired on June 30, 1994 and will remain in effect until December 31, 1998. This agreement continues the basic principles and provisionsestablished in the predecessor 1990 Agreement with respect to areas of job security, work rules and scheduling. The new agreement provides, among other things, for wage increases of $.40 per hour on December 15 of each of the years 1994 to 1997 and includes improvements in certain employee benefit programs.

Legislation is currently pending in Congress on pneumoconiosis ("black lung") reform. A bill has been passed by the House of Representatives that, if enacted, would result in substantial modifications to the current procedural and substantive framework for black lung claims. The Senate is currently considering a bill which likewise would create various reforms to the current black lung laws. The Company is unable to predict if any such legislation will be passed and what the final contents will be. At this time, the Company is unable to calculate what impact, if any, such legislation might have on the Company or the coal industry as a whole. Should some or all the proposals in either the House or Senate version of black lung reform eventually be made into law, there can be no assurance that the legislation would not have a material adverse effect on the Company.

Mineral Ventures
- - ----------------

Operating profit of Mineral Ventures increased $.4 million in the 1994 second quarter to an operating profit of $.3 million, from an operating loss of $.1 million in the prior year second quarter. The favorable change primarily reflected the fourth quarter 1993 closure of the Uley graphite property in Australia. The Stawell gold mine in western Victoria, Australia, in which Mineral Ventures has a 67% interest, produced 18,900 ounces in the period compared to 20,600 ounces in the second quarter of 1993.

In the first six months of 1994, operating profit of Mineral Ventures decreased $.2 million to $.1 million from $.3 million in the year earlier six months. Although costs related to the Uley graphite property did not affect operating results in the first six months of 1994 as in the first half of 1993, Mineral Ventures operating results were impacted by increased exploration costs in Nevada as well as lower production at the Stawell gold mine. The production shortfall at the Stawell mine was largely due to an operator accident that occurred in the 1994 first quarter, which also contributed to higher operating costs for the period. The Stawell gold mine produced 35,800 ounces in the first six months of 1994 compared with 39,400 ounces in the comparable period of 1993. Mineral Ventures is continuing gold exploration projects in Nevada and Australia with its joint venture partner.

Other Operating Income
- - ----------------------

Other operating income for the second quarter of 1994 increased $.8 million to $3.3 million from $2.5 million recognized in the year earlier quarter and increased $1.0 million to $6.3 million in the first half of 1994 from $5.3 million in the first six months of last year. Other operating income principally includes royalty income from coal and natural gas properties and gains and losses attributable to sales of property and equipment.

Corporate Expenses
- - ------------------

A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Minerals Group based on utilization and other methods and criteria which management believes to be equitable and a reasonable estimate of such expenses as if the Minerals Group operated on a stand alone basis. These allocations were $1.6 million and $1.5 million for the second quarter of 1994 and 1993, respectively and were $3.3 million and $3.5 million for the first six months of 1994 and 1993, respectively. General corporate expenses in the second quarter and first six months of 1993 included costs incurred for the Company's then proposed reclassification of its common stock into two classes.

Interest Expense
- - ----------------

Interest expense for the second quarter of 1994 increased $1.1 million to $1.3 million from $.2 million in the second quarter of 1993 and increased $.9 million to $2.1 million in the first six months of 1994 from $1.2 million in the first six months of 1993. Interest expense in the second quarter and first six months of 1994 included interest incurred on borrowings used to finance the Addington acquisition and initial working capital requirements. Interest expense in the first six months of 1993 included interest assessed on settlement of coal litigation related to the moisture content of tonnage used to compute royalty payments to UMWA pension and benefit funds.

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

Cash Provided by Operations
- - ---------------------------

Operating activities for the first half of 1994 used cash of $28.1 million, while operations in the first half of 1993 provided cash of $10.2 million. Operations provided less cash in the 1994 period largely due to the integration of operating activities of Addington which required cash to finance initial working capital needs. Net income, noncash charges and changes in operating assets and liabilities in the first half of 1994 were significantly affected by after-tax special and other charges of $58.1 million which had an impact of approximately $4.1 million in the first six months on cash generated by operations. Of the total $90.8 million of the 1994 first half pre-tax charges, $46.5 million was for noncash writedowns of assets and the remainder repre-sents liabilities, of which $16.8 million are expected to be paid within one year with the balance to be paid over the next several years.

Capital Expenditures
- - --------------------

Cash capital expenditures for the first six months of 1994 totaled $7.8 million, excluding equipment expenditures that have been or are expected to be financed through capital and operating leases, and any acquisition expenditures. For the full year 1994, capital expenditures, excluding expenditures that have been or are expected to be financed through capital and operating leases and acquisition expenditures, are estimated to approximate $30 million.

Other Investing Activities
- - --------------------------

All other investing activities in the first half of 1994 used net cash of $149.1 million. In January 1994, the Company paid approximately $157 million in cash for the acquisition of substantially all the coal mining operations and coal sales contracts of Addington. The purchase price of the acquisition was subsequently financed through the issuance of $80.5 million of a new series of preferred stock, convertible into Pittston Minerals Group Common Stock, and additional debt under revolving credit agreements.

Financing
- - ---------

The Minerals Group intends to fund its capital expenditure requirements during the remainder of 1994 primarily with anticipated cash flows from operating activities and through operating and capital leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or short-term borrowing arrangements or borrowings from the Services Group. In March 1994, the Company entered into a $350 million revolving credit agreement with a syndicate of banks (the "New Facility"), replacing the Company's previously existing $250 million of revolving credit agreements. The New Facility includes a $100 million five-year term loan, which matures in March 1999. The New Facility also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250 million until March 1999. As of June 30, 1994, borrowings of $100 million were outstanding under the five-year term loan portion of the New Facility with an additional $10.0 million of borrowings outstanding under the remainder of the facility. Of the total amount outstanding under the New Facility, $86.6 million was attributed to the Minerals Group, of which $76.6 million related to the term-loan portion of the facility and $10.0 million related to the remainder of the facility.

Debt
- - ----

Net cash proceeds from external outstanding debt and net lending from the Services Group totaled $115.1 million for the first six months of 1994, including borrowings under the New Facility which were attributed to the Minerals Group aggregating $86.6 million at June 30, 1994. Cash proceeds from the issuance of preferred stock was not sufficient to fund current operating activities, capital expenditures, other net investing activities and net costs related to share activity during the first six months of 1994, resulting in additional borrowings under the Company's
revolving credit agreements.   Net payments from the Services Group of
$28.8 million represents repayment of the December 31, 1993 balance of $13.3 million and additional lending from the Services Group of $15.5 million.

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

In July 1994, the Board of Directors of the Company authorized the repurchase from time to time of up to $15 million of the new series of cumulative convertible preferred stock. As of July 31, 1994, 8,350 shares at a total cost of $3.4 million were repurchased.

In 1993, the Board of Directors of the Company authorized a new share repurchase program under which up to 1,250,000 shares of Services Stock and 250,000 shares of Minerals Stock may be repurchased. As of June 30, 1994, a total of 38,500 shares of Minerals Stock had been acquired pursuant to the authorization. Of that amount, 19,700 shares of Minerals Stock were repurchased in the first half of 1994 at an aggregate cost of $.4 million.

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

As a result of the Company's issuance in January 1994 of 161,000 shares of a new series of preferred stock, convertible into Minerals Stock, the Company pays an annual cumulative dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefor, when, and if declared by the Board of Directors of the Company which commenced March 1, 1994. Such stock which is attributable to the Minerals Group, also bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon.

During the first half of 1994, the Board of Directors declared and the Company paid cash dividends of 32.5 cents per share of Minerals Stock. On an equivalent basis, during the first half of 1993 the Company paid dividends of 29.54 cents per share of Minerals Stock. Dividends paid on the cumulative convertible preferred stock in the first six months of 1994 totaled $1.8 million.


                      PART II - OTHER INFORMATION

Item 5.   Other Information
- - -------   -----------------

In 1988 the trustees of certain pension and benefit trust funds (the "Funds") established under collective bargaining agreements with the United Mine Workers of America (the "UMWA") brought an action (the so-called "Evergreen Case") against the Company and a number of its coal subsidiaries in the United States District Court for the District of Columbia, claiming that the defendants are obligated to contribute to the Funds in accordance with the provisions of the 1988 National Bituminous Coal Wage Agreement (the "1988 NBCWA"), to which neither the Company nor any of its subsidiaries is a signatory. In January 1992 the District Court issued an order granting summary judgment on the issue of liability which was thereafter affirmed by the Court of Appeals. In June 1993 the United States Supreme Court denied a petition for a writ of certiorari. The case has been remanded to the District Court, and damage and other issues remain to be decided. In September 1993 the Company filed a motion seeking relief from the District Court's grant of summary judgment to plaintiffs based on, among other things, the Company's allegation that plaintiffs improperly withheld evidence that directly refutes plaintiffs' representations to the District Court and the Court of Appeals in this case. In December 1993 that motion was denied. On May 23, 1994, the trustees filed a Motion for Entry of Final Judgment seeking approximately $71.1 million in delinquent contribu-tions, interest and liquidated damages through May 31, 1994, plus approximately $17.4 thousand additional interest and liquidated damages for each day between May 31, 1994 and the date final judgment is entered. The Company has opposed this motion.

In furtherance of its ongoing effort to identify other available legal options for seeking relief from what it believes to be an erroneous finding of liability in the Evergreen Case, the Company has filed suit against the Bituminous Coal Operators Association and others to hold them responsible for any damages sustained by the Company as a result of the Evergreen Case. Although the Company is continuing that effort, the Company, following the District Court's ruling in December 1993, recorded in the Company's financial statements an accrual for the potential liability that may result from an adverse judgment in the Evergreen Case. In any event, any final judgment in the Evergreen Case will be subject to appeal.

As a result of the Coal Industry Retiree Health Benefit Act of 1992, there is no continuing liability in this case in respect of health benefit funding after February 1, 1993.


Item 6.   Exhibits and Reports on Form 8-K
- - -------   --------------------------------

(a)  Exhibits:
     --------

     Exhibit
     Number
     -------
       10*     Employment agreement dated as of
               June 1, 1994, between the Registrant
               and D. L. Marshall.

       11      Statement re Computation of
               Earnings Per Common Share.




- - ------------------------
* Management contract or compensatory plan or arrangement.


(b) A report on Form 8-K dated June 15, 1994, was filed with respect to the Company's announcement that it expects second quarter earnings for the Company's Services Group to significantly exceed results for 1993's second quarter.

     A report on Form 8-K dated June 17, 1994, was filed with respect to the Company's announcement that certain of its coal subsidiaries had reached agreement with the United Mine Workers of America for a successor collective bargaining agreement, subject to ratifica-tion by the subsidiaries' union employees.

     A report on Form 8-K dated June 21, 1994, was filed with respect to the Company's announcement that a new collective bargaining agreement between certain of the Company's Coal Group subsidiaries and the United Mine Workers of America, replacing the current agreement which expired on June 30 and which will remain in effect until December 31, 1998, was ratified by the subsidiaries' union employees.




                               SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THE PITTSTON COMPANY



August 12, 1994                    By          G. R. Rogliano
                                     ---------------------------------
                                              (G. R. Rogliano)
                                              Vice President -
                                           Controllership and Taxes
                                         (Duly Authorized Officer and
                                           Chief Accounting Officer)