Form 10-Q
period 1994-09-30
PITTSTON CO
filed 1994-11-14
CIK 78890

Washington, D.C. 20549


                      SECURITIES AND EXCHANGE COMMISSION
                                   FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1994

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

     Yes  X    No __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     8,383,333 shares of $1 par value Pittston Services Group Common Stock and 41,699,240 shares of $1 par value Pittston Minerals Group Common Stock as of November 4, 1994.


                               Part I - FINANCIAL INFORMATION

                            THE PITTSTON COMPANY AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                          (In thousands, except per share amounts)

                                                              Sep. 30,      Dec. 31,
                          ASSETS                                1994         1993
- -------------------------------------------------------------------------------------
Current assets:                                             (Unaudited)
  Cash and cash equivalents                                 $   52,255        32,412
  Short-term investments, at lower of cost or market            24,554        22,946
  Accounts receivable (net of estimated amount
    uncollectible:  1994 - $16,963; 1993 - $16,040)            353,110       296,543
  Inventories, at lower of cost or market                       34,930        24,155
  Prepaid expenses                                              28,979        27,493
  Deferred income taxes                                         53,637        53,642
- -------------------------------------------------------------------------------------
    Total current assets                                       547,465       457,191
Property, plant and equipment, at cost (net of
  accumulated depreciation, depletion and amortization:
  1994 - $378,669; 1993 - $412,533)                            430,787       369,821
Intangibles, net of amortization                               294,617       215,042
Deferred pension assets                                        118,834       117,066
Deferred income taxes                                           94,701        59,846
Coal supply contracts                                           92,627        35,462
Other assets                                                   106,452       107,073
- -------------------------------------------------------------------------------------
    Total assets                                            $1,685,483     1,361,501
=====================================================================================

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                                     $   14,871         9,546
  Current maturities of long-term debt                           8,027         7,908
  Accounts payable                                             234,684       182,276
  Accrued liabilities                                          291,548       237,714
- -------------------------------------------------------------------------------------
    Total current liabilities                                  549,130       437,444
Long-term debt, less current maturities                        128,314        58,388
Postretirement benefits other than pensions                    220,040       212,218
Workers' compensation and other claims                         139,406       127,545
Deferred income taxes                                           23,031        15,847
Other liabilities                                              206,249       156,547

Shareholders' equity:
  Preferred stock, par value $10 per share:
     Authorized: 2,000 shares
     $31.25 Series C Cumulative Convertible Preferred Stock:
     Issued: 1994 - 153 shares                                   1,526             -
  Pittston Services Group common stock, par value $1
   per share: Authorized: 100,000 shares
              Issued: 1994 - 41,684 shares;
                      1993 - 41,429 shares                      41,684        41,429
  Pittston Minerals Group common stock, par value $1
   per share: Authorized 20,000 shares
              Issued: 1994 - 8,348 shares;
                      1993 - 8,281 shares                        8,348         8,281
  Capital in excess of par value                               426,013       354,911
  Retained earnings                                             81,590        98,290
  Equity adjustment from foreign currency translation          (14,463)      (18,381)
  Employee benefits trust, at market value                    (125,385)     (131,018)
- -------------------------------------------------------------------------------------
    Total shareholders' equity                                 419,313       353,512
- -------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity              $1,685,483     1,361,501
=====================================================================================

See accompanying notes to consolidated financial statements.

                            THE PITTSTON COMPANY AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                          (In thousands, except per share amounts)
                                         (Unaudited)
                                                Three Months              Nine Months
                                             Ended September 30        Ended September 30
- ------------------------------------------------------------------------------------------
                                               1994       1993          1994        1993
- ------------------------------------------------------------------------------------------
Net sales                                   $210,142    169,040       589,033      511,488
Operating revenues                           483,712    400,398     1,352,116    1,144,357
- -------------------------------------------------------------------------------------------
  Net sales and operating revenues           693,854    569,438     1,941,149    1,655,845
- -------------------------------------------------------------------------------------------
Cost of sales                                199,372    158,975       578,197      481,473
Operating expenses                           395,659    327,538     1,111,838      952,434
Restructuring and other charges                    -          -        90,806            -
Selling, general and administrative           59,573     55,317       177,729      164,275
- -------------------------------------------------------------------------------------------
  Total costs and expenses                   654,604    541,830     1,958,570    1,598,182
- -------------------------------------------------------------------------------------------
Other operating income                         7,630      5,021        18,465       15,846
- -------------------------------------------------------------------------------------------
Operating profit                              46,880     32,629         1,044       73,509
Interest income                                  430        591         1,638        1,873
Interest expense                              (2,745)    (2,233)       (7,954)      (8,134)
Other income (expense), net                     (694)    (1,415)       (4,761)      (2,838)
- -------------------------------------------------------------------------------------------
Income (loss) before income taxes             43,871     29,572       (10,033)      64,410
Provision (credit) for income taxes           12,661      8,327        (5,713)      20,869
- -------------------------------------------------------------------------------------------
Net income (loss)                             31,210     21,245        (4,320)      43,541
Preferred stock dividends                       (541)         -        (2,804)           -
- -------------------------------------------------------------------------------------------
Net income (loss) attributed
  to common shares                          $ 30,669     21,245        (7,124)      43,541
===========================================================================================

Pittston Services Group:
  Net income attributed to common shares    $ 25,014     15,313        56,813       31,697
- -------------------------------------------------------------------------------------------
  Net income per common share               $    .66        .41          1.50          .86
- -------------------------------------------------------------------------------------------
  Cash dividend per common share            $    .05        .05           .15         .141
- -------------------------------------------------------------------------------------------

Pittston Minerals Group:
  Net income (loss) attributed
    to common shares                        $  5,655      5,932       (63,937)      11,844
- -------------------------------------------------------------------------------------------
  Net income (loss) per common share:
    Primary                                 $    .74        .80         (8.44)        1.61
- -------------------------------------------------------------------------------------------
    Fully diluted                           $    .61        .79         (8.44)        1.60
- -------------------------------------------------------------------------------------------
  Cash dividends per common share           $  .1625      .1625         .4875        .4579
===========================================================================================

See accompanying notes to consolidated financial statements.

                            THE PITTSTON COMPANY AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (In thousands)
                                         (Unaudited)
                                                                      Nine Months
                                                                   Ended September 30
- ----------------------------------------------------------------------------------------
                                                                   1994          1993
- ----------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                            $  (4,320)        43,541
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Noncash charges and other write-offs                        46,793             11
      Depreciation, depletion and amortization                    71,988         57,386
      Provision (credit) for deferred income taxes               (18,581)         2,834
      Provision (credit) for pensions, noncurrent                   (829)        (2,398)
      Provision for uncollectible accounts receivable              3,150          4,953
      Equity in earnings of unconsolidated affiliates, net
        of dividends received                                       (175)        (3,781)
      Other operating, net                                          (973)         1,412
      Change in operating assets and liabilities net
        of effects of acquisitions and dispositions:
        Increase in accounts receivable                          (60,543)       (32,879)
        Decrease (increase) in inventories                        (4,961)           601
        Increase in prepaid expenses                              (3,797)        (4,967)
        Increase in accounts payable and accrued liabilities      58,899         12,957
        Decrease (increase) in other assets                        5,103         (6,819)
        Increase (decrease) in other liabilities                     453         (4,107)
        Increase (decrease) in workers' compensation and
          other claims, noncurrent                                 7,227        (10,281)
        Other, net                                                  (413)         1,063
- ----------------------------------------------------------------------------------------
         Net cash provided by operating activities                99,021         59,526
- ----------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property, plant and equipment                     (71,291)       (74,351)
  Property, plant and equipment pending lease financing            1,822         (7,412)
  Disposal of property, plant and equipment                        5,849          3,766
  Acquisitions and related contingent payments                  (157,294)          (755)
  Other, net                                                       5,304         10,230
- ----------------------------------------------------------------------------------------
         Net cash used by investing activities                  (215,610)       (68,522)
- ----------------------------------------------------------------------------------------
Cash flows from financing activities:
  Additions to debt                                              109,327         25,017
  Reductions of debt                                             (37,137)       (11,461)
  Repurchases of stock of the Company                             (7,191)        (1,105)
  Proceeds from exercise of stock options                          6,459          6,465
  Proceeds from preferred stock issuance, net
    of cash expenses                                              77,359              -
  Cost of Services Stock Proposal                                     (4)        (2,254)
  Proceeds from the sale of stock to SIP                               -            264
  Dividends paid                                                 (12,381)        (8,538)
- ----------------------------------------------------------------------------------------
         Net cash provided by financing activities               136,432          8,388
- ----------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents              19,843           (608)
Cash and cash equivalents at beginning of period                  32,412         30,340
- ----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                     $  52,255         29,732
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

(2) The number of shares used in the earnings per share computations were as follows:

                                     Third Quarter          Nine Months
      --------------------------------------------------------------------
                                    1994      1993        1994       1993
      --------------------------------------------------------------------

      Services Stock:             37,840     36,948      37,757    36,722

      Minerals Stock:
        Primary                    7,605      7,386       7,578     7,343
        Fully diluted             10,080      7,544       7,578     7,424


    Minerals Stock's fully diluted earnings per share computation for the nine months ended September 30, 1994, is the same as primary earnings per share because it is antidilutive, decreasing the loss per share. The shares of Services Stock and Minerals Stock held in the Company's Employee Benefits Trust which totalled 3,788 and 728, respectively, at September 30, 1994, were evaluated for inclusion in the calculation of net income (loss) per share under the treasury stock method and had no dilutive effect.

(3) The amounts of depreciation, depletion and amortization of property, plant and equipment in the 1994 third quarter and nine month periods were $17,660 ($16,468 in 1993) and $52,278 ($47,160 in 1993), respectively.

(4) Cash payments made for interest and income taxes (net of refunds received) were as follows:

                                Third Quarter        Nine Months
          -------------------------------------------------------
                                1994     1993        1994    1993
          -------------------------------------------------------
          Interest             $2,966   3,030       8,782   8,965
          =======================================================
          Income taxes         $2,933   4,118      14,447  21,231
          =======================================================

      During the nine months ended September 30, 1994, the Company acquired one business for an aggregate purchase price of $157,231. See Note 5.

      During the nine months ended September 30, 1994 and 1993, capital lease obligations of $2,315 and $1,245 respectively, were incurred for leases of property, plant and equipment.

      In December 1993, the Company sold the majority of the assets of its captive mine supply company. Cash proceeds of $8,400 from the sale were received on January 2, 1994, and have been included in "Cash flow from investing activities: Other, net".

      During the nine month period ended September 30, 1993, the Company sold a coal preparation plant and related interest in land, equipment and facilities for mineral reserves with a fair market value of $13,300 and cash of $10,700. The cash proceeds of $10,700 less $1,001 in expenses related to the transaction have been included in "Cash flow from investing activities: Other, net".

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

      The following pro forma results, however, assume that the acquisition and related financing had occurred at the beginning of the periods presented. The unaudited pro forma data below are not necessarily indicative of results that would have occurred if the transaction was in effect for the nine month periods ended September 30, 1994 and 1993 and the quarter ended September 30, 1993, nor are they indicative of the future results of operations of the Company.



                                                Pro Forma (Unaudited)
      --------------------------------------------------------------------------
                                        Three Months Ended  Nine Months Ended
                                           September 30,      September 30,
      --------------------------------------------------------------------------
                                                1993          1994      1993
      --------------------------------------------------------------------------
      Net sales and operating revenues       $643,780      1,951,075   1,850,721
      ==========================================================================

      Net income (loss)                        30,269         (3,896)     58,007

      Pittston Services Group:
        Net income attributed to common
          shares                             $ 15,313         56,813      31,697
      ----------------------------------------------------------------------------
        Net income per common share          $    .41           1.50         .86
      ----------------------------------------------------------------------------
        Average common shares outstanding      36,948         37,757      36,722
      ==========================================================================

      Pittston Minerals Group:
        Net income (loss) attributed to
          common shares:                     $ 13,699        (63,765)     22,537
      --------------------------------------------------------------------------
        Net income (loss) per common share:
          Primary                            $   1.85          (8.41)       3.07
      --------------------------------------------------------------------------
          Fully diluted                      $   1.49          (8.41)       2.65
      --------------------------------------------------------------------------
        Average common shares outstanding:
          Primary                               7,386          7,578       7,343
      --------------------------------------------------------------------------
          Fully diluted                        10,046          7,578       9,926
      ==========================================================================

(6) The Company has authority to issue up to 2,000 shares of preferred stock, par value $10 per share. In January 1994, the Company issued 161 shares of its $31.25 Series C Cumulative Convertible Preferred Stock, par value $10 per share (the "Convertible Preferred Stock"). The Convertible Preferred Stock pays an annual cumulative dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefor, when, as and if declared by the Board of Directors of the Company, and bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon. Each share of the Convertible Preferred Stock is convertible at the option of the holder at any time after March 11, 1994, unless previously redeemed or, under certain circumstances, called for redemption, into shares of Minerals Stock at a conversion price of $32.175 per share of Minerals Stock, subject to adjustment in certain circumstances. Except under certain circumstances, the Convertible Preferred Stock is not redeemable prior to February 1, 1997. On and after such date, the Company may at its option, redeem the Convertible Preferred Stock, in whole or in part, for cash initially at a price of $521.875 per share, and thereafter at prices declining ratably annually on each February 1 to an amount equal to $500 per share on and after February 1, 2004, plus in each case an amount equal to accrued and unpaid dividends on the date of redemption. Except under certain circumstances or as prescribed by Virginia law, shares of the Convertible Preferred Stock are nonvoting. Other than the Convertible Preferred Stock no shares of preferred stock are presently issued or outstanding. In July 1994, the Company repurchased 8 shares of Convertible Preferred Stock at a total cost of $3,366 under a repurchase program that authorizes repurchases of up to $15,000. The excess of the carrying value of the Convertible Preferred Stock over the purchase price was $632 and reduced the amount of preferred dividends deducted from net income to arrive at net income available to common shareholders.

(7) As a result of the continuing long-term decline in the metallurgical coal markets, which was evidenced by severe price reductions, the Minerals Group accelerated its strategy of decreasing its exposure to these markets by reducing its metallurgical coal production and increasing its production and sales of lower cost surface mineable steam coal. After a review of the economic viability of the remaining metallurgical coal assets, management determined that four underground mines were no longer economically viable and would be closed resulting in significant economic impairment to three related preparation plants. In addition, it was determined that one surface steam coal mine, the Heartland mine, which provides coal to Alabama Power under a long-term sales agreement, would be closed due to rising costs caused by unfavorable geological conditions.

      As a result of these decisions, the Minerals Group incurred pre-tax charges of $90.8 million in the first quarter of 1994 which included a reduction in the carrying value of these assets and related accruals for mine closure costs. These charges included asset writedowns of $46.5 million which reduced the book carrying value of such assets to what management believes to be their net realizable value based on either estimated sales or leasing of such property to unrelated third parties. In addition, the charges included $3.8 million for required lease payments owed to lessors for machinery and equipment that would be idled as a result of the mine and facility closures. The charges also included $19.3 million for mine and plant closure costs which represented estimates for reclamation and other environmental costs to be incurred to bring the properties in compliance with federal and state mining and environmental laws. This accrual is required due to the premature closing of the mines. The accrual also included $21.2 million in contractually or statutorily required employee severance and other benefit costs associated with termination of employees at these facilities and costs associated with inactive employees at these facilities. Such employee benefits include severance payments, medical insurance, workers' compensation and other benefits and have been calculated in accordance with contractually (collective bargaining agreements signed by certain coal subsidiaries included in the Minerals Group) and legally required employee severance and other benefits. In the 1994 third quarter, the Minerals Group paid $3.4 million of these liabilities, of which $.9 million was for idled leased equipment; $1.2 million was for facility closure costs and $1.3 million was for terminated employee costs. In the first nine months of 1994, $8.5 million was paid, of which $1.3 million was for leased equipment; $2.9 million was for facility closure costs, and $4.3 million was for terminated employee costs.

      Of the four underground mines, one has ceased coal production, one is expected to cease coal production in the 1994 fourth quarter, while the remaining two mines are expected to cease coal production next year. During the second quarter of 1994 the Minerals Group reached agreement with Alabama Power Company to transfer the coal sales contract currently serviced by the Heartland mine to another location in West Virginia.
      The Heartland mine ceased coal production during the 1994 third quarter and final reclamation and environmental work has begun. As of the beginning of this year, there were approximately 750 employees involved in operations at these facilities and other administrative support. To date, employment at these facilities has been reduced by 47% to approximately 400 employees.

      Although coal production has or will cease at these mines, the Minerals Group will incur reclamation and environmental costs for several years to bring these properties into compliance with federal and state environmental laws. In addition, employee termination and medical costs will continue to be incurred for several years after the facilities have been closed. The significant portion of these employee liabilities is for statutorily provided workers' compensation costs for inactive employees. Such benefits include indemnity and medical costs as required under state workers' compensation laws. The long maturities are based on continued, and in some cases lifetime, indemnity and medical payments to injured former employees and their surviving spouses. Management believes that the charges incurred in the first quarter of 1994 should be sufficient to provide for these future costs and does not anticipate material additional future charges to operating earnings for these facilities, although continual cash funding will be required over the next several years.

(8) On April 15, 1994, the Company redeemed all of the $27,811 of 9.2% Convertible Subordinated Debentures due July 1, 2004, at a premium of $767. The premium and other charges related to the redemption have been included in the Consolidated Statement of Operations in Other income (expense), net.

(9) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Company and the BHS segment for the first nine months of 1994 and 1993 by $3,114 and $2,526, respectively, and for the third quarter of 1994 and 1993 by $965 and $889, respective-ly. The effect of this change increased net income per share of the Services Group for the first nine months of 1994 and 1993 by $.05 and $.04, respectively, and for the third quarter of 1994 and 1993 by $.02 and $.01, respectively.

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


                            THE PITTSTON COMPANY AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                                   AND FINANCIAL CONDITION

                                                   Three Months           Nine Months
                                                 Ended September 30    Ended September 30
- -----------------------------------------------------------------------------------------
                                                   1994       1993       1994      1993
- -----------------------------------------------------------------------------------------
Revenues:                                                 (In thousands)
  Burlington                                $311,925    254,769       875,675     725,970
  Brink's                                    143,879    123,026       395,827     353,418
  BHS                                         27,908     22,603        80,614      64,969
  Coal                                       205,831    165,790       577,627     500,106
  Mineral Ventures                             4,311      3,250        11,406      11,382
- ------------------------------------------------------------------------------------------
Consolidated revenues                       $693,854    569,438     1,941,149   1,655,845
==========================================================================================

Operating profit (loss):
  Burlington                                $ 22,248     15,111        52,028      24,563
  Brink's                                     11,132      9,594        27,481      24,680
  BHS                                          8,216      6,662        23,679      19,493
  Coal                                         8,488      6,017       (90,956)     17,306
  Mineral Ventures                               786       (461)          854        (148)
- ------------------------------------------------------------------------------------------
  Segment operating profit                    50,870     36,923        13,086      85,894
  General corporate expense                   (3,990)    (4,294)      (12,042)    (12,385)
- ------------------------------------------------------------------------------------------
Consolidated operating profit                 46,880     32,629         1,044      73,509
Interest income                                  430        591         1,638       1,873
Interest expense                              (2,745)    (2,233)       (7,954)     (8,134)
Other income (expense), net                     (694)    (1,415)       (4,761)     (2,838)
- ------------------------------------------------------------------------------------------
Income (loss) before income taxes             43,871     29,572       (10,033)     64,410
Provision (credit) for income taxes           12,661      8,327        (5,713)     20,869
- ------------------------------------------------------------------------------------------
Net income (loss)                           $ 31,210     21,245        (4,320)     43,541
==========================================================================================



RESULTS OF OPERATIONS
- ---------------------

In the third quarter of 1994, The Pittston Company (the "Company") reported net income of $31.2 million compared with $21.2 million in the third quarter of 1993. Net income in the third quarter of 1994 was positively impacted by increased results from each of the Company's business segments.

In the first nine months of 1994, the Company reported a net loss of $4.3 million compared with net income of $43.5 million in the first nine months of 1993. The decrease in 1994 was attributable to the Company's Coal segment, whose results included charges for asset writedowns and accruals for costs related to facilities which are being closed which in the aggregate reduced operating profit and net income by $90.8 million and $58.1 million, respec-tively. Net income in the first nine months of 1994 was positively impacted by improved results from each of the Company's services businesses and from the Company's mineral ventures business, partially offset by higher nonoperat-ing expenses compared with the same period last year.

Burlington Air Express Inc. ("Burlington")
- ------------------------------------------

Operating profit in the third quarter of 1994 for Burlington aggregated $22.2 million, a $7.1 million increase compared with $15.1 million recorded in the third quarter of 1993. Worldwide revenues rose 22% to $311.9 million from $254.8 million in the prior year. The $57.1 million increase in revenues resulted primarily from higher volume in both domestic and international
markets.   Increased revenues from higher volumes were partially offset by lower average yields (revenues per pound). Total weight shipped worldwide increased 23% to 315.7 million pounds from 256.3 million pounds in the same period a year earlier. Global average yield decreased 1% or $.01 to $.99 per pound in the third quarter of 1994 compared with the same period a year earlier, whereas, total cost decreased 2% or $.02 to $.92 per pound for the same period. Operating expenses increased largely from the increased volume of business, while selling, general and administrative expenses decreased slightly compared to the same period last year.

Operating profit in the Americas' region benefitted from strong growth in the North American market for heavy airfreight, increased market share and a shift in mix towards Burlington's premium next-day service. Domestic weight shipped increased 20% over the third quarter of 1993. Domestic pricing remains below last year's level, but has stabilized partly as a result of the price increase program which was instituted in the first quarter of 1994. Export volumes also increased while pricing for U.S. exports continued to be negatively impacted by a highly competitive pricing environment.

During the 1994 third quarter, Burlington implemented a 20% expansion of its North American private fleet capacity, through the addition of five jet cargo aircraft, including three DC8's and two B727's, under relatively short-term leases. This expansion provides additional capacity in existing and new next morning markets. During the quarter, Burlington began next morning service to four new U.S. locations and increased service to fourteen other markets.

Foreign operating results in the current year quarter remained comparable with the prior year quarter with results in the Pacific region decreasing slightly and results in the Atlantic region increasing slightly. Although foreign operations also benefitted from a 28% increase in international weight shipped, the impact of increased volumes was more than offset by lower yields and additional costs incurred in connection with providing complete global logistics services. Decreased yields continue to reflect intense competition with many freight forwarders seeking to maintain market share.

Operating profit in the first nine months of 1994 for Burlington was $52.0 million, a $27.4 million increase over the $24.6 million profit reported in the first nine months of 1993. Worldwide revenues rose 21% to $875.7 million in the current year period from $726.0 million in the first nine months of the prior year. The $149.7 million increase in revenues resulted principally from higher volume in both domestic and international markets. Increased revenues from higher volumes were partially offset by lower average yields. Total weight shipped worldwide increased 23% to 907.0 million pounds in the first nine months of 1994 from 734.5 million pounds in the same period a year earlier. Global average yield decreased 2% or $.02 to $.97 per pound in the first nine months of 1994 compared with the same period a year earlier, whereas, total cost decreased 5% or $.05 to $.91 per pound for the same period. Operating expenses and selling, general and administrative expenses also increased in the first nine months of 1994 compared with the first nine months of 1993 largely resulting from the increased volume of business.

Operating profit in the Americas' region for the nine months of 1994 benefit-ted from North American volume increases, a significant portion of which was from strong shipping levels. Higher volume, in part, also reflects the impact of the 24 day Teamsters strike which occurred during the second quarter of 1994. Export volumes also increased during the first nine months of 1994, while pricing for U.S. exports has been impacted by competitors' aggressive pricing on new business. Operating profit in the Americas region also benefitted from increased capacity as a result of the fourth quarter 1993 expansion of Burlington's airfreight hub in Toledo, Ohio, which assisted in increasing efficiency as well as the third quarter 1994 fleet expansion which provided additional capacity in existing and new next morning markets. Gains for Americas' operations from increased business volume and efficiencies were partially offset by decreased average yields in the first nine months of 1994. Average yields continue to reflect a highly competitive pricing environment. Although domestic pricing remains slightly below last years level, pricing has stabilized partly as a result of the price increase program which was insti-tuted in the first quarter of 1994.

Foreign operating results in the first nine months of the current year decreased from the 1993 level. The benefit of increased volumes was more than offset by lower yields and additional costs incurred in connection with offering complete global logistics services.

Brink's, Incorporated ("Brink's")
- ---------------------------------

Brink's operating profit increased $1.5 million to $11.1 million in the third quarter of 1994 from $9.6 million in the third quarter of 1993 with an increase in revenues of $20.9 million, partially offset by increases in operating expenses and selling, general and administrative expenses of $18.6 million and a decrease in other operating income of $.8 million.

Operating results in North America continued at a strong pace in the 1994 third quarter, with revenue increasing $8.5 million or 11% to $85.7 million and operating profit increasing $.5 million to $6.2 million or 10% over the prior year's third quarter. The improvement principally reflected increased earnings from the armored car and coin businesses.

Revenue from international subsidiaries increased $12.3 million or 27% to $58.2 million in the third quarter of 1994, while operating earnings from international subsidiaries and affiliates increased $1.0 million or 25% to
$5.0 million compared with the 1993 third quarter.   The increase in interna-
tional operating earnings for the quarter was primarily due to improved results reported by wholly-owned operations in Brazil. Brazil's increased earnings were due in large part to the significant volume of special shipments of the new Brazilian currency introduced on July 1, 1994. The large volume of special shipments will not continue beyond the third quarter. The current year third quarter also benefitted, to a lesser extent, from increased volume due to the growth of money in circulation and price increases obtained earlier in the year to defray the substantially higher security costs made necessary by the dramatic increase in attacks on the armored car industry in Brazil. In the 1994 third quarter operating profit from international subsidiaries and affiliates also included increases for operations in Israel (70% owned), Mexico (20% owned) and Colombia (46.5% owned), partially offset by lower operating results in Holland (65% owned), France (38% owned), Ireland (50% owned) and Chile (53.1% owned). Results for Brink's 20% owned Mexican affiliate reflected the benefits of cost-cutting efforts implemented in late 1993 and early 1994.

Brink's operating profit increased $2.8 million to $27.5 million in the first nine months of 1994 from $24.7 million in the first nine months of 1993 with an increase in revenues of $42.4 million, partially offset by increases in operating expenses and selling, general and administrative expenses of $37.5 million and a decrease in other operating income of $2.1 million.

The increase in revenues and operating profit in the first nine months of 1994 was largely due to North American operations. Revenue from North American operations increased $27.8 million or 13% to $247.5 million and operating profit increased $2.7 million or 21% to $15.6 million. The increase in operating profit was largely attributable to increases from air courier and armored car operations. Operating profit from North American based ATM, coin wrapping and diamond and jewelry operations also increased compared with 1993 results, but were partially offset by decreased results for currency process-ing operations.

Revenue from international subsidiaries increased $14.6 million or 11% to $148.3 million, while operating earnings from international subsidiaries and affiliates of $11.9 million remained comparable to earnings for the prior year period. Operating profit in the first nine months of 1994 was positively affected by increases for operations in Brazil, Israel and the United Kingdom, partially offset by declines reported in Holland, France, Mexico and Chile. Brazil's earnings were augmented by the large volume of special shipments of the new Brazilian currency as well as increased volume due to the growth of money in circulation during the third quarter of 1994. The nine month results for Brazil also included price increases obtained during the second quarter to defray the substantially higher security costs made necessary by the dramatic increase in attacks on the armored car industry in Brazil. Results for Brink's Mexican affiliate were impacted by the local economic recession, restructuring costs which included employee severance costs, and strengthening competition particularly during the first quarter of the year.

Brink's Home Security, Inc. ("BHS")
- -----------------------------------

BHS operating profit increased $1.5 million to $8.2 million in the third quarter of 1994 from $6.7 million in the prior year quarter. In the first nine months of 1994, operating profit increased $4.2 million to $23.7 million from $19.5 million in the first nine months of 1993. The increase in operat-ing profit for the third quarter and first nine months of 1994 compared to the similar periods in 1993 reflected higher monitoring revenues due to an average subscriber base that was 23% and 22% higher for the quarter and year to date 1994, respectively, compared to similar periods in 1993, slightly offset by higher account servicing and administrative costs. Net new subscribers totaled 13,500 and 43,600 in the third quarter and first nine months of 1994, respectively, compared with 10,900 and 30,500 in the third quarter and first nine months of 1993, respectively. Subscribers at September 30, 1994 totaled 303,200.

Coal
- ----

Coal Operations earned an operating profit of $8.5 million in the third quarter of 1994, a $2.5 million increase over the $6.0 million recorded in the year earlier quarter. The third quarter of 1994 included the operating results from substantially all the coal mining operations and coal sales contracts of Addington Resources, Inc. ("Addington"), which were acquired by the Minerals Group on January 14, 1994. Operating profit in the current year quarter benefitted from a $2.5 million gain on the sale of a natural gas pipeline to a production company.

Sales volume of 7.5 million tons for the third quarter of 1994 was 37% or 2.0 million tons higher than sales volume in the third quarter of 1993. Virtually all of the increased sales were attributable to steam coal with sales of 4.9 million tons (65% of total sales), up from 2.7 million tons (49% of total sales) in the third quarter of 1993, while metallurgical coal sales decreased 7% from 2.8 million tons in the third quarter of 1993 to 2.6 million tons for the third quarter of this year. Coal produced and purchased totaled 7.3 million tons in the 1994 third quarter, a 31% or 1.7 million ton increase over the same period of 1993. The increase in coal sales and coal produced/purchased in the third quarter of 1994 as compared with the third quarter of 1993 is largely attributable to the Addington operations.

In the 1994 third quarter, 29% of total production was derived from deep mines and 71% was derived from surface mines compared with 49% and 51% of deep and surface mine production, respectively, in the 1993 third quarter. During the 1994 third quarter operations commenced at three new surface operations in West Virginia, which are expected to produce low sulphur steam coal at a rate of three million tons per annum.

Average coal margin (realization less current production costs of coal sold), which was $2.09 per ton for the 1994 third quarter, decreased $.96 per ton from the prior year third quarter with a 7% or $2.15 per ton decrease in average realization partially offset by a 5% or $1.19 per ton decrease in average current production costs of coal sold. The higher percentage of steam coal sales and declines in export metallurgical coal prices contributed to the decline in average realization. The decrease in average cost is largely due to the shift to lower cost surface production.

Although average realization per ton in the 1994 third quarter was essentially the same as the 1994 second quarter, average coal margin decreased $.53 per ton on a quarter-to-quarter comparison due to higher average per ton costs.
In the 1994 third quarter, operating costs were adversely impacted by, among other things, surface mine performance in Virginia due to the relocation of equipment to a lower cost and more productive mine, the delay in obtaining a mine permit and poor mining conditions at one mine as well as the continuing integration of the Addington operations. Management is reviewing its options of sources used to fulfill its coal sales agreements in order to prevent any further declines in margins.

Coal Operations had an operating loss totaling $91.0 million in the first nine months of 1994 compared with an operating profit of $17.3 million in the year earlier nine month period. The Coal operating loss in the first nine months of 1994 included $90.8 million of charges for asset writedowns and accruals for costs related to facilities which are being closed (further discussed below). In addition, the decrease compared with prior year's nine months operating results reflected the adverse impact of the severe winter weather in the 1994 first quarter which particularly hampered surface mine production and river transportation. Operating profit in the first nine months of 1993 was negatively impacted by a $1.8 million charge to settle litigation related to the moisture content of tonnage used to compute royalty payments to the UMWA pension and benefit funds during the period ending February 1, 1988.

Sales volume of 20.7 million tons for the first nine months of 1994 was 27% or
4.4 million tons higher than sales volume in the first nine months of 1993. The increased sales were attributable to steam coal with sales of 13.3 million tons (64% of total sales), up from 7.6 million tons (47% of total sales), while metallurgical coal sales decreased 15% from 8.7 million tons to 7.4 million tons. Coal produced and purchased totaled 20.8 million tons for first nine months of 1994, a 29% or 4.7 million ton increase over the first nine months of 1993. The increase in coal sales and coal produced/purchased in the first nine months of 1994 as compared with the first nine months of 1993 was largely attributable to the Addington operations.

In the first nine months of 1994, 32% of total production was derived from deep mines and 68% was derived from surface mines compared with 55% and 45% of deep and surface mine production, respectively, in the first nine months of 1993.

Production in the first nine months of 1994 was adversely impacted by the extreme cold weather and above-normal precipitation in the first quarter of the year which resulted in a large number of lost production days and inter-ruptions which limited output efficiencies during periods of performance. Sales also suffered due to lost loading days and were impeded by restricted road accessibility, particularly during the first quarter of the year. Sales were further impacted by the lack of rail car availability and the disruption of river barge service initially due to frozen waterways and subsequently due to the heavy snow melt and rain, which raised the rivers above operational levels. The severe weather during the first quarter also reduced output from purchased coal suppliers, which hindered the ability to meet customer ship-ments during the period. In addition to weather related difficulties, operations in the 1994 first quarter were affected by lost business due to a utility customer's plant closure and production shortfalls due to the with-drawal of contract producers from the market.

Early in the year the metallurgical coal markets continued their long-term decline with price reductions of $3.85 per ton negotiated between Canadian and Australian producers and Japanese steel mills. During the 1994 second quarter Coal Operations reached agreement with its major Japanese steel customers for new three-year agreements (subject to annual price renegotiations) for metallurgical coal shipments. Such agreements replaced sales contracts which expired on March 31, 1994. Pricing under the new agreements for the coal year beginning April 1, 1994 was impacted by the price reductions accepted by foreign producers, but was largely offset by modifications in coal quality specification which allows the Coal Operation flexibility in sourcing and blending the coals. Sales of metallurgical coal are expected to continue to decrease.

As a result of the continuing long-term decline in the metallurgical coal markets, which was evidenced by the previously discussed severe price reduc-tions, the Coal Operations accelerated its strategy of decreasing its exposure to these markets by reducing its metallurgical coal production and increasing its production and sales of lower cost surface mineable steam coal. After a review of the economic viability of the remaining metallurgical coal assets earlier this year, management determined that four underground mines were no longer economically viable and would be closed resulting in significant economic impairment to three related preparation plants. In addition, it was determined that one surface steam coal mine, the Heartland mine, which provides coal to Alabama Power under a long-term sales agreement, would be closed due to rising costs caused by unfavorable geological conditions.

As a result of these decisions, the Coal Operations incurred pre-tax charges of $90.8 million in the first quarter of 1994 which included a reduction in the carrying value of these assets and related accruals for mine closure costs. These charges included asset writedowns of $46.5 million which reduced the book carrying value of such assets to what management believes to be their net realizable value based on either estimated sales or leasing of such property to unrelated third parties. In addition, the charges included $3.8 million for required lease payments owed to lessors for machinery and equip-ment that would be idled as a result of the mine and facility closures. The charges also included $19.3 million for mine and plant closure costs which represented estimates for reclamation and other environmental costs to be incurred to bring the properties in compliance with federal and state mining and environmental laws. This accrual is required due to the premature closing of the mines. The accrual also included $21.2 million in contractually or statutorily required employee severance and other benefit costs associated with termination of employees at these facilities and costs associated with inactive employees at these facilities. Such employee benefits include severance payments, medical insurance, workers' compensation and other benefits and have been calculated in accordance with contractually (collective bargaining agreements signed by certain coal subsidiaries included in the Coal Operations) and legally required employee severance and other benefits. In the 1994 third quarter, the Company paid $3.4 million of these liabilities, of which $.9 million was for idled leased equipment; $1.2 million was for facility closure costs and $1.3 million was for terminated employee costs. In the first nine months of 1994, $8.5 million was paid, of which $1.3 million was for leased equipment; $2.9 million was for facility closure costs, and $4.3 million was for terminated employee costs.

Of the four underground mines, one has ceased coal production, one is expected to cease coal production in the 1994 fourth quarter, while the remaining two mines are expected to cease coal production next year. During the second quarter of 1994 the Coal Operations reached agreement with Alabama Power Company to transfer the coal sales contract currently serviced by the Heart-land mine to another location in West Virginia. The Heartland mine ceased coal production during the 1994 third quarter and final reclamation and environmental work has begun. As of the beginning of this year, there were approximately 750 employees involved in operations at these facilities and other administrative support. To date, employment at these facilities has been reduced by 47% to approximately 400 employees.

As discussed previously, the effects of this strategy have been to decrease Coal Operations' exposure to the metallurgical coal markets and to increase its production and sales of lower cost surface mineable steam coal. For the third quarter and first nine months of 1994, steam coal sales have risen to approximately 65% of total coal sales up from slightly less than 50% for the comparable periods last year. In addition, production from surface mines has increased to 71% for the first nine months of 1994 as compared to 45% for the same period last year. Management expects this trend to continue due to the previously mentioned three new surface mines, which are expected to produce 3 million tons on an annual basis, that commenced operations in the third quarter of this year. In addition, on a year-to-date basis, metallurgical coal production has decreased to 4.7 million tons versus 6.8 million tons when comparing 1994 to 1993.

Although coal production has or will cease at these mines, the Coal Operations will incur reclamation and environmental costs for several years to bring these properties into compliance with federal and state environmental laws.
In addition, employee termination and medical costs will continue to be incurred for several years after the facilities have been closed. The significant portion of these employee liabilities is for statutorily provided workers' compensation costs for inactive employees. Such benefits include indemnity and medical costs as required under state workers' compensation laws. The long maturities are based on continued, and in some cases lifetime, indemnity and medical payments to injured former employees and their surviving spouses. Management believes that the charges incurred in the first quarter of 1994 should be sufficient to provide for these future costs and does not anticipate material additional future charges to operating earnings for these facilities, although continual cash funding will be required over the next several years.

The following table analyzes the changes in liabilities during 1994 for closed facilities and follows with a discussion of their estimated maturities:

     ----------------------------------------------------------------------------------
                                     Balance                        1994        Balance
                                      as of         1994            Cash         as of
                                    12/31/93 (a)  Additions (b)   Payments (c)  9/30/94
     ----------------------------------------------------------------------------------
                                                       (In millions)
     Leased machinery and equipment   3.1           3.8              2.6          4.3
     Mine and plant closure costs    28.4          19.3              6.1         41.6
     Employee termination, medical
       and severance costs           33.5          21.2             11.0         43.7
     ---------------------------------------------------------------------------------
     Total                           65.0          44.3             19.7         89.6
     =================================================================================


(a) These amounts represent the remaining liabilities for closed facilities recorded in prior years. They relate principally to incremental facility closing costs, including reclamation and employee benefit costs, primarily workers' compensation, which will continue to be paid for several years.

(b) These amounts represent the previously discussed accruals during the first quarter of 1994.

(c) These amounts represent total cash payments made during the first nine months of 1994 for all liabilities related to these facilities. Of the total payments made, $11.2 million was for liabilities recorded in prior years.

During the next twelve months, payment of liabilities related to these closed facilities is expected to be approximately $21 million. The Coal Operations estimate that the remaining liability for leased machinery and equipment will be fully paid over the next two years. The liability for mine and plant closure costs is expected to be satisfied over the next ten years of which approximately 70% is expected to be paid over the first three years. The liability for employee related costs which is primarily workers' compensation is estimated to be 70% settled over the next five years with the balance paid during the following five to ten years.

For the third quarter 1994, Coal Operations' closed facilities (including those facilities for which the decision to close was made earlier this year) increased operating profit by $.6 million, whereas for the first nine months of 1994, these facilities incurred operating losses of $7.7 million. The first nine months of 1994 included losses of $6.7 million incurred in the first quarter of the year for the facilities designated for closure in 1994.

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

Mineral Ventures
- ----------------

Operating profit of Mineral Ventures increased $1.2 million in the 1994 third quarter to an operating profit of $.8 million, from an operating loss of $.4 million in the prior year third quarter. Operating profit in the 1994 third quarter was positively impacted by a significant increase in production at the Stawell gold mine. The Stawell gold mine in western Victoria, Australia, in which Mineral Ventures has a 67% interest, produced 21,700 ounces in the period compared to 16,900 ounces in the third quarter of 1993. The favorable change in operating profit for the 1994 third quarter compared to the same period of 1993 also reflected the fourth quarter 1993 closure of the Uley graphite property in Australia.

In the first nine months of 1994, operating profit of Mineral Ventures increased $1.0 million to $.9 million from a loss of $.1 million in the year earlier nine months. Operating results in the first nine months of 1993 included costs related to the Uley graphite property which was closed in the 1994 fourth quarter. Although gold production at the Stawell gold mine increased for the first nine months of 1994 compared with the same period a year ago, Mineral Ventures operating results for the first nine months of 1994 were impacted by increased exploration costs in Nevada as well as higher operating costs incurred during the 1994 first quarter as a result of an operator accident at Stawell. The Stawell gold mine produced 57,500 ounces in the first nine months of 1994 compared with 56,300 ounces in the comparable period of 1993. Successful exploration efforts indicate an increase of approximately 90,000 ounces of additional proven and probable gold reserves at the Stawell gold mine. At September 30, 1994, remaining proven and probable gold reserves are estimated at 307,300 ounces. Mineral Ventures is continuing gold exploration projects in Nevada and Australia with its joint venture partner.

Foreign Operations
- ------------------

A portion of the Company's financial results is derived from activities in several foreign countries, each with a local currency other than the U.S. dollar. Since the financial results of the Company are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The Company's international activity is not concentrated in any single currency, which limits the risks of foreign rate fluctuations. In addition, foreign currency rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The Company routinely enters into such trans-actions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Company uses foreign exchange forward contracts to hedge the risks associated with certain transactions denominated in currencies other than the functional currency. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. In addition, cumulative translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. Brink's subsidiaries in Brazil and Israel operate in such highly inflationary economies.

Additionally, the Company is subject to other risks customarily associated with doing business in foreign countries, including economic conditions, controls on repatriation of earnings and capital, nationalization, expropria-tion and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Company cannot be predicted.

Other Operating Income
- ----------------------

Other operating income was $7.6 million and $18.5 million for the third quarter and first nine months of 1994, respectively, compared to other operating income of $5.0 million and $15.8 million the year earlier third quarter and nine months, respectively. Other operating income principally includes the Company's share of net income of unconsolidated affiliates, which are substantially attributable to equity affiliates of Brink's, and royalty income from coal and natural gas properties. The increase in both the current year quarter and nine month period compared to the same periods last year is largely due to the $2.5 million gain recognized in the 1994 third quarter from the sale of the natural gas pipeline. In addition, in both the quarter and nine month periods of 1994 compared with the same periods a year ago, royalty income from coal and natural gas properties increased, while income from earnings of unconsolidated affiliates decreased.

Corporate Expenses
- ------------------

General corporate expenses decreased $.3 million to $4.0 million for the 1994 third quarter from $4.3 million for the 1993 third quarter. In the first nine months of 1994, general corporate expenses decreased $.4 million to $12.0 million from $12.4 million in the year earlier nine months. Expenses in the third quarter and first nine months of 1993 included costs incurred for the Company's reclassification of its common stock into two classes.

Interest Expense
- ----------------

Interest expense for the third quarter of 1994 increased $.5 million to $2.7 million from $2.2 million the third quarter of 1993. In the first nine months of 1994, interest expense decreased $.1 million to $8.0 million from $8.1 million in the first nine months of 1993. Interest expense for the third quarter and first nine months of 1994 included increases due to higher average borrowings under revolving credit and term loan facilities resulting from the Addington acquisition and higher average interest rates, offset by a decrease resulting from the Company's redemption of its 9.2% Convertible Subordinated Debentures in April 1994. Interest expense in the first nine months of 1993 also included interest assessed on settlement of coal litigation related to the moisture content of tonnage used to compute royalty payments to UMWA pension and benefit funds.

Other Income (Expense), Net
- ---------------------------

Other net expense for the third quarter of 1994 decreased $.7 million to a net expense of $.7 million from $1.4 million in the third quarter of 1993. In the first nine months of 1994, other net expense increased $2.0 million to a net expense of $4.8 million from $2.8 million in the first nine months of 1993. The first nine months of 1994 included $1.2 million of expenses recognized on the Company's redemption of its 9.2% Convertible Subordinated Debentures.

FINANCIAL CONDITION
- -------------------

Cash Provided by Operations
- ---------------------------

Cash provided by operating activities during the first nine months of 1994 totaled $99.0 million compared with $59.5 million in the first nine months of 1993. Operations provided more cash in the 1994 period despite the integra-tion of operating activities of Addington which required cash to finance initial working capital needs. Net income, noncash charges and changes in operating assets and liabilities in the first nine months of 1994 were significantly affected by after-tax special and other charges of $58.1 million which used cash of approximately $8.5 million in the first nine months of 1994. In addition, in the first nine months of 1994, $11.2 million was paid for facilities closed in prior periods. Of the total $90.8 million of 1994 pre-tax charges, $46.5 million was for noncash writedowns of assets and the remainder represents liabilities which are expected to be paid over the next several years. As discussed under Coal Operations, funding requirements for closed facilities are expected to be approximately $21 million during the next twelve months.

Capital Expenditures
- --------------------

Cash capital expenditures for the first nine months of 1994 totaled $71.3 million. Of that amount, $17.1 million was spent by Burlington, $11.3 million was spent by Brink's, $25.2 million was spent by BHS, $16.4 million was spent by Coal, $1.1 million was spent by Mineral Ventures and $.2 million was spent by the Corporate office. Expenditures incurred by BHS in the first nine months of 1994 were primarily for customer installations, representing the expansion in the subscriber base. For the full year 1994, capital expendi-tures are estimated to approximate $105 million. The foregoing amounts exclude equipment expenditures that have been or are expected to be financed through capital and operating leases, and any acquisition expenditures.

Other Investing Activities
- --------------------------

All other investing activities in the first nine months of 1994 used net cash of $144.3 million. In January 1994, the Company paid approximately $157 million in cash for the acquisition of substantially all the coal mining operations and coal sales contracts of Addington. The purchase price of the acquisition was financed through the issuance of $80.5 million of a new series of convertible preferred stock, which is convertible into Pittston Minerals Group Common Stock, and additional debt under credit agreements. Other investing activities also includes $8.4 million of cash received in 1994 from the December 1993 sale of the majority of the assets of a captive mine supply company.

Financing
- ---------

The Company intends to fund its capital expenditure requirements during the remainder of 1994 primarily with anticipated cash flows from operating activities and through operating leases if the latter are financially attrac-tive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or short-term borrowing arrangements. In March 1994, the Company entered into a $350 million revolving credit agreement with a syndi-cate of banks (the "New Facility"), replacing the Company's previously existing $250 million of revolving credit agreements. The New Facility includes a $100 million five-year term loan, which matures in March 1999. The New Facility also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250 million until March 1999. As of September 30, 1994, borrowings of $100 million were outstanding under the five-year term loan portion of the New Facility and no additional borrowings were outstanding under the remainder of the facility. In February 1994 the Company entered into a standard three year variable to fixed interest rate swap agreement. This agreement fixes the Company's interest rate at 5% on current borrowings of $40 million in principal. The principal amount for which the 5% interest rate is fixed declines periodically throughout the term of the agreement.

Debt
- ----

Outstanding debt, including borrowings under revolving credit agreements, aggregated $151.2 million at September 30, 1994, up from $75.8 million at year-end 1993. Cash generated from operating activities and net cash proceeds from the issuance of preferred stock were not sufficient to fund capital expenditures and the Addington acquisition, resulting in additional borrowings under the Company's credit agreements.

On April 15, 1994, the Company redeemed all outstanding 9.2% Convertible Subordinated Debentures due July 1, 2004. The principal amount outstanding was $27.8 million and the premium paid to call the debt totaled $.8 million. The Company used cash provided under its revolving credit agreements to redeem the debentures. The premium paid in addition to other charges related to the redemption are included in the Company's Consolidated Statement of Operations for the nine months ended September 30, 1994.

Capitalization
- --------------

In January 1994, the Company issued $80.5 million (161,000 shares) of a new series of cumulative preferred stock, convertible into Minerals Stock. The cumulative convertible preferred stock, which is attributable to the Minerals Group, pays an annual cumulative dividend of $31.25 per share payable quarter-ly, in cash, in arrears, out of all funds of the Company legally available therefor, when, as and if declared by the Board of Directors of the Company, which commenced March 1, 1994, and bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon.

In July 1994, the Board of Directors of the Company authorized the repurchase from time to time of up to $15 million of the new series of cumulative convertible preferred stock. As of September 30, 1994, 8,350 shares at a total cost of $3.4 million were repurchased.

As of September 30, 1994, debt as a percent of capitalization (total debt and shareholders' equity) was 27%, compared with 18% at December 31, 1993. The increase since December 1993 is largely due to the additional debt incurred under the New Facility to finance the Addington acquisition. The increase in equity as a result of the issuance of preferred stock was largely offset by the net loss incurred for the nine months ended September 30, 1994.

In 1993, the Board of Directors of the Company authorized the repurchase of up to 1,250,000 shares of Pittston Services Group Common Stock ("Services Stock") and 250,000 shares of Pittston Minerals Group Common Stock ("Minerals Stock"). As of September 30, 1994, a total of 142,500 shares of Services Stock and 38,500 shares of Minerals Stock had been acquired pursuant to the authoriza-tion. Of those amounts, 142,500 shares of Services Stock and 19,700 shares of Minerals Stock were repurchased in the first nine months of 1994 at an aggregate cost of $3.8 million.

Dividends
- ---------

The Board of Directors intends to declare and pay dividends on Services Stock and Minerals Stock based on earnings, financial condition, cash flow and business requirements of the Services Group and the Minerals Group, respec-tively. Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its public debt and bank credit agreements, losses by one Group could affect the Company's ability to pay dividends in respect of stock relating to the other Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount as defined in the Company's Articles of Incorporation.

During the first nine months of 1994, the Board of Directors declared and the Company paid cash dividends of 15 cents per share of Services Stock and 48.75 cents per share of Minerals Stock. On an equivalent basis, during the first nine months of 1993 the Company paid dividends of 14.1 cents per share and
45.79 cents per share for Services Stock and Minerals Stock, respectively. Dividends paid on the cumulative convertible preferred stock in the first nine months of 1994 totaled $3.0 million.


                                   PITTSTON SERVICES GROUP
                                       BALANCE SHEETS
                                       (In thousands)

                                                             Sep. 30,    Dec. 31,
                         ASSETS                                1994        1993
- ---------------------------------------------------------------------------------
Current assets:                                              (Unaudited)
  Cash and cash equivalents                                  $ 46,183      30,271
  Short-term investments, at lower of cost or market            2,037       1,881
  Accounts receivable (net of estimated amount
    uncollectible:  1994 - $14,564; 1993 - $13,745)           254,221     211,565
  Receivable - Pittston Minerals Group                         10,930           -
  Inventories, at lower of cost or market                       4,095       3,235
  Prepaid expenses                                             19,606      19,258
  Deferred income taxes                                        25,064      22,919
- ---------------------------------------------------------------------------------
    Total current assets                                      362,136     289,129
Property, plant and equipment, at cost (net of
  accumulated depreciation and amortization:
  1994 - $227,088; 1993 - $207,086)                           210,469     188,076
Intangibles, net of amortization                              210,246     213,634
Deferred pension assets                                        43,322      42,425
Deferred income taxes                                           1,869         839
Other assets                                                   68,034      72,838
- ---------------------------------------------------------------------------------
    Total assets                                             $896,076     806,941
=================================================================================

        LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Short-term borrowings                                      $ 14,871       9,546
  Current maturities of long-term debt                          7,668       7,878
  Accounts payable                                            161,510     131,893
  Payable - Pittston Minerals Group                                 -      19,098
  Accrued liabilities                                         138,444     113,293
- ---------------------------------------------------------------------------------
    Total current liabilities                                 322,493     281,708
Long-term debt, less current maturities                        50,882      58,109
Postretirement benefits other than pensions                     5,721       4,802
Workers' compensation and other claims                          9,015       9,043
Deferred income taxes                                          37,631      33,727
Payable - Pittston Minerals Group                               7,927      14,709
Other liabilities                                              26,811      26,474
Shareholder's equity                                          435,596     378,369
- ---------------------------------------------------------------------------------
    Total liabilities and shareholder's equity               $896,076     806,941
=================================================================================

See accompanying notes to financial statements.

                                    PITTSTON SERVICES GROUP
                                   STATEMENTS OF OPERATIONS
                           (In thousands, except per share amounts)
                                          (Unaudited)

                                                  Three Months            Nine Months
                                               Ended September 30      Ended September 30
- ------------------------------------------------------------------------------------------
                                                 1994       1993         1994        1993
- ------------------------------------------------------------------------------------------
Operating revenues                             $483,712   400,398    1,352,116   1,144,357
- -------------------------------------------------------------------------------------------
Operating expenses                              395,659   327,538    1,111,838     952,434
Selling, general and administrative
  expenses                                       50,264    46,503      150,185     138,376
- -------------------------------------------------------------------------------------------
  Total costs and expenses                      445,923   374,041    1,262,023   1,090,810
- -------------------------------------------------------------------------------------------
Other operating income                            1,537     2,545        6,114       8,112
- -------------------------------------------------------------------------------------------
Operating profit                                 39,326    28,902       96,207      61,659

Interest income                                     818       470        2,030       1,318
Interest expense                                 (1,488)   (2,149)      (4,663)     (6,829)
Other income (expense), net                        (474)   (1,270)      (4,104)     (2,426)
- -------------------------------------------------------------------------------------------
Income before income taxes                       38,182    25,953       89,470      53,722
Provision for income taxes                       13,168    10,640       32,657      22,025
- -------------------------------------------------------------------------------------------
Net income                                     $ 25,014    15,313       56,813      31,697
===========================================================================================

Per Pittston Services Group common share:
  Net income                                   $    .66       .41         1.50         .86
===========================================================================================

  Cash dividends                               $    .05       .05          .15        .141
===========================================================================================

Average shares outstanding of Pittston
  Services Group Common Stock                    37,840    36,948       37,757      36,722
===========================================================================================

See accompanying notes to financial statements.

                                    PITTSTON SERVICES GROUP
                                   STATEMENTS OF CASH FLOWS
                                        (In thousands)
                                          (Unaudited)
                                                                   Nine Months Ended
                                                                     September 30
- ----------------------------------------------------------------------------------------
                                                                  1994            1993
- ----------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                    $ 56,813         31,697
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Noncash charges and other write-offs                           306             11
      Depreciation and amortization                               40,853         36,725
      Provision for deferred income taxes                            914              1
      Provision (credit) for pensions, noncurrent                     42           (477)
      Provision for uncollectible accounts receivable              3,018          4,435
      Equity in earnings of unconsolidated affiliates, net
        of dividends received                                        (45)        (3,284)
      Other operating, net                                         1,831          1,897
      Change in operating assets and liabilities:
        Increase in accounts receivable                          (45,674)        (14,627)
        Increase in inventories                                     (860)          (483)
        Increase in prepaid expenses                              (2,338)        (2,966)
        Increase (decrease) in accounts payable and accrued
          liabilities                                             60,142         (1,732)
        Decrease (increase) in other assets                        3,776         (5,535)
        Decrease in other liabilities                                (20)        (1,350)
        Other, net                                                  (210)         1,473
- ----------------------------------------------------------------------------------------
           Net cash provided by operating activities             118,548         45,785
- ----------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property, plant and equipment                     (53,677)       (57,500)
  Property, plant and equipment pending lease financing            2,047         (3,963)
  Disposal of property, plant and equipment                        1,664          1,734
  Acquisitions and related contingent payments                       (63)          (736)
  Other, net                                                      (2,902)           295
- ----------------------------------------------------------------------------------------
           Net cash used by investing activities                 (52,931)       (60,170)
- ----------------------------------------------------------------------------------------
Cash flows from financing activities:
  Additions to debt                                               32,761         25,017
  Reductions of debt                                             (36,755)       (11,461)
  Payments (to) from - Minerals Group                            (42,196)         1,998
  Repurchase of common stock                                      (3,424)          (920)
  Proceeds from exercise of stock options                          5,248          5,407
  Proceeds from the sale of stock to SIP                               -            220
  Proceeds from sale of stock to Minerals Group                      322            128
  Dividends paid                                                  (5,659)        (5,177)
  Cost of Services Stock Proposal                                     (2)        (1,109)
  Net cash from the Company                                            -            896
- ----------------------------------------------------------------------------------------
           Net cash provided (used) by financing activities      (49,705)        14,999
- ----------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                         15,912            614
Cash and cash equivalents at beginning of period                  30,271         28,350
- ----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                      $ 46,183         28,964
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

     The Company, at any time, has the right to exchange each outstanding share of Minerals Stock for shares of Services Stock having a fair market value equal to 115% of the fair market value of one share of Minerals Stock. In addition, upon the sale, transfer, assignment or other disposition, whether by merger, consolidation, sale or contribution of assets or stock or otherwise, of all or substantially all of the proper-ties and assets of the Minerals Group to any person, entity or group (with certain exceptions), the Company is required to exchange each outstanding share of Minerals Stock for shares of Services Stock having a fair market value equal to 115% of the fair market value of one share of Minerals Stock. Shares of Services Stock are not subject to either optional or mandatory exchange.

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

     The financial statements of the Services Group include the balance sheets, results of operations and cash flows of the Burlington Air Express Inc. ("Burlington"), Brink's, Incorporated ("Brink's") and Brink's Home Security, Inc. ("BHS") operations of the Company, and a portion of the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The Services Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate allocations reflected in these financial state-ments are determined based upon methods which management believes to be an equitable allocation of such expenses and credits.

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

(2) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Services Group and the BHS segment for the first nine months of 1994 and 1993 by $3,114 and $2,526, respectively, and for the third quarter of 1994 and 1993 by $965 and $889, respectively. The effect of this change increased net income per share of the Services Group for the first nine months of 1994 and 1993 by $.05 and $.04, respectively and for the third quarter of 1994 and 1993 by $.02 and $.01, respectively.

(3) The amounts of depreciation and amortization of property, plant and equipment in the 1994 third quarter and nine month periods totaled $11,770 ($10,038 in 1993) and $34,076 ($29,746 in 1993), respectively.

(4) Cash payments made for interest and income taxes (net of refunds re-ceived) were as follows:


                                Third Quarter        Nine Months
          -------------------------------------------------------
                                1994     1993       1994    1993
          -------------------------------------------------------
          Interest             $1,564   2,276       5,968   6,865
          =======================================================

          Income taxes         $8,430   2,592      27,317  21,354
          =======================================================


     In accordance with the tax allocation policy, cash income taxes included amounts paid to the Minerals Group for utilization of tax benefits generated by the Minerals Group totalling $5,689 and $13,489 for the quarter and nine months ended September 30, 1994, respectively. There were no such payments made to the Minerals Group for the quarter ended September 30, 1993, and for the nine months ended September 30, 1993, payments totalled $2,161.

     During the nine month periods ended September 30, 1994 and 1993, capital lease obligations of $1,569 and $1,245, respectively, were incurred for leases of property, plant and equipment.

(5) On April 15, 1994, the Company redeemed all of the $27,811 9.2% Convert-ible Subordinated Debentures due July 1, 2004, at a premium of $767. This debt had been attributed to the Services Group. The premium and other charges related to the redemption have been included in the Services Group Statement of Operations in Other income (expense), net.

(6) In January 1994, 161 shares of convertible preferred stock (convertible into Minerals Stock) were issued to finance a portion of the acquisition of substantially all of the coal mining operations and coal sales contracts of Addington Resources, Inc. While the issuance of the preferred stock had no effect on the capitalization of the Services Group, commencing March 1, 1994, annual cumulative dividends of $31.25 per share of convertible preferred stock are payable quarterly, in cash, in arrears, from the date of original issue out of all funds of the Company legally available therefor, when, as and if declared by the Company's Board. A portion of the acquisition was also financed with additional debt under existing credit facilities. In March 1994, the additional debt incurred for this acquisition was refinanced with a five-year term loan. The acquisition and related financing have been attrib-uted to the Minerals Group. In July 1994, the Company repurchased 8 shares of Convertible Preferred Stock at a total cost of $3,366 under a repurchase program that authorizes repurchases of up to $15,000.

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



                            PITTSTON SERVICES GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


The financial statements of the Pittston Services Group (the "Services Group") include the balance sheets, results of operations and cash flows of Burlington Air Express Inc. ("Burlington"), Brink's, Incorporated ("Brink's") and Brink's Home Security, Inc. ("BHS"), and a portion of The Pittston Company's (the "Company") corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The Services Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate allocations reflected in these financial statements are determined based upon methods which manage-ment believes to be an equitable allocation of such expenses and credits. The accounting policies applicable to the preparation of the Services Group's financial statements may be modified or rescinded at the sole discretion of the Company's Board of Directors (the "Board") without the approval of the shareholders, although there is no intention to do so.

The Company provides holders of Pittston Services Group Common Stock ("Servic-es Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the Services Group in addition to consolidated financial information of the Company. Notwithstanding the attribution of assets and liabilities (including contingent liabilities) between the Pittston Minerals Group (the "Minerals Group") and the Services Group for the purpose of preparing their financial statements, this attribu-tion and the change in the capital structure of the Company as a result of the approval of the Services Stock Proposal, as described in the Company's proxy statement dated June 24, 1993, did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. Holders of Services Stock are shareholders of the Company, which continues to be responsible for all its liabilities. Therefore, financial developments affecting the Minerals Group or the Services Group that affect the Company's financial condition could affect the results of operations and financial condition of both Groups. Accordingly, the Company's consolidated financial statements must be read in connection with the Services Group's financial statements.

The following discussion is a summary of the key factors management considers necessary in reviewing the Services Group's results of operations, liquidity and capital resources. This discussion should be read in conjunction with the financial statements and related notes of the Company.


                                     SEGMENT INFORMATION
                                       (In thousands)

                                               Three Months            Nine Months
                                            Ended September 30      Ended September 30
- --------------------------------------------------------------------------------------
                                              1994       1993         1994       1993
- --------------------------------------------------------------------------------------
Revenues:
  Burlington                                $311,925   254,769      875,675    725,970
  Brink's                                    143,879   123,026      395,827    353,418
  BHS                                         27,908    22,603       80,614     64,969

- ---------------------------------------------------------------------------------------
Revenues                                    $483,712   400,398    1,352,116  1,144,357
=======================================================================================

Operating profit:
  Burlington                                $ 22,248    15,111       52,028     24,563
  Brink's                                     11,132     9,594       27,481     24,680
  BHS                                          8,216     6,662       23,679     19,493
- ---------------------------------------------------------------------------------------
  Segment operating profit                    41,596    31,367      103,188     68,736
  General corporate expense                   (2,270)   (2,465)      (6,981)    (7,077)
- ---------------------------------------------------------------------------------------
Operating profit                              39,326    28,902       96,207     61,659
Interest income                                  818       470        2,030      1,318
Interest expense                              (1,488)   (2,149)      (4,663)    (6,829)
Other income (expense), net                     (474)   (1,270)      (4,104)    (2,426)
- ---------------------------------------------------------------------------------------
Income before income taxes                    38,182    25,953       89,470     53,722
Provision for income taxes                    13,168    10,640       32,657     22,025
- ---------------------------------------------------------------------------------------
Net income                                  $ 25,014    15,313       56,813     31,697
=======================================================================================


RESULTS OF OPERATIONS
- ---------------------

Net income totaled $25.0 million or $.66 per share in the third quarter of 1994 compared with $15.3 million or $.41 per share in the third quarter of 1993. Operating profit for the 1994 third quarter increased to $39.3 million from $28.9 million in the prior year quarter. The increase in net income and operating profit for the 1994 third quarter compared with the same period of 1993 was largely attributable to improved earnings for each of the services segments. In addition, net income for the 1994 third quarter was positively affected by lower net interest expense and lower other nonoperating expenses compared with the same period last year. The current year quarter also benefitted from a lower effective tax rate due to increased utilization of tax credits.

Revenues for the 1994 third quarter increased $83.3 million compared with the 1993 third quarter, of which $57.2 million was from Burlington, $20.8 million was from Brink's and $5.3 million was from BHS. Operating expenses and selling general and administrative expenses for the 1994 third quarter increased $71.9 million compared with the same period last year, of which $49.7 million was from Burlington, $18.6 million was from Brink's and $3.8 million was from BHS, partially offset by a $.2 million decrease in general corporate expenses.

Net income totaled $56.8 million or $1.50 per share in the first nine months of 1994 compared with $31.7 million or $.86 per share in the same period of 1993. Operating profit for the first nine months of 1994 increased to $96.2 million from $61.7 million in the prior year nine month period. The increase in net income and operating profit for the first nine months of 1994 compared with the same period of 1993 was largely attributable to improved earnings for each of the services segments. Net income also benefitted from lower net interest expense and a lower effective tax rate due to increased utilization of tax credits, partially offset by higher other nonoperating expenses compared with the same period last year.

Revenues for the first nine months of 1994 increased $207.8 million compared with the first nine months of 1993, of which $149.7 million was from Burlington, $42.4 million was from Brink's and $15.7 million was from BHS. Operating expenses and selling general and administrative expenses for the first nine months of 1994 increased $171.2 million compared with the same period last year, of which $122.4 million was from Burlington, $37.4 million was from Brink's and $11.5 million was from BHS, partially offset by a $.2 million decrease in general corporate expenses.

Burlington Air Express Inc. ("Burlington")
- ------------------------------------------

Operating profit in the third quarter of 1994 for Burlington aggregated $22.2 million, a $7.1 million increase compared with $15.1 million recorded in the third quarter of 1993. Worldwide revenues rose 22% to $311.9 million from $254.8 million in the prior year. The $57.1 million increase in revenues resulted primarily from higher volume in both domestic and international
markets.   Increased revenues from higher volumes were partially offset by lower average yields (revenues per pound). Total weight shipped worldwide increased 23% to 315.7 million pounds from 256.3 million pounds in the same period a year earlier. Global average yield decreased 1% or $.01 to $.99 per pound in the third quarter of 1994 compared with the same period a year earlier, whereas, total cost decreased 2% or $.02 to $.92 per pound for the same period. Operating expenses increased largely from the increased volume of business, while selling, general and administrative expenses decreased slightly compared to the same period last year.

Operating profit in the Americas' region benefitted from strong growth in the North American market for heavy airfreight, increased market share and a shift in mix towards Burlington's premium next-day service. Domestic weight shipped increased 20% over the third quarter of 1993. Domestic pricing remains below last year's level, but has stabilized partly as a result of the price increase program which was instituted in the first quarter of 1994. Export volumes also increased while pricing for U.S. exports continued to be negatively impacted by a highly competitive pricing environment.

During the 1994 third quarter, Burlington implemented a 20% expansion of its North American private fleet capacity, through the addition of five jet cargo aircraft, including three DC8's and two B727's, under relatively short-term leases. This expansion provides additional capacity in existing and new next morning markets. During the quarter, Burlington began next morning service to four new U.S. locations and increased service to fourteen other markets.

Foreign operating results in the current year quarter remained comparable with the prior year quarter with results in the Pacific region decreasing slightly and results in the Atlantic region increasing slightly. Although foreign operations also benefitted from a 28% increase in international weight shipped, the impact of increased volumes was more than offset by lower yields and additional costs incurred in connection with providing complete global logistics services. Decreased yields continue to reflect intense competition with many freight forwarders seeking to maintain market share.

Operating profit in the first nine months of 1994 for Burlington was $52.0 million, a $27.4 million increase over the $24.6 million profit reported in the first nine months of 1993. Worldwide revenues rose 21% to $875.7 million in the current year period from $726.0 million in the first nine months of the prior year. The $149.7 million increase in revenues resulted principally from higher volume in both domestic and international markets. Increased revenues from higher volumes were partially offset by lower average yields. Total weight shipped worldwide increased 23% to 907.0 million pounds in the first nine months of 1994 from 734.5 million pounds in the same period a year earlier. Global average yield decreased 2% or $.02 to $.97 per pound in the first nine months of 1994 compared with the same period a year earlier, whereas, total cost decreased 5% or $.05 to $.91 per pound for the same period. Operating expenses and selling, general and administrative expenses also increased in the first nine months of 1994 compared with the first nine months of 1993 largely resulting from the increased volume of business.

Operating profit in the Americas' region for the nine months of 1994 benefit-ted from North American volume increases, a significant portion of which was from strong shipping levels. Higher volume, in part, also reflects the impact of the 24 day Teamsters strike which occurred during the second quarter of 1994. Export volumes also increased during the first nine months of 1994, while pricing for U.S. exports has been impacted by competitors' aggressive pricing on new business. Operating profit in the Americas region also benefitted from increased capacity as a result of the fourth quarter 1993 expansion of Burlington's airfreight hub in Toledo, Ohio, which assisted in increasing efficiency as well as the third quarter 1994 fleet expansion which provided additional capacity in existing and new next morning markets. Gains for Americas' operations from increased business volume and efficiencies were partially offset by decreased average yields in the first nine months of 1994. Average yields continue to reflect a highly competitive pricing environment. Although domestic pricing remains slightly below last years level, pricing has stabilized partly as a result of the price increase program which was insti-tuted in the first quarter of 1994.

Foreign operating results in the first nine months of the current year decreased from the 1993 level. The benefit of increased volumes was more than offset by lower yields and additional costs incurred in connection with offering complete global logistics services.

Brink's, Incorporated ("Brink's")
- ---------------------------------

Brink's operating profit increased $1.5 million to $11.1 million in the third quarter of 1994 from $9.6 million in the third quarter of 1993 with an increase in revenues of $20.9 million, partially offset by increases in operating expenses and selling, general and administrative expenses of $18.6 million and a decrease in other operating income of $.8 million.

Operating results in North America continued at a strong pace in the 1994 third quarter, with revenue increasing $8.5 million or 11% to $85.7 million and operating profit increasing $.5 million to $6.2 million or 10% over the prior year's third quarter. The improvement principally reflected increased earnings from the armored car and coin businesses.

Revenue from international subsidiaries increased $12.3 million or 27% to $58.2 million in the third quarter of 1994, while operating earnings from international subsidiaries and affiliates increased $1.0 million or 25% to
$5.0 million compared with the 1993 third quarter.   The increase in interna-
tional operating earnings for the quarter was primarily due to improved results reported by wholly-owned operations in Brazil. Brazil's increased earnings were due in large part to the significant volume of special shipments of the new Brazilian currency introduced on July 1, 1994. The large volume of special shipments will not continue beyond the third quarter. The current year third quarter also benefitted, to a lesser extent, from increased volume due to the growth of money in circulation and price increases obtained earlier in the year to defray the substantially higher security costs made necessary by the dramatic increase in attacks on the armored car industry in Brazil. In the 1994 third quarter operating profit from international subsidiaries and affiliates also included increases for operations in Israel (70% owned), Mexico (20% owned) and Colombia (46.5% owned), partially offset by lower operating results in Holland (65% owned), France (38% owned), Ireland (50% owned) and Chile (53.1% owned). Results for Brink's 20% owned Mexican affiliate reflected the benefits of cost-cutting efforts implemented in late 1993 and early 1994.

Brink's operating profit increased $2.8 million to $27.5 million in the first nine months of 1994 from $24.7 million in the first nine months of 1993 with an increase in revenues of $42.4 million, partially offset by increases in operating expenses and selling, general and administrative expenses of $37.5 million and a decrease in other operating income of $2.1 million.

The increase in revenues and operating profit in the first nine months of 1994 was largely due to North American operations. Revenue from North American operations increased $27.8 million or 13% to $247.5 million and operating profit increased $2.7 million or 21% to $15.6 million. The increase in operating profit was largely attributable to increases from air courier and armored car operations. Operating profit from North American based ATM, coin wrapping and diamond and jewelry operations also increased compared with 1993 results, but were partially offset by decreased results for currency process-ing operations.

Revenue from international subsidiaries increased $14.6 million or 11% to $148.3 million, while operating earnings from international subsidiaries and affiliates of $11.9 million remained comparable to earnings for the prior year period. Operating profit in the first nine months of 1994 was positively affected by increases for operations in Brazil, Israel and the United Kingdom, partially offset by declines reported in Holland, France, Mexico and Chile. Brazil's earnings were augmented by the large volume of special shipments of the new Brazilian currency as well as increased volume due to the growth of money in circulation during the third quarter of 1994. The nine month results for Brazil also included price increases obtained during the second quarter to defray the substantially higher security costs made necessary by the dramatic increase in attacks on the armored car industry in Brazil. Results for Brink's Mexican affiliate were impacted by the local economic recession, restructuring costs which included employee severance costs, and strengthening competition particularly during the first quarter of the year.

Brink's Home Security, Inc. ("BHS")
- -----------------------------------

BHS operating profit increased $1.5 million to $8.2 million in the third quarter of 1994 from $6.7 million in the prior year quarter. In the first nine months of 1994, operating profit increased $4.2 million to $23.7 million from $19.5 million in the first nine months of 1993. The increase in operat-ing profit for the third quarter and first nine months of 1994 compared to the similar periods in 1993 reflected higher monitoring revenues due to an average subscriber base that was 23% and 22% higher for the quarter and year to date 1994, respectively, compared to similar periods in 1993, slightly offset by higher account servicing and administrative costs. Net new subscribers totaled 13,500 and 43,600 in the third quarter and first nine months of 1994, respectively, compared with 10,900 and 30,500 in the third quarter and first nine months of 1993, respectively. Subscribers at September 30, 1994 totaled 303,200.

Foreign Operations
- ------------------

A portion of the Services Group's financial results is derived from activities in several foreign countries, each with a local currency other than the U.S. dollar. Since the financial results of the Services Group are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The Services Group's international activity is not concentrated in any single currency, which limits the risks of foreign rate fluctuations. In addition, foreign currency rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The Services Group routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Company, on behalf of the Services Group, uses foreign exchange forward contracts to hedge the risks associated with certain transac-tions denominated in currencies other than the functional currency. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. In addition, cumulative transla-tion adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. Brink's subsidiaries in Brazil and Israel operate in such highly inflationary economies.

Additionally, the Services Group is subject to other risks customarily associated with doing business in foreign countries, including economic conditions, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Services Group cannot be predict-ed.

Corporate Expenses
- ------------------

A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Services Group based on utilization and other methods and criteria which management believes to be equitable and a reasonable estimate of such expenses as if the Services Group operated on a stand alone basis. These allocations were $2.3 million and $2.5 million for the third quarter of 1994 and 1993, respectively, and $7.0 million and $7.1 million for the first nine months of 1994 and 1993, respectively. General corporate expenses in the 1993 third quarter and nine month periods included costs incurred for the Company's reclassification of its common stock into two classes.

Other Operating Income
- ----------------------

Other operating income decreased $1.0 million to $1.5 million in the 1994 third quarter from $2.5 million in the 1993 third quarter and decreased $2.0 million to $6.1 million in the first nine months of 1994 from $8.1 million in the first nine months of 1993. Other operating income consists primarily of equity earnings of foreign affiliates. These earnings, which are primarily attributable to equity affiliates of Brink's, amounted to $.8 million and $1.6 million for the third quarter of 1994 and 1993, respectively, and $4.2 million and $6.3 million for the first nine months of 1994 and 1993, respectively.

Interest Expense
- ----------------

Interest expense for the third quarter of 1994 decreased $.7 million to $1.5 million from $2.2 million in the third quarter of 1993 and decreased $2.1 million to $4.7 million in the first nine months of 1994 from $6.8 million in the first nine months of 1993. The decreases were primarily due to signifi-cantly lower average borrowings, a portion of which resulted from the redemp-tion in April 1994 of the Company's 9.2% Convertible Subordinated Debentures.

Other Income (Expense), Net
- ---------------------------

Other net expense for the third quarter of 1994 decreased $.8 million to a net expense of $.5 million from $1.3 million in the third quarter of 1993 and for the first nine months of 1994 increased $1.7 million to a net expense of $4.1 million from $2.4 million in the first nine months of 1993. Other operating expense in the first nine months of 1994 included expenses of $1.2 million recognized in the 1994 first quarter on the Company's redemption of its 9.2% Convertible Subordinated Debentures.

FINANCIAL CONDITION
- -------------------

A portion of the Company's corporate assets and liabilities has been attribut-ed to the Services Group based upon utilization of the shared services from which assets and liabilities are generated, which management believes to be equitable and a reasonable estimate of the asset and liabilities which would be generated if the Services Group operated on a stand alone basis.

Cash Provided by Operations
- ---------------------------

Cash provided by operating activities for the first nine months of 1994 totaled $118.5 million compared with $45.8 million in the first nine months of 1993. The increase in 1994 compared with 1993 was due to the increase in net income for the current year period and a significant increase in net cash provided by operating assets and liabilities. In accordance with the tax allocation policy, cash provided by operations in the first nine months of 1994 was net of $13.5 million of cash tax payments made by the Services Group to the Minerals Group for utilization of tax benefits generated by the Minerals Group.

Capital Expenditures
- --------------------

Cash capital expenditures for the first nine months of 1994 totaled $53.7 million, excluding equipment expenditures that have been or are expected to be financed through capital and operating leases, and any acquisition expendi-tures. Of the $53.7 million of cash capital expenditures for the first nine months of 1994, $17.1 million was made by Burlington, $11.3 million was made by Brink's, $25.2 million was made by BHS and $.1 million was attributed to the Services Group for corporate expenditures. Expenditures incurred by BHS in the first nine months of 1994 were primarily for customer installations, representing the expansion in the subscriber base. For the full year 1994, capital expenditures excluding expenditures that have been or are expected to be financed through capital and operating leases and acquisition expenditures, are estimated to approximate $75 million.

Financing
- ---------

The Services Group intends to fund its capital expenditure requirements during the remainder of 1994 primarily with anticipated cash flows from operating activities and through operating and capital leases if the latter are finan-cially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or short-term borrowing arrangements or borrowings from the Minerals Group. In March 1994, the Company entered into a $350 million revolving credit agreement with a syndicate of banks (the "New Facility"), replacing the Company's previously existing $250 million of revolving credit agreements. The New Facility includes a $100 million five-year term loan, which matures in March 1999. The New Facility also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250 million until March 1999. As of September 30, 1994, borrowings of $100 million were outstanding under the five-year term loan portion of the New Facility with no additional borrowings outstanding under the remainder of the facility. Of the total amount outstanding under the New Facility $23.4 million was attributed to the Services Group.

Debt
- ----

Cash used for external debt repayments and net lending to the Minerals Group, net of borrowings totaled $46.2 million. The amount of the $100 million term loan attributed to the Services Group was $23.4 million at September 30, 1994. Net payments to the Minerals Group of $42.2 million represent repayment of the December 31, 1993 balance of $13.3 million and additional lending of $28.9 million to the Minerals Group.

On April 15, 1994, the Company redeemed all outstanding 9.2% Convertible Subordinated Debentures due July 1, 2004. Such debt had been attributed to the Services Group. The principal amount outstanding was $27.8 million and the premium paid to call the debt totaled $.8 million. The Company used cash provided under its revolving credit agreements to redeem the debentures. The premium paid in addition to other charges related to the redemption are included in the Statement of Operations for the nine months ended September 30, 1994.

Capitalization
- --------------

Since the approval of the Services Stock Proposal, capitalization of the Services Group has been affected by all share activity related to Services Stock.

In 1993, the Board of Directors authorized a new share repurchase program under which up to 1,250,000 shares of Services Stock and 250,000 shares of Minerals Stock may be repurchased. As of September 30, 1994, a total of 142,500 shares of Services Stock had been acquired pursuant to the authoriza-tion, all of which was acquired in 1994 at an aggregate cost of $3.4 million.

Dividends
- ---------

The Board of Directors intends to declare and pay dividends on Services Stock based on earnings, financial condition, cash flow and business requirements of the Services Group. Since the Company remains subject to Virginia law limita-tions on dividends and to dividend restrictions in its public debt and bank credit agreements, losses by the Minerals Group could affect the Company's ability to pay dividends in respect of stock relating to the Services Group.

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

During the first nine months of 1994, the Board of Directors declared and the Company paid cash dividends of 15 cents per share of Services Stock. On an equivalent basis, during the first nine months of 1993 the Company paid dividends of 14.1 cents per share of Services Stock.



                                   Pittston Minerals Group
                                       BALANCE SHEETS
                                       (In thousands)

                                                             Sep. 30,     Dec. 31,
                          ASSETS                               1994         1993
- ----------------------------------------------------------------------------------
Current assets:                                             (Unaudited)
  Cash and cash equivalents                                  $  6,072       2,141
  Short-term investments, at lower of cost or market           22,517      21,065
  Accounts receivable (net of estimated amount
    uncollectible:  1994 - $2,399; 1993 - $2,295)              98,889      84,978
  Receivable - Pittston Services Group                              -      19,098
  Inventories, at lower of cost or market:
    Coal                                                       25,984      18,649
    Other                                                       4,851       2,271
- ----------------------------------------------------------------------------------
                                                               30,835      20,920
  Prepaid expenses                                              9,373       8,235
  Deferred income taxes                                        28,573      30,723
- ----------------------------------------------------------------------------------
    Total current assets                                      196,259     187,160
Property, plant and equipment, at cost (net of
  accumulated depreciation, depletion and amortization:
  1994 - $151,581; 1993 - $205,447)                           220,318     181,745
Deferred pension assets                                        75,512      74,641
Deferred income taxes                                         112,829      76,887
Coal supply contracts                                          92,627      35,462
Intangibles, net                                               84,371       1,408
Receivable - Pittston Services Group                            7,927      14,709
Other assets                                                   38,418      34,235
- ----------------------------------------------------------------------------------
    Total assets                                             $828,261     606,247
==================================================================================

        LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Current maturities of long-term debt                       $    359          30
  Accounts payable                                             73,174      50,383
  Payable - Pittston Services Group                            10,930           -
  Accrued liabilities                                         153,104     124,421
- ----------------------------------------------------------------------------------
    Total current liabilities                                 237,567     174,834
Long-term debt, less current maturities                        77,432         279
Postretirement benefits other than pensions                   214,319     207,416
Workers' compensation and other claims                        130,391     118,502
Deferred income taxes                                           5,397           -
Other liabilities                                             179,438     130,073
Shareholder's equity                                          (16,283)    (24,857)
- ----------------------------------------------------------------------------------
    Total liabilities and shareholder's equity               $828,261     606,247
==================================================================================

See accompanying notes to financial statements.

                                   PITTSTON MINERALS GROUP
                                   STATEMENT OF OPERATIONS
                          (In thousands, except per share amounts)
                                         (Unaudited)


                                                Three Months              Nine Months
                                             Ended September 30        Ended September 30
- ------------------------------------------------------------------------------------------
                                                1994       1993         1994        1993
- ------------------------------------------------------------------------------------------
Net sales                                    $210,142    169,040      589,033      511,488
- -------------------------------------------------------------------------------------------
Cost of sales                                 199,372    158,975      578,197      481,473
Restructuring and other charges                     -          -       90,806            -
Selling, general and administrative
  expenses                                      9,309      8,814       27,544       25,899
- -------------------------------------------------------------------------------------------
  Total costs and expenses                    208,681    167,789      696,547      507,372
- -------------------------------------------------------------------------------------------
Other operating income                          6,093      2,476       12,351        7,734
- -------------------------------------------------------------------------------------------

Operating profit (loss)                         7,554      3,727      (95,163)      11,850
Interest income                                    38        121          138          555
Interest expense                               (1,683)       (84)      (3,821)      (1,305)
Other income (expense), net                      (220)      (145)        (657)        (412)
- -------------------------------------------------------------------------------------------
Income (loss) before income taxes               5,689      3,619      (99,503)      10,688
Provision (credit) for income taxes              (507)    (2,313)     (38,370)      (1,156)
- -------------------------------------------------------------------------------------------
Net income (loss)                               6,196      5,932      (61,133)      11,844
Preferred stock dividends                        (541)         -       (2,804)           -
- -------------------------------------------------------------------------------------------

Net income (loss) attributed
  to common shares                           $  5,655      5,932      (63,937)      11,844
===========================================================================================

Per Pittston Minerals Group common share:
  Net income (loss):
    Primary                                  $    .74        .80        (8.44)        1.61
- -------------------------------------------------------------------------------------------
    Fully diluted                            $    .61        .79        (8.44)        1.60
- -------------------------------------------------------------------------------------------
  Cash dividends                             $  .1625      .1625        .4875        .4579
- -------------------------------------------------------------------------------------------

Average shares outstanding of Pittston
  Minerals Group Common Stock:
    Primary                                     7,605      7,386        7,578        7,343
- -------------------------------------------------------------------------------------------
    Fully diluted                              10,080      7,544        7,578        7,424
===========================================================================================

See accompanying notes to financial statements.

                                   PITTSTON MINERALS GROUP
                                  STATEMENTS OF CASH FLOWS
                                       (In thousands)
                                         (Unaudited)

                                                                     Nine Months Ended
                                                                       September 30
- ---------------------------------------------------------------------------------------
                                                                     1994         1993
- ---------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                               $ (61,133)    11,844
  Adjustments to reconcile net income (loss) to net cash
    provided (used) by operating activities:
      Noncash charges and other write-offs                           46,487          -
      Depreciation, depletion and amortization                       31,135     20,661
      Provision (credit) for deferred income taxes                  (19,495)     2,834
      Credit for pensions, noncurrent                                  (871)    (1,921)
      Provision for uncollectible accounts receivable                   132        518
      Equity in earnings of unconsolidated affiliates,
        net of dividends received                                      (130)      (497)
      Other operating, net                                           (2,993)      (661)
      Change in operating assets and liabilities net of
        effects of acquisitions and dispositions:
        Increase in accounts receivable                             (14,869)   (18,252)
        Decrease (increase) in inventories                           (4,101)     1,084
        Increase in prepaid expenses                                 (1,459)    (2,001)
        Increase (decrease) in accounts payable
          and accrued liabilities                                    (1,243)    14,688
        Decrease (increase) in other assets                           1,327     (1,284)
        Increase (decrease) in other liabilities                         59     (2,882)
        Increase (decrease) in workers' compensation and
            other claims, noncurrent                                  7,255    (10,156)
        Other, net                                                     (203)      (410)
- ---------------------------------------------------------------------------------------
           Net cash provided (used) by operating activities         (20,102)    13,565
- ---------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property, plant and equipment                        (17,614)   (16,695)
  Property, plant and equipment pending lease financing                (225)    (3,449)
  Disposal of property, plant and equipment                           4,185      1,876
  Acquisitions and related contingent payments                     (157,231)       (19)
  Other, net                                                          8,206      9,935
- ---------------------------------------------------------------------------------------
           Net cash used by investing activities                   (162,679)    (8,352)
- ---------------------------------------------------------------------------------------
Cash flows from financing activities:
  Additions to debt                                                  76,566          -
  Reductions of debt                                                   (382)         -
  Payments (to) from - Services Group                                42,196     (1,998)
  Repurchase of stock                                                (3,767)      (185)
  Proceeds from exercise of stock options                             1,211      1,058
  Proceeds from the sale of stock to SIP                                  -         44
  Proceeds from sale of stock to Services Group                         253         48
  Proceeds from the issuance of preferred stock,
    net of cash expenses                                             77,359          -
  Cost of Services Stock Proposal                                        (2)    (1,145)
  Dividends paid                                                     (6,722)    (3,361)
  Net cash to the Company                                                 -       (896)
- ---------------------------------------------------------------------------------------
           Net cash provided (used) by financing activities         186,712     (6,435)
- ---------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                  3,931     (1,222)
Cash and cash equivalents at beginning of period                      2,141      1,990
- ---------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                        $   6,072        768
=======================================================================================

See accompanying notes to financial statements.

                            PIITSTON MINERALS GROUP
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                   (In thousands, except per share amounts)

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

     The Company, at any time, has the right to exchange each outstanding share of Minerals Stock for shares of Services Stock having a fair market value equal to 115% of the fair market value of one share of Minerals Stock. In addition, upon the sale, transfer, assignment or other disposition, whether by merger, consolidation, sale or contribution of assets or stock or otherwise, of all or substantially all of the proper-ties and assets of the Minerals Group to any person, entity or group (with certain exceptions), the Company is required to exchange each outstanding share of Minerals Stock for shares of Services Stock having a fair market value equal to 115% of the fair market value of one share of Minerals Stock. Shares of Services Stock are not subject to either optional or mandatory exchange.

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

(2) Minerals stock's fully diluted earnings per share computation for the nine months ended September 30, 1994, is the same as primary earnings per share because it is antidilutive, decreasing the loss per share.

(3) The amounts of depreciation, depletion and amortization of property, plant and equipment in the 1994 third quarter and nine month periods totaled $5,890 ($6,430 in 1993) and $18,202 ($17,414 in 1993), respec-
     tively.

(4) Cash payments made for interest and income taxes (net of refunds re-ceived) were as follows:

                               Third Quarter        Nine Months
          --------------------------------------------------------
                               1994     1993       1994     1993
          --------------------------------------------------------
          Interest           $ 1,828      754      3,344    2,100
          ========================================================
          Income taxes       $(5,497)   1,526    (12,870)    (123)
          ========================================================


     In accordance with the tax allocation policy, cash income taxes paid was net of amounts received from the Services Group for utilization of tax benefits generated by the Minerals Group totalling $5,689 and $13,489 for the quarter and nine months ended September 30, 1994, respectively.
     There were no such receipts from the Services Group for the quarter ended September 30, 1993, and for the nine months ended September 30, 1993, receipts totalled $2,161.

     During the nine months ended September 30, 1994, the Minerals Group acquired one business for an aggregate purchase price of $157,231. See
     Note 5.

     During the nine months ended September 30, 1994, capital lease obliga-tions of $746 were incurred for leases of property, plant and equipment.

     In December 1993, the Minerals Group sold the majority of the assets of its captive mine supply company. Cash proceeds of $8,400 from the sale was received on January 2, 1994, and has been included in "Cash flow from investing activities: Other, net".

     During the nine month period ended September 30, 1993, the Minerals Group sold a coal preparation plant and related interest in land, equipment and facilities for mineral reserves with a fair market value of $13,300 and cash of $10,700. The cash proceeds of $10,700 less $1,001 in expenses related to the transaction have been included in "Cash flow from invest-ing activities: Other, net".

(5) On January 14, 1994, a wholly owned indirect subsidiary of the Minerals Group completed the acquisition of substantially all of the coal mining operations and coal sales contracts of Addington Resources, Inc. for $157,231. The acquisition has been accounted for as a purchase; accord-ingly, the purchase price has been allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of acquisition. Based on preliminary estimates, subject to finalization by year-end, the fair value of assets acquired was $180,017 and liabili-ties assumed was $107,174. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was $84,388 and is being amortized over a period of 40 years. The results of operations of the acquired company have been included in the Minerals Group's results of operations since the date of acquisition.

     The acquisition was financed by the issuance of $80,500 of a new series of the Company's preferred stock, convertible into Minerals Stock, and additional debt under existing credit facilities. This financing has been attributed to the Minerals Group. In March 1994, the additional debt incurred for this acquisition was refinanced with a five-year term loan.

     The following pro forma results, however, assume that the acquisition and related financing had occurred at the beginning of the periods presented. The unaudited pro forma data below are not necessarily indicative of results that would have occurred if the transaction were in effect for the nine month periods ended September 30, 1994 and 1993 and the quarter ended September 30, 1993, nor are they indicative of the future results of operations of the Minerals Group.


                                                          Pro Forma (Unaudited)
         -----------------------------------------------------------------------------
                                                 Three Months Ended  Nine Months Ended
                                                    September 30,      September 30,
         -----------------------------------------------------------------------------
                                                        1993         1994       1993
         -----------------------------------------------------------------------------
         Net sales and operating revenues             $243,382     598,959    706,364
         ============================================================================
         Net income (loss)                              14,956     (60,709)    26,310
         ============================================================================

         Pittston Minerals Group:
           Net income (loss) attributed to
             common shares:                           $ 13,699     (63,765)    22,537
         ----------------------------------------------------------------------------
           Net income (loss) per common share:
             Primary                                  $   1.85       (8.41)      3.07
         ----------------------------------------------------------------------------
             Fully diluted                            $   1.49       (8.41)      2.65
         ----------------------------------------------------------------------------
           Average common shares outstanding:
             Primary                                     7,386       7,578      7,343
         ----------------------------------------------------------------------------
             Fully diluted                              10,046       7,578      9,926
         ============================================================================

(6) The Company has authority to issue up to 2,000 shares of preferred stock, par value $10 per share. In January 1994, the Company issued 161 shares of its $31.25 Series C Cumulative Convertible Preferred Stock, par value $10 per share (the "Convertible Preferred Stock"). The Convertible Preferred Stock pays an annual cumulative dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefor, when, as and if declared by the Board of Directors of the Company, and bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon. Each share of the Convertible Preferred Stock is convertible at the option of the holder at any time after March 11, 1994, unless previously redeemed or, under certain circum-stances, called for redemption, into shares of Minerals Stock at a conversion price of $32.175 per share of Minerals Stock, subject to adjustment in certain circumstances. Except under certain circum-stances, the Convertible Preferred Stock is not redeemable prior to February 1, 1997. On and after such date, the Company may at its option, redeem the Convertible Preferred Stock, in whole or in part, for cash initially at a price of $521.875 per share, and thereafter at prices declining ratably annually on each February 1 to an amount equal to $500 per share on and after February 1, 2004, plus in each case an amount equal to accrued and unpaid dividends on the date of redemption. Except under certain circumstances or as prescribed by Virginia law, shares of the Convertible Preferred Stock are nonvot-ing. Other than the Convertible Preferred Stock no shares of pre-ferred stock are presently issued or outstanding. In July 1994, the Company repurchased 8 shares of Convertible Preferred Stock at a total cost of $3,366 under a repurchase program that authorizes repurchases of up to $15,000. The excess of the carrying value of the Convertible Preferred Stock over the purchase price was $632 and reduced the amount of preferred dividends deducted from net income to arrive at net income available to common shareholders.

(7) As a result of the continuing long-term decline in the metallurgical coal markets, which was evidenced by severe price reductions, the Minerals Group accelerated its strategy of decreasing its exposure to these markets by reducing its metallurgical coal production and increas-ing its production and sales of lower cost surface mineable steam coal. After a review of the economic viability of the remaining metallurgical coal assets, management determined that four underground mines were no longer economically viable and would be closed resulting in significant economic impairment to three related preparation plants. In addition, it was determined that one surface steam coal mine, the Heartland mine, which provides coal to Alabama Power under a long-term sales agreement, would be closed due to rising costs caused by unfavorable geological conditions.

      As a result of these decisions, the Minerals Group incurred pre-tax charges of $90.8 million in the first quarter of 1994 which included a reduction in the carrying value of these assets and related accruals for mine closure costs. These charges included asset writedowns of $46.5 million which reduced the book carrying value of such assets to what management believes to be their net realizable value based on either estimated sales or leasing of such property to unrelated third parties. In addition, the charges included $3.8 million for required lease payments owed to lessors for machinery and equipment that would be idled as a result of the mine and facility closures. The charges also included $19.3 million for mine and plant closure costs which represent-ed estimates for reclamation and other environmental costs to be incurred to bring the properties in compliance with federal and state mining and environmental laws. This accrual is required due to the premature closing of the mines. The accrual also included $21.2 million in contractually or statutorily required employee severance and other benefit costs associated with termination of employees at these facili-ties and costs associated with inactive employees at these facilities. Such employee benefits include severance payments, medical insurance, workers' compensation and other benefits and have been calculated in accordance with contractually (collective bargaining agreements signed by certain coal subsidiaries included in the Minerals Group) and legally required employee severance and other benefits. In the 1994 third quarter, the Minerals Group paid $3.4 million of these liabilities, of which $.9 million was for idled leased equipment; $1.2 million was for facility closure costs and $1.3 million was for terminated employee costs. In the first nine months of 1994, $8.5 million was paid, of which $1.3 million was for leased equipment; $2.9 million was for facility closure costs, and $4.3 million was for terminated employee costs.

      Of the four underground mines, one has ceased coal production, one is expected to cease coal production in the 1994 fourth quarter, while the remaining two mines are expected to cease coal production next year. During the second quarter of 1994 the Minerals Group reached agreement with Alabama Power Company to transfer the coal sales contract currently serviced by the Heartland mine to another location in West Virginia.
      The Heartland mine ceased coal production during the 1994 third quarter and final reclamation and environmental work has begun. As of the beginning of this year, there were approximately 750 employees involved in operations at these facilities and other administrative support. To date, employment at these facilities has been reduced by 47% to approxi-mately 400 employees.

      Although coal production has or will cease at these mines, the Minerals Group will incur reclamation and environmental costs for several years to bring these properties into compliance with federal and state environmental laws. In addition, employee termination and medical costs will continue to be incurred for several years after the facili-ties have been closed. The significant portion of these employee liabilities is for statutorily provided workers' compensation costs for inactive employees. Such benefits include indemnity and medical costs as required under state workers' compensation laws. The long maturities are based on continued, and in some cases lifetime, indemnity and medical payments to injured former employees and their surviving spouses. Management believes that the charges incurred in the first quarter of 1994 should be sufficient to provide for these future costs and does not anticipate material additional future charges to operating earnings for these facilities, although continual cash funding will be required over the next several years.

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


                            PITTSTON MINERALS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

The financial statements of the Pittston Minerals Group (the "Minerals Group") include the balance sheets, results of operations and cash flows of the Coal and Mineral Ventures operations of The Pittston Company (the "Company"), and a portion of the Company's corporate assets and liabilities and related trans-actions which are not separately identified with operations of a specific segment. The Minerals Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corp-orate allocations reflected in these financial statements are determined based upon methods which management believes to be an equitable allocation of such expenses and credits. The accounting policies applicable to the preparation of the Minerals Group's financial statements may be modified or rescinded at the sole discretion of the Company's Board of Directors (the "Board") without the approval of the shareholders, although there is no intention to do so.

The Company provides to holders of the Pittston Minerals Group Common Stock ("Minerals Stock") separate financial statements, financial reviews, descrip-tions of business and other relevant information for the Minerals Group in addition to consolidated financial information of the Company. Notwithstand-ing the attribution of assets and liabilities (including contingent liabili-ties) between the Minerals Group and the Pittston Services Group (the "Servic-es Group") for the purpose of preparing their financial statements, this attribution and the change in the capital structure of the Company as a result of the approval of the Services Stock Proposal, as described in the Company's proxy statement dated June 24, 1993, did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. Holders of Minerals Stock are shareholders of the Company, which continues to be respon-sible for all its liabilities. Therefore, financial developments affecting the Minerals Group or the Services Group that affect the Company's financial condition could affect the results of operations and financial condition of both Groups. Accordingly, the Company's consolidated financial statements must be read in connection with the Minerals Group's financial statements.

The following discussion is a summary of the key factors management considers necessary in reviewing the Minerals Group's results of operations, liquidity and capital resources. This discussion should be read in conjunction with the financial statements and related notes of the Company.



                                     SEGMENT INFORMATION
                                       (In thousands)

                                                    Three Months           Nine Months
                                                 Ended September 30     Ended September 30
- ------------------------------------------------------------------------------------------
                                                   1994       1993        1994      1993
- ------------------------------------------------------------------------------------------
Net sales:
  Coal                                           $205,831   165,790     577,627  500,106
  Mineral Ventures                                  4,311     3,250      11,406   11,382
- -----------------------------------------------------------------------------------------
Net sales                                        $210,142   169,040     589,033  511,488
=========================================================================================

Operating profit (loss):
  Coal                                           $  8,488     6,017     (90,956)  17,306
  Mineral Ventures                                    786      (461)        854     (148)
- -----------------------------------------------------------------------------------------
  Segment operating profit (loss)                   9,274     5,556     (90,102)  17,158
  General corporate expense                        (1,720)   (1,829)     (5,061)  (5,308)
- -----------------------------------------------------------------------------------------
Operating profit (loss)                             7,554     3,727     (95,163)  11,850
Interest income                                        38       121         138      555
Interest expense                                   (1,683)      (84)     (3,821)  (1,305)
Other income (expense), net                          (220)     (145)       (657)    (412)
- -----------------------------------------------------------------------------------------
Income (loss) before income taxes                   5,689     3,619     (99,503)  10,688
Provision (credit) for income taxes                  (507)   (2,313)    (38,370)  (1,156)
- -----------------------------------------------------------------------------------------
Net income (loss)                                $  6,196     5,932     (61,133)  11,844
=========================================================================================


RESULTS OF OPERATIONS
- ---------------------

In the third quarter of 1994, the Minerals Group reported net income of $6.2 million or $.74 per share ($.61 per share on a fully diluted basis) compared with net income of $5.9 million or $.80 per share ($.79 per share on a fully diluted basis) in the third quarter of 1993. Operating profit for the 1994 third quarter totaled $7.6 million, or $3.9 million greater than the $3.7 million operating profit reported in the same period of last year. Operating profit increased for both the Coal and Mineral Ventures segment with only a slight decrease in general corporate operating expenses. Net income for the 1994 third quarter was negatively impacted by increased net interest expense compared with the same period of last year.

For the first nine months of 1994, the Minerals Group reported a net loss of $61.1 million or $8.44 per share and an operating loss of $95.2 million compared with net income of $11.8 million or $1.61 per share and operating profit of $11.9 million for the first nine months of 1993. The decrease in both net income and operating profit for the current nine month period compared with the same period of last year was attributable to the Coal segment whose results included charges for asset writedowns, accruals for costs related to facilities which are being closed and operating losses incurred related to these facilities, which in the aggregate reduced operating profit and net income by $90.8 million and $58.1 million, respectively. Mineral Ventures operations reported an increase in operating profit in the first nine months of 1994 and general corporate expenses decreased $.2 million for the same period compared to the prior year period. The first nine months of 1993 was adversely affected by a one-time coal litigation charge and corporate charges related to the Company's then proposed reclassification of its common stock into two classes. Net income for the first nine months of 1994 was also affected by greater net interest expense compared to the same period of last year.

Coal
- ----

Coal Operations earned an operating profit of $8.5 million in the third quarter of 1994, a $2.5 million increase over the $6.0 million recorded in the year earlier quarter. The third quarter of 1994 included the operating results from substantially all the coal mining operations and coal sales contracts of Addington Resources, Inc. ("Addington"), which were acquired by the Minerals Group on January 14, 1994. Operating profit in the current year quarter benefitted from a $2.5 million gain on the sale of a natural gas pipeline to a production company.

Sales volume of 7.5 million tons for the third quarter of 1994 was 37% or 2.0 million tons higher than sales volume in the third quarter of 1993. Virtually all of the increased sales were attributable to steam coal with sales of 4.9 million tons (65% of total sales), up from 2.7 million tons (49% of total sales) in the third quarter of 1993, while metallurgical coal sales decreased 7% from 2.8 million tons in the third quarter of 1993 to 2.6 million tons for the third quarter of this year. Coal produced and purchased totaled 7.3 million tons in the 1994 third quarter, a 31% or 1.7 million ton increase over the same period of 1993. The increase in coal sales and coal produced/purchased in the third quarter of 1994 as compared with the third quarter of 1993 is largely attributable to the Addington operations.

In the 1994 third quarter, 29% of total production was derived from deep mines and 71% was derived from surface mines compared with 49% and 51% of deep and surface mine production, respectively, in the 1993 third quarter. During the 1994 third quarter operations commenced at three new surface operations in West Virginia, which are expected to produce low sulphur steam coal at a rate of three million tons per annum.

Average coal margin (realization less current production costs of coal sold), which was $2.09 per ton for the 1994 third quarter, decreased $.96 per ton from the prior year third quarter with a 7% or $2.15 per ton decrease in average realization partially offset by a 5% or $1.19 per ton decrease in average current production costs of coal sold. The higher percentage of steam coal sales and declines in export metallurgical coal prices contributed to the decline in average realization. The decrease in average cost is largely due to the shift to lower cost surface production.

Although average realization per ton in the 1994 third quarter was essentially the same as the 1994 second quarter, average coal margin decreased $.53 per ton on a quarter-to-quarter comparison due to higher average per ton costs.
In the 1994 third quarter, operating costs were adversely impacted by, among other things, surface mine performance in Virginia due to the relocation of equipment to a lower cost and more productive mine, the delay in obtaining a mine permit and poor mining conditions at one mine as well as the continuing integration of the Addington operations. Management is reviewing its options of sources used to fulfill its coal sales agreements in order to prevent any further declines in margins.

Coal Operations had an operating loss totaling $91.0 million in the first nine months of 1994 compared with an operating profit of $17.3 million in the year earlier nine month period. The Coal operating loss in the first nine months of 1994 included $90.8 million of charges for asset writedowns and accruals for costs related to facilities which are being closed (further discussed below). In addition, the decrease compared with prior year's nine months operating results reflected the adverse impact of the severe winter weather in the 1994 first quarter which particularly hampered surface mine production and river transportation. Operating profit in the first nine months of 1993 was negatively impacted by a $1.8 million charge to settle litigation related to the moisture content of tonnage used to compute royalty payments to the UMWA pension and benefit funds during the period ending February 1, 1988.

Sales volume of 20.7 million tons for the first nine months of 1994 was 27% or
4.4 million tons higher than sales volume in the first nine months of 1993. The increased sales were attributable to steam coal with sales of 13.3 million tons (64% of total sales), up from 7.6 million tons (47% of total sales), while metallurgical coal sales decreased 15% from 8.7 million tons to 7.4 million tons. Coal produced and purchased totaled 20.8 million tons for first nine months of 1994, a 29% or 4.7 million ton increase over the first nine months of 1993. The increase in coal sales and coal produced/purchased in the first nine months of 1994 as compared with the first nine months of 1993 was largely attributable to the Addington operations.

In the first nine months of 1994, 32% of total production was derived from deep mines and 68% was derived from surface mines compared with 55% and 45% of deep and surface mine production, respectively, in the first nine months of 1993.

Production in the first nine months of 1994 was adversely impacted by the extreme cold weather and above-normal precipitation in the first quarter of the year which resulted in a large number of lost production days and inter-ruptions which limited output efficiencies during periods of performance. Sales also suffered due to lost loading days and were impeded by restricted road accessibility, particularly during the first quarter of the year. Sales were further impacted by the lack of rail car availability and the disruption of river barge service initially due to frozen waterways and subsequently due to the heavy snow melt and rain, which raised the rivers above operational levels. The severe weather during the first quarter also reduced output from purchased coal suppliers, which hindered the ability to meet customer ship-ments during the period. In addition to weather related difficulties, operations in the 1994 first quarter were affected by lost business due to a utility customer's plant closure and production shortfalls due to the with-drawal of contract producers from the market.

Early in the year the metallurgical coal markets continued their long-term decline with price reductions of $3.85 per ton negotiated between Canadian and Australian producers and Japanese steel mills. During the 1994 second quarter Coal Operations reached agreement with its major Japanese steel customers for new three-year agreements (subject to annual price renegotiations) for metallurgical coal shipments. Such agreements replaced sales contracts which expired on March 31, 1994. Pricing under the new agreements for the coal year beginning April 1, 1994 was impacted by the price reductions accepted by foreign producers, but was largely offset by modifications in coal quality specification which allows the Coal Operation flexibility in sourcing and blending the coals. Sales of metallurgical coal are expected to continue to decrease.

As a result of the continuing long-term decline in the metallurgical coal markets, which was evidenced by the previously discussed severe price reduc-tions, the Coal Operations accelerated its strategy of decreasing its exposure to these markets by reducing its metallurgical coal production and increasing its production and sales of lower cost surface mineable steam coal. After a review of the economic viability of the remaining metallurgical coal assets earlier this year, management determined that four underground mines were no longer economically viable and would be closed resulting in signifi-cant economic impairment to three related preparation plants. In addition, it was determined that one surface steam coal mine, the Heartland mine, which provides coal to Alabama Power under a long-term sales agreement, would be closed due to rising costs caused by unfavorable geological conditions.

As a result of these decisions, the Coal Operations incurred pre-tax charges of $90.8 million in the first quarter of 1994 which included a reduction in the carrying value of these assets and related accruals for mine closure costs. These charges included asset writedowns of $46.5 million which reduced the book carrying value of such assets to what management believes to be their net realizable value based on either estimated sales or leasing of such property to unrelated third parties. In addition, the charges included $3.8 million for required lease payments owed to lessors for machinery and equip-ment that would be idled as a result of the mine and facility closures. The charges also included $19.3 million for mine and plant closure costs which represented estimates for reclamation and other environmental costs to be incurred to bring the properties in compliance with federal and state mining and environmental laws. This accrual is required due to the premature closing of the mines. The accrual also included $21.2 million in contractually or statutorily required employee severance and other benefit costs associated with termination of employees at these facilities and costs associated with inactive employees at these facilities. Such employee benefits include severance payments, medical insurance, workers' compensation and other benefits and have been calculated in accordance with contractually (collective bargaining agreements signed by certain coal subsidiaries included in the Coal Operations) and legally required employee severance and other benefits. In the 1994 third quarter, the Company paid $3.4 million of these liabilities, of which $.9 million was for idled leased equipment; $1.2 million was for facility closure costs and $1.3 million was for terminated employee costs. In the first nine months of 1994, $8.5 million was paid, of which $1.3 million was for leased equipment; $2.9 million was for facility closure costs, and $4.3 million was for terminated employee costs.

Of the four underground mines, one has ceased coal production, one is expected to cease coal production in the 1994 fourth quarter, while the remaining two mines are expected to cease coal production next year. During the second quarter of 1994 the Coal Operations reached agreement with Alabama Power Company to transfer the coal sales contract currently serviced by the Heart-land mine to another location in West Virginia. The Heartland mine ceased coal production during the 1994 third quarter and final reclamation and environmental work has begun. As of the beginning of this year, there were approximately 750 employees involved in operations at these facilities and other administrative support. To date, employment at these facilities has been reduced by 47% to approximately 400 employees.

As discussed previously, the effects of this strategy have been to decrease Coal Operations' exposure to the metallurgical coal markets and to increase its production and sales of lower cost surface mineable steam coal. For the third quarter and first nine months of 1994, steam coal sales have risen to approximately 65% of total coal sales up from slightly less than 50% for the comparable periods last year. In addition, production from surface mines has increased to 71% for the first nine months of 1994 as compared to 45% for the same period last year. Management expects this trend to continue due to the previously mentioned three new surface mines, which are expected to produce 3 million tons on an annual basis, that commenced operations in the third quarter of this year. In addition, on a year-to-date basis, metallurgical coal production has decreased to 4.7 million tons versus 6.8 million tons when comparing 1994 to 1993.

Although coal production has or will cease at these mines, the Coal Operations will incur reclamation and environmental costs for several years to bring these properties into compliance with federal and state environmental laws.
In addition, employee termination and medical costs will continue to be incurred for several years after the facilities have been closed. The significant portion of these employee liabilities is for statutorily provided workers' compensation costs for inactive employees. Such benefits include indemnity and medical costs as required under state workers' compensation laws. The long maturities are based on continued, and in some cases lifetime, indemnity and medical payments to injured former employees and their surviving spouses. Management believes that the charges incurred in the first quarter of 1994 should be sufficient to provide for these future costs and does not anticipate material additional future charges to operating earnings for these facilities, although continual cash funding will be required over the next several years.

The following table analyzes the changes in liabilities during 1994 for closed facilities and follows with a discussion of their estimated maturities:

     ----------------------------------------------------------------------------------
                                     Balance                        1994        Balance
                                      as of         1994            Cash         as of
                                    12/31/93 (a)  Additions (b)   Payments (c)  9/30/94
     ----------------------------------------------------------------------------------
                                                        (In millions)
     Leased machinery and equipment   3.1           3.8              2.6          4.3
     Mine and plant closure costs    28.4          19.3              6.1         41.6
     Employee termination, medical
       and severance costs           33.5          21.2             11.0         43.7
     ---------------------------------------------------------------------------------
     Total                           65.0          44.3             19.7         89.6
     =================================================================================


(a) These amounts represent the remaining liabilities for closed facilities recorded in prior years. They relate principally to incremental facility closing costs, including reclamation and employee benefit costs, primari-ly workers' compensation, which will continue to be paid for several years.

(b) These amounts represent the previously discussed accruals during the first quarter of 1994.

(c) These amounts represent total cash payments made during the first nine months of 1994 for all liabilities related to these facilities. Of the total payments made, $11.2 million was for liabilities recorded in prior years.

During the next twelve months, payment of liabilities related to these closed facilities is expected to be approximately $21 million. The Coal Operations estimate that the remaining liability for leased machinery and equipment will be fully paid over the next two years. The liability for mine and plant closure costs is expected to be satisfied over the next ten years of which approximately 70% is expected to be paid over the first three years. The liability for employee related costs which is primarily workers' compensation is estimated to be 70% settled over the next five years with the balance paid during the following five to ten years.

For the third quarter 1994, Coal Operations' closed facilities (including those facilities for which the decision to close was made earlier this year) increased operating profit by $.6 million, whereas for the first nine months of 1994, these facilities incurred operating losses of $7.7 million. The first nine months of 1994 included losses of $6.7 million incurred in the first quarter of the year for the facilities designated for closure in 1994.

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

Mineral Ventures
- ----------------

Operating profit of Mineral Ventures increased $1.2 million in the 1994 third quarter to an operating profit of $.8 million, from an operating loss of $.4 million in the prior year third quarter. Operating profit in the 1994 third quarter was positively impacted by a significant increase in production at the Stawell gold mine. The Stawell gold mine in western Victoria, Australia, in which Mineral Ventures has a 67% interest, produced 21,700 ounces in the period compared to 16,900 ounces in the third quarter of 1993. The favorable change in operating profit for the 1994 third quarter compared to the same period of 1993 also reflected the fourth quarter 1993 closure of the Uley graphite property in Australia.

In the first nine months of 1994, operating profit of Mineral Ventures increased $1.0 million to $.9 million from a loss of $.1 million in the year earlier nine months. Operating results in the first nine months of 1993 included costs related to the Uley graphite property which was closed in the 1994 fourth quarter. Although gold production at the Stawell gold mine increased for the first nine months of 1994 compared with the same period a year ago, Mineral Ventures operating results for the first nine months of 1994 were impacted by increased exploration costs in Nevada as well as higher operating costs incurred during the 1994 first quarter as a result of an operator accident at Stawell. The Stawell gold mine produced 57,500 ounces in the first nine months of 1994 compared with 56,300 ounces in the comparable period of 1993. Successful exploration efforts indicate an increase of approximately 90,000 ounces of additional proven and probable gold reserves at the Stawell gold mine. At September 30, 1994, remaining proven and probable gold reserves are estimated at 307,300 ounces. Mineral Ventures is continuing gold exploration projects in Nevada and Australia with its joint venture partner.

Other Operating Income
- ----------------------

Other operating income for the third quarter of 1994 increased $3.6 million to $6.1 million from $2.5 million recognized in the year earlier quarter and increased $4.7 million to $12.4 million in the first nine months of 1994 from $7.7 million in the first nine months of last year. Other operating income principally includes royalty income from coal and natural gas properties and gains and losses attributable to sales of property and equipment. The increase in both the current year quarter and nine month period compared to the same periods last year is largely due to the $2.5 million gain recognized in the 1994 third quarter from the sale of the natural gas pipeline and increased coal and natural gas royalties.

Corporate Expenses
- ------------------

A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Minerals Group based on utilization and other methods and criteria which management believes to be equitable and a reasonable estimate of such expenses as if the Minerals Group operated on a stand alone basis. These allocations were $1.7 million and $1.8 million for the third quarter of 1994 and 1993, respectively, and $5.1 million and $5.3 million for the first nine months of 1994 and 1993, respectively. General corporate expenses in the third quarter and first nine months of 1993 included costs incurred for the Company's reclassification of its common stock into two classes.

Interest Expense
- ----------------

Interest expense for the third quarter of 1994 increased $1.6 million to $1.7 million from $.1 million in the third quarter of 1993 and increased $2.5 million to $3.8 million in the first nine months of 1994 from $1.3 million in the first nine months of 1993. Interest expense in the third quarter and first nine months of 1994 included interest incurred on borrowings used to finance the Addington acquisition and initial working capital requirements. Interest expense in the first nine months of 1993 included interest assessed on settlement of coal litigation related to the moisture content of tonnage used to compute royalty payments to UMWA pension and benefit funds.

FINANCIAL CONDITION
- -------------------

A portion of the Company's corporate assets and liabilities has been attribut-ed to the Minerals Group based upon utilization of the shared services from which assets and liabilities are generated, which management believes to be equitable and a reasonable estimate of the asset and liabilities which would be generated if the Minerals Group operated on a stand alone basis.

Cash Provided by Operations
- ---------------------------

Operating activities for the first nine months of 1994 used cash of $20.1 million, while operations in the first nine months of 1993 provided cash of $13.6 million. Operations provided less cash in the 1994 period largely due to the integration of operating activities of Addington which required cash to finance initial working capital needs. Net income, noncash charges and changes in operating assets and liabilities in the first nine months of 1994 were significantly affected by after-tax special and other charges of $58.1 million which used cash of approximately $8.5 million in the first nine months of 1994. In addition, in the first nine months of 1994, $11.2 million was paid for facilities closed in prior periods. Of the total $90.8 million of the 1994 pre-tax charges, $46.5 million was for noncash writedowns of assets and the remainder represents liabilities which are expected to be paid over the next several years. As discussed under Coal Operations, funding require-ments for closed facilities are expected to be approximately $21 million during the next twelve months. In accordance with the tax allocation policy, cash provided by operations in the first nine months of 1994 included $13.5 million of cash received from the Services Group for utilization of tax benefits generated by the Minerals Group.

Capital Expenditures
- --------------------

Cash capital expenditures for the first nine months of 1994 totaled $17.6 million, excluding equipment expenditures that have been or are expected to be financed through capital and operating leases, and any acquisition expendi-tures. For the full year 1994, capital expenditures, excluding expenditures that have been or are expected to be financed through capital and operating leases and acquisition expenditures, are estimated to approximate $30 million.

Other Investing Activities
- --------------------------

All other investing activities in the first nine months of 1994 used net cash of $145.1 million. In January 1994, the Company paid approximately $157 million in cash for the acquisition of substantially all the coal mining operations and coal sales contracts of Addington. The purchase price of the acquisition was subsequently financed through the issuance of $80.5 million of a new series of preferred stock, convertible into Pittston Minerals Group Common Stock, and additional debt under revolving credit agreements. Other investing activities also includes $8.4 million of cash received in 1994 from the December 1993 sale of the majority of the assets of a captive mine supply company.

Financing
- ---------

The Minerals Group intends to fund its capital expenditure requirements during the remainder of 1994 primarily with anticipated cash flows from operating activities and through operating and capital leases if the latter are finan-cially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or short-term borrowing arrangements or borrowings from the Services Group. In March 1994, the Company entered into a $350 million revolving credit agreement with a syndicate of banks (the "New Facility"), replacing the Company's previously existing $250 million of revolving credit agreements. The New Facility includes a $100 million five-year term loan, which matures in March 1999. The New Facility also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250 million until March 1999. As of September 30, 1994, borrowings of $100 million were outstanding under the five-year term loan portion of the New Facility with no additional borrowings outstanding under the remainder of the facility. Of the total amount outstanding under the New Facility, $76.6 million was attributed to the Minerals Group, the entire portion of which related to the term-loan portion of the facility.

Debt
- ----

Net cash proceeds from external outstanding debt and net lending from the Services Group totaled $118.3 million for the first nine months of 1994, including borrowings under the New Facility which were attributed to the Minerals Group aggregating $76.6 million at September 30, 1994. Cash proceeds from the issuance of preferred stock was not sufficient to fund current operating activities, capital expenditures, other net investing activities and net costs related to share activity during the first nine months of 1994, resulting in additional borrowings under the Company's revolving credit
agreements.   Net payments from the Services Group of $42.2 million represents repayment of the December 31, 1993 balance of $13.3 million and additional lending from the Services Group of $28.9 million.

Capitalization
- --------------

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

In July 1994, the Board of Directors of the Company authorized the repurchase from time to time of up to $15 million of the new series of cumulative convertible preferred stock. As of September 30, 1994, 8,350 shares at a total cost of $3.4 million were repurchased.

In 1993, the Board of Directors of the Company authorized a new share repur-chase program under which up to 1,250,000 shares of Services Stock and 250,000 shares of Minerals Stock may be repurchased. As of September 30, 1994, a total of 38,500 shares of Minerals Stock had been acquired pursuant to the authorization. Of that amount, 19,700 shares of Minerals Stock were repur-chased in the first nine months of 1994 at an aggregate cost of $.4 million.

Dividends
- ---------

The Board of Directors intends to declare and pay dividends on Services Stock and Minerals Stock based on earnings, financial condition, cash flow and business requirements of the Services Group and the Minerals Group, respec-tively. Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its public debt and bank credit agreements, losses by one Group could affect the Company's ability to pay dividends in respect of stock relating to the other Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount as defined in the Company's Articles of Incorporation.

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

During the first nine months of 1994, the Board of Directors declared and the Company paid cash dividends of 48.75 cents per share of Minerals Stock. On an equivalent basis, during the first half of 1993 the Company paid dividends of 45.79 cents per share of Minerals Stock. Dividends paid on the cumulative convertible preferred stock in the first nine months of 1994 totaled $3.0 million.

                          Part II - OTHER INFORMATION

Item 5.   Other Information
- -------   -----------------

In 1988 the trustees of certain pension and benefit trust funds (the "Funds") established under collective bargaining agreements with the United Mine Workers of America (the "UMWA") brought an action (the so-called "Evergreen Case") against the Company and a number of its coal subsidiaries in the United States District Court for the District of Columbia, claiming that the defen-dants are obligated to contribute to the Funds in accordance with the provi-sions of the 1988 National Bituminous Coal Wage Agreement (the "1988 NBCWA"), to which neither the Company nor any of its subsidiaries is a signatory. In January 1992 the District Court issued an order granting summary judgment on the issue of liability which was thereafter affirmed by the Court of Appeals. In June 1993 the United States Supreme Court denied a petition for a writ of certiorari. The case has been remanded to the District Court, and damage and other issues remain to be decided. In September 1993 the Company filed a motion seeking relief from the District Court's grant of summary judgment to plaintiffs based on, among other things, the Company's allegation that plaintiffs improperly withheld evidence that directly refutes plaintiffs' representations to the District Court and the Court of Appeals in this case. In December 1993 that motion was denied. On May 23, 1994, the trustees filed a Motion for Entry of Final Judgment seeking approximately $71.1 million in delinquent contributions, interest and liquidated damages through May 31, 1994, plus approximately $17.4 thousand additional interest and liquidated damages for each day between May 31, 1994 and the date final judgment is entered plus ongoing contributions to the 1974 Pension Plan. The Company has opposed this motion.

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


Item 6.   Exhibits and Reports on Form 8-K
- -------   --------------------------------

(a)  Exhibits:

Exhibit
Number
- -------

10(a)* Amendment dated as of September 16, 1994, to The Registrant's Pension Equalization Plan, as previously amended.

10(b)* Form of Amendment No. 2 dated as of September 16, 1994, to Employ-ment agreement dated as of May 1, 1993, as amended by Amendment No. 1 thereto dated March 18, 1994, between the Registrant and Joseph C. Farrell.

10(c)* Form of Letter Agreement dated as of September 16, 1994, amending Employment agreement dated as of June 1, 1994, between the Regis-trant and D. L. Marshall.

10(d)* Form of letter agreement dated as of September 16, 1994, between the Registrant and R. D. Duke.

10(e)* Form of letter agreement dated as of September 16, 1994, between the Registrant and J. M. Sturman.

10(f)* Form of letter agreement dated as of September 16, 1994, between the Registrant and Participants pursuant to the Pension Equalization Plan.

10(g)* Amendment dated as of September 16, 1994, to Retirement Plan for Non-Employee Directors, as previously amended.

10(h)* Form of letter agreement dated as of September 16, 1994, between the Registrant and its Non-Employee Directors pursuant to Retirement Plan for Non-Employee Directors.

10(i)* Trust Agreement under the Pension Equalization Plan, Retirement Plan for Non-Employee Directors and Certain Contractual Arrangements of The Pittston Company made as of September 16, 1994, by and between the Registrant and Chase Manhattan Bank (National Association), as Trustee.

11        Statement re Computation of Per Share Earnings.

27        Financial Data Schedule.


(b)  No reports on Form 8-K were filed during the third quarter of 1994.


- -----------------
*Management contract or compensatory plan or arrangement.




                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE PITTSTON COMPANY



November 14, 1994                           By      G. R. Rogliano
                                               --------------------------
                                                   (G. R. Rogliano)
                                                    Vice President -
                                                Controllership and Taxes
                                              (Duly Authorized Officer and
                                                Chief Accounting Officer)