Form 10-Q/A
period 1994-09-30
PITTSTON CO
filed 1994-12-09
CIK 78890

Washington, D.C. 20549


                       SECURITIES AND EXCHANGE COMMISSION
                                   FORM 10-Q/A
                                 AMENDMENT NO. 1


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



              VIRGINIA                    (I.R.S. Employer
                                         Identification No.)
  (State or other jurisdiction of
   incorporation or organization)           54-1317776

           P.O. BOX 120070,
       100 FIRST STAMFORD PLACE,
        STAMFORD, CONNECTICUT                06912-0070
        (Address of principal                 (Zip Code)
          executive offices)


                            (203) 978-5200
         Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X    No __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     41,699,240 shares of $1 par value Pittston Services Group Common Stock and 8,383,333 shares of $1 par value Pittston Minerals Group Common Stock as of November 4, 1994.

EXPLANATORY NOTE



     This Amendment to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994 (the "Form 10-Q") of The Pittston Company ("Pittston" or the "Company") is being filed by Pittston in order to amend the cover page of the Form 10-Q to correct the inadvertently transposed number of shares outstanding indicated for each of the issuer's two classes of common stock. The final sentence of page 1 of the Form 10-Q should read as follows: "41,699,240 shares of $1 par value Pittston Services Group Common Stock and 8,383,333 shares of $1 par value Pittston Minerals Group Common Stock as of November 4, 1994."

     A copy of the amended cover page in complete form is shown on the face hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on December 9, 1994.

                                     The Pittston Company
                                          (Registrant)

                                             A. F. Reed
                                     By
                                          (A. F. Reed, Vice
                                          President, General
                                        Counsel and Secretary)