Form 10-K405
PITTSTON CO
filed 1995-03-29
CIK 78890

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

    FOR THE TRANSITION PERIOD FROM ________________________ TO
    ________________________

    COMMISSION FILE NUMBER 1-9148
                            ------------------------

                              THE PITTSTON COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                          VIRGINIA                                                     54-1317776
                               (STATE OR OTHER JURISDICTION OF                                     (I. R. S. EMPLOYER
                               INCORPORATION OR ORGANIZATION)                                     IDENTIFICATION NO.)

              P.O. BOX 120070, 100 FIRST STAMFORD PLACE, STAMFORD, CONNECTICUT                         06912-0070
                          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                     (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE                                                   (203) 978-5200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                                                NAME OF EACH EXCHANGE ON
                                     TITLE OF EACH CLASS                                            WHICH REGISTERED
---------------------------------------------------------------------------------------------   ------------------------

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

                          Yes [x]               No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     As of March 1, 1995, there were issued and outstanding 41,683,625 shares of Pittston Services Group common stock and 8,407,538 shares of Pittston Minerals Group common stock. The aggregate market value of such stocks held by nonaffiliates, as of that date, was $949,143,582 and $151,216,843, respectively.

     Documents   incorporated  by   reference:  Portions   of  the  Registrant's
definitive Proxy Statement to be filed pursuant to Regulation 14A (Part III).

                                     PART I

                    ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
--------------------------------------------------------------------------------

As used herein, the 'Company' includes The Pittston Company ('Pittston') and its direct and indirect subsidiaries, except as otherwise indicated by the context. The Company's reportable industry segments for 1994 are Burlington Air Express, Brink's, BHS, Coal and Mineral Ventures. See Note 16 to the Company's Consolidated Financial Statements. The information set forth under Items 1 and 2 with respect to 'Business' and 'Properties' is as of March 1, 1995 except where an earlier or later date is expressly stated. Nothing herein should be considered as implying that such information is correct as of any date other than March 1, 1995, except as so stated or indicated by the context.

Activities relating to the Burlington segment are carried on by Burlington Air Express Inc. and its subsidiaries and certain affiliates and associated companies in foreign countries (together, 'Burlington'). Activities relating to the Brink's segment (which includes armored car, air courier and related services) are carried on by Brink's, Incorporated and its subsidiaries and certain affiliates and associated companies in foreign countries (together, 'Brink's'). Activities relating to the BHS segment are carried on by Brink's Home Security, Inc. ('BHS'). Activities relating to the Coal segment are carried on by certain subsidiaries (together, 'Coal operations') of the Company engaged in the mining, preparation and marketing of bituminous coal, the purchase of coal for resale and the sale and leasing of coal lands to others. Activities relating to Mineral Ventures are carried on by Pittston Mineral Ventures Company and its subsidiaries.

The Company has a total of approximately 23,900 employees.

Pittston Services Group

-----------------------------------------------------------------
 DESCRIPTION  OF  BUSINESSES

Pittston Services Group (the 'Services Group') consists of the air freight and logistics management services, armored car and home security businesses of the Company. Activities relating to the air freight and logistics management services business are carried on by Burlington. Activities relating to the armored car business (which includes armored car, air courier and related services) are carried on by Brink's. Activities relating to the home security business are carried on by BHS.

BURLINGTON

GENERAL:
Burlington is primarily engaged in North American and international overnight air and sea freight forwarding and logistics management services and international customs brokerage. In conducting its forwarding business, Burlington generally picks up or receives freight shipments from its customers, consolidates the freight of various customers into shipments for common destinations, arranges for the transportation of the consolidated freight to such destinations (using either commercial carriers or, in the case of most of its domestic and Canadian shipments, its own aircraft fleet and hub sorting facility) and, at the destinations, distributes the consolidated shipments and effects delivery to consignees. In international shipments, Burlington also frequently acts as customs broker facilitating the clearance of goods through customs at international points of entry. Burlington provides transportation customers with logistics services and operates warehouse and distribution facilities in several countries.

Burlington specializes in highly customized global freight forwarding and logistics services. It has concentrated on providing service to customers with significant logistics needs, such as manufacturers of computer and electronics equipment. Burlington offers its customers a variety of service and pricing alternatives for their shipments, such as overnight delivery, second-day delivery or deferred service in North America. Internationally Burlington offers a similar variety of services with ocean, door-to-door delivery and standard and expedited air freight services. Worldwide, a variety of ancillary services, such as, shipment tracking, inventory control and management reports are also provided.

Burlington provides air freight service to all major United States cities as well as most foreign countries through its network of company-operated stations and agent locations in 112 countries. Burlington markets its services primarily through its direct sales force but also employs other marketing methods, including print media advertising and direct mail campaigns. The pickup and delivery of freight is accomplished principally by independent contractors.

                                      ---
                                       1

--------------------------------------------------------------------------------

Burlington's computer system, ARGUS+'r', is a satellite-based, worldwide communications system which, among other things, provides continuous worldwide tracking and tracing of shipments and various data for management information reports, enabling customers to improve efficiency and control costs. Burlington also utilizes an image processing system to centralize airbill and related document storage in Burlington's computer for automated retrieval by any Burlington office. Burlington is in the process of developing a positive tracking system that will utilize bar code technology and hand-held scanners.

Burlington's air freight business has tended to be seasonal, with a significantly higher volume of shipments generally experienced during March, June and the period August through November than during the other periods of the year. The lowest volume of shipments has generally occurred in January and February.

AIRCRAFT OPERATIONS:
Burlington utilizes a fleet of 31 leased aircraft providing regularly scheduled service throughout the United States and certain destinations in Canada from its freight sorting hub in Toledo, Ohio. Burlington's fleet is also used for charters and to serve other international markets from time to time. This system is primarily dedicated to providing reliable next-day service for domestic and Canadian air cargo customers. At December 31, 1994 Burlington utilized 15 DC8's (including ten DC8-71 aircraft) and two B727's under lease for terms expiring between 1995 and 1999. Fourteen additional cargo aircraft (including two DC8-71 aircraft) were under lease at December 31, 1994, for terms of less than two years. Given the current state of the aircraft leasing market, Burlington believes that it should be able to renew these leases or enter into new leases on terms reasonably comparable to those currently in effect. Pittston has guaranteed Burlington's obligations under certain of these leases covering six aircraft. The actual operation and routine maintenance of the aircraft leased by Burlington is contracted out, normally for two- to three-year terms, to federally certificated operators which supply the pilots and other flight services.

The nightly capacity in operation at December 31, 1994, was approximately 2.4 million pounds, calculated on an average freight density of 7.5 pounds per cubic foot. Burlington's nightly lift capacity varies depending upon the number and type of planes operated by Burlington at any particular time. Including trucking capacity available to Burlington, the aggregate cargo capacity through the hub at December 31, 1994, was approximately 3.3 million pounds.

Under its aircraft leases, Burlington is generally responsible for all the costs of operating and maintaining the aircraft, including any special maintenance or modifications which may be required by Federal Aviation Administration ('FAA') regulations or orders. See 'Government Regulation' below. In 1994 Burlington spent approximately $15 million on routine heavy maintenance of its aircraft fleet. Burlington has made provision in its financial statements for the expected costs associated with aircraft operations and maintenance which it believes to be adequate; however, unanticipated maintenance costs or required aircraft modifications could adversely affect Burlington's profitability.

The average airframe age of the fleet leased by Burlington under leases with terms longer than two years is 27 years, although factors other than age, such as cycles (i.e., numbers of takeoffs and landings) can have a significant impact on an aircraft's serviceability. Generally, cargo aircraft tend to have fewer cycles than passenger aircraft over comparable time periods because of fewer flights per day and longer flight segments.

Fuel costs are a significant element of the total costs of operating Burlington's aircraft fleet. For each one cent per gallon increase or decrease in the price of jet fuel, Burlington's airline operating costs may increase or decrease approximately $60,000 per month. In order to protect against price increases in jet fuel, from time to time Burlington enters into hedging and other agreements, including swap contracts and options.

Fuel prices are subject to world, as well as local, market conditions. It is not possible to predict the impact of future conditions on fuel prices and fuel availability. Competition in the industry is such that no assurance can be given that any future increases in fuel costs (including taxes relating thereto) will be recoverable in whole or in part from customers.

Burlington has a lease expiring in October 2013 with the Toledo-Lucas County Port Authority covering its freight sorting hub and related facilities (the 'Hub') at Toledo Express Airport in Ohio. The Hub consists of various facilities, including a technologically advanced material handling system which is capable of sorting approximately one million pounds of freight per hour.

CUSTOMERS:
Burlington's domestic and foreign customer base includes thousands of industrial and commercial shippers, both large and small. Shipments by domestic computer and electronics manufacturers accounted for approximately 22% of total domestic revenue in 1994. Burlington's customer base also includes major companies in the automotive, fashion, phar-

                                      ---
                                       2

--------------------------------------------------------------------------------

maceutical and other industries where rapid delivery of high-value products is required. In 1994 Burlington's largest single customer accounted for less than 3% of its total worldwide revenues. Burlington does not have long-term, noncancellable contracts with any of its customers.

COMPETITION:
The air and sea freight forwarding and logistics industry has been and is expected to remain highly competitive. The principal competitive factors in both domestic and international markets are price, the ability to provide consistently fast and reliable delivery of shipments and the ability to provide ancillary services such as warehousing, distribution, shipment tracking and sophisticated information systems and reports. Overcapacity in the domestic air freight market has led to aggressive price competition, particularly for the business of high volume shippers. Burlington competes with other integrated air freight companies that operate their own aircraft, as well as with air freight forwarders, express delivery services, passenger airlines and other transportation companies. Domestically, Burlington also competes with package delivery services provided by ground transportation companies, including trucking firms, national bus companies and surface freight forwarders, which offer specialized overnight services within limited geographical areas. As a freight forwarder to, from and within international markets, Burlington also competes with government owned or subsidized passenger airlines and ocean shipping companies. In logistics services Burlington competes with many third party logistics providers.

GOVERNMENT REGULATION:
The air transportation industry is subject to Federal regulation under the Federal Aviation Act of 1958, as amended, and pursuant to that statute, the Department of Transportation ('DOT') may exercise regulatory authority over Burlington. Although Burlington itself is exempt from most DOT economic regulations because it is an air freight forwarder, the operation of its aircraft is subject directly or indirectly to FAA airworthiness directives and other safety regulations and its Toledo, Ohio, hub operations are directly affected by the FAA.

Federal statutes authorize the FAA, with the assistance of the Environmental Protection Agency ('EPA'), to establish aircraft noise standards. Under the National Emissions Standards Act of 1967, as amended by the Clean Air Act Amendments of 1970, and the Airport Noise and Capacity Act of 1990 (the 'Noise Act'), the administrator of the EPA is authorized to issue regulations setting forth standards for aircraft emissions. Although the Federal government generally regulates aircraft noise, local airport operators may, under certain circumstances, regulate airport operations based on aircraft noise considerations. If airport operators were to restrict arrivals or departures during certain nighttime hours to reduce or eliminate air traffic noise for surrounding home areas at airports where Burlington's activities are centered, Burlington would be required to serve those airports with Stage III equipment.

The Noise Act requires that aircraft not complying with Stage III noise limits be phased out by December 31, 1999. The Secretary of Transportation may grant a waiver if it is in the public interest and if the carrier has at least 85% of its aircraft in compliance with Stage III noise levels by July 1, 1999, and has a plan with firm orders for making all of its aircraft comply with such noise levels not later than December 31, 2003. No waiver may permit the operation of Stage II aircraft in the United States after December 31, 2003.

The Noise Act requires the FAA to promulgate regulations setting forth a schedule for the gradual phase-out of Stage II aircraft. The FAA has adopted rules requiring each 'U.S. operator' to reduce the number of its Stage II aircraft by 25% by the end of 1994, by 50% by the end of 1996, and by 75% by the end of 1998.

The Noise Act imposes certain conditions and limitations on an airport's right to impose new noise or access restrictions on Stage II and Stage III aircraft but exempts present and certain proposed regulations from those requirements.

Twelve of the 17 aircraft in Burlington's fleet held under longer term leases now comply with the Stage III limits. From 1994 through 1999, Burlington anticipates either modifying or hush-kitting two DC8-63 aircraft which currently do not comply with Stage III limits, leasing additional aircraft that do not meet Stage III limits and hush-kitting such planes as required, or acquiring aircraft that meet Stage III noise standards. Burlington projects that the cost of modifying or hush-kitting the remaining aircraft with lease terms of more than two years in length in its fleet would range from $5 million to $10 million in the aggregate. In the event additional expenditures are required or costs are incurred at a rate faster than expected, Burlington could be adversely affected. Ten of the DC8 cargo aircraft leased by Burlington have been re-engined with CFM 56-2C1 engines which comply with Stage III noise standards.

Ground transportation and logistics services provided by Burlington are generally exempt from regulation by the Interstate Commerce Commission. Burlington, however, is subject to

                                      ---
                                       3

--------------------------------------------------------------------------------

various other requirements and regulations in connection with the operation of its motor vehicles, including certain safety regulations promulgated by DOT and state agencies.

INTERNATIONAL OPERATIONS:
Burlington's international operations accounted for approximately 53% of its revenues in 1994. Included in international operations are export shipments from the United States, which accounted for approximately 48% of total international revenues in 1994, and operations of foreign subsidiaries and agents, which together accounted for approximately 52% of such international revenues.

Burlington is continuing to develop import/export and logistics business between shippers and consignees in countries other than the United States. Burlington currently serves most foreign countries, 112 of which are served by Burlington's network of company-operated stations and agent locations. Burlington has agents and sales representatives in many overseas locations, although such agents and representatives are not subject to long-term, noncancellable contracts.

A significant portion of Burlington's financial results is derived from activities in several foreign countries, each with a local currency other than the U.S. dollar. Because the financial results of Burlington are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. Burlington's international activity is not concentrated in any single currency, which limits the risks of foreign rate fluctuation. In addition, foreign currency rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. Burlington routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, Burlington uses foreign exchange forward contracts to hedge the risk associated with certain transactions denominated in currencies other than the functional currency. In addition, Burlington is subject to the risks customarily attendant upon operations owned by United States companies in countries outside the United States, including local economic conditions, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects of such risks on Burlington cannot be predicted.

EMPLOYEE RELATIONS:
Burlington and its subsidiaries have approximately 6,300 employees worldwide, of whom about 1,500 are classified as part-time. Approximately 200 of these employees (principally customer service, clerical and/or dock workers) in Burlington's stations at John F. Kennedy Airport, New York; Newark, New Jersey; Secaucus, New Jersey; Minneapolis, Minnesota; and Toronto, Canada are represented by labor unions which in most cases are affiliated with the International Brotherhood of Teamsters. The collective bargaining agreements covering such employees expire at various times in 1995 and 1996. Burlington did not experience any significant strike or work stoppage in 1994 and considers its employee relations satisfactory.

Substantially all of Burlington's cartage operations are conducted by independent contractors, and the flight crews for its aircraft are employees of the independent airline companies which operate such aircraft.

PROPERTIES:
Burlington operates 230 (112 domestic and 118 international) stations with Burlington personnel, and has agency agreements at an additional 263 (61 domestic and 202 international) stations. These stations are located near primary shipping areas, generally at or near airports. Burlington-operated stations, which generally include office space and warehousing facilities, are located in 47 states and Puerto Rico. Burlington-operated facilities are located in 26 countries. Most stations serve not only the city in which they are located, but also nearby cities and towns. Nearly all Burlington-operated stations are held under lease. The Hub in Toledo, Ohio, is held under a lease expiring in 2013, with rights of renewal for three five-year periods. Other facilities, including the corporate headquarters in Irvine, California, are held under leases having terms of one to ten years.

Burlington owns or leases in the United States and Canada a fleet of 219 automobiles as well as 166 vans and trucks utilized in station work or for hauling freight between airport facilities and Burlington's stations.

BRINK'S

GENERAL:
The major activities of Brink's are contract carrier armored car, automated teller machine ('ATM'), air courier, coin wrapping, and currency and deposit processing services. Brink's serves customers through 145 branches in the United States and 39 branches in Canada. Service is also provided through subsidiaries, affiliates and associated companies in 45

                                      ---
                                       4

--------------------------------------------------------------------------------

countries outside the United States and Canada. These international operations contributed approximately 40% of Brink's total 1994 operating profit. Brink's ownership interest in these companies varies from approximately 5% to 100%; in some instances local laws limit the extent of Brink's interest.

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

In addition to its armored car pickup and delivery services, Brink's provides payroll services, change services, coin wrapping services, currency and deposit processing services, automated teller machine services, safes and safe control services, check cashing and pickup and delivery of valuable air cargo shipments. In certain geographic areas Brink's transports canceled checks between banks or between a clearing house and its member banks.

Brink's operates a worldwide specialized diamond and jewelry transportation business and has offices in the major diamond and jewelry centers of the world, including Antwerp, Bombay, Hong Kong, New York and Tel Aviv.

A wholly owned subsidiary, Brink's SFB Solutions, Inc., operates a business acquired in 1992 that develops highly flexible deposit processing and vault management software systems for the personal computer. Brink's offers a total processing package and the ability to tie together a full range of cash vault, ATM, transportation, storage, processing, inventory management and reporting services. Brink's believes that its processing and information capabilities differentiate its currency and deposit processing services and enable Brink's to take advantage of the trend by banks, retail business establishments and others to outsource vaulting and cash room operations.

Brink's activities outside of North America are organized into three regions:
Europe, Latin America and Asia/Pacific. In Europe wholly owned subsidiaries of Brink's operate in Switzerland and the United Kingdom and in the diamond and jewelry business in Belgium, Italy and the United Kingdom. Brink's has a 70% interest in a subsidiary in Israel, a 65% general partnership interest in Brink's-Nedlloyd VOF in the Netherlands and a majority interest in a subsidiary in Greece. Brink's also has ownership interests ranging from 24.5% to 50% in affiliates operating in Belgium, France, Germany, Ireland, Italy, Jordan and Luxembourg. In Latin America a wholly owned subsidiary operates in Brazil. Brink's owns a 60% interest in subsidiaries in Chile and Bolivia and a 20% interest in a Mexican company, Servicio Pan Americano de Proteccion, S.A., which operates one of the world's largest security transportation services with over 1,700 armored vehicles. Brink's also has ownership interests ranging from 5% to 49% in affiliates operating in Colombia, Panama, Peru and Venezuela. In the Asia/Pacific region a wholly owned subsidiary of Brink's operates in Australia, and majority owned subsidiaries operate in Hong Kong, Japan and Singapore. Brink's also has minority interests in affiliates in India, Pakistan and Thailand and a 50% ownership interest in an affiliate in Taiwan.

COMPETITION:
Brink's is the oldest and largest armored car service company in the United States and Canada. The foreign subsidiaries, affiliates and associates of Brink's compete with numerous armored car and courier service companies in many areas of operation. In the United States, Brink's presently competes with two companies which operate numerous branches nationally and with many regional and smaller local companies. Brink's believes that its service, high quality insurance coverage and company reputation (including the name Brink's) are important competitive factors. However, the cost of service is in many instances the controlling factor in obtaining and retaining customers. While Brink's cost structure is generally competitive, certain competitors of Brink's have lower costs primarily as a result of lower wage and benefit levels.

See also 'Government Regulation' below.

                                      ---
                                       5

--------------------------------------------------------------------------------

SERVICE MARK, PATENTS AND COPYRIGHTS:
Brink's is a registered service mark of Brink's, Incorporated in the United States and in certain foreign countries. The Brink's mark and name are of material significance to Brink's business. Brink's owns patents with respect to certain coin sorting and counting machines and armored truck design. Brink's holds copyrights on certain software systems developed by Brink's.

INSURANCE:
Brink's carries insurance coverage for losses. Insurance policies cover liability for loss of various types of property entrusted to Brink's from any cause except war and nuclear risk. The various layers of insurance are covered by different groups of participating underwriters. Such insurance is obtained by Brink's at rates and upon terms negotiated periodically with the underwriters. The loss experience of Brink's and, to some extent, other armored carriers affects premium rates charged to Brink's. A significant hardening of the insurance market coupled with industry loss experience in recent years has resulted in premium increases. The availability of quality and reliable insurance coverage is an important factor in the ability of Brink's to obtain and retain customers. Quality insurance is available to Brink's in major markets although the premiums charged are subject to fluctuations depending on market conditions. Less expensive armored car and air courier all-risk insurance is available, but these policies typically contain unacceptable operating warranties and limited customer protection.

GOVERNMENT REGULATION:
As an interstate carrier, Brink's is subject to regulation in the United States by the Interstate Commerce Commission ('ICC'). ICC jurisdiction includes, among other things, authority over the issuance of operating rights to transport various commodities. The operations of Brink's are also subject to regulation by the United States Department of Transportation with respect to safety of operation and equipment. Intrastate and intraprovince operations in the United States and Canada are subject to regulation by state and by Canadian Dominion and provincial regulatory authorities. Recent federal legislation may further ease entry requirements for armored car and other companies in domestic markets by essentially limiting ICC and State oversight to issues of safety and financial responsibility.

EMPLOYEE RELATIONS:
Brink's has approximately 7,500 employees in North America (including approximately 3,000 classified as part-time employees), of whom approximately 60% are members of armored car crews. Brink's has approximately 6,000 employees outside North America. Except for three locations, employees in the United States are no longer covered by collective bargaining agreements. At January 1, 1995, Brink's was a party to two United States and thirteen Canadian collective bargaining agreements with various local unions covering approximately 1,140 employees, of whom 1,128 (for the most part members of unions affiliated with the International Brotherhood of Teamsters) are employees in Canada. Negotiations are continuing for one agreement that expired in 1994. One agreement will expire in 1995 and the remainder will expire thereafter.

Brink's experienced a nine week strike in British Columbia in 1994 which was settled on favorable terms. Brink's believes that its employee relations are generally satisfactory.

PROPERTIES:
Brink's owns 24 branch offices and holds under lease an additional 185 branch offices, located in 38 states, the District of Columbia, the Commonwealth of Puerto Rico and nine Canadian provinces. Such branches generally include office space and garage or vehicle terminals, and serve not only the city in which they are located but also nearby cities. Brink's corporate headquarters in Darien, Connecticut, is held under a lease expiring in 2000, with an option to renew for an additional five-year period. The leased branches include 100 facilities held under long-term leases, while the remaining 85 branches are held under short-term leases or month-to-month tenancies.

Brink's owns or leases, in the United States and Canada, approximately 1,800 armored vehicles, 220 panel trucks and 225 other vehicles which are primarily service cars. In addition, approximately 3,100 Brink's-owned safes are located on customers' premises. The armored vehicles are of bullet-resistant construction and are specially designed and equipped to afford security for crew and cargo. Brink's subsidiaries and affiliated and associated companies located outside the United States and Canada operate approximately 4,300 armored vehicles.

BHS

GENERAL:
BHS is engaged in the business of installing, servicing and monitoring electronic security systems primarily in owner-occupied, single-family residences. At the end of 1994, BHS was monitoring approximately 318,000 systems, including 75,200 new subscribers, and was servicing 47 metropolitan areas in 28 states, the District of Columbia and Canada. Three of those areas were added during 1994.

                                      ---
                                       6

--------------------------------------------------------------------------------

BHS markets its alarm systems primarily through media advertising, inbound telemarketing and a direct sales force. BHS also markets its systems directly to home builders and has entered into several contracts which extend through 1995.

BHS employees install and service the systems from local BHS branches. Subcontractors are utilized in some service areas. BHS does not manufacture any of the equipment used in its security systems; instead, it purchases such equipment from a small number of suppliers. Equipment inventories are maintained at each branch office.

BHS's security system consists of sensors and other devices which are installed at a customer's premises. The equipment is designed to signal intrusion, fire and medical alerts. When an alarm is triggered, a signal is sent by telephone line to BHS's central monitoring station near Dallas, Texas. The monitoring station has been designed and constructed to meet the specifications of Underwriters' Laboratories, Inc. ('UL') and is UL listed for residential monitoring. A backup monitoring center in Arlington, Texas, protects against a catastrophic event at the primary monitoring center. In the event of an emergency, such as fire, flood, major interruption in telephone service, or any other calamity affecting the primary facility, monitoring operations can be transferred to the backup facility.

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

REGULATION:
BHS and its personnel are subject to various Federal, state and local consumer protection, licensing and other laws and regulations. BHS's business relies upon the use of telephone lines to communicate signals, and telephone companies are currently regulated by both the Federal and state governments. BHS's wholly owned Canadian Subsidiary, Brink's Home Security Canada Limited, is subject to the laws of Canada, British Columbia and Vancouver. The alarm service industry has experienced a high incidence of false alarms in some communities, including communities in which BHS operates. This has caused some local governments to impose assessments, fines and penalties on subscribers of alarm companies (including BHS) based upon the number of false alarms reported. There is a possibility that at some point some police departments may refuse to respond to calls from alarm companies which would necessitate that private response forces be used to respond to alarm signals. Regulation of installation and monitoring of fire detection devices has also increased in several markets.

COMPETITION:
BHS competes in many of its markets with numerous small local companies, regional companies and several large national firms. BHS believes that it is one of the leading firms engaged in the business of installing, servicing and monitoring electronic security systems in the single-family home marketplace. BHS offers a lower initial price than many of its competitors, although, in recent years competition has greatly intensified in all of BHS markets. Several significant competitors offer installation prices which match or are less than BHS; however, many of the small local competitors in BHS markets continue to charge significantly more for installation. The regional telecommunication companies could become significant competitors in the home security business, depending on regulatory developments affecting those companies. BHS believes that the quality of its service compares favorably with that provided by competitors and that the Brink's name and reputation also provide an important competitive advantage.

EMPLOYEES:
BHS has approximately 1,300 employees, none of whom is covered by a collective bargaining agreement. BHS believes that its employee relations are satisfactory.

PROPERTIES:
BHS operates from 40 leased offices and warehouse facilities across the United States. All premises protected by BHS alarm systems are monitored from its central monitoring station in suburban Dallas which is held by BHS under a lease expiring in 1996. The adjacent National Support Center, where administrative, technical, and marketing services are performed to support branch operations, is also held under a lease expiring in 1996. The lease for the backup monitoring center

                                      ---
                                       7

--------------------------------------------------------------------------------

in Arlington, Texas, expires in 1998. BHS retains ownership of nearly all the 318,000 systems currently being monitored. BHS leases all the vehicles used for installation and servicing of its security systems.

Pittston Minerals Group

-----------------------------------------------------------------
 DESCRIPTION  OF  BUSINESSES

Pittston Minerals Group (the 'Minerals Group') is primarily engaged in the mining, preparation and marketing of coal, the purchase of coal for resale and the sale or leasing of coal lands to others through its Coal operations. The Minerals Group also explores for and acquires mineral assets other than coal through its Pittston Mineral Ventures Company ('PMV') operations, although revenues from such activities currently represent less than 2% of Minerals Group revenues.

COAL OPERATIONS

GENERAL:
Coal operations produces coal from approximately 26 surface and deep mines located in Virginia, West Virginia, eastern Kentucky and Ohio for consumption in the steam and metallurgical markets. Steam coal is sold primarily to utilities and industrial customers located in the eastern United States. Metallurgical coal is sold to steel and coke producers primarily located in Japan, Korea, the United States, Europe, the Mediterranean basin and Brazil.

Coal operations' strategy is to develop its business as a low-cost producer of steam coal and to reduce its exposure to metallurgical coal markets while maintaining a presence in such markets. Coal operations has substantial reserves of low sulphur coal which can be produced primarily from surface mines. Steam coal is sold primarily to domestic utility customers through long-term contracts which have the affect of moderating the impact of short-term market forces. Most of the steam coal consumed in the United States is used to generate electricity. Coal fuels approximately 500 of the nation's 3,000 electric power plants, with larger facilities consuming more than 10,000 tons of coal daily. In 1993 coal accounted for approximately 56% of the electricity generated by the electric utility industry having increased from approximately 54% in 1983. Given the absence of any new nuclear power plants under construction and the impact of certain environmental legislation mandating lower sulphur emissions by power plants, Coal operations believes that its production of low sulphur steam coals should be well matched to market dynamics. In addition, reduction in governmental subsidies for coal production in Europe may provide opportunities for Coal operations to utilize its export infrastructure to penetrate this market as well.

By contrast, the market for metallurgical coal, for most of the past fifteen years, has been characterized by weak demand from primary steel producers and intense competition from foreign coal producers, especially those in Australia and Canada who had benefited over this period from a declining currency versus the U.S. dollar, since coal sales contracts are denominated in U.S. dollars. Metallurgical coal sales contracts typically are subject to annual price renegotiation, which increases the exposure to market forces. Nonetheless, it appears that beginning in late 1994 reductions in the supply of metallurgical coal and improved operating rates for primary steel producers in Japan and Europe have improved the current supply-demand balance for metallurgical coal, and have created some current shortages of certain high-quality mid-volatile metallurgical coals. Coal operations has not yet reached agreement on pricing with its principal metallurgical export coal customers for the contract year beginning April 1, 1995. Certain European metallurgical customers (including two of Coal operations') have agreed to price increases for the current contract year. While these recent developments have not changed Coal operations' fundamental strategy (i.e., reducing its exposure to the metallurgical market), Coal operations, given its significant reserves of metallurgical coal, long term customer relations and export infrastructure, expects to maintain a presence in the metallurgical coal business.

Since 1986 Coal operations has pursued its strategy through a combination of (i) selected acquisitions of steam coal assets and related sales contracts, (ii) development of lower-cost surface mines and (iii) divestiture and closures of uneconomical metallurgical coal mining operations. For example, since 1993 Coal operations has opened three large surface mines in the vicinity of its Rum Creek preparation and loading complex in West Virginia and is in the process of upgrading that facility to load 10,000 ton unit trains in four hours. When completed in the first half of 1995, the three mines and loading facility will have the capability of producing, blending and loading over five million tons of steam coal annually. In March of 1992 Coal operations acquired from Addington Resources, Inc. ('Addington') for $42.7 million in cash, two long-term contracts to supply steam coal to a utility as well as certain highwall mining systems. Subsequently, in January of 1994, Coal operations

                                      ---
                                       8

--------------------------------------------------------------------------------

acquired substantially all of the remaining coal mining operations and coal sales contracts of Addington, adding approximately 8.5 million tons of annual low sulphur steam coal production and sales and providing additional reserves of surface mineable low sulphur coal. The sales contracts acquired, some of which contain terms in excess of five years, provide a broader base of domestic utility customers.

With regard to divestitures, in 1992 Coal operations sold Sewell Coal Company, which had conducted deep mine metallurgical coal operations, and sold certain other coal reserves and coal lands; in February 1993 Coal operations sold a coal preparation plant and related interests in land, equipment and facilities in Stone, Kentucky, as well as certain coal lands and mining rights for $24 million in cash and other property. In early 1995 Coal operations closed its McClure River longwall mine and preparation facility which had produced metallurgical coal for the export market. The significant investment required to maintain this mine could not be justified given the uncertain nature of the metallurgical coal market.

As a result of such strategic activities, Coal operations' steam coal sales as a percentage of total coal sales have risen from approximately 35% in 1985 to 65% for the year ended December 31, 1994. Coal operations' total coal production from surface mines as a percentage of Coal operations' total coal production has grown from approximately 2% in 1985 to 69% in 1994.

PRODUCTION:
The following table indicates the approximate tonnage of coal purchased and produced by the Coal operations in 1994, 1993 and 1992:

(In thousands)                      1994        1993        1992
----------------------------------------------------------------
PRODUCED:
Deep                               4,857       7,061       8,642
Surface                           15,107       7,492       5,804
Contract                           2,364       2,521       2,792
----------------------------------------------------------------
                                  22,328      17,074      17,238
Purchased                          5,826       4,533       3,607
----------------------------------------------------------------
  Total                           28,154      21,607      20,845
----------------------------------------------------------------

Of the coal production in 1994 approximately 35% was produced for sale as metallurgical coal and 65% was produced for sale as steam coal.

In April 1993 Coal operations commenced production at its $15 million Tower Mountain surface mine in Logan County, West Virginia, employing many former underground miners who were retrained to operate large scale surface equipment. Operating under a mining plan known as mountaintop removal, the Tower Mountain mine utilizes 150 ton trucks to remove rock and overburden and uncover coal at a low cost. In 1994 this operation produced 1.7 million tons of coal.

Building on the success of Tower Mountain, Coal operations in 1994 opened two additional surface mines, Boardtree and Bandmill, in the same general area of West Virginia, also employing retrained underground miners. Taken together these three mines are expected to produce over five million tons annually of low sulphur steam coal. The coal produced from these mines will be shipped from the Rum Creek loading facility which is being upgraded at the cost of $6.8 million to load 10,000 ton unit trains in four hours, thereby reducing the delivered cost to the customer.

In connection with the 1994 acquisition of substantially all the coal mining operations and coal sales contracts of Addington, Coal operations acquired surface and deep mines, river docks, preparation plants and rail loading facilities. As part of the acquisition Coal operations entered into a coal purchase agreement for 4.9 million tons over a four year period. In addition, Coal operations also purchased four highwall mining systems from an affiliate of Addington, bringing to eight the total number of such systems owned by Coal operations. These systems, which follow contour surface mining, achieve productivity levels which can exceed conventional surface mining methods. During 1994, productivity and costs of the four operating surface mines acquired from Addington did not meet expectations and adverse geological conditions were encountered at one of the mines.

In June 1994 Coal operations prematurely terminated operations at its Heartland surface mine in Lincoln County, West Virginia, due to rising costs caused by adverse geological conditions that could not be overcome.

Productivity continues to benefit from the operating flexibilities contained in the labor agreements with the United Mine Workers of America (the 'UMWA'). Since the signing of the 1990 Agreement, no significant labor disruptions have occurred. On June 21, 1994, a successor collective bargaining agreement between Coal operations' union companies and the UMWA was ratified by such companies' union employees, replacing the principal labor agreement which expired on June 30, 1994.

                                      ---
                                       9

--------------------------------------------------------------------------------

SALES:
The following table indicates the approximate tonnage of coal sold by Coal operations in 1994, 1993 and 1992 in the domestic (North American) and export markets and by categories of customers:

                                    1994        1993        1992
                          (In thousands, except per ton amounts)
----------------------------------------------------------------
DOMESTIC:
 Steel and coke producers            769       1,854       1,931
 Utility, industrial and other    18,198      10,277       8,432
----------------------------------------------------------------
                                  18,967      12,131      10,363
EXPORT:
 Steel and coke producers          9,115       9,821      10,367
----------------------------------------------------------------
   Total sold                     28,082      21,952      20,730
----------------------------------------------------------------
Average selling price per ton     $27.70      $29.67      $30.96
----------------------------------------------------------------

In 1994 Coal operations sold approximately 28.1 million tons of coal, of which approximately 18.8 million tons were sold under contracts having a term of more than one year ('long-term contract'). At December 31, 1994, approximately 94.3 million tons were committed for sale under long-term contracts expiring at various times through July 2007. Contracts relating to the greater part of this tonnage are subject to periodic price renegotiation, which can result in termination by the purchaser or the seller prior to contract expiration in case the parties should fail to agree upon price.

The ten largest domestic customers purchased 13.0 million tons of coal in 1994 (46% of total coal sales and 69% of domestic coal sales, by tonnage). The three largest domestic customers purchased 7.0 million tons of coal in 1994 (25% of total coal sales and 37% of domestic coal sales, by tonnage). In 1994 American Electric Power Company purchased 3.6 million tons of coal, accounting for 13% of total coal sales and 19% of domestic coal sales, by tonnage.

Of the 9.1 million tons of coal sold in the export market in 1994, the ten largest customers accounted for 5.3 million tons (19% of total coal sales and 59% of export coal sales, by tonnage) and the three largest customers purchased
2.5 million tons (9% of total coal sales and 27% of export coal sales, by tonnage). Export coal sales are made principally under annual contracts or long-term contracts that are subject to annual price renegotiation. Under these export contracts, the price for coal is expressed and paid in United States dollars.

Virtually all coal sales in the domestic utility market pursuant to long-term contracts are subject to periodic price adjustment on the basis of provisions which permit an increase or decrease periodically in the price of coal sold thereunder to reflect increases and decreases in certain price indices and, in certain cases, such items as changes in taxes other than income taxes and, when the coal is sold other than FOB the mine, changes in railroad and barge freight rates. The provisions, however, are not identical in all of such contracts, and the selling price of the coal does not necessarily reflect every change in production cost incurred by the seller. These contracts are also generally subject to periodic price renegotiation.

Contracts for the sale of metallurgical coal in the domestic and export markets are generally subject to price renegotiation on an annual basis. Approximately
2.5 million tons, or 27%, of Coal operations' 1994 export coal sales of metallurgical coal were made to Japanese customers under similar long-term contracts which continue in effect through various dates, the latest of which is March 31, 1996, in each case subject to annual negotiation of price and other terms. Agreements as to price have not been reached with the principal Japanese customers for the contract year commencing April 1, 1995. However, it is anticipated that prices are expected to increase over 1994 levels.

COMPETITION:
The bituminous coal industry is highly competitive. Coal operations competes with many other large coal producers and with hundreds of small producers in the United States and abroad.

In the export market many foreign competitors, particularly Australian, South African and Canadian coal producers, benefit from certain competitive advantages existing in the countries in which they operate, such as less difficult mining conditions, less severe government regulation and lower labor and health benefit costs, as well as currencies which had generally depreciated against the United States dollar, although the Australian dollar strengthened in 1994. While the metallurgical coal produced by Coal operations is generally of higher quality and is often used by foreign steel producers to blend with coals from other sources to improve the quality of coke and coke oven efficiency, in recent years steel producers have developed facilities and techniques which, to some extent, enable them to accept lower quality metallurgical coal in their coke ovens. Moreover, new technologies for steel production using pulverized coal injection, direct reduction iron and the electric arc furnace may reduce the demand for metallurgical coal of all types.

                                      ---
                                       10

--------------------------------------------------------------------------------

Coal operations competes domestically on the basis of the high quality of its coal which is not only valuable in the making of steel but, because of low sulphur and high heat content, is also an attractive source of fuel to the electric utility and other coal burning industries.

Other factors which affect competition include the price, availability and public acceptance of alternative energy sources (in particular, oil, natural gas, hydroelectric power and nuclear power), as well as the impact of federal energy policies. Coal operations is not able to predict the effect, if any, on its business (especially with respect to sales to domestic utilities) of particular price levels for such alternative energy sources, especially oil and natural gas. However, any sustained and marked decline in such prices could have a material adverse effect on such business.

ENVIRONMENTAL MATTERS:
The Surface Mining Control and Reclamation Act of 1977 and the regulations promulgated thereunder ('SMCRA') by the Federal Office of Surface Mining Reclamation and Enforcement ('OSM'), and the enforcement thereof by the U.S. Department of the Interior, establish mining and reclamation standards for all aspects of surface mining as well as many aspects of deep mining. SMCRA also imposes a tax of $0.35 on each ton of surface-mined coal and $0.15 on each ton of deep-mined coal. OSM and its state counterparts monitor compliance with SMCRA and its regulations by the routine issuance of 'notices of violation' which direct the mine operator to correct the cited conditions within a stated period of time. Coal operations' policy is to correct the conditions that are the subject of these notices or to contest those believed to be without merit in appropriate proceedings.

Coal operations is involved in previously reported litigation with the state and federal agencies that regulate the environmental aspects of underground and surface mining. The litigation arises from the agencies' attempt to hold Coal operations liable for the unabated violations, civil penalties, and AML fees of other companies ('contractors') that have contracted in the past to mine Coal operations' coal. In so doing, the agencies are retroactively applying 'ownership or control' regulations first promulgated in 1988, to past transactions and ended relationships. The regulations are designed to 'block' or deny mining permits to any company that is 'linked' by 'ownership or control' to another company that has outstanding violations, penalties or fees. The company that is so linked cannot obtain new permits until the outstanding liabilities of the violator are satisfied.

In 1991, Coal operations filed an action against the Secretary of Interior and the State of Virginia to enjoin the agencies from blocking Coal operations' permits without first providing due process. The district court ruled that the United States Constitution requires the government to give Coal operations notice and an opportunity to contest the charges before blocking permits or taking other action to hold Coal operations liable for the alleged contractor violations. However, the court later ruled against Coal operations on a jurisdictional issue, holding that the case was a challenge to the ownership and control regulations themselves which had to be filed in the District of Columbia.

Coal operations has appealed the district court's decision on jurisdiction to the Fourth Circuit Court of Appeals. At the request of Coal operations, the district court left its injunction in force during the appeal to the Fourth Circuit, and the Fourth Circuit denied the government's motion to dissolve the injunction pending appeal. Following briefing and oral argument in October of 1992, the Fourth Circuit stayed its ultimate decision in the case pending a final disposition in a District of Columbia case in which industry groups have challenged the validity of the ownership or control rules. The District of Columbia case is awaiting decision on motions for summary judgment, which have been fully briefed and argued.

It has been over two years since the Fourth Circuit stayed its decision. How long the court will continue to do so is unknown. If the case is decided adversely to Coal operations, Coal operations may seek transfer to Washington or further review in the Supreme Court. If the injunction is dissolved and a permit block results, Coal operations will have to pay or settle the claims involving these contractors.

While the total liabilities of these contractors has not been determined at this time, it is estimated that they have outstanding civil penalties of approximately $2.0 million and unpaid AML fees of approximately $1.5 million (as of March 1994). In addition, the contractors may have outstanding reclamation obligations of several million dollars. Firm figures of the reclamation costs have not been determined at this time.

Coal operations is subject to various federal environmental laws, including the Clean Water Act, the Clean Air Act and the Safe Drinking Water Act, as well as state laws of similar scope in Virginia, West Virginia, Kentucky and Ohio. These laws require approval of many aspects of coal mining operations,

                                      ---
                                       11

--------------------------------------------------------------------------------

and both federal and state inspectors regularly visit Coal operations' mines and other facilities to assure compliance.

While it is not possible to quantify the costs of compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. In that connection, it is estimated that Coal operations will make capital expenditures for environmental control facilities in the amount of approximately $1.7 million in 1995 and $1.7 million in 1996. Compliance with these laws has substantially increased the cost of coal mining, but is, in general, a cost common to all domestic coal producers. Pittston believes that the competitive position of Coal operations has not been and should not be adversely affected except in the export market where Coal operations competes with various foreign producers subject to less stringent environmental regulation.

Federal, state and local authorities strictly monitor the sulphur dioxide and particulate emissions from electric power plants served by Coal operations. In 1990 Congress enacted the Clean Air Act Amendments of 1990, which, among other things, permit utilities to use low sulphur coals in lieu of constructing expensive sulphur dioxide removal systems. Pittston believes that such Act should have a favorable impact on the marketability of Coal operations' extensive reserves of low sulphur coals. However, Pittston cannot predict at this time the timing or extent of such favorable impact.

MINE HEALTH AND SAFETY LAWS:
The coal operating companies included within Coal operations are generally liable under federal laws requiring payment of benefits to coal miners with pneumoconiosis ('black lung'). The Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977 (the '1977 Act'), as amended by the Black Lung Benefits and Revenue Amendments Act of 1981 (the '1981 Act'), expanded the benefits for black lung disease and levied a tax on coal production of $1.10 per ton for deep-mined coal and $0.55 per ton for surface-mined coal, but not to exceed 4.4% of the sales price. In addition, the 1981 Act provides that certain claims for which coal operators had previously been responsible will be obligations of the government trust funded by the tax. The 1981 Act also tightens standards set by the 1977 Act for establishing and maintaining eligibility for benefits. The Revenue Act of 1987 extended the termination date of the tax from January 1, 1996 to the earlier of January 1, 2014 or the date on which the government trust becomes solvent. Pittston cannot predict whether any future legislation effecting changes in the tax will be enacted.

Stringent safety and health standards have been imposed by federal legislation since 1969 when the Federal Coal Mine Health and Safety Act was adopted, which resulted in increased operating costs and reduced productivity. The Federal Mine Safety and Health Act of 1977 significantly expanded the enforcement of health and safety standards.

Compliance with health and safety laws is, in general, a cost common to all domestic coal producers. Pittston believes that the competitive position of Coal operations has not been and should not be adversely affected except in the export market where Coal operations competes with various foreign producers subject to less stringent health and safety regulations.

LABOR AGREEMENTS; EMPLOYEE RELATIONS:
In January 1990, after a 46-week strike, various coal subsidiaries of Pittston (collectively, the 'Coal Subsidiaries') entered into the 1990 Agreement with the UMWA. The 1990 Agreement provided for increases in wages and benefits, expanded job security for the Coal Subsidiaries' employees, new health care cost containment measures and operational flexibility for the Coal Subsidiaries, including the right to operate 24 hours per day, seven days per week. The 1990 Agreement expired on June 30, 1994.

On June 21, 1994, a successor collective bargaining agreement between the Coal Subsidiaries' union companies and the UMWA was ratified by such companies' union employees, replacing the 1990 Agreement. The new agreement will remain in effect until December 31, 1998. This agreement continues the basic principles and provisions established in the 1990 Agreement with respect to the areas of job security, work rules and scheduling. The new agreement provides for, among other things, wage increases of $.40 per hour on December 15 of each of the years 1994 to 1997 and includes improvements in certain employee benefit programs.

In January 1993 the Coal Subsidiaries entered into a Memorandum of Understanding which modified the 1990 Agreement to cover the terms and conditions of employment at Coal operations' Tower Mountain and other surface mines located in Logan and Boone Counties, West Virginia. Such Memorandum expires on January 31, 1997.

At March 1, 1995 approximately 820 of the 2,729 employees of Coal operations were members of the UMWA. The remainder of such employees are either supervisory personnel or unrepresented hourly employees. Since the signing of the

                                      ---
                                       12

--------------------------------------------------------------------------------

1990 Agreement, no significant labor disruptions have occurred. Pittston believes that its employee relations are satisfactory.

HEALTH BENEFIT ACT:
In October 1992 the Coal Industry Retiree Health Benefit Act of 1992 (the 'Health Benefit Act') was enacted as part of the Energy Policy Act of 1992. The Health Benefit Act established rules for the payment of future health care benefits for thousands of retired union mine workers and their dependents. Part of the burden for these payments was shifted by the Health Benefit Act from certain coal producers, which had a contractual obligation to fund such payments, to producers such as Pittston which have collective bargaining agreements with the UMWA that do not require such payments and to numerous other companies which are no longer in the coal business. The Health Benefit Act established a trust fund to which 'signatory operators' and 'related persons', including Pittston and certain of its coal subsidiaries (collectively, the 'Pittston Companies'), are obligated to pay annual premiums for assigned beneficiaries, together with a pro rata share for certain beneficiaries who never worked for such employers, including, in Pittston's case, the Pittston Companies ('unassigned beneficiaries'), in amounts determined by the Secretary of Health and Human Services on the basis set forth in the Health Benefit Act. In October 1993 the Pittston Companies received notices from the Social Security Administration (the 'SSA') with regard to their assigned beneficiaries for which they are responsible under the Health Benefit Act. For 1993 and 1994 these amounts were approximately $9.1 million and $11.0 million, respectively. Pittston believes that the annual cash funding under the Health Benefit Act for the Pittston Companies' assigned beneficiaries will continue in the $10 to $11 million range for the next eight years and should begin to decline thereafter as the number of such assigned beneficiaries decreases.

Based on the number of beneficiaries actually assigned by the SSA, Pittston estimates the aggregate pretax liability relating to the Pittston Companies' assigned beneficiaries at December 31, 1994 at approximately $250 million, which when discounted at 8.75% provides a present value estimate of approximately $100 million.

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

EVERGREEN CASE:
In 1988 the trustees of certain pension and benefit trust funds (the 'Funds') established under collective bargaining agreements with the UMWA brought an action (the 'Evergreen Case') against Pittston and a number of its coal subsidiaries in the United States District Court for the District of Columbia, claiming that the defendants are obligated to contribute to the Funds in accordance with the provisions of the 1988 and subsequent National Bituminous Coal Wage Agreements, to which neither Pittston nor any of its subsidiaries is a signatory. In January 1992 the District Court issued an order granting summary judgment on the issue of liability which was thereafter affirmed by the Court of Appeals. In June 1993 the United States Supreme Court denied a petition for a writ of certiorari. The case has been remanded to the District Court, and damage and other issues remain to be decided. In September 1993 the Company filed a motion seeking relief from the District Court's grant of summary judgment to plaintiffs based on, among other things, the Company's allegation that plaintiffs improperly withheld evidence that directly refutes plaintiffs' representations to the District Court and the Court of Appeals in this case. In December 1993 that motion was denied. On May 23, 1994, the trustees filed a Motion for Entry of Final Judgment seeking approximately $71.1 million in delinquent contributions, interest and liquidated damages through May 31, 1994, plus approximately $17.4 thousand additional interest and liquidated damages for each day between May 31, 1994 and the date final judgment is entered, plus ongoing contributions to the 1974 Pension Plan. The Company has opposed this motion. There has been no decision on this motion or final judgment entered to date.

In furtherance of its ongoing effort to identify other available legal options for seeking relief from what it believes to be an erroneous finding of liability in the Evergreen Case, the Company has filed suit against the Bituminous Coal Operators Association and others (the 'BCOA Case') to hold them

                                      ---
                                       13

--------------------------------------------------------------------------------

responsible for any damages sustained by the Company as a result of the Evergreen Case. Although the Company is continuing that effort, the Company, following the District Court's ruling in December 1993, recognized the potential liability that may result from an adverse judgment in the Evergreen Case. In any event, any final judgment in the Evergreen Case will be subject to appeal.

In December 1994, the District Court ordered that the Evergreen Case, as well as related cases filed against other coal companies, and the BCOA Case be submitted to mediation before a Federal judge in an effort to obtain a settlement. The mediation process is ongoing.

As a result of the Health Benefit Act described above, there is no continuing liability in this case in respect of health benefit funding after February 1, 1993.

PROPERTIES:
The principal properties of Coal operations are coal reserves, coal mines and coal preparation plants, all of which are located in Virginia, West Virginia, eastern Kentucky and Ohio. Such reserves are either owned or leased. Leases of land or coal mining rights generally are either for a long-term period or until exhaustion of the reserves, and require the payment of a royalty based generally on the sales price and/or tonnage of coal mined from a particular property. Many leases or rights provide for payment of minimum royalties.

Pittston estimates that Coal operations' proved and probable surface mining, deep mining and total coal reserves as of December 31, 1994 were 158 million, 228 million and 386 million tons*, respectively. Such estimates represent economically recoverable and minable tonnage and include allowances for extraction and processing.

Of the 386 million tons of proved and probable coal reserves as of December 31, 1994, approximately 75% has a sulphur content of less than 1% (which is generally regarded in the industry as low sulphur coal) and approximately 25% has a sulphur content greater than 1%. Approximately 24% of such reserves consists of primarily metallurgical grade coal.

As of December 31, 1994, Coal operations controlled approximately 963 million tons of additional coal deposits in the eastern United States, which cannot be expected to be economically recovered without market improvement and/or the application of new technologies. Coal operations also owns substantial quantities of low sulphur coal deposits in Sheridan County, Wyoming.

Most of the oil and gas rights associated with Coal operations' properties are managed by an indirect wholly owned subsidiary of Pittston which, in general, receives royalty and other income from oil and gas development and operation by third parties. Coal operations also receives incidental income from the sale of timber cutting rights on certain properties.

Coal operations owns a 32.5% interest in Dominion Terminal Associates ('DTA'), which leases and operates a ground storage-to-vessel coal transloading facility in Newport News, Virginia. DTA has a throughput capacity of 22.0 million tons of coal per year and ground storage capacity of 2.0 million tons. A portion of Coal operations' share of the throughput and ground storage capacity of the DTA facility is subject to user rights of third parties which pay Coal operations a fee. The DTA facility serves export customers, as well as domestic coal users located on the eastern seaboard of the United States. For information relating to the financing arrangements for DTA, see Note 12 to Minerals Group Financial Statements included in Part II hereof.

MINERAL VENTURES

PMV's business is directed at locating and acquiring mineral assets, advanced stage projects and operating mines. PMV is currently evaluating gold projects in the United States and Australia. An exploration office has been opened in Reno, Nevada, to coordinate PMV's expanded exploration program in the Western United States. In 1994 PMV expended approximately $2.8 million on all of such programs.

The Stawell gold mine, located in the Australian state of Victoria, in which PMV has a net equity interest of 67%, produced 77,966 ounces of gold in 1994. PMV estimates that on December 31, 1994, the Stawell gold mine had approximately 3,860,000 tons of proved and probable gold ore reserves at an average grade of about .115 of an ounce per ton. In-mine exploration at Stawell continues to generate positive results.

------------------------------------
      * As referred to herein, 'tons' are defined as short tons of 2,000 pounds unless otherwise indicated.

                                      ---
                                       14

--------------------------------------------------------------------------------

The Pittston Company and Subsidiaries

-----------------------------------------------------------------
 MATTERS  RELATING  TO  FORMER
 OPERATIONS

In April 1990 the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ('Tankport') in Jersey City, New Jersey, which operations were sold in 1983. Under the settlement agreement the Company is obligated to pay for 80% of the remediation costs. Based on data available to the Company and its environmental consultants, the Company estimates its portion of the clean-up costs, on an undiscounted basis, using existing technologies to be between $6.7 million and $14.1 million over a period of up to five years. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which the clean-up will be conducted. The clean-up estimates have been modified in light of certain regulatory changes promulgated in December 1994.

The Company commenced an insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. Although the underwriters have disputed this claim, management and its legal counsel believe that recovery is probable of realization in the full amount of the claim. This conclusion is based upon, among other things, the nature of the pollution policies which were broadly designed to cover such contingent liabilities, the favorable state of the law in the State of New Jersey (whose laws were held by the court to control the interpretation of the policies), and numerous other factual considerations which support the Company's analysis of the insurance contracts and rebut the underwriters' defenses. Accordingly, there is no net liability in regard to the Tankport obligation.

                            ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

For a description of the Evergreen Case, see Items 1 and 2: 'Pittston Minerals Group -- Description of Businesses -- Coal Operations -- Evergreen Case.'

           ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

Not applicable.

                                      ---
                                       15

The Pittston Company and Subsidiaries

--------------------------------------------------------------------------------
 EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The following is a list as of March 15, 1995, of the names and ages of the executive and other officers of Pittston and the names and ages of certain officers of its subsidiaries, indicating the principal positions and offices held by each. There is no family relationship between any of the officers named.

Name                             Age   Positions and Offices Held                                                     Held Since
--------------------------------------------------------------------------------------------------------------------------------
EXECUTIVE OFFICERS:
Joseph C. Farrell                59     Chairman, President and Chief Executive Officer                                1991
James B. Hartough                47     Vice President - Corporate Finance and Treasurer                               1988
Frank T. Lennon                  53     Vice President - Human Resources and Administration                            1985
Gary R. Rogliano                 43     Vice President - Controllership and Taxes                                      1991

OTHER OFFICERS:
Austin F. Reed                   43     Vice President, General Counsel and Secretary                                  1994
Jonathan M. Sturman              52     Vice President - Corporate Development                                         1995
Arthur E. Wheatley               52     Vice President and Director of Risk Management                                 1988

SUBSIDIARY OFFICERS:
Michael T. Dan                   44     President and Chief Executive Officer of Brink's, Incorporated                 1993
Karl K. Kindig                   43     President and Chief Executive Officer of Pittston Coal Company                 1995
Peter A. Michel                  52     President and Chief Executive Officer of Brink's Home Security, Inc.           1988
--------------------------------------------------------------------------------------------------------------------------------

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

Messrs. Hartough, Lennon and Wheatley have served in their present positions for more than the past five years.

Mr. Sturman was elected to his present position on February 3, 1995, having served from December 1993 as Assistant to the Chairman of Pittston. Mr. Sturman was Chief Financial Officer of Brink's, Incorporated, from August 1992 to December 1993, Vice President, Operations Review of Pittston from October 1991 to August 1992 and Vice President and Controller of Pittston from 1986 through October 1991.

Mr. Dan was elected President and Chief Executive Officer of Brink's, Incorporated in July 1993. From August 1992 to July 1993 he served as President of North American operations of Brink's, Incorporated and as Executive Vice President of Brink's, Incorporated from 1985 to 1992.

Mr. Kindig was elected President and Chief Executive Officer of Pittston Coal Company on January 1, 1995. He served as Vice President - Corporate Development of Pittston from October 1991 to January 15, 1995. From 1990 to 1991 he served as Vice President and General Counsel of Pittston Coal Management Company, and from 1986 to 1990 he served as Counsel to Coal Operations.

Mr. Michel was elected President and Chief Executive Officer of Brink's Home Security, Inc. in April 1988. From 1985 to 1987 he served as President and Chief Executive Officer of Penn Central Technical Security Company.

                                      ---
                                       16

                 ---------------------------------------------
                                    PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
--------------------------------------------------------------------------------

COMMON STOCK
-----------------------------------------------------------------

                                      Market Price        Declared
                                      High       Low     Dividends
---------------------------------------------------------------------
THE PITTSTON COMPANY
1993
1st Quarter                         $17.25     13.63         $.075
2nd Quarter                          19.00     15.63          .075
3rd Quarter (through July 26)        22.63     16.50            --
---------------------------------------------------------------------
PITTSTON SERVICES GROUP
1993
3rd Quarter (commencing July 6)     $22.00     14.50          $.05
4th Quarter                          29.75     21.00           .05
1994
1st Quarter                         $31.25     21.38          $.05
2nd Quarter                          31.13     21.63           .05
3rd Quarter                          31.25     27.00           .05
4th Quarter                          29.00     23.13           .05
---------------------------------------------------------------------
PITTSTON MINERALS GROUP
1993
3rd Quarter (commencing July 6)     $24.50     11.50        $.1625
4th Quarter                          24.25     20.50         .1625
1994
1st Quarter                         $30.50     17.50        $.1625
2nd Quarter                          22.00     17.25         .1625
3rd Quarter                          24.25     17.75         .1625
4th Quarter                          26.38     20.63         .1625
---------------------------------------------------------------------

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

Services Stock and Minerals Stock are traded on the New York Stock Exchange under the ticker symbols 'PZS' and 'PZM', respectively. As of March 1, 1995, there were approximately 5,802 and 4,567 shareholders of record of Services Stock and Minerals Stock, respectively.

                                      ---
                                       17

                         ITEM 6. SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

The Pittston Company and Subsidiaries
--------------------------------------------------------------------------------
 SELECTED FINANCIAL DATA
FIVE YEARS IN REVIEW

(In thousands, except per share amounts)                  1994                1993                1992                1991
--------------------------------------------------------------------------------------------------------------------------
SALES AND INCOME:
Net sales and operating revenues                    $2,667,275           2,256,121           2,073,041           1,884,408
Income (loss) before extraordinary credit
 and cumulative effect of accounting changes            26,897(b)           14,146(b)           49,087(b)          (28,835)
Extraordinary credit                                        --                  --                  --                  --
Cumulative effect of accounting changes                     --                  --                  --            (123,017)(d)
Net income (loss)                                       26,897(b)           14,146(b)           49,087(b)         (151,852)
--------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION:
Net property, plant and equipment                    $ 445,834             369,821             376,872             332,232
Total assets                                         1,737,778           1,361,501           1,322,288           1,240,085
Long-term debt, less current maturities                138,071              58,388              91,208              71,962
Shareholders' equity                                 $ 447,815             353,512             341,460             316,515
--------------------------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES OUTSTANDING (a):
Pittston Services Group                                 37,784              36,907              37,081              37,284
Pittston Minerals Group                                  7,564               7,381               7,416               7,457
--------------------------------------------------------------------------------------------------------------------------
PER PITTSTON SERVICES GROUP
  COMMON SHARE (a):
Income before extraordinary credit and
 cumulative effect of accounting changes            $     2.11(b)             1.28(b)              .74(b)              .56
Extraordinary credit                                        --                  --                  --                  --
Cumulative effect of accounting changes                     --                  --                  --                 .01(d)
Net income                                                2.11(b)             1.28(b)              .74(b)              .57
Cash dividends                                             .20               .1909               .1515               .1212
Book value                                          $    12.07(c)            10.07(c)             9.00(c)             9.64
--------------------------------------------------------------------------------------------------------------------------
PER PITTSTON MINERALS GROUP
  COMMON SHARE (a):
Income (loss) before extraordinary credit and
 cumulative effect of accounting changes            $    (7.50)              (4.47)               2.94               (6.66)
Extraordinary credit                                        --                  --                  --                  --
Cumulative effect of accounting changes                     --                  --                  --              (16.54)(d)
Net income (loss)                                        (7.50)              (4.47)               2.94              (23.20)
Cash dividends                                             .65               .6204               .4924               .3939
Book value                                          $   (10.74)(c)           (3.31)(c)            1.68(c)            (5.80)

(In thousands, except per share amounts)                     1990
---------------------------------------------------------------------
SALES AND INCOME:
Net sales and operating revenues                        1,806,050
Income (loss) before extraordinary credit
 and cumulative effect of accounting changes               46,192
Extraordinary credit                                       14,876
Cumulative effect of accounting changes                        --
Net income (loss)                                          61,068
---------------------------------------------------------------------
FINANCIAL POSITION:
Net property, plant and equipment                         319,348
Total assets                                            1,120,471
Long-term debt, less current maturities                   110,709
Shareholders' equity                                      479,732
---------------------------------------------------------------------
AVERAGE COMMON SHARES OUTSTANDING (a):
Pittston Services Group                                    37,282
Pittston Minerals Group                                     7,456
---------------------------------------------------------------------
PER PITTSTON SERVICES GROUP
  COMMON SHARE (a):
Income before extraordinary credit and
 cumulative effect of accounting changes                      .31
Extraordinary credit                                          .30
Cumulative effect of accounting changes                        --
Net income                                                    .61
Cash dividends                                              .1212
Book value                                                   9.60
---------------------------------------------------------------------
PER PITTSTON MINERALS GROUP
  COMMON SHARE (a):
Income (loss) before extraordinary credit and
 cumulative effect of accounting changes                     4.63
Extraordinary credit                                          .50
Cumulative effect of accounting changes                        --
Net income (loss)                                            5.13
Cash dividends                                              .3939
Book value                                                  16.35

(a) For purposes of computing net income (loss) per common share and book value per share for Pittston Services Group ('Services Group') and Pittston Minerals Group ('Minerals Group') for the periods prior to July 1, 1993, the number of shares of Pittston Services Group Common Stock ('Services Stock') are assumed to be the same as the total corresponding number of shares of The Pittston Company's (the 'Company') common stock. The number of shares of Pittston Minerals Group Common Stock ('Minerals Stock') are assumed to equal one-fifth of the number of shares of the Company's common stock (Note 9).

The initial dividends on the Services Stock and Minerals Stock were paid on September 1, 1993. Dividends paid by the Company prior to September 1, 1993, have been attributed to the Services and Minerals Groups in relation to the initial dividends paid on the Services Stock and Minerals Stock.

(b) As of January 1, 1992, Brink's Home Security, Inc. elected to capitalize categories of costs not previously capitalized for home security installations to more accurately reflect subscriber installation costs. The effect of this change in accounting principle was to increase income (loss) before extraordinary credit and cumulative effect of accounting changes and net income of the Company and the Services Group by $2,486 or $.07 per share of Services Stock in 1994, $2,435 or $.07 per share of Services Stock in 1993 and by $2,596 or $.07 per share of Services Stock in 1992 (Note 4).

(c) Calculated based on the number of shares outstanding at end of the period excluding shares outstanding under the Company's Employee Benefits Trust (Note
9).

(d) As of January 1, 1991, the Company adopted Statement of Financial Accounting Standard No. 106 'Employers' Accounting for Postretirement Benefits Other Than Pensions' and Statement of Financial Accounting Standard No. 109 'Accounting for Income Taxes'.

                                      ---
                                       18

Pittston Services Group
--------------------------------------------------------------------------------
 SELECTED FINANCIAL DATA

The following Selected Financial Data reflects the results of operations and financial position of the businesses which comprise Pittston Services Group ('Services Group') and should be read in connection with the Services Group's financial statements. The financial information of the Services Group and Pittston Minerals Group ('Minerals Group') supplements the consolidated financial information of The Pittston Company and Subsidiaries (the 'Company') and, taken together, includes all accounts which comprise the corresponding consolidated financial information of the Company.

FIVE YEARS IN REVIEW

(In thousands, except per share amounts)                  1994                1993                1992                1991
--------------------------------------------------------------------------------------------------------------------------
SALES AND INCOME:
Operating revenues                                  $1,872,277           1,569,032           1,415,170           1,302,308
Income before extraordinary credit and
 cumulative effect of accounting changes                79,845(b)           47,126(b)           27,277(b)           20,841
Extraordinary credit                                        --                  --                  --                  --
Cumulative effect of accounting changes                     --                  --                  --                 311(c)
Net income                                          $   79,845(b)           47,126(b)           27,277(b)           21,152
--------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION:
Net property, plant and equipment                   $  225,372             188,076             169,736             160,783
Total assets                                           940,676             806,941             767,020             731,973
Long-term debt, less current maturities                 49,896              58,109              91,208              71,962
Shareholder's equity                                $  456,411             378,369             329,158             359,813
--------------------------------------------------------------------------------------------------------------------------
AVERAGE PITTSTON SERVICES GROUP COMMON
SHARES OUTSTANDING (a)                                  37,784              36,907              37,081              37,284

PITTSTON SERVICES GROUP COMMON SHARES
OUTSTANDING (a)                                         41,595              41,429              40,533              37,317
--------------------------------------------------------------------------------------------------------------------------
PER PITTSTON SERVICES GROUP COMMON SHARE (a):
Income before extraordinary credit and
 cumulative effect of accounting changes            $     2.11(b)             1.28(b)              .74(b)              .56
Extraordinary credit                                        --                  --                  --                  --
Cumulative effect of accounting changes                     --                  --                  --                 .01(c)
Net income                                                2.11(b)             1.28(b)              .74(b)              .57
Cash dividends                                           .2000               .1909               .1515               .1212
Book value                                          $    12.07               10.07                9.00                9.64

(In thousands, except per share amounts)                     1990
-------------------------------------------------------------------
SALES AND INCOME:
Operating revenues                                      1,252,509
Income before extraordinary credit and
 cumulative effect of accounting changes                   11,636
Extraordinary credit                                       11,147
Cumulative effect of accounting changes                        --
Net income                                                 22,783
-------------------------------------------------------------------
FINANCIAL POSITION:
Net property, plant and equipment                         158,151
Total assets                                              719,304
Long-term debt, less current maturities                   104,709
Shareholder's equity                                      357,858
-------------------------------------------------------------------
AVERAGE PITTSTON SERVICES GROUP COMMON
SHARES OUTSTANDING (a)                                     37,282
PITTSTON SERVICES GROUP COMMON SHARES
OUTSTANDING (a)                                            37,278
-------------------------------------------------------------------
PER PITTSTON SERVICES GROUP COMMON SHARE (A):
Income before extraordinary credit and
 cumulative effect of accounting changes                      .31
Extraordinary credit                                          .30
Cumulative effect of accounting changes                        --
Net income                                                    .61
Cash dividends                                              .1212
Book value                                                   9.60

(a) For the periods prior to July 1, 1993, the number of shares of Pittston Services Group Common Stock ('Services Stock') are assumed to be the same as the total corresponding number of shares of the Company's common stock. Shares outstanding at the end of the period include shares outstanding under the Company's Employee Benefits Trust of 3,779 shares, 3,854 shares and 3,951 shares at December 31, 1994, 1993 and 1992, respectively. Average shares outstanding do not include these shares. The initial dividend on Services Stock was paid on September 1, 1993. Dividends paid by the Company prior to September 1, 1993, have been attributed to the Services Group in relation to the initial dividend paid on the Services Stock. Book value per share is calculated based on the number of shares outstanding at the end of the period excluding shares outstanding under the Company's Employee Benefits Trust.

(b) As of January 1, 1992, Brink's Home Security, Inc. ('BHS') elected to capitalize categories of costs not previously capitalized for home security installations to more accurately reflect subscriber installation costs. The effect of this change in accounting principle was to increase income before extraordinary credit and cumulative effect of accounting changes and net income by $2,486 or $.07 per share in 1994, $2,435 or $.07 per share in 1993 and by $2,596 or $.07 per share in 1992 (Note 4).

(c) As of January 1, 1991, the Services Group adopted Statement of Financial Accounting Standard No. 106 'Employers' Accounting for Postretirement Benefits Other Than Pensions' and Statement of Financial Accounting Standard No. 109 'Accounting for Income Taxes'.

                                      ---
                                       19

Pittston Minerals Group
--------------------------------------------------------------------------------
 SELECTED FINANCIAL DATA

The following Selected Financial Data reflects the results of operations and financial position of the businesses which comprise Pittston Minerals Group ('Minerals Group') and should be read in connection with the Minerals Group's financial statements. The financial information of Minerals Group and Pittston Services Group ('Services Group') supplements the consolidated financial information of The Pittston Company and Subsidiaries (the 'Company') and, taken together, includes all accounts which comprise the corresponding consolidated financial information of the Company.

FIVE YEARS IN REVIEW

(In thousands, except per share amounts)                  1994                1993                1992                1991
--------------------------------------------------------------------------------------------------------------------------
SALES AND INCOME:
Net sales                                             $794,998             687,089             657,871             582,100
Income (loss) before extraordinary credit
 and cumulative effect of accounting
 changes                                               (52,948)            (32,980)             21,810             (49,676)
Extraordinary credit                                        --                  --                  --                  --
Cumulative effect of accounting changes                     --                  --                  --            (123,328)(b)
Net income (loss)                                     $(52,948)            (32,980)             21,810            (173,004)
--------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION:
Net property, plant and equipment                     $220,462             181,745             207,136             171,449
Total assets                                           867,512             606,247             587,696             528,176
Long-term debt, less current maturities                 88,175                 279                  --                  --
Shareholder's equity                                  $ (8,596)            (24,857)             12,302             (43,298)
--------------------------------------------------------------------------------------------------------------------------
AVERAGE PITTSTON MINERALS GROUP COMMON
SHARES OUTSTANDING (a)                                   7,594               7,381               7,416               7,457

PITTSTON MINERALS GROUP COMMON SHARES
OUTSTANDING (a)                                          8,390               8,281               8,107               7,463
--------------------------------------------------------------------------------------------------------------------------
PER PITTSTON MINERALS GROUP COMMON SHARE (a):
Income (loss) before extraordinary credit
 and cumulative effect of accounting
 changes                                              $  (7.50)              (4.47)               2.94               (6.66)
Extraordinary credit                                        --                  --                  --                  --
Cumulative effect of accounting changes                     --                  --                  --              (16.54)(b)
Net income (loss)                                        (7.50)              (4.47)               2.94              (23.20)
Cash dividends                                             .65               .6204               .4924               .3939
Book value                                            $ (10.74)              (3.31)               1.68               (5.80)

(In thousands, except per share amounts)                     1990
-------------------------------------------------------------------
SALES AND INCOME:
Net sales                                                 553,541
Income (loss) before extraordinary credit
 and cumulative effect of accounting
 changes                                                   34,556
Extraordinary credit                                        3,729
Cumulative effect of accounting changes                        --
Net income (loss)                                          38,285
-------------------------------------------------------------------
FINANCIAL POSITION:
Net property, plant and equipment                         161,197
Total assets                                              401,167
Long-term debt, less current maturities                     6,000
Shareholder's equity                                      121,874
-------------------------------------------------------------------
AVERAGE PITTSTON MINERALS GROUP COMMON
SHARES OUTSTANDING (a)                                      7,456
PITTSTON MINERALS GROUP COMMON SHARES
OUTSTANDING (a)                                             7,456
-------------------------------------------------------------------
PER PITTSTON MINERALS GROUP COMMON SHARE (a):
Income (loss) before extraordinary credit
 and cumulative effect of accounting
 changes                                                     4.63
Extraordinary credit                                          .50
Cumulative effect of accounting changes                        --
Net income (loss)                                            5.13
Cash dividends                                              .3939
Book value                                                  16.35

(a) For the periods prior to July 1, 1993, the number of shares of Pittston Minerals Group Common Stock ('Minerals Stock') are assumed to equal one-fifth of the number of shares of the Company's common stock. Shares outstanding at the end of the period include shares outstanding under the Company's Employee Benefits Trust of 723 shares, 770 shares and 790 shares at December 31, 1994, 1993 and 1992, respectively. Average shares outstanding do not include these shares. The initial dividend on Minerals Stock was paid on September 1, 1993. Dividends paid by the Company prior to September 1, 1993, have been attributed to the Minerals Group in relation to the initial dividend paid on the Minerals Stock. Book value per common share is calculated based on the number of shares outstanding at the end of the period excluding shares outstanding under the Company's Employee Benefits Trust.

(b) As of January 1, 1991, the Minerals Group adopted Statement of Financial Accounting Standards No. 106 'Employers' Accounting for Postretirement Benefits Other Than Pensions' and Statement of Accounting Standards No. 109 'Accounting for Income Taxes'.

                                      ---
                                       20

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

The Pittston Company and Subsidiaries

--------------------------------------------------------------------------------
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
 OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net income for The Pittston Company, (the 'Company'), for 1994 was $26.9 million compared with $14.1 million for 1993. Operating profit totaled $42.9 million for 1994 compared with $26.1 million for 1993. Net income and operating profit for 1994 included charges totalling $58.1 million and $90.8 million, respectively, attributable to the Company's Coal operations for asset writedowns and accruals for costs related to facility shutdowns. Net income and operating profit for 1993 reflected similar charges, in addition to a litigation accrual, totalling $48.9 million and $78.6 million, respectively. Such charges in 1993 impacted the Company's Coal and Mineral Ventures operations. Net income and operating profit for 1994 compared with 1993 were positively impacted by improved results from each of the Company's services businesses, which include the operations of Burlington Air Express Inc. ('Burlington'), Brink's, Incorporated ('Brink's') and Brink's Home Security, Inc. ('BHS'), and from the Company's Mineral Ventures business. In addition to the impact of asset writedowns and other restructuring charges year to year, operating results for Coal operations declined for 1994 compared with 1993.

Net income and operating profit for 1992 was $49.1 million and $89.5 million, respectively. The comparison of net income and operating profit for 1993 is also affected by charges incurred beginning in 1993 for legislated health care benefits for retired union mine workers and their dependents. In 1993, the Company recognized a pre-tax charge of $10 million ($6.5 million after tax) for these benefits. Net income and operating profit for 1992 were positively impacted by a pension credit of $7.0 million and $11.1 million, respectively, relating to the final year of amortization of the unrecognized initial net pension asset at the date of adoption of Statement of Financial Accounting Standards ('SFAS') No. 87, 'Employers Accounting for Pensions'. This credit was recognized over the estimated remaining average service life of the Company's employees at the date of adoption.

BURLINGTON
Operating profit of Burlington increased $31.2 million to $69.2 million in 1994 from $38.0 million in 1993. Worldwide revenues rose 22% to $1.2 billion in the current year from $998.1 million in the prior year. The $217.2 million increase in revenues resulted principally from higher volume in both domestic and international markets.

Increased revenues from higher volumes were partially offset by lower average yields (revenues per pound). Total weight shipped worldwide increased 22% to 1,248.5 million pounds in 1994 from 1,020.4 million pounds a year earlier. Global average yield decreased less than 1% or $.01 to $.97 in 1994 compared with a year earlier, whereas, total cost per pound decreased 2% or $.02 to $.92 for the year. Total operating expenses and selling, general and administrative expenses increased in 1994 compared with 1993 largely resulting from the increased volume of business.

Operating profit in the Americas' region for 1994 benefited from North American volume increases, a significant portion of which was from increased shipping levels. Such increases were aided by a strong economy and limited lift capacity available to forwarders. Higher volume, in part, also reflected the impact of the 24 day Teamsters strike in 1994. Export volumes also increased during 1994, while pricing for U.S. exports was adversely impacted by competitive pricing. Operating profit in the Americas' region benefited from growth in the North American market for heavy airfreight, increased market share, a shift in mix toward Burlington's premium next-day service, and, on a per pound basis, lower private fleet, common carriage and cartage costs. Increased capacity as a result of the fourth quarter 1993 expansion of Burlington's airfreight hub in Toledo, Ohio, as well as the 1994 fleet expansion assisted in increasing efficiency and provided additional capacity in existing and new next morning markets. Gains for Americas' operations from increased business volume including a 23% increase in domestic weight shipped and efficiencies were partially offset by decreased average yields in 1994. Average yields continue to reflect a highly competitive pricing environment.

Foreign operating results in 1994 decreased from the 1993 level. Although foreign operations benefited from a 21% increase in international weight shipped, the benefit of increased volumes was more than offset by lower yields, additional costs incurred in connection with offering complete global logistics services, and startup costs incurred in providing services in additional foreign markets.

Operating profit of Burlington increased $22.9 million to $38.0 million in 1993 from $15.1 million in 1992. Worldwide revenues increased $97.8 million or 11% to $998.1 million in 1993 from $900.3 million in 1992. The increase in revenues primarily reflects volume increases only partially offset by lower average yields. Total weight shipped worldwide for 1993

                                      ---
                                       21

--------------------------------------------------------------------------------

increased 14% to 1,020.4 million pounds from 893.0 million pounds in 1992. Global average yield decreased 3% or $.03 to $.98 in 1993 compared to 1992 while total cost per pound decreased 5% or $.05 to $.94. Total operating expenses increased, while selling, general and administrative expenses decreased in 1993 compared with the prior year. Higher operating expenses resulting from the increased volume of business in 1993 were, however, favorably impacted by increased efficiency in private fleet operations achieved as a result of a fleet upgrade to DC8-71 aircraft replacing B707 aircraft, accomplished by lease transactions at year-end 1992 and in early 1993. During the 1993 fourth quarter Burlington also completed a 30% expansion of its airfreight hub in Toledo, Ohio. This expansion assisted in increasing efficiency, including higher average weight shipped per container. Selling, general and administrative expenses in 1992 were adversely affected by charges for costs related to organizational downsizing in both domestic and foreign operations.

Americas' operating profit in 1993 increased compared with 1992 largely due to increased domestic and export volume and lower transportation costs per pound, partially offset by decreased average yields. While average yields decreased in 1993 compared with 1992 reflecting a highly competitive pricing environment, market improvement was evident during the last quarter of 1993 as load factors increased.

Foreign operating results in 1993 also increased compared with results in 1992. These operations benefited from a 16% increase in international weight shipped, however such gains were partially offset by lower yields.

BRINK'S
Operating profit of Brink's increased $4.7 million to $39.7 million in 1994 from $35.0 million in 1993. An increase in revenues of $65.1 million was offset to a large extent by increases in operating expenses and selling, general and administrative expenses of $59.4 million and a decrease in other operating income of $1.0 million.

The increase in operating profit in 1994 was largely due to North American operations. Revenue from North American operations increased $36.9 million or 12% to $337.6 million and operating profit increased $3.2 million or 16% to $23.2 million. Air courier, diamond and jewelry, armored car, automated teller machine ('ATM') servicing and coin wrapping operations each contributed to the increase in North American operating profit in 1994, while results for currency processing operations remained comparable to the prior year.

Revenue from international subsidiaries increased $28.2 million or 16% to $209.4 million, while operating earnings from international subsidiaries and affiliates increased $1.5 million or 10% to $16.5 million compared to 1993. The most significant improvements were recorded by operations in Brazil (100% owned) and Israel (70% owned). Improvements were also recorded in the United Kingdom (100% owned), Colombia (46% owned), Hong Kong (67% owned) and the Company's international diamond and jewelry operations. Results for Holland (65% owned), France (38% owned) and Chile (60% owned) declined from the prior year. Brazil's operating profit for 1994 totaled $3.2 million in 1994 compared with $1.4 million in 1993. Brazil's earnings in 1994 were augmented by the large volume of one-time special shipments of the new Brazilian currency and to a lesser extent from increased volume due to the growth of money in circulation. Results for Brazil in 1994 also included price increases obtained during the year to defray the substantially higher security costs made necessary by the dramatic increase in attacks on the armored car industry in Brazil. Although results were positive during 1994, operational and inflationary problems caused by the Brazilian economy make it uncertain as to whether this favorable trend in earnings will continue. Brink's share of the equity in earnings from their Mexican affiliate (20% owned) of $2.8 million in 1994 was comparable to the 1993 level. These results were impacted by the local economic recession, and costs incurred to streamline the operation, including work force reductions. Results in Mexico for 1994 were not significantly impacted by the devaluation of the peso in late December 1994, however, if the foreign exchange value of the peso and general economic conditions do not improve, results from this operation in the near term could be significantly impacted.

In 1993, Brink's operating profit increased $4.6 million to $35.0 million from $30.4 million in 1992. Worldwide operating revenues increased 9% or $37.9 million to $481.9 million with increased operating expenses and selling, general and administrative expenses of $31.7 million and decreased other operating income of $1.5 million.

A significant portion of the increase in revenues and operating profit in 1993 compared with 1992 was attributable to North American operations. Revenue from North American operations increased $29.5 million or 11% to $300.7 million and operating profit increased $4.2 million or 27% to $20.0 million. Increases in ATM, armored car, air courier and coin wrapping results were partially offset by a decrease in currency processing results.

                                      ---
                                       22

--------------------------------------------------------------------------------

Revenue from international subsidiaries increased $8.4 million or 5% to $181.2 million, while operating results for international subsidiaries and affiliates for 1993 remained comparable to 1992 results. Increased earnings from operations in Brazil were offset by decreased results from the U.K. operation and Brink's equity affiliate in Mexico. Operations in Brazil reported a $1.4 million operating profit in 1993 compared with a $.3 million operating loss in 1992. Results in the U.K. were affected by competitive price pressures, recessionary pressures and the cost of a labor settlement. Operations of Brink's equity affiliate in Mexico were affected by a recessionary economy, competitive pressures, losses from new business ventures and severance costs incurred in streamlining the work force.

BHS
Operating profit of BHS aggregated $32.4 million in 1994 compared with $26.4 million in 1993 and $16.5 million in 1992. The $6.0 million increase in operating profit in 1994 compared with 1993 reflects increased monitoring revenues, partially offset by increased installation expenses and increased overhead costs. The $9.9 million increase in operating profit in 1993 compared with 1992 reflects increased monitoring revenues, partially offset by increases in installation expenses and servicing and overhead costs.

The increased monitoring revenue in 1994 as in 1993 was largely attributable to an expanding subscriber base. Although total costs, including installation expenses, increased as a result of the expanding subscriber base, such growth contributed to improved economies of scale and other cost efficiencies achieved in servicing BHS's subscribers. At year-end 1994, BHS had approximately 318,000 subscribers, 47% more than the year-end 1992 subscriber base. New subscribers totaled 75,200 in 1994 and 59,700 in 1993. As a result, BHS's average subscriber base increased by 21% in 1994 and 20% in 1993 as compared with each prior year.

As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations to more accurately reflect subscriber installation costs included as capitalized installation costs, which added $4.1 million to operating profit in 1994 and 1993 and $4.3 million to operating profit in 1992. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel (in the amount of $2.6 million in 1994 and 1993 and $2.3 million in 1992) and costs incurred in maintaining facilities and vehicles dedicated to the installation process (in the amount of $1.5 million in 1994 and 1993 and $2.0 million in 1992). The increase in the amount capitalized, while adding to current period profitability comparisons, defers recognition of expenses over the estimated useful life of the installation. The additional subscriber installation costs which are currently capitalized were expensed in prior years for subscribers in those years. Because capitalized subscriber installation costs for periods prior to January 1, 1992 were not adjusted for the change in accounting principle, installation costs for subscribers in those years will continue to be depreciated based on the lesser amounts capitalized in those periods. Consequently, depreciation of capitalized subscriber installation costs in the current year and until such capitalized costs prior to January 1, 1992 are fully depreciated will be less than if such prior periods' capitalized costs had been adjusted for the change in accounting. However, the Company believes the effect on net income in 1994, 1993 and in 1992 was immaterial. While the amounts of the costs incurred which are capitalized vary based on current market and operating conditions, the types of such costs which are currently capitalized will not change. The change in the amount capitalized has no additional effect on current or future cash flows or liquidity.

COAL
Coal operations had an $83.4 million operating loss in 1994 compared with an operating loss of $48.2 million in 1993. Results for 1994 included the operating results from substantially all the coal mining operations and coal sales contracts of Addington Resources, Inc. ('Addington'), which were acquired by the Coal operations on January 14, 1994. The Coal operating loss in 1994 included $90.8 million of charges for asset writedowns and accruals for costs related to facilities which are being closed (further discussed below). In addition, operating results for 1994 reflected the adverse impact of the severe winter weather in early 1994 which particularly hampered surface mine production and river transportation. Operating profit in the current year included other operating income primarily from third party royalties and sales of properties and equipment of $15.1 million compared with $9.8 million in 1993. The operating loss in 1993 included a $70.7 million charge related to mines which were closed at the end of 1993 or early 1994, including employee benefit costs and certain other noncash charges, together with the estimated liability in connection with previously reported litigation (the 'Evergreen Case'), discussed later, brought against the Company and a number of its coal subsidiaries by the trustees of certain pension and benefit trust funds established under collective bargaining agreements with the United Mine Workers of America ('UMWA'). Operating profit in 1993 was also negatively impacted by a $1.8 million charge to settle litigation related to the moisture content of tonnage used to compute royalty payments to the UMWA pension and benefit funds during the period ending February 1, 1988.

                                      ---
                                       23

--------------------------------------------------------------------------------

Sales volume of 28.1 million tons for 1994 was 28% or 6.1 million tons higher than sales volume in 1993. The increased sales were attributable to steam coal with sales of 18.2 million tons (65% of total sales), up from 10.3 million tons (47% of total sales) in 1993, while metallurgical coal sales decreased 15% from
11.7 million tons to 9.9 million tons. Coal produced (22.3 million tons) and purchased (5.8 million tons) totaled 28.2 million tons for 1994, a 30% or 6.5 million ton increase over 1993. The increase in coal sales and coal produced/purchased in 1994 as compared with 1993 was largely attributable to the addition of the Addington operations.

In 1994, 31% of total production was derived from deep mines and 69% was derived from surface mines compared with 54% and 46% of deep and surface mine production, respectively, in 1993.

Average coal margin (realization less current production cost of coal sold), which was $1.72 per ton in 1994 decreased $1.03 or 38% from the 1993 level with a 7% or $1.91 per ton decrease in average realization, only partially offset by a 3% or $.88 per ton decrease in average current production cost of coal sold. The higher percentage of steam coal sales and declines in export metallurgical coal prices contributed to the decline in average realization. The decrease in average cost is largely due to the shift to lower cost surface production. However, margins were negatively impacted by costs that have continued at higher than expected levels, particularly at the Addington operations. In addition, adverse geological conditions were also encountered at one of the mines acquired from Addington. It is anticipated that for the 1995 first quarter continued higher than expected costs will result in further margin deterioration and operating losses. Management is reviewing its options of sources used to fulfill its coal sales agreements and to reduce costs in an effort to improve margins.

Production and related costs in early 1994 were adversely impacted by the extreme cold weather and above-normal precipitation which resulted in a large number of lost production days and interruptions which limited output efficiencies during periods of performance. Sales also suffered during this period due to lost loading days and were impeded by restricted road accessibility. Sales were further impacted by the lack of rail car availability and the disruption of river barge service initially due to frozen waterways and subsequently due to the heavy snow melt and rain, which raised the rivers above operational levels. The severe weather early in the year also reduced output from purchased coal suppliers, which hindered the ability to meet customer shipments during the period. In addition to weather related difficulties, operations in early 1994 were affected by lost business due to a utility customer's plant closure and production shortfalls due to the withdrawal of contract producers from the market.

Early in 1994 the metallurgical coal markets continued their long-term decline with significant price reductions negotiated between Canadian and Australian producers and Japanese steel mills. During the 1994 second quarter Coal operations reached agreement with its major Japanese steel customers for new three-year agreements (subject to annual price renegotiations) for metallurgical coal shipments. Such agreements replaced sales contracts which expired on March 31, 1994. Pricing under the new agreements for the coal year beginning April 1, 1994, was impacted by the price reductions accepted by foreign producers, but was largely offset by modifications in coal quality specifications which allows the Coal operation flexibility in sourcing and blending of coals. Although Coal operations has not yet reached price agreements with its significant metallurgical export coal customers for the contract year beginning April 1, 1995, certain European metallurgical coal customers have agreed to price increases.

The market for metallurgical coal, for most of the past fifteen years, has been characterized by weak demand from primary steel producers and intense competition from foreign coal producers, especially those in Australia and Canada. Metallurgical coal sales contracts typically are subject to annual price negotiations, which increase the risk of market forces. As a result of the continuing long-term decline in the metallurgical coal markets, which was further evidenced by the previously discussed significant price reductions in early 1994, the Coal operations accelerated its strategy of decreasing its exposure to these markets. After a review of the economic viability of the remaining metallurgical coal assets in early 1994, management determined that four underground mines were no longer economically viable and should be closed resulting in significant economic impairment to three related preparation plants. In addition, it was determined that one surface steam coal mine, the Heartland mine, which provided coal to Alabama Power under a long-term sales agreement, would be closed due to rising costs caused by unfavorable geological conditions.

As a result of these decisions, the Coal operations incurred pre-tax charges of $90.8 million ($58.1 million after tax) in the first quarter of 1994 which included a reduction in the carrying value of these assets and related accruals for mine closure costs. These charges included asset writedowns of $46.5 million which reduced the book carrying value of such assets to what management believes to be their net realizable value based on either estimated sales or leasing of such property to unrelated third parties. In addition, the charges included $3.8 million for required lease payments owed to lessors for machinery and equipment that would be idled as a result of the mine and facility closures. The charges also included $19.3 million for

                                      ---
                                       24

--------------------------------------------------------------------------------

mine and plant closure costs which represented estimates of reclamation and other environmental costs to be incurred to bring the properties in compliance with federal and state mining and environmental laws. This accrual was required due to the premature closing of the mines. The accrual also included $21.2 million in contractually or statutorily required employee severance and other benefit costs associated with termination of employees at these facilities and costs associated with inactive employees at these facilities. Such employee benefits include severance payments, medical insurance, workers' compensation and other benefits and have been calculated in accordance with contractually (collective bargaining agreements signed by certain coal subsidiaries included in the Coal operations) and legally required employee severance and other benefits. During the remainder of 1994, the Company paid $10.2 million of these liabilities, of which $1.5 million was for idled leased equipment; $5.3 million was for facility closure costs and $3.4 million was for employee-related costs.

Of the four underground mines, one has ceased coal production, while the remaining three mines are expected to cease coal production in 1995. In 1994 the Coal operations reached agreement with Alabama Power Company to transfer the coal sales contract serviced by the Heartland mine to another location in West Virginia. The Heartland mine ceased coal production during 1994 and final reclamation and environmental work is in process. At the beginning of 1994 there were approximately 750 employees involved in operations at these facilities and other administrative support. Employment at these facilities has been reduced by 52% to approximately 360 employees.

As discussed previously, the effects of this strategy have been to decrease Coal operations' exposure to the metallurgical coal markets and to increase its production and sales of lower cost surface minable steam coal. As previously mentioned, for 1994, steam coal sales rose to approximately 65% of total coal sales up from less than 50% in the prior year. In addition, production from surface mines has increased to 69% for 1994 as compared to 45% for last year. In addition, metallurgical coal produced/purchased decreased to 9.9 million tons versus 11.7 million tons when comparing 1994 to 1993.

Although coal production has or will cease at the mines contemplated in the accrual, the Coal operations will incur reclamation and environmental costs for several years to bring these properties into compliance with federal and state environmental laws. In addition, employee termination and medical costs will continue to be incurred for several years after the facilities have been closed. The significant portion of these employee liabilities is for statutorily provided workers' compensation costs for inactive employees. Such benefits include indemnity and medical costs as required under state workers' compensation laws. The long payment periods are based on continued, and in some cases lifetime, indemnity and medical payments to injured former employees and their surviving spouses. Management believes that the charges incurred in the first quarter of 1994 should be sufficient to provide for these future costs and does not anticipate material additional future charges to operating earnings for these facilities, although continual cash funding will be required over the next several years.

The following table analyzes the changes in liabilities during the last three years for facility closure costs recorded as restructuring and other charges:

                                              Employee
                                    Mine   Termination,
                        Leased       and       Medical
                     Machinery     Plant           and
                           and   Closure     Severance
                     Equipment     Costs         Costs    Total
-----------------------------------------------------------------
Balance as of January
 1, 1993 (a)            $1,146    35,499        35,413   72,058
Additions                2,782     1,598         6,267   10,647
Payments (b)               836     8,663         7,463   16,962
-----------------------------------------------------------------
Balance as of
 December
 31, 1993                3,092    28,434        34,217   65,743
Additions                3,836    19,290        21,193   44,319
Payments (c)             3,141     9,468        12,038   24,647
-----------------------------------------------------------------
Balance as of
 December
 31, 1994               $3,787    38,256        43,372   85,415
-----------------------------------------------------------------

(a) These amounts represent the remaining liabilities for facility closure costs recorded as restructuring and other charges in prior years. The original charges included $2,312 for leased machinery and equipment, $50,645 principally for incremental facility closing costs, including reclamation and $47,841 for employee benefit costs, primarily workers' compensation, which will continue to be paid for several years.

(b) These amounts represent total cash payments made during the year for liabilities recorded in prior years.

(c) These amounts represent total cash payments made during the year for these charges. Of the total payments made, $8,672 was for liabilities recorded in years prior to 1993, $5,822 was for liabilities recorded in 1993 and $10,153 was for liabilities recorded in 1994.

During the next twelve months, expected cash funding of these charges is approximately $21 million. Management estimates that the remaining liability for leased machinery and equipment will be fully paid over the next two years. The liability for mine and plant closure costs is expected to be satisfied over the next ten years of which approximately 70% is expected to be paid over the first three years. The liability for employee related costs, which is primarily workers' compensation, is estimated to be 70% settled over the next five years with the balance paid during the following five to ten years.

For 1994, Coal operations' closed facilities (including those facilities for which the decision to close was made earlier this year) incurred operating losses of $4.4 million.

                                      ---
                                       25

--------------------------------------------------------------------------------

On June 21, 1994, a successor collective bargaining agreement between the Coal operations' union companies and the UMWA was ratified by such companies' union employees, replacing the principal labor agreement which expired on June 30, 1994. The successor agreement will remain in effect until December 31, 1998. This agreement continues the basic principles and provisions established in the predecessor 1990 Agreement with respect to areas of job security, work rules and scheduling. The new agreement provides for, among other things, wage increases of $.40 per hour on December 15 of each of the years 1994 to 1997 and includes improvements in certain employee benefit programs.

Operating profit for Coal operations totaled $36.9 million in 1992 compared to an operating loss of $48.2 million in 1993. Operating results in 1993 were negatively impacted by the $70.7 million in charges, as discussed earlier, $10.0 million in expenses relating to retiree health benefits required by federal legislation enacted in October 1992 (discussed later) and the $1.8 million charge to settle litigation related to the moisture content of tonnage used to compute royalty payments to the UMWA pension and benefit funds for the period ended February 1, 1988. Coal operating profit in 1993 also included other operating income of $9.8 million compared with $9.0 million in the year-earlier period primarily for third party royalties and sales of properties and equipment.

Sales volume of 22.0 million tons in 1993 was 6% or 1.2 million tons higher than sales volume in the year earlier. The increased sales were attributable to steam coal sales of 10.3 million tons (47% of total sales), up from 8.4 million tons (41% of total sales), while metallurgical coal sales decreased 5% from 12.3 million tons to 11.7 million tons. Coal produced (17.1 million tons) and purchased (4.5 million tons) totaled 21.6 million tons in 1993, which was slightly lower than production in 1992. In 1993, 54% of total production was derived from deep mines and 46% was derived from surface mines compared with 65% and 35% of deep and surface mine production, respectively, in 1992.

Average margin in 1993 of $2.75 per ton decreased 12% or $.37 per ton compared to 1992, as a 4% or $1.30 per ton decrease in average realization was only partially offset by a 4% or $.93 per ton decrease in average current production costs of coal sold. The decrease in average realization in 1993 reflected lower export pricing and a downward price revision on a domestic utility contract. The decrease in average current production costs of coal sold in 1993 was mainly due to a higher proportion of production sourced from company surface mine operations.

The strike by the UMWA against certain coal producers in the eastern United States, which lasted throughout a significant portion of 1993, was settled in late 1993. None of the operations of the Company's coal subsidiaries were involved in the strike. Although the supply of metallurgical coal was appreciably reduced as a result of the strike, Australian producers increased production to absorb the shortfall. The strike had little impact on Coal operating profits during 1993 since a large proportion of production is under contract. Coal operations benefited from improved spot prices for domestic steam coal on relatively small amounts of uncommitted tonnage available for this market.

In October 1992, the Coal Industry Retiree Health Benefit Act of 1992 (the 'Health Benefit Act') was enacted as part of the Energy Policy Act of 1992. The Health Benefit Act established rules for the payment of future health care benefits for thousands of retired union mine workers and their dependents. Part of the burden for these payments was shifted by the Health Benefit Act from certain coal producers, which had a contractual obligation to fund such payments, to producers such as the Company which have collective bargaining agreements with the UMWA that do not require such payments and to numerous other companies which are no longer in the coal business. The Health Benefit Act established a trust fund to which 'signatory operators' and 'related persons', including the Company and certain of its coal subsidiaries (the 'Pittston Companies') are obligated to pay annual premiums for assigned beneficiaries, together with a pro rata share for certain beneficiaries who never worked for such employers ('unassigned beneficiaries'), in amounts determined by the Secretary of Health and Human Services on the basis set forth in the Health Benefit Act. For 1993 and 1994, these amounts were approximately $9.1 million and $11.0 million, respectively. In addition, in 1993, the Company incurred costs of $.9 million to review the accuracy of beneficiaries assigned. The Company believes that the annual cash funding under the Health Benefit Act for the Pittston Companies' assigned beneficiaries will continue in the $10 to $11 million range for the next eight years and should begin to decline thereafter as the number of such assigned beneficiaries decreases.

                                      ---
                                       26

--------------------------------------------------------------------------------

Based on the number of beneficiaries actually assigned by the Social Security Administration, the Company estimates the aggregate pre-tax liability relating to the Pittston Companies' assigned beneficiaries remaining at December 31, 1994 at approximately $250 million, which when discounted at 8.75% provides a present value estimate of approximately $100 million.

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

In February 1990, the Pittston Coal Group companies and the UMWA entered into a collective bargaining agreement that resolved a labor dispute and related strike of Pittston Coal Group operations by UMWA-represented employees that began on April 5, 1989. As part of the agreement, the Pittston Coal Group companies agreed to make a $10 million lump sum payment to the 1950 Benefit Trust Fund and to renew participation in the 1974 Pension and Benefit Trust Funds at specified contribution rates. These aspects of the agreement were subject to formal approval by the trustees of the funds. The trustees did not accept the terms of the agreement and, therefore, payments were made to escrow accounts for the benefit of union employees. Under the new 1994 Agreement, the Pittston Coal Group companies agreed to continue participation in the 1974 Pension Plan at specified contribution rates, again subject to trustee approval. At this time, payments continue to be made to the escrow accounts for the benefit of union employees. The escrow accounts balances as of December 31, 1994 totaled $23.1 million.

In 1988, the trustees of certain pension and benefit trust funds established under collective bargaining agreements with the UMWA brought an action (the 'Evergreen Case') against the Company and a number of its coal subsidiaries in the United States District Court for the District of Columbia, claiming that the defendants are obligated to contribute to such trust funds in accordance with the provisions of the 1988 and subsequent National Bituminous Coal Wage Agreements, to which neither the Company nor any of its subsidiaries is a signatory. In January 1992, the Court issued an order granting summary judgment in favor of the trustees on the issue of liability, which was thereafter affirmed by the Court of Appeals. In June 1993 the United
States Supreme Court denied a petition for a writ of certiorari. The case has been remanded to District Court, and damage and other issues remain to be decided. In September 1993, the Company filed a motion seeking relief from the District Court's grant of summary judgment based on, among other things, the Company's allegation that plaintiffs improperly withheld evidence that directly refutes plaintiffs' representations to the District Court and the Court of Appeals in this case. In December 1993, that motion was denied. On May 23, 1994, the trustees filed a Motion for Entry of Final Judgment seeking approximately $71.1 million in delinquent contributions, interest and liquidated damages through May 31, 1994, plus approximately $17 thousand additional interest and liquidated damages for each day between May 31, 1994 and the date final judgment is entered, plus on-going contributions to the 1974 Pension Plan. The Company has opposed this motion. There has been no decision on this motion or final judgment entered to date.

In furtherance of its ongoing effort to identify other available legal options for seeking relief from what it believes to be an erroneous finding of liability in the Evergreen Case, the Company has filed suit against the Bituminous Coal Operators Association ('BCOA') and others to hold them responsible for any damages sustained by the Company as a result of the Evergreen Case. Although the Company is continuing that effort, the Company, following the District Court's ruling in December 1993, recognized the potential liability that may result from an adverse judgment in the Evergreen Case. In any event, any final judgment in the Evergreen Case will be subject to appeal. In December 1994, the District Court ordered that the Evergreen Case, as well as related cases filed against other coal companies, and the BCOA case, be submitted to mediation before a federal judge in an effort to obtain a settlement. The mediation process is on-going.

As a result of the Health Benefit Act, there is no continuing liability in this case in respect of health benefit funding after February 1, 1993.

MINERAL VENTURES
Mineral Ventures reported operating income of $1.1 million for 1994 compared with an operating loss of $8.3 million for 1993. Operating results in 1993 included a $7.9 million charge related to the write-down of the company's investment in the Uley graphite mine in Australia. Although reserve drilling of

                                      ---
                                       27

--------------------------------------------------------------------------------

the Uley property indicated substantial graphite deposits, graphite prices which remained significantly below the level prevailing at the start of the project, processing difficulties and an analysis of various technical and marketing conditions affecting the project resulted in the determination that the assets had been impaired and that loss recognition was appropriate. Excluding the $7.9 million charge, Mineral Ventures operations incurred a $.4 million operating loss in 1993. Operating results for 1994 and 1993 also reflected production from the Stawell gold mine. Mineral Ventures has a 67% net equity interest in the Stawell mine and its adjacent exploration acreage. In December 1992, Mineral Ventures acquired its 50% direct ownership in the Stawell property through its participation in a joint venture with Mining Project Investors Pty Ltd., (in which Mineral Ventures holds a 34% interest). At December 31, 1994, the Stawell gold mine, which is in western Victoria, Australia, had remaining proven and probable gold reserves estimated at 444,000 ounces. The joint venture also has exploration rights in the highly prospective district around the mine. In 1994 and 1993, the Stawell mine produced 77,966 ounces and 73,765 ounces of gold, respectively, with Mineral Ventures' share of the operating profit amounting to $5.0 million and $4.9 million, in 1994 and 1993, respectively. The contribution to operating profit from the Stawell mine in both 1994 and 1993 was offset by exploration expenditures related chiefly to other potential gold mining projects in addition to administrative overhead. Operating results for 1994 were also impacted by higher operating costs incurred as a result of an operator accident at Stawell which occurred early in the year. Mineral Ventures is continuing gold exploration projects in Nevada and Australia with its joint venture partner.

In 1992, Mineral Ventures operations reported operating losses of $3.4 million, which primarily related to expenses for project review and exploration.

FOREIGN OPERATIONS
A portion of the Company's financial results is derived from activities in several foreign countries, each with a local currency other than the U.S. dollar. Because the financial results of the Company are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The Company's international activity is not concentrated in any single currency, which limits the risks of foreign currency rate fluctuations. In addition, these rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The Company routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Company uses foreign exchange forward contracts to hedge the risks associated with certain transactions denominated in currencies other than the functional currency. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. In addition, cumulative translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. Subsidiaries in Brazil operate in such highly inflationary economies.

Additionally, the Company is subject to other risks customarily associated with doing business in foreign countries, including economic conditions, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Company cannot be predicted.

OTHER OPERATING INCOME
Other operating income increased $4.4 million to $24.4 million in 1994 and increased $.9 million to $20.0 million in 1993 from $19.1 million in 1992. Other operating income principally includes the Company's share of net income of unconsolidated foreign affiliates, which are substantially attributable to equity affiliates of Brink's, royalty income and gains and losses from sales of coal assets. The increase in 1994 compared to 1993 was largely due to increased sales of coal assets and royalty income from coal and natural gas properties, partially offset by decreased earnings of equity affiliates. Equity earnings of foreign affiliates totaled $6.3 million, $7.5 million and $8.0 million in 1994, 1993 and 1992, respectively.

CORPORATE AND OTHER EXPENSES
General corporate expenses continued to decline, aggregating $16.2 million, $16.7 million and $17.1 million for 1994, 1993 and 1992, respectively.

Other net expense was $5.6 million, $4.6 million and $4.0 million in 1994, 1993 and 1992, respectively. In 1994, $1.2 million of expenses were recognized on the Company's redemption of its 9.2% Convertible Subordinated Debentures. Other net expense in 1992 included a gain of $2.3 million from the sale of investments in leveraged leases.

INTEREST EXPENSE
Interest expense totaled $11.5 million, $10.2 million and $11.1 million in 1994, 1993 and 1992, respectively. Interest expense in 1994 increased due to higher average borrowings under revolving credit and term loan facilities resulting from the Addington acquisition and higher average interest rates, partially offset by a decrease resulting from the Company's redemption of its 9.2% Convertible Subordinated Debentures in April 1994. Interest expense in 1993 also included interest assessed on settlement of coal litigation related to the moisture content of tonnage used

                                      ---
                                       28

--------------------------------------------------------------------------------

to compute royalty payments to UMWA pension and benefit funds. The $1.1 million decrease for 1993 compared with 1992 was largely a result of lower interest rates worldwide.

INCOME TAXES
In 1994, the provision for income taxes was less than the statutory federal income tax rate of 35% due to the tax benefits of percentage depletion, lower taxes on foreign income and a reduction in the valuation allowance for deferred tax assets primarily in state jurisdictions. These benefits were partially offset by state income taxes and goodwill amortization. In 1993, the provision for income taxes was less than the statutory federal income tax rate of 35% due to the tax benefits of percentage depletion, favorable adjustments to the Company's deferred tax assets as a result of the increase in the statutory U.S. federal income tax rate and a reduction in the valuation allowance for deferred tax assets primarily in foreign jurisdictions. These benefits were partially offset by state income taxes and goodwill amortization. In 1992, the provision for income taxes exceeded the statutory federal income tax rate of 34% primarily due to provisions for state income taxes, goodwill amortization and the increase in the valuation allowance for deferred tax assets.

Based on the Company's historical and expected taxable earnings, management believes it is more likely than not that the Company will realize the benefit of the existing deferred tax asset at December 31, 1994.

FINANCIAL CONDITION

CASH PROVIDED BY OPERATING ACTIVITIES
Cash provided by operating activities for 1994 totaled $139.3 million compared with $119.9 million in 1993. Cash flow from operations was negatively impacted by the integration of the operations of Addington, which required cash to finance initial working capital needs. Net income, noncash charges and changes in operating assets and liabilities in 1994 were significantly affected by after-tax restructuring and other charges of $58.1 million which used cash of approximately $10.2 million in 1994. Of the total $90.8 million of 1994 pre-tax charges, $46.5 million was for noncash writedowns of assets and the remainder represents liabilities which are expected to be paid over the next several years. In addition, during 1994, $14.5 million was paid for similar charges reported in prior periods. As discussed under Coal operations, funding requirements for these charges are expected to be approximately $21 million during the next twelve months. The Company intends to fund any cash requirements during 1995 with anticipated cash flows from operations, and shortfalls, if any, financed through borrowings under revolving credit agreements or short-term borrowing arrangements.

CAPITAL EXPENDITURES
Cash capital expenditures totaled $106.3 million in 1994. An additional $41.2 million of expenditures were made through capital and operating leases. Approximately 32% of the 1994 gross capital expenditures were incurred in the Coal segment. Of that amount, approximately 75% of the expenditures was for business expansion, and the remainder was for replacement and maintenance of ongoing business operations. Expenditures made by Mineral Ventures approximated 2% of the Company's total capital expenditures and were primarily costs incurred for project development. Capital expenditures made by both Burlington and Brink's during 1994 were primarily for replacement and maintenance of current ongoing business operations and comprised approximately 17% and 24%, respectively, of the Company's total. Expenditures incurred by BHS during 1994 were 25% of total expenditures and were primarily for customer installations, resulting from expansion of the subscriber base.

OTHER INVESTING ACTIVITIES
All other investing activities in 1994 used net cash of $150.2 million. In January 1994, the Company paid approximately $157 million in cash for the acquisition of substantially all the coal mining operations and coal sales contracts of Addington. The purchase price of the acquisition was financed through the issuance of $80.5 million of a new series of convertible preferred stock, which is convertible into Pittston Minerals Group Common Stock, and additional debt under credit agreements. Other investing activities also included $8.4 million of cash received in 1994 from the December 1993 sale of the majority of the assets of a captive mine supply company. Disposal of property, plant and equipment provided $7.6 million in cash in 1994.

FINANCING
Gross capital expenditures in 1995 are currently expected to increase over 1994 levels. The increase is expected to result largely from expenditures at Burlington, supporting new airfreight stations and implementation of positive tracking systems, and expenditures at BHS resulting from continued expansion of the subscriber base. The Company intends to fund such expenditures through cash flow from operating activities or through

                                      ---
                                       29

--------------------------------------------------------------------------------

operating leases if the latter are financially attractive. Any shortfalls will be financed through the Company's revolving credit agreements or short-term borrowing arrangements.

In March 1994, the Company entered into a $350 million credit agreement with a syndicate of banks (the 'New Facility'), replacing the Company's previously existing $250 million of revolving credit agreements. The New Facility includes a $100 million five-year term loan, which matures in March 1999. The New Facility also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250 million until March 1999. At December 31, 1994, borrowings of $100 million were outstanding under the five-year term loan portion of the New Facility and borrowings of $9.4 million were outstanding under the remainder of the facility.

DEBT
Outstanding debt, including borrowings under revolving credit agreements, aggregated $165.1 million at December 31, 1994, compared to $75.8 million at year-end 1993. Cash generated from operating activities and proceeds from the issuance of preferred stock were not sufficient to fund capital expenditures and the Addington acquisition, resulting in additional borrowings under the Company's credit agreements.

On April 15, 1994, the Company redeemed all outstanding 9.2% Convertible Subordinated Debentures due July 1, 2004. The principal amount outstanding was $27.8 million and the premium paid to call the debt totaled $.8 million. The Company used cash provided under its revolving credit agreements to redeem the debentures. The premium paid in addition to other charges related to the redemption are included in the Company's 1994 Consolidated Statement of Operations.

OFF-BALANCE SHEET INSTRUMENTS
The Company enters into various off-balance sheet financial instruments, as discussed below, to hedge its foreign currency and other market exposures. The risk that counterparties to such instruments may be unable to perform is minimized by limiting the counterparties to major financial institutions. The Company does not expect any losses due to such counterparty default.

Foreign currency forward contracts -- The Company enters into foreign currency forward contracts with a duration of 30 to 60 days as a hedge against transactions denominated in various currencies. These contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the liabilities being hedged. At December 31, 1994, the total notional value of foreign currency forward contracts outstanding was $7.4 million. As of such date, the fair value of foreign currency forward contracts was not significant.

Gold contracts -- In order to protect itself against downward movements in gold prices, the Company hedges a portion of its recoverable proved and probable reserves primarily through forward sales contracts. At December 31, 1994, 60,056 ounces of gold, representing approximately 30% of the Company's recoverable proved and probable reserves, were sold forward under forward sales contracts with a total notional value of $24.7 million. Because only a portion of its future production is currently sold forward, the Company can take advantage of increases, if any, in the spot price of gold. At December 31, 1994, the fair value of the Company's forward sales contracts was not significant.

Fuel contracts -- The Company has hedged a portion of its jet fuel requirements through a swap contract. At December 31, 1994, the notional value of the jet fuel swap, aggregating 12.5 million gallons, through March 31, 1995 was $6.5 million. In addition, the Company has entered into several commodity options transactions that are intended to protect against significant increases in jet fuel prices. These transactions, aggregate 23.3 million gallons with a notional value of $15.8 million and are applicable throughout 1995 in amounts ranging from 3.5 million gallons per month in the first quarter of 1995 to 2.1 million gallons per month in the fourth quarter of 1995. The Company has also entered into a collar transaction, applicable to 7.2 million gallons that provides for a minimum and maximum per gallon price. This transaction is settled monthly based upon the average of the high and low prices during each period.

The fair value of these fuel hedge transactions may fluctuate over the course of the contract period due to changes in the supply and demand for oil and refined products. Thus, the economic gain or loss, if any, upon settlement of the contracts may differ from the fair value of the contracts at an interim date. At December 31, 1994, the fair value of these contracts was not significant.

Interest rate contracts -- In connection with the aircraft leasing by Burlington in 1993, the Company entered into interest rate cap agreements. These agreements have a notional amount of $60 million and cap the Company's interest rate on certain aircraft leases at 8.5% through April 1, 1996. In addition, in 1994, the Company entered into a standard three year variable to fixed interest rate swap agreement. This agreement fixed the Company's interest rate at 5% on current borrowings of $40.0 million in principal. The amount to which the 5% interest rate applies declines periodically throughout the term of the agreement. The fair value of these contracts was $1.8 million at December 31, 1994.

                                      ---
                                       30

--------------------------------------------------------------------------------

CONTINGENT LIABILITIES
In April 1990, the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ('Tankport') in Jersey City, New Jersey, which operations were sold in 1983. Under the settlement agreement, the Company is obligated to pay 80% of the remediation costs. Based on data available to the Company and its environmental consultants, the Company estimates its portion of the cleanup costs on an undiscounted basis using existing technologies to be between $6.7 million and $14.1 million over a period of up to five years. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which cleanup will be conducted. The cleanup estimates have been modified in light of certain regulatory changes promulgated in December 1994.

The Company commenced insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. Although the underwriters have disputed this claim, management and its legal counsel believe that recovery is probable of realization in the full amount of the claim. This conclusion is based upon, among other things, the nature of the pollution policies which were broadly designed to cover such contingent liabilities, the favorable state of the law in the State of New Jersey (whose laws have been found to control the interpretation of the policies), and numerous other factual considerations which support the Company's analysis of the insurance contracts and rebut the underwriters' defenses. Accordingly, there is no net liability in regard to the Tankport obligation.

CAPITALIZATION
On July 26, 1993, the Company's shareholders approved the Services Stock Proposal, as described in the Company's proxy statement dated June 24, 1993, which resulted in the reclassification of the Company's common stock. The outstanding shares of common stock of the Company were redesignated as Pittston Services Group Common Stock ('Services Stock') on a share-for-share basis and a second class of common stock, designated as Pittston Minerals Group Common Stock ('Minerals Stock'), was distributed on the basis of one-fifth of one share of Minerals Stock for each share of the Company's previous common stock held by shareholders of record on July 26, 1993. Minerals Stock and Services Stock are designed to provide shareholders with separate securities reflecting the performance of the Pittston Minerals Group (the 'Minerals Group') and the Pittston Services Group (the 'Services Group'), respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting either Group.

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

In 1993, the Board of Directors of the Company (the 'Board') authorized the repurchase of up to 1,250,000 shares of Services Stock and 250,000 shares of Minerals Stock, not to exceed an aggregate purchase price of $43 million. As of December 31, 1994, a total of 256,100 shares of Services Stock and 38,500 shares of Minerals Stock had been acquired pursuant to the authorization. Of those amounts, 256,100 shares of Services Stock and 19,700 shares of Minerals Stock were repurchased in 1994 at an aggregate cost of $6.6 million.

In January 1994, the Company issued $80.5 million (161,000 shares) of a new series of cumulative preferred stock, convertible into Minerals Stock. The cumulative convertible preferred stock, which is attributable to the Minerals Group, pays an annual cumulative dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefore, when, as and if declared by the Board, which commenced March 1, 1994, and bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon.

In July 1994, the Board authorized the repurchase from time to time of up to $15 million of the new series of cumulative convertible preferred stock. As of December 31, 1994, 8,350 shares at a total cost of $3.4 million were repurchased.

                                      ---
                                       31

Pittston Services Group

--------------------------------------------------------------------------------
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
 OF OPERATIONS AND FINANCIAL CONDITION

The financial statements of the Pittston Services Group (the 'Services Group') include the balance sheets, results of operations and cash flows of Burlington Air Express Inc. ('Burlington'), Brink's, Incorporated ('Brink's') and Brink's Home Security, Inc. ('BHS'), and a portion of The Pittston Company's (the 'Company') corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The Services Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate allocations reflected in these financial statements are determined based upon methods which management believes to be an equitable allocation of such expenses and credits. The accounting policies applicable to the preparation of the Services Group's financial statements may be modified or rescinded at the sole discretion of the Company's Board of Directors (the 'Board') without the approval of the shareholders, although there is no intention to do so.

The Company will provide to holders of Pittston Services Group Common Stock ('Services Stock') separate financial statements, financial reviews, descriptions of business and other relevant information for the Services Group in addition to consolidated financial information of the Company. Notwithstanding the attribution of assets and liabilities (including contingent liabilities) between the Pittston Minerals Group (the 'Minerals Group') and the Services Group for the purpose of preparing their financial statements, this attribution and the change in the capital structure of the Company as a result of the approval of the Services Stock Proposal, as described in the Company's proxy statement dated June 24, 1993, did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. Holders of Services Stock are shareholders of the Company, which continues to be responsible for all its liabilities. Therefore, financial developments affecting the Minerals Group or the Services Group that affect the Company's financial condition could affect the results of operations and financial condition of both Groups. Accordingly, the Company's consolidated financial statements must be read in connection with the Services Group's financial statements.

The following discussion is a summary of the key factors management considers necessary in reviewing the Services Group's results of operations, liquidity and capital resources. This discussion should be read in conjunction with the financial statements and related notes of the Company.

RESULTS OF OPERATIONS

Net income for the Services Group for 1994 was $79.8 million compared with $47.1 million for 1993. Operating profit for 1994 was $132.0 million compared with $89.9 million in 1993. Each of the segments of the Services Group contributed to the increase in operating profit for the current year compared with the prior year. Revenues for 1994 increased $303.2 million compared with 1993, of which $217.2 million was from Burlington, $65.1 million was from Brink's and $20.9 million was from BHS. Operating expenses and selling, general and administrative expenses for 1994 increased $260.5 million, of which $186.3 million was from Burlington and $59.5 million was from Brink's and $14.9 million was from BHS, partially offset by a $.2 million decrease in the allocation of corporate expenses.

In 1993, net income increased $19.8 million to $47.1 million from $27.3 million in 1992. Operating profit for 1993 was $89.9 million compared with $57.4 million in the prior year. Each of the segments in the Services Group contributed to the increase in operating profit for 1993 compared with 1992. Net income and operating profit in 1992 were positively impacted by a pension credit of $2.5 million and $4.0 million, respectively, relating to the amortization of the unrecognized initial net pension asset at the date of adoption of Statement of Financial Accounting Standards No. 87, 'Employers' Accounting for Pensions'. This credit was recognized over the estimated remaining average service life of employees since the date of adoption, which expired at the end of 1992. Revenues for 1993 increased $153.9 million compared with 1992, of which $97.7 million was from Burlington, $37.9 million was from Brink's and $18.3 million was from BHS. Operating expenses and selling, general and administrative expenses for 1993 increased $116.7 million, of which $75.7 million was from Burlington, $31.7 million was from Brink's, $8.3 million was from BHS and $1.0 million was due to an increase in the allocation of corporate expenses.

                                      ---
                                       32

--------------------------------------------------------------------------------

BURLINGTON
Operating profit of Burlington increased $31.2 million to $69.2 million in 1994 from $38.0 million in 1993. Worldwide revenues rose 22% to $1.2 billion in the current year from $998.1 million in the prior year. The $217.2 million increase in revenues resulted principally from higher volume in both domestic and international markets.

Increased revenues from higher volumes were partially offset by lower average yields (revenues per pound). Total weight shipped worldwide increased 22% to 1,248.5 million pounds in 1994 from 1,020.4 million pounds a year earlier. Global average yield decreased less than 1% or $.01 to $.97 in 1994 compared with a year earlier, whereas, total cost per pound decreased 2% or $.02 to $.92 for the year. Total operating expenses and selling, general and administrative expenses increased in 1994 compared with 1993 largely resulting from the increased volume of business.

Operating profit in the Americas' region for 1994 benefited from North American volume increases, a significant portion of which was from increased shipping levels. Such increases were aided by a strong economy and limited lift capacity available to forwarders. Higher volume, in part, also reflected the impact of the 24 day Teamsters strike in 1994. Export volumes also increased during 1994, while pricing for U.S. exports was adversely impacted by competitive pricing. Operating profit in the Americas' region benefited from growth in the North American market for heavy airfreight, increased market share, a shift in mix toward Burlington's premium next-day service, and, on a per pound basis, lower private fleet, common carriage and cartage costs. Increased capacity as a result of the fourth quarter 1993 expansion of Burlington's airfreight hub in Toledo, Ohio, as well as the 1994 fleet expansion assisted in increasing efficiency and provided additional capacity in existing and new next morning markets. Gains for Americas' operations from increased business volume including a 23% increase in domestic weight shipped and efficiencies were partially offset by decreased average yields in 1994. Average yields continue to reflect a highly competitive pricing environment.

Foreign operating results in 1994 decreased from the 1993 level. Although foreign operations benefited from a 21% increase in international weight shipped, the benefit of increased volumes was more than offset by lower yields, additional costs incurred in connection with offering complete global logistics services, and startup costs incurred in providing services in additional foreign markets.

Operating profit of Burlington increased $22.9 million to $38.0 million in 1993 from $15.1 million in 1992. Worldwide revenues increased $97.8 million or 11% to $998.1 million in 1993 from $900.3 million in 1992. The increase in revenues primarily reflects volume increases only partially offset by lower average yields. Total weight shipped worldwide for 1993 increased 14% to 1,020.4 million pounds from 893.0 million pounds in 1992. Global average yield decreased 3% or $.03 to $.98 in 1993 compared to 1992 while total cost per pound decreased 5% or $.05 to $.94. Total operating expenses increased, while selling, general and administrative expenses decreased in 1993 compared with the prior year. Higher operating expenses resulting from the increased volume of business in 1993 were, however, favorably impacted by increased efficiency in private fleet operations achieved as a result of a fleet upgrade to DC8-71 aircraft replacing B707 aircraft, accomplished by lease transactions at year-end 1992 and in early 1993. During the 1993 fourth quarter, Burlington also completed a 30% expansion of its airfreight hub in Toledo, Ohio. This expansion assisted in increasing efficiency, including higher average weight shipped per container. Selling, general and administrative expenses in 1992 were adversely affected by charges for costs related to organizational downsizing in both domestic and foreign operations.

Americas' operating profit in 1993 increased compared with 1992 largely due to increased domestic and export volume and lower transportation costs per pound, partially offset by decreased average yields. While average yields decreased in 1993 compared with 1992 reflecting a highly competitive pricing environment, market improvement was evident during the last quarter of 1993 as load factors increased.

Foreign operating results in 1993 also increased compared with results in 1992. These operations benefited from a 16% increase in international weight shipped, however, such gains were partially offset by lower yields.

BRINK'S
Operating profit of Brink's increased $4.7 million to $39.7 million in 1994 from $35.0 million in 1993. An increase in revenues of $65.1 million was offset to a large extent by increases in operating expenses and selling, general and administrative expenses of $59.4 million and a decrease in other operating income of $1.0 million.

The increase in operating profit in 1994 was largely due to North American operations. Revenue from North American operations increased $36.9 million or 12% to $337.6

                                      ---
                                       33

--------------------------------------------------------------------------------

million and operating profit increased $3.2 million or 16% to $23.2 million. Air courier, diamond and jewelry, armored car, automated teller machine ('ATM') servicing and coin wrapping operations each contributed to the increase in North American operating profit in 1994, while results for currency processing operations remained comparable to the prior year.

Revenue from international subsidiaries increased $28.2 million or 16% to $209.4 million, while operating earnings from international subsidiaries and affiliates increased $1.5 million or 10% to $16.5 million compared to 1993. The most significant improvements were recorded by operations in Brazil (100% owned) and Israel (70% owned). Improvements were also recorded in the United Kingdom (100% owned), Colombia (46% owned), Hong Kong (67% owned) and the Company's international diamond and jewelry operations. Results for Holland (65% owned), France (38% owned) and Chile (60% owned) declined from the prior year. Brazil's operating profit for 1994 totaled $3.2 million in 1994 compared with $1.4 million in 1993. Brazil's earnings in 1994 were augmented by the large volume of one-time special shipments of the new Brazilian currency and to a lesser extent from increased volume due to the growth of money in circulation. Results for Brazil in 1994 also included price increases obtained during the year to defray the substantially higher security costs made necessary by the dramatic increase in attacks on the armored car industry in Brazil. Although results were positive during 1994, operational and inflationary problems caused by the Brazilian economy make it uncertain as to whether this favorable trend in earnings will continue. Brink's share of the equity in earnings from their Mexican affiliate (20% owned) of $2.8 million in 1994 was comparable to the 1993 level. These results were impacted by the local economic recession, and costs incurred to streamline the operation, including work force reductions. Results in Mexico for 1994 were not significantly impacted by the devaluation of the peso in late December 1994, however, if the foreign exchange value of the peso and general economic conditions do not improve, results from this operation in the near term could be significantly impacted.

In 1993, Brink's operating profit increased $4.6 million to $35.0 million from $30.4 million in 1992. Worldwide operating revenues increased 9% or $37.9 million to $481.9 million with increased operating expenses and selling, general and administrative expenses of $31.7 million and decreased other operating income of $1.5 million.

A significant portion of the increase in revenues and operating profit in 1993 compared with 1992 was attributable to North American operations. Revenue from North American operations increased $29.5 million or 11% to $300.7 million and operating profit increased $4.2 million or 27% to $20.0 million. Increases in ATM, armored car, air courier and coin wrapping results were partially offset by a decrease in currency processing results.

Revenue from international subsidiaries increased $8.4 million or 5% to $181.2 million, while operating results for international subsidiaries and affiliates for 1993 remained comparable to 1992 results. Increased earnings from operations in Brazil were offset by decreased results from the U.K. operation and Brink's equity affiliate in Mexico. Operations in Brazil reported a $1.4 million operating profit in 1993 compared with a $.3 million operating loss in 1992. Results in the U.K. were affected by competitive price pressures, recessionary pressures and the cost of a labor settlement. Operations of Brink's equity affiliate in Mexico were affected by a recessionary economy, competitive pressures, losses from new business ventures and severance costs incurred in streamlining the work force.

BHS
Operating profit of BHS aggregated $32.4 million in 1994 compared with $26.4 million in 1993 and $16.5 million in 1992. The $6.0 million increase in operating profit in 1994 compared with 1993 reflects increased monitoring revenues, partially offset by increased installation expenses and increased overhead costs. The $9.9 million increase in operating profit in 1993 compared with 1992 reflects increased monitoring revenues, partially offset by increases in installation expenses and servicing and overhead costs.

The increased monitoring revenue in 1994 as in 1993 was largely attributable to an expanding subscriber base. Although total costs, including installation expenses, increased as a result of the expanding subscriber base, such growth contributed to improved economies of scale and other cost efficiencies achieved in servicing BHS's subscribers. At year-end 1994, BHS had approximately 318,000 subscribers, 47% more than the year-end 1992 subscriber base. New subscribers totaled 75,200 in 1994 and 59,700 in 1993. As a result, BHS's average subscriber base increased by 21% in 1994 and 20% in 1993 as compared with each prior year.

                                      ---
                                       34

--------------------------------------------------------------------------------

As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations to more accurately reflect subscriber installation costs included as capitalized installation costs, which added $4.1 million to operating profit in 1994 and 1993 and $4.3 million to operating profit in 1992. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel (in the amount of $2.6 million in 1994 and 1993 and $2.3 million in 1992) and costs incurred in maintaining facilities and vehicles dedicated to the installation process (in the amount of $1.5 million in 1994 and 1993 and $2.0 million in 1992). The increase in the amount capitalized, while adding to current period profitability comparisons, defers recognition of expenses over the estimated useful life of the installation. The additional subscriber installation costs which are currently capitalized were expensed in prior years for subscribers in those years. Because capitalized subscriber installation costs for periods prior to January 1, 1992, were not adjusted for the change in accounting principle, installation costs for subscribers in those years will continue to be depreciated based on the lesser amounts capitalized in those periods. Consequently, depreciation of capitalized subscriber installation costs in the current year and until such capitalized costs prior to January 1, 1992, are fully depreciated will be less than if such prior periods' capitalized costs had been adjusted for the change in accounting. However, the Company believes the effect on net income in 1994, 1993 and in 1992 was immaterial. While the amounts of the costs incurred which are capitalized vary based on current market and operating conditions, the types of such costs which are currently capitalized will not change. The change in the amount capitalized has no additional effect on current or future cash flows or liquidity.

FOREIGN OPERATIONS
A significant portion of the Services Group's financial results is derived from activities in several foreign countries, each with a local currency other than the U.S. dollar. Because the financial results of the Services Group are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The Services Group's international activity is not concentrated in any single currency, which limits the risks of foreign currency rate fluctuation. In addition, these rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The Services Group routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Company, on behalf of the Services Group, uses foreign currency forward contracts to hedge the risk associated with certain transactions denominated in currencies other than the functional currency. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. In addition, cumulative translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. Subsidiaries in Brazil operate in such highly inflationary economies.

Additionally, the Services Group is subject to other risks customarily associated with doing business in foreign countries, including economic conditions, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Services Group cannot be predicted.

CORPORATE EXPENSES
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Services Group based upon utilization and other methods and criteria which management believes to be equitable and a reasonable estimate of the cost attributable to the Services Group. These allocations were $9.3 million, $9.5 million and $8.6 million in 1994, 1993 and 1992, respectively.

OTHER OPERATING INCOME
Other operating income decreased $.6 million to $9.1 million in 1994 from $9.7 million in 1993 and decreased $.6 million in 1993 from $10.3 million in 1992. Other operating income principally includes the equity earnings of foreign affiliates. These earnings, which are primarily attributable to equity affiliates of Brink's, amounted to $6.0 million, $7.0 million and $8.2 million 1994, 1993 and 1992, respectively.

OTHER INCOME (EXPENSE), NET
Other income (expense) net decreased by $.6 million to a net expense of $4.7 million in 1994 from $4.1 million in 1993. In 1993 other net expense improved by $1.9 million from $6.0 million in 1992. In 1994, $1.2 million of expenses was recognized on the Company's redemption of its 9.2% Convertible Subordinated Debentures. Other net expense in 1992 included losses on asset sales. Other changes for the comparable periods are largely due to fluctuations in foreign translation losses.

INTEREST EXPENSE
Interest expense for 1994 decreased $2.5 million to $6.3 million from $8.8 million and in 1993 interest expense increased $1.2 million from $7.6 million a year earlier. The

                                      ---
                                       35

--------------------------------------------------------------------------------

decrease in 1994 compared with 1993 was primarily due to significantly lower average borrowings, a portion of which resulted from the redemption in April 1994 of the Company's 9.2% Convertible Subordinated Debentures.

INCOME TAXES
In 1994 the provision for income taxes exceeded the statutory federal income tax rate of 35% primarily due to provisions for state income taxes and goodwill amortization, partially offset by lower taxes on foreign income. In 1993 and 1992, the provision for income taxes exceeded the statutory federal income tax rate of 35% in 1993 and 34% in 1992 primarily because of provisions for state income taxes and goodwill amortization.

FINANCIAL CONDITION

A portion of the Company's corporate assets and liabilities has been attributed to the Services Group based upon utilization of the shared services from which assets and liabilities are generated, which management believes to be equitable and a reasonable estimate of the cost attributable to the Services Group.

Corporate assets which were allocated to the Services Group consisted primarily of pension assets and deferred income taxes and amounted to $70.0 million and $33.8 million at December 31, 1994 and 1993, respectively.

CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Cash provided by operating activities totaled $172.0 million in 1994, increasing from $91.4 million in 1993. The net increase in 1994 compared with 1993 was due to the increase in net income for the current year and a significant increase in net cash provided by operating assets and liabilities.

Cash generated from operations of the Services Group exceeded cash requirements for investing and financing activities including $61.4 million loaned to the Minerals Group and, as a result, cash and cash equivalents increased $8.3 million during 1994 to a year-end total of $38.6 million.

CAPITAL EXPENDITURES
Cash capital expenditures totaled $80.4 million in 1994. An additional $17.4 million of expenditures were made through capital and operating leases. A substantial portion of the Services Group's total cash capital expenditures was attributable to BHS customer installations representing expansion of the subscriber base. Of the total cash capital expenditures, $34.0 million or 42% related to these costs. Capital expenditures made by both Burlington and Brink's during 1994 were primarily for replacement and maintenance of current ongoing business operations.

Cash capital expenditures for 1994 were funded by cash flow from operating activities, with any shortfalls financed through the Company by borrowings under its revolving credit agreements or short-term borrowing arrangements, which were thereby attributed to the Services Group.

FINANCING
Gross capital expenditures in 1995 are currently expected to increase over 1994 levels. The increase is expected to result largely from expenditures at Burlington supporting new airfreight stations and implementation of positive tracking systems and expenditures at BHS resulting from continued expansion of the subscriber base. The Services Group intends to fund such expenditures through cash flow from operating activities or through operating leases if the latter are financially attractive. Any shortfalls will be financed through the Company's revolving credit agreements or short-term borrowing arrangements or borrowings from the Minerals Group.

In March 1994, the Company entered into a $350 million credit agreement with a syndicate of banks (the 'New Facility'), replacing the Company's previously existing $250 million of revolving credit agreements. The New Facility includes a $100 million five-year term loan, which matures in March 1999. The New Facility also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250 million until March 1999. At December 31, 1994, borrowings of $100 million were outstanding under the five-year term loan portion of the New Facility and borrowings of $9.4 million were outstanding under the remainder of the facility. Of the total amount outstanding under the Facility, $23.4 million was attributed to the Services Group.

DEBT
Total debt outstanding for the Services Group amounted to $69.4 million at year-end 1994, no portion of which was payable to the Minerals Group. During 1994, cash generated from operations exceeded requirements for investing activities and as a result, net debt repayments totaled $8.8 million.

OFF-BALANCE SHEET INSTRUMENTS
The Services Group utilizes various off-balance sheet financial instruments, as discussed below, to hedge its foreign currency and other market exposures. The risk that counterparties to such instruments may be unable to perform is minimized by limiting the counterparties to major financial institutions. The Services Group does not expect any losses due to such counterparty default.

                                      ---
                                       36

--------------------------------------------------------------------------------

Foreign currency forward contracts -- The Company enters into foreign currency forward contracts with a duration of 30 to 60 days as a hedge against transactions denominated in various currencies. These contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the payables being hedged. At December 31, 1994, the total contract value of foreign currency forward contracts outstanding was $7.4 million. As of such date, the fair value of the foreign currency forward contracts was not significant.

Fuel contracts -- The Services Group has hedged a portion of its jet fuel requirements through a swap contract. At December 31, 1994, the notional value of the jet fuel swap, aggregating 12.5 million gallons, through March 31, 1995, was $6.5 million. In addition, the Company has entered into several commodity option transactions that are intended to protect against significant increases in jet fuel prices. These transactions, aggregate 23.3 million gallons with a notional value of $15.8 million and are applicable throughout 1995 in amounts ranging from 3.5 million gallons per month in the first quarter of 1995 to 2.1 million gallons per month in the fourth quarter of 1995. The Company has also entered into a collar transaction applicable to 7.2 million gallons that provides a minimum and maximum per gallon price. This transaction is settled monthly based upon the average of the high and low prices during each period.

The fair value of these fuel hedge transactions may fluctuate over the course of the contract period due to changes in the supply and demand for oil and refined products. Thus, the economic gain or loss, if any, upon settlement of the contracts may differ from the fair value of the contracts at an interim date. At December 31, 1994, the fair value of these contracts was not significant.

Interest rate contracts -- In connection with the aircraft leasing by Burlington in 1993, the Company entered into interest rate cap agreements. These agreements have a notional amount of $60 million and cap the Company's interest rate on certain aircraft leases at 8.5% through April 1, 1996. At December 31, 1994, the fair value of these contracts was not significant.

CONTINGENT LIABILITIES
Under the Coal Industry Retiree Health Benefit Act of 1992 (the 'Health Benefit Act'), the Company and its majority-owned subsidiaries at July 20, 1992, including the Services Group are jointly and severally liable with the Minerals Group for the costs of health care coverage provided for by that Act. For a description of the Health Benefit Act and a calculation of certain of such costs, see Note 13 to the Company's consolidated financial statements. At this time, the Company expects the Minerals Group to generate sufficient cash flow to discharge its obligations under the Act.

In April 1990, the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ('Tankport') in Jersey City, New Jersey, which operations were sold in 1983. Under the settlement agreement, the Company is obligated to pay 80% of the remediation costs. Based on data available to the Company and its environmental consultants, the Company estimates its portion of the cleanup costs on an undiscounted basis using existing technologies to be between $6.7 million and $14.1 million over a period of up to five years. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which the cleanup will be conducted. The cleanup estimates have been modified in light of certain regulatory changes promulgated in December 1994.

The Company commenced insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. Although the underwriters have disputed this claim, management and its legal counsel believe that recovery is probable of realization in the full amount of the claim. This conclusion is based upon, among other things, the nature of the pollution policies which were broadly designed to cover such contingent liabilities, the favorable state of the law in the State of New Jersey (whose laws have been found to control the interpretation of the policies), and numerous other factual considerations which support the Company's analysis of the insurance contracts and rebut the underwriters' defenses. Accordingly, there is no net liability in regard to the Tankport obligation.

CAPITALIZATION
On July 26, 1993, the Company's shareholders approved the Services Stock Proposal, as described in the Company's proxy statement dated June 24, 1993, which resulted in the reclassification of the Company's common stock. The outstanding shares of common stock of the Company were redesignated as Services Stock on a share-for-share basis and a second class of common stock, designated as Pittston Mineral Group Common Stock ('Minerals Stock'), was distributed on the basis of one-fifth of one share of Minerals Stock for each share of the Company's previous common stock held by shareholders of

                                      ---
                                       37

--------------------------------------------------------------------------------

record on July 26, 1993. Minerals Stock and Services Stock are designed to provide shareholders with separate securities reflecting the performance of the Minerals Group and the Services Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting either Group.

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

In 1993, the Board authorized the repurchase of up to 1,250,000 shares of Services Stock and 250,000 shares of Minerals Stock, not to exceed an aggregate purchase price of $43.0 million. As of December 31, 1994, a total of 256,100 shares of Services Stock had been acquired pursuant to the authorization, all of which were acquired in 1994 at an aggregate cost of $6.2 million.

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

In 1994, the Board declared and the Company paid cash dividends of 20 cents per share of Services Stock. On an equivalent basis, in 1993 the Company paid dividends of 19.09 cents per share of Services Stock.

In January 1994, the Company issued 161,000 shares or $80.5 million of a new series of convertible preferred stock, which is convertible into Minerals Stock, to finance a portion of a coal acquisition. While the issuance of the preferred stock had no effect on the capitalization of the Services Group, annual cumulative dividends of $31.25 per share of convertible preferred stock are payable quarterly, in cash, out of all funds of the Company legally available therefore, when, as and if declared by the Board, which commenced March 1, 1994. Such stock also bears a liquidation preference of $500 per share plus an amount equal to accrued and unpaid dividends thereon.

                                      ---
                                       38

Pittston Minerals Group

--------------------------------------------------------------------------------
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
 OF OPERATIONS AND FINANCIAL CONDITION

The financial statements of the Pittston Minerals Group (the 'Minerals Group') include the balance sheets, results of operations and cash flows of the Coal and Mineral Ventures operations of The Pittston Company (the 'Company'), and a portion of the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The Minerals Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate allocations reflected in these financial statements are determined based upon methods which management believes to be an equitable allocation of such expenses and credits. The accounting policies applicable to the preparation of the Minerals Group's financial statements may be modified or rescinded at the sole discretion of the Company's Board of Directors (the 'Board') without the approval of the shareholders, although there is no intention to do so.

The Company will provide to holders of the Pittston Minerals Group Common Stock ('Minerals Stock') separate financial statements, financial reviews, descriptions of business and other relevant information for the Minerals Group in addition to consolidated financial information of the Company. Notwithstanding the attribution of assets and liabilities (including contingent liabilities) between the Minerals Group and the Pittston Services Group (the 'Services Group') for the purpose of preparing their financial statements, this attribution and the change in the capital structure of the Company as a result of the approval of the Services Stock Proposal, as described in the Company's proxy statement dated June 24, 1993, did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. Holders of Minerals Stock are shareholders of the Company, which continues to be responsible for all its liabilities. Therefore, financial developments affecting the Minerals Group or the Services Group that affect the Company's financial condition could affect the results of operations and financial condition of both Groups. Accordingly, the Company's consolidated financial statements must be read in connection with the Minerals Group's financial statements.

The following discussion is a summary of the key factors management considers necessary in reviewing the Minerals Group's results of operations, liquidity and capital resources. This discussion should be read in conjunction with the financial statements and related notes of the Company.

RESULTS OF OPERATIONS

In 1994, the Minerals Group had a net loss of $52.9 million and an operating loss of $89.2 million. In 1993, the Minerals Group had a net loss of $33.0 million and an operating loss of $63.8 million. Net income and operating profit for 1994 included charges totalling $58.1 million and $90.8 million, respectively, attributable to Coal operations for asset writedowns and accruals for costs related to facility shutdowns. Net income and operating profit for 1993 reflected similar charges, in addition to including a litigation accrual, totalling $48.9 million and $78.6 million, respectively. Such charges in 1993 impacted both Coal and Mineral Ventures operating results. Net income and operating profit for 1994 compared with 1993 were positively impacted by improved results from Mineral Ventures operations. In addition to the impact of asset writedowns and other restructuring charges year to year, operating results for Coal operations declined for 1994 compared with 1993.

Net income and operating profit for 1992 were $21.8 million and $32.1 million, respectively. The comparison of net income and operating profit for 1993 is affected by charges incurred beginning in 1993 for legislated health care benefits for retired union mine workers and their dependents. In 1993, the Minerals Group recognized a pretax charge of $10.0 million ($6.5 million after tax) for these benefits. Net income and operating profit for 1992 were positively impacted by a pension credit of $4.4 million and $7.0 million, respectively, relating to the final year of amortization of the unrecognized initial net pension asset at the date of adoption of Statement of Financial Accounting Standards No. 87, 'Employers' Accounting for Pensions'. This credit was recognized over the estimated remaining average service life of the Company's employees at the date of adoption.

                                      ---
                                       39

--------------------------------------------------------------------------------

COAL
Coal operations had an $83.4 million operating loss in 1994 compared with an operating loss of $48.2 million in 1993. Results for 1994 included the operating results from substantially all the coal mining operations and coal sales contracts of Addington Resources, Inc. ('Addington'), which were acquired by the Coal operations on January 14, 1994. The Coal operating loss in 1994 included $90.8 million of charges for asset writedowns and accruals for costs related to facilities which are being closed (further discussed below). In addition, operating results for 1994 reflected the adverse impact of the severe winter weather in early 1994 which particularly hampered surface mine production and river transportation. Operating profit in the current year included other operating income primarily from third party royalties and sales of properties and equipment of $15.1 million compared with $9.8 million in 1993. The operating loss in 1993 included a $70.7 million charge related to mines which were closed at the end of 1993 or early 1994, including employee benefit costs and certain other noncash charges, together with the estimated liability in connection with previously reported litigation (the 'Evergreen Case'), discussed later, brought against the Company and a number of its coal subsidiaries by the trustees of certain pension and benefit trust funds established under collective bargaining agreements with the United Mine Workers of America ('UMWA'). Operating profit in 1993 was also negatively impacted by a $1.8 million charge to settle litigation related to the moisture content of tonnage used to compute royalty payments to the UMWA pension and benefit funds during the period ending February 1, 1988.

Sales volume of 28.1 million tons for 1994 was 28% or 6.1 million tons higher than sales volume in 1993. The increased sales were attributable to steam coal with sales of 18.2 million tons (65% of total sales), up from 10.3 million tons (47% of total sales) in 1993, while metallurgical coal sales decreased 15% from
11.7 million tons to 9.9 million tons. Coal produced (22.3 million tons) and purchased (5.8 million tons) totaled 28.2 million tons for 1994, a 30% or 6.5 million ton increase over 1993. The increase in coal sales and coal produced/purchased in 1994 as compared with 1993 was largely attributable to the addition of Addington operations.

In 1994, 31% of total production was derived from deep mines and 69% was derived from surface mines compared with 54% and 46% of deep and surface mine production, respectively, in 1993.

Average coal margin (realization less current production cost of coal sold), which was $1.72 per ton in 1994 decreased $1.03 or 38% from the 1993 level with a 7% or $1.91 per ton decrease in average realization, only partially offset by a 3% or $.88 per ton decrease in average current production cost of coal sold. The higher percentage of steam coal sales and declines in export metallurgical coal prices contributed to the decline in average realization. The decrease in average cost is largely due to the shift to lower cost surface production. However, margins were negatively impacted by costs that have continued at higher than expected levels, particularly at the Addington operations. In addition, adverse geological conditions were also encountered at one of the mines acquired from Addington. It is anticipated that for the 1995 first quarter continued higher than expected costs will result in further margin deterioration and operating losses. Management is reviewing its options of sources used to fulfill its coal sales agreements and to reduce costs in an effort to improve margins.

Production and related costs in early 1994 were adversely impacted by the extreme cold weather and above-normal precipitation which resulted in a large number of lost production days and interruptions which limited output efficiencies during periods of performance. Sales also suffered during this period due to lost loading days and were impeded by restricted road accessibility. Sales were further impacted by the lack of rail car availability and the disruption of river barge service initially due to frozen waterways and subsequently due to the heavy snow melt and rain, which raised the rivers above operational levels. The severe weather early in the year also reduced output from purchased coal suppliers, which hindered the ability to meet customer shipments during the period. In addition to weather related difficulties, operations in early 1994 were affected by lost business due to a utility customer's plant closure and production shortfalls due to the withdrawal of contract producers from the market.

Early in 1994 the metallurgical coal markets continued their long-term decline with significant price reductions negotiated between Canadian and Australian producers and Japanese steel mills. During the 1994 second quarter Coal operations reached agreement with its major Japanese steel customers for new three-year agreements (subject to annual price renegotiations) for metallurgical coal shipments. Such agreements replaced sales contracts which expired on March 31, 1994. Pricing under the new agreements for the coal year beginning April 1, 1994, was impacted by the price reductions accepted by foreign producers, but was largely offset by modifications in coal quality specifications which allows the Coal operation

                                      ---
                                       40

--------------------------------------------------------------------------------

flexibility in sourcing and blending of coals. Although Coal operations has not yet reached price agreements with its significant metallurgical export coal customers for the contract year beginning April 1, 1995, certain European metallurgical coal customers have agreed to price increases.

The market for metallurgical coal, for most of the past fifteen years, has been characterized by weak demand from primary steel producers and intense competition from foreign coal producers, especially those in Australia and Canada. Metallurgical coal sales contracts typically are subject to annual price negotiations, which increase the risk of market forces. As a result of the continuing long-term decline in the metallurgical coal markets, which was further evidenced by the previously discussed significant price reductions in early 1994, the Coal operations accelerated its strategy of decreasing its exposure to these markets. After a review of the economic viability of the remaining metallurgical coal assets in early 1994, management determined that four underground mines were no longer economically viable and should be closed resulting in significant economic impairment to three related preparation plants. In addition, it was determined that one surface steam coal mine, the Heartland mine, which provided coal to Alabama Power under a long-term sales agreement, would be closed due to rising costs caused by unfavorable geological conditions.

As a result of these decisions, the Coal operations incurred pretax charges of $90.8 million ($58.1 million after tax) in the first quarter of 1994 which included a reduction in the carrying value of these assets and related accruals for mine closure costs. These charges included asset writedowns of $46.5 million which reduced the book carrying value of such assets to what management believes to be their net realizable value based on either estimated sales or leasing of such property to unrelated third parties. In addition, the charges included $3.8 million for required lease payments owed to lessors for machinery and equipment that would be idled as a result of the mine and facility closures. The charges also included $19.3 million for mine and plant closure costs which represented estimates of reclamation and other environmental costs to be incurred to bring the properties in compliance with federal and state mining and environmental laws. This accrual was required due to the premature closing of the mines. The accrual also included $21.2 million in contractually or statutorily required employee severance and other benefit costs associated with termination of employees at these facilities and costs associated with inactive employees at these facilities. Such employee benefits include severance payments, medical insurance, workers' compensation and other benefits and have been calculated in accordance with contractually (collective bargaining agreements signed by certain coal subsidiaries included in the Coal operations) and legally required employee severance and other benefits. During the remainder of 1994, the Company paid $10.2 million of these liabilities, of which $1.5 million was for idled leased equipment; $5.3 million was for facility closure costs and $3.4 million was for employee-related costs.

Of the four underground mines, one has ceased coal production, while the remaining three mines are expected to cease coal production in 1995. In 1994 the Coal operations reached agreement with Alabama Power Company to transfer the coal sales contract serviced by the Heartland mine to another location in West Virginia. The Heartland mine ceased coal production during 1994 and final reclamation and environmental work is in process. At the beginning of 1994 there were approximately 750 employees involved in operations at these facilities and other administrative support. To date, employment at these facilities has been reduced by 52% to approximately 360 employees.

As discussed previously, the effects of this strategy have been to decrease Coal operations' exposure to the metallurgical coal markets and to increase its production and sales of lower cost surface minable steam coal. As previously mentioned, for 1994, steam coal sales rose to approximately 65% of total coal sales up from less than 50% in the prior year. In addition, production from surface mines has increased to 69% for 1994 as compared to 45% for last year. In addition, metallurgical coal produced/purchased decreased to 9.9 million tons versus 11.7 million tons when comparing 1994 to 1993.

Although coal production has or will cease at the mines contemplated in the accrual, the Coal operations will incur reclamation and environmental costs for several years to bring these properties into compliance with federal and state environmental laws. In addition, employee termination and medical costs will continue to be incurred for several years after the facilities have been closed. The significant portion of these employee liabilities is for statutorily provided workers' compensation costs for inactive employees. Such benefits include indemnity and medical costs as required under state workers' compensation laws.

                                      ---
                                       41

--------------------------------------------------------------------------------

The long payment periods are based on continued, and in some cases lifetime, indemnity and medical payments to injured former employees and their surviving spouses. Management believes that the charges incurred in the first quarter of 1994 should be sufficient to provide for these future costs and does not anticipate material additional future charges to operating earnings for these facilities, although continual cash funding will be required over the next several years.

The following table analyzes the changes in liabilities during the last three years for facility closure costs recorded as restructuring and other charges:

                                                 Employee
                                      Mine   Termination,
                          Leased       and        Medical
                       Machinery     Plant            and
                             and   Closure      Severance
                       Equipment     Costs          Costs   Total
-----------------------------------------------------------------
Balance as of January
 1, 1993 (a)              $1,146    35,499         35,413  72,058
Additions                  2,782     1,598          6,267  10,647
Payments (b)                 836     8,663          7,463  16,962
-----------------------------------------------------------------
Balance as of
 December
 31, 1993                  3,092    28,434         34,217  65,743
Additions                  3,836    19,290         21,193  44,319
Payments (c)               3,141     9,468         12,038  24,647
-----------------------------------------------------------------
Balance as of
 December
 31, 1994                 $3,787    38,256         43,372  85,415
-----------------------------------------------------------------

(a) These amounts represent the remaining liabilities for facility closure costs recorded as restructuring and other charges in prior years. The original charges included $2,312 for leased machinery and equipment, $50,645 principally for incremental facility closing costs, including reclamation and $47,841 for employee benefit costs, primarily workers' compensation, which will continue to be paid for several years.

(b) These amounts represent total cash payments made during the year for liabilities recorded in prior years.

(c) These amounts represent total cash payments made during the year for these charges. Of the total payments made, $8,672 was for liabilities recorded in years prior to 1993, $5,822 was for liabilities recorded in 1993 and $10,153 was for liabilities recorded in 1994.

During the next twelve months, expected cash funding of these charges is approximately $21 million. Management estimates that the remaining liability for leased machinery and equipment will be fully paid over the next two years. The liability for mine and plant closure costs is expected to be satisfied over the next ten years of which approximately 70% is expected to be paid over the first three years. The liability for employee related costs which is primarily workers' compensation is estimated to be 70% settled over the next five years with the balance paid during the following five to ten years.

For 1994, Coal operations' closed facilities (including those facilities for which the decision to close was made earlier this year) incurred operating losses of $4.4 million.

On June 21, 1994, a successor collective bargaining agreement between the Coal operations' union companies and the UMWA was ratified by such companies' union employees, replacing the principal labor agreement which expired on June 30, 1994. The successor agreement will remain in effect until December 31, 1998. This agreement continues the basic principles and provisions established in the predecessor 1990 Agreement with respect to areas of job security, work rules and scheduling. The new agreement provides for, among other things, wage increases of $.40 per hour on December 15 of each of the years 1994 to 1997 and includes improvements in certain employee benefit programs.

Operating profit for Coal operations totaled $36.9 million in 1992 compared to an operating loss of $48.2 million in 1993. Operating results in 1993 were negatively impacted by the $70.7 million in charges, as discussed earlier, $10.0 million in expenses relating to retiree health benefits required by federal legislation enacted in October 1992 (discussed later) and the $1.8 million charge to settle litigation related to the moisture content of tonnage used to compute royalty payments to the UMWA pension and benefit funds for the period ended February 1, 1988. Coal operating profit in 1993 also included other operating income of $9.8 million compared with $9.0 million in the year-earlier period primarily for third party royalties and sales of properties and equipment.

Sales volume of 22.0 million tons in 1993 was 6% or 1.2 million tons higher than sales volume in the year earlier. The increased sales were attributable to steam coal sales of 10.3 million tons (47% of total sales), up from 8.4 million tons (41% of total sales), while metallurgical coal sales decreased 5% from 12.3 million tons to 11.7 million tons. Coal produced (17.1 million tons) and purchased (4.5 million tons) totaled 21.6 million tons in 1993, which was slightly lower than production in 1992. In 1993, 54% of total production was derived from deep mines and 46% was derived from surface mines compared with 65% and 35% of deep and surface mine production, respectively, in 1992.

Average margin in 1993 of $2.75 per ton decreased 12% or $.37 per ton compared to 1992, as a 4% or $1.30 per ton decrease in average realization was only partially offset by a 4% or $.93 per ton decrease in average current production costs of coal sold. The decrease in average realization in 1993 reflected lower export pricing and a downward price revision on a domestic utility contract. The decrease in average current production costs of coal sold in 1993 was mainly due to a higher proportion of production sourced from company surface mine operations.

                                      ---
                                       42

--------------------------------------------------------------------------------

The strike by the UMWA against certain coal producers in the eastern United States, which lasted throughout a significant portion of 1993, was settled in late 1993. None of the operations of the Company's coal subsidiaries were involved in the strike. Although the supply of metallurgical coal was appreciably reduced as a result of the strike, Australian producers increased production to absorb the shortfall. The strike had little impact on Coal operating profits during 1993 since a large proportion of production is under contract. Coal operations benefited from improved spot prices for domestic steam coal on relatively small amounts of uncommitted tonnage available for this market.

In October 1992, the Coal Industry Retiree Health Benefit Act of 1992 (the 'Health Benefit Act') was enacted as part of the Energy Policy Act of 1992. The Health Benefit Act established rules for the payment of future health care benefits for thousands of retired union mine workers and their dependents. Part of the burden for these payments was shifted by the Health Benefit Act from certain coal producers, which had a contractual obligation to fund such payments, to producers such as the Company which have collective bargaining agreements with the UMWA that do not require such payments and to numerous other companies which are no longer in the coal business. The Health Benefit Act established a trust fund to which 'signatory operators' and 'related persons', including the Company and certain of its coal subsidiaries (the 'Pittston Companies') was obligated to pay annual premiums for assigned beneficiaries, together with a pro rata share for certain beneficiaries who never worked for such employers ('unassigned beneficiaries'), in amounts determined by the Secretary of Health and Human Services on the basis set forth in the Health Benefit Act. For 1993 and 1994, these amounts were approximately $9.1 million and $11.0 million, respectively. In addition, in 1993 the Company incurred costs of $.9 million to review the accuracy of beneficiaries assigned. The Company believes that the annual cash funding under the Health Benefit Act for the Pittston Companies' assigned beneficiaries will continue in the $10 to $11 million range for the next eight years and should begin to decline thereafter as the number of such assigned beneficiaries decreases.

Based on the number of beneficiaries actually assigned by the Social Security Administration, the Company estimates the aggregate pretax liability relating to the Pittston Companies' assigned beneficiaries remaining at December 31, 1994 at approximately $250 million, which when discounted at 8.75% provides a present value estimate of approximately $100 million.

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

In February 1990, the Pittston Coal Group companies and the UMWA entered into a collective bargaining agreement that resolved a labor dispute and related strike of Pittston Coal Group operations by UMWA-represented employees that began on April 5, 1989. As part of the agreement, the Pittston Coal Group companies agreed to make a $10 million lump sum payment to the 1950 Benefit Trust Fund and to renew participation in the 1974 Pension and Benefit Trust Funds at specified contribution rates. These aspects of the agreement were subject to formal approval by the trustees of the funds. The trustees did not accept the terms of the agreement and, therefore, payments were made to escrow accounts for the benefit of union employees. Under the new 1994 Agreement, the Pittston Coal Group companies agreed to continue participation in the 1974 Pension Plan at specified contribution rates, again subject to trustee approval. At this time, payments continue to be made to the escrow accounts for the benefit of union employees. The escrow accounts balances as of December 31, 1994 totaled $23.1 million.

In 1988, the trustees of certain pension and benefit trust funds established under collective bargaining agreements with the UMWA brought an action (the 'Evergreen Case') against the Company and a number of its coal subsidiaries in the United States District Court for the District of Columbia, claiming that the defendants are obligated to contribute to such trust funds in accordance with the provisions of the 1988 and subsequent National Bituminous Coal Wage Agreements, to which neither the Company nor any of its subsidiaries is a signatory. In January 1992, the Court issued an order granting summary judgment in favor of the trustees on the issue of liability, which was thereafter affirmed by the Court of Appeals. In June 1993, the United States Supreme Court denied a petition for a writ of certiorari. The case has been

                                      ---
                                       43

--------------------------------------------------------------------------------

remanded to District Court, and damage and other issues remain to be decided. In September 1993, the Company filed a motion seeking relief from the District Court's grant of summary judgment based on, among other things, the Company's allegation that plaintiffs improperly withheld evidence that directly refutes plaintiffs' representations to the District Court and the Court of Appeals in this case. In December 1993, that motion was denied. On May 23, 1994, the trustees filed a Motion for Entry of Final Judgment seeking approximately $71.1 million in delinquent contributions, interest and liquidated damages through May 31, 1994, plus approximately $17 thousand additional interest and liquidated damages for each day between May 31, 1994, and the date final judgment is entered, plus ongoing contributions to the 1974 Pension Plan. The Company has opposed this motion. There has been no decision on this motion or final judgment entered to date.

In furtherance of its ongoing effort to identify other available legal options for seeking relief from what it believes to be an erroneous finding of liability in the Evergreen Case, the Company has filed suit against the Bituminous Coal Operators Association ('BCOA') and others to hold them responsible for any damages sustained by the Company as a result of the Evergreen Case. Although the Company is continuing that effort, the Company, following the District Court's ruling in December 1993, recognized the potential liability that may result from an adverse judgment in the Evergreen Case. In any event, any final judgment in the Evergreen Case will be subject to appeal. In December 1994, the District Court ordered that the Evergreen Case, as well as related cases filed against other coal companies, and the BCOA case, be submitted to mediation before a federal judge in an effort to obtain a settlement. The mediation process is ongoing.

As a result of the Health Benefit Act, there is no continuing liability in this case in respect of health benefit funding after February 1, 1993.

MINERAL VENTURES
Mineral Ventures reported operating income of $1.1 million for 1994 compared with an operating loss of $8.3 million for 1993. Operating results in 1993 included a $7.9 million charge related to the write-down of the company's investment in the Uley graphite mine in Australia. Although reserve drilling of the Uley property indicated substantial graphite deposits, graphite prices which remained significantly below the level prevailing at the start of the project, processing difficulties and an analysis of various technical and marketing conditions affecting the project resulted in the determination that the assets had been impaired and that loss recognition was appropriate. Excluding the $7.9 million charge, Mineral Ventures operations incurred a $.4 million operating loss in 1993. Operating results for 1994 and 1993 also reflected production from the Stawell gold mine. Mineral Ventures has a 67% net equity interest in the Stawell mine and its adjacent exploration acreage. In December 1992, Mineral Ventures acquired its 50% direct ownership in the Stawell property through its participation in a joint venture with Mining Project Investors Pty Ltd., (in which Mineral Ventures holds a 34% interest). At December 31, 1994, the Stawell gold mine, which is in western Victoria, Australia, had remaining proven and probable gold reserves estimated at 444,000 ounces. The joint venture also has exploration rights in the highly prospective district around the mine. In 1994 and 1993, the Stawell mine produced 77,966 ounces and 73,765 ounces of gold, respectively, with Mineral Ventures' share of the operating profit amounting to $5.0 million and $4.9 million, in 1994 and 1993, respectively. The contribution to operating profit from the Stawell mine in both 1994 and 1993 was offset by exploration expenditures related chiefly to other potential gold mining projects in addition to administrative overhead. Operating results for 1994 were also impacted by higher operating costs incurred as a result of an operator accident at Stawell which occurred early in the year. Mineral Ventures is continuing gold exploration projects in Nevada and Australia with its joint venture partner.

In 1992, Mineral Ventures operations reported operating losses of $3.4 million, which primarily related to expenses for project review and exploration.

CORPORATE EXPENSES
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Minerals Group based upon utilization and other methods and criteria which management believes to be equitable and a reasonable estimate of the cost attributable to the Minerals Group. These allocations were $6.8 million, $7.2 million and $8.6 million in 1994, 1993 and 1992, respectively.

                                      ---
                                       44

--------------------------------------------------------------------------------

OTHER OPERATING INCOME
Other operating income increased $5.0 million to $15.3 million in 1994 from $10.3 million in 1993 and increased $1.5 million in 1993 from $8.8 million in 1992. Other operating income for the Minerals Group principally includes royalty income and gains and losses from sales of coal assets. The increase in 1994 compared to 1993 was largely due to increased royalty income and sales of coal assets.

OTHER INCOME (EXPENSE), NET
Other income (expense), net was a net expense of $.9 million in 1994, a net expense of $.5 million in 1993 and net income of $1.9 million in 1992. The net amount in 1992 included a gain of $2.3 million from the sale of investments in leveraged leases.

INTEREST EXPENSE
Interest expense in 1994 increased $5.2 million to $6.5 million from $1.3 million in 1993 and decreased $2.2 million in 1993 from $3.5 million in 1992. Interest expense increased in 1994 due to higher average borrowings under revolving credit and term loan facilities resulting from the Addington acquisition and higher average interest rates. Interest expense in 1993 included interest assessed on settlement of coal litigation related to the moisture content of tonnage used to compute royalty payments to UMWA pension and benefit funds. The $2.2 million decrease in 1993 compared with 1992 was largely due to lower outstanding debt during the year. Interest expense in 1994, 1993 and 1992 included a portion of the Company's interest expense related to borrowings from the Company's revolving credit lines which was attributed to the Minerals Group. The amount of interest expense attributed to the Minerals Group for 1994, 1993 and 1992 was $4.4 million, $.4 million and $2.8 million, respectively.

INCOME TAXES
In 1994, the credit for income taxes was higher than the amount that would have been recognized using the federal statutory rate of 35% due to the tax benefits of percentage depletion and a reduction in the valuation allowance for deferred tax assets primarily in state jurisdiction. In 1993, the credit for income taxes was higher than the amount that would have been recognized using the statutory federal income tax rate of 35% due to the tax benefits of percentage depletion, favorable adjustments to deferred tax assets as a result of the increase in the statutory U.S. federal income tax rate and a reduction in the valuation allowance for deferred tax assets primarily in foreign jurisdictions. In 1992, the provision for income taxes was less than the statutory federal income tax rate of 34% because of the tax benefit from percentage depletion.

FINANCIAL CONDITION

A portion of the Company's corporate assets and liabilities has been attributed to the Minerals Group based upon utilization of the shared services from which assets and liabilities are generated, which management believes to be equitable and a reasonable estimate of the cost attributable to the Minerals Group.

Corporate assets which were allocated to the Minerals Group consisted primarily of pension assets and deferred income taxes and amounted to $84.0 million and $90.1 million at December 31, 1994 and 1993, respectively.

CASH FLOW PROVIDED BY OPERATING ACTIVITIES
In 1994, operating activities used cash of $33.2 million and in 1993 operating activities provided cash of $28.4 million. The $61.6 million net decrease in 1994 compared with 1993 consisted of a $20.0 million decrease attributable to the change in net income and a $106.9 million decrease attributable to changes in operating assets and liabilities, partially offset by a $65.3 million increase attributable to net noncash charges and credits. Operations provided less cash in 1994 partly due to the integration of operating activities of Addington, which required cash to finance initial working capital needs. Net income, noncash charges and changes in operating assets and liabilities in 1994 were also significantly affected by after-tax restructuring and other charges for Minerals Group of $58.1 million which used cash of approximately $10.2 million in 1994. Of the total $90.8 million of 1994 pretax charges, $46.5 million was for noncash writedowns of assets and the remainder represents liabilities which are expected to be paid over the next several years. In addition, during 1994, $14.5 million was paid for similar charges reported in prior periods. As discussed under Coal operations, funding requirements for these charges are expected to be approximately $21 million during the next twelve months. The Minerals Group intends to fund any cash requirements during 1994 with anticipated cash flows from operations, with shortfalls, if any, financed through borrowings under the Company's revolving credit agreements or borrowings from the Services Group.

Cash used to support the Minerals Group's operating and investing activities was less than cash generated from net financing activities and, as a result, the Minerals Group required additional cash from the Services Group of $61.4 million during 1994.

                                      ---
                                       45

--------------------------------------------------------------------------------

CAPITAL EXPENDITURES
Cash capital expenditures totaled $25.9 million for 1994. An additional $23.7 million of expenditures were made in 1994 through capital and operating leases which were predominately for surface mining equipment. Approximately 95% of the gross capital expenditures in 1994 were incurred in the Coal segment. Of that amount, approximately 75% of the expenditures was for business expansion, and the remainder was for replacement and maintenance of current ongoing business operations. Gross expenditures made by Mineral Ventures operations approximated 5% of the Minerals Group's total capital expenditures and were primarily costs incurred for project development.

Cash capital expenditures for 1994 were funded by cash flow from operating activities, with any shortfalls financed through the Company by borrowings under its revolving credit agreements, which were thereby attributed to the Minerals Group or borrowings from the Services Group.

OTHER INVESTING ACTIVITIES
All other investing activities in 1994 used net cash of $145.1 million. In January 1994, the Company paid approximately $157 million in cash for the acquisition of substantially all the coal mining operations and coal sales contracts of Addington. The purchase price of the acquisition was financed through the issuance of $80.5 million of a new series of preferred stock, which is convertible into Pittston Minerals Group Common Stock, and additional borrowings under credit agreements. Other investing activities also included $8.4 million of cash received in 1994 from the December 1993 sale of the majority of the assets of a captive mine supply company. Disposal of property, plant and equipment provided $5.6 million in cash in 1994.

FINANCING
Gross capital expenditures in 1995 are not currently expected to increase over 1994 levels. The Minerals Group intends to fund such expenditures through cash flow from operating activities or through operating leases if the latter are financially attractive. Any shortfalls will be financed through the Company's revolving credit agreements or borrowings from the Services Group.

In March 1994, the Company entered into a $350 million credit agreement with a syndicate of banks (the 'New Facility'), replacing the Company's previously existing $250 million of revolving credit agreements. The New Facility includes a $100 million five-year term loan, which matures in March 1999. The New Facility also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250 million until March 1999. At December 31, 1994, borrrowings of $100 million were outstanding under the five-year term loan portion of the New Facility and borrowings of $9.4 million were outstanding under the remainder of the facility. Of the total amount outstanding under the Facility, $86.0 million was attributed to the Minerals Group. In 1994 the Company entered into a standard three year variable to fixed interest rate swap agreement. This agreement fixes the Company's interest rate at 5% on current borrowings of $40 million in principal. The principal amount to which the 5% interest rate applies declines periodically throughout the term of the agreement. At December 31, 1994, $40 million of debt to which the 5% interest rate applied was attributed to the Minerals Group.

DEBT
Total debt outstanding for the Minerals Group amounted to $143.9 million, of which $48.2 million was payable to the Services Group. At December 31, 1994, $86.0 million of the Company's long-term debt was attributed to the Minerals Group. During 1994, the Addington Acquisition was financed in part with debt under the Company's revolving credit facilities, which was attributed to the Minerals Group. In March 1994, the additional debt incurred for this acquisition was refinanced with a five-year term loan under the New Facility.

OFF-BALANCE SHEET INSTRUMENTS
The Minerals Group utilizes off-balance sheet financial instruments, as discussed below, to hedge its market exposures. The risk that counterparties to these contracts may be unable to perform is minimized by limiting the counterparties to major financial institutions. The Company does not expect any losses due to such counterparty default.

Gold contracts -- In order to protect itself against downward movements in gold prices, the Minerals Group hedges a portion of its recoverable proved and probable reserves primarily through forward sales contracts. At December 31, 1994, 60,056 ounces of gold, representing approximately 30% of the Minerals Group's recoverable proved and probable reserves, were sold forward under forward sales contracts with a notional value of $24.7 million. Because only a portion of its future production is currently sold forward, the Minerals Group can take advantage of increases, if any, in the spot price of gold. At December 31, 1994, the fair value of the Minerals Group's forward sales contracts was not significant.

Interest rate contract -- As discussed earlier, in 1994, the Company entered into a variable to fixed interest rate swap agreement with a notional amount of $40 million. Fair value at December 31, 1994 was $1.6 million. This contract has been attributed to the Minerals Group.

                                      ---
                                       46

--------------------------------------------------------------------------------

CONTINGENT LIABILITIES
In April 1990, the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ('Tankport') in Jersey City, New Jersey, which operations were sold in 1983. Under the settlement agreement, the Company is obligated to pay 80% of the remediation costs. Based on data available to the Company and its environmental consultants, the Company estimates its portion of the cleanup costs on an undiscounted basis using existing technologies to be between $6.7 million and $14.1 million over a period of up to five years. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which the cleanup will be conducted. The cleanup estimates have been modified in light of certain regulatory changes promulgated in December 1994.

The Company commenced insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. Although the underwriters have disputed this claim, management and its legal counsel believe that recovery is probable of realization in the full amount of the claim. This conclusion is based upon, among other things, the nature of the pollution policies which were broadly designed to cover such contingent liabilities, the favorable state of the law in the State of New Jersey (whose laws have been found to control the interpretation of the policies), and numerous other factual considerations which support the Company's analysis of the insurance contracts and rebut the underwriters' defenses. Accordingly, there is no net liability in regard to the Tankport obligation.

CAPITALIZATION
On July 26, 1993, the Company's shareholders approved the Services Stock Proposal, as described in the Company's proxy statement dated June 24, 1993, which resulted in the reclassification of the Company's common stock. The outstanding shares of common stock of the Company were redesignated as Pittston Services Group Common Stock ('Services Stock') on a share-for-share basis and a second class of common stock, designated as Minerals Stock, was distributed on the basis of one-fifth of one share of Minerals Stock for each share of the Company's previous common stock held by shareholders of record on July 26, 1993. Minerals Stock and Services Stock are designed to provide shareholders with separate securities reflecting the performance of the Minerals Group and the Services Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting either Group.

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

In 1993, the Board authorized the repurchase of up to 1,250,000 shares of Services Stock and 250,000 shares of Minerals Stock, not to exceed an aggregate purchase price of $43.0 million. As of December 1994, a total of 38,500 shares of Minerals Stock had been acquired pursuant to the authorization, of which 19,700 shares were repurchased in 1994 at an aggregate cost of $.4 million.

In January 1994, the Company issued $80.5 million (161,000 shares) of a new series of cumulative preferred stock, convertible into Minerals Stock. The cumulative convertible preferred stock, which is attributable to the Minerals Group, pays an annual cumulative dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefore, when, as and if declared by the Board, which commenced March 1, 1994, and bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon.

In July 1994, the Board authorized the repurchase from time to time of up to $15 million of the new series of cumulative convertible preferred stock. As of December 31, 1994, 8,350 shares at a total cost of $3.4 million were repurchased.

                                      ---
                                       47

--------------------------------------------------------------------------------

DIVIDENDS
The Board intends to declare and pay dividends on Minerals Stock based on the earnings, financial condition, cash flow and business requirements of the Minerals Group. Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its public debt and bank credit agreements, losses incurred by the Services Group could affect the Company's ability to pay dividends in respect of stock relating to the Minerals Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount as defined in the Company's Articles of Incorporation. At December 31, 1994, the Available Minerals Dividend Amount was at least $24.8 million.

In 1994, the Board declared and the Company paid cash dividends of 65 cents per share of Minerals Stock. On an equivalent basis, in 1993 the Company paid dividends of 62.04 cents per share of Minerals Stock.

Dividends paid on the cumulative convertible preferred stock, which commenced March 1, 1994, totaled $4.2 million for the year.

                                      ---
                                       48

             ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------------------------------------------------------------------------------
The Pittston Company and Subsidiaries
----------------------------------------------------
 STATEMENT  OF  MANAGEMENT  RESPONSIBILITY

The management of The Pittston Company (the 'Company') is responsible for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles. Management has also prepared the other information in the annual report and is responsible for its accuracy.

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

The Company's consolidated financial statements have been audited by KPMG Peat Marwick LLP, independent auditors. During the audit they review and make appropriate tests of accounting records and internal controls to the extent they consider necessary to express an opinion on the Company's consolidated financial statements.

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

----------------------------------------------------
 INDEPENDENT  AUDITORS'  REPORT

The Board of Directors and Shareholders
The Pittston Company

We have audited the accompanying consolidated balance sheets of The Pittston Company and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Pittston Company and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP
Stamford, Connecticut
January 25, 1995

                                     ---
                                      49

The Pittston Company and Subsidiaries

----------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

                                                                                           December 31
(Dollars in thousands, except per share amounts)                                          1994              1993
----------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                                            $  42,318            32,412
Short-term investments                                                                  25,162            22,946
Accounts receivable:
 Trade (Note 3)                                                                        361,361           283,942
 Other                                                                                  31,165            28,641
----------------------------------------------------------------------------------------------------------------
                                                                                       392,526           312,583
 Less estimated amount uncollectible                                                    15,734            16,040
----------------------------------------------------------------------------------------------------------------
                                                                                       376,792           296,543
Coal inventory                                                                          25,518            18,649
Other inventory                                                                          8,635             5,506
----------------------------------------------------------------------------------------------------------------
                                                                                        34,153            24,155
Prepaid expenses                                                                        27,700            27,493
Deferred income taxes (Note 6)                                                          55,850            53,642
----------------------------------------------------------------------------------------------------------------
Total current assets                                                                   561,975           457,191

Property, plant and equipment, at cost (Note 4)                                        840,494           782,354
 Less accumulated depreciation, depletion and amortization                             394,660           412,533
----------------------------------------------------------------------------------------------------------------
                                                                                       445,834           369,821
Intangibles, net of amortization (Notes 5 and 10)                                      329,441           215,042
Deferred pension assets (Note 13)                                                      118,953           117,066
Deferred income taxes (Note 6)                                                          84,214            59,846
Other assets                                                                           197,361           142,535
----------------------------------------------------------------------------------------------------------------
Total assets                                                                        $1,737,778         1,361,501
----------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                                                                $  13,323             9,546
Current maturities of long-term debt (Note 7)                                           13,748             7,908
Accounts payable                                                                       252,615           182,276
Accrued liabilities:
 Taxes                                                                                  44,654            43,769
 Workers' compensation and other claims                                                 41,771            42,397
 Miscellaneous                                                                         208,359           151,548
----------------------------------------------------------------------------------------------------------------
                                                                                       294,784           237,714
----------------------------------------------------------------------------------------------------------------
Total current liabilities                                                              574,470           437,444

Long-term debt, less current maturities (Note 7)                                       138,071            58,388
Postretirement benefits other than pensions (Note 13)                                  218,738           212,218
Workers' compensation and other claims                                                 138,793           127,545
Deferred income taxes (Note 6)                                                          19,036            15,847
Other liabilities                                                                      200,855           156,547
Commitments and contingent liabilities (Notes 7, 11, 12, 13, 17 and 18)
Shareholders' equity (Notes 1, 7, 8 and 9):
Preferred stock, par value $10 per share, Authorized: 2,000,000 shares
 $31.25 Series C Cumulative Preferred Stock, Issued: 1994 -- 152,650                     1,526                --
Pittston Services Group common stock, par value $1 per share:
 Authorized: 100,000,000 shares
 Issued: 1994 -- 41,594,845 shares; 1993 -- 41,429,455 shares                           41,595            41,429
Pittston Minerals Group common stock, par value $1 per share:
 Authorized: 20,000,000 shares
 Issued: 1994 -- 8,389,622 shares; 1993 -- 8,280,619 shares                              8,390             8,281
Capital in excess of par value                                                         420,470           354,911
Retained earnings                                                                      107,739            98,290
Equity adjustment from foreign currency translation                                    (14,276)          (18,381)
Employee benefits trust, at market value (Note 9)                                     (117,629)         (131,018)
----------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                             447,815           353,512
----------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                          $1,737,778         1,361,501
----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                     ---

The Pittston Company and Subsidiaries

-----------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                          Year Ended December 31
(In thousands, except per share amounts)                                   1994       1993       1992
-----------------------------------------------------------------------------------------------------
Net sales                                                            $  794,998    687,089    657,871
Operating revenues                                                    1,872,277  1,569,032  1,415,170
-----------------------------------------------------------------------------------------------------
Net sales and operating revenues                                      2,667,275  2,256,121  2,073,041
-----------------------------------------------------------------------------------------------------
Costs and expenses:
Cost of sales                                                           771,586    645,679    604,319
Operating expenses                                                    1,542,080  1,299,541  1,187,229
Selling, general and administrative expenses                            244,330    226,125    222,234
Restructuring and other charges, including litigation accrual (Note
 14)                                                                     90,806     78,633         --
Pension credit (Note 13)                                                     --         --    (11,130)
------------------------------------------------------------------------------------------------------
Total costs and expenses                                              2,648,802  2,249,978  2,002,652
------------------------------------------------------------------------------------------------------
Other operating income (Note 15)                                         24,400     19,956     19,103
------------------------------------------------------------------------------------------------------
Operating profit                                                         42,873     26,099     89,492
Interest income                                                           2,513      2,839      3,235
Interest expense                                                        (11,489)   (10,173)   (11,087)
Other income (expense), net (Note 15)                                    (5,572)    (4,611)    (4,034)
------------------------------------------------------------------------------------------------------
Income before income taxes                                               28,325     14,154     77,606
Provision for income taxes (Note 6)                                       1,428          8     28,519
------------------------------------------------------------------------------------------------------
Net income                                                               26,897     14,146     49,087
Preferred stock dividends                                                (3,998)        --         --
------------------------------------------------------------------------------------------------------
Net income attributed to common shares                              $    22,899     14,146     49,087
------------------------------------------------------------------------------------------------------

Pittston Services Group (Note 1):
Net income attributed to common shares                              $    79,845     47,126     27,277
------------------------------------------------------------------------------------------------------
Net income per common share                                         $      2.11       1.28        .74
------------------------------------------------------------------------------------------------------
Average common shares outstanding                                        37,784     36,907     37,081

Pittston Minerals Group (Note 1):
Net income (loss) attributed to common shares                       $   (56,946)   (32,980)    21,810
------------------------------------------------------------------------------------------------------
Net income (loss) per common share                                  $     (7.50)     (4.47)      2.94
------------------------------------------------------------------------------------------------------
Average common shares outstanding                                         7,594      7,381      7,416

See accompanying notes to consolidated financial statements.

                                     ---

The Pittston Company and Subsidiaries

---------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years Ended December 31, 1994, 1993
and 1992                                             Pittston    Pittston                               Equity
                                           $31.25    Services    Minerals                           Adjustment
                                         Series C       Group       Group  Capital in                     from
                                        Cumulative     Common      Common   Excess of                  Foreign    Employee
(In thousands, except per share         Preferred       Stock       Stock   Par Value    Retained     Currency    Benefits
amounts)                                    Stock    (Note 1)    (Note 1)    (Note 1)    Earnings  Translation       Trust
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1991               $   --      37,317       7,463     221,369      59,523       (9,157)         --
Net income                                     --          --          --          --      49,087           --          --
Stock options exercised (Note 8)               --         113          23       1,336          --           --          --
Employee benefit plan (Note 13)                --          71          14         817          --           --          --
Employee benefits trust (Note 9)               --       4,000         800      49,700          --           --     (54,500)
Foreign currency translation
 adjustment                                    --          --          --          --          --       (4,905)         --
Remeasurement of employee benefits
 trust                                         --          --          --       4,963          --           --      (4,963)
Shares released from employee benefits
 trust to employee benefit plan (Note
 9)                                            --          --          --          (7)         --           --         691
Retirement of stock under share
 repurchase programs (Note 9)                  --        (968)       (193)     (8,764)     (3,108)          --          --
Cash dividends declared -- Pittston
 Services Group $.1515 per share and
 Pittston Minerals Group $.4924 per
 share (Note 1)                                --          --          --          --      (9,262)          --          --
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1992                   --      40,533       8,107     269,414      96,240      (14,062)    (58,772)
Net income                                     --          --          --          --      14,146           --          --
Stock options exercised (Note 8)               --         971         208      13,578          --           --          --
Tax benefit of stock options exercised
 (Note 6)                                      --          --          --       2,121          --           --          --
Foreign currency translation
 adjustment                                    --          --          --          --          --       (4,319)         --
Remeasurement of employee benefits
 trust                                         --          --          --      73,907          --           --     (73,907)
Shares released from employee benefits
 trust to employee benefit plan (Note
 9)                                            --          --          --          (2)         --           --       1,661
Retirement of stock under share
 repurchase programs (Note 9)                  --         (75)        (34)       (944)       (458)          --          --
Costs of Services Stock Proposal (Note
 9)                                            --          --          --      (3,163)         --           --          --
Cash dividends declared -- Pittston
 Services Group $.1909 per share and
 Pittston Minerals Group $.6204 per
 share (Note 1)                                --          --          --          --     (11,638)          --          --
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1993                   --      41,429       8,281     354,911      98,290      (18,381)   (131,018)
Net income                                     --          --          --          --      26,897           --          --
Issuance of $31.25 Series C Cumulative
 Preferred Stock, net of cash expenses
 (Note 9)                                   1,610          --          --      75,472          --           --          --
Stock options exercised (Note 8)               --         422         129       6,781          --           --          --
Tax benefit of stock options exercised
 (Note 6)                                      --          --          --       2,936          --           --          --
Foreign currency translation
 adjustment                                    --          --          --          --          --        4,105          --
Remeasurement of employee benefits
 trust                                         --          --          --     (10,449)         --           --      10,449
Shares released from employee benefits
 trust to employee benefit plan (Note
 9)                                            --          --          --        (309)         --           --       2,940
Retirement of stock under share
 repurchase programs (Note 9)                 (84)       (256)        (20)     (8,877)       (718)          --          --
Costs of Services Stock Proposal (Note
 9)                                            --          --          --          (4)         --           --          --
Conversion of 9.2% debentures                  --          --          --           9          --           --          --
Cash dividends declared -- Pittston
 Services Group $.20 per share,
 Pittston Minerals Group $.65 per
 share and Series C Preferred Stock
 $27.09 per share                              --          --          --          --     (16,730)          --          --
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994               $1,526      41,595       8,390     420,470     107,739      (14,276)   (117,629)
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                     ---

The Pittston Company and Subsidiaries
------------------------------------------------------------------------------
 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Year Ended December 31
(In thousands)                                                              1994             1993             1992
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                              $ 26,897           14,146           49,087
Adjustments to reconcile net income to net cash provided by
 operating activities:
 Noncash charges and other write-offs                                     46,793           10,857            3,147
 Depreciation, depletion and amortization                                101,856           77,565           70,424
 Provision (credit) for deferred income taxes                            (17,777)         (29,435)           9,063
 Credit for pensions, noncurrent                                          (1,128)          (2,596)         (15,161)
 Provision for uncollectible accounts receivable                           4,532            6,880            4,058
 Equity in earnings of unconsolidated affiliates, net of dividends
  received                                                                (1,432)          (4,205)          (4,989)
 Gain on sale of leveraged leases                                             --               --           (2,341)
 Gain on sale of property, plant and equipment                            (3,569)          (5,472)            (915)
 Other operating, net                                                      3,491            3,904            3,485
 Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
  Increase in accounts receivable                                        (85,734)         (20,715)         (20,139)
  Decrease (increase) in inventories                                      (4,184)           6,507            4,034
  Decrease (increase) in prepaid expenses                                 (2,849)          (2,795)             443
  Increase in accounts payable and accrued liabilities                    75,915           20,458           46,157
  Decrease (increase) in other assets                                      5,374           (3,969)           2,036
  Increase (decrease) in workers' compensation and other claims,
  noncurrent                                                               6,605          (17,213)         (16,705)
  Increase (decrease) in other liabilities                               (15,283)          66,339           (6,593)
  Other, net                                                                (178)            (342)            (275)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                139,329          119,914          124,816
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                              (106,312)         (97,779)        (100,575)
Proceeds from disposal of property, plant and equipment                    7,622            4,620            5,848
Acquisitions, net of cash acquired, and related contingency
 payments                                                               (163,262)          (1,435)         (52,560)
Proceeds from leveraged leases                                                --               --           13,707
Other, net                                                                 5,431            8,569           (2,435)
-------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                   (256,521)         (86,025)        (136,015)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                                        117,332            4,136           30,916
Reductions of debt                                                       (48,257)         (34,385)          (9,608)
Repurchase of stock of the Company                                        (9,955)          (1,511)         (13,033)
Proceeds from exercise of stock options                                    7,332           14,757            1,472
Dividends paid                                                           (16,709)         (11,638)          (9,262)
Proceeds from sale of stock to SIP                                            --              264               --
Costs of Services Stock Proposal                                              (4)          (3,163)              --
Preferred stock issuance, net of cash expenses                            77,359             (277)              --
-------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                         127,098          (31,817)             485
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                       9,906            2,072          (10,714)
Cash and cash equivalents at beginning of year                            32,412           30,340           41,054
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                $ 42,318           32,412           30,340
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                     ---
                                      53

The Pittston Company and Subsidiaries
--------------------------------------------------------------------------------
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:
On July 26, 1993, the shareholders of The Pittston Company (the 'Company') approved the Services Stock Proposal, as described in Note 9, resulting in the reclassification of the Company's common stock into shares of Pittston Services Group Common Stock ('Services Stock') on a share-for-share basis. In addition, a second class of common stock, designated as Pittston Minerals Group Common Stock ('Minerals Stock') was distributed on a basis of one-fifth of one share of Minerals Stock for each share of the Company's previous common stock. The Pittston Services Group (the 'Services Group') consists of the Burlington Air Express Inc. ('Burlington'), Brink's, Incorporated ('Brink's') and Brink's Home Security, Inc. ('BHS') operations of the Company. The Pittston Minerals Group (the 'Minerals Group') consists of the Coal and Mineral Ventures operations of the Company. The approval of the Services Stock Proposal did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. The Company prepares separate financial statements for the Minerals and Services Groups in addition to consolidated financial information of the Company.

Due to the reclassification of the Company's common stock, all stock and per share data in the accompanying financial statements for the periods prior to the reclassification have been restated to reflect the reclassification. The primary impacts of this restatement are as follows:

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

                                      ---
                                       54

--------------------------------------------------------------------------------

Subscriber installation costs for home security systems provided by BHS are capitalized and depreciated over the estimated life of the assets and are included in machinery and equipment. The standard security system that is installed remains the property of BHS and is capitalized at the cost to bring the revenue producing asset to its intended use. When an installation is identified for disconnect, the remaining net book value of the installation is fully written-off and charged to depreciation expense.

INTANGIBLES:
The excess of cost over fair value of net assets of companies acquired is amortized on a straight-line basis over the estimated periods benefited.

The Company evaluates the carrying value of intangibles and the periods of amortization to determine whether events and circumstances warrant revised estimates of asset value or useful lives. The Company annually assesses the recoverability of the excess of cost over net assets acquired by determining whether the amortization of the asset balance over its remaining life can be recovered through projected undiscounted future operating cash flows. Evaluation of asset value as well as periods of amortization are performed on a disaggregated basis at each of the Company's operating units.

COAL SUPPLY CONTRACTS:
Coal supply contracts consist of contracts to supply coal to customers at certain negotiated prices over a period of time, which have been acquired from other coal companies, and are stated at cost at the time of acquisition, which approximates fair market value. The capitalized cost of such contracts is amortized over the term of the contract on the basis of tons of coal sold under the contract.

INCOME TAXES:
Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, 'Accounting for Income Taxes', which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

PNEUMOCONIOSIS (BLACK LUNG) EXPENSE:
The Company acts as self-insurer with respect to almost all black lung benefits. Provision is made for estimated benefits in accordance with annual actuarial reports prepared by outside actuaries. The excess of the present value of expected future benefits over the accumulated book reserves is recognized over the amortization period as a level percentage of payroll. Cumulative actuarial gains or losses are calculated periodically and amortized on a straight-line basis. Assumptions used in the calculation of the actuarial present value of black lung benefits are based on actual retirement experience of the Company's coal employees, black lung claims incidence for active miners, actual dependent information, industry turnover rates, actual medical and legal cost experience and projected inflation rates. As of December 31, 1994 and 1993, the accrued value of estimated future black lung benefits discounted at 6% was approximately $62,824 and $61,067, respectively, and are included in workers' compensation and other claims. The December 31, 1994 balance included $4,643 related to the purchase of Addington Resources, Inc. (Note 10). Based on actuarial data, the Company charged to operations $201 in 1994, $438 in 1993 and $1,029 in 1992. In addition, the Company accrued additional expenses for black lung benefits related to federal and state assessments, legal and administration expenses and other self insurance costs. These amounted to $2,472 in 1994, $2,887 in 1993 and $2,073 in 1992.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:
Postretirement benefits other than pensions are accounted for in accordance with Statement of Financial Accounting Standards No. 106, 'Employers' Accounting for Postretirement Benefits Other Than Pensions', which requires employers to accrue the cost of such retirement benefits during the employees' service with the Company.

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

                                      ---
                                       55

--------------------------------------------------------------------------------

A portion of the Company's financial results is derived from activities in several foreign countries, each with a local currency other than the U.S. dollar. Because the financial results of the Company are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. However, the Company's international activity is not concentrated in any single currency, which reduces the risks of foreign currency rate fluctuations.

FINANCIAL INSTRUMENTS:
The Company uses foreign currency forward contracts to hedge risk of changes in foreign currency rates associated with certain transactions denominated in various currencies. Realized and unrealized gains and losses on these contracts, designated and effective as hedges, are deferred and recognized as part of the specific transaction hedged.

The Company also utilizes other financial instruments to protect against adverse price movements in gold, which the Company produces, and jet fuel products, which the Company consumes as well as interest rate changes on certain variable rate obligations. Gains and losses on these contracts, designated and effective as hedges, are deferred and recognized as part of the transaction hedged.

REVENUE RECOGNITION:
Coal -- Coal sales are generally recognized when coal is loaded onto transportation vehicles for shipment to customers. For domestic sales, this generally occurs when coal is loaded onto railcars at mine locations. For export sales, this generally occurs when coal is loaded onto marine vessels at terminal facilities.

Mineral Ventures -- Gold sales are recognized when products are shipped to a refinery. Settlement adjustments arising from final determination of weights and assays are reflected in sales when received.

Burlington -- Revenues related to transportation services are recognized, together with related transportation costs, on the date shipments physically depart from facilities en route to destination locations.

Brink's -- Revenues are recognized when services are performed.

BHS -- Monitoring revenues are recognized when earned and amounts paid in advance are deferred and recognized as income over the applicable monitoring period, which is generally one year or less. Revenues from the sale of equipment, excluding equipment which is part of the standard package security system, are recognized, together with related costs, upon completion of the installation. Connection fee revenues are recognized to the extent of direct selling costs incurred and expensed. Connection fee revenues in excess of direct selling costs are deferred and recognized as income on a straight-line basis over ten years.

NET INCOME PER COMMON SHARE:
Net income per common share for Services Stock is computed by dividing the net income for the Services Group by the weighted average number of shares outstanding during the period. The potential dilution from the exercise of stock options is not material. The assumed conversion of the 9.2% convertible subordinated debentures in 1993 and 1992 was not included since its effect was antidilutive.

The computation of primary earnings per share for Minerals Stock is based on the weighted average number of outstanding common shares divided into net income for the Minerals Group less preferred stock dividends. The computation of fully diluted earnings per common share for Minerals Stock assumes the conversion of the $31.25 Series C Cumulative Preferred Stock (issued in 1994) and additional shares assuming the exercise of stock options (antidilutive in the primary calculation) divided into net income for the Minerals Group. For 1994 and 1993, the loss per share, assuming full dilution, is considered to be the same as primary since the effect of common stock equivalents and the preferred stock conversion would be antidilutive.

The shares of Services Stock and Minerals Stock held in The Pittston Company Employee Benefits Trust (Note 9) are evaluated for inclusion in the calculations of net income per common share under the treasury stock method and had no dilutive effect.

2. FINANCIAL INSTRUMENTS

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and trade receivables. The Company places its cash and cash equivalents and short-term investments with high credit qualified financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with

                                      ---
                                       56

--------------------------------------------------------------------------------

respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different industries and geographic areas.

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

OFF-BALANCE SHEET INSTRUMENTS
The Company enters into various off-balance sheet financial instruments, as discussed below, to hedge its foreign currency and other market exposures. The risk that counterparties to such instruments may be unable to perform is minimized by limiting the counterparties to major financial institutions. The Company does not expect any losses due to such counterparty default.

Foreign currency forward contracts -- The Company enters into foreign currency forward contracts with a duration of 30 to 60 days as a hedge against transactions denominated in various currencies. These contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the liabilities being hedged. At December 31, 1994, the total notional value of foreign currency forward contracts outstanding was $7,390. As of such date, the fair value of foreign currency forward contracts was not significant.

Gold contracts -- In order to protect itself against downward movements in gold prices, the Company hedges a portion of its recoverable proved and probable reserves primarily through forward sales contracts. At December 31, 1994, 60,056 ounces of gold, representing approximately 30% of the Company's recoverable proved and probable reserves, were sold forward under forward sales contracts with a total notional value of $24,679. Because only a portion of its future production is currently sold forward, the Company can take advantage of increases, if any, in the spot price of gold. At December 31, 1994, the fair value of the Company's forward sales contracts was not significant.

Fuel contracts -- The Company has hedged a portion of its jet fuel requirements through a swap contract. At December 31, 1994, the notional value of the jet fuel swap, aggregating 12.5 million gallons, through March 31, 1995 was $6,488. In addition, the Company has entered into several commodity options transactions that are intended to protect against significant increases in jet fuel prices. These transactions, aggregate 23.3 million gallons with a notional value of $15,840 and are applicable throughout 1995 in amounts ranging from 3.5 million gallons per month in the first quarter of 1995 to 2.1 million gallons per month in the fourth quarter of 1995. The Company has also entered into a collar transaction, applicable to 7.2 million gallons that provides for a minimum and maximum per gallon price. This transaction is settled monthly based upon the average of the high and low prices during each period.

The fair value of these fuel hedge transactions may fluctuate over the course of the contract period due to changes in the supply and demand for oil and refined products. Thus, the economic gain or loss, if any, upon settlement of the contracts may differ from the fair value of the contracts at an interim date. At December 31, 1994, the fair value of these contracts was not significant.

Interest rate contracts -- In connection with the aircraft leasing by Burlington in 1993, the Company entered into interest rate cap agreements. These agreements have a notional amount of $60,000 and cap the Company's interest rate on certain aircraft leases at 8.5% through April 1, 1996. As discussed further in Note 7, in 1994, the Company entered into a variable to fixed interest rate swap agreement. The fair value of these contracts was $1,759 at December 31, 1994.

3. ACCOUNTS RECEIVABLE -- TRADE

For each of the years in the three-year period ended December 31, 1994, the Company maintained agreements with financial institutions whereby it had the right to sell certain coal receivables to those institutions. Certain agreements contained provisions for sales with recourse and other agreements had limited recourse. All agreements have since expired. No receivables were sold in 1994. In 1993 and 1992 total coal receivables of approximately $16,143 and $65,231, respectively, were sold under such agreements. As of December 31, 1994 and 1993, there were no receivables sold which remained to be collected.

                                      ---
                                       57

--------------------------------------------------------------------------------

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost consists of the following:

                                                   December 31
                                              1994        1993
-----------------------------------------------------------------
Bituminous coal lands                     $102,392     118,944
Land, other than coal lands                 29,914      11,212
Buildings                                   45,344      40,838
Machinery and equipment                    662,844     611,360
-----------------------------------------------------------------
                                          $840,494     782,354
-----------------------------------------------------------------

The estimated useful lives for property, plant and equipment are as follows:

                                                    Years
-----------------------------------------------------------------
Buildings                                         3 to 25
Machinery and equipment                           2 to 20

Depreciation and depletion of property, plant and equipment aggregated $74,270 in 1994, $63,953 in 1993 and $57,291 in 1992.

Capitalized mine development costs totaled $11,908 in 1994, $2,181 in 1993 and $18,487 in 1992.

Changes in capitalized subscriber installation costs for home security systems were as follows:

                                       1994        1993        1992
--------------------------------------------------------------------
Capitalized subscriber installation
 costs -- beginning of year         $65,785      54,668      44,842
Capitalized cost of security system
 installations                       32,309      23,972      20,694
Capitalized cost of security systems
 acquired                                --          --        (143)
Depreciation, including amounts
 recognized to fully depreciate
 capitalized costs for installations
 disconnected during the year       (16,649)    (12,855)    (10,725)
--------------------------------------------------------------------
Capitalized subscriber installation
 costs -- end of year               $81,445      65,785      54,668
--------------------------------------------------------------------

New subscribers were 75,200 in 1994, 59,700 in 1993 and 51,300 in 1992.

As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security system installations. This change in accounting principle is preferable because it more accurately reflects subscriber installation costs. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel (in the amount of $2,645 in 1994, $2,567 in 1993 and $2,327 in 1992) and costs incurred in maintaining facilities and vehicles dedicated to the installation process (in the amount of $1,492 in 1994, $1,484 in 1993 and $1,994 in 1992). The effect of this change in accounting principle was to increase operating profit of the consolidated group and the BHS segment in 1994, 1993 and 1992 by $4,137, $4,051 and $4,321, respectively, and net income of the Company and the Services Group in 1994, 1993 and 1992 by $2,486, $2,435 and $2,596, respectively, or by $.07 per share in each year. Prior to January 1, 1992, the records needed to identify such costs were not available. Thus, it was impossible to accurately calculate the effect on retained earnings as of January 1, 1992. However, the Company believes the effect on retained earnings as of January 1, 1992, was immaterial.

Because capitalized subscriber installation costs for prior periods were not adjusted for the change in accounting principle, installation costs for subscribers in those years will continue to be depreciated based on the lesser amounts capitalized in prior periods. Consequently, depreciation of capitalized subscriber installation costs in the current year and until such capitalized costs prior to January 1, 1992, are fully depreciated will be less than if such prior periods' capitalized costs had been adjusted for the change in accounting. However, the Company believes the effect on net income in 1994, 1993 and 1992 was immaterial.

5. INTANGIBLES

Intangibles consist entirely of the excess of cost over fair value of net assets of companies acquired and are net of accumulated amortization of $75,649 at December 31, 1994, and $65,738 at December 31, 1993. The estimated useful life of intangibles is generally forty years. Amortization of intangibles aggregated $9,686 in 1994, $7,126 in 1993 and $7,184 in 1992.

6. INCOME TAXES

The provision (credit) for income taxes consists of the following:

                             U.S.
                          Federal     Foreign      State       Total
---------------------------------------------------------------------
1994:
Current                  $  7,563       5,956      5,686      19,205
Deferred                  (20,238)      2,696       (235)    (17,777)
---------------------------------------------------------------------
Total                    $(12,675)      8,652      5,451       1,428
---------------------------------------------------------------------
1993:
Current                  $ 16,385       9,705      3,353      29,443
Deferred                  (20,719)     (7,939)      (777)    (29,435)
---------------------------------------------------------------------
Total                    $ (4,334)      1,766      2,576           8
---------------------------------------------------------------------
1992:
Current                  $ 12,643       2,640      4,173      19,456
Deferred                    8,675         583       (195)      9,063
---------------------------------------------------------------------
Total                    $ 21,318       3,223      3,978      28,519
---------------------------------------------------------------------

                                      ---
                                       58

--------------------------------------------------------------------------------

The significant components of the deferred tax expense (benefit) were as follows:

                                        1994        1993       1992
--------------------------------------------------------------------
Deferred tax expense (benefit),
 exclusive of the components
 listed below                       $(16,869)    (33,157)     8,209
Investment tax credit
 carryforwards                            --          --      8,978
Net operating loss carryforwards        (393)      1,793       (654)
Alternative minimum tax credits        1,147       4,826     (9,814)
Change in the valuation allowance
 for deferred tax assets              (1,662)     (1,397)     2,344
Adjustment to deferred tax assets
 and liabilities for the change in
 the U.S. Federal tax rate                --      (1,500)        --
--------------------------------------------------------------------
                                    $(17,777)    (29,435)     9,063
--------------------------------------------------------------------

The tax benefit for compensation expense related to the exercise of certain employee stock options for tax purposes in excess of compensation expense for financial reporting purposes is recognized as an adjustment to shareholders' equity.

The components of the net deferred tax asset as of December 31, 1994 and December 31, 1993 were as follows:

                                              1994        1993
---------------------------------------------------------------
Deferred tax assets:
Accounts receivable                       $  5,522       5,630
Postretirement benefits other than
 pensions                                   94,430      93,341
Workers' compensation and other claims      58,285      60,007
Other liabilities and reserves             104,382      85,002
Miscellaneous                                9,975      10,595
Net operating loss carryforwards             8,692       8,299
Alternative minimum tax credits             30,884      30,774
Valuation allowance                         (8,193)     (9,855)
---------------------------------------------------------------
Total deferred tax asset                   303,977     283,793
---------------------------------------------------------------
Deferred tax liabilities:
Property, plant and equipment               55,095      62,391
Pension assets                              47,159      45,566
Other assets                                 4,217       4,955
Investments in foreign affiliates           11,965      13,044
Miscellaneous                               64,513      60,286
---------------------------------------------------------------
Total deferred tax liability               182,949     186,242
---------------------------------------------------------------
Net deferred tax asset                    $121,028      97,551
---------------------------------------------------------------

The valuation allowance relates to deferred tax assets in certain foreign and state jurisdictions.

Based on the Company's historical and expected taxable earnings, management believes it is more likely than not that the Company will realize the benefit of the existing deferred tax asset at December 31, 1994.

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% in 1994 and 1993 and 34% in 1992 to the income (loss) before income taxes.

                                            Year Ended December 31
                                        1994       1993       1992
-------------------------------------------------------------------
Income (loss) before income taxes:
United States                       $(16,517)    (7,329)    58,053
Foreign                               44,842     21,483     19,553
-------------------------------------------------------------------
                                    $ 28,325     14,154     77,606
-------------------------------------------------------------------
Tax provision computed
 at statutory rate                  $  9,914      4,954     26,386
Increases (reductions)
 in taxes due to:
Percentage depletion                  (9,313)    (7,598)    (5,033)
State income taxes
 (net of federal tax benefit)          5,043      1,924      2,064
Goodwill amortization                  2,437      3,055      2,229
Difference between total taxes
 on foreign income and the
 U.S. federal statutory rate          (6,111)      (118)    (1,254)
Change in the valuation
 allowance for deferred tax assets    (1,662)    (1,397)     2,344
Adjustment to deferred tax
 assets and liabilities for the
 change
 in the U.S. Federal
 tax rate                                 --     (1,500)        --
Miscellaneous                          1,120        688      1,783
-------------------------------------------------------------------
Actual tax provision                $  1,428          8     28,519
-------------------------------------------------------------------

It is the policy of the Company to accrue deferred income taxes on temporary differences related to the financial statement carrying amounts and tax bases of investments in foreign subsidiaries and affiliates which are expected to reverse in the foreseeable future. As of December 31, 1994 and December 31, 1993 the unrecognized deferred tax liability for temporary differences of approximately $56,697 and $43,640, respectively, related to investments in foreign subsidiaries and affiliates that are essentially permanent in nature and not expected to reverse in the foreseeable future was approximately $19,844 and $15,274, respectively.

The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Such returns have been audited and settled with the Internal Revenue Service through the year 1981.

As of December 31, 1994, the Company had $30,884 of alternative minimum tax credits available to offset future U.S. federal income taxes and, under current tax law, the carryforward period for such credits is unlimited.

                                      ---
                                       59

--------------------------------------------------------------------------------

The tax benefit of net operating loss carryforwards as at December 31, 1994 was $8,692 and related to various state and foreign taxing jurisdictions. The expiration periods primarily range from 5 to 15 years.

7. LONG-TERM DEBT

Consists of the following:

                                             As of December 31
                                              1994        1993
---------------------------------------------------------------
Senior obligations:
U.S. dollar term loan due 1999
 (year end rate 6.48% in 1994)            $100,000          --
Revolving credit notes due 1999
 (5.75% in 1994)                             9,400          --
U.S. dollar term loan due 1996 to 1997
 (6.50% in 1994 and 3.81% in 1993)           3,451       5,321
Canadian dollar term loan due 1999
 (6.19% in 1994)                             2,852          --
Dutch guilder term loan due 1995
 (6.69% in 1993)                                --       1,250
U.S. dollar term loan due 1995
 (4.06% in 1993)                                --       1,714
Revolving credit notes (year end
 rate 3.53% in 1993)                            --       2,100
All other                                    2,562       2,629
---------------------------------------------------------------
                                           118,265      13,014
---------------------------------------------------------------
Subordinated obligations:
4% subordinated debentures
 due 1997                                   14,648      14,648
9.20% convertible subordinated
 debentures due 2004                            --      27,811
---------------------------------------------------------------
                                            14,648      42,459
---------------------------------------------------------------
Obligations under capital leases
 (average rates 9.08% in 1994 and
 9.62% in 1993)                              5,158       2,915
---------------------------------------------------------------
Total long-term debt, less current
 maturities                               $138,071      58,388
---------------------------------------------------------------

For the four years through December 31, 1999, minimum repayments of long-term debt outstanding are as follows:

                   1996    $  5,769
                   1997      17,744
                   1998       1,175
                   1999     112,641

In 1994, the Company entered into a standard three year variable to fixed interest rate swap agreement. This agreement fixed the Company's interest rate at 5% on current borrowings of $40,000 in principal. The principal amount to which the 5% interest rate applies declines periodically throughout the term of the agreement.

In March 1994, the Company entered into a $350,000 credit agreement with a syndicate of banks (the 'New Facility'), replacing the Company's previously existing $250,000 of revolving credit agreements. The New Facility includes a $100,000 five-year term loan, which matures in March 1999. The New Facility also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250,000 until March 1999. Interest on borrowings under the New Facility is payable at rates based on prime, certificate of deposit, Eurodollar or money market rates.

The Dutch guilder loan to Brink's bears interest based on a Euroguilder rate, or if converted to a U.S. dollar loan based on prime, Eurodollar or money market rates. In January 1992, a portion of the guilder loan was converted into a U.S. dollar loan. The U.S. dollar term loan due 1996 to 1997 to Brink's bears interest based on the Eurodollar rate.

The Canadian dollar term loan to a wholly owned indirect subsidiary of Burlington bears interest based on Canadian prime or Bankers' Acceptance rates, or if converted to a U.S. dollar loan based on Eurodollar or Federal Funds rates. The loan is guaranteed by the Company.

Under the terms of the loans, Brink's and Burlington have agreed to various restrictions relating to net worth, disposition of assets and incurrence of additional debt.

The 4% subordinated debentures due July 1, 1997, are exchangeable only for cash, at the rate of $157.80 per $1,000 debenture. The debentures are redeemable at the Company's option, in whole or in part, at any time prior to maturity, at redemption prices equal to 100% of principal amount.

On April 15, 1994, the Company redeemed all of the 9.2% convertible subordinated debentures due July 1, 2004, at a premium of $767. The premium has been included in the Consolidated Statement of Operations in 'Other income (expense), net'.

Various international subsidiaries maintain lines of credit and overdraft facilities aggregating approximately $75,000 with a number of banks on either a secured or unsecured basis.

Under the terms of some of its debt instruments, the Company has agreed to various restrictions relating to the payment of dividends, the repurchase of capital stock, the maintenance of consolidated net worth, and the amount of additional funded debt which may be incurred. Allowable restricted payments for dividends and stock repurchases aggregated $175,486 at December 31, 1994.

                                      ---
                                       60

--------------------------------------------------------------------------------

At December 31, 1994, the Company had outstanding unsecured letters of credit totalling $81,450 primarily supporting the Company's obligations under its various self-insurance programs.

8. STOCK OPTIONS

The Company grants options under its 1988 Stock Option Plan (the '1988 Plan') to executives and key employees and under its Non-Employee Directors' Stock Option Plan (the 'Non-Employee Plan') to outside directors to purchase common stock at a price not less than 100% of quoted market value at date of grant. As part of the Services Stock Proposal (Note 9), the 1988 and Non-Employee Plans were amended to permit option grants to be made to optionees with respect to either Services Stock or Minerals Stock, or both.

The Company's 1979 Stock Option Plan (the '1979 Plan') and 1985 Stock Option Plan (the '1985 Plan') terminated in 1985 and 1988, respectively, except as to options still outstanding.

At the Effective Date of the Services Stock Proposal a total of 2,228,225 shares of common stock were subject to options outstanding under the 1988 Plan, the Non-Employee Plan, the 1979 Plan and the 1985 Plan. Pursuant to antidilution provisions in the option agreements covering such options, the Company converted these options into options for shares of Services Stock or Minerals Stock, or both, depending primarily on the employment status and responsibilities of the particular optionee. In the case of optionees having Company-wide responsibilities, each outstanding option was converted into an option for Services Stock and an option for Minerals Stock, in the same ratio as the distribution on the Effective Date of Minerals Stock to shareholders of the Company, viz., one share to one-fifth of a share, with any resultant fractional share of Minerals Stock rounded downward to the nearest whole number of shares. In the case of other optionees, each outstanding option was converted into a new option for only Services Stock or Minerals Stock, as the case may be, following the Effective Date. As a result, 2,167,247 shares of Services Stock and 507,698 shares of Minerals Stock were subject to options outstanding as of the Effective Date.

The table below summarizes the activity in all plans.

                                                         Aggregate
                                             No. of         Option
                                             Shares          Price
-------------------------------------------------------------------
THE PITTSTON COMPANY COMMON STOCK OPTIONS:
Granted:
1993                                         17,500        $   294
1992                                        758,300         11,706
Became exercisable:
1993                                        468,250          7,749
1992                                        320,009          5,367
Exercised:
1993                                        377,191          5,379
1992                                        113,347          1,472

PITTSTON SERVICES GROUP COMMON STOCK OPTIONS:
Outstanding:
12/31/94                                  1,990,197         38,401
12/31/93                                  2,378,804         42,680
Granted:
1994                                         73,000          2,018
1993                                        829,000         22,080
Became exercisable:
1994                                        421,030          7,593
1993                                         21,008            273
Exercised:
1994                                        421,302          5,567
1993                                        594,129          7,638

PITTSTON MINERALS GROUP COMMON STOCK OPTIONS:
Outstanding:
12/31/94                                    507,323          9,571
12/31/93                                    623,498         11,023
Granted:
1994                                         23,000            431
1993                                        252,000          6,094
Became exercisable:
1994                                        108,259          1,978
1993                                          3,575             50
Exercised:
1994                                        128,667          1,765
1993                                        134,528          1,738

At December 31, 1994, a total of 1,121,047 shares of Services Stock and 271,815 shares of Minerals Stock were exercisable. In addition, there were 3,634,470 shares of Services Stock and 725,323 shares of Minerals Stock reserved for issuance under the plans, including 1,644,273 shares of Services Stock and 218,000 shares of Minerals Stock reserved for future grant.

                                      ---
                                       61

--------------------------------------------------------------------------------

9. CAPITAL STOCK

On July 26, 1993 (the 'Effective Date'), the shareholders of the Company approved the Services Stock Proposal, as described in the Company's proxy statement dated June 24, 1993, resulting in the reclassification of the Company's common stock. The outstanding shares of Company common stock were redesignated as Services Stock on a share-for-share basis and a second class of common stock, designated as Minerals Stock, was distributed on the basis of one-fifth of one share of Minerals Stock for each share of the Company's previous common stock held by shareholders of record on July 26, 1993. Minerals Stock and Services Stock are designed to provide shareholders with separate securities reflecting the performance of the Minerals Group and the Services Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting either Group.

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

In July 1993, the Board of Directors authorized a new share repurchase program under which up to 1,250,000 shares of Services Stock and 250,000 shares of Minerals Stock may be repurchased from time to time in the open market or in private transactions, as conditions warrant, not to exceed an aggregate purchase price of $43,000. Through December 31, 1994, a total of 256,100 shares of Services Stock were repurchased at a total cost of $6,188, all of which were repurchased in 1994. Through December 31, 1994, a total of 38,500 shares of Minerals Stock were repurchased at a total cost of $808, of which 19,700 shares were acquired in 1994 at a total cost of $401. The program to acquire shares in the open market remains in effect in 1995.

The Company has authority to issue up to 2,000,000 shares of preferred stock, par value $10 per share. In January 1994, the Company issued 161,000 shares of its $31.25 Series C Cumulative Convertible Preferred Stock, par value $10 per share (the 'Convertible Preferred Stock'). The Convertible Preferred Stock pays an annual cumulative dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefore, when, as and if declared by the Board of Directors of the Company, and bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon. Each share of the Convertible Preferred Stock is convertible at the option of the holder at any time, unless previously redeemed or, under

                                      ---
                                       62

--------------------------------------------------------------------------------

certain circumstances, called for redemption, into shares of Minerals Stock at a conversion price of $32.175 per share of Minerals Stock, subject to adjustment in certain circumstances. Except under certain circumstances, the Convertible Preferred Stock is not redeemable prior to February 1, 1997. On and after such date, the Company may at its option, redeem the Convertible Preferred Stock, in whole or in part, for cash initially at a price of $521.875 per share, and thereafter at prices declining ratably annually on each February 1 to an amount equal to $500.00 per share on and after February 1, 2004, plus in each case an amount equal to accrued and unpaid dividends on the date of redemption. Except under certain circumstances or as prescribed by Virginia law, shares of the Convertible Preferred Stock are nonvoting. Other than the Convertible Preferred Stock no shares of preferred stock are presently issued or outstanding.

In July 1994, the Board of Directors of the Company authorized the repurchase from time to time of up to $15,000 of Convertible Preferred Stock. As of December 31, 1994, 8,350 shares at a total cost of $3,366 have been repurchased. The program to acquire shares remains in effect in 1995.

Under a Shareholder Rights Plan adopted by the Company's Board of Directors in 1987 and amended in December 1988, rights to purchase a new Series A Participating Cumulative Preferred Stock (the 'Series A Preferred Stock') of the Company were distributed as a dividend at the rate of one right for each share of the Company's common stock. Pursuant to the Services Stock Proposal, the Shareholders Rights Plan was amended and restated to reflect the change in the capital structure of the Company. Each existing right was amended to become a Pittston Services Group right (a 'Services Right'). Holders of Minerals Stock received one Pittston Minerals Group right (a 'Minerals Right') for each outstanding share of Minerals Stock. Each Services Right, if and when it becomes exercisable, will entitle the holder to purchase one-thousandth of a share of Series A Preferred Stock at a purchase price of $40, subject to adjustment. Each Minerals Right, if and when it becomes exercisable, will entitle the holder to purchase one-thousandth of a share of Series B Participating Cumulative Preferred Stock (the 'Series B Preferred Stock') at a purchase price of $40, subject to adjustment. Each fractional share of Series A Preferred Stock and Series B Preferred Stock will be entitled to participate in dividends and to vote on an equivalent basis with one whole share of Services Stock and Minerals Stock, respectively. Each right will not be exercisable until ten days after a third party acquires 20% or more of the total voting rights of all outstanding Services Stock and Minerals Stock or ten days after commencement of a tender offer or exchange offer by a third party for 30% or more of the total voting rights of all outstanding Services Stock and Minerals Stock. If after the rights become exercisable, the Company is acquired in a merger or other business combination, each right will entitle the holder to purchase, for the purchase price, common stock of the surviving or acquiring company having a market value of twice the purchase price. In the event a third party acquires 30% or more of all outstanding Services Stock and Minerals Stock or engages in one or more 'self dealing' transactions with the Company, the rights will entitle each holder to purchase, at the purchase price, that number of fractional shares of Series A Preferred Stock and Series B Preferred Stock equivalent to the number of shares of common stock which at the time of the triggering event would have a market value of twice the purchase price. The rights may be redeemed by the Company at a price of $.01 per right and expire on September 25, 1997.

The Company's Articles of Incorporation limits dividends on Minerals Stock to the lesser of (i) all funds of the Company legally available therefore (as prescribed by Virginia law) and (ii) the Available Minerals Dividend Amount (as defined in the Articles of Incorporation). At December 31, 1994, the Available Minerals Dividend Amount was at least $24,788. Dividends on Minerals Stock are also restricted by covenants in the Company's public indentures and bank credit agreements (Note 7).

In December 1992, the Company formed The Pittston Company Employee Benefits Trust (the 'Trust') to hold shares of its common stock to fund obligations under certain employee benefit programs. Upon formation of the Trust, the Company sold for a promissory note of the Trust, 4,000,000 new shares of its common stock to the Trust at a price equal to the fair value of the stock on the date of sale. Upon approval of the Services Stock Proposal, 3,871,826 shares in the Trust were redesignated as Services Stock and 774,365 shares of Minerals Stock were distributed to the Trust. At December 31, 1994, 3,778,565 shares of Services Stock (3,853,778 in 1993) and 723,218 (770,301 in 1993) shares of Minerals Stock remained in the Trust, valued at market. These shares will be voted by the trustee in the same proportion as those voted by the Company's employees participating in the Company's Savings Investment Plan. The fair market value of the shares is included in each issue of common stock and capital in excess of par and, in total, as a reduction to common shareholders' equity in the Company's consolidated balance sheet.

                                      ---
                                       63

--------------------------------------------------------------------------------

10. ACQUISITIONS

During 1994, a wholly owned indirect subsidiary of the Company completed the acquisition of substantially all of the coal mining operations and coal sales contracts of Addington Resources, Inc. for $157,324. The acquisition has been accounted for as a purchase; accordingly, the purchase price has been allocated to the underlying assets and liabilities based on their respective estimated fair value at the date of acquisition. The fair value of assets acquired was $173,959 and liabilities assumed was $138,518. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was $121,883 and is being amortized over a period of forty years.

The acquisition was financed by the issuance of $80,500 of Convertible Preferred Stock (Note 9) and additional borrowing under existing credit facilities. In March 1994, the additional debt incurred for this acquisition was refinanced with a portion of the proceeds from the five-year term loan (Note 7).

The following pro forma results, however, assume that the acquisition and related financing had occurred at the beginning of 1993. The unaudited pro forma data below are not necessarily indicative of the results that would have occurred if the transaction was in effect for the year ended December 31, 1993, nor are they indicative of the future results of operations of the Company.

                                                      Pro Forma
                                                    (Unaudited)
                                                     Year Ended
                                                    December 31
                                                           1993
----------------------------------------------------------------
Net sales and operating revenues                     $2,527,720
----------------------------------------------------------------
Net income                                           $   29,769
----------------------------------------------------------------

PITTSTON SERVICES GROUP:
Net income attributed to common shares               $   47,126
----------------------------------------------------------------
Net income per common share                          $     1.28
----------------------------------------------------------------
Average common shares outstanding                        36,907
----------------------------------------------------------------
PITTSTON MINERALS GROUP:
Net loss attributed to common shares                 $  (22,388)
----------------------------------------------------------------
Net loss per common share                            $    (3.03)
----------------------------------------------------------------
Average common shares outstanding                         7,381
----------------------------------------------------------------

In addition, during 1994, the Company acquired several small businesses and made a contingent payment related to an acquisition made in a prior year. Total consideration paid was $5,938.

During 1993, the Company acquired one small business and made installment and contingency payments related to other acquisitions made in prior years. The total consideration paid was $1,435.

During 1992, the Company acquired several businesses for an aggregate purchase price of $47,800 including debt and installment payments to be made of $2,864. The fair value of assets acquired was $50,858 and liabilities assumed was $3,058. In addition, the Company made cash payments of $7,624 in the aggregate for an equity investment and contingency payments for acquisitions made in prior years.

The acquisitions in 1993 and 1992 have been accounted for as purchases and the purchase price for each acquisition was essentially equal to the fair value of assets acquired.

In 1994, 1993 and 1992 the results of operations of the acquired companies have been included in the Company's results of operations from their date of acquisition.

11. COAL JOINT VENTURE

The Company, through a wholly owned indirect subsidiary, entered into a partnership agreement in 1982 with four other coal companies to construct and operate coal port facilities in Newport News, Virginia, in the Port of Hampton Roads (the 'Facilities'). The Facilities commenced operations in 1984, and now have an annual throughput capacity of 22 million tons, with a ground storage capacity of approximately 2 million tons. The Company initially had an indirect 25% interest in the partnership, DTA. Initial financing of the Facilities was accomplished through the issuance of $135,000 principal amount of revenue bonds by the Peninsula Ports Authority of Virginia (the 'Authority'), which is a political subdivision of the Commonwealth of Virginia. In 1987, the original revenue bonds were refinanced by the issuance of $132,800 of coal terminal revenue refunding bonds of which two series of these bonds in the aggregate principal amount of $33,200 were attributable to the Company. In 1990, the Company acquired an additional indirect 7 1/2% interest in the DTA partnership, increasing its ownership to 32 1/2%. With the increase in ownership, $9,960 of the remaining four additional series of the revenue refunding bonds of $99,600 became attributable to the Company. In November 1992, all bonds attributable to the Company were refinanced with the issuance of a new series of coal terminal revenue refunding bonds in the aggregate

                                      ---
                                       64

--------------------------------------------------------------------------------

principal amount of $43,160. The new series of bonds bear a fixed interest rate of 7 3/8%. The Authority owns the Facilities and leases them to DTA for the life of the bonds, which mature on June 1, 2020. DTA may purchase the Facilities for $1 at the end of the lease term. The obligations of the partners are several, and not joint.

Under loan agreements with the Authority, DTA is obligated to make payments sufficient to provide for the timely payment of the principal of and interest on the bonds of the new series. Under a throughput and handling agreement, the Company has agreed to make payments to DTA that in the aggregate will provide DTA with sufficient funds to make the payments due under the loan agreements and to pay the Company's share of the operating costs of the Facilities. The Company has also unconditionally guaranteed the payment of the principal of and premium, if any, and the interest on the new series of bonds. Payments for operating costs aggregated $7,173 in 1994, $7,949 in 1993 and $6,819 in 1992. The Company has the right to use 32 1/2% of the throughput and storage capacity of the Facilities subject to user rights of third parties which pay the Company a fee. The Company pays throughput and storage charges based on actual usage at per ton rates determined by DTA.

12. LEASES

The Company and its subsidiaries lease aircraft, facilities, vehicles, computers and coal mining and other equipment under long-term operating leases with varying terms, and most of the leases contain renewal and/or purchase options. As of December 31, 1994, aggregate future minimum lease payments under noncancellable operating leases were as follows:

                                                  Equipment
                      Aircraft     Facilities       & Other        Total
-------------------------------------------------------------------------
1995                 $  30,237         31,652        35,977       97,866
1996                    22,641         25,286        24,962       72,889
1997                    20,983         21,727        17,678       60,388
1998                     4,815         18,619        11,164       34,598
1999                        --         14,886         4,420       19,306
2000                        --         13,052         1,657       14,709
2001                        --         10,334           694       11,028
2002                        --          8,545           419        8,964
2003                        --          7,797           418        8,215
2004                        --          7,384           417        7,801
Later Years                 --         58,987         3,716       62,703
-------------------------------------------------------------------------
                     $  78,676        218,269       101,522      398,467
-------------------------------------------------------------------------

These amounts are net of aggregate future minimum noncancellable sublease rentals of $6,161.

A wholly-owned subsidiary of the Company entered into two transactions covering various leases which provided for the replacement of eight B707 aircraft with seven DC8-71 aircraft and completed an evaluation of other fleet related costs. One transaction, representing four aircraft, was reflected in the 1993 financial statements, while the other transaction, covering the remaining three aircraft, was reflected in the 1992 financial statements. The net effect of these transactions did not have a material impact on operating profit for either year.

Rent expense amounted to $110,414 in 1994, $91,439 in 1993 and $84,365 in 1992
and is net of sublease rentals of $800, $862 and $1,488, respectively.

The Company incurred capital lease obligations of $3,152 in 1994, $1,601 in 1993 and $2,316 in 1992. In addition, in 1994 the Company assumed capital lease obligations of $16,210 as part of the Addington Resources, Inc. acquisition (Note 10). As of December 31, 1994, the Company's obligations under capital leases were not significant.

13. EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries maintain several noncontributory defined benefit pension plans covering substantially all nonunion employees who meet certain minimum requirements. Benefits of most of the plans are based on salary and years of service. The Company's policy is to fund the actuarially determined amounts necessary to provide assets sufficient to meet the benefits to be paid to plan participants in accordance with applicable regulations. The net pension expense (credit) for 1994, 1993 and 1992 for all plans is as follows:

                                              Year Ended December 31
                                        1994        1993        1992
---------------------------------------------------------------------
Service cost -- benefits
 earned during year                 $ 12,169       9,680       9,185
Interest cost on projected
 benefit obligation                   19,781      19,098      17,593
Loss (return) on assets -- actual        576     (46,089)    (31,144)
(Loss) return on assets -- deferred  (33,601)     16,154       1,935
Other amortization, net                1,441        (440)    (11,669)
---------------------------------------------------------------------
Net pension expense (credit)        $    366      (1,597)    (14,100)
---------------------------------------------------------------------

                                      ---
                                       65

--------------------------------------------------------------------------------

The assumptions used in determining the net pension expense (credit) for the Company's major pension plan were as follows:

                                          1994     1993     1992
-----------------------------------------------------------------
Interest cost on projected benefit
 obligation                               7.5%     9.0%     9.0%
Expected long-term rate of return on
 assets                                  10.0%    10.0%    10.0%
Rate of increase in compensation levels   4.0%     5.0%     5.0%

The funded status and prepaid pension expense at December 31, 1994 and 1993 for all plans are as follows:

                                             1994        1993
--------------------------------------------------------------
Actuarial present value of
 accumulated benefit obligation:
Vested                                   $198,510     214,017
Nonvested                                  12,652      11,867
--------------------------------------------------------------
                                          211,162     225,884
Benefits attributable to projected
salaries                                   33,777      46,979
--------------------------------------------------------------
Projected benefit obligation              244,939     272,863
Plan assets at fair value                 339,973     351,021
--------------------------------------------------------------
Excess of plan assets over projected
 benefit obligation                        95,034      78,158
Unamortized initial net asset              (4,499)     (5,505)
Unrecognized experience loss               24,247      40,715
Unrecognized prior service cost             1,963       2,149
--------------------------------------------------------------
Net pension assets                        116,745     115,517
Current pension liability                   2,208       1,549
--------------------------------------------------------------
Deferred pension asset per balance sheet $118,953     117,066
--------------------------------------------------------------

For the valuation of pension obligations and the calculation of the funded status, the discount rate was 8.75% in 1994 and 7.5% in 1993. The expected long-term rate of return on assets was 10% in both years. The rate of increase in compensation levels used was 4% in 1994 and 1993.

The unrecognized initial net asset at January 1, 1986 (January 1, 1989 for certain foreign pension plans), the date of adoption of Statement of Financial Accounting Standards No. 87, has been amortized over the estimated remaining average service life of the employees. As of December 31, 1994, approximately 70% of plan assets were invested in equity securities and 30% in fixed income securities.

Under the 1990 collective bargaining agreement with the United Mine Workers of America ('UMWA'), the Company has made payments, based on hours worked, into an escrow account established for the benefit of union employees (Note 17). The total amount accrued and escrowed by the Company's coal operations under this agreement as at December 31, 1994 and 1993, was $23,120 and $21,064, respectively. The amount escrowed and accrued is included in 'Short-term investments' and 'Miscellaneous accrued liabilities'.

The Company and its subsidiaries also provide certain postretirement health care and life insurance benefits for eligible active and retired employees in the United States and Canada.

For the years 1994, 1993 and 1992, the components of periodic expense for these postretirement benefits were as follows:

                                           Year Ended December 31
                                       1994       1993       1992
-----------------------------------------------------------------
Service cost -- benefits earned
 during year                        $ 2,446      2,695      2,379
Interest cost on accumulated
 postretirement benefit obligation   21,429     21,485     19,576
Amortization of (gains) losses        2,804        393         (6)
-----------------------------------------------------------------
Total expense                       $26,679     24,573     21,949
-----------------------------------------------------------------

Interest costs on the accumulated postretirement benefit obligation were based upon rates of 7.5% in 1994 and 9% in 1993 and 1992.

At December 31, 1994 and 1993, the actuarial and recorded liabilities for these postretirement benefits, none of which have been funded, were as follows:

                                             1994        1993
--------------------------------------------------------------
Accumulated postretirement
 benefit obligation:
Retirees                                 $217,307     202,473
Fully eligible active plan participants    22,203      45,913
Other active plan participants             19,449      42,957
--------------------------------------------------------------
                                          258,959     291,343
Unrecognized experience loss              (22,928)    (63,495)
--------------------------------------------------------------
Liability included on the balance sheet   236,031     227,848
Less current portion                       17,293      15,630
--------------------------------------------------------------
Noncurrent liability for postretirement
 health care and life insurance benefits $218,738     212,218
--------------------------------------------------------------

The accumulated postretirement benefit obligation was determined using the unit credit method and an assumed discount rate of 8.75% in 1994 and 7.5% in 1993. The assumed health care cost trend rate used in 1994 was 10% for pre-65 retirees, grading down to 5% in the year 2001. For post-65 retirees, the assumed trend rate in 1994 was 8%, grading down to 5% in the year 2001. The assumed medicare cost trend rate used in 1994 was 7%, grading down to 5% in the year 2001.

A percentage point increase each year in the health care cost trend rate used would have resulted in a $2,820 increase in the aggregate service and interest components of expense for the year 1994, and a $40,986 increase in the accumulated postretirement benefit obligation at December 31, 1994.

The Company also sponsors a Savings-Investment Plan to assist eligible employees in providing for retirement or other future financial needs. Employee contributions are matched at rates of

                                      ---
                                       66

--------------------------------------------------------------------------------

50% to 125% up to 5% of compensation (subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended). Contribution expense under the plan aggregated $5,848 in 1994, $5,381 in 1993 and $5,391 in 1992.

In May 1994, the Company's shareholders approved the Employee Stock Purchase Plan effective July 1, 1994. Eligible employees may elect to purchase shares of Minerals Stock and Services Stock at the lower of 85% of the fair market value as of specified dates. Under this plan employees purchased 11,843 shares of Minerals Stock for $187 and 26,444 shares of Services Stock for $590.

The Company sponsors several other defined contribution benefit plans based on hours worked, tons produced or other measurable factors. Contributions under all of these plans aggregated $1,026 in 1994 and $918 in 1993 and 1992.

In October 1992, the Coal Industry Retiree Health Benefit Act of 1992 (the 'Health Benefit Act') was enacted as part of the Energy Policy Act of 1992. The Health Benefit Act established rules for the payment of future health care benefits for thousands of retired union mine workers and their dependents. Part of the burden for these payments was shifted by the Health Benefit Act from certain coal producers, which had a contractual obligation to fund such payments, to producers such as the Company which have collective bargaining agreements with the UMWA that do not require such payments and to numerous other companies which are no longer in the coal business. The Health Benefit Act established a trust fund to which 'signatory operators' and 'related persons', including the Company and certain of its coal subsidiaries (the 'Pittston Companies') are obligated to pay annual premiums for assigned beneficiaries, together with a pro rata share for certain beneficiaries who never worked for such employers ('unassigned beneficiaries'), in amounts determined by the Secretary of Health and Human Services on the basis set forth in the Health Benefit Act. For 1993 and 1994, this liability (on a pre-tax basis) was approximately $9,100 and $11,000, respectively. The Company believes that the annual liability under the Health Benefit Act for the Pittston Companies' assigned beneficiaries will continue in the $10,000 to $11,000 range for the next eight years and should begin to decline thereafter as the number of such assigned beneficiaries decreases.

Based on the number of beneficiaries actually assigned by the Social Security Administration, the Company estimates the aggregate pre-tax liability relating to the Pittston Companies' assigned beneficiaries at approximately $250,000, which when discounted at 8.75% provides a present value estimate of approximately $100,000.

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

14. RESTRUCTURING AND OTHER CHARGES, INCLUDING LITIGATION ACCRUAL

The market for metallurgical coal, for most of the past fifteen years, has been characterized by weak demand from primary steel producers and intense competition from foreign coal producers, especially those in Australia and Canada. Metallurgical coal sales contracts typically are subject to annual price negotiations, which increase the risk of market forces. As a result of the continuing long-term decline in the metallurgical coal markets, which was further evidenced by significant price reductions in early 1994, the Coal operations accelerated its strategy of decreasing its exposure to these markets. After a review of the economic viability of the remaining metallurgical coal assets in early 1994, management determined that four underground mines were no longer economically viable and should be closed resulting in significant economic impairment to three related preparation plants. In addition, it was determined that one surface steam coal mine, the Heartland mine, which provided coal to Alabama Power Company under a long-term sales agreement, would be closed due to rising costs caused by unfavorable geological conditions.

As a result of these decisions, the Company incurred a pre-tax charge of $90,806 in 1994 ($58,116 after tax) which included a reduction in the carrying value of these assets and related accruals for mine closure costs. These charges included asset write-downs of $46,487 which reduced the book carrying value of such assets to what management believes to be their net realizable value based on either estimated sales or leasing of such property to unrelated third parties. In addition, the charges included $3,836 for required lease payments owed to lessors for machinery and equipment that would be idled as a result of the mine and facility closures. The charges also

                                      ---
                                       67

--------------------------------------------------------------------------------

included $19,290 for mine and plant closure costs which represented estimates for reclamation and other environmental costs to be incurred to bring the properties in compliance with federal and state mining and environmental laws. This accrual was required due to the premature closing of the mines. The accrual also included $21,193 in contractually or statutorily required employee severance and other benefit costs associated with termination of employees at these facilities and costs associated with inactive employees at these facilities. Such employee benefits included severance payments, medical insurance, workers' compensation and other benefits and have been calculated in accordance with contractually (collective bargaining agreements signed by certain coal subsidiaries included in the Company) and legally required employee severance and other benefits.

Of the four underground mines, one has ceased coal production, while the remaining three mines are expected to cease coal production in 1995. In 1994 the Company reached agreement with Alabama Power Company to transfer the coal sales contract serviced by the Heartland mine to another location in West Virginia. The Heartland mine ceased coal production during 1994 and final reclamation and environmental work is in process. At the beginning of 1994, there were approximately 750 employees involved in operations at these facilities and other administrative support. Employment at these facilities has been reduced by 52% to approximately 360 employees.

Although coal production has or will cease at the mines contemplated in the accrual, the Company will incur reclamation and environmental costs for several years to bring these properties into compliance with federal and state environmental laws. In addition, employee termination and medical costs will continue to be incurred for several years after the facilities have been closed. The significant portion of these employee liabilities is for statutorily provided workers' compensation costs for inactive employees. Such benefits include indemnity and medical payments as required under state workers' compensation laws. The long payment periods are based on continued, and in some cases, lifetime indemnity and medical payments to injured former employees and their surviving spouses. Management believes that the charges incurred in 1994 should be sufficient to provide for these future costs and does not anticipate material additional future charges to operating earnings for these facilities, although continual cash funding will be required over the next several years.

In 1993 the Company incurred a pre-tax charge of $78,633 ($48,897 after tax) relating to mine closing costs including employee benefit costs and certain other noncash charges, together with previously reported litigation (the 'Evergreen Case') brought against the Company and a number of its coal subsidiaries by the trustees of certain pension and benefit trust funds established under collective bargaining agreements with the UMWA (Note 17). These charges impacted Coal and Mineral Ventures operating profit in the amount of $70,713 and $7,920, respectively.

The charge in the Mineral Ventures segment in 1993, related to the write-down of the Company's investment in the Uley graphite mine in Australia. Although reserve drilling of the Uley property indicates substantial graphite deposits, processing difficulties, depressed graphite prices which remained significantly below the level prevailing at the start of the project and an analysis of various technical and marketing conditions affecting the project resulted in the determination that the assets had been impaired and that loss recognition was appropriate. The charge included asset write-downs of $7,496, which reduced the carrying value of such assets to zero.

The following table analyzes the changes in liabilities during the last three years for facility closure costs recorded as restructuring and other charges:

                                                Employee
                                     Mine   Termination,
                        Leased        and        Medical
                     Machinery      Plant            and
                           and    Closure      Severance
                     Equipment      Costs          Costs    Total
-----------------------------------------------------------------
Balance as of January
 1, 1993 (a)            $1,146     35,499         35,413   72,058
Additions                2,782      1,598          6,267   10,647
Payments (b)               836      8,663          7,463   16,962
-----------------------------------------------------------------
Balance as of
 December
 31, 1993                3,092     28,434         34,217   65,743
Additions                3,836     19,290         21,193   44,319
Payments (c)             3,141      9,468         12,038   24,647
-----------------------------------------------------------------
Balance as of
 December
 31, 1994               $3,787     38,256         43,372   85,415
-----------------------------------------------------------------

(a) These amounts represent the remaining liabilities for facility closure costs recorded as restructuring and other charges in prior years. The original charges included $2,312 for leased machinery and equipment, $50,645 principally for incremental facility closing costs, including reclamation and $47,841 for employee benefit costs, primarily workers' compensation, which will continue to be paid for several years.

(b) These amounts represent total cash payments made during the year for liabilities recorded in prior years.

(c) These amounts represent total cash payments made during the year for these charges. Of the total payments made, $8,672 was for liabilities recorded in years prior to 1993, $5,822 was for liabilities recorded in 1993 and $10,153 was for liabilities recorded in 1994.

                                      ---
                                       68

--------------------------------------------------------------------------------

During the next twelve months, expected cash funding of these charges is approximately $21,000. Management estimates that the remaining liability for leased machinery and equipment will be fully paid over the next two years. The liability for mine and plant closure costs is expected to be satisfied over the next ten years of which approximately 70% is expected to be paid over the first three years. The liability for employee related costs, which is primarily workers' compensation, is estimated to be 70% settled over the next five years with the balance paid during the following five to ten years.

15. OTHER INCOME AND EXPENSE

Other operating income includes the Company's share of net income of unconsolidated affiliated companies which are carried on the equity method, royalty income and gains on sales of assets.

Amounts presented include the accounts of the following equity affiliates:

                                                       Ownership
                                            At December 31, 1994
-----------------------------------------------------------------
Servicio Pan Americano De Proteccion, S.A. (Mexico)        20.0%
Brink's Panama, S.A.                                       49.0%
Brink's De Colombia S.A.                                   46.5%
Brink's S.A. (France)                                      38.0%
Brink's Schenker, GmbH (Germany)                           50.0%
Brink's Securmark S.p.A. (Italy)                           24.5%
Security Services (Brink's Jordan), W.L.L.                 45.0%
Brink's-Allied Limited (Ireland)                           50.0%
Brink's Ayra India Private Limited                         40.0%
Brink's Pakistan (Pvt.) Limited                            49.0%
Brink's (Thailand) Ltd.                                    40.0%
Brink's Taiwan Limited                                     50.0%
Burlington International Forwarding Ltd. (Taiwan)          33.3%
Mining Project Investors Limited (Australia)               34.2%
MPI Gold (USA)                                             34.2%

The following table presents summarized financial information of these companies.

                                1994       1993       1992
----------------------------------------------------------
Revenues                    $833,056    727,697    696,840
Gross profit                 154,608    147,778    127,987
Net income                    23,503     26,530     31,396
The Company's
 share of net income        $  6,336      7,503      7,996
----------------------------------------------------------
Current assets              $180,868    196,480
Noncurrent assets            299,338    230,939
Current liabilities          145,549    155,572
Noncurrent liabilities       160,876    108,286
Net equity                  $173,781    163,561

Undistributed earnings of such companies included in consolidated retained earnings approximated $40,536 at December 31, 1994.

Other income (expense), net included a gain aggregating $2,341 in 1992 from the sale of investments in leveraged leases, which increased the Minerals Group's net income by $.37 per share in 1992.

16. SEGMENT INFORMATION

Net sales and operating revenues by geographic area are as follows:

                                           Year Ended December 31
                                 1994          1993          1992
-----------------------------------------------------------------
United States:
Domestic customers         $1,508,457     1,197,629     1,058,677
Export customers in
 Europe                       262,866       246,505       249,778
Export customers in
 Japan                         92,040        98,808       109,095
Other export customers        216,925       226,627       226,485
-----------------------------------------------------------------
                            2,080,288     1,769,569     1,644,035
Europe                        248,268       209,257       216,674
Other foreign                 389,712       321,892       255,781
Eliminations                  (50,993)      (44,597)      (43,449)
-----------------------------------------------------------------
                           $2,667,275     2,256,121     2,073,041
-----------------------------------------------------------------

Segment operating profit by geographic area is as follows:

                                           Year Ended December 31
                                 1994          1993          1992
-----------------------------------------------------------------
United States                 $21,506        11,601        68,000
Europe                         14,200        16,096        16,180
Other foreign                  23,343        15,134        11,292
-----------------------------------------------------------------
                              $59,049        42,831        95,472
-----------------------------------------------------------------

Identifiable assets by geographic area are as follows:

                                                As of December 31
                                 1994          1993          1992
-----------------------------------------------------------------
United States              $1,252,057       945,122       919,845
Europe                        174,817       140,375       147,652
Other foreign                 214,257       189,199       184,318
-----------------------------------------------------------------
                           $1,641,131     1,274,696     1,251,815
-----------------------------------------------------------------

Segment operating profit includes restructuring and other charges, including litigation accrual aggregating $90,806 in 1994, all of which is included in the United States and $78,633 in 1993, of which $70,713 is included in United States and $7,920 is included in other foreign (Note 14).

                                      ---
                                       69

--------------------------------------------------------------------------------

Industry segment information is as follows:

                                           Year Ended December 31
                                 1994          1993          1992
-----------------------------------------------------------------
REVENUES:
Burlington                 $1,215,284       998,079       900,347
Brink's                       547,046       481,904       444,018
BHS                           109,947        89,049        70,805
Coal                          779,504       672,244       657,871
Mineral Ventures               15,494        14,845            --
-----------------------------------------------------------------
Consolidated revenues      $2,667,275     2,256,121     2,073,041
-----------------------------------------------------------------

OPERATING PROFIT (LOSS):
Burlington                 $   69,224        37,971        15,118
Brink's (a)                    39,710        35,008        30,354
BHS (b)                        32,432        26,400        16,451
Coal (c)                      (83,451)      (48,246)       36,905
Mineral Ventures (c)            1,134        (8,302)       (3,356)
-----------------------------------------------------------------
Segment operating profit
 (loss)                        59,049        42,831        95,472
General Corporate expense     (16,176)      (16,732)      (17,110)
Pension credit                     --            --        11,130
-----------------------------------------------------------------
Consolidated operating
 profit (loss)             $   42,873        26,099        89,492
-----------------------------------------------------------------

(a) Includes equity in net income of unconsolidated foreign affiliates of $6,048 in 1994, $6,895 in 1993 and $8,133 in 1992 (Note 15).

(b) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations to more accurately reflect subscriber installation costs. The effect of this change in accounting principle was to increase operating profit by $4,137 in 1994, $4,051 in 1993 and $4,321 in 1992 (Note 4).

(c) Operating profit (loss) of the Coal segment includes restructuring and other charges, including litigation accrual of $90,806 in 1994 and $70,713 in 1993 (Note 14). Operating loss of the Mineral Ventures segment includes restructuring and other charges of $7,920 in 1993 (Note 14).

CAPITAL EXPENDITURES:
Burlington                 $   24,701        21,544        14,412
Brink's                        23,963        22,209        22,461
BHS                            34,071        26,409        22,855
Coal                           25,016        15,499        48,945
Mineral Ventures                2,514         2,690         6,526
General Corporate                 209           110           206
-----------------------------------------------------------------
Consolidated capital
 expenditures              $  110,474        88,461       115,405
-----------------------------------------------------------------

DEPRECIATION, DEPLETION AND AMORTIZATION:
Burlington                 $   17,209        15,250        14,379
Brink's                        20,553        20,150        20,531
BHS                            17,817        14,357        12,215
Coal                           44,731        25,679        22,961
Mineral Ventures                1,202         1,779             3
General Corporate                 344           350           335
-----------------------------------------------------------------
Consolidated depreciation,
 depletion and
 amortization              $  101,856        77,565        70,424
-----------------------------------------------------------------

                                                As of December 31
                                 1994          1993          1992
-----------------------------------------------------------------
ASSETS:
Burlington                 $  472,440       418,694       406,459
Brink's                       297,816       267,229       246,648
BHS                            87,372        72,609        65,781
Coal                          761,827       499,494       513,340
Mineral Ventures               21,676        16,670        19,587
-----------------------------------------------------------------
Identifiable assets         1,641,131     1,274,696     1,251,815
General Corporate
 (primarily cash,
 investments, advances and
 deferred pension assets)      96,647        86,805        70,473
-----------------------------------------------------------------
Consolidated assets        $1,737,778     1,361,501     1,322,288
-----------------------------------------------------------------

17. LITIGATION

In 1988, the trustees of certain pension and benefit trust funds established under collective bargaining agreements with the UMWA brought an action (the 'Evergreen Case') against the Company and a number of its coal subsidiaries in the United States District Court for the District of Columbia, claiming that the defendants are obligated to contribute to such trust funds in accordance with the provisions of the 1988 and subsequent National Bituminous Coal Wage Agreements, to which neither the Company nor any of its subsidiaries is a signatory. In January 1992, the Court issued an order granting summary judgment in favor of the trustees on the issue of liability, which was thereafter affirmed by the Court of Appeals. In June 1993 the United States Supreme Court denied a petition for a writ of certiorari. The case has been remanded to District Court, and damage and other issues remain to be decided. In September 1993, the Company filed a motion seeking relief from the District Court's grant of summary judgment based on, among other things, the Company's allegation that plaintiffs improperly withheld evidence that directly refutes plaintiffs' representations to the District Court and the Court of Appeals in this case. In December 1993, that motion was denied. On May 23, 1994, the trustees filed a Motion for Entry of Final Judgment seeking approximately $71,100 in delinquent contributions, interest and liquidated damages through May 31, 1994, plus approximately $17 additional interest and liquidated damages for each day between May 31, 1994 and the date final judgment is entered, plus on-going contributions to the 1974 Pension Plan. The Company has opposed this motion. There has been no decision on this motion or final judgment entered to date.

                                      ---
                                       70

--------------------------------------------------------------------------------

In furtherance of its ongoing effort to identify other available legal options for seeking relief from what it believes to be an erroneous finding of liability in the Evergreen Case, the Company has filed suit against the Bituminous Coal Operators Association ('BCOA') and others to hold them responsible for any damages sustained by the Company as a result of the Evergreen Case. Although the Company is continuing that effort, the Company, following the District Court's ruling in December 1993, recognized the potential liability that may result from an adverse judgment in the Evergreen Case (Notes 13 and 14). In any event, any final judgment in the Evergreen Case will be subject to appeal. In December 1994, the District Court ordered that the Evergreen Case, as well as related cases filed against other coal companies, and the BCOA case, be submitted to mediation before a federal judge in an effort to obtain a settlement. The mediation process is on going.

As a result of the Health Benefit Act (Note 13), there is no continuing liability in this case in respect of health benefit funding after February 1, 1993.

In April 1990, the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ('Tankport') in Jersey City, New Jersey, which operations were sold in 1983. Under the settlement agreement, the Company is obligated to pay 80% of the remediation costs. Based on data available to the Company and its environmental consultants, the Company estimates its portion of the cleanup costs on an undiscounted basis using existing technologies to be between $6,700 and $14,100 over a period of three to five years. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which the clean-up will be conducted. The clean-up estimates have been modified in light of certain regulatory changes promulgated in December 1994.

The Company commenced insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. Although the underwriters have disputed this claim, management and its legal counsel believe that recovery is probable of realization in the full amount of the claim. This conclusion is based upon, among other things, the nature of the pollution policies which were broadly designed to cover such contingent liabilities, the favorable state of the law in the State of New Jersey (whose laws have been found to control the interpretation of the policies), and numerous other factual considerations which support the Company's analysis of the insurance contracts and rebut the underwriters' defenses. Accordingly, there is no net liability in regard to the Tankport obligation.

18. COMMITMENTS

At December 31, 1994, the Company had contractual commitments to purchase coal which is primarily used to blend with Company mined coal. Based on the contract provisions these commitments are currently estimated to aggregate approximately $276,111 and expire from 1995 through 1998 as follows:

 1995                 $105,112
 1996                   89,219
 1997                   56,970
 1998                   24,810

-----------------------------------------------------------------
                      $276,111
-----------------------------------------------------------------


Purchases under the contracts were $53,097 in 1994, $81,069 in 1993 and $74,331 in 1992.

19. SUPPLEMENTAL CASH FLOW INFORMATION

For the years ended December 31, 1994, 1993 and 1992, cash payments for income taxes, net of refunds received, were $23,406, $30,237 and $6,129, respectively.

For the years ended December 31, 1994, 1993 and 1992, cash payments for interest were $12,104, $10,207 and $11,553, respectively.

In December 1993, the Company sold the majority of the assets of its captive mine supply company. Cash proceeds of $8,400 from the sale were received on January 2, 1994, and have been included in 'Cash flow from investing activities:
Other, net' in 1994.

                                      ---
                                       71

--------------------------------------------------------------------------------

During 1993, the Company sold a coal preparation plant and related interest in land, equipment and facilities for mineral reserves with a fair market value of $13,300 and cash of $10,700. The cash proceeds of $10,700 less $1,001 in expenses related to the transaction were included in 'Cash flow from investing activities: Other, net'.

20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Tabulated below are certain data for each quarter of 1994 and 1993.

                             1st         2nd         3rd         4th
---------------------------------------------------------------------
1994 QUARTERS:
Net sales and operating
 revenues               $587,795     659,500     693,854     726,126
Gross profit              51,770     100,521      98,823     102,495
Net income (loss)       $(63,568)     28,038      31,210      31,217

Per Pittston Services Group
 Common Share:
Net income              $    .28         .56         .66         .61

Per Pittston Minerals Group
 Common Share:
Net income (loss)
Primary                 $  (9.96)        .72         .74         .91
Fully diluted           $  (9.96)        .67         .61         .81

1993 QUARTERS:
Net sales and operating
 revenues               $531,748     554,659     569,438     600,276
Gross profit              64,476      74,537      82,925      88,963
Net income (loss)       $  8,156      14,140      21,245     (29,395)

Per Pittston Services Group
 Common Share:
Net income              $    .15         .30         .41         .41

Per Pittston Minerals Group
 Common Share:
Net income (loss)
Primary                 $    .38         .43         .80       (5.98)
Fully diluted           $    .37         .43         .79       (5.98)

Net loss in the first quarter of 1994 included restructuring and other charges of $58,116 (Note 14).

Net loss in the fourth quarter of 1993 included restructuring and other charges, including litigation accrual of $48,897 (Note 14).

                                      ---
                                       72

Pittston Services Group
-----------------------------------------------------------------
 STATEMENT  OF  MANAGEMENT  RESPONSIBILITY

The management of The Pittston Company (the 'Company') is responsible for preparing the accompanying financial statements and for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles. Management has also prepared the other information in the annual report and is responsible for its accuracy.

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

The accompanying financial statements have been audited by KPMG Peat Marwick LLP, independent auditors. During the audit they review and make appropriate tests of accounting records and internal controls to the extent they consider necessary to express an opinion on the Services Group's financial statements.

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


-----------------------------------------------------------------
 INDEPENDENT  AUDITORS'  REPORT

The Board of Directors and Shareholders
The Pittston Company

We have audited the accompanying balance sheets of the Pittston Services Group (as described in Note 1) as of December 31, 1994 and 1993, and the related statements of operations and cash flows for each of the years in the three-year period ended December 31, 1994. These financial statements are the responsibility of The Pittston Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements of Pittston Services Group present fairly, in all material respects, the financial position of Pittston Services Group as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

As more fully discussed in Note 1, the financial statements of Pittston Services Group should be read in connection with the audited consolidated financial statements of The Pittston Company and subsidiaries.



KPMG Peat Marwick LLP
Stamford, Connecticut
January 25, 1995

                                      ---
                                       73

Pittston Services Group
-------------------------------------------------------------------------------
 BALANCE SHEETS

                                                          December 31
(Dollars in thousands)                                     1994         1993
-------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                              $ 38,610       30,271
Short-term investments                                    2,041        1,881
Accounts receivable:
  Trade                                                 268,371      215,093
  Other                                                  13,352       10,217
----------------------------------------------------------------------------
                                                        281,723      225,310
  Less estimated amount uncollectible                    13,854       13,745
----------------------------------------------------------------------------
                                                        267,869      211,565
Receivable -- Pittston Minerals Group (Note 2)           32,170           --
Inventories                                               4,006        3,235
Prepaid expenses                                         16,311       19,258
Deferred income taxes (Note 7)                           25,325       22,919
----------------------------------------------------------------------------
Total current assets                                    386,332      289,129

Property, plant and equipment, at cost (Note 4)         460,094      395,162
  Less accumulated depreciation and amortization        234,722      207,086
----------------------------------------------------------------------------
                                                        225,372      188,076
Intangibles, net of amortization (Notes 5 and 10)       208,792      213,634
Deferred pension assets (Note 12)                        43,150       42,425
Deferred income taxes (Note 7)                            1,323          839
Other assets                                             75,707       72,838
----------------------------------------------------------------------------
Total assets                                           $940,676      806,941
----------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term borrowings                                  $ 13,323        9,546
Current maturities of long-term debt (Note 8)             6,194        7,878
Accounts payable                                        175,844      131,893
Payable -- Pittston Minerals Group (Note 2)                  --       19,098
Accrued liabilities:
  Taxes                                                  23,396       26,335
  Workers' compensation and other claims                 19,124       18,192
  Miscellaneous                                          95,035       68,766
----------------------------------------------------------------------------
                                                        137,555      113,293
----------------------------------------------------------------------------
Total current liabilities                               332,916      281,708

Long-term debt, less current maturities (Note 8)         49,896       58,109
Postretirement benefits other than pensions (Note
  12)                                                     5,761        4,802
Workers' compensation and other claims                    9,929        9,043
Deferred income taxes (Note 7)                           34,090       33,727
Payable -- Pittston Minerals Group (Note 2)              23,186       14,709
Other liabilities                                        28,487       26,474
Commitments and contingent liabilities (Notes 8,
  11, and 15)
Shareholder's equity (Note 3)                           456,411      378,369
----------------------------------------------------------------------------
Total liabilities and shareholder's equity             $940,676      806,941
----------------------------------------------------------------------------

See accompanying notes to financial statements.

                                      ---
                                       74

Pittston Services Group
--------------------------------------------------------------------------------
 STATEMENTS OF OPERATIONS

                                                                Year Ended December 31
(In thousands, except per share amounts)                   1994             1993             1992
-------------------------------------------------------------------------------------------------------------
Operating revenue                                    $1,872,277        1,569,032        1,415,170
-------------------------------------------------------------------------------------------------------------
Costs and expenses:
Operating expenses                                    1,542,080        1,299,541        1,187,229
Selling, general and administrative expenses            207,281          189,336          184,915
Pension credit (Note 12)                                     --               --           (4,047)
-------------------------------------------------------------------------------------------------------------
Total costs and expenses                              1,749,361        1,488,877        1,368,097
-------------------------------------------------------------------------------------------------------------
Other operating income (Note 13)                          9,119            9,710           10,341
-------------------------------------------------------------------------------------------------------------
Operating profit                                        132,035           89,865           57,414

Interest income                                           3,630            2,205            2,278
Interest expense (Note 2)                                (6,297)          (8,837)          (7,588)
Other income (expense), net                              (4,697)          (4,067)          (5,956)
-------------------------------------------------------------------------------------------------------------
Income before income taxes                              124,671           79,166           46,148
Provision for income taxes (Note 7)                      44,826           32,040           18,871
-------------------------------------------------------------------------------------------------------------
Net income                                           $   79,845           47,126           27,277
-------------------------------------------------------------------------------------------------------------

Net income per common share (Note 1)                 $     2.11             1.28              .74
-------------------------------------------------------------------------------------------------------------
Average common shares outstanding (Note 1)               37,784           36,907           37,081

See accompanying notes to financial statements.

                                      ---
                                       75

Pittston Services Group
--------------------------------------------------------------------------------
 STATEMENTS OF CASH FLOWS

                                                                         Year Ended December 31
(In thousands)                                                1994                1993                1992
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                $ 79,845              47,126              27,277
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Noncash charges and other write-offs                         306                  11               1,276
  Depreciation and amortization                             55,782              49,974              47,329
  Credit for deferred income taxes                            (928)             (4,335)             (4,852)
  Provision (credit) for pensions, noncurrent                   34                  50              (5,582)
  Provision for uncollectible accounts receivable            4,400               6,352               3,897
  Equity in earnings of unconsolidated affiliates,
     net of dividends received                              (1,262)             (3,711)             (4,989)
  Loss (gain) on sale of property, plant and
     equipment                                                (147)               (408)                (69)
  Other operating, net                                       2,723               3,041               3,420
  Change in operating assets and liabilities, net of
     effects of acquisitions and dispositions:
     Increase in accounts receivable                       (60,704)            (18,261)            (23,030)
     Decrease (increase) in inventories                       (771)               (551)              1,089
     Decrease (increase) in prepaid expenses                   900              (3,403)                148
     Increase in accounts payable and accrued
     liabilities                                            87,142              20,062              33,518
     Decrease (increase) in other assets                     3,673              (3,865)              2,306
     Increase (decrease) in workers' compensation
     and other claims, noncurrent                              886                 744                 (61)
     Increase (decrease) in other liabilities                   44              (1,567)             (1,148)
     Other, net                                                 40                 108              (1,107)
---------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                  171,963              91,367              79,422
---------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                 (80,448)            (76,030)            (50,297)
Proceeds from disposal of property, plant and
 equipment                                                   1,982               1,951               3,631
Acquisitions, net of cash acquired, and related
 contingency payments                                       (5,938)               (736)             (1,740)
Other, net                                                  (1,109)             (1,477)             (2,131)
---------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                      (85,513)            (76,292)            (50,537)
---------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                           31,287               4,136              30,916
Reductions of debt                                         (40,108)            (34,385)             (9,608)
Payments from (to) -- Minerals Group                       (61,436)             13,266                  --
Repurchase of common stock                                  (6,188)               (920)            (10,856)
Proceeds from exercise of stock options                      5,567              12,124               1,226
Proceeds from sale of stock to SIP                              --                 220                  --
Proceeds from sale of stock to Minerals Group                  322                 128                  --
Dividends paid                                              (7,553)             (7,055)             (5,614)
Cost of Services Stock Proposal                                 (2)             (1,564)                 --
Net cash from (to) the Company                                  --                 896             (39,369)
---------------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                      (78,111)            (13,154)            (33,305)
---------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                                 8,339               1,921              (4,420)
Cash and cash equivalents at beginning of year              30,271              28,350              32,770
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                  $ 38,610              30,271              28,350
---------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                      ---
                                       76

Pittston Services Group

--------------------------------------------------------------------------------
 NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:
The approval on July 26, 1993 (the 'Effective Date'), by the shareholders of The Pittston Company (the 'Company') of the Services Stock Proposal, as described in the Company's proxy statement dated June 24, 1993, resulted in the reclassification of the Company's common stock. The outstanding shares of Company common stock were redesignated as Pittston Services Group Common Stock ('Services Stock') on a share-for-share basis and a second class of common stock, designated as Pittston Minerals Group Common Stock ('Minerals Stock'), was distributed on the basis of one-fifth of one share of Minerals Stock for each share of the Company's previous common stock held by shareholders of record on July 26, 1993. Minerals Stock and Services Stock provide shareholders with separate securities reflecting the performance of the Pittston Minerals Group (the 'Minerals Group') and the Pittston Services Group (the 'Services Group') respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting either Group. Accordingly, all stock and per share data prior to the reclassification have been restated to reflect the reclassification. The primary impacts of this restatement are as follows:

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

In conjunction with the Services Stock Proposal, a new share repurchase program was approved whereby the Company could acquire up to 1,250,000 shares of Services Stock and 250,000 shares of Minerals Stock from time to time in the open market or in private transactions, as conditions warrant, not to exceed an aggregate purchase price of $43,000. Through December 31, 1994, a total of 256,100 shares of Services Stock were repurchased at a total cost of $6,188 all of which were repurchased in 1994. The program to acquire shares remains in effect in 1995.

                                      ---
                                       77

--------------------------------------------------------------------------------

In December 1992, The Company formed The Pittston Company Employee Benefits Trust (the 'Trust') to hold shares of its common stock to fund obligations under certain employee benefits programs. Upon formation of the Trust, the Company sold for a promissory note of the Trust, 4,000,000 new shares of its common stock to the Trust at a price equal to the fair value of the stock on the date of sale. Upon approval of the Services Stock Proposal, 3,871,826 shares in the Trust were redesigned as Services Stock. At December 31, 1994, 3,778,565 shares of Services Stock (3,853,778 in 1993) remained in the Trust, valued at market. The value of these shares has no impact on shareholder's equity.

In January 1994, the Company issued 161,000 shares of its $31.25 Series C Cumulative Convertible Preferred Stock (the 'Convertible Preferred Stock') which is convertible into Minerals Stock to finance a portion of the acquisition of substantially all of the coal mining operations and coal supply contracts of Addington Resources, Inc. While the issuance of the Convertible Preferred Stock had no effect on the capitalization of the Services Group, commencing March 1, 1994, annual cumulative dividends of $31.25 per share of Convertible Preferred Stock are payable quarterly, in cash, in arrears, from the date of original issue out of all funds of the Company's legally available therefore, when, as and if declared by the Company's Board of Directors (the 'Board'). In July 1994, the Company repurchased 8,350 shares of Convertible Preferred Stock at a total cost of $3,366 under a repurchase program that authorizes repurchases of up to $15,000. See Note 9 to the Company's consolidated financial statements.

The financial statements of the Services Group include the balance sheets, results of operations and cash flows of the Burlington Air Express Inc. ('Burlington'), Brink's, Incorporated ('Brink's') and Brink's Home Security, Inc. ('BHS') operations of the Company, and a portion of the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment (Note 2). The Services Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate allocations reflected in these financial statements are determined based upon methods which management believes to be a reasonable and equitable allocation of such expenses and credits.

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

                                      ---
                                       78

--------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT:

Expenditures for maintenance and repairs are charged to expense, and the costs of renewals and betterments are capitalized. Depreciation is provided principally on the straight-line method at varying rates depending upon estimated useful lives.

Subscriber installation costs for home security systems provided by BHS are capitalized and depreciated over the estimated life of the assets and are included in machinery and equipment. The standard security system that is installed remains the property of BHS and is capitalized at the cost to bring the revenue producing asset to its intended use. When an installation is identified for disconnection, the remaining net book value of the installation is written-off and charged to depreciation.

INTANGIBLES:
The excess of cost over fair value of net assets of companies acquired is amortized on a straight-line basis over the estimated periods benefited.

The Services Group evaluates the carrying value of intangibles and the periods of amortization to determine whether events and circumstances warrant revised estimates of asset value or useful lives. The Services Group annually assesses the recoverability of the excess of cost over net assets acquired by determining whether the amortization of the asset balance over its remaining life can be recovered through projected undiscounted future operating cash flows. Evaluation of asset value as well as periods of amortization are performed on a disaggregated basis at each of the Services Group's operating units.

INCOME TAXES:
Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, 'Accounting for Income Taxes', which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

See Note 2 for allocation of the Company's U.S. federal income taxes to the Services Group.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:
Postretirement benefits other than pensions are accounted for in accordance with Statement of Financial Accounting Standards No. 106, 'Employers' Accounting for Postretirement Benefits Other Than Pensions', which requires employers to accrue the cost of such retirement benefits during the employees' service with the Company.

FOREIGN CURRENCY TRANSLATION:
Assets and liabilities of foreign operations have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. Resulting cumulative translation adjustments have been included in shareholder's equity. Translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains and losses for the period.

A significant portion of the Services Group's financial results is derived from activities in several foreign countries, each with a local currency other than the U.S. dollar. Because the financial results of the Services Group are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. However, the Services Group's international activity is not concentrated in any single currency, which reduces the risks of foreign currency rate fluctuations.

FINANCIAL INSTRUMENTS:
The Services Group uses foreign currency forward contracts to hedge risk of changes in foreign currency rates associated with certain transactions denominated in various currencies. Realized and unrealized gains and losses on these contracts, designated and effective as hedges, are deferred and recognized as part of the specific transaction hedged.

The Services Group also utilizes financial instruments to protect against price increases in jet fuel as well as interest rate changes on certain variable rate lease obligations. Gains and losses on such financial instruments, designated and effective as hedges, are recognized as part of the specific transaction hedged.

REVENUE RECOGNITION:
Burlington -- Revenues related to transportation services are recognized, together with related transportation costs, on the date shipments physically depart from facilities en route to destination locations.

                                      ---
                                       79

--------------------------------------------------------------------------------

Brink's -- Revenues are recognized when services are performed.

BHS -- Monitoring revenues are recognized when earned and amounts paid in advance are deferred and recognized as income over the applicable monitoring period, which is generally one year or less. Revenues from the sale of equipment, excluding equipment which is part of the standard package security system, are recognized, together with related costs, upon completion of the installation. Connection fee revenues are recognized to the extent of direct selling costs incurred and expensed. Connection fee revenues in excess of direct selling costs are deferred and recognized as income on a straight-line basis over ten years.

NET INCOME PER COMMON SHARE:
Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. The potential dilution from the exercise of stock options is not material. The potential dilution from the assumed conversion of the 9.20% convertible subordinated debentures in 1993 and 1992 was not included since its effect was antidilutive. The shares of Services Stock held in The Pittston Company Employee Benefits Trust are evaluated for inclusion in the calculation of net income per share under the treasury stock method and had no dilutive effect.

2. RELATED PARTY TRANSACTIONS

The following policies may be modified or rescinded by action of the Board, or the Board may adopt additional policies, without approval of the shareholders of the Company, although the Board has no present intention to do so. The Company allocated certain corporate general and administrative expenses, net interest expense and related assets and liabilities in accordance with the policies described below. Corporate assets and liabilities are primarily cash, deferred pension assets, income taxes and accrued liabilities.

FINANCIAL:
As a matter of policy, the Company manages most financial activities of the Services Group and Minerals Group on a centralized, consolidated basis. Such financial activities include the investment of surplus cash; the issuance, repayment and repurchase of short-term and long-term debt; the issuance and repurchase of common stock and the payment of dividends. In preparing these financial statements, transactions primarily related to invested cash, short-term and long-term debt (including convertible debt), related net interest and other financial costs have been attributed to the Services Group based upon its cash flows for the periods presented after giving consideration to the debt and equity structure of the Company. At December 31, 1994, the Company attributed long-term debt to the Services Group based upon the specific purpose for which the debt was incurred and the cash flow requirements of the Services Group. See Note 8 for details and amounts of long-term debt. The portion of the Company's interest expense allocated to the Services Group for 1994, 1993 and 1992 was $2,805, $5,206 and $3,003, respectively. Management believes such method of allocation to be equitable and a reasonable estimate of the cost attributable to the Services Group.

To the extent borrowings are deemed to occur between the Services Group and the Minerals Group, intergroup accounts have been established bearing interest at the rate in effect from time to time under the Company's unsecured credit lines or, if no such credit lines exist, at the prime rate charged by Chemical Bank from time to time. At December 31, 1994, the Minerals Group owed the Services Group $48,170 and at December 31, 1993, the Services Group owed the Minerals Group $13,266, as the result of borrowings.

INCOME TAXES:
The Services Group is included in the consolidated U.S. federal income tax return filed by the Company.

The Company's consolidated provision and actual cash payments for U.S. federal income taxes are allocated between the Services Group and Minerals Group in accordance with the Company's tax allocation policy and reflected in the financial statements for each Group. In general, the consolidated tax provision and related tax payments or refunds are allocated between the Groups, for financial statement purposes, based principally upon the financial income, taxable income, credits and other amounts directly related to the respective Group. Tax benefits that cannot be used by the Group generating such attributes, but can be utilized on a consolidated basis, are allocated to the Group that generated such benefits and an intergroup account is established for the benefit of the Group generating the attributes. At December 31, 1994 and 1993, the Services Group owed the Minerals Group $39,186 and $20,541, respectively, for such tax benefits, of which $23,186 and $14,709, respectively, were not expected to be paid within one year from such dates in accordance with the policy. As a result, the allocated Group amounts of taxes payable or refundable are not necessarily comparable to those that would have resulted if the Groups had filed separate tax returns.

                                      ---
                                       80

--------------------------------------------------------------------------------

SHARED SERVICES:
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Services Group based upon utilization and other methods and criteria which management believes to be equitable and a reasonable estimate of the cost attributable to the Services Group. These allocations were $9,331, $9,514 and $8,556 in 1994, 1993 and 1992, respectively.

PENSION:
The Services Group's pension cost related to its participation in the Company's noncontributory defined benefit pension plan is actuarially determined based on its respective employees and an allocable share of the pension plan assets and calculated in accordance with Statement of Financial Accounting Standards No. 87 ('SFAS 87'). Pension plan assets have been allocated to the Services Group based on the percentage of its projected benefit obligation to the plan's total projected benefit obligation. Management believes such method of allocation to be equitable and a reasonable estimate of the cost attributable to the Services Group.

3. SHAREHOLDER'S EQUITY

The following analyzes shareholder's equity of the Services Group for the periods presented:

                                         1994      1993      1992
-----------------------------------------------------------------
Balance at beginning of period       $378,369   329,158   359,813
Net income                             79,845    47,126    27,277
Stock options exercised                 5,567    12,124     1,226
Stock released from employee
 benefits trust to employee
 benefits plan                          1,342       841       427
Stock sold from employee benefits
 trust to employee benefits plan           --       220        --
Stock issued to employee benefits
 plan                                      --        --       559
Stock sold to Minerals Group              323       128        --
Stock repurchases                      (6,188)     (920)  (10,856)
Dividends declared                     (7,565)   (7,055)   (5,614)
Cost of Services Stock Proposal            (2)   (1,564)       --
Foreign currency translation
 adjustment                             2,393    (4,104)   (4,305)
Tax benefit of options exercised        2,319     1,519        --
Conversion of debt                          8        --        --
Net cash (to) from the Company             --       896   (39,369)
-----------------------------------------------------------------
Balance at end of period             $456,411   378,369   329,158
-----------------------------------------------------------------

Included in shareholder's equity is the cumulative foreign currency translation adjustment of $14,902, $17,295 and $13,191 at December 31, 1994, 1993 and 1992,
respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost, consist of the following:

                                                      December 31
                                                  1994       1993
-----------------------------------------------------------------
Land                                        $    4,359      3,798
Buildings                                       36,900     30,314
Machinery and equipment                        418,835    361,050
-----------------------------------------------------------------
                                            $  460,094    395,162
-----------------------------------------------------------------

The estimated useful lives for property, plant and equipment are as follows:

                                                  Years
-----------------------------------------------------------------
Buildings                                       3 to 25
Machinery and equipment                         2 to 20

Depreciation of property, plant and equipment aggregated $46,789 in 1994, $40,708 in 1993 and $38,023 in 1992.

Changes in capitalized subscriber installation costs for home security systems included in machinery and equipment were as follows:

                                          1994      1993      1992
------------------------------------------------------------------
Capitalized subscriber installation
 costs -- beginning of year            $65,785    54,668    44,842
Capitalized cost of security system
 installations                          32,309    23,972    20,694
Capitalized cost of security systems
 acquired                                   --        --      (143)
Depreciation, including amounts
 recognized to fully depreciate
 capitalized costs for installations
 disconnected during the year          (16,649)  (12,855)  (10,725)
------------------------------------------------------------------
Capitalized subscriber installation
 costs -- end of year                  $81,445    65,785    54,668
------------------------------------------------------------------

New subscribers were 75,200 in 1994, 59,700 in 1993 and 51,300 in 1992.

As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security system installations. This change in accounting principle is preferable because it more accurately reflects subscriber installation costs. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel (in the amount of $2,645 in 1994, $2,567 in 1993 and $2,327 in 1992) and costs incurred in maintaining facilities

                                      ---
                                       81

--------------------------------------------------------------------------------

and vehicles dedicated to the installation process (in the amount of $1,492 in 1994, $1,484 in 1993 and $1,994 in 1992). The effect of this change in accounting principle was to increase operating profit of the Services Group and the BHS segment in 1994, 1993 and 1992 by $4,137, $4,051 and $4,321, respectively, and net income of the Services Group in 1994, 1993 and 1992 by $2,486, $2,435 and $2,596, respectively, or by $.07 per share in each year. Prior to January 1, 1992, the records needed to identify such costs were not available. Thus, it was impossible to accurately calculate the effect on retained earnings as of January 1, 1992. However, the Services Group believes the effect on retained earnings as of January 1, 1992, was immaterial.

Because capitalized subscriber installation costs for prior periods were not adjusted for the change in accounting principle, installation costs for subscribers in those years will continue to be depreciated based on the lesser amounts capitalized in prior periods. Consequently, depreciation of capitalized subscriber installation costs in the current year and until such capitalized costs prior to January 1, 1992, are fully depreciated will be less than if such prior periods' capitalized costs had been adjusted for the change in accounting. However, the Services Group believes the effect on net income in 1994, 1993 and 1992 was immaterial.

5. INTANGIBLES

Intangibles consist entirely of the excess of cost over fair value of net assets of companies acquired and are net of accumulated amortization of $72,843 at December 31, 1994, and $65,574 at December 31, 1993. The estimated useful life of intangibles is generally forty years. Amortization of intangibles aggregated $7,044 in 1994, $7,083 in 1993 and $7,141 in 1992.

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

OFF-BALANCE SHEET INSTRUMENTS
The Services Group utilizes various off-balance sheet financial instruments, as discussed below, to hedge its foreign currency and other market exposures. The risk that counterparties to such instruments may be unable to perform is minimized by limiting the counterparties to major financial institutions. The Services Group does not expect any losses due to such counterparty default.

Foreign currency forward contracts -- The Company enters into foreign currency forward contracts with a duration of 30 to 60 days as a hedge against transactions denominated in various currencies. These contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the payables being hedged. At December 31, 1994, the total contract value of foreign currency forward contracts outstanding was $7,390. As of such date, the fair value of the foreign currency forward contracts was not significant.

Fuel contracts -- The Services Group has hedged a portion of its jet fuel requirements through a swap contract. At December 31, 1994, the notional value of the jet fuel swap, aggregating 12.5 million gallons, through March 31, 1995, was $6,488. In addition, the Company has entered into several commodity option transactions that are intended to protect against significant increases in jet fuel prices. These transactions, aggregate 23.3 million gallons with a notional value of $15,840 and are applicable throughout 1995 in amounts ranging from 3.5 million gallons per month in the first quarter of 1995 to 2.1 million gallons per month in the fourth quarter of 1995. The Company has also entered into a collar transaction applicable to 7.2 million gallons that provides a minimum and maximum per gallon price. This transaction is settled monthly based upon the average of the high and low prices during each period.

The fair value of these fuel hedge transactions may fluctuate over the course of the contract period due to changes in the

                                      ---
                                       82

--------------------------------------------------------------------------------

supply and demand for oil and refined products. Thus, the economic gain or loss, if any, upon settlement of the contracts may differ from the fair value of the contracts at an interim date. At December 31, 1994, the fair value of these contracts was not significant.

Interest rate contracts -- In connection with the aircraft leasing by Burlington in 1993, the Company entered into interest rate cap agreements. These agreements have a notional amount of $60,000 and cap the Company's interest rate on certain aircraft leases at 8.5% through April 1, 1996. At December 31, 1994, the fair value of these contracts was not significant.

7. INCOME TAXES

The provision (credit) for income taxes consists of the following:

                                  U.S.
                               Federal    Foreign      State       Total
------------------------------------------------------------------------
1994:
Current                        $34,162      5,906      5,686      45,754
Deferred                        (2,284)     1,688       (332)       (928)
------------------------------------------------------------------------
Total                          $31,878      7,594      5,354      44,826
------------------------------------------------------------------------
1993:
Current                        $23,924      9,667      2,784      36,375
Deferred                          (361)    (4,839)       865      (4,335)
------------------------------------------------------------------------
Total                          $23,563      4,828      3,649      32,040
------------------------------------------------------------------------
1992:
Current                        $18,103      2,625      2,995      23,723
Deferred                        (4,751)       583       (684)     (4,852)
------------------------------------------------------------------------
Total                          $13,352      3,208      2,311      18,871
------------------------------------------------------------------------

The significant components of the deferred tax benefit were as follows:

                                       1994       1993       1992
-----------------------------------------------------------------
Deferred tax benefit, exclusive
 of the components listed below     $(3,136)    (7,666)    (4,038)
Investment tax credit
 carryforwards                           --         --      2,979
Net operating loss
 carryforwards                          202      2,065     (1,430)
Alternative minimum
 tax credits                          2,168      1,295     (2,632)
Change in the valuation
 allowance for deferred tax assets     (162)       (29)       269
-----------------------------------------------------------------
                                    $  (928)    (4,335)    (4,852)
-----------------------------------------------------------------

The tax benefit for compensation expense related to the exercise of certain employee stock options for tax purposes in excess of compensation expense for financial reporting purposes is recognized as an adjustment to shareholder's equity.

The components of the net deferred tax liability as of December 31, 1994 and December 31, 1993 were as follows:

                                                   1994      1993
-----------------------------------------------------------------
Deferred tax assets:
Accounts receivable                             $ 4,678     4,819
Postretirement benefits other than pensions       2,726     2,581
Workers compensation and other claims             6,793     5,867
Other liabilities and reserves                   22,549    18,277
Miscellaneous                                     1,339     1,579
Net operating loss carryforwards                  6,415     6,617
Alternative minimum tax credits                   7,482     8,695
Valuation allowance                                 (78)     (240)
-----------------------------------------------------------------
Total deferred tax asset                         51,904    48,195
-----------------------------------------------------------------
Deferred tax liabilities:
Property, plant and equipment                    22,850    18,626
Pension assets                                   16,332    15,928
Other assets                                      3,227     4,955
Investments in foreign affiliates                11,965    13,044
Miscellaneous                                     4,972     5,701
-----------------------------------------------------------------
Total deferred tax liability                     59,346    58,254
-----------------------------------------------------------------
Net deferred tax liability                      $ 7,442    10,059
-----------------------------------------------------------------

The recording of deferred federal tax assets is based upon their expected utilization in the Company's consolidated federal income tax return and the benefit that would accrue to the Services Group under the Company's tax allocation policy.

The valuation allowance relates to deferred tax assets in certain foreign jurisdictions.

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% in 1994 and 1993 and 34% in 1992 to the income before income taxes.

                                            Year Ended December 31
                                        1994       1993       1992
------------------------------------------------------------------
Income before income taxes:
United States                       $ 82,883     50,820     24,413
Foreign                               41,788     28,346     21,735
------------------------------------------------------------------
                                    $124,671     79,166     46,148
------------------------------------------------------------------
Tax provision computed
 at statutory rate                  $ 43,635     27,708     15,690
Increases (reductions)
 in taxes due to:
State income taxes (net of
 federal tax benefit)                  3,480      2,372      1,525
Goodwill amortization                  1,973      2,154      2,093
Difference between total taxes
 on foreign income and the
 U.S. federal statutory rate          (6,049)      (526)      (496)
Change in the valuation
 allowance for deferred tax assets      (162)       (29)       269
Miscellaneous                          1,949        361       (210)
------------------------------------------------------------------
Actual tax provision                $ 44,826     32,040     18,871
------------------------------------------------------------------

                                      ---
                                       83

--------------------------------------------------------------------------------

It is the policy of the Services Group to accrue deferred income taxes on temporary differences related to the financial statement carrying amounts and tax bases of investments in foreign subsidiaries and affiliates which are expected to reverse in the foreseeable future. As of December 31, 1994 and December 31, 1993, the unrecognized deferred tax liability for temporary differences of approximately $56,697 and $43,640, respectively, related to investments in foreign subsidiaries and affiliates that are essentially permanent in nature and not expected to reverse in the foreseeable future was approximately $19,844 and $15,274, respectively.

The Services Group is included in the Company's consolidated U.S. federal income tax return. Such returns have been audited and settled with the Internal Revenue Services through the year 1981.

As of December 31, 1994, the Services Group had $7,482 of alternative minimum tax credits allocated to it under the Company's tax allocation policy. Such credits are available to offset future U.S. federal income taxes and, under current tax law, the carryforward period for such credits is unlimited.

The tax benefits of net operating loss carryforwards of the Services Group as at December 31, 1994 were $6,415 and related to various state and foreign taxing jurisdictions. The expiration periods primarily range from 5 to 15 years.

8. LONG-TERM DEBT

A portion of the outstanding debt under the Company's credit agreement and the Company's subordinated obligations have been attributed to the Services Group. Total long-term debt of the Services Group consists of the following:

                                               As of December 31
                                                1994        1993
-----------------------------------------------------------------
Senior obligations:
U.S. dollar term loan due 1996
 to 1997 (6.50% in 1994 and
 3.81% in 1993)                              $ 3,451       5,321
Canadian dollar term loan due 1999
(6.19% in 1994)                                2,852          --
Dutch guilder term loan due 1995
 (6.69% in 1993)                                  --       1,250
U.S. dollar term loan due 1996
 (4.06% in 1993)                                  --       1,714
All other                                      2,235       2,350
-----------------------------------------------------------------
                                               8,538      10,635
Obligations under capital leases
 (average rates 15.83% in 1994 and
 9.62% in 1993)                                3,276       2,915
-----------------------------------------------------------------
                                              11,814      13,550
-----------------------------------------------------------------
Attributed portion of the Company's debt:
U.S. dollar term loan due 1999
 (year end rate 6.48% in 1994)                23,434          --
Revolving credit note (year end
 rate 3.53% in 1993)                              --       2,100
4% subordinated debentures due 1997           14,648      14,648
9.20% convertible subordinated
 debentures due 2004                              --      27,811
-----------------------------------------------------------------
                                              38,082      44,559
-----------------------------------------------------------------
Total long-term debt,
 less current maturities                     $49,896      58,109
-----------------------------------------------------------------

For the four years through December 31, 1999, minimum repayments of long-term debt outstanding are as follows:

  1996            $  4,189
  1997              17,615
  1998                 896
  1999              26,658

The Dutch guilder loan bears interest based on a Euroguilder rate, or if converted to a U.S. dollar loan based on prime, Eurodollar or money market rates. In January 1992, a portion of the guilder loan was converted into a U.S. dollar term loan. The U.S. dollar term loan due 1996 to 1997 bears interest based on the Eurodollar rate. The Canadian dollar term loan to a wholly owned indirect subsidiary of the Services Group, bears interest based on Canadian prime or Bankers' Acceptance rates, or if converted to a U.S. dollar loan based on Eurodollar or Federal Funds rates. The Canadian dollar term loan is guaranteed by the Company.

                                      ---
                                       84

--------------------------------------------------------------------------------

Under the terms of the loans, Brink's and Burlington have agreed to various restrictions relating to net worth, disposition of assets and incurrence of additional debt.

In March 1994, the Company entered into a $350,000 credit agreement with a syndicate of banks (the 'New Facility'), replacing the Company's previously existing $250,000 of revolving credit agreements. The New Facility included a $100,000 five-year term loan, which matures in March 1999. The Services Group has been attributed $23,434 of the $100,000 term loan. The New Facility also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250,000 until March 1999. Interest on borrowings under the New Facility is payable at rates based on prime, certificate of deposit, Eurodollar or money market rates.

The 4% subordinated debentures due July 1, 1997, are exchangeable for cash, at the rate of $157.80 per $1,000 debenture. The debentures are redeemable at the Company's option, in whole or in part, at any time prior to maturity, at redemption prices equal to 100% of principal amount.

On April 15, 1994, the Company redeemed all of the 9.2% convertible subordinated debentures due July 1, 2004, at a premium of $767. The premium has been included in the Statement of Operations in 'Other income (expense), net'.

Various international operations maintain lines of credit and overdraft facilities aggregating approximately $75,000 with a number of banks on either a secured or unsecured basis.

Under the terms of some of its debt instruments, the Company has agreed to various restrictions relating to the payment of dividends, the repurchase of capital stock, the maintenance of consolidated net worth, and the amount of additional funded debt which may be incurred. See the Company's consolidated financial statements and related footnotes.

At December 31, 1994, the Company's portion of outstanding unsecured letters of credit allocated to the Services Group was $36,214, primarily supporting the Services Group's obligations under aircraft leases and its various self-insurance programs.

9. STOCK OPTIONS

The Company grants options under its 1988 Stock Option Plan (the '1988 Plan') to executives and key employees and under its Non-Employee Directors' Stock Option Plan (the 'Non-Employee Plan') to outside directors to purchase common stock at a price not less than 100% of quoted market value at date of grant. As part of the Services Stock Proposal (Note 1), the 1988 and the Non-Employee Plans were amended to permit option grants to be made to optionees with respect to either Services Stock or Minerals Stock, or both.

The Company's 1979 Stock Option Plan (the '1979 Plan') and 1985 Stock Option Plan (the '1985 Plan') terminated in 1985 and 1988, respectively, except as to options still outstanding.

At the Effective Date of the Service Stock proposal a total of 2,228,225 shares of common stock were subject to options outstanding under the 1988 Plan, the Non-Employee Plan, the 1979 Plan and the 1985 Plan. Pursuant to antidilution provisions in the option agreements covering such options, the Company converted these options into options for shares of Services Stock or Minerals Stock, or both, depending primarily on the employment status and responsibilities of the particular optionee. In the case of optionees having Company-wide responsibilities, each outstanding option was converted into an option for Services Stock and an option for Minerals Stock, in the same ratio as the distribution on the Effective Date of Minerals Stock to shareholders of the Company, viz., one share to one-fifth of a share, with any resultant fractional share of Minerals Stock rounded downward to the nearest whole number of shares. In the case of other optionees, each outstanding option was converted into a new option for only Services Stock or Minerals Stock, as the case may be, following the Effective Date. As a result, 2,167,247 shares of Services Stock and 507,698 shares of Minerals Stock were subject to options outstanding as of the Effective Date.

                                      ---
                                       85

--------------------------------------------------------------------------------

The table below summarizes the related plan activity.

                                                        Aggregate
                                              No. of       Option
                                              Shares        Price
-----------------------------------------------------------------
THE PITTSTON COMPANY COMMON STOCK OPTIONS:
Granted:
1993                                          17,500      $   294
1992                                         758,300       11,706
Became exercisable:
1993                                         468,250        7,749
1992                                         320,009        5,367
Exercised:
1993                                         377,191        5,379
1992                                         113,347        1,472

PITTSTON SERVICES GROUP COMMON STOCK OPTIONS:
Outstanding:
12/31/94                                   1,990,197       38,401
12/31/93                                   2,378,804       42,680
Granted:
1994                                          73,000        2,018
1993                                         829,000       22,080
Became exercisable:
1994                                         421,030        7,593
1993                                          21,008          273
Exercised:
1994                                         421,302        5,567
1993                                         594,129        7,638

At December 31, 1994, a total of 1,121,047 shares of Services Stock shares were exercisable. In addition, there were 3,634,470 shares of Services Stock reserved for issuance under the plans, including 1,644,273 shares of Services Stock reserved for future grant.

10. ACQUISITIONS

During 1994, the Services Group acquired several small businesses and made a contingent payment related to an acquisition made in a prior year. Total consideration paid was $5,938.

During 1993, the Services Group acquired one small business and made a contingency payment related to an acquisition consummated in a prior year. The total consideration paid was $736.

During 1992, the Services Group acquired a business for an aggregate purchase price of $2,658, including debt of $1,144. The fair value of assets acquired was $2,690 and liabilities assumed was $32. In addition, cash payments of $226 were made for contingency payments for acquisitions made in prior years.

All acquisitions in 1993 and 1992 have been accounted for as purchases and the purchase price for each acquisition was essentially equal to the fair value of assets acquired. The results of operations of the acquired companies have been included in the Services Group's results of operations from their date of acquisition.

11. LEASES

The Services Group's businesses lease aircraft, facilities, vehicles, computers and other equipment under long-term operating leases with varying terms, and most of the leases contain renewal and/or purchase options. As of December 31, 1994, aggregate future minimum lease payments under noncancellable operating leases were as follows:

                                             Equipment
                     Aircraft    Facilities    & Other        Total
-------------------------------------------------------------------
1995                 $30,237         30,965      6,815       68,017
1996                  22,641         24,550      4,552       51,743
1997                  20,983         20,942      2,682       44,607
1998                   4,815         17,836      1,880       24,531
1999                      --         14,115      1,221       15,336
2000                      --         12,286        941       13,227
2001                      --          9,851        619       10,470
2002                      --          8,515        419        8,934
2003                      --          7,767        418        8,185
2004                      --          7,354        417        7,771
Later Years               --         58,217      3,716       61,933
-------------------------------------------------------------------
                     $78,676        212,398     23,680      314,754
-------------------------------------------------------------------

These amounts are net of aggregate future minimum noncancellable sublease rentals of $6,143.

Rent expense amounted to $74,831 in 1994, $66,585 in 1993 and $58,795 in 1992
and is net of sublease rentals of $731, $793 and $1,419, respectively.

Burlington entered into two transactions covering various leases which provided for the replacement of eight B707 aircraft with seven DC8-71 aircraft and completed an evaluation of other fleet related costs. One transaction, representing four aircraft, was reflected in the 1993 financial statements, while the other transactions, covering three aircraft, was reflected in the 1992 financial statements. The net effect of these transactions did not have a material impact on operating profit for either year.

                                      ---
                                       86

--------------------------------------------------------------------------------

The Services Group incurred capital lease obligations of $2,406 in 1994, $1,601 in 1993 and $2,316 in 1992. As of December 31, 1994, the Services Group's obligations under capital leases were not significant.

12. EMPLOYEE BENEFIT PLANS

The Services Group's businesses participate in the Company's noncontributory defined benefit pension plan covering substantially all nonunion employees who meet certain minimum requirements in addition to sponsoring certain other defined benefit plans. Benefits of most of the plans are based on salary and years of service. The Services Group's pension cost relating to its participation in the Company's defined benefit pension plan is actuarially determined based on its respective employees and an allocable share of the pension plan assets. The Company's policy is to fund the actuarially determined amounts necessary to provide assets sufficient to meet the benefits to be paid to plan participants in accordance with applicable regulations. The net pension expense (credit) for 1994, 1993 and 1992 for all plans is as follows:

                                              Year Ended December 31
                                        1994        1993        1992
--------------------------------------------------------------------
Service cost -- benefits
 earned during year                 $  8,560       6,908       6,657
Interest cost on projected
 benefit obligation                   10,757      10,225       9,345
Return on assets -- actual            (1,088)    (25,742)    (16,039)
(Loss) return on assets -- deferred  (16,623)      9,926         102
Other amortization, net                 (829)       (529)     (4,586)
--------------------------------------------------------------------
Net pension expense (credit)        $    777         788      (4,521)
--------------------------------------------------------------------

The assumptions used in determining the net pension expense (credit) for the Company's major pension plan were as follows:

                                        1994        1993        1992
--------------------------------------------------------------------
Interest cost on projected benefit
 obligation                              7.5%        9.0%        9.0%
Expected long-term rate of return on
 assets                                 10.0%       10.0%       10.0%
Rate of increase in compensation levels  4.0%        5.0%        5.0%

The funded status and prepaid pension expense at December 31, 1994 and 1993 are as follows:

                                             1994        1993
-----------------------------------------------------------------
Actuarial present value of
 accumulated benefit obligation:
Vested                                   $104,273     112,242
Nonvested                                   8,640       7,603
-----------------------------------------------------------------
                                          112,913     119,845
Benefits attributable to projected
 salaries                                  22,278      29,607
-----------------------------------------------------------------
Projected benefit obligation              135,191     149,452
Plan assets at fair value                 182,126     185,172
-----------------------------------------------------------------
Excess of plan assets over projected
 benefit obligation                        46,935      35,720
Unamortized initial net asset              (4,500)     (5,507)
Unrecognized experience loss (gain)        (2,269)      9,254
Unrecognized prior service cost             1,692       1,895
-----------------------------------------------------------------
Net pension assets                         41,858      41,362
Current pension liability                   1,292       1,063
-----------------------------------------------------------------
Deferred pension asset per balance sheet $ 43,150      42,425
-----------------------------------------------------------------

For the valuation of pension obligations and the calculation of the funded status, the discount rate was 8.75% in 1994 and 7.5% in 1993. The expected long-term rate of return on assets was 10% in both years. The rate of increase in compensation levels used was 4% in 1994 and 1993.

The unrecognized initial net asset at January 1, 1986 (January 1, 1989, for certain foreign pension plans), the date of adoption of SFAS 87, has been amortized over the estimated remaining average service life of the employees. As of December 31, 1994, approximately 68% of plan assets were invested in equity securities and 32% in fixed income securities.

The Services Group also provides certain postretirement health care and life insurance benefits for eligible active and retired employees in the United States and Canada.

For the years 1994, 1993 and 1992, the components of periodic expense for these postretirement benefits were as follows:

                                           Year Ended December 31
                                       1994       1993       1992
-----------------------------------------------------------------
Service cost -- benefits earned
 during year                           $305        182        163
Interest cost on accumulated
 postretirement benefit obligation      479        416        417
-----------------------------------------------------------------
Total expense                          $784        598        580
-----------------------------------------------------------------

                                      ---
                                       87

--------------------------------------------------------------------------------

Interest costs on the accumulated postretirement benefit obligation were based upon rates of 7.5% in 1994 and 9% in 1993 and 1992.

At December 31, 1994 and 1993, the actuarial and recorded liabilities for these postretirement benefits, none of which have been funded, were as follows:

                                             1994        1993
-----------------------------------------------------------------
Accumulated postretirement
 benefit obligation:
Retirees                                   $2,264       2,093
Fully eligible active plan participants     1,033       1,139
Other active plan participants              2,115       2,415
-----------------------------------------------------------------
                                            5,412       5,647
Unrecognized experience gain (loss)           691         (18)
-----------------------------------------------------------------
Liability included on the balance sheet     6,103       5,629
Less current portion                          342         827
-----------------------------------------------------------------
Noncurrent liability for postretirement
 health care and life insurance benefits   $5,761       4,802
-----------------------------------------------------------------

The accumulated postretirement benefit obligation was determined using the unit credit method and an assumed discount rate of 8.75% in 1994 and 7.5% in 1993. The postretirement benefit obligation for U.S. salaried employees does not provide for changes in health care costs since the employer's contribution to the plan is a fixed amount. The assumed health care cost trend rate used in 1994 for employees under a foreign plan was 10% grading down to 5% in the year 2001.

A percentage point increase each year in the health care cost trend rate used would have resulted in a $10 increase in the aggregate service and interest components of expense for the year 1994, and a $66 increase in the accumulated post-retirement benefit obligation at December 31, 1994.

The Services Group also participates in the Company's Savings-Investment Plan to assist eligible employees in providing for retirement or other future financial needs. Employee contributions are matched at rates of 50% to 125% up to 5% of compensation (subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended). Contribution expense under the plan aggregated $4,362 in 1994, $3,360 in 1993 and $3,332 in 1992.

In May 1994, the Company's shareholders approved the Employee Stock Purchase Plan effective July 1, 1994. Eligible employees may elect to purchase shares of Services Stock and Minerals Stock at the lower of 85% of the fair market value as of specified dates. Under this plan employees of the Company purchased 26,444 shares of Services Stock for $590.

The Services Group sponsors several other defined contribution benefit plans based on hours worked or other measurable factors. Contributions under all of these plans aggregated $556 in 1994, $443 in 1993 and $498 in 1992.

13. OTHER OPERATING INCOME

Other operating income includes the Services Group's share of net income in unconsolidated affiliated companies which are carried on the equity method. Amounts presented include the accounts of the following equity affiliates:

                                                       Ownership
                                            At December 31, 1994
-----------------------------------------------------------------
Servicio Pan Americano De Protecion, S.A. (Mexico)         20.0%
Brink's Panama, S.A.                                       49.0%
Brink's De Colombia S.A.                                   46.5%
Brink's S.A. (France)                                      38.0%
Brink's Schenker, GmbH (Germany)                           50.0%
Brink's Securmark S.p.A. (Italy)                           24.5%
Security Services (Brink's Jordan), W.L.L.                 45.0%
Brink's-Allied Limited (Ireland)                           50.0%
Brink's Ayra India Private Limited                         40.0%
Brink's Pakistan (Pvt.) Limited                            49.0%
Brink's Taiwan Limited                                     50.0%
Brink's (Thailand) Ltd.                                    40.0%
Burlington International Forwarding Ltd. (Taiwan)          33.3%

The following table presents summarized financial information of these companies.

                                      1994       1993       1992
-----------------------------------------------------------------
Revenues                          $817,212    713,960    696,840
Gross profit                       150,909    143,608    127,987
Net income                          23,015     25,086     32,119

The Company's share
 of net income                    $  6,166      7,010      8,243
-----------------------------------------------------------------
Current assets                    $156,495    176,241
Noncurrent assets                  291,420    225,523
Current liabilities                142,017    153,433
Noncurrent liabilities             156,409    105,474
Net equity                        $149,489    142,857

Undistributed earnings of such companies approximated $40,189 at December 31, 1994.

                                      ---
                                       88

--------------------------------------------------------------------------------

14. SEGMENT INFORMATION

Operating revenues by geographic area are as follows:

                                               Year Ended December 31
                                    1994          1993           1992
---------------------------------------------------------------------
United States:
Domestic customers            $  995,582       837,881        744,585
Export customers in
 Europe                          131,419       113,752        113,142
Other export customers           173,783       145,692        128,437
---------------------------------------------------------------------
                               1,300,784     1,097,325        986,164

Europe                           248,268       209,257        216,674
Other foreign                    374,218       307,047        255,781
Eliminations                     (50,993)      (44,597)       (43,449)
---------------------------------------------------------------------
                              $1,872,277     1,569,032      1,415,170
---------------------------------------------------------------------

The following is derived from the business segment information in the Company's consolidated financial statements as it relates to the Services Group. See Note 2, Related Party Transactions, for a description of the Company's policy for corporate allocations.

The Services Group's portion of the Company's operating profit is as follows:

                                               Year Ended December 31
                                    1994          1993           1992
---------------------------------------------------------------------
United States                 $  106,811        60,758         32,287
Europe                            14,200        16,096         16,180
Other foreign                     20,355        22,525         13,456
---------------------------------------------------------------------
Services Group's portion of
 the Company's segment
 operating profit                141,366        99,379         61,923
Corporate expenses
 allocated to the Services
 Group                            (9,331)       (9,514)        (8,556)
Pension credit                        --            --          4,047
---------------------------------------------------------------------
Operating profit              $  132,035        89,865         57,414
---------------------------------------------------------------------

The Services Group's portion of the Company's assets at year end is as follows:

                                                    As of December 31
                                    1994          1993           1992
---------------------------------------------------------------------
United States                 $  500,738       456,753        418,202
Europe                           174,817       140,375        147,652
Other foreign                    195,153       176,037        165,212
---------------------------------------------------------------------
Services Group's portion of
 the Company's assets            870,708       773,165        731,066
Services Group's portion of
 corporate assets                 69,968        33,776         35,954
---------------------------------------------------------------------
Total assets                  $  940,676       806,941        767,020
---------------------------------------------------------------------

Industry segment information is as follows:

                                               Year Ended December 31
                                     1994          1993          1992
---------------------------------------------------------------------
REVENUES:
Burlington                     $1,215,284       998,079       900,347
Brink's                           547,046       481,904       444,018
BHS                               109,947        89,049        70,805
---------------------------------------------------------------------
Total revenues                 $1,872,277     1,569,032     1,415,170
---------------------------------------------------------------------

OPERATING PROFIT:
Burlington                     $   69,224        37,971        15,118
Brink's (a)                        39,710        35,008        30,354
BHS (b)                            32,432        26,400        16,451
---------------------------------------------------------------------
Segment operating
 profit                           141,366        99,379        61,923
Allocated general
 corporate expense                 (9,331)       (9,514)       (8,556)
Pension credit                         --            --         4,047
---------------------------------------------------------------------
Total operating profit         $  132,035        89,865        57,414
---------------------------------------------------------------------

(a) Includes equity in net income of unconsolidated foreign affiliates of $6,048 in 1994, $6,895 in 1993 and $8,133 in 1992.

(b) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations to more accurately reflect subscriber installation costs. The effect of this change in accounting principle was to increase operating profit by $4,137 in 1994, by $4,051 in 1993 and by $4,321 in 1992 (Note 4).

CAPITAL EXPENDITURES:
Burlington                       $ 24,701        21,544        14,412
Brink's                            23,963        22,209        22,461
BHS                                34,071        26,409        22,855
Allocated general corporate           119            63           136
---------------------------------------------------------------------
Total capital expenditures       $ 82,854        70,225        59,864
---------------------------------------------------------------------

DEPRECIATION AND AMORTIZATION:
Burlington                       $ 17,209        15,250        14,379
Brink's                            20,553        20,150        20,531
BHS                                17,817        14,357        12,215
Allocated general corporate           203           217           204
---------------------------------------------------------------------
Total depreciation and
 amortization                    $ 55,782        49,974        47,329
---------------------------------------------------------------------

ASSETS AT DECEMBER 31:
Burlington                       $468,324       418,450       407,335
Brink's                           301,091       271,462       251,941
BHS                               101,293        83,253        71,790
---------------------------------------------------------------------
Identifiable assets               870,708       773,165       731,066
Allocated portion of the
 Company's corporate assets        69,968        33,776        35,954
---------------------------------------------------------------------
Total assets                     $940,676       806,941       767,020
---------------------------------------------------------------------

                                      ---
                                       89

--------------------------------------------------------------------------------

15. CONTINGENT LIABILITIES

Under the Coal Industry Retiree Health Benefit Act of 1992 (the 'Act'), the Company and its majority-owned subsidiaries at July 20, 1992, including the Services Group included in these financial statements, are jointly and severally liable with the Minerals Group for the costs of health care coverage provided for by that Act. For a description of the Act and an estimate of certain of such costs, see Note 13 to the Company's consolidated financial statements. At this time, the Company expects the Minerals Group to generate sufficient cash flow to discharge its obligations under the Act.

In April 1990, the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ('Tankport') in Jersey City, New Jersey, which operations were sold in 1983. Under the settlement agreement, the Company is obligated to pay 80% of the remediation costs. Based on data available to the Company and its environmental consultants, the Company estimates its portion of the cleanup costs on an undiscounted basis using existing technologies to be between $6,700 and $14,100 over a period of up to five years. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which the clean-up will be conducted. The clean-up estimates have been modified in light of certain regulatory changes promulgated in December 1994.

The Company commenced insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. Although the underwriters have disputed this claim, management and its legal counsel believe that recovery is probable of realization in the full amount of the claim. This conclusion is based upon, among other things, the nature of the pollution policies which were broadly designed to cover such contingent liabilities, the favorable state of the law in the State of New Jersey (whose laws have been found to control the interpretation of the policies), and numerous other factual considerations which support the Company's analysis of the insurance contracts and rebut the underwriters' defenses. Accordingly, there is no net liability in regard to the Tankport obligation.

16. SUPPLEMENTAL CASH FLOW INFORMATION

For the years ended December 31, 1994, 1993 and 1992, cash payments for income taxes, net of refunds received, were $36,257, $27,776 and $13,091, respectively.

For the years ended December 31, 1994, 1993 and 1992, cash payments for interest were $7,428, $8,081 and $8,916, respectively.

17. SELECTED QUARTERLY FINANCIAL DATA
(UNAUDITED)

Tabulated below are certain data for each quarter of 1994 and 1993.

                          1st         2nd         3rd         4th
-----------------------------------------------------------------
1994 QUARTERS:
Operating revenues    $411,053     457,351     483,712     520,161
Gross profit            64,809      87,416      88,053      89,919
Net income            $ 10,511      21,288      25,014      23,032

Per Pittston Services
 Group Common Share:
Net income            $    .28         .56         .66         .61

1993 QUARTERS:
Operating revenues    $363,757     380,202     400,398     424,675
Gross profit            54,320      64,743      72,860      77,568
Net income            $  5,414      10,970      15,313      15,429

Per Pittston Services
 Group Common Share:
Net income            $    .15         .30         .41         .41

                                      ---
                                       90

Pittston Minerals Group
-----------------------------------------------------------------
STATEMENT  OF  MANAGEMENT  RESPONSIBILITY

The management of The Pittston Company (the 'Company') is responsible for preparing the accompanying financial statements and for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles. Management has also prepared the other information in the annual report and is responsible for its accuracy.

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

The accompanying financial statements have been audited by KPMG Peat Marwick LLP, independent auditors. During the audit they review and make appropriate tests of accounting records and internal controls to the extent they consider necessary to express an opinion on the Minerals Group's financial statements.

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

-----------------------------------------------------------------
INDEPENDENT  AUDITORS'  REPORT

The Board of Directors and Shareholders
The Pittston Company

We have audited the accompanying balance sheets of Pittston Minerals Group (as described in Note 1) as of December 31, 1994 and 1993, and the related statements of operations and cash flows for each of the years in the three-year period ended December 31, 1994. These financial statements are the responsibility of The Pittston Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements of Pittston Minerals Group present fairly, in all material respects, the financial position of Pittston Minerals Group as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

As more fully discussed in Note 1, the financial statements of Pittston Minerals Group should be read in connection with the audited consolidated financial statements of The Pittston Company and subsidiaries.


KPMG Peat Marwick LLP
Stamford, Connecticut
January 25, 1995

                                      ---
                                       91

Pittston Minerals Group
--------------------------------------------------------------------------------
 BALANCE SHEETS

                                                          December 31
(In thousands)                                             1994         1993
----------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                              $  3,708        2,141
Short-term investments                                   23,121       21,065
Accounts receivable:
  Trade (Note 5)                                         92,990       68,849
  Other                                                  17,813       18,424
----------------------------------------------------------------------------
                                                        110,803       87,273
  Less estimated amount uncollectible                     1,880        2,295
----------------------------------------------------------------------------
                                                        108,923       84,978
Receivable -- Pittston Services Group (Note 2)               --       19,098
Coal inventory                                           25,518       18,649
Other inventory                                           4,629        2,271
----------------------------------------------------------------------------
                                                         30,147       20,920
Prepaid expenses                                         11,389        8,235
Deferred income taxes (Note 8)                           30,525       30,723
----------------------------------------------------------------------------
Total current assets                                    207,813      187,160
Property, plant and equipment, at cost (Note 4)         380,400      387,192
Less accumulated depreciation, depletion and
  amortization                                          159,938      205,447
----------------------------------------------------------------------------
                                                        220,462      181,745
Deferred pension assets (Note 14)                        75,803       74,641
Deferred income taxes (Note 8)                           97,945       76,887
Intangibles, net of amortization (Notes 6 and 11)       120,649        1,408
Coal supply contracts (Note 11)                          82,240       35,462
Receivable -- Pittston Services Group (Note 2)           23,186       14,709
Other assets                                             39,414       34,235
----------------------------------------------------------------------------
Total assets                                           $867,512      606,247
----------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt (Note 9)          $  7,554           30
Accounts payable                                         76,771       50,383
Payable -- Pittston Services Group (Note 2)              32,170           --
Accrued liabilities:
  Taxes                                                  21,259       17,434
  Workers' compensation and other claims                 22,647       24,205
  Postretirement benefits other than pensions
     (Note 14)                                           16,951       14,803
  Reclamation                                            19,323        5,629
  Miscellaneous (Note 14)                                77,049       62,350
----------------------------------------------------------------------------
                                                        157,229      124,421
----------------------------------------------------------------------------
Total current liabilities                               273,724      174,834
Long-term debt, less current maturities (Note 9)         88,175          279
Postretirement benefits other than pensions (Note
  14)                                                   212,977      207,416
Workers' compensation and other claims                  128,864      118,502
Reclamation                                              49,198       26,317
Other liabilities                                       123,170      103,756
Commitments and contingent liabilities (Notes 9,
  12, 13, 14, 18 and 19)
Shareholder's equity (Note 3)                            (8,596)     (24,857)
-----------------------------------------------------------------------------
Total liabilities and shareholder's equity             $867,512      606,247
-----------------------------------------------------------------------------

See accompanying notes to financial statements.

                                      ---
                                       92

Pittston Minerals Group
--------------------------------------------------------------------------------
 STATEMENTS OF OPERATIONS

                                                           Year Ended December 31
(In thousands, except per share amounts)                   1994         1993         1992
-----------------------------------------------------------------------------------------
Net sales                                           $   794,998      687,089      657,871
-----------------------------------------------------------------------------------------
Costs and expenses:
Cost of sales                                           771,586      645,679      604,319
Selling, general and administrative expenses             37,049       36,789       37,319
Restructuring and other charges, including
 litigation accrual (Note 15)                            90,806       78,633           --
Pension credit (Note 14)                                     --           --       (7,083)
-----------------------------------------------------------------------------------------
Total costs and expenses                                899,441      761,101      634,555
-----------------------------------------------------------------------------------------
Other operating income (Note 16)                         15,281       10,246        8,762
-----------------------------------------------------------------------------------------
Operating profit (loss)                                 (89,162)     (63,766)      32,078

Interest income                                             192          634          957
Interest expense (Note 2)                                (6,501)      (1,336)      (3,499)
Other income (expense), net (Note 16)                      (875)        (544)       1,922
-----------------------------------------------------------------------------------------
Income (loss) before income taxes                       (96,346)     (65,012)      31,458
Provision (credit) for income taxes (Note 8)            (43,398)     (32,032)       9,648
-----------------------------------------------------------------------------------------
Net income (loss)                                       (52,948)     (32,980)      21,810
Preferred stock dividends                                (3,998)          --           --
-----------------------------------------------------------------------------------------
Net income (loss) attributed to common shares       $   (56,946)     (32,980)      21,810
-----------------------------------------------------------------------------------------

Net income (loss) per common share (Note 1)         $     (7.50)       (4.47)        2.94
-----------------------------------------------------------------------------------------
Average common shares outstanding (Note 1)                7,594        7,381        7,416

See accompanying notes to financial statements.

                                      ---
                                       93

Pittston Minerals Group

------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS

                                                            Year Ended December 31
(In thousands)                                             1994          1993          1992
-------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                     $ (52,948)      (32,980)       21,810
Adjustments to reconcile net income (loss)
 to net cash provided (used) by operating activities:
 Noncash charges and other write-offs                    46,487        10,846         1,871
 Depreciation, depletion and amortization                46,074        27,591        23,095
 Provision (credit) for deferred income taxes           (16,849)      (25,100)       13,915
 Credit for pensions, noncurrent                         (1,162)       (2,646)       (9,579)
 Provision for uncollectible accounts receivable            132           528           161
 Gain on sale of leveraged leases                            --            --        (2,341)
 Gain on sale of property, plant and equipment           (3,422)       (5,064)         (846)
 Other operating, net                                       407           193            65
 Change in operating assets and liabilities,
   net of effects of acquisitions and dispositions:
   Decrease (increase) in accounts receivable           (25,030)       (2,454)        2,891
   Decrease (increase) in inventories                    (3,413)        7,058         2,945
   Decrease (increase) in prepaid expenses               (3,749)          608           295
   Increase (decrease) in accounts payable and
    accrued liabilities                                 (11,227)          396        12,639
   Decrease (increase) in other assets                    1,701          (104)         (270)
   Increase (decrease) in workers' compensation
    and other claims, noncurrent                          5,719       (17,957)      (16,644)
   Increase (decrease) in other liabilities             (15,711)       67,906        (5,445)
   Other, net                                              (218)         (450)          832
-------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities        (33,209)       28,371        45,394
-------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment              (25,864)      (21,749)      (50,278)
Proceeds from disposal of property, plant and
 equipment                                                5,640         2,669         2,217
Acquisitions, net of cash acquired, and related
 contingency payments                                  (157,324)         (699)      (50,820)
Proceeds from leveraged leases                               --            --        13,707
Other, net                                                6,540        10,046          (304)
--------------------------------------------------------------------------------------------
Net cash used by investing activities                  (171,008)       (9,733)      (85,478)
--------------------------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                        86,045            --            --
Reductions of debt                                       (8,149)           --            --
Payments from (to) -- Services Group                     61,436       (13,266)           --
Repurchase of stock                                      (3,767)         (591)       (2,177)
Proceeds from exercise of stock options                   1,765         2,633           246
Proceeds from sale of stock to SIP                           --            44            --
Proceeds from sale of stock to Services Group               253            48            --
Dividends paid                                           (9,156)       (4,583)       (3,648)
Cost of Services Stock Proposal                              (2)       (1,599)           --
Preferred stock issuance, net of cash expenses           77,359          (277)           --
Net cash (to) from the Company                               --          (896)       39,369
-------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities        205,784       (18,487)       33,790
-------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                              1,567           151        (6,294)
Cash and cash equivalents at beginning of year            2,141         1,990         8,284
-------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year               $  3,708         2,141         1,990
-------------------------------------------------------------------------------------------
See accompanying notes to financial statements.

                                      ---
                                       94

Pittston Minerals Group

--------------------------------------------------------------------------------
 NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:
The approval on July 26, 1993 (the 'Effective Date'), by the shareholders of The Pittston Company (the 'Company') of the Services Stock Proposal, as described in the Company's proxy statement dated June 24, 1993, resulted in the reclassification of the Company's common stock. The outstanding shares of Company common stock were redesignated as Pittston Services Group Common Stock ('Services Stock') on a share-for-share basis and a second class of common stock, designated as Pittston Minerals Group Common Stock ('Minerals Stock'), was distributed on the basis of one-fifth of one share of Minerals Stock for each share of the Company's previous common stock held by shareholders of record on July 26, 1993. Minerals Stock and Services Stock provide shareholders with separate securities reflecting the performance of the Pittston Minerals Group (the 'Minerals Group') and the Pittston Services Group (the 'Services Group') respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting either group. Accordingly, all stock and per share data prior to the reclassification have been restated to reflect the reclassification. The primary impacts of this restatement are as follows:

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

The Company's Articles of Incorporation limits dividends on Minerals Stock to the lesser of (i) all funds of the Company legally available therefore (as prescribed by Virginia law) and (ii) the Available Minerals Dividend Amount (as defined in the

                                      ---
                                       95

--------------------------------------------------------------------------------

Articles of Incorporation). At December 31, 1994, the Available Minerals Dividend Amount was at least $24,788. Dividends on Minerals Stock are also restricted by covenants in the Company's public indentures and bank credit agreements.

In conjunction with the Services Stock Proposal, a new share repurchase program was approved whereby the Company could acquire up to 1,250,000 shares of Services Stock and 250,000 shares of Minerals Stock from time to time in the open market or in private transactions, as conditions warrant, not to exceed an aggregate purchase price of $43,000. Through December 31, 1994, a total of 38,500 shares of Minerals Stock were repurchased at a total cost of $808 of which 19,700 shares were acquired in 1994 at a total cost of $401. The program to acquire shares remains in effect in 1995.

In January 1994, the Company issued 161,000 shares of its $31.25 Series C Cumulative Convertible Preferred Stock (the 'Convertible Preferred Stock'). The proceeds of the Convertible Preferred Stock offering have been attributed to the Minerals Group. The Convertible Preferred Stock pays an annual cumulative dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefore, when as and if declared by the Board of Directors of the Company, and bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon. Each share of the Convertible Preferred Stock is convertible at the option of the holder unless previously redeemed or, under certain circumstances, called for redemption, into shares of Minerals Stock at a conversion price of $32.175 per share of Minerals Stock, subject to adjustment in certain circumstances. Except under certain circumstances, the Convertible Preferred Stock is not redeemable prior to February 1, 1997. On and after such date, the Company may, at its option, redeem the Convertible Preferred Stock, in whole or in part, for cash initially at a price of $521.875 per share, and thereafter at prices declining ratable annually on each February 1 to an amount equal to $500 per share on and after February 1, 2004, plus in each case an amount equal to accrued and unpaid dividends on the date of redemption. Except under certain circumstances or as prescribed by Virginia law, shares of the Convertible Preferred Stock are nonvoting. In July 1994, the Company repurchased 8,350 shares of Convertible Preferred Stock at a total cost of $3,366 under a repurchase program that authorizes repurchases of up to $15,000. See Note 9 to the Company's consolidated financial statements.

In December 1992, the Company formed The Pittston Company Employee Benefits Trust (the 'Trust') to hold shares of its common stock to fund obligations under certain employee benefits programs. Upon formation of the Trust, the Company sold for a promissory note of the Trust, 4,000,000 new shares of its common stock to the Trust at a price equal to the fair value of the stock on the date of sale. Upon approval of the Services Stock Proposal, 3,871,826 shares in the Trust were redesigned as Services Stock and 774,365 shares of Minerals Stock were distributed to the Trust. At December 31, 1994, 723,218 shares of Minerals Stock (770,301 in 1993) remained in the Trust, valued at market. The value of these shares has no impact on shareholder's equity.

The financial statements of the Minerals Group include the balance sheets, results of operations and cash flows of the Coal and Mineral Ventures operations of the Company, and a portion of the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment (Note 2). The Minerals Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate allocations reflected in these financial statements are determined based upon methods which management believes to be a reasonable and equitable allocation of such expenses and credits.

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

                                      ---
                                       96

--------------------------------------------------------------------------------

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

INTANGIBLES:
The excess of cost over fair value of net assets of companies acquired is amortized on a straight-line basis over the estimated periods benefited.

The Minerals Group evaluates the carrying value of intangibles and the periods of amortization to determine whether events and circumstances warrant revised estimates of assets value or useful lives. The Minerals Group annually assesses the recoverability of the excess of cost over net assets acquired by determining whether the amortization of the assets balance over its remaining life can be recovered through projected undiscounted future operating cash flows. Evaluation of asset value as well as periods of amortization are performed on a disaggregated basis.

COAL SUPPLY CONTRACTS:
Coal supply contracts consist of contracts to supply coal to customers at certain negotiated prices over a period of time, which have been acquired from other coal companies, and are stated at cost at the time of acquisition, which approximates fair market value. The capitalized cost of such contracts is amortized over the term of the contract on the basis of tons of coal sold under the contract.

INCOME TAXES:
Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, 'Accounting for Income Taxes', which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

See Note 2 for allocation of the Company's U.S. federal income taxes to the Minerals Group.

PNEUMOCONIOSIS (BLACK LUNG) EXPENSE:
The Minerals Group acts as self-insurer with respect to almost all black lung benefits. Provision is made for estimated benefits in accordance with annual actuarial reports prepared by outside actuaries. The excess of the present value of expected future benefits over the accumulated book reserves is recognized over the amortization period as a level percentage of payroll. Cumulative actuarial gains or losses are calculated periodically and amortized on a straight-line basis. Assumptions used in the calculation of the actuarial present value of black lung benefits are based on actual retirement experience of the Company's coal employees, black lung claims incidence for active miners, actual dependent information, industry turnover rates, actual medical and legal cost experience and projected inflation rates. As of December 31, 1994 and 1993, the accrued value of estimated future black lung benefits discounted at 6% was

                                      ---
                                       97

--------------------------------------------------------------------------------

approximately $62,824 and $61,067, respectively, and are included in workers' compensation and other claims. The December 31, 1994 balance included $4,643 related to the purchase of Addington Resources, Inc. (Note 11). Based on actuarial data, the amount charged to operations was $201 in 1994, $438 in 1993 and $1,029 in 1992. In addition, the Company accrued additional expenses for black lung benefits related to federal and state assessments, legal and administrative expenses and other self insurance. These amounted to $2,472 in 1994, $2,887 in 1993 and $2,073 in 1992.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:
Postretirement benefits other than pensions are accounted for in accordance with Statement of Financial Accounting Standards No. 106, 'Employers Accounting for Postretirement Benefits Other Than Pensions', which requires employers to accrue the cost of such retirement benefits during the employees' service with the Company.

RECLAMATION COSTS:
Expenditures relating to environmental regulatory requirements and reclamation costs undertaken during mine operations are charged against earnings as incurred. Estimated site restoration and post closure reclamation costs are charged against earnings using the units of production method over the expected economic life of each mine. Accrued reclamation costs are subject to review by management on a regular basis and are revised when appropriate for changes in future estimated costs and/or regulatory requirements.

FOREIGN CURRENCY TRANSLATION:
Assets and liabilities of foreign operations have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. Resulting cumulative translation adjustments have been included in shareholder's equity.

FINANCIAL INSTRUMENTS:
The Minerals Group uses foreign currency forward contracts to hedge risk of changes in foreign currency rates associated with certain transactions denominated in Australian dollars. Realized and unrealized gains and losses on these contracts, designated and effective as hedges are deferred and recognized as part of the specific transaction hedged.

The Minerals Group hedges against downward movements in gold prices principally through the use of forward sales contracts as well as interest rate changes on certain variable rate debt. Gains and losses on these contracts, designated and effective as hedges, are deferred and recognized as part of the transaction hedged.

REVENUE RECOGNITION:
Coal sales are generally recognized when coal is loaded onto transportation vehicles for shipment to customers. For domestic sales, this generally occurs when coal is loaded onto railcars at mine locations. For export sales, this generally occurs when coal is loaded onto marine vessels at terminal facilities.

Gold sales are recognized when products are shipped to a refinery. Settlement adjustments arising from final determination of weights and assays are reflected in sales when received.

NET INCOME PER COMMON SHARE:
The computation of primary earnings per share is based on the weighted average number of outstanding common shares divided into net income less preferred stock dividends. The computation of fully diluted earnings per common share assumes the conversion of the $31.25 Series C Cumulative Preferred Stock (issued in
1994) and additional shares assuming the exercise of stock options (antidilutive in the primary calculation) divided into net income. For 1994 and 1993, the loss per share, assuming full dilution, is considered to be the same as primary since the effect of common stock equivalents and the preferred stock conversion would be antidilutive. The shares of Minerals Stock held in The Pittston Company Employee Benefits Trust are evaluated for inclusion in the calculation of net income per share under the treasury stock method and had no dilutive effect.

2. RELATED PARTY TRANSACTIONS

The following policies may be modified or rescinded by action of the Company's Board of Directors (the 'Board'), or the Board may adopt additional policies, without approval of the shareholders of the Company, although the Board has no present intention to do so. The Company allocated certain corporate general and administrative expenses, net interest expense and related assets and liabilities in accordance with the policies described below. Corporate assets and liabilities are primarily cash, deferred pension assets, income taxes and accrued liabilities.

FINANCIAL:
As a matter of policy, the Company manages most financial activities of the Minerals Group and the Services Group on a centralized, consolidated basis. Such financial activities include the investment of surplus cash; the issuance, repayment and repurchase of short-term and long-term debt; the issuance and repurchase of common stock and the payment of dividends. In preparing these financial statements, transactions primarily related to invested cash, short-term and long-term debt

                                      ---
                                       98

--------------------------------------------------------------------------------

(including convertible debt), related net interest and other financial costs have been attributed to the Minerals Group based upon its cash flows for the periods presented after giving consideration to the debt and equity structure of the Company. At December 31, 1994, the Company attributed long-term debt to the Minerals Group based upon the specific purpose for which the debt was incurred and cash flow requirements of the Minerals Group. See Note 9 for details and amount of long-term debt. The portion of the Company's interest expense allocated to the Minerals Group for 1994, 1993 and 1992 was $4,448, $359 and $2,800, respectively. Management believes such method of allocation to be equitable and a reasonable estimate of the cost attributable to the Minerals Group.

To the extent borrowings are deemed to occur between the Services Group and the Minerals Group, intergroup accounts have been established bearing interest at the rate in effect from time to time under the Company's unsecured credit lines or, if no such credit lines exist, at the prime rate charged by Chemical Bank from time to time. At December 31, 1994, the amount owed to the Services Group by the Minerals Group totaled $48,170 and at December 31, 1993, the amount owed the Minerals Group by the Services Group totaled $13,266, as a result of borrowings.

INCOME TAXES:
The Minerals Group is included in the consolidated U.S. federal income tax return filed by the Company.

The Company's consolidated provision and actual cash payments for U.S. federal income taxes are allocated between the Minerals Group and Services Group in accordance with the Company's tax allocation policy and reflected in the financial statements for each Group. In general, the consolidated tax provision and related tax payments or refunds are allocated between the Groups, for financial statement purposes, based principally upon the financial income, taxable income, credits and other amounts directly related to the respective Group. Tax benefits that cannot be used by the Group generating such attributes, but can be utilized on a consolidated basis, are allocated to the Group that generated such benefits and an intergroup account is established for the benefit of the Group generating the attributes. At December 31, 1994 and 1993, the Minerals Group was owed $39,186 and $20,541, respectively, from the Services Group for such tax benefits, of which $23,186 and $14,709, respectively, were not expected to be received within one year from such dates in accordance with the policy. As a result, the allocated Group amounts of taxes payable or refundable are not necessarily comparable to those that would have resulted if the Groups had filed separate tax returns.

SHARED SERVICES:
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Minerals Group based upon utilization and other methods and criteria which management believes to be equitable and a reasonable estimate of the cost attributable to the Minerals Group. These allocations were $6,845, $7,218 and $8,554 in 1994, 1993 and 1992, respectively.

PENSION:
The Minerals Group's pension cost related to its participation in the Company's noncontributory defined benefit pension plan is actuarially determined based on its respective employees and an allocable share of the pension plan assets and calculated in accordance with Statement of Financial Accounting Standards No. 87, 'Employers' Accounting for Pensions' ('SFAS 87'). Pension plan assets have been allocated to the Minerals Group based on the percentage of its projected benefit obligation to the plan's total projected benefit obligation. Management believes such method of allocation to be equitable and a reasonable estimate of the cost attributable to the Minerals Group.

3. SHAREHOLDER'S EQUITY

The following analyzes shareholder's equity of the Minerals Group for the periods presented:

                                        1994        1993        1992
-----------------------------------------------------------------
Balance at beginning of period      $(24,857)     12,302     (43,298)
Net income (loss)                    (52,948)    (32,980)     21,810
Stock options exercised                1,765       2,633         246
Stock released from employee
 benefits trust to employee
 benefits plan                           713         378         257
Stock sold from employee benefits
 trust to employee benefits plan          --          44          --
Issuance of $31.25 Series C
 Cumulative Preferred Stock,
 net of cash expenses                 77,082          --          --
Stock issued to employee
 benefits plan                            --          --         343
Stock sold to Services Group             253          48          --
Stock repurchases                     (3,767)       (591)     (2,177)
Dividends declared                    (9,165)     (4,583)     (3,648)
Costs of Services Stock Proposal          (2)     (1,599)         --
Foreign currency translation
 adjustment                            1,712        (215)       (600)
Tax benefit of options exercised         617         602          --
Conversion of debt                         1          --          --
Net cash (to) from the Company            --        (896)     39,369
--------------------------------------------------------------------
Balance at end of period            $ (8,596)    (24,857)     12,302
--------------------------------------------------------------------

                                      ---
                                       99

--------------------------------------------------------------------------------

Included in shareholder's equity is the cumulative foreign currency translation adjustment of $626, ($1,086) and ($871) at December 31, 1994, 1993 and 1992,
respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost consist of the following:

                                                     December 31
                                                1994        1993
-----------------------------------------------------------------
Bituminous coal lands                       $102,392     118,944
Land, other than coal lands                   25,555       7,414
Buildings                                      8,444      10,524
Machinery and equipment                      244,009     250,310
-----------------------------------------------------------------
                                            $380,400     387,192
-----------------------------------------------------------------

The estimated useful lives for property, plant and equipment are as follows:

                                                    Years
-----------------------------------------------------------------
 Buildings                                       10 to 15
 Machinery and equipment                          3 to 15

Depreciation and depletion of property, plant and equipment aggregated $27,481 in 1994, $23,245 in 1993 and $19,268 in 1992.

Mine development costs which were capitalized totaled $11,908 in 1994, $2,181 in 1993 and $18,487 in 1992.

5. ACCOUNTS RECEIVABLE -- TRADE

For each of the years in the three-year period ended December 31, 1994, the Company, on behalf of the Minerals Group maintained agreements with financial institutions whereby it had the right to sell certain coal receivables to those institutions. Certain agreements contained provisions for sales with recourse and other agreements had limited recourse. All agreements have since expired. No receivables were sold in 1994. In 1993 and 1992 total coal receivables of approximately $16,143 and $65,231, respectively, were sold under such agreements. As of December 31, 1994 and 1993, there were no receivables sold which remained to be collected.

6. INTANGIBLES

Intangibles consist entirely of the excess of cost over fair value of net assets of companies acquired and are net of accumulated amortization of $2,806 at December 31, 1994 and $164 at December 31, 1993. The estimated useful life of intangibles is generally forty years. Amortization of intangibles aggregated $2,642 in 1994, $43 in 1993 and $43 in 1992.

7. FINANCIAL INSTRUMENTS

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

DEBT
The aggregate fair value of the Minerals Group's long-term debt obligations, which is based upon quoted market prices and rates currently available to the Company for debt with similar terms and maturities, approximates the carrying amount.

OFF-BALANCE SHEET INSTRUMENTS
The Minerals Group utilizes off-balance sheet financial instruments, as discussed below, to hedge its market exposures. The risk that counterparties to these contracts may be unable to perform is minimized by limiting the counterparties to major financial institutions. The Company does not expect any losses due to such counterparty default.

Gold contracts -- In order to protect itself against downward movements in gold prices, the Minerals Group hedges a portion of its recoverable proved and probable reserves primarily through forward sales contracts. At December 31, 1994, 60,056 ounces of gold, representing approximately 30% of the Minerals Group's recoverable proved and probable reserves, were sold forward under forward sales contracts with a notional value of $24,679. Because only a portion of its future production is currently sold forward, the Minerals Group can take advantage of increases, if any, in the spot price of gold. At December 31, 1994, the fair value of the Minerals Group's forward sales contracts was not significant.

                                      ---
                                      100

--------------------------------------------------------------------------------

Interest rate contract -- As discussed further in Note 9, in 1994, the Company entered into a variable to fixed interest rate swap agreement with a notional amount of $40,000. Fair value at December 31, 1994 was $1,608. This contract has been attributed to the Minerals Group.

8. INCOME TAXES

The provision (credit) for income taxes consists of the following:

                           U.S.
                         Federal     Foreign     State       Total
-------------------------------------------------------------------
1994:
Current                  $(26,599)         50        --     (26,549)
Deferred                  (17,954)      1,008        97     (16,849)
-------------------------------------------------------------------
Total                    $(44,553)      1,058        97     (43,398)
-------------------------------------------------------------------
1993:
Current                  $ (7,539)         38       569      (6,932)
Deferred                  (20,358)     (3,100)   (1,642)    (25,100)
-------------------------------------------------------------------
Total                    $(27,897)     (3,062)   (1,073)    (32,032)
-------------------------------------------------------------------
1992:
Current                  $ (5,460)         15     1,178      (4,267)
Deferred                   13,426          --       489      13,915
-------------------------------------------------------------------
Total                    $  7,966          15     1,667       9,648
-------------------------------------------------------------------

The significant components of the deferred tax expense (benefit) were as follows:

                                         1994       1993      1992
------------------------------------------------------------------
Deferred tax expense (benefit),
 exclusive of the components
 listed below                        $(13,733)   (25,490)   12,244
Investment tax credit carryforwards        --         --     6,001
Net operating loss carryforwards         (595)      (273)      777
Alternative minimum tax credit         (1,021)     3,531    (7,182)
Change in the valuation allowance for
 deferred tax assets                   (1,500)    (1,368)    2,075
Adjustment to deferred tax assets and
 liabilities for the change in the
 U.S. federal tax rate                     --     (1,500)       --
------------------------------------------------------------------
                                     $(16,849)   (25,100)   13,915
------------------------------------------------------------------

The tax benefit for compensation expense related to the exercise of certain employee stock options for tax purposes in excess of compensation expense for financial reporting purposes is recognized as an adjustment to shareholder's equity.

The components of the net deferred tax asset as of December 31, 1994, and December 31, 1993, were as follows:

                                            1994        1993
-----------------------------------------------------------------
Deferred tax assets:
Accounts receivable                       $    844         811
Postretirement benefits other than
 pensions                                   91,704      90,760
Workers' compensation and other claims      51,492      54,140
Other liabilities and reserves              81,833      66,724
Miscellaneous                                8,636       9,017
Net operating loss carryforwards             2,277       1,682
Alternative minimum tax credits             23,402      22,079
Valuation allowance                         (8,115)     (9,615)
-----------------------------------------------------------------
Total deferred tax asset                   252,073     235,598
-----------------------------------------------------------------
Deferred tax liabilities:
Property, plant and equipment               32,245      43,765
Pension assets                              30,827      29,638
Other assets                                   990          --
Miscellaneous                               59,541      54,585
-----------------------------------------------------------------
Total deferred tax liability               123,603     127,988
-----------------------------------------------------------------
Net deferred tax asset                    $128,470     107,610
-----------------------------------------------------------------

The recording of net deferred federal tax assets is based upon their expected utilization in the Company's consolidated federal income tax return and the benefit that would accrue to the Minerals Group under the Company's tax allocation policy.

The valuation allowance relates to deferred tax assets in certain foreign and state jurisdictions.

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% in 1994 and 1993 and 34% in 1992 to the income (loss) before income taxes.

                                             Year Ended December 31
                                        1994        1993       1992
-------------------------------------------------------------------
Income (loss) before income taxes:
United States                       $(99,400)    (58,149)    33,640
Foreign                                3,054      (6,863)    (2,182)
-------------------------------------------------------------------
                                    $(96,346)    (65,012)    31,458
-------------------------------------------------------------------
Tax provision computed at
 statutory rate                     $(33,721)    (22,754)    10,696
Increases (reductions) in taxes
 due to:
Percentage depletion                  (9,313)     (7,598)    (5,033)
State income taxes (net of federal
 tax benefit)                          1,563        (448)       539
Change in the valuation allowance
 for deferred tax assets              (1,500)     (1,368)     2,075
Adjustment to deferred tax
 assets and liabilities for the
 change in the U.S. federal
 tax rate                                 --      (1,500)        --
Miscellaneous                           (427)      1,636      1,371
-------------------------------------------------------------------
Actual tax provision (credit)       $(43,398)    (32,032)     9,648
-------------------------------------------------------------------

                                      ---
                                      101

--------------------------------------------------------------------------------

It is the policy of the Minerals Group to accrue deferred income taxes on temporary differences related to the financial statement carrying amounts and tax bases of investments in foreign subsidiaries and affiliates which are expected to reverse in the foreseeable future. As of December 31, 1994 and December 31, 1993, there was no unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries and affiliates.

The Minerals Group is included in the Company's consolidated U.S. federal income tax return. Such returns have been audited and settled with the Internal Revenue Service through the year 1981.

As of December 31, 1994, the Minerals Group had $23,402 of alternative minimum tax credits allocated to it under the Company's tax allocation policy. Such credits are available to offset future U.S. federal income taxes and, under current tax law, the carryforward period for such credits is unlimited.

The tax benefit of net operating loss carryforwards for the Minerals Group as at December 31, 1994 was $2,277 and related to various state and foreign taxing jurisdictions. The expiration periods primarily range from 5 to 15 years.

9. LONG-TERM DEBT

A portion of the outstanding debt under the Company's credit agreement has been attributed to the Minerals Group. Total long-term debt of the Minerals Group consists of the following:

                                               As of December 31
                                                 1994       1993
-----------------------------------------------------------------
Senior obligations                            $   327        279
Obligations under capital leases (average
 rates 6.27% in 1994)                           1,882         --
-----------------------------------------------------------------
                                                2,209        279
-----------------------------------------------------------------
Attributed portion of Company's debt
U.S. dollar term loan due 1999 (year end
 rate 6.49% in 1994)                           76,566         --
Revolving credit notes due 1999 (year end
 rate 5.75% in 1994)                            9,400         --
-----------------------------------------------------------------
Total long-term debt, less current
 maturities                                   $88,175        279
-----------------------------------------------------------------

For the four years through December 31, 1999, minimum repayments of long-term debt outstanding are as follows:


                   1996            $  1,580
                   1997                 129
                   1998                 279
                   1999              85,983

In March 1994, the Company entered into a $350,000 credit agreement with a syndicate of banks (the 'New Facility'), replacing the Company's previously existing $250,000 of revolving credit agreements. The New Facility includes a $100,000 five-year term loan, which matures in March 1999. The portion of this loan attributed to the Minerals Group at December 31, 1994 was $76,566. The New Facility also permits additional borrowings, repayments and reborrowings of up to $250,000 until March 1999. The portion of additional borrowings attributed to the Minerals Group at December 31, 1994 was $9,400. Interest on borrowings under the New Facility is payable at rates based on prime, certificate of deposit, Eurodollar or money market rates.

In 1994, the Company entered into a standard three year variable to fixed interest rate swap agreement. This agreement fixed the Company's interest rate at 5% on current borrowings of $40,000 in principal. The principal amount to which the 5% interest rate applies declines periodically throughout the term of the agreement. This agreement has been attributed to the Minerals Group.

Under the terms of some of its debt instruments, the Company has agreed to various restrictions relating to the payment of dividends, the repurchase of capital stock, the maintenance of consolidated net worth, and the amount of additional funded debt which may be incurred. See the Company's consolidated financial statements and related footnotes.

At December 31, 1994, the Company's portion of outstanding unsecured letters of credit allocated to the Minerals Group was $45,236, primarily supporting its obligations under its various self-insurance programs.

10. STOCK OPTIONS

The Company grants options under its 1988 Stock Option Plan (the '1988 Plan') to executives and key employees and under its Non-Employee Directors Stock Option Plan (the 'Non-Employee Plan') to outside directors to purchase common stock at a price not less than 100% of quoted market value at date of grant. As part of the Services Stock Proposal (Note 1), the 1988 and the Non-Employee Plans were amended to permit option grants to be made to optionees with respect to either Services Stock or Minerals Stock, or both.

The Company's 1979 Stock Option Plan (the '1979 Plan') and 1985 Stock Option Plan (the '1985 Plan') terminated in 1985 and 1988, respectively, except as to options still outstanding.

                                      ---
                                      102

--------------------------------------------------------------------------------

At the Effective Date of the Services Stock Proposal, a total of 2,228,225 shares of common stock were subject to options outstanding under the 1988 Plan, the Non-Employee Plan, the 1979 Plan and the 1985 Plan. Pursuant to antidilution provisions in the option agreements covering such options, the Company converted these options into options for shares of Services Stock or Minerals Stock, or both, depending primarily on the employment status and responsibilities of the particular optionee. In the case of optionees having Company-wide responsibilities, each outstanding option was converted into an option for Services Stock and an option for Minerals Stock, in the same ratio as the distribution on the Effective Date of Minerals Stock to shareholders of the Company, viz., one share to one-fifth of the share, with any resultant fractional share of Minerals Stock rounded downward to the nearest whole num-ber of shares. In the case of other optionees, each outstanding option was converted into a new option for only Services Stock or Minerals Stock, as the case may be, following the Effective Date. As a result, 2,167,247 shares of Services Stock and 507,698 shares of Minerals Stock were subject to options outstanding as of the Effective Date.

The table below summarizes the related plan activity.

                                                        Aggregate
                                             No. of        Option
                                             Shares         Price
-----------------------------------------------------------------
THE PITTSTON COMPANY COMMON STOCK OPTIONS:
Granted:
1993                                         17,500     $     294
1992                                        758,300        11,706
Became exercisable:
1993                                        468,250         7,749
1992                                        320,009         5,367
Exercised:
1993                                        377,191         5,379
1992                                        113,347         1,472

PITTSTON MINERALS GROUP COMMON STOCK OPTIONS:
Outstanding:
12/31/94                                    507,323         9,571
12/31/93                                    623,498        11,023
Granted:
1994                                         23,000           431
1993                                        252,000         6,094
Became exercisable:
1994                                        108,259         1,978
1993                                          3,575            50
Exercised:
1994                                        128,667         1,765
1993                                        134,528         1,738

At December 31, 1994, a total of 271,815 shares of Minerals Stock were exercisable. In addition, there were 725,323 shares of Minerals
Stock reserved for issuance under the plans, including 218,000 shares of Minerals Stock reserved for future grant.

11. ACQUISITIONS

During 1994, a wholly owned indirect subsidiary of the Minerals Group completed the acquisition of substantially all of the coal mining operations and coal supply contracts of Addington Resources, Inc. for $157,324. The acquisition has been accounted for as a purchase; accordingly, the purchase price has been allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of acquisition. The fair value of assets acquired was $173,959 and liabilities assumed was $138,518. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was $121,883 and is being amortized over a period of forty years.

The acquisition was financed by the issuance of $80,500 of Convertible Preferred Stock (Note 1) and additional borrowings under existing credit facilities. In March 1994, the additional debt incurred for this acquisition was refinanced with a portion of the proceeds from the five-year term loan (Note 9).

The following pro forma results, however, assume that the acquisition and related financing had occurred at the beginning of 1993. The unaudited pro forma data below are not necessarily indicative of the results that would have occurred if the transaction was in effect for the year ended December 31, 1993, nor are they indicative of the future results of operations of the Minerals Group.

                                                   Pro Forma
                                                 (Unaudited)
                                                  Year Ended
                                                 December 31
                                                        1993
-----------------------------------------------------------------
Net sales and operating revenues                    $958,688
-----------------------------------------------------------------
Net loss                                           $ (17,357)
-----------------------------------------------------------------
Net loss attributed to common shares               $ (22,388)
-----------------------------------------------------------------
Net loss per common share                           $  (3.03)
-----------------------------------------------------------------
Average common shares outstanding                      7,381
-----------------------------------------------------------------

During 1993, the Minerals Group made installment and contingency payments related to acquisitions consummated in prior years. Total consideration paid was $699.

During 1992, the Minerals Group acquired two businesses for an aggregate purchase price of $45,142, including installment payments to be made of $1,720. Of the total purchase price, $42,734 was for the purchase of a company whose principal assets include two long-term coal supply contracts. The fair value of assets acquired was $48,168 and liabilities assumed was $3,026. The acquisitions were accounted for as purchases and

                                      ---
                                      103

--------------------------------------------------------------------------------

the purchase price was essentially equal to the fair value of net assets acquired. In addition, the Minerals Group made cash payments of $7,398 for an equity investment.

The results of operations of the acquired companies have been included in the Minerals Group's results of operations from their date of acquisition.

12. COAL JOINT VENTURE

The Minerals Group, through a wholly owned indirect subsidiary of the Company, entered into a partnership agreement in 1982 with four other coal companies to construct and operate coal port facilities in Newport News, Virginia, in the Port of Hampton Roads (the 'Facilities'). The Facilities commenced operations in 1984, and now have an annual throughput capacity of 22 million tons, with a ground storage capacity of approximately 2 million tons. The Minerals Group initially had an indirect 25% interest in the partnership, Dominion Terminal Associates ('DTA'). Initial financing of the Facilities was accomplished through the issuance of $135,000 principal amount of revenue bonds by the Peninsula Ports Authority of Virginia (the 'Authority'), which is a political subdivision of the Commonwealth of Virginia. In 1987, the original revenue bonds were refinanced by the issuance of $132,800 of coal terminal revenue refunding bonds of which two series of these bonds in the aggregate principal amount of $33,200 were attributable to the Minerals Group. In 1990, the Minerals Group acquired an additional indirect 7 1/2% interest in DTA for cash of $3,055 plus the assumption of bond indebtedness, increasing its ownership to 32 1/2%. With the increase in ownership, $9,960 of the remaining four additional series of the revenue refunding bonds of $99,600 became attributable to the Minerals Group. In November 1992, all bonds attributable to the Minerals Group were refinanced with the issuance of a new series of coal terminal revenue refunding bonds in the aggregate principal amount of $43,160. The new series of bonds bear a fixed interest rate of 7 3/8%. The Authority owns the Facilities and leases them to DTA for the life of the bonds, which mature on June 1, 2020. DTA may purchase the facilities for $1 at the end of the lease term. The obligations of the partners are several, and not joint.

Under loan agreements with the Authority, DTA is obligated to make payments sufficient to provide for the timely payment of the principal of and interest on the bonds of the new series. Under a throughput and handling agreement, the Minerals Group has agreed to make payments to DTA that in the aggregate will provide DTA with sufficient funds to make the payments due under the loan agreements and to pay the Minerals Group's share of the operating costs of the Facilities. The Company has also unconditionally guaranteed the payment of the principal of and premium, if any, and the interest on the new series of bonds. Payments for operating costs aggregated $7,173 in 1994, $7,949 in 1993 and $6,819 in 1992. The Minerals Group has the right to use 32 1/2% of the throughput and storage capacity of the Facilities subject to user rights of third parties which pay the Minerals Group a fee. The Minerals Group pays throughput and storage charges based on actual usage at per ton rates determined by DTA.

13. LEASES

The Minerals Group's businesses lease coal mining and other equipment under long-term operating leases with varying terms, and most of the leases contain renewal and/or purchase options. As of December 31, 1994, aggregate future minimum lease payments under noncancellable operating leases were as follows:

                                               Equipment
                                Facilities       & Other      Total
-------------------------------------------------------------------
  1995                               $ 687        29,162     29,849
  1996                                 736        20,410     21,146
  1997                                 785        14,996     15,781
  1998                                 783         9,284     10,067
  1999                                 771         3,199      3,970
  2000                                 766           716      1,482
  2001                                 483            75        558
  2002                                  30            --         30
  2003                                  30            --         30
  2004                                  30            --         30
  Later Years                          770            --        770
-------------------------------------------------------------------
                                    $5,871        77,842     83,713
-------------------------------------------------------------------

These amounts are net of aggregate future minimum noncancellable sublease rentals of $18. Almost all of the above amounts related to equipment are guaranteed by the Company.

Rent expense amounted to $35,583 in 1994, $24,854 in 1993 and $25,570 in 1992
and is net of sublease rentals of $69 in each year.

In 1994 the Minerals Group incurred capital lease obligations of $746 and assumed capital lease obligations of $16,210 as part of the Addington Resources, Inc. acquisition (Note 11). As of December 31, 1994, the Minerals Group's obligations under capital leases were not significant.

                                      ---
                                      104

--------------------------------------------------------------------------------

14. EMPLOYEE BENEFIT PLANS

The Minerals Group's businesses participate in the Company's noncontributory defined benefit pension plan covering substantially all nonunion employees who meet certain minimum requirements. Benefits under the plan are based on salary and years of service. The Minerals Group's pension cost is actuarially determined based on its employees and an allocable share of the pension plan assets. The Company's policy is to fund the actuarially determined amounts necessary to provide assets sufficient to meet the benefits to be paid to plan participants in accordance with applicable regulations. The net pension credit for 1994, 1993 and 1992 for the Minerals Group is as follows:

                                               Year Ended December 31
                                        1994         1993        1992
---------------------------------------------------------------------
Service cost -- benefits earned
 during year                        $  3,609        2,772       2,528
Interest cost on projected benefit
 obligation                            9,024        8,873       8,248
Loss (return) on assets -- actual      1,664      (20,347)    (15,105)
(Loss) return on assets -- deferred  (16,978)       6,317       1,833
Other amortization, net                2,270           --      (7,083)
---------------------------------------------------------------------
Net pension credit                  $   (411)      (2,385)     (9,579)
---------------------------------------------------------------------

The assumptions used in determining the net pension credit for the Company's major pension plan were as follows:

                                         1994     1993      1992
-----------------------------------------------------------------
Interest cost on projected benefit
 obligation                              7.5%     9.0%      9.0%
Expected long-term rate of return
 on assets                              10.0%    10.0%     10.0%
Rate of increase in compensation levels  4.0%     5.0%      5.0%

The Minerals Group's allocated funded status and deferred pension assets at December 31, 1994 and 1993 are as follows:


                                                 1994       1993
-----------------------------------------------------------------
Actuarial present value of accumulated
 benefit obligation:
Vested                                       $ 94,237    101,775
Nonvested                                       4,012      4,264
-----------------------------------------------------------------
                                               98,249    106,039
Benefits attributable to projected salaries    11,499     17,372
-----------------------------------------------------------------
Projected benefit obligation                  109,748    123,411
Plan assets at fair value                     157,847    165,849
-----------------------------------------------------------------
Excess of plan assets over projected benefit
 obligation                                    48,099     42,438
Unrecognized experience loss                   26,517     31,463
Unrecognized prior service cost                   271        254
-----------------------------------------------------------------
Net pension assets                             74,887     74,155
Current pension liability                         916        486
-----------------------------------------------------------------
Deferred pension asset per balance sheet     $ 75,803     74,641
-----------------------------------------------------------------

For the valuation of pension obligations and the calculation of the funded status, the discount rate was 8.75% in 1994 and 7.5% in 1993. The expected long-term rate of return on assets was 10% in both years. The rate of increase in compensation levels used was 4% in 1994 and 1993.

The unrecognized initial net asset at January 1, 1986, the date of adoption of SFAS 87, has been amortized over the estimated remaining average service life of the employees, which period ended at December 31, 1992. As of December 31, 1994, approximately 72% of plan assets were invested in equity securities and 28% in fixed income securities.

Under the 1990 collective bargaining agreement with the United Mine Workers of America ('UMWA'), the Minerals Group has made payments, based on hours worked, into escrow accounts established for the benefit of union employees (Note 18). The total amount accrued and escrowed by the Minerals Group's coal operations under this agreement as at December 31, 1994 and December 31, 1993, was $23,120 and $21,064, respectively. The amount escrowed and accrued is included in 'Short-term investments' and 'Miscellaneous accrued liabilities'.

The Minerals Group also provides certain postretirement health care and life insurance benefits for eligible active and retired employees in the United States.

For the years 1994, 1993 and 1992, the components of periodic expense for these postretirement benefits were as follows:

                                                 Year Ended December 31
                                             1994       1993       1992
------------------------------------------------------------------------
Service cost -- benefits
 earned during year                       $ 2,141      2,513      2,216
Interest cost on accumulated
 postretirement benefit
 obligation                                20,948     21,060     19,153
Amortization of (gains) losses              2,806        402         --
-----------------------------------------------------------------------
Total expense                             $25,895     23,975     21,369
-----------------------------------------------------------------------

The interest costs on the accumulated postretirement benefit obligation were based upon rates of 7.5% in 1994 and 9% in 1993 and 1992.

                                      ---
                                      105

--------------------------------------------------------------------------------

At December 31, 1994 and 1993, the actuarial and recorded liabilities for these postretirement benefits, none of which have been funded, were as follows:

                                            1994         1993
-----------------------------------------------------------------
Accumulated postretirement benefit
 obligation:
Retirees                                $215,043      200,380
Fully eligible active plan
 participants                             21,170       44,774
Other active plan participants            17,334       40,542
-----------------------------------------------------------------
                                         253,547      285,696
Unrecognized experience loss             (23,619)     (63,477)
-----------------------------------------------------------------
Liability included on the balance
 sheet                                   229,928      222,219
Less current portion                      16,951       14,803
-----------------------------------------------------------------
Noncurrent liability for postretire-
 ment health care and life insurance
 benefits                               $212,977      207,416
-----------------------------------------------------------------

The accumulated postretirement benefit obligation was determined using the unit credit method and an assumed discount rate of 8.75% in 1994 and 7.5% in 1993. The assumed health care cost trend rate used in 1994 was 10% for pre-65 retirees, grading down to 5% in the year 2001. For post-65 retirees, the assumed trend rate in 1994 was 8%, grading down to 5% in the year 2001. The assumed medicare cost trend rate used in 1994 was 7%, grading down to 5% in the year 2001.

A percentage point increase each year in the health care cost trend rate used would have resulted in a $2,810 increase in the aggregate service and interest components of expense for the year 1994, and a $40,920 increase in the accumulated postretirement benefit obligation at December 31, 1994.

The Minerals Group also participates in the Company's Savings-Investment Plan to assist eligible employees in providing for retirement or other future financial needs. Employee contributions are matched up to 5% of compensation (subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended). Contribution expense under the plan aggregated $1,468 in 1994, $2,021 in 1993 and $2,059 in 1992.

In May 1994, the Company's shareholders approved the Employee Stock Purchase Plan effective July 1, 1994. Eligible employees may elect to purchase shares of Services Stock and Minerals Stock at the lower of 85% of the fair market value as of specified dates. Under this plan employees of the Company purchased 11,843 shares of Minerals Stock for $187.

The Minerals Group sponsors two other defined contribution plans and contributions under these plans aggregated $470 in 1994, $475 in 1993 and $420 in 1992.

In October 1992, the Coal Industry Retiree Health Benefit Act of 1992 (the 'Health Benefit Act') was enacted as part of the Energy Policy Act of 1992. The Health Benefit Act established rules for the payment of future health care benefits for thousands of retired union mine workers and their dependents. Part of the burden for these payments was shifted by the Health Benefit Act from certain coal producers, which had a contractual obligation to fund such payments, to producers such as the Company which have collective bargaining agreements with the UMWA that do not require such payments and to numer-ous other companies which are no longer in the coal business. The Health Benefit Act established a trust fund to which 'signatory operators' and 'related persons', including the Company and certain of its coal subsidiaries (the 'Pittston Companies') are obligated to pay annual premiums for assigned beneficiaries, together with a pro rata share for certain beneficiaries who never worked for such employers ('unassigned beneficiaries'), in amounts determined by the Secretary of Health and Human Services on the basis set forth in the Health Benefit Act. For 1993 and 1994, this liability (on a pretax basis) was approximately $9,100 and $11,000, respectively. The Company believes that the annual liability under the Health Benefit Act for the Pittston Companies' assigned beneficiaries will continue in the $10,000 to $11,000 range for the next eight years and should begin to decline thereafter as the number of such assigned beneficiaries decreases.

Based on the number of beneficiaries actually assigned by the Social Security Administration, the Company estimates the aggregate pretax liability relating to the Pittston Companies' assigned beneficiaries at approximately $250,000, which when discounted at 8.75% provides a present value estimate of approximately $100,000.

The ultimate obligation that will be incurred by the Company could be significantly affected by, among other things, increased medical costs, decreased number of beneficiaries, governmental funding arrangements and such federal health benefit legislation of general application as may be enacted. In addition, the Health Benefit Act requires the Pittston Companies' to fund, pro rata according to the total number of assigned beneficiaries, a portion of the health benefits for unassigned beneficiaries. At this time, the funding for such health benefits is being provided from another source and for this and other reasons the Pittston Companies' ultimate obligation for the unassigned beneficiaries cannot be determined. The Company accounts for its obligations under the Health Benefit Act as a participant in a multi-employer plan and recognizes the annual cost on a pay-as-you-go basis.

                                      ---
                                      106

--------------------------------------------------------------------------------

15. RESTRUCTURING AND OTHER CHARGES, INCLUDING LITIGATION ACCRUAL

The market for metallurgical coal, for most of the past fifteen years, has been characterized by weak demand from primary steel producers and intense competition from foreign coal producers, especially those in Australia and Canada. Metallurgical coal sales contracts typically are subject to annual price negotiations, which increase the risk of market forces. As a result of the continuing long-term decline in the metallurgical coal markets, which was further evidenced by significant price reductions in early 1994, the Coal operations accelerated its strategy of decreasing its exposure to these markets. After a review of the economic viability of the remaining metallurgical coal assets in early 1994, management determined that four underground mines were no longer economically viable and should be closed resulting in significant economic impairment to three related preparation plants. In addition, it was determined that one surface steam coal mine, the Heartland mine, which provided coal to Alabama Power Company under a long-term sales agreement, would be closed due to rising costs caused by unfavorable geological conditions.

As a result of these decisions, the Minerals Group incurred a pre-tax charge of $90,806 ($58,116 after tax) in 1994 which included a reduction in the carrying value of these assets and related accruals for mine closure costs. These charges included asset write-downs of $46,487 which reduced the book carrying value of such assets to what management believes to be their net realizable value based on either estimated sales or leasing of such property to unrelated third parties. In addition, the charges included $3,836 for required lease payments owed to lessors for machinery and equipment that would be idled as a result of the mine and facility closures. The charges also included $19,290 for mine and plant closure costs which represented estimates for reclamation and other environmental costs to be incurred to bring the properties in compliance with federal and state mining and environmental laws. This accrual was required due to the premature closing of the mines. The accrual also included $21,193 in contractually or statutorily required employee severance and other benefit costs associated with termination of employees at these facilities and costs associated with inactive employees at these facilities. Such employee benefits included severance payments, medical insurance, workers' compensation and other benefits and have been calculated in accordance with contractually (collective bargaining agreements signed by certain coal subsidiaries included in the Company) and legally required employee severance and other benefits.

Of the four underground mines, one has ceased coal production, while the remaining three mines are expected to cease coal production in 1995. In 1994 the Company reached agreement with Alabama Power Company to transfer the coal sales contract serviced by the Heartland mine to another location in West Virginia. The Heartland mine ceased coal production during 1994 and final reclamation and environmental work is in process. At the beginning of 1994, there were approximately 750 employees involved in operations at these facilities and other administrative support. Employment at these facilities has been reduced by 52% to approximately 360 employees.

Although coal production has or will cease at the mines contemplated in the accrual, the Minerals Group will incur reclamation and environmental costs for several years to bring these properties into compliance with federal and state environmental laws. In addition, employee termination and medical costs will continue to be incurred for several years after the facilities have been closed. The significant portion of these employee liabilities is for statutorily provided workers' compensation costs for inactive employees. Such benefits include indemnity and medical payments as required under state workers compensation laws. The long payment periods are based on continued, and in some cases, lifetime indemnity and medical payments to injured former employees and their surviving spouses. Management believes that the charges incurred in 1994 should be sufficient to provide for these future costs and does not anticipate material additional future charges to operating earnings for these facilities, although continual cash funding will be required over the next several years.

In 1993 the Minerals Group incurred a pre-tax charge of $78,633 ($48,897 after tax) relating to mine closing costs including employee benefit costs and certain other noncash charges, together with previously reported litigation (the 'Ever-green Case') brought against the Company and a number of its coal subsidiaries by the trustees of certain pension and benefit trust fund established under collective bargaining agreements with the UMWA (Note 18). These charges impacted Coal and Mineral Ventures operating profit in the amount of $70,713 and $7,920, respectively.

The charge in the Mineral Ventures segment in 1993, related to the write-down of the Mineral Group's investment in the Uley graphite mine in Australia. Although reserve drilling of the Uley property indicates substantial graphite deposits, processing difficulties, depressed graphite prices which remained signifi-cantly below the level prevailing at the start of the project and

                                      ---
                                      107

--------------------------------------------------------------------------------

an analysis of various technical and marketing conditions affecting the project resulted in the determination that the assets had been impaired and that loss recognition was appropriate. The charge included asset write-downs of $7,496 which reduced the carrying value of such assets to zero.

The following table analyzes the changes in liabilities during the last three years for facility closure costs recorded as restructuring and other charges:

                                                  Employee
                                       Mine   Termination,
                           Leased       and        Medical
                        Machinery     Plant            and
                              and   Closure      Severance
                        Equipment     Costs          Costs   Total
------------------------------------------------------------------
Balance as of January
 1, 1993 (a)               $1,146    35,499         35,413  72,058
Additions                   2,782     1,598          6,267  10,647
Payments (b)                  836     8,663          7,463  16,962
------------------------------------------------------------------
Balance as of December
 31, 1993                   3,092    28,434         34,217  65,743
Additions                   3,836    19,290         21,193  44,319
Payments (c)                3,141     9,468         12,038  24,647
------------------------------------------------------------------
Balance as of December
 31, 1994                  $3,787    38,256         43,372  85,415
------------------------------------------------------------------

(a) These amounts represent the remaining liabilities for facility closure costs recorded as restructuring and other charges in prior years. The original charges included $2,312 for leased machinery and equipment, $50,645 principally for incremental facility closing costs, including reclamation and $47,841 for employee benefit costs, primarily workers' compensation, which will continue to be paid for several years.

(b) These amounts represent total cash payments made during the year for liabilities recorded in prior years.

(c) These amounts represent total cash payments made during the year for these charges. Of the total payments made, $8,672 was for liabilities recorded in years prior to 1993, $5,822 was for liabilities recorded in 1993 and $10,153 was for liabilities recorded in 1994.

During the next twelve months, expected cash funding of these charges is approximately $21,000. Management estimates that the remaining liability for leased machinery and equipment will be fully paid over the next two years. The liability for mine and plant closure costs is expected to be satisfied over the next ten years of which approximately 70% is expected to be paid over the first three years. The liability for employee related costs, which is primarily workers' compensation, is estimated to be 70% settled over the next five years with the balance paid during the following five to ten years.

16. OTHER INCOME AND EXPENSE

Other operating income primarily includes royalty income and gains on sales of assets.

Other income includes a gain aggregating $2,341 in 1992 from the sale of investments in leveraged leases, which increased net income by $.37 per share in 1992.

17. SEGMENT INFORMATION

Net sales by geographic area are as follows:

                                              Year Ended December 31
                                        1994        1993        1992
--------------------------------------------------------------------
United States:
Domestic customers                  $512,875     359,748     314,092
Export customers in Europe           131,447     132,753     136,636
Export customers in Japan             71,937      84,195      96,090
Other export customers                63,245      95,548     111,053
--------------------------------------------------------------------
                                     779,504     672,244     657,871
Australia                             15,494      14,845          --
--------------------------------------------------------------------
                                    $794,998     687,089     657,871
--------------------------------------------------------------------

The following is derived from the business segment information in the Company's consolidated financial statements as it relates to the Minerals Group. See Note 2, Related Party Transactions, for a description of the Company's policy for corporate allocations.

The Minerals Group's portion of the Company's operating profit is as follows:

                                             Year Ended December 31
                                        1994        1993       1992
--------------------------------------------------------------------
United States*                      $(85,305)    (49,157)    35,713
Australia*                             2,988      (7,391)    (2,164)
--------------------------------------------------------------------
Minerals Group's portion of the
 Company's segment operating profit  (82,317)    (56,548)    33,549
Corporate expenses allocated to the
 Minerals Group                       (6,845)     (7,218)    (8,554)
Pension credit                            --          --      7,083
-------------------------------------------------------------------
Operating profit (loss)             $(89,162)    (63,766)    32,078
-------------------------------------------------------------------

* Operating profit (loss) includes restructuring and other charges, including litigation accrual aggregating $90,806 in 1994 all of which is included in the United States and $78,633 in 1993, of which $70,713 is included in the United States and $7,920 is included in Australia (Note 15).

The Minerals Group's portion of the Company's assets at year end is as follows:

                                                   As of December 31
                                        1994        1993        1992
--------------------------------------------------------------------
United States                       $764,399     503,002     513,819
Australia                             19,104      13,162      19,106
--------------------------------------------------------------------
Minerals Group's portion of the
 Company's assets                    783,503     516,164     532,925
Minerals Group's portion of
 corporate assets                     84,009      90,083      54,771
--------------------------------------------------------------------
Total Minerals Group's assets       $867,512     606,247     587,696
--------------------------------------------------------------------

                                      ---
                                      108

--------------------------------------------------------------------------------

Industry segment information is as follows:

                                           Year Ended December 31
                                       1994       1993       1992
-----------------------------------------------------------------
REVENUES:
Coal                               $779,504    672,244    657,871
Mineral Ventures                     15,494     14,845         --
-----------------------------------------------------------------
Total revenues                     $794,998    687,089    657,871
-----------------------------------------------------------------
OPERATING PROFIT (LOSS):
Coal*                              $(83,451)   (48,246)    36,905
Mineral Ventures*                     1,134     (8,302)    (3,356)
-----------------------------------------------------------------
Segment operating profit
 (loss)                             (82,317)   (56,548)    33,549
Allocated general corporate
 expense                             (6,845)    (7,218)    (8,554)
Pension credit                           --         --      7,083
-----------------------------------------------------------------
Total operating profit (loss)      $(89,162)   (63,766)    32,078
-----------------------------------------------------------------

* Operating profit (loss) of the Coal segment includes restructuring and other charges, including litigation accrual of $90,806 in 1994 and $70,713 in 1993 (Note 15). Operating loss of the Mineral Ventures segment includes restructuring and other charges of $7,920 in 1993 (Note 15).

CAPITAL EXPENDITURES:
Coal                               $ 25,016     15,499     48,945
Mineral Ventures                      2,514      2,690      6,526
Allocated general corporate              90         47         70
-----------------------------------------------------------------
Total capital expenditures         $ 27,620     18,236     55,541
-----------------------------------------------------------------

DEPRECIATION, DEPLETION AND AMORTIZATION:
Coal                               $ 44,731     25,679     22,961
Mineral Ventures                      1,202      1,779          3
Allocated general corporate             141        133        131
-----------------------------------------------------------------
Total depreciation, depletion and
 amortization                      $ 46,074     27,591     23,095
-----------------------------------------------------------------

ASSETS AT DECEMBER 31:
Coal                               $761,827    499,494    513,338
Mineral Ventures                     21,676     16,670     19,587
-----------------------------------------------------------------
Identifiable assets                 783,503    516,164    532,925
Allocated portion of the
 Company's corporate assets          84,009     90,083     54,771
-----------------------------------------------------------------
Total assets                       $867,512    606,247    587,696
-----------------------------------------------------------------

In 1994, 1993 and 1992, net sales to one customer of the Coal segment amounted to $111,830, $106,253 and $86,319, respectively.

18. LITIGATION

In 1988, the trustees of certain pension and benefit trust funds established under collective bargaining agreements with the UMWA brought an action (the 'Evergreen Case') against the Company and a number of its coal subsidiaries in the United States District Court for the District of Columbia, claiming that the defendants are obligated to contribute to such trust funds in accordance with the provisions of the 1988 and subsequent National Bituminous Coal Wage Agreements, to which neither the Company nor any of its subsidiaries is a signatory. In January 1992, the Court issued an order granting summary judgment in favor of the trustees on the issue of liability, which was thereafter affirmed by the Court of Appeals. In June 1993 the United States Supreme Court denied a petition for a writ of certiorari. The case has been remanded to District Court, and damage and other issues remain to be decided. In September 1993, the Company filed a motion seeking relief from the District Court's grant of summary judgment based on, among other things, the Company's allegations that plaintiffs improperly withheld evidence that directly refutes plaintiffs' representations to the District Court and the Court of Appeals in this case. In December 1993, that motion was denied. On May 23, 1994, the trustees filed a Motion for Entry of Final Judgment seeking approximately $71,100 in delinquent contributions, interest and liquidated damages through May 31, 1994, plus approximately $17 additional interest and liquidated damages for each day between May 31, 1994, and the date final judgment was entered, plus ongoing contributions to the 1974 Pension Plan. The Company has opposed this motion. There has been no decision on this motion or final judgment entered to date.

In furtherance of its ongoing effort to identify other available legal options for seeking relief from what it believes to be an erroneous finding of liability in the Evergreen Case, the Company has filed suit against the Bituminous Coal Operators Association ('BCOA') and others to hold them responsible for any damages sustained by the Company as a result of the Evergreen Case. Although the Company is continuing that effort, the Company, following the District Court's ruling in December 1993, recognized the potential liability that may result from an adverse judgment in the Evergreen Case (Notes 14 and 15).

                                      ---
                                      109

--------------------------------------------------------------------------------

In any event, any final judgment in the Evergreen Case will be subject to appeal. In December 1994, the District Court ordered that the Evergreen Case, as well as related cases filed against other coal companies, and the BCOA case, be submitted to mediation before a federal judge in an effort to obtain a settlement. The mediation process is ongoing.

As a result of the Health Benefit Act (Note 14), there is no continuing liability in this case in respect of health benefit funding after February 1, 1993.

In April 1990, the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ('Tankport') in Jersey City, New Jersey, which operations were sold in 1983. Under the settlement agreement, the Company is obligated to pay 80% of the remediation costs. Based on data available to the Company and its environmental consultants, the Company estimates its portion of the cleanup costs on an undiscounted basis using existing technologies to be between $6,700 and $14,100 over a period of up to five years. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which the clean-up will be conducted. The clean-up estimates have been modified in light of certain regulatory changes promulgated in December 1994.

The Company commenced insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. Although the underwriters have disputed this claim, management and its legal counsel believe that recovery is probable of realization in the full amount of the claim. This conclusion is based upon, among other things, the nature of the pollution policies which were broadly designed to cover such contingent liabilities, the favorable state of the law in the State of New Jersey (whose laws have been found to control the interpretation of the policies), and numerous other factual considerations which support the Company's analysis of the insurance contracts and rebut the underwriters defenses. Accordingly, there is no net liability in regard to the Tankport obligation.

19. COMMITMENTS

At December 31, 1994, the Minerals Group had contractual commitments to purchase coal which is primarily used to blend with company mined coal. Based on the contract provisions these commitments are currently estimated to aggregate approximately $276,111 and expire from 1995 through 1998 as follows:

           1995                                $105,112
           1996                                  89,219
           1997                                  56,970
           1998                                  24,810
-----------------------------------------------------------------------
                                               $276,111
-----------------------------------------------------------------------

Purchases under the contracts were $53,097 in 1994, $81,069 in 1993 and $74,331 in 1992.

20. SUPPLEMENTAL CASH FLOW INFORMATION

For the years ended December 31, 1994 and 1992, there were net cash tax refunds of $12,851 and $6,962, respectively. For the year ended December 31, 1993, cash payments for income taxes, net of refunds received was $2,461.

For the years ended December 31, 1994, 1993 and 1992, cash payments for interest were $5,985, $2,126 and $2,637, respectively.

In December 1993, the Minerals Group sold the majority of the assets of its captive mine supply company. Cash proceeds of $8,400 from the sale were received on January 2, 1994, and have been included in 'Cash flow from investing activities: Other, net' in 1994.

During 1993, the Minerals Group sold a coal preparation plant and related interest in land, equipment and facilities for mineral reserves with a fair market value of $13,300 and cash of $10,700. The cash proceeds of $10,700 less $1,001 in expenses related to the transaction were included in 'Cash flow from investing activities: Other, net'.

                                      ---
                                      110

--------------------------------------------------------------------------------

21. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Tabulated below are certain data for each quarter of 1994 and 1993.

                                 1st         2nd         3rd         4th
------------------------------------------------------------------------
1994 QUARTERS:
Net sales                  $ 176,742     202,149     210,142     205,965
Gross profit (loss)          (13,039)     13,105      10,770      12,576
Net income (loss)          $ (74,079)      6,750       6,196       8,185

Per Pittston Minerals Group
 Common Share:
Net income (loss)
Primary                    $   (9.96)        .72         .74         .91
Fully diluted              $   (9.96)        .67         .61         .81

1993 QUARTERS:
Net sales                  $ 167,991     174,457     169,040     175,601
Gross profit                  10,156       9,794      10,065      11,395
Net income (loss)          $   2,742       3,170       5,932     (44,824)

Per Pittston Minerals Group
 Common Share:
Net income (loss)
Primary                    $     .38         .43         .80       (5.98)
Fully diluted              $     .37         .43         .79       (5.98)

Net income (loss) in the first quarter of 1994, included restructuring and other charges of $58,116 (Note 15).

Net income (loss) in the fourth quarter of 1993, included restructuring and other charges, including litigation accrual of $48,897 (Note 15).

             ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------
Not applicable.

                                      ---
                                      111

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

The information required by this Item regarding directors is incorporated by reference to Pittston's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 1994. The information regarding executive officers is included in this report following Item 4, under the caption 'Executive Officers of the Registrant.'

                         ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

The information required by Items 11 through 13 is incorporated by reference to Pittston's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 1994.


                                    PART IV
--------------------------------------------------------------------------------

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a) 1. All financial statements -- see index to financial statements and schedules.

     2. Financial statement schedules -- see index to financial statements and schedules.

     3.  Exhibits -- see exhibit index.

(b) No reports on Form 8-K were filed during the last quarter of the Company's 1994 fiscal year.

UNDERTAKING

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8 Nos. 2-64258, 33-2039, 33-21393, 33-23333, 33-69040 and 33-53565:

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

                                      ---
                                      112

The Pittston Company and Subsidiaries

--------------------------------------------------------------------------------
 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 1995.

                                                  The Pittston Company
                                                 -----------------------
                                                      (Registrant)

                                               By      J. C. Farrell
                                                 -----------------------
                                                     (J. C. Farrell,
                                                      Chairman of
                                                  the Board, President
                                                          and
                                                     Chief Executive
                                                       Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 29, 1995.

                Signatures                                      Title
------------------------------------------    -----------------------------------------
R. G. Ackerman*                                               Director
M. J. Anton*                                                  Director
J. R. Barker*                                                 Director
J. L. Broadhead*                                              Director
W. F. Craig*                                                  Director

   J. C. Farrell                                      Director and Chairman of
   -------------                                      the Board, President and
(J. C. Farrell)                                        Chief Executive Officer
                                                    (principal executive officer)
C. F. Haywood*                                                Director
E. G. Jordan*                                                 Director
D. L. Marshall*                                      Director and Vice Chairman
                                                            of the Board

   G. R. Rogliano                                  Vice President - Controllership
   --------------                             and Taxes (principal accounting officer)
(G. R. Rogliano)
R. H. Spilman*                                                Director
R. G. Stone, Jr.*                                             Director
A. H. Zimmerman*                                              Director

      *By           J. C. Farrell
          -------------------------------
         (J. C. Farrell, Attorney-in-Fact)

The Registrant does not have any designated principal financial officer.

                                      ---
                                      113

The Pittston Company and Subsidiaries

--------------------------------------------------------------------------------
 INDEX  TO  FINANCIAL  STATEMENTS  AND  SCHEDULES

FINANCIAL STATEMENTS:

THE PITTSTON COMPANY AND SUBSIDIARIES
 Statement of Management Responsibility.....................    49
 Independent Auditors' Report...............................    49
 Consolidated Balance Sheets................................    50
 Consolidated Statements of Operations......................    51
 Consolidated Statements of Shareholders' Equity............    52
 Consolidated Statements of Cash Flows......................    53
 Notes to Consolidated Financial Statements.................    54

PITTSTON SERVICES GROUP
 Statement of Management Responsibility.....................    73
 Independent Auditors' Report...............................    73
 Balance Sheets.............................................    74
 Statements of Operations...................................    75
 Statements of Cash Flows...................................    76
 Notes to Financial Statements..............................    77

PITTSTON MINERALS GROUP
 Statement of Management Responsibility.....................    91
 Independent Auditors' Report...............................    91
 Balance Sheets.............................................    92
 Statements of Operations...................................    93
 Statements of Cash Flows...................................    94
 Notes to Financial Statements..............................    95
FINANCIAL STATEMENT SCHEDULES:

Independent Auditors' Report on Financial Statement
Schedules...................................................   115

THE PITTSTON COMPANY AND SUBSIDIARIES
VIII - Valuation and Qualifying Accounts....................   116

PITTSTON SERVICES GROUP
VIII - Valuation and Qualifying Accounts....................   117

Schedules other than those listed above are omitted because they are not applicable or not required, or the information is included elsewhere in the financial statements.

                                      ---
                                      114

-------------------------------------------------------------------------------

The Pittston Company and Subsidiaries

-----------------------------------------------------------------
 INDEPENDENT  AUDITORS'  REPORT

The Board of Directors and Shareholders
The Pittston Company

Under date of January 25, 1995, we reported on the consolidated balance sheets of The Pittston Company and subsidiaries (the 'Company') as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994, and the balance sheets of Pittston Services Group as of December 31, 1994 and 1993, and the related statements of operations and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 Annual Report on Form 10-K of The Pittston Company. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, the Company's financial statement schedule, when considered in relation to the basic consolidated financial statements of the Company taken as a whole, and Pittston Services Group's financial statement schedule, when considered in relation to the basic financial statements of Pittston Services Group taken as a whole, present fairly, in all material respects, the information set forth therein.

Our report for Pittston Services Group contains an explanatory paragraph that states that the financial statements of Pittston Services Group should be read in connection with the audited consolidated financial statements of the Company.


KPMG Peat Marwick LLP
Stamford, Connecticut

January 25, 1995

                                      ---
                                      115

The Pittston Company and Subsidiaries

--------------------------------------------------------------------------------
 VALUATION  AND  QUALIFYING  ACCOUNTS
(In thousands)
SCHEDULE VIII

Column A                                    Column B         Column C                         Column D                 Column E
----------------------------------------  ----------  ----------------------                 ---------                ---------
                                                            Additions
                                                      ----------------------
                                          Balance at  Charged to  Charged to                                            Balance
                                           beginning   costs and       other                                          at end of
Description                                of period    expenses    accounts                Deductions                   period
-------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1994
Estimated uncollectible amount of notes                                  926  (a)
 and accounts receivable                  $   16,040       4,532         287  (b)                6,051  (c)              15,734
-------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1993
Estimated uncollectible amount of notes                                  551  (a)
 and accounts receivable                  $   15,930       6,880         944  (b)                8,265  (c)              16,040
-------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1992
Estimated uncollectible amount of notes                                  814  (a)
 and accounts receivable                  $   15,984       4,058         852  (b)                5,778  (c)              15,930
-------------------------------------------------------------------------------------------------------------------------------

(a) Amounts recovered.
(b) Amounts reclassified from other accounts.
(c) Accounts written off.

                                      ---
                                      116

Pittston Services Group

--------------------------------------------------------------------------------
 VALUATION  AND  QUALIFYING  ACCOUNTS
(In thousands)
SCHEDULE VIII

Column A                                         Column B         Column C                         Column D                 Column E
---------------------------------------------  ----------  ----------------------                 ---------                ---------
                                                                 Additions
                                                           ----------------------
                                               Balance at  Charged to  Charged to                                            Balance
                                                beginning   costs and       other                                          at end of
Description                                     of period    expenses    accounts                Deductions                   period
------------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1994
Estimated uncollectible amount of notes                                       926  (a)
 and accounts receivable                       $   13,745       4,400         287  (b)                5,504  (c)              13,854
------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1993
Estimated uncollectible amount of notes                                       551  (a)
 and accounts receivable                       $   14,133       6,352         695  (b)                7,986  (c)              13,745
------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1992
Estimated uncollectible amount of notes                                       814  (a)
 and accounts receivable                       $   14,223       3,897         852  (b)                5,653  (c)              14,133
------------------------------------------------------------------------------------------------------------------------------------

(a) Amounts recovered.
(b) Amounts reclassified from other accounts.
(c) Accounts written off.

                                      ---
                                      117

The Pittston Company and Subsidiaries

--------------------------------------------------------------------------------
 EXHIBIT  INDEX

Each Exhibit listed below that is followed by a reference to a previously filed document is hereby incorporated by reference to such document.

EXHIBIT
NUMBER                         DESCRIPTION

3(a)   The Registrant's Restated Articles of Incorporation. Exhibit
       3(a) to the Registrant's report on Form 8-K dated January
       28, 1994.

3(b)   The Registrant's Bylaws, as amended. Exhibit 3(b) to the
       Registrant's report on Form 8-K dated December 3, 1993.

4(a)   (i)      Amended and Restated Rights Agreement dated as of
                July 26, 1993, between the Registrant and Chemical
                Bank, as Rights Agent. Exhibit 2 to the
                Registrant's Registration Statement on Form 8-A
                dated July 22, 1993 (the 'Form 8-A').
       (ii)     Form of Right Certificate for Services Rights.
                Exhibit B-1 to the Form 8-A.
       (iii)    Form of Right Certificate for Minerals Rights.
                Exhibit B-2 to the Form 8-A.
       Instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries have
       been omitted because the amount of debt under any such
       instrument does not exceed 10% of the total assets of the
       Registrant and its consolidated subsidiaries. The Registrant agrees to furnish a copy of any such instrument to the
       Commission upon request.

10(a)* The Registrant's 1979 Stock Option Plan, as amended. Exhibit
       10(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (the '1992 Form 10-K').

10(b)* The Registrant's 1985 Stock Option Plan, as amended. Exhibit
       10(b) to the 1992 Form 10-K.

10(c)* The Registrant's Key Employees Incentive Plan, as amended.
       Exhibit 10(c) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (the '1991 Form 10-K').

10(d)* The Company's Key Employees' Deferred Compensation Program.
       Exhibit 10.6 to the First Quarter 1994 Form 10-Q.

10(e)* (i)      The Registrant's Pension Equalization Plan, as
                amended. Exhibit 10(a) to the Registrant's
                Quarterly Report on Form 10-Q for the quarter ended
                September 30, 1994 (the 'Third Quarter 1994 Form
                10-Q').

       (ii)     Trust Agreement under the Pension Equalization
                Plan, Retirement Plan for Non-Employee Directors and Certain Contractual Arrangements of The Pitt-ston Company made as of September 16, 1994, by and between the Registrant and Chase Manhattan Bank
                (National Association), as Trustee. Exhibit 10(i) to the Third Quarter 1994 Form 10-Q.

       (iii) Form of letter agreement dated as of September 16, 1994, between the Registrant and one of its officers. Exhibit 10(e) to the Third Quarter 1994
                Form 10-Q.

       (iv) Form of letter agreement dated as of September 16, 1994, between the Registrant and Participants pursuant to the Pension Equalization Plan. Exhibit
                10(f) to the Third Quarter 1994 Form 10-Q.

10(f)* The Registrant's Executive Salary Continuation Plan. Ex-hibit 10(e) to the 1991 Form 10-K.

10(g)* The Registrant's 1988 Stock Option Plan, as amended. Exhibit
       10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (the 'First Quarter 1994
       Form 10-Q').

10(h)* The Registrant's Non-Employee Directors' Stock Option Plan.
       Exhibit 10(g) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (the '1993 Form 10-K').

10(i)* (i)      Employment Agreement dated as of May 1, 1993,
                between the Registrant and J. C. Farrell. Exhibit
                10 to the Registrant's Quarterly Report on Form
                10-Q for the quarter ended March 31, 1993.

       (ii)     Amendment No. 1 to Employment Agreement dated as of
                May 1, 1993, between the Registrant and J. C.
                Farrell. Exhibit 10(h) to the 1993 Form 10-K.

       (iii)    Form of Amendment No. 2 dated as of September 16,
                1994, to Employment Agreement dated as of May 1,
                1993, as amended by Amendment No. 1 thereto dated
                March 18, 1994, between the Registrant and Joseph
                C. Farrell. Exhibit 10(b) to the Third Quarter 1994
                Form 10-Q.

                                      ---
                                      118

--------------------------------------------------------------------------------

10(j)* (i)      Employment Agreement dated as of June 1, 1994,
                between the Registrant and D. L. Marshall. Exhibit
                10 to the Second Quarter 1994 Form 10-Q.
       (ii)     Form of Letter Agreement dated as of September 16,
                1994, amending Employment Agreement dated as of
                June 1, 1994, between the Registrant and D. L.
                Marshall. Exhibit 10(c) to the Third Quarter 1994
                Form 10-Q.

10(k)* The Company's 1994 Employee Stock Purchase Plan.
       Exhibit 10.7 to the First Quarter 1994 Form 10-Q.

10(l)* (i)      Form of change in control employment agreement
                between the Registrant and Messrs. Farrell and
                Marshall. Exhibit 10(j) to the 1987 Form 10-K.
       (ii)     Form of change in control employment agreement
                between the Registrant and two of its officers.
                Exhibit 10(l)(ii) to the 1989 Form 10-K.
       (iii)    Form of change in control employment agreement
                between the Registrant (or a subsidiary) and seven
                of the Registrant's officers. Exhibit 10(l)(iii) to
                the 1989 Form 10-K.
       (iv)     Form of letter agreement amending change in control
                employment agreements between the Registrant (or a
                subsidiary) and seven of the Registrant's officers.
                Exhibit 10(k)(iv) to the 1993 Form 10-K.

10(m)* Form of Indemnification Agreement entered into by the Registrant with its directors and officers. Exhibit 10(l) to the 1991 Form 10-K.

10(n)* (i)      Registrant's Retirement Plan for Non-Employee
                Directors, as amended. Exhibit 10(g) to the Third
                Quarter 1994 Form 10-Q
       (ii)     Form of letter agreement dated as of September 16,
                1994, between the Registrant and its Non-Employee
                Directors pursuant to Retirement Plan for Non-
                Employee Directors. Exhibit 10(h) to the Third
                Quarter 1994 Form 10-Q.

10(o)* Registrant's Amended and Restated Plan for Deferral of
       Directors' Fees. Exhibit 10(o) to the 1989 Form 10-K.

10(p)  (i)      Participation Agreement (the 'Participation Agree-
                ment') dated as of December 19, 1985, among Bur-
                lington Air Express Inc. (formerly, Burlington
                Northern Air Freight Inc. and Burlington Air
                Express USA Inc.) ('Burlington'), the loan
                participants named therein (the 'Loan
                Participants'), Manufacturers Hanover Leasing
                Corporation, as Owner Participant (the 'Owner
                Participant'), The Connecticut National Bank, as
                Indenture Trustee (the 'Indenture Trustee') and
                Meridian Trust Company, as Owner Trustee (the
                'Owner Trustee'). Exhibit 10(p)(i) to the
                Registrant's Annual Report on Form 10-K for the
                year ended December 31, 1988 (the '1988 Form
                10-K').

       (ii)     Trust Agreement (the 'Trust Agreement') dated as of
                December 19, 1985, between the Owner Participant and the Owner Trustee. Exhibit 10(p)(ii) to the 1988 Form 10-K.

       (iii) Trust Indenture and Mortgage (the 'Trust Indenture and Mortgage') dated December 19, 1985, between the Owner Trustee, as Mortgagor, and the Indenture
                Trustee, as Mortgagee (the 'Mortgagee'). Exhibit
                10(p)(iii) to the 1988 Form 10-K.

       (iv)     Lease Agreement (the 'Lease Agreement') dated as of
                December 19, 1985, between the Owner Trustee, as
                Lessor, and Burlington, as Lessee. Exhibit
                10(p)(iv) to the 1988 Form 10-K.

       (v)      Tax Indemnity Agreement (the 'Tax Indemnity
                Agreement') dated as of December 19, 1985, between the Owner Participant and Burlington, including
                Amendment No. 1 dated March 10, 1986. Exhibit
                10(p)(v) to the 1988 Form 10-K.

       (vi)     Guaranty (the 'Guaranty') dated as of December 19,
                1985, by the Registrant. Exhibit 10(p)(vi) to the 1988 Form 10-K.

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

                                      ---
                                      119

--------------------------------------------------------------------------------

       (viii)   Lease Supplements Nos. 1 through 4 dated December
                23 and 30, 1985 and March 10 and May 8, 1986,
                between the Owner Trustee, as Lessor, and Burling-ton, as Lessee, including Amendment No. 1 dated as of October 1, 1986 to Lease Supplements Nos. 3 and
                4. Exhibit 10(p)(viii) to the 1988 Form 10-K.

       (ix)     Letter agreement dated March 10, 1986, among the
                Owner Participant, the Mortgagee, the Owner Trus-tee, the Loan Participants, Burlington and the Registrant, amending the Lease Agreement, the Trust
                Indenture and Mortgage and the Participation Agree-ment. Exhibit 10(p)(ix) to the 1988 Form 10-K.

       (x) Letter agreement dated as of May 8, 1986, among the Owner Participant, the Mortgagee, the Owner Trus-tee, the Loan Participants, Burlington and the Registrant, amending the Participation Agreement.
                Exhibit 10(p)(x) to the 1988 Form 10-K.

       (xi) Letter agreement dated as of May 25, 1988, between the Owner Trustee, as Lessor, and Burlington, as Lessee, amending the Lease Agreement. Exhibit
                10(p)(xi) to the 1988 Form 10-K.

       (xii)    Partial Termination of Lease, dated September 18,
                1992, between the Owner Trustee, as Lessor, and Burlington, as Lessee, amending the Lease Agree-ment. Exhibit 10(o)(xii) to the 1992 Form 10-K.

       (xiii)   Partial Termination of Trust Indenture and
                Mortgage, dated September 18, 1992, between the
                Indenture Trustee, as Mortgagee, and the Owner
                Trustee, as Mortgagor, amending the Trust Indenture and Mortgage. Exhibit 10(o)(xiii) to the 1992 Form
                10-K.

       (xiv) Trust Agreement and Mortgage Supplement No. 5, dated September 18, 1992, between the Owner Trus-tee, as Mortgagor, and the Indenture Trustee, as Mortgagee. Exhibit 10(o)(xiv) to the 1992 Form
                10-K.

       (xv) Lease Supplement No. 5, dated September 18, 1992, between the Owner Trustee, as Lessor, and Burling-ton, as Lessee. Exhibit 10(o)(xv) to the 1992 Form
                10-K.

       (xvi) Lease Supplement No. 6, dated January 20, 1993, between the Owner Trustee, as Lessor, and Burling-ton, as Lessor, amending the Lease Agreement. Ex-hibit 10(o)(xvi) to the 1992 Form 10-K.

10(q)  (i)      Lease dated as of April 1, 1989 between
                Toledo-Lucas County Port Authority (the
                'Authority'), as Lessor, and Burlington, as Lessee.
                Exhibit 10(i) to the Registrant's quarterly report
                on Form 10-Q for the quarter ended June 30, 1989
                (the 'Second Quarter 1989 Form 10-Q').

       (ii) Lease Guaranty Agreement dated as of April 1, 1989 between Burlington (formerly, Burlington Air Ex-press Management Inc.), as Guarantor, and the Au-thority. Exhibit 10(ii) to the Second Quarter 1989
                Form 10-Q.

       (iii) Trust Indenture dated as of April 1, 1989 between the Authority and Society Bank & Trust (formerly,
                Trustcorp Bank, Ohio) (the 'Trustee'), as Trustee.
                Exhibit 10(iii) to the Second Quarter 1989 Form
                10-Q.

       (iv) Assignment of Basic Rent and Rights Under a Lease and Lease Guaranty dated as of April 1, 1989 from the Authority to the Trustee. Exhibit 10(iv) to the Second Quarter 1989 Form 10-Q.

       (v)      Open-End First Leasehold Mortgage and Security
                Agreement dated as of April 1, 1989 from the Au-thority to the Trustee. Exhibit 10(v) to the Second
                Quarter 1989 Form 10-Q.

       (vi)     First Supplement to Lease dated as of January 1,
                1990, between the Authority and Burlington, as Lessee. Exhibit 10 to the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1990.

       (vii) Revised and Amended Second Supplement to Lease dated as of September 1, 1990, between the Authority and Burlington. Exhibit 10(i) to the
                Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1990 (the 'Third
                Quarter 1990 Form 10-Q').

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

       (x)      First Supplemental Indenture between Toledo-Lucas
                County Port Authority, and Society National Bank, as Trustee, dated as of March 1, 1994. Exhibit 10.1 to the First Quarter 1994 Form 10-Q.

                                      ---
                                      120

--------------------------------------------------------------------------------

       (xi)     Third Supplement to Lease between Toledo-Lucas
                County Port Authority, as Lessor, and Burlington
                Air Express Inc., as Lessee, dated as of March 1,
                1994. Exhibit 10.2 to the First Quarter 1994 Form
                10-Q.

       (xii)    Fourth Supplement to Lease between Toledo-Lucas
                County Port Authority, as Lessor, and Burlington
                Air Express Inc., as Lessee, dated as of June 1,
                1991. Exhibit 10.3 to the First Quarter 1994 Form
                10-Q.

10(r) Stock Purchase Agreement dated as of September 24, 1993, between the Pittston Acquisition Company and Addington
       Holding Company, Inc. Exhibit 10 to the Registrant's
       Quarterly Report on Form 10-Q for the quarter ended
       September 30, 1993.

10(s)  Credit Agreement dated as of March 4, 1994, among The
       Pittston Company, as Borrower, Lenders Parties Thereto,
       Chemical Bank, Credit Suisse and Morgan Guaranty Trust
       Company of New York, as Co-agents, and Credit Suisse, as
       Administrative Agent. Exhibit 10.4 to the First Quarter 1994
       Form 10-Q.

11     Computation of Earnings Per Common Share.

21     Subsidiaries of the Registrant.

23     Consent of independent auditors.

24     Powers of attorney.

27     Financial Data Schedule.

99* Amendment to the Registrant's Pension-Retirement Plan relating to preservation of assets of the Pension-Retirement
       Plan upon a change in control. Exhibit 99 to the 1992 Form
       10-K.

------------------------------------
      * Management contract or compensatory plan or arrangement.

                                      ---

                            STATEMENT OF DIFFERENCES

The registered trademark shall be expressed as 'r'