Form 10-Q
period 1995-03-31
PITTSTON CO
filed 1995-05-12
CIK 78890

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                 FORM 10-Q



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1995

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

              Commission file number 1-9148



                               THE PITTSTON COMPANY
             (Exact name of registrant as specified in its charter)


               VIRGINIA                                     54-1317776
       (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                   Identification No.)


              P.O. BOX 120070,
         100 FIRST STAMFORD PLACE,
           STAMFORD, CONNECTICUT                            06912-0070
          (Address of principal                             (Zip Code)
            executive offices)


       Registrant's telephone number, including area code:  (203) 978-5200


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X    No ___

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 41,674,875 shares of $1 par value Pittston Services Group Common Stock and 8,484,708 shares of $1 par value Pittston Minerals Group Common Stock as of May 1, 1995.


                          PART I - FINANCIAL INFORMATION
                      THE PITTSTON COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         Mar. 31,  Dec. 31,
                                                           1995      1994
============================================================================================
ASSETS                                                  (Unaudited)
Current assets:
Cash and cash equivalents                              $   34,003    42,318
Short-term investments, at lower of cost or market         25,241    25,162
Accounts receivable (net of estimated
 amount uncollectible: 1995 - $15,763; 1994 - $15,734)    374,528   376,792
Inventories, at lower of cost or market                    40,905    34,153
Prepaid expenses                                           36,460    27,700
Deferred income taxes                                      55,726    55,850
- --------------------------------------------------------------------------------------------
Total current assets                                      566,863   561,975
Property, plant and equipment,
at cost (net of accumulated depreciation,
depletion and amortization:
1995 - $406,430; 1994 - $394,660)                         459,969    445,834
Intangibles, net of amortization                          332,925    329,441
Deferred pension assets                                   120,375    118,953
Deferred income taxes                                      87,516     84,214
Other assets                                              182,089    197,361
- --------------------------------------------------------------------------------------------
Total assets                                           $1,749,737  1,737,778
============================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                                   $  17,184     13,323
Current maturities of long-term debt                       11,401     13,748
Accounts payable                                          255,628    252,615
Accrued liabilities                                       288,156    294,784
- --------------------------------------------------------------------------------------------
Total current liabilities                                 572,369    574,470
Long-term debt, less current maturities                   156,257    138,071
Postretirement benefits other than pensions               219,100    218,738
Workers' compensation and other claims                    133,897    138,793
Deferred income taxes                                      21,464     19,036
Other liabilities                                         194,662    200,855

Shareholders' equity:
Preferred stock, par value $10 per share:
Authorized: 2,000 shares
$31.25 Series C Cumulative Convertible
preferred Stock: Issued:  1995 - 140 shares;
1994 - 153 shares                                           1,399     1,526
Pittston Services Group common stock,
par value $1 per share:
Authorized: 100,000 shares;
Issued: 1995 - 41,671 shares;
1994 - 41,595 shares                                       41,671    41,595
Pittston Minerals Group common stock,
par value $1 per share:
Authorized 20,000 shares;
Issued: 1995 - 8,484 shares; 1994 - 8,390 shares            8,484      8,390
Capital in excess of par value                            415,984    420,470
Retained earnings                                         118,491    107,739
Equity adjustment from foreign currency translation       (19,304)   (14,276)
Employee benefits trust, at market value                 (114,737)  (117,629)

- --------------------------------------------------------------------------------------------
Total shareholders' equity                                451,988    447,815
- --------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity             $1,749,737  1,737,778
============================================================================================

See accompanying notes to consolidated financial statements.



                      THE PITTSTON COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)



                                                             Quarter Ended
                                                               March 31
- -------------------------------------------------------------------------------------------
                                                           1995         1994
===========================================================================================
Net sales                                                $195,740      176,742
Operating revenues                                        503,344      411,053
- -------------------------------------------------------------------------------------------
Net sales and operating revenues                          699,084      587,795
- -------------------------------------------------------------------------------------------
Costs and expenses:
Cost of sales                                             193,940      189,781
Operating expenses                                        429,116      346,244
Selling, general and administrative expenses               61,558       55,250
Restructuring and other charges                               -         90,806
- -------------------------------------------------------------------------------------------
Total costs and expenses                                  684,614      682,081
- -------------------------------------------------------------------------------------------

Other operating income                                      8,132        5,001
- -------------------------------------------------------------------------------------------
Operating profit (loss)                                    22,602      (89,285)

Interest income                                               810          656
Interest expense                                           (3,034)      (2,565)
Other income (expense), net                                  (741)      (2,335)
- -------------------------------------------------------------------------------------------
Income (loss) before income taxes                          19,637      (93,529)
Provision (credit) for income taxes                         5,572      (29,961)
- -------------------------------------------------------------------------------------------
Net income (loss)                                          14,065      (63,568)
Preferred stock dividends, net                                (83)      (1,006)
- -------------------------------------------------------------------------------------------
Net income (loss) attributed to common shares            $ 13,982      (64,574)
===========================================================================================

Pittston Services Group:
Net income attributed to common shares                   $ 13,595       10,511
- -------------------------------------------------------------------------------------------
Net income per common share                              $    .36          .28
- -------------------------------------------------------------------------------------------
Cash dividends per common share                          $    .05          .05
- -------------------------------------------------------------------------------------------

Pittston Minerals Group:
Net income (loss) attributed to common shares            $    387      (75,085)
- -------------------------------------------------------------------------------------------
Net income (loss) per common share                       $    .05        (9.96)
- -------------------------------------------------------------------------------------------
Cash dividends per common share                          $  .1625        .1625
- -------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.



                      THE PITTSTON COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)
                                   (Unaudited)

                                                            Quarter Ended
                                                              March 31
- ------------------------------------------------------------------------------------------
                                                           1995      1994
==========================================================================================
Cash flows from operating activities:
Net income (loss)                                        $14,065    (63,568)
Adjustments to reconcile net income
 (loss) to net cash provided by operating activities:
 Noncash charges and other write-offs                          -     46,826
 Depreciation, depletion and amortization                 25,716     23,166
 Credit for deferred income taxes                         (1,327)   (30,619)
 Provision (credit) for pensions, noncurrent                (711)       593
 Provision for uncollectible accounts
 receivable                                                1,030        532
 Equity in earnings of unconsolidated affiliates,
 net of dividends received                                  (207)    (1,437)
 Other operating, net                                     (2,444)       138
 Change in operating assets and liabilities
 net of effects of acquisitions and dispositions:
 Decrease (increase) in accounts receivable                1,518    (16,964)
 Increase in inventories                                  (6,752)    (7,662)
 Increase in prepaid expenses                             (7,907)    (3,496)
 Increase (decrease) in accounts payable
  and accrued liabilities                                    (31)    23,613
 Decrease (increase) in other assets                        (528)     3,594
 Increase (decrease) in other liabilities                 (6,503)    18,090
 Increase (decrease) in workers' compensation
  and other claims, noncurrent                            (4,896)    15,196
 Other, net                                                 (374)      (192)
- -------------------------------------------------------------------------------------------
Net cash provided by operating activities                 10,649      7,810
- -------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment               (28,526)   (19,420)
Proceeds from disposal of property,
 plant and equipment                                       4,861        443
Acquisitions, net of cash acquired,
 and related contingent payments                          (2,410)  (157,308)
Other, net                                                 1,799     10,679
- -------------------------------------------------------------------------------------------
Net cash used by investing activities                    (24,276)  (165,606)
- -------------------------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                         16,622    101,167
Reductions of debt                                        (3,913)    (4,855)
Repurchase of stock of the Company                        (5,022)      (270)
Proceeds from exercise of stock options                    1,949      2,927
Dividends paid                                            (4,324)    (3,703)
Proceeds from preferred stock issuance,
 net of cash expenses                                          -     77,578
Cost of Services Stock Proposal                                -         (4)
- -------------------------------------------------------------------------------------------
Net cash provided by financing activities                  5,312    172,840
- -------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents      (8,315)    15,044
Cash and cash equivalents at beginning of period          42,318     32,412
- -------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period               $34,003     47,456
===========================================================================================

See accompanying notes to consolidated financial statements.


                   THE PITTSTON COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                 (In thousands, except per share amounts)

(1) The Pittston Company (the "Company") prepares consolidated financial statements in addition to separate financial statements for the Pittston Minerals Group (the "Minerals Group") and the Pittston Services Group (the "Services Group"). The Services Group consists of the Burlington Air Express Inc. ("Burlington"), Brink's, Incorporated ("Brink's") and Brink's Home Security, Inc. ("BHS") operations of the Company. The Minerals Group consists of the Coal and Mineral Ventures operations of the Company. The Company's capital structure includes two issues of common stock, Pittston Minerals Group Common Stock ("Minerals Stock") and Pittston Services Group Common Stock ("Services Stock"), which are designed to provide shareholders with separate securities reflecting the performance of the Minerals Group and Services Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting either Group or the Company as a whole. Holders of Services Stock and Minerals Stock are shareholders of the Company, which is responsible for all its liabilities. Financial developments affecting the Services Group or the Minerals Group that affect the Company's financial condition could affect the results of operations and financial condition of both Groups.

(2) The average number of shares outstanding used in the earnings per share computations were as follows:

                                        First Quarter
                                       1995       1994
     ----------------------------------------------------------------------
                Services Stock         37,931    37,662

                Minerals Stock          7,727     7,541


     The average number of shares outstanding used in the earnings per share computations do not include the shares of Services Stock and Minerals Stock held in the Company's Employee Benefits Trust which totaled 3,715 (3,846 in 1994) and 686 (763 in 1994), respectively, at March 31 1995.

(3) The amounts of depreciation, depletion and amortization of property, plant and equipment in the first quarters of 1995 and 1994 were $19,379 and $17,356, respectively.

(4) Cash payments made for interest and income taxes (net of refunds received) were as follows:

                                        First Quarter
                                       1995       1994
     -----------------------------------------------------------------------
                Interest             $ 3,033     3,066
     =======================================================================
                Income taxes         $ 9,827     6,947
     =======================================================================

     On January 14, 1994, a wholly owned indirect subsidiary of the Company completed the acquisition of substantially all of the coal mining operations and coal sales contracts of Addington Resources, Inc. ("Addington Acquisition") for $157,324. The acquisition was accounted for as a purchase; accordingly, the purchase price was allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of acquisition. The fair value of assets acquired was $173,959 and liabilities assumed was $138,518. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was $121,883 and is being amortized over a period of forty years. The results of operations of the acquired company have been included in the Company's results of operations since the date of acquisition.

     The acquisition was financed by the issuance of $80,500 of $31.25 Series C Cumulative Convertible Preferred Stock, which is convertible into Minerals Stock, and additional debt under existing credit facilities. This financing has been attributed to the Minerals Group. In March 1994, the additional debt incurred for the Addington Acquisition was refinanced with a portion of a five-year term loan.

     During the three months ended March 31, 1995 and 1994, capital lease obligations of $2,564 and $1,204, respectively, were incurred for leases of property, plant and equipment. In addition, during the three months ended March 31, 1994, the Company assumed capital lease obligations of $16,210 as part of the Addington Acquisition.

     In March 1995, the Company sold surplus coal reserves for cash of $2,878 and a note receivable of $2,317. The cash proceeds have been included in the Consolidated Statement of Cash Flows as "Cash flow from investing activities: Proceeds from disposals of property, plant and equipment".

     In December 1993, the Company sold the majority of the assets of its captive mine supply company. Cash proceeds of $8,400 from the sale were received on January 2, 1994, and have been included in the Consolidated Statement of Cash Flows under the caption "Cash flow from investing activities: Other, net".

(5) Restructuring and other charges - As a result of the continuing long-term decline in the metallurgical coal markets, in the first quarter of 1994, the Coal operations accelerated its strategy of decreasing its exposure to these markets. After a review of the economic viability of certain metallurgical coal assets in early 1994, management determined that four underground mines were no longer economically viable and should be closed resulting in significant economic impairment to three related preparation plants. In addition, it was determined that one surface steam coal mine, the Heartland mine, which provided coal to Alabama Power Company under a long-term sales agreement, would be closed due to rising costs caused by unfavorable geological conditions.

     As a result of these decisions, the Company incurred a pre-tax charge of $90,806 in the first quarter of 1994 ($58,116 after tax) which included a reduction in the carrying value of these assets and related accruals for mine closure costs. These charges included assets write-downs of $46,487 which reduced the book carrying value of such assets to what management believes to be their net realizable value based on either estimated sales or leasing of such property to unrelated third parties. In addition, the charges included $3,836 for required lease payments owed to lessors for machinery and equipment that would be idled as a result of the mine and facility closures. The charges also included $19,290 for mine and plant closure costs which represented estimates for reclamation and other environmental costs to be incurred to bring the properties in compliance with federal and state mining and environmental laws. This accrual was required due to the premature closing of the mines. The accrual also included $21,193 in contractually or statutorily required employee severance and other benefit costs associated with termination of employees at these facilities and costs associated with inactive employees at these facilities. Such employee benefits included severance payments, medical insurance, workers compensation and other benefits and have been calculated in accordance with contractually (collective bargaining agreements signed by certain coal subsidiaries included in the Company) and legally required employee severance and other benefits.

     Of the four underground mines, two have ceased coal production (one in the first quarter of 1995), while the remaining two mines are expected to cease coal production during the remainder of 1995. In 1994 the Company reached agreement with Alabama Power Company to transfer the coal sales contract serviced by the Heartland mine to another location in West Virginia. The Heartland mine ceased coal production during 1994 and final reclamation and environmental work is in process. At the beginning of 1994, there were approximately 750 employees involved in operations at these facilities and other administrative support. Employment at these facilities has been reduced by 63% to approximately 275 employees at March 31, 1995.

(6) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Company and the BHS segment for the first three months of 1995 and 1994 by $1,124 and $1,120, respectively. The effect of this change increased net income per common share of the Services Group for the first three months of 1995 and 1994 by $.02.

(7) On April 15, 1994, the Company redeemed all of the $27,811 of 9.2% Convertible Subordinated Debentures due July 1, 2004, at a premium of $767. The premium and other charges related to the redemption were accrued at March 31, 1994 and have been included in the first quarter 1994 Consolidated Statement of Operations under the caption "Other income (expense), net".

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



                   THE PITTSTON COMPANY AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                         AND FINANCIAL CONDITION

                                                 Quarter Ended
                                                   March 31
- ------------------------------------------------------------------------------
                                                1995       1994
==============================================================================
Revenues:                                  (In thousands)
Burlington                                    $323,944      261,484
Brink's                                        149,091      123,765
BHS                                             30,309       25,804
Coal                                           191,283      173,416
Mineral Ventures                                 4,457        3,326
- ------------------------------------------------------------------------------
Consolidated revenues                         $699,084      587,795
==============================================================================

Operating profit (loss):
Burlington                                    $  8,058        9,010
Brink's                                          7,383        6,133
BHS                                              8,905        7,566
Coal                                             1,311     (107,839)
Mineral Ventures                                   915         (246)
- ------------------------------------------------------------------------------
Segment operating profit (loss)                 26,572      (85,376)
General corporate expense                       (3,970)      (3,909)
- ------------------------------------------------------------------------------
Consolidated operating profit (loss)          $ 22,602      (89,285)
==============================================================================


RESULTS OF OPERATIONS

In the first quarter of 1995, The Pittston Company (the "Company") reported net income of $14.1 million compared with a net loss of $63.6 million in the first quarter of 1994. Operating profit totaled $22.6 million in the first quarter of 1995 compared to an operating loss of $89.3 million in the prior year quarter. The operating loss and net loss in the 1994 first quarter included charges totaling $90.8 million and $58.1 million, respectively, attributable to the Company's Coal operations for asset writedowns and accruals for costs related to facility shutdowns. Net income and operating profit in the 1995 first quarter was positively impacted by improved operating results from the Coal and Mineral Ventures operations, Brink's, Inc. ("Brink's") and Brink's Home Security, Inc. ("BHS") businesses, partially offset by decreased operating results from Burlington Air Express ("Burlington"). The 1995 first quarter was also impacted by decreased nonoperating expenses and higher net interest expense compared with the same period of last year.

Burlington
- ----------

The following is a table of selected financial data for Burlington on a comparative basis:


(Dollars in thousands,                          Quarter Ended
except per pound/shipment amounts)                 March 31
- ------------------------------------------------------------------------------
                                                1995       1994
==============================================================================
Revenues:
Airfreight
 Domestic U.S.                                $130,039     123,639
 International                                 151,676     111,368
- ------------------------------------------------------------------------------
Total airfreight                               281,715     235,007
Other                                           42,229      26,477
- ------------------------------------------------------------------------------
Total revenues                                 323,944     261,484

Operating expenses                             289,592     229,525
Selling, general and administrative             26,818      23,665
- ------------------------------------------------------------------------------
Total costs and expenses                       316,410     253,190
- ------------------------------------------------------------------------------

Other operating income                             524         716
- ------------------------------------------------------------------------------
Operating profit                              $  8,058       9,010
==============================================================================

Depreciation and amortization                 $  4,795       4,072
==============================================================================

Cash capital expenditures                     $  7,315       5,208
==============================================================================

Airfreight shipment growth rate (a)               6.1%        6.9%

Airfreight weight growth rate (a):
 Domestic U.S.                                    6.0%       21.2%
 International                                   28.8%       12.2%
 Worldwide                                       16.6%       16.8%

Worldwide airfreight weight (pounds)           321,388     275,585
==============================================================================

Worldwide airfreight shipments                   1,216       1,146
==============================================================================

Worldwide average airfreight yield
 (revenue per pound)                          $  0.877       0.853
==============================================================================
Worldwide average airfreight revenue
 per shipment                                 $    232         205
==============================================================================
Worldwide average airfreight weight
 per shipment (pounds)                             264         240
==============================================================================


(a)  Compared to the same period in the prior year.


Burlington reported an operating profit of $8.1 million in the 1995 first quarter, a $.9 million decrease over the $9.0 million profit reported in the first quarter of 1994. Worldwide revenues rose 24% to $323.9 million in the current year quarter from $261.5 million in the prior year first quarter. A significant portion of this increase is attributable to worldwide airfreight revenue which increased 20%, or $46.7 million, to $281.7 million compared to the first quarter of 1994. This increase was principally from an increase in weight shipped in both domestic and international markets. In addition, other revenues increased $15.8 million as a result of higher import transactions, including customs clearance and related services.

Total weight shipped worldwide, excluding ocean forwarding, increased 17% to
321.4 million pounds in the 1995 first quarter from the 275.6 million pounds in the same period a year earlier. Worldwide average airfreight yields
(revenue per pound) increased by 3% to $.877 from $.853 per pound.   The
increase in yields is attributable to the international transactions principally due to the positive impact on revenue caused by the weaker U.S. dollar in the current year first quarter versus the same period last year.

Domestic airfreight revenues increased by 5% to $130 million due to a 6% increase in weight shipped, partially offset by modest declines in domestic yields. A significant portion of the increased volume was from increased retail, electronics and automotive industry shipments compared to the first quarter of 1994. The first quarter of 1994 included freight directed to Burlington in anticipation of a nation-wide trucking strike which occurred in April. Operating expenses increased quarter to quarter due to the increased volume of business and the incremental costs incurred from the expansion of lift capacity implemented in the third quarter of 1994 to fulfill customer needs and expand market coverage during seasonally strong shipping periods. Revenue increases from increased volume were not sufficient to completely offset higher operating costs thereby decreasing the domestic margin per pound shipped. Burlington's management is reviewing areas to reduce expenses, including reconfiguring the private fleet where appropriate, in order to maintain its margins.

International airfreight revenues increased 36% to $151.7 million primarily from a 29% increase in weight shipped and to a lesser extent from a weaker U.S. dollar. The increase in weight was attributable to a large extent to an increase in U.S. exports and the addition of new foreign operations at the end of 1994. International operating profit in the first three months of 1995 benefitted in part from the recovering foreign economies and the expansion of Burlington's international operations. Price competition among forwarders and transportation cost increases resulted in a decline in margin, partially mitigating the favorable impact of the volume growth. In the 1995 first quarter, Burlington continued to enhance its international freight forwarding capabilities, signing new agents in eight Middle Eastern countries and expanding its facilities in China and Hong Kong to accommodate growing volume.

Brink's
- -------

The following is a table of selected financial data for Brink's on a comparative basis:


                                                 Quarter Ended
(In thousands)                                     March 31
- ------------------------------------------------------------------------------
                                                1995       1994
==============================================================================
Revenues                                      $149,091     123,765

Operating expenses                             123,210     102,810
Selling, general and administrative             18,983      16,154
- ------------------------------------------------------------------------------
Total costs and expenses                       142,193     118,964
- ------------------------------------------------------------------------------

Other operating income                             485       1,332
- ------------------------------------------------------------------------------
Operating profit                              $  7,383       6,133
==============================================================================

Depreciation and amortization                 $  5,156       5,012
==============================================================================

Cash capital expenditures                     $  5,791       2,995
==============================================================================

Revenues:
 North America (United States and Canada)     $ 88,430      79,485
 International subsidiaries                     60,661      44,280
- ------------------------------------------------------------------------------
Total revenues                                $149,091     123,765
==============================================================================

Operating profit:
 North America (United States and Canada)     $  5,516       4,204
 International operations                        1,867       1,929
- ------------------------------------------------------------------------------
Total operating profit                        $  7,383       6,133
==============================================================================



Brink's operating profit increased $1.3 million, or 20%, to $7.4 million in the first quarter of 1995 from $6.1 million in the first quarter of 1994 with an increase in revenues of $25.3 million, or 20%, to $149.1 million, partially offset by increases in operating expenses and selling, general and administrative expenses of $23.2 million and a decrease in other operating income of $.8 million. Both operating expenses and selling, general and administrative expenses have decreased as a percentage of revenue in the first quarter of 1995 compared to the 1994 first quarter.

Revenues from North American operations ( United States and Canada) increased $8.9 million or 11% in the first quarter of 1995 to $88.4 million when compared to the first quarter of 1994. The increase was largely from armored car, coin wrapping and currency processing operations. North American operating profits increased by $1.3 million or 31% to $5.5 million in the 1995 first quarter compared with the same period last year. The increase in operating profit for North American operations was largely attributable to North American armored car which includes ATM servicing, and to a lesser extent, diamond and jewelry, coin wrapping and currency processing businesses, partially offset by a decrease in the air courier operations.

Revenues from international subsidiaries increased $16.4 million or 37% in the first quarter of 1995 to $60.7 million when compared to the first year quarter of 1994 primarily reflecting improved business conditions in Brazil as well as the favorable impact of foreign currency rate fluctuations. International subsidiaries and affiliates contributed $1.9 million to operating profit in both periods. Higher operating profits in Latin America were more than offset
by a decline in operating results in Europe and Mexico.   Equity in earnings
of foreign affiliates, which is included in other operating income, decreased $1.1 million. Brink's share of results of its Mexican affiliate, in which Brink's has a 20% equity interest, decreased to a loss of $.4 million in the first quarter of 1995 from income of $.5 million in the 1994 first quarter. The 1995 results were adversely impacted by the recession in the local economy, which followed the dramatic devaluation of the peso in December 1994, accompanied by very high interest rates. Brink's Brazil, a wholly-owned subsidiary, reported operating income of $.9 million in 1995 first quarter compared with an operating loss of $.6 million in the prior year first quarter. The 1994 first quarter loss reflected the costs of extra security measures made necessary by the significant increase in attacks on the armored car industry in Brazil as well as the industry-wide strike in Rio de Janeiro.

BHS
- ---

The following is a table of selected financial data for BHS on a comparative basis:


                                                 Quarter Ended
(Dollars in thousands)                             March 31
- ------------------------------------------------------------------------------
                                                1995       1994
==============================================================================
Revenues                                      $ 30,309     25,804

Operating expenses                              16,314     13,909
Selling, general and administrative              5,090      4,329
- ------------------------------------------------------------------------------
Total costs and expenses                        21,404     18,238
- ------------------------------------------------------------------------------

Operating profit                              $  8,905      7,566
==============================================================================

Depreciation and amortization                 $  5,089      3,833
==============================================================================

Cash capital expenditures                     $  9,927      8,539
==============================================================================

Annualized service revenues (a)               $ 91,034     73,426
==============================================================================

Number of subscribers:
 Beginning of period                           318,029    259,551
 Installations                                  19,072     19,686
 Disconnects, net                               (4,667)    (3,364)
- ------------------------------------------------------------------------------
End of period                                  332,434    275,873
==============================================================================



(a) Annualized service revenue is calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month for monitoring, maintenance and related services.


Operating profit of BHS increased $1.3 million or 18% to $8.9 million in the first quarter of 1995 from $7.6 million in the prior year quarter. The operating profit increase was primarily due to a 23% increase in service revenues, partially offset by increased installation expenses and servicing and overhead costs. The increase in the service revenues reflects a 21% higher average subscriber base in the first quarter of 1995 compared with the first quarter of 1994. Net new subscribers totaled 14,400 in the first quarter of 1995 compared with 16,300 in the first quarter of 1994. Subscribers at March 31, 1995 totaled 332,400.

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

Coal
- ----

The following is a table of selected financial data for the Coal operations on a comparative basis:


                                                 Quarter Ended
(In thousands)                                     March 31
- ------------------------------------------------------------------------------
                                                1995       1994
==============================================================================
Net sales                                     $191,283      173,416

Cost of sales                                  190,967      187,274
Selling, general and administrative expenses     6,080        6,221
Restructuring and other charges                      -       90,806
- ------------------------------------------------------------------------------
Total costs and expenses                       197,047      284,301
- ------------------------------------------------------------------------------
Other operating income                           7,075        3,046
- ------------------------------------------------------------------------------
Operating profit (loss)                       $  1,311     (107,839)
==============================================================================

Coal sales (tons):
 Metallurgical                                   2,389        2,461
 Utility and industrial                          4,503        3,608
- ------------------------------------------------------------------------------
Total coal sales                                 6,892        6,069
==============================================================================

Production/purchased (tons)
 Deep                                            1,057        1,448
 Surface                                         3,853        3,073
 Contract                                          533          483
- ------------------------------------------------------------------------------
                                                 5,443        5,004
Purchased                                        1,737        1,373
- ------------------------------------------------------------------------------
Total                                            7,180        6,377
==============================================================================



OPERATIONS - Coal operations had an operating profit totaling $1.3 million in the first quarter of 1995 compared with an operating loss of $107.8 million in the 1994 first quarter. The 1995 first quarter operating profit included a pretax gain of $3.0 million from the disposition of surplus coal reserves.
The 1994 first quarter operating loss included $90.8 million of charges for asset writedowns and accruals for costs related to facilities which are being closed (discussed further below) and $6.7 million of operating losses incurred during the first quarter related to those facilities.

Sales volume of 6.9 million tons for the 1995 first quarter was 14% or .8 million tons greater than sales volume in the 1994 first quarter. The increased sales were attributable to steam coal with sales of 4.5 million tons (65% of total sales) up from 3.6 million tons (59% of total sales) in the first quarter of 1994 while metallurgical coal sales decreased 3% from 2.5 million tons to 2.4 million tons. Coal produced (5.5 million tons) and purchased (1.7 million tons) totaled 7.2 million tons for the 1995 first quarter, a 13% or .8 million ton increase over the 1994 first quarter.

In the 1995 first quarter, 28% of total production was derived from underground mines compared with 38% in the first quarter of 1994. The decrease in underground mine production is the result of the decision made in the 1994 first quarter to close four underground mines. Coal production derived from surface mines was 72% in the first quarter of 1995 compared with 62% in the first quarter of 1994.

Coal margin (realization less current production costs of coal sold), of $6.6 million or $.96 per ton for the first quarter of 1995, increased $12.4 million or $1.91 per ton from the prior year first quarter. This was caused by a 3% or $.77 per ton decrease in average realization to $27.68 per ton more than offset by a 9% or $2.68 per ton decrease in average current production costs of coal sold to $26.72 per ton. The higher percentage of steam coal sales and declines in export metallurgical coal prices contributed to the decline in average realization. Average current production costs of coal sold was unusually high in the first quarter of 1994 primarily due to adverse weather conditions, which significantly reduced planned production, and unusually high costs incurred at mines which were in the process of being closed.

In early 1995, domestic steam coal markets weakened significantly. Spot prices of virtually all coal qualities have declined significantly, principally due to the mild winter which reduced the utility coal burn and allowed increased coal production, which together increased inventories. Coal operations is responding to the weak market conditions by curtailing production at two surface mines. While the weak market has adversely affected certain of the Company's coal operations, the impact is projected to be moderated by the 85% of 1995 steam coal production expected to be sold under long-term contracts.

Coal operations has reached contract agreements with most of its metallurgical customers for the coal year that began April 1, 1995 calling for price increases of approximately $4.00 to $5.50 per metric ton, depending upon coal quality. These price increases had the effect of realigning pricing to levels in effect prior to last year's unusually large decline. Sales volume is expected to decline modestly from the level in the prior contract year. The price increases will generally be effective beginning in the second quarter of 1995 but will be partially offset by higher costs of purchased coal.

Coal operations continued to incur higher than expected costs at several mines during the quarter, thereby increasing the average cost of coal mined. While the categories of unfavorable costs varied from mine to mine, they generally reflected adverse geological conditions, additional washing and trucking costs, and in some cases, higher labor and equipment costs. Several remediation efforts have been undertaken, including the planned closure of two surface mines in Virginia. In addition, after higher than planned mining costs in the first quarter and a modified mine plan, a surface mine in West Virginia has been reconfigured to produce more efficiently once the spot steam coal market improves.

Excluding the sale of surplus coal reserves, Coal operations incurred an operating loss of $1.7 million in the first quarter of 1995. As part of its strategy to return to positive operating earnings, management has reorganized Coal operations into four functional units defined by production and geographic area. Each of these units will be responsible for optimizing the mix of sales and production opportunities within its area of responsibility. In addition, the following steps are being implemented: (i) reduction of overhead; (ii) evaluation of non-strategic assets for sale; (iii) improvement of margin at continuing operations; (iv) review of unprofitable mines for possible closure; and (v) review of new mine openings to take advantage of specific market opportunities. As discussed previously, Coal operations has targeted two surface mines for closure and the idling of a third mine. All of these strategies are being implemented with the objective to achieve positive operating profit on a sustainable basis for the long-term.

RESTRUCTURING AND OTHER CHARGES - As a result of the continuing long-term decline of the metallurgical coal markets, in the first quarter 1994, management determined that four underground mines were no longer economically viable and should be closed resulting in significant economic impairment to three related preparation plants. In addition, it was determined that one surface steam coal mine, the Heartland mine, which provided coal to Alabama Power under a long-term sales agreement, would be closed due to rising costs caused by unfavorable geological conditions.

As a result of these decisions, the Coal operations incurred pretax charges of $90.8 million ($58.1 million after tax) in the first quarter of 1994 which included a reduction in the carrying value of these assets and related accruals for mine closure costs. These charges included asset writedowns of $46.5 million which reduced the book carrying value of such assets to what management believes to be their net realizable value based on either estimated sales or leasing of such property to unrelated third parties. In addition, the charges included $3.8 million for required lease payments owed to lessors for machinery and equipment that would be idled as a result of the mine and facility closures. The charges also included $19.3 million for mine and plant closure costs which represented estimates of reclamation and other environmental costs to be incurred to bring the properties in compliance with federal and state mining and environmental laws. This accrual was required due to the premature closing of the mines. The accrual also included $21.2 million in contractually or statutorily required employee severance and other benefit costs associated with termination of employees at these facilities and costs associated with inactive employees at these facilities. Such employee benefits include severance payments, medical insurance, workers compensation and other benefits and have been calculated in accordance with contractually (collective bargaining agreements signed by certain coal subsidiaries included in the Coal operations) and legally required employee severance and other benefits.

Of the four underground mines, two have ceased coal production (one in the first quarter of 1995), while the remaining two mines are expected to cease coal production during the remainder of 1995. In 1994 the Coal operations reached agreement with Alabama Power Company to transfer the coal sales contract serviced by the Heartland mine to another location in West Virginia. The Heartland mine ceased coal production during 1994 and final reclamation and environmental work is in process. At the beginning of 1994 there were approximately 750 employees involved in operations at these facilities and other administrative support. Employment at these facilities has been reduced by 63% to approximately 275 employees at March 31, 1995.

After coal production ceases at the mines contemplated in the accrual, the Company will continue to pay reclamation and environmental costs for several years to bring these properties into compliance with federal and state environmental laws. In addition, employee termination and medical payments will continue to be made for several years after the facilities have been closed. The significant portion of these employee liabilities is for statutorily provided workers compensation costs for inactive employees. Such benefits include indemnity and medical payments as required under state workers compensation laws. The long payment periods are based on continued, and in some cases, lifetime indemnity and medical payments to injured former employees and their surviving spouses. Management believes that the charges incurred in 1994 should be sufficient to provide for these future payments and does not anticipate material additional future charges to operating earnings for these facilities, although continual cash funding will be required over the next several years.

The following table analyzes the changes in liabilities during 1994 and 1995 for facility closure costs recorded as restructuring and other charges:

                                                    Employee
                                          Mine  Termination,
                                 Leased     and      Medical
                              Machinery   Plant          and
                                    and Closure    Severance
                              Equipment   Costs        Costs     Total
- -----------------------------------------------------------------------------
     Balance as of December
      31, 1993 (a)              $ 3,092  28,434       34,217    65,743
     Additions                    3,836  19,290       21,193    44,319
     Payments (b)                 3,141   9,468       12,038    24,647
- -----------------------------------------------------------------------------
     Balance as of December
      31, 1994                    3,787  38,256       43,372    85,415
     Payments (c)                   424   2,451        2,418     5,293
- -----------------------------------------------------------------------------
     Balance as of March
       31, 1995                 $ 3,363  35,805       40,954    80,122
=============================================================================


(a) These amounts represent the remaining liabilities for facility closure costs recorded as restructuring and other charges in prior years. The original charges included $5,094 for leased machinery and equipment, $52,243 principally for incremental facility closing costs including reclamation and $54,108 for employee benefit costs, primarily workers compensation, which will continue to be paid for several years.

(b) These amounts represent total cash payments made during 1994 for these charges. Of the total payments made, $14,494 was for liabilities recorded in years prior to 1994 and $10,153 was for liabilities recorded in 1994.

(c) Payments made in the first quarter of 1995 included $2,567 related to pre-1994 liabilities and $2,726 for liabilities recorded in the first quarter of 1994.


During the next twelve months, expected cash funding of these charges is approximately $15 to 20 million. Management estimates that the remaining liability for leased machinery and equipment will be fully paid over the next two years. The liability for mine and plant closure costs is expected to be satisfied over the next ten years of which approximately 70% is expected to be paid over the first three years. The liability for employee related costs, which is primarily workers compensation, is estimated to be 70% settled over the next five years with the balance paid during the following five to ten years.

The first quarter of 1995 includes $.4 million of losses which were incurred in connection with closed facilities and other idled property and equipment.

Mineral Ventures
- ----------------

The following is a table of selected financial data for the Mineral Ventures on a comparative basis:


                                                   Quarter Ended
(Dollars in thousands, except ounce data)             March 31
- ------------------------------------------------------------------------------
                                                  1995        1994
==============================================================================
Net sales                                     $  4,457        3,326

Cost of sales                                    2,973        2,507
Selling, general and administrative costs          617          972
- ------------------------------------------------------------------------------
Total costs and expenses                         3,590        3,479

Other operating income (expense)                    48          (93)
- ------------------------------------------------------------------------------
Operating profit (loss)                       $    915         (246)
==============================================================================

Stawell Gold Mine:
PMV's 50% direct share ounces sold              10,846        8,700
Average realized gold price per ounce (US$)   $    400          391



Operating profit of Mineral Ventures increased $1.1 million in the 1995 first quarter to $.9 million compared to an operating loss of $.2 million in the prior year first quarter. The increase in operating profit principally reflects increased production levels at the Stawell gold mine. The operating loss in the first quarter of 1994 was the result of a production shortfall at the Stawell mine, largely due to an operator accident during the 1994 first quarter, which also contributed to higher operating costs for the period. The Stawell gold mine, in which Mineral Ventures has a 67% net equity interest, produced 21,197 ounces in the 1995 first quarter compared with 16,855 ounces in the comparable 1994 period. Joint ventures in which Mineral Ventures also has 67% net equity interests continued gold exploration in Nevada and Australia during the 1995 first quarter.

Other Operating Income
- ----------------------

Other operating income principally includes the Company's share of net income of unconsolidated affiliates, which are substantially attributable to equity affiliates of Brink's, royalty income and gains and losses from sales of coal assets. Other operating income for the first quarter of 1995 increased $3.1 million to $8.1 million from $5.0 million in the year earlier quarter. The decrease in equity in earnings of unconsolidated affiliates was more that offset by the gain on the disposition of surplus coal reserves.

Interest Expense
- ----------------

Interest expense for the first quarter of 1995 increased by $.4 million or 18% to $3.0 million from $2.6 million in the first quarter of 1994. The increase in interest expense is due to higher interest rates on higher average outstanding debt balances.

Other Income (Expense), Net
- ---------------------------

Other net expense for the first quarter of 1995 decreased $1.6 million to a net expense of $.7 million from $2.3 million in the first quarter of 1994. The 1994 first quarter included expenses of $1.2 million recognized on the Company's redemption of its 9.2% Convertible Subordinated Debentures.


FINANCIAL CONDITION

Cash Provided by Operating Activities
- -------------------------------------

Cash provided by operating activities during the first three months of 1995 totaled $10.6 million compared with $7.8 million in the first three months of 1994. Cash provided by operating activities in the first quarter of 1994 was negatively impacted by the integration of operating activities of Addington which required cash to finance working capital needs since acquisition. While net income, noncash charges and changes in operating assets and liabilities in the 1994 first quarter were significantly affected by the restructuring and other charges recorded in the first quarter of 1994, they had no effect on cash generated by operations. Of the total $90.8 million of 1994 first quarter pretax charges, $46.5 million was for noncash writedowns of assets and the remainder represented liabilities, which are expected to be paid over the next several years. Cash flow from operating activities was negatively impacted in the first quarter of 1995 as a result of additional working capital required at Burlington. Such requirements primarily reflected initial working capital needs of recently acquired foreign subsidiaries, a relatively larger seasonal volume increase and increased international revenues, which tend to have longer payment terms.

Capital Expenditures
- --------------------

Cash capital expenditures for the first three months of 1995 totaled $28.5 million. Of that amount, $9.9 million was spent by BHS, $7.3 million was spent by Burlington, $5.8 million was spent by Brink's, $4.7 million was spent by Coal and $.5 million was spent by Mineral Ventures. Expenditures incurred by BHS in the 1995 first quarter were primarily for customer installations, representing the expansion in the subscriber base. For the remainder of 1995, capital expenditures are estimated to approximate $130 million. The foregoing amounts exclude equipment expenditures that have been or are expected to be financed through capital and operating leases, and any acquisition expenditures. Increased expenditures in 1995 are expected at Burlington to support new airfreight stations and implementation of positive tracking systems and at BHS resulting from continued expansion of the subscriber base.

Other Investing Activities
- --------------------------

All other investing activities in the 1995 first quarter provided cash of $4.2 million which primarily relates to proceeds from disposals of property, plant and equipment. In January 1994, the Company paid approximately $157 million in cash for the acquisition of substantially all the coal mining operations and coal sales contracts of Addington. The purchase price of the acquisition was financed through the issuance of $80.5 million of a new series of convertible preferred stock, which is convertible into Pittston Minerals Group Common Stock, and additional debt under revolving credit agreements.

Financing
- ---------

The Company intends to fund its capital expenditure requirements during the remainder of 1995 primarily with anticipated cash flows from operating activities and through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or other borrowing arrangements. The Company has a $350 million revolving credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100 million five-year term loan, which matures in March 1999. The Facility also permits additional borrowing, repayments and reborrowings of up to an aggregate of $250 million until March 1999. As of March 31, 1995, borrowings of $100 million were outstanding under the five-year term loan portion of the Facility with $22 million additional borrowings outstanding under the remainder of the facility.

Debt
- ----

Outstanding debt, including borrowing under revolving credit agreements, aggregated $184.8 million at March 31, 1995 up from $165.1 million at year-end 1994. Cash proceeds from operating activities, other investing activities and the proceeds from the exercise of stock options were not sufficient to fund capital expenditures, the repurchase of preferred shares and dividend payments, resulting in additional borrowing under the Company's revolving credit agreements.

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

In 1994, the Board of Directors of the Company (the "Board") authorized the repurchase from time to time of up to $15 million of the new series of cumulative convertible preferred stock. As of March 31, 1995, 21,020 shares at a total cost of $8.4 million were repurchased of which 12,670 shares at a cost of $5.0 million were repurchased in the first quarter of 1995.

The Company is also authorized to repurchase up to 1,250,000 shares of Pittston Services Group Common Stock ("Services Stock") and 250,000 shares of Pittston Minerals Group Common Stock ("Minerals Stock"), not to exceed $43 million. As of March 31, 1995, a total of 256,100 shares ($6.2 million) of Services Stock and 38,500 shares ($.8 million) of Minerals Stock had been acquired pursuant to the authorization. No shares of Services or Minerals Stock were repurchased in the first quarter of 1995.

Dividends
- ---------

The Board intends to declare and pay dividends on Services Stock and Minerals Stock based on earnings, financial condition, cash flow and business requirements of the Services Group and the Minerals Group, respectively.
Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its public debt and bank credit agreements, financial developments of one Group could affect the Company's ability to pay dividends in respect of stock relating to the other Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount, which is adjusted by net income or losses and other equity transactions, as defined in the Company's Articles of Incorporation. At March 31, 1995, the Available Minerals Dividend Amount was at least $18.9 million.

During the 1995 and 1994 first quarters, the Board declared and paid cash dividends of 5 cents per share of Services Stock and 16.25 cents per share of Minerals Stock. Dividends paid on the cumulative convertible preferred stock in the 1995 and 1994 first quarter totaled $1.2 million and $.6 million, respectively. The Company's repurchase of its cumulative convertible preferred stock in the 1995 first quarter was at less than issue cost, which resulted in a $1.0 million reduction in reported preferred stock dividends.



                             PITTSTON SERVICES GROUP
                                  BALANCE SHEETS
                                  (In thousands)

                                                         Mar. 31,  Dec. 31,
                                                           1995      1994
============================================================================================
ASSETS                                                  (Unaudited)
Current assets:
Cash and cash equivalents                               $  31,860    38,610
Short-term investments, at lower of cost or market          1,228     2,041
Accounts receivable (net of estimated
 amount uncollectible:
 1995 - $13,947; 1994 - $13,854)                          275,794   267,869
Receivable - Pittston Minerals Group                       34,278    32,170
Inventories, at lower of cost or market                     4,024     4,006
Prepaid expenses                                           22,900    16,311
Deferred income taxes                                      25,089    25,325
- --------------------------------------------------------------------------------------------
Total current assets                                      395,173   386,332
Property, plant and equipment, at cost (net of
 accumulated depreciation and amortization:
 1995 - $244,116; 1994 - $234,722)                        245,359   225,372
Intangibles, net of amortization                          213,050   208,792
Deferred pension assets                                    43,695    43,150
Deferred income taxes                                       1,541     1,323
Other assets                                               62,700    75,707
- --------------------------------------------------------------------------------------------
Total assets                                            $ 961,518   940,676
============================================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term borrowings                                     $17,184    13,323
Current maturities of long-term debt                        6,197     6,194
Accounts payable                                          182,981   175,844
Accrued liabilities                                       129,579   137,555

- --------------------------------------------------------------------------------------------
Total current liabilities                                 335,941   332,916
Long-term debt, less current maturities                    55,756    49,896
Postretirement benefits other than pensions                 5,750     5,761
Workers' compensation and other claims                      9,861     9,929
Deferred income taxes                                      34,869    34,090
Payable - Pittston Minerals Group                          23,827    23,186
Other liabilities                                          28,939    28,487
Shareholder's equity                                      466,575   456,411
- --------------------------------------------------------------------------------------------
Total liabilities and shareholder's equity              $ 961,518   940,676
============================================================================================

See accompanying notes to financial statements.




                             PITTSTON SERVICES GROUP
                             STATEMENTS OF OPERATIONS
                     (In thousands, except per share amounts)
                                   (Unaudited)


                                                            Quarter Ended
                                                              March 31
- --------------------------------------------------------------------------------------------
                                                           1995      1994
============================================================================================
Operating revenues                                       $503,344   411,053
- --------------------------------------------------------------------------------------------
Cost and expenses:
Operating expenses                                        429,116   346,244
Selling, general and administrative expenses               53,144    46,363
- --------------------------------------------------------------------------------------------
Total costs and expenses                                  482,260   392,607
- --------------------------------------------------------------------------------------------

Other operating income                                      1,009     2,048
- --------------------------------------------------------------------------------------------
Operating profit                                           22,093    20,494

Interest income                                             1,517       622
Interest expense                                           (1,500)   (1,769)
Other income (expense), net                                  (530)   (2,116)
- --------------------------------------------------------------------------------------------
Income before income taxes                                 21,580    17,231
Provision for income taxes                                  7,985     6,720
- --------------------------------------------------------------------------------------------
Net income                                               $ 13,595    10,511
============================================================================================

Per common share:
Net income                                               $    .36       .28
============================================================================================
Cash dividends                                           $    .05       .05
============================================================================================
Average shares outstanding                                 37,931    37,662
============================================================================================

See accompanying notes to financial statements.



                             PITTSTON SERVICES GROUP
                             STATEMENTS OF CASH FLOWS
                                  (In thousands)
                                   (Unaudited)

                                                            Quarter Ended
                                                              March 31
- --------------------------------------------------------------------------------------------
                                                             1995      1994
============================================================================================
Cash flows from operating activities:
Net income                                                $13,595      10,511
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Noncash charges and other write-offs                           -         339
 Depreciation and amortization                             15,096      12,973
 Provision for deferred income taxes                          406         276
 Provision for pensions, noncurrent                           165       1,008
 Provision for uncollectible accounts receivable            1,018         502
 Equity in earnings of unconsolidated affiliates,
  net of dividends received                                  (159)     (1,530)
 Other operating, net                                         431         301
 Change in operating assets and liabilities:
 Increase in accounts receivable                           (8,943)     (2,076)
 Increase in inventories                                      (18)       (866)
 Increase in prepaid expenses                              (6,589)       (266)
 Increase in accounts payable and accrued liabilities         652       7,928
 Decrease (increase) in other assets                       (1,119)      3,231
 Increase (decrease) in other liabilities                     589      (1,619)
 Other, net                                                  (431)       (114)
- --------------------------------------------------------------------------------------------
Net cash provided by operating activities                  14,693      30,598
- --------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                (23,141)    (16,754)
Property, plant and equipment pending lease financing           -       2,047
Proceeds from disposal of property, plant and equipment     1,514         267
Acquisitions, net of cash acquired,
 and related contingent payments                           (1,688)        (63)
Other, net                                                  2,125       2,079
- --------------------------------------------------------------------------------------------
Net cash used by investing activities                     (21,190)    (12,424)
- --------------------------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                           4,022      24,601
Reductions of debt                                         (1,315)     (4,327)
Payment from (to) - Minerals Group                         (2,108)    (23,672)
Proceeds from exercise of stock options                     1,033       2,151
Dividends paid                                             (1,885)     (1,887)
Proceeds from sale of stock to Minerals Group                   -          74
Cost of Services Stock Proposal                                 -          (2)
- --------------------------------------------------------------------------------------------
Net cash used by financing activities                        (253)     (3,062)
- --------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents       (6,750)     15,112
Cash and cash equivalents at beginning of period           38,610      30,271
- --------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                $31,860      45,383
============================================================================================

See accompanying notes to financial statements.


                          PITTSTON SERVICES GROUP
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)
                 (In thousands, except per share amounts)



(1) The financial statements of the Pittston Services Group (the "Services Group") include the balance sheets, results of operations and cash flows of the Burlington Air Express Inc. ("Burlington"), Brink's, Incorporated ("Brink's") and Brink's Home Security, Inc. ("BHS") operations of The Pittston Company (the "Company"), and a portion of the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The Services Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate allocations reflected in these financial statements are determined based upon methods which management believes to be a reasonable and equitable allocation of such expenses and credits.

     The Company provides holders of Pittston Services Group Common Stock ("Services Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the Services Group in addition to consolidated financial information of the Company. Holders of Services Stock are shareholders of the Company, which is responsible for all its liabilities. Therefore, financial developments affecting the Pittston Minerals Group (the "Minerals Group") or the Services Group that affect the Company's financial condition could affect the results of operations and financial condition of both Groups. Accordingly, the Company's consolidated financial statements must be read in connection with the Services Group's financial statements.

(2) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Services Group and the BHS segment for the first three months of 1995 and 1994 by $1,124 and $1,120, respectively. The effect of this change increased net income per common share of the Services Group for the first three months of 1995 and 1994 by $.02.

(3) The amounts of depreciation and amortization of property, plant and equipment in the first quarter 1995 and 1994 totaled $13,114 and $10,724, respectively.

(4) Cash payments made for interest and income taxes (net of refunds received) were as follows:

                                          First Quarter
                                          1995     1994
     -----------------------------------------------------------------------
                Interest               $ 1,693    2,453
     =======================================================================
                Income taxes           $ 9,116    6,833
     =======================================================================


     During the three month periods ended March 31, 1995 and 1994, capital lease obligations of $2,564 and $925, respectively, were incurred for leases of property, plant and equipment.

(5) On April 15, 1994, the Company redeemed all of the $27,811 9.2% Convertible Subordinate Debentures due July 1, 2004, at a premium of $767. This debt had been attributed to the Services Group. The premium and other charges related to the redemption were accrued at March 31, 1994 and have been included in the Services Group Statement of Operations under the caption "Other income (expense), net.

(6) Certain prior period amounts have been reclassified to conform to current period financial statement presentation.

(7) All adjustments have been made which are, in the opinion of management, necessary to a fair presentation of results of operations for the periods reported herein. All such adjustments are of a normal recurring nature.


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

The Company provides holders of Pittston Services Group Common Stock ("Services Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the Services Group in addition to consolidated financial information of the Company. Holders of Services Stock are shareholders of the Company, which continues to be responsible for all its liabilities. Therefore, financial developments affecting the Pittston Minerals Group (the "Minerals Group") or the Services Group that affect the Company's financial condition could affect the results of operations and financial condition of both Groups. Accordingly, the Company's consolidated financial statements must be read in connection with the Services Group's financial statements.

The following discussion is a summary of the key factors management considers necessary in reviewing the Services Group's results of operations, liquidity and capital resources. This discussion should be read in conjunction with the financial statements and related notes of the Company.

                            SEGMENT INFORMATION
                         (In thousands of dollars)

                                                 Quarter Ended
                                                   March 31
- ------------------------------------------------------------------------------
                                                1995       1994
==============================================================================
Revenues:
Burlington                                    $323,944     261,484
Brink's                                        149,091     123,765
BHS                                             30,309      25,804
- ------------------------------------------------------------------------------
Revenues                                      $503,344     411,053
==============================================================================

Operating profit:
Burlington                                    $  8,058       9,010
Brink's                                          7,383       6,133
BHS                                              8,905       7,566
- ------------------------------------------------------------------------------
Segment operating profit                        24,346      22,709
General corporate expense                       (2,253)     (2,215)
- ------------------------------------------------------------------------------
Operating profit                              $ 22,093      20,494
==============================================================================


RESULTS OF OPERATIONS

Net income totaled $13.5 million in the first quarter of 1995 compared with $10.5 million in the first quarter of 1994. Operating profit for the 1995 first quarter increased to $22.1 million from $20.5 million in the first quarter of 1994. The increase in net income and operating profit for the 1995 first quarter compared with the same period of 1994 was largely attributable to improved operating earnings for Brink's and BHS businesses, partially offset by decreased operating results of Burlington. Revenues for the 1995 first quarter increased $92.3 million or 22% compared with the 1994 first quarter, of which $62.5 million was from Burlington, $25.3 million was from Brink's and $4.5 million was from BHS. Operating expenses and selling general and administrative expenses for the 1995 first quarter increased $89.7 million or 23% compared with the same period last year, of which $63.2 million was from Burlington, $23.2 million was from Brink's and $3.2 million was from BHS.

Burlington
- ----------

The following is a table of selected financial data for Burlington on a comparative basis:


(Dollars in thousands,                          Quarter Ended
except per pound/shipment amounts)                 March 31
- ------------------------------------------------------------------------------
                                                1995       1994
==============================================================================

Revenues:
Airfreight
 Domestic U.S.                                $130,039   123,639
 International                                 151,676   111,368
- ------------------------------------------------------------------------------
Total airfreight                               281,715   235,007
Other                                           42,229    26,477
- ------------------------------------------------------------------------------
Total revenues                                 323,944   261,484

Operating expenses                             289,592   229,525
Selling, general and administrative             26,818    23,665
- ------------------------------------------------------------------------------
Total costs and expenses                       316,410   253,190
- ------------------------------------------------------------------------------

Other operating income                             524       716
- ------------------------------------------------------------------------------
Operating profit                              $  8,058     9,010
==============================================================================

Depreciation and amortization                 $  4,795     4,072
==============================================================================

Cash capital expenditures                     $  7,315     5,208
==============================================================================

Airfreight shipment growth rate (a)               6.1%      6.9%

Airfreight weight growth rate (a):
 Domestic U.S.                                    6.0%     21.2%
 International                                   28.8%     12.2%
 Worldwide                                       16.6%     16.8%

Worldwide airfreight weight (pounds)           321,388   275,585
==============================================================================

Worldwide airfreight shipments                   1,216     1,146
==============================================================================

Worldwide average airfreight yield
 (revenue per pound)                          $  0.877     0.853
==============================================================================
Worldwide average airfreight
 revenue per shipment                         $    232       205
==============================================================================
Worldwide average airfreight weight
 per shipment (pounds)                             264       240
==============================================================================

(a)  Compared to the same period in the prior year.


Burlington reported an operating profit of $8.1 million in the 1995 first quarter, a $.9 million decrease over the $9.0 million profit reported in the first quarter of 1994. Worldwide revenues rose 24% to $323.9 million in the current year quarter from $261.5 million in the prior year first quarter. A significant portion of this increase is attributable to worldwide airfreight revenue which increased 20%, or $46.7 million, to $281.7 million compared to the first quarter of 1994. This increase was principally from an increase in weight shipped in both domestic and international markets. In addition, other revenues increased $15.8 million as a result of higher import transactions, including custom clearance and related services.

Total weight shipped worldwide, excluding ocean forwarding, increased 17% to
321.4 million pounds in the 1995 first quarter from the 275.6 million pounds in the same period a year earlier. Worldwide average airfreight yields
(revenue per pound) increased by 3% to $.877 from $.853 per pound.   The
increase in yields is attributable to the international transactions principally due to the positive impact on revenue caused by the weaker U.S. dollar in the current year first quarter versus the same period last year.

Domestic airfreight revenues increased 5% to $130 million due to a 6%
increase in weight shipped, partially offset by modest declines in domestic yields. A significant portion of the increased volume was from increased retail, electronics and automotive industry shipments compared to the first quarter of 1994. The first quarter of 1994 included freight directed to Burlington in anticipation of a nation-wide trucking strike which occurred in
April.   Operating expenses increased quarter to quarter due to the increased volume of business and the incremental costs incurred from the expansion of lift capacity implemented in the third quarter of 1994 to fulfill customer needs and expand market coverage during seasonally strong shipping periods. Revenue increases from increased volume were not sufficient to completely offset higher operating costs thereby decreasing the domestic margin per pound shipped. Burlington's management is reviewing areas to reduce expenses, including reconfiguring the private fleet where appropriate in order to maintain its margins.

International airfreight revenues increased 36% to $151.7 million primarily from a 29% increase in weight shipped and to a lesser extent from a weaker U.S. dollar. The increase in weight was attributable to an increase in U.S. exports and the addition of new foreign operations at the end of 1994. International operating profit in the first three months of 1995 benefitted in part from the recovering foreign economies and the expansion of Burlington's international operations. Price competition among forwarders and transportation cost increases resulted in a decline in margin, partially mitigating the favorable impact of the volume growth. In the 1995 first quarter, Burlington continued to enhance its international freight forwarding capabilities, signing new agents in eight Middle Eastern countries and expanding its facilities in China and Hong Kong to accommodate growing volume.

Brink's
- -------

The following is a table of selected financial data for Brink's on a comparative basis:

                                                 Quarter Ended
(In thousands)                                     March 31
- ------------------------------------------------------------------------------
                                                1995       1994
==============================================================================
Revenues                                      $149,091   123,765

Operating expenses                             123,210   102,810
Selling, general and administrative             18,983    16,154
- ------------------------------------------------------------------------------
Total costs and expenses                       142,193   118,964
- ------------------------------------------------------------------------------

Other operating income                             485     1,332
- ------------------------------------------------------------------------------
Operating profit                              $  7,383     6,133
==============================================================================

Depreciation and amortization                 $  5,156     5,012
==============================================================================

Cash capital expenditures                     $  5,791     2,995
==============================================================================

Revenues:
 North America (United States and Canada)     $ 88,430    79,485
 International subsidiaries                     60,661    44,280
- ------------------------------------------------------------------------------
Total revenues                                $149,091   123,765
==============================================================================

Operating profit:
 North America (United States and Canada)     $  5,516     4,204
 International operations                        1,867     1,929
- ------------------------------------------------------------------------------
Total operating profit                        $  7,383     6,133
==============================================================================


Brink's operating profit increased $1.3 million, or 20%, to $7.4 million in the first quarter of 1995 from $6.1 million in the first quarter of 1994 with an increase in revenues of $25.3 million, or 20%, to $149.1 million, partially offset by increases in operating expenses and selling, general and administrative expenses of $23.2 million and a decrease in other operating income of $.8 million. Both operating expenses and selling, general and administrative expenses have decreased as a percentage of revenue in the first quarter of 1995 compared to the 1994 first quarter.

Revenues from North American operations (United States and Canada) increased $8.9 million or 11% in the first quarter of 1995 to $88.4 million when compared to the first quarter of 1994. The increase was largely from armored car, coin wrapping and currency processing operations. North American operating profits increased by $1.3 million or 31% to $5.5 million in 1995 first quarter compared with the same period last year. The increase in operating profit for North American operations was largely attributable to North American armored car which includes ATM servicing, and to a lesser extent, diamond and jewelry, coin wrapping and currency processing businesses, partially offset by a decrease in the air courier operations.

Revenues from international subsidiaries increased $16.4 million or 37% in the first quarter of 1995 to $60.7 million when compared to the first year quarter of 1994 primarily reflecting improved business conditions in Brazil as well as the favorable impact of foreign currency rate fluctuations. International subsidiaries and affiliates contributed $1.9 million to operating profit in both periods. Higher operating profits in Latin America were more than offset
by a decline in operating results in Europe and Mexico.   Equity in earnings
of foreign affiliates, which is included in other operating income, decreased $1.1 million. Brink's share of results of its Mexican affiliate, in which Brink's has a 20% equity interest, decreased to a loss of $.4 million in the first quarter of 1995 from income of $.5 million in the 1994 first quarter. The 1995 results were adversely impacted by the recession in the local economy, which followed the dramatic devaluation of the peso in December 1994, accompanied by very high interest rates. Brink's Brazil, a wholly-owned subsidiary, reported operating income of $.9 million in the 1995 first quarter compared with an operating loss of $.6 million in the prior year first quarter. The 1994 first quarter loss reflected the costs of extra security measures made necessary by the significant increase in attacks on the armored car industry in Brazil as well as the industry-wide strike in Rio de Janeiro.

BHS
- ---

The following is a table of selected financial data for BHS on a comparative basis:

                                                 Quarter Ended
(Dollars in thousands)                             March 31
- ------------------------------------------------------------------------------
                                                1995       1994
==============================================================================
Revenues                                      $ 30,309    25,804

Operating expenses                              16,314    13,909
Selling, general and administrative              5,090     4,329
- ------------------------------------------------------------------------------
Total costs and expenses                        21,404    18,238
- ------------------------------------------------------------------------------

Operating profit                              $  8,905     7,566
==============================================================================

Depreciation and amortization                 $  5,089     3,833
==============================================================================

Cash capital expenditures                     $  9,927     8,539
==============================================================================

Annualized service revenues (a)               $ 91,034    73,426
==============================================================================

Number of subscribers:
 Beginning of period                           318,029   259,551
 Installations                                  19,072    19,686
 Disconnects, net                               (4,667)   (3,364)
- ------------------------------------------------------------------------------
End of period                                  332,434   275,873
==============================================================================


(a) Annualized service revenue is calculated based on the number of subscribers at period end multiplied by the average service fee per subscriber received in the last month for monitoring, maintenance and related services.


Operating profit of BHS increased $1.3 million or 18% to $8.9 million in the first quarter of 1995 from $7.6 million in the prior year quarter. The operating profit increase was primarily due to a 23% increase in service revenues, partially offset by increased installation expenses and servicing and overhead costs. The increase in the service revenues reflects a 21% higher average subscriber base in the first quarter of 1995 compared with the first quarter of 1994. Net new subscribers totaled 14,400 in the first quarter of 1995 compared with 16,300 in the first quarter of 1994. Subscribers at March 31, 1995 totaled 332,400.

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

Corporate Expenses
- ------------------

A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Services Group based on utilization and other methods and criteria which management believes to be a reasonable and equitable estimate of the costs attributable to the Services Group. These allocations were $2.3 million and $2.2 million for the first quarter of 1995 and 1994, respectively.

Other Operating Income
- ----------------------

Other operating income decreased $1 million to $1 million in the 1995 first quarter from $2 million in the 1994 first quarter. Other operating income consists primarily of equity earnings of foreign affiliates. These earnings, which are primarily attributable to equity affiliates of Brink's, amounted to $.5 million and $1.6 million for the first quarter of 1995 and 1994, respectively.

Interest Expense
- ----------------

Interest expense for the first quarter of 1995 decreased by $.3 million to $1.5 million from $1.8 million in the first quarter of 1994. The decrease in the 1995 first quarter is due to the retirement in April 1994 of the 9.2% Convertible Subordinated Debentures and lower average debt balances.

Other Income (Expense), Net
- ---------------------------

Other net expense for the first quarter of 1995 decreased by $1.6 million to a net expense of $.5 million from $2.1 million in the first quarter of 1994. This first quarter of 1994 included expenses of $1.2 million recognized on the Company's redemption of its 9.2% Convertible Subordinated Debentures, which were attributed to the Services Group.


FINANCIAL CONDITION

A portion of the Company's corporate assets and liabilities has been attributed to the Services Group based upon utilization of the shared services from which assets and liabilities are generated, which management believes to be equitable and a reasonable estimate.

Cash Provided by Operating Activities
- -------------------------------------

Cash flow from operating activities amounted to $14.7 million in the 1995 first quarter, representing a $15.9 million decline from the prior year period. The unfavorable change in cash flow principally occurred, despite higher net income and noncash charges, as a result of additional investment in working capital at Burlington. Such requirements primarily reflected initial working capital needs of recently acquired foreign subsidiaries, a relatively larger seasonal volume increase and increased international revenues, which tend to have longer payment terms.

Capital Expenditures
- --------------------

Cash capital expenditures for the first quarter of 1995 totaled $23.1 million, excluding equipment expenditures that have been or are expected to be financed through capital and operating leases, and any acquisition expenditures. Of that amount, $9.9 million was spent by BHS, $7.3 million was made by Burlington, $5.8 million was made by Brink's. Expenditures incurred by BHS in the 1995 first quarter were primarily for customer installations, representing the expansion in the subscriber base. For the remainder of 1995, capital expenditures excluding expenditures that have been or are expected to be financed through capital and operating leases as well as acquisition expenditures, are estimated to approximate $110 million. Increased expenditures in 1995 are expected at Burlington to support new airfreight stations and implementation of positive tracking systems and at BHS resulting from continued expansion of the subscriber base.

Financing
- ---------

The Services Group intends to fund its capital expenditure requirements during the remainder of 1995 primarily with anticipated cash flows from operating activities and through operating and capital leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or short-term borrowing arrangements or borrowings from the Minerals Group. The Company has a $350 million revolving credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100 million five-year term loan, which matures in March 1999. The Facility also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250 million until March 1999. Of the total amount outstanding under the Facility at March 31, 1995 $23.4 million was attributed to the Services Group.

Debt
- ----

Outstanding debt totalled $79.1 million up $9.7 million from the $69.4 million reported at year-end. The amount of the $100 million term loan attributed to the Services Group was $23.4 million at March 31, 1995.

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

Related Party Transactions
- --------------------------

At March 31, 1995, the Minerals Group owed the Services Group $50.3 million, an increase of $2.1 million from the $48.2 million owed at December 31, 1994.

At March 31, 1995, the Services Group owed the Minerals Group $39.8 million for tax benefits, of which $16 million is expected to be paid within one year.

Capitalization
- --------------

The Company is authorized to repurchase up to 1,250,000 shares of Services Stock and 250,000 shares of Minerals Stock, not to exceed $43 million. As of March 31, 1995, a total of 256,100 shares ($6.2 million) of Services Stock had been acquired pursuant to the authorization. No shares of Services Stock were repurchased in the first quarter of 1995.

Dividends
- ---------

The Board intends to declare and pay dividends on Services Stock based on earnings, financial condition, cash flow and business requirements of the Services Group. Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its public debt and bank credit agreements, financial developments of the Minerals Group could affect the Company's ability to pay dividends in respect of stock relating to the Services Group.

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

During the first quarters of 1995 and 1994, the Board declared and paid cash dividends of 5 cents per share of Services Stock.



                             PITTSTON MINERALS GROUP
                                  BALANCE SHEETS
                                  (In thousands)

                                                         Mar. 31,  Dec. 31,
                                                           1995      1994
============================================================================================
ASSETS                                                  (Unaudited)
Current assets:
Cash and cash equivalents                               $   2,143       3,708
Short-term investments, at lower of cost or market         24,013      23,121
Accounts receivable (net of estimated
 amount uncollectible:  1995 - $1,816; 1994 - $1,880)      98,734     108,923
Inventories, at lower of cost or market:
 Coal                                                      32,401      25,518
 Other                                                      4,480       4,629
- --------------------------------------------------------------------------------------------
                                                           36,881      30,147
Prepaid expenses                                           13,560      11,389
Deferred income taxes                                      30,638      30,525
- --------------------------------------------------------------------------------------------
Total current assets                                      205,969     207,813
Property, plant and equipment, at cost
 (net of accumulated depreciation, depletion
 and amortization: 1995 - $162,314; 1994 - $159,938)      214,610     220,462
Deferred pension assets                                    76,680      75,803
Deferred income taxes                                     100,756      97,945
Coal supply contracts, net of amortization                 78,715      82,240
Intangibles, net                                          119,875     120,649
Receivable - Pittston Services Group                       23,827      23,186
Other assets                                               40,674      39,414
- --------------------------------------------------------------------------------------------
Total assets                                            $ 861,106     867,512
============================================================================================


LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt                    $   5,204       7,554
Accounts payable                                           72,647      76,771
Payable - Pittston Services Group                          34,278      32,170
Accrued liabilities                                       158,577     157,229
- --------------------------------------------------------------------------------------------
Total current liabilities                                 270,706     273,724
Long-term debt, less current maturities                   100,501      88,175
Postretirement benefits other than pensions               213,350     212,977
Workers' compensation and other claims                    124,036     128,864
Deferred income taxes                                       1,377           -
Other liabilities                                         165,723     172,368
Shareholder's equity                                      (14,587)     (8,596)
- --------------------------------------------------------------------------------------------
Total liabilities and shareholder's equity              $ 861,106     867,512
============================================================================================

See accompanying notes to financial statements.


                             PITTSTON MINERALS GROUP
                             STATEMENTS OF OPERATIONS
                     (In thousands, except per share amounts)
                                   (Unaudited)

                                                             Quarter Ended
                                                                March 31
- --------------------------------------------------------------------------------------------
                                                            1995        1994
============================================================================================
Net sales                                               $ 195,740    176,742
- --------------------------------------------------------------------------------------------
Costs and expenses:
Cost of sales                                             193,940    189,781
Selling, general and administrative expenses                8,414      8,887
Restructuring and other charges                               -       90,806
- --------------------------------------------------------------------------------------------
Total costs and expenses                                  202,354    289,474
- --------------------------------------------------------------------------------------------

Other operating income                                      7,123      2,953
- --------------------------------------------------------------------------------------------
Operating profit (loss)                                       509   (109,779)

Interest income                                                40         51
Interest expense                                           (2,281)      (813)
Other income (expense), net                                  (211)      (219)
- --------------------------------------------------------------------------------------------
Income (loss) before income taxes                          (1,943)  (110,760)
Provision (credit) for income taxes                        (2,413)   (36,681)
- --------------------------------------------------------------------------------------------
Net income (loss)                                             470    (74,079)
Preferred stock dividends, net                                (83)    (1,006)
- --------------------------------------------------------------------------------------------
Net income (loss) attributed to common shares            $    387    (75,085)
============================================================================================

Per common share:
Net income (loss)                                        $    .05      (9.96)
============================================================================================

Cash dividends                                           $  .1625      .1625
============================================================================================

Average shares outstanding                                  7,727      7,541
============================================================================================

See accompanying notes to financial statements.


                             PITTSTON MINERALS GROUP
                             STATEMENTS OF CASH FLOWS
                                  (In thousands)
                                   (Unaudited)
                                                                 Quarter Ended
                                                                    March 31
- --------------------------------------------------------------------------------------------
                                                              1995             1994
============================================================================================
Cash flows from operating activities:
Net income (loss)                                          $    470          (74,079)
Adjustments to reconcile net income (loss) to
 net cash used by operating activities:
 Noncash charges and other write-offs                             -           46,487
 Depreciation, depletion and amortization                    10,620           10,193
 Credit for deferred income taxes                            (1,733)         (30,895)
 Credit for pensions, noncurrent                               (876)            (415)
 Provision for uncollectible accounts receivable                 12               30
 Equity in (earnings) loss of unconsolidated affiliates,
 net of dividends received                                      (48)              93
 Other operating, net                                        (2,875)            (352)
 Change in operating assets and liabilities net of
 effects of acquisitions and dispositions:
 Decrease (increase) in accounts receivable                  10,461          (14,888)
 Inrease in inventories                                      (6,734)          (6,796)
 Increase in prepaid expenses                                (1,318)          (3,230)
 Increase (decrease) in accounts payable
 and accrued liabilities                                       (683)          15,685
 Decrease in other assets                                       591              363
 Increase (decrease) in other liabilities                    (7,092)          19,709
 Increase (decrease) in workers'
 compensation and other claims, noncurrent                   (4,828)          15,224
 Other, net                                                     (11)            (106)
- --------------------------------------------------------------------------------------------
Net cash used by operating activities                        (4,044)         (22,977)
- --------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                   (5,385)          (2,666)
Proceeds from disposal of property,
plant and equipment                                           3,347              176
Acquisitions, net of cash acquired,
and related contingent payments                                (722)        (157,245)
Other, net                                                     (326)           6,553
- --------------------------------------------------------------------------------------------
Net cash used by investing activities                        (3,086)        (153,182)
- --------------------------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                            12,600           76,566
Reductions of debt                                           (2,598)            (528)
Payments from (to) - Services Group                           2,108           23,672
Repurchase of stock                                          (5,022)            (270)
Proceeds from exercise of stock options                         916              776
Dividends paid                                               (2,439)          (1,816)
Proceeds from sale of stock to Services Group                     -              115
Proceeds from the issuance of preferred stock,
net of cash expenses                                              -           77,578
Cost of Services Stock Proposal                                   -               (2)
- --------------------------------------------------------------------------------------------
Net cash provided by financing activities                     5,565          176,091
- --------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                    (1,565)             (68)
Cash and cash equivalents at beginning of period              3,708            2,141
- --------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $  2,143            2,073
============================================================================================

See accompanying notes to financial statements.


                          PITTSTON MINERALS GROUP
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)
                 (In thousands, except per share amounts)


(1) The financial statements of the Pittston Minerals Group (the "Minerals Group") include the balance sheets, results of operations and cash flows of the Coal and Mineral Ventures operations of The Pittston Company (the "Company"), and a portion of the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The Minerals Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate allocations reflected in these financial statements are determined based upon methods which management believes to be a reasonable and equitable allocation of such expenses and credits.

     The Company provides holders of Pittston Minerals Group Common Stock ("Minerals Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the Minerals Group in addition to consolidated financial information of the Company. Holders of Minerals Stock are shareholders of the Company, which continues to be responsible for all its liabilities. Therefore, financial developments affecting the Minerals Group or the Pittston Services Group (the "Services Group") that affect the Company's financial condition could affect the results of operations and financial condition of both Groups. Accordingly, the Company's consolidated financial statements must be read in connection with the Minerals Group's financial statements.

(2) The amounts of depreciation, depletion and amortization of property, plant and equipment in the first quarter 1995 and 1994 totaled $6,265 and $6,632, respectively.

(3) Cash payments made for interest and income taxes (net of refunds received) were as follows:

                                        First Quarter
                                       1995      1994
     -----------------------------------------------------------------------
                Interest             $ 2,087      630
     =======================================================================
                Income taxes         $   711      114
     =======================================================================


     On January 14, 1994, a wholly owned indirect subsidiary of the Minerals Group completed the acquisition of substantially all of the coal mining operations and coal sales contracts of Addington Resources, Inc. ("Addington Acquisition") for $157,324. The acquisition was accounted for as a purchase; accordingly, the purchase price was allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of acquisition. The fair value of assets acquired was $173,959 and liabilities assumed was $138,518. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was $121,883 and is being amortized over a period of 40 years. The results of operations of the acquired company have been included in the Minerals Group's results of operations since the date of acquisition.

     The acquisition was financed by the issuance of $80,500 of $31.25 Series C Cumulative Convertible Preferred Stock, which is convertible into Minerals Stock, and additional debt under existing credit facilities. This financing has been attributed to the Minerals Group. In March 1994, the additional debt incurred for the Addington Acquisition was refinanced with a portion of a five-year term loan.

     During the three months ended March 31, 1994, capital lease obligations of $279 were incurred for leases of property, plant and equipment. In addition, during the three months ended March 31, 1994, the Minerals Group assumed capital lease obligations of $16,210 as part of the Addington Acquisition.

     In March 1995, the Minerals Group sold surplus coal reserves for cash of $2,878 and a note receivable of $2,317. The cash proceeds have been included in the Statement of Cash Flows as "Cash flow from investing activities: Proceeds from disposals of property, plant and equipment".

     In December 1993, the Minerals Group sold the majority of the assets of its captive mine supply company. Cash proceeds of $8,400 from the sale were received on January 2, 1994, and have been included in the Statement of Cash Flows under the caption "Cash flow from investing activities: Other, net".

(4) Restructuring and other charges - As a result of the continuing long-term decline in the metallurgical coal markets, in the first quarter of 1994, the Coal operations accelerated its strategy of decreasing its exposure to these markets. After a review of the economic viability of certain metallurgical coal assets in early 1994, management determined that four underground mines were no longer economically viable and should be closed resulting in significant economic impairment to three related preparation plants. In addition, it was determined that one surface steam coal mine, the Heartland mine, which provided coal to Alabama Power Company under a long-term sales agreement, would be closed due to rising costs caused by unfavorable geological conditions.

     As a result of these decisions, the Company incurred a pre-tax charge of $90,806 in the first quarter of 1994 ($58,116 after tax) which included a reduction in the carrying value of these assets and related accruals for mine closure costs. These charges included assets write-downs of $46,487 which reduced the book carrying value of such assets to what management believes to be their net realizable value based on either estimated sales or leasing of such property to unrelated third parties. In addition, the charges included $3,836 for required lease payments owed to lessors for machinery and equipment that would be idled as a result of the mine and facility closures. The charges also included $19,290 for mine and plant closure costs which represented estimates for reclamation and other environmental costs to be incurred to bring the properties in compliance with federal and state mining and environmental laws. This accrual was required due to the premature closing of the mines. The accrual also included $21,193 in contractually or statutorily required employee severance and other benefit costs associated with termination of employees at these facilities and costs associated with inactive employees at these facilities. Such employee benefits included severance payments, medical insurance, workers compensation and other benefits and have been calculated in accordance with contractually (collective bargaining agreements signed by certain coal subsidiaries included in the Company) and legally required employee severance and other benefits.

     Of the four underground mines, two have ceased coal production, while the remaining two mines are expected to cease coal production in 1995. In 1994 the Company reached agreement with Alabama Power Company to transfer the coal sales contract serviced by the Heartland mine to another location in West Virginia. The Heartland mine ceased coal production during 1994 and final reclamation and environmental work is in process. At the beginning of 1994, there were approximately 750 employees involved in operations at these facilities and other administrative support. Employment at these facilities has been reduced by 63% to approximately 275 employees at March 31, 1995.

(5) Certain prior period amounts have been reclassified to conform to current period financial statement presentation.

(6) All adjustments have been made which are, in the opinion of management, necessary to a fair presentation of results of operations for the periods reported herein. All such adjustments are of a normal recurring nature.


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

The Company provides to holders of the Pittston Minerals Group Common Stock ("Minerals Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the Minerals Group in addition to consolidated financial information of the Company. Holders of Minerals Stock are shareholders of the Company, which continues to be responsible for all its liabilities. Therefore, financial developments affecting the Minerals Group or the Pittston Services Group (the "Services Group") that affect the Company's financial condition could affect the results of operations and financial condition of both Groups. Accordingly, the Company's consolidated financial statements must be read in connection with the Minerals Group's financial statements.

The following discussion is a summary of the key factors management considers necessary in reviewing the Minerals Group's results of operations, liquidity and capital resources. This discussion should be read in conjunction with the financial statements and related notes of the Company.


                           SEGMENT INFORMATION
                        (In thousands of dollars)

                                               Quarter Ended
                                                 March 31
- ------------------------------------------------------------------------------
                                               1995       1994
==============================================================================
Revenues:
Coal                                          $191,283    173,416
Mineral Ventures                                 4,457      3,326
- ------------------------------------------------------------------------------
Consolidated revenues                         $195,740    176,742
==============================================================================

Operating profit (loss):
Coal                                          $  1,311   (107,839)
Mineral Ventures                                   915       (246)
- ------------------------------------------------------------------------------
Segment operating profit (loss)                  2,226   (108,085)
General corporate expense                       (1,717)    (1,694)
- ------------------------------------------------------------------------------
Operating profit (loss)                       $    509   (109,779)
==============================================================================


RESULTS OF OPERATIONS

In the first quarter of 1995, the Minerals Group reported net income of $.5 million compared with a net loss of $74.1 million in the first quarter of 1994. The increase is primarily attributable to the Coal operations whose first quarter 1994 results included charges for asset writedowns, accruals for costs related to facility shutdowns and operating losses incurred related to these facilities, which in the aggregate reduced operating profit and net income by $97.5 million and $63.4 million, respectively.

Coal
- ----

The following is a table of selected financial data for the Coal operations on a comparative basis:

                                                 Quarter Ended
(In thousands)                                     March 31
- ------------------------------------------------------------------------------
                                                1995       1994
==============================================================================
Net sales                                     $191,283   173,416

Cost of sales                                  190,967   187,274
Selling, general and administrative expenses     6,080     6,221
Restructuring and other charges                      -    90,806
- ------------------------------------------------------------------------------
Total costs and expenses                       197,047   284,301
- ------------------------------------------------------------------------------
Other operating income                           7,075     3,046
- ------------------------------------------------------------------------------
Operating profit (loss)                       $  1,311  (107,839)
==============================================================================

Coal sales (tons):
 Metallurgical                                   2,389     2,461
 Utility and industrial                          4,503     3,608
- ------------------------------------------------------------------------------
Total coal sales                                 6,892     6,069
==============================================================================

Production/purchased (tons)
 Deep                                            1,057     1,448
 Surface                                         3,853     3,073
 Contract                                          533       483
- ------------------------------------------------------------------------------
                                                 5,443     5,004
Purchased                                        1,737     1,373
- ------------------------------------------------------------------------------
Total                                            7,180     6,377
==============================================================================


OPERATIONS - Coal operations had an operating profit totaling $1.3 million in the first quarter of 1995 compared with an operating loss of $107.8 million in the 1994 first quarter. The 1995 first quarter operating profit included a pretax gain of $3.0 million from the disposition of surplus coal reserves.
The 1994 first quarter operating loss included $90.8 million of charges for asset writedowns and accruals for costs related to facilities which are being closed (discussed further below) and $6.7 million of operating losses incurred during the first quarter related to those facilities.

Sales volume of 6.9 million tons for the 1995 first quarter was 14% or .8 million tons greater than sales volume in the 1994 first quarter. The increased sales were attributable to steam coal with sales of 4.5 million tons (65% of total sales) up from 3.6 million tons (59% of total sales) in the first quarter of 1994 while metallurgical coal sales decreased 3% from 2.5 million tons to 2.4 million tons. Coal produced (5.5 million tons) and purchased (1.7 million tons) totaled 7.2 million tons for the 1995 first quarter, a 13% or .8 million ton increase over the 1994 first quarter.

In the 1995 first quarter, 28% of total production was derived from underground mines compared with 38% in the first quarter of 1994. The decrease in underground mine production is the result of the decision made in the 1994 first quarter to close four underground mines. Coal production derived from surface mines was 72% in the first quarter of 1995 compared with 62% in the first quarter of 1994.

Coal margin (realization less current production costs of coal sold), of $6.6 million or $.96 per ton for the first quarter of 1995, increased $12.4 million or $1.91 per ton from the prior year first quarter. This was caused by a 3% or $.77 per ton decrease in average realization to $27.68 per ton more than offset by a 9% or $2.68 per ton decrease in average current production costs of coal sold to $26.72 per ton. The higher percentage of steam coal sales and declines in export metallurgical coal prices contributed to the decline in average realization. Average current production costs of coal sold was unusually high in the first quarter of 1994 primarily due to adverse weather conditions, which significantly reduced planned production, and unusually high costs incurred at mines which were in the process of being closed.

In early 1995, domestic steam coal markets weakened significantly. Spot prices of virtually all coal qualities have declined significantly, principally due to the mild winter which reduced the utility coal burn and allowed increased coal production, which together increased inventories. Coal operations is responding to the weak market conditions by curtailing production at two surface mines. While the weak market has adversely affected certain of the Company's coal operations, the impact is projected to be moderated by the 85% of 1995 steam coal production expected to be sold under long-term contracts.

Coal operations has reached contract agreements with most of its metallurgical customers for the coal year that began April 1, 1995 calling for price increases of approximately $4.00 to $5.50 per metric ton, depending upon coal quality. These price increases had the effect of realigning pricing to levels in effect prior to last year's large decline. Sales volume is expected to decline modestly from the level in the prior contract year. The price increases will generally be effective beginning in the second quarter of 1995 but will be partially offset by higher costs of purchased coal.

Coal operations continued to incur higher than expected costs at several mines during the quarter, thereby increasing the average cost of coal mined. While the categories of unfavorable costs varied from mine to mine, they generally reflected adverse geological conditions, additional washing and trucking costs, and in some cases, higher labor and equipment costs. Several remediation efforts have been undertaken, including the planned closure of two surface mines in Virginia. In addition, after higher than planned mining costs in the first quarter and a modified mine plan, a surface mine in West Virginia has been reconfigured to produce more efficiently once the spot steam coal market improves.

Excluding the sale of surplus coal reserves, Coal operations incurred an operating loss of $1.7 million in the first quarter of 1995. As part of its strategy to return to positive operating earnings, management has reorganized Coal operations into four functional units defined by production and geographic area. Each of these units will be responsible for optimizing the mix of sales and production opportunities within its area of responsibility. In addition, the following steps are being implemented: (i) reduction of overhead; (ii) evaluation of non-strategic assets for sale; (iii) improvement of margin at continuing operations; (iv) review of unprofitable mines for possible closure; and (v) review of new mine openings to take advantage of specific market opportunities. As discussed previously, Coal operations has targeted two surface mines for closure and the idling of a third mine. All of these strategies are being implemented with the objective to achieve positive operating profit on a sustainable basis for the long-term.

RESTRUCTURING AND OTHER CHARGES - As a result of the continuing long-term decline of the metallurgical coal markets, in the first quarter 1994, management determined that four underground mines were no longer economically viable and should be closed resulting in significant economic impairment to three related preparation plants. In addition, it was determined that one surface steam coal mine, the Heartland mine, which provided coal to Alabama Power under a long-term sales agreement, would be closed due to rising costs caused by unfavorable geological conditions.

As a result of these decisions, the Coal operations incurred pretax charges of $90.8 million ($58.1 million after tax) in the first quarter of 1994 which included a reduction in the carrying value of these assets and related accruals for mine closure costs. These charges included asset writedowns of $46.5 million which reduced the book carrying value of such assets to what management believes to be their net realizable value based on either estimated sales or leasing of such property to unrelated third parties. In addition, the charges included $3.8 million for required lease payments owed to lessors for machinery and equipment that would be idled as a result of the mine and facility closures. The charges also included $19.3 million for mine and plant closure costs which represented estimates of reclamation and other environmental costs to be incurred to bring the properties in compliance with federal and state mining and environmental laws. This accrual was required due to the premature closing of the mines. The accrual also included $21.2 million in contractually or statutorily required employee severance and other benefit costs associated with termination of employees at these facilities and costs associated with inactive employees at these facilities. Such employee benefits include severance payments, medical insurance, workers compensation and other benefits and have been calculated in accordance with contractually (collective bargaining agreements signed by certain coal subsidiaries included in the Coal operations) and legally required employee severance and other benefits.

Of the four underground mines, two have ceased coal production (one in the first quarter of 1995), while the remaining two mines are expected to cease coal production during the remainder of 1995. In 1994 the Coal operations reached agreement with Alabama Power Company to transfer the coal sales contract serviced by the Heartland mine to another location in West Virginia. The Heartland mine ceased coal production during 1994 and final reclamation and environmental work is in process. At the beginning of 1994 there were approximately 750 employees involved in operations at these facilities and other administrative support. Employment at these facilities has been reduced by 63% to approximately 275 employees at March 31, 1995.

After coal production ceases at the mines contemplated in the accrual, the Company will continue to pay reclamation and environmental costs for several years to bring these properties into compliance with federal and state environmental laws. In addition, employee termination and medical payments will continue to be made for several years after the facilities have been closed. The significant portion of these employee liabilities is for statutorily provided workers compensation costs for inactive employees. Such benefits include indemnity and medical payments as required under state workers compensation laws. The long payment periods are based on continued, and in some cases, lifetime indemnity and medical payments to injured former employees and their surviving spouses. Management believes that the charges incurred in 1994 should be sufficient to provide for these future payments and does not anticipate material additional future charges to operating earnings for these facilities, although continual cash funding will be required over the next several years.

The following table analyzes the changes in liabilities during 1994 and 1995 for facility closure costs recorded as restructuring and other charges:


                                                    Employee
                                          Mine  Termination,
                                 Leased     and      Medical
                              Machinery   Plant          and
                                    and Closure    Severance
                              Equipment   Costs        Costs     Total
- -----------------------------------------------------------------------------
     Balance as of December
      31, 1993 (a)              $ 3,092  28,434       34,217    65,743
     Additions                    3,836  19,290       21,193    44,319
     Payments (b)                 3,141   9,468       12,038    24,647
- -----------------------------------------------------------------------------
     Balance as of December
      31, 1994                    3,787  38,256       43,372    85,415
     Payments (c)                   424   2,451        2,418     5,293
- -----------------------------------------------------------------------------
     Balance as of March
       31, 1995                 $ 3,363  35,805       40,954    80,122
=============================================================================


(a) These amounts represent the remaining liabilities for facility closure costs recorded as restructuring and other charges in prior years. The original charges included $5,094 for leased machinery and equipment, $52,243 principally for incremental facility closing costs including reclamation and $54,108 for employee benefit costs, primarily workers compensation, which will continue to be paid for several years.

(b) These amounts represent total cash payments made during 1994 for these charges. Of the total payments made, $14,494 was for liabilities recorded in years prior to 1994 and $10,153 was for liabilities recorded in 1994.

(c) Payments made in the first quarter of 1995 included $2,567 related to pre-1994 liabilities and $2,726 for liabilities recorded in the first quarter of 1994.


During the next twelve months, expected cash funding of these charges is approximately $15 to 20 million. Management estimates that the remaining liability for leased machinery and equipment will be fully paid over the next two years. The liability for mine and plant closure costs is expected to be satisfied over the next ten years of which approximately 70% is expected to be paid over the first three years. The liability for employee related costs, which is primarily workers compensation, is estimated to be 70% settled over the next five years with the balance paid during the following five to ten years.

The first quarter of 1995 includes $.4 million of losses which were incurred in connection with closed facilities and other idled property and equipment.

Mineral Ventures
- ----------------

The following is a table of selected financial data for the Mineral Ventures on a comparative basis:

                                                   Quarter Ended
(Dollars in thousands, except ounce data)            March 31
- ------------------------------------------------------------------------------
                                                  1995       1994
==============================================================================
Net sales                                      $  4,457      3,326

Cost of sales                                     2,973      2,507
Selling, general and administrative costs           617        972
- ------------------------------------------------------------------------------
Total costs and expenses                          3,590      3,479
- ------------------------------------------------------------------------------

Other operating income (expense)                     48        (93)
- ------------------------------------------------------------------------------
Operating profit (loss)                        $    915       (246)
==============================================================================

Stawell Gold Mine:
PMV's 50% direct share ounces sold               10,846      8,700
Average realized gold price per ounce (US$)    $    400        391



Operating profit of Mineral Ventures increased $1.1 million in the 1995 first quarter to $.9 million compared to an operating loss of $.2 million in the prior year first quarter. The increase in operating profit principally reflects increased production levels at the Stawell gold mine. The operating loss in the first quarter of 1994 was the result of a production shortfall at the Stawell mine, largely due to an operator accident during the 1994 first quarter, which also contributed to higher operating costs for the period. The Stawell gold mine, in which Mineral Ventures has a 67% net equity interest, produced 21,197 ounces in the 1995 first quarter compared with 16,855 ounces in the comparable 1994 period. Joint ventures in which Mineral Ventures also has 67% net equity interests continued gold exploration in Nevada and Australia during the 1995 first quarter.

Other Operating Income
- ----------------------

Other operating income for the first quarter of 1995 increased $4.1 million to $7.1 million from $3.0 million recognized in the year earlier quarter. Other operating income principally includes royalty income and gains and losses from sales of coal assets. The increase in the 1995 first quarter principally is the result of a $3.0 million gain from the sale of surplus coal reserves.

Corporate Expenses
- ------------------

A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Minerals Group based on utilization and other methods and criteria which management believes to be a reasonable and equitable estimate of the costs attributable to the Minerals Group. These allocations were $1.7 million for the first quarter of 1995 and 1994.

Interest Expense
- ----------------

Interest expense for the first quarter of 1995 increased to $1.5 million to $2.3 million from $.8 million in the first quarter of 1994. The increase in interest expense in 1995 is the result of higher interest rates on higher average debt balances.

Income Taxes
- ------------

Net income in the 1995 first quarter includes a tax credit which exceeds the amount calculated based on the statutory federal income tax rate of 35% as a result of the tax benefits of percentage depletion.


FINANCIAL CONDITION

A portion of the Company's corporate assets and liabilities has been attributed to the Minerals Group based upon utilization of the shared services from which assets and liabilities are generated, which management believes to be equitable and a reasonable estimate.

Cash Provided by Operating Activities
- -------------------------------------

Operating activities for the first quarter of 1995 used cash of $4 million, while operations in the first quarter of 1994 used cash of $23 million. Cash provided by operating activities in the first quarter of 1994 was negatively impacted by the integration of operating activities of Addington which required cash to finance working capital. Net income, noncash charges and changes in operating assets and liabilities in the 1994 first quarter were significantly affected by after-tax special and other charges of $58.1 million which had no effect in the first quarter on cash generated by operations. Of the total $90.8 million of the 1994 first quarter pre-tax charges, $46.5 million was for noncash writedowns of assets and the remainder represents liabilities, which are expected to be paid over the next several years.

Capital Expenditures
- --------------------

Cash capital expenditures for the first quarter of 1994 totaled $5.4 million, excluding equipment expenditures that have been or are expected to be financed through capital and operating leases, and any acquisition expenditures. For the remainder of 1995, capital expenditures, excluding expenditures that have been or are expected to be financed through capital and operating leases as well as acquisition expenditures, are estimated to approximate $20 million.

Other Investing Activities
- --------------------------

All other investing activities in the 1995 first quarter provided net cash of $2.3 million primarily from the $2.9 million cash proceeds received in 1995 from the sale of surplus coal reserves. In January 1994, the Company paid approximately $157 million in cash for the acquisition of substantially all the coal mining operations and coal sales contracts of Addington. The purchase price of the acquisition was subsequently financed through the issuance of $80.5 million of a new series of preferred stock, convertible into Pittston Minerals Group Common Stock, and additional debt under revolving credit agreements.

Financing
- ---------

The Minerals Group intends to fund its capital expenditure requirements during the remainder of 1995 primarily with anticipated cash flows from operating activities and through operating and capital leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or other borrowing arrangements or borrowings from the Services Group. The Company has a $350 million revolving credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100 million five-year term loan, which matures in March 1999. The Facility also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250 million until March 1999. As of March 31, 1995, borrowings of $100 million were outstanding under the five-year term loan portion of the Facility with $22 million of additional borrowings outstanding under the remainder of the facility. Of the total amount outstanding under the Facility, $98.6 million was attributed to the Minerals Group.

Debt
- ----

Total debt outstanding at March 31, 1995 was $105.7 million, an increase of $10.0 million from the $95.7 million reported at year end. Borrowings from the Services Group were not sufficient to fund current operating activities, capital expenditures and net costs related to share activity during the 1995 first quarter, resulting in additional borrowings under the Company's revolving credit agreements.

Related Party Transactions
- --------------------------

At March 31, 1995, the Minerals Group owed the Services Group $50.3 million, an increase of $2.1 million from the $48.2 million owed at December 31, 1994.

At March 31, 1995, the Services Group owed the Minerals Group $39.8 million for tax benefits, of which $16 million is expected to be paid within one year.

Capitalization
- --------------

In January 1994, the Company issued $80.5 million (161,000 shares) of a new series of preferred stock, convertible into Minerals Stock, to finance a portion of the Addington Acquisition. Such stock has been attributed to the Minerals Group.

In 1994, the Board authorized the repurchase from time to time of up to $15 million of the new series of cumulative convertible preferred stock. As of March 31, 1995, 21,020 shares at a total cost of $8.4 million were repurchased of which 12,670 shares at a cost of $5 million were repurchased in the first quarter of 1995.

The Company is authorized to repurchase up to 1,250,000 shares of Services Stock and 250,000 shares of Minerals Stock, not to exceed $43 million. As of March 31, 1995 38,500 shares ($.8 million) of Minerals Stock have been acquired pursuant to the authorization. No shares of Minerals Stock were repurchased in the first quarter of 1995.

Dividends
- ---------

The Board intends to declare and pay dividends on Services Stock and Minerals Stock based on earnings, financial condition, cash flow and business requirements of the Services Group and the Minerals Group, respectively.
Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its public debt and bank credit agreements, financial developments of one Group could affect the Company's ability to pay dividends in respect of stock relating to the other Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount, which is adjusted by net income or losses and other equity transactions, as defined in the Company's Articles of Incorporation. At March 31, 1995 the Available Minerals Dividend Amount was at least $18.9 million.

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

During the 1995 and 1994 first quarters, the Board declared and paid cash dividends of 16.25 cents per share of Minerals Stock. Dividends paid on the cumulative convertible preferred stock in the 1995 and 1994 first quarter totaled $1.2 million and $.6 million, respectively. The Company's repurchase of it cumulative convertible preferred stock in the 1995 first quarter was at less than issue cost, which resulted in a $1.0 million reduction in reported preferred stock dividends.



                        PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders
- -------   ---------------------------------------------------


(a)       The Company's annual meeting of shareholders was held on May 5, 1995.

(b)       Not required.

(c) The following persons were elected directors for terms expiring in 1998, by the following votes:

                                      For               Withheld
                                      ---               --------
               J. R. Barker         44,362,704           272,391

               J. L. Broadhead      44,360,127           274,968

               R. M. Gross          44,324,322           310,773

               D. L. Marshall       43,931,965           703,130

   The selection of KPMG Peat Marwick LLP as independent certified public accountants to audit the accounts of the Company and its subsidiaries for the year 1995 was approved by the following vote:

                                                            Broker
             For           Against        Abstentions      Non-votes
             ---           -------        -----------      ---------
          44,258,079       168,169          208,847         - 0 -


   Amendment and restatement of the Company's Key Employees' Deferred Compensation Program generally to provide that in the event of a deferral under the Plan the Company will provide to certain participants a matching contribution equal to 100% of the first 10% of such participants' (a) cash incentive payment and (b) salary (the matching contribution in no event to exceed the amount deferred) was approved by the following vote:

                                                           Broker
              For          Against       Abstentions      Non-votes
              ---          -------       -----------      ---------
          42,666,422      1,296,766         671,907         - 0 -



Item 6.   Exhibits and Reports on Form 8-K
- -------   --------------------------------

(a)  Exhibits:

     Exhibit
     Number

      10*      The Company's Key Employees'
               Deferred Compensation Program,
               as amended and restated. Incorporated by reference to Exhibit A of the Registrant's Proxy
               Statement filed March 29, 1995.

      11       Statement re Computation of
               Per Shares Earnings.


(b)  No reports on Form 8-K were filed during the first quarter of 1995.






- -------------------
* Management contract or compensatory plan or arrangement.




                                 SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               THE PITTSTON COMPANY



May 12, 1995                   By       G. R. Rogliano
                                  --------------------------
                                       (G. R. Rogliano)
                                       Vice President -
                                     Controllership and Taxes
                                   (Duly Authorized Officer and
                                     Chief Accounting Officer)