Form 10-Q
period 1995-06-30
PITTSTON CO
filed 1995-08-11
CIK 78890

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

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


  P.O. Box 120070, 100 First Stamford Place, Stamford, Connecticut 06912-0070
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (203) 978-5200



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X    No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 41,577,671 shares of $1 par value Pittston Services Group Common Stock and 8,484,708 shares of $1 par value Pittston Minerals Group Common Stock as of August 1, 1995.


                         Part I - Financial Information
                      The Pittston Company and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                                        June 30,               Dec. 31,
                                                                                          1995                   1994
===========================================================================================================================
ASSETS                                                                                (Unaudited)
Current assets:
Cash and cash equivalents                                                          $     38,921                     42,318
Short-term investments, at lower of cost or market                                       26,921                     25,162
Accounts receivable (net of estimated amount uncollectible:
   1995 - $16,138; 1994 -$15,734)                                                       383,471                    376,792
Inventories, at lower of cost or market                                                  47,586                     34,153
Prepaid expenses                                                                         37,156                     27,700
Deferred income taxes                                                                    52,796                     55,850
- ---------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                    586,851                    561,975

Property, plant and equipment, at cost (net of
  depletion and amortization: 1995 - $416,125; 1994 - $394,660)                         462,630                    445,834
Intangibles, net of amortization                                                        331,416                    329,441
Deferred pension assets                                                                 121,405                    118,953
Deferred income taxes                                                                    81,299                     84,214
Other assets                                                                            176,065                    197,361
- ---------------------------------------------------------------------------------------------------------------------------
Total assets                                                                         $1,759,666                  1,737,778
===========================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                                                              $     25,430                     13,323
Current maturities of long-term debt                                                     11,217                     13,748
Accounts payable                                                                        250,749                    252,615
Accrued liabilities                                                                     279,640                    294,784
- ---------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                               567,036                    574,470

Long-term debt, less current maturities                                                 162,532                    138,071
Postretirement benefits other than pensions                                             219,599                    218,738
Workers' compensation and other claims                                                  130,888                    138,793
Deferred income taxes                                                                    20,118                     19,036
Other liabilities                                                                       188,244                    200,855

Shareholders' equity:
Preferred stock, par value $10 per share: Authorized: 2,000 shares
  $31.25 Series C Cumulative Convertible Preferred Stock:
  Issued:  1995 - 140 shares; 1994 - 153 shares                                           1,399                      1,526
Pittston Services Group common stock, par value $1 per share:
  Authorized: 100,000 shares;
  Issued: 1995 - 41,571 shares; 1994 - 41,595 shares                                     41,571                     41,595
Pittston Minerals Group common stock, par value $1 per share:
  Authorized 20,000 shares;
  Issued: 1995 - 8,484 shares; 1994 - 8,390 shares                                        8,484                      8,390
Capital in excess of par value                                                          395,686                    420,470
Retained earnings                                                                       137,650                    107,739
Equity adjustment from foreign currency translation                                     (18,616)                   (14,276)
Employee benefits trust, at market value                                                (94,925)                  (117,629)
- ---------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                              471,249                    447,815
- ---------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                           $1,759,666                  1,737,778
===========================================================================================================================


See accompanying notes to consolidated financial statements.

                      The Pittston Company and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                        Three Months                    Six Months
                                                        Ended June 30                  Ended June 30
- ---------------------------------------------------------------------------------------------------------
                                                     1995           1994            1995           1994
=========================================================================================================
Net sales                                      $   184,211        202,149        379,951         378,891
Operating revenues                                 527,556        457,351      1,030,900         868,404
- ---------------------------------------------------------------------------------------------------------
Net sales and operating revenues                   711,767        659,500      1,410,851       1,247,295
- ---------------------------------------------------------------------------------------------------------

Costs and expenses:
Cost of sales                                      180,860        189,044        374,800         378,825
Operating expenses                                 441,009        369,935        870,125         716,179
Selling, general and administrative expenses        65,063         62,906        126,621         118,156
Restructuring and other charges                          -              -              -          90,806
- ---------------------------------------------------------------------------------------------------------
Total costs and expenses                           686,932        621,885      1,371,546       1,303,966
- ---------------------------------------------------------------------------------------------------------

Other operating income                              11,150          5,834         19,282          10,835
- ---------------------------------------------------------------------------------------------------------

Operating profit (loss)                             35,985         43,449         58,587         (45,836)

Interest income                                        842            552          1,652           1,208
Interest expense                                    (3,710)        (2,644)        (6,744)         (5,209)
Other income (expense), net                         (1,455)        (1,732)        (2,196)         (4,067)
- ---------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                   31,662         39,625         51,299         (53,904)
Provision (credit) for income taxes                  7,054         11,587         12,626         (18,374)
- ---------------------------------------------------------------------------------------------------------
Net income (loss)                                   24,608         28,038         38,673         (35,530)
Preferred stock dividends, net                      (1,093)        (1,257)        (1,176)         (2,263)
- ---------------------------------------------------------------------------------------------------------
Net income (loss) attributed to common shares  $    23,515         26,781         37,497         (37,793)
=========================================================================================================

Pittston Services Group:
Net income attributed to common shares         $    19,974         21,288         33,569          31,799
- ---------------------------------------------------------------------------------------------------------
Net income per common share                    $       .53            .56            .89             .84
- ---------------------------------------------------------------------------------------------------------
Cash dividend per common share                 $       .05            .05            .10             .10
- ---------------------------------------------------------------------------------------------------------


Pittston Minerals Group:
Net income (loss) attributed to common shares  $     3,541          5,493          3,928         (69,592)
- ---------------------------------------------------------------------------------------------------------
Net income (loss) per common share:
Primary                                        $       .45            .72            .51           (9.20)
Fully diluted                                  $       .45            .67            .51           (9.20)
- ---------------------------------------------------------------------------------------------------------
Cash dividends per common share                $      .1625         .1625          .3250           .3250
=========================================================================================================




See accompanying notes to consolidated financial statements.

                      The Pittston Company and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                                                  Six Months
                                                                                                                 Ended June 30
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                            1995            1994
=================================================================================================================================
Cash flows from operating activities:
Net income (loss)                                                                                      $   38,673       (35,530)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Noncash charges and other write-offs                                                                         -        46,793
   Depreciation, depletion and amortization                                                                51,893        47,191
   Provision (credit) for deferred income taxes                                                             6,543       (17,389)
   Provision (credit) for pensions, noncurrent                                                             (1,730)          642
   Provision for uncollectible accounts receivable                                                          1,999         1,766
   Equity in earnings of unconsolidated affiliates, net of dividends received                                  (8)       (2,248)
   Other operating, net                                                                                    (1,427)        1,171
   Change in operating assets and liabilities net of effects of acquisitions and dispositions:
      Increase in accounts receivable                                                                      (8,678)      (38,610)
      Increase in inventories                                                                             (13,432)       (9,095)
      Increase in prepaid expenses                                                                         (9,371)       (2,619)
      (Decrease) increase in accounts payable and accrued liabilities                                     (11,337)       23,963
      Decrease in other assets                                                                                704         4,632
      Increase (decrease) in other liabilities                                                            (14,532)       10,661
      Increase (decrease) in workers' compensation and other claims, noncurrent                            (7,903)       11,608
      Other, net                                                                                           (1,120)        (314)
- --------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                                  30,274        42,622
- --------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                                                                (55,353)      (42,276)
Property, plant and equipment pending lease financing                                                         (50)        2,047
Proceeds from disposal of property, plant and equipment                                                    10,481         1,562
Acquisitions, net of cash acquired, and related contingent payments                                        (2,410)     (157,294)
Other, net                                                                                                  1,825         5,575
- --------------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                                     (45,507)     (190,386)
- --------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                                                                          33,940       112,737
Reductions of debt                                                                                         (7,911)      (33,916)
Repurchase of stock of the Company                                                                         (7,808)       (2,953)
Proceeds from exercise of stock options                                                                     2,490         4,703
Proceeds from preferred stock issuance, net of cash expenses                                                    -        77,359
Cost of Services Stock Proposal                                                                                 -            (4)
Dividends paid                                                                                             (8,875)       (8,065)
- --------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                                  11,836       149,861
- --------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                                       (3,397)        2,097
Cash and cash equivalents at beginning of period                                                           42,318        32,412
- --------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                             $   38,921        34,509
================================================================================================================================

See accompanying notes to consolidated financial statements.

                      The Pittston Company and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
              (In thousands, except per share and employee amounts)



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

(2) The average number of shares outstanding used in the earnings per share computations were as follows:

                                    Second Quarter                Six Months
                                  1995        1994             1995      1994
           ---------------------------------------------------------------------
           Services Stock        37,916      37,739          37,912     37,715
           Minerals Stock:
             Primary              7,811       7,644           7,764      7,565
             Fully diluted        9,988      10,148          10,038      9,905


          The average number of shares outstanding used in the earnings per share computations do not include the shares of Services Stock and Minerals Stock held in the Company's Employee Benefits Trust which totaled 3,684 (3,793 in 1994) and 659 (739 in 1994), respectively, at
          June 30, 1995.

(3) The amounts of depreciation, depletion and amortization of property, plant and equipment in the second quarter and six month periods were $19,955 ($17,262 in 1994) and $39,334 ($34,618 in 1994), respectively.

(4) Cash payments made for interest and income taxes (net of refunds received) were as follows:

                              Second Quarter                 Six Months
                              1995      1994             1995         1994
          ----------------------------------------------------------------------
          Interest          $ 4,049     2,750           7,082         5,816
          ======================================================================
          Income taxes      $ 6,647     4,567          16,474        11,514
          ======================================================================



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

          During the six months ended June 30, 1995 and 1994, capital lease obligations of $2,886 and $1,968, respectively, were incurred for leases of property, plant and equipment. In addition, during the six months ended June 30, 1994, the Company assumed capital lease obligations of $16,210 as part of the Addington Acquisition.

          In June 1995, the Company sold its rights under certain coal reserve leases and the related equipment for $2,800 in cash and notes totaling $2,882. The cash proceeds have been included in the Consolidated Statement of Cash Flows as "Cash flow from investing activities:
          Proceeds from disposals of property, plant and equipment".

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

(5) Restructuring and other charges - After a review of the economic viability of certain metallurgical coal assets in the first quarter of 1994, management determined that four underground mines were no longer economically viable and should be closed resulting in significant economic impairment to three related preparation plants. In addition, it was determined that one surface steam coal mine, the Heartland mine, which provided coal to Alabama Power Company under a long-term sales agreement, would be closed due to rising costs caused by unfavorable geological conditions.

          As a result of these decisions, the Company incurred a pretax charge of $90,806 in the first quarter of 1994 ($58,116 after tax) which included a reduction in the carrying value of these assets and related accruals for mine closure costs. These charges included assets write-downs of $46,487 which reduced the book carrying value of such assets to what management believes to be their net realizable value based on either estimated sales or leasing of such property to unrelated third parties. In addition, the charges included $3,836 for required lease payments owed to lessors for machinery and equipment that would be idled as a result of the mine and facility closures. The charges also included $19,290 for mine and plant closure costs which represented estimates for reclamation and other environmental costs to be incurred to bring the properties in compliance with federal and state mining and environmental laws. This accrual was required due to the premature closing of the mines. The accrual also included $21,193 in contractually or statutorily required employee severance and other benefit costs associated with termination of employees at these facilities and costs associated with inactive employees at these facilities. Such employee benefits included severance payments, medical insurance, workers' compensation and other benefits and have been calculated in accordance with contractually (collective bargaining agreements signed by certain coal subsidiaries included in the Company) and legally required employee severance and other benefits.

          Of the four underground mines, two have ceased coal production (one in the first half of 1995), while the remaining two mines are expected to cease coal production during the remainder of 1995. In 1994 the Company reached agreement with Alabama Power Company to transfer the coal sales contract serviced by the Heartland mine to another location in West Virginia. The Heartland mine ceased coal production during 1994 and final reclamation and environmental work is in process. At the beginning of 1994, there were approximately 750 employees involved in operations at these facilities and other administrative support. Employment at these facilities has been reduced by 78% to approximately 165 employees at June 30, 1995.

(6) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Company and the BHS segment for the first six months of 1995 and 1994 by $1,949 and $2,149, respectively and for the second quarter of 1995 and 1994 by $825 and $1,029, respectively. The effect of this change increased net income per common share of the Services Group for the first six months of 1995 and 1994 by $.03 and for the second quarter of 1995 and 1994 by $.01 and $.02, respectively.

(7) On April 15, 1994, the Company redeemed all of the $27,811 of 9.2% Convertible Subordinated Debentures due July 1, 2004, at a premium of $767. The premium and other charges related to the redemption have been included in the Consolidated Statement of Operations for the six months ended June 30, 1994, under the caption "Other income (expense), net".

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

                      The Pittston Company and Subsidiaries
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION



                                                                    Three Months                    Six Months
                                                                    Ended June 30                  Ended June 30
- -----------------------------------------------------------------------------------------------------------------------
                                                                 1995           1994            1995           1994
=======================================================================================================================
Revenues:                                                                          (In thousands)
Burlington                                                 $   341,950        302,266        665,894         563,750
Brink's                                                        154,543        128,183        303,634         251,948
BHS                                                             31,063         26,902         61,372          52,706
Coal                                                           179,987        198,380        371,270         371,796
Mineral Ventures                                                 4,224          3,769          8,681           7,095
- -----------------------------------------------------------------------------------------------------------------------
Consolidated revenues                                      $   711,767        659,500      1,410,851       1,247,295
=======================================================================================================================

Operating profit (loss):
Burlington                                                 $    14,406         20,770         22,464          29,780
Brink's                                                         10,236         10,216         17,619          16,349
BHS                                                              9,411          7,897         18,316          15,463
Coal                                                             5,810          8,395          7,121         (99,444)
Mineral Ventures                                                   576            314          1,491              68
- -----------------------------------------------------------------------------------------------------------------------
Segment operating profit (loss)                                 40,439         47,592         67,011         (37,784)
General corporate expense                                       (4,454)        (4,143)        (8,424)         (8,052)
- -----------------------------------------------------------------------------------------------------------------------
Consolidated operating profit (loss)                            35,985         43,449         58,587         (45,836)
=======================================================================================================================



RESULTS OF OPERATIONS
- ----------------------

In the second quarter of 1995, The Pittston Company (the "Company") reported net income of $24.6 million compared with $28.0 million in the second quarter of 1994. Operating profit totaled $36.0 million in the 1995 second quarter compared with $43.4 million in the prior year second quarter. Net income and operating profit in the 1994 second quarter benefited from unusually strong operating profits at Burlington Air Express Inc. ("Burlington") due to substantial additional volumes of freight directed to Burlington during a nationwide trucking strike in the second quarter of 1994, which added an estimated $8 million to the quarter's operating profit and $5 million to net income.

In the first six months of 1995, the Company reported a net income of $38.7 million compared with a net loss of $35.5 million in the first six months of 1994. Operating profit totaled $58.6 million in the first six months of 1995 compared to an operating loss of $45.8 million in the prior year period. The net loss and operating loss in the first six months of 1994 included charges totaling $58.1 million and $90.8 million, respectively, attributable to the Company's Coal operations for asset writedowns and accruals for costs related to facility shutdowns. Net income in the first half of 1995 was positively impacted by improved results from the Brink's, Incorporated ("Brink's"), Brink's Home Security, Inc. ("BHS") and Pittston Mineral Ventures businesses, partially offset by lower results at Burlington. The 1995 first half was also impacted by lower nonoperating expenses and higher net interest expense compared with the same period of last year.

BURLINGTON
The following is a table of selected financial data for Burlington on a comparative basis:

(Dollars in thousands, except                                 Three Months                    Six Months
per pound/shipment amounts)                                   Ended June 30                  Ended June 30
- ---------------------------------------------------------------------------------------------------------------
                                                           1995           1994            1995           1994
===============================================================================================================
Revenues:
Airfreight
   Domestic U.S.                                     $   127,816        148,900         257,855        272,539
   International                                         160,813        121,583         312,489        232,951
- ---------------------------------------------------------------------------------------------------------------
Total airfreight                                         288,629        270,483         570,344        505,490
Other                                                     53,321         31,783          95,550         58,260
- ---------------------------------------------------------------------------------------------------------------
Total revenues                                           341,950        302,266         665,894        563,750

Operating expenses                                       299,645        253,417         589,237        482,942
Selling, general and administrative                       28,744         28,836          55,562         52,501
- ---------------------------------------------------------------------------------------------------------------
Total costs and expenses                                 328,389        282,253         644,799        535,443
- ---------------------------------------------------------------------------------------------------------------

Other operating income                                       845            757           1,369          1,473
- ---------------------------------------------------------------------------------------------------------------
Operating profit                                     $    14,406         20,770          22,464         29,780
===============================================================================================================

Depreciation and amortization                        $     4,907          4,161           9,702          8,233
===============================================================================================================

Cash capital expenditures                            $     6,185          5,801          13,500         11,009
===============================================================================================================

Airfreight shipment growth rate (a)                         6.4%          13.0%            6.2%          10.4%

Airfreight weight growth rate (a):
   Domestic U.S.                                          (12.5%)         39.3%           (4.1%)         21.5%
   International                                           21.7%          20.2%           25.1%          24.5%
   Worldwide                                                2.3%          30.3%            9.0%          22.9%

Worldwide airfreight weight (pounds)                     322,978        315,672         644,366        591,257
===============================================================================================================

Worldwide airfreight shipments                             1,322          1,243           2,538          2,389
===============================================================================================================

Worldwide average airfreight yield
   (revenue per pound)                               $     0.894          0.857           0.885          0.855
===============================================================================================================
Worldwide average airfreight revenue per shipment    $       218            218             225            212
===============================================================================================================
Worldwide average airfreight weight per
   shipment (pounds)                                         244            254             254            247
===============================================================================================================

(a)  Compared to the same period in the prior year.


Burlington reported an operating profit of $14.4 million in the 1995 second quarter, a $6.4 million decrease from the $20.8 million reported in the second quarter of 1994. The second quarter of 1994 benefitted from significant additional domestic freight as a result of the nationwide trucking strike, which added an estimated $8 million to the quarter's operating profit. Worldwide revenues rose 13% to $342.0 million in the current year quarter from $302.3 million in the prior year second quarter. Worldwide airfreight revenues increased $18.1 million or 7% to $288.6 million in the 1995 second quarter from $270.5 million in the prior year quarter. The increase was principally from an increase in international weight shipped, which more than offset the decrease in domestic U.S. weight shipped attributable to the positive impact of last year's trucking strike, and an increase in worldwide average airfreight yields (revenue per pound). Other revenues, which includes customs clearance and other import related services, as well as ocean freight services, increased $21.5 million or 68% to $53.3 million in the second quarter of 1995 from $31.8 million in the prior year quarter, as a result of an increase in international shipment volume.

Total airfreight weight shipped worldwide increased 2% to 323.0 million pounds in the current year quarter from 315.7 million pounds in the prior year quarter. Worldwide average airfreight yields increased by 4% to $.894 in the 1995 second quarter from $.857 in the same period a year earlier. The increase in international volume combined with other factors, including favorable impact of foreign currency translation, resulted in a 32% increase in international airfreight revenue.

Domestic airfreight revenues decreased by 14% to $127.8 million in the 1995 second quarter from $148.9 million in the prior year second quarter. The decrease was the result of a nearly 13% decrease in domestic weight shipped and a modest decrease in average yields. The second quarter of 1994 benefited from significant additional domestic freight volume resulting from a nationwide trucking strike in the U.S. Domestic volume, excluding the favorable impact of last year's trucking strike, declined modestly due to the sluggish domestic economy. Burlington continues to adjust its domestic dedicated lift capacity to match volume requirements and also to take measures to reduce its fleet and station costs.

International airfreight revenues increased by 32% to $160.8 million in the 1995 second quarter from $121.6 million in the prior year second quarter. The increase was primarily due to a 22% increase in weight shipped and to a lesser extent increase in international yields. Improving economic conditions internationally and aggressive expansion of company-owned operations in Europe and Latin America were largely responsible for the rapid growth. Selective price increases on U.S. exports were introduced during the quarter to partially mitigate commercial lift cost increases. Burlington continued to expand its global freight service network by establishing company-owned operations in the Philippines and expansion of operations in Mexico.

Operating profit in the first half of 1995 for Burlington was $22.5 million, a $7.3 million decrease from the $29.8 million operating profit reported in the first half of 1994, which benefited from significant additional domestic freight as a result of the nationwide trucking strike which added an estimated $8 million to the quarter's operating profit. Worldwide revenues rose 18% to $665.9 million in the current year period from $563.8 million in the first six months of 1994. The $102.1 million increase in revenues resulted principally from a 9% increase in worldwide airfreight pounds shipped.

Domestic airfreight revenues decreased by 5% or $14.7 million to $257.8 in the first half of 1995 compared to the first half of 1994. The decrease was due to a 4% decrease in domestic volume and a 1% decrease in domestic yields. The decrease in volume was due primarily to the impact of the U.S. trucking strike in the second quarter of 1994 which added substantial additional volume.

International airfreight revenues of $312.5 million in the first six months of 1995 were $79.5 million or 34% higher than the $233.0 million reported in the prior year first half. The increase was primarily due to a 25% increase in weight shipped compared to the prior year period. The increase in volume can be largely attributed to improved economic conditions in the international markets and expansion of company-owned operations.

Other revenue, which includes import transactions such as customs clearance and import related services, as well as ocean freight services, increased 64% or $37.3 million to $95.6 million, due to an increase in an increase in international shipment volume and a continued expansion of ocean freight services.

BRINK'S
The following is a table of selected financial data for Brink's on a comparative basis:

                                                           Three Months                    Six Months
(In thousands)                                             Ended June 30                  Ended June 30
- --------------------------------------------------------------------------------------------------------------
                                                        1995           1994            1995           1994
==============================================================================================================
Revenues                                          $   154,543        128,183         303,634        251,948

Operating expenses                                    125,014        101,693         248,224        204,503
Selling, general and administrative                    19,981         18,046          38,964         34,200
- --------------------------------------------------------------------------------------------------------------
Total costs and expenses                              144,995        119,739         287,188        238,703
- --------------------------------------------------------------------------------------------------------------

Other operating income                                    688          1,772           1,173          3,104
- --------------------------------------------------------------------------------------------------------------
Operating profit                                  $    10,236         10,216          17,619         16,349
==============================================================================================================

Depreciation and amortization                     $     5,340          5,108          10,496         10,120
==============================================================================================================

Cash capital expenditures                         $     5,685          3,738          11,476          6,733
==============================================================================================================

Revenues:
   North America (United States and Canada)       $    92,551         82,334         180,981        161,819
   International subsidiaries                          61,992         45,849         122,653         90,129
- --------------------------------------------------------------------------------------------------------------
Total revenues                                    $   154,543        128,183         303,634        251,948
==============================================================================================================

Operating profit:
   North America (United States and Canada)       $     7,010          5,241          12,526          9,445
   International operations                             3,226          4,975           5,093          6,904
- --------------------------------------------------------------------------------------------------------------
Total operating profit                            $    10,236         10,216          17,619         16,349
==============================================================================================================


Brink's operating profit of $10.2 million in the second quarter of 1995 was essentially unchanged from the prior year. The revenue increase of $26.4 million or 21% in the 1995 second quarter was offset by increased operating expenses and selling, general and administrative expenses of $25.3 million and decreased other operating income of $1.1 million.

Revenues from North American operations (United States and Canada) increased $10.2 million or 12% to $92.5 million in the 1995 second quarter from $82.3 million in the prior year quarter. North American operating profit increased $1.8 million or 34% to $7.0 million in the current year quarter from $5.2 million in the second quarter of 1994. The profit improvement primarily resulted from rising volumes and increased market penetration in the armored car business, which includes ATM servicing.

Revenues from international subsidiaries increased $16.1 million or 35% to $62.0 million in the 1995 second quarter from $45.8 million in the 1994 second quarter. The increase is primarily due to higher revenues in Brazil as well as the favorable impact of foreign currency translations. Operating profits from international subsidiaries and minority owned affiliates declined $1.7 million to $3.2 million in the current year quarter from $5.0 million in the prior year second quarter. The earnings decline was primarily due to lower results from Brink's share of its Mexican affiliate operations, in which Brink's has a 20% equity interest. Results in Mexico decreased to a loss of $.6 million from the profit of $1.3 million recorded in the second quarter of 1994. The Mexican operation continues to be adversely impacted by the local recession and extraordinarily high interest rates. Local management has begun implementing a program designed to restore profitability to what is the largest armored car company in Mexico. Brink's Brazil, a wholly-owned subsidiary, was essentially break-even in the 1995 second quarter compared to a $.7 million operating profit in the 1994 second quarter partially as a result of wage increases granted in advance of price increases which were implemented in June and July of 1995.

Brink's operating profit increased $1.3 million to $17.6 million in the first six months of 1995 from $16.3 million in the first six months of 1994 with an increase in revenues of $51.7 million, partially offset by an increase in operating expenses and selling, general and administrative expenses of totaling $48.5 million, and a decrease in other operating income of $1.9 million.

Revenue from North American operations increased 12% to $181.0 million in the first half of 1995 from $161.8 million in the prior year period. North American operating profit increased $3.1 million to $12.5 million from $9.4 million. The increase in operating profit was largely attributable to increases in the armored car business which includes ATM servicing and to a lesser extent to increases in the diamond and jewelry and coin and currency processing businesses, partially offset by lower air courier results.

Revenue from international subsidiaries increased $32.5 million or 36% to $122.7 million, while operating profit from international subsidiaries and affiliates decreased $1.8 million or 26% to $5.1 million in the first half of 1995. The increase in revenue is primarily due to higher revenues in Brazil as well as the favorable impact of foreign currency translation. The decline in operating profit was primarily attributable to operations in Mexico, partially offset by an increase reported in Brazil. Brink's share of its Mexican affiliates results was a $1.0 million loss in the first six months of 1995 compared to a $1.7 million profit reported in the same period of 1994. Brink's Brazil reported an operating profit of $.9 million in the first half of 1995 compared to $.1 million in the prior year period.

BHS
The following is a table of selected financial data for BHS on a comparative basis:

                                                            Three Months                    Six Months
(Dollars in thousands)                                      Ended June 30                  Ended June 30
- ---------------------------------------------------------------------------------------------------------------
                                                         1995           1994            1995           1994
===============================================================================================================
Revenues                                           $    31,063         26,902          61,372         52,706
Operating expenses                                      16,350         14,825          32,664         28,734
Selling, general and administrative                      5,302          4,180          10,392          8,509
- ---------------------------------------------------------------------------------------------------------------
Total costs and expenses                                21,652         19,005          43,056         37,243
- ---------------------------------------------------------------------------------------------------------------
Operating profit                                   $     9,411          7,897          18,316         15,463
===============================================================================================================

Depreciation and amortization                      $     5,331          4,429          10,420          8,262
===============================================================================================================

Cash capital expenditures                          $     9,214          8,125          19,141         16,664
===============================================================================================================

Annualized service revenues (a)                                                    $   95,810         78,856
===============================================================================================================

Number of subscribers:
   Beginning of period                                 332,434        275,873         318,029        259,551
   Installations                                        19,290         18,291          38,362         37,977
   Disconnects, net                                     (5,184)        (4,546)         (9,851)        (7,910)
- ---------------------------------------------------------------------------------------------------------------
End of period                                          346,540        289,618         346,540        289,618
===============================================================================================================

(a) Annualized service revenue is calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for monitoring, maintenance and related services.

Operating profit of BHS increased $1.5 million to $9.4 million in the second quarter of 1995 from $7.9 million in the second quarter of 1994. In the first half of 1995, operating profit increased $2.8 million to $18.3 million from $15.5 million in the first half of 1994. The increase in operating profit for the second quarter and first half of 1995 compared to the similar periods in 1994 reflected higher monitoring revenues due to an average subscriber base that was approximately 20% higher for the quarter and year to date 1995, compared to similar periods in 1994, slightly offset by higher account servicing and administrative costs. Net new subscribers totaled approximately 14,100 and 28,500 in the second quarter and first six months of 1995, respectively, compared with approximately 13,700 and 30,000 in the second quarter and first six months of 1994, respectively. Subscribers at June 30, 1995 totaled 346,540.

COAL
The following is a table of selected financial data for the Coal operations on a comparative basis:

                                                                Three Months                    Six Months
(In thousands)                                                  Ended June 30                  Ended June 30
- ------------------------------------------------------------------------------------------------------------------
                                                             1995           1994            1995           1994
==================================================================================================================
Net sales                                              $   179,987        198,380         371,270        371,796

Cost of sales                                              177,978        186,385         368,945        373,659
Selling, general and administrative expenses                 5,622          6,742          11,702         12,963
Restructuring and other charges                                  -              -               -         90,806
- ------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                   183,600        193,127         380,647        477,428
- ------------------------------------------------------------------------------------------------------------------
Other operating income                                       9,423          3,142          16,498          6,188
- ------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                                $     5,810          8,395           7,121        (99,444)
==================================================================================================================

Coal sales (tons):
   Metallurgical                                             2,244          2,415           4,633          4,876
   Utility and industrial                                    4,025          4,779           8,528          8,387
- ------------------------------------------------------------------------------------------------------------------
Total coal sales                                             6,269          7,194          13,161         13,263
==================================================================================================================

Production/purchased (tons)
   Deep                                                        984          1,174           2,041          2,622
   Surface                                                   3,276          3,931           7,129          7,004
   Contract                                                    508            643           1,041          1,126
- ------------------------------------------------------------------------------------------------------------------
                                                             4,768          5,748          10,211         10,752
Purchased                                                    1,765          1,413           3,502          2,786
- ------------------------------------------------------------------------------------------------------------------
Total                                                        6,533          7,161          13,713         13,538
==================================================================================================================


Operations - Coal operations had an operating profit totaling $5.8 million in the second quarter of 1995 compared to an operating profit of $8.4 million in the second quarter of 1994. Included in the current quarter results are a pretax gain of $5.3 million from the disposition of surplus coal reserves and a $2.5 million benefit from a favorable litigation decision which reduced previously expensed employee benefit costs.

Sales volume of 6.3 million tons in the second quarter of 1995 was 13% or .9 million tons less than the 7.2 million tons sold in the 1994 second quarter. The decrease reflected weaker steam coal markets and the timing of metallurgical coal shipments. Steam coal sales volume declined 16% or .8 million tons to 4.0 million tons and metallurgical coal sales volume declined by 6% or .1 million tons to 2.3 million tons compared to the second quarter of 1994. Steam coal sales represented 64% of total volume in the second quarter of 1995, compared to 67% in the prior year quarter.

Production in the second quarter of 1995 totaled 4.8 million tons, a 17% decrease compared to the second quarter of 1994, principally reflecting the scheduled reduction in underground mine production during 1994 and early 1995 and the idling of surface steam coal mines including a surface mine in Kentucky in the second quarter. Surface production accounted for approximately 70% of total production in the second quarters of 1995 and 1994. Productivity of 36.1 tons per man day represented a 3% increase over the comparable period in 1994. Domestic steam coal markets continue to be depressed, with spot pricing at exceptionally low levels.

Coal margin (realization less current production costs of coal sold) of $9.4 million or $1.50 per ton for the second quarter of 1995, decreased $10.4 million or $1.26 per ton from the prior year second quarter. This was caused by a 9%
or $2.33 per ton increase in average current production costs of coal sold to $27.13 per ton partially offset by a 4% or $1.07 per ton increase in the average realization to $28.63 per ton. Coal operations continued to incur higher than expected costs at several mines during the quarter, thereby increasing the average cost of coal mined. The increase in average cost per ton was primarily caused by: (i) 17% reduction in company production; (ii) higher costs incurred at mines idled or scheduled to close; (iii) increased costs for purchased coal; and (iv) temporarily less favorable mining and geological conditions occurring at several surface mines. Several remediation efforts have been undertaken, including the closure during the current quarter of one surface mine in Virginia.

Excluding the positive impact from both the sale of surplus coal reserves and the favorable employee benefits litigation decision, Coal operations incurred an operating loss of $2.0 million in the second quarter of 1995. As part of its strategy to achieve positive operating profit on a sustainable basis for the long-term, the following steps are being implemented: (i) reduction of overhead;
(ii) evaluation of non-strategic assets for sale; (iii) improvement of margin at continuing operations; (iv) review of unprofitable mines for possible closure; and (v) review of new mine openings to take advantage of specific market opportunities.

Coal operations had an operating profit of $7.1 million in the first six months of 1995 compared to an operating loss of $99.4 million in the prior year period. The 1994 first six months operating loss included $90.8 million of charges for asset writedowns and accruals for costs related to facilities which are being closed (discussed further below) and $6.7 million of operating losses incurred during the first half related to those facilities.

Sales volume of 13.2 million tons in the first half of 1995, was .1 million tons less than the 13.3 million tons sold in the first half of 1994. Steam coal sales increased by .1 million tons to 8.5 million tons and metallurgical coal sales declined by .2 million tons to 4.6 million tons compared to the prior year. Steam coal sales represented 65% of total volume in the first half of 1995, compared to 63% in the prior year.

Production in the first half of 1995 totaled 10.2 million tons, a 5% decrease compared to the first half of 1994, principally reflecting the scheduled reduction in underground mine production during 1994 and early 1995 and the idling of surface steam coal mines. Surface production accounted for 71% and 66% of total production in the first half of 1995 and 1994, respectively.
Productivity of 36 tons per man day represented a 9% increase over the comparable period in 1994.

Coal operations reached contract agreements with most of its metallurgical customers for the coal year that began April 1, 1995 calling for price increases of approximately $4.00 to $5.50 per metric ton, depending upon coal quality. These price increases had the effect of realigning pricing to levels in effect prior to last year's unusually large decline. Sales volume is expected to decline modestly from the level in the prior contract year. The price increases were in effect during a portion of the 1995 second quarter as a result of the timing of metallurgical coal shipments and were partially offset by the higher costs of purchased coal as well as increased transportation costs.

Restructuring and Other charges - As a result of the continuing long-term decline of the metallurgical coal markets, in the first quarter of 1994, management determined that four underground mines were no longer economically viable and should be closed, resulting in significant economic impairment to three related preparation plants. In addition, it was determined that one surface steam coal mine, the Heartland mine, which provided coal to Alabama Power under a long-term sales agreement, would be closed due to rising costs caused by unfavorable geological conditions.

As a result of these decisions, the Coal operations incurred pretax charges of $90.8 million ($58.1 million after tax) in the first quarter of 1994 which included a reduction in the carrying value of these assets and related accruals for mine closure costs. These charges included asset writedowns of $46.5 million which reduced the book carrying value of such assets to what management believes to be their net realizable value based on either estimated sales or leasing of such property to unrelated third parties. In addition, the charges included $3.8 million for required lease payments owed to lessors for machinery and equipment that would be idled as a result of the mine and facility closures. The charges also included $19.3 million for mine and plant closure costs which represented estimates of reclamation and other environmental costs to be incurred to bring the properties in compliance with federal and state mining and environmental laws. This accrual was required due to the premature closing of the mines. The accrual also included $21.2 million of contractually or statutorily required employee severance and other benefit costs associated with termination of employees at these facilities and costs associated with inactive employees at these facilities. Such employee benefits include severance payments, medical insurance, workers' compensation and other benefits and have been calculated in accordance with contractually (collective bargaining agreements signed by certain coal subsidiaries included in the Coal operations) and legally required employee severance and other benefits.

Of the four underground mines, two have ceased coal production (one in the first half of 1995), while the remaining two mines are expected to cease coal production during the remainder of 1995. In 1994, Coal operations reached agreement with Alabama Power Company to transfer the coal sales contract serviced by the Heartland mine to another location in West Virginia. The Heartland mine ceased coal production during 1994, and final reclamation and environmental work is in process. At the beginning of 1994 there were approximately 750 employees involved in operations at these facilities and other administrative support. Employment at these facilities has been reduced by 78% to approximately 165 employees at June 30, 1995.

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

The following table analyzes the changes in liabilities during 1994 and 1995 for facility closure costs recorded as restructuring and other charges:

                                                                          Employee
                                                            Mine      Termination,
                                           Leased            and           Medical
                                        Machinery          Plant               and
                                              and        Closure         Severance
                                        Equipment          Costs             Costs      Total
- ----------------------------------------------------------------------------------------------
Balance as of December 31, 1993 (a)      $  3,092        28,434             34,217     65,743
Additions                                   3,836        19,290             21,193     44,319
Payments (b)                                3,141         9,468             12,038     24,647
- ----------------------------------------------------------------------------------------------
Balance as of December 31, 1994             3,787        38,256             43,372     85,415
Payments (c)                                1,018         6,294              4,198     11,510
- ----------------------------------------------------------------------------------------------
Balance as of June 30, 1995              $  2,769        31,962             39,174     73,905
- ----------------------------------------------------------------------------------------------

(a) These amounts represent the remaining liabilities for facility closure costs recorded as restructuring and other charges in prior years. The original charges included $5,094 for leased machinery and equipment, $52,243 principally for incremental facility closing costs including reclamation and $54,108 for employee benefit costs, primarily workers' compensation, which will continue to be paid for several years.

(b) These amounts represent total cash payments made during 1994 for these charges. Of the total payments made, $14,494 was for liabilities recorded in years prior to 1994 and $10,153 was for liabilities recorded in 1994.

(c) Payments made in the first six months of 1995 included $6,401 related to pre-1994 liabilities and $5,109 for liabilities recorded in the first quarter of 1994.

During the next twelve months, expected cash funding of these charges is approximately $15 to $20 million. Management estimates that the remaining liability for leased machinery and equipment will be fully paid over the next two years. The liability for mine and plant closure costs is expected to be satisfied over the next ten years of which approximately 70% is expected to be paid over the first three years. The liability for employee related costs, which is primarily workers' compensation, is estimated to be 70% settled over the next five years with the balance paid during the following five to ten years.

MINERAL VENTURES
The following is a table of selected financial data for the Mineral Ventures operations on a comparative basis:


(Dollars in thousands,                                              Three Months                    Six Months
except per ounce data)                                              Ended June 30                  Ended June 30
- ---------------------------------------------------------------------------------------------------------------------
                                                                 1995           1994            1995           1994
=====================================================================================================================
Net sales                                                    $   4,224          3,769           8,681          7,095

Cost of sales                                                    2,882          2,659           5,855          5,166
Selling, general and administrative costs                          960            959           1,577          1,931
- ---------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                         3,842          3,618           7,432          7,097

Other operating income (expense)                                   194            163             242             70
- ---------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                                      $     576            314           1,491             68
=====================================================================================================================

Stawell Gold Mine:
PMV's 50% direct share ounces sold                              10,646          9,120          21,492         17,820
Average realized gold price per ounce (US$)                  $     394            401             397            396

Operating profit of Mineral Ventures operations increased $.3 million in the 1995 second quarter to $.6 million, from $.3 million in the second quarter of 1994. The Stawell gold mine in western Victoria, Australia, in which Mineral Ventures has a 67% net equity interest, produced 21,379 ounces in the current quarter at an average cost of $293 per ounce compared to 18,879 ounces in the second quarter of 1994 at an average cost of $282.

In the first six months of 1995, operating profit of Mineral Ventures increased $1.4 million to $1.5 million from $.1 million in the first six months of 1994. The increase in operating profit was primarily the result of increased production at the Stawell Gold Mine. An operator accident that occurred in the 1994 first quarter hindered production in 1994 and also contributed to higher operating costs for the period. The Stawell gold mine produced 42,576 ounces in the first six months of 1995 compared with 35,734 ounces in the comparable period of 1994. Mineral Ventures is continuing exploration projects in Nevada and Australia with its joint venture partner.

Successful exploration efforts indicate an increase of approximately 68,000 ounces of additional proven and probable gold reserves at the Stawell mine. At June 30, 1995, remaining proven and probable gold reserves are estimated at 480,000 ounces.

FOREIGN OPERATIONS
A portion of the  Company's  financial  results is derived  from  activities  in several foreign countries, each with a local currency other than the U.S. dollar. Since the financial results of the Company are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The Company's international activity is not concentrated in any single currency, which limits the risks of foreign rate fluctuations. In addition, foreign currency rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The Company routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Company uses foreign exchange forward contracts to hedge the risks associated with certain transactions denominated in currencies other than the functional currency. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. In addition, cumulative translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. Subsidiaries in Brazil operate in such a highly inflationary economy.

Additionally, the Company is subject to other risks customarily associated with doing business in foreign countries, including economic conditions, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Company cannot be predicted.

OTHER OPERATING INCOME
Other operating income primarily includes the Company's share of net income of unconsolidated affiliates, which are substantially attributable to equity affiliates of Brink's, royalty income and gains and losses from sales of coal assets. The $5.4 million increase in other operating income in the second quarter of 1995 compared to the second quarter of 1994 is primarily attributable to the $5.3 million gain on the sale of surplus coal reserves. Other operating income for the first half of 1995 increased $8.5 million to $19.3 million from $10.8 million in the prior year. The $2.5 million decrease in equity in earnings of unconsolidated affiliates was more than offset by gains of $8.3 million on the dispositions of surplus coal reserves.

CORPORATE EXPENSES
General corporate expenses increased $.4 million to $4.5 million for the 1995 second quarter from $4.1 million in the 1994 second quarter. In the first six months of 1995, general corporate expenses were $8.4 million compared with the $8.1 million in the prior year period.

INTEREST EXPENSE
Interest expense increased $1.1 million to $3.7 million in the second quarter of 1995 from $2.6 million in the prior year quarter. Interest expense totaled $6.7 million in the first six months of 1995 compared with $5.2 million in the first half of 1994. The increase in the 1995 quarter and six month periods is due to higher interest rates on higher average debt balances.

OTHER INCOME (EXPENSE), NET
Other net expense for the first six months of 1995 decreased $1.9 million to a net expense of $2.2 million from a net expense of $4.1 million. The 1994 first half included expenses of $1.2 million recognized on the Company's redemption of its 9.2% Convertible Subordinated Debentures.


FINANCIAL CONDITION
- --------------------

CASH PROVIDED BY OPERATIONS
Cash provided by operating activities during the first six months of 1995 totaled $30.3 million compared with $42.6 million in the first six months of 1994. The decrease in cash provided occurred, despite higher net income, partially as a result of additional investment in working capital at Burlington. Such requirements primarily reflected initial working capital needs of recently acquired foreign subsidiaries, a relatively larger seasonal volume increase and increased international revenues, which tend to have longer payment terms. Cash provided by operating activities in the first six months of 1994 was negatively impacted by the integration of operating activities of Addington which required cash to finance working capital. Net income, noncash charges and changes in operating assets and liabilities in the 1994 first half were significantly affected by after-tax restructuring and other charges of $58.1 million which had minimal effect in the first half on cash generated by operations.

CAPITAL EXPENDITURES
Cash capital expenditures for the first six months of 1995 totaled $55.4 million. Of that amount, $13.5 million was spent by Burlington, $11.5 million was spent by Brink's, $19.1 million was spent by BHS, $9.7 million was spent by Coal and $1.1 million was spent by Mineral Ventures. Expenditures incurred by BHS in the first half of 1995 were primarily for customer installations, representing the expansion in the subscriber base. For the full year 1995, capital expenditures are estimated to approximate $150 million. The foregoing amounts exclude equipment expenditures that have been or are expected to be financed through capital and operating leases, and any acquisition expenditures. Increased expenditures in 1995 are expected at Burlington to support new airfreight stations and implementation of positive tracking systems and at BHS resulting from continued expansion of the subscriber base.

OTHER INVESTING ACTIVITIES
All other investing activities in the first six months of 1995 provided net cash of $9.8 million which primarily relates to proceeds from disposal of property, plant and equipment. In January 1994, the Company paid approximately $157 million in cash for the acquisition of substantially all the coal mining operations and coal sales contracts of Addington. The purchase price of the acquisition was financed through the issuance of $80.5 million of a new series of convertible preferred stock, which is convertible into Pittston Minerals Group Common Stock, and additional debt under revolving credit agreements.

FINANCING
The Company intends to fund its capital expenditure requirements during the remainder of 1995 primarily with anticipated cash flows from operating activities and through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements, other borrowing arrangements or borrowings from the Minerals Group. The Company has a $350 million revolving credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100 million term loan, which matures in May 2000. The Facility also permits additional borrowings, repayments, and reborrowings of up to an aggregate of $250 million until May 2000. As of June 30, 1995, borrowings of $100 million were outstanding under the term loan portion of the Facility and $28.6 million of additional borrowings was outstanding under the remainder of the facility. The Company, on behalf of the Minerals Group, maintains agreements with financial institutions whereby it has the right to sell certain coal receivables with recourse to those institutions. In June 1995, coal receivables of approximately $10 million were sold under these agreements.

DEBT
Outstanding debt, including borrowings under revolving credit agreements, aggregated $199.2 million at June 30, 1995, up from $165.1 million at year-end 1994. Cash proceeds from operating activities, other investing activities and the proceeds from the exercise of stock options were not sufficient to fund capital expenditures, the repurchase of stock and dividends payments, resulting in additional borrowings under the Company's revolving credit agreements.

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

CAPITALIZATION
In January 1994, the Company issued $80.5 million (161,000 shares) of a new series of cumulative preferred stock, convertible into Minerals Stock. The cumulative convertible preferred stock, which is attributable to the Minerals Group, pays an annual cumulative dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefor, when, as and if declared by the Board of Directors (the "Board") of the Company, which commenced March 1, 1994, and bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon.

In July 1994, the Board of Directors of the Company authorized the repurchase from time to time of up to $15 million of the new series of cumulative convertible preferred stock. As of June 30, 1995, 21,020 shares at a total cost of $8.4 million were repurchased of which 12,670 shares at a cost of $5.0 million were repurchased in the first half of 1995.

The Company is also authorized to repurchase up to 1,250,000 shares of Pittston Services Group Common Stock ("Services Stock") and 250,000 shares of Pittston Minerals Group Common Stock ("Minerals Stock"), not to exceed $43 million. As of June 30, 1995 a total of 376,100 ($9.0 million) of Services Stock and 38,500 shares ($.8 million) of Minerals Stock have been acquired pursuant to the authorization. During the six months ended June 30, 1995 120,000 shares of Services Stock were repurchased at a total cost of $2.8 million. No shares of Minerals Stock were repurchased in the first six months of 1995.

DIVIDENDS
The Board intends to declare and pay dividends on Services Stock and Minerals Stock based on earnings, financial condition, cash flow and business requirements of the Services Group and Minerals Group, respectively. Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its public debt and bank credit agreements, financial developments of one Group could affect the Company's ability to pay dividends in respect of stock relating to the other Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount, which is adjusted by net income or losses and other equity transactions, as defined in the Company's Articles of Incorporation. At June 30, 1995 the Available Minerals Dividend Amount was at least $20.8 million.

During the 1995 and 1994 six month periods, the Board declared and paid cash dividends of 10 cents per share of Services Stock and 32.5 cents per share of Minerals Stock. Dividends paid on the cumulative convertible preferred stock in the first six months of 1995 were $2.3 million. Preferred dividends included on the Company's Statement of Operations for the six months ended June 30, 1995, are net of $1.0 million which was the excess of the carrying amount of the preferred stock over the cash paid to holders of the preferred stock.

                             Pittston Services Group
                                 BALANCE SHEETS
                                 (In thousands)



                                                                                         June 30,                Dec. 31,
                                                                                           1995                    1994
===========================================================================================================================
ASSETS                                                                                  (Unaudited)
Current assets:
Cash and cash equivalents                                                            $    34,065                  38,610
Short-term investments, at lower of cost or market                                         2,346                   2,041
Accounts receivable (net of estimated amount uncollectible:
   1995 - $14,244; 1994 - $13,854)                                                       294,533                 267,869
Receivable - Pittston Minerals Group                                                      21,324                  32,170
Inventories, at lower of cost or market                                                    4,243                   4,006
Prepaid expenses                                                                          27,209                  16,311
Deferred income taxes                                                                     22,929                  25,325
- ---------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                     406,649                 386,332

Property, plant and equipment, at cost (net of accumulated depreciation
    and amortization: 1995 - $251,947; 1994 - $234,722)                                  254,518                 225,372
Intangibles, net of amortization                                                         212,316                 208,792
Deferred pension assets                                                                   43,787                  43,150
Deferred income taxes                                                                      1,699                   1,323
Other assets                                                                              60,778                  75,707
- ---------------------------------------------------------------------------------------------------------------------------
Total assets                                                                         $   979,747                 940,676
===========================================================================================================================




LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term borrowings                                                                $    25,430                  13,323
Current maturities of long-term debt                                                       6,541                   6,194
Accounts payable                                                                         185,275                 175,844
Accrued liabilities                                                                      125,220                 137,555
- ---------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                342,466                 332,916

Long-term debt, less current maturities                                                   56,660                  49,896
Postretirement benefits other than pensions                                                5,919                   5,761
Workers' compensation and other claims                                                    10,512                   9,929
Deferred income taxes                                                                     31,240                  34,090
Payable - Pittston Minerals Group                                                         18,223                  23,186
Other liabilities                                                                         30,777                  28,487
Shareholder's equity                                                                     483,950                 456,411
- ---------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                                           $   979,747                 940,676
===========================================================================================================================



See accompanying notes to financial statements.

                             Pittston Services Group
                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                                    Three Months                    Six Months
                                                                    Ended June 30                  Ended June 30
- ----------------------------------------------------------------------------------------------------------------------
                                                                 1995           1994            1995           1994
======================================================================================================================

Operating revenues                                         $   527,556        457,351        1,030,900        868,404

Operating expenses                                             441,009        369,935          870,125        716,179
Selling, general and administrative expenses                    56,557         53,558          109,701         99,921
- ----------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                       497,566        423,493          979,826        816,100
- ----------------------------------------------------------------------------------------------------------------------

Other operating income                                           1,533          2,529            2,542          4,577
- ----------------------------------------------------------------------------------------------------------------------
Operating profit                                                31,523         36,387           53,616         56,881

Interest income                                                  1,456            590            2,973          1,212
Interest expense                                                (1,674)        (1,406)          (3,174)        (3,175)
Other income (expense), net                                     (1,236)        (1,514)          (1,766)        (3,630)
- ----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                      30,069         34,057           51,649         51,288
Provision for income taxes                                      10,095         12,769           18,080         19,489
- ----------------------------------------------------------------------------------------------------------------------
Net income                                                 $    19,974         21,288           33,569         31,799
======================================================================================================================

Per common share:
Net income                                                 $       .53            .56              .89            .84
======================================================================================================================
Cash dividends                                             $       .05            .05              .10            .10
======================================================================================================================
Average shares outstanding                                      37,916         37,739           37,912         37,715
======================================================================================================================



See accompanying notes to financial statements.

                             Pittston Services Group
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                                                Six Months Ended
                                                                                                                     June 30
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             1995             1994
====================================================================================================================================
Cash flows from operating activities:
Net income                                                                                              $   33,569           31,799
Adjustments to reconcile net income to net cash provided by operating activities:
   Noncash charges and other write-offs                                                                          -              306
   Depreciation and amortization                                                                            30,723           26,717
   Provision (credit) for deferred income taxes                                                             (1,042)           1,539
   Provision for pensions, noncurrent                                                                           23            1,467
   Provision for uncollectible accounts receivable                                                           1,899            1,634
   Equity in earnings of unconsolidated affiliates, net of dividends received                                  234           (2,178)
   Other operating, net                                                                                      1,323            1,314
   Change in operating assets and liabilities:
      Increase in accounts receivable                                                                      (28,563)         (22,031)
      Increase in inventories                                                                                 (237)            (876)
      Increase in prepaid expenses                                                                         (10,813)          (1,532)
      (Decrease) increase in accounts payable and accrued liabilities                                       (1,035)          29,202
      Decrease (increase) in other assets                                                                     (277)           3,773
      Decrease (increase) in other liabilities                                                                1,105            (816)
      Other, net                                                                                              (536)            (157)
- ------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                                   26,373           70,161
- ------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                                                                 (44,331)         (34,509)
Property, plant and equipment pending lease financing                                                          (50)           2,047
Proceeds from disposal of property, plant and equipment                                                      1,531            1,267
Acquisitions, net of cash acquired, and related contingent payments                                         (1,688)             (63)
Other, net                                                                                                   2,066           (2,287)
- ------------------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                                      (42,472)         (33,545)
- ------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                                                                           14,740           26,171
Reductions of debt                                                                                          (3,571)         (33,666)
Payments (to) from - Minerals Group                                                                          5,846          (28,777)
Repurchase of stock of the Company                                                                          (2,786)          (2,552)
Proceeds from exercise of stock options                                                                      1,288            3,756
Proceeds from sale of stock to Minerals Group                                                                    -              322
Dividends paid                                                                                              (3,963)          (3,768)
Cost of Services Stock Proposal                                                                                  -               (2)
- ------------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                                            11,554          (38,516)
- ------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                                        (4,545)          (1,900)
Cash and cash equivalents at beginning of period                                                            38,610           30,271
- ------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                              $   34,065           28,371
====================================================================================================================================



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

(2) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Company and the BHS segment for the first six months of 1995 and 1994 by $1,949 and $2,149, respectively and for the second quarter of 1995 and 1994 by $825 and $1,029, respectively. The effect of this change increased net income per common share of the Services Group for the first six months of 1995 and 1994 by $.03 and for the second quarter of 1995 and 1994 by $.01 and $.02, respectively.

(3) The amounts of depreciation and amortization of property, plant and equipment in the second quarter and six month period of 1995 totaled $13,573 ($11,582 in 1994) and $26,687 ($22,306 in 1994), respectively.

(4) Cash payments made for interest and income taxes (net of refunds received) were as follows:

                                  Second Quarter               Six Months
                                1995          1994         1995         1994
          ----------------------------------------------------------------------
          Interest           $  1,732        1,951        3,425         4,404
          ======================================================================
          Income taxes       $ 19,604       12,054       28,720        18,887
          ======================================================================


          During the six month periods ended June 30, 1995 and 1994, capital lease obligations of $2,886 and $1,222, respectively, were incurred for leases of property, plant and equipment.

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


                               SEGMENT INFORMATION
                                 (In thousands)


                                              Three Months                       Six Months
                                              Ended June 30                     Ended June 30
- ---------------------------------------------------------------------------------------------------
                                         1995             1994              1995            1994
===================================================================================================
Revenues:
Burlington                           $ 341 950          302,266            665,894        563,750
Brink's                                154,543          128,183            303,634        251,948
BHS                                     31,063           26,902             61,372         52,706
- ---------------------------------------------------------------------------------------------------
Revenues                             $ 527,556          457,351          1,030,900        868,404
===================================================================================================

Operating profit:
Burlington                           $  14,406           20,770             22,464         29,780
Brink's                                 10,236           10,216             17,619         16,349
BHS                                      9,411            7,897             18,316         15,463
- ---------------------------------------------------------------------------------------------------
Segment operating profit                34,053           38,883             58,399         61,592
General corporate expense               (2,530)          (2,496)            (4,783)        (4,711)
- ---------------------------------------------------------------------------------------------------
Operating profit                     $  31,523           36,387             53,616         56,881
===================================================================================================

RESULTS OF OPERATIONS
- ----------------------

In the second quarter of 1995, the Services Group reported net income of $20.0 million or $.53 per share compared with $21.3 million or $.56 per share in the second quarter of 1994. Operating profit totaled $31.5 million in the 1995 second quarter compared with $36.4 million in the prior year second quarter. Net income and operating profit in the 1994 second quarter benefited from unusually strong operating profits at Burlington due to substantial additional volumes of freight directed to Burlington during a nationwide trucking strike in the second quarter of 1994, which added an estimated $8 million to the quarter's operating profit and $5 million to net income. Revenues for the 1995 second quarter increased $70.2 million or 15% compared with the 1994 second quarter, of which $39.7 million was from Burlington, $26.3 million from Brink's and $4.2 million from BHS. Operating expenses and selling general and administrative expenses for the 1995 second quarter increased $74.1 million or 17% compared with the same period last year, of which $46.1 million was from Burlington, $25.3 million was from Brink's and $2.7 million was from BHS.

In the first six months of 1995, the Services Group reported a net income of $33.6 million of $.89 per share compared with net income of $31.8 million or $.84 per share in the first six months of 1994. Operating profit totaled $53.6 million in the first six months of 1995 compared with $56.9 million in the first six months of 1994. Net income and operating profit were positively impacted by improved results from the Brink's and BHS businesses, partially offset by decreased results at Burlington. The 1995 first half was favorably impacted by lower nonoperating and net interest expenses compared with the same period of last year. Revenues for the first six months of 1995 increased $162.5 million or 19% compared with the first six months of 1994, of which $102.1 million was from Burlington, $51.7 million was from Brink's and $8.7 million was from BHS. Operating expenses and selling general and administrative expenses for the first six months of 1995 increased $163.7 million or 20% over the same period last year, of which $109.4 million was from Burlington, $48.5 million from Brink's and $5.8 million from BHS.

BURLINGTON
The following is a table of selected financial data for Burlington on a comparative basis:


(Dollars in thousands, except                                       Three Months                    Six Months
per pound/shipment amounts)                                         Ended June 30                  Ended June 30
- ---------------------------------------------------------------------------------------------------------------------
                                                                 1995           1994            1995           1994
=====================================================================================================================
Revenues:
Airfreight
   Domestic U.S.                                           $   127,816        148,900         257,855        272,539
   International                                               160,813        121,583         312,489        232,951
- ---------------------------------------------------------------------------------------------------------------------
Total airfreight                                               288,629        270,483         570,344        505,490
Other                                                           53,321         31,783          95,550         58,260
- ---------------------------------------------------------------------------------------------------------------------
Total revenues                                                 341,950        302,266         665,894        563,750

Operating expenses                                             299,645        253,417         589,237        482,942
Selling, general and administrative                             28,744         28,836          55,562         52,501
- ---------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                       328,389        282,253         644,799        535,443
- ---------------------------------------------------------------------------------------------------------------------

Other operating income                                             845            757           1,369          1,473
- ---------------------------------------------------------------------------------------------------------------------
Operating profit                                           $    14,406         20,770          22,464         29,780
=====================================================================================================================

Depreciation and amortization                              $     4,907          4,161           9,702          8,233
=====================================================================================================================

Cash capital expenditures                                  $     6,185          5,801          13,500         11,009
=====================================================================================================================
Airfreight shipment growth rate (a)                               6.4%          13.0%            6.2%          10.4%

Airfreight weight growth rate (a):
   Domestic U.S.                                                (12.5%)         39.3%           (4.1%)         21.5%
   International                                                 21.7%          20.2%           25.1%          24.5%
   Worldwide                                                      2.3%          30.3%            9.0%          22.9%

Worldwide airfreight weight (pounds)                           322,978        315,672         644,366        591,257
=====================================================================================================================
Worldwide airfreight shipments                                   1,322          1,243           2,538          2,389
=====================================================================================================================
Worldwide average airfreight yield
   (revenue per pound)                                     $     0.894          0.857           0.885          0.855
=====================================================================================================================
Worldwide average airfreight revenue per shipment          $       218            218             225            212
=====================================================================================================================
Worldwide average airfreight weight per
   shipment (pounds)                                               244            254             254            247
=====================================================================================================================

(a)  Compared to the same period in the prior year.


Burlington reported an operating profit of $14.4 million in the 1995 second quarter, a $6.4 million decrease from the $20.8 million reported in the second quarter of 1994. The second quarter of 1994 benefitted from significant additional domestic freight as a result of the nationwide trucking strike, which added an estimated $8 million to the quarter's operating profit. Worldwide revenues rose 13% to $342.0 million in the current year quarter from $302.3 million in the prior year second quarter. Worldwide airfreight revenues increased $18.1 million or 7% to $288.6 million in the 1995 second quarter from $270.5 million in the prior year quarter. The increase was principally from an increase in international weight shipped, which more than offset the decrease in domestic U.S. weight shipped attributable to the positive impact of last year's trucking strike, and an increase in worldwide average airfreight yields (revenue per pound).

Other revenues, which includes customs clearance and other import related services, as well as ocean freight services, increased $21.5 million or 68% to $53.3 million in the second quarter of 1995 from $31.8 million in the prior year quarter, as a result of an increase in international shipment volume.

Total airfreight weight shipped worldwide increased 2% to 323.0 million pounds in the current year quarter from 315.7 million pounds in the prior year quarter. Worldwide average airfreight yields increased by 4% to $.894 in the 1995 second quarter from $.857 in the same period a year earlier. The increase in international volume combined with other factors, including favorable impact of foreign currency translation, resulted in a 32% increase in international airfreight revenue.

Domestic airfreight revenues decreased by 14% to $127.8 million in the 1995 second quarter from $148.9 million in the prior year second quarter. The decrease was the result of a nearly 13% decrease in domestic weight shipped and a modest decrease in average yields. The second quarter of 1994 benefited from significant additional domestic freight volume resulting from a nationwide trucking strike in the U.S. Domestic volume, excluding the favorable impact of last year's trucking strike declined modestly due to the sluggish domestic economy. Burlington continues to adjust its domestic dedicated lift capacity to match volume requirements and also to take measures to reduce its fleet and station costs.

International airfreight revenues increased by 32% to $160.8 million in the 1995 second quarter from $121.6 million in the prior year second quarter. The increase was primarily due to a 22% increase in weight shipped and to a lesser extent increase in international yields. Improving economic conditions internationally and aggressive expansion of company-owned operations in Europe and Latin America were largely responsible for the rapid growth. Selective price increases on U.S. exports were introduced during the quarter to partially mitigate commercial lift cost increases. Burlington continued to expand its global freight service network by establishing company-owned operations in the Philippines and expansion of operations in Mexico.

Operating profit in the first half of 1995 for Burlington was $22.5 million, a $7.3 million decrease from the $29.8 million operating profit reported in the first half of 1994, which benefitted from significant additional domestic freight as a result of the nationwide trucking strike which added an estimated $8 million to the quarter's operating profit. Worldwide revenues rose 18% to $665.9 million in the current year period from $563.8 million in the first six months of 1994. The $102.1 million increase in revenues resulted principally from a 9% increase in worldwide airfreight pounds shipped.

Domestic airfreight revenues decreased by 5% or $14.7 million to $257.8 million in the first half of 1995 compared to the first half of 1994. The decrease was due to a 4% decrease in domestic volume and a 1% decrease in domestic yields. The decrease in volume was due primarily to the impact of the U.S. trucking strike in the second quarter of 1994 which added substantial additional volume.

International airfreight revenues of $312.5 million in the first six months of 1995 were $79.5 million or 34% higher than the $233.0 million reported in the prior year first half. The increase was primarily due to a 25% increase in weight shipped compared to the prior year period. The increase in volume can be largely attributed to improved economic conditions in the international markets and expansion of company-owned operations.

Other revenue, which includes import transactions such as customs clearance and import related services, as well as ocean freight services, increased 64% or $37.3 million to $95.6 million, due to an increase in international shipment volume and a continual expansion of ocean freight services.

BRINK'S
The following is a table of selected financial data for Brink's on a comparative basis:


                                                                    Three Months                    Six Months
(In thousands)                                                      Ended June 30                  Ended June 30
- ---------------------------------------------------------------------------------------------------------------------
                                                                 1995           1994            1995           1994
=====================================================================================================================
Revenues                                                   $   154,543        128,183         303,634        251,948

Operating expenses                                             125,014        101,693         248,224        204,503
Selling, general and administrative                             19,981         18,046          38,964         34,200
- ---------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                       144,995        119,739         287,188        238,703
- ---------------------------------------------------------------------------------------------------------------------

Other operating income                                             688          1,772           1,173          3,104
- ---------------------------------------------------------------------------------------------------------------------
Operating profit                                           $    10,236         10,216          17,619         16,349
=====================================================================================================================

Depreciation and amortization                              $     5,340          5,108          10,496         10,120
=====================================================================================================================

Cash capital expenditures                                  $     5,685          3,738          11,476          6,733
=====================================================================================================================

Revenues:
   North America (United States and Canada)                $    92,551         82,334         180,981        161,819
   International subsidiaries                                   61,992         45,849         122,653         90,129
- ---------------------------------------------------------------------------------------------------------------------
Total revenues                                             $   154,543        128,183         303,634        251,948
=====================================================================================================================

Operating profit:
   North America (United States and Canada)                $     7,010          5,241          12,526          9,445
   International operations                                      3,226          4,975           5,093          6,904
- ---------------------------------------------------------------------------------------------------------------------
Total operating profit                                     $    10,236         10,216          17,619         16,349
=====================================================================================================================

Brink's operating profit of $10.2 million in the second quarter of 1995 was essentially unchanged from the prior year. The revenue increase of $26.4 million or 21% in the 1995 second quarter was offset by increased operating expenses and selling, general and administrative expenses of $25.3 million and decreased other operating income of $1.1 million.

Revenues from North American operations (United States and Canada) increased $10.2 million or 12% to $92.5 million in the 1995 second quarter from $82.3 million in the prior year quarter. North American operating profit increased $1.8 million or 34% to $7.0 million in the current year quarter from $5.2 million in the second quarter of 1994. The profit improvement primarily resulted from rising volumes and increased market penetration in the armored car business, which includes ATM servicing.

Revenues from international subsidiaries increased $16.1 million or 35% to $62.0 million in the 1995 second quarter from $45.8 million in the 1994 second quarter. The increase is primarily due to higher revenues in Brazil as well as the favorable impact of foreign currency translations. Operating profits from international subsidiaries and minority owned affiliates declined $1.7 million to $3.2 million in the current year quarter from $5.0 million in the prior year second quarter. The earnings decline was primarily due to lower results from Brink's share of its Mexican affiliate operations, in which Brink's has a 20% equity interest. Results in Mexico decreased to a loss of $.6 million from the profit of $1.3 million recorded in the second quarter of 1994. The Mexican operation continues to be adversely impacted by the local recession and extraordinarily high interest rates. Local management has begun implementing a program designed to restore profitability to what is the largest armored car company in Mexico. Brink's Brazil, a wholly-owned subsidiary, was essentially break-even in the 1995 second quarter compared to a $.7 million operating profit in the 1994 second quarter partially as a result of wage increases granted in advance of price increases which were implemented in June and July of 1995.

Brink's operating profit increased $1.3 million to $17.6 million in the first six months of 1995 from $16.3 million in the first six months of 1994 with an increase in revenues of $51.7 million, partially offset by an increase in operating expenses and selling, general and administrative expenses totaling $48.5 million, and a decrease in other operating income of $1.9 million.

Revenue from North American operations increased 12% to $181.0 million in the first half of 1995 from $161.8 million in the prior year period. North American operating profit increased $3.1 million to $12.5 million from $9.4 million. The increase in operating profit was largely attributable to increases in the armored car business which includes ATM servicing and to a lesser extent to increases in the diamond and jewelry and coin and currency processing businesses, partially offset by lower air courier results.

Revenue from international subsidiaries increased $32.5 million or 36% to $122.7 million, while operating profit from international subsidiaries and affiliates decreased $1.8 million or 26% to $5.1 million in the first half of 1995. The increase in revenue is primarily due to higher revenues in Brazil as well as the favorable impact of foreign currency translation. The decline in operating profit was primarily attributable to operations in Mexico, partially offset by an increase reported in Brazil. Brink's share of its Mexican affiliates results was a $1.0 million loss in the first six months of 1995 compared to a $1.7 million profit reported in the same period of 1994. Brink's Brazil reported an operating profit of $.9 million in the first half of 1995 compared to $.1 million in the prior year period.

BHS
The following is a table of selected financial data for BHS on a comparative basis:

                                                                    Three Months                    Six Months
(Dollars in thousands)                                              Ended June 30                  Ended June 30
- ---------------------------------------------------------------------------------------------------------------------
                                                                 1995           1994            1995           1994
=====================================================================================================================
Revenues                                                   $    31,063         26,902          61,372         52,706
Operating expenses                                              16,350         14,825          32,664         28,734
Selling, general and administrative                              5,302          4,180          10,392          8,509
- ---------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                        21,652         19,005          43,056         37,243
- ---------------------------------------------------------------------------------------------------------------------

Operating profit                                           $     9,411          7,897          18,316         15,463
=====================================================================================================================
Depreciation and amortization                              $     5,331          4,429          10,420          8,262
=====================================================================================================================
Cash capital expenditures                                  $     9,214          8,125          19,141         16,664
=====================================================================================================================
Annualized service revenues (a)                                                           $    95,810         78,856
=====================================================================================================================
Number of subscribers:
   Beginning of period                                         332,434        275,873         318,029        259,551
   Installations                                                19,290         18,291          38,362         37,977
   Disconnects, net                                             (5,184)        (4,546)         (9,851)        (7,910)
- ---------------------------------------------------------------------------------------------------------------------
End of period                                                  346,540        289,618         346,540        289,618
=====================================================================================================================

(a) Annualized service revenue is calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for monitoring, maintenance and related services.

Operating profit of BHS increased $1.5 million to $9.4 million in the second quarter of 1995 from $7.9 million in the second quarter of 1994. In the first half of 1995, operating profit increased $2.8 million to $18.3 million from $15.5 million in the first half of 1994. The increase in operating profit for the second quarter and first half of 1995 compared to the similar periods in 1994 reflected higher monitoring revenues due to an average subscriber base that was approximately 20% higher for the quarter and year to date 1995, compared to similar periods in 1994, slightly offset by higher account servicing and administrative costs. Net new subscribers totaled approximately 14,100 and 28,500 in the second quarter and first six months of 1995, respectively, compared with approximately 13,700 and 30,000 in the second quarter and first six months of 1994, respectively. Subscribers at June 30, 1995 totaled 346,540.

FOREIGN OPERATIONS
A portion of the  Company's  financial  results is derived  from  activities  in several foreign countries, each with a local currency other than the U.S. dollar. Since the financial results of the Company are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The Company's international activity is not concentrated in any single currency, which limits the risks of foreign rate fluctuations. In addition, foreign currency rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The Company routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Company uses foreign exchange forward contracts to hedge the risks associated with certain transactions denominated in currencies other than the functional currency. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. In addition, cumulative translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. Subsidiaries in Brazil operate in such a highly inflationary economy.

Additionally, the Company is subject to other risks customarily associated with doing business in foreign countries, including economic conditions, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Company cannot be predicted.

CORPORATE EXPENSES
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Services Group based on utilization and other methods and criteria which management believes to be a reasonable and equitable estimate of the costs attributable to the Services Group. These allocations were $2.5 million in the second quarter of 1995 and 1994 and $4.8 million and $4.7 million in the first six months of 1995 and 1994, respectively.

OTHER OPERATING INCOME
Other operating income decreased $1.0 million to $1.5 million in the 1995 second quarter from $2.5 million in the second quarter of 1994. Other operating income totaled $2.5 million in the first half of 1995 compared with $4.6 million in the first six months of 1994. Other operating income consists primarily of equity earnings of foreign affiliates. These earnings, which are primarily attributable to equity affiliates of Brink's, amounted to $.4 million and $.9 million in the second quarter and first six months of 1995, respectively, compared with $1.8 million and $3.4 million in the second quarter and first half of 1994, respectively. The decrease is due in large part to the $2.7 million decrease in Brink's share of earnings from its affiliate in Mexico in the first six months of 1995 compared to 1994.

INTEREST INCOME
Interest income increased $.9 million to $1.5 million in the second quarter of 1995 from $.6 million in the prior year's second quarter. The increase is attributable to interest earned of $.8 million and $.1 million in the second quarter of 1995 and 1994, respectively, on amounts owed by the Minerals Group. For the six months ended June 30, 1995, interest income increased $1.8 million to $3.0 million from $1.2 million in the first half of 1994. The increase is primarily attributed to $1.5 million of interest income earned from amounts owed by the Minerals Group in the first six months of 1995.

INTEREST EXPENSE
Interest expense increased $.3 million to $1.7 million in the second quarter of 1995 from $1.4 million in the prior year second quarter. Interest expense totaled $3.2 million in the first six months of 1995 and 1994. The increase in the 1995 second quarter was due to higher average interest rates and average debt balances.

OTHER INCOME (EXPENSE), NET
Other net expense for the first six months of 1995 decreased $1.8 million to a net expense of $1.8 million from a net expense of $3.6 million in the first six months of 1994. 1994 included expenses of $1.2 million recognized in the first quarter on the Company's redemption of its 9.2% Convertible Subordinated Debentures.


FINANCIAL CONDITION
- --------------------

A portion of the Company's corporate assets and liabilities has been attributed to the Services Group based upon utilization of the shared services from which assets and liabilities are generated, which management believes to be equitable and a reasonable estimate.

CASH PROVIDED BY OPERATIONS
Cash provided by operating activities during the first six months of 1995 totaled $26.4 million compared with $70.2 million in the first six months of 1994. The decrease in cash provided occurred, despite higher net income and noncash charges, principally as a result of additional investment in working capital at Burlington. Such requirements primarily reflected initial working capital needs of recently acquired foreign subsidiaries, a relatively larger seasonal volume increase and increased international revenues, which tend to have longer payment terms.

CAPITAL EXPENDITURES
Cash capital expenditures for the first six months of 1995 totaled $44.3 million. Of that amount, $19.1 million was spent by BHS, $13.5 million was spent by Burlington and $11.5 million was spent by Brink's. Expenditures incurred by BHS in the first half of 1995 were primarily for customer installations, representing the expansion in the subscriber base. For the full year 1995, capital expenditures are projected to approximate $125 million. The foregoing amounts exclude equipment expenditures that have been or are expected to be financed through capital and operating leases, and any acquisition expenditures. Increased expenditures in 1995 are expected at Burlington to support new airfreight stations and implementation of positive tracking systems and at BHS resulting from continued expansion of the subscriber base.

FINANCING
The Services Group intends to fund its capital expenditure requirements during the remainder of 1995 primarily with anticipated cash flows from operating activities and through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or other borrowing arrangements. The Company has a $350 million revolving credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100 million term loan, which matures in May 2000. The Facility also permits additional borrowings, repayments, and reborrowings of up to an aggregate of $250 million until May 2000. Of the total amount outstanding under the Facility at June 30, 1995 $23.4 million was attributed to the Services Group.

DEBT
Outstanding debt totaled $88.6 million at June 30, 1995 up $19.2 million from the $69.4 million reported at year-end. The amount of the $100 million term loan attributed to the Services Group was $23.4 million at June 30, 1995.

On April 15, 1994, the Company redeemed all outstanding 9.2% Convertible Subordinated Debentures due July 1, 2004. The principal amount outstanding was $27.8 million and the premium paid to call the debt totaled $.8 million. The Company used cash provided under its revolving credit agreements to redeem the debentures. The premium paid in addition to other charges related to the redemption are included in the Services Group's Statement of Operations for the six months ended June 30, 1994.

RELATED PARTY TRANSACTIONS
At June 30, 1995 the Minerals Group owed the Services Group $42.3 million, a decrease of $5.9 million from the $48.2 million owed at December 31, 1994.

At June 30, 1995 the Services Group owed the Minerals Group $39.2 million for tax benefits, of which $21.0 million is expected to be paid within one year.

CAPITALIZATION
The Company is also authorized to repurchase up to 1,250,000 shares of Services Stock and 250,000 shares of Minerals Stock, not to exceed $43 million. As of June 30, 1995 a total of 376,100 shares ($9.0 million) of Services Stock have been acquired pursuant to the authorization. During the six months ended June 30, 1995 120,000 shares ($2.8 million) of Services Stock were repurchased.

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

As a result of the Company's issuance in January 1994 of 161,000 shares of a new series of preferred stock, convertible in to Minerals Stock, the Company pays an annual cumulative dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefore, when, and if declared by the Board which commenced March 1, 1994. Such stock also bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon.

During the 1995 and 1994 six month periods, the Board declared and paid cash dividends of 10 cents per share of Services Stock.

                             Pittston Minerals Group
                                 BALANCE SHEETS
                                 (In thousands)



                                                                                                          June 30,         Dec. 31,
                                                                                                            1995             1994
====================================================================================================================================
ASSETS                                                                                                   (Unaudited)
Current assets:
Cash and cash equivalents                                                                             $      4,856            3,708
Short-term investments, at lower of cost or market                                                          24,575           23,121
Accounts receivable (net of estimated amount uncollectible:  1995 - $1,894; 1994 - $1,880)                  88,938          108,923
Inventories, at lower of cost or market:
   Coal                                                                                                     39,022           25,518
   Other                                                                                                     4,320            4,629
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            43,342           30,147
Prepaid expenses                                                                                             9,947           11,389
Deferred income taxes                                                                                       29,867           30,525
- ------------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                       201,525          207,813

Property, plant and equipment, at cost (net of accumulated depreciation,
   depletion and amortization: 1995 - $164,178; 1994 - $159,938)                                           208,112          220,462
Deferred pension assets                                                                                     77,618           75,803
Deferred income taxes                                                                                       92,429           97,945
Coal supply contracts                                                                                       75,385           82,240
Intangibles, net of amortization                                                                           119,100          120,649
Receivable - Pittston Services Group                                                                        18,223           23,186
Other assets                                                                                                39,903           39,414
- ------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                          $    832,295          867,512
====================================================================================================================================




LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
Current maturities of long-term debt                                                                  $       4,676           7,554
Accounts payable                                                                                             65,474          76,771
Payable - Pittston Services Group                                                                            21,324          32,170
Accrued liabilities                                                                                         154,420         157,229
- ------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                                   245,894         273,724

Long-term debt, less current maturities                                                                     105,872          88,175
Postretirement benefits other than pensions                                                                 213,680         212,977
Workers' compensation and other claims                                                                      120,376         128,864
Deferred income taxes                                                                                         1,707               -
Other liabilities                                                                                           157,467         172,368
Shareholder's equity                                                                                        (12,701)         (8,596)
- ------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                                                            $     832,295         867,512
====================================================================================================================================



See accompanying notes to financial statements.

                             Pittston Minerals Group
                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)




                                                                    Three Months                    Six Months
                                                                    Ended June 30                  Ended June 30
- ---------------------------------------------------------------------------------------------------------------------
                                                                 1995           1994            1995           1994
=====================================================================================================================

Net sales                                                  $   184,211        202,149         379,951        378,891
- ---------------------------------------------------------------------------------------------------------------------
Cost and expenses:
Cost of sales                                                  180,860        189,044         374,800        378,825
Selling, general and administrative expenses                     8,506          9,348          16,920         18,235
Restructuring and other charges                                      -              -               -         90,806
- ---------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                       189,366        198,392         391,720        487,866
- ---------------------------------------------------------------------------------------------------------------------

Other operating income                                           9,617          3,305          16,740          6,258
- ---------------------------------------------------------------------------------------------------------------------

Operating profit (loss)                                          4,462          7,062           4,971       (102,717)
Interest income                                                    154             49             194            100
Interest expense                                                (2,804)        (1,325)         (5,085)        (2,138)
Other income (expense), net                                       (219)           (218)          (430)          (437)
- ---------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                1,593          5,568            (350)      (105,192)
Provision (credit) for income taxes                             (3,041)        (1,182)         (5,454)       (37,863)
- ---------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                4,634          6,750           5,104        (67,329)
Preferred stock dividends, net                                  (1,093)        (1,257)         (1,176)        (2,263)
- ---------------------------------------------------------------------------------------------------------------------
Net income (loss) attributed to common shares              $     3,541          5,493           3,928        (69,592)
=====================================================================================================================

Net income (loss) per common share:
   Primary                                                 $       .45            .72             .51          (9.20)
   Fully diluted                                           $       .45            .67             .51          (9.20)
=====================================================================================================================

Cash dividends                                             $     .1625          .1625           .3250          .3250
=====================================================================================================================

Average common shares outstanding:
   Primary                                                       7,811          7,644           7,764          7,565
   Fully diluted                                                 9,988         10,148          10,038          9,905
=====================================================================================================================



See accompanying notes to financial statements.

                             Pittston Minerals Group
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                                                Six Months Ended
                                                                                                                     June 30
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             1995             1994
====================================================================================================================================

Cash flows from operating activities:
Net income (loss)                                                                                      $     5,104          (67,329)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
   Noncash charges and other write-offs                                                                          -           46,487
   Depreciation, depletion and amortization                                                                 21,170           20,474
   Provision (credit) for deferred income taxes                                                              7,585          (18,928)
   Credit for pensions, noncurrent                                                                          (1,753)            (825)
   Provision for uncollectible accounts receivable                                                             100              132
   Equity in (earnings) loss of unconsolidated affiliates, net of dividends received                          (242)             (70)
   Other operating, net                                                                                     (2,750)            (333)
   Change in operating assets and liabilities net of effects of acquisitions and dispositions:
      Decrease (increase) in accounts receivable                                                            19,885          (16,579)
      Increase in inventories                                                                              (13,195)          (8,219)
      Decrease (increase) in prepaid expenses                                                                1,442           (1,087)
      Decrease in accounts payable and accrued liabilities                                                 (10,302)          (5,239)
      Decrease in other assets                                                                                 981              859
      (Decrease) increase in other liabilities                                                             (15,637)          11,092
      (Decrease) increase in workers' compensation and other claims, noncurrent                             (8,486)          11,636
      Other, net                                                                                                (1)            (185)
- ------------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                                             3,901          (28,114)
- ------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                                                                 (11,022)          (7,767)
Proceeds from disposal of property, plant and equipment                                                      8,950              295
Acquisitions, net of cash acquired, and related contingent payments                                           (722)        (157,231)
Other, net                                                                                                    (241)           7,862
- ------------------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                                       (3,035)        (156,841)
- ------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                                                                           19,200           86,566
Reductions of debt                                                                                          (4,340)            (251)
Payments (to) from - Services Group                                                                         (5,846)          28,777
Repurchase of stock of the Company                                                                          (5,022)            (401)
Proceeds from exercise of stock options                                                                      1,202              947
Proceeds from sale of stock to Services Group                                                                    -              254
Proceeds from the issuance of preferred stock, net of cash expenses                                              -           77,359
Cost of Services Stock Proposal                                                                                  -               (2)
Dividends paid                                                                                              (4,912)          (4,297)
- ------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                                      282          188,952
- ------------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                                    1,148            3,997
Cash and cash equivalents at beginning of period                                                             3,708            2,141
- ------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                             $     4,856            6,138
====================================================================================================================================



See accompanying notes to financial statements.

                             Pittston Minerals Group
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
              (In thousands, except per share and employee amounts)


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

(2) The amounts of depreciation, depletion and amortization of property, plant and equipment in the second quarter and six month periods of 1995 and 1994 totaled $6,382 ($5,680 in 1994) and $12,647 ($12,312 in
          1994), respectively.

(3) Cash payments made for interest and income taxes (net of refunds received) were as follows:

                                  Second Quarter               Six Months
                                1995         1994           1995         1994
          ----------------------------------------------------------------------
           Interest        $   3,085          886          5,172        1,516
          ======================================================================
           Income taxes    $ (12,958)      (7,487)       (12,247)      (7,373)
          ======================================================================



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

          During the six months ended June 30, 1994, capital lease obligations of $746 were incurred for leases of property, plant and equipment. In addition, during the six months ended June 30, 1994, the Minerals Group assumed capital lease obligations of $16,210 as part of the Addington Acquisition.

          In June 1995, the Company sold its rights under certain coal reserve leases and the related equipment for $2,800 in cash and notes totaling $2,882. The cash proceeds have been included in the Consolidated Statement of Cash Flows as "Cash flow from investing activities:
          Proceeds from disposals of property, plant and equipment".

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

(4) Restructuring and other charges - After a review of the economic viability of certain metallurgical coal assets in the first quarter of 1994, management determined that four underground mines were no longer economically viable and should be closed resulting in significant economic impairment to three related preparation plants. In addition, it was determined that one surface steam coal mine, the Heartland mine, which provided coal to Alabama Power Company under a long-term sales agreement, would be closed due to rising costs caused by unfavorable geological conditions.

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

          Of the four underground mines, two have ceased coal production (one in the first half of 1995), while the remaining two mines are expected to cease coal production in 1995. In 1994 the Company reached agreement with Alabama Power Company to transfer the coal sales contract serviced by the Heartland mine to another location in West Virginia. The Heartland mine ceased coal production during 1994 and final reclamation and environmental work is in process. At the beginning of 1994, there were approximately 750 employees involved in operations at these facilities and other administrative support. Employment at these facilities has been reduced by 78% to approximately 165 employees at June 30, 1995.

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

                               SEGMENT INFORMATION
                                 (In thousands)


                                                    Three Months                    Six Months
                                                    Ended June 30                  Ended June 30
- --------------------------------------------------------------------------------------------------------
                                                1995            1994           1995           1994
- --------------------------------------------------------------------------------------------------------
Net sales:
Coal                                        $ 179,987         198,380        371,270        371,796
Mineral Ventures                                4,224           3,769          8,681          7,095
- --------------------------------------------------------------------------------------------------------
Net sales                                   $ 184,211         202,149        379,951        378,891
========================================================================================================

Operating profit (loss):
Coal                                        $   5,810           8,395          7,121        (99,444)
Mineral Ventures                                  576             314          1,491             68
- --------------------------------------------------------------------------------------------------------
Segment operating profit (loss)                 6,386           8,709          8,612        (99,376)
General corporate expense                      (1,924)         (1,647)        (3,641)        (3,341)
- --------------------------------------------------------------------------------------------------------
Operating profit (loss)                     $   4,462           7,062          4,971       (102,717)
========================================================================================================


RESULTS OF OPERATIONS
- ----------------------

In the second quarter of 1995, the Minerals Group reported net income of $4.6 million compared with $6.8 million in the second quarter of 1994. Operating profit totaled $4.5 million in the 1995 second quarter compared with $7.1 million in the prior year second quarter. The decrease in net income and operating profit in the second quarter was primarily due to weaker steam coal markets and the timing of metallurgical coal shipments.

In the first six months of 1995, the Minerals Group reported net income of $5.1 million compared to a net loss of $67.3 million in the first six months of 1994. Operating profit totaled $5.0 million in the first six months of 1995 compared to an operating loss of $102.7 million in the first six months of 1994. The increase in both operating profit and net income is primarily attributable to the Coal operations whose 1994 results included charges for asset writedowns, accruals for costs related to facility shutdowns and operating losses incurred related to these facilities, which in the aggregate reduced operating profit and net income by $97.5 million and $63.4 million, respectively.

COAL
The following is a table of selected financial data for the Coal operations on a comparative basis:

                                                                    Three Months                    Six Months
(In thousands)                                                      Ended June 30                  Ended June 30
- ---------------------------------------------------------------------------------------------------------------------
                                                                 1995           1994            1995           1994
=====================================================================================================================
Net sales                                                  $   179,987        198,380         371,270        371,796

Cost of sales                                                  177,978        186,385         368,945        373,659
Selling, general and administrative expenses                     5,622          6,742          11,702         12,963
Restructuring and other charges                                      -              -               -         90,806
- ---------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                       183,600        193,127         380,647        477,428
- ---------------------------------------------------------------------------------------------------------------------
Other operating income                                           9,423          3,142          16,498          6,188
- ---------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                                    $     5,810          8,395           7,121        (99,444)
=====================================================================================================================
Coal sales (tons):
   Metallurgical                                                 2,244          2,415           4,633          4,876
   Utility and industrial                                        4,025          4,779           8,528          8,387
- ---------------------------------------------------------------------------------------------------------------------
Total coal sales                                                 6,269          7,194          13,161         13,263
=====================================================================================================================
Production/purchased (tons)
   Deep                                                            984          1,174           2,041          2,622
   Surface                                                       3,276          3,931           7,129          7,004
   Contract                                                        508            643           1,041          1,126
- ---------------------------------------------------------------------------------------------------------------------
                                                                 4,768          5,748          10,211         10,752
Purchased                                                        1,765          1,413           3,502          2,786
- ---------------------------------------------------------------------------------------------------------------------
Total                                                            6,533          7,161          13,713         13,538
=====================================================================================================================

Operations - Coal operations had an operating profit totaling $5.8 million in the second quarter of 1995 compared to an operating profit of $8.4 million in the second quarter of 1994. Included in the current quarter results are a pretax gain of $5.3 million from the disposition of surplus coal reserves and a $2.5 million benefit from a favorable litigation decision which reduced previously expensed employee benefit costs.

Sales volume of 6.3 million tons in the second quarter of 1995 was 13% or .9 million tons less than the 7.2 million tons sold in the 1994 second quarter. The decrease reflected weaker steam coal markets and the timing of metallurgical coal shipments. Steam coal sales volume declined 16% or .8 million tons to 4.0 million tons and metallurgical coal sales volume declined by 6% or .1 million tons to 2.3 million tons compared to the second quarter of 1994. Steam coal sales represented 64% of total volume in the second quarter of 1995, compared to 67% in the prior year quarter.

Production in the second quarter of 1995 totaled 4.8 million tons, a 17% decrease compared to the second quarter of 1994, principally reflecting the scheduled reduction in underground mine production during 1994 and early 1995 and the idling of surface steam coal mines including a surface mine in Kentucky in the second quarter. Surface production accounted for approximately 70% of total production in the second quarters of 1995 and 1994. Productivity of 36.1 tons per man day represented a 3% increase over the comparable period in 1994. Domestic steam coal markets continue to be depressed, with spot pricing at exceptionally low levels.

Coal margin (realization less current production costs of coal sold) of $9.4 million or $1.50 per ton for the second quarter of 1995, decreased $10.4 million or $1.26 per ton from the prior year second quarter. This was caused by a 9% or $2.33 per ton increase in average current production costs of coal sold to $27.13 per ton partially offset by a 4% or $1.07 per ton increase in the average realization to $28.63 per ton. Coal operations continued to incur higher than expected costs at several mines during the quarter, thereby increasing the average cost of coal mined. The increase in average cost per ton was primarily caused by: (i) 17% reduction in company production; (ii) higher costs incurred at mines idled or scheduled to close; (iii) increased costs for purchased coal; and (iv) temporarily less favorable mining and geological conditions occurring at several surface mines. Several remediation efforts have been undertaken, including the closure during the current quarter of one surface mine in Virginia.

Excluding the positive impact from both the sale of surplus coal reserves and the favorable employee benefits litigation decision, Coal operations incurred an operating loss of $2.0 million in the second quarter of 1995. As part of its strategy to achieve positive operating profit on a sustainable basis for the long-term, the following steps are being implemented: (i) reduction of overhead;
(ii) evaluation of non-strategic assets for sale; (iii) improvement of margin at continuing operations; (iv) review of unprofitable mines for possible closure; and (v) review of new mine openings to take advantage of specific market opportunities.

Coal operations had an operating profit of $7.1 million in the first six months of 1995 compared to an operating loss of $99.4 million in the prior year period. The 1994 first six months operating loss included $90.8 million of charges for asset writedowns and accruals for costs related to facilities which are being closed (discussed further below) and $6.7 million of operating losses incurred during the first half related to those facilities.

Sales volume of 13.2 million tons in the first half of 1995, was .1 million tons less than the 13.3 million tons sold in the first half of 1994. Steam coal sales increased by .1 million tons to 8.5 million tons and metallurgical coal sales declined by .2 million tons to 4.6 million tons compared to the prior year. Steam coal sales represented 65% of total volume in the first half of 1995, compared to 63% in the prior year.

Production in the first half of 1995 totaled 10.2 million tons, a 5% decrease compared to the first half of 1994, principally reflecting the scheduled reduction in underground mine production during 1994 and early 1995 and the idling of surface steam coal mines. Surface production accounted for 71% and 66% of total production in the first half of 1995 and 1994, respectively.
Productivity of 36 tons per man day represented a 9% increase over the comparable period in 1994.

Coal operations reached contract agreements with most of its metallurgical customers for the coal year that began April 1, 1995 calling for price increases of approximately $4.00 to $5.50 per metric ton, depending upon coal quality. These price increases had the effect of realigning pricing to levels in effect prior to last year's unusually large decline. Sales volume is expected to decline modestly from the level in the prior contract year. The price increases were in effect during a portion of the 1995 second quarter as a result of the timing of metallurgical coal shipments and were partially offset by the higher costs of purchased coal as well as increased transportation costs.

Restructuring and Other charges - As a result of the continuing long-term decline of the metallurgical coal markets, in the first quarter of 1994, management determined that four underground mines were no longer economically viable and should be closed, resulting in significant economic impairment to three related preparation plants. In addition, it was determined that one surface steam coal mine, the Heartland mine, which provided coal to Alabama Power under a long-term sales agreement, would be closed due to rising costs caused by unfavorable geological conditions.

As a result of these decisions, the Coal operations incurred pretax charges of $90.8 million ($58.1 million after tax) in the first quarter of 1994 which included a reduction in the carrying value of these assets and related accruals for mine closure costs. These charges included asset writedowns of $46.5 million which reduced the book carrying value of such assets to what management believes to be their net realizable value based on either estimated sales or leasing of such property to unrelated third parties. In addition, the charges included $3.8 million for required lease payments owed to lessors for machinery and equipment that would be idled as a result of the mine and facility closures. The charges also included $19.3 million for mine and plant closure costs which represented estimates of reclamation and other environmental costs to be incurred to bring the properties in compliance with federal and state mining and environmental laws. This accrual was required due to the premature closing of the mines. The accrual also included $21.2 million of contractually or statutorily required employee severance and other benefit costs associated with termination of employees at these facilities and costs associated with inactive employees at these facilities. Such employee benefits include severance payments, medical insurance, workers' compensation and other benefits and have been calculated in accordance with contractually (collective bargaining agreements signed by certain coal subsidiaries included in the Coal operations) and legally required employee severance and other benefits.

Of the four underground mines, two have ceased coal production (one in the first half of 1995), while the remaining two mines are expected to cease coal production during the remainder of 1995. In 1994, Coal operations reached agreement with Alabama Power Company to transfer the coal sales contract serviced by the Heartland mine to another location in West Virginia. The Heartland mine ceased coal production during 1994, and final reclamation and environmental work is in process. At the beginning of 1994 there were approximately 750 employees involved in operations at these facilities and other administrative support. Employment at these facilities has been reduced by 78% to approximately 165 employees at June 30, 1995.

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

The following table analyzes the changes in liabilities during 1994 and 1995 for facility closure costs recorded as restructuring and other charges:

                                                                               Employee
                                                                 Mine      Termination,
                                                Leased            and           Medical
                                             Machinery          Plant               and
                                                   and        Closure         Severance
                                             Equipment          Costs             Costs      Total
     ----------------------------------------------------------------------------------------------
     Balance as of December 31, 1993 (a)      $  3,092        28,434             34,217     65,743
     Additions                                   3,836        19,290             21,193     44,319
     Payments (b)                                3,141         9,468             12,038     24,647
     ----------------------------------------------------------------------------------------------
     Balance as of December 31, 1994             3,787        38,256             43,372     85,415
     Payments (c)                                1,018         6,294              4,198     11,510
     ----------------------------------------------------------------------------------------------
     Balance as of June 30, 1995              $  2,769        31,962             39,174     73,905
     ==============================================================================================

(a) These amounts represent the remaining liabilities for facility closure costs recorded as restructuring and other charges in prior years. The original charges included $5,094 for leased machinery and equipment, $52,243 principally for incremental facility closing costs including reclamation and $54,108 for employee benefit costs, primarily workers' compensation, which will continue to be paid for several years.

(b) These amounts represent total cash payments made during 1994 for these charges. Of the total payments made, $14,494 was for liabilities recorded in years prior to 1994 and $10,153 was for liabilities recorded in 1994.

(c) Payments made in the first six months of 1995 included $6,401 related to pre-1994 liabilities and $5,109 for liabilities recorded in the first quarter of 1994.

During the next twelve months, expected cash funding of these charges is approximately $15 to $20 million. Management estimates that the remaining liability for leased machinery and equipment will be fully paid over the next two years. The liability for mine and plant closure costs is expected to be satisfied over the next ten years of which approximately 70% is expected to be paid over the first three years. The liability for employee related costs, which is primarily workers' compensation, is estimated to be 70% settled over the next five years with the balance paid during the following five to ten years.

MINERAL VENTURES
The following is a table of selected financial data for the Mineral Ventures operations on a comparative basis:

(Dollars in thousands,                                     Three Months                    Six Months
except per ounce data)                                     Ended June 30                  Ended June 30
- ------------------------------------------------------------------------------------------------------------
                                                        1995           1994            1995           1994
============================================================================================================
Net sales                                           $   4,224          3,769           8,681          7,095

Cost of sales                                           2,882          2,659           5,855          5,166
Selling, general and administrative costs                 960            959           1,577          1,931
- ------------------------------------------------------------------------------------------------------------
Total costs and expenses                                3,842          3,618           7,432          7,097

Other operating income (expense)                          194            163             242             70
- ------------------------------------------------------------------------------------------------------------
Operating profit (loss)                             $     576            314           1,491             68
============================================================================================================

Stawell Gold Mine:
PMV's 50% direct share ounces sold                     10,646          9,120          21,492         17,820
Average realized gold price per ounce (US$)         $     394            401             397            396

Operating profit of Mineral Ventures operations increased $.3 million in the 1995 second quarter to $.6 million, from $.3 million in the second quarter of 1994. The Stawell gold mine in western Victoria, Australia, in which Mineral Ventures has a 67% net equity interest, produced 21,379 ounces in the current quarter at an average cost of $293 per ounce compared to 18,879 ounces in the second quarter of 1994 at an average cost of $282.

In the first six months of 1995, operating profit of Mineral Ventures increased $1.4 million to $1.5 million from $.1 million in the first six months of 1994. The increase in operating profit was primarily the result of increased production at the Stawell Gold Mine. An operator accident that occurred in the 1994 first quarter hindered production in 1994 and also contributed to higher operating costs for the period. The Stawell gold mine produced 42,576 ounces in the first six months of 1995 compared with 35,734 ounces in the comparable period of 1994. Mineral Ventures is continuing exploration projects in Nevada and Australia with its joint venture partner.

Successful exploration efforts indicate an increase of approximately 68,000 ounces of additional proven and probable gold reserves at the Stawell mine. At June 30, 1995, remaining proven and probable gold reserves are estimated at 480,000 ounces.

OTHER OPERATING INCOME
Other operating income increased $6.3 million to $9.6 million in the 1995 second quarter from $3.3 million in the second quarter of 1994. Other operating income totaled $16.7 million in the first six months of 1995 a $10.4 million increase over the $6.3 million recorded in the first six months of 1994. Other operating income primarily includes royalty income and gains and losses from sales of coal assets. The increase is principally the result of a $5.3 million and $8.3 million gains from the sales of surplus coal reserves in the second quarter and six month periods of 1995, respectively.

CORPORATE EXPENSES
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Minerals Group based on utilization and other methods and criteria which management believes to be a reasonable and equitable estimate of the costs attributable to the Minerals Group. These allocations were $1.9 million and $1.6 million in the second quarter of 1995 and 1994, respectively, and $3.6 million and $3.3 million in the first six months of 1995 and 1994, respectively.

INTEREST EXPENSE
Interest expense increased $1.5 million to $2.8 million in the second quarter of 1995 from $1.3 million in the prior year quarter. Second quarter interest expense includes $.8 million in 1995 and $.1 million in 1994 on borrowings from the Services Group. Interest expense totaled $5.1 million in the first six months of 1995 and $2.1 million in the first six months of 1994. Interest expense in the first six months of 1995 and 1994 included interest on borrowings from the Services Group totaling $1.5 million and $.1 million, respectively. The increase in the 1995 quarter and six month periods is due to higher average interest rates on higher average debt balances.

INCOME TAXES
Net income in the second quarter and six month periods ended June 30, 1995 includes a tax credit which exceeds the amount calculated based on the statutory federal income tax rate of 35% as a result of the tax benefits of percentage depletion.


FINANCIAL CONDITION
- --------------------

A portion of the Company's corporate assets and liabilities has ben attributed to the Minerals Group based upon utilization of the shared services from which assets and liabilities are generated, which management believes to be equitable and a reasonable estimate.

Cash Provided by Operations
Cash provided by operating activities during the first six months of 1995 totaled $3.9 million compared to a cash requirement of $28.1 million in the first six months of 1994. Cash used by operating activities in the first six months of 1994 was negatively impacted by the integration of operating activities of Addington which required cash to finance working capital. Net income, noncash charges and changes in operating assets and liabilities in the 1994 first half were significantly affected by after-tax restructuring and other charges of $58.1 million which had minimal effect on cash generated by operations. Of the total $90.8 million of the 1994 first quarter pre-tax charges, $46.5 million was for noncash writedowns of assets and remainder represents liabilities, which are expected to be paid over the next several years.

CAPITAL EXPENDITURES
Cash capital expenditures for the first six months of 1995 totaled $11 million, excluding equipment expenditures that have been or are expected to be financed through operating leases. For the remainder of 1995, capital expenditures, excluding operating leases are projected to be approximately $15 million.

OTHER INVESTING ACTIVITIES
All other investing activities in the first six months of 1995 provided net cash of $8.0 million primarily from cash proceeds received in 1995 from the sale of coal assets. In January 1994, the Company paid approximately $157 million in cash for the acquisition of substantially all the coal mining operations and coal sales contracts of Addington. The purchase price of the acquisition was subsequently financed through the issuance of $80.5 million of a new series of preferred stock, convertible into Minerals Stock, and additional debt under revolving credit agreements.

FINANCING
The Minerals Group intends to fund its capital expenditure requirements during the remainder of 1995 primarily with anticipated cash flows from operating activities and through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements, other borrowing arrangements or borrowings from the Services Group. The Company has a $350 million revolving credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100 million term loan, which matures in May 2000. The Facility also permits additional borrowings, repayments, and reborrowings of up to an aggregate of $250 million until May 2000. As of June 30, 1995, borrowings of $100 million were outstanding under the term loan portion of the Facility with $28.6 million of additional borrowings outstanding under the remainder of the facility. Of the total amount outstanding under the Facility, $105.2 million was attributed to the Minerals Group. The Company, on behalf of the Minerals Group, maintains agreements with financial institutions whereby it has the right to sell certain coal receivables with recourse to those institutions. In June 1995, coal receivables of approximately $10 million were sold under these agreements.

DEBT
Outstanding debt totaled $110.5 million at June 30, 1995 up $14.8 million from the $95.7 million reported at year-end. Net cash provided by operating activities was not sufficient to fund capital expenditures and share activity, resulting in additional borrowings under the Company's revolving credit agreements.

RELATED PARTY TRANSACTIONS
At June 30, 1995 the Minerals Group owed the Services Group $42.3 million, a decrease of $5.9 million from the $48.2 million owed at December 31, 1995.

At June 30, 1995 the Services Group owed the Minerals Group $39.2 million for tax benefits, of which $21.0 million is expected to be paid within one year.

CAPITALIZATION
In January 1994, the Company issued $80.5 million (161,000 shares) of a new series of preferred stock, convertible into Minerals Stock, to finance a portion of the Addington Acquisition. Such stock has been attributed to the Minerals Group.

In 1994, the Board authorized the repurchase from time to time of up to $15.0 million of the new series of cumulative convertible preferred stock. As of June 30, 1995, 21,020 shares at a total cost of $8.4 million were repurchased of which 12,670 shares at cost of $5.0 million were repurchased in the first six months of 1995.

The Company is authorized to repurchase up to 1,250,000 shares of Services Stock and 250,000 shares of Minerals Stock, not to exceed $43 million. As of June 30, 1995, 38,500 shares ($.8 million) of Minerals Stock have been acquired pursuant to the authorization. No shares of Minerals Stock were repurchased in the first six months of 1995.

DIVIDENDS
The Board intends to declare and pay dividends on Services Stock and Minerals Stock based on earnings, financial condition, cash flow and business requirements of the Services Group and the Minerals Group, respectively. Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its public debt and bank credit agreements, financial developments of one Group could affect the Company's ability to pay dividends in respect of stock relating to the other Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount, which is adjusted by net income or losses and other equity transactions, as defined in the Company's Articles of Incorporation. At June 30, 1995 the Available Minerals Dividend Amount was at least $20.8 million.

As a result of the Company's issuance in January 1994 of 161,000 shares of a new series of preferred stock, convertible in to Minerals Stock, the Company pays annual cumulative dividends of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefore, when, and if declared by the Board which commenced March 1, 1994. Such stock also bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon.

During the 1995 and 1994 six month periods, the Board declared and paid cash dividends of .325 cents per share of Minerals Stock. Dividends paid on the cumulative convertible preferred stock in the first six months of 1995 were $2.3 million. Preferred dividends included on the Minerals Group's Statement of Operations for the six months ended June 30,1995 are net of $1.0 million which was the excess of the carrying amount of the preferred stock over the cash paid to holders of the preferred stock.

                           Part II - Other Information





Item      6. Exhibits and Reports on Form 8-K


(a)       Exhibits:

          Exhibit
          Number

          10*  Employment agreement dated as of
               June 1, 1995, between the Registrant
               and D. L. Marshall.

          11   Statement re Computation of
               Earnings Per Common Share.


(b)       No reports on Form 8-K were filed during the second quarter of 1995.













- --------------------
*Management contract or compensatory plan or arrangement

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           THE PITTSTON COMPANY



August 11, 1995            By              G. R. Rogliano
                             ---------------------------------------------
                                          (G. R. Rogliano)
                                          Vice President -
                                      Controllership and Taxes
                                    (Duly Authorized Officer and
                                      Chief Accounting Officer)