Form 10-Q
period 1995-09-30
PITTSTON CO
filed 1995-11-14
CIK 78890

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

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

         Yes  X    No
             ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 41,573,743 shares of $1 par value Pittston Services Group Common Stock and 8,405,908 shares of $1 par value Pittston Minerals Group Common Stock as of November 6, 1995.

                         PART I - FINANCIAL INFORMATION
                      The Pittston Company and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                                      September 30,            Dec. 31,
                                                                                          1995                   1994
========================================================================================================================
ASSETS                                                                                 (Unaudited)
Current assets:
Cash and cash equivalents                                                          $      41,168                42,318
Short-term investments, at lower of cost or market                                        27,804                25,162
Accounts receivable (net of estimated amount uncollectible:
    1995 - $16,533; 1994 -$15,734)                                                       428,171               376,792
Inventories, at lower of cost or market                                                   46,974                34,153
Prepaid expenses                                                                          34,444                27,700
Deferred income taxes                                                                     53,262                55,850
-----------------------------------------------------------------------------------------------------------------------
Total current assets                                                                     631,823               561,975

Property, plant and equipment, at cost (net of
   depletion and amortization: 1995 - $428,165; 1994 - $394,660)                         468,960               445,834
Intangibles, net of amortization                                                         329,366               329,441
Deferred pension assets                                                                  123,075               118,953
Deferred income taxes                                                                     80,289                84,214
Other assets                                                                             164,235               197,361
-----------------------------------------------------------------------------------------------------------------------
Total assets                                                                       $   1,797,748             1,737,778
=======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                                                              $      29,679                13,323
Current maturities of long-term debt                                                       7,921                13,748
Accounts payable                                                                         260,266               252,615
Accrued liabilities                                                                      304,529               294,784
-----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                602,395               574,470

Long-term debt, less current maturities                                                  141,804               138,071
Postretirement benefits other than pensions                                              220,511               218,738
Workers' compensation and other claims                                                   125,293               138,793
Deferred income taxes                                                                     21,321                19,036
Other liabilities                                                                        191,040               200,855

Shareholders' equity:
Preferred stock, par value $10 per share: Authorized: 2,000 shares
   $31.25 Series C Cumulative Convertible Preferred Stock:
   Issued:  1995 - 136 shares; 1994 - 153 shares                                           1,362                 1,526
Pittston Services Group common stock, par value $1 per share:
   Authorized: 100,000 shares;
   Issued: 1995 - 41,573 shares; 1994 - 41,595 shares                                     41,573                41,595
Pittston Minerals Group common stock, par value $1 per share:
   Authorized 20,000 shares;
   Issued: 1995 - 8,406 shares; 1994 - 8,390 shares                                        8,406                 8,390
Capital in excess of par value                                                           405,360               420,470
Retained earnings                                                                        162,978               107,739
Equity adjustment from foreign currency translation                                      (18,990)              (14,276)
Employee benefits trust, at market value                                                (105,305)             (117,629)
-----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                               495,384               447,815
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                         $   1,797,748             1,737,778
=======================================================================================================================

See accompanying notes to consolidated financial statements.

                      The Pittston Company and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                    Three Months                    Nine Months
                                                                 Ended September 30             Ended September 30
---------------------------------------------------------------------------------------------------------------------
                                                                 1995           1994            1995           1994
=====================================================================================================================

Net sales                                                  $   177,702        210,142         557,653        589,033
Operating revenues                                             574,751        483,712       1,605,651      1,352,116
---------------------------------------------------------------------------------------------------------------------
Net sales and operating revenues                               752,453        693,854       2,163,304      1,941,149
---------------------------------------------------------------------------------------------------------------------

Costs and expenses:
Cost of sales                                                  167,261        199,372         542,061        578,197
Operating expenses                                             476,614        395,659       1,346,739      1,111,838
Selling, general and administrative expenses                    68,381         59,573         195,002        177,729
Restructuring and other charges                                      -              -               -         90,806
---------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                       712,256        654,604       2,083,802      1,958,570
---------------------------------------------------------------------------------------------------------------------

Other operating income                                           3,135          7,630          22,417         18,465
---------------------------------------------------------------------------------------------------------------------

Operating profit (loss)                                         43,332         46,880         101,919          1,044

Interest income                                                    902            430           2,554          1,638
Interest expense                                                (3,665)        (2,745)        (10,409)        (7,954)
Other income (expense), net                                     (1,817)          (694)         (4,013)        (4,761)
---------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                               38,752         43,871          90,051        (10,033)
Provision (credit) for income taxes                              9,153         12,661          21,779         (5,713)
---------------------------------------------------------------------------------------------------------------------
Net income (loss)                                               29,599         31,210          68,272         (4,320)
Preferred stock dividends, net                                    (521)          (541)         (1,697)        (2,804)
---------------------------------------------------------------------------------------------------------------------
Net income (loss) attributed to common shares              $    29,078         30,669          66,575         (7,124)
=====================================================================================================================

Pittston Services Group:
Net income attributed to common shares                     $    25,137         25,014          58,706         56,813
---------------------------------------------------------------------------------------------------------------------
Net income per common share                                $       .66            .66            1.55           1.50
---------------------------------------------------------------------------------------------------------------------
Cash dividend per common share                             $       .05            .05             .15            .15
---------------------------------------------------------------------------------------------------------------------

Pittston Minerals Group:
Net income (loss) attributed to common shares              $     3,941          5,655           7,869        (63,937)
---------------------------------------------------------------------------------------------------------------------
Net income (loss) per common share:
Primary                                                    $       .51            .74            1.01          (8.44)
Fully diluted                                              $       .45            .61             .96          (8.44)
---------------------------------------------------------------------------------------------------------------------
Cash dividends per common share                            $     .1625          .1625           .4875          .4875
=====================================================================================================================

See accompanying notes to consolidated financial statements.

                      The Pittston Company and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                                             Nine Months
                                                                                                         Ended September 30
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                        1995              1994
=================================================================================================================================
Cash flows from operating activities:
Net income (loss)                                                                                   $   68,272            (4,320)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Noncash charges and other write-offs                                                                      -            46,793
   Depreciation, depletion and amortization                                                             78,710            71,988
   Provision for aircraft heavy maintenance                                                             19,226            19,585
   Provision (credit) for deferred income taxes                                                          8,564           (18,581)
   Credit for pensions, noncurrent                                                                      (2,729)             (829)
   Provision for uncollectible accounts receivable                                                       3,741             3,150
   Equity in earnings of unconsolidated affiliates, net of dividends received                            1,516              (175)
   Other operating, net                                                                                   (559)             (973)
   Change in operating assets and liabilities net of effects of acquisitions and dispositions:
      Increase in accounts receivable                                                                  (49,547)          (60,543)
      Increase in inventories                                                                          (12,601)           (4,961)
      Increase in prepaid expenses                                                                      (5,136)           (3,797)
      Increase in accounts payable and accrued liabilities                                              12,113            53,429
      Decrease in other assets                                                                              43               720
      (Decrease) increase in other liabilities                                                         (17,335)              453
      (Decrease) increase in workers' compensation and other claims, noncurrent                        (13,500)            7,227
      Other, net                                                                                        (1,464)             (413)
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                               89,314           108,753
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                                                             (81,325)          (71,291)
Property, plant and equipment pending lease financing                                                      (60)            1,822
Proceeds from disposal of property, plant and equipment                                                 18,525             5,849
Aircraft heavy maintenance                                                                             (11,406)           (9,732)
Acquisitions, net of cash acquired, and related contingent payments                                     (3,727)         (157,294)
Other, net                                                                                               2,968             5,304
---------------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                                  (75,025)         (225,342)
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                                                                       18,482           109,327
Reductions of debt                                                                                     (13,752)          (37,137)
Repurchase of stock of the Company                                                                     (10,606)           (7,191)
Proceeds from employee stock purchase plan                                                                 767                 -
Proceeds from exercise of stock options                                                                  2,954             6,459
Proceeds from preferred stock issuance, net of cash expenses                                                 -            77,359
Cost of Services Stock Proposal                                                                              -                (4)
Dividends paid                                                                                         (13,284)          (12,381)
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                                       (15,439)          136,432
---------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                                    (1,150)           19,843
Cash and cash equivalents at beginning of period                                                        42,318            32,412
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                          $   41,168            52,255
=================================================================================================================================

See accompanying notes to consolidated financial statements.

                      The Pittston Company and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
              (In thousands, except per share and employee amounts)



(1) The Pittston Company (the "Company") prepares consolidated financial statements in addition to separate financial statements for the Pittston Minerals Group (the "Minerals Group") and the Pittston Services Group (the "Services Group"). The Services Group consists of the Burlington Air Express Inc. ("Burlington"), Brink's, Incorporated ("Brink's") and Brink's Home Security, Inc. ("BHS") operations of the Company. The Minerals Group consists of the Coal and Mineral Ventures operations of the Company. The Company's capital structure includes two classes of common stock, Pittston Minerals Group Common Stock ("Minerals Stock") and Pittston Services Group Common Stock ("Services Stock"), which are designed to provide shareholders with separate securities reflecting the performance of the Minerals Group and Services Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting either Group or the Company as a whole. Holders of Services Stock and Minerals Stock are shareholders of the Company, which is responsible for all its liabilities. Financial developments affecting the Services Group or the Minerals Group that affect the Company's financial condition could affect the results of operations and financial condition of both Groups.

(2) The average number of shares outstanding used in the earnings per share computations were as follows:

                                   Third Quarter                Nine Months
                                1995            1994         1995         1994
     ---------------------------------------------------------------------------
     Services Stock            37,916          37,840       37,914       37,757
     Minerals Stock:
          Primary               7,804           7,605        7,781        7,578
          Fully diluted         9,964          10,080       10,013        9,965


     The average number of shares outstanding used in the earnings per share computations do not include the shares of Services Stock and Minerals Stock held in the Company's Employee Benefits Trust which totaled 3,628 (3,788 in 1994) and 619 (728 in 1994), respectively, at September 30, 1995.

(3) The amounts of depreciation, depletion and amortization of property, plant and equipment in the third quarter and nine month periods were $20,443 ($17,660 in 1994) and $59,777 ($52,278 in 1994), respectively.

(4) Cash payments made for interest and income taxes (net of refunds received) were as follows:

                                    Third Quarter                Nine Months
                                1995            1994         1995         1994
      -------------------------------------------------------------------------
      Interest            $    3,103           2,966       10,185        8,782
      =========================================================================
      Income taxes        $    1,193           2,933       17,667       14,447
      =========================================================================



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

     During the nine months ended September 30, 1995 and 1994, capital lease obligations of $4,486 and $2,315, respectively, were incurred for leases of property, plant and equipment. In addition, during the nine months ended September 30, 1994, the Company assumed capital lease obligations of $16,210 as part of the Addington Acquisition.

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

     Of the four underground mines, two have ceased coal production (one in the first half of 1995), while the remaining two mines are expected to cease coal production during the remainder of 1995. In 1994 the Company reached agreement with Alabama Power Company to transfer the coal sales contract serviced by the Heartland mine to another location in West Virginia. The Heartland mine ceased coal production during 1994 and final reclamation and environmental work is in process. At the beginning of 1994, there were approximately 750 employees involved in operations at these facilities and other administrative support. Employment at these facilities has been reduced by 76% to approximately 180 employees at September 30, 1995.

(6) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Company and the BHS segment for the first nine months of 1995 and 1994 by $3,204 and $3,114, respectively, and for the third quarters of 1995 and 1994 by $1,255 and $965, respectively. The effect of this change increased net income per common share of the Services Group for the first nine months of 1995 and 1994 by $.05, and for the third quarter of 1995 and 1994 by $.02.

(7) On April 15, 1994, the Company redeemed all of the $27,811 of 9.2% Convertible Subordinated Debentures due July 1, 2004, at a premium of $767. The premium and other charges related to the redemption have been included in the Consolidated Statement of Operations for the nine months ended September 30, 1994, under the caption "Other income (expense), net".

(8) Certain prior period amounts have been reclassified to conform to current period financial statement presentation.

(9) All adjustments have been made which are, in the opinion of management, necessary to a fair presentation of results of operations for the periods reported herein. All such adjustments are of a normal recurring nature.

(10) In September 1995, the Company's Board of Directors approved, subject to a favorable vote of shareholders, a plan to separate Services Stock into two classes of common stock which would separately track the Company's security services and home security businesses, the Pittston Brink's Group, and its global freight transportation and logistics management services businesses, the Pittston Burlington Group. The plan will not alter the composition of the Minerals Group.

     Under the proposed plan, a new class of common stock called Pittston Burlington Group Common Stock ("Burlington Stock"), would be distributed tax free to the Services Group shareholders in the ratio of one half of one share of Burlington Stock for each outstanding share of Services Stock. Services Group shareholders will retain their existing common stock, which will be redesignated Pittston Brink's Group Common Stock ("Brink's Stock"), on a share-for-share basis. The Company would continue as a single corporate entity with three classes of common stock: Brink's Stock, Burlington Stock, and Minerals Stock. The proposed plan is designed to have no adverse effect on the rights of the shareholders of Minerals Stock or Series C Convertible Preferred Stock.

                      The Pittston Company and Subsidiaries
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

                                                     Three Months                     Nine Months
                                                  Ended September 30              Ended September 30
-------------------------------------------------------------------------------------------------------
                                                   1995           1994            1995           1994
=======================================================================================================
                                                                     (In thousands)
Revenues:
Burlington                                   $   365,793        311,925       1,031,687        875,675
Brink's                                          176,507        143,879         480,141        395,827
BHS                                               32,451         27,908          93,823         80,614
Coal                                             173,985        205,831         545,255        577,627
Mineral Ventures                                   3,717          4,311          12,398         11,406
-------------------------------------------------------------------------------------------------------
Consolidated revenues                        $   752,453        693,854       2,163,304      1,941,149
=======================================================================================================

Operating profit (loss):
Burlington                                   $    17,449         22,248          39,913         52,028
Brink's                                           12,263         11,132          29,882         27,481
BHS                                               10,386          8,216          28,702         23,679
Coal                                               8,075          8,488          15,196        (90,956)
Mineral Ventures                                    (816)           786             675            854
-------------------------------------------------------------------------------------------------------
Segment operating profit (loss)                   47,357         50,870         114,368         13,086
General corporate expense                         (4,025)        (3,990)        (12,449)       (12,042)
-------------------------------------------------------------------------------------------------------
Consolidated operating profit (loss)              43,332         46,880         101,919          1,044
=======================================================================================================



RESULTS OF OPERATIONS

In the third quarter of 1995, The Pittston Company (the "Company") reported net income of $29.6 million compared with $31.2 million in the third quarter of 1994. Operating profit totaled $43.3 million in the 1995 third quarter compared with $46.9 million in the prior year third quarter. Increased operating profits at Brink's, Incorporated ("Brink's") and Brink's Home Security, Inc. ("BHS") were offset by decreased operating profits at Burlington Air Express Inc. ("Burlington"), Pittston Mineral Ventures ("Mineral Ventures") and the Coal operations.

In the first nine months of 1995, the Company reported net income of $68.3 million compared with a net loss of $4.3 million in the first nine months of 1994. Operating profit totaled $101.9 million in the first nine months of 1995 compared to an operating profit of $1.0 million in the prior year period. The net loss and operating profit in the first nine months of 1994 included charges totaling $58.1 million and $90.8 million, respectively, attributable to the Company's Coal operations for asset write downs and accruals for costs related to facility shutdowns. Net income in the first nine months of 1995 was positively impacted by improved results from Brink's, BHS and the Company's Coal operations, partially offset by lower results at Burlington and Mineral
Ventures. Burlington's 1994 operating profits benefited from substantial additional volumes of freight directed to Burlington during a nationwide trucking strike in the second quarter of 1994, which added an estimated $8 million to operating profit and $5 million to net income. The first nine months of 1995 were also impacted by higher net interest expense compared with the same period last year.

Burlington
----------
The following is a table of selected financial data for Burlington on a comparative basis:

(Dollars in thousands, except                                       Three Months                    Nine Months
per pound/shipment amounts)                                      Ended September 30             Ended September 30
---------------------------------------------------------------------------------------------------------------------
                                                                 1995           1994            1995           1994
=====================================================================================================================
Revenues:
Airfreight
   Domestic U.S.                                           $   134,162        145,214         392,017        417,753
   International                                               172,364        132,795         484,853        365,746
---------------------------------------------------------------------------------------------------------------------
Total airfreight                                               306,526        278,009         876,870        783,499
Other                                                           59,267         33,916         154,817         92,176
---------------------------------------------------------------------------------------------------------------------
Total revenues                                                 365,793        311,925       1,031,687        875,675

Operating expenses                                             318,459        266,915         907,696        749,857
Selling, general and administrative                             30,349         23,446          85,911         75,947
---------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                       348,808        290,361         993,607        825,804
---------------------------------------------------------------------------------------------------------------------

Other operating income                                             464            684           1,833          2,157
---------------------------------------------------------------------------------------------------------------------
Operating profit:
   Domestic U.S.                                                 8,781         13,750          20,261         34,141
   International                                                 8,668          8,498          19,652         17,887
---------------------------------------------------------------------------------------------------------------------
Operating profit                                           $    17,449         22,248          39,913         52,028
=====================================================================================================================

Depreciation and amortization                              $     4,957          4,514          14,659         12,747
=====================================================================================================================

Cash capital expenditures                                  $     6,299          6,138          19,799         17,147
=====================================================================================================================

Airfreight shipment growth rate (a)                             15.8%            3.0%            9.4%           7.8%

Airfreight weight growth rate (a):
   Domestic U.S.                                                ( 4.3%)         19.8%           (4.2%)         20.9%
   International                                                 31.5%          27.5%           27.3%          25.5%
   Worldwide                                                     11.9%          23.2%           10.0%          23.0%

Worldwide airfreight weight (millions of pounds)                 353.5          315.7           997.8          907.0
=====================================================================================================================

Worldwide airfreight shipments (thousands)                       1,391          1,201           3,929          3,590
=====================================================================================================================

Worldwide average airfreight yield
   (revenue per pound)                                     $     0.867          0.880           0.879          0.864
=====================================================================================================================
Worldwide average airfreight revenue per shipment          $       220            231             223            218
=====================================================================================================================
Worldwide average airfreight weight per
   shipment (pounds)                                               254            263             254            253
=====================================================================================================================

(a)  Compared to the same period in the prior year.


Burlington reported an operating profit of $17.5 million in the 1995 third quarter, a $4.7 million decrease from the $22.2 million reported in the third quarter of 1994. Worldwide revenues rose 17% to $365.8 million in the current year quarter from $311.9 million in the prior year third quarter. Worldwide airfreight revenues increased $28.5 million or 10% to $306.5 million in the 1995 third quarter from $278 million in the prior year quarter. These increases were principally from a 32% increase in international weight shipped, which more than offset a 4% decline in domestic U.S. weight shipped and a slight decrease in worldwide average airfreight yields (revenue per pound). Other revenues, which includes customs clearance and other import-related services, as well as ocean freight services, increased $25.4 million or 75% to $59.3 million in the third quarter of 1995 from $33.9 million in the prior year quarter, as a result of an increase in international shipment volume, including ocean freight. Total airfreight weight shipped worldwide increased 12% to 353.5 million pounds in the current year quarter from 315.7 million pounds in the prior year quarter. Worldwide average airfreight yields decreased slightly to $.867 in the 1995 third quarter from $.880 in the same period a year earlier.

Domestic airfreight revenues decreased by 8% to $134.2 million in the 1995 third quarter from $145.2 million in the prior year third quarter while operating profit decreased $5.0 million to $8.8 million in the 1995 third quarter from $13.8 million in the third quarter of 1995. The decrease was the result of a 4% decrease in domestic weight shipped and a modest decrease in average yields. Domestic weight shipped was impacted by a decline in shipments by auto producers. Lower average yields reflected a change in mix to lower yield traffic and general pricing pressures. Partially offsetting the decline in revenues were continued reductions in operating costs. Domestic fleet costs were lower as a result of effective adjustments of fleet capacity to match volume requirements. In addition, labor costs have been reduced through strict cost control measures, including reconfiguration of the domestic station network.

International airfreight revenues increased by 30% to $172.3 million in the 1995 third quarter from $132.8 million in the prior year third quarter. International operating profit in the 1995 third quarter totaled $8.7 million compared to $8.5 million in the prior year quarter. Revenues from other international activities, primarily ocean freight and import services, increased 75% to $59.3 million in the 1995 third quarter from $33.9 million in the prior year third quarter. These increases were largely due to a 32% increase in international airfreight weight shipped, partially offset by a slight decrease in average yield. Volume increased in most international markets as the result of market share growth and increased worldwide trade flows. In addition, during the past year, Burlington expanded its global operations through acquisitions and new company-owned offices, most notably in Denmark, Italy, Mexico and Portugal. Although below prior year's levels, margins on certain segments have improved from the beginning of the year as the result of price increases introduced in the second quarter.

Operating profit in the first nine months of 1995 for Burlington was $39.9 million, a $12.1 million decrease from the $52.0 million operating profit reported in the first nine months of 1994. Burlington's results in 1994 benefited from significant additional domestic freight as a result of the nationwide trucking strike, which added an estimated $8 million to 1994 operating profit. Worldwide revenues rose 18% to over $1 billion in the current year period from $875.7 million in the first nine months of 1994. The $156 million increase in revenues resulted largely from a 10% increase in worldwide airfreight pounds shipped, increased other revenue, including import services and ocean freight, and to a lesser extent a slight increase in worldwide average airfreight yields.

Domestic airfreight revenues decreased by 6% or $25.7 million to $392 million in the first nine months of 1995 compared to the first nine months of 1994. Domestic operating profit for the first nine months of 1995 totaled $20.3 million compared to $34.1 million in the prior year period. The decreases in revenues and operating profit were due largely to a 4% decrease in domestic airfreight weight and a slight decrease in domestic yields. The decrease in volume was due primarily to the impact of the U.S. trucking strike in the second quarter of 1994, which added substantial additional volume in 1994 and an estimated $8 million to operating profit in the first nine months of 1994.

International airfreight revenues of $484.9 million in the first nine months of 1995 were $119.2 million or 33% higher than the $365.7 million reported in the prior year period. Operating profit increased $1.8 million to $19.7 million in the first nine months of 1995 compared to $17.9 million in the first nine months of 1994. The increases in revenues and operating profit were primarily due to a 27% increase in international airfreight weight shipped and a modest increase in average yields compared to the prior year period. The increase in volume is largely attributed to improved economic conditions in the international markets and expansion of company-owned operations. Revenues from other international activity and ocean freight increased 67% or $61.4 million to $153.6 million, due to an increase in international shipment volume and a continued expansion of ocean freight services.

Brink's
-------
The following is a table of selected financial data for Brink's on a comparative basis:

                                                                  Three Months                    Nine Months
(In thousands)                                                 Ended September 30             Ended September 30
--------------------------------------------------------------------------------------------------------------------
                                                                1995            1994          1995             1994
====================================================================================================================
Revenues                                                  $   176,507         143,879         480,141        395,827

Operating expenses                                            142,104         113,778         390,328        318,281
Selling, general and administrative                            21,552          19,822          60,516         54,022
---------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                      163,656         133,600         450,844        372,303
---------------------------------------------------------------------------------------------------------------------
Other operating income (expense)                                 (588)            853             585          3,957
---------------------------------------------------------------------------------------------------------------------
Operating profit                                          $    12,263          11,132          29,882         27,481
=====================================================================================================================
Depreciation and amortization                             $     5,757           5,086          16,253         15,206
=====================================================================================================================
Cash capital expenditures                                 $     4,234           4,528          15,710         11,261
=====================================================================================================================
Revenues:
   North America (United States and Canada)               $    97,103          85,669         278,084        247,488
   International subsidiaries                                  79,404          58,210         202,057        148,339
---------------------------------------------------------------------------------------------------------------------
Total revenues                                            $   176,507         143,879         480,141        395,827
=====================================================================================================================
Operating profit:
   North America (United States and Canada)               $     8,226           6,158          20,752         15,603
   International operations                                     4,037           4,974           9,130         11,878
---------------------------------------------------------------------------------------------------------------------
Total operating profit                                    $    12,263          11,132          29,882         27,481
=====================================================================================================================


Brink's consolidated revenues totaled $176.5 million in the third quarter of 1995 compared with $143.9 million in the third quarter of 1994. Brink's operating profit of $12.3 million in the third quarter of 1995 increased $1.2 million or 10% from the $11.1 million operating profit in the prior year quarter. The revenue increase of $32.6 million or 23% in the 1995 third quarter was offset by an increase in operating expenses and selling, general and administrative expenses of $30.1 million and a decrease in other operating income of $1.4 million.

Revenues from North American operations (United States and Canada) increased $11.4 million or 13% to $97.1 million in the 1995 third quarter from $85.7 million in the prior year quarter. North American operating profit increased $2.1 million or 34% to $8.2 million in the current year quarter from $6.2 million in the third quarter of 1994. The operating profit improvement primarily resulted from rising volumes and increased market penetration in the armored car business, which includes ATM servicing.

Revenues from international subsidiaries increased $21.2 million or 36% to $79.4 million in the 1995 third quarter from $58.2 million in the 1994 third quarter. Operating profits from international subsidiaries and minority-owned affiliates declined 19% or $1.0 million to $4.0 million in the current year quarter from $5.0 million in the prior year third quarter. The earnings decline was largely attributable to Brink's share of results from its Mexican affiliate (20% owned), which decreased to a loss of $1.2 million from the profit of $.8 million recorded in the third quarter of 1994, primarily due to severance costs related to a downsizing of the workforce, high interest rates and the general economic condition in Mexico. Local management in Mexico has made substantial progress with a cost reduction program designed to restore operating profitability.

Brink's operating profit increased $2.4 million to $29.9 million in the first nine months of 1995 from $27.5 million in the first nine months of 1994 with an increase in revenues of $84.3 million, partially offset by an increase in operating expenses and selling, general and administrative expenses totaling $78.5 million, and a decrease in other operating income of $3.4 million.

Revenue from North American operations increased 12% to $278.1 million in the first nine months of 1995 from $247.5 million in the prior year period. North American operating profit increased $5.2 million to $20.8 million from $15.6 million. The increase in operating profit was largely attributable to increases in the armored car business and, to a lesser extent, increases in the diamond and jewelry and coin and currency processing businesses, partially offset by lower air courier results.

Revenue from international subsidiaries increased $53.7 million or 36% to $202.1 million, while operating profit from international subsidiaries and minority-owned affiliates decreased $2.7 million or 23% to $9.1 million in the first nine months of 1995. The increase in revenue is primarily due to higher revenues in Brazil as well as the favorable impact of foreign currency translation. The decline in operating profit was primarily attributable to operations in Mexico. Brink's share of its Mexican affiliates' results was a $2.2 million loss in the first nine months of 1995 compared to a $2.5 million profit reported in the same period of 1994.

BHS
---
The following is a table of selected financial data for BHS on a comparative basis:

                                                                    Three Months                    Nine Months
(Dollars in thousands)                                           Ended September 30             Ended September 30
--------------------------------------------------------------------------------------------------------------------
                                                                 1995           1994            1995           1994
====================================================================================================================
Revenues                                                   $    32,451         27,908          93,823         80,614

Operating expenses                                              16,051         14,966          48,715         43,700
Selling, general and administrative                              6,014          4,726          16,406         13,235
---------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                        22,065         19,692          65,121         56,935
---------------------------------------------------------------------------------------------------------------------
Operating profit                                           $    10,386          8,216          28,702         23,679
=====================================================================================================================
Depreciation and amortization                              $     5,469          4,485          15,889         12,747
=====================================================================================================================
Cash capital expenditures                                  $    11,882          8,491          31,023         25,155
=====================================================================================================================
Annualized service revenues (a)                                                           $   100,862         82,437
=====================================================================================================================
Number of subscribers:
   Beginning of period                                         346,540        289,618         318,029        259,551
   Installations                                                20,580         17,887          58,942         55,864
   Disconnects, net                                             (5,917)        (4,339)        (15,768)       (12,249)
---------------------------------------------------------------------------------------------------------------------
End of period                                                  361,203        303,166         361,203        303,166
=====================================================================================================================

(a) Annualized service revenue is calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for monitoring, maintenance and related services.


Revenues for BHS increased 16% to $32.5 million in the third quarter of 1995 from $27.9 million in the year earlier quarter. In the first nine months of 1995, revenues increased $13.2 million to $93.8 million from $80.6 million in the first nine months of 1994. Operating profit of BHS increased $2.2 million to $10.4 million in the third quarter of 1995, a 26% improvement from $8.2 million in the third quarter of 1994. In the first nine months of 1995, operating profit increased $5 million or 21% to $28.7 million from $23.7 million in the first nine months of 1994. The increase in operating profit for the third quarter and nine months of 1995 compared to the similar periods in 1994 reflected higher monitoring revenues due to an average subscriber base that was approximately 19% higher for the quarter and year to date 1995, compared to similar periods in 1994, slightly offset by higher account servicing and administrative costs. Operating profit as a percentage of revenue increased to 32% for the third quarter of 1995 from 29% in the year earlier quarter also as a result of the larger average subscriber base.

BHS installed approximately 20,600 new subscribers during the third quarter of 1995, a 15% increase over the prior year quarter. 0For the first nine months of 1995, BHS installed a total of approximately 58,900 new subscribers. The subscriber base totaled approximately 361,200 subscribers on September 30, 1995, a 19% increase from the September 30, 1994 level. As a result, annualized service revenues increased 22% to $100.9 million as of September 30, 1995. During the third quarter of 1995, BHS initiated service in two new markets:
Colorado Springs, Colorado and San Jose, California.

Coal
----
The following is a table of selected financial data for the Coal operations on a comparative basis:

                                                                    Three Months                    Nine Months
(In thousands)                                                   Ended September 30             Ended September 30
---------------------------------------------------------------------------------------------------------------------
                                                                 1995           1994            1995           1994
=====================================================================================================================
Net sales                                                  $   173,985        205,831         545,255        577,627

Cost of sales                                                  164,032        196,753         532,977        570,412
Selling, general and administrative expenses                     5,394          6,623          17,096         19,586
Restructuring and other charges                                      -              -               -         90,806
---------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                       169,426        203,376         550,073        680,804
---------------------------------------------------------------------------------------------------------------------
Other operating income                                           3,516          6,033          20,014         12,221
---------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                                    $     8,075          8,488          15,196        (90,956)
=====================================================================================================================

Coal sales (tons):
   Metallurgical                                                 1,950          2,590           6,583          7,466
   Utility and industrial                                        3,943          4,862          12,471         13,249
---------------------------------------------------------------------------------------------------------------------
Total coal sales                                                 5,893          7,452          19,054         20,715
=====================================================================================================================

Production/purchased (tons)
   Deep                                                            984          1,124           3,025          3,746
   Surface                                                       3,143          4,045          10,272         11,049
   Contract                                                        459            605           1,500          1,731
---------------------------------------------------------------------------------------------------------------------
                                                                 4,586          5,774          14,797         16,526
Purchased                                                        1,289          1,527           4,791          4,313
---------------------------------------------------------------------------------------------------------------------
Total                                                            5,875          7,301          19,588         20,839
=====================================================================================================================



Operations - Coal operations had an operating profit totaling $8.1 million in the third quarter of 1995 compared to an operating profit of $8.5 million in the third quarter of 1994. Included in the current quarter results is a pretax gain of $1.5 million from the disposition of highwall mining equipment, whereas the 1994 third quarter included a $2.5 million pretax gain from the sale of a natural gas pipeline.

Sales volume of 5.9 million tons in the third quarter of 1995 was 21% or 1.6 million tons less than the 7.5 million tons sold in the 1994 third quarter, as marginal mines serving the weak spot steam coal markets were idled and some foreign metallurgical coal customers delayed shipments. Steam coal sales volume declined 19% or 1 million tons to 3.9 million tons and metallurgical coal sales volume declined by 25% or .6 million tons to 2.0 million tons compared to the third quarter of 1994. Steam coal sales represented 67% of total volume in the third quarter of 1995, compared to 65% in the prior year quarter.

As of September 30, 1995, metallurgical coal customers have taken shipments representing approximately 78% of the proportionate annualized contract tonnage for the contract year that began on April 1, 1995. Coal operations expect that this shortfall, which represents approximately .6 million tons, will be made up by these customers during the remainder of the contract year or shortly thereafter. The impact of the delayed shipments has increased inventory and deferred recognition of expected gross margins.

Production in the third quarter of 1995 totaled 4.6 million tons, a 21% decrease compared to the third quarter of 1994, principally reflecting the closure and idling of certain mines in order to improve the balance between production and demand. Surface production accounted for approximately 70% of total production in the third quarter of 1995. Productivity of 39 tons per man day represented a 6% increase over the comparable period in 1994.

Coal margin (realization less current production costs of coal sold) of $19.2 million or $3.25 per ton for the third quarter of 1995, increased $1.5 million or $ .89 per ton from the prior year third quarter. This was caused by a 6% or $1.77 per ton increase in average realization to $29.36 per ton partially offset by a 3% or $.88 per ton increase in the average current production costs of coal sold of $26.11 per ton. Operating results improved significantly from the first and second quarters of 1995. Substantial progress has been made in reconfiguring the Coal operations production and distribution activities resulting in improved efficiencies and lower mining costs. In addition, the disposition throughout the year of non-strategic assets has further lowered overall operating costs. Management is continuing its drive to eliminate marginal operations and improve margins.

Coal operations had an operating profit of $15.2 million in the first nine months of 1995 compared to an operating loss of $91.0 million in the prior year period. The operating loss in the first nine months of 1994 included $90.8 million of charges for asset writedowns and accruals for costs related to facility shutdowns (discussed further below) and $7.7 million of operating losses incurred during the first nine months related to closed facilities.

Sales volume of 19.1 million tons in the first nine months of 1995 was 1.6 million tons less than the 20.7 million tons sold in the prior year period. Steam coal sales decreased by .8 million tons to 12.5 million tons and metallurgical coal sales declined by .9 million tons to 6.6 million tons compared to the prior year. Steam coal sales represented 65% of total volume in the first nine months of 1995.

Production in the first nine months of 1995 totaled 14.8 million tons, a 10% decrease compared to the first nine months of 1994, principally reflecting the scheduled reduction in underground mine production during 1994 and early 1995 and the idling of surface steam coal mines. Surface production accounted for 71% and 68% of total production in the first nine months of 1995 and 1994, respectively. Productivity of 37 tons per man day represented a 7% increase over the comparable period in 1994.

Coal operations reached contract agreements with its metallurgical customers for the coal year that began April 1, 1995 with most calling for price increases of approximately $4.00 to $5.50 per metric ton, depending upon coal quality. These price increases, which represent an average increase of approximately 9% over the prior contract year, were in effect during the 1995 third quarter and had the effect of realigning pricing to levels in effect prior to last year's unusually large decline. Sales volume is expected to decline modestly from the level in the prior contract year.

Coal operations' efforts to lower costs have improved margins and enhanced the ability to respond to improvement in pricing for its low sulphur steam coal. Some modest improvement in spot steam coal pricing from historically low levels occurred during the third quarter due to the hot summer and increased European demand for steam coal. Coal operations are prepared to resume production at certain idled facilities should pricing improve further. The majority of Coal operations' steam coal sales continue to be sold under long-term contracts.

Restructuring and Other charges - as a result of the continuing long-term decline of the metallurgical coal markets, in the first quarter of 1994 management determined that four underground mines were no longer economically viable and should be closed, resulting in significant economic impairment to three related preparation plants. In addition, it was determined that one surface steam coal mine, the Heartland mine, which provided coal to Alabama Power under a long-term sales agreement, would be closed due to rising costs caused by unfavorable geological conditions. As a result of these decisions, the Coal operations incurred pretax charges of $90.8 million ($58.1 million after tax) in the first quarter of 1994 which included a reduction in the carrying value of these assets and related accruals for mine closure costs.

Of the four underground mines, two have ceased coal production (one in 1995), while the remaining two mines are expected to cease coal production during the remainder of 1995. In 1994, Coal operations reached agreement with Alabama Power Company to transfer the coal sales contract which had been serviced by the Heartland mine to another location in West Virginia. The Heartland mine ceased coal production during 1994, and final reclamation and environmental work is in process. At the beginning of 1994 there were approximately 750 employees involved in operations at these facilities and other administrative support. Employment at these facilities has been reduced by 76% to approximately 180 employees at September 30, 1995.

After coal production ceases at the mines contemplated in the accrual, the Company will continue to pay reclamation and environmental costs for several years to bring these properties into compliance with federal and state environmental laws. In addition, employee termination and medical payments will continue to be made for several years after the facilities have been closed. A significant portion of these employee liabilities is for statutorily provided workers' compensation costs for inactive employees. Such benefits include indemnity and medical payments as required under state workers' compensation laws. The long payment periods are based on continued and, in some cases, lifetime indemnity and medical payments to injured former employees and their surviving spouses. Management believes that the charges incurred in 1994 should be sufficient to provide for these future payments and does not anticipate material additional future charges to operating earnings for these facilities, although continual cash funding will be required over the next several years.

The following table analyzes the changes in liabilities during 1994 and 1995 for facility closure costs recorded as restructuring and other charges:

                                                                                            Employee
                                                                              Mine      Termination,
                                                             Leased            and           Medical
                                                          Machinery          Plant               and
                                                                and        Closure         Severance
                                                          Equipment          Costs             Costs      Total
     ------------------------------------------------------------------------------------------------------------
     Balance as of December 31, 1993 (a)                   $   3,092        28,434             34,217     65,743
     Additions                                                 3,836        19,290             21,193     44,319
     Payments (b)                                              3,141         9,468             12,038     24,647
     ------------------------------------------------------------------------------------------------------------
     Balance as of December 31, 1994                           3,787        38,256             43,372     85,415
     Payments (c)                                              1,474         7,501              6,096     15,071
     ------------------------------------------------------------------------------------------------------------
     Balance as of September 30, 1995                      $   2,313        30,755             37,276     70,344
     ============================================================================================================

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

(c) Payments made in the first nine months of 1995 included $8,642 related to pre-1994 liabilities and $6,429 for liabilities recorded in the first quarter of 1994.

During the next twelve months, expected cash funding of these charges is approximately $15 to $20 million. Management estimates that the remaining liability for leased machinery and equipment will be fully paid over the next two years. The remaining liability for mine and plant closure costs is expected to be satisfied over the next seven years, of which approximately 70% is expected to be paid over the next three years. The remaining liability for employee- related costs, which is primarily workers' compensation, is estimated to be 75% settled over the next four years with the balance paid during the following five to ten years.

Mineral Ventures
----------------
The following is a table of selected financial data for the Mineral Ventures operations on a comparative basis:

(Dollars in thousands,                                              Three Months                    Nine Months
except per ounce data)                                           Ended September 30             Ended September 30
---------------------------------------------------------------------------------------------------------------------
                                                                 1995           1994            1995           1994
=====================================================================================================================
Net sales                                                    $   3,717          4,311          12,398         11,406

Cost of sales                                                    3,229          2,619           9,084          7,785
Selling, general and administrative costs                        1,047            966           2,624          2,897
---------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                         4,276          3,585          11,708         10,682

Other operating income (expense)                                  (257)            60             (15)           130
---------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                                      $    (816)           786             675            854
=====================================================================================================================

Stawell Gold Mine:
PMV's 50% direct share ounces sold                               8,737         10,800          30,229         28,600
Average realized gold price per ounce (US$)                  $     400            400             398            397
Average cost per ounce (US$)                                 $     393            263             326            297


Operating profit of Mineral Ventures operations decreased $1.6 million in the 1995 third quarter to an operating loss of $.8 million, from an operating profit of $.8 million in the third quarter of 1994. Operating profits were negatively impacted by an adverse geological condition at the Stawell gold mine in western Victoria, Australia, in which Mineral Ventures has a 67% direct and indirect interest, resulting in temporarily lower produced ore grades and higher production costs. Although this situation had a significantly negative impact on third quarter results, the Stawell mine is expected to achieve normal production during the fourth quarter. The Stawell mine produced 17,836 ounces of gold in the third quarter of 1995 at an average cost of $393 per ounce, compared to 21,734 ounces in the third quarter of 1994 at an average cost of $263 per ounce.

In the first nine months of 1995, operating profit of Mineral Ventures decreased $.2 million to $.7 million from $.9 million in the first nine months of 1994.
The decrease in operating profit was primarily the result of increased production costs at the Stawell Gold Mine as discussed above. The Stawell gold mine produced 60,412 ounces in the first nine months of 1995 compared with 57,468 ounces in the comparable period of 1994. Mineral Ventures is continuing exploration projects in Nevada and Australia with its joint venture partner.

A reserve study at the Stawell mine conducted as of June 30, 1995, indicated proven and probable recoverable gold reserves of 461,800 ounces, an increase of 132,800 ounces over the prior year level after the production of 84,800 ounces during the intervening period.

Foreign Operations
------------------
A portion of the  Company's  financial  results is derived  from  activities  in several foreign countries, each with a local currency other than the U.S. dollar. Since the financial results of the Company are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The Company's international activity is not concentrated in any single currency, which limits the risks of foreign rate fluctuations. In addition, foreign currency rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The Company routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Company uses foreign exchange forward contracts to hedge the risks associated with certain transactions denominated in currencies other than the functional currency. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. In addition, cumulative translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. Subsidiaries in Brazil operate in such a highly inflationary economy.

Additionally, the Company is subject to other risks customarily associated with doing business in foreign countries, including economic conditions, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Company cannot be predicted.

Other Operating Income
----------------------
Other operating income includes the Company's share of net income of unconsolidated affiliates, primarily equity affiliates of Brink's, royalty income and gains and losses from sales of coal assets. The $4.5 million decrease in other operating income in the third quarter of 1995 compared to the third quarter of 1994 is largely attributable to the $2 million decrease in Brink's share of the reported results of its Mexican affiliate and $1 million lower gains on sales of coal assets. The sale of surplus highwall mining equipment resulted in a $1.5 million gain in the 1995 third quarter and the sale of a natural gas pipeline resulted in a $2.5 million gain in the 1994 third quarter. Other operating income for the first nine months of 1995 increased $3.9 million to $22.4 million from $18.5 million in the prior year. The $4.2 million decrease in equity in earnings of unconsolidated affiliates was more than offset by profits of $6.8 million on the sale of coal assets.

Interest Expense
----------------
Interest expense increased $1 million to $3.7 million in the third quarter of 1995 from $2.7 million in the prior year quarter. Interest expense totaled $10.4 million in the first nine months of 1995 compared with $8 million in the first nine months of 1994. The increase in the 1995 third quarter and nine month periods is due to higher interest rates on higher average debt balances.

Other Income (Expense), Net
---------------------------
Other net expense for the first nine months of 1995 decreased $.8 million to a net expense of $4 million from a net expense of $4.8 million. The first nine months of 1994 included expenses of $1.2 million recognized on the Company's redemption of its 9.2% Convertible Subordinated Debentures.

FINANCIAL CONDITION

Cash Provided by Operations
---------------------------
Cash provided by operating activities during the first nine months of 1995 totaled $89.3 million compared with $108.8 million in the first nine months of 1994. The decrease in cash provided occurred, despite higher net income, partially as a result of additional investment in working capital at Burlington. Such requirements primarily reflected initial working capital needs of recently acquired foreign subsidiaries, a relatively larger seasonal volume increase and increased international revenues, which tend to have longer payment terms. Cash provided by operating activities in the first nine months of 1994 was negatively impacted by the integration of operating activities of Addington which required cash to finance working capital. Net income, noncash charges and changes in operating assets and liabilities in the first nine months of 1994 were significantly affected by after-tax restructuring and other charges of $58.1 million which had minimal effect in the first nine months of 1995 on cash generated by operations.

Capital Expenditures
--------------------
Cash capital expenditures for the first nine months of 1995 totaled $81.3 million. Of that amount, $19.8 million was spent by Burlington, $15.7 million was spent by Brink's, $31 million was spent by BHS, $12.8 million was spent by Coal and $1.6 million was spent by Mineral Ventures. Expenditures incurred by BHS in the first nine months of 1995 were primarily for customer installations, representing expansion of the subscriber base. For the full year 1995, capital expenditures are estimated to approximate $130 million. The foregoing amounts exclude equipment expenditures that have been or are expected to be financed through capital and operating leases, and any acquisition expenditures. Increased expenditures in 1995 are largely attributable to Burlington to support new airfreight stations and implementation of new information systems, and to BHS resulting from continued expansion of the subscriber base. Capital expenditures in 1996 are estimated to approximate the 1995 levels. These expenditures will be primarily for maintenance and replacement, when necessary, of current business operations, including information systems and, to a lesser extent, for business expansion.

Other Investing Activities
--------------------------
All other investing activities in the first nine months of 1995 provided net cash of $6.3 million, primarily from the disposal of property, plant and equipment net of expenditures for aircraft heavy maintenance. In January 1994, the Company paid approximately $157 million in cash for the acquisition of substantially all the coal mining operations and coal sales contracts of Addington. The purchase price of the acquisition was financed through the issuance of $80.5 million of a new series of convertible preferred stock, which is convertible into Pittston Minerals Group Common Stock, and additional debt under revolving credit agreements.

Financing
---------
The Company intends to fund its capital expenditure requirements during the remainder of 1995 with anticipated cash flows from operating activities and through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or other borrowing arrangements. The Company has a $350 million revolving credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100 million term loan, which matures in May 2000. The Facility also permits additional borrowings, repayments, and reborrowings of up to an aggregate of $250 million until May 2000. As of September 30, 1995, borrowings of $100 million were outstanding under the term loan portion of the Facility and $7 million of additional borrowings was outstanding under the remainder of the facility. The Company, on behalf of the Minerals Group, maintains agreements with financial institutions whereby it has the right to sell certain coal receivables, with recourse, to those institutions. As of September 30, 1995, coal receivables of approximately $9.8 million sold under these agreements were outstanding.

Debt
----
Outstanding  debt,  including  borrowings  under  revolving  credit  agreements, aggregated $179.4 million at September 30, 1995, up from $165.1 million at year-end 1994. Cash proceeds from operating activities, other investing activities and the exercise of stock options were not sufficient to fund capital expenditures, the repurchase of stock and dividends payments, resulting in additional borrowings.

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

Capitalization
--------------
In January 1994, the Company issued $80.5 million (161,000 shares) of a new series of cumulative preferred stock, convertible into Pittston Minerals Group Common Stock ("Minerals Stock"). The cumulative convertible preferred stock, which is attributable to the Minerals Group, pays an annual cumulative dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefor, when, as and if declared by the Board of Directors (the "Board") of the Company, which commenced March 1, 1994, and bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon.

In July 1994, the Board authorized the repurchase from time to time of up to $15 million of the new series of cumulative convertible preferred stock. As of September 30, 1995, 24,720 shares at a total cost of $9.6 million were repurchased, of which 16,370 shares at a cost of $6.3 million were repurchased in the first nine months of 1995. In November 1995, the Board authorized an increase in the remaining authority to $15 million.

At September 30, 1995, the Company was also authorized to repurchase up to 1,250,000 shares of Pittston Services Group Common Stock ("Services Stock") and 250,000 shares of Minerals Stock, not to exceed $43 million. As of September 30, 1995, a total of 401,900 shares ($9.6 million) of Services Stock and 117,300 shares ($1.7 million) of Minerals Stock have been acquired pursuant to the authorization. During the nine months ended September 30, 1995, 145,800 shares of Services Stock were repurchased at a total cost of $3.4 million and 78,800 shares of Minerals Stock were repurchased at a total cost of $.9 million. In November 1995, the Board increased the remaining purchase authority for Minerals Stock to 1,000,000 shares, not to exceed $45 million for all common shares of the Company.

On September 15, 1995, the Company announced that the Board approved, subject to a favorable vote of shareholders, a plan to separate Services Stock into two classes of common stock which would separately track the Company's security services and home security business (the "Pittston Brink's Group"), and its global freight transportation and logistics management services businesses (the "Pittston Burlington Group"). The plan will not alter the composition of the Minerals Group.

Under the proposed plan, a new class of common stock called Pittston Burlington Group Common Stock ("Burlington Stock") will be distributed tax free to the Services Group shareholders in the ratio of one half of one share of Burlington Stock for each outstanding share of Services Stock. Services Group shareholders will retain their existing common stock, which will be redesignated Pittston Brink's Group Common Stock ("Brink's Stock"), on a share-for-share basis. The Company will continue as a single corporate entity with three classes of common stock. The proposed plan is designed to have no adverse effect on the rights of the shareholders of Minerals Stock or the cumulative convertible preferred stock.

Dividends
---------
The Board intends to declare and pay dividends on Services Stock and Minerals Stock based on earnings, financial condition, cash flow and business requirements of the Services Group and Minerals Group, respectively. Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its public debt and bank credit agreements, financial developments of one Group could affect the Company's ability to pay dividends in respect of stock relating to the other Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount, which is adjusted by net income or losses and other equity transactions, as defined in the Company's Articles of Incorporation. At September 30, 1995, the Available Minerals Dividend Amount was at least $22.3 million.

During the 1995 and 1994 nine month periods, the Board declared and paid cash dividends of 15 cents per share of Services Stock and 48.75 cents per share of Minerals Stock. Dividends paid on the cumulative convertible preferred stock in the first nine months of 1995 were $3.3 million. Preferred dividends included on the Company's Statement of Operations for the nine months ended September 30, 1995, are net of $1.6 million, which was the excess of the carrying amount of the preferred stock over the cash paid to holders of the preferred stock.

Pending Accounting Change
-------------------------
The Company is required to implement a new accounting standard for long-lived assets - Statement of Financial Accounting Standards ("SFAS") No. 121 - in 1996. SFAS No. 121 requires companies to utilize a two step approach to determining whether impairment of long-lived assets has occurred and if so, the amount of such impairment. The Company has not yet determined the effect of adopting SFAS No. 121.

                             Pittston Services Group
                                 BALANCE SHEETS
                                 (In thousands)



                                                                                       September 30,             Dec. 31,
                                                                                           1995                    1994
==========================================================================================================================
                                                                                        (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                            $    38,879                   38,610
Short-term investments, at lower of cost or market                                         2,468                    2,041
Accounts receivable (net of estimated amount uncollectible:
   1995 - $14,639; 1994 - $13,854)                                                       336,257                  267,869
Receivable - Pittston Minerals Group                                                      33,360                   32,170
Inventories, at lower of cost or market                                                    4,384                    4,006
Prepaid expenses                                                                          24,661                   16,311
Deferred income taxes                                                                     24,606                   25,325
--------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                     464,615                  386,332

Property, plant and equipment, at cost (net of accumulated depreciation
    and amortization: 1995 - $262,966; 1994 - $234,722)                                  268,685                  225,372
Intangibles, net of amortization                                                         211,041                  208,792
Deferred pension assets                                                                   44,576                   43,150
Deferred income taxes                                                                      1,741                    1,323
Other assets                                                                              55,042                   75,707
--------------------------------------------------------------------------------------------------------------------------
Total assets                                                                         $1,045,700                   940,676
==========================================================================================================================



LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term borrowings                                                                $    29,655                   13,323
Current maturities of long-term debt                                                       5,773                    6,194
Accounts payable                                                                         193,068                  175,844
Accrued liabilities                                                                      149,588                  137,555
--------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                378,084                  332,916

Long-term debt, less current maturities                                                   57,321                   49,896
Postretirement benefits other than pensions                                                6,098                    5,761
Workers' compensation and other claims                                                    10,885                    9,929
Deferred income taxes                                                                     31,198                   34,090
Payable - Pittston Minerals Group                                                         19,202                   23,186
Other liabilities                                                                         36,230                   28,487
Shareholder's equity                                                                     506,682                  456,411
--------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                                           $ 1,045,700                  940,676
==========================================================================================================================


See accompanying notes to financial statements.

                             Pittston Services Group
                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                                  Three Months                    Nine Months
                                                               Ended September 30             Ended September 30
--------------------------------------------------------------------------------------------------------------------
                                                                1995           1994           1995            1994
====================================================================================================================

Operating revenues                                         $  574,751        483,712       1,605,651      1,352,116

Operating expenses                                            476,614        395,659       1,346,739      1,111,838
Selling, general and administrative expenses                   60,199         50,264         169,900        150,185
--------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                      536,813        445,923       1,516,639      1,262,023
--------------------------------------------------------------------------------------------------------------------

Other operating income                                           (124)         1,537           2,418          6,114
--------------------------------------------------------------------------------------------------------------------
Operating profit                                               37,814         39,326          91,430         96,207

Interest income                                                 1,517            818           4,490          2,030
Interest expense                                               (1,765)        (1,488)         (4,939)        (4,663)
Other income (expense), net                                    (1,598)          (474)         (3,364)        (4,104)
--------------------------------------------------------------------------------------------------------------------
Income before income taxes                                     35,968         38,182          87,617         89,470
Provision for income taxes                                     10,831         13,168          28,911         32,657
--------------------------------------------------------------------------------------------------------------------
Net income                                                 $   25,137         25,014          58,706         56,813
====================================================================================================================

Per common share:
Net income                                                 $      .66            .66            1.55           1.50
====================================================================================================================
Cash dividends                                             $      .05            .05             .15            .15
====================================================================================================================
Average shares outstanding                                     37,916         37,840          37,914         37,757
====================================================================================================================

See accompanying notes to financial statements.

                             Pittston Services Group
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                           Nine Months Ended
                                                                                                             September 30
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                        1995             1994
================================================================================================================================
Cash flows from operating activities:
Net income                                                                                         $   58,706            56,813
Adjustments to reconcile net income to net cash provided by operating activities:
   Noncash charges and other write-offs                                                                     -               306
   Depreciation and amortization                                                                       46,963            40,853
   Provision for aircraft heavy maintenance                                                            19,226            19,585
   Provision (credit) for deferred income taxes                                                        (2,621)              914
   (Credit) provision for pensions, noncurrent                                                            (94)               42
   Provision for uncollectible accounts receivable                                                      3,641             3,018
   Equity in earnings of unconsolidated affiliates, net of dividends received                           1,501               (45)
   Other operating, net                                                                                 2,495             1,831
   Change in operating assets and liabilities:
      Increase in accounts receivable                                                                 (66,855)          (45,674)
      Increase in inventories                                                                            (366)             (860)
      Increase in prepaid expenses                                                                     (6,754)           (2,338)
      Increase in accounts payable and accrued liabilities                                             19,926            54,672
      (Increase) decrease in other assets                                                              (1,383)             (607)
      Increase (decrease) in other liabilities                                                          2,530               (20)
      Other, net                                                                                       (1,581)             (210)
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                              75,334           128,280
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                                                            (66,735)          (53,677)
Property, plant and equipment pending lease financing                                                     (60)            2,047
Proceeds from disposal of property, plant and equipment                                                 2,413             1,664
Aircraft heavy maintenance                                                                            (11,406)           (9,732)
Acquisitions, net of cash acquired, and related contingent payments                                    (2,649)              (63)
Other, net                                                                                              2,747            (2,902)
--------------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                                 (75,690)          (62,663)
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                                                                      18,482            32,761
Reductions of debt                                                                                     (4,638)          (36,755)
Payments (to) from - Minerals Group                                                                    (6,190)          (42,196)
Repurchase of stock of the Company                                                                     (3,435)           (3,424)
Proceeds from employee stock purchase plan                                                                590                 -
Proceeds from exercise of stock options                                                                 1,752             5,248
Proceeds from sale of stock to Minerals Group                                                               -               322
Dividends paid                                                                                         (5,936)           (5,659)
Cost of Services Stock Proposal                                                                             -                (2)
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                                          625           (49,705)
--------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                                      269            15,912
Cash and cash equivalents at beginning of period                                                       38,610            30,271
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                         $   38,879            46,183
================================================================================================================================


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

(2) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Services Group and the BHS segment for the first nine months of 1995 and 1994 by $3,204 and $3,114, respectively, and for the third quarters of 1995 and 1994 by $1,255 and $965, respectively. The effect of this change increased net income per common share of the Services Group for the first nine months of 1995 and 1994 by $.05 and for the third quarters of 1995 and 1994 by $.02.

(3) The amounts of depreciation and amortization of property, plant and equipment in the third quarter and nine month period of 1995 totaled $14,232 ($11,770 in 1994) and $40,919 ($34,076 in 1994), respectively.

(4) Cash payments made for interest and income taxes (net of refunds received) were as follows:

                                    Third Quarter              Nine Months
                                 1995          1994         1995         1994
      --------------------------------------------------------------------------
         Interest             $  1,410         1,564        4,835        5,968
      ==========================================================================
         Income taxes         $  5,480         8,430       34,200       27,317
      ==========================================================================



     During the nine month periods ended September 30, 1995 and 1994, capital lease obligations of $4,434 and $1,569, respectively, were incurred for leases of property, plant and equipment.

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

(8) In September 1995, the Company's Board of Directors approved, subject to a favorable vote of shareholders, a plan to separate Services Stock into two classes of common stock which would separately track the Company's security services and home security businesses, the Pittston Brink's Group, and its global freight transportation and logistics management services businesses, the Pittston Burlington Group. The plan will not alter the composition of the Minerals Group.

     Under the proposed plan, a new class of common stock called Pittston Burlington Group Common Stock ("Burlington Stock") will be distributed tax free to the Services Group shareholders in the ratio of one half of one share of Burlington Stock for each outstanding share of Services Stock. Services Group shareholders will retain their existing common stock, which will be redesignated Pittston Brink's Group Common Stock ("Brink's Stock"), on a share-for-share basis. The Company will continue as a single corporate entity with three classes of common stock: Brink's Stock, Burlington Stock, and Pittston Minerals Group Common Stock ("Minerals Stock"). The proposed plan is designed to have no adverse effect on the rights of the shareholders of Minerals Stock or Series C Convertible Preferred Stock.

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


                               SEGMENT INFORMATION
                                 (In thousands)

                                                             Three Months                        Nine Months
                                                          Ended September 30                 Ended September 30
--------------------------------------------------------------------------------------------------------------------
                                                          1995             1994              1995            1994
====================================================================================================================
Revenues:
Burlington                                            $ 365,793          311,925          1,031,687        875,675
Brink's                                                 176,507          143,879            480,141        395,827
BHS                                                      32,451           27,908             93,823         80,614
--------------------------------------------------------------------------------------------------------------------
Revenues                                              $ 574,751          483,712          1,605,651      1,352,116
====================================================================================================================

Operating profit:
Burlington                                            $  17,449           22,248             39,913         52,028
Brink's                                                  12,263           11,132             29,882         27,481
BHS                                                      10,386            8,216             28,702         23,679
--------------------------------------------------------------------------------------------------------------------
Segment operating profit                                 40,098           41,596             98,497        103,188
General corporate expense                                (2,284)          (2,270)            (7,067)        (6,981)
--------------------------------------------------------------------------------------------------------------------
Operating profit                                      $  37,814           39,326             91,430         96,207
====================================================================================================================

RESULTS OF OPERATIONS

In the third quarter of 1995, the Services Group reported net income of $25.1 million or $.66 per share compared with $25.0 million or $.66 per share in the third quarter of 1994. Operating profit totaled $37.8 million in the 1995 third quarter compared with $39.3 million in the prior year third quarter. Revenues for the 1995 third quarter increased $91 million or 19% compared with the 1994 third quarter, of which $53.9 million was from Burlington, $32.6 million from Brink's and $4.5 million from BHS. Operating expenses and selling, general and administrative expenses for the 1995 third quarter increased $90.9 million or 20% compared with the same period last year, of which $58.4 million was from Burlington, $30.1 million was from Brink's and $2.4 million was from BHS. Other operating income decreased $1.7 million largely due to decreased results from Brink's 20% owned affiliate in Mexico.

In the first nine months of 1995, the Services Group reported net income of $58.7 million or $1.55 per share compared with net income of $56.8 million or $1.50 per share in the first nine months of 1994. Operating profit totaled $91.4 million in the first nine months of 1995 compared with $96.2 million in the first nine months of 1994. Net income and operating profit were positively impacted by improved results from the Brink's and BHS businesses, offset by lower operating profit at Burlington. The first nine months of 1995 were favorably impacted by lower nonoperating and net interest expenses compared with the same period of last year. Revenues for the first nine months of 1995 increased $253.5 million or 19% compared with the first nine months of 1994, of which $156 million was from Burlington, $84.3 million was from Brink's and $13.2 million was from BHS. Operating expenses and selling general and administrative expenses for the first nine months of 1995 increased $254.6 million or 20% over the same period last year, of which $167.8 million was from Burlington, $78.5 million from Brink's and $8.2 million from BHS. Other operating income decreased $3.7 million as a result of decreased results from Brink's 20% owned affiliate in Mexico. Net income and operating profit in the first nine months of 1994 benefited from unusually strong operating profits at Burlington due to substantial additional volumes of freight directed to Burlington during a nationwide trucking strike in the second quarter of 1994, which added an estimated $8 million to operating profit and $5 million to net income in that period.

Burlington
----------
The following is a table of selected financial data for Burlington on a comparative basis:

(Dollars in thousands, except                                       Three Months                    Nine Months
per pound/shipment amounts)                                      Ended September 30             Ended September 30
---------------------------------------------------------------------------------------------------------------------
                                                                 1995           1994            1995           1994
=====================================================================================================================
Revenues:
Airfreight
   Domestic U.S.                                           $   134,162        145,214         392,017        417,753
   International                                               172,364        132,795         484,853        365,746
---------------------------------------------------------------------------------------------------------------------
Total airfreight                                               306,526        278,009         876,870        783,499
Other                                                           59,267         33,916         154,817         92,176
---------------------------------------------------------------------------------------------------------------------
Total revenues                                                 365,793        311,925       1,031,687        875,675

Operating expenses                                             318,459        266,915         907,696        749,857
Selling, general and administrative                             30,349         23,446          85,911         75,947
---------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                       348,808        290,361         993,607        825,804
---------------------------------------------------------------------------------------------------------------------

Other operating income                                             464            684           1,833          2,157
---------------------------------------------------------------------------------------------------------------------
Operating profit:
   Domestic U.S.                                                 8,781         13,750          20,261         34,141
   International                                                 8,668          8,498          19,652         17,887
---------------------------------------------------------------------------------------------------------------------
Operating profit                                           $    17,449         22,248          39,913         52,028
=====================================================================================================================

Depreciation and amortization                              $     4,957          4,514          14,659         12,747
=====================================================================================================================

Cash capital expenditures                                  $     6,299          6,138          19,799         17,147
=====================================================================================================================

Airfreight shipment growth rate (a)                             15.8%            3.0%            9.4%           7.8%

Airfreight weight growth rate (a):
   Domestic U.S.                                                ( 4.3%)         19.8%           (4.2%)         20.9%
   International                                                 31.5%          27.5%           27.3%          25.5%
   Worldwide                                                     11.9%          23.2%           10.0%          23.0%

Worldwide airfreight weight (millions of pounds)                 353.5          315.7           997.8          907.0
=====================================================================================================================

Worldwide airfreight shipments (thousands)                       1,391          1,201           3,929          3,590
=====================================================================================================================

Worldwide average airfreight yield
   (revenue per pound)                                     $     0.867          0.880           0.879          0.864
=====================================================================================================================
Worldwide average airfreight revenue per shipment          $       220            231             223            218
=====================================================================================================================
Worldwide average airfreight weight per
   shipment (pounds)                                               254            263             254            253
=====================================================================================================================

(a)  Compared to the same period in the prior year.


Burlington reported an operating profit of $17.5 million in the 1995 third quarter, a $4.7 million decrease from the $22.2 million reported in the third quarter of 1994. Worldwide revenues rose 17% to $365.8 million in the current year quarter from $311.9 million in the prior year third quarter. Worldwide airfreight revenues increased $28.5 million or 10% to $306.5 million in the 1995 third quarter from $278 million in the prior year quarter. These increases were principally from a 32% increase in international weight shipped, which more than offset a 4% decline in domestic U.S.

weight shipped and a slight decrease in worldwide average airfreight yields (revenue per pound). Other revenues, which includes customs clearance and other import-related services, as well as ocean freight services, increased $25.4 million or 75% to $59.3 million in the third quarter of 1995 from $33.9 million in the prior year quarter, as a result of an increase in international shipment volume, including ocean freight. Total airfreight weight shipped worldwide increased 12% to 353.5 million pounds in the current year quarter from 315.7 million pounds in the prior year quarter. Worldwide average airfreight yields decreased slightly to $.867 in the 1995 third quarter from $.880 in the same period a year earlier.

Domestic airfreight revenues decreased by 8% to $134.2 million in the 1995 third quarter from $145.2 million in the prior year third quarter while operating profit decreased $5.0 million to $8.8 million in the 1995 third quarter from $13.8 million in the third quarter of 1995. The decrease was the result of a 4% decrease in domestic weight shipped and a modest decrease in average yields. Domestic weight shipped was impacted by a decline in shipments by auto producers. Lower average yields reflected a change in mix to lower yield traffic and general pricing pressures. Partially offsetting the decline in revenues were continued reductions in operating costs. Domestic fleet costs were lower as a result of effective adjustments of fleet capacity to match volume requirements. In addition, labor costs have been reduced through strict cost control measures, including reconfiguration of the domestic station network.

International airfreight revenues increased by 30% to $172.3 million in the 1995 third quarter from $132.8 million in the prior year third quarter. International operating profit in the 1995 third quarter totaled $8.7 million compared to $8.5 million in the prior year quarter. Revenues from other international activities, primarily ocean freight and import services, increased 75% to $59.3 million in the 1995 third quarter from $33.9 million in the prior year third quarter. These increases were largely due to a 32% increase in international airfreight weight shipped, partially offset by a slight decrease in average yield. Volume increased in most international markets as the result of market share growth and increased worldwide trade flows. In addition, during the past year, Burlington expanded its global operations through acquisitions and new company-owned offices, most notably in Denmark, Italy, Mexico and Portugal. Although below prior year's levels, margins on certain segments have improved from the beginning of the year as the result of price increases introduced in the second quarter.

Operating profit in the first nine months of 1995 for Burlington was $39.9 million, a $12.1 million decrease from the $52.0 million operating profit reported in the first nine months of 1994. Burlington's results in 1994 benefited from significant additional domestic freight as a result of the nationwide trucking strike, which added an estimated $8 million to 1994 operating profit. Worldwide revenues rose 18% to over $1 billion in the current year period from $875.7 million in the first nine months of 1994. The $156 million increase in revenues resulted largely from a 10% increase in worldwide airfreight pounds shipped, increased other revenue, including import services and ocean freight, and to a lesser extent a slight increase in worldwide average airfreight yields.

Domestic airfreight revenues decreased by 6% or $25.7 million to $392 million in the first nine months of 1995 compared to the first nine months of 1994. Domestic operating profit for the first nine months of 1995 totaled $20.3 million compared to $34.1 million in the prior year period. The decreases in revenues and operating profit were due largely to a 4% decrease in domestic airfreight weight and a slight decrease in domestic yields. The decrease in volume was due primarily to the impact of the U.S. trucking strike in the second quarter of 1994, which added substantial additional volume in 1994.

International airfreight revenues of $484.9 million in the first nine months of 1995 were $119.2 million or 33% higher than the $365.7 million reported in the prior year period. Operating profit increased $1.8 million to $19.7 million in the first nine months of 1995 compared to $17.9 million in the first nine months of 1994. The increases in revenues and operating profit were primarily due to a 27% increase in international airfreight weight shipped and a modest increase in average yields compared to the prior year period. The increase in volume is largely attributed to improved economic conditions in the international markets and expansion of company-owned operations. Revenues from other international activity and ocean freight increased 67% or $61.4 million to $153.6 million, due to an increase in international shipment volume and a continued expansion of ocean freight services.

Brink's
-------
The following is a table of selected financial data for Brink's on a comparative basis:

                                                                  Three Months                    Nine Months
(In thousands)                                                 Ended September 30             Ended September 30
---------------------------------------------------------------------------------------------------------------------
                                                                1995            1994          1995             1994
=====================================================================================================================
Revenues                                                  $   176,507         143,879         480,141        395,827

Operating expenses                                            142,104         113,778         390,328        318,281
Selling, general and administrative                            21,552          19,822          60,516         54,022
---------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                      163,656         133,600         450,844        372,303
---------------------------------------------------------------------------------------------------------------------
Other operating income (expense)                                 (588)            853             585          3,957
---------------------------------------------------------------------------------------------------------------------
Operating profit                                          $    12,263          11,132          29,882         27,481
=====================================================================================================================
Depreciation and amortization                             $     5,757           5,086          16,253         15,206
=====================================================================================================================
Cash capital expenditures                                 $     4,234           4,528          15,710         11,261
=====================================================================================================================
Revenues:
   North America (United States and Canada)               $    97,103          85,669         278,084        247,488
   International subsidiaries                                  79,404          58,210         202,057        148,339
---------------------------------------------------------------------------------------------------------------------
Total revenues                                            $   176,507         143,879         480,141        395,827
=====================================================================================================================
Operating profit:
   North America (United States and Canada)               $     8,226           6,158          20,752         15,603
   International operations                                     4,037           4,974           9,130         11,878
---------------------------------------------------------------------------------------------------------------------
Total operating profit                                    $    12,263          11,132          29,882         27,481
=====================================================================================================================

Brink's consolidated revenues totaled $176.5 million in the third quarter of 1995 compared with $143.9 million in the third quarter of 1994. Brink's operating profit of $12.3 million in the third quarter of 1995 increased $1.2 million or 10% from the $11.1 million operating profit in the prior year quarter. The revenue increase of $32.6 million or 23% in the 1995 third quarter was offset by an increase in operating expenses and selling, general and administrative expenses of $30.1 million and a decrease in other operating income of $1.4 million.

Revenues from North American operations (United States and Canada) increased $11.4 million or 13% to $97.1 million in the 1995 third quarter from $85.7 million in the prior year quarter. North American operating profit increased $2.1 million or 34% to $8.2 million in the current year quarter from $6.2 million in the third quarter of 1994. The operating profit improvement primarily resulted from rising volumes and increased market penetration in the armored car business, which includes ATM servicing.

Revenues from international subsidiaries increased $21.2 million or 36% to $79.4 million in the 1995 third quarter from $58.2 million in the 1994 third quarter. Operating profits from international subsidiaries and minority-owned affiliates declined 19% or $1.0 million to $4.0 million in the current year quarter from $5.0 million in the prior year third quarter. The earnings decline was largely attributable to Brink's share of results from its Mexican affiliate (20% owned), which decreased to a loss of $1.2 million from the profit of $.8 million recorded in the third quarter of 1994 primarily due to severance costs related to a downsizing of the workforce, high interest rates and the general economic condition in Mexico. Local management in Mexico has made substantial progress with a cost reduction program designed to restore operating profitability.

Brink's operating profit increased $2.4 million to $29.9 million in the first nine months of 1995 from $27.5 million in the first nine months of 1994 with an increase in revenues of $84.3 million, partially offset by an increase in operating expenses and selling, general and administrative expenses totaling $78.5 million, and a decrease in other operating income of $3.4 million.

Revenue from North American operations increased 12% to $278.1 million in the first nine months of 1995 from $247.5 million in the prior year period. North American operating profit increased $5.2 million to $20.8 million from $15.6 million. The increase in operating profit was largely attributable to increases in the armored car business and, to a lesser extent, increases in the diamond and jewelry and coin and currency processing businesses, partially offset by lower air courier results.

Revenue from international subsidiaries increased $53.7 million or 36% to $202.1 million, while operating profit from international subsidiaries and minority-owned affiliates decreased $2.7 million or 23% to $9.1 million in the first nine months of 1995. The increase in revenue is primarily due to higher revenues in Brazil as well as the favorable impact of foreign currency translation. The decline in operating profit was primarily attributable to operations in Mexico. Brink's share of its Mexican affiliates' results was a $2.2 million loss in the first nine months of 1995 compared to a $2.5 million profit reported in the same period of 1994.

BHS
---
The following is a table of selected financial data for BHS on a comparative basis:

                                                                    Three Months                    Nine Months
(Dollars in thousands)                                           Ended September 30             Ended September 30
---------------------------------------------------------------------------------------------------------------------
                                                                 1995           1994            1995           1994
=====================================================================================================================
Revenues                                                   $    32,451         27,908          93,823         80,614

Operating expenses                                              16,051         14,966          48,715         43,700
Selling, general and administrative                              6,014          4,726          16,406         13,235
---------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                        22,065         19,692          65,121         56,935
---------------------------------------------------------------------------------------------------------------------
Operating profit                                           $    10,386          8,216          28,702         23,679
=====================================================================================================================
Depreciation and amortization                              $     5,469          4,485          15,889         12,747
=====================================================================================================================
Cash capital expenditures                                  $    11,882          8,491          31,023         25,155
=====================================================================================================================
Annualized service revenues (a)                                                           $   100,862         82,437
=====================================================================================================================
Number of subscribers:
   Beginning of period                                         346,540        289,618         318,029        259,551
   Installations                                                20,580         17,887          58,942         55,864
   Disconnects, net                                             (5,917)        (4,339)        (15,768)       (12,249)
---------------------------------------------------------------------------------------------------------------------
End of period                                                  361,203        303,166         361,203        303,166
=====================================================================================================================

(a) Annualized service revenue is calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for monitoring, maintenance and related services.


Revenues for BHS increased 16% to $32.5 million in the third quarter of 1995 from $27.9 million in the year earlier quarter. In the first nine months of 1995, revenues increased $13.2 million to $93.8 million from $80.6 million in the first nine months of 1994. Operating profit of BHS increased $2.2 million to $10.4 million in the third quarter of 1995, a 26% improvement from $8.2 million in the third quarter of 1994. In the first nine months of 1995, operating profit increased $5 million or 21% to $28.7 million from $23.7 million in the first nine months of 1994. The increase in operating profit for the third quarter and nine months of 1995 compared to the similar periods in 1994 reflected higher monitoring revenues due to an average subscriber base that was approximately 19% higher for the quarter and year to date 1995, compared to similar periods in 1994, slightly offset by higher account servicing and administrative costs. Operating profit as a percentage of revenue increased 32% for the third quarter of 1995 from 29% in the year earlier quarter also as a result of the larger average subscriber base.

BHS installed approximately 20,600 new subscribers during the third quarter of 1995, a 15% increase over the prior year quarter. For the first nine months of 1995, BHS installed a total of approximately 58,900 new subscribers. The subscriber base totaled approximately 361,200 subscribers on September 30, 1995, a 19% increase from the September 30, 1994 level. As a result, annualized service revenues increased 22% to $100.9 million as of September 30, 1995. During the third quarter of 1995, BHS initiated service in two new markets:
Colorado Springs, Colorado and San Jose, California.

Foreign Operations
------------------
A portion of the Services Group's financial results is derived from activities in several foreign countries, each with a local currency other than the U.S. dollar. Since the financial results of the Services Group are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The Services Group's international activity is not concentrated in any single currency, which limits the risks of foreign rate fluctuations. In addition, foreign currency rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The Services Group routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Services Group uses foreign exchange forward contracts to hedge the risks associated with certain transactions denominated in currencies other than the functional currency. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. In addition, cumulative translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. Subsidiaries in Brazil operate in such a highly inflationary economy.

Additionally, the Services Group is subject to other risks customarily associated with doing business in foreign countries, including economic conditions, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Services Group cannot be predicted.

Corporate Expenses
------------------
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Services Group based on utilization and other methods and criteria which management believes to be a reasonable and equitable estimate of the costs attributable to the Services Group. These allocations were $2.3 million in the third quarter of 1995 and 1994 and $7.1 million and $7.0 million in the first nine months of 1995 and 1994, respectively.

Other Operating Income
----------------------
Other operating income decreased $1.6 million to a loss of $.1 million in the 1995 third quarter from a profit of $1.5 million in the third quarter of 1994. Other operating income totaled $2.4 million in the first nine months of 1995 compared with $6.1 million in the first nine months of 1994. Other operating income consists largely of equity earnings of foreign affiliates. These earnings, which are primarily attributable to equity affiliates of Brink's, amounted to a loss of $.7 million in the 1995 third quarter compared with a profit of $.8 million in the 1994 third quarter and a profit of $.2 million in the first nine months of 1995 compared with a profit of $4.2 million in the first nine months of 1994. The decreases in both the quarter and nine month comparative periods were due in large part to Brink's share of earnings from its affiliate in Mexico which decreased $2 million and $4.7 million in the 1995 third quarter and nine months, respectively, compared to the same periods of 1994.

Interest Income
---------------
Interest income increased $.7 million to $1.5 million in the third quarter of 1995 from $.8 million in the prior year's third quarter. Interest income includes interest earned of $.8 million and $.4 million in the third quarter of 1995 and 1994, respectively, on amounts owed by the Minerals Group. For the nine months ended September 30, 1995, interest income increased $2.5 million to $4.5 million from $2 million in the first nine months of 1994. The increase is primarily attributed to a $1.8 million increase to $2.3 million of interest income earned from amounts owed by the Minerals Group in the first nine months of 1995.

Interest Expense
----------------
Interest expense increased $.3 million to $1.8 million in the third quarter of 1995 from $1.5 million in the prior year third quarter. Interest expense totaled $4.9 million and $4.7 million in the first nine months of 1995 and 1994, respectively. The increase in the 1995 third quarter and nine months was due to higher average interest rates and average debt balances.

Other Income (Expense), Net
---------------------------
Other net expense for the first nine months of 1995 decreased $.7 million to a net expense of $3.4 million from a net expense of $4.1 million in the first nine months of 1994. The nine months ended September 30, 1994 included expenses of $1.2 million recognized in the first quarter on the Company's redemption of its 9.2% Convertible Subordinated Debentures.

Income Taxes
------------
Net income in the third quarter and nine months periods ended September 30, 1995, includes a tax provision which differs from the amount calculated based on the federal statutory income tax rate of 35% as a result of lower taxes on foreign income.


FINANCIAL CONDITION

A portion of the Company's corporate assets and liabilities has been attributed to the Services Group based upon utilization of the shared services from which assets and liabilities are generated, which management believes to be equitable and a reasonable estimate.

Cash Provided by Operations
---------------------------
Cash provided by operating activities during the first nine months of 1995 totaled $75.3 million compared with $128.3 million in the first nine months of 1994. The decrease in cash provided occurred, despite higher net income and noncash charges, principally as a result of additional investment in working capital at Burlington. Such requirements primarily reflected initial working capital needs of recently acquired foreign subsidiaries, a relatively larger seasonal volume increase and increased international revenues, which tend to have longer payment terms.

Capital Expenditures
--------------------
Cash capital expenditures for the first nine months of 1995 totaled $66.7 million. Of that amount, $31 million was spent by BHS, $19.8 million was spent by Burlington and $15.7 million was spent by Brink's. Expenditures incurred by BHS in the first nine months of 1995 were primarily for customer installations, representing the expansion in the subscriber base. For the full year 1995, capital expenditures are projected to approximate $110 million. The foregoing amounts exclude equipment expenditures that have been or are expected to be financed through capital and operating leases, and any acquisition expenditures. Increased expenditures in 1995 are largely attributable to Burlington to support new airfreight stations and implementation of new information systems and to BHS resulting from continued expansion of the subscriber base. Capital expenditures in 1996 are estimated to approximate the 1995 levels. These expenditures will be primarily for maintenance and replacement, when necessary, of current business operations, including information systems and, to a lesser extent, for business expansion.

Financing
---------
The Services Group intends to fund its capital expenditure requirements during the remainder of 1995 with anticipated cash flows from operating activities and through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or other borrowing arrangements. The Company has a $350 million revolving credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100 million term loan, which matures in May 2000. The Facility also permits additional borrowings, repayments, and reborrowings of up to an aggregate of $250 million until May 2000.

Debt
----
Outstanding debt totaled $92.7 million at September 30, 1995 up $23.3 million from the $69.4 million reported at December 31, 1994. The amount of the $100 million term loan attributed to the Services Group was $23.4 million at September 30, 1995.

On April 15, 1994, the Company redeemed all outstanding 9.2% Convertible Subordinated Debentures due July 1, 2004. The principal amount outstanding was $27.8 million and the premium paid to call the debt totaled $.8 million. The Company used cash provided under its revolving credit agreements to redeem the debentures. The premium paid in addition to other charges related to the redemption are included in the Services Group's Statement of Operations for the nine months ended September 30, 1994.

Related Party Transactions
--------------------------
At September 30, 1995, the Minerals Group owed the Services Group $54.4 million, an increase of $6.2 million from the $48.2 million owed at December 31, 1994.

At September 30, 1995, the Services Group owed the Minerals Group $40.2 million for tax benefits, an increase of $1 million from the $39.2 million owed at December 31, 1994. Of the total amount of tax benefits owed the Minerals Group at September 30, 1995, $21.0 million is expected to be paid within one year.

Capitalization
--------------
At September 30, 1995, the Company was also authorized to repurchase up to 1,250,000 shares of Services Stock and 250,000 shares of Minerals Stock, not to exceed $43 million. As of September 30, 1995, a total of 401,900 shares ($9.6 million) of Services Stock have been acquired pursuant to the authorization. During the nine months ended September 30, 1995 145,800 shares ($3.4 million) of Services Stock were repurchased. In November 1995, the Board increased the remaining purchase authority for Minerals Stock to 1,000,000 shares, not to exceed $45 million for all common shares of the Company.

On September 15, 1995, the Company announced that the Board approved, subject to a favorable vote of shareholders, a plan to separate Services Stock into two classes of common stock which would separately track the Company's security services and home security business (the "Pittston Brink's Group"), and its global freight transportation and logistics management services businesses (the "Pittston Burlington Group"). The plan will not alter the composition of the Minerals Group.

Under the proposed plan, a new class of common stock call Pittston Burlington Group Common Stock ("Burlington Stock") will be distributed tax free to the Services Group shareholders in the ratio of one half of one share of Burlington Stock for each outstanding share of Services Stock. Services Group shareholders will retain their existing common stock, which will be redesignated Pittston Brink's's Group Common Stock ("Brink's Stock"), on a share-for-share basis. The Company will continue as a single corporate entity with three classes of common stock. The proposed plan is designed to have no adverse effect on the rights of the shareholders of Minerals Stock or the cumulative convertible preferred stock.

Dividends
---------
The Board intends to declare and pay dividends on Services Stock based on earnings, financial condition, cash flow and business requirements of the Services Group. Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its public debt and bank credit agreements, financial developments of the Minerals Group could affect the Company's ability to pay dividends in respect of stock relating to the Services Group.

As a result of the Company's issuance in January 1994 of 161,000 shares of a new series of preferred stock, convertible in to Minerals Stock, the Company pays an annual cumulative dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefore, when, as and if declared by the Board which commenced March 1, 1994. Such stock also bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon.

During the 1995 and 1994 nine month periods, the Board declared and paid cash dividends of 15 cents per share of Services Stock.

Pending Accounting Change
-------------------------
The Company is required to implement a new accounting standard for long-lived assets - Statement of Financial Accounting Standards ("SFAS") No. 121 - in 1996. SFAS No. 121 requires companies to utilize a two step approach to determining whether impairment of long-lived assets has occurred and if so, the amount of such impairment. The Company has not yet determined the effect of adopting SFAS No. 121.

                             Pittston Minerals Group
                                 BALANCE SHEETS
                                 (In thousands)


                                                                                                     September 30,      Dec. 31,
                                                                                                         1995             1994
=================================================================================================================================
ASSETS                                                                                                (Unaudited)
Current assets:
Cash and cash equivalents                                                                          $     2,289             3,708
Short-term investments, at lower of cost or market                                                      25,336            23,121
Accounts receivable (net of estimated amount uncollectible:  1995 - $1,894; 1994 - $1,880)              91,914           108,923
Inventories, at lower of cost or market:
   Coal                                                                                                 38,065            25,518
   Other                                                                                                 4,525             4,629
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                        42,590            30,147
Prepaid expenses                                                                                         9,783            11,389
Deferred income taxes                                                                                   28,656            30,525
---------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                   200,568           207,813

Property, plant and equipment, at cost (net of accumulated depreciation,
   depletion and amortization: 1995 - $165,199; 1994 - $159,938)                                       200,275           220,462
Deferred pension assets                                                                                 78,499            75,803
Deferred income taxes                                                                                   90,124            97,945
Coal supply contracts                                                                                   71,847            82,240
Intangibles, net of amortization                                                                       118,325           120,649
Receivable - Pittston Services Group                                                                    19,202            23,186
Other assets                                                                                            37,346            39,414
---------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                       $   816,186           867,512
=================================================================================================================================


LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
Current maturities of long-term debt                                                               $     2,172             7,554
Accounts payable                                                                                        67,198            76,771
Payable - Pittston Services Group                                                                       33,360            32,170
Accrued liabilities                                                                                    154,941           157,229
---------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                              257,671           273,724

Long-term debt, less current maturities                                                                 84,483            88,175
Postretirement benefits other than pensions                                                            214,413           212,977
Workers' compensation and other claims                                                                 114,408           128,864
Deferred income taxes                                                                                    1,699                 -
Other liabilities                                                                                      154,810           172,368
Shareholder's equity                                                                                   (11,298)           (8,596)
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                                                         $   816,186           867,512
=================================================================================================================================

See accompanying notes to financial statements.

                             Pittston Minerals Group
                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                                   Three Months                    Nine Months
                                                                Ended September 30             Ended September 30
---------------------------------------------------------------------------------------------------------------------
                                                                 1995           1994            1995           1994
=====================================================================================================================

Net sales                                                  $   177,702        210,142         557,653        589,033
---------------------------------------------------------------------------------------------------------------------
Cost and expenses:
Cost of sales                                                  167,261        199,372         542,061        578,197
Selling, general and administrative expenses                     8,182          9,309          25,102         27,544
Restructuring and other charges                                      -              -               -         90,806
---------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                       175,443        208,681         567,163        696,547
---------------------------------------------------------------------------------------------------------------------

Other operating income                                           3,259          6,093          19,999         12,351
---------------------------------------------------------------------------------------------------------------------

Operating profit (loss)                                          5,518          7,554          10,489        (95,163)
Interest income                                                    178             38             372            138
Interest expense                                                (2,693)        (1,683)         (7,778)        (3,821)
Other income (expense), net                                       (219)          (220)           (649)          (657)
---------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                2,784          5,689           2,434        (99,503)
Provision (credit) for income taxes                             (1,678)          (507)         (7,132)       (38,370)
---------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                4,462          6,196           9,566        (61,133)
Preferred stock dividends, net                                    (521)          (541)         (1,697)        (2,804)
---------------------------------------------------------------------------------------------------------------------
Net income (loss) attributed to common shares              $     3,941          5,655           7,869        (63,937)
=====================================================================================================================

Net income (loss) per common share:
    Primary                                                $       .51            .74            1.01          (8.44)
    Fully diluted                                          $       .45            .61             .96          (8.44)
=====================================================================================================================

Cash dividends                                             $     .1625          .1625           .4875          .4875
=====================================================================================================================

Average common shares outstanding:
    Primary                                                      7,804          7,605           7,781          7,578
    Fully diluted                                                9,964         10,080          10,013          9,965
=====================================================================================================================

See accompanying notes to financial statements.

                             Pittston Minerals Group
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                                            Nine Months Ended
                                                                                                              September 30
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                         1995             1994
=================================================================================================================================
Cash flows from operating activities:
Net income (loss)                                                                                  $     9,566           (61,133)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
   Noncash charges and other write-offs                                                                      -            46,487
   Depreciation, depletion and amortization                                                             31,747            31,135
   Provision (credit) for deferred income taxes                                                         11,185           (19,495)
   Credit for pensions, noncurrent                                                                      (2,635)             (871)
   Provision for uncollectible accounts receivable                                                         100               132
   Equity in (earnings) loss of unconsolidated affiliates, net of dividends received                        15              (130)
   Other operating, net                                                                                 (3,054)           (2,993)
   Change in operating assets and liabilities net of effects of acquisitions and dispositions:
      Decrease (increase) in accounts receivable                                                        17,308           (14,869)
      Increase in inventories                                                                          (12,235)           (4,101)
      Decrease (increase) in prepaid expenses                                                            1,618            (1,459)
      Decrease in accounts payable and accrued liabilities                                              (7,813)           (1,243)
      Decrease in other assets                                                                           1,426             1,327
      (Decrease) increase in other liabilities                                                         (18,909)               59
      (Decrease) increase in workers' compensation and other claims, noncurrent                        (14,456)            7,255
      Other, net                                                                                           118              (203)
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                                        13,981           (20,102)
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                                                             (14,590)          (17,614)
Proceeds from disposal of property, plant and equipment                                                 16,112             4,185
Acquisitions, net of cash acquired, and related contingent payments                                     (1,078)         (157,231)
Other, net                                                                                                 220             7,981
---------------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                                      664          (162,679)
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                                                                            -            76,566
Reductions of debt                                                                                      (9,114)             (382)
Payments from - Services Group                                                                           6,190            42,196
Repurchase of stock of the Company                                                                      (7,171)           (3,767)
Proceeds from exercise of stock options                                                                  1,202             1,211
Proceeds from employee stock purchase plan                                                                 177                 -
Proceeds from sale of stock to Services Group                                                                -               253
Proceeds from the issuance of preferred stock, net of cash expenses                                          -            77,359
Cost of Services Stock Proposal                                                                              -                (2)
Dividends paid                                                                                          (7,348)           (6,722)
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                              (16,064)          186,712
---------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                               (1,419)            3,931
Cash and cash equivalents at beginning of period                                                         3,708             2,141
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                         $     2,289             6,072
=================================================================================================================================

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

(2) The amounts of depreciation, depletion and amortization of property, plant and equipment in the third quarter and nine month periods of 1995 and 1994 totaled $6,211 ($5,890 in 1994) and $18,858 ($18,202 in 1994),
     respectively.

(3) Cash payments made for interest and income taxes (net of refunds received) were as follows:

                                     Third Quarter              Nine Months
                                   1995        1994          1995         1994
      --------------------------------------------------------------------------
           Interest            $  2,486        1,828        7,658        3,344
      ==========================================================================
           Income taxes        $ (4,286)      (5,497)     (16,533)     (12,870)
      ==========================================================================


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

     During the nine months ended September 30, 1994, capital lease obligations of $746 were incurred for leases of property, plant and equipment. In addition, during the nine months ended September 30, 1994, the Minerals Group assumed capital lease obligations of $16,210 as part of the Addington Acquisition.

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

     Of the four underground mines, two have ceased coal production (one in the first half of 1995), while the remaining two mines are expected to cease coal production in 1995. In 1994 the Company reached agreement with Alabama Power Company to transfer the coal sales contract serviced by the Heartland mine to another location in West Virginia. The Heartland mine ceased coal production during 1994 and final reclamation and environmental work is in process. At the beginning of 1994, there were approximately 750 employees involved in operations at these facilities and other administrative support. Employment at these facilities has been reduced by 76% to approximately 180 employees at September 30, 1995.

(5) Certain prior period amounts have been reclassified to conform to current period financial statement presentation.

(6) All adjustments have been made which are, in the opinion of management, necessary to a fair presentation of results of operations for the periods reported herein. All such adjustments are of a normal recurring nature.

(7) In September 1995, the Company's Board of Directors approved, subject to a favorable vote of shareholders, a plan to separate Services Stock into two classes of common stock which would separately track the Company's security services and home security businesses, the Pittston Brink's Group, and its global freight transportation and logistics management services businesses, the Pittston Burlington Group. The plan will not alter the composition of the Minerals Group.

     Under the proposed plan, a new class of common stock called Pittston Burlington Group Common Stock ("Burlington Stock") will be distributed tax free to the Services Group shareholders in the ratio of one half of one share of Burlington Stock for each outstanding share of Services Stock. Services Group shareholders will retain their existing common stock, which will be redesignated Pittston Brink's Group Common Stock ("Brink's Stock"), on a share-for-share basis. The Company will continue as a single corporate entity with three classes of common stock: Brink's Stock, Burlington Stock, and Minerals Stock. The proposed plan is designed to have no adverse effect on the rights of the shareholders of Minerals Stock or Series C Convertible Preferred Stock.

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


                               SEGMENT INFORMATION
                                 (In thousands)


                                                                Three Months                    Nine Months
                                                             Ended September 30             Ended September 30
--------------------------------------------------------------------------------------------------------------------
                                                            1995            1994           1995           1994
====================================================================================================================
Net sales:
Coal                                                    $  173,985        205,831        545,255         577,627
Mineral Ventures                                             3,717          4,311         12,398          11,406
--------------------------------------------------------------------------------------------------------------------
Net sales                                               $  177,702        210,142        557,653         589,033
====================================================================================================================

Operating profit (loss):
Coal                                                    $    8,075          8,488         15,196         (90,956)
Mineral Ventures                                              (816)           786            675             854
--------------------------------------------------------------------------------------------------------------------
Segment operating profit (loss)                              7,259          9,274         15,871         (90,102)
General corporate expense                                   (1,741)        (1,720)        (5,382)         (5,061)
--------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                                 $    5,518          7,554         10,489         (95,163)
====================================================================================================================

RESULTS OF OPERATIONS

In the third quarter of 1995, the Minerals Group reported net income of $4.5 million compared with $6.2 million in the third quarter of 1994. Earnings per share amounted to $.51 per share in the most recent quarter ($.45 per share on a fully diluted basis) compared to $.74 per share in the third quarter of 1994 ($.61 on a fully diluted basis). Operating profit totaled $5.5 million in the 1995 third quarter compared with $7.6 million in the prior year third quarter. The decrease in net income and operating profit in the third quarter was due in part to lower profits on sales of non- strategic coal assets. The sale of highwall mining equipment in the third quarter of 1995 resulted in a gain of $1.5 million and the sale of a natural gas pipeline in the third quarter of 1994 resulted in a gain of $2.5 million.

In the first nine months of 1995, the Minerals Group reported net income of $9.6 million compared to a net loss of $61.1 million in the first nine months of 1994. Operating profit totaled $10.5 million in the first nine months of 1995 compared to an operating loss of $95.2 million in the first nine months of 1994. The increase in both operating profit and net income is primarily attributable to the Coal operations whose 1994 results included charges for asset write downs, accruals for costs related to facility shutdowns and operating losses incurred related to these facilities, which in the aggregate reduced operating profit and net income by $97.5 million and $63.4 million, respectively.

Coal
----
The following is a table of selected financial data for the Coal operations on a comparative basis:

                                                                    Three Months                    Nine Months
(In thousands)                                                   Ended September 30             Ended September 30
--------------------------------------------------------------------------------------------------------------------
                                                                 1995           1994            1995           1994
====================================================================================================================
Net sales                                                  $   173,985        205,831         545,255        577,627

Cost of sales                                                  164,032        196,753         532,977        570,412
Selling, general and administrative expenses                     5,394          6,623          17,096         19,586
Restructuring and other charges                                      -              -               -         90,806
---------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                       169,426        203,376         550,073        680,804
---------------------------------------------------------------------------------------------------------------------
Other operating income                                           3,516          6,033          20,014         12,221
---------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                                    $     8,075          8,488          15,196        (90,956)
=====================================================================================================================

Coal sales (tons):
   Metallurgical                                                 1,950          2,590           6,583          7,466
   Utility and industrial                                        3,943          4,862          12,471         13,249
---------------------------------------------------------------------------------------------------------------------
Total coal sales                                                 5,893          7,452          19,054         20,715
=====================================================================================================================

Production/purchased (tons)
   Deep                                                            984          1,124           3,025          3,746
   Surface                                                       3,143          4,045          10,272         11,049
   Contract                                                        459            605           1,500          1,731
---------------------------------------------------------------------------------------------------------------------
                                                                 4,586          5,774          14,797         16,526
Purchased                                                        1,289          1,527           4,791          4,313
---------------------------------------------------------------------------------------------------------------------
Total                                                            5,875          7,301          19,588         20,839
=====================================================================================================================


Operations - Coal operations had an operating profit totaling $8.1 million in the third quarter of 1995 compared to an operating profit of $8.5 million in the third quarter of 1994. Included in the current quarter results is a pretax gain of $1.5 million from the disposition of highwall mining equipment, whereas the 1994 third quarter included a $2.5 million pretax gain from the sale of a natural gas pipeline.

Sales volume of 5.9 million tons in the third quarter of 1995 was 21% or 1.6 million tons less than the 7.5 million tons sold in the 1994 third quarter, as marginal mines serving the weak spot steam coal markets were idled and some foreign metallurgical coal customers delayed shipments. Steam coal sales volume declined 19% or 1 million tons to 3.9 million tons and metallurgical coal sales volume declined by 25% or .6 million tons to 2.0 million tons compared to the third quarter of 1994. Steam coal sales represented 67% of total volume in the third quarter of 1995, compared to 65% in the prior year quarter.

As of September 30, 1995, metallurgical coal customers have taken shipments representing approximately 78% of the proportionate annualized contract tonnage for the contract year that began on April 1, 1995. Coal operations expect that this shortfall, which represents approximately .6 million tons, will be made up by these customers during the remainder of the contract year or shortly thereafter. The impact of the delayed shipments has increased inventory and deferred recognition of expected gross margins.

Production in the third quarter of 1995 totaled 4.6 million tons, a 21% decrease compared to the third quarter of 1994, principally reflecting the closure and idling of certain mines in order to improve the balance between production and demand. Surface production accounted for approximately 70% of total production in the third quarter of 1995. Productivity of 39 tons per man day represented a 6% increase over the comparable period in 1994.

Coal margin (realization less current production costs of coal sold) of $19.2 million or $3.25 per ton for the third quarter of 1995, increased $1.5 million or $ .89 per ton from the prior year third quarter. This was caused by a 6% or $1.77 per ton increase in average realization to $29.36 per ton partially offset by a 3% or $.88 per ton increase in the average current production costs of coal sold of $26.11 per ton. Operating results improved significantly from the first and second quarters of 1995. Substantial progress has been made in reconfiguring the Coal operations production and distribution activities resulting in improved efficiencies and lower mining costs. In addition, the disposition throughout the year of non-strategic assets has further lowered overall operating costs. Management is continuing its drive to eliminate marginal operations and improve margins.

Coal operations had an operating profit of $15.2 million in the first nine months of 1995 compared to an operating loss of $91.0 million in the prior year period. The operating loss in the first nine months of 1994 included $90.8 million of charges for asset writedowns and accruals for costs related to facility shutdowns (discussed further below) and $7.7 million of operating losses incurred during the first nine months related to closed facilities.

Sales volume of 19.1 million tons in the first nine months of 1995 was 1.6 million tons less than the 20.7 million tons sold in the prior year period. Steam coal sales decreased by .8 million tons to 12.5 million tons and metallurgical coal sales declined by .9 million tons to 6.6 million tons compared to the prior year. Steam coal sales represented 65% of total volume in the first nine months of 1995.

Production in the first nine months of 1995 totaled 14.8 million tons, a 10% decrease compared to the first nine months of 1994, principally reflecting the scheduled reduction in underground mine production during 1994 and early 1995 and the idling of surface steam coal mines. Surface production accounted for 71% and 68% of total production in the first nine months of 1995 and 1994, respectively. Productivity of 37 tons per man day represented a 7% increase over the comparable period in 1994.

Coal operations reached contract agreements with its metallurgical customers for the coal year that began April 1, 1995 with most calling for price increases of approximately $4.00 to $5.50 per metric ton, depending upon coal quality. These price increases, which represent an average increase of approximately 9% over the prior contract year, were in effect during the 1995 third quarter and had the effect of realigning pricing to levels in effect prior to last year's unusually large decline. Sales volume is expected to decline modestly from the level in the prior contract year.

Coal operations' efforts to lower costs have improved margins and enhanced the ability to respond to improvement in pricing for its low sulphur steam coal. Some modest improvement in spot steam coal pricing from historically low levels occurred during the third quarter due to the hot summer and increased European demand for steam coal. Coal operations are prepared to resume production at certain idled facilities should pricing improve further. The majority of Coal operations' steam coal sales continue to be sold under long-term contracts.

Restructuring and Other charges - As a result of the continuing long-term decline of the metallurgical coal markets, in the first quarter of 1994 management determined that four underground mines were no longer economically viable and should be closed, resulting in significant economic impairment to three related preparation plants. In addition, it was determined that one surface steam coal mine, the Heartland mine, which provided coal to Alabama Power under a long-term sales agreement, would be closed due to rising costs caused by unfavorable geological conditions. As a result of these decisions, the Coal operations incurred pretax charges of $90.8 million ($58.1 million after tax) in the first quarter of 1994 which included a reduction in the carrying value of these assets and related accruals for mine closure costs.

Of the four underground mines, two have ceased coal production (one in 1995), while the remaining two mines are expected to cease coal production during the remainder of 1995. In 1994, Coal operations reached agreement with Alabama Power Company to transfer the coal sales contract which had been serviced by the Heartland mine to another location in West Virginia. The Heartland mine ceased coal production during 1994, and final reclamation and environmental work is in process. At the beginning of 1994 there were approximately 750 employees involved in operations at these facilities and other administrative support. Employment at these facilities has been reduced by 76% to approximately 180 employees at September 30, 1995.

After coal production ceases at the mines contemplated in the accrual, the Company will continue to pay reclamation and environmental costs for several years to bring these properties into compliance with federal and state environmental laws. In addition, employee termination and medical payments will continue to be made for several years after the facilities have been closed. A significant portion of these employee liabilities is for statutorily provided workers' compensation costs for inactive employees. Such benefits include indemnity and medical payments as required under state workers' compensation laws. The long payment periods are based on continued and, in some cases, lifetime indemnity and medical payments to injured former employees and their surviving spouses. Management believes that the charges incurred in 1994 should be sufficient to provide for these future payments and does not anticipate material additional future charges to operating earnings for these facilities, although continual cash funding will be required over the next several years.

The following table analyzes the changes in liabilities during 1994 and 1995 for facility closure costs recorded as restructuring and other charges:

                                                                                            Employee
                                                                              Mine      Termination,
                                                             Leased            and           Medical
                                                          Machinery          Plant               and
                                                                and        Closure         Severance
                                                          Equipment          Costs             Costs      Total
     --------------------------------------------------------------------------------------------------------------
     Balance as of December 31, 1993 (a)                   $   3,092        28,434             34,217     65,743
     Additions                                                 3,836        19,290             21,193     44,319
     Payments (b)                                              3,141         9,468             12,038     24,647
     --------------------------------------------------------------------------------------------------------------
     Balance as of December 31, 1994                           3,787        38,256             43,372     85,415
     Payments (c)                                              1,474         7,501              6,096     15,071
     --------------------------------------------------------------------------------------------------------------
     Balance as of September 30, 1995                      $   2,313        30,755             37,276     70,344
     ==============================================================================================================

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

(c) Payments made in the first nine months of 1995 included $8,642 related to pre-1994 liabilities and $6,429 for liabilities recorded in the first quarter of 1994.

During the next twelve months, expected cash funding of these charges is approximately $15 to $20 million. Management estimates that the remaining liability for leased machinery and equipment will be fully paid over the next two years. The remaining liability for mine and plant closure costs is expected to be satisfied over the next seven years, of which approximately 70% is expected to be paid over the next three years. The remaining liability for employee- related costs, which is primarily workers' compensation, is estimated to be 75% settled over the next four years with the balance paid during the following five to ten years.

Mineral Ventures
----------------
The following is a table of selected financial data for the Mineral Ventures operations on a comparative basis:

(Dollars in thousands,                                              Three Months                    Nine Months
except per ounce data)                                           Ended September 30             Ended September 30
---------------------------------------------------------------------------------------------------------------------
                                                                 1995           1994            1995           1994
=====================================================================================================================
Net sales                                                    $   3,717          4,311          12,398         11,406

Cost of sales                                                    3,229          2,619           9,084          7,785
Selling, general and administrative costs                        1,047            966           2,624          2,897
---------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                         4,276          3,585          11,708         10,682

Other operating income (expense)                                  (257)            60             (15)           130
---------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                                      $    (816)           786             675            854
=====================================================================================================================

Stawell Gold Mine:
PMV's 50% direct share ounces sold                               8,737         10,800          30,229         28,600
Average realized gold price per ounce (US$)                  $     400            400             398            397


Operating profit of Mineral Ventures operations decreased $1.6 million in the 1995 third quarter to an operating loss of $.8 million, from an operating profit of $.8 million in the third quarter of 1994. Operating profits were negatively impacted by an adverse geological condition at the Stawell gold mine in western Victoria, Australia, in which Mineral Ventures has a 67% direct and indirect interest, resulting in temporarily lower produced ore grades and higher production costs. Although this situation had a significantly negative impact on third quarter results, the Stawell mine is expected to achieve normal production during the fourth quarter. The Stawell mine produced 17,836 ounces of gold in the third quarter of 1995 at a average cost of $393 per ounce, compared to 21,734 ounces in the third quarter of 1994 at an average cost of $263 per ounce.

In the first nine months of 1995, operating profit of Mineral Ventures decreased $.2 million to $.7 million from $.9 million in the first nine months of 1994.
The decrease in operating profit was primarily the result of decreased production at the Stawell Gold Mine as discussed above. The Stawell gold mine produced 60,412 ounces in the first nine months of 1995 compared with 57,468 ounces in the comparable period of 1994. Mineral Ventures is continuing exploration projects in Nevada and Australia with its joint venture partner.

A reserve study at the Stawell mine conducted as of June 30, 1995, indicated proven and probable recoverable gold reserves of 461,800 ounces, an increase of 132,800 ounces over the prior year level after the production of 84,800 ounces during the intervening period.

Other Operating Income
----------------------
Other operating income decreased $2.8 million to $3.3 million in the 1995 third quarter from $6.1 million in the third quarter of 1994. Other operating income totaled $20 million in the first nine months of 1995, a $7.6 million increase over the $12.4 million recorded in the first nine months of 1994. Other operating income primarily includes royalty income and gains and losses from sales of coal assets. The increase is principally the result of $10.3 million of gains from the sales of coal assets in the first nine months of 1995 compared to $3.4 million in the comparable 1994 period.

Corporate Expenses
------------------
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Minerals Group based on utilization and other methods and criteria which management believes to be a reasonable and equitable estimate of the costs attributable to the Minerals Group. These allocations were $1.7 million in the third quarter of 1995 and 1994, respectively, and $5.4 million and $5.1 million in the first nine months of 1995 and 1994, respectively.

Interest Expense
----------------
Interest expense increased $1 million to $2.7 million in the third quarter of 1995 from $1.7 million in the prior year quarter. Third quarter interest expense includes $.8 million in 1995 and $.4 million in 1994 on borrowings from the Services Group. Interest expense totaled $7.8 million in the first nine months of 1995 and $3.8 million in the first nine months of 1994. Interest expense in the first nine months of 1995 and 1994 included interest on borrowings from the Services Group totaling $2.3 million and $.5 million, respectively. The increase in the 1995 quarter and nine month periods is due to higher average interest rates on higher average debt balances.

Income Taxes
------------
Net income in the third quarter and nine month periods ended September 30, 1995 includes a tax credit which differs from the amount calculated based on the statutory federal income tax rate of 35% as a result of the tax benefits of percentage depletion.


FINANCIAL CONDITION

A portion of the Company's corporate assets and liabilities has been attributed to the Minerals Group based upon utilization of the shared services from which assets and liabilities are generated, which management believes to be equitable and a reasonable estimate.

Cash Provided by Operations
---------------------------
Cash provided by operating activities during the first nine months of 1995 totaled $14 million compared to a cash requirement of $20.1 million in the first nine months of 1994. Cash used by operating activities in the first nine months of 1994 was negatively impacted by the integration of operating activities of Addington which required cash to finance working capital. Net income, noncash charges and changes in operating assets and liabilities in the first nine months of 1994 were significantly affected by after-tax restructuring and other charges of $58.1 million which had minimal effect on cash generated by operations. Of the $90.8 million in 1994 first quarter pretax charges, $46.5 million was for noncash write downs of assets and the remainder represents liabilities, which are expected to be paid over the next several years.

Capital Expenditures
--------------------
Cash capital expenditures for the first nine months of 1995 totaled $14.6 million, excluding equipment expenditures that have been or are expected to be financed through operating leases. For the remainder of 1995, capital expenditures, excluding operating leases are projected to be approximately $6 million. Capital expenditures in 1996 are estimated to approximate the 1995 levels. These expenditures will be primarily for maintenance and replacement, when necessary, of current business operations.

Other Investing Activities
--------------------------
All other investing activities in the first nine months of 1995 provided net cash of $15.3 million primarily from cash proceeds received in 1995 from the sale of coal assets. In January 1994, the Company paid approximately $157 million in cash for the acquisition of substantially all the coal mining operations and coal sales contracts of Addington. The purchase price of the acquisition was subsequently financed through the issuance of $80.5 million of a new series of preferred stock, convertible into Minerals Stock, and additional debt under revolving credit agreements.

Financing
---------
The Minerals Group intends to fund its capital expenditure requirements during the remainder of 1995 primarily with anticipated cash flows from operating activities and through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements, other borrowing arrangements or borrowings from the Services Group. The Company has a $350 million revolving credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100 million term loan, which matures in May 2000. The Facility also permits additional borrowings, repayments, and reborrowings of up to an aggregate of $250 million until May 2000. As of September 30, 1995, borrowings of $100 million were outstanding under the term loan portion of the Facility with $7 million of additional borrowings outstanding under the remainder of the facility. Of the total amount outstanding under the Facility, $83.6 million was attributed to the Minerals Group. The Company, on behalf of the Minerals Group, maintains agreements with financial institutions whereby it has the right to sell certain coal receivables with recourse to those institutions. As at September 30, 1995, coal receivables of approximately $9.8 million of receivables sold under these agreements remain outstanding.

Debt
----
Outstanding debt totaled $86.7 million at September 30, 1995, down $9 million from the $95.7 million reported at year-end. Net cash provided by operating activities, proceeds from disposal of property, plant and equipment and additional borrowings from the Services Group were sufficient to fund capital expenditures and share activity, resulting in reduced borrowings under the Company's revolving credit agreements.

Related Party Transactions
--------------------------
At September 30, 1995, the Minerals Group owed the Services Group $54.4 million, an increase of $6.2 million from the $48.2 million owed at December 31, 1994.

At September 30, 1995, the Services Group owed the Minerals Group $40.2 million for tax benefits, of which $21.0 million is expected to be paid within one year.

Capitalization
--------------
In January 1994, the Company issued $80.5 million (161,000 shares) of a new series of preferred stock, convertible into Minerals Stock, to finance a portion of the Addington Acquisition. Such stock has been attributed to the Minerals Group.

In 1994, the Board authorized the repurchase from time to time of up to $15.0 million of the new series of cumulative convertible preferred stock. As of September 30, 1995, 24,720 shares at a total cost of $9.6 million were repurchased of which 16,370 shares at cost of $6.3 million were repurchased in the first nine months of 1995. In November 1995, the Board authorized an increase in the remaining authority to $15 million.

At September 30, 1995, the Company was authorized to repurchase up to 1,250,000 shares of Services Stock and 250,000 shares of Minerals Stock, not to exceed $43 million. As of September 30, 1995, 117,300 shares ($1.7 million) of Minerals Stock have been acquired pursuant to the authorization, of which 78,800 ($.9 million) were repurchased in the first nine months of 1995. In November 1995, the Board increased the remaining purchase authority for Minerals Stock to 1,000,000 shares, not to exceed $45 million for all common shares of the Company.

On September 15, 1995, the Company announced that the Board approved, subject to a favorable vote of shareholders, a plan to separate Services Stock into two classes of common stock which would separately track the Company's security services and home security business (the "Pittston Brink's Group"), and its global freight transportation and logistics management services businesses (the "Pittston Burlington Group"). The plan would not alter the composition of the Minerals Group.

Under the proposed plan, a new class of common stock called Pittston Burlington Group Common Stock ("Burlington Stock") will be distributed tax free to the Services Group shareholders in the ratio of one half of one share of Burlington stock for each outstanding share of Services Stock. Services Group shareholders will retain their existing common stock, which will be redesignated Pittston Brink's Group Common Stock ("Brink's Stock"), on a share-for-share basis. The Company will continue as a single corporate entity with three classes of common stock. The proposed plan is designed to have no adverse effect on the rights of the shareholders of Minerals Stock or the cumulative convertible preferred stock.

Dividends
---------
The Board intends to declare and pay dividends on Services Stock and Minerals Stock based on earnings, financial condition, cash flow and business requirements of the Services Group and the Minerals Group, respectively. Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its public debt and bank credit agreements, financial developments of one Group could affect the Company's ability to pay dividends in respect of stock relating to the other Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount, which is adjusted by net income or losses and other equity transactions, as defined in the Company's Articles of Incorporation. At September 30, 1995, the Available Minerals Dividend Amount was at least $22.3 million.

As a result of the Company's issuance in January 1994 of 161,000 shares of a new series of preferred stock, convertible in to Minerals Stock, the Company pays annual cumulative dividends of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefore, when, as and if declared by the Board which commenced March 1, 1994. Such stock also bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon.

During the 1995 and 1994 nine month periods, the Board declared and paid cash dividends of 48.75 cents per share of Minerals Stock. Dividends paid on the cumulative convertible preferred stock in the first nine months of 1995 were $3.3 million. Preferred dividends included on the Minerals Group's Statement of Operations for the nine months ended September 30,1995, are net of $1.6 million, which was the excess of the carrying amount of the preferred stock over the cash paid to holders of the preferred stock.

Pending Accounting Change
-------------------------
The Company is required to implement a new accounting standard for long-lived assets - Statement of Financial Accounting Standards ("SFAS") No. 121 - in 1996. SFAS No. 121 requires companies to utilize a two step approach to determining whether impairment of long-lived assets has occurred and if so, the amount of such impairment. The Company has not yet determined the effect of adopting SFAS No. 121.

                           PART II - OTHER INFORMATION



Item 5.        Other Information
-------        -----------------
The Company commenced insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgement that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. In August 1995 the District Court ruled on various Motions for Summary Judgement. In its decision, the Court found favorably for the Company on several matters relating to the comprehensive general liability policies but concluded that the pollution liability policies did not contain pollution coverage for the types of claims associated with the Tankport site. The Company has moved for reconsideration regarding certain of the Court's findings. Management and its outside legal counsel continue to believe, however, that recovery of a substantial portion of the cleanup costs will ultimately be probable of realization. Accordingly, management is revising its earlier belief that there is no net liability for the Tankport obligation, and it is the Company's belief that, based on estimates of potential liability and probable realization of insurance recoveries, the Company would be liable for approximately $1.4 million based on the Court's decision and related developments of New Jersey law. See the description of such litigation contained in Items 1 and 2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, under "Matters Relating to Former Operations", which description as updated hereby is incorporated herein by reference.

The coal operations ("Coal operations") of the Company's Pittston Minerals Group are involved in previously reported litigation with state and federal agencies that regulate the environmental aspects of underground and surface mining. The litigation arises from those agencies' attempts to hold Coal operations liable for the unabated violations, civil penalties and AML fees of other companies ("contractors") that have contracted in the past to mine coal on behalf of Coal operations. In 1991 Coal operations filed an action in United Stated District Court for the Western District of Virginia against the Secretary of Interior and the Commonwealth of Virginia to enjoin the agencies from blocking Coal operations' permits without first providing due process. Coal operations obtained an injunction requiring the Federal Office of Surface Mining Reclamation and Enforcement ("OSM") to give Coal operations notice and a hearing before imposing any permit block. Later, however, the District Court ruled that it lacked jurisdiction to hear the case and dismissed it. See the description of such litigation contained in Items 1 and 2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, under "Pittston Minerals Group - Description of Businesses - Coal Operations - Environmental Matters", which description as updated hereby is incorporated herein by reference.

In October 1995 the Fourth Circuit Court of Appeals affirmed the District Court's dismissal of the case. In response, Coal operations has asked the Court for a rehearing. In the event the Court declines to rehear the case, Coal operations has requested that the Court leave the injunction in effect pending review in the Supreme Court or pending transfer to the District of Columbia where jurisdiction is said to exist.

Coal  operations  has agreed to a settlement of contractor  labilities  with the
Commonwealth of Virginia, where almost all of the contractors in question operated. In this settlement, which will be effective upon approval by the Governor of Virginia, Coal operations agreed to reimburse the state approximately $200,000 in reclamation costs and to complete reclamation at several contractor sites. Under the agreement, Pittston will have no further liability to the Commonwealth for these contractors. Coal operations expects that this agreement will be approved by the Governor before the end of the year.

Coal operations is also in the process of completing a settlement with OSM, which retains oversight authority in Virginia and other coal-producing states. This comprehensive agreement, which has been under discussion for several years, would require Coal operations to pay approximately $400,000 in AML fees to OSM and obligate Coal operations to complete reclamation at various contractor sites. Coal operations is hopeful that a definitive agreement can be reached by the end of 1995. Until a final settlement is concluded, Coal operations will continue its legal efforts to avoid a permit block.

Item 6.        Exhibits and Reports on Form 8-K
-------        --------------------------------
(a)  Exhibits:

     Exhibit
     Number

       11             Statement re Computation of Per Share Earnings.

       27             Financial Data Schedule.


(b) A report on Form 8-K was filed on September 15, 1995, with respect to the Registrant's announcement that its Board of Directors had approved, subject to a favorable vote of shareholders, the establishment of a plan under which Pittston Services Group Common Stock will be divided into two classes of common stock designed to separately track Pittston's services businesses.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     THE PITTSTON COMPANY



November 14, 1995                             By         G. R. Rogliano
                                                --------------------------------
                                                        (G. R. Rogliano)
                                                         Vice President -
                                                     Controllership and Taxes
                                                   (Duly Authorized Officer and
                                                     Chief Accounting Officer)