Form 10-K405
period 1995-12-31
PITTSTON CO
filed 1996-04-01
CIK 78890

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
 (Mark One)
    [X]
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
             For the fiscal year ended December 31, 1995

                                       OR


    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             For the transition period from ______________ to _____________ Commission file number 1-9148

                              THE PITTSTON COMPANY
             (Exact name of registrant as specified in its charter)

                    Virginia                                                    54-1317776
         (State or other jurisdiction of                                    (I. R. S. Employer
         incorporation or organization)                                     Identification No.)

                P.O. Box 120070,
            100 First Stamford Place,
              Stamford, Connecticut                                              06912-0070
    (Address of principal executive offices)                                     (Zip Code)

  Registrant's telephone number, including area code                           (203) 978-5200
  Securities registered pursuant to Section 12(b) of the Act:

                                                                           Name of each exchange on
                Title of each class                                             which registered
                -------------------                                        ------------------------
  Pittston Brink's Group Common Stock, Par Value $1                         New York Stock Exchange
  Pittston Burlington Group Common Stock, Par Value $1                      New York Stock Exchange
  Pittston Minerals Group Common Stock, Par Value $1                        New York Stock Exchange
  4% Subordinated Debentures Due July 1, 1997                               New York Stock Exchange
  Rights to Purchase Series A Participating Cumulative Preferred Stock      New York Stock Exchange
  Rights to Purchase Series B Participating Cumulative Preferred Stock      New York Stock Exchange
  Securities registered pursuant to Section 12(g) of the Act:                        None


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]      No [ ]


      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


      As of March 1, 1996, there were issued and outstanding 41,573,743 shares of Pittston Brink's Group common stock, 20,786,872 shares of Pittston Burlington Group common stock and 8,405,908 shares of Pittston Minerals Group common stock. The aggregate market value of such stocks held by nonaffiliates, as of that date, was $923,075,741, $342,959,562 and $121,194,593, respectively.

      Documents incorporated by reference: Portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A(Part III).

PART I


ITEMS 1 AND 2. BUSINESS AND PROPERTIES
- --------------------------------------------------------------------------------

As used herein, the "Company" includes The Pittston Company ("Pittston") and its direct and indirect subsidiaries, except as otherwise indicated by the context. The Company's reportable industry segments for 1995 are Brink's, BHS, Burlington Air Express, Coal and Mineral Ventures. See Note 16 to the Company's Consolidated Financial Statements. The information set forth with respect to "Business" and "Properties" is as of December 31, 1995 except where an earlier or later date is expressly stated. Nothing herein should be considered as implying that such information is correct as of any date other than December 31, 1995, except as so stated or indicated by the context.

Activities relating to the Burlington segment are carried on by Burlington Air Express Inc. and its subsidiaries and certain affiliates and associated companies in foreign countries (together, "Burlington"). Activities relating to the Brink's segment (which includes armored car, air courier and related services) are carried on by Brink's, Incorporated and its subsidiaries and certain affiliates and associated companies in foreign countries (together, "Brink's"). Activities relating to the BHS segment are carried on by Brink's Home Security, Inc. ("BHS"). Activities relating to the Coal segment are carried on by certain subsidiaries (together, "Coal operations") of the Company engaged in the mining, preparation and marketing of bituminous coal, the purchase of coal for resale and the sale and leasing of coal lands to others. Activities relating to Mineral Ventures are carried on by Pittston Mineral Ventures Company and its subsidiaries ("Mineral Ventures").

The Company has a total of approximately 26,000 employees.


PITTSTON BRINK'S GROUP

Pittston Brink's Group (the "Brink's Group") consists of the armored car, air courier and related services of Brink's, and the home security business of BHS.

BRINK'S

GENERAL
The major activities of Brink's are contract-carrier armored car, automated teller machine ("ATM"), air courier, coin wrapping, and currency and deposit processing services. Brink's serves customers through 144 branches in the United States and 39 branches in Canada. Service is also provided through subsidiaries, affiliates and associated companies in 45 countries outside the United States and Canada. These international operations contributed approximately 32% of Brink's total reported 1995 operating profit. Brink's ownership interest in these companies varies from approximately 5% to 100%; in some instances local laws limit the extent of Brink's interest.

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

In addition to its armored car pickup and delivery services, Brink's provides payroll services, change services, coin wrapping services, currency and deposit processing services, automated teller machine services, safes and safe control services, check cashing and pickup and delivery of valuable air cargo shipments. In certain geographic areas Brink's transports canceled checks between banks or between a clearing house and its member banks. Brink's is developing a product called CompuSafe'tm' designed to streamline the handling and management of cash receipts for the convenience store and gas station market. Pilot tests are under way in several test markets in the United States.

Brink's operates a worldwide specialized diamond and jewelry transportation business and has offices in the major diamond and jewelry centers of the world, including Antwerp, Tel Aviv, Hong Kong, New York, Bombay and Tokyo.

Brink's has a wholly owned subsidiary that develops highly flexible deposit processing and vault management software systems for the financial services industry and Brink's own locations. Brink's offers a total processing package and the ability to tie together a full range of cash vault, ATM, transportation, storage, processing, inventory management and reporting services. Brink's believes that its processing and information capabilities differentiate its currency and deposit processing services from its competitors and enable Brink's to take advantage of the trend by banks, retail business establishments and others to outsource vaulting and cash room operations.

Brink's activities outside of North America are organized into three regions:
Europe, Latin America and Asia/Pacific. In Europe wholly owned subsidiaries of Brink's operate in Switzerland and the United Kingdom and in the diamond and jewelry business in Belgium, Italy, Russia and the United Kingdom. Brink's has a 70% interest in a subsidiary in Israel, a 65% general partnership interest in Brink's-Nedlloyd VOF in the Netherlands and a majority interest in a subsidiary in Greece. Brink's also has ownership interests ranging from 24.5% to 50% in affiliates operating in Belgium, France, Germany, Ireland, Italy, Jordan and Luxembourg. In Latin America a wholly owned subsidiary operates in Brazil. Brink's owns a 60% interest in subsidiaries in Chile and Bolivia, a 50.5% interest in a subsidiary in Colombia and a 20% interest in a Mexican company, Servicio Pan Americano de Proteccion, S.A., which operates one of the world's largest security transportation services with over 1,700 armored vehicles. Brink's also has ownership interests ranging from 5% to 49% in affiliates operating in Panama, Peru and Venezuela. In the Asia/Pacific region wholly owned subsidiaries of Brink's operate in Australia and China, and majority owned subsidiaries operate in Hong Kong, Japan and Singapore. Brink's also has minority interests in affiliates in India, Pakistan and Thailand and a 50% ownership interest in an affiliate in Taiwan.

COMPETITION
Brink's is the oldest and largest armored car service company in the United States and most of the countries in which it operates. The foreign subsidiaries, affiliates and associates of Brink's compete with numerous armored car and courier service companies in many areas of operation. In the United States, Brink's presently competes with two companies which operate numerous branches nationally and with many regional and smaller local companies. Brink's believes that its service, high quality insurance coverage and company reputation (including the name "Brink's") are important competitive advantages. However, the cost of service is in many instances the controlling factor in obtaining and retaining customers. While Brink's cost structure is generally competitive, certain competitors of Brink's have lower costs primarily as a result of lower wage and benefit levels.

See also "Government Regulation" below.

SERVICE MARK, PATENTS AND COPYRIGHTS

Brink's is a registered service mark of Brink's, Incorporated in the United States and in certain foreign countries. The Brink's mark and name are of material significance to Brink's business. Brink's owns patents with respect to certain coin sorting and counting machines and armored truck design. Brink's holds copyrights on certain software systems developed by Brink's. In addition, Brink's has filed for patents relating to a new product called CompuSafe'tm' which has been designed to streamline the handling and management of cash receipts.

INSURANCE

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

GOVERNMENT REGULATION

As an interstate carrier, Brink's was subject to regulation in the United States by the Interstate Commerce Commission ("ICC") through the end of 1995, when the commission was terminated by an act of Congress. In 1996, the operations of Brink's are subject to regulation by the United States Department of Transportation with respect to safety of operation and equipment and financial responsibility. Intrastate, in the United States, and intraprovince and interprovince operations in Canada are subject to regulation by state and by Canadian Dominion and provincial regulatory authorities, respectively.

EMPLOYEE RELATIONS

Brink's has approximately 8,300 employees in North America (including approximately 3,000 classified as part-time employees), of whom approximately 60% are members of armored car crews. Brink's has approximately 7,200 employees outside North America. In the United States, two locations (12 employees) are covered by collective bargaining agreements. At December 31, 1995, Brink's was a party to two United States and nine Canadian collective bargaining agreements with various local unions covering approximately 1,400 employees, most of whom are employees in Canada and members of unions affiliated with the International Brotherhood of Teamsters. Negotiations are continuing for three agreements that expired in 1995, and the remainder will expire after 1996.

Brink's experienced a five day strike in Ontario in 1995 which was settled on favorable terms. Brink's believes that its employee relations are generally satisfactory.

PROPERTIES
Brink's owns 24 branch offices and holds under lease an additional 181 branch offices, located in 38 states, the District of Columbia, the Commonwealth of Puerto Rico and nine Canadian provinces. Such branches generally include office space and garage or vehicle terminals, and serve not only the city in which they are located but also nearby cities. Brink's corporate headquarters in Darien, Connecticut, is held under a lease expiring in 2000, with an option to renew for an additional five-year period. The leased branches include 106 facilities held under long-term leases, while the remaining 75 branches are held under short-term leases or month-to-month tenancies.

Brink's owns or leases, in the United States and Canada, approximately 1,800 armored vehicles, 300 panel trucks and 230 other vehicles which are primarily service cars. In addition, approximately 3,100 Brink's-owned safes are located on customers' premises. The armored vehicles are of bullet-resistant construction and are specially designed and equipped to afford security for crew and cargo. Brink's subsidiaries and affiliated and associated companies located outside the United States and Canada operate approximately 4,600 armored vehicles.

BRINK'S HOME SECURITY ("BHS")

GENERAL
BHS is engaged in the business of installing, servicing and monitoring electronic security systems primarily in owner-occupied, single-family residences. At December 31, 1995, BHS was monitoring approximately 379,000 systems, including 82,000 new subscribers since December 31, 1994, and was servicing 52 metropolitan areas in 29 states, the District of Columbia and Canada. Five of these areas was added during 1995.

BHS markets its alarm systems primarily through media advertising, inbound telemarketing and a direct sales force. BHS also markets its systems directly to home builders and has entered into several contracts which extend through 1996.

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

BHS's alarm service contracts contain provisions limiting BHS's liability to its customers. Courts have, from time to time, upheld such provisions, but there can be no assurance that the limitations contained in BHS's agreements will be enforced according to their terms in any or all cases. The nature of the service provided by BHS potentially exposes it to greater risks of liability than may be borne by other service businesses. However, BHS has not experienced any major liability losses. BHS carries insurance of various types, including general liability and errors and omissions insurance, to protect it from product deficiencies and negligent acts of its employees. Certain of BHS's insurance policies and the laws of some states limit or prohibit insurance coverage for punitive or certain other kinds of damages arising from employees' misconduct.

REGULATION
BHS and its personnel are subject to various Federal, state and local consumer protection, licensing and other laws and regulations. BHS's business relies upon the use of telephone lines to communicate signals, and telephone companies are currently regulated by both the Federal and state governments. BHS's wholly owned Canadian subsidiary, Brink's Home Security Canada Limited, is subject to the laws of Canada, British Columbia and Vancouver. The alarm service industry has experienced a high incidence of false alarms in some communities, including communities in which BHS operates. This has caused some local governments to impose assessments, fines and penalties on subscribers of alarm companies (including BHS) based upon the number of false alarms reported. There is a possibility that at some point some police departments may refuse to respond to calls from alarm companies which would necessitate that private response forces be used to respond to alarm signals. Since these false alarms are generally not attributable to equipment failures, BHS does not anticipate any significant capital expenditures will be required as a result thereof. Regulation of installation and monitoring of fire detection devices has also increased in several markets.

COMPETITION
BHS competes in many of its markets with numerous small local companies, regional companies and several large national firms. BHS believes that it is one of the leading firms engaged in the business of installing, servicing and monitoring electronic security systems in the single-family home marketplace. BHS offers a lower initial price than many of its competitors, although, in recent years competition has greatly intensified in all of BHS markets. Several significant competitors offer installation prices which match or are less than BHS prices; however, many of the small local competitors in BHS markets continue to charge significantly more for installation. In February 1996, a Federal telecommunications reform bill was enacted which contained provisions specific to the alarm industry. The key provisions include a five year waiting period prior to entry for the six regional Bell operating companies ("RBOCs") not already providing alarm service, a prohibition against further purchases of alarm companies and their accounts by the one RBOC, Ameritech, which has already become a significant competitor in the industry, a prohibition against cross-subsidiarization by an RBOC of any alarm subsidiaries, a prohibition against any RBOC's accessing lists of alarm company customers and an expedited complaint process. Consequently, RBOC's could become significant competitors in the home security business, BHS believes that the quality of its service compares favorably with that provided by current competitors and that the Brink's name and reputation will continue to provide an important competitive advantage subsequent to the completion of the five year waiting period.

EMPLOYEES
BHS has approximately 1,700 employees, none of whom is covered by a collective bargaining agreement. BHS believes that its employee relations are satisfactory.

PROPERTIES
BHS operates from 41 leased offices and warehouse facilities across the United States. All premises protected by BHS alarm systems are monitored from its central monitoring station in suburban Dallas which is held by BHS under a lease expiring in 1997. The adjacent National Support Center, where administrative, technical, and marketing services are performed to support branch operations, is also held under a lease expiring in 1997. The lease for the backup monitoring center in Arlington, Texas, expires in 1998. BHS retains ownership of nearly all the approximately 379,000 systems currently being monitored.

When a current customer cancels the monitoring service and does not move, it is BHS's policy to temporarily disable the system and not incur the cost of retrieving it (at which point any remaining book value of the equipment is written off). Retaining ownership prevents another alarm company from providing services using BHS security equipment. On the other hand, when a current customer cancels the monitoring service because of a move, the retention of ownership of the equipment facilitates the marketing of the monitoring service to the new homeowner. BHS leases all the vehicles used for installation and servicing of its security systems.


PITTSTON BURLINGTON GROUP

Pittston Burlington Group (the "Burlington Group") consists of the air freight and logistics management services business of Burlington.

BURLINGTON

GENERAL
Burlington is primarily engaged in North American overnight and second day freight, and international time definite air and sea transportation, freight forwarding and logistics management services and international customs brokerage. In conducting its forwarding business, Burlington generally picks up or receives freight shipments from its customers, consolidates the freight of various customers into shipments for common destinations, arranges for the transportation of the consolidated freight to such destinations (using either commercial carriers or, in the case of most of its domestic and Canadian shipments, its own aircraft fleet and hub sorting facility) and, at the destinations, distributes the consolidated shipments and effects delivery to consignees. In international shipments, Burlington also frequently acts as customs broker facilitating the clearance of goods through customs at international points of entry. Burlington provides transportation customers with logistics services and operates warehouse and distribution facilities in several countries.

Burlington specializes in highly customized global freight forwarding and logistics services. It has concentrated on providing service to customers with significant logistics needs, such as manufacturers of computer and electronics equipment. Burlington offers its customers a variety of service and pricing alternatives for their shipments, such as overnight delivery, second-day delivery or deferred service in North America . A variety of ancillary services, such as shipment tracking, inventory control and management reports are also provided. Internationally, Burlington offers a similar variety of services including ocean forwarding, door-to-door delivery and standard and expedited air freight services.

Burlington provides air freight service to all North American business communities as well as most foreign countries through its network of company-operated stations and agent locations in 117 countries. Burlington markets its services primarily through its direct sales force and also employs other marketing methods, including print media advertising and direct mail campaigns. The pickup and delivery of freight are accomplished principally by independent contractors.

Burlington's computer system, ARGUS+, is a satellite-based, worldwide communications system which, among other things, provides continuous worldwide tracking and tracing of shipments and various data for management information reports, enabling customers to improve efficiency and control costs. Burlington also utilizes an image processing system to centralize domestic airbill and related document storage in Burlington's computer for automated retrieval by any Burlington office. Burlington is in the process of developing a positive tracking system that will utilize bar code technology and hand-held scanners.

Burlington's air freight business has tended to be seasonal, with a significantly higher volume of shipments generally experienced during March, June and the period August through November than during the other periods of the year. The lowest volume of shipments has generally occurred in January and February.

AIRCRAFT OPERATIONS

Burlington utilizes a fleet of 30 leased or contracted and two owned aircraft providing regularly scheduled service throughout the United States and certain destinations in Canada from its freight sorting hub in Toledo, Ohio. Burlington's fleet is also used for charters and to serve other international markets from time to time. The fleet and hub are primarily dedicated to providing reliable next-day service for domestic and Canadian air cargo customers. At December 31, 1995, Burlington utilized 17 DC8's (including 11 DC8-71 aircraft) under leases for terms expiring between 1996 and 1999. Two B727 aircraft are owned. Thirteen additional cargo aircraft were under contract at December 31, 1995, for terms of less than two years. Based on the current state of the aircraft leasing market, Burlington believes that it should be able to renew these leases or enter into new leases on terms reasonably comparable to those currently in effect. Pittston has guaranteed Burlington's obligations under certain of these leases covering four aircraft. The actual operation and routine maintenance of the aircraft leased by Burlington is contracted out, normally for two- to three-year terms, to federally certificated operators which supply the pilots and other flight services.

The nightly lift capacity in operation at December 31, 1995, was approximately
2.4 million pounds, calculated on an average freight density of 7.5 pounds per cubic foot. Burlington's nightly lift capacity varies depending upon the number and type of planes operated by Burlington at any particular time. Including trucking capacity available to Burlington, the aggregate cargo capacity through the hub at December 31, 1995, was approximately 3.3 million pounds.

Under its aircraft leases, Burlington is generally responsible for all the costs of operating and maintaining the aircraft, including any special maintenance or modifications which may be required by Federal Aviation Administration ("FAA") regulations or orders. See "Government Regulation" below. In 1995, Burlington spent approximately $22 million on routine heavy maintenance of its aircraft fleet. Burlington has made provision in its financial statements for the expected costs associated with aircraft operations and maintenance which it believes to be adequate; however, unanticipated maintenance costs or required aircraft modifications could adversely affect Burlington's profitability.

The average airframe age of the fleet leased by Burlington under leases with terms longer than two years is 28 years, although factors other than age, such as cycles (i.e., numbers of takeoffs and landings) can have a significant impact on an aircraft's serviceability. Generally, cargo aircraft tend to have fewer cycles than passenger aircraft over comparable time periods because they have fewer flights per day and longer flight segments.

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

Fuel prices are subject to the world, as well as local, market conditions. It is not possible to predict the impact of future conditions on fuel prices and fuel availability. Competition in the airfreight industry is such that no assurance can be given that any future increases in fuel costs (including taxes relating thereto) will be recoverable in whole or in part from customers.

Burlington has a lease expiring in October 2013 with the Toledo-Lucas County Port Authority covering its freight sorting hub and related facilities (the "Hub") at Toledo Express Airport in Ohio. The Hub consists of various facilities, including a technologically advanced material handling system which is capable of sorting approximately one million pounds of freight per hour.

CUSTOMERS
Burlington's domestic and foreign customer base includes thousands of industrial and commercial shippers, both large and small. Burlington's customer base includes major companies in the automotive, computer, electronics, fashion, pharmaceutical and other industries where rapid delivery of high-value products is required. In 1995, no single customer accounted for more than 3% of Burlington's total worldwide revenues. Burlington does not have long-term, noncancellable contracts with any of its customers.

COMPETITION
The air and sea freight forwarding and logistics industries have been and are expected to remain highly competitive. The principal competitive factors in both domestic and international markets are price, the ability to provide consistently fast and reliable delivery of shipments and the ability to provide ancillary services such as warehousing, distribution, shipment tracking and sophisticated information systems and reports. There is aggressive price competition in the domestic air freight market, particularly for the business of high volume shippers. Burlington competes with other integrated air freight companies that operate their own aircraft, as well as with air freight forwarders, express delivery services, passenger airlines and other transportation companies. Domestically, Burlington also competes with package delivery services provided by ground transportation companies, including trucking firms and surface freight forwarders, which offer specialized overnight services within limited geographical areas. As a freight forwarder to, from and within international markets, Burlington also competes with government-owned or subsidized passenger airlines and ocean shipping companies. In logistics services, Burlington competes with many third party logistics providers.

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

Federal statutes authorize the FAA, with the assistance of the Environmental Protection Agency ("EPA"), to establish aircraft noise standards. Under the National Emissions Standards Act of 1967, as amended by the Clean Air Act Amendments of 1970, and the Airport Noise and Capacity Act of 1990 (the Noise Act"), the administrator of the EPA is authorized to issue regulations setting forth standards for aircraft emissions. Although the

Federal government
generally regulates aircraft noise, local airport operators may, under certain circumstances, regulate airport operations based on aircraft noise considerations. If airport operators were to restrict arrivals or departures during certain nighttime hours to reduce or eliminate air traffic noise for surrounding home areas at airports where Burlington's activities are centered, Burlington would be required to serve those airports with Stage III equipment.

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

Twelve of the 17 aircraft in Burlington's fleet held under leases now comply with the Stage III limits. Through 1999, Burlington anticipates either modifying or hush-kitting two DC8-63 aircraft which currently do not comply with Stage III limits, leasing additional aircraft that do not meet Stage III limits and hush-kitting such planes as required, or acquiring aircraft that meet Stage III noise standards. Burlington projects that the cost of modifying or hush-kitting the remaining aircraft with remaining lease terms of more than two years in its fleet would range from $5 million to $10 million in the aggregate. In the event that additional expenditures would be required or costs were to be incurred at a rate faster than expected, Burlington could be adversely affected. Ten of the DC8 cargo aircraft leased by Burlington have been reengined with CFM 56-2C1 engines which comply with Stage III noise standards.

Ground transportation and logistics services provided by Burlington are generally exempt from regulation by the Interstate Commerce Commission. Burlington, however, is subject to various other requirements and regulations in connection with the operation of its motor vehicles, including certain safety regulations promulgated by DOT and state agencies.

INTERNATIONAL OPERATIONS
Burlington's international operations accounted for approximately 62% of its revenues in 1995. Included in international operations are export shipments from the United States.

Burlington is continuing to develop import/export and logistics business between shippers and consignees in countries other than the United States. Burlington currently serves most foreign countries, 117 of which are served by Burlington's network of company-operated stations and agent locations. Burlington has agents and sales representatives in many overseas locations, although such agents and representatives are not subject to long-term, noncancellable contracts.

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

EMPLOYEE RELATIONS
Burlington and its subsidiaries have approximately 6,500 employees worldwide, of whom about 1,500 are classified as part-time. Approximately 175 of these employees (principally customer service, clerical and/or dock workers) in Burlington's stations at John F. Kennedy Airport, New York; Newark, New Jersey; Secaucus, New Jersey; Minneapolis, Minnesota; and Toronto, Canada are represented by labor unions, which in most cases are affiliated with the International Brotherhood of Teamsters. The collective bargaining agreement for Toronto, Canada expires in 1996. Burlington did not experience any significant strike or work stoppage in 1995 and considers its employee relations satisfactory.

Substantially all of Burlington's cartage operations are conducted by independent contractors, and the flight crews for its aircraft are employees of the independent airline companies which operate such aircraft.

PROPERTIES
Burlington operates 257 (114 domestic and 143 international) stations with Burlington personnel, and has agency agreements at an additional 235 (57 domestic and 178 international) stations. These stations are located near primary shipping areas, generally at or near airports. Burlington-operated stations, which generally include office space and warehousing facilities, are located in 47 states and Puerto Rico. Burlington-operated facilities are located in 26 countries. Most stations serve not only the city in which they are located, but also nearby cities and towns. Nearly all Burlington-operated stations are held under lease. The hub in Toledo, Ohio, is held under a lease expiring in 2013, with rights of renewal for three five-year periods. Other facilities, including the corporate headquarters in Irvine, California, are held under leases having terms of one to ten years.

Burlington owns or leases, in the United States and Canada, a fleet of approximately 230 automobiles as well as 166 vans and trucks utilized in station work or for hauling freight between airport facilities and Burlington's stations.


PITTSTON MINERALS GROUP

Pittston Minerals Group (the "Minerals Group") is primarily engaged in the mining, preparation and marketing of coal, the purchase of coal for resale and the sale or leasing of coal lands to others through its Coal operations. The Minerals Group also explores for and acquires mineral assets other than coal through its Pittston Mineral Ventures Company operations. Revenues from such activities currently represent approximately 2% of Minerals Group revenues.

COAL OPERATIONS

GENERAL
Coal operations produces coal from approximately 24 company-operated surface and deep mines located in Virginia, West Virginia and eastern Kentucky for consumption in the steam and metallurgical markets. Steam coal is sold primarily to utilities and industrial customers located in the eastern United States. Metallurgical coal is sold to steel and coke producers primarily located in Japan, Korea, the United States, Europe, the Mediterranean basin and Brazil.

Coal operations' strategy is to develop its business as a low-cost producer of steam coal and to maintain its presence in the metallurgical coal markets. Coal operations has substantial reserves of low sulphur coal much of which can be produced from surface mines. Steam coal is sold primarily to domestic utility customers through long-term contracts which have the effect of moderating the impact of short-term market conditions. Most of the steam coal consumed in the United States is used to generate electricity. Coal fuels approximately 500 of the nation's 3,000 electric power plants, with larger facilities consuming more than 10,000 tons of coal daily. In 1994 coal accounted for approximately 55% of the electricity generated by the electric utility industry essentially equal to the level in 1984. Given the absence of any new nuclear power plants under construction and the impact of certain environmental legislation mandating lower sulphur emissions by power plants, Coal operations believes that its production of low sulphur steam coals should be well matched to market dynamics. In addition, the ongoing reduction in governmental subsidies for coal production in Europe may provide opportunities for Coal operations to utilize its export infrastructure to penetrate this market as well. In 1995, Coal operations made its first export steam shipments into Europe since the early 1980's.

By contrast, the market for metallurgical coal, for most of the past fifteen years, has been characterized by weak demand from primary steel producers and intense competition from foreign coal producers, especially those in Australia and Canada who had benefited over this period from a declining currency value versus the U.S. dollar, since coal sales contracts are denominated in U.S. dollars. Metallurgical coal sales contracts typically are subject to annual price renegotiation, which increases the exposure to market forces. Nonetheless, it appears that beginning in late 1994 reductions in the supply of metallurgical coal and improved operating rates for primary steel producers in Japan and Europe have improved the current supply-demand balance for metallurgical coal, and have created some current shortages of certain high-quality mid-volatile metallurgical coals. Coal operations achieved a more than $4 per ton increase on pricing with its principal metallurgical export coal customers for the contract year beginning April 1, 1995. These price increases have the effect of realigning pricing to levels in effect prior to the unusually large decline in 1994. Coal operations, given its significant reserves of metallurgical coal, long term customer relations and export infrastructure, expects to maintain its presence in the metallurgical coal business. For the contract year beginning April 1, 1996, pricing is expected to remain at or modestly lower than 1995 levels.

Since 1986, Coal operations has pursued its strategy through a combination of:
(i) selected acquisitions of steam coal assets and related sales contracts; (ii) development of lower-cost surface mines; and (iii) divestiture and closures of uneconomical coal mining operations. For example, since 1993, Coal operations has opened three large surface mines in the vicinity of its Rum Creek preparation and loading complex in West Virginia and has upgraded that facility to load 10,000 ton unit-trains in four hours. The three mines and loading facility have the capability of producing, blending and loading over five million tons of steam coal annually. In March of 1992, Coal operations acquired from Addington Resources, Inc. ("Addington"), for $42.7 million in cash, two long-term contracts to supply steam coal to a utility. In addition, it acquired four highwall mining systems for $18.2 million, of which two were eventually financed under a sale-leaseback arrangement. Subsequently, in January of 1994, Coal operations acquired substantially all of the remaining coal mining operations and coal sales contracts of Addington, adding approximately 8.3 million tons of annual low sulphur steam coal production in 1994 and 6.4 million tons in 1995. The acquisition also provides additional reserves of surface minable low sulphur coal. The sales contracts acquired, some of which continue in excess of five years, provide a broader base of domestic utility customers.

In 1992, Coal operations sold Sewell Coal Company, which had conducted deep mine metallurgical coal operations, and sold certain other coal reserves and coal lands; in February 1993 Coal operations sold a coal preparation plant and related interests in land, equipment and facilities in Stone, Kentucky, as well as certain coal lands and mining rights for $24 million in cash and other property. In early 1995, Coal operations closed its McClure River longwall mine and preparation facility which had produced metallurgical coal for the export market. The significant investment required to maintain this mine could not be justified given its costs and the uncertain nature of the metallurgical coal market. In March 1995, Coal operations sold to Zither Mining certain Upper Freeport and Redstone reserves for $4.8 million in cash and a note. Also, in June 1995, substantially all of the Kentland-Elkhorn Coal Corporation coal reserves were surrendered back to the lessor, Kentucky Berwind, in return for $5.4 million in cash and a note. The Dundas operation in Ohio, as well as the related coal supply contract with Cincinnati Gas & Electric, were sold in November 1995 to Waterloo Coal Company for a note and a royalty receivable valued at $6.9 million. The Dundas operation and the CG&E contract had been acquired as part of the Addington transaction.

As a result of such strategic activities, Coal operations' steam coal sales as a percentage of total coal sales have risen from approximately 35% in 1985 to 65% for 1995. Coal operations' total coal production from surface mines as a percentage of Coal operations' total coal production has grown from approximately 2% in 1985 to 70% in 1995.

PRODUCTION
The following table indicates the approximate tonnage of coal purchased and produced by the Coal operations for the years ended 1995, 1994 and 1993:

                            Years Ended December 31
(In thousands of tons)          1995    1994   1993
- ---------------------------------------------------
PRODUCED:
Deep                           3,982   4,857  7,061
Surface                       12,934  15,107  7,492
Contract                       1,941   2,364  2,521
- ---------------------------------------------------
                              18,857  22,328 17,074
Purchased                      6,047   5,826  4,533
- ---------------------------------------------------
Total                         24,904  28,154 21,607
===================================================


Of the coal production in 1995, approximately 23% was produced for sale as metallurgical coal and 77% was produced for sale as steam coal.

In April 1993, Coal operations commenced production at its $15 million Tower Mountain surface mine in Logan County, West Virginia, employing many former underground miners who were retrained to operate large scale surface equipment. Operating under a mining plan known as mountaintop removal, the Tower Mountain mine utilizes large hydraulic shovels and 150 ton trucks to remove rock and overburden and uncover coal at a low cost. In 1995, this operation produced 2.1 million tons of coal.

Building on the success of Tower Mountain, Coal operations in 1994 opened two additional surface mines, Boardtree and Bandmill, in the same general area of West Virginia, also employing retrained underground miners. Taken together these three mines are expected to produce over five million tons annually of low sulphur steam coal. The coal produced from these mines is being shipped from the Rum Creek loading facility, which has been upgraded at the cost of $6.1 million to load 10,000 ton unit trains in four hours, thereby reducing the delivered cost to the customer. In 1995 due to weak market conditions, production from Bandmill Mine was reduced, but is expected to resume full production capacity in 1996.

In connection with the 1994 acquisition of substantially all the coal mining operations and coal sales contracts of Addington, Coal operations acquired surface and deep mines, river docks, preparation plants and rail loading facilities. As part of the acquisition, Coal operations entered into a coal purchase agreement for 4.9 million tons over a four year period. In August 1995, the four highwall mining systems acquired as a part of the March 1992 Addington transaction were disposed. During 1994, productivity and costs of the four operating surface mines acquired from Addington did not meet expectations and adverse geological conditions were encountered at one of the mines. In July 1995, one of these operations was temporarily idled. During the fourth quarter of 1995 the Dundas operation was sold, and production at the idled facility was resumed.

In June 1994, Coal operations prematurely terminated operations at its Heartland surface mine in Lincoln County, West Virginia, due to rising costs caused by adverse geological conditions that could not be overcome.

Productivity continues to benefit from the operating flexibilities contained in the labor agreements with the United Mine Workers of America (the "UMWA"). Since the signing of the 1990 Agreement, no significant labor disruptions have occurred at operations whose employees are represented by the UMWA. On June 21, 1994, a successor collective bargaining agreement between Coal operations' union companies and the UMWA was ratified by such companies' union employees, replacing the principal labor agreement which expired on June 30, 1994.

SALES
The following table indicates the approximate tonnage of coal sold by Coal operations in the years ended December 31, 1995, 1994 and 1993 in the domestic (North American) and export markets and by categories of customers:

(In thousands,                    Years Ended December 31
except per ton amounts)             1995    1994   1993
- ---------------------------------------------------------
DOMESTIC:
 Steel and coke producers             736    769   1,854
 Utility, industrial and other     15,846 18,198  10,277
- --------------------------------------------------------
                                   16,582  18,967 12,131
EXPORT:
 Utility, industrial and other        102      --     --
 Steel and coke producers           7,712   9,115  9,821
- --------------------------------------------------------
Total sold                         24,396  28,082 21,952
========================================================
Average selling price per ton      $28.81   27.70  29.65
========================================================

For the year ended December 31, 1995, Coal operations sold approximately 24.4 million tons of coal, of which approximately 17.4 million tons were sold under contracts having a term of more than one year ("long-term contract"). In 1994, Coal operations sold approximately 28.1 million tons of coal, of which approximately 18.8 million tons were sold under contracts having a term of more than one year. At December 31, 1995, approximately 69.5 million tons were committed for sale under long-term contracts expiring at various times through July 2007. Contracts relating to the greater part of this tonnage are subject to periodic price renegotiation, which can result in termination by the purchaser or the seller prior to contract expiration in case the parties should fail to agree upon price.

During 1995, the ten largest domestic customers purchased 11.9 million tons of coal (49% of total coal sales and 71% of domestic coal sales, by tonnage). The three largest domestic customers purchased 6.8 million tons of coal for the year ended December

31, 1995 (28% of total coal sales and 41% of domestic coal sales, by tonnage). American Electric Power Company purchased 4.1 million tons of coal, accounting for 17% of total coal sales and 25% of domestic coal sales, by tonnage. In 1994, the ten largest domestic customers purchased 13.0 million tons of coal (46% of total coal sales and 69% of domestic coal sales, by tonnage). The three largest domestic customers purchased 7.0 million tons of coal in 1994 (25% of total coal sales and 37% of domestic coal sales, by tonnage). In 1994, American Electric Power Company purchased 3.6 million tons of coal, accounting for 13% of total coal sales and 19% of domestic coal sales, by tonnage.

Of the 7.8 million tons of coal sold in the export market in 1995, the ten largest customers accounted for 5.0 million tons (20% of total coal sales and 64% of export coal sales, by tonnage) and the three largest customers purchased
2.2 million tons (9% of total coal sales and 29% of export coal sales, by tonnage). Of the 9.1 million tons of coal sold in the export market in 1994, the ten largest customers accounted for 5.3 million tons (19% of total coal sales and 59% of export coal sales, by tonnage) and the three largest customers purchased 2.5 million tons (9% of total coal sales and 27% of export coal sales, by tonnage). Export coal sales are made principally under annual contracts or long-term contracts that are subject to annual price renegotiation. Under these export contracts, the price for coal is expressed and paid in United States dollars.

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

Contracts for the sale of metallurgical coal in the domestic and export markets are generally subject to price renegotiation on an annual basis. Approximately
2.7 million tons, or 35%, of Coal operations' export coal sales of metallurgical coal in 1995 were made to Far East customers under similar long-term contracts which continue in effect through various dates, the latest of which is March 31, 1996, in each case subject to annual negotiation of price and other terms. Negotiations with Far East customers were concluded in March 1995 and substantial price increases over fiscal 1994 were secured. Coal operations' steam coal business for 1995 was impacted by the very mild winter which severely depressed the U.S. utility business causing decreased prices and demand. Due to this softening, Coal operations had to close or cut back certain operations because of lack of sales opportunities in spot steam markets.

COMPETITION
The bituminous coal industry is highly competitive. Coal operations competes with many other large coal producers and with hundreds of small producers in the United States and abroad.

In the export market many foreign competitors, particularly Australian, South African and Canadian coal producers, benefit from certain competitive advantages existing in the countries in which they operate, such as less difficult mining conditions, less severe government regulation and lower labor and health benefit costs, as well as currencies which have generally depreciated against the United States dollar. While the metallurgical coal produced by Coal operations is generally of higher quality, and is often used by foreign steel producers to blend with coals from other sources to improve the quality of coke and coke oven efficiency, in recent years steel producers have developed facilities and techniques which, to some extent, enable them to accept lower quality metallurgical coal in their coke ovens. Moreover, new technologies for steel production which utilize pulverized coal injection, direct reduction iron and the electric arc furnace has reduced the demand for metallurgical coal of all types.

Coal operations competes domestically on the basis of the high quality of its coal, which is not only valuable in the making of steel but, because of low sulphur and high heat content, is also an attractive source of fuel to the electric utility and other coal burning industries.

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

ENVIRONMENTAL MATTERS
The Surface Mining Control and Reclamation Act of 1977 and the regulations promulgated thereunder ("SMCRA") by the Federal Office of Surface Mining Reclamation and Enforcement ("OSM"), and the enforcement thereof by the U.S. Department of the Interior, establish mining and reclamation standards for all aspects of surface mining as well as many aspects of deep mining. SMCRA also imposes a tax of $0.35 on each ton of surface-mined coal and $0.15 on each ton of deep-mined coal. OSM and its state counterparts monitor compliance with SMCRA and its regulations by the routine issuance of notices of violation which direct the mine operator to correct the cited conditions within a stated period of time. Coal operations' policy is to correct the conditions that are the subject of these notices or to contest those believed to be without merit in appropriate proceedings.

Coal operations is involved in previously reported litigation with the state and federal agencies that regulate the environmental aspects of underground and surface mining. The litigation arises from the agencies' attempt to hold Coal operations liable for the unabated violations, civil penalties, and AML fees of other companies ("contractors") that have contracted in the past to mine Coal operations' coal. In so doing, the agencies are retroactively applying ownership or control regulations first promulgated in 1988, to past transactions and ended relationships. The regulations are designed to "block" or deny mining permits to any company that is "linked" by "ownership or control" to another company that has outstanding violations, penalties or fees. The company that is so linked cannot obtain new permits until the outstanding liabilities of the violator are satisfied.

In 1991, Coal operations filed an action in the Western District of Virginia against the Secretary of Interior and the Commonwealth of Virginia to enjoin the agencies from blocking Coal operations' permits without first providing due process. The district court ruled that the United States Constitution requires the government to give Coal operations notice and an opportunity to contest the charges before blocking permits or taking other action to hold Coal operations liable for the alleged contractor violations. However, the court later ruled against Coal operations on a jurisdictional issue, holding that the case was a challenge to the ownership and control regulations themselves which had to be filed in the District of Columbia.

Coal operations appealed the district court's decision on jurisdiction to the Fourth Circuit Court of Appeals. At the request of Coal operations, the district court left its injunction in force during the appeal to the Fourth Circuit, and the Fourth Circuit denied the government's motion to dissolve the injunction pending appeal. Following briefing and oral argument in October of 1992, the Fourth Circuit stayed its ultimate decision in the case pending a final disposition in a District of Columbia case in which industry groups have challenged the validity of the ownership or control rules. In August 1995 the District Court in the District of Columbia upheld the facial validity of the rules.

On October 6, 1995, the Fourth Circuit affirmed the dismissal of the Company's case on jurisdictional grounds. At the request of the Company, however, the court left the injunction in effect pending the Company's filing of a petition for a writ of certiorari in the United States Supreme Court. This petition was filed in January 1996, and it will be several months thereafter before the Supreme Court decides whether to hear the case. If the Supreme Court refuses to hear the case or affirms, the Company will ask the Fourth Circuit to transfer the case to the District of Columbia.

Coal operations has agreed to a settlement of contractor liabilities with the Commonwealth of Virginia, where almost all of the contractors in question operated. In this settlement, which has been approved by the Governor of Virginia, Coal operations agreed to reimburse the state approximately $.2 million in reclamation costs and to complete reclamation at several contractor sites. Under the agreement, Pittston will have no further liability to the Commonwealth for these contractors.

Coal operations is also in the process of completing a settlement with OSM, which retains oversight authority in Virginia and other coal-producing states. This comprehensive agreement, which has been under discussion for several years, would require Coal operations to pay approximately $.4 million in AML fees to OSM and obligate Coal operations to complete reclamation at various contractor sites. Coal operations is hopeful that a definitive agreement can be reached by the first half of 1996. Until a final settlement is concluded, Coal operations will continue its legal efforts to avoid a permit block.

Coal operations is subject to various federal environmental laws, including the Clean Water Act, the Clean Air Act and the Safe Drinking Water Act, as well as state laws of similar scope in Virginia, West Virginia, Kentucky and Ohio. These laws require approval of many aspects of coal mining operations, and both federal and state inspectors regularly visit Coal operations' mines and other facilities to assure compliance.

While it is not possible to quantify the costs of compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. In that connection, it is estimated that Coal operations made capital expenditures for environmental control facilities in the amount of approximately $1.5 million in 1995 and estimates expenditures of $1.6 million in 1996. Compliance with these laws has substantially increased the cost of coal mining, but is, in general, a cost common to all domestic coal producers. Pittston believes that the competitive position of Coal operations has not been and should not be adversely affected except in the export market where Coal operations competes with various foreign producers not subject to regulations prevalent in the U.S.

Federal, state and local authorities strictly monitor the sulphur dioxide and particulate emissions from electric power plants served by Coal operations. In 1990, Congress enacted the Clean Air Act Amendments of 1990, which, among other things, permit utilities to use low sulphur coals in lieu of constructing expensive sulphur dioxide removal systems. Pittston believes that such Act should have a favorable impact on the marketability of Coal operations' extensive reserves of low sulphur coals. However, Pittston cannot predict at this time the timing or extent of such favorable impact.

MINE HEALTH AND SAFETY LAWS
The coal operating companies included within Coal operations are generally liable under federal laws requiring payment of benefits to coal miners with pneumoconiosis ("black lung"). The Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977 (the "1977 Act"), as amended by the Black Lung Benefits and Revenue Amendments Act of 1981 (the "1981 Act"), expanded the benefits for black lung disease and levied a tax on coal production of $1.10 per ton for deep-mined coal and $0.55 per ton for surface-mined coal, but not to exceed 4.4% of the sales price. In addition, the 1981 Act provides that certain claims for which coal operators had previously been responsible will be obligations of the government trust funded by the tax. The 1981 Act also tightens standards set by the 1977 Act for establishing and maintaining eligibility for benefits. The Revenue Act of 1987 extended the termination date of the tax from January 1, 1996 to the earlier of January 1, 2014 or the date on which the government trust becomes solvent. Pittston cannot predict whether any future legislation effecting changes in the tax will be enacted.

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

LABOR AGREEMENTS; EMPLOYEE RELATIONS
In January 1990, after a 46-week strike, various coal subsidiaries of Pittston (collectively, the "Coal Subsidiaries") entered into the 1990 Agreement with the UMWA. The 1990 Agreement provided for increases in wages and benefits, expanded job security for the Coal Subsidiaries' employees, new health care cost containment measures and operational flexibility for the Coal Subsidiaries, including the right to operate 24 hours per day, seven days per week. The 1990 Agreement expired on June 30, 1994.

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

In January 1993, the Coal Subsidiaries entered into a Memorandum of Understanding which modified the 1990 Agreement to cover the terms and conditions of employment at Coal operations' Tower Mountain and other surface mines located in Logan and Boone Counties, West Virginia. Such Memorandum expires on January 31, 1997.

At December 31, 1995, approximately 770 of the 2,185 employees of Coal operations were members of the UMWA. The remainder of such employees are either unrepresented hourly employees or supervisory personnel. Since the signing of the 1990 Agreement, no significant labor disruptions involving UMWA-represented employees have occurred. Pittston believes that its employee relations are satisfactory.

HEALTH BENEFIT ACT
In October 1992, the Coal Industry Retiree Health Benefit Act of 1992 (the "Health Benefit Act") was enacted as part of the Energy Policy Act of 1992. The Health Benefit Act established rules for the payment of future health care benefits for thousands of retired union mine workers and their dependents. Part of the burden for these payments was shifted by the Health Benefit Act from certain coal producers, which had a contractual obligation to fund such payments, to producers such as Pittston which have collective bargaining agreements with the UMWA that do not require such payments and to numerous other companies which are no longer in the coal business. The Health Benefit Act established a trust fund to which "signatory operators" and "related persons", including Pittston and certain of its coal subsidiaries (collectively, the "Pittston Companies"), are obligated to pay annual premiums for assigned beneficiaries, together with a pro rata share for certain beneficiaries who never worked for such employers, including, in Pittston's case, the Pittston Companies ("unassigned beneficiaries"), in amounts determined by the Secretary of Health and Human Services on the basis set forth in the Health Benefit Act. In October 1993 the Pittston Companies received notices from the Social Security Administration (the "SSA") with regard to their assigned beneficiaries for which they are responsible under the Health Benefit Act. For 1994 and 1995, these amounts were approximately $11.0 million and $10.8 million, respectively. Pittston believes that the annual cash funding under the Health Benefit Act for the Pittston Companies' assigned beneficiaries will continue at approximately $10 million per year range for the next several years and should begin to decline thereafter as the number of such assigned beneficiaries decreases.

Based on the number of beneficiaries actually assigned by the SSA, Pittston estimates the aggregate pretax liability relating to the Pittston Companies' assigned beneficiaries at December 31, 1995 at approximately $220 million, which when discounted at 7.50% provides a present value estimate of approximately $95 million.

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

EVERGREEN CASE

In 1988, the trustees of certain pension and benefit trust funds (the "Trust Funds") established under collective bargaining agreements with the UMWA brought an action (the "Evergreen Case") against the Company and a number of its coal subsidiaries in the United States District Court for the District of Columbia, claiming that the defendants are obligated to contribute to such Trust Funds in accordance with the provisions of the 1988 and subsequent National Bituminous Coal Wage Agreements, to which neither the Company nor any of its subsidiaries is a signatory. In January 1992, the Court issued an order granting summary judgment in favor of the trustees on the issue of liability, which was thereafter affirmed by the Court of Appeals. In June 1993, the United States Supreme Court denied a petition for a writ of certiorari. The case was remanded to the District Court where damage and other issues were to be decided. In September 1993, the Company filed a motion seeking relief from the District Court's grant of summary judgment based on, among other things, the Company's allegation that plaintiffs improperly withheld evidence that directly refutes plaintiffs' representations to the District Court and the Court of Appeals in this case. In December 1993, that motion was denied. The Company, following the District Court's ruling in December 1993, recognized in 1993 in its consolidated financial statements and its financial statements for the Minerals Group the potential liability that might have resulted from an adverse judgment in the Evergreen Case. On May 23, 1994, the trustees filed a Motion for Entry of Final Judgment seeking approximately $71.1 million in delinquent contributions, interest and liquidated damages through May 31, 1994, plus approximately $17 thousand additional interest and liquidated damages for each day between May 31, 1994 and the date of entry of final judgment, plus ongoing contributions to the 1974 Pension Plan. The Company opposed this motion. No decision on this motion of final judgment was entered.

In furtherance of its ongoing effort to identify other available legal options for seeking relief from what it believes to be an erroneous finding of liability in the Evergreen Case, the Company has filed suit against the Bituminous Coal Operators Association ("BCOA") and others to hold them responsible for any damages sustained by the Company as a result of the Evergreen Case. In December 1994, the District Court ordered that the Evergreen Case, as well as related cases filed against other coal companies, and the BCOA case be submitted to mediation before a Federal judge in an effort to obtain a settlement.

In late March 1996 a settlement was reached in these cases, including the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows: approximately $25.8 million upon dismissal of the Evergreen Case and the remainder of $24.0 million in installments of $7.0 million in 1996 and $8.5 million in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Company. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan. The BCOA case and a separate case against the UMWA have also been dismissed.

As a result of the settlement of these cases, the Company expects to record a pretax gain of approximately $35 million in the first quarter of 1996 in its consolidated financial statements and in its financial statements for the Minerals Group.

PROPERTIES
The principal properties of Coal operations are coal reserves, coal mines and coal preparation plants, all of which are located in Virginia, West Virginia and eastern Kentucky. Such reserves are either owned or leased. Leases of land or coal mining rights generally are either for a long-term period or until exhaustion of the reserves, and require the payment of a royalty based generally on the sales price and/or tonnage of coal mined from a particular property. Many leases or rights provide for payment of minimum royalties.

Pittston estimates that Coal operations' proved and probable surface mining, deep mining and total coal reserves as of December 31, 1995 were 136 million, 214 million and 350 million tons, respectively. Such estimates represent economically recoverable and minable tonnage and include allowances for extraction and processing.

Of the 350 million tons of proved and probable coal reserves as of year-end 1995, approximately 76% has a sulphur content of less than 1% (which is generally regarded in the industry as low sulphur coal) and approximately 24% has a sulphur content greater than 1%. Approximately 41% of total proven and probable reserves consist of metallurgical grade coal.

As of December 31, 1995, Coal operations controlled approximately 871 million tons of additional coal deposits in the eastern United States, which cannot be expected to be economically recovered without market improvement and/or the application of new technologies. Coal operations also owns substantial quantities of low sulphur coal deposits in Sheridan County, Wyoming.

Most of the oil and gas rights associated with Coal operations' properties are managed by an indirect wholly owned subsidiary of Pittston which, in general, receives royalty and other income from oil and gas development and operation by third parties. Coal operations also receives incidental income from the sale of timber cutting rights on certain properties as well as from the operation of a sawmill.

Coal operations owns a 32.5% interest in Dominion Terminal Associates ("DTA"), which leases and operates a ground storage-to-vessel coal transloading facility in Newport News, Virginia. DTA has a throughput capacity of 22.0 million tons of coal per year and ground storage capacity of 2.0 million tons. A portion of Coal operations' share of the throughput and ground storage capacity of the DTA facility is subject to user rights of third parties which pay Coal operations a fee. The DTA facility serves export customers, as well as domestic coal users located on the eastern seaboard of the United States. For information relating to the financing arrangements for DTA, see Note 13 to Minerals Group Financial Statements included in Part II hereof.

MINERAL VENTURES

Mineral Ventures' business is directed at locating and acquiring mineral assets, advanced stage projects and operating mines. Mineral Ventures is currently evaluating gold projects in the United States and Australia. An exploration office has been opened in Reno, Nevada, to coordinate Mineral Ventures' expanded exploration program in the Western United States. In 1995 Mineral Ventures expended approximately $2.7 million on all of such programs.

The Stawell gold mine, located in the Australian state of Victoria, in which Mineral Ventures has a net equity interest of 67%, produced 81,200 ounces of gold in 1995. Mineral Ventures estimates that on December 31, 1995, the Stawell gold mine had approximately 408,000 ounces of proved and probable recoverable gold reserves. In-mine exploration at Stawell continues to generate positive results.

Mineral Ventures has a 17% indirect interest in the recently discovered Silver Swan base metals property in Western Australia. Reserves are currently estimated at 440,000 metric tonnes of ore graded at 14% nickel, with minor cobalt, copper and arsenic values, and are anticipated to increase as a result of current exploration efforts. Feasibility studies at Silver Swan are well advanced and mining is currently expected to commence in mid-1997.

MATTERS RELATING TO FORMER OPERATIONS

In April 1990, the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ("Tankport") in Jersey City, New Jersey, which operations were sold in 1983. Under the settlement agreement the Company is obligated to pay for 80% of the remediation costs.

Based on data available to the Company and its environmental consultants, the Company estimates its portion of the cleanup costs, on an undiscounted basis, using existing technologies to be between $6.7 million and $16.4 million over a period of up to five years. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which the clean-up will be conducted. The clean-up estimates have been modified from prior years' in light of cost inflation. The estimate of costs and the timing of payments could change as a result of changes to the remediation plan required, changes in the technology available to treat the site, unforseen circumstances existing at the site and additional cost inflation.

The Company commenced insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. In August 1995, the District Court ruled on various Motions for Summary Judgment. In its decision, the Court found favorably for the Company on several matters relating to the comprehensive general liability policies but concluded that the pollution liability policies did not contain pollution coverage for the types of claims associated with the Tankport site. The Company has filed a notice of its intent to appeal the District Court's decision to the Third Circuit. Management and its outside legal counsel continue to believe, however, that recovery of a substantial portion of the cleanup costs will ultimately be probable of realization. Accordingly, management is revising its earlier belief that there is no net liability for the Tankport obligation, and it is the Company's belief that, based on estimates of potential liability and probable realization of insurance recoveries, the Company would be liable for approximately $1.4 million based on the Court's decision and related developments of New Jersey law.




ITEM 3. LEGAL PROCEEDINGS
- --------------------------------------------------------------------------------

For a description of the Evergreen Case, see Items 1 and 2: "Pittston Minerals Group -- Description of Businesses -- Coal Operations -- Evergreen Case".



ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
- --------------------------------------------------------------------------------

   (a) A special meeting of the Company's shareholders was held on January 18, 1996.

   (b)   Not applicable.

   (c) The Brink's Stock Proposal redesignating the Company's Pittston Services Group Common Stock as Pittston Brink's Group Common Stock, creating a new class of common stock, Pittston Burlington Group Common Stock and, among other things, adopting certain related amendments to, and the approval of certain actions adjusting, the Company's stock option and employee benefit plans and outstanding options, was approved by the following votes:

                                                                                                  BROKER
                                                     FOR            AGAINST       ABSTAIN       NON-VOTES
                                                     ---            -------       -------       ---------
         Pittston Services Group Common Stock:   31,392,458        1,311,883       95,397           -0-

         Pittston Minerals Group Common Stock:    2,360,943           39,761       30,388           -0-

         All Common Shares:                      33,753,401        1,351,644       125,785          -0-

         Pittston $31.25 Series C  Cumulative
            Convertible Preferred Stock:           108,315            -0-            -0-            -0-


   (d)   Not applicable.

The Pittston Company and Subsidiaries
EXECUTIVE OFFICERS OF THE REGISTRANT


The following is a list as of March 15, 1996, of the names and ages of the executive and other officers of Pittston and the names and ages of certain officers of its subsidiaries, indicating the principal positions and offices held by each. There is no family relationship between any of the officers named.


Name                        Age       Positions and Offices Held                                          Held Since
- --------------------------------------------------------------------------------------------------------------------
EXECUTIVE OFFICERS:
Joseph C. Farrell           60        Chairman, President and Chief Executive Officer                         1991
Gary R. Rogliano            44        Senior Vice President                                                   1996
James B. Hartough           48        Vice President Corporate Finance and Treasurer                          1988
Frank T. Lennon             54        Vice President Human Resources and Administration                       1985
Austin F. Reed              44        Vice President, General Counsel and Secretary                           1994

OTHER OFFICERS:
Jonathan M. Sturman         53        Vice President Corporate Development                                     1995
Arthur E. Wheatley          53        Vice President and Director of Risk Management                           1988

SUBSIDIARY OFFICERS:
Michael T. Dan              45        President and Chief Executive Officer of Brink's, Incorporated           1993
Karl K. Kindig              44        President and Chief Executive Officer of Pittston Coal Company           1995
Peter A. Michel             53        President and Chief Executive Officer of Brink's Home Security, Inc.     1988
- ---------------------------------------------------------------------------------------------------------------------

Executive and other officers of Pittston are elected annually and serve at the pleasure of its Board of Directors.

Mr. Farrell was elected to his present position effective October 1, 1991. From July 1990 through September 1991, he served as President and Chief Operating Officer of Pittston, and from 1984 to 1990, he served as Executive Vice President of Pittston.

Mr. Rogliano was elected to his present position on March 8, 1996. From 1991 to March 1996, he served as Vice President-Controllership and Taxes and from 1986 to 1991, he served as Vice President and Director of Taxes of Pittston.

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

Mr. Kindig was elected President and Chief Executive Officer of Pittston Coal Company on January 1, 1995. He served as Vice President Corporate Development of Pittston from October 1991 to January 15, 1995. From 1990 to 1991 he served as Vice President and General Counsel of Pittston Coal Management Company, and from 1986 to 1990 he served as Counsel to Coal Operations.

Mr. Michel was elected President and Chief Executive Officer of Brink's Home Security, Inc. in April 1988. From 1985 to 1987 he served as President and Chief Executive Officer of Penn Central Technical Security Company.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Pittston Company and Subsidiaries
COMMON STOCK

                                 Market Price          Declared
                               High           Low      Dividends
- ----------------------------------------------------------------
PITTSTON SERVICES GROUP
1994
1st Quarter                     $31.25       21.38      $  .05
2nd Quarter                      31.13       21.63         .05
3rd Quarter                      31.25       27.00         .05
4th Quarter                      29.00       23.13         .05
1995
1st Quarter                     $27.75       23.75      $  .05
2nd Quarter                      29.50       22.50         .05
3rd Quarter                      29.50       23.13         .05
4th Quarter                      32.63       26.50         .05
- --------------------------------------------------------------
PITTSTON MINERALS GROUP
1994
1st Quarter                     $30.50       17.50      $.1625
2nd Quarter                      22.00       17.25       .1625
3rd Quarter                      24.25       17.75       .1625
4th Quarter                      26.38       20.63       .1625
1995
1st Quarter                     $26.00       17.25      $.1625
2nd Quarter                      18.13        9.50       .1625
3rd Quarter                      13.00        9.75       .1625
4th Quarter                      14.75        9.38       .1625
- --------------------------------------------------------------




During 1994 and 1995, Pittston Services Group Common Stock ("Services Stock") and Pittston Minerals Group Common Stock ("Minerals Stock") traded on the New York Stock Exchange under the ticker symbols "PZS" and "PZM", respectively.

Effective January 19, 1996, the outstanding shares of the Company's Services Stock were redesignated as Pittston Brink's Group Common Stock ("Brink's Stock") and a new class of common stock, designated as Pittston Burlington Group Common Stock ("Burlington Stock"), was distributed to holders of Services Stock on the basis of one-half of one share for each share of Services Stock. When issued trading for Brink's Stock and Burlington Stock commenced on January 3, 1996 and such stocks trade on the New York Stock Exchange under the ticker symbols "PZB" and "PZX", respectively.

As of March 1, 1995, there were approximately 5,400 shareholders of record of Brink's Stock, approximately 5,000 shareholders of record of Burlington Stock and approximately 4,900 shareholders of record of Minerals Stock.

ITEM 6. SELECTED FINANCIAL DATA
- --------------------------------------------------------------------------------
The Pittston Company and Subsidiaries

SELECTED FINANCIAL DATA

FIVE YEARS IN REVIEW

(In thousands, except per share amounts)        1995         1994          1993         1992          1991
- -------------------------------------------------------------------------------------------------------------
SALES AND INCOME:
Net sales and operating revenues             $2,926,067     2,667,275    2,256,121    2,073,041     1,884,408
Income (loss) before cumulative effect of
 accounting changes                              97,972(b)     26,897(b)    14,146(b)    49,087(b)    (28,835)
Cumulative effect of accounting changes              --            --           --           --      (123,017)(d)
Net income (loss)                            $   97,972(b)     26,897(b)    14,146(b)    49,087(b)   (151,852)
- -------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION:
Net property, plant and equipment            $  486,168       445,834      369,821      376,872       332,232
Total assets                                  1,807,372     1,737,778    1,361,501    1,322,288     1,240,085
Long-term debt, less current maturities         133,283       138,071       58,388       91,208        71,962
Shareholders' equity                         $  521,979       447,815      353,512      341,460       316,515
- -------------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES OUTSTANDING (A):
Pittston Brink's Group                           37,931        37,784       36,907       37,081        37,284
Pittston Burlington Group                        18,966        18,892       18,454       18,541        18,642
Pittston Minerals Group                           7,786         7,594        7,381        7,416         7,457
- -------------------------------------------------------------------------------------------------------------
COMMON SHARES OUTSTANDING (A):
Pittston Brink's Group                           41,574        41,595       41,429       40,533        37,317
Pittston Burlington Group                        20,787        20,798       20,715       20,267        18,659
Pittston Minerals Group                           8,406         8,390        8,281        8,107         7,463
- -------------------------------------------------------------------------------------------------------------
PER PITTSTON BRINK'S GROUP COMMON SHARE (A):
Income before cumulative effect of
 accounting changes                          $     1.35(b)       1.10(b)       .86(b)       .65(b)        .40
Cumulative effect of accounting changes              --            --           --           --          (.03)(d)
Net income                                         1.35(b)       1.10(b)       .86(b)       .65(b)        .37
Cash dividends                                      .09           .09          .09          .07           .05
Book value                                   $     6.81         5.70          4.66         4.03          3.66
- -------------------------------------------------------------------------------------------------------------
PER PITTSTON BURLINGTON GROUP COMMON SHARE (A):
Income before cumulative effect of
 accounting changes                          $     1.73          2.03          .84          .18           .32
Cumulative effect of accounting changes              --            --           --           --           .07(d)
Net income                                         1.73          2.03          .84          .18           .39
Cash dividends                                      .22          .22           .21          .17           .13
Book value                                   $    14.30         12.74         10.81        9.93         11.96
- -------------------------------------------------------------------------------------------------------------
PER PITTSTON MINERALS GROUP COMMON SHARE (A):
Income (loss) before cumulative effect of
 accounting changes                          $     1.45          (7.50)        (4.47)       2.94        (6.66)
Cumulative effect of accounting changes              --             --            --          --       (16.54)(d)
Net income (loss) (e)                              1.45          (7.50)        (4.47)       2.94       (23.20)
Cash dividends                                      .65            .65         .6204       .4924        .3939
Book value                                   $    (9.46)(c)     (10.74)(c)     (3.31)(c)    1.68(c)     (5.80)(c)




(a) All share and per share data presented reflects the completion of the Brink's Stock Proposal transaction, which occurred on January 18, 1996, and the Services Stock Proposal, which occurred on July 26, 1993. The number of shares of Pittston Brink's Group Common Stock ("Brink's Stock") are assumed to be the same as the total number of shares of The Pittston Company's (the "Company") previous Pittston Services Group Common Stock ("Services Stock") and the number of shares of Pittston Burlington Group Common Stock ("Burlington Stock") are assumed to equal one-half of the number of shares of the Company's previous Services Stock. For periods prior to the completion of the Services Stock Proposal, the number of shares of Services Stock are assumed to be the same as the total number of shares of the Company's stock and the number of shares of Pittston Minerals Group Common Stock ("Minerals Stock") are assumed to equal one-fifth the number of shares of the Company's common stock.


Shares outstanding at the end of the period include shares outstanding under the Company's Employee Benefits Trust. For the Pittston Brink's Group (the "Brink's Group") such shares totaled 3,553 shares, 3,779 shares, 3,854 shares and 3,951 shares at December 31, 1995, 1994, 1993 and 1992, respectively. For the Pittston Burlington Group (the "Burlington Group") such shares totaled 1,777 shares, 1,890 shares, 1,927 shares and 1,976 shares at December 31, 1995, 1994, 1993 and 1992, respectively. For the Pittston Minerals Group (the "Minerals Group") such shares totaled 594 shares, 723 shares, 770 shares and 790 shares at December 31, 1995, 1994, 1993 and 1992, respectively. Average shares do not include these shares.


The initial dividends on Brink's Stock and Burlington Stock were paid on March 1, 1996. The initial dividends on Services Stock and Minerals Stock were paid on September 1, 1993. Dividends paid by the Company on Services Stock have been attributed to the Brink's Group and the Burlington Group in relation to the initial dividends paid on the Brink's and Burlington Stocks. Dividends paid by the Company prior to the completion of the Services Stock Proposal have been attributed to the Brink's Group, the Burlington Group and the Minerals Group in relation to the initial dividends paid on each stock.


(b) As of January 1, 1992, Brink's Home Security, Inc. ("BHS") elected to capitalize categories of costs not previously capitalized for home security installations to more accurately reflect subscriber installation costs. The effect of this change in accounting principle was to increase income (loss) before extraordinary credit and cumulative effect of accounting changes and net income (loss) of the Company and the Brink's Group by $3,123 or $0.08 per share of Brink's Stock in 1995, $2,486 or $0.07 per share of Brink's Stock in 1994, $2,435 or $0.07 per share of Brink's Stock in 1993 and $2,596 or $0.07 per share of Brink's Stock in 1992.

(c) Calculated based on the number of shares outstanding at the end of the period excluding shares outstanding under the Company's Employee Benefits Trust.






(d) As of January 1, 1991, the Company adopted Statement of Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes".

(e) The amounts indicated represent primary earnings per share. For the year ended December 31, 1995, fully diluted earnings per share for Minerals Stock was $1.40 based on average common shares outstanding of 9,999. For the years ended December 31, 1994, 1993, 1992 and 1991, fully diluted earnings per share is considered to be the same as primary since the effect of common stock equivalents and the assumed conversion of preferred stock was either antidilutive or insignificant.

Pittston Brink's Group

SELECTED FINANCIAL DATA



The following Selected Financial Data reflects the results of operations and financial position of the businesses which comprise Pittston Brink's Group ("Brink's Group") and should be read in connection with the Brink's Group's financial statements. The financial information of the Brink's Group, Pittston Burlington Group ("Burlington Group") and Pittston Minerals Group ("Minerals Group") supplements the consolidated financial information of The Pittston Company and Subsidiaries (the "Company") and, taken together, includes all accounts which comprise the corresponding consolidated financial information of the Company.

FIVE YEARS IN REVIEW

(In thousands, except per share amounts)       1995          1994         1993          1992        1991
- ------------------------------------------------------------------------------------------------------------
SALES AND INCOME:
Operating revenues                         $788,395       656,993      570,953       514,823     471,353
Income before cumulative effect of
  accounting changes                         51,093(b)     41,489(b)    31,650(b)     23,953(b)   14,919
Cumulative effect of accounting changes          --            --           --            --      (1,019)(c)
Net income                                 $ 51,093(b)     41,489(b)    31,650(b)     23,953      13,900
- ------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION:
Net property, plant and equipment          $214,653       180,930      156,976       142,648     131,614
Total assets                                484,726       426,887      377,923       347,015     318,109
Long-term debt, less current maturities       5,795         7,990       12,649        22,734      28,411
Shareholder's equity                       $258,805       215,531      175,219       147,582     136,562
- ------------------------------------------------------------------------------------------------------------
AVERAGE PITTSTON BRINK'S GROUP COMMON
  SHARES OUTSTANDING (A)                     37,931        37,784       36,907        37,081      37,284

PITTSTON BRINK'S GROUP COMMON SHARES
  OUTSTANDING (A)                            41,574        41,595       41,429        40,533      37,317
- ------------------------------------------------------------------------------------------------------------
PER PITTSTON BRINK'S GROUP COMMON SHARE (A):
Income before cumulative effect of
  accounting changes                       $   1.35(b)       1.10(b)       .86(b)        .65(b)      .40
Cumulative effect of accounting changes          --            --           --            --        (.03)(c)
Net income                                     1.35(b)       1.10(b)       .86(b)        .65(b)      .37
Cash dividends                                  .09           .09          .09           .07         .05
Book value                                 $   6.81(d)       5.70(d)      4.66(d)       4.03(d)     3.66(d)



(a) All share and per share data presented reflects the completion of the Brink's Stock Proposal transaction. The number of shares of Pittston Brink's Group Common Stock ("Brink's Stock") are assumed to be the same as the total corresponding number of shares of the Company's previous Pittston Services Group Common Stock ("Services Stock"). Shares outstanding at the end of the period include shares outstanding under the Company's Employee Benefits Trust of 3,553 shares, 3,779 shares, 3,854 shares and 3,951 shares at December 31, 1995, 1994, 1993 and 1992, respectively. Average shares outstanding do not include these shares. Dividends paid by the Company on Services Stock have been attributed to the Brink's Group in relation to the initial dividends paid on the Brink's and Burlington Stocks. Book value per share is calculated based on the number of shares assumed to be outstanding at the end of the period excluding shares outstanding under the Company's Employee Benefits Trust.

(b) As of January 1, 1992, Brink's Home Security, Inc. ("BHS") elected to capitalize categories of costs not previously capitalized for home security installations to more accurately reflect subscriber installation costs. The effect of this change in accounting principle was to increase income before extraordinary credit and cumulative effect of accounting changes and net income by $3,123 or $0.08 per share in 1995, $2,486 or $0.07 per share in 1994, $2,435 or $0.07 per share in 1993 and $2,596 or $0.07 per share in 1992.

(c) As of January 1, 1991, the Brink's Group adopted Statement of Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes".

(d) Calculated based on the number of shares outstanding at the end of the period excluding shares outstanding under the Company's Employee Benefits Trust.

Pittston Burlington Group

SELECTED FINANCIAL DATA

The following Selected Financial Data reflects the results of operations and financial position of the businesses which comprise Pittston Burlington Group ("Burlington Group") and should be read in connection with the Burlington Group's financial statements. The financial information of the Burlington Group, Pittston Brink's Group ("Brink's Group") and Pittston Minerals Group ("Minerals Group") supplements the consolidated financial information of The Pittston Company and Subsidiaries (the "Company") and, taken together, includes all accounts which comprise the corresponding consolidated financial information of the Company.

FIVE YEARS IN REVIEW

(In thousands, except per share amounts)             1995        1994       1993       1992        1991
- ---------------------------------------------------------------------------------------------------------------
SALES AND INCOME:
Operating revenues .....................   $1,414,821       1,215,284      998,079      900,347      830,955
Income before cumulative effect of
 accounting changes ....................       32,855          38,356       15,476        3,324        5,922
Cumulative effect of accounting changes            --              --           --           --        1,330(b)
Net income .............................   $   32,855          38,356       15,476        3,324        7,252
- ---------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION:
Net property, plant and equipment ......   $   72,171          44,442       31,100       27,088       29,169
Total assets ...........................      572,077         521,516      432,236      424,023      413,864
Long-term debt, less current maturities        26,697          41,906       45,460       68,474       43,551
Shareholder's equity ...................   $  271,853         240,880      203,150      181,576      223,251
- ---------------------------------------------------------------------------------------------------------------
AVERAGE PITTSTON BURLINGTON GROUP
COMMON SHARES OUTSTANDING (A) ..........       18,966          18,892       18,454       18,541       18,642

PITTSTON BURLINGTON GROUP COMMON
SHARES OUTSTANDING (A) .................       20,787          20,798       20,715       20,267       18,659
- ---------------------------------------------------------------------------------------------------------------
PER PITTSTON BURLINGTON GROUP COMMON SHARE (A):
Income (loss) before cumulative effect of
accounting changes .....................   $     1.73            2.03          .84          .18          .32
Cumulative effect of accounting changes            --              --           --           --         .07(b)
Net income .............................         1.73            2.03          .84          .18          .39
Cash dividends .........................          .22             .22          .21          .17          .13
Book value .............................   $    14.30(c)        12.74(c)     10.81(c)      9.93(c)     11.96(c)



(a) All share and per share data presented reflects the completion of the Brink's Stock Proposal transaction. The number of shares of Pittston Burlington Group Common Stock ("Burlington Stock") are assumed to be one-half of the number of shares of the Company's previous Pittston Services Group Common Stock ("Services Stock"). Shares outstanding at the end of the period include shares outstanding under the Company's Employee Benefits Trust of 1,777 shares, 1,890 shares, 1,927 shares and 1,976 shares at December 31, 1995, 1994, 1993 and 1992, respectively. Average shares outstanding do not include these shares. Dividends paid by the Company on Services Stock have been attributed to the Burlington Group in relation to the initial dividend paid on the Burlington and Brink's Stocks. Book value per share is calculated based on the number of shares assumed to be outstanding at the end of the period excluding shares outstanding under the Company's Employee Benefits Trust.

(b) As of January 1, 1991, the Burlington Group adopted Statement of Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes".

(c) Calculated based on the number of shares outstanding at the end of the period excluding shares outstanding under the Company's Employee Benefits Trust.

Pittston Minerals Group

SELECTED FINANCIAL DATA


The following Selected Financial Data reflects the result of operations and financial position of the businesses which comprise Pittston Minerals Group ("Minerals Group") and should be read in connection with the Minerals Group's financial statements. The financial information of the Minerals Group, Pittston Brink's Group ("Brink's Group") and Pittston Burlington Group ("Burlington Group") supplements the consolidated financial information of The Pittston Company and Subsidiaries (the "Company") and, taken together, includes all accounts which comprise the corresponding consolidated financial information of the Company.

FIVE YEARS IN REVIEW

(In thousands, except per share amounts)    1995           1994          1993           1992       1991
- -----------------------------------------------------------------------------------------------------------
SALES AND INCOME:
Net sales                               $722,851        794,998       687,089        657,871    582,100
Income (loss) before cumulative effect
  of accounting changes                   14,024        (52,948)      (32,980)        21,810    (49,676)
Cumulative effect of accounting changes       --             --            --             --   (123,328)(b)
Net income (loss)                       $ 14,024        (52,948)      (32,980)        21,810   (173,004)
- -----------------------------------------------------------------------------------------------------------
FINANCIAL POSITION:
Net property, plant and equipment       $199,344        220,462       181,745        207,136    171,449
Total assets                             798,609        867,512       606,247        587,696    528,176
Long-term debt, less current maturities  100,791         88,175           279             --         --
Shareholder's equity                    $ (8,679)        (8,596)      (24,857)        12,302    (43,298)
- -----------------------------------------------------------------------------------------------------------
AVERAGE PITTSTON MINERALS GROUP
  COMMON SHARES OUTSTANDING (A)            7,786          7,594         7,381          7,416      7,457

PITTSTON MINERALS GROUP COMMON
  SHARES OUTSTANDING (A)                   8,406          8,390         8,281          8,107      7,463
- -----------------------------------------------------------------------------------------------------------
PER PITTSTON MINERALS GROUP COMMON
SHARE (A):
Income (loss) before cumulative effect
  of accounting changes                 $   1.45          (7.50)        (4.47)         2.94       (6.66)
Cumulative effect of accounting changes       --             --            --            --      (16.54)(b)
Net income (loss) (d)                       1.45          (7.50)        (4.47)         2.94      (23.20)
Cash dividends                               .65            .65         .6204         .4924       .3939
Book value                              $  (9.46)(c)     (10.74)(c)     (3.31)(c)      1.68(c)    (5.80)(c)



(a) For the periods prior to July 1, 1993, the number of shares of Pittston Minerals Group Common Stock ("Minerals Stock") are assumed to equal one-fifth of the number of shares of the Company's common stock. Shares outstanding at the end of the period include shares outstanding under the Company's Employee Benefits Trust of 594 shares, 723 shares, 770 shares and 790 shares at December 31, 1995, 1994, 1993 and 1992, respectively. Average shares outstanding do not include these shares. The initial dividend on Minerals Stock was paid on September 1, 1993. Dividends paid by the Company prior to September 1, 1993, have been attributed to the Minerals Group in relation to the initial dividend paid on the Minerals Stock and Pittston Services Group Common Stock. Book value per common share is calculated based on the number of shares outstanding at the end of the period excluding shares outstanding under the Company's Employee Benefits Trust.

(b) As of January 1, 1991, the Minerals Group adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions and Statement of Accounting Standards No. 109, "Accounting for Income Taxes".

(c) Calculated based on the number of shares outstanding at the end of the period excluding shares outstanding under the Company's Employee Benefits Trust.

(d) The amounts indicated represent primary earnings per share. For the year ended December 31, 1995, fully diluted earnings per share for Minerals Stock was $1.40 based on average common shares outstanding of 9,999. For the years ended December 31, 1994, 1993, 1992 and 1991, fully diluted earnings per share is considered to be the same as primary since the effect of common stock equivalents and the assumed conversion of preferred stock was either antidilutive or insignificant.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

The Pittston Company and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

                              RESULTS OF OPERATIONS

The Pittston Company ("The Company") reported net income of $98.0 million in 1995 compared with net income of $26.9 million in 1994. Operating profit totaled $147.5 million in 1995, an increase of $104.6 million over the prior year. The $71.1 million increase in net income primarily reflects the inclusion in 1994 of $58.1 million in after-tax writedowns and accruals related to facility shutdowns. In addition, net income in 1995 benefited from increased operating results at the Company's Pittston Coal Company ("Coal Operations"), Brink's Home Security, Inc. ("BHS") and Brink's, Incorporated ("Brink's") businesses, partially offset by declines in earnings at the Burlington Air Express Inc. ("Burlington") and Pittston Mineral Ventures ("Mineral Ventures") units, as well as higher corporate expenses. Results in 1995 were adversely impacted by higher expenses for net interest expense and nonoperating items.

Net income for the Company for 1994 was $26.9 million compared with $14.1 million for 1993. Operating profit totaled $42.9 million for 1994, compared with $26.1 million for 1993. Net income and operating profit for 1994 included charges totaling $58.1 million and $90.8 million, respectively, attributable to the Company's Coal operations for asset writedowns and accruals for costs related to facility shutdowns. Net income and operating profit for 1993 reflected similar charges, in addition to a litigation accrual, totaling $48.9 million and $78.6 million, respectively. Such charges in 1993 impacted the Company's Coal and Mineral Ventures operations. Net income and operating profit for 1994 compared with 1993 were positively impacted by increased results from the operations of Burlington, Brink's, BHS, and Mineral Ventures. Excluding the impact of asset writedowns and other restructuring charges in each year, operating results for Coal operations declined for 1994 compared with 1993.



BURLINGTON
The following is a table of selected financial data for Burlington on a comparative basis:

(Dollars in thousands - except per          Years Ended December 31
pound/shipment amounts)                  1995         1994        1993
- ------------------------------------------------------------------------
Revenues:
Airfreight
 Domestic U.S.                        $ 528,174      561,286     457,159
 International                          681,914      534,761     461,336
- ------------------------------------------------------------------------
Total airfreight                      1,210,088    1,096,047     918,495
Other                                   204,733      119,237      79,584
- ------------------------------------------------------------------------
Total revenues                        1,414,821    1,215,284     998,079
Operating expense                     1,245,721    1,043,895     865,587
Selling, general and administrative     113,210      105,371      97,332
- ------------------------------------------------------------------------
Total costs and expenses              1,358,931    1,149,266     962,919
- ------------------------------------------------------------------------
Other operating income                    2,833        3,206       2,811
- ------------------------------------------------------------------------
Operating profit:
 Domestic U.S.                           30,416       45,732      19,290
 International                           28,307       23,492      18,681
- ------------------------------------------------------------------------
Operating profit                      $  58,723       69,224      37,971
========================================================================
Depreciation and amortization         $  19,856       17,209      15,250
========================================================================
Cash capital expenditures$               32,288       23,946      28,253
========================================================================
Airfreight shipment growth rate (a)         5.7%         6.1%        4.3%
Airfreight weight growth rate (a):
 Domestic U.S.                             (3.8%)       19.3%       12.5%
 International                             25.3%        25.3%       15.8%
 Worldwide                                  9.6%        22.1%       14.3%
Worldwide airfreight weight
 (million pounds)                       1,368.1      1,248.5     1,020.4
========================================================================
Worldwide airfreight shipments
 (thousands)                              5,080        4,805       4,530
========================================================================
Worldwide average airfreight:
 Yield (revenue per pound)            $   0.885        0.878       0.900
 Revenue per shipment                 $     238          228         203
 Weight per shipment (pounds)               269          260         225
========================================================================

(a) Compared to the same period in the prior year.

Burlington's operating profit amounted to $58.7 million in 1995, a decline of $10.5 million (15%) from the level achieved in 1994, as the prior year's results benefited from significant additional domestic freight as a result of a nationwide trucking strike, which added an estimated $8 million to operating profit. Worldwide revenues increased by 16% to $1.4 billion from $1.2 billion in 1994. The $199.5 million growth in revenues principally reflects a 10% increase in worldwide airfreight pounds shipped as well as substantially higher non-airfreight revenues.

During 1995, worldwide airfreight revenues increased as a result of higher volumes and a slight increase in average yields (revenue per pound). Worldwide airfreight weight shipped increased by 10%, from 1,248.5 million pounds in 1994 to 1,368.1 million pounds in 1995. The average worldwide yield increased by less than 1%, exceeding $0.88 per pound reflecting a higher proportion of international volume. Operating and selling, general and administrative expenses increased by 18% over the 1994 level reflecting additional business volume as well as recently acquired foreign subsidiaries.

Domestic airfreight revenues decreased by 6% to $528.2 million from $561.3 million in the prior year. Domestic operating profit also declined from $45.7 million in 1994 to $30.4 million in 1995. Operating profit declined by 33% reflecting a 2% decrease in the average yield, 4% lower volume and modestly higher average transportation costs, partially offset by lower administrative costs. The volume decline was significantly impacted by the trucking strike in the second quarter of 1994, which served to increase substantially weight shipped in that period. Despite reduced domestic volumes and lower yields in 1995, Burlington's operating margins were favorably impacted by its ability to adjust its fleet, station and labor cost structure to its changing volume requirements.

In December 1995, Burlington agreed to provide continuation of airfreight services to the former customers of Roadway Global Air ("RGA"), which announced its exit from the airfreight business in November. At the end of 1995, Burlington continued its program of adapting its service and cost structure to meet seasonal domestic volume requirements by reducing temporarily its private fleet by four aircraft and otherwise reconfiguring its route system in anticipation of the traditionally weaker first quarter of the year.

International airfreight revenues of $681.9 million represented a $147.2 million (28%) increase over the $534.8 million reported in 1994. International operating profit amounted to $28.3 million in 1995, 20% higher than the 1994 level, principally due to a 25% favorable change in airfreight weight shipped and 2% higher average yields, partially offset by higher transportation costs. The increase in volume is mainly attributed to the growth in the worldwide flow of international airfreight and the expansion of company-owned operations. Burlington continued to expand its global operations in 1995 with new company operations in Denmark, Ireland, Italy, Mexico and Portugal. During the fourth quarter, Burlington entered into a joint venture in South Africa and acquired an ocean freight forwarder in Germany.

Revenues from other activities, primarily international, which include import transactions such as customs clearance and import related services, as well as ocean freight services, increased 72% or $85.5 million to $204.7 million, due to an increase in international shipment volume and a continued expansion of ocean freight services. In 1995, Burlington created a new independent business unit, Logistics Advantage'tm', to provide customers with cost-effective logistics solutions on a worldwide basis. The unit has warehouse locations in Toledo, Ohio; London, England and the Netherlands, as well as a new facility in Singapore.

Operating profit of Burlington increased $31.2 million to $69.2 million in 1994 from $38.0 million in 1993. Worldwide revenues rose 22% to $1.2 billion in 1994 from $998.1 million in the prior year. The $217.2 million increase in revenues resulted principally from higher volume in both domestic and international markets.

In 1994, increased revenues from higher volumes were partially offset by lower average yields. Total airfreight weight shipped worldwide increased 22% to 1,248.5 million pounds in 1994 from 1,020.4 million pounds a year earlier. Worldwide average airfreight yield decreased less than 2% or $0.02 to $0.88 in 1994 compared with a year earlier. Total operating expenses and selling, general and administrative expenses increased in 1994 compared with 1993 largely resulting from the increased volume of business.

Domestic U.S. operating profit of $45.7 million for 1994 benefited from volume increases compared to the prior year, a significant portion of which was from increased shipping levels. Such increases were aided by a strong economy and limited lift capacity available to forwarders. Higher volume, in part, also reflected the impact of the 24 day Teamsters strike in 1994. Domestic U.S. operating profit also benefited from growth in the market for heavy airfreight, increased market share, a shift in mix toward Burlington's premium next-day service, and, on a per pound basis, lower private fleet, common carriage and cartage costs. Increased capacity as a result of the fourth quarter 1993 expansion of Burlington's airfreight hub in Toledo, Ohio, as well as the 1994 fleet expansion assisted in increasing efficiency and provided additional capacity in existing and new next morning markets. Gains from increased business volume, including a 19% increase in domestic airfreight weight shipped, and efficiencies were partially offset by decreased average yields in 1994. Average yields continue to reflect a highly competitive pricing environment.

International operating profit of $23.5 million in 1994 increased 26% from the 1993 level. These operations benefited from a 25% increase in international airfreight weight shipped, partially offset by lower yields, additional costs incurred in connection with offering complete global logistics services, and startup costs incurred in providing services in additional foreign markets. Although export volumes increased during 1994, pricing for U.S. exports was adversely impacted by competitive pricing.

Revenues from other activities, primarily international, increased 50% or $39.7 million in 1994 compared to the 1993 level.

BRINK'S
The following is a table of selected financial data for Brink's on a comparative basis:

                                          Years Ended December 31
(In thousands)                         1995        1994        1993
=====================================================================
Revenues                             $659,459     547,046     481,904

Operating expenses                    533,109     438,851     387,751
Selling, general and administrative    84,507      74,398      66,044
- ---------------------------------------------------------------------
Total costs and expenses              617,616     513,249     453,795
- ---------------------------------------------------------------------
Other operating income                    895       5,913       6,899
- ---------------------------------------------------------------------
Operating profit                      $42,738      39,710      35,008
=====================================================================
Depreciation and amortization      $   21,844      20,553      20,150
=====================================================================
Cash capital expenditures             $22,415      22,312      21,150
=====================================================================
Revenues:
  North America (United States
   and Canada)                       $379,230     337,641     300,728
  International subsidiaries          280,229     209,405     181,176
- ---------------------------------------------------------------------
Total revenues                       $659,459     547,046     481,904
=====================================================================

Operating profit:
  North America (United States
   and Canada)                        $29,159      23,235     20,049
  International operations             13,579      16,475     14,959
- --------------------------------------------------------------------
Total operating profit                $42,738      39,710     35,008
====================================================================

Brink's 1995 operating profit of $42.7 million amounted to a $3.0 million (8%) increase over the $39.7 million operating profit recorded in 1994. Revenues increased by $112.4 million to $659.5 million, 21% higher than the 1994 level, and operating expenses and selling, general and administrative costs increased by $104.4 million to $617.6 million, a 20% increase over the prior year. Other operating income of $0.9 million in 1995, represented a $5.0 million decline from the amount reported in 1994, principally reflecting a reduction in equity income from unconsolidated foreign affiliates.

Revenue from North American (United States and Canada) operations totaled $379.2 million in 1995, $41.6 million (12%) higher than the 1994 level. North American operating profit amounted to $29.2 million, an increase of $5.9 million (25%) compared to the $23.2 million recorded in 1994. The favorable change in operating profit was largely attributable to improved results generated by the armored car business, which includes automated teller machine (ATM) servicing, as well as higher earnings from the diamond and jewelry and currency processing businesses, partially offset by a decline in profits from the air courier business.

Revenue from consolidated international subsidiaries increased by $70.8 million (34%) to $280.2 million in 1995, but operating profit from international subsidiaries and affiliates declined by 18%, to $13.6 million, from $16.5 million in the prior year. The increase in revenue principally reflects additional business volume and higher prices in Brazil, the favorable impact of the decline in the value of the U.S. dollar on foreign currency translation and the consolidation of Colombian operations as a result of Brink's acquiring a majority ownership of that company, in the third quarter of 1995. The decline in operating profit from international subsidiaries and affiliates principally was due to a $5.3 million deterioration in the reported results of Brink's Mexican affiliate (20% owned), with Brink's share of the company's results amounting to a $2.5 million loss in 1995 compared to a profit of $2.8 million in 1994. The Mexican affiliate's results in 1995 were adversely impacted by the devaluation of the local currency in December 1994, the decline in general economic conditions, high local interest rates and the costs associated with downsizing the company to focus on its core business. Operating profit in the Latin America region, which includes Mexico, decreased by $1.4 million in 1995 compared to the prior year, reflecting the decline in Mexican earnings, mostly offset by improved results in Brazil and higher reported earnings from Colombia. Brink's Brazil reported an operating profit of $5.3 million in 1995 compared to an operating profit of $3.2 million in the prior year. The increase in Colombia largely reflects the impact of the consolidation of results subsequent to Brink's acquisition of a majority ownership position in the company. Earnings declined by $2.6 million in the European region, while results in the Asian/Pacific region increased by $0.9 million.

Operating profit of Brink's increased $4.7 million to $39.7 million in 1994 from $35.0 million in 1993. An increase in revenues of $65.1 million was offset to a large extent by increases in operating expenses and selling, general and administrative expenses of $59.4 million and a decrease in other operating income of $1.0 million.

The increase in operating profit in 1994 was largely due to North American operations. Revenue from North American operations increased $36.9 million or 12% to $337.6 million and operating profit increased $3.2 million or 16% to $23.2 million. Air courier, diamond and jewelry, armored car, ATM servicing and coin wrapping operations each contributed to the increase in North American operating profit in 1994, while results for currency processing operations were essentially equal to the prior year.

In 1994, revenue from international subsidiaries increased $28.2 million or 16% to $209.4 million, while operating earnings from international subsidiaries and affiliates increased $1.5 million or 10% to $16.5 million, compared to 1993. Earnings in the Latin American region increased by $1.3 million, and the international diamond and jewelry business generated $0.6 million higher results while profits declined by $0.4 million in the European region. Latin America's earnings primarily benefited from a $1.8 million increase in Brazil's 1994 reported earnings as compared to 1993. Brazil's earnings in 1994 were augmented by the large volume of one-time special shipments of the new Brazilian currency and to a lesser extent from increased volume due to the growth of money in circulation. Results for Brazil in 1994 also included price increases obtained during the year to defray the substantially higher security costs made necessary by the dramatic increase in attacks on armored car service providers in Brazil. Brink's share of the equity in earnings from their Mexican affiliate (20% owned) of $2.8 million in 1994, was comparable to the 1993 level. These results were impacted by the local economic recession, and costs incurred to streamline the operation, including work force reductions. Results in Mexico for 1994 were not significantly impacted by the devaluation of the peso in late December 1994.

BHS
The following is a table of selected financial data for BHS on a comparative basis:

                                            Years Ended December 31
(Dollars in thousands)                   1995        1994        1993
=======================================================================
Revenues                               $128,936     109,947      89,049

Operating expenses                       66,575      59,334      46,203
Selling, general and administrative      22,855      18,181      16,446
- -----------------------------------------------------------------------
Total costs and expenses                 89,430      77,515      62,649
- -----------------------------------------------------------------------
Operating profit                       $ 39,506      32,432      26,400
=======================================================================
Depreciation and amortization          $ 21,028      17,817      14,357
=======================================================================
Cash capital expenditures              $ 47,256      34,071      26,409
=======================================================================
Annualized service revenues (a)        $107,707      87,164      70,887
=======================================================================
Number of subscribers:
  Beginning of  period                  318,029     259,551     216,639
  Installations                          82,643      75,203      59,733
  Disconnects, net                      (22,013)    (16,725)    (16,821)
- -----------------------------------------------------------------------
End of period                           378,659     318,029     259,551
=======================================================================

(a) Annualized service revenue is calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for monitoring, maintenance and related services.


Revenues for BHS increased by $19.0 million (17%) to $128.9 million in 1995 from $109.9 million in 1994. The increase in revenues was primarily from ongoing monitoring and service revenues caused by the 19% growth in the subscriber base. As a result of such growth, annualized service revenues in force at the end of 1995 grew 24% over the amount in effect at the end of 1994. The total amount of installation revenue grew slightly over the 1994 amount as revenue from increased installations was mostly offset by a reduction in revenue per installation. Revenue per installation decreased due to the competitive environment in the marketplace.

Operating profit of $39.5 million for 1995 represented an increase of $7.1 million (22%) compared to the $32.4 million earned in 1994. The increase in operating profits stemmed from the 21% growth in average subscribers in 1995, as compared to the prior year, and higher monitoring and service revenue, resulting from the growth in the subscriber base, which was only partially offset by increased account servicing and administrative expenses.

Installation and marketing costs incurred and expensed during 1995 increased $0.8 million in 1995 over the 1994 amount. However, as a result of the efficiencies generated by a larger recurring revenue base, the increase in installation expenses offset only a small portion of the increase in recurring margin such that operating profit as a percentage of revenue increased to 30.6% in 1995 from 29.5% in the prior year.

The subscriber base on December 31, 1995, totaled 378,700 customers, 19% higher than the balance at the end of the prior year. Annualized service revenues amounted to $107.7 million in December 1995, 24% higher than in the comparable period in 1994. The favorable change reflects the increased subscriber base as well as higher average monthly revenues, principally from customer service contracts.

BHS's revenues increased by $20.9 million (23%) in 1994 compared to the level recorded in 1993. The growth in revenues primarily reflected 22% higher monitoring and service revenues mainly due to a 21% increase in the average subscriber base. Accordingly, annualized service revenues at year-end 1994 were 23% higher than the level at the end of the prior year. Installation revenues increased by 29% in 1994 principally due to a 26% increase in new subscriber installations, partially offset by a reduction in revenue per installation.

Operating profit in 1994 amounted to $32.4 million, $6.0 million (23%) higher than the $26.4 million earned in 1993. The favorable change mainly reflected the 21% increase in the average subscriber base which was partially offset by an 8% increase in ongoing expenses for monitoring, account servicing and administration.

Installation and marketing costs incurred and expensed during 1994 increased by $1.2 million over the 1993 level. As a result, operating profit as a percentage of revenue remained unchanged at approximately 29.5%.

The increased monitoring revenue in 1995, as well as in 1994, was largely attributable to an expanding subscriber base. Although total costs, including installation and marketing expenses, increased as a result of the expanding subscriber base, such growth contributed to improved economies of scale and other cost efficiencies achieved in servicing BHS's subscribers. At year-end 1995, BHS had approximately 378,700 subscribers, 46% more than the year-end 1993 subscriber base. New subscribers totaled 82,600 in 1995, 75,200 in 1994, and 59,700 in 1993. As a result, BHS's average subscriber base increased by 21% in both 1995 and 1994, as compared with each prior year.

As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations to more accurately reflect subscriber installation costs included as capitalized installation costs, which added $5.2 million to operating profit in 1995 and $4.1 million in both 1994 and 1993. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel (in the amount of $3.1 million in 1995 and $2.6 million in 1994 and 1993) and costs incurred in maintaining facilities and vehicles dedicated to the installation process (in the amount of $2.1 million in 1995 and $1.5 million in 1994 and 1993). The increase in the amount capitalized, while adding to current period profitability comparisons, defers recognition of expenses over the estimated useful life of the installation. The additional subscriber installation costs which are currently capitalized were expensed in prior years for subscribers in those years. Because capitalized subscriber installation costs for periods prior to January 1, 1992, were not adjusted for the change in accounting principle, installation costs for subscribers in those years will continue to be depreciated based on the lesser amounts capitalized in those periods. Consequently, depreciation of capitalized subscriber installation costs in the current year and until such capitalized costs prior to January 1, 1992, are fully depreciated will be less than if such prior periods' capitalized costs had been adjusted for the change in accounting. However, the Company believes the effect on net income in 1995, 1994 and in 1993 was immaterial. While the amounts of the costs incurred which are capitalized vary based on current market and operating conditions, the types of such costs which are currently capitalized will not change. The change in the amount capitalized has no additional effect on current or future cash flows or liquidity.

COAL
The following is a table of selected financial data for coal operations on a comparative basis:


                                                  Years Ended December 31
(In thousands)                                  1995       1994       1993
==============================================================================
Net sales                                     $706,251    779,504     672,244
Cost of sales                                  683,621    760,966     632,777
Selling, general and administrative             22,415     26,294      26,752
Restructuring and other charges,  including
 litigation accrual                                 --     90,806      70,713
- ------------------------------------------------------------------------------
Total costs and expenses                       706,036    878,066     730,242
- ------------------------------------------------------------------------------
Other operating income                          22,916     15,111       9,752
- ------------------------------------------------------------------------------
Operating profit (loss)                       $ 23,131    (83,451)    (48,246)
===============================================================================
Coal sales (tons):
 Metallurgical                                   8,447      9,884      11,675
 Utility and industrial                         15,949     18,198      10,277
- ------------------------------------------------------------------------------
Total coal sales                                24,396     28,082      21,952
==============================================================================
Production/purchased (tons):
 Deep                                            3,982      4,857       7,061
 Surface                                        12,934     15,107       7,492
 Contract                                        1,941      2,364       2,521
- ------------------------------------------------------------------------------
                                                18,857     22,328      17,074
Purchased                                        6,047      5,826       4,533
- ------------------------------------------------------------------------------
Total                                           24,904     28,154      21,607
==============================================================================

Coal operations' operating profit amounted to $23.1 million in 1995, compared to the $83.5 million operating loss recorded in 1994. Earnings in 1994 included $90.8 million of charges for asset writedowns and accruals for costs related to facility shutdowns. Excluding the charges for asset writedowns and accruals from the 1994 results, operating profits from coal operations increased by $15.8 million in 1995.

The Coal operations' operating profit, excluding restructuring and other charges, is analyzed as follows:

(In thousands,                                       Years Ended December 31
except per ton amounts)                           1995        1994        1993
================================================================================
Net coal sales                                  $702,864     777,758     650,972
Current production cost of coal sold             648,383     723,967     583,047
- --------------------------------------------------------------------------------
Coal margin                                       54,481      53,791      67,925
Non-coal margin                                      749         321       3,262
Other operating income (net)                      22,916      15,114       9,752
- --------------------------------------------------------------------------------
Margin and other income                           78,146      69,226      80,939
- --------------------------------------------------------------------------------
Other costs and expenses:
  Idle equipment and closed mines                  9,979       4,854       3,929
  Inactive employee cost                          22,621      30,723      27,791
  General and administrative                      22,415      26,294      26,752
- --------------------------------------------------------------------------------
Total Other costs and expenses                    55,015      61,871      58,472
- --------------------------------------------------------------------------------
Operating profit (before restructuring
  and other charges)                            $ 23,131       7,355      22,467
================================================================================
Coal margin per ton:
  Realization                                   $  28.81       27.70       29.65
  Current production costs                         26.58       25.78       26.56
- --------------------------------------------------------------------------------
Coal margin                                     $   2.23        1.92        3.09
================================================================================


Total coal margin of $54.5 million for 1995 increased by $0.7 million (1%) from 1994. As a $0.31 per ton (16%) increase in average margin more than offset a 13% decline in sales volume.

Sales volume of 24.4 million tons in 1995 was 3.7 million tons less than the
28.1 million tons sold in 1994. Steam coal sales decreased by 2.2 million tons to 15.9 million tons and metallurgical coal sales declined by 1.4 million tons to 8.4 million tons compared to the prior year. Steam coal sales represented 65% of total volume in 1995, as in 1994.

Coal margin per ton increased to $2.23 in 1995 from $1.92 for 1994 caused by a $1.11 (4%) per ton increase in realization partially offset by a $0.80 (3%) per ton increase in current production costs. However, coal margin remains significantly below the 1993 level. The average realization increase was largely due to an increase in metallurgical coal pricing. Export metallurgical coal prices increased substantially in the coal contract year which began on April 1, 1995, compared to the prior year level, with realizations generally increasing by $4.00 to $5.50 per metric ton, depending upon coal quality. Domestic steam coal markets continued to be depressed in 1995, with spot pricing at exceptionally low levels. However, the majority of Coal operations' steam coal sales were, in 1995, and continue to be sold under long term contracts. Coal operations is currently in negotiations with a majority of its metallurgical customers for the contract year which begins on April 1, 1996; to date, settlements have been reached with certain key customers for export metallurgical shipments reflecting price changes, ranging from a modest decrease to a modest increase, depending on coal quality. At this time, the weighted average price for all metallurgical coal shipments for the contract year beginning April 1, 1996 cannot be predicted.

The current production cost of coal sold increased over the 1994 level largely stemming from higher mining costs and an increase in the cost of purchased coal. Production in 1995 totaled 18.9 million tons, a 16% decrease compared to the
22.3 million tons produced in 1994, principally reflecting the scheduled reduction in underground mine production, during 1994 and early 1995, and the idling of surface steam coal mines. Current production costs benefited from a reduction in property taxes associated with certain properties. The property tax reduction was approximately $2.5 million in 1995 and will have an annual ongoing favorable impact of $2.0 million on costs. Surface production accounted for 70% and 69% of total production in 1995 and 1994, respectively. Productivity of 37 tons per man day represented a 5% increase over the 1994 level.

Results in 1996 are currently expected to reflect continued margin pressure. Cost pressures will reflect the severe winter weather, higher costs incurred by the mines in production, and higher purchased coal costs, which are expected to be mitigated in part by the anticipated modest price increases on contract steam coal sales.

Other operating income, primarily reflecting sales of properties and equipment and third party royalties, amounted to $22.9 million in 1995, $7.8 million higher than in 1994. The favorable change in 1995 primarily reflects additional income from property dispositions.

Idle equipment and closed mine costs increased by $5.1 million in 1995, primarily reflecting higher idle equipment costs due to the idling of two surface mines in 1995. Inactive employee costs, which primarily represent long term employee liabilities for pension and retiree medical costs, were reduced by $8.1 million to $22.6 million in 1995. Such a reduction primarily reflects the use of higher long term interest rates used to calculate the present value of the long term liabilities at the beginning of 1995 compared to those used in 1994. In addition, reduced costs reflected the continued decline in black lung claims and a $2.5 million benefit recorded from a favorable litigation decision which reduced previously expensed employee benefits. As a result of long term interest rates in early 1996 which were at or below the rates in the beginning of 1994, inactive employee costs are expected to approximate the 1994 level for 1996.

Selling, general and administrative costs declined by $3.9 million compared to the 1994 level. Expenses were reduced in 1995 as a result of cost control efforts, as well as the benefit from the full year impact of the consolidation of administrative functions subsequent to the acquisition in early 1994 of substantially all the coal mining operations and coal sales contracts of Addington Resources, Inc. ("Addington").

Coal operations had an $83.5 million operating loss in 1994 compared with an operating loss of $48.2 million in 1993. Results for 1994 included the operating results generated by the assets purchased in the Addington acquisition, which was consummated on January 14, 1994. The Coal operating loss in 1994 included $90.8 million of charges for asset writedowns and accruals for costs related to facilities which are being closed (further discussed below). In addition, operating results for 1994 reflected the adverse impact of the severe winter weather in early 1994 which particularly hampered surface mine production and river transportation. Operating profit in 1994 included other operating income primarily from third party royalties and sales of properties and equipment of $15.1 million compared with $9.8 million in 1993. The operating loss in 1993 included a $70.7 million charge related to mines which were closed at the end of 1993 or early 1994, including employee benefit costs and certain other noncash charges, together with the estimated liability in connection with previously reported litigation (the Evergreen Case"), discussed later, brought against the Company and a number of its coal subsidiaries by the trustees of certain pension and benefit trust funds established under collective bargaining agreements with the United Mine Workers of America ("UMWA"). Operating profit in 1993 was also negatively impacted by a $1.8 million charge to settle litigation related to the moisture content of tonnage used to compute royalty payments to the UMWA pension and benefit funds during the period ending February 1, 1988.

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

In 1994, 31% of total production was derived from deep mines and 69% was derived from surface mines, compared with 54% and 46% of deep and surface mine production, respectively, in 1993.

Average coal margin, which was $1.92 per ton in 1994, decreased $1.17 or 38% from the 1993 level with a 7% or $1.95 per ton decrease in average realization, only partially offset by a 3% or $0.78 per ton decrease in average current production cost of coal sold. The higher percentage of steam coal sales and declines in export metallurgical coal prices contributed to the decline in average realization. The decrease in average cost was largely due to the shift to lower cost surface production. However, margins were negatively impacted by costs that continued at higher than expected levels, particularly at the operations acquired from Addington. In addition, adverse geological conditions were also encountered at one of the mines acquired from Addington.

Production and related costs in early 1994 were adversely impacted by the extreme cold weather and above-normal precipitation which resulted in a large number of lost production days and interruptions, which limited output efficiencies during periods of performance. Sales also suffered during this period due to lost loading days and were impeded by restricted road accessibility. Sales were further impacted by the lack of rail car availability and the disruption of river barge service initially due to frozen waterways and subsequently due to the heavy snow melt and rain, which raised the rivers above operational levels. The severe weather early in the year also reduced output from purchased coal suppliers, which hindered the ability to meet customer shipments during the period. In addition to weather related difficulties, operations in early 1994 were affected by lost business due to a utility customer's plant closure and production shortfalls due to the withdrawal of contract producers from the market.

Early in 1994, the metallurgical coal markets continued their long-term decline with significant price reductions negotiated between Canadian and Australian producers and Japanese steel mills. During the 1994 second quarter Coal operations reached agreement with its major Japanese steel customers for new three-year agreements (subject to annual price renegotiations) for metallurgical coal shipments. Such agreements replaced sales contracts which expired on March 31, 1994. Pricing under the new agreements for the coal year beginning April 1, 1994, was impacted by the price reductions accepted by foreign producers, but was largely offset by modifications in coal quality specifications which allows the Coal operation flexibility in sourcing and blending of coals.

The market for metallurgical coal, for much of the past fifteen years, has been characterized by weak demand from primary steel producers and intense competition from foreign coal producers, especially those in Australia and Canada. Metallurgical coal sales contracts typically are subject to annual price negotiations, which increase the risk of market forces. As a result of the continuing long-term decline in the metallurgical coal markets, which was further evidenced by the previously discussed significant price reductions in early 1994, Coal operations accelerated its strategy of decreasing its exposure to these markets. After a review of the economic viability of the remaining metallurgical coal assets in early 1994, management determined that four underground mines were no longer economically viable and should be closed resulting in significant economic impairment to three related preparation plants. In addition, it was determined that one surface steam coal mine, the Heartland mine, which provided coal to Alabama Power under a long-term sales agreement, would be closed due to rising costs caused by unfavorable geological conditions.

As a result of these decisions, Coal operations incurred pretax charges of $90.8 million ($58.1 million after tax) in the first quarter of 1994, which included a reduction in the carrying value of these assets and related accruals for mine closure costs. These charges included asset writedowns of $46.5 million which reduced the book carrying value of such assets to what management believes to be their net realizable value based on either estimated sales or leasing of such property to unrelated third parties. In addition, the charges included $3.8 million for required lease payments owed to lessors for machinery and equipment that would be idled as a result of the mine and facility closures. The charges also included $19.3 million for mine and plant closure costs which represented estimates of reclamation and other environmental costs to be incurred to bring the properties in compliance with federal and state mining and environmental laws. This accrual was required due to the premature closing of the mines. The accrual also included $21.2 million in contractually or statutorily required employee severance and other benefit costs associated with termination of employees at these facilities and costs associated with inactive employees at these facilities. Such employee benefits included severance payments, medical insurance, workers' compensation and other benefits and were calculated in accordance with contractually (collective bargaining agreements signed by certain coal subsidiaries included in the Coal operations) and legally required employee severance and other benefits. During the remainder of 1994, the Company paid $10.2 million of these liabilities, of which $1.5 million was for idled leased equipment; $5.3 million was for facility closure costs and $3.4 million was for employee-related costs.

Of the four underground mines, two ceased coal production in 1994. In 1994 the Coal operations reached agreement with Alabama Power Company to transfer the coal sales contract serviced by the Heartland mine to another location in West Virginia. The Heartland mine ceased coal production during 1994 and final reclamation and environmental work is substantially complete. At the beginning of 1994 there were approximately 750 employees involved in operations at these facilities and other administrative support. Employment at these facilities was reduced by 52% to approximately 360 employees at December 31, 1994 and by 81% to approximately 140 employees at December 31, 1995.

As discussed previously, the effects of this strategy have been to decrease Coal operations' exposure to the metallurgical coal markets and to increase its production and sales of lower cost surface minable steam coal. As previously mentioned, for 1995, steam coal sales amounted to approximately 65% of total coal sales, up from less than 50% in 1993. Production from surface mines increased to 70% of total production for 1995 as compared to 45% in 1993. In addition, metallurgical coal produced/ purchased decreased to 8.4 million tons versus 11.7 million tons when comparing 1995 to 1993.

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

The following table analyzes the changes in liabilities during the last three years for facility closure costs recorded as restructuring and other charges:

                                                          Employee
                                               Mine   Termination,
                                  Leased        and        Medical
                               Machinery       Plant           and
                                     and     Closure     Severance
                               Equipment       Costs         Costs        Total
- -------------------------------------------------------------------------------
Balance January 1, 1993 (a)       $1,146       35,499       35,413       72,058
Additions                          2,782        1,598        6,267       10,647
Payments (b)                         836        8,663        7,463       16,962
- -------------------------------------------------------------------------------
Balance December 31, 1993          3,092       28,434       34,217       65,743
Additions                          3,836       19,290       21,193       44,319
Payments (c)                       3,141        9,468       12,038       24,647
- -------------------------------------------------------------------------------
Balance December 31, 1994          3,787       38,256       43,372       85,415
Payments (d)                       1,993        7,765        7,295       17,053
Other reductions (e)                 576        1,508           --        2,084
- -------------------------------------------------------------------------------
Balance December 31, 1995         $1,218       28,983       36,077       66,278
===============================================================================

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

(c) Of the total payments made, in 1994, $8,672 was for liabilities recorded in years prior to 1993, $5,822 was for liabilities recorded in 1993 and $10,153 was for liabilities recorded in 1994.

(d) Of the total payments made in 1995, $6,424 was for liabilities recorded in years prior to 1993, $2,486 was for liabilities recorded in 1993 and $8,143 was for liabilities recorded in 1994.

(e) These amounts represent the assumption of liabilities by third parties as a result of sales transactions.


During the next 12 months, expected cash funding of these charges is approximately $15 to $20 million. Management estimates that the remaining liability for leased machinery and equipment will be fully paid over the next year. The liability for mine and plant closure costs is expected to be satisfied over the next ten years, of which approximately 50% is expected to be paid over the next two years. The liability for employee related costs, which is primarily workers' compensation, is estimated to be 50% settled over the next four years with the balance paid during the following five to ten years.

On June 21, 1994, a successor collective bargaining agreement between the Coal operations' union companies and the UMWA was ratified by such companies' union employees, replacing the principal labor agreement which expired on June 30, 1994. The successor agreement will remain in effect until December 31, 1998. This agreement continues the basic principles and provisions established in the predecessor 1990 Agreement with respect to areas of job security, work rules and scheduling. The new agreement provides for, among other things, wage increases of $0.40 per hour on December 15 of each of the years 1994 to 1997 and includes improvements in certain employee benefit programs.

The strike by the UMWA against certain coal producers in the eastern United States, which lasted throughout a significant portion of 1993, was settled in late 1993. None of the operations of the Company's coal subsidiaries were involved in the strike. Although the supply of metallurgical coal was appreciably reduced as a result of the strike, Australian producers increased production to absorb the shortfall. The strike had little impact on Coal operating profits during 1993 since a large proportion of production was under contract. Coal operations benefited from improved spot prices for domestic steam coal on relatively small amounts of uncommitted tonnage available for this market.

In October 1992, the Coal Industry Retiree Health Benefit Act of 1992 (the "Health Benefit Act") was enacted as part of the Energy Policy Act of 1992. The Health Benefit Act established rules for the payment of future health care benefits for thousands of retired union mine workers and their dependents. Part of the burden for these payments was shifted by the Health Benefit Act from certain coal producers, which had a contractual obligation to fund such payments, to producers such as the Company which have collective bargaining agreements with the UMWA that do not require such payments and to numerous other companies which are no longer in the coal business. The Health Benefit Act established a trust fund to which "signatory operators" and "related persons", including the Company and certain of its coal subsidiaries (the "Pittston Companies") are obligated to pay annual premiums for assigned beneficiaries, together with a pro rata share for certain beneficiaries who never worked for such employers ("unassigned beneficiaries"), in amounts determined by the Secretary of Health and Human Services on the basis set forth in the Health Benefit Act. For 1995, 1994 and 1993, these amounts, on a pretax basis, were approximately $10.8 million, $11.0 million, and $9.1 million, respectively. The Company believes that the annual cash funding under the Health Benefit Act for the Pittston Companies' assigned beneficiaries will continue at approximately $10 million per year for the next several years and should begin to decline thereafter as the number of such assigned beneficiaries decreases.

Based on the number of beneficiaries actually assigned by the Social Security Administration, the Company estimates the aggregate pretax liability relating to the Pittston Companies' assigned beneficiaries remaining at December 31, 1995 at approximately $220 million, which when discounted at 7.5% provides a present value estimate of approximately $95 million.

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

In February 1990, the Pittston Coal Group companies and the UMWA entered into a collective bargaining agreement that resolved a labor dispute and related strike of Pittston Coal Group operations by UMWA-represented employees that began on April 5, 1989. As part of the agreement, the Pittston Coal Group companies agreed to make a $10 million lump sum payment to the 1950 Benefit Trust Fund and to renew participation in the 1974 Pension and Benefit Trust Funds at specified contribution rates. These aspects of the agreement were subject to formal approval by the trustees of the funds. The trustees did not accept the terms of the agreement and, therefore, payments were made to escrow accounts for the benefit of union employees. Under the new 1994 Agreement, the Pittston Coal Group companies agreed to continue participation in the 1974 Pension Plan at specified contribution rates, again subject to trustee approval. At this time, payments continue to be made to the escrow accounts for the benefit of union employees. The escrow accounts balances as of December 31, 1995 totaled $26.0 million.

In 1988, the trustees of certain pension and benefit trust funds (the "Trust Funds") established under collective bargaining agreements with the UMWA brought an action (the "Evergreen Case") against the Company and a number of its coal subsidiaries in the United States District Court for the District of Columbia, claiming that the defendants are obligated to contribute to such Trust Funds in accordance with the provisions of the 1988 and subsequent National Bituminous Coal Wage Agreements, to which neither the Company nor any of its subsidiaries is a signatory. In January 1992, the Court issued an order granting summary judgment in favor of the trustees on the issue of liability, which was thereafter affirmed by the Court of Appeals. In June 1993, the United States Supreme Court denied a petition for a writ of certiorari. The case was remanded to District Court where damage and other issues were to be decided. In September 1993, the Company filed a motion seeking relief from the District Court's grant of summary judgment based on, among other things, the Company's allegation that plaintiffs improperly withheld evidence that directly refutes plaintiffs' representations to the District Court and the Court of Appeals in this case. In December 1993, that motion was denied. The Company, following the District Court's ruling in December 1993, recognized in 1993 in its consolidated financial statements the potential liability that might have resulted from an adverse judgment in the Evergreen Case. On May 23, 1994, the trustees filed a Motion for Entry of Final Judgment seeking approximately $71.1 million in delinquent contributions, interest and liquidated damages through May 31, 1994, plus approximately $17 thousand additional interest and liquidated damages for each day between May 31, 1994 and the date of entry of final judgment, plus on-going contributions to the 1974 Pension Plan. The Company opposed this motion. No decision on this motion of final judgment was entered.

In furtherance of its ongoing effort to identify other available legal options for seeking relief from what it believes to be an erroneous finding of liability in the Evergreen Case, the Company has filed suit against the Bituminous Coal Operators Association ("BCOA") and others to hold them responsible for any damages sustained by the Company as a result of the Evergreen Case. In December 1994, the District Court ordered that the Evergreen Case, as well as related cases filed against other coal companies, and the BCOA case, be submitted to mediation before a federal judge in an effort to obtain a settlement.

In late March 1996 a settlement was reached in these cases, including the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows: approximately $25.8 million upon dismissal of the Evergreen Case and the remainder of $24.0 million in installments of $7.0 million in 1996 and $8.5 million in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Company. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan. The BCOA case and a separate case against the UMWA have also been dismissed.

As a result of the settlement of these cases, the Company expects to record a pretax gain of approximately $35 million in the first quarter of 1996 in its consolidated financial statements.

MINERAL VENTURES

The following is a table of selected financial data for Mineral Ventures on a comparative basis:

(Dollars in thousands, except                Years Ended December 31
per ounce data)                           1995         1994        1993
=========================================================================
Net sales                              $ 16,600       15,494      14,845
Cost of sales                            12,674       10,620      12,902
Selling, general and administrative       3,571        3,910       2,819
Restructuring and other charges              --           --       7,920
- -------------------------------------------------------------------------
Total costs and expenses                 16,245       14,530      23,641
Other operating income (expense)           (148)         170         494
- -------------------------------------------------------------------------
Operating profit (loss)                $    207        1,134      (8,302)
=========================================================================
Stawell Gold Mine:
Mineral Ventures's 50% direct
 share ounces sold                       40,300       38,600      36,200
Average realized gold price
 per ounce (US$)                       $    400          399         364
=========================================================================


Mineral Ventures earned an operating profit of $0.2 million in 1995, amounting to a decrease of $0.9 million from the level reported in 1994. The unfavorable change principally reflects lower profits generated by the Stawell Gold Mine in western Victoria, Australia, which experienced adverse geological conditions in 1995, causing temporarily lower produced ore grades and higher production costs. Mineral Ventures has a 67% net equity interest in the Stawell mine and its adjacent exploration acreage. Mineral Ventures' share of Stawell operating profit amounted to $4.3 million in 1995, $0.7 million less than in 1994. Stawell produced a total of 81,200 ounces of gold in 1995, 4% higher than the 78,000 ounces produced in 1994. Mineral Ventures is continuing exploration projects in Nevada and Australia with its joint venture partner.

At December 31, 1995, remaining proven and probable gold reserves at the Stawell mine were estimated at 408,000 recoverable ounces. The joint venture also has exploration rights in the highly prospective district around the mine.

In addition, Mineral Ventures has a 17% indirect interest in the Silver Swan base metals property in Western Australia. Reserves are currently estimated at 440,000 metric tons of ore graded at 14% nickel, with minor cobalt and arsenic values, and are anticipated to increase as a result of current exploration efforts. Feasibility studies at Silver Swan are well advanced, and mining is currently expected to commence in mid-1997.

Mineral Ventures reported operating income of $1.1 million for 1994 compared with an operating loss of $8.3 million for 1993. Operating results in 1993 included a $7.9 million charge related to the writedown of the company's investment in the Uley graphite mine in Australia. Although reserve drilling of the Uley property indicated substantial graphite deposits, graphite prices which remained significantly below the level prevailing at the start of the project, processing difficulties and an analysis of various technical and marketing conditions affecting the project resulted in the determination that the assets had been impaired and that loss recognition was appropriate. Excluding the $7.9 million charge, Mineral Ventures operations incurred a $0.4 million operating loss in 1993. Operating results for 1994 and 1993 also reflected production from the Stawell gold mine. In 1994 and 1993, the Stawell mine produced 78,000 ounces and 73,800 ounces of gold, respectively, with Mineral Ventures' share of the operating profit amounting to $5.0 million and $4.9 million, in 1994 and 1993, respectively. The contribution to operating profit from the Stawell mine in both 1994 and 1993 was offset by exploration expenditures related chiefly to other potential gold mining projects in addition to administrative overhead. Operating results for 1994 were also impacted by higher operating costs incurred as a result of an operator accident at Stawell which occurred early in the year.

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

OTHER OPERATING INCOME
Other operating income for 1995 increased $2.1 million to $26.5 million from $24.4 million in the prior year. Other operating income increased $4.4 million in 1994 from the $20.0 million recorded in 1993. Other operating income principally includes the Company's share of net income of unconsolidated foreign affiliates, which are substantially attributable to equity affiliates of Brink's, royalty income and gains and losses from sales of coal assets. A $5.9 million decrease in equity in earnings of unconsolidated subsidiaries was more than offset by increases in gains on the disposition of coal assets in 1995 compared to the amount recorded in 1994. The increase in 1994 compared to 1993 was largely due to increased sales of coal assets and royalty income from coal and natural gas properties, partially offset by decreased earnings of equity affiliates. Equity earnings of foreign affiliates totaled $0.2 million, $6.3 million and $7.5 million in 1995, 1994 and 1993, respectively.

CORPORATE AND OTHER EXPENSES
In 1995, general corporate expenses totaled $16.8 million compared with $16.2 million in the prior year. General corporate expenses aggregated $16.7 million in 1993.

Other net expense for 1995 increased $0.7 million to $6.3 million from $5.6 million in 1994. Other net expense in 1994 increased by $1.0 million from $4.6 million in 1993. In 1994, $1.2 million of expenses were recognized on the Company's redemption of its 9.2% Convertible Subordinated Debentures.

INTEREST EXPENSE
Interest expense totaled $14.3 million in 1995 compared with $11.5 million in 1994 and $10.2 million in 1993. The increase in 1995 compared with the prior year was due to higher interest rates on higher average debt balances which reflect the full year impact of the Addington acquisition. Interest expense in 1994 increased due to higher average borrowings under revolving credit and term loan facilities resulting from the Addington acquisition and higher average interest rates, partially offset by a decrease resulting from the Company's redemption of its 9.2% Convertible Subordinated Debentures in April 1994. Interest expense in 1993 also included interest assessed on settlement of coal litigation related to the moisture content of tonnage used to compute royalty payments to UMWA pension and benefit funds.

INCOME TAXES
In 1995 and 1994, the provision for income taxes was less than the statutory federal income tax rate of 35% due to the tax benefits of percentage depletion and lower taxes on foreign income. In addition, 1994 benefited from a reduction in the valuation allowance for deferred tax assets. These benefits were partially offset by state income taxes and goodwill amortization. In 1993, the provision for income taxes was less than the statutory federal income tax rate of 35% due to the tax benefits of percentage depletion, favorable adjustments to the Company's deferred tax assets as a result of the increase in the statutory U.S. federal income tax rate and a reduction in the valuation allowance for deferred tax assets. These benefits were partially offset by state income taxes and goodwill amortization.

Based on the Company's historical and expected taxable earnings, management believes it is more likely than not that the Company will realize the benefit of the existing deferred tax asset at December 31, 1995.


FINANCIAL CONDITION

CASH PROVIDED BY OPERATING ACTIVITIES
Cash provided by operating activities during 1995 totaled $156.5 million compared with $154.7 million in 1994. The increase in cash provided by operating activities principally reflected higher net income, partially offset by additional investment in working capital at Burlington. Such requirements primarily reflected initial working capital needs of recently acquired foreign subsidiaries and increased international revenues, which tend to have longer payment terms. Cash provided by operating activities in 1994 was negatively impacted by the integration of operating activities of Addington which required cash to finance working capital. Net income, noncash charges and changes in operating assets and liabilities in 1994 were significantly affected by after-tax restructuring and other charges of $58.1 million which had a $10.2 million effect in 1994 on cash generated by operations compared to an $8.1 million effect in 1995. As discussed under Coal operations, funding requirements for these charges and all other restructuring and other charges are expected to be approximately $15 to $20 million during the next twelve months.

CAPITAL EXPENDITURES
Cash capital expenditures for 1995 totaled $124.5 million, and an additional $27.3 million in expenditures were funded by operating and capital leases. Of the amount of cash capital expenditures, $47.3 million (38%) was spent by BHS, $32.3 million (26%) was spent by Burlington, $22.4 million (18%) was spent by Brink's, $19.8 million (16%) was spent by Coal operations and $2.3 million (2%) was spent by Mineral Ventures. Expenditures incurred by BHS in 1995 were primarily for customer installations, representing the expansion in the subscriber base.

Cash capital expenditures totaled $106.3 million in 1994. An additional $41.2 million of expenditures were made through capital and operating leases. Approximately 32% of the 1994 gross capital expenditures were incurred in the Coal segment. Of that amount, approximately 75% of the expenditures was for business expansion, and the remainder was for replacement and maintenance of ongoing business operations. Expenditures made by Mineral Ventures approximated 2% of the Company's total capital expenditures and were primarily costs incurred for project development. Capital expenditures made by both Burlington and Brink's during 1994 were primarily for replacement and maintenance of current ongoing business operations and comprised approximately 17% and 24%, respectively, of the Company's total. Expenditures incurred by BHS during 1994 comprised 25% of total expenditures and were primarily for customer installations, resulting from expansion of the subscriber base.

OTHER INVESTING ACTIVITIES
All other investing activities in 1995 required net cash of $2.0 million, which primarily related to aircraft heavy maintenance outlays and acquisitions, mostly offset by proceeds from the disposal of property, plant and equipment. All other investing activities in 1994 used net cash of $165.5 million. In January 1994, the Company paid approximately $157 million in cash for the acquisition of substantially all the coal mining operations and coal sales contracts of Addington Resources, Inc. The purchase price of the acquisition was financed through the issuance of $80.5 million of a new series of convertible preferred stock, which is convertible into Pittston Minerals Group Common Stock, and additional debt under credit agreements. Cash outlays for aircraft heavy maintenance amounted to $22.4 million in 1995, $7.0 million higher than in 1994. Other investing activities also included $8.4 million of cash received in 1994 from the December 1993 sale of the majority of the assets of a captive mine supply company. Disposal of property, plant and equipment provided $7.6 million in cash in 1994 and expenditures for heavy aircraft maintenance used cash of $15.3 million in 1994.

FINANCING
Gross capital expenditures in 1996 are currently estimated to amount to approximately $255 million, of which $85 million is expected to be leased, $100 million higher than the 1995 level of gross expenditures. The increase is expected to result largely from expenditures at Burlington, supporting new airfreight stations and implementation of new information systems, expenditures at BHS resulting from continued expansion of the subscriber base, and at Brink's in support of the CompuSafe business. In addition, the Company anticipates spending approximately $20 million on aircraft heavy maintenance in 1996. The Company intends to fund all such expenditures through cash flow from operating activities or through operating leases if the latter are financially attractive. Any shortfalls will be financed through the Company's revolving credit agreements or short-term borrowing arrangements.

In March 1994, the Company entered into a $350.0 million credit agreement with a syndicate of banks (the "Facility"). The Facility included a $100.0 five-year term loan, which originally matured in March 1999. The Facility also permitted additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million initially until March 1999. In March 1995, the Facility was amended to extend the maturity of the term loan to May 2000 and to permit the additional borrowings, repayments and reborrowings until May 2000. Interest on borrowings under the Facility is payable at rates based on prime, certificate of deposit, Eurodollar or money market rates. At December 31, 1995, borrowings of $100.0 million were outstanding under the term loan portion of the Facility and there were no borrowings outstanding under the remainder of the Facility.

Under the terms of some of its debt instruments, the Company has agreed to various restrictions relating to the payment of dividends, the repurchase of capital stock, the maintenance of consolidated net worth, and the amount of additional funded debt which may be incurred. Allowable restricted payments for dividends and stock repurchases aggregated $251.9 million at December 31, 1995. Under the terms of the Facility, the Company has agreed to maintain at least $300.0 million of Consolidated Net Worth, as defined, and can incur additional indebtedness of approximately $450.0 million.

DEBT
Outstanding debt, including borrowings under revolving credit agreements, aggregated $177.6 million at December 31, 1995, up from $165.1 million at year-end 1994. The $12.5 million increase in debt reflects the inclusion of acquired debt as well as a modest shortfall in the net cash generation from operating activities and the proceeds from the exercise of stock options which was required to fund requirements for investing activities, dividend payments, the repurchase of stock and an increase in cash balances, resulting in additional borrowings under the Company's revolving credit agreements.

On April 15, 1994, the Company redeemed all outstanding 9.2% Convertible Subordinated Debentures due July 1, 2004. The principal amount outstanding was $27.8 million and the premium paid to call the debt totaled $0.8 million. The Company used cash provided under its revolving credit agreements to redeem the debentures. The premium paid in addition to other charges related to the redemption are included in the Company's 1994 Consolidated Statements of Operations for the year ended December 31, 1994.

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

Foreign currency forward contracts -- The Company enters into foreign currency forward contracts with a duration of up to 360 days as a hedge against liabilities denominated in various currencies. These contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the liabilities being hedged. At December 31, 1995, the total notional value of foreign currency forward contracts outstanding was $10.5 million. As of such date, the fair value of foreign currency forward contracts was not significant.

Gold contracts -- In order to protect itself against downward movements in gold prices, the Company hedges a portion of its recoverable proved and probable reserves primarily through forward sales contracts. At December 31, 1995, 51,865 ounces of gold, representing approximately 25% of the Company's recoverable proved and probable reserves, were sold forward under forward sales contracts that mature periodically through mid-1998, with a total notional value of $22.9 million. Because only a portion of its future production is currently sold forward, the Company can take advantage of increases, if any, in the spot price of gold. At December 31, 1995, the fair value of the Company's forward sales contracts amounted to $1.3 million.

Fuel contracts -- The Company has hedged a portion of its jet fuel requirements through a swap contract. At December 31, 1995, the notional value of the jet fuel swap, aggregating 11.2 million gallons, through mid-1996, was $5.8 million. In addition, the Company has entered into several commodity options transactions that are intended to protect against significant increases in jet fuel prices. These transactions aggregate 10.8 million gallons with a notional value of $6.5 million and are applicable throughout the first half of 1996. The Company has also entered into a collar transaction, applicable to 6.0 million gallons that provides for a minimum and maximum per gallon price. This transaction is settled monthly based upon the average of the high and low prices during each period.

The fair value of these fuel hedge transactions may fluctuate over the course of the contract period due to changes in the supply and demand for oil and refined products. Thus, the economic gain or loss, if any, upon settlement of the contracts may differ from the fair value of the contracts at an interim date. At December 31, 1995, the fair value of these contracts was not significant.

Interest rate contracts -- In connection with the aircraft leasing transactions by Burlington, the Company has entered into an interest rate swap agreement. This variable to fixed interest rate swap agreement has a notional value of $30 million and fixes the Company's interest rate at 7.05% until January 2, 1998. Given the decline in the base variable rate subsequent to when the agreement was entered into, the cost to the Company to terminate the agreement would have been $1.2 million on December 31, 1995.

In 1994, the Company entered into a standard three year variable to fixed interest rate swap on a portion of the Company's U.S. dollar term loan. This agreement fixed the Company's interest rate at 5% on initial borrowings of $40.0 million in principal. The principal amount to which the 5% interest rate applies declines periodically throughout the term of the agreement, and at December 31, 1995, this rate applied to borrowings of $25.0 million in principal. In addition, during 1995, the Company entered into two other variable to fixed interest rate swap agreements. One agreement fixes the Company's interest rate at 5.80% on $20.0 million in principal for a term of three years. The other agreement fixes the Company's interest rate at 5.66% for a term of 21 months on $10.0 million in principal, which increases to $20.0 million during the term.

CONTINGENT LIABILITIES
In April 1990, the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ("Tankport") in Jersey City, New Jersey, which operations were sold in 1983. Under the settlement agreement, the Company is obligated to pay 80% of the remediation costs. Based on data available to the Company and its environmental consultants, the Company estimates its portion of the cleanup costs on an undiscounted basis using existing technologies to be between $6.7 million and $16.4 million over a period of up to five years. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which cleanup will be conducted. The cleanup estimates have been modified from prior years' in light of cost inflation. The estimate of costs and the timing of payments could change as a result of changes to the remediation plan required, changes in the technology available to treat the site, unforseen circumstances existing at the site and additional cost inflation.

The Company commenced insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. In August 1995 the District

Court ruled on various Motions for Summary Judgment. In its decision, the Court found favorably for the Company on several matters relating to the comprehensive general liability policies but concluded that the pollution liability policies did not contain pollution coverage for the types of claims associated with the Tankport site. The Company has filed a notice of its intent to appeal the District Court's decision to the Third Circuit. Management and its outside legal counsel continue to believe, however, that recovery of a substantial portion of the cleanup costs will ultimately be probable of realization. Accordingly, management is revising its earlier belief that there is no net liability for the Tankport obligations, and it is the Company's belief that, based on estimates of potential liability and probable realization of insurance recoveries, the Company would be liable for approximately $1.4 million based on the Court's decision and related developments of New Jersey law.

CAPITALIZATION
On January 18, 1996, the shareholders of the Company approved the Brink's Stock Proposal, as described in Note 9, resulting in the modification of the capital structure of the Company to include an additional class of common stock. The outstanding shares of Pittston Services Group Common Stock ("Services Stock") were redesignated as Pittston Brink's Group Common Stock ("Brink's Stock") on a share-for-share basis, and a new class of common stock, designated as Pittston Burlington Group Common Stock ("Burlington Stock"), was distributed on the basis of one-half share of Burlington Stock for each share of Services Stock previously held by shareholders of record on January 19, 1996. The Pittston Brink's Group (the "Brink's Group") consists of the Brink's and BHS operations of the Company. The Pittston Burlington Group (the "Burlington Group") consists of the Burlington operations of the Company. The Pittston Minerals Group (the "Minerals Group") consists of the Coal and Mineral Ventures operations of the Company. The Company prepares separate financial statements for the Brink's, Burlington and Minerals Groups in addition to consolidated financial information of the Company.

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

Brink's Stock, Burlington Stock and Minerals Stock were designed to provide shareholders with separate securities reflecting the performance of the Brink's Group, Burlington Group and Minerals Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting any of the Groups.

The redesignation of the Company's common stock as Brink's Stock and the distribution of Burlington Stock and Minerals Stock as a result of the approval of the Brink's Stock and Services Stock Proposals did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. Holders of all three classes of stock are shareholders of the Company, which continues to be responsible for all its liabilities. Therefore, financial developments affecting the Brink's Group, the Burlington Group or the Minerals Group that affect the Company's financial condition could affect the results of operations and financial condition of all three Groups. The changes in the capital structure of the Company had no effect on the Company's total capital, except as to expenses incurred in the execution of the Brink's Stock and Services Stock Proposals. Since the approval of each Proposal, capitalization of the Company has been affected by the share activity related to each of the classes of common stock.

In 1993, the Board authorized the repurchase of up to 1,250,000 shares of Services Stock and 250,000 shares of Minerals Stock, not to exceed an aggregate purchase price of $43.0 million. In November 1995, the Board authorized, subject to shareholder approval of the Brink's Stock Proposal, a revised share repurchase program which allows for the purchase, from time to time, of up to 1,500,000 shares of Brink's Stock, 1,500,000 shares of Burlington Stock and 1,000,000 shares of Minerals Stock, not to exceed an aggregate purchase price of $45.0 million. Prior to the revised programs, 401,900 shares of Services Stock at an aggregate cost of $9.6 million were repurchased, of which 145,800 shares at a total cost of $3.4 million were repurchased in 1995 and 256,100 shares at a total cost of $6.2 million were repurchased in 1994. Under the share repurchase program in effect prior to the revised program, 117,300 shares of Minerals Stock at an aggregate cost of $1.7 million were repurchased, of which 78,800 shares at a total cost of $0.9 million were repurchased in 1995 and 19,700 shares at a total cost of $0.4 million were repurchased in 1994. No additional repurchases were made during the remainder of 1995 subsequent to the implementation of the revised program. The program to acquire shares remains in effect in 1996.

In January 1994, the Company issued $80.5 million (161,000 shares) of a new series of cumulative preferred stock, convertible into Minerals Stock. The cumulative convertible preferred stock, which is attributable to the Minerals Group, pays an annual cumulative dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefore, when, as and if declared by the Board, which commenced March 1, 1994, and bears a liquidation preference of $500 per share, plus an attributed amount equal to accrued and unpaid dividends thereon.

In 1994, the Board authorized the repurchase from time to time of up to $15 million of the new series of cumulative convertible preferred stock. In November 1995, the Board authorized an increase in the remaining authority to $15 million. Prior to the increased authorization, 24,700 shares at a total cost of $9.6 million had been repurchased, of which 16,400 shares at a cost of $6.3 million were repurchased in 1995. No additional share repurchases were made during the remainder of 1995 subsequent to the increased authorization. The program to acquire shares remains in effect in 1996.

As of December 31, 1995, debt as a percent of capitalization (total debt and shareholders' equity) was 25%, compared with 27% at December 31, 1994. The decrease in the debt ratio since December 1994 was due to the 17% increase in shareholders' equity compared to the 8% increase in total debt.

DIVIDENDS
The Board intends to declare and pay dividends on Brink's Stock, Burlington Stock and Minerals Stock based on the earnings, financial condition, cash flow and business requirements of the Brink's Group, Burlington Group and the Minerals Group, respectively. Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its public debt and bank credit agreements, losses by one Group could affect the Company's ability to pay dividends in respect of stock relating to the other Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount as defined in the Company's Articles of Incorporation. At December 31, 1995, the Available Minerals Dividend Amount was at least $24.9 million.

During 1995 and 1994, the Board declared and the Company paid dividends of 20 cents per share of Services Stock and 65 cents per share of Minerals Stock. At present, the annual dividend rate for Minerals stock is 65 cents per share and the initial dividend rates for Brink's Stock and Burlington Stock have been set at 10 cents per share and 24 cents per share, respectively. On an equivalent basis in 1995, the Company paid dividends of 9 cents per share on Brink's Stock and 22 cents per share on Burlington Stock.

In 1995 and 1994, dividends paid on the cumulative convertible preferred stock amounted to $4.4 million and $4.2 million, respectively. Preferred dividends included on the Company's Statements of Operations for the years ended December 31, 1995 and 1994, are net of $1.6 million and $0.6 million, respectively, which was the excess of the carrying amount of the preferred stock over the cash paid to holders of the stock for repurchases made during each year.

PENDING ACCOUNTING CHANGES
The Company is required to implement a new accounting standard, Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in 1996. SFAS No. 121 requires companies to review long-lived assets and certain identifiable intangibles to be held and used by an entity for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No.121 requires companies to utilize a two-step approach to determining whether impairment of such assets has occurred and, if so, the amount of such impairment. Although the Company is still reviewing the impact of adopting SFAS No. 121, it is estimated that the Company's Coal operations will incur a pretax charge to earnings of $25 to $30 million as of January 1, 1996.

The Company is required to implement a new accounting standard, SFAS No. 123, "Accounting for Stock Based Compensation", in 1996. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Although SFAS No. 123 encourages adoption of a fair value based method of accounting for all employee stock compensation plans, it allows entities to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" with disclosure of net income and earnings per share as if the fair value based method of accounting is applied. The Company expects to continue to account for its stock compensation plans according to APB No. 25 with the disclosure of the impact on net income and earnings per share as if the fair value based method of accounting were applied.

Pittston Brink's Group

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION


The financial statements of the Pittston Brink's Group (the "Brink's Group") include the balance sheets, results of operations and cash flows of the Brink's, Inc. ("Brink's") and Brink's Home Security Inc. ("BHS") operations of The Pittston Company (the "Company"), and a portion of the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The Brink's Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate allocations reflected in these financial statements are determined based upon methods which management believes to be an equitable allocation of such expenses and credits. The accounting policies applicable to the preparation of the Brink's Group's financial statements may be modified or rescinded at the sole discretion of the Company's Board of Directors (the "Board") without the approval of the shareholders, although there is no intention to do so.

The Company will provide to holders of the Pittston Brink's Group Common Stock ("Brink's Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the Brink's Group in addition to consolidated financial information of the Company. Notwithstanding the attribution of assets and liabilities (including contingent liabilities) between the Brink's Group and the Pittston Minerals Group (the "Minerals Group") and the Pittston Burlington Group (the "Burlington Group") for the purpose of preparing their financial statements, this attribution and the change in the capital structure of the Company as a result of the approval of the Brink's Stock and Services Stock Proposals, as described in the Company's proxy statements dated June 24, 1993 and December 15, 1995, respectively, did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. Holders of Brink's Stock are shareholders of the Company, which continues to be responsible for all its liabilities. Therefore, financial developments affecting the Brink's Group, the Minerals Group or the Burlington Group that affect the Company's financial condition could affect the results of operations and financial condition of all three Groups. Accordingly, the Company's consolidated financial statements must be read in connection with the Brink's Group's financial statements.

The following discussion is a summary of the key factors management considers necessary in reviewing the Brink's Group's results of operations, liquidity and capital resources. This discussion should be read in conjunction with the financial statements and related notes of the Company.

RESULTS OF OPERATIONS

The Brink's Group's net income amounted to $51.1 million in 1995, compared with the $41.5 million earned in 1994. Operating profit totaled $77.5 million, $10.0 million (15%) higher than the amount reported in 1994. Net income and operating profit were favorably impacted by improved operating results generated by the Brink's and BHS businesses. In 1995, net interest expense declined by $0.7 million, to $0.2 million, but the $3.5 million in other non-operating expense represented a $0.4 million increase over the 1994 level. Total revenues of $788.4 million amounted to a $131.4 million (20%) increase compared to the 1994 total, with Brink's increase accounting for $112.4 million and BHS's increase accounting for $19.0 million. Operating expenses and selling, general and administrative expenses increased by $116.4 million (20%) of which $104.4 million was incurred by Brink's and $11.9 million was incurred by BHS.

Net income for the Brink's Group for 1994 was $41.5 million compared with $31.7 million for 1993. Operating profit for 1994 was $67.5 million compared with $56.7 million in 1993. Each of the segments of the Brink's Group contributed to the increase in operating profit for the current year compared with the prior year. Revenues for 1994 increased $86.0 million compared with 1993, of which $65.1 million was from Brink's and $20.9 million was from BHS. Operating expenses and selling, general and administrative expenses for 1994 increased $74.2 million, of which $59.5 million was from Brink's and $14.9 million was from BHS.

BRINK'S

The following is a table of selected financial data for Brink's on a comparative basis:

                                             Years Ended December 31
(In thousands)                            1995        1994        1993
========================================================================
Revenues                                $659,459     547,046     481,904
Operating expenses                       533,109     438,851     387,751
Selling, general and administrative       84,507      74,398      66,044
- ------------------------------------------------------------------------
Total costs and expenses                 617,616     513,249     453,795
- ------------------------------------------------------------------------
Other operating income                       895       5,913       6,899
- ------------------------------------------------------------------------
Operating profit                        $ 42,738      39,710      35,008
========================================================================
Depreciation and amortization           $ 21,844      20,553      20,150
========================================================================
Cash capital expenditures               $ 22,415      22,312      21,150
========================================================================
Revenues:
  North America (United States
   and Canada)                          $379,230     337,641     300,728
  International subsidiaries             280,229     209,405     181,176
- ------------------------------------------------------------------------
Total revenues                          $659,459     547,046     481,904
========================================================================
Operating profit:
  North America (United States
   and Canada)                          $ 29,159      23,235      20,049
  International operations                13,579      16,475      14,959
- ------------------------------------------------------------------------
Total operating profit                  $ 42,738      39,710      35,008
========================================================================

Brink's 1995 operating profit of $42.7 million amounted to a $3.0 million (8%) increase over the $39.7 million operating profit recorded in 1994. Revenues increased by $112.4 million to $659.5 million, 21% higher than the 1994 level, and operating expenses and selling, general and administrative costs increased by $104.4 million to $617.6 million, a 20% increase over the prior year. Other operating income of $0.9 million in 1995, represented a $5.0 million decline from the amount reported in 1994, principally reflecting a reduction in equity income from unconsolidated foreign affiliates.

Revenue from North American (United States and Canada) operations totaled $379.2 million in 1995, $41.6 million (12%) higher than the 1994 level. North American operating profit amounted to $29.2 million, an increase of $5.9 million (25%) compared to the $23.2 million recorded in 1994. The favorable change in operating profit was largely attributable to improved results generated by the armored car business, which includes automated teller machine (ATM) servicing, as well as higher earnings from the diamond and jewelry and currency processing businesses, partially offset by a decline in profits from the air courier business.

Revenue from consolidated international subsidiaries increased by $70.8 million (34%) to $280.2 million in 1995, but operating profit from international subsidiaries and affiliates declined by 18%, to $13.6 million, from $16.5 million in the prior year. The increase in revenue principally reflects additional business volume and higher prices in Brazil, the favorable impact of the decline in the value of the U.S. dollar on foreign currency translation and the consolidation of Colombian operations as a result of Brink's acquiring a majority ownership of that company, in the third quarter of 1995. The decline in operating profit from international subsidiaries and affiliates principally was due to a $5.3 million deterioration in the reported results of Brink's Mexican affiliate (20% owned), with Brink's share of the company's results amounting to a $2.5 million loss in 1995 compared to a profit of $2.8 million in 1994. The Mexican affiliate's results in 1995 were adversely impacted by the devaluation of the local currency in December 1994, the decline in general economic conditions, high local interest rates and the costs associated with downsizing the company to focus on its core business. Operating profit in the Latin America region, which includes Mexico, decreased by $1.4 million in 1995 compared to the prior year, reflecting the decline in Mexican earnings, mostly offset by improved results in Brazil and higher reported earnings from Colombia. Brink's Brazil reported an operating profit of $5.3 million in 1995 compared to an operating profit of $3.2 million in the prior year. The increase in Colombia largely reflects the impact of the consolidation of results subsequent to Brink's acquisition of a majority ownership position in the company. Earnings declined by $2.6 million in the European region, while results in the Asian/Pacific region increased by $0.9 million.

Operating profit of Brink's increased $4.7 million to $39.7 million in 1994 from $35.0 million in 1993. An increase in revenues of $65.1 million was offset to a large extent by increases in operating expenses and selling, general and administrative expenses of $59.4 million and a decrease in other operating income of $1.0 million.

The increase in operating profit in 1994 was largely due to North American operations. Revenue from North American operations increased $36.9 million or 12% to $337.6 million and operating profit increased $3.2 million or 16% to $23.2 million. Air courier, diamond and jewelry, armored car, ATM servicing and coin wrapping operations each contributed to the increase in North American operating profit in 1994, while results for currency processing operations were essentially equal to the prior year.

In 1994, revenue from international subsidiaries increased $28.2 million or 16% to $209.4 million, while operating earnings from international subsidiaries and affiliates increased $1.5 million or 10% to $16.5 million, compared to 1993. Earnings in the Latin American region increased by $1.3 million, and the international diamond and jewelry business generated $0.6 million higher results while profits declined by $0.4 million in the European region. Latin America's earnings primarily benefited from a $1.8 million increase in Brazil's 1994 reported earnings as compared to 1993. Brazil's earnings in 1994 were augmented by the large volume of one-time special shipments of the new Brazilian currency and to a lesser extent from increased volume due to the growth of money in circulation. Results for Brazil in 1994 also included price increases obtained during the year to defray the substantially higher security costs made necessary by the dramatic increase in attacks on armored car service providers in Brazil. Brink's share of the equity in earnings from their Mexican affiliate (20% owned) of $2.8 million in 1994, was comparable to the 1993 level. These results were impacted by the local economic recession, and costs incurred to streamline the operation, including work force reductions. Results in Mexico for 1994 were not significantly impacted by the devaluation of the peso in late December 1994.

BHS
The following is a table of selected financial data for BHS on a comparative basis:

                                              Years Ended December 31
(Dollars in thousands)                    1995          1994           1993
=============================================================================
Revenues                               $ 128,936       109,947        89,049
Operating expenses                        66,575        59,334        46,203
Selling, general and administrative       22,855        18,181        16,446
- -----------------------------------------------------------------------------
Total costs and expenses                  89,430        77,515        62,649
- -----------------------------------------------------------------------------
Operating profit                       $  39,506        32,432        26,400
=============================================================================
Depreciation and amortization          $  21,028        17,817        14,357
=============================================================================
Cash capital expenditures              $  47,256        34,071        26,409
=============================================================================
Annualized service revenues (a)        $ 107,707        87,164        70,887
=============================================================================
Number of subscribers:
  Beginning of  period                   318,029       259,551       216,639
  Installations                           82,643        75,203        59,733
  Disconnects, net                       (22,013)      (16,725)      (16,821)
- -----------------------------------------------------------------------------
End of period                            378,659       318,029       259,551
=============================================================================

(a) Annualized service revenue is calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for monitoring, maintenance and related services.


Revenues for BHS increased by $19.0 million (17%) to $128.9 million in 1995 from $109.9 million in 1994. The increase in revenues was primarily from ongoing monitoring and service revenues caused by the 19% growth in the subscriber base. As a result of such growth, annualized service revenues in force at the end of 1995 grew 24% over the amount in effect at the end of 1994. The total amount of installation revenue grew slightly over the 1994 amount as revenue from increased installations was mostly offset by a reduction in revenue per installation. Revenue per installation decreased due to the competitive environment in the marketplace.

Operating profit of $39.5 million for 1995 represented an increase of $7.1 million (22%) compared to the $32.4 million earned in 1994. The increase in operating profits stemmed from the 21% growth in average subscribers in 1995, as compared to the prior year, and higher monitoring and service revenue, resulting from the growth in the subscriber base, which was only partially offset by increased account servicing and administrative expenses.

Installation and marketing costs incurred and expensed during 1995 increased $0.8 million in 1995 over the 1994 amount. However, as a result of the efficiencies generated by a larger recurring revenue base, the increase in installation expenses offset only a small portion of the increase in recurring margin such that operating profit as a percentage of revenue increased to 30.6% in 1995 from 29.5% in the prior year.

The subscriber base on December 31, 1995, totaled 378,700 customers, 19% higher than the balance at the end of the prior year. Annualized service revenues amounted to $107.7 million in December 1995, 24% higher than in the comparable period in 1994. The favorable change reflects the increased subscriber base as well as higher average monthly revenues, principally from customer service contracts.

BHS's revenues increased by $20.9 million (23%) in 1994 compared to the level recorded in 1993. The growth in revenues primarily reflected 22% higher monitoring and service revenues mainly due to a 21% increase in the average subscriber base. Accordingly, annualized service revenues at year-end 1994 were 23% higher than the level at the end of the prior year. Installation revenues increased by 29% in 1994 principally due to a 26% increase in new subscriber installations, partially offset by a reduction in revenue per installation.

Operating profit in 1994 amounted to $32.4 million, $6.0 million (23%) higher than the $26.4 million earned in 1993. The favorable change mainly reflected the 21% increase in the average subscriber base which was partially offset by an 8% increase in ongoing expenses for monitoring, account servicing and administration.

Installation and marketing costs incurred and expensed during 1994 increased by $1.2 million over the 1993 level. As a result, operating profit as a percentage of revenue remained unchanged at approximately 29.5%.

The increased monitoring revenue in 1995, as well as in 1994, was largely attributable to an expanding subscriber base. Although total costs, including installation and marketing expenses, increased as a result of the expanding subscriber base, such growth contributed to improved economies of scale and other cost efficiencies achieved in servicing BHS's subscribers. At year-end 1995, BHS had approximately 378,700 subscribers, 46% more than the year-end 1993 subscriber base. New subscribers totaled 82,600 in 1995, 75,200 in 1994, and 59,700 in 1993. As a result, BHS's average subscriber base increased by 21% in both 1995 and 1994, as compared with each prior year.

As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations to more accurately reflect subscriber installation costs included as capitalized installation costs, which added $5.2 million to operating profit in 1995 and $4.1 million in both 1994 and 1993. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel (in the amount of $3.1 million in 1995 and $2.6 million in 1994 and 1993) and costs incurred in maintaining facilities and vehicles dedicated to the installation process (in the amount of $2.1 million in 1995 and $1.5 million in 1994 and 1993). The increase in the amount capitalized, while adding to current period profitability comparisons, defers recognition of expenses over the estimated useful life of the installation. The additional subscriber installation costs which are currently capitalized were expensed in prior years for subscribers in those years. Because capitalized subscriber installation costs for periods prior to January 1, 1992, were not adjusted for the change in accounting principle, installation costs for subscribers in those years will continue to be depreciated based on the lesser amounts capitalized in those periods. Consequently, depreciation of capitalized subscriber installation costs in the current year and until such capitalized costs prior to January 1, 1992, are fully depreciated will be less than if such prior periods' capitalized costs had been adjusted for the change in accounting. However, the Company believes the effect on net income in 1995, 1994 and in 1993 was immaterial. While the amounts of the costs incurred which are capitalized vary based on current market and operating conditions, the types of such costs which are currently capitalized will not change. The change in the amount capitalized has no additional effect on current or future cash flows or liquidity.

FOREIGN OPERATIONS
A portion of the Brink's Group's financial results is derived from activities in several foreign countries, each with a local currency other than the U.S. dollar. Because the financial results of the Brink's Group are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The Brink's Group's international activity is not concentrated in any single currency, which limits the risks of foreign currency rate fluctuation. In addition, these rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The Brink's Group routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Company, on behalf of the Brink's Group, uses foreign currency forward contracts to hedge the risk associated with certain transactions denominated in currencies other than the functional currency. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. In addition, cumulative translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. A subsidiary in Brazil operates in such a highly inflationary economy.

Additionally, the Brink's Group is subject to other risks customarily associated with doing business in foreign countries, including economic conditions, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Brink's Group cannot be predicted.

CORPORATE EXPENSES
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Brink's Group based upon utilization and other methods and criteria which management believes to be equitable and a reasonable estimate of the cost attributable to the Brink's Group. These allocations were $4.8 million in 1995, $4.7 million in 1994 and $4.8 million in 1993, respectively.

OTHER OPERATING INCOME
Other operating income decreased $5.0 million to $0.9 million in 1995 from $5.9 million in 1994. Other operating income also decreased $1.0 million to $5.9 million in 1994 from $6.9 million in 1993. Other operating income principally includes the equity earnings of foreign affiliates. These earnings, which are attributable to equity affiliates of Brink's, amounted to $0.1 million in 1995, and $6.0 million in 1994, and $6.9 million in 1993, respectively. The decrease in 1995 compared with the prior year is due in large part to the $5.3 million unfavorable change in Brink's share of earnings from its affiliate in Mexico.

INTEREST EXPENSE
Interest expense for 1995 decreased $0.4 million to $2.1 million from $2.5 million in 1994 and decreased $0.2 million in 1994 from $2.7 million a year earlier.

OTHER INCOME (EXPENSE), NET
Other net expense increased by $0.4 million to a net expense of $3.5 million in 1995 from a net expense of $3.1 million in 1994. In 1994, other net expense decreased by $0.9 million to a net expense of $3.1 million from $4.0 million in 1993. Changes for the comparable periods are largely due to fluctuations in foreign translation losses.

INCOME TAXES
In 1995 and 1994, the provision for income taxes was less than the federal statutory rate of 35% primarily due to lower taxes on foreign income, partially offset by provisions for state income taxes. In 1993, the provision for income taxes exceeded the statutory federal income tax rate of 35% primarily because of provisions for state income taxes.


FINANCIAL CONDITION

A portion of the Company's corporate assets and liabilities has been attributed to the Brink's Group based upon utilization of the shared services from which assets and liabilities are generated, which management believes to be equitable and a reasonable estimate of the cost attributable to the Brink's Group.

Corporate assets which were allocated to the Brink's Group consisted primarily of pension assets and deferred income taxes and amounted to $47.0 million and $41.7 million at December 31, 1995 and 1994, respectively.

CASH PROVIDED BY OPERATING ACTIVITIES
Cash provided by operating activities totaled $90.8 million in 1995, increasing from $83.5 million in 1994. The net increase in 1995 compared with 1994 was largely due to the increase in net income and higher charges for depreciation and amortization, partially offset by higher requirements for operating assets and liabilities. Cash generated from operating activities exceeded cash requirements for investing and financing activities, including $12.2 million loaned to the Minerals Group and, as a result, cash and cash equivalents increased $1.8 million during 1995 to a year-end total of $22.0 million.

CAPITAL EXPENDITURES
Cash capital expenditures for 1995 totaled $69.8 million, of which $47.3 million was spent by BHS and $22.4 million was spent by Brink's. Cash capital expenditures totaled $56.4 million in 1994. Additional expenditures financed through capital and operating leases amounted to $16.2 million and $16.4 million in 1995 and 1994, respectively. In 1995, a substantial portion of the Brink's Group's total cash capital expenditures was attributable to BHS customer installations, principally representing expansion of the subscriber base. Of the total cash capital expenditures in 1995, $44.5 million or 64% related to these costs. Capital expenditures made by Brink's during 1995 were primarily for replacement and maintenance of current ongoing business operations.

FINANCING
Gross capital expenditures in 1996 are currently expected to amount to approximately $125 million, of which approximately $15 million is expected to be leased, $40 million higher than the 1995 level of gross expenditures. The increase is expected to result largely from expenditures at BHS, resulting from continued expansion of the subscriber base, and at Brink's from the CompuSafe business. The Brink's Group intends to fund such expenditures through cash flow from operating activities or through operating leases if the latter are financially attractive. Any shortfalls will be financed through the Company's revolving credit agreements or short-term borrowing arrangements or borrowings from the Burlington Group or the Minerals Group.

In March 1994, the Company entered into a $350.0 million credit agreement with a syndicate of banks (the "Facility"). The Facility included a $100.0 million five-year term loan, which originally matured in March 1999. The Facility also permitted additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million initially until March 1999. In March 1995, the Facility was amended to extend the maturity of the term loan to May 2000 and to permit the additional borrowings, repayments and reborrowings until May 2000. Interest on borrowings under the Facility is payable at rates based on prime, certificate of deposit, Eurodollar or money market rates. No portion of the total amount outstanding under the Facility at December 31, 1995 or at December 31, 1994 was attributed to the Brink's Group.

Under the terms of some of its debt instruments, the Company has agreed to various restrictions relating to the payment of dividends, the repurchase of capital stock, the maintenance of consolidated net worth, and the amount of additional funded debt which may be incurred. Allowable restricted payments for dividends and stock repurchases aggregated $251.9 million at December 31, 1995. Under the terms of the Facility, the Company has agreed to maintain at least $300.0 million of Consolidated Net Worth, as defined, and can incur additional indebtedness of approximately $450.0 million.

DEBT
Total debt outstanding for the Brink's Group amounted to $14.8 million at December 31, 1995 and $17.8 million at year-end 1994. The decline in debt in 1995 reflects the sufficiency of cash flow generated by operating activities to fund investing activities, lending to the Minerals Group, dividends and other share activity, and a modest increase in cash balances. At December 31, 1995, no portion of such debt was payable to either the Burlington Group or the Minerals Group. During 1994, cash generated from operations exceeded requirements for investing activities and as a result, net debt repayments totaled $10.1 million.

RELATED PARTY TRANSACTIONS

At December 31, 1995, the Minerals Group owed the Brink's Group $17.9 million, an increase of $12.2 million from the $5.7 million owed at December 31, 1994.

At December 31, 1995, the Brink's Group owed the Minerals Group $21.8 million for tax benefits, of which $14.0 million is expected to be paid within one year.

CONTINGENT LIABILITIES

Under the Coal Industry Retiree Health Benefit Act of 1992 (the "Health Benefit Act"), the Company and its majority-owned subsidiaries at July 20, 1992, including the Brink's Group are jointly and severally liable with the Minerals Group and the Burlington Group for the costs of health care coverage provided for by that Act. For a description of the Health Benefit Act and a calculation of certain of such costs, see Note 13 to the Company's consolidated financial statements. At this time, the Company expects the Minerals Group to generate sufficient cash flow to discharge its obligations under the Act.

In April 1990, the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ("Tankport") in Jersey City, New Jersey, which operations were sold in 1983. Under the settlement agreement, the Company is obligated to pay 80% of the remediation costs. Based on data available to the Company and its environmental consultants, the Company estimates its portion of the cleanup costs on an undiscounted basis using existing technologies to be between $6.7 million and $16.4 million over a period of up to five years. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which the cleanup will be conducted. The cleanup estimates have been modified from prior years in light of cost inflation. The estimate of costs and the timing of payments could change as a result of changes to the remediation plan required, changes in the technology available to treat the site, unforseen circumstances existing at the site and additional cost inflation.

The Company commenced insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. In August 1995 the District Court ruled on various Motions for Summary Judgment. In its decision, the Court found favorably for the Company on several matters relating to the comprehensive general liability policies but concluded that the pollution liability policies did not contain pollution coverage for the types of claims associated with the Tankport site. The Company has filed a notice of its intent to appeal the District Court's decision to the Third Circuit. Management and its outside legal counsel continue to believe, however, that recovery of a substantial portion of the cleanup costs will ultimately be probable of realization. Accordingly, management is revising its earlier belief that there is no net liability for the Tankport obligations, and it is the Company's belief that, based on estimates of potential liability and probable realization of insurance recoveries, the Company would be liable for approximately $1.4 million based on the Court's decision and related developments of New Jersey law.

CAPITALIZATION
On January 18, 1996, the shareholders of the Company approved the Brink's Stock Proposal, resulting in the modification of the capital structure of the Company to include an additional class of common stock. The outstanding shares of Pittston Services Group Common Stock ("Services Stock") were redesignated as Pittston Brink's Group Common Stock ("Brink's Stock") on a share-for-share basis, and a new class of common stock, designated as Pittston Burlington Group Common Stock ("Burlington Stock"), was distributed on the basis of one-half share of Burlington Stock for each share of Services Stock previously held by shareholders of record on January 19, 1996. As previously mentioned, the Brink's Group consists of the Brink's and BHS operations of the Company. The Pittston Burlington Group (the Burlington Group") consists the Burlington operations of the Company. The Pittston Minerals Group (the Minerals Group") consists of the Coal and Mineral Ventures operations of the Company. The approval of the Brink's Stock Proposal did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. The Company prepares separate financial statements for the Brink's, Burlington and Minerals Groups in addition to consolidated financial information of the Company.

On July 26, 1993, the Company's shareholders approved the Services Stock Proposal, as described in the Company's proxy statement dated June 24, 1993, which resulted in the reclassification of the Company's common stock. The outstanding shares of common stock of the Company were redesignated as Services Stock on a share-for-share basis and a second class of common stock, designated as Pittston Minerals Group Common Stock ("Minerals Stock"), was distributed on the basis of one-fifth of one share of Brink's Stock for each share of the Company's previous common stock held by shareholders of record on July 26, 1993.

Brink's Stock, Burlington Stock and Minerals Stock are designed to provide shareholders with separate securities reflecting the performance of the Brink's Group, the Burlington Group and the Minerals Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting any of the Groups.

The redesignation of the Company's common stock as Brink's Stock and the distribution of Burlington Stock and Minerals Stock as a result of the approval of the Brink's Stock and Services Stock Proposals did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. Holders of all three classes of stock are shareholders of the Company, which continues to be responsible for all its liabilities. Therefore, financial developments affecting the Brink's Group, the Burlington Group or the Minerals Group that affect the Company's financial condition could affect the results of operations and financial condition of all three Groups.

The changes in the capital structure of the Company had no effect on the Company's total capital, except as to expenses incurred in the execution of the Brink's Stock and Services Stock Proposals. Since the approval of each proposal, capitalization of the Company has been affected by the share activity related to each of the classes of common stock.

In 1993, the Board authorized the repurchase of up to 1,250,000 shares of Services Stock and 250,000 shares of Minerals Stock, not to exceed an aggregate purchase price of $43.0 million. In November 1995, the Board authorized, subject to shareholder approval of the Brink's Stock Proposal, a revised share repurchase program which allows for the purchase, from time to time, of up to 1,500,000 shares of Brink's Stock, 1,500,000 shares of Burlington Stock and 1,000,000 shares of Minerals Stock, not to exceed an aggregate purchase price of $45.0 million. Under the share repurchase program in effect prior to the revised program allowing for the purchase of Brink's Stock, 401,900 shares of Services Stock were repurchased at an aggregate cost of $9.6 million, of which 145,800 shares at an aggregate cost of $3.4 million were repurchased in 1995 and 256,100 shares at an aggregate cost of $6.2 million were repurchased in 1994. On an equivalent basis, repurchases totaled 401,900 shares at an aggregate cost attributed to the Brink's Group of $6.4 million, with repurchases of 145,800 shares at an attributed cost of $2.3 million in 1995 and 256,100 shares at an attributed cost of $4.2 million in 1994. No additional repurchases were made during the remainder of 1995 subsequent to the implementation of the revised program. The program to acquire shares in the open market remains in effect in 1996.

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

In 1994, the Board authorized the repurchase from time to time of up to $15 million of the new series of cumulative convertible preferred stock. In November 1995, the Board authorized an increase in the remaining authority to $15 million. Prior to the increased authorization, 24,700 shares at a total cost of $9.6 million were repurchased, of which 16,400 shares at a cost of $6.3 million were repurchased in 1995. No additional share repurchases were made during the remainder of 1995 subsequent to the increased authorization. The program to acquire shares remains in effect in 1996.

DIVIDENDS
The Board intends to declare and pay dividends on Brink's Stock based on the earnings, financial condition, cash flow and business requirements of the Brink's Group. Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its public debt and bank credit agreements, losses by the Minerals Group or the Burlington Group could affect the Company's ability to pay dividends in respect of stock relating to the Brink's Group.

During 1995 and 1994, on an equivalent basis, the Board declared and the Company paid dividends of 9 cents per share on Brink's Stock. The initial annual dividend on Brink's Stock has been set at 10 cents per share.

In 1995 and 1994, dividends paid on the cumulative convertible preferred stock were $4.4 million and $4.2 million, respectively.

PENDING ACCOUNTING CHANGES
The Brink's Group is required to implement a new accounting standard, Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in 1996. SFAS No. 121 requires companies to review long-lived assets and certain identifiable intangibles to be held and used by an entity for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No.121 requires companies to utilize a two-step approach to determining whether impairment of such assets has occurred and, if so, the amount of such impairment. Although the Brink's Group is still reviewing the impact of adopting SFAS No. 121, it is estimated that its adoption will not have any impact on the Brink's Group's financial statements as of January 1, 1996.

The Brink's Group is required to implement a new accounting standard, SFAS No. 123, "Accounting for Stock Based Compensation", in 1996. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Although SFAS No. 123 encourages adoption of a fair value based method of accounting for all employee stock compensation plans, it allows entities to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" with disclosure of net income and earnings per share as if the fair value based method of accounting is applied. The Brink's Group expects to continue to account for its stock compensation plans according to APB No. 25 with the disclosure of the impact on net income and earnings per share as if the fair value based method of accounting were applied.

Pittston Burlington Group
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION



The financial statements of the Pittston Burlington Group (the "Burlington Group") include the balance sheets, results of operations and cash flows of the Burlington Air Express, Inc. ("Burlington") operations of The Pittston Company ("the Company"), and a portion of the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The Burlington Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate allocations reflected in these financial statements are determined based upon methods which management believes to be an equitable allocation of such expenses and credits. The accounting policies applicable to the preparation of the Burlington Group's financial statements may be modified or rescinded at the sole discretion of the Company's Board of Directors (the "Board") without the approval of the shareholders, although there is no intention to do so.

The Company will provide to holders of the Pittston Burlington Group Common Stock ("Burlington Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the Burlington Group in addition to consolidated financial information of the Company. Notwithstanding the attribution of assets and liabilities (including contingent liabilities) between the Burlington Group and the Pittston Brink's Group (the "Brink's Group") and the Pittston Minerals Group (the "Minerals Group") for the purpose of preparing their financial statements, this attribution and the change in the capital structure of the Company as a result of the approval of the Brink's Stock and Services Stock Proposals, as described in the Company's proxy statements dated June 24, 1993 and December 15, 1995, respectively, did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. Holders of Burlington Stock are shareholders of the Company, which continues to be responsible for all its liabilities.

Therefore, financial developments affecting the Burlington Group, the Brink's Group or the Minerals Group that affect the Company's financial condition could affect the results of operations and financial condition of all three Groups. Accordingly, the Company's consolidated financial statements must be read in connection with the Burlington Group's financial statements.

The following discussion is a summary of the key factors management considers necessary in reviewing the Burlington Group's results of operations, liquidity and capital resources. This discussion should be read in conjunction with the financial statements and related notes of the Company.


RESULTS OF OPERATIONS

Net income for the Burlington Group for 1995 was $32.9 million, compared with $38.4 million in 1994. Operating profit totaled $54.0 million in 1995, compared with $64.6 million in 1994. Net income and operating profits in 1994 benefited from unusually strong operating profits due to substantial additional volumes of freight directed to Burlington during a nationwide trucking strike in the second quarter of 1994, which added an estimated $8 million to operating profit and $5 million to net income. Revenues for 1995 increased 16% compared with the prior year.

Operating expenses and selling, general and administrative expenses for 1995 increased $209.8 million or 18% over the 1994 level.

Net income for the Burlington Group for 1994 was $38.4 million compared with $15.5 million for 1993. Operating profit for 1994 was $64.6 million compared with $33.2 million in 1993. Revenues for 1994 increased $217.2 million compared with 1993. Operating expenses and selling, general and administrative expenses for 1994 increased $186.3 million.

BURLINGTON OPERATIONS

The following is a table of selected financial data for Burlington on a comparative basis:

(Dollars in thousands - except per               Years Ended December 31
pound/shipment amounts)                         1995          1994         1993
- -------------------------------------------------------------------------------
Revenues:
Airfreight
 Domestic U.S.                             $ 528,174       561,286      457,159
 International                               681,914       534,761      461,336
- -------------------------------------------------------------------------------
Total airfreight                           1,210,088     1,096,047      918,495
Other                                        204,733       119,237       79,584
- -------------------------------------------------------------------------------
Total revenues                             1,414,821     1,215,284      998,079

Operating expense                          1,245,721     1,043,895      865,587
Selling, general and administrative          113,210       105,371       97,332
- -------------------------------------------------------------------------------
Total costs and expenses                   1,358,931     1,149,266      962,919
- -------------------------------------------------------------------------------
Other operating income                         2,833         3,206        2,811
- -------------------------------------------------------------------------------
Operating profit:
 Domestic U.S.                                30,416        45,732       19,290
 International                                28,307        23,492       18,681
- -------------------------------------------------------------------------------
Operating profit                           $  58,723        69,224       37,971
===============================================================================
Depreciation and amortization              $  19,856        17,209       15,250
===============================================================================
Cash capital expenditures                  $  32,288        23,946       28,253
===============================================================================
Airfreight shipment growth rate (a)             5.7%          6.1%         4.3%
Airfreight weight growth rate (a):
 Domestic U.S.                                 (3.8%)        19.3%        12.5%
 International                                 25.3%         25.3%        15.8%
 Worldwide                                      9.6%         22.1%        14.3%
Worldwide airfreight weight
 (million pounds)                            1,368.1       1,248.5      1,020.4
===============================================================================
Worldwide airfreight shipments
 (thousands)                                   5,080         4,805        4,530
===============================================================================
Worldwide average airfreight:
 Yield (revenue per pound)                 $   0.885         0.878        0.900
 Revenue per shipment                      $     238           228          203
 Weight per shipment (pounds)                    269           260          225
===============================================================================


(a) Compared to the same period in the prior year.


Burlington's operating profit amounted to $58.7 million in 1995, a decline of $10.5 million (15%) from the level achieved in 1994, as the prior year's results benefited from significant additional domestic freight as a result of a nationwide trucking strike, which added an estimated $8 million to operating profit. Worldwide revenues increased by 16% to $1.4 billion from $1.2 billion in 1994. The $199.5 million growth in revenues principally reflects a 10% increase in worldwide airfreight pounds shipped as well as substantially higher non-airfreight revenues.

During 1995, worldwide airfreight revenues increased as a result of higher volumes and a slight increase in average yields (revenue per pound). Worldwide airfreight weight shipped increased by 10%, from 1,248.5 million pounds in 1994 to 1,368.1 million pounds in 1995. The average worldwide yield increased by less than 1%, exceeding $0.88 per pound reflecting a higher proportion of international volume. Operating and selling, general and administrative expenses increased by 18% over the 1994 level reflecting additional business volume as well as recently acquired foreign subsidiaries.

Domestic airfreight revenues decreased by 6% to $528.2 million from $561.3 million in the prior year. Domestic operating profit also declined from $45.7 million in 1994 to $30.4 million in 1995. Operating profit declined by 33% reflecting a 2% decrease in the average yield, 4% lower volume and modestly higher average transportation costs, partially offset by lower administrative costs. The volume decline was significantly impacted by the trucking strike in the second quarter of 1994, which served to increase substantially weight shipped in that period. Despite reduced domestic volumes and lower yields in 1995, Burlington's operating margins were favorably impacted by its ability to adjust its fleet, station and labor cost structure to its changing volume requirements.

In December 1995, Burlington agreed to provide continuation of airfreight services to the former customers of Roadway Global Air ("RGA"), which announced its exit from the airfreight business in November. At the end of 1995, Burlington continued its program of adapting its service and cost structure to meet seasonal domestic volume requirements by reducing temporarily its private fleet by four aircraft and otherwise reconfiguring its route system in anticipation of the traditionally weaker first quarter of the year.

International airfreight revenues of $681.9 million represented a $147.2 million (28%) increase over the $534.8 million reported in 1994. International operating profit amounted to $28.3 million in 1995, 20% higher than the 1994 level, principally due to a 25% favorable change in airfreight weight shipped and 2% higher average yields, partially offset by higher transportation costs. The increase in volume is mainly attributed to the growth in the world-wide flow of international airfreight and the expansion of company-owned operations. Burlington continued to expand its global operations in 1995 with new company operations in Denmark, Ireland, Italy, Mexico and Portugal. During the fourth quarter, Burlington entered into a joint venture in South Africa and acquired an ocean freight forwarder in Germany.

Revenues from other activities, primarily international, which include import transactions such as customs clearance and import related services, as well as ocean freight services, increased 72% or $85.5 million to $204.7 million, due to an increase in international shipment volume and a continued expansion of ocean freight services. In 1995, Burlington created a new independent business unit, Logistics Advantage'tm', to provide customers with cost-effective logistics solutions on a worldwide basis. The unit has warehouse locations in Toledo, Ohio; London, England and the Netherlands, as well as a new facility in Singapore.

Operating profit of Burlington increased $31.2 million to $69.2 million in 1994 from $38.0 million in 1993. Worldwide revenues rose 22% to $1.2 billion in 1994 from $998.1 million in the prior year. The $217.2 million increase in revenues resulted principally from higher volume in both domestic and international markets.

In 1994, increased revenues from higher volumes were partially offset by lower average yields. Total airfreight weight shipped worldwide increased 22% to 1,248.5 million pounds in 1994 from 1,020.4 million pounds a year earlier. Worldwide average airfreight yield decreased less than 2% or $0.02 to $0.88 in 1994 compared with a year earlier. Total operating expenses and selling, general and administrative expenses increased in 1994 compared with 1993 largely resulting from the increased volume of business.

Domestic U.S. operating profit of $45.7 million for 1994 benefited from volume increases compared to the prior year, a significant portion of which was from increased shipping levels. Such increases were aided by a strong economy and limited lift capacity available to forwarders. Higher volume, in part, also reflected the impact of the 24 day Teamsters strike in 1994. Domestic U.S. operating profit also benefited from growth in the market for heavy airfreight, increased market share, a shift in mix toward Burlington's premium next-day service, and, on a per pound basis, lower private fleet, common carriage and cartage costs. Increased capacity as a result of the fourth quarter 1993 expansion of Burlington's airfreight hub in Toledo, Ohio, as well as the 1994 fleet expansion assisted in increasing efficiency and provided additional capacity in existing and new next morning markets. Gains from increased business volume, including a 19% increase in domestic airfreight weight shipped, and efficiencies were partially offset by decreased average yields in 1994. Average yields continue to reflect a highly competitive pricing environment.

International operating profit of $23.5 million in 1994 increased 26% from the 1993 level. These operations benefited from a 25% increase in international airfreight weight shipped, partially offset by lower yields, additional costs incurred in connection with offering complete global logistics services, and startup costs incurred in providing services in additional foreign markets. Although export volumes increased during 1994, pricing for U.S. exports was adversely impacted by competitive pricing.

Revenues from other activities, primarily international, increased 50% or $39.7 million in 1994 compared to the 1993 level.

FOREIGN OPERATIONS
A portion of the Burlington Group's financial results is derived from activities in several foreign countries, each with a local currency other than the U.S. dollar. Because the financial results of the Burlington Group are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The Burlington Group's international activity is not concentrated in any single currency, which limits the risks of foreign currency rate fluctuation. In addition, these rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The Burlington Group routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Company, on behalf of the Burlington Group, uses foreign currency forward contracts to hedge the risk associated with certain transactions denominated in currencies other than the functional currency. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. In addition, cumulative translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period.

Additionally, the Burlington Group is subject to other risks customarily associated with doing business in foreign countries, including economic conditions, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Burlington Group cannot be predicted.

CORPORATE EXPENSES
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Burlington Group based upon utilization and other methods and criteria which management believes to be equitable and a reasonable estimate of the cost attributable to the Burlington Group. These allocations were $4.8 million, $4.7 million and $4.8 million in 1995, 1994 and 1993, respectively.

OTHER OPERATING INCOME
Other operating income decreased $0.4 million to $2.8 million in 1995 from $3.2 million in 1994 and increased $0.4 million in 1994 from $2.8 million in 1993. Other operating income principally includes foreign exchange translation gains and losses, and the changes for the comparable periods are due to fluctuations in such gains and losses.

INTEREST INCOME
Interest income increased $2.3 million to $4.4 million in 1995 from $2.1 million in 1994. The increase is primarily attributed to $3.4 million of interest income earned from amounts owed by the Minerals Group in 1995, as compared to $1.3 million earned in 1994.

INTEREST EXPENSE
Interest expense for 1995 increased $1.3 million to $5.1 million from $3.8 million in 1994. The increase in 1995 compared with 1994 was primarily due to significantly higher average borrowings, a significant portion of which resulted from the Burlington Group's expansion of international operations. Interest expense for 1994 decreased $2.3 million to $3.8 million from $6.1 million in 1993. The decrease in 1994 compared with

1993 was primarily due to significantly lower average borrowings, a portion of which resulted from the redemption in April 1994 of the Company's 9.2% Convertible Subordinated Debentures, which was attributed to the Burlington Group.

OTHER INCOME (EXPENSE), NET
In 1995, other net expense increased by $0.1 million to a net expense of $1.7 million. In 1994, other net expense increased $1.5 million compared to 1993 primarily reflecting $1.2 million of expenses recognized on the Company's redemption of its 9.2% Convertible Subordinated Debentures. Other changes for the comparable periods are largely due to fluctuations in foreign translation losses.

INCOME TAXES
In 1995, 1994 and 1993, the provision for income taxes exceeded the statutory federal income tax rate of 35% primarily due to provisions for state income taxes and goodwill amortization. In addition, in 1995 and 1994 the higher taxes were partially offset by lower taxes on foreign income.


FINANCIAL CONDITION
A portion of the Company's corporate assets and liabilities has been attributed to the Burlington Group based upon utilization of the shared services from which assets and liabilities are generated, which management believes to be equitable and a reasonable estimate of the cost attributable to the Burlington Group.

Corporate assets which were allocated to the Burlington Group consisted primarily of pension assets and deferred income taxes and amounted to $32.4 million at December 31, 1995 and $49.1 million at December 31, 1994.

CASH PROVIDED BY OPERATING ACTIVITIES
Cash provided by operating activities totaled $39.5 million in 1995, amounting to a decrease of $64.4 million from $103.8 million in 1994. The decline in such cash generation primarily reflects investment in the initial working capital requirements of recently acquired foreign subsidiaries as well as an increase in international revenues, which typically have longer payment terms.

CAPITAL EXPENDITURES
Cash capital expenditures for 1995 totaled $32.4 million and an additional $2.4 million of expenditures were made through capital and operating leases. Cash capital expenditures totaled $24.0 million in 1994 and an additional $1.0 million of expenditures were made through capital and operating leases. Capital expenditures made during 1995 included expenditures to support new airfreight stations and the implementation of new information systems as well as outlays for replacement and maintenance of current ongoing business operations.

OTHER INVESTING ACTIVITIES
Other investing activities, primarily outlays for aircraft heavy maintenance, required net funding of $19.6 million in 1995 compared to $16.0 million in the prior year. Cash outlays for heavy maintenance amounted to $22.4 million in 1995, $7.0 million higher than in 1994.

FINANCING
Gross capital expenditures in 1996 are currently expected to amount to approximately $65 million, of which $30 million is currently expected to be leased, $30 million higher than the 1995 level of gross expenditures. The increase is expected to result largely from expenditures at Burlington to support new airfreight stations and the implementation of new information systems. Burlington anticipates spending approximately $20 million on aircraft heavy maintenance in 1996. The Burlington Group intends to fund all such expenditures through cash flow from operating activities or through operating leases if the latter are financially attractive. Any shortfalls will be financed through the Company's revolving credit agreements, short-term borrowing arrangements or borrowings from the Brink's Group or the Minerals Group.

In March 1994, the Company entered into a $350.0 million credit agreement with a syndicate of banks (the "Facility"). The Facility included a $100.0 million five-year term loan, which originally matured in March 1999. The Facility also permitted additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million initially until March 1999. In March 1995, the Facility was amended to extend the maturity of the term loan to May 2000 and to permit the additional borrowings, repayments and reborrowings until May 2000. Interest on borrowings under the Facility is payable at rates based on prime, certificate of deposit, Eurodollar or money market rates. No portion of the total amount outstanding under the Facility at December 31, 1995 was attributed to the Burlington Group. At December 31, 1994, $23.4 million of the total amount outstanding under the Facility was attributed to the Burlington Group.

Under the terms of some of its debt instruments, the Company has agreed to various restrictions relating to the payment of dividends, the repurchase of capital stock, the maintenance of consolidated net worth, and the amount of additional funded debt which may be incurred. Allowable restricted payments for dividends and stock repurchases aggregated $251.9 million at December 31, 1995. Under the terms of the Facility, the Company has agreed to maintain at least $300.0 million of Consolidated Net Worth, as defined, and can incur additional indebtedness of approximately $450.0 million.

DEBT
Total debt outstanding for the Burlington Group amounted to $60.8 million at December 31, 1995 and $51.6 million at year-end 1994. At December 31, 1995 and December 31, 1994, no portion of such debt was payable to either the Brink's Group or the Minerals Group. During 1995 there was a net cash outflow before financing of $12.5 million. In addition, requirements for share activities of $4.4 million, lending to the Minerals Group of $0.9 million and a $7.5 million increase in cash balances resulted in requirements for external borrowings totaling $25.2 million. The Burlington Group's $23.4 million obligation under the Company's term loan was assumed by the Minerals Group at year end 1995 as a partial settlement of the Minerals Group payable to the Burlington Group. In addition, the year-end 1995 debt balance included debt assumed related to acquisitions and an increase in capital lease obligations.

During 1994, cash generated from operations was less than cash requirements for investing activities, lending to the Minerals Group, share activity and an increase in cash balances, and as a result, net cash required from external borrowings totaled $1.3 million.

RELATED PARTY TRANSACTIONS
At December 31, 1995, the Minerals Group owed the Burlington Group $19.9 million, a $22.6 million decrease from the $42.5 million owed at December 31, 1994, which reflects the Minerals Group's assumption of the Burlington Group's external debt mentioned above.

At December 31, 1995, the Burlington Group owed the Minerals Group $22.0 million for tax benefits, of which $14.0 million is expected to be paid within one year.

OFF-BALANCE SHEET INSTRUMENTS
The Burlington Group utilizes various off-balance sheet financial instruments, as discussed below, to hedge its foreign currency and other market exposures. The risk that counterparties to such instruments may be unable to perform is minimized by limiting the counterparties to major financial institutions. The Burlington Group does not expect any losses due to such counterparty default.

Foreign currency forward contracts--The Company enters into foreign currency forward contracts with a duration of 30 days as a hedge against accounts payable denominated in various currencies. These contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the payables being hedged. At December 31, 1995, the total contract value of foreign currency forward contracts outstanding was $6.2 million. As of such date, the fair value of the foreign currency forward contracts was not significant.

Fuel contracts--The Burlington Group has hedged a portion of its jet fuel requirements through a swap contract. At December 31, 1995, the notional value of the jet fuel swap, aggregating 11.2 million gallons, through mid-1996, was $5.8 million. In addition, the Company has entered into several commodity option transactions that are intended to protect against significant increases in jet fuel prices. These transactions, aggregate 10.8 million gallons with a notional value of $6.5 million and are applicable throughout the first half of 1996. The Company has also entered into a collar transaction applicable to 6.0 million gallons that provides a minimum and maximum per gallon price. This transaction is settled monthly based upon the average of the high and low prices during each period.

The fair value of these fuel hedge transactions may fluctuate over the course of the contract period due to changes in the supply and demand for oil and refined products. Thus, the economic gain or loss, if any, upon settlement of the contracts may differ from the fair value of the contracts at an interim date. At December 31, 1994, the fair value of these contracts was not significant.

Interest rate contracts--In connection with the aircraft leasing transactions by Burlington, the Company has entered into an interest rate swap agreement. The variable to fixed interest rate swap agreement has a notional value of $30 million and fixes the Company's interest rate at 7.05% until January 2,1998. Given the decline in the base variable rate subsequent to when the agreement was entered into, the cost to the Company to terminate the agreement would have been $1.2 million on December 31, 1995.

CONTINGENT LIABILITIES
Under the Coal Industry Retiree Health Benefit Act of 1992 (the "Health Benefit Act"), the Company and its majority-owned subsidiaries at July 20, 1992, including the Burlington Group are jointly and severally liable with the Minerals Group and the Brink's Group for the costs of health care coverage provided for by that Act. For a description of the Health Benefit Act and a calculation of certain of such costs, see Note 13 to the Company's consolidated financial statements. At this time, the Company expects the Minerals Group to generate sufficient cash flow to discharge its obligations under the Act.

In April 1990, the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ("Tankport") in Jersey City, New Jersey, which operations were sold in 1983. Under the settlement agreement, the Company is obligated to pay 80% of the remediation costs. Based on data available to the Company and its environmental consultants, the Company estimates its portion of the cleanup costs on an undiscounted basis using existing technologies to be between $6.7 million and $16.4 million over a period of up to five years. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which the cleanup will be conducted.

The cleanup estimates have been modified from prior years' in light of cost inflation. The estimate of costs and the timing of payments could change as a result of changes to the remediation plan required, changes in the technology available to treat the site, unforseen circumstances existing at the site and additional cost inflation.

The Company commenced insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. In August 1995 the District Court ruled on various Motions for Summary Judgment. In its decision, the Court found favorably for the Company on several matters relating to the comprehensive general liability policies but concluded that the pollution liability policies did not contain pollution coverage for the types of claims associated with the Tankport site. The Company has filed a notice of its intent to Appeal the District Court's decision to the Third Circuit. Management and its outside legal counsel continue to believe, however, that recovery of a substantial portion of the cleanup costs will ultimately be probable of realization. Accordingly, management is revising its earlier belief that there is no net liability for the Tankport obligations, and it is the Company's belief that, based on estimates of potential liability and probable realization of insurance recoveries, the Company would be liable for approximately $1.4 million based on the Court's decision and related developments of New Jersey law.

CAPITALIZATION
On January 18, 1996, the shareholders of the Company approved the Brink's Stock Proposal, resulting in the modification of the capital structure of the Company to include an additional class of common stock. The outstanding shares of Pittston Services Group Common Stock ("Services Stock") were redesignated as Pittston Brink's Group Common Stock ("Brink's Stock") on a share-for-share basis, and a new class of common stock, designated as Pittston Burlington Group Common Stock ("Burlington Stock"), was distributed on the basis of one-half share of Burlington Stock for each share of Services Stock previously held by shareholders of record on January 19, 1996. Pittston Brink's Group (the "Brink's Group") consists of the Brink's and BHS operations of the Company. As previously mentioned, the Burlington Group consists of the Burlington operations of the Company. Pittston Minerals Group (the "Minerals Group") consists of Coal and Mineral Ventures operations of the Company. The approval of the Brink's Stock Proposal did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. The Company prepares separate financial statements for the Minerals, Brink's and Burlington Groups in addition to consolidated financial information of the Company.

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

Brink's Stock, Burlington Stock and Minerals Stock are designed to provide shareholders with separate securities reflecting the performance of the Brink's Group, Burlington Group and Minerals Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting any of the Groups.

The redesignation of the Company's common stock as Brink's Stock and the distribution of Burlington Stock and Minerals Stock as a result of the approval of the Brink's Stock and Services Stock Proposals did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. Holders of all three classes of stock are shareholders of the Company, which continues to be responsible for all its liabilities. Therefore, financial developments affecting the Minerals Group, the Brink's Group or the Burlington Group that affect the Company's financial condition could affect the results of operations and financial condition of all three Groups. The change in the capital structure of the Company had no effect on the Company's total capital, except as to expenses incurred in the execution of the Brink's Stock and Services Stock Proposals. Since the approval of each proposal, capitalization of the Company has been effected by the share activity related to each of the classes of common stock.

In 1993, the Board authorized the repurchase of up to 1,250,000 shares of Services Stock and 250,000 shares of Minerals Stock, not to exceed an aggregate purchase price of $43.0 million. In November 1995, the Board authorized, subject to shareholder approval of the Brink's Stock Proposal, a revised share repurchase program which allows for the purchase, from time to time, of up to 1,500,000 shares of Brink's Stock, 1,500,000 shares of Burlington Stock and 1,000,000 shares of Minerals Stock, not to exceed an aggregate purchase price of $45.0 million. Under the share repurchase program in effect prior to the revised program allowing for the purchase of Burlington Stock, 401,900 shares of Services Stock were repurchased at an aggregate cost of $9.6 million, of which 145,800 shares at an aggregate cost of $3.4 million were repurchased in 1995 and 256,100 shares at an aggregate cost of $6.2 million were repurchased in 1994. On an equivalent basis, share repurchases totaled 200,950 at an aggregate cost attributed to the Burlington Group of $3.2 million, with repurchases of 72,900 shares at an attributed cost of $1.1 million in 1995 and 128,100 shares at an attributed cost of $2.0 million in 1994. No additional repurchases were made during the remainder of 1995 subsequent to the implementation of the revised program. The program to acquire shares in the open market remains in effect in 1996.

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

In 1994, the Board authorized the repurchase from time to time of up to $15 million of the new series of cumulative convertible preferred stock. In November 1995, the Board authorized an increase in the remaining authority to $15 million. Prior to the increased authorization, 24,700 shares at a total cost of $9.6 million were repurchased, of which 16,400 shares at a cost of $6.3 million were repurchased in 1995. No additional share repurchases were made during the remainder of 1995 subsequent to the increased authorization. The program to acquire shares remains in effect in 1996.

DIVIDENDS
The Board intends to declare and pay dividends on Burlington Stock based on the earnings, financial condition, cash flow and business requirements of the Burlington Group. Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its public debt and bank credit agreements, losses by the Minerals Group or the Brink's Group could affect the Company's ability to pay dividends in respect of stock relating to the Burlington Group.

During 1995 and 1994, the Board declared and the Company paid dividend shares of Services Stock on an equivalent basis of 22 cents per share on Burlington Stock. The initial annual dividend on Burlington Stock has been set at 24 cents per share.

In 1995 and 1995, dividends paid on the cumulative convertible preferred stock were $4.4 million and $4.2 million, respectively.

PENDING ACCOUNTING CHANGES
The Burlington Group is required to implement a new accounting standard, Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in 1996. SFAS No. 121 requires companies to review long-lived assets and certain identifiable intangibles to be held and used by an entity for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No.121 requires companies to utilize a two-step approach to determining whether impairment of such assets has occurred and, if so, the amount of such impairment. Although the Burlington Group is still reviewing the impact of adopting SFAS No. 121, it is estimated that its adoption will not have any impact on the Burlington Group's financial statements as of January 1, 1996.

The Burlington Group is required to implement a new accounting standard, SFAS No. 123, "Accounting for Stock Based Compensation", in 1996. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Although SFAS No. 123 encourages adoption of a fair value based method of accounting for all employee stock compensation plans, it allows entities to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" with disclosure of net income and earnings per share as if the fair value based method of accounting is applied. The Burlington Group expects to continue to account for its stock compensation plans according to APB No. 25 with the disclosure of the impact on net income and earnings per share as if the fair value based method of accounting were applied.

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

The Company will provide to holders of the Pittston Minerals Group Common Stock ("Minerals Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the Minerals Group in addition to consolidated financial information of the Company. Notwithstanding the attribution of assets and liabilities (including contingent liabilities) between the Minerals Group and the Pittston Brink's Group (the "Brink's Group") and the Pittston Burlington Group (the "Burlington Group") for the purpose of preparing their financial statements, this attribution and the change in the capital structure of the Company as a result of the approval of the Brink's Stock and Services Stock Proposals, as described in the Company's proxy statements dated June 24, 1993 and December 15, 1995, respectively, did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. Holders of Minerals Stock are shareholders of the Company, which continues to be responsible for all its liabilities. Therefore, financial developments affecting the Minerals Group, the Brink's Group or the Burlington Group that affect the Company's financial condition could affect the results of operations and financial condition of all three Groups. Accordingly, the Company's consolidated financial statements must be read in connection with the Minerals Group's financial statements.

The following discussion is a summary of the key factors management considers necessary in reviewing the Minerals Group's results of operations, liquidity and capital resources. This discussion should be read in conjunction with the financial statements and related notes of the Company.


RESULTS OF OPERATIONS

The Minerals Group earned $14.0 million of net income in 1995, compared to a net loss of $52.9 million in 1994. Results in 1994 included charges of $58.1 million and $90.8 million, affecting net income and operating profit, respectively, for asset writedowns and accruals for costs related to facility shutdowns at Coal operations. Notwithstanding the 1994 charges, net income increased by $8.8 million in 1995. This increase resulted from higher operating earnings primarily from sales of assets and a favorable litigation accrual as well as a significant tax benefit, offset in part by an increase in net interest expense and nonoperating expenses.

In 1994, the Minerals Group had a net loss of $52.9 million and an operating loss of $89.2 million. In 1993, the Minerals Group had a net loss of $33.0 million and an operating loss of $63.8 million. Net income and operating profit for 1994 included charges totaling $58.1 million and $90.8 million, respectively, attributable to Coal operations for asset writedowns and accruals for costs related to facility shutdowns. Net income and operating profit for 1993 reflected similar charges, in addition to including a litigation accrual, totaling $48.9 million and $78.6 million, respectively. Such charges in 1993 impacted both Coal and Mineral Ventures operating results. Net income and operating profit for 1994 compared with 1993 were positively impacted by improved results from Mineral Ventures operations. In addition to the impact of asset writedowns and other restructuring charges year to year, operating results for Coal operations declined for 1994 compared with 1993.

COAL
The following is a table of selected financial data for coal operations on a comparative basis:

                                                Years Ended December 31
(In thousands)                                    1995        1994         1993
===============================================================================
Net sales                                     $706,251     779,504      672,244

Cost of sales                                  683,621     760,966      632,777
Selling, general and administrative             22,415      26,294       26,752
Restructuring and other charges,
 including litigation accrual                       --      90,806       70,713
- -------------------------------------------------------------------------------
Total costs and expenses                       706,036     878,066      730,242
- -------------------------------------------------------------------------------
Other operating income                          22,916      15,111        9,752
- -------------------------------------------------------------------------------
Operating profit (loss)                       $ 23,131     (83,451)     (48,246)
================================================================================
Coal sales (tons):
 Metallurgical                                   8,447       9,884       11,675
 Utility and industrial                         15,949      18,198       10,277
- -------------------------------------------------------------------------------
Total coal sales                                24,396      28,082       21,952
================================================================================
Production/purchased (tons):
 Deep                                            3,982       4,857        7,061
 Surface                                        12,934      15,107        7,492
 Contract                                        1,941       2,364        2,521
- -------------------------------------------------------------------------------
                                                18,857      22,328       17,074
Purchased                                        6,047       5,826        4,533
- -------------------------------------------------------------------------------
Total                                           24,904      28,154       21,607
================================================================================


Coal operations' operating profit amounted to $23.1 million in 1995, compared to the $83.5 million operating loss recorded in 1994. Earnings in 1994 included $90.8 million of charges for asset writedowns and accruals for costs related to facility shutdowns. Excluding the charges for asset writedowns and accruals from the 1994 results, operating profits from coal operations increased by $15.8 million in 1995.

The Coal operations' operating profit, excluding restructuring and other charges, is analyzed as follows:

                                                    Years Ended December 31
(In thousands)                                      1995        1994        1993
================================================================================
Net coal sales                                  $702,864     777,758     650,972
Current production cost of coal sold             648,383     723,967     583,047
- --------------------------------------------------------------------------------
Coal margin                                       54,481      53,791      67,925
Non-coal margin                                      749         321       3,262
Other operating income (net)                      22,916      15,114       9,752
- --------------------------------------------------------------------------------
Margin and other income                           78,146      69,226      80,939
- --------------------------------------------------------------------------------
Other costs and expenses:
  Idle equipment and closed mines                  9,979       4,854       3,929
  Inactive employee cost                          22,621      30,723      27,791
  General and administrative                      22,415      26,294      26,752
- --------------------------------------------------------------------------------
Total Other costs and expenses                    55,015      61,871      58,472
- --------------------------------------------------------------------------------
Operating profit (before restructuring
  and other charges)                            $ 23,131       7,355      22,467
================================================================================
Coal margin per ton:
  Realization                                   $  28.81       27.70       29.65
  Current production costs                         26.58       25.78       26.56
- --------------------------------------------------------------------------------
Coal margin                                     $   2.23        1.92        3.09
================================================================================

Total coal margin of $54.5 million for 1995 increased by $0.7 million (1%) from 1994. As a $0.31 per ton (16%) increase in average margin more than offset a 13% decline in sales volume.

Sales volume of 24.4 million tons in 1995 was 3.7 million tons less than the
28.1 million tons sold in 1994. Steam coal sales decreased by 2.2 million tons to 15.9 million tons and metallurgical coal sales declined by 1.4 million tons to 8.4 million tons compared to the prior year. Steam coal sales represented 65% of total volume in 1995, as in 1994.

Coal margin per ton increased to $2.23 in 1995 from $1.92 for 1994 caused by a $1.11 (4%) per ton increase in realization partially offset by a $0.80 (3%) per ton increase in current production costs. However, coal margin remains significantly below the 1993 level. The average realization increase was largely due to an increase in metallurgical coal pricing. Export metallurgical coal prices increased substantially in the coal contract year which began on April 1, 1995, compared to the prior year level, with realizations generally increasing by $4.00 to $5.50 per metric ton, depending upon coal quality. Domestic steam coal markets continued to be depressed in 1995, with spot pricing at exceptionally low levels. However, the majority of Coal operations' steam coal sales were, in 1995, and continue to be sold under long term contracts. Coal operations is currently in negotiations with a majority of its metallurgical customers for the contract year which begins on April 1, 1996; to date, settlements have been reached with certain key customers for export metallurgical shipments reflecting price changes, ranging from a modest decrease to a modest increase, depending on coal quality. At this time, the weighted average price for all metallurgical coal shipments for the contract year beginning April 1, 1996 cannot be predicted.

The current production cost of coal sold increased over the 1994 level largely stemming from higher mining costs and an increase in the cost of purchased coal. Production in 1995 totaled 18.9 million tons, a 16% decrease compared to the
22.3 million tons produced in 1994, principally reflecting the scheduled reduction in underground mine production, during 1994 and early 1995, and the idling of surface steam coal mines. Current production costs benefited from a reduction in property taxes associated with certain properties. The property tax reduction was approximately $2.5 million in 1995 and will have an annual ongoing favorable impact of $2.0 million on costs. Surface production accounted for 70% and 69% of total production in 1995 and 1994, respectively. Productivity of 37 tons per man day represented a 5% increase over the 1994 level.

Results in 1996 are currently expected to reflect continued margin pressure. Cost pressures will reflect the severe winter weather, higher costs incurred by the mines in production, and higher purchased coal costs, which are expected to be mitigated in part by the anticipated modest price increases on contract steam coal sales.

Other operating income, primarily reflecting sales of properties and equipment and third party royalties, amounted to $22.9 million in 1995, $7.8 million higher than in 1994. The favorable change in 1995 primarily reflects additional income from property dispositions.

Idle equipment and closed mine costs increased by $5.1 million in 1995, primarily reflecting higher idle equipment costs due to the idling of two surface mines in 1995. Inactive employee costs, which primarily represent long term employee liabilities for pension and retiree medical costs, were reduced by $8.1 million to $22.6 million in 1995. Such a reduction primarily reflects the use of higher long term interest rates used to calculate the present value of the long term liabilities at the beginning of 1995 compared to those used in 1994. In addition, reduced costs reflected the continued decline in black lung claims and a $2.5 million benefit recorded from a favorable litigation decision which reduced previously expensed employee benefits. As a result of long term interest rates in early 1996 which were at or below the rates in the beginning of 1994, inactive employee costs are expected to approximate the 1994 level for 1996.

Selling, general and administrative costs declined by $3.9 million compared to the 1994 level. Expenses were reduced in 1995 as a result of cost control efforts, as well as the benefit from the full year impact of the consolidation of administrative functions subsequent to the acquisition in early 1994 of substantially all the coal mining operations and coal sales contracts of Addington Resources, Inc. ("Addington").

Coal operations had an $83.5 million operating loss in 1994 compared with an operating loss of $48.2 million in 1993. Results for 1994 included the operating results generated by the assets purchased in the Addington acquisition, which was consummated on January 14, 1994. The Coal operating loss in 1994 included $90.8 million of charges for asset writedowns and accruals for costs related to facilities which are being closed (further discussed below). In addition, operating results for 1994 reflected the adverse impact of the severe winter weather in early 1994 which particularly hampered surface mine production and river transportation. Operating profit in 1994 included other operating income primarily from third party royalties and sales of properties and equipment of $15.1 million compared with $9.8 million in 1993. The operating loss in 1993 included a $70.7 million charge related to mines which were closed at the end of 1993 or early 1994, including employee benefit costs and certain other noncash charges, together with the estimated liability in connection with previously reported litigation (the "Evergreen Case"), discussed later, brought against the Company and a number of its coal subsidiaries by the trustees of certain pension and benefit trust funds established under collective bargaining agreements with the United Mine Workers of America ("UMWA"). Operating profit in 1993 was also negatively impacted by a $1.8 million charge to settle litigation related to the moisture content of tonnage used to compute royalty payments to the UMWA pension and benefit funds during the period ending February 1, 1988.

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

In 1994, 31% of total production was derived from deep mines and 69% was derived from surface mines, compared with 54% and 46% of deep and surface mine production, respectively, in 1993.

Average coal margin, which was $1.92 per ton in 1994, decreased $1.17 or 38% from the 1993 level with a 7% or $1.95 per ton decrease in average realization, only partially offset by a 3% or $0.78 per ton decrease in average current production cost of coal sold. The higher percentage of steam coal sales and declines in export metallurgical coal prices contributed to the decline in average realization. The decrease in average cost was largely due to the shift to lower cost surface production. However, margins were negatively impacted by costs that continued at higher than expected levels, particularly at the operations acquired from Addington. In addition, adverse geological conditions were also encountered at one of the mines acquired from Addington.

Production and related costs in early 1994 were adversely impacted by the extreme cold weather and above-normal precipitation which resulted in a large number of lost production days and interruptions, which limited output efficiencies during periods of performance. Sales also suffered during this period due to lost loading days and were impeded by restricted road accessibility. Sales were further impacted by the lack of rail car availability and the disruption of river barge service initially due to frozen waterways and subsequently due to the heavy snow melt and rain, which raised the rivers above operational levels. The severe weather early in the year also reduced output from purchased coal suppliers, which hindered the ability to meet customer shipments during the period. In addition to weather related difficulties, operations in early 1994 were affected by lost business due to a utility customer's plant closure and production shortfalls due to the withdrawal of contract producers from the market.

Early in 1994, the metallurgical coal markets continued their long-term decline with significant price reductions negotiated between Canadian and Australian producers and Japanese steel mills. During the 1994 second quarter Coal operations reached agreement with its major Japanese steel customers for new three-year agreements (subject to annual price renegotiations) for metallurgical coal shipments. Such agreements replaced sales contracts which expired on March 31, 1994. Pricing under the new agreements for the coal year beginning April 1, 1994, was impacted by the price reductions accepted by foreign producers, but was largely offset by modifications in coal quality specifications which allows the Coal operation flexibility in sourcing and blending of coals.

The market for metallurgical coal, for much of the past fifteen years, has been characterized by weak demand from primary steel producers and intense competition from foreign coal producers, especially those in Australia and Canada. Metallurgical coal sales contracts typically are subject to annual price negotiations, which increase the risk of market forces. As a result of the continuing long-term decline in the metallurgical coal markets, which was further evidenced by the previously discussed significant price reductions in early 1994, Coal operations accelerated its strategy of decreasing its exposure to these markets. After a review of the economic viability of the remaining metallurgical coal assets in early 1994, management determined that four underground mines were no longer economically viable and should be closed resulting in significant economic impairment to three related preparation plants. In addition, it was determined that one surface steam coal mine, the Heartland mine, which provided coal to Alabama Power under a long-term sales agreement, would be closed due to rising costs caused by unfavorable geological conditions.

As a result of these decisions, Coal operations incurred pretax charges of $90.8 million ($58.1 million after tax) in the first quarter of 1994, which included a reduction in the carrying value of these assets and related accruals for mine closure costs. These charges included asset writedowns of $46.5 million which reduced the book carrying value of such assets to what management believes to be their net realizable value based on either estimated sales or leasing of such property to unrelated third parties. In addition, the charges included $3.8 million for required lease payments owed to lessors for machinery and equipment that would be idled as a result of the mine and facility closures. The charges also included $19.3 million for mine and plant closure costs which represented estimates of reclamation and other environmental costs to be incurred to bring the properties in compliance with federal and state mining and environmental laws. This accrual was required due to the premature closing of the mines. The accrual also included $21.2 million in contractually or statutorily required employee severance and other benefit costs associated with termination of employees at these facilities and costs associated with inactive employees at these facilities. Such employee benefits included severance payments, medical insurance, workers' compensation and other benefits and were calculated in accordance with contractually (collective bargaining agreements signed by certain coal subsidiaries included in the Coal operations) and legally required employee severance and other benefits. During the remainder of 1994, the Company paid $10.2 million of these liabilities, of which $1.5 million was for idled leased equipment; $5.3 million was for facility closure costs and $3.4 million was for employee-related costs.

Of the four underground mines, two ceased coal production in 1994. In 1994 the Coal operations reached agreement with Alabama Power Company to transfer the coal sales contract serviced by the Heartland mine to another location in West Virginia. The Heartland mine ceased coal production during 1994 and final reclamation and environmental work is substantially complete. At the beginning of 1994 there were approximately 750 employees involved in operations at these facilities and other administrative support. Employment at these facilities was reduced by 52% to approximately 360 employees at December 31, 1994 and by 81% to approximately 140 employees at December 31, 1995.

As discussed previously, the effects of this strategy have been to decrease Coal operations' exposure to the metallurgical coal markets and to increase its production and sales of lower cost surface minable steam coal. As previously mentioned, for 1995, steam coal sales amounted to approximately 65% of total coal sales, up from less than 50% in 1993. Production from surface mines increased to 70% of total production for 1995 as compared to 45% in 1993. In addition, metallurgical coal produced/ purchased decreased to 8.4 million tons versus 11.7 million tons when comparing 1995 to 1993.

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

The following table analyzes the changes in liabilities during the last three years for facility closure costs recorded as restructuring and other charges:

                                                                Employee
                                                      Mine  Termination,
                                          Leased       and       Medical
                                       Machinery     Plant           and
                                             and   Closure     Severance
                                       Equipment     Costs         Costs     Total
- -----------------------------------------------------------------------------------
Balance January 1, 1993 (a)              $1,146     35,499        35,413     72,058
Additions                                 2,782      1,598         6,267     10,647
Payments (b)                                836      8,663         7,463     16,962
- -----------------------------------------------------------------------------------
Balance December 31, 1993                 3,092     28,434        34,217     65,743
Additions                                 3,836     19,290        21,193     44,319
Payments (c)                              3,141      9,468        12,038     24,647
- -----------------------------------------------------------------------------------
Balance December 31, 1994                 3,787     38,256        43,372     85,415
Payments (d)                              1,993      7,765         7,295     17,053
Other reductions (e)                        576      1,508            --      2,084
- -----------------------------------------------------------------------------------
Balance December 31, 1995                $1,218     28,983        36,077     66,278
===================================================================================

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

(c) Of the total payments made, in 1994, $8,672 was for liabilities recorded in years prior to 1993, $5,822 was for liabilities recorded in 1993 and $10,153 was for liabilities recorded in 1994.

(d) Of the total payments made in 1995, $6,424 was for liabilities recorded in years prior to 1993, $2,486 was for liabilities recorded in 1993 and $8,143 was for liabilities recorded in 1994.

(e) These amounts represent the assumption of liabilities by third parties as a result of sales transactions.


During the next 12 months, expected cash funding of these charges is approximately $15 to $20 million. Management estimates that the remaining liability for leased machinery and equipment will be fully paid over the next year. The liability for mine and plant closure costs is expected to be satisfied over the next ten years, of which approximately 50% is expected to be paid over the next two years. The liability for employee related costs, which is primarily workers' compensation, is estimated to be 50% settled over the next four years with the balance paid during the following five to ten years.

On June 21, 1994, a successor collective bargaining agreement between the Coal operations' union companies and the UMWA was ratified by such companies' union employees, replacing the principal labor agreement which expired on June 30, 1994. The successor agreement will remain in effect until December 31, 1998. This agreement continues the basic principles and provisions established in the predecessor 1990 Agreement with respect to areas of job security, work rules and scheduling. The new agreement provides for, among other things, wage increases of $0.40 per hour on December 15 of each of the years 1994 to 1997 and includes improvements in certain employee benefit programs.

The strike by the UMWA against certain coal producers in the eastern United States, which lasted throughout a significant portion of 1993, was settled in late 1993. None of the operations of the Company's coal subsidiaries were involved in the strike. Although the supply of metallurgical coal was appreciably reduced as a result of the strike, Australian producers increased production to absorb the shortfall. The strike had little impact on Coal operating profits during 1993 since a large proportion of production was under contract. Coal operations benefited from improved spot prices for domestic steam coal on relatively small amounts of uncommitted tonnage available for this market.

In October 1992, the Coal Industry Retiree Health Benefit Act of 1992 (the "Health Benefit Act") was enacted as part of the Energy Policy Act of 1992. The Health Benefit Act established rules for the payment of future health care benefits for thousands of retired union mine workers and their dependents. Part of the burden for these payments was shifted by the Health Benefit Act from certain coal producers, which had a contractual obligation to fund such payments, to producers such as the Company which have collective bargaining agreements with the UMWA that do not require such payments and to numerous other companies which are no longer in the coal business. The Health Benefit Act established a trust fund to which "signatory operators" and "related persons", including the Company and certain of its coal subsidiaries (the "Pittston Companies") are obligated to pay annual premiums for assigned beneficiaries, together with a pro rata share for certain beneficiaries who never worked for such employers ("unassigned beneficiaries"), in amounts determined by the Secretary of Health and Human Services on the basis set forth in the Health Benefit Act. For 1995, 1994 and 1993, these amounts, on a pretax basis, were approximately $10.8 million, $11.0 million, and $9.1 million, respectively. The Company believes that the annual cash funding under the Health Benefit Act for the Pittston Companies' assigned beneficiaries will continue at approximately $10 million per year for the next several years and should begin to decline thereafter as the number of such assigned beneficiaries decreases.

Based on the number of beneficiaries actually assigned by the Social Security Administration, the Company estimates the aggregate pretax liability relating to the Pittston Companies' assigned beneficiaries remaining at December 31, 1995 at approximately $220 million, which when discounted at 7.5% provides a present value estimate of approximately $95 million.

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

In February 1990, the Pittston Coal Group companies and the UMWA entered into a collective bargaining agreement that resolved a labor dispute and related strike of Pittston Coal Group operations by UMWA-represented employees that began on April 5, 1989. As part of the agreement, the Pittston Coal Group companies agreed to make a $10 million lump sum payment to the 1950 Benefit Trust Fund and to renew participation in the 1974 Pension and Benefit Trust Funds at specified contribution rates. These aspects of the agreement were subject to formal approval by the trustees of the funds. The trustees did not accept the terms of the agreement and, therefore, payments were made to escrow accounts for the benefit of union employees. Under the new 1994 Agreement, the Pittston Coal Group companies agreed to continue participation in the 1974 Pension Plan at specified contribution rates, again subject to trustee approval. At this time, payments continue to be made to the escrow accounts for the benefit of union employees. The escrow accounts balances as of December 31, 1995 totaled $26.0 million.

In 1988, the trustees of certain pension and benefit trust funds (the "Trust Funds") established under collective bargaining agreements with the UMWA brought an action (the "Evergreen Case") against the Company and a number of its coal subsidiaries in the United States District Court for the District of Columbia, claiming that the defendants are obligated to contribute to such Trust Funds in accordance with the provisions of the 1988 and subsequent National Bituminous Coal Wage Agreements, to which neither the Company nor any of its subsidiaries is a signatory. In January 1992, the Court issued an order granting summary judgment in favor of the trustees on the issue of liability, which was thereafter affirmed by the Court of Appeals. In June 1993, the United States Supreme Court denied a petition for a writ of certiorari. The case was remanded to District Court where damage and other issues were to be decided. In September 1993, the Company filed a motion seeking relief from the District Court's grant of summary judgment based on, among other things, the Company's allegation that plaintiffs improperly withheld evidence that directly refutes plaintiffs' representations to the District Court and the Court of Appeals in this case. In December 1993, that motion was denied. The Company, following the District Court's ruling in December 1993, recognized in 1993 in its financial statements for the Minerals Group the potential liability that might have resulted from an adverse judgment in the Evergreen Case. On May 23, 1994, the trustees filed a Motion for Entry of Final Judgment seeking approximately $71.1 million in delinquent contributions, interest and liquidated damages through May 31, 1994, plus approximately $17 thousand additional interest and liquidated damages for each day between May 31, 1994 and the date of entry of final judgment, plus on-going contributions to the 1974 Pension Plan. The Company opposed this motion. No decision on this motion of final judgment was entered.

In furtherance of its ongoing effort to identify other available legal options for seeking relief from what it believes to be an erroneous finding of liability in the Evergreen Case, the Company has filed suit against the Bituminous Coal Operators Association ("BCOA") and others to hold them responsible for any damages sustained by the Company as a result of the Evergreen Case. In December 1994, the District Court ordered the Evergreen Case as well as related cases filed against other coal companies, and the BCOA case, be submitted to mediation before a federal judge in an effort to obtain a settlement.

In late March 1996 a settlement was reached in these cases, including the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows: approxiamtely $25.8 million upon dismissal of the Evergreen Case and the remainder of $24.0 million in installments of $7.0 million in 1996 and $8.5 million in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Company. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan. The BCOA case and a separate case against the UMWA have also been dismissed.

As a result of the settlement of these cases, the Company expects to record a pretax gain of approximately $35 million in the first quarter of 1996 in its financial statements for the Minerals Group.

MINERAL VENTURES
The following is a table of selected financial data for Mineral Ventures on a comparative basis:

(Dollars in thousands, except                       Years Ended December 31
per ounce data)                                   1995         1994        1993
================================================================================
Net sales                                     $ 16,600       15,494      14,845

Cost of sales                                   12,674       10,620      12,902
Selling, general and administrative              3,571        3,910       2,819
Restructuring and other charges                     --           --       7,920
- --------------------------------------------------------------------------------
Total costs and expenses                        16,245       14,530      23,641
Other operating income (expense)                  (148)         170         494
- --------------------------------------------------------------------------------
Operating profit (loss)                       $    207        1,134      (8,302)
================================================================================
Stawell Gold Mine:
Mineral Ventures's 50% direct
 share ounces sold                              40,300       38,600      36,200
Average realized gold price
 per ounce (US$)                              $    400          399         364
================================================================================


Mineral Ventures earned an operating profit of $0.2 million in 1995, amounting to a decrease of $0.9 million from the level reported in 1994. The unfavorable change principally reflects lower profits generated by the Stawell Gold Mine in western Victoria, Australia, which experienced adverse geological conditions in 1995, causing temporarily lower produced ore grades and higher production costs. Mineral Ventures has a 67% net equity interest in the Stawell mine and its adjacent exploration acreage. Mineral Ventures' share of Stawell operating profit amounted to $4.3 million in 1995, $0.7 million less than in 1994. Stawell produced a total of 81,200 ounces of gold in 1995, 4% higher than the 78,000 ounces produced in 1994. Mineral Ventures is continuing exploration projects in Nevada and Australia with its joint venture partner.

At December 31, 1995, remaining proven and probable gold reserves at the Stawell mine were estimated at 408,000 recoverable ounces. The joint venture also has exploration rights in the highly prospective district around the mine.

In addition, Mineral Ventures has a 17% indirect interest in the Silver Swan base metals property in Western Australia. Reserves are currently estimated at 440,000 metric tons of ore graded at 14% nickel, with minor cobalt and arsenic values, and are anticipated to increase as a result of current exploration efforts. Feasibility studies at Silver Swan are well advanced, and mining is currently expected to commence in mid-1997.

Mineral Ventures reported operating income of $1.1 million for 1994 compared with an operating loss of $8.3 million for 1993. Operating results in 1993 included a $7.9 million charge related to the writedown of the company's investment in the Uley graphite mine in Australia. Although reserve drilling of the Uley property indicated substantial graphite deposits, graphite prices which remained significantly below the level prevailing at the start of the project, processing difficulties and an analysis of various technical and marketing conditions affecting the project resulted in the determination that the assets had been impaired and that loss recognition was appropriate. Excluding the $7.9 million charge, Mineral Ventures operations incurred a $0.4 million operating loss in 1993. Operating results for 1994 and 1993 also reflected production from the Stawell gold mine. In 1994 and 1993, the Stawell mine produced 78,000 ounces and 73,800 ounces of gold, respectively, with Mineral Ventures' share of the operating profit amounting to $5.0 million and $4.9 million, in 1994 and 1993, respectively. The contribution to operating profit from the Stawell mine in both 1994 and 1993 was offset by exploration expenditures related chiefly to other potential gold mining projects in addition to administrative overhead. Operating results for 1994 were also impacted by higher operating costs incurred as a result of an operator accident at Stawell which occurred early in the year.

CORPORATE EXPENSES
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Minerals Group based upon utilization and other methods and criteria which management believes to be equitable and a reasonable estimate of the cost attributable to the Minerals Group. These allocations were $7.3 million, $6.8 million and $7.2 million in 1995, 1994 and 1993, respectively.

OTHER OPERATING INCOME
Other operating income increased $7.5 million to $22.8 million in 1995 from $15.3 million in 1994 and increased $5.0 million in 1994 from $10.3 million in 1993. Other operating income for the Minerals Group principally includes royalty income and gains and losses from sales of coal assets. The increase in 1995 compared to 1994 was largely due to increased income from sales of coal assets.

OTHER INCOME (EXPENSE), NET
Other income (expense), net was a net expense of $1.1 million, $0.9 million and $0.5 million in 1995, 1994 and 1993, respectively.

INTEREST EXPENSE
Interest expense in 1995 increased $4.0 million to $10.5 million from $6.5 million in 1994 and increased $5.2 million in 1993 from $1.3 million in 1993. Interest expense increased in 1995 due to higher average borrowings under revolving credit and term loan facilities resulting from the full year impact of the Addington acquisition. Interest expense in 1993 included interest assessed on settlement of coal litigation related to the moisture content of tonnage used to compute royalty payments to UMWA pension and benefit funds. Interest expense in 1995, 1994 and 1993 included a portion of the Company's interest expense related to borrowings from the Company's revolving credit lines which was attributed to the Minerals Group. The amount of interest expense attributed to the Minerals Group for 1995, 1994 and 1993 was $6.3 million, $4.4 million and $0.4 million, respectively.

INCOME TAXES
In 1995 a credit for income taxes was recorded despite the Minerals Group's generation of a pretax profit, due to the tax benefits of percentage depletion. In 1994 and 1993, the credit for income taxes was higher than the amount that would have been recognized using the statutory federal income tax rate of 35% due to the tax benefits of percentage depletion and a reduction in the valuation allowance for deferred tax assets. In addition, in 1993, the Minerals Group benefited from favorable adjustments to deferred tax assets as a result of the increase in the statutory U.S. federal income tax rate.


FINANCIAL CONDITION

A portion of the Company's corporate assets and liabilities has been attributed to the Minerals Group based upon utilization of the shared services from which assets and liabilities are generated, which management believes to be equitable and a reasonable estimate of the cost attributable to the Minerals Group.

Corporate assets which were allocated to the Minerals Group consisted primarily of pension assets and deferred income taxes and amounted to $77.5 million and $84.0 million at December 31, 1995 and 1994, respectively.

CASH PROVIDED BY OPERATING ACTIVITIES
Cash provided by operating activities amounted to $26.3 million in 1995 compared to cash requirements of $33.2 million in 1994. The $59.5 million improvement reflected a $67.0 million increase in net income and a $12.9 million decrease in funding requirements for operating assets and liabilities, despite an $11.8 million increase in coal inventories, partially offset by a $20.4 million reduction in net noncash charges and credits. In addition, cash flow in 1995 benefited from the sale of $5.2 million of accounts receivable at year-end. Cash flow from operating activities in 1995 and 1994 was also positively impacted for tax payments received from the Burlington and Brink's Groups, in the amounts of $21.5 million and $13.5 million, respectively. Such payments represent Minerals Group tax benefits utilized by the Burlington and Brink's Group and settled in accordance with the Company's tax sharing policy. Funding requirements for long-term inactive employee liabilities amounted to $48.6 million in 1995, compared to $53.5 million in 1994.

Cash flow from operations was adversely impacted in 1994 by the funding requirements related to the integration of operating activities of Addington, which required cash to finance initial working capital needs. Net income, noncash charges and changes in operating assets and liabilities in 1994 were also significantly impacted by an after-tax charge for writedowns and accruals for facility shutdowns of $58.1 million. The cash impact of the charge amounted to $10.2 million in 1994 and $8.1 million in 1995. Of the total $90.8 million of

1994 pretax charges, $46.5 million was for noncash writedowns of assets and the remainder represents liabilities which are expected to be paid over the next several years. In addition, during 1995, $8.9 million was paid for similar charges reported in prior periods. As discussed under Coal operations, funding requirements for these charges are expected to be approximately $15 to $20 million during the next 12 months.

The Minerals Group intends to fund any cash requirements during 1996 with anticipated cash flows from operations, with shortfalls, if any, financed through borrowings under the Company's revolving credit agreements or borrowings from the Brink's or Burlington Groups.

Cash generated by the Minerals Group's operating activities exceeded cash required for net investing activities and net share activities and, as a result, the Minerals Group reduced debt, including amounts owed to the Burlington and Brink's Groups, by $4.0 million in 1995.

CAPITAL EXPENDITURES
Cash capital expenditures totaled $22.3 million for 1995. An additional $8.7 million of expenditures were made in 1995 through capital and operating leases which were predominately for surface mining equipment. Approximately 92% of the gross capital expenditures in 1995 were incurred in the Coal segment. The majority of expenditures were for replacement and maintenance of current ongoing business operations. Gross expenditures made by Mineral Ventures operations approximated 8% of the Minerals Group's total capital expenditures and were primarily costs incurred for project development.

Cash capital expenditures for 1995 were fully funded by cash flow from operating activities.

OTHER INVESTING ACTIVITIES
Other investing activities provided net cash of $16.7 million in 1995, principally due to $18.9 million in proceeds from dispositions of coal assets. In 1994, other investing activities required funding of $145.1 million, primarily due to the $157.3 million Addington acquisition, partially offset by $5.6 million in proceeds from coal asset dispositions.

All other investing activities in 1994 used net cash of $145.1 million. In January 1994, the Company paid $157.3 million in cash for the acquisition of substantially all the coal mining operations and coal sales contracts of Addington. The purchase price of the acquisition was financed through the issuance of $80.5 million of a new series of preferred stock, which is convertible into Pittston Minerals Group Common Stock, and additional borrowings under credit agreements. Other investing activities also included $8.4 million of cash received in 1994 from the December 1993 sale of the majority of the assets of a captive mine supply company. Disposal of property, plant and equipment provided $5.6 million in cash in 1994.

FINANCING
Gross capital expenditures in 1996 are currently expected to total approximately $65 million in 1996, of which approximately $35 million is currently expected to be leased, $35 million higher than the 1995 level of gross expenditures. The increase mainly reflects a higher level of capital at existing mines as well as investment in new operations. The Minerals Group intends to fund such expenditures through cash flow from operating activities or through operating leases if the latter are financially attractive. Any shortfalls will be financed through the Company's revolving credit agreements or borrowings from the Brink's and Burlington Groups.

In March 1994, the Company entered into a $350.0 million credit agreement with a syndicate of banks (the "Facility"). The Facility included a $100.0 million five-year term loan, which originally matured in March 1999. The Facility also permitted additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million initially until March 1999. In March 1995, the Facility was amended to extend the maturity of the term loan to May 2000 and to permit the additional borrowings, repayments and reborrowings until May 2000. Interest on borrowings under the Facility is payable at rates based on prime, certificate of deposit, Eurodollar or money market rates. At December 31, 1995 and 1994, borrowings under the Facility totaling $100.0 million and $86.0 million, respectively, were attributed to the Minerals Group.

Under the terms of some of its debt instruments, the Company has agreed to various restrictions relating to the payment of dividends, the repurchase of capital stock, the maintenance of consolidated net worth, and the amount of additional funded debt which may be incurred. Allowable restricted payments for dividends and stock repurchases aggregated $251.9 million at December 31, 1995. Under the terms of the Facility, the Company has agreed to maintain at least $300.0 million of Consolidated Net Worth, as defined, and can incur additional indebtedness of approximately $450.0 million.

DEBT
At December 31, 1995, total debt outstanding for the Minerals Group amounted to $139.9 million, of which $19.9 million was payable to the Burlington Group and $17.9 million was payable to the Brink's Group. At December 31, 1995, $100.0 million of the Company's long-term debt was attributed to the Minerals Group. The debt primarily relates to the Minerals Group's Addington acquisition in 1994, which was refinanced with a five-year term loan under the Facility.

A $23.4 million portion of the Mineral Group's obligation to the Burlington Group was settled at year-end 1995 through the assumption of a like amount of the Burlington Group's obligation under the Company's term loan.

RELATED PARTY TRANSACTIONS
At December 31, 1995, the Minerals Group owed the Brink's Group $17.9 million, an increase of $12.2 million from the $5.7 million owed at December 31, 1994. The Minerals Group also owed the Burlington Group $19.9 million, $22.6 million less than the prior year-end amount, which reflects the assumption of the Burlington Group's external debt mentioned above.

At year-end 1995, the Brink's Group owed the Minerals Group $21. 8 million for tax benefits, of which $14.0 million is expected to be paid within one year. Also at December 31, 1995, the Burlington Group owed the Minerals Group $22.0 million for tax benefits, of which $14.0 million is expected to be paid in one year.

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

Gold contracts--In order to protect itself against downward movements in gold prices, the Minerals Group hedges a portion of its recoverable proved and probable reserves primarily through forward sales contracts. At December 31, 1995, 51,865 ounces of gold, representing approximately 25% of the Minerals Group's recoverable proved and probable reserves, were sold forward under forward sales contracts that mature periodically through mid-1998, with a notional value of $22.9 million. Because only a portion of its future production is currently sold forward, the Minerals Group can take advantage of increases, if any, in the spot price of gold. At December 31, 1995, the fair value of the Minerals Group's forward sales contracts amounted to $1.3 million.

Foreign currency forward contracts--The Minerals Group enters into foreign currency forward contracts with a duration of up to 360 days as a hedge against liabilities denominated in various currencies. These contracts do not subject the Company to risk due to exchange rate movements because gains and loses on these contracts offset losses and gains on the liabilities being hedged. At December 31, 1995, the total notional value of foreign currency forward contracts outstanding was $4.3 million. As of such date, the fair value of the foreign currency forward contracts was not significant.

Interest rate contracts--In 1994, the Company entered into a standard three year variable to fixed interest rate swap agreement on a portion of the Company's U.S. dollar term loan. This agreement fixed the Company's interest rate at 5% on initial borrowings of $40.0 million in principal. The principal amount to which the 5% interest rate applies declines periodically throughout the term of the agreement, and at December 31, 1995, this rate applied to borrowings of $25.0 million in principal. In addition, during 1995, the Company entered into two other variable to fixed interest rate swap agreements. One agreement fixes the Company's interest rate at 5.80% on $20.0 million in principal for a term of three years. The other agreement fixes the Company's interest rate at 5.66% for a term of 21 months on $10.0 million in principal, which increases to $20.0 million during the term. These agreements have been attributed to the Minerals Group.

CONTINGENT LIABILITIES
In April 1990, the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ("Tankport") in Jersey City, New Jersey, which operations were sold in 1983. Under the settlement agreement, the Company is obligated to pay 80% of the remediation costs.

Based on data available to the Company and its environmental consultants, the Company estimates its portion of the cleanup costs on an undiscounted basis using existing technologies to be between $6.7 million and $16.4 million over a period of up to five years. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which the cleanup will be conducted. The cleanup estimates have been modified from prior years' in light of cost inflation. The estimate of costs and the timing of payments could change as a result of changes to the remediation plan required, changes in the technology available to treat the site, unforseen circumstances existing at the site and additional cost inflation.

The Company commenced insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. In August 1995 the District Court ruled on various Motions for Summary Judgment. In its decision, the Court found favorably for the Company on several matters relating to the comprehensive general liability policies but concluded that the pollution liability policies did not contain pollution coverage for the types of claims associated with the Tankport site. The Company has filed a notice of its intent to appeal the District Court's decision to the Third Circuit. Management and its outside legal counsel continue to believe, however, that recovery of a substantial portion of the cleanup costs will ultimately be probable of realization. Accordingly, management is revising its earlier belief that there is no net liability for the Tankport obligations, and it is the Company's belief that, based on estimates of potential liability and probable realization of insurance recoveries, the Company would be liable for approximately $1.4 million based on the Court's decision and related developments of New Jersey law.

CAPITALIZATION
On January 18, 1996, the shareholders of the Company approved the Brink's Stock Proposal, resulting in the modification of the capital structure of the Company to include an additional class of common stock. The outstanding shares of Pittston Services Group Common Stock ("Services Stock") were redesignated as Pittston Brink's Group Common Stock ("Brink's Stock") on a share-for-share basis, and a new class of common stock, designated as Pittston Burlington Group Common Stock ("Burlington Stock"), was distributed on the basis of one-half share of Burlington Stock for each share of Services Stock previously held by shareholders of record on January 19, 1996. The Pittston Brink's Group (the "Brink's Group") consists of the Brink's and BHS operations of the Company. The Pittston Burlington Group (the "Burlington Group") consists of the Burlington operations of the Company. As previously mentioned, the Minerals Group consists of the Coal and Mineral Ventures operations of the Company. The approval of the Brink's Stock Proposal did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. The Company prepares separate financial statements for the Minerals, Brink's and Burlington Groups in addition to consolidated financial information of the Company.

On July 26, 1993, the Company's shareholders approved the Services Stock Proposal, as described in the Company's proxy statement dated June 24, 1993, which resulted in the reclassification of the Company's common stock. The outstanding shares of common stock of the Company were redesignated as Services Stock on a share-for-share basis and a second class of common stock, designated as Pittston Minerals Group Common Stock ("Minerals Stock") was distributed on the basis of one-fifth of one share of Minerals Stock for each share of the Company's previous common stock held by shareholders of record on July 26, 1993.

Brink's Stock, Burlington Stock and Minerals Stock are designed to provide shareholders with separate securities reflecting the performance of the Brink's Group, the Burlington Group and the Minerals Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting any of the Groups.

The redesignation of the Company's common stock as Brink's Stock and the distribution of Burlington Stock and Minerals Stock as a result of the approval of the Brink's Stock and Services Stock Proposals did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. Holders of all three classes of stock are shareholders of the Company, which continues to be responsible for all its liabilities. Therefore, financial developments affecting the Brink's Group, the Burlington Group or the Minerals Group that affect the Company's financial condition could affect the results of operations and financial condition of all three Groups. The changes in the capital structure of the Company had no effect on the Company's total capital, except as to expenses incurred in the execution of the Brink's Stock and Services Stock Proposals. Since the approval of each proposal, capitalization of the Company has been affected by the share activity related to each of the classes of common stock.

In 1993, the Board authorized the repurchase of up to 1,250,000 shares of Services Stock and 250,000 shares of Minerals Stock, not to exceed an aggregate purchase price of $43.0 million. In November 1995, the Board authorized a revised share repurchase program which allows for the purchase, from time to time, of up to 1,500,000 shares of Brink's Stock, 1,500,000 shares of Burlington Stock and 1,000,000 shares of Minerals Stock, not to exceed an aggregate purchase price of $45.0 million. As of December 31, 1995 a total of 117,300 shares of Minerals Stock had been acquired pursuant to the authorization, of which 78,800 shares were repurchased in 1995 at an aggregate cost of $0.9 million and 19,700 shares were repurchased in 1994 at an aggregate cost of $0.4 million. No additional repurchases of Minerals Stock were made during the remainder of 1995 subsequent to the implementation of the revised program. The program to acquire shares in the open market remains in effect in 1996.

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

In 1994, the Board authorized the repurchase from time to time of up to $15 million of the new series of cumulative convertible preferred stock. In November 1995, the Board authorized an increase in the remaining authority to $15 million. Prior to the increase authorization, 24,700 shares at a total cost of $9.6 million had been repurchased, of which 16,400 shares at a cost of $6.3 million were repurchased in 1995. No additional share repurchases were made during the remainder of 1995 subsequent to the increased authorization. The program to acquire shares remains in effect in 1996.

DIVIDENDS
The Board intends to declare and pay dividends on Minerals Stock based on the earnings, financial condition, cash flow and business requirements of the Minerals Group. Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its public debt and bank credit agreements, losses incurred by the Brink's and Burlington Groups could affect the Company's ability to pay dividends in respect of stock relating to the Minerals Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount as defined in the Company's Articles of Incorporation. At December 31, 1995, the Available Minerals Dividend Amount was at least $24.9 million.

In 1995, the Board declared and the Company paid cash dividends of 65 cents per share of Minerals Stock, as in 1994. In 1995 and 1994, dividends paid on the cumulative convertible preferred stock were $4.4 million and $4.2 million, respectively. Preferred dividends included on the Minerals Group's Statements of Operations for the years ended December 31, 1995 and 1994 are net of $1.6 million and $0.6 million, respectively, which was the excess of the carrying amount of the preferred stock over the cash paid to holders of the stock for repurchases made during each year.

PENDING ACCOUNTING CHANGES
The Minerals Group is required to implement a new accounting standard, Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in 1996. SFAS No. 121 requires companies to review long-lived assets and certain identifiable intangibles to be held and used by an entity for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No.121 requires companies to utilize a two-step approach to determining whether impairment of such assets has occurred and, if so, the amount of such impairment. Although the Minerals Group is still reviewing the impact of adopting SFAS No. 121, it is estimated that the Minerals Group will incur a pretax charge to earnings of $25 to $30 million as of January 1, 1996.

The Minerals Group is required to implement a new accounting standard, SFAS No. 123, "Accounting for Stock Based Compensation", in 1996. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Although SFAS No. 123 encourages adoption of a fair value based method of accounting for all employee stock compensation plans, it allows entities to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" with disclosure of net income and earnings per share as if the fair value based method of accounting is applied. The Minerals Group expects to continue to account for its stock compensation plans according to APB No. 25 with the disclosure of the impact on net income and earnings per share as if the fair value based method of accounting were applied.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


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

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
The Pittston Company

We have audited the accompanying consolidated balance sheets of The Pittston Company and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Pittston Company and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.







KPMG Peat Marwick LLP
Stamford, Connecticut

January 25, 1996

The Pittston Company and Subsidiaries
   CONSOLIDATED BALANCE SHEETS



                                                                                      December 31
(Dollars in thousands, except per share amounts)                                   1995         1994
- ------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                                      $   52,823       42,318
Short-term investments                                                             29,334       25,162
Accounts receivable:
  Trade (Note 3)                                                                  397,043      361,361
  Other                                                                            40,278       31,165
- ------------------------------------------------------------------------------------------------------
                                                                                  437,321      392,526
  Less estimated amount uncollectible                                              16,075       15,734
- ------------------------------------------------------------------------------------------------------
                                                                                  421,246      376,792
Coal inventory                                                                     37,329       25,518
Other inventory                                                                     9,070        8,635
- ------------------------------------------------------------------------------------------------------
                                                                                   46,399       34,153
Prepaid expenses                                                                   31,556       27,700
Deferred income taxes (Note 6)                                                     55,335       55,850
- ------------------------------------------------------------------------------------------------------
Total current assets                                                              636,693      561,975

Property, plant and equipment, at cost (Note 4)                                   923,514      840,494
  Less accumulated depreciation, depletion and amortization                       437,346      394,660
- ------------------------------------------------------------------------------------------------------
                                                                                  486,168      445,834
Intangibles, net of amortization (Notes 5 and 10)                                 327,183      329,441
Deferred pension assets (Note 13)                                                 123,743      118,953
Deferred income taxes (Note 6)                                                     72,343       84,214
Other assets                                                                      161,242      197,361
- ------------------------------------------------------------------------------------------------------
Total assets                                                                   $1,807,372    1,737,778
- ------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                                                          $   37,063       13,323
Current maturities of long-term debt (Note 7)                                       7,280       13,748
Accounts payable                                                                  263,444      252,615
Accrued liabilities:
  Taxes                                                                            44,050       44,654
  Workers' compensation and other claims                                           33,255       41,771
  Miscellaneous                                                                   209,396      208,359
- ------------------------------------------------------------------------------------------------------
                                                                                  286,701      294,784
- ------------------------------------------------------------------------------------------------------
Total current liabilities                                                         594,488      574,470

Long-term debt, less current maturities (Note 7)                                  133,283      138,071
Postretirement benefits other than pensions (Note 13)                             219,895      218,738
Workers' compensation and other claims                                            125,894      138,793
Deferred income taxes (Note 6)                                                     17,213       19,036
Other liabilities                                                                 194,620      200,855
Commitments and contingent liabilities (Notes 7, 11, 12, 13, 17 and 18)
Shareholders' equity (Notes 1, 7, 8 and 9):
Preferred stock, par value $10 per share,
  Authorized: 2,000,000 shares $31.25 Series C Cumulative Preferred Stock,
  Issued: 1995--136,280 shares; 1994--152,650 shares                                1,362        1,526
Pittston Brink's Group common stock, par value $1 per share:
  Authorized: 100,000,000 shares
  Issued: 1995--41,573,743 shares; 1994--41,594,845 shares                         41,574       41,595
Pittston Burlington Group common stock, par value $1 per share:
  Authorized: 50,000,000 shares
  Issued: 1995--20,786,872; 1994--20,797,423                                       20,787       20,798
Pittston Minerals Group common stock, par value $1 per share:
  Authorized:  20,000,000 shares
  Issued: 1995--8,405,908 shares; 1994--8,389,622 shares                            8,406        8,390
Capital in excess of par value                                                    401,633      399,672
Retained earnings                                                                 188,728      107,739
Equity adjustment from foreign currency translation                               (20,705)     (14,276)
Employee benefits trust, at market value (Note 9)                                (119,806)    (117,629)
- ------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                        521,979      447,815
- ------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                     $1,807,372    1,737,778
- ------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

The Pittston Company and Subsidiaries
   CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                 Year Ended December 31
(In thousands, except per share amounts)                                       1995        1994       1993
- ------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------
Net sales                                                                  $  722,851     794,998    687,089
Operating revenues                                                          2,203,216   1,872,277  1,569,032
- ------------------------------------------------------------------------------------------------------------
Net sales and operating revenues                                            2,926,067   2,667,275  2,256,121
- ------------------------------------------------------------------------------------------------------------
Costs and expenses:
Cost of sales                                                                 696,295     771,586    645,679
Operating expenses                                                          1,845,404   1,542,080  1,299,541
Selling, general and administrative expenses                                  263,365     244,330    226,125
Restructuring and other charges, including litigation accrual (Note 14)            --      90,806     78,633
- ------------------------------------------------------------------------------------------------------------
Total costs and expenses                                                    2,805,064   2,648,802  2,249,978
- ------------------------------------------------------------------------------------------------------------
Other operating income (Note 15)                                               26,496      24,400     19,956
- ------------------------------------------------------------------------------------------------------------
Operating profit                                                              147,499      42,873     26,099
Interest income                                                                 3,395       2,513      2,839
Interest expense                                                              (14,253)    (11,489)   (10,173)
Other income (expense), net (Note 15)                                          (6,305)     (5,572)    (4,611)
- ------------------------------------------------------------------------------------------------------------
Income before income taxes                                                    130,336      28,325     14,154
Provision for income taxes (Note 6)                                            32,364       1,428          8
- ------------------------------------------------------------------------------------------------------------
Net income                                                                     97,972      26,897     14,146
Preferred stock dividends, net (Note 9)                                        (2,762)     (3,998)        --
- ------------------------------------------------------------------------------------------------------------
Net income attributed to common shares                                     $   95,210      22,899     14,146
- ------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------

Pittston Brink's Group (Note 1):
Net income attributed to common shares                                     $   51,093      41,489     31,650
- ------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------
Net income per common share                                                $     1.35        1.10        .86
- ------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------
Average common shares outstanding                                              37,931      37,784     36,907

Pittston Burlington Group (Note 1):
Net income attributed to common shares                                     $   32,855      38,356     15,476
- ------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------
Net income per common share                                                $     1.73        2.03        .84
- ------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------
Average common shares outstanding                                              18,966      18,892     18,454

Pittston Minerals Group (Note 1):
Net income (loss) attributed to common shares                              $   11,262     (56,946)   (32,980)
- ------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------

Net income (loss) per common share:
Primary                                                                    $     1.45       (7.50)     (4.47)
Fully diluted                                                              $     1.40       (7.50)     (4.47)
- ------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------
Average common shares outstanding:

Primary                                                                         7,786       7,594      7,381
Fully diluted                                                                   9,999      10,000      7,620
- ------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

The Pittston Company and Subsidiaries
   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



Years Ended December 31, 1995, 1994 and 1993

                                                       Pittston    Pittston  Pittston
                                               $31.25   Brink's  Burlington  Minerals                             Equity
                                             Series C     Group       Group     Group  Capital in              Adjustment
                                           Cumulative    Common      Common    Common   Excess of            from Foreign   Employee
                                            Preferred     Stock       Stock     Stock   Par Value  Retained      Currency   Benefits
(In thousands, except per share amounts)        Stock  (Note 1)    (Note 1)  (Note 1)   (Note 1)   Earnings   Translation      Trust
- -----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1992                 $  --     40,533       20,267     8,107     249,147   96,240    (14,062)       (58,772)
Net income                                      --        --            --        --        --     14,146        --            --
Stock options exercised (Note 8)                --        971          486       208      13,092     --          --            --
Tax benefit of stock options exercised
   (Note 6)                                     --        --            --        --       2,121     --          --            --
Foreign currency translation adjustment         --        --            --        --        --       --       (4,319)          --
Remeasurement of employee benefits trust        --        --            --        --      73,907     --          --         (73,907)
Shares released from employee benefits
  trust to employee benefit plan (Note 9)       --        --            --        --          (2)    --          --           1,661
Retirement of stock under share
  repurchase programs (Note 9)                  --        (75)         (38)      (34)       (906)    (458)       --             --
Costs of Services Stock Proposal (Note 9)       --        --            --        --      (3,163)     --         --             --
Cash dividends declared--Pittston Brink's
  Group $.09 per share, Pittston Burlington
  Group $.21 per share and Pittston Minerals
  Group $.6204 per share (Note 1)               --        --            --       --         --     (11,638)      --            --
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1993                    --     41,429       20,715     8,281     334,196   98,290    (18,381)      (131,018)
Net income                                      --        --            --       --         --     26,897        --            --
Issuance of $31.25 Series C Cumulative
  Preferred Stock, net of cash expenses
  (Note 9)                                    1,610       --            --       --       75,472       --        --            --
Stock options exercised (Note 8)                --        422          211       129       6,570       --        --            --
Tax benefit of stock options exercised
  (Note 6)                                      --        --            --       --        2,936       --        --            --
Foreign currency translation adjustment         --        --            --       --           --       --      4,105           --
Remeasurement of employee benefits trust        --        --            --       --      (10,449)      --        --          10,449
Shares released from employee benefits
  trust to employee benefit plan (Note 9)       --        --            --       --         (309)      --        --           2,940
Retirement of stock under share
  repurchase programs (Note 9)                  (84)     (256)        (128)      (20)     (8,749)    (718)       --            --
Costs of Services Stock Proposal (Note 9)        --       --            --       --           (4)      --        --            --
Conversion of 9.2% debentures                    --       --            --       --            9       --        --            --
Cash dividends declared--Pittston Brink's
  Group $.09 per share, Pittston Burlington
  Group $.22 per share and Pittston
  Minerals Group $.65 per share and Series C
  Preferred Stock $27.09 per share (Note 1)      --       --            --        --          --  (16,730)       --            --
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994                  1,526    41,595       20,798     8,390     399,672  107,739    (14,276)      (117,629)
Net income                                       --       --           --         --         --    97,972        --            --
Stock options exercised (Note 8)                 --       125           62        95       2,581      --         --            --
Tax benefit of stock options exercised
  (Note 6)                                       --       --           --         --         720      --         --            --
Foreign currency translation adjustment          --       --           --         --         --               (6,429)          --
Remeasurement of employee benefits trust         --       --           --         --       9,947      --         --          (9,947)
Shares released from employee benefits
  trust to employee benefit plan (Note 9)        --       --           --         --        (993)     --         --           7,770
Retirement of stock under share
  repurchase programs (Note 9)                 (164)     (146)         (73)      (79)    (10,294)     148        --            --
Cash dividends declared--Pittston Brink's
  Group $.09 per share, Pittston Burlington
  Group $.22 per share and Pittston
  Minerals Group $.65 per share and Series C
  Preferred Stock $31.25 per share (Note 1)      --        --           --        --         --   (17,131)        --           --
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995                 $1,362    41,574       20,787     8,406     401,633  188,728    (20,705)      (119,806)
- ------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

The Pittston Company and Subsidiaries
   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           Year Ended December 31
(In thousands)                                                                            1995      1994      1993
- -----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                            $ 97,972    26,897    14,146
Adjustments to reconcile net income to net cash provided by operating activities:
  Noncash charges and other write-offs                                                    --      46,793    10,857
  Depreciation, depletion and amortization                                             104,989   101,856    77,565
  Provision for aircraft heavy maintenance                                              26,317    26,598    20,962
  Provision (credit) for deferred income taxes                                          11,115   (17,777)  (29,435)
  Credit for pensions, noncurrent                                                       (3,762)   (1,128)   (2,596)
  Provision for uncollectible accounts receivable                                        5,762     4,532     6,880
  Equity in earnings of unconsolidated affiliates, net of dividends received             2,306    (1,432)   (4,205)
  Gain on sale of property, plant and equipment                                         (5,162)   (3,569)   (5,472)
  Other operating, net                                                                   4,916     3,491     3,904
  Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
  Increase in accounts receivable                                                      (38,628)  (85,734)  (20,715)
  Decrease (increase) in inventories                                                   (12,026)   (4,184)    6,507
  Increase in prepaid expenses                                                          (2,157)   (2,849)   (2,795)
  Increase in accounts payable and accrued liabilities                                   4,491    69,033    20,458
  Decrease (increase) in other assets                                                      326       991    (5,783)
  Increase (decrease) in workers' compensation and other claims, noncurrent            (15,212)    6,605   (17,213)
  Increase (decrease) in other liabilities                                             (22,458)  (15,283)   66,339
  Other, net                                                                            (2,254)     (178)     (342)
- -----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                              156,535   154,662   139,062
- -----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                                            (124,465) (106,312)  (97,779)
Proceeds from disposal of property, plant and equipment                                 22,539     7,622     4,620
Aircraft heavy maintenance expenditures                                                (22,356)  (15,333)  (19,148)
Acquisitions, net of cash acquired, and related contingency payments                    (3,372) (163,262)   (1,435)
Other, net                                                                               1,182     5,431     8,569
- -----------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                 (126,472) (271,854) (105,173)
- -----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                                                       29,866   117,332     4,136
Reductions of debt                                                                     (25,891)  (48,257)  (34,385)
Repurchase of stock of the Company                                                     (10,608)   (9,955)   (1,511)
Proceeds from exercise of stock options                                                  3,494     7,332    14,757
Proceeds from employee stock purchase plan                                                 767      --         --
Dividends paid                                                                         (17,186)  (16,709)  (11,638)
Proceeds from sale of stock to Savings Investment Plan                                     --       --         264
Costs of Services Stock Proposal                                                           --         (4)   (3,163)
Preferred stock issuance, net of cash expenses                                             --     77,359      (277)
- -----------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                       (19,558)  127,098   (31,817)
- -----------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                               10,505     9,906     2,072
Cash and cash equivalents at beginning of year                                          42,318    32,412    30,340
- -----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                              $ 52,823    42,318    32,412
- -----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

The Pittston Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(Dollars in thousands, except per share amounts)





1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

On January 18, 1996, the shareholders of The Pittston Company (the "Company") approved the Brink's Stock Proposal, as described in Note 9, resulting in the modification, effective as of January 19, 1996, of the capital structure of the Company to include an additional class of common stock. The outstanding shares of Pittston Services Group Common Stock ("Services Stock") were redesignated as Pittston Brink's Group Common Stock ("Brink's Stock") on a share-for-share basis, and a new class of common stock, designated as Pittston Burlington Group Common Stock ("Burlington Stock"), was distributed on the basis of one-half share of Burlington Stock for each share of Services Stock previously held by shareholders of record on January 19, 1996. The Pittston Brink's Group (the "Brink's Group") consists of the Brink's, Incorporated ("Brink's") and Brink's Home Security, Inc. ("BHS") operations of the Company. The Pittston Burlington Group (the Burlington Group") consists of the Burlington Air Express Inc. ("Burlington") operations of the Company. The Pittston Minerals Group (the "Minerals Group") consists of the Coal and Mineral Ventures operations of the Company. The approval of the Brink's Stock Proposal did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. The Company prepares separate financial statements for the Minerals, Brink's and Burlington Groups in addition to consolidated financial information of the Company.

All stock and per share data in the accompanying financial statements have been restated to reflect the modification of the Company's capital structure. The primary impacts of this restatement are as follows:

  Net income per common share has been restated in the Consolidated Statements of Operations to reflect the two new classes of stock, Brink's Stock and Burlington Stock, as if they were outstanding for all periods presented. For the purposes of computing net income per common share of Brink's Stock and Burlington Stock, the number of shares of Brink's Stock are assumed to be the same as the total corresponding number of shares of the Company's previous Services Stock. The number of shares of Burlington Stock are assumed to be one-half of the shares of the Company's previous Services Stock.

  All financial impacts of purchases and issuances of the Company's Services Stock prior to the effective date of the Brink's Stock Proposal have been attributed to each Group in relation of their respective common equity to the Company's Services Stock. Dividends paid by the Company for Services

  Stock were attributed to the Brink's and Burlington Groups in relation to the initial dividends paid on the Brink's Stock and the Burlington Stock. Accordingly, the Consolidated Statements of Shareholders' Equity have been restated to reflect these changes.

PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements reflect the accounts of the Company and its majority-owned subsidiaries. The Company's interests in 20% to 50% owned companies are carried on the equity method. All material intercompany items and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's financial statement presentation.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash on hand, demand deposits and investments with original maturities of three months or less.

SHORT-TERM INVESTMENTS
Short-term investments primarily include funds set aside by the Company for certain obligations and are carried at cost which approximates market.

INVENTORIES
Inventories are stated at cost (determined under the first-in, first-out or average cost method) or market, whichever is lower.

PROPERTY, PLANT AND EQUIPMENT
Expenditures for maintenance and repairs are charged to expense and the costs of renewals and betterments are capitalized. Depreciation is provided principally on the straight-line method at varying rates depending upon estimated useful lives. Depletion of bituminous coal lands is provided on the basis of tonnage mined in relation to the estimated total of recoverable tonnage in the ground.

Mine development costs, primarily included in bituminous coal lands, are capitalized and amortized over the estimated useful life of the mine. These costs include expenses incurred for site preparation and development as well as operating deficits incurred at the mines during a development stage. A mine is considered under development until all planned production units have been placed in operation.

Valuation of coal properties is based primarily on mining plans and conditions assumed at the time of the evaluation. These valuations could be impacted by actual economic conditions which differ from those assumed at the time of the evaluation.

Subscriber installation costs for home security systems provided by BHS are capitalized and depreciated over the estimated life of the assets and are included in machinery and equipment. The security system that is installed, remains the property of BHS and is capitalized at the cost to bring the revenue producing asset to its intended use. When an installation is identified for disconnection, the remaining net book value of the installation is fully written-off and charged to depreciation expense.

INTANGIBLES
The excess of cost over fair value of net assets of businesses acquired is amortized on a straight-line basis over the estimated periods benefited.

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

COAL SUPPLY CONTRACTS
Coal supply contracts consist of contracts to supply coal to customers at certain negotiated prices over a period of time, which have been acquired from other coal companies, and are stated at cost at the time of acquisition, which approximates fair market value. The capitalized cost of such contracts is amortized over the term of the contract on the basis of tons of coal sold under the contract.

INCOME TAXES
Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes , which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

PNEUMOCONIOSIS (BLACK LUNG) EXPENSE
The Company acts as self-insurer with respect to almost all black lung benefits. Provision is made for estimated benefits in accordance with annual actuarial reports prepared by outside actuaries. The excess of the present value of expected future benefits over the accumulated book reserves is recognized over the amortization period as a level percentage of payroll. Cumulative actuarial gains or losses are calculated periodically and amortized on a straight-line basis. Assumptions used in the calculation of the actuarial present value of black lung benefits are based on actual retirement experience of the Company's coal employees, black lung claims incidence for active miners, actual dependent information, industry turnover rates, actual medical and legal cost experience and projected inflation rates. As of December 31, 1995 and 1994, the accrued value of estimated future black lung benefits discounted at 6% was approximately $60,500 and $62,824, respectively, and are included in workers' compensation and other claims. Based on actuarial data, the Company charged (credited) to operations ($1,402) in 1995, $201 in 1994 and $438 in 1993. In addition, the Company accrued additional expenses for black lung benefits related to federal and state assessments, legal and administration expenses and other self insurance costs. These amounted to $2,569 in 1995, $2,472 in 1994 and $2,887 in 1993.

RECLAMATION COSTS
Expenditures relating to environmental regulatory requirements and reclamation costs undertaken during mine operations are charged against earnings as incurred. Estimated site restoration and post closure reclamation costs are charged against earnings using the units of production method over the expected economic life of each mine. Accrued reclamation costs are subject to review by management on a regular basis and are revised when appropriate for changes in future estimated costs and/or regulatory requirements.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
Postretirement benefits other than pensions are accounted for in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which requires employers to accrue the cost of such retirement benefits during the employees' service with the Company.

FOREIGN CURRENCY TRANSLATION
Assets and liabilities of foreign subsidiaries have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. Resulting cumulative translation adjustments have been recorded as a separate component of shareholders' equity. Translation adjustments relating to subsidiaries in countries with highly inflationary economies are included in net income, along with all transaction gains and losses for the period.

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

FINANCIAL INSTRUMENTS

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

REVENUE RECOGNITION

Coal--Coal sales are generally recognized when coal is loaded onto transportation vehicles for shipment to customers. For domestic sales, this generally occurs when coal is loaded onto railcars at mine locations. For export sales, this generally occurs when coal is loaded onto marine vessels at terminal facilities.

Mineral Ventures-- Gold sales are recognized when products are shipped to a refinery. Settlement adjustments arising from final determination of weights and assays are reflected in sales when received.

Burlington-- Revenues related to transportation services are recognized, together with related transportation costs, on the date shipments physically depart from facilities en route to destination locations. Financial statements resulting from existing recognition policies do not materially differ from the allocation of revenue between reporting periods based on relative transit times in each reporting period with expenses recognized as incurred.

Brink's-- Revenues are recognized when services are performed.

BHS-- Monitoring revenues are recognized when earned and amounts paid in advance are deferred and recognized as income over the applicable monitoring period, which is generally one year or less. Revenues from the sale of equipment are recognized, together with related costs, upon completion of the installation. Connection fee revenues are recognized to the extent of direct selling costs incurred and expensed. Connection fee revenues in excess of direct selling costs are deferred and recognized as income on a straight-line basis over ten years.

NET INCOME PER COMMON SHARE

Net income per common share for Brink's Stock and Burlington Stock is computed by dividing the net income for each Group by the weighted average number of shares outstanding during the period. The potential dilution from the exercise of stock options is not material. The assumed conversion of the 9.2% convertible subordinated debentures in 1993 was not included since its effect was antidilutive.

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

The shares of Brink's Stock, Burlington Stock and Minerals Stock held in The Pittston Company Employee Benefits Trust (Note 9) are evaluated for inclusion in the calculations of net income per common share under the treasury stock method and had no dilutive effect.

USE OF ESTIMATES

In accordance with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements. Actual results could differ from those estimates.

PENDING ACCOUNTING CHANGES

The Company is required to implement a new accounting standard, Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in 1996. SFAS No. 121 requires companies to review long-lived assets and certain identifiable intangibles to be held and used by an entity for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 requires companies to utilize a two-step approach to determining whether impairment of such assets has occurred and, if so, the amount of such impairment. Although the Company is still reviewing the impact of adopting SFAS No. 121, it is estimated that the Company's Coal operations will incur a pretax charge to earnings of $25,000 to $30,000 as of January 1, 1996.

The Company is required to implement a new accounting standard, SFAS No. 123, "Accounting for Stock Based Compensation", in 1996. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Although SFAS No. 123 encourages adoption of a fair value based method of accounting for all employee stock compensation plans, it allows entities to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by

Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" with disclosure of net income and earnings per share as if the fair value based method of accounting is applied. The Company expects to continue to account for its stock compensation plans according to APB No. 25 with the disclosure of the impact on net income and earnings per share as if the fair value based method of accounting is applied.


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

Foreign currency forward contracts-- The Company enters into foreign currency forward contracts with a duration of up to 360 days as a hedge against liabilities denominated in various currencies. These contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the liabilities being hedged. At December 31, 1995, the total notional value of foreign currency forward contracts outstanding was $10,536. As of such date, the fair value of foreign currency forward contracts was not significant.

Gold contracts --In order to protect itself against downward movements in gold prices, the Company hedges a portion of its recoverable proved and probable reserves primarily through forward sales contracts. At December 31, 1995, 51,865 ounces of gold, representing approximately 25% of the Company's recoverable proved and probable reserves, were sold forward under forward sales contracts that mature periodically through mid-1998, with a total notional value of $22,947. Because only a portion of its future production is currently sold forward, the Company can take advantage of increases, if any, in the spot price of gold. At December 31, 1995, the fair value of the Company's forward sales contracts amounted to $1,336.

Fuel contracts--The Company has hedged a portion of its jet fuel requirements through a swap contract. At December 31, 1995, the notional value of the jet fuel swap, aggregating 11.2 million gallons, through mid-1996, was $5,767. In addition, the Company has entered into several commodity options transactions that are intended to protect against significant increases in jet fuel prices. These transactions, aggregate 10.8 million gallons with a notional value of $6,480 and are applicable throughout the first half of 1996. The Company has also entered into a collar transaction, applicable to 6.0 million gallons that provides for a minimum and maximum per gallon price. This transaction is settled monthly based upon the average of the high and low prices during each period.

The fair value of these fuel hedge transactions may fluctuate over the course of the contract period due to changes in the supply and demand for oil and refined products. Thus, the economic gain or loss, if any, upon settlement of the contracts may differ from the fair value of the contracts at an interim date. At December 31, 1995, the fair value of these contracts was not significant.

Interest rate contracts--In connection with the aircraft leasing by Burlington, the Company has entered into an interest rate swap agreement. This variable to fixed interest rate swap agreement had a notional value of $30,000 and fixes the Company's interest rate at 7.05% through January 2, 1998. Given the decline in the base variable rate subsequent to when the agreement was entered into, the cost to the Company to terminate the agreement, would have been $1,195 on December 31, 1995.

As further discussed in Note 7, in 1994 and 1995, the Company entered into variable to fixed interest rate swap agreements with a notional amount at December 31, 1995 aggregating $55,000. At December 31, 1995, the fair value of these contracts was not significant.

3. ACCOUNTS RECEIVABLE TRADE

For each of the years in the three-year period ended December 31, 1995, the Company maintained agreements with financial institutions whereby it had the right to sell certain coal receivables to those institutions. Certain agreements contained provisions for sales with recourse and other agreements had limited recourse. In 1995 and 1993 total coal receivables of approximately $25,092 and $16,143, respectively, were sold under such agreements. No receivables were sold in 1994. As of December 31, 1995 receivables sold which remained to be collected totaled $5,222.


4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost consists of the following:

                                         December 31
                                    1995        1994
- ----------------------------------------------------
Bituminous coal lands            $109,400    102,392
Land, other than coal lands        27,605     29,914
Buildings                          98,441     77,287
Machinery and equipment           688,068    630,901
- ----------------------------------------------------
Total                            $923,514    840,494
====================================================


The estimated useful lives for property, plant and equipment are as follows:

                                               Years
- -------------------------------------------------------
Buildings                                    10 to 40
Machinery and equipment                       2 to 30


Depreciation and depletion of property, plant and equipment aggregated $80,087 in 1995, $74,270 in 1994 and $63,953 in 1993.

Capitalized mine development costs totaled $10,118 in 1995, $11,908 in 1994 and $2,181 in 1993.

Changes in capitalized subscriber installation costs for home security systems were as follows:

                                               Year Ended December 31
                                            1995       1994        1993
- -----------------------------------------------------------------------
Capitalized subscriber installation costs--
  beginning of year                          $81,445   65,785    54,668
Capitalized cost of security system
  installations                               44,488   32,309    23,972
Depreciation, including amounts recognized
  to fully depreciate capitalized costs for
  installations disconnected during the year (20,597) (16,649)  (12,855)
- ------------------------------------------------------------------------
Capitalized subscriber installation costs--
  end of year                               $105,336   81,445    65,785
========================================================================

New subscribers were 82,600 in 1995, 75,200 in 1994 and 59,700 in 1993.

As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security system installations. This change in accounting principle is preferable because it more accurately reflects subscriber installation costs. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel (in the amount of $3,122 in 1995, $2,645 in 1994 and $2,567 in 1993) and costs incurred in maintaining facilities and vehicles dedicated to the installation process (in the amount of $2,074 in 1995, $1,492 in 1994 and $1,484 in 1993). The effect of this change in accounting principle was to increase operating profit of the consolidated group and the BHS segment in 1995, 1994 and 1993 by $5,196, $4,137 and $4,051, respectively, and net income of the Company and the Brink's Group in 1995, 1994 and 1993 by $3,123, $2,486 and $2,435, respectively, or by $0.08 per share in 1995 and $0.07 per share in 1994 and 1993. Prior to January 1, 1992, the records needed to identify such costs were not available. Thus, it was impossible to accurately calculate the effect on retained earnings as of January 1, 1992. However, the Company believes the effect on retained earnings as of January 1, 1992, was immaterial.

Because capitalized subscriber installation costs for prior periods were not adjusted for the change in accounting principle, installation costs for subscribers in those years will continue to be depreciated based on the lesser amounts capitalized in prior periods. Consequently, depreciation of capitalized subscriber installation costs in the current year and until such capitalized costs prior to January 1, 1992, are fully depreciated will be less than if such prior periods' capitalized costs had been adjusted for the change in accounting. However, the Company believes the effect on net income in 1995, 1994 and 1993 was immaterial.


5. INTANGIBLES

Intangibles consist entirely of the excess of cost over fair value of net assets of companies acquired and are net of accumulated amortization of $86,420 at December 31, 1995 and $75,649 at December 31, 1994. The estimated useful life of intangibles is generally forty years. Amortization of intangibles aggregated $10,352 in 1995, $9,686 in 1994 and $7,126 in 1993.

6. INCOME TAXES

The provision (credit) for income taxes consists of the following:

                 U.S.
              Federal    Foreign    State    Total
- -------------------------------------------------------
1995:
Current       $ 10,717     6,039    4,493    21,249
Deferred        13,797    (1,866)    (816)   11,115
- -------------------------------------------------------
Total         $ 24,514     4,173    3,677    32,364
- -------------------------------------------------------
1994:
Current       $  7,563     5,956    5,686    19,205
Deferred       (20,238)    2,696     (235)  (17,777)
- -------------------------------------------------------
Total         $(12,675)    8,652    5,451     1,428
- -------------------------------------------------------
1993:
Current       $ 16,385     9,705    3,353    29,443
Deferred       (20,719)   (7,939)    (777)  (29,435)
- -------------------------------------------------------
Total         $ (4,334)    1,766    2,576         8
- -------------------------------------------------------



The significant components of the deferred tax expense (benefit) were as follows:

                                              1995       1994       1993
- ---------------------------------------------------------------------------
Deferred tax expense (benefit),exclusive
  of the components listed below           $16,376    (16,869)   (33,157)
Net operating loss carryforwards            (2,911)      (393)     1,793
Alternative minimum tax credits             (2,603)     1,147      4,826
Change in the valuation allowance for
  deferred tax assets                          253     (1,662)    (1,397)
Adjustment to deferred tax assets and
  liabilities for the change in the U.S.
  federal tax rate                             --        --       (1,500)
- ----------------------------------------------------------------------------
Total                                      $11,115    (17,777)   (29,435)
- ----------------------------------------------------------------------------



The tax benefit for compensation expense related to the exercise of certain employee stock options for tax purposes in excess of compensation expense for financial reporting purposes is recognized as an adjustment to shareholders' equity.

The components of the net deferred tax asset as of December 31, 1995 and December 31, 1994 were as follows:

                                                            1995           1994
- --------------------------------------------------------------------------------
Deferred tax assets:
Accounts receivable                                    $   5,344          5,522
Postretirement benefits other than pensions               95,777         94,430
Workers' compensation and other claims                    56,694         58,285
Other liabilities and reserves                           104,226        104,382
Miscellaneous                                             11,162          9,975
Net operating loss carryforwards                          11,603          8,692
Alternative minimum tax credits                           33,793         30,884
Valuation allowance                                       (8,446)        (8,193)
- --------------------------------------------------------------------------------
Total deferred tax asset                                 310,153         303,977
- --------------------------------------------------------------------------------
Deferred tax liabilities:
Property, plant and equipment                             52,598         55,095
Pension assets                                            48,669         47,159
Other assets                                              12,934          4,217
Investments in foreign affiliates                         11,478         11,965
Miscellaneous                                             74,009         64,513
- --------------------------------------------------------------------------------
Total deferred tax liability                             199,688        182,949
- --------------------------------------------------------------------------------
Net deferred tax asset                                  $110,465        121,028
- --------------------------------------------------------------------------------

The valuation allowance relates to deferred tax assets in certain foreign and state jurisdictions.

Based on the Company's historical and expected taxable earnings, management believes it is more likely than not that the Company will realize the benefit of the existing deferred tax asset at December 31, 1995.

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% in 1995, 1994 and 1993 to the income (loss) before income taxes.

                                                         Year Ended December 31
                                                   1995        1994        1993
- --------------------------------------------------------------------------------
Income (loss) before income taxes:
United States                                 $  97,989     (16,517)     (7,329)
Foreign                                          32,347      44,842      21,483
- --------------------------------------------------------------------------------
Total                                         $ 130,336      28,325      14,154
- --------------------------------------------------------------------------------
Tax provision computed at statutory rate      $  45,618       9,914       4,954
Increases (reductions) in taxes due to:
Percentage depletion                             (9,861)     (9,313)      (7,598)
State income taxes (net of federal
  tax benefit)                                    1,664       5,043       1,924
Goodwill amortization                             2,825       2,437       3,055
Difference between total taxes on
  foreign income and the U.S.
  federal statutory rate                         (6,261)     (6,111)       (118)
Change in the valuation allowance for
  deferred tax assets                               253      (1,662)     (1,397)
Adjustment to deferred tax assets and
  liabilities for the change in the U.S.
  federal tax rate                                   --          --      (1,500)
Miscellaneous                                    (1,874)      1,120         688
- --------------------------------------------------------------------------------
Actual tax provision                          $  32,364       1,428           8
- --------------------------------------------------------------------------------



It is the policy of the Company to accrue deferred income taxes on temporary differences related to the financial statement carrying amounts and tax bases of investments in foreign subsidiaries and affiliates which are expected to reverse in the foreseeable future. As of December 31, 1995 and December 31, 1994 the unrecognized deferred tax liability for temporary differences of approximately $38,871 and $56,697, respectively, related to investments in foreign subsidiaries and affiliates that are essentially permanent in nature and not expected to reverse in the foreseeable future was approximately $13,605 and $19,844, respectively.

The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return.

As of December 31, 1995, the Company had $33,793 of alternative minimum tax credits available to offset future U.S. federal income taxes and, under current tax law, the carryforward period for such credits is unlimited.

The tax benefit of net operating loss carryforwards as at December 31, 1995 was $11,603 and related to various state and foreign taxing jurisdictions. The expiration periods primarily range from 5 to 15 years.

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
7. LONG-TERM DEBT

Consists of the following:

                                                               As of December 31
                                                                1995        1994
- --------------------------------------------------------------------------------
Senior obligations:
U.S. dollar term loan due 2000 (year-end
 rate 6.56% in 1995 and 6.48% in 1994)                      $100,000     100,000
Revolving credit notes due 2000 (5.75% in 1994)                   --       9,400
U.S. dollar term loan due 1996 to 1997
 (6.44% in 1995 and 6.50% in 1994)                             1,582       3,451
Canadian dollar term loan due 1999 (7.50% in
 1995 and 6.19% in 1994)                                       2,932       2,852
All other                                                     10,335       2,562
- --------------------------------------------------------------------------------
                                                             114,849     118,265
- --------------------------------------------------------------------------------
Subordinated obligations:
4% subordinated debentures due 1997                           14,348      14,648
Obligations under capital  leases (average rates
 10.10% in 1995 and 9.08% in 1994)                             4,086       5,158
- --------------------------------------------------------------------------------
Total long-term debt, less current maturities               $133,283     138,071
- --------------------------------------------------------------------------------



For the four years through December 31, 2000, minimum repayments of long-term debt outstanding are as follows:

           1997           $19,846
           1998             6,049
           1999             2,094
           2000           101,161

In March 1994, the Company entered into a $350,000 credit agreement with a syndicate of banks (the "Facility"). The Facility included a $100,000 five-year term loan, which originally matured in March 1999. The Facility also permitted additional borrowings, repayments and reborrowings of up to an aggregate of $250,000 initially until March 1999. In March 1995, the Facility was amended to extend the maturity of the term loan to May 2000 and to permit the additional borrowings, repayments and reborrowings until May 2000. Interest on borrowings under the Facility is payable at rates based on prime, certificate of deposit, Eurodollar or money market rates.

In 1994, the Company entered into a standard three year variable to fixed interest rate swap agreement on a portion of the Company's U.S. dollar term loan. This agreement fixed the Company's interest rate at 5% on initial borrowings of $40,000 in principal. The principal amount to which the 5% interest rate applies declines periodically throughout the term of the agreement, and at December 31, 1995, this rate applied to borrowings of $25,000 in principal. In addition, during 1995, the Company entered into two other variable to fixed interest rate swap agreements. One agreement fixes the Company's interest rate at 5.80% on $20,000 in principal for a term of three years. The other agreement fixes the Company's interest rate at 5.66% for a term of 21 months on $10,000 in principal, which increases to $20,000 during the term.

The U.S. dollar term loan due 1996 to 1997 bears interest based on the Eurodollar rate.

The Canadian dollar term loan to a wholly-owned indirect subsidiary of Burlington bears interest based on Canadian prime or Bankers' Acceptance rates or, if converted to a U.S. dollar loan, based on Eurodollar or Federal Funds rates. The loan is guaranteed by the Company.

The 4% subordinated debentures due July 1, 1997, are exchangeable only for cash, at the rate of $157.80 per $1,000 debenture. The debentures are redeemable at the Company's option, in whole or in part, at any time prior to maturity, at redemption prices equal to 100% of principal amount. In 1995, the Company redeemed $300 in principal of its 4% subordinated debentures.

On April 15, 1994, the Company redeemed all of the 9.2% convertible subordinated debentures due July 1, 2004, at a premium of $767. The premium has been included in the 1994 Consolidated Statement of Operations in "Other income (expense), net".

Various international subsidiaries maintain lines of credit and overdraft facilities aggregating approximately $110,000 with a number of banks on either a secured or unsecured basis.

Under the terms of some of its debt instruments, the Company has agreed to various restrictions relating to the payment of dividends, the repurchase of capital stock, the maintenance of consolidated net worth, and the amount of additional funded debt which may be incurred. Allowable restricted payments for dividends and stock repurchases aggregated $251,915 at December 31, 1995. Under the terms of the Facility, the Company has agreed to maintain at least $300,000 of Consolidated Net Worth, as defined, and can incur additional indebtedness of approximately $450,000.

At December 31, 1995, the Company had outstanding unsecured letters of credit totaling $87,980 primarily supporting the Company's obligations under its various self-insurance programs.


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

The Company's 1979 Stock Option Plan (the 1979 Plan") and 1985 Stock Option Plan (the "1985 Plan") terminated in 1985 and 1988, respectively, except as to options still outstanding.

Upon approval of the Services Stock Proposal in 1993 a total of 2,228,225 shares of common stock were subject to options outstanding under the 1988 Plan, the Non-Employee Plan, the 1979 Plan and the 1985 Plan. Pursuant to antidilution provisions in the option agreements covering such options, the Company converted these options into options for shares of Services Stock or Minerals Stock, or both, depending primarily on the employment status and responsibilities of the particular optionee. In the case of optionees having Company-wide responsibilities, each outstanding option was converted into options for both Services Stock and Minerals Stock. In the case of other optionees, each outstanding option was converted into a new option for only Services Stock or Minerals Stock, as the case may be. As a result, 2,167,247 shares of Services Stock and 507,698 shares of Minerals Stock were subject to options outstanding as of the effective date of the Services Stock Proposal.

The table below summarizes the activity in all plans.

                                                      Aggregate
                                              No. of     Option
                                              Shares      Price
- --------------------------------------------------------------------
THE PITTSTON COMPANY COMMON STOCK OPTIONS:
Granted:
1993                                          17,500      $ 294
Became exercisable:
1993                                         468,250      7,749
Exercised:
1993                                         377,191      5,379

PITTSTON SERVICES GROUP COMMON STOCK OPTIONS:
Outstanding:
12/31/95                                   2,398,422     50,528
12/31/94                                   1,990,197     38,401
Granted:
1995                                         586,500     14,595
1994                                          73,000      2,018
Became exercisable:
1995                                         337,063      6,790
1994                                         421,030      7,593
Exercised:
1995                                         170,982      2,289
1994                                         421,302      5,567

PITTSTON MINERALS GROUP COMMON  STOCK OPTIONS:
Outstanding:
12/31/95                                     597,797      9,359
12/31/94                                     507,323      9,571
Granted:
1995                                         258,300      2,665
1994                                          23,000        431
Became exercisable:
1995                                          53,617      1,160
1994                                         108,259      1,978
Exercised:
1995                                          95,129      1,203
1994                                         128,667      1,765


At December 31, 1995, a total of 1,285,931 shares of Services Stock and 214,163 shares of Minerals Stock were exercisable. In addition, there were 3,463,094 shares of Services Stock and 629,279 shares of Minerals Stock reserved for issuance under the plans, including 1,064,672 shares of Services Stock and 31,482 shares of Minerals Stock reserved for future grant.

As part of the Brink's Stock Proposal (Note 9), the 1988 and Non-Employee Plans were amended to permit option grants to be made to optionees with respect to Brink's Stock or Burlington Stock in addition to Minerals Stock. Upon approval of the Brink's Stock Proposal, a total of 2,383,422 shares of Services Stock were subject to options outstanding under the 1988 Plan, the Non-Employee Plan, the 1979 Plan and the 1985 Plan. Pursuant to antidilution provisions in the option agreements covering such plans, the Company converted these options into options for shares of Brink's Stock or Burlington Stock, or both, depending on the employment status and responsibilities of the particular optionee. In the case of optionees having Company-wide responsibilities, each outstanding Services Stock option was converted into options for both Brink's Stock and Burlington Stock. In the case of other optionees, each outstanding option was converted into a new option only for Brink's Stock or Burlington Stock, as the case may be. As a result, upon approval of the Brink's Stock Proposal, 1,749,822 shares of Brink's Stock and 1,989,466 shares of Burlington Stock were subject to options.


9. CAPITAL STOCK

On July 26, 1993, the shareholders of the Company approved the Services Stock Proposal, as described in the Company's proxy statement dated June 24, 1993, resulting in the reclassification of the Company's common stock. The outstanding shares of Company common stock were redesignated as Services Stock on a share-for-share basis and a second class of common stock, designated as Minerals Stock, was distributed on the basis of one-fifth of one share of Minerals Stock for each share of the Company's previous common stock held by shareholders of record on July 26, 1993.

On January 18, 1996, the shareholders of Company approved the Brink's Stock Proposal, as described in the Company's proxy statement dated December 15, 1995, resulting in the modification, effective as of January 19, 1996, of the capital structure of the Company to include an additional class of common stock. The outstanding shares of Services Stock were redesignated as Brink's Stock on a share-for-share basis, and a new class of common stock, designated as Burlington Stock, was distributed on the basis of one-half share of Burlington Stock for each share of Services Stock previously held by shareholders of record on January 19, 1996. Minerals Stock, Brink's Stock and Burlington Stock are designed to provide shareholders with separate securities reflecting the performance of the Minerals Group, Brink's Group and the Burlington Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting any Group.

The Company, at any time, has the right to exchange each outstanding share of Burlington Stock for shares of Brink's Stock (or, if no Brink's Stock is then outstanding, Minerals Stock) having a fair market value equal to 115% of the fair market value of one share of Burlington Stock. In addition, upon the disposition of all or substantially all of the properties and assets of the Burlington Group to any person (with certain exceptions), the Company is required to exchange each outstanding share of Burlington Stock for shares of Brink's Stock (or, if no Brink's Stock is then outstanding, Minerals Stock) having a fair market value equal to 115% of the fair market value of one share of Burlington Stock.

The Company, at any time, has the right to exchange each outstanding share of Minerals Stock, which was previously subject to exchange for shares of Services Stock, for shares of Brink's Stock (or, if no Brink's Stock is then outstanding, Burlington Stock) having a fair market value equal to 115% of the fair market value of one share of Minerals Stock. In addition, upon the disposition of all or substantially all of the properties and assets of the Minerals Group to any person (with certain exceptions), the Company is required to exchange each outstanding share of Minerals Stock for shares of Brink's Stock (or, if no Brink's Stock is then outstanding, Burlington Stock) having a fair market value equal to 115% of the fair market value of one share of Minerals Stock. If any shares of the Company's Preferred Stock are converted after an exchange of Minerals Stock for Brink's Stock (or Burlington Stock), the holder of such Preferred Stock would, upon conversion, receive shares of Brink's Stock (or Burlington Stock) in lieu of shares of Minerals Stock otherwise issuable upon such conversion.

Holders of Brink's Stock at all times have one vote per share. Holders of Burlington Stock and Minerals Stock have one and 0.626 votes per share, respectively, subject to adjustment on January 1, 1998, and on each January 1 every two years thereafter in such a manner so that each class' share of the aggregate voting power at such time will be equal to that class' share of the aggregate market capitalization of the Company's common stock at such time. Accordingly, on each adjustment date, each share of Burlington Stock and Minerals Stock may have more than, less than or continue to have the number of votes per share as they have. Holders of Brink's Stock, Burlington Stock and Minerals Stock vote together as a single voting group on all matters as to which all common shareholders are entitled to vote. In addition, as prescribed by Virginia law, certain amendments to the Articles of Incorporation affecting, among other things, the designation, rights, preferences or limitations of one class of common stock, or certain mergers or statutory share exchanges, must be approved by the holders of such class of common stock, voting as a group, and, in certain circumstances, may also have to be approved by the holders of the other classes of common stock, voting as separate voting groups.

In the event of a dissolution, liquidation or winding up of the Company, the holders of Brink's Stock, Burlington Stock and Minerals Stock, effective January 19, 1996, share on a per share basis an aggregate amount equal to 55%, 28% and 17%, respectively, of the funds, if any, remaining for distribution to the common shareholders. In the case of Minerals Stock, such percentage has been set, using a nominal number of shares of Minerals Stock of 4,202,954 (the "Nominal Shares") in excess of the actual number of shares of Minerals Stock outstanding, to ensure that the holders of Minerals Stock are entitled to the same share of any such funds immediately following the consummation of the transactions as they were prior thereto. These liquidation percentages are subject to adjustment in proportion to the relative change in the total number of shares of Brink's Stock, Burlington Stock and Minerals Stock, as the case may be, then outstanding to the total number of shares of all other classes of common stock then outstanding (which totals, in the case of Minerals Stock, shall include the Nominal Shares).

In 1993, the Board of Directors (the "Board") authorized the repurchase of up to 1,250,000 shares of Services Stock and 250,000 shares of Minerals Stock from time to time in the open market or in private transactions, as conditions warrant, not to exceed an aggregate purchase price of $43,000. In November 1995, the Board authorized an increase in the remaining purchase authority for Minerals Stock to 1,000,000 shares and the purchase, subject to shareholder approval of the Brink's Stock Proposal, of up to 1,500,000 shares of Brink's Stock and up to 1,500,000 shares of Burlington Stock, not to exceed an aggregate purchases price of $45,000 for all common shares of the Company. Prior to this increased authorization, 117,300 shares of Minerals Stock at an aggregate cost of $1,720 were repurchased, of which 78,800 shares at a total cost of $912 were purchased in 1995, 19,700 shares at a total cost of $401 were purchased in 1994 and 18,800 shares at a total cost of $407 were purchased in 1993. Under the share repurchase program in effect prior to the revised program, 401,900 shares of Services Stock at an aggregate cost of $9,624 were repurchased, of which 145,800 shares at a total cost of $3,436 were purchased in 1995 and 256,100 shares at a total cost of $6,188 were purchased in 1994. No additional repurchases were made during the remainder of 1995 subsequent to the implementation of the revised program. The program to acquire shares in the open market remains in effect in 1996.

The Company has authority to issue up to 2,000,000 shares of preferred stock, par value $10 per share. In January 1994, the Company issued 161,000 shares of its $31.25 Series C Cumulative Convertible Preferred Stock, par value $10 per share (the "Convertible Preferred Stock"). The Convertible Preferred Stock pays an annual cumulative dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefore, when, as and if declared by the Board of Directors of the Company, and bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon. Each share of the Convertible Preferred Stock is convertible at the option of the holder at any time, unless previously redeemed or, under certain circumstances, called for redemption, into shares of Minerals Stock at a conversion price of $32.175 per share of Minerals Stock, subject to adjustment in certain circumstances. Except under certain circumstances, the Convertible Preferred Stock is not redeemable prior to February 1, 1997. On and after such date, the Company may at its option, redeem the Convertible Preferred Stock, in whole or in part, for cash initially at a price of $521.875 per share, and thereafter at prices declining ratably annually on each February 1 to an amount equal to $500.00 per share on and after February 1, 2004, plus in each case an amount equal to accrued and unpaid dividends on the date of redemption. Except under certain circumstances or as prescribed by Virginia law, shares of the Convertible Preferred Stock are nonvoting. The voting rights of the Preferred Stock were not affected by the Brink's Stock Proposal. Other than the Convertible Preferred Stock, no shares of preferred stock are presently issued or outstanding.

In 1994, the Board authorized the repurchase from time to time of up to $15,000 of Convertible Preferred Stock. In November 1995, the Board authorized an increase in the remaining authority to $15,000. Prior to the increased authorization, 24,720 shares at a total cost of $9,624 had been repurchased, of which 16,370 shares at a total cost of $6,258 were purchased in 1995. No additional share repurchases were made during the remainder of 1995 subsequent to the increased authorization. The program to acquire shares remains in effect in 1996.

Dividends paid on the Company's Convertible Preferred Stock commenced on March 1, 1994. In 1995 and 1994, dividends paid on such stock amounted to $4,397 and $4,230, respectively. Preferred dividends included on the Company's Statements of Operations for the years ended December 31, 1995 and 1994, are net of $1,593 and $632, respectively, which was the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to holders of the stock for repurchases made during the year.

Under a Shareholder Rights Plan adopted by the Company's Board of Directors in 1987 and amended in December 1988, rights to purchase a new Series A Participating Cumulative Preferred Stock (the "Series A Preferred Stock") of the Company were distributed as a dividend at the rate of one right for each share of the Company's common stock. Pursuant to both the Services Stock Proposal and the Brink's Stock Proposal, the Shareholders Rights Plan was amended and restated to reflect the change in the capital structure of the Company. Upon approval of the Services Stock Proposal, each existing right was amended to become a Pittston Services Group right (a "Services Right") and holders of Minerals Stock received one Pittston Minerals Group right (a "Minerals Right") for each outstanding share of Minerals Stock. Upon approval of the Brink's Stock Proposal, each existing Services Right was amended to become a Pittston Brink's Group Right (a "Brink's Right") and each holder of Burlington Stock received one Pittston Burlington Group Right (a Burlington Right") for each outstanding share of Burlington Stock. Each Brink's Right, if and when it becomes exercisable, will entitle the holder to purchase one-thousandth of a share of Series A Preferred Stock at a purchase price of $26.67, subject to adjustment. Each Burlington Right, if and when it becomes exercisable, will entitle the holder to purchase one-thousandth of a share of Series D Preferred Stock at a purchase price of $26.67, subject to adjustment. Each Minerals Right, if and when it becomes exercisable, will entitle the holder to purchase one-thousandth of a share of Series B Participating Cumulative Preferred Stock (the "Series B Preferred Stock") at a purchase price of $40, subject to adjustment. Each fractional share of Series A Preferred Stock and Series B Preferred Stock will be entitled to participate in dividends and to vote on an equivalent basis with one whole share of Brink's Stock, Burlington Stock and Minerals Stock, respectively. Each right will not be exercisable until ten days after a third party acquires 20% or more of the total voting rights of all outstanding Brink's Stock, Burlington Stock and Minerals Stock or ten days after commencement of a tender offer or exchange offer by a third party for 30% or more of the total voting rights of all outstanding Brink's Stock, Burlington Stock and Minerals Stock. If after the rights become exercisable, the Company is acquired in a merger or other business combination, each right will entitle the holder to purchase, for the purchase price, common stock of the surviving or acquiring company having a market value of twice the purchase price. In the event a third party acquires 30% or more of all outstanding Brink's Stock, Burlington Stock and Minerals Stock or engages in one or more "self dealing" transactions with the Company, the rights will entitle each holder to purchase, at the purchase price, that number of fractional shares of Series A Preferred Stock, Series D Preferred Stock and Series B Preferred Stock equivalent to the number of shares of common stock which at the time of the triggering event would have a market value of twice the purchase price. The rights may be redeemed by the Company at a price of $0.01 per right and expire on September 25, 1997.

The Company's Articles of Incorporation limits dividends on Minerals Stock to the lesser of (i) all funds of the Company legally available therefore (as prescribed by Virginia law) and (ii) the Available Minerals Dividend Amount (as defined in the Articles of Incorporation). At December 31, 1995, the Available Minerals Dividend Amount was at least $24,870. Dividends on Minerals Stock are also restricted by covenants in the Company's public indentures and bank credit agreements (Note 7).

In December 1992, the Company formed The Pittston Company Employee Benefits Trust (the "Trust") to hold shares of its common stock to fund obligations under certain employee benefit programs. Upon formation of the Trust, the Company sold for a promissory note of the Trust, 4,000,000 new shares of its common stock to the Trust at a price equal to the fair value of the stock on the date of sale. Upon approval of the Brink's Stock Proposal, 3,537,811 shares in the Trust were redesignated as Brink's Stock and 1,768,906 shares of Burlington Stock were distributed to the Trust. At December 31, 1995, 3,552,906 shares of Brink's Stock (3,778,565 in 1994), 1,776,453 shares of Burlington Stock (1,889,283 in
1994) and 594,461 shares of Minerals Stock (723,218 in 1994) remained in the Trust, valued at market. These shares will be voted by the trustee in the same proportion as those voted by the Company's employees participating in the Company's Savings Investment Plan. The fair market value of the shares is included in each issue of common stock and capital in excess of par and, in total, as a reduction to common shareholders' equity in the Company's consolidated balance sheet.


10. ACQUISITIONS

During 1995, the Company acquired two small businesses, increased its investment in an equity affiliate to a controlling interest and completed the integration of its investments in certain businesses acquired on December 31, 1994, for an aggregate purchase price of $2,157, including debt of $200. The acquisitions have been accounted for as purchases; accordingly, the purchase price was allocated to the underlying assets and liabilities based on their respective estimated fair value at the date of acquisition. The fair value of the assets acquired was $17,217 and liabilities assumed was $20,421. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was $5,361 and is being amortized over a period of forty years. In addition, during 1995, the Company made cash payments of $1,415 in the aggregate for installment and contingency payments for acquisitions made in prior years.

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

During 1993, the Company acquired one small business and made installment and contingency payments related to other acquisitions made in prior years. The total consideration paid was $1,435. The acquisition in 1993 has been accounted for as a purchase and the purchase price was essentially equal to the fair value of net assets acquired.

The results of operations of the companies acquired in 1995, 1994 and 1993 have been included in the Company's results of operations from their date of acquisition.


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

Under loan agreements with the Authority, DTA is obligated to make payments sufficient to provide for the timely payment of the principal of and interest on the bonds of the new series. Under a throughput and handling agreement, the Company has agreed to make payments to DTA that in the aggregate will provide DTA with sufficient funds to make the payments due under the loan agreements and to pay the Company's share of the operating costs of the Facilities. The Company has also unconditionally guaranteed the payment of the principal of and premium, if any, and the interest on the new series of bonds. Payments for operating costs aggregated $6,841 in 1995, $7,173 in 1994 and $7,949 in 1993. The Company has the right to use 32 1/2% of the throughput and storage capacity of the Facilities subject to user rights of third parties which pay the Company a fee. The Company pays throughput and storage charges based on actual usage at per ton rates determined by DTA.


12. LEASES

The Company and its subsidiaries lease aircraft, facilities, vehicles, computers and coal mining and other equipment under long-term operating leases with varying terms, and most of the leases contain renewal and/or purchase options. As of December 31, 1995, aggregate future minimum lease payments under noncancellable operating leases were as follows:

                                Equipment
            Aircraft Facilities   & Other     Total
- --------------------------------------------------------
1996          $27,585    35,345    29,325    92,255
1997           27,727    30,176    20,996    78,899
1998           11,559    24,866    13,793    50,218
1999            6,744    21,244     5,936    33,924
20000              --    18,154     2,656    20,810
2001               --    15,415     1,240    16,655
2002               --    12,216       622    12,838
2003               --    11,402       425    11,827
2004               --    10,885     4,138    15,023
2005               --     8,699         6     8,705
Later Years        --    57,118         6    57,124
- --------------------------------------------------------
Total         $73,615   245,520    79,143   398,278
- --------------------------------------------------------



These amounts are net of aggregate future minimum noncancellable sublease rentals of $466.

A wholly-owned subsidiary of the Company entered into a transaction covering various leases which provided for the replacement of four B707 aircraft with four DC8-71 aircraft and completed an evaluation of other fleet related costs. The net effect of this transaction, which was reflected in the 1993 financial statements, did not have a material impact on operating profit.

Rent expense amounted to $120,583 in 1995, $110,414 in 1994 and $91,439 in 1993
and is net of sublease rentals of $539, $800 and $862, respectively.

The Company incurred capital lease obligations of $2,948 in 1995, $3,152 in 1994 and $1,601 in 1993. In addition, in 1994 the Company assumed capital lease obligations of $16,210 as part of the acquisition of the coal operations of Addington Resources, Inc. (Note 10). As of December 31, 1995, the Company's obligations under capital leases were not significant.


13. EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries maintain several noncontributory defined benefit pension plans covering substantially all nonunion employees who meet certain minimum requirements. Benefits of most of the plans are based on salary and years of service. The Company's policy is to fund the actuarially determined amounts necessary to provide assets sufficient to meet the benefits to be paid to plan participants in accordance with applicable regulations. The net pension expense (credit) for 1995, 1994 and 1993 for all plans is as follows:

                                                         Year Ended December 31
                                                   1995       1994         1993
- --------------------------------------------------------------------------------
Accumulated postretirement benefits
  earned during year                           $ 11,193     12,169        9,680
Interest cost on projected benefit obligation    21,429     19,781       19,098
Loss (return) on assets--actual                 (77,368)       576      (46,089)
(Loss) return on assets--deferred                43,139    (33,601)      16,154
Other amortization, net                            (803)     1,441         (440)
- --------------------------------------------------------------------------------
Net pension expense (credit)                   $ (2,410)       366       (1,597)
- --------------------------------------------------------------------------------



The assumptions used in determining the net pension expense (credit) for the Company's major pension plan were as follows:

                                                            1995    1994   1993
- --------------------------------------------------------------------------------
Interest cost on projected benefit obligation               8.75%   7.5%    9.0%
Expected long-term rate of return on assets                 10.0%  10.0%   10.0%
Rate of increase in compensation levels                      4.0%   4.0%    5.0%


The funded status and prepaid pension expense at December 31, 1995 and 1994 for all plans are as follows:

                                                             1995         1994
- --------------------------------------------------------------------------------
Actuarial present value of accumulated benefit obligation:
Vested                                                   $ 263,992     198,510
Nonvested                                                   14,644      12,652
- --------------------------------------------------------------------------------
                                                           278,636     211,162
Benefits attributable to projected salaries                 40,854      33,777
- --------------------------------------------------------------------------------
Projected benefit obligation                               319,490     244,939
Plan assets at fair value                                  406,923     339,973
- --------------------------------------------------------------------------------
Excess of plan assets over projected benefit  obligation    87,433      95,034
Unamortized initial net asset                               (3,642)     (4,499)
Unrecognized experience loss                                35,820      24,247
Unrecognized prior service cost                              1,764       1,963
- --------------------------------------------------------------------------------
Net pension assets                                         121,375     116,745
Current pension liability                                    2,368       2,208
- --------------------------------------------------------------------------------
Deferred pension asset per balance sheet                 $ 123,743     118,953
- --------------------------------------------------------------------------------

For the valuation of pension obligations and the calculation of the funded status, the discount rate was 7.5% in 1995 and 8.75% in 1994. The expected long-term rate of return on assets was 10% in both years. The rate of increase in compensation levels used was 4% in 1995 and 1994.

The unrecognized initial net asset at January 1, 1986 (January 1, 1989 for certain foreign pension plans), the date of adoption of Statement of Financial Accounting Standards No. 87, has been amortized over the estimated remaining average service life of the employees. As of December 31, 1995, approximately 69% of plan assets were invested in equity securities and 31% in fixed income securities.

Under the 1990 collective bargaining agreement with the United Mine Workers of America ("UMWA"), the Company has made payments, based on hours worked, into an escrow account established for the benefit of union employees (Note 17). The total amount accrued and escrowed by the Company's coal operations under this agreement as at December 31, 1995 and 1994, was $26,046 and $23,120, respectively. The amount escrowed and accrued is included in "Short-term investments" and "Miscellaneous accrued liabilities".

The Company and its subsidiaries also provide certain postretirement health care and life insurance benefits for eligible active and retired employees in the United States and Canada.

For the years 1995, 1994 and 1993, the components of periodic expense for these postretirement benefits were as follows:

                                                          Year Ended December 31
                                                       1995       1994     1993
- --------------------------------------------------------------------------------
Service cost--benefits earned during year          $  1,720      2,446     2,695
Interest cost on accumulated postretirement
  benefit obligation                                 19,957     21,429    21,485
Amortization of (gains) losses                          (15)     2,804       393
- --------------------------------------------------------------------------------
Total expense                                      $ 21,662     26,679    24,573
- --------------------------------------------------------------------------------



Interest costs on the accumulated postretirement benefit obligation were based upon rates of 8.75% in 1995, 7.5% in 1994 and 9% in 1993.

At December 31, 1995 and 1994, the actuarial and recorded liabilities for these postretirement benefits, none of which have been funded, were as follows:

                                                          Year Ended December 31
                                                             1995           1994
- --------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
Retirees                                                $ 232,418       217,307
Fully eligible active plan participants                    25,211        22,203
Other active plan participants                             29,417        19,449
- --------------------------------------------------------------------------------
                                                          287,046       258,959
Unrecognized experience loss                              (48,113)      (22,928)
- --------------------------------------------------------------------------------
Liability included on the balance sheet                   238,933       236,031
Less current portion                                       19,038        17,293
- --------------------------------------------------------------------------------
Noncurrent liability for postretirement
  health care and life insurance benefits               $ 219,895       218,738
- --------------------------------------------------------------------------------

The accumulated postretirement benefit obligation was determined using the unit credit method and an assumed discount rate of 7.5% in 1995 and 8.75% in 1994. The assumed health care cost trend rate used in 1995 was 9% for pre-65 retirees, grading down to 5% in the year 2001. For post-65 retirees, the assumed trend rate in 1995 was 7%, grading down to 5% in the year 2001. The assumed Medicare cost trend rate used in 1995 was 7%, grading down to 5% in the year 2001.

A percentage point increase each year in the assumed health care cost trend rate used would have resulted in a $2,641 increase in the aggregate service and interest components of expense for the year 1995, and a $36,411 increase in the accumulated postretirement benefit obligation at December 31, 1995.

The Company also sponsors a Savings-Investment Plan to assist eligible employees in providing for retirement or other future financial needs. Employee contributions are matched at rates of 50% to 125% up to 5% of compensation (subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended). Contribution expense under the plan aggregated $6,324 in 1995, $5,848 in 1994 and $5,381 in 1993.

In 1994, the Company's shareholders approved the Employee Stock Purchase Plan, whereby eligible employees could elect to purchase shares of Minerals Stock and Services Stock, or both, at the lower of 85% of the fair market value as of specified dates. Under this plan employees purchased 44,006 shares of Minerals Stock for $374 and 57,002 shares of Services Stock for $1,152 in 1995 and 11,843 shares of Minerals Stock for $187 and 26,444 shares of Services Stock for $590 in 1994. Upon approval of the Brink's Stock Proposal, the Employee Stock Purchase Plan was amended so as to permit eligible employees to purchase Brink's Stock, Burlington Stock, Minerals Stock, or a combination, as they elect.

The Company sponsors other defined contribution benefit plans based on hours worked, tons produced or other measurable factors. Contributions under all of these plans aggregated $1,030 in 1995, $1,026 in 1994 and $918 in 1993.

In October 1992, the Coal Industry Retiree Health Benefit Act of 1992 (the "Health Benefit Act") was enacted as part of the Energy Policy Act of 1992. The Health Benefit Act established rules for the payment of future health care benefits for thousands of retired union mine workers and their dependents. Part of the burden for these payments was shifted by the Health Benefit Act from certain coal producers, which had a contractual obligation to fund such payments, to producers such as the Company which have collective bargaining agreements with the UMWA that do not require such payments and to numerous other companies which are no longer in the coal business. The Health Benefit Act established a trust fund to which "signatory operators" and "related persons," including the Company and certain of its coal subsidiaries (the "Pittston Companies") are obligated to pay annual premiums for assigned beneficiaries, together with a pro rata share for certain beneficiaries who never worked for such employers ("unassigned beneficiaries"), in amounts determined by the Secretary of Health and Human Services on the basis set forth in the Health Benefit Act. For 1995, 1994 and 1993, these amounts, on a pretax basis, were approximately $10,800, $11,000 and $9,100, respectively. The Company believes that the annual liability under the Health Benefit Act for the Pittston Companies' assigned beneficiaries will continue at approximately $10,000 per year for the next several years and should begin to decline thereafter as the number of such assigned beneficiaries decreases.

Based on the number of beneficiaries actually assigned by the Social Security Administration, the Company estimates the aggregate pretax liability relating to the Pittston Companies' assigned beneficiaries remaining at approximately $220,000, which when discounted at 7.5% provides a present value estimate of approximately $95,000.

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


14. RESTRUCTURING AND OTHER CHARGES, INCLUDING
LITIGATION ACCRUAL

The market for metallurgical coal, for most of the past fifteen years, has been characterized by weak demand from primary steel producers and intense competition from foreign coal producers, especially those in Australia and Canada. Metallurgical coal sales contracts typically are subject to annual price negotiations, which increase the risk of market forces. As a result of the continuing long-term decline in the metallurgical coal markets, which was further evidenced by significant price reductions in early 1994, Coal operations accelerated its strategy of decreasing its exposure to these markets. After a review of the economic viability of the remaining metallurgical coal assets in early 1994, management determined that four underground mines were no longer economically viable and should be closed resulting in significant economic impairment to three related preparation plants. In addition, it was determined that one surface steam coal mine, the Heartland mine, which provided coal to Alabama Power Company under a long-term sales agreement, would be closed due to rising costs caused by unfavorable geological conditions.

As a result of these decisions, the Company incurred a pretax charge of $90,806 in 1994 ($58,116 after tax) which included a reduction in the carrying value of these assets and related accruals for mine closure costs. These charges included asset writedowns of $46,487 which reduced the book carrying value of such assets to what management believes to be their net realizable value based on either estimated sales or leasing of such property to unrelated third parties. In addition, the charges included $3,836 for required lease payments owed to lessors for machinery and equipment that would be idled as a result of the mine and facility closures. The charges also included $19,290 for mine and plant closure costs which represented estimates for reclamation and other environmental costs to be incurred to bring the properties in compliance with federal and state mining and environmental laws. This accrual was required due to the premature closing of the mines. The accrual also included $21,193 in contractually or statutorily required employee severance and other benefit costs associated with termination of employees at these facilities and costs associated with inactive employees at these facilities. Such employee benefits included severance payments, medical insurance, workers' compensation and other benefits and have been calculated in accordance with contractually (collective bargaining agreements signed by certain coal subsidiaries included in the Company) and legally required employee severance and other benefits.

Of the four underground mines, two ceased coal production in 1994. In 1994 the Company reached agreement with Alabama Power Company to transfer the coal sales contract serviced by the Heartland mine to another location in West Virginia. The Heartland mine ceased coal production during 1994 and final reclamation and environmental work is substantially complete. At the beginning of 1994, there were approximately 750 employees involved in operations at these facilities and other administrative support. Employment at these facilities was reduced by 52% to approximately 360 employees at December 31, 1994 and by 81% to approximately 140 employees at December 31, 1995.

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

In 1993 the Company incurred a pretax charge of $78,633 ($48,897 after tax) relating to mine closing costs including employee benefit costs and certain other noncash charges, together with previously reported litigation (the "Evergreen Case") brought against the Company and a number of its coal subsidiaries by the trustees of certain pension and benefit trust funds established under collective bargaining agreements with the UMWA (Note 17). These charges impacted Coal and Mineral Ventures' operating profit in the amounts of $70,713 and $7,920, respectively.

The charge in the Mineral Ventures segment in 1993, related to the writedown of the Company's investment in the Uley graphite mine in Australia. Although reserve drilling of the Uley property indicates substantial graphite deposits, processing difficulties, depressed graphite prices which remained significantly below the level prevailing at the start of the project and an analysis of various technical and marketing conditions affecting the project resulted in the determination that the assets had been impaired and that loss recognition was appropriate. The charge included asset writedowns of $7,496, which reduced the carrying value of such assets to zero.

The following table analyzes the changes in liabilities during the last three years for facility closure costs recorded as restructuring and other charges:

                                                             Employee
                                                   Mine  Termination,
                                         Leased     and       Medical
                                      Machinery   Plant           and
                                            and Closure     Severance
                                       Equipment  Costs         Costs      Total
- --------------------------------------------------------------------------------
Balance January 1, 1993 (a)              $1,146   35,499       35,413     72,058
Additions                                 2,782    1,598        6,267     10,647
Payments (b)                                836    8,663        7,463     16,962
- --------------------------------------------------------------------------------
Balance December 31, 1993                 3,092   28,434       34,217     65,743
Additions                                 3,836   19,290       21,193     44,319
Payments (c)                              3,141    9,468       12,038     24,647
- --------------------------------------------------------------------------------
Balance December 31, 1994                 3,787   38,256       43,372     85,415
Payments (d)                              1,993    7,765        7,295     17,053
Other reductions (e)                        576    1,508           --      2,084
- --------------------------------------------------------------------------------
Balance December 31, 1995                $1,218   28,983       36,077     66,278
- --------------------------------------------------------------------------------

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

(c) Of the total payments made in 1994, $8,672 was for liabilities recorded in years prior to 1993, $5,822 was for liabilities recorded in 1993 and $10,153 was for liabilities recorded in 1994.

(d) Of the total payments made in 1995, $6,424 was for liabilities recorded in years prior to 1993, $2,486 was for liabilities recorded in 1993 and $8,143 was for liabilities recorded in 1994.

(e) These amounts represent the assumption of liabilities by third parties as a result of sales transactions.


During the next twelve months, expected cash funding of these charges is approximately $15,000 to $20,000. Management estimates that the remaining liability for leased machinery and equipment will be fully paid over the next year. The liability for mine and plant closure costs is expected to be satisfied over the next ten years of which approximately 50% is expected to be paid over the next two years. The liability for employee related costs, which is primarily workers' compensation, is estimated to be 50% settled over the next four years with the balance paid during the following five to ten years.


15. OTHER INCOME AND EXPENSE

Other operating income includes the Company's share of net income of unconsolidated affiliated companies which are carried on the equity method, royalty income and gains on sales of assets.

Amounts presented include the accounts of the following equity affiliates:

                                                 Ownership
                                      At December 31, 1995
- ----------------------------------------------------------
Servicio Pan Americano De Protecion, S.A. (Mexico)   20.0%
Brink's Panama, S.A.                                 49.0%
Brink's S.A. (France)                                38.0%
Brink's Schenker, GmbH (Germany)                     50.0%
Brink's Securmark S.p.A. (Italy)                     24.5%
Security Services (Brink's Jordan), W.L.L.           45.0%
Brink's-Allied Limited (Ireland)                     50.0%
Brink's Arya India Private Limited                   40.0%
Brink's Pakistan (Pvt.) Limited                      49.0%
Brink's Taiwan Limited                               50.0%
Brink's (Thailand) Ltd.                              40.0%
Burlington International Forwarding Ltd. (Taiwan)    33.3%
Mining Project Investors Limited (Australia)         34.2%
MPI Gold (USA)                                       34.2%

The following table presents summarized financial information of these companies.

                                       1995         1994         1993
- ---------------------------------------------------------------------
Revenues                           $762,250      833,056      727,697
Gross profit                         60,712      154,608      147,778
Net income (loss)                    (5,873)      23,503       26,530
The Company's share of
net income (loss)                  $    182        6,336        7,503
=====================================================================
Current assets                     $186,039      180,868
Noncurrent assets                   227,229      299,338
Current liabilities                 219,253      145,549
Noncurrent liabilities               85,057      160,876
Net equity                         $108,958      173,781

Undistributed earnings of such companies included in consolidated retained earnings approximated $38,300 at December 31, 1995.

16. SEGMENT INFORMATION

Net sales and operating revenues by geographic area are as follows:


                                   Year Ended December 31
                               1995        1994         1993
- ---------------------------------------------------------------
United States:
Domestic customers         $1,449,684    1,477,450    1,172,880
Export customers              256,396      274,695      315,664
- ---------------------------------------------------------------
                            1,706,080    1,752,145    1,488,544
International operations    1,219,987      915,130      767,577
- ---------------------------------------------------------------
Total                      $2,926,067    2,667,275    2,256,121
===============================================================


Segment operating profit by geographic area is as follows:

                                       Year Ended December 31
                                     1995       1994       1993
- ----------------------------------------------------------------
United States                    $115,530     11,770      5,139
International operations           48,775     47,279     37,692
- ---------------------------------------------------------------
Total                            $164,305     59,049     42,831
===============================================================



Identifiable assets by geographic area are as follows:

                                     As of December 31
                                1995        1994        1993
- ---------------------------------------------------------------
United States              $1,245,122    1,252,057      945,122
International operations      453,451      389,074      329,574
- ---------------------------------------------------------------
Total                      $1,698,573    1,641,131    1,274,696
===============================================================


Segment operating profit includes restructuring and other charges, including litigation accrual aggregating $90,806 in 1994, all of which is included in the United States and $78,633 in 1993, of which $70,713 is included in the United States and $7,920 is included in other foreign (Note 14).

Industry segment information is as follows:

                                          Year Ended December 31
                                    1995          1994            1993
- -------------------------------------------------------------------------
NET SALES AND OPERATING REVENUES:
Burlington                     $ 1,414,821      1,215,284        998,079
Brink's                            659,459        547,046        481,904
BHS                                128,936        109,947         89,049
Coal                               706,251        779,504        672,244
Mineral Ventures                    16,600         15,494         14,845
- -------------------------------------------------------------------------

Consolidated net sales and
operating revenues             $ 2,926,067      2,667,275      2,256,121
========================================================================

OPERATING PROFIT (LOSS):
Burlington                     $    58,723         69,224         37,971
Brink's (a)                         42,738         39,710         35,008
BHS (b)                             39,506         32,432         26,400
Coal (c)                            23,131        (83,451)       (48,246)
Mineral Ventures (c)                   207          1,134         (8,302)
- -------------------------------------------------------------------------

Segment operating profit           164,305         59,049         42,831
General Corporate expense          (16,806)       (16,176)       (16,732)
- -------------------------------------------------------------------------

Consolidated operating profit  $   147,499         42,873         26,099
========================================================================


(a) Includes equity in net income of unconsolidated foreign affiliates of $136 in 1995, $6,048 in 1994 and $6,895 in 1993
(Note 15).

(b) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations to more accurately reflect subscriber installation costs. The effect of this change in accounting principle was to increase operating profit by $5,196 in 1995, $4,137 in 1994 and $4,051 in 1993 (Note 4).

(c) Operating profit (loss) of the Coal segment included restructuring and other charges, including litigation accrual of $90,806 in 1994 and $70,713 in 1993 (Note 14). Operating loss of the Mineral Ventures segment included restructuring and other charges of $7,920 in 1993 (Note 14).

CAPITAL EXPENDITURES:
Burlington                              $ 34,576    24,701    21,544
Brink's                                   23,063    23,963    22,209
BHS                                       47,256    34,071    26,409
Coal                                      17,811    25,016    15,499
Mineral Ventures                           2,332     2,514     2,690
General Corporate                            391       209       110
- --------------------------------------------------------------------
Consolidated capital expenditures       $125,429   110,474    88,461
====================================================================

DEPRECIATION, DEPLETION AND AMORTIZATION:

Burlington                               $19,856    17,209    15,250
Brink's                                   21,844    20,553    20,150
BHS                                       21,028    17,817    14,357
Coal                                      40,285    44,731    25,679
Mineral Ventures                           1,597     1,202     1,779
General Corporate                            379       344       350
- --------------------------------------------------------------------
Consolidated depreciation, depletion
and amortization                        $104,989   101,856    77,565
====================================================================


                                                As of December 31
                                           1995        1994          1993
- -------------------------------------------------------------------------
ASSETS:
Burlington                           $  539,719      472,440      418,694
Brink's                                 321,022      297,816      267,229
BHS                                     116,701       87,372       72,609
Coal                                    699,049      761,827      499,494
Mineral Ventures                         22,082       21,676       16,670
- -------------------------------------------------------------------------
Identifiable assets                   1,698,573    1,641,131    1,274,696
General Corporate (primarily cash,
 investments, advances and
 deferred pension assets)               108,799       96,647       86,805
- -------------------------------------------------------------------------
Consolidated assets                  $1,807,372    1,737,778    1,361,501
=========================================================================



17. LITIGATION

In April 1990, the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ("Tankport") in Jersey City, New
Jersey, which operations were sold in 1983. Under the settlement agreement, the Company is obligated to pay 80% of the remediation costs. Based on data available to the Company and its environmental consultants, the Company estimates its portion of the cleanup costs on an undiscounted basis using existing technologies to be between $6,700 and $16,400 over a period of up to five years. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which the clean-up will be conducted. The clean-up estimates have been modified from prior years' in light of cost inflation. The estimate of costs and the timing of payments could change as a result of changes to the remediation plan required, changes in the technology available to treat the site, unforseen circumstances existing at the site and additional cost inflation.

The Company commenced insurance coverage litigation in 1990, in the United
States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. In August 1995, the District Court ruled on various Motions for Summary Judgement. In its decision, the Court found favorably for the Company on several matters relating to the comprehensive general liability policies but concluded that the pollution liability policies did not contain pollution coverage for the types of claims associated with the Tankport site. The Company has filed a notice of its intent to appeal the District Court's decision to the Third Circuit. Management and its outside legal counsel continue to believe, however, that recovery of a substantial portion of the cleanup costs will ultimately be probable of realization. Accordingly, management is revising its earlier belief that there is no net liability for the Tankport obligation, and it is the Company's belief that, based on estimates of potential liability and probable realization of insurance recoveries, the Company would be liable for approximately $1,400 based on the Court's decision and related developments of New Jersey law.

In 1988, the trustees of certain pension and benefit trust funds (the "Trust
Funds") established under collective bargaining agreements with the UMWA brought an action (the "Evergreen Case") against the Company and a number of its coal subsidiaries in the United States District Court for the District of Columbia, claiming that the defendants are obligated to contribute to such Trust Funds in accordance with the provisions of the 1988 and subsequent National Bituminous
Coal Wage Agreements, to which neither the Company nor any of its subsidiaries is a signatory. In January 1992, the Court issued an order granting summary judgment in favor of the trustees on the issue of liability, which was thereafter affirmed by the Court of Appeals. In June 1993, the United States
Supreme Court denied a petition for a writ of certiorari. The case was remanded to District Court where damage and other issues were to be decided. In September
1993, the Company filed a motion seeking relief from the District Court's grant of summary judgment based on, among other things, the Company's allegation that plaintiffs improperly withheld evidence that directly refutes plaintiffs' representations to the District Court and the Court of Appeals in this case. In
December 1993, that motion was denied. The Company, following the District
Court's ruling in December 1993, recognized in 1993 in its consolidated financial statements the potential liability that might have resulted from an adverse judgment in the Evergreen Case (Notes 13 and 14). On May 23, 1994, the trustees filed a Motion for Entry of Final Judgment seeking approximately
$71,100 in delinquent contributions, interest and liquidated damages through May
31, 1994, plus approximately $17 additional interest and liquidated damages for each day between May 31, 1994 and the date of entry of final judgment, plus on-going contributions to the 1974 Pension Plan. The Company opposed this motion. No decision on this motion of final judgment was entered.

In furtherance of its ongoing effort to identify other available legal options for seeking relief from what it believes to be an erroneous finding of liability in the Evergreen Case, the Company filed suit against the Bituminous Coal
Operators Association ("BCOA") and others to hold them responsible for any damages sustained by the Company as a result of the Evergreen Case. In December
1994, the District Court ordered the Evergreen Case as well as related cases filed against other coal companies, and the BCOA case, be submitted to mediation before a federal judge in an effort to obtain a settlement.

SUBSEQUENT EVENT (UNAUDITED)
In late March 1996 a settlement was reached in these cases, including the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows: approximately $25,800 upon dismissal of the Evergreen Case and the remainder of $24,000 in installments of $7,000 in 1996 and $8,500 in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Company. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan. The BCOA case and a separate case against the UMWA have also been dismissed.

As a result of the settlement of these cases, the Company expects to record a pretax gain of approximately $35,000 in the first quarter of 1996 in its consolidated financial statements.



18. COMMITMENTS

At December 31, 1994, the Company had contractual commitments to purchase coal which is primarily used to blend with Company mined coal. Based on the contract provisions these commitments are currently estimated to aggregate approximately
$161,743 and expire from 1996 through 1998 as follows:


                1996             $76,761
                1997              57,929
                1998              27,053


Purchases under the contracts were $83,532 in 1995, $53,097 in 1994 and $81,069 in 1993.


19. SUPPLEMENTAL CASH FLOW INFORMATION

For the years ended December 31, 1995, 1994 and 1993, cash payments for income taxes, net of refunds received, were $21,967, $23,406 and $30,237, respectively.

For the years ended December 31, 1995, 1994 and 1993, cash payments for interest were $13,575, $12,104 and $10,207, respectively.

In 1995, the Company sold mining operations in Ohio together with a related coal supply contract for notes and royalties receivable totaling $6,949.

In December 1993, the Company sold the majority of the assets of its captive mine supply company. Cash proceeds of $8,400 from the sale were received on January 2, 1994, and have been included in "Cash flow from investing activities: Other, net" in 1994.

During 1993, the Company sold a coal preparation plant and related interest in land, equipment and facilities for mineral reserves with a fair market value of $13,300 and cash of $10,700. The cash proceeds of $10,700 less $1,001 in expenses related to the transaction were included in "Cash flow from investing activities: Other, net".

20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

 Tabulated below are certain data for each quarter of 1995 and 1994.

                                          1st           2nd           3rd          4th
- --------------------------------------------------------------------------------------
1995 QUARTERS:
Net sales and operating
revenues                           $   699,084       711,767      752,453      762,763
Gross profit                            76,028        89,898      108,578      109,864
Net income                         $    14,065        24,608       29,599       29,700

Per Pittston Brink's Group
Common Share:
Net income                         $       .25           .32          .39          .39

Per Pittston Burlington Group
Common Share:
Net income                         $       .21           .42          .56          .54

Per Pittston Minerals Group
Common Share:
Net income
Primary                            $       .05           .45          .51          .43
Fully diluted                      $       .05           .45          .45          .43

1994 QUARTERS:
Net sales and operating
revenues                           $   587,795       659,500      693,854      726,126
Gross profit                            51,770       100,521       98,823      102,495
Net income (loss)                  $   (63,568)       28,038       31,210       31,217

Per Pittston Brink's Group
Common Share:
Net income                         $       .19           .26          .31          .34

Per Pittston Burlington Group
Common Share:
Net income                         $       .18           .61          .71          .53

Per Pittston Minerals Group
Common Share:
Net income (loss)
Primary                            $     (9.96)          .72          .74          .91
Fully diluted                      $     (9.96)          .67          .61          .81


Net loss in the first quarter of 1994 included restructuring and other charges of $58,116 (Note 14).

Pittston Brink's Group
STATEMENT OF MANAGEMENT RESPONSIBILITY




The management of The Pittston Company (the "Company") is responsible for preparing the accompanying Pittston Brink's Group (the "Brink's Group") financial statements and for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles. Management has also prepared the other information in the annual report and is responsible for its accuracy.

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

The accompanying financial statements have been audited by KPMG Peat Marwick LLP, independent auditors. During the audit they review and make appropriate tests of accounting records and internal controls to the extent they consider necessary to express an opinion on the Brink's Group's financial statements.

The Company's Board of Directors pursues its oversight role with respect to the Brink's Group's financial statements through the Audit and Ethics Committee, which is composed solely of outside directors. The Committee meets periodically with the independent auditors, internal auditors and management to review the Company's control system and to ensure compliance with applicable laws and the Company's Business Code of Ethics.

We believe that the policies and procedures described above are appropriate and effective and do enable us to meet our responsibility for the integrity of the Brink's Group's financial statements.

INDEPENDENT AUDITORS' REPORT





The Board of Directors and Shareholders
The Pittston Company

We have audited the accompanying balance sheets of Pittston Brink's Group (as described in Note 1) as of December 31, 1995 and 1994, and the related statements of operations and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of The Pittston Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements of Pittston Brink's Group present fairly, in all material respects, the financial position of Pittston Brink's Group as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As more fully discussed in Note 1, the financial statements of Pittston Brink's Group should be read in connection with the audited consolidated financial statements of The Pittston Company and subsidiaries.






KPMG Peat Marwick LLP
Stamford, Connecticut


January 25, 1996

Pittston Brink's Group
BALANCE SHEETS

                                                                   December 31
(Dollars in thousands)                                           1995       1994
===================================================================================
ASSETS
Current assets:
Cash and cash equivalents                                      $ 21,977     20,226
Short-term investments                                            3,288      2,041
Accounts receivable:
  Trade                                                         112,705     88,347
  Other                                                           4,841      4,561
- ----------------------------------------------------------------------------------
                                                                117,546     92,908
  Less estimated amount uncollectible                             3,756      3,379
- ----------------------------------------------------------------------------------
                                                                113,790     89,529
Receivable Pittston Minerals Group (Note 2)                       3,945        705
Inventories                                                       2,795      1,971
Prepaid expenses                                                 10,380      7,021
Deferred income taxes (Note 7)                                   13,146     13,670
- ----------------------------------------------------------------------------------
Total current assets                                            169,321    135,163
Property, plant and equipment, at cost (Note 4)                 429,077    365,041
  Less accumulated depreciation and amortization                214,424    184,111
- ----------------------------------------------------------------------------------
                                                                214,653    180,930
Intangibles, net of amortization (Notes 5 and 11)                28,893     28,106
Investment in and advances to unconsolidated affiliates          28,406     43,171
Deferred pension assets (Note 13)                                33,923     32,495
Deferred income taxes (Note 7)                                    1,081         --
Other assets                                                      8,449      7,022
- ----------------------------------------------------------------------------------
Total assets                                                   $484,726    426,887
==================================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term borrowings                                          $  4,858      4,544
Current maturities of long-term debt (Note 8)                     4,117      5,256
Accounts payable                                                 35,460     26,554
Accrued liabilities:
  Taxes                                                          13,690     13,007
  Workers' compensation and other claims                         17,613     14,939
  Payrolls                                                       12,559      9,750
  Deferred monitoring revenues                                   12,134     11,750
  Miscellaneous                                                  30,010     28,591
- ----------------------------------------------------------------------------------
                                                                 86,006     78,037
- ----------------------------------------------------------------------------------
Total current liabilities                                       130,441    114,391
Long-term debt, less current maturities (Note 8)                  5,795      7,990
Postretirement benefits other than pensions (Note 13)             3,475      3,280
Workers' compensation and other claims                           11,292      9,929
Deferred income taxes (Note 7)                                   37,529     40,245
Payable Pittston Minerals Group (Note 2)                          7,844     12,750
Minority interests                                               21,361     14,471
Other liabilities                                                 8,184      8,300
Commitments and contingent liabilities (Notes 8, 12, and 16)
Shareholder's equity (Note 3)                                   258,805    215,531
- ----------------------------------------------------------------------------------
Total liabilities and shareholder's equity                     $484,726    426,887
==================================================================================

See accompanying notes to financial statements

Pittston Brink's Group
STATEMENTS OF OPERATIONS

                                                         Year Ended December 31
(In thousands, except per share amounts)               1995        1994          1993
=====================================================================================
Operating revenue                                 $ 788,395      656,993      570,953
- -------------------------------------------------------------------------------------


Costs and expenses:
Operating expenses                                  599,683      498,185      433,954
Selling, general and administrative expenses        112,133       97,245       87,247
- -------------------------------------------------------------------------------------
Total costs and expenses                            711,816      595,430      521,201
- -------------------------------------------------------------------------------------
Other operating income (Note 14)                        895        5,913        6,899
- -------------------------------------------------------------------------------------
Operating profit                                     77,474       67,476       56,651

Interest income                                       1,840        1,503        1,304
Interest expense (Note 2)                            (2,050)      (2,450)      (2,734)
Other income (expense), net                          (3,505)      (3,068)      (3,970)
- -------------------------------------------------------------------------------------
Income before income taxes                           73,759       63,461       51,251
Provision for income taxes (Note 7)                  22,666       21,972       19,601
- -------------------------------------------------------------------------------------
Net income                                        $  51,093       41,489       31,650
=====================================================================================

Net income per common share (Note 1)              $    1.35         1.10          .86
=====================================================================================
Average common shares outstanding                    37,931       37,784       36,907

See accompanying notes to financial statements





Pittston Brink's Group
   STATEMENTS OF CASH FLOWS


                                                                                 Year Ended December 31
(In thousands)                                                             1995               1994         1993
- ---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                             $ 51,093              41,489      31,650
Adjustments to reconcile net income to net
cash provided by operating activities:
  Noncash charges and other write-offs                                       --                  --          11
  Depreciation and amortization                                          42,977              38,463      34,596
  Provision (credit) for deferred income taxes                             (952)              4,328      (2,998)
  Provision (credit) for pensions, noncurrent                              (466)               (169)       (240)
  Provision for uncollectible accounts receivable                         3,265               1,346       3,403
  Equity in earnings of unconsolidated affiliates,
   net of dividends received                                              2,352              (1,144)     (3,596)
  Gain on sale of property, plant and equipment                            (377)               (186)       (174)
  Other operating, net                                                    3,104               2,380       2,763
  Change in operating assets and liabilities, net
  of effects of acquisitions and dispositions:
   Increase in accounts receivable                                      (22,352)            (15,620)     (8,275)
   Increase in inventories                                                 (812)               (529)       (190)
   Increase in prepaid expenses                                          (1,858)               (675)       (793)
   Increase in accounts payable and accrued liabilities                  15,822              15,645       9,958
   Increase in other assets                                              (1,597)               (982)       (758)
   Increase in workers' compensation and other claims, noncurrent         1,363                 886         744
   Increase (decrease) in other liabilities                                 337                (956)     (1,492)
   Other, net                                                            (1,119)               (820)        623
- ---------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                90,780              83,456      65,232
- ---------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                              (69,783)            (56,443)    (47,668)
Proceeds from disposal of property, plant and equipment                   3,178                 515         979
Acquisitions, net of cash acquired, and related contingency payments       (956)                 --          --
Other, net                                                               (1,313)             (4,884)     (1,454)
- ---------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                   (68,874)            (60,812)    (48,143)
- ---------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                                         1,782                  --       4,232
Reductions of debt                                                       (5,893)            (10,129)    (10,587)
Payments to Minerals Group                                              (12,240)             (5,705)         --
Repurchase of common stock                                               (2,303)             (4,146)       (616)
Proceeds from exercise of stock options                                   1,536               3,730       8,123
Proceeds from employee stock purchase plan                                  395                  --          --
Proceeds from sale of stock to Savings Investment Plan                       --                  --         147
Proceeds from sale of stock to Minerals Group                                --                 216          86
Dividends paid                                                           (3,432)             (3,399)     (3,175)
Cost of Services Stock
Proposal                                                                     --                  (1)       (782)
Net cash to the Company                                                      --                  --      (6,041)
- ---------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                   (20,155)            (19,434)     (8,613)
- ---------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                 1,751               3,210       8,476
Cash and cash equivalents at beginning of period                         20,226              17,016       8,540
- ---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                             $ 21,977              20,226      17,016
===============================================================================================================
See accompanying notes to financial statements.




Pittston Brink's Group
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

On January 18, 1996, the shareholders of The Pittston Company, (the "Company") approved the Brink's Stock Proposal, as described in the Company's proxy statement dated December 15, 1995, resulting in the modification, effective as of January 19, 1996, of the capital structure of the Company to include an additional class of common stock. The outstanding shares of Pittston Services
Group Common Stock ("Services Stock") have been redesignated as Pittston Brink's
Group Common Stock, par value $1.00 per share ("Brink's Stock"), and one-half of one share of a new class of common stock identified as Pittston Burlington Group
Common Stock, par value $1.00 per share, ("Burlington Stock") has been distributed for each outstanding share of Services Stock. Holders of Pittston
Minerals Group Common Stock ("Minerals Stock") continue to be holders of such stock, which continues to reflect the performance of the Pittston Minerals Group
(the "Minerals Group"). Brink's Stock is intended to reflect the performance of the Pittston Brink's Group (the "Brink's Group") and Burlington Stock is intended to reflect the performance of the Pittston Burlington Group
(the "Burlington Group").

The financial statements of the Brink's Group include the balance sheets, the results of operations and cash flows of the Brink's, Incorporated ("Brink's") and Brink's Home Security, Inc. ("BHS") operations of the Company, and a portion of the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The Brink's
Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate allocations reflected in these financial statements are determined based upon methods which management believes to be a reasonable and equitable allocation of such items (see Note 2).

All stock and per share data in the accompanying financial statements have been restated to reflect the modification of the Company's capital structure. The primary impacts of this restatement are as follows:

For the purpose of computing net income per common share of Brink's Stock, the number of shares of Brink's Stock are assumed to be the same as the total number of shares of Services Stock. Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. The potential dilution from the exercise of stock options is not material. The shares of Brink's Stock assumed to be held in The Pittston Company
Employee Benefits Trust are evaluated for inclusion in the calculation of net income per share under the treasury stock method and had no dilutive effect.


All financial impacts of purchases and issuances of Services Stock have been attributed to each Group in relation of their respective common equity to the Services Group common stock. Dividends paid by the Company were attributed to the Brink's and Burlington Groups in relation to the initial dividends to be paid on the Brink's Stock and the Burlington Stock.


The Company provides to holders of Brink's Stock separate financial statements, financial review, descriptions of business and other relevant information for the Brink's Group in addition to the consolidated financial information of the Company. Notwithstanding the attribution of assets and liabilities (including contingent liabilities) among the Minerals Group, the Brink's Group and the Burlington Group for the purpose of preparing their respective financial statements, this attribution and the change in the capital structure of the Company as a result of the Brink's Stock Proposal did not affect legal title to such assets or responsibility for such liabilities for the Company or any of its subsidiaries. Holders of Brink's Stock are common shareholders of the Company, which continues to be responsible for all of its liabilities. Financial impacts arising from one group that affect the Company's financial condition could affect the results of operations and financial condition of each of the groups.
Since financial developments within one group could affect other groups, all shareholders of the Company could be adversely affected by an event directly impacting only one group. Accordingly, the Company's consolidated financial statements must be read in connection with the Brink's Group's financial statements.

The accounting policies applicable to the preparation of the financial statements of the Brink's Group may be modified or rescinded at the sole discretion of the Board without approval of shareholders, although there is no intention to do so.

PRINCIPLES OF COMBINATION

The accompanying financial statements reflect the combined accounts of the businesses comprising the Brink's Group and their majority-owned subsidiaries.
The Brink's Group interests in 20% to 50% owned companies are carried on the equity method. All material intercompany items and transactions have been eliminated in combination. Certain prior year amounts have been reclassified to conform to the current year's financial statement presentation.



CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash on hand, demand deposits and investments with original maturities of three months or less.

SHORT-TERM INVESTMENTS
Short-term investments are those with original maturities in excess of three months and are carried at cost which approximates market.

INVENTORIES
Inventories are stated at cost (determined under the first-in, first-out or average cost method) or market, whichever is lower.

PROPERTY, PLANT AND EQUIPMENT
Expenditures for maintenance and repairs are charged to expense, and the costs of renewals and betterments are capitalized. Depreciation is provided principally on the straight-line method at varying rates depending upon estimated useful lives.

Subscriber installation costs for home security systems provided by BHS are capitalized and depreciated over the estimated life of the assets and are included in machinery and equipment. The security system that is installed remains the property of BHS and is capitalized at the cost to bring the revenue producing asset to its intended use. When an installation is identified for disconnection, the remaining net book value of the installation is written-off and charged to depreciation.

INTANGIBLES
The excess of cost over fair value of net assets of companies acquired is amortized on a straight-line basis over the estimated periods benefited.

The Brink's Group evaluates the carrying value of intangibles and the periods of amortization to determine whether events and circumstances warrant revised estimates of asset value or useful lives. The Brink's Group annually assesses the recoverability of the excess of cost over net assets acquired by determining whether the amortization of the asset balance over its remaining life can be recovered through projected undiscounted future operating cash flows. Evaluation of asset value as well as periods of amortization are performed on a disaggregated basis at each of the Brink's Group's operating units.

INCOME TAXES
Income taxes are accounted for in accordance with Statement of Financial
Accounting Standards No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.



See Note 2 for allocation of the Company's U.S. federal income taxes to the Brink's Group.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
Postretirement benefits other than pensions are accounted for in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for
Postretirement Benefits Other Than Pensions", which requires employers to accrue the cost of such retirement benefits during the employees' service with the Company.

FOREIGN CURRENCY TRANSLATION
Assets and liabilities of foreign operations have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. Resulting cumulative translation adjustments have been included in shareholder's equity. Translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains and losses for the period.

A portion of the Brink's Group's financial results is derived from activities in several foreign countries, each with a local currency other than the U.S.
dollar. Because the financial results of the Brink's Group are reported in U.S.
dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. However, the Brink's Group's international activity is not concentrated in any single currency, which reduces the risks of foreign currency rate fluctuations.

REVENUE RECOGNITION
Brink's--Revenues are recognized when services are performed.

BHS--Monitoring revenues are recognized when earned and amounts paid in advance are deferred and recognized as income over the applicable monitoring period, which is generally one year or less. Revenues from the sale of equipment, are recognized, together with related costs, upon completion of the installation.
Connection fee revenues are recognized to the extent of direct selling costs incurred and expensed. Connection fee revenues in excess of direct selling costs are deferred and recognized as income on a straight-line basis over ten years.

USE OF ESTIMATES
In accordance with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements. Actual results could differ from those estimates.


PENDING ACCOUNTING CHANGES
The Brink's Group is required to implement a new accounting standard, Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in
1996. SFAS No. 121 requires companies to review long-lived assets and certain identifiable intangibles to be held and used by an entity for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 requires companies to utilize a two-step approach to determining whether impairment of such assets has occurred and, if so, the amount of such impairment. Although the Brink's Group is still reviewing the impact of adopting SFAS No. 121, it is estimated that its adoption will not have any impact on the Brink's Group's financial statements as of January 1, 1996.

The Brink's Group is required to implement a new accounting standard SFAS No.
123, "Accounting for Stock Based Compensation", in 1996. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Although SFAS No. 123 encourages adoption of a fair value based method of accounting for all employee stock compensation plans, it allows entities to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock issued to Employees with disclosure of net income and earnings per share as if the fair value based method of accounting is applied. The Brink's Group expects to continue to account for its stock compensation plans according to APB No. 25 with the disclosure of the impact on net income and earnings per share as if the fair value based method of accounting is applied.


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



FINANCIAL
As a matter of policy, the Company manages most financial activities of the Brink's Group, Burlington Group and Minerals Group on a centralized, consolidated basis. Such financial activities include the investment of surplus cash; the issuance, repayment and repurchase of short-term and long-term debt;
the issuance and repurchase of common stock and the payment of dividends. In preparing these financial statements, transactions primarily related to invested cash, short-term and long-term debt (including convertible debt), related net interest and other financial costs have been attributed to the Brink's Group based upon its cash flows for the periods presented after giving consideration to the debt and equity structure of the Company. The
Company attributes long-term debt to the Brink's Group based upon the purpose for the debt in addition to the cash requirements of the Brink's Group. At
December 31, 1995 and 1994, none of the long-term debt of the Company was attributed to the Brink's Group. The portion of the Company's interest expense allocated to the Brink's Group for 1995 and 1994 was $120 and $176, respectively. There was no interest expense allocated to the Brink's Group in 1992. Management believes such method of allocation to be equitable and a reasonable estimate of the cost attributable to the Brink's Group.

To the extent borrowings are deemed to occur between the Brink's Group, the Burlington Group and the Minerals Group, intergroup accounts are established bearing interest at the rate in effect from time to time under the Company's unsecured credit lines or, if no such credit lines exist, at the prime rate charged by Chemical Bank from time to time. At December 31, 1995 and 1994, the Minerals Group owed the Brink's Group $17,945 and $5,705, respectively, as the result of borrowings.

INCOME TAXES
The Brink's Group is included in the consolidated U.S. federal income tax return filed by the Company.

The Company's consolidated provision and actual cash payments for U.S. federal income taxes are allocated between the Brink's Group, Burlington Group and Minerals Group in accordance with the Company's tax allocation policy and reflected in the financial statements for each Group. In general, the consolidated tax provision and related tax payments or refunds are allocated among the Groups, for financial statement purposes, based principally upon the financial income, taxable income, credits and other amounts directly related to the respective Group. Tax benefits that cannot be used by the Group generating such attributes, but can be utilized on a consolidated basis, are allocated to the Group that generated such benefits and an intergroup account is established for the benefit of the Group generating the attributes. As a result, the allocated Group amounts of taxes payable or refundable are not necessarily comparable to those that would have resulted if the Groups had filed separate tax returns. At December 31, 1995 and 1994, the Brink's Group owed the Minerals
Group $21,844 and $17,750, respectively, for such tax benefits, of which $7,844 and $12,750, respectively, were not expected to be paid within one year from such dates in accordance with the policy.



SHARED SERVICES
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Brink's Group based upon utilization and other methods and criteria which management believes to be equitable and a reasonable estimate of the cost attributable to the Brink's
Group. These allocations were $4,770, $4,666 and $4,757 in 1995, 1994 and 1993, respectively.

PENSION
The Brink's Group's pension cost related to its participation in the Company's noncontributory defined benefit pension plan is actuarially determined based on its respective employees and an allocable share of the pension plan assets and calculated in accordance with Statement of Financial Accounting Standards No. 87
("SFAS 87"). Pension plan assets have been allocated to the Brink's Group based on the percentage of its projected benefit obligation to the plan's total projected benefit obligation. Management believes such method of allocation to be equitable and a reasonable estimate of the cost attributable to the Brink's
Group.


3. SHAREHOLDER'S EQUITY

The following presents shareholder's equity of the Brink's Group assuming completion of the Brink's Stock Proposal transaction:


                                                   Year Ended December 31
                                               1995         1994         1993
- -----------------------------------------------------------------------------
Balance at beginning of period            $ 215,531      175,219      147,582
Net income                                   51,093       41,489       31,650
Foreign currency translation adjustment      (6,808)         (25)      (3,336)
Stock options exercised                       1,114        3,730        8,123
Stock released from employee benefits
  trust to employee benefits plan             3,371          899          563
Stock sold from employee benefits
  trust to employee benefits plan                --           --          147
Stock sold to Minerals Group                     --          216           86
Stock repurchases                            (2,303)      (4,146)        (616)
Dividends declared                           (3,437)      (3,404)      (3,175)
Cost of Services Stock Proposal                  --           (1)        (782)
Tax benefit of options exercised                244        1,554        1,018
Net cash to the  Company                         --           --       (6,041)
- -----------------------------------------------------------------------------
Balance at end of period                  $ 258,805      215,531      175,219
=============================================================================


Included in shareholder's equity is the cumulative foreign currency translation adjustment of $20,044, $13,236 and $13,211 at December 31, 1995, 1994 and 1993,
respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost, consist of the following:

                                December 31
                              1995       1994
- ---------------------------------------------
Land                      $  4,461      4,162
Buildings                   69,135     59,696
Machinery and equipment    355,481    301,183
- ---------------------------------------------
Total                     $429,077    365,041
=============================================


The estimated useful lives for property, plant and equipment are as follows:

                                       Years
- --------------------------------------------
Buildings                           10 to 40
Machinery and equipment              2 to 20


Depreciation of property, plant and equipment aggregated $41,474 in 1995, $35,992 in 1994 and $31,973 in 1993.

Changes in capitalized subscriber installation costs for home security systems included in machinery and equipment were as follows:

                                                             Year Ended December 31
                                                         1995         1994         1993
- ---------------------------------------------------------------------------------------
Capitalized subscriber installation costs
 beginning of year                                  $  81,445       65,785       54,668
Capitalized cost of security system installations      44,488       32,309       23,972
Depreciation, including amounts recognized
 to fully depreciate capitalized costs for
 installations disconnected during the year           (20,597)     (16,649)     (12,855)
- ---------------------------------------------------------------------------------------
Capitalized subscriber installation
 costs end of period                                $ 105,336       81,445       65,785
=======================================================================================


New subscribers were 82,600 in 1995, 75,200 in 1994 and 59,700 in 1993.

As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security system installations. This change in accounting principle is preferable because it more accurately reflects subscriber installation costs. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel (in the amount of $3,122 in 1995, $2,645 in 1994 and $2,567 in 1993) and costs incurred in maintaining facilities and vehicles dedicated to the installation process (in the amount of $2,074 in 1995, $1,492 in 1994 and $1,484 in 1993). The effect of this change in accounting principle was to increase operating profit of the Brink's Group and the BHS segment in 1995, 1994 and 1993 by $5,196, $4,137 and $4,051, respectively, and net income of the Brink's Group in 1995, 1994 and 1993 by $3,123, $2,486 and $2,435, respectively, or by $0.08 per share in 1995 and $0.07 per share in1994 and 1993. Prior to January 1, 1992, the records needed to identify such costs were not available. Thus, it was impossible to accurately calculate the effect on retained earnings as of January 1, 1992. However, the Brink's Group believes the effect on retained earnings as of January 1, 1992, was immaterial. Because capitalized subscriber installation costs for prior periods were not adjusted for the change in accounting principle, installation costs for subscribers in those years will continue to be depreciated based on the lesser amounts capitalized in prior periods. Consequently, depreciation of capitalized subscriber installation costs in the current year and until such capitalized costs prior to January 1, 1992, are fully depreciated will be less than if such prior periods' capitalized costs had been adjusted for the change in accounting. However, the Brink's Group believes the effect on net income in 1995, 1994 and 1993 was immaterial.


5. INTANGIBLES

Intangibles consist entirely of the excess of cost over fair value of net assets of companies acquired and are net of accumulated amortization of $7,793 at December 31, 1995, and $6,703 at December 31, 1994. The estimated useful life of intangibles is generally forty years. Amortization of intangibles aggregated $958 in 1995, $882 in 1994 and $865 in 1993.


6. FINANCIAL INSTRUMENTS

Financial instruments which potentially subject the Brink's Group to concentrations of credit risk consist principally of cash and cash equivalents, short-term cash investments and trade receivables. The Brink's Group's cash and cash equivalents and short-term investments are placed with high credit quality financial institutions. Also, by policy, the amount of credit exposure to any one financial institution is limited. Concentration of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Brink's Group's customer base, and their dispersion across many geographic areas.

The following details the fair values of financial instruments for which it is practicable to estimate the value:

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
The carrying amounts approximate fair value because of the short maturity of these instruments.

DEBT
The aggregate fair value of the Brink's Group's long-term debt obligations, which is based upon quoted market prices and rates currently available to the Brink's Group for debt with similar terms and maturities, approximates the carrying amount.

OFF-BALANCE SHEET INSTRUMENTS
The Brink's Group utilizes off-balance sheet financial instruments from time to time to hedge its foreign currency and exposures. The risk that counterparties to such instruments may be unable to perform is minimized by limiting the counterparties to major financial institutions. The Brink's Group does not expect any losses due to such counterparty default.


7. INCOME TAXES

The provision (credit) for income taxes consists of the following:

                 U.S.
              Federal    Foreign    State    Total
- ---------------------------------------------------
1995:
Current        $16,010     4,615    2,993    23,618
Deferred          972     (1,550)    (374)     (952)
- ---------------------------------------------------
Total          $16,982     3,065    2,619    22,666
===================================================
1994:
Current        $12,085     2,873    2,686    17,644
Deferred        2,188      1,608      532     4,328
- ---------------------------------------------------
Total          $14,273     4,481    3,218    21,972
===================================================
1993:
Current        $13,118     7,797    1,684    22,599
Deferred          159     (4,537)   1,380    (2,998)
- ---------------------------------------------------
Total          $13,277     3,260    3,064    19,601
===================================================


The significant components of the deferred tax provision (benefit) were as follows:

                                                      1995      1994       1993
- -------------------------------------------------------------------------------
Deferred tax expense (benefit), exclusive of the
 components listed below                           $ 1,550      2,892    (5,548)
Net operating loss carryforwards                      (790)       449     1,860
Alternative minimum tax credits                     (1,712)     1,084       648
Change in the valuation allowance for deferred
 tax assets                                             --        (97)       42
- -------------------------------------------------------------------------------
Total                                              $  (952)     4,328    (2,998)
===============================================================================


The tax benefit for compensation expense related to the exercise of certain employee stock options for tax purposes in excess of compensation expense for financial reporting purposes is recognized as an adjustment to shareholder's equity.

The components of the net deferred tax liability as of December 31, 1995 and December 31, 1994 were as follows:

                                                 1995      1994
- ---------------------------------------------------------------
Deferred tax assets:
Accounts receivable                           $ 1,417     1,310
Postretirement benefits other than pensions     2,028     1,741
Workers' compensation and other claims          5,180     4,974
Other liabilities and reserves                 13,561    11,355
Miscellaneous                                   1,015       727
Net operating loss carryforwards                3,355     2,565
Alternative minimum tax credits                11,245     9,435
- ---------------------------------------------------------------
Total deferred tax asset                       37,801    32,107
- ---------------------------------------------------------------
Deferred tax liabilities:
Property, plant and equipment                  22,063    22,125
Pension assets                                 15,031    14,724
Other assets                                    2,929     2,844
Investments in foreign affiliates              11,478    11,965
Miscellaneous                                   9,602     7,024
- ---------------------------------------------------------------
Total deferred tax liability                   61,103    58,682
- ---------------------------------------------------------------
Net deferred tax liability                    $23,302    26,575
===============================================================


The recording of deferred federal tax assets is based upon their expected utilization in the Company's consolidated federal income tax return and the benefit that would accrue to the Brink's Group under the Company's tax allocation policy.

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% in 1995, 1994 and 1993 to the income before income taxes.

                                                       Year Ended December 31
                                                      1995        1994        1993
- ----------------------------------------------------------------------------------
Income (loss) before income taxes:
United States                                     $ 59,507      47,419      39,187
Foreign                                             14,252      16,042      12,064
- ----------------------------------------------------------------------------------
Total                                             $ 73,759      63,461      51,251
==================================================================================
Tax provision computed at statutory rate          $ 25,816      22,211      17,938
Increases (reductions) in taxes due to:
State income taxes (net of federal tax benefit)      1,702       2,092       1,992
Difference between total taxes on foreign
 income and the U.S. federal statutory rate         (5,528)     (3,259)       (633)
Miscellaneous                                          676         928         304
- ----------------------------------------------------------------------------------
Actual tax provision                              $ 22,666      21,972      19,601
==================================================================================


It is the policy of the Brink's Group to accrue deferred income taxes on temporary differences related to the financial statement carrying amounts and tax bases of investments in foreign subsidiaries and affiliates which are expected to reverse in the foreseeable future. As of December 31, 1995 and December 31, 1994, the unrecognized deferred tax liability for temporary differences of approximately $29,531, and $36,460, respectively, related to investments in foreign subsidiaries and affiliates that are essentially permanent in nature and not expected to reverse in the foreseeable future was approximately $10,336 and $12,761, respectively.

The Brink's Group is included in the Company's consolidated U.S. federal income tax return.

As of December 31, 1995, the Brink's Group had $11,245 of alternative minimum tax credits allocated to it under the Company's tax allocation policy. Such credits are available to offset future U.S. federal income taxes and, under current tax law, the carryforward period for such credits is unlimited.

The tax benefits of net operating loss carryforwards of the Brink's Group as at December 31, 1995 were $3,355 and related to various state and foreign taxing jurisdictions. The expiration periods primarily range from 5 to 15 years.


8. LONG-TERM DEBT

Total long-term debt of the Brink's Group consists of the following:

                                                 As of December 31
                                                   1995      1994
- -------------------------------------------------------------------
Senior obligations:
U.S. dollar term loan due 1996 to 1997 (6.44%
  in 1995 and 6.50% in 1994)                      $1,582    3,451
All other                                          2,150    1,882
- -------------------------------------------------------------------
                                                   3,732    5,333
Obligations under capital leases (average rates
  13.55% in 1995 and 16.80% in 1994)               2,063    2,657
- -------------------------------------------------------------------
Total long-term debt, less current maturities     $5,795    7,990
===================================================================


For the four years through December 31, 2000, minimum repayments of long-term debt outstanding are as follows:

             1997         $3,225
             1998          1,044
             1999           543
             2000           253


The U.S. dollar term loan due 1996 to 1997 bears interest based on the Eurodollar rate.

In March 1994, the Company entered into a $350,000 credit agreement with a syndicate of banks (the "Facility"). The Facility included a $100,000 five-year term loan, which originally matured in March 1999. The Facility also permitted additional borrowings, repayments and reborrowings of up to an aggregate of $250,000 initially until March 1999. In March 1995, the Facility was amended to extend the maturity of the term loan to May 2000 and to permit the additional borrowings, repayments and reborrowings until May 2000. Interest on borrowings under the Facility is payable at rates based on prime, certificate of deposit, Eurodollar or money market rates. At December 31, 1995, no borrowings under the Facility were attributed to the Brink's Group.

Various international operations maintain lines of credit and overdraft facilities aggregating approximately $14,000 with a number of banks on either a secured or unsecured basis.

Under the terms of some of its debt instruments, the Company has agreed to various restrictions relating to the payment of dividends, the repurchase of capital stock, the maintenance of consolidated net worth, and the amount of additional funded debt which may be incurred. See the Company's consolidated financial statements and related footnotes.

At December 31, 1995, the Company's portion of outstanding unsecured letters of credit allocated to the Brink's Group was $14,402, primarily supporting the Brink's Group's obligations under its various self-insurance programs.


9. STOCK OPTIONS

The Company grants options under its 1988 Stock Option Plan (the "1988 Plan") to executives and key employees and under its Non-Employee Directors' Stock Option Plan (the "Non-Employee Plan") to outside directors to purchase common stock at a price not less than 100% of quoted market value at date of grant.

The Company's 1979 Stock Option Plan (the "1979 Plan") and 1985 Stock Option Plan (the "1985 Plan") terminated in 1985 and 1988, respectively, except as to options still outstanding.

As part of the Brink's Stock Proposal (Note 1), the 1988 and Non-Employee Plans were amended to permit option grants to be made to optionees with respect to Brink's Stock or Burlington Stock in addition to Minerals Stock. Upon approval of the Brink's Stock Proposal, a total of 2,383,422 shares of Services Stock were subject to options outstanding under the 1988 Plan, the Non-Employee Plan, the 1979 Plan and the 1985 Plan. Pursuant to antidilution provisions in the option agreements covering such plans, the Company converted these options into options for shares of Brink's Stock or Burlington Stock, or both, depending on the employment status and responsibilities of the particular optionee. In the case of optionees having Company-wide responsibilities, each outstanding Services Stock option was converted into options for both Brink's Stock and Burlington Stock. In the case of other optionees, each outstanding option was converted into a new option only for Brink's Stock or Burlington Stock, as the case may be. As a result, upon approval of the Brink's Stock Proposal, 1,749,822 shares of Brink's Stock and 1,989,466 shares of Burlington Stock were subject to options.

10. CAPITAL STOCK

The Company, at any time, has the right to exchange each outstanding share of Burlington Stock for shares of Brink's Stock (or, if no Brink's Stock is then outstanding, Minerals Stock) having a fair market value equal to 115% of the fair market value of one share of Burlington Stock. In addition, upon the disposition of all or substantially all of the properties and assets of the Burlington Group to any person (with certain exceptions), the Company is required to exchange each outstanding share of Burlington Stock for shares of Brink's Stock (or, if no Brink's Stock is then outstanding, Minerals Stock) having a fair market value equal to 115% of the fair market value of one share of Burlington Stock. The Company, at any time has the right, to exchange each outstanding share of Minerals Stock, which was previously subject to exchange for shares of Services Stock, for shares of Brink's Stock (or, if no Brink's Stock is then outstanding, Burlington Stock) having a fair market value equal to 115% of the fair market value of one share of Minerals Stock. In addition, upon the disposition of all or substantially all of the properties and assets of the Minerals Group to any person (with certain exceptions), the Company is required to exchange each outstanding share of Minerals Stock for shares of Brink's Stock (or, if no Brink's Stock is then outstanding, Burlington Stock) having a fair market value equal to 115% of the fair market value of one share of Minerals Stock. If any shares of the Company's Preferred Stock are converted after an exchange of Minerals Stock for Brink's Stock (or Burlington Stock), the holder of such Preferred Stock would, upon conversion, receive shares of Brink's Stock (or Burlington Stock) in lieu of shares of Minerals Stock otherwise issuable upon such conversion.

Shares of Brink's Stock are not subject to either optional or mandatory exchange. The net proceeds of any disposition of properties and assets of the Brink's Group will be attributed to the Brink's Group. In the case of a disposition of all or substantially all the properties and assets of any other group, the net proceeds will be attributed to the group the shares of which have been issued in exchange for shares of the selling group.

Holders of Brink's Stock at all times have one vote per share. Holders of Burlington Stock and Minerals Stock have one and 0.626 votes per share, respectively, subject to adjustment on January 1, 1998, and on each January 1 every two years thereafter in such a manner that each class' share of the aggregate voting power at such time will be equal to that class' share of the aggregate market capitalization of the Company's common stock at such time. Accordingly, on each adjustment date, each share of Burlington Stock and Minerals Stock may have more than, less than or continue to have the number of votes per share as they have. Holders of Brink's Stock, Burlington Stock and Minerals Stock vote together as a single voting group on all matters as to which all common shareholders are entitled to vote. In addition, as prescribed by Virginia law, certain amendments to the Articles of Incorporation affecting, among other things, the designation, rights, preferences or limitations of one class of common stock, or certain mergers or statutory share exchanges, must be approved by the holders of such class of common stock, voting as a group, and, in certain circumstances, may also have to be approved by the holders of the other classes of common stock, voting as separate voting groups.

In the event of a dissolution, liquidation or winding up of the Company, the holders of Brink's Stock, Burlington Stock and Minerals Stock, effective January 19, 1996, share on a per share basis an aggregate amount equal to 55%, 28% and 17%, respectively, of the funds, if any, remaining for distribution to the common shareholders. In the case of Minerals Stock, such percentage has been set, using a nominal number of shares of Minerals Stock of 4,202,954 (the "Nominal Shares") in excess of the actual number of shares of Minerals Stock outstanding, to ensure that the holders of Minerals Stock are entitled to the same share of any such funds immediately following the consummation of the transaction as they were prior thereto. These liquidation percentages are subject to adjustment in proportion to the relative change in the total number of shares of Brink's Stock, Burlington Stock and Minerals Stock, as the case may be, then outstanding to the total number of shares of all other classes of common stock then outstanding (which totals, in the case of Minerals Stock, shall include the Nominal Shares).

In November 1995, the Board of Directors (the "Board") authorized the repurchase, subject to shareholder approval of the Brink's Stock Proposal, of up to 1,500,000 shares of Brink's Stock from time to time in the open market or in private transactions, as conditions warrant, not to exceed an aggregate purchase price of $45,000 for all common stock of the Company.

Dividends paid to holders of Brink's Stock are limited to funds of the Company legally available for the payment of dividends. Amounts available for dividends may be further limited by covenants in the Company's public debt indentures and bank credit agreements. See the Company's consolidated financial statements and related footnotes. Subject to these limitations, the Company's Board, although there is no requirement to do so, intends to declare and pay dividends on the Brink's Stock based primarily on the earnings, financial condition, cash flow and business requirements of the Brink's Group.

In January 1994, the Company issued 161,000 shares of its $31.25 Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock"). The Convertible Preferred Stock, which is convertible into Minerals Stock and which has been attributed to the Minerals Group, pays an annual dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefore, when as and if, declared by the Board. Payment of dividends commenced on March 1, 1994. Such stock also bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon.

In December 1992, the Company formed the Pittston Company Employee Benefits Trust (the "Trust") to hold shares of its common stock to fund obligations under certain employee benefits programs. Upon formation of the Trust, the Company sold for a promissory note of the Trust, 4,000,000 shares of its common stock to the Trust at a price equal to the fair value of the stock on the date of sale. Upon approval of the Brink's Stock Proposal, 3,537,811 shares in the Trust were redesignated as Brink's Stock. At December 31, 1995, 3,552,906 shares of Brink's Stock (3,778,565 in 1994) remained in the Trust, valued at market. The value of these shares has no impact on shareholder's equity.


11. ACQUISITIONS

During 1995, the Brink's Group increased its investment in an equity affiliate to a controlling interest for a purchase price of $956. The acquisition was accounted for as a purchase; accordingly, the purchase price was allocated to the underlying assets and liabilities based on the estimated fair value at the date of acquisition. The fair value of the assets acquired was $9,493 and liabilities assumed was $9,456. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was $919 and is being amortized over a period of forty years.

The results of operations of the acquired company have been included in the Brink's Group's results of operations from the date of acquisition.


12. LEASES

The Brink's Group's businesses lease facilities, vehicles, computers and other equipment under long-term operating leases with varying terms, and most of the leases contain renewal and/or purchase options. As of December 31, 1995, aggregate future minimum lease payments under noncancellable operating leases were as follows:

                                Equipment
                 Facilities     & Other       Total
- ----------------------------------------------------
1996                $13,069       2,879      15,948
1997                 11,637       1,657      13,294
1998                  8,627       1,140       9,767
1999                  7,573         370       7,943
2000                  6,430         274       6,704
2001                  5,804          98       5,902
2002                  5,180          21       5,201
2003                  4,842           8       4,850
2004                  4,652           6       4,658
2005                  3,589           6       3,595
Later Years           7,493           6       7,499
- ----------------------------------------------------
Total               $78,896       6,465      85,361
====================================================

These amounts are net of aggregate future minimum non-cancellable sublease rentals of $302.

Rent expense amounted to $23,469 in 1995, $17,419 in 1994 and $14,908 in 1993.

The Brink's Group incurred capital lease obligations of $648 in 1995, $1,651 in 1994 and $1,059 in 1993. As of December 31, 1995, the Brink's Group's obligations under capital leases were not significant.


13. EMPLOYEE BENEFIT PLANS

The Brink's Group's businesses participate in the Company's noncontributory defined benefit pension plan covering substantially all nonunion employees who meet certain minimum requirements in addition to sponsoring certain other defined benefit plans. Benefits of most of the plans are based on salary and years of service. The Brink's Group's pension cost relating to its participation in the Company's defined benefit pension plan is actuarially determined based on its respective employees and an allocable share of the pension plan assets. The Company's policy is to fund the actuarially determined amounts necessary to provide assets sufficient to meet the benefits to be paid to plan participants in accordance with applicable regulations. The net pension expense (credit) for 1995, 1994 and 1993 for all plans is as follows:

                                                       Year Ended December 31
                                                    1995        1994        1993
- --------------------------------------------------------------------------------
Service cost benefits earned during year        $  5,031       5,551       4,558
Interest cost on projected benefit obligation      8,719       7,838       7,765
Return on assets actual                          (28,019)     (1,750)    (18,726)
(Loss) return on assets deferred                  14,717     (10,910)      7,011
Other amortization, net                             (505)       (472)       (274)
- --------------------------------------------------------------------------------
Net pension expense (credit)                    $    (57)        257         334
================================================================================


The assumptions used in determining the net pension expense (credit) for the Company's major pension plan were as follows:

                                                   1995    1994    1993
- ------------------------------------------------------------------------
Interest cost on projected benefit obligation      8.75%    7.5%    9.0%
Expected long-term rate of return on assets        10.0%   10.0%   10.0%
Rate of increase in compensation levels             4.0%    4.0%    5.0%

The funded status and prepaid pension expense at December 31, 1995 and 1994 are as follows:

                                                                                        1995         1994
- ---------------------------------------------------------------------------------------------------------
Actuarial present value of accumulated benefit obligation:
  Vested                                                                           $ 104,120       78,344
  Nonvested                                                                            8,282        6,559
- ---------------------------------------------------------------------------------------------------------
                                                                                     112,402       84,903
Benefits attributable to projected salaries                                           18,966       14,965
- ---------------------------------------------------------------------------------------------------------
Projected benefit obligation                                                         131,368       99,868
Plan assets at fair value                                                            159,555      132,736
- ---------------------------------------------------------------------------------------------------------
Excess of plan assets over projected
  benefit obligation                                                                  28,187       32,868
Unamortized initial net asset                                                         (2,918)      (3,418)
Unrecognized experience loss                                                           6,781          604
Unrecognized prior service cost                                                        1,385        1,608
- ---------------------------------------------------------------------------------------------------------
Net pension assets                                                                    33,435       31,662
Current pension liability                                                                488          833
- ---------------------------------------------------------------------------------------------------------
Deferred pension asset per balance sheet                                           $  33,923       32,495
=========================================================================================================



For the valuation of pension obligations and the calculation of the funded status, the discount rate was 7.5% in 1995 and 8.75% in 1994. The expected long-term rate of return on assets was 10% in both years. The rate of increase in compensation levels used was 4% in 1995 and 1994.

The unrecognized initial net asset at January 1, 1986 (January 1, 1989, for certain foreign pension plans), the date of adoption of SFAS 87, has been amortized over the estimated remaining average service life of the employees. As of December 31, 1995, approximately 65% of plan assets were invested in equity securities and 35% in fixed income securities.

The Brink's Group also provides certain postretirement health care and life insurance benefits for eligible active and retired employees in the United States and Canada.

For the years 1995, 1994 and 1993, the components of periodic expense for these postretirement benefits were as follows:

                                            Year Ended December 31
                                              1995    1994   1993
- -------------------------------------------------------------------
Service cost benefits earned during year      $ 68     86     70
Interest cost on accumulated postretirement
 benefit obligation                            240    232    256
- -----------------------------------------------------------------
Total expense                                 $308    318    326
=================================================================

Interest costs on the accumulated postretirement benefit obligation were based upon rates of 8.75% in 1995, 7.5% in 1994 and 9% in 1993.

At December 31, 1995 and 1994, the actuarial and recorded liabilities for these postretirement benefits, none of which have been funded, were as follows:

                                                   1995     1994
- ----------------------------------------------------------------
Accumulated postretirement benefit obligation:
Retirees                                         $1,632    1,675
Fully eligible active plan participants             777      654
Other active plan participants                    1,195      766
- ----------------------------------------------------------------
                                                  3,604    3,095
Unrecognized experience gain                        155      477
- ----------------------------------------------------------------
Liability included on the balance sheet           3,759    3,572
Less current portion                                284      292
- ----------------------------------------------------------------
Noncurrent liability for postretirement health
 care and life insurance benefits                $3,475    3,280
================================================================



The accumulated postretirement benefit obligation was determined using the unit credit method and an assumed discount rate of 7.5% in 1995 and 8.75% in 1994. The postretirement benefit obligation for U.S. salaried employees does not provide for changes in health care costs since the employer's contribution to the plan is a fixed amount. The assumed health care cost trend rate used in 1995 for employees under a foreign plan was 9% grading down to 5% in the year 2001.

A percentage point increase each year in the assumed health care cost trend rate used would have resulted in a $11 increase in the aggregate service and interest components of expense for the year 1995, and a $60 increase in the accumulated postretirement benefit obligation at December 31, 1995.

The Brink's Group also participates in the Company's Savings-Investment Plan to assist eligible employees in providing for retirement or other future financial needs. Employee contributions are matched at rates of 75% to 125% up to 5% of compensation (subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended). Contribution expense under the plan aggregated $2,794 in 1995, $2,706 in 1994 and $2,153 in 1993.

In May 1994, the Company's shareholders approved the Employee Stock Purchase Plan effective July 1, 1994. See the Company's consolidated financial statements and related footnotes for information regarding the Company's Employee Stock Purchase Plan.

14. OTHER OPERATING INCOME

Other operating income includes the Brink's Group's share of net income in unconsolidated affiliated companies which are carried on the equity method. Amounts presented include the accounts of the following equity affiliates:

                                                    Ownership
                                         At December 31, 1995
- ------------------------------------------------------------
Servicio Pan Americano De Protecion, S.A. (Mexico)     20.0%
Brink's Panama, S.A                                    49.0%
Brink's S.A. (France)                                  38.0%
Brink's Schenker, GmbH (Germany)                       50.0%
Brink's Securmark S.p.A. (Italy)                       24.5%
Security Services (Brink's Jordan), W.L.L              45.0%
Brink's-Allied Limited (Ireland)                       50.0%
Brink's Arya India Private Limited                     40.0%
Brink's Pakistan (Pvt.) Limited                        49.0%
Brink's Taiwan Limited                                 50.0%
Brink's (Thailand) Ltd.                                40.0%


The following table presents summarized financial information of these companies.

                                                1995         1994        1993
- ------------------------------------------------------------------------------
Revenues                                   $ 715,423      784,699     688,637
Gross profit                                  58,661      147,468     140,402
Net income (loss)                             (6,048)      22,661      24,739

The Company's share of net income (loss)   $     136        6,048       6,895
=============================================================================
Current assets                              $155,687      149,367
Noncurrent assets                            218,019      291,085
Current liabilities                          209,016      135,824
Noncurrent liabilities                        80,860      156,375
Net equity                                  $ 83,830      148,253


Undistributed earnings of such companies approximated $37,321 at December 31, 1995.


15. SEGMENT INFORMATION

Operating revenues by geographic area are as follows:

                              Year Ended December 31
                              1995     1994     1993
- ----------------------------------------------------
United States             $464,738  406,828  356,869
Brazil                     106,678   70,492   43,974
Other foreign              216,979  179,673  170,110
- ----------------------------------------------------
Total operating revenues  $788,395  656,993  570,953
====================================================


The following is derived from the business segment information in the Company's consolidated financial statements as it relates to the Brink's Group. See Note 2, Related Party Transactions, for a description of the Company's policy for corporate allocations.

The Brink's Group's portion of the Company's operating profit is as follows:

                              Year Ended December 31
                                1995    1994    1993
- ----------------------------------------------------
United States               $ 63,362  51,343  43,707
Brazil                         5,329   3,162   1,413
Other foreign                 13,553  17,637  16,288
- ----------------------------------------------------
Brink's Group's portion of the
 Company's segment operating
 profit                       82,244  72,142  61,408
Allocated general corporate
 expense                      (4,770) (4,666) (4,757)
- ----------------------------------------------------
Total operating profit      $ 77,474  67,476  56,651
====================================================


The Brink's Group's portion of the Company's assets at year end is as follows:

                                       Year Ended December 31
                                     1995       1994       1993
- ---------------------------------------------------------------
United States                    $240,397    203,364    173,416
Brazil                             29,492     25,843     20,780
Other foreign                     167,834    155,981    145,642
- ---------------------------------------------------------------
Brink's Group's portion of the
 Company's assets                 437,723    385,188    339,838
Brink's Group's portion of
 corporate assets                  24,697     24,503     23,208
Deferred tax reclass               22,306     17,196     14,877
- ---------------------------------------------------------------
Total assets                     $484,726    426,887    377,923
===============================================================



Industry segment information is as follows:

                                            Year Ended December 31
                                           1995         1994        1993
- ------------------------------------------------------------------------
REVENUES:
Brink's                               $ 659,459      547,046     481,904
BHS                                     128,936      109,947      89,049
- ------------------------------------------------------------------------
Total revenues                        $ 788,395      656,993     570,953
========================================================================

OPERATING PROFIT:
Brink's (a)                           $  42,738       39,710      35,008
BHS (b)                                  39,506       32,432      26,400
- ------------------------------------------------------------------------
Segment operating profit                 82,244       72,142      61,408
Allocated general corporate expense      (4,770)      (4,666)     (4,757)
- ------------------------------------------------------------------------
Total operating profit                $  77,474       67,476      56,651
========================================================================

(a) Includes equity in net income of unconsolidated foreign affiliates of $136 in 1995, $6,048 in 1994 and $6,895 in 1993.

(b) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations to more accurately reflect subscriber installation costs. The effect of this change in accounting principle was to increase operating profit $5,196 in 1995, $4,137 in 1994 and $4,051 in 1993 (Note 4).

                                         Year Ended December 31
                                         1995      1994      1993
- --------------------------------------------------------------------
CAPITAL EXPENDITURES:
Brink's                               $ 23,063     23,963     22,209
BHS                                     47,256     34,071     26,409
Allocated general corporate                111         60         32
- --------------------------------------------------------------------
Total capital expenditures            $ 70,430     58,094     48,650
====================================================================

DEPRECIATION AND AMORTIZATION:
Brink's                               $ 21,844     20,553     20,150
BHS                                     21,028     17,817     14,357
Allocated general corporate expense        105         93         89
- --------------------------------------------------------------------
Total depreciation and amortization   $ 42,977     38,463     34,596
====================================================================

ASSETS AT DECEMBER 31:
Brink's                                321,022    297,816    267,229
BHS                                    116,701     87,372     72,609
- --------------------------------------------------------------------
Identifiable assets                    437,723    385,188    339,838
Allocated portion of the Company's
 corporate assets                       24,697     24,503     23,208
Deferred tax reclass                    22,306     17,196     14,877
- --------------------------------------------------------------------
Total assets                          $484,726    426,887    377,923
====================================================================


16. CONTINGENT LIABILITIES

Under the Coal Industry Retiree Health Benefit Act of 1992 (the "Act"), the Company and its majority-owned subsidiaries at July 20, 1992, including the Brink's Group included in these financial statements, are jointly and severally liable with the Burlington Group and the Minerals Group for the costs of health care coverage provided for by that Act. For a description of the Act and an estimate of certain of such costs, see Note 13 to the Company's consolidated financial statements. At this time, the Company expects the Minerals Group to generate sufficient cash flow to discharge its obligations under the Act.

In April 1990, the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ("Tankport") in Jersey City, New Jersey, which operations were sold in 1983. Under the settlement agreement, the Company is obligated to pay 80% of the remediation costs. Based on data available to the Company and its environmental consultants, the Company estimates its portion of the cleanup costs on an undiscounted basis using existing technologies to be between $6,700 and $16,400 over a period of up to five years. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which the clean-up will be conducted. The clean-up estimates have been modified from prior years' in light of cost inflation. The estimate of costs and the timing of payments could change as a result of changes to the remediation plan required, changes in the technology available to treat the site, unforseen circumstances existing at the site and additional cost inflation.

The Company commenced insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. In August 1995, the District Court ruled on various Motions for Summary Judgement. In its decision, the Court found favorably for the Company on several matters relating to the comprehensive general liability policies but concluded that the pollution liability policies did not contain pollution coverage for the types of claims associated with the Tankport site. The Company has filed a notice of its intent to appeal the District Court's decision to the Third Circuit. Management and its outside legal counsel continue to believe, however, that recovery of a substantial portion of the cleanup costs will ultimately be probable of realization. Accordingly, management is revising its earlier belief that there is no net liability for the Tankport obligation, and it is the Company's belief that, based on estimates of potential liability and probable realization of insurance recoveries, the Company would be liable for approximately $1,400 based on the Court's decision and related developments of New Jersey law.



17. SUPPLEMENTAL CASH FLOW INFORMATION

For the years ended December 31, 1995, 1994 and 1993, cash payments for income taxes, net of refunds received, were $22,352, $19,277 and $15,595, respectively.

For the years ended December 31, 1995, 1994 and 1993, cash payments for interest were $1,663, $2,502 and $2,722, respectively.


18. SELECTED QUARTERLY FINANCIAL DATA

Tabulated below are certain data for each quarter of 1995 and 1994.

                                  1st        2nd        3rd        4th
- ----------------------------------------------------------------------
1995 QUARTERS:
Operating revenues           $179,400    185,606    208,958    214,431
Gross profit                   39,876     44,242     50,803     53,791
Net income                   $  9,546     11,965     14,613     14,969

Per Pittston Brink's Group
  Common Share:
Net income                   $    .25        .32        .39        .39

1994 QUARTERS:
Operating revenues           $149,569    155,085    171,787    180,552
Gross profit                   32,850     38,567     43,043     44,348
Net income                   $  7,172      9,779     11,576     12,962

Per Pittston Brink's Group
  Common Share:
Net income                   $    .19        .26        .31        .34




Pittston Burlington Group
STATEMENT OF MANAGEMENT RESPONSIBILITY



The management of The Pittston Company (the "Company") is responsible for preparing the accompanying Pittston Burlington Group (the "Burlington Group") financial statements and for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles.
Management has also prepared the other information in the annual report and is responsible for its accuracy.

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

The accompanying financial statements have been audited by KPMG Peat Marwick
LLP, independent auditors. During the audit they review and make appropriate tests of accounting records and internal controls to the extent they consider necessary to express an opinion on the Burlington Group's financial statements.

The Company's Board of Directors pursues its oversight role with respect to the Burlington Group's financial statements through the Audit and Ethics Committee, which is composed solely of outside directors. The Committee meets periodically with the independent auditors, internal auditors and management to review the Company's control system and to ensure compliance with applicable laws and the Company's Business Code of Ethics.

We believe that the policies and procedures described above are appropriate and effective and do enable us to meet our responsibility for the integrity of the Burlington Group's financial statements.




INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
The Pittston Company

We have audited the accompanying balance sheets of Pittston Burlington Group (as described in Note 1) as of December 31, 1995 and 1994, and the related statements of operations and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of The Pittston Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements of Pittston Burlington Group present fairly, in all material respects, the financial position of Pittston Burlington
Group as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As more fully discussed in Note 1, the financial statements of Pittston
Burlington Group should be read in connection with the audited consolidated financial statements of The Pittston Company and subsidiaries.






KPMG Peat Marwick LLP
Stamford, Connecticut


January 25, 1996






Pittston Burlington Group
BALANCE SHEETS


                                                                                               December 31
(Dollars in thousands)                                                                       1995       1994
- ---------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                                               $  25,847     18,384
Accounts receivable:
  Trade                                                                                   218,081    180,024
  Other                                                                                    11,973      8,791
- ---------------------------------------------------------------------------------------------------------------
                                                                                          230,054    188,815
  Less estimated amount uncollectible                                                      10,373     10,475
- ---------------------------------------------------------------------------------------------------------------
                                                                                          219,681    178,340
Receivable -- Pittston Minerals Group (Note 2)                                              5,910     31,465
Inventories                                                                                 1,684      2,035
Prepaid expenses                                                                           13,603      9,290
Deferred income taxes (Note 7)                                                             11,512     11,655
- ---------------------------------------------------------------------------------------------------------------
Total current assets                                                                      278,237    251,169
Property, plant and equipment, at cost (Note 4)                                           128,440     95,053
  Less accumulated depreciation and amortization                                           56,269     50,611
- ---------------------------------------------------------------------------------------------------------------
                                                                                           72,171     44,442
Intangibles, net of amortization (Notes 5 and 11)                                         180,739    180,686
Deferred pension assets (Note 13)                                                          10,427     10,655
Deferred income taxes (Note 7)                                                             12,875      9,050
Other assets                                                                               17,628     25,514
- ---------------------------------------------------------------------------------------------------------------
Total assets                                                                            $ 572,077    521,516
- ---------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term borrowings                                                                   $  32,181      8,779
Current maturities of long-term debt (Note 8)                                               1,964        938
Accounts payable                                                                          157,770    149,290
Accrued liabilities:
  Taxes                                                                                    13,760     10,389
  Workers' compensation and other claims                                                    3,459      4,185
  Miscellaneous                                                                            45,092     44,944
- ---------------------------------------------------------------------------------------------------------------
                                                                                           62,311     59,518
- ---------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                 254,226    218,525

Long-term debt, less current maturities (Note 8)                                           26,697     41,906
Postretirement benefits other than pensions (Note 13)                                       2,713      2,481
Deferred income taxes (Note 7)                                                              1,996      1,572
Payable Pittston Minerals Group (Note 2)                                                    8,029     10,436
Other liabilities                                                                           6,563      5,716
Commitments and contingent liabilities (Notes 8, 12, and 15)
Shareholder's equity (Note 3)                                                             271,853    240,880
- ---------------------------------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                                              $ 572,077    521,516
- ---------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

Pittston Burlington Group
STATEMENTS OF OPERATIONS





                                                                                    Year Ended December 31
(In thousands, except per share amounts)                                        1995         1994       1993
- ---------------------------------------------------------------------------------------------------------------
Operating revenue                                                         $1,414,821    1,215,284    998,079
- ---------------------------------------------------------------------------------------------------------------
Costs and expenses:
Operating expenses                                                         1,245,721    1,043,895    865,587
Selling, general and administrative expenses                                 117,980      110,036    102,089
- ---------------------------------------------------------------------------------------------------------------
Total costs and expenses                                                   1,363,701    1,153,931    967,676
- ---------------------------------------------------------------------------------------------------------------

Other operating income                                                         2,833        3,206      2,811
- ---------------------------------------------------------------------------------------------------------------
Operating profit                                                              53,953       64,559     33,214

Interest income                                                                4,430        2,127        901
Interest expense (Note 2)                                                     (5,108)      (3,847)    (6,103)
Other income (expense), net                                                   (1,702)      (1,629)       (97)
- ---------------------------------------------------------------------------------------------------------------
Income before income taxes                                                    51,573       61,210     27,915
Provision for income taxes (Note 7)                                           18,718       22,854     12,439
- ---------------------------------------------------------------------------------------------------------------
Net income                                                                $   32,855       38,356     15,476
- ---------------------------------------------------------------------------------------------------------------

Net income per common share (Note 1)                                      $     1.73         2.03        .84
- ---------------------------------------------------------------------------------------------------------------
Average common shares outstanding                                             18,966       18,892     18,454

See accompanying notes to financial statements.

Pittston Burlington Group
STATEMENTS OF CASH FLOWS

                                                                                    Year Ended December 31
(In thousands)                                                                   1995        1994       1993
- ---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                    $32,855      38,356     15,476
Adjustments to reconcile net income to net cash provided by
    operating activities:
  Noncash charges and other write-offs                                            --          306        --
  Depreciation and amortization                                                19,972      17,319     15,378
  Provision for aircraft heavy maintenance                                     26,317      26,598     20,962
  Credit for deferred income taxes                                             (4,345)     (5,256)    (1,337)
  Provision for pensions, noncurrent                                              218         203        290
  Provision for uncollectible accounts receivable                               2,336       3,054      2,949
  Equity in earnings of unconsolidated affiliates, net of dividends received     (194)       (118)      (115)
  Loss (gain) on sale of property, plant and equipment                            209          39       (234)
  Other operating, net                                                            828         343        278
  Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
   Increase in accounts receivable                                            (38,946)    (45,084)    (9,986)
   (Increase) decrease in inventories                                             351        (242)      (361)
   (Increase) decrease in prepaid expenses                                     (4,127)      1,575     (2,610)
   Increase in accounts payable and accrued liabilities                         5,193      64,615     10,104
   Decrease (increase) in other assets                                           (551)        272     (4,921)
   Increase (decrease) in other liabilities                                       642       1,000        (75)
   Other, net                                                                  (1,270)        860       (515)
- ---------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                      39,488     103,840     45,283
- ---------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                                    (32,399)    (24,005)   (28,362)
Proceeds from disposal of property, plant and equipment                           422       1,467        972
Aircraft heavy maintenance expenditures                                       (22,356)    (15,333)   (19,148)
Acquisitions, net of cash acquired, and related contingency payments           (1,338)     (5,938)      (736)
Other, net                                                                      3,683       3,775        (23)
- ---------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                          (51,988)   (40,034)   (47,297)
- ---------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                                              28,060      31,790       --
Reductions of debt                                                             (2,834)    (30,482)   (23,894)
Payments (to) from Minerals Group                                                (878)    (55,731)    13,266
Repurchase of common stock                                                     (1,132)     (2,042)      (304)
Proceeds from exercise of stock options                                           756       1,837      4,001
Proceeds from employee stock purchase plan                                        195        --           --
Proceeds from sale of stock to Savings Investment Plan                             --        --           73
Proceeds from sale of stock to Minerals Group                                      --         106         42
Dividends paid                                                                 (4,204)     (4,154)    (3,880)
Cost of Services Stock Proposal                                                    --          (1)      (782)
Net cash from the Company                                                          --         --       6,937
- ---------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                               19,963     (58,677)    (4,541)
- ---------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                            7,463       5,129     (6,555)
Cash and cash equivalents at beginning of period                               18,384      13,255     19,810
- ---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                    $25,847      18,384     13,255
- ---------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

Pittston Burlington Group
NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
On January 18, 1996, the shareholders of The Pittston Company (the "Company") approved the Brink's Stock Proposal, as described in the Company's proxy statement dated December 15, 1995, resulting in the modification, effective as of January 19, 1996, of the capital structure of the Company to include an additional class of common stock. The outstanding shares of Pittston Services Group Common Stock ("Services Stock") have been redesignated as Pittston Brink's Group Common Stock, par value $1.00 per share ("Brink's Stock"), and one-half of one share of a new class of common stock identified as Pittston Burlington Group Common Stock, par value $1.00 per share, ("Burlington Stock") has been distributed for each outstanding share of Services Stock. Holders of Pittston Minerals Group Common Stock ("Minerals Stock") continue to be holders of such stock, which continues to reflect the performance of the Pittston Minerals Group (the "Minerals Group"). Brink's Stock is intended to reflect the performance of the Pittston Brink's Group (the "Brink's Group") and Burlington Stock is intended to reflect the performance of the Pittston Burlington Group (the "Burlington Group").

The financial statements of the Burlington Group include the balance sheets, the results of operations and cash flows of the Burlington Air Express Inc. ("Burlington") operations of the Company, and a portion of the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The Burlington Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate allocations reflected in these financial statements are determined based upon methods which management believes to be a reasonable and equitable allocation of such items
(see Note 2).

All stock and per share data in the accompanying financial statements have been restated to reflect the modification of the Company's capital structure. The primary impacts of this restatement are as follows:

  For the purpose of computing net income per common share of Burlington Stock, the number of shares of Burlington Stock are assumed to be one-half of the total number of shares of Services Stock. Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. The potential dilution from the exercise of stock options is not material. The potential dilution from the assumed conversion of the 9.20% convertible subordinated debentures in 1993 was not included since its effect was antidilutive. The shares of Burlington Stock assumed to be held in The Pittston Company Employee Benefits Trust are evaluated for inclusion in the calculation of net income per share under the treasury stock method and had no dilutive effect.

  All financial impacts of purchases and issuances of Services Stock have been attributed to each Group in relation of their respective common equity to the Services Group common stock. Dividends paid by the Company were attributed to the Brink's and Burlington Groups in relation to the initial dividends to be paid on the Brink's Stock and the Burlington Stock.


The Company provides to holders of Burlington Stock separate financial statements, financial review, descriptions of business and other relevant information for the Burlington Group in addition to the consolidated financial information of the Company. Notwithstanding the attribution of assets and liabilities (including contingent liabilities) among the Minerals Group, the Brink's Group and the Burlington Group for the purpose of preparing their respective financial statements, this attribution and the change in the capital structure of the Company contemplated by the Brink's Stock Proposal did not affect legal title to such assets or responsibility for such liabilities for the Company or any of its subsidiaries. Holders of Burlington Stock are common shareholders of the Company, which continues to be responsible for all of its liabilities. Financial impacts arising from one group that affect the Company's financial condition could affect the results of operations and financial condition of each of the groups. Since financial developments within one group could affect other groups, all shareholders of the Company could be adversely affected by an event directly impacting only one group. Accordingly, the Company's consolidated financial statements must be read in connection with the Burlington Group's financial statements.

The accounting policies applicable to the preparation of the financial statements of the Burlington Group may be modified or rescinded at the sole discretion of the Board without approval of shareholders, although there is no intention to do so.

PRINCIPLES OF COMBINATION
The accompanying financial statements reflect the combined accounts of the businesses comprising the Burlington Group and their majority-owned subsidiaries. The Burlington Group interests in 20% to 50% owned companies are carried on the equity method. All material intercompany items and transactions have been eliminated in combination. Certain prior year amounts have been reclassified to conform to the current year's financial statement presentation.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash on hand, demand deposits and investments with original maturities of three months or less.

INVENTORIES
Inventories are stated at cost (determined under the first-in, first-out or average cost method) or market, whichever is lower.

PROPERTY, PLANT AND EQUIPMENT
Expenditures for maintenance and repairs are charged to expense, and the costs of renewals and betterments are capitalized. Depreciation is provided principally on the straight-line method at varying rates depending upon estimated useful lives.

INTANGIBLES
The excess of cost over fair value of net assets of companies acquired is amortized on a straight-line basis over the estimated periods benefited.

The Burlington Group evaluates the carrying value of intangibles and the periods of amortization to determine whether events and circumstances warrant revised estimates of asset value or useful lives. The Burlington Group annually assesses the recoverability of the excess of cost over net assets acquired by determining whether the amortization of the asset balance over its remaining life can be recovered through projected undiscounted future operating cash flows. Evaluation of asset value as well as periods of amortization are performed on a disaggregated basis at each of the Burlington Group's operating units.

INCOME TAXES
Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

See Note 2 for allocation of the Company's U.S. federal income taxes to the Burlington Group.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
Postretirement benefits other than pensions are accounted for in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which requires employers to accrue the cost of such retirement benefits during the employees' service with the Company.

FOREIGN CURRENCY TRANSLATION
Assets and liabilities of foreign operations have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. Resulting cumulative translation adjustments have been included in shareholder's equity. Translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains and losses for the period.

A portion of the Burlington Group's financial results is derived from activities in several foreign countries, each with a local currency other than the U.S. dollar. Because the financial results of the Burlington Group are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. However, the Burlington Group's international activity is not concentrated in any single currency, which reduces the risks of foreign currency rate fluctuations.

FINANCIAL INSTRUMENTS
The Burlington Group uses foreign currency forward contracts to hedge risk of changes in foreign currency rates associated with certain transactions denominated in various currencies. Realized and unrealized gains and losses on these contracts, designated and effective as hedges, are deferred and recognized as part of the specific transaction hedged.

The Burlington Group also utilizes financial instruments to protect against price increases in jet fuel as well as interest rate changes on certain variable rate lease obligations. Gains and losses on such financial instruments, designated and effective as hedges, are recognized as part of the specific transaction hedged.

REVENUE RECOGNITION
Revenues related to transportation services are recognized, together with related transportation costs, on the date shipments physically depart from facilities en route to destination locations. Financial statements resulting from existing recognition policies do not materially differ from the allocation of revenue between reporting periods based on relative transit times in each reporting period with expenses recognized as incurred.

USE OF ESTIMATES
In accordance with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements. Actual results could differ from those estimates.

PENDING ACCOUNTING CHANGES
The Burlington Group is required to implement a new accounting standard, Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in 1996. SFAS No. 121 requires companies to review long-lived assets and certain identifiable intangibles to be held and used by an entity for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 requires companies to utilize a two-step approach to determining whether impairment of such assets has occurred and, if so, the amount of such impairment. Although the Burlington Group is still reviewing the impact of adopting SFAS No. 121, it is estimated that its adoption will not have any impact on the Burlington Group's financial statements as of January 1, 1996.

The Burlington Group is required to implement a new accounting standard SFAS No. 123, "Accounting for Stock Based Compensation", in 1996. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Although SFAS No. 123 encourages adoption of a fair value based method of accounting for all employee stock compensation plans, it allows entities to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock issued to Employees" with disclosure of net income and earnings per share as if the fair value based method of accounting is applied. The Burlington
Group expects to continue to account for its stock compensation plans according to APB No. 25 with the disclosure of the impact on net income and earnings per share as if the fair value based method of accounting is applied.


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

FINANCIAL
As a matter of policy, the Company manages most financial activities of the Burlington Group, Brink's Group and Minerals Group on a centralized, consolidated basis. Such financial activities include the investment of surplus cash; the issuance, repayment and repurchase of short-term and long-term debt; the issuance and repurchase of common stock and the payment of dividends. In preparing these financial statements, transactions primarily related to invested cash, short-term and long-term debt (including convertible debt), related net interest and other financial costs have been attributed to the Burlington Group based upon its cash flows for the periods presented after giving consideration to the debt and equity structure of the Company. The Company attributes long-term debt to the Burlington Group based upon the purpose for the debt in addition to the cash requirements of the Burlington Group. See Note 8 for details and amounts of long-term debt. The portion of the Company's interest expense allocated to the Burlington Group for 1995, 1994 and 1993 was $2,327, $2,629 and $5,063, respectively. Management believes such method of allocation to be equitable and a reasonable estimate of the cost attributable to the Burlington Group.

To the extent borrowings are deemed to occur between the Burlington Group, the Brink's Group and the Minerals Group, intergroup accounts are established bearing interest at the rate in effect from time to time under the Company's unsecured credit lines or, if no such credit lines exist, at the prime rate charged by Chemical Bank from time to time. At December 31, 1995 and 1994, the Minerals Group owed the Burlington Group $19,910 and $42,465, respectively, as the result of borrowings.

INCOME TAXES

The Burlington Group is included in the consolidated U.S. federal income tax return filed by the Company.

The Company's consolidated provision and actual cash payments for U.S. federal income taxes are allocated between the Burlington Group, Brink's Group and Minerals Group in accordance with the Company's tax allocation policy and reflected in the financial statements for each Group. In general, the consolidated tax provision and related tax payments or refunds are allocated among the Groups, for financial statement purposes, based principally upon the financial income, taxable income, credits and other amounts directly related to the respective Group. Tax benefits that cannot be used by the Group generating such attributes, but can be utilized on a consolidated basis, are allocated to the Group that generated such benefits and an intergroup account is established for the benefit of the

Group generating the attributes. As a result, the allocated Group amounts of taxes payable or refundable are not necessarily comparable to those that would have resulted if the Groups had filed separate tax returns. At December 31, 1995 and 1994, the Burlington Group owed the Minerals Group $22,029 and $21,436, respectively, for such tax benefits, of which $8,029 and $10,436, respectively, were not expected to be paid within one year from such dates in accordance with the policy.

SHARED SERVICES
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Burlington Group based upon utilization and other methods and criteria which management believes to be equitable and a reasonable estimate of the cost attributable to the Burlington Group. These allocations were $4,770, $4,665 and $4,757 in 1995, 1994 and 1993, respectively.

PENSION
The Burlington Group's pension cost related to its participation in the Company's noncontributory defined benefit pension plan is actuarially determined based on its respective employees and an allocable share of the pension plan assets and calculated in accordance with Statement of Financial Accounting Standards No. 87 ("SFAS 87"). Pension plan assets have been allocated to the Burlington Group based on the percentage of its projected benefit obligation to the plan's total projected benefit obligation. Management believes such method of allocation to be equitable and a reasonable estimate of the cost attributable to the Burlington Group.


3. SHAREHOLDER'S EQUITY

The following presents shareholder's equity of the Burlington Group assuming completion of the Brink's Stock Proposal transaction:



                                              Year Ended December 31
                                           1995       1994        1993
- --------------------------------------------------------------------------------
Balance at beginning of period           $ 240,880   203,150     181,576
Net income                                  32,855    38,356      15,476
Foreign currency translation adjustment        945     2,418        (768)
Stock options exercised                        548     1,837       4,001
Stock released from employee benefits
  trust to employee benefits plan            1,661       443         278
Stock sold from employee benefits
  trust to employee benefits plan              --         --          73
Stock sold to Minerals Group                   --        107          42
Stock repurchases                           (1,134)   (2,042)       (304)
Dividends declared                          (4,201)   (4,161)     (3,880)
Cost of Services Stock Proposal                 --        (1)       (782)
Tax benefit of options exercised               299       765         501
Conversion of debt                              --         8          --
Net cash (to) from the Company                  --        --       6,937
- --------------------------------------------------------------------------------
Balance at end of period                  $271,853   240,880    203,150
- --------------------------------------------------------------------------------


Included in shareholder's equity is the cumulative foreign currency translation adjustment of $721, $1,666 and $4,084 at December 31, 1995, 1994 and 1993,
respectively.


4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost, consist of the following:

                                        December 31
                                   1995        1994
- ---------------------------------------------------
Land                            $ 1,495         197
Buildings                        20,102       9,147
Machinery and equipment          106,843     85,709
- ---------------------------------------------------
Total                           $128,440     95,053
===================================================


The estimated useful lives for property, plant and equipment are as follows:

                                             Years
- ---------------------------------------------------
Buildings                                  10 to 25
Machinery and equipment                     4 to 10


Depreciation of property, plant and equipment aggregated $13,449 in 1995, $10,797 in 1994 and $8,735 in 1993.


5. INTANGIBLES

Intangibles consist entirely of the excess of cost over fair value of net assets of companies acquired and are net of accumulated amortization of $72,721 at December 31, 1995 and $66,140 at December 31, 1994. The estimated useful life of intangibles is generally forty years. Amortization of intangibles aggregated $6,295 in 1995, $6,162 in 1994 and $6,218 in 1993.


6. FINANCIAL INSTRUMENTS

Financial instruments which potentially subject the Burlington Group to concentrations of credit risk consist principally of cash and cash equivalents, and trade receivables. The Burlington Group's cash and cash equivalents are placed with high credit quality financial institutions. Also, by policy, the amount of credit exposure to any one financial institution is limited. Concentration of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Burlington Group's customer base, and their dispersion across many different industries and geographic areas.

The following details the fair values of financial instruments for which it is practicable to estimate the value:

CASH AND CASH EQUIVALENTS
The carrying amounts approximate fair value because of the short maturity of these instruments.

DEBT
The aggregate fair value of the Burlington Group's long-term debt obligations, which is based upon quoted market prices and rates currently available to the Burlington Group for debt with similar terms and maturities, approximates the carrying amount.

OFF-BALANCE SHEET INSTRUMENTS
The Burlington Group utilizes various off-balance sheet financial instruments, as discussed below, to hedge its foreign currency and other market exposures. The risk that counterparties to such instruments may be unable to perform is minimized by limiting the counterparties to major financial institutions. The Burlington Group does not expect any losses due to such counterparty default.

Foreign currency forward contracts -- The Company enters into foreign currency forward contracts with a duration of 30 days as a hedge against accounts payable denominated in various currencies. These contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the payables being hedged. At December 31, 1995, the total contract value of foreign currency forward contracts outstanding was $6,189. As of such date, the fair value of the foreign currency forward contracts was not significant.

Fuel contracts -- The Burlington Group has hedged a portion of its jet fuel requirements through a swap contract. At December 31, 1995, the notional value of the jet fuel swap, aggregating 11.2 million gallons, through mid-1996, was $5,767. In addition, the Company has entered into several commodity option transactions that are intended to protect against significant increases in jet fuel prices. These transactions, aggregate 10.8 million gallons with a notional value of $6,480 and are applicable throughout the first half of 1996. The Company has also entered into a collar transaction applicable to 6.0 million gallons that provides a minimum and maximum per gallon price. This transaction is settled monthly based upon the average of the high and low prices during each period.

The fair value of these fuel hedge transactions may fluctuate over the course of the contract period due to changes in the supply and demand for oil and refined products. Thus, the economic gain or loss, if any, upon settlement of the contracts may differ from the fair value of the contracts at an interim date.
At December 31, 1995, the fair value of these contracts was not significant.

Interest rate contracts -- In connection with the aircraft leasing by Burlington, the Company has entered into an interest rate swap agreement.
This variable to fixed interest rate swap agreement had a notional value of $30,000 that fixes the Company's interest rate at 7.05% through January 2, 1998. Given the decline in the base variable rate subsequent to when the agreement was entered into, the cost to the Company to terminate the agreement would have been $1,195 at December 31, 1995.


7. INCOME TAXES

The provision (credit) for income taxes consists of the following:

                     U.S.
                  Federal  Foreign   State    Total
- ----------------------------------------------------
1995:
Current            $20,139   1,424   1,500   23,063
Deferred            (2,839) (1,064)   (442)  (4,345)
- ----------------------------------------------------
Total              $17,300     360   1,058   18,718
====================================================
1994:
Current            $22,077   3,033   3,000   28,110
Deferred            (4,472)     80    (864)  (5,256)
- ----------------------------------------------------
Total              $17,605   3,113   2,136   22,854
====================================================
1993:
Current            $10,806   1,870   1,100   13,776
Deferred             (520)    (302)   (515)  (1,337)
- ----------------------------------------------------
Total              $10,286   1,568     585   12,439
====================================================



The significant components of the deferred tax benefit were as follows:

                                                     1995       1994       1993
- --------------------------------------------------------------------------------
Deferred tax expense (benefit), exclusive of
 the components listed below                      $(2,212)    (6,028)    (2,118)
Net operating loss carryforwards                   (1,490)      (247)       205
Alternative minimum tax credits                      (565)     1,084        647
Change in the valuation allowance for deferred
 tax assets                                           (78)       (65)       (71)
- --------------------------------------------------------------------------------
Total                                             $(4,345)    (5,256)    (1,337)
================================================================================


The tax benefit for compensation expense related to the exercise of certain employee stock options for tax purposes in excess of compensation expense for financial reporting purposes is recognized as an adjustment to shareholder's equity.

The components of the net deferred tax asset as of December 31, 1995 and December 31, 1994 were as follows:

                                                              1995          1994
- ---------------------------------------------------------------------------------
Deferred tax assets:
Accounts receivable                                       $  3,149         3,368
Postretirement benefits other than pensions                  1,100           985
Workers' compensation and other claims                       1,357         1,819
Other liabilities and reserves                              13,275        11,194
Miscellaneous                                                1,642           612
Net operating loss carryforwards                             5,340         3,850
Alternative minimum tax credits                             11,653        10,963
Valuation allowance                                             --           (78)
- ---------------------------------------------------------------------------------
Total deferred tax asset                                    37,516        32,713
- ---------------------------------------------------------------------------------
Deferred tax liabilities:
Property, plant and equipment                                  576           725
Pension assets                                               1,486         1,608
Other assets                                                   684           383
Miscellaneous                                               12,379        10,864
- ---------------------------------------------------------------------------------
Total deferred tax liability                                15,125        13,580
- ---------------------------------------------------------------------------------
Net deferred tax asset                                    $ 22,391        19,133
=================================================================================


The recording of deferred federal tax assets is based upon their expected utilization in the Company's consolidated federal income tax return and the benefit that would accrue to the Burlington Group under the Company's tax allocation policy.

The valuation allowance relates to deferred tax assets in certain foreign jurisdictions.

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% in 1995, 1994 and 1993 to the income before income taxes.

                                                        Year Ended December 31
                                                      1995        1994        1993
- ----------------------------------------------------------------------------------
Income (loss) before income taxes:
United States                                     $ 34,943      35,464      11,633
Foreign                                             16,630      25,746      16,282
- ----------------------------------------------------------------------------------
Total                                             $ 51,573      61,210      27,915
==================================================================================
Tax provision computed at statutory rate          $ 18,051      21,424       9,770
Increases (reductions) in taxes due to:
State income taxes (net of federal tax benefit)        688       1,388         380
Goodwill amortization                                2,079       1,891       2,065
Difference between total taxes on foreign
  income and the U.S. federal statutory rate        (1,430)     (2,790)        107
Miscellaneous                                         (670)        941         117
- ----------------------------------------------------------------------------------
Actual tax provision                               $18,718      22,854      12,439
==================================================================================

It is the policy of the Burlington Group to accrue deferred income taxes on temporary differences related to the financial statement carrying amounts and tax bases of investments in foreign subsidiaries and affiliates which are expected to reverse in the foreseeable future. As of December 31, 1995 and December 31, 1994, the unrecognized deferred tax liability for temporary differences of approximately $9,340 and $20,237, respectively, related to investments in foreign subsidiaries and affiliates that are essentially permanent in nature and not expected to reverse in the foreseeable future was approximately $3,269 and $7,083, respectively.

The Burlington Group is included in the Company's consolidated U.S. federal income tax return.

As of December 31, 1995, the Burlington Group had $11,653 of alternative minimum tax credits allocated to it under the Company's tax allocation policy. Such credits are available to offset future U.S. federal income taxes and, under current tax law, the carryforward period for such credits is unlimited.

The tax benefits of net operating loss carryforwards of the Burlington Group as at December 31, 1995 were $5,340 and related to various state and foreign taxing jurisdictions. The expiration periods primarily range from 5 to 15 years.


8. LONG-TERM DEBT

A portion of the outstanding debt under the Company's credit agreement and the Company's subordinated obligations have been attributed to the Burlington Group. Total long-term debt of the Burlington Group consists of the following:

                                                    As of December 31
                                                     1995      1994
- ----------------------------------------------------------------------
Senior obligations:
Canadian dollar term loan due 1999 (7.50%
 in 1995 and 6.19% in 1994)                       $ 2,932     2,852
All other                                           7,772       353
- ----------------------------------------------------------------------
                                                   10,704     3,205
Obligations under capital leases (average rates
 13.00% in 1995 and 12.04% in 1994)                 1,645       619
- ----------------------------------------------------------------------
                                                   12,349     3,824
- ----------------------------------------------------------------------
Attributed portion of the Company's debt:
U.S. dollar term loan due 2000 (year-end rate
  6.48% in 1994)                                       --    23,434
4% subordinated debentures due 1997                14,348    14,648
- ----------------------------------------------------------------------
                                                   14,348    38,082
- ----------------------------------------------------------------------
Total long-term debt, less current maturities     $26,697    41,906
======================================================================


For the four years through December 31, 2000, minimum repayments of long-term debt outstanding are as follows:

           1997             $16,446
           1998              4,685
           1999              1,490
           2000                859

The Canadian dollar term loan to a wholly-owned indirect subsidiary of the Burlington Group, bears interest based on Canadian prime or Bankers' Acceptance rates or, if converted to a U.S. dollar loan, based on Eurodollar or Federal Funds rates. The Canadian dollar term loan is guaranteed by the Company.

In March 1994, the Company entered into a $350,000 credit agreement with a syndicate of banks (the "Facility"). The Facility included a $100,000 five-year term loan, which originally matured in March 1999. The Facility also permitted additional borrowings, repayments and reborrowings of up to an aggregate of $250,000 initially until March 1999. In March 1995, the Facility was amended to extend the maturity of the term loan to May 2000 and to permit the additional borrowings, repayments and reborrowings until May 2000. Interest on borrowings under the Facility is payable at rates based on prime, certificate of deposit, Eurodollar or money market rates. At December 31, 1995, no borrowings under the Facility were attributed to the Burlington Group.

The 4% subordinated debentures due July 1, 1997, are exchangeable for cash, at the rate of $157.80 per $1,000 debenture. The debentures are redeemable at the Company's option, in whole or in part, at any time prior to maturity, at redemption prices equal to 100% of principal amount. In 1995, the Company redeemed $300 in principal of its 4% subordinated debentures.

On April 15, 1994, the Company redeemed all of the 9.2% convertible subordinated debentures due July 1, 2004, at a premium of $767. The premium has been included in the Statement of Operations in "Other income (expense), net".

Various international operations maintain lines of credit and overdraft facilities aggregating approximately $96,000 with a number of banks on either a secured or unsecured basis.

Under the terms of some of its debt instruments, the Company has agreed to various restrictions relating to the payment of dividends, the repurchase of capital stock, the maintenance of consolidated net worth, and the amount of additional funded debt which may be incurred. See the Company's consolidated financial statements and related footnotes.

At December 31, 1995, the Company's portion of outstanding unsecured letters of credit allocated to the Burlington Group was $39,924, primarily supporting the Burlington Group's obligations under aircraft leases and its various self-insurance programs.

9. STOCK OPTIONS

The Company grants options under its 1988 Stock Option Plan (the "1988 Plan") to executives and key employees and under its Non-Employee Directors' Stock Option Plan (the "Non-Employee Plan") to outside directors to purchase common stock at a price not less than 100% of quoted market value at date of grant.

The Company's 1979 Stock Option Plan (the "1979 Plan") and 1985 Stock Option Plan (the "1985 Plan") terminated in 1985 and 1988, respectively, except as to options still outstanding.

As part of the Brink's Stock Proposal (Note 1), the 1988 and Non-Employee Plans were amended to permit option grants to be made to optionees with respect to Brink's Stock or Burlington Stock in addition to Minerals Stock. Upon approval of the Brink's Stock Proposal, a total of 2,383,422 shares of Services Stock were subject to options outstanding under the 1988 Plan, the Non-Employee Plan, the 1979 Plan and the 1985 Plan. Pursuant to antidilution provisions in the option agreements covering such plans, the Company converted these options into options for shares of Brink's Stock or Burlington Stock, or both, depending on the employment status and responsibilities of the particular optionee. In the case of optionees having Company-wide responsibilities, each outstanding Services Stock option was converted into options for both Brink's Stock and Burlington Stock. In the case of other optionees, each outstanding option was converted into a new option only for Brink's Stock or Burlington Stock, as the case may be. As a result, upon approval of the Brink's Stock Proposal, 1,749,822 shares of Brink's Stock and 1,989,466 shares of Burlington Stock were subject to options.


10. CAPITAL STOCK

The Company, at any time, has the right to exchange each outstanding share of Burlington Stock for shares of Brink's Stock (or, if no Brink's Stock is then outstanding, Minerals Stock) having a fair market value equal to 115% of the fair market value of one share of Burlington Stock. In addition, upon the disposition of all or substantially all of the properties and assets of the Burlington Group to any person (with certain exceptions), the Company is required to exchange each outstanding share of Burlington Stock for shares of Brink's Stock (or, if no Brink's Stock is then outstanding, Minerals Stock) having a fair market value equal to 115% of the fair market value of one share of Burlington Stock.

The Company, at any time, has the right to exchange each outstanding share of Minerals Stock, which was previously subject to exchange for shares of Services Stock, for shares of Brink's Stock (or, if no Brink's Stock is then outstanding, Burlington Stock) having a fair market value equal to 115% of the fair market value of one share of Minerals Stock. In addition, upon the disposition of all or substantially all of the properties and assets of the Minerals Group to any person (with certain exceptions), the Company is required to exchange each outstanding share of Minerals Stock for shares of Brink's Stock (or, if no Brink's Stock is then outstanding, Burlington Stock) having a fair market value equal to 115% of the fair market value of one share of Minerals Stock. If any shares of the Company's Preferred Stock are converted after an exchange of Minerals Stock for Brink's Stock (or Burlington Stock), the holder of such Preferred Stock would, upon conversion, receive shares of Brink's Stock (or Burlington Stock) in lieu of shares of Minerals Stock otherwise issuable upon such conversion.

Shares of Brink's Stock are not subject to either optional or mandatory exchange. The net proceeds of any disposition of properties and assets of the Brink's Group will be attributed to the Brink's Group. In the case of a disposition of all or substantially all the properties and assets of any other group, the net proceeds will be attributed to the group the shares of which have been issued in exchange for shares of the selling group.

Holders of Brink's Stock at all times have one vote per share. Holders of Burlington Stock and Minerals Stock have one and 0.626 votes per share, respectively, subject to adjustment on January 1, 1998, and on each January 1 every two years thereafter in such a manner so that each class' share of the aggregate voting power at such time will be equal to that class' share of the aggregate market capitalization of the Company's common stock at such time. Accordingly, on each adjustment date, each share of Burlington Stock and Minerals Stock may have more than, less than or continue to have the number of votes per share as they have. Holders of Brink's Stock, Burlington Stock and Minerals Stock vote together as a single voting group on all matters as to which all common shareholders are entitled to vote. In addition, as prescribed by Virginia law, certain amendments to the Articles of Incorporation affecting, among other things, the designation, rights, preferences or limitations of one class of common stock, or certain mergers or statutory share exchanges, must be approved by the holders of such class of common stock, voting as a group, and, in certain circumstances, may also have to be approved by the holders of the other classes of common stock, voting as separate voting groups.

In the event of a dissolution, liquidation or winding up of the Company, the holders of Brink's Stock, Burlington Stock and Minerals Stock, effective as of January 19, 1996, share on a per share basis an aggregate amount equal to 55%, 28% and 17%, respectively, of the funds, if any, remaining for distribution to the common shareholders. In the case of Minerals Stock, such percentage has been set, using a nominal number of shares of Minerals Stock of 4,202,954 (the "Nominal Shares") in excess of the actual number of shares of Minerals Stock outstanding, to ensure that the holders of Minerals Stock are entitled to the same share of any such funds immediately following the consummation of the transactions as they were prior thereto. These liquidation percentages are subject to adjustment in proportion to the relative change in the total number of shares of Brink's Stock, Burlington Stock and Minerals Stock, as the case may be, then outstanding to the total number of shares of all other classes of common stock then outstanding (which totals, in the case of Minerals Stock, shall include the Nominal Shares).

In November 1995, the Board of Directors (the "Board"), authorized the repurchase, subject to shareholder approval of the Brink's Stock Proposal, of up to 1,500,000 shares of Burlington Stock from time to time in the open market or in private transactions, as conditions warrant, not to exceed an aggregate purchase price of $45,000 for all common stock of the Company.

Dividends paid to holders of Burlington Stock are limited to funds of the Company legally available for the payment of dividends. Amounts available for dividends may be further limited by covenants in the Company's public debt indentures and bank credit agreements. See the Company's consolidated financial statements and related footnotes. Subject to these limitations, the Company's Board, although there is no requirement to do so, intends to declare and pay dividends on the Burlington Stock based primarily on the earnings, financial condition, cash flow and business requirements of the Burlington Group.

In January 1994, the Company issued 161,000 shares of its $31.25 Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock"). The Convertible Preferred Stock, which is convertible into Minerals Stock and which has been attributed to the Minerals Group, pays an annual dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefore, when as and if, declared by the Board. Payment of dividends commenced on March 1, 1994. Such stock also bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon.

In December 1992, the Company formed the Pittston Company Employee Benefits Trust (the "Trust") to hold shares of its common stock to fund obligations under certain employee benefits programs. Upon formation of the Trust, the Company sold for a promissory note of the Trust, 4,000,000 shares of its common stock to the Trust at a price equal to the fair value of the stock on the date of sale. Upon approval of the Brink's Stock Proposal, 1,768,906 shares of Burlington Stock were distributed to the Trust. At December 31, 1995, 1,776,453 shares of Burlington Stock (1,889,283 in 1994) remained in the Trust, valued at market. The value of these shares has no impact on shareholder's equity.


11. ACQUISITIONS

During 1995, the Burlington Group acquired one small business and completed the integration of its investments in certain businesses acquired on December 31, 1994, for an aggregate purchase price of $645. The acquisitions were accounted for as purchases; accordingly, the purchase price was allocated to the underlying assets and liabilities based on the respective estimated fair value at the date of acquisition. The fair value of the assets acquired was $6,602 and liabilities assumed was $10,399. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was $4,442 and is being amortized over a period of forty years. In addition, during 1995, the Burlington Group made a contingent payment of $693 for an acquisition made in prior years.

During 1994, the Burlington Group acquired several small businesses and made a contingent payment related to an acquisition made in a prior year. Total consideration paid was $5,938.

During 1993, the Burlington Group acquired one small business and made a contingency payment related to an acquisition consummated in a prior year. The total consideration paid was $736. The acquisition has been accounted for as a purchase and the purchase price for the acquisitions was essentially equal to the fair value of assets acquired.

The results of operations of the companies acquired in 1995, 1994 and 1993 have been included in the Burlington Group's results of operations from their date of acquisition.


12. LEASES

The Burlington Group leases aircraft, facilities, vehicles, computers and other equipment under long-term operating leases with varying terms, and most of the leases contain renewal and/or purchase options. As of December 31, 1995, aggregate future minimum lease payments under noncancellable operating leases were as follows:

                                   Equipment
             Aircraft  Facilities    & Other    Total
- ------------------------------------------------------
1996          $27,585      21,503      4,768   53,856
1997           27,727      17,741      3,690   49,158
1998           11,559      15,443      2,788   29,790
1999            6,744      12,893      1,881   21,518
2000               --      10,979      1,591   12,570
2001               --       9,156      1,067   10,223
2002               --       7,034        601    7,635
2003               --       6,558        417    6,975
2004               --       6,231      4,132   10,363
2005               --       5,108         --    5,108
Later Years        --      49,623         --   49,623
- ------------------------------------------------------
Total         $73,615     162,269     20,935  256,819
======================================================


These amounts are net of aggregate future minimum noncancellable sublease rentals of $164.

Rent expense amounted to $62,751 in 1995, $57,412 in 1994 and $51,677 in 1993
and is net of sublease rentals of $490, $695 and $781, respectively.

Burlington entered into a transaction covering various leases which provided for the replacement of four B707 aircraft with four DC8-71 aircraft and completed an evaluation of other fleet related costs. The net effect of this transaction, which was reflected in the 1993 financial statements, did not have a material impact on operating profit.

The Burlington Group incurred capital lease obligations of $2,288 in 1995, $755 in 1994 and $542 in 1993. As of December 31, 1994, the Burlington Group's obligations under capital leases were not significant.

13. EMPLOYEE BENEFIT PLANS

The Burlington Group's businesses participate in the Company's noncontributory defined benefit pension plan covering substantially all nonunion employees who meet certain minimum requirements, in addition to sponsoring certain other defined benefit plans. Benefits of most of the plans are based on salary and years of service. The Burlington Group's pension cost relating to its participation in the Company's defined benefit pension plan is actuarially determined based on its respective employees and an allocable share of the pension plan assets. The Company's policy is to fund the actuarially determined amounts necessary to provide assets sufficient to meet the benefits to be paid to plan participants in accordance with applicable regulations. The net pension expense for 1995, 1994 and 1993 for all plans is as follows:

                                                      Year Ended December 31
                                                    1995        1994        1993
- ---------------------------------------------------------------------------------
Service cost benefits earned during year        $  2,856       3,009       2,350
Interest cost on projected benefit obligation      3,162       2,919       2,460
Loss (return) on assets actual                   (11,344)        662      (7,016)
(Loss) return on assets deferred                   6,223      (5,713)      2,915
Other amortization, net                             (305)       (357)       (255)
- ---------------------------------------------------------------------------------
Net pension expense                             $    592         520         454
=================================================================================


The assumptions used in determining the net pension expense for the Company's major pension plan were as follows:

                                                      1995      1994      1993
- -------------------------------------------------------------------------------
Interest cost on projected benefit obligation         8.75%     7.5%      9.0%
Expected long-term rate of return on assets          10.0%     10.0%     10.0%
Rate of increase in compensation levels               4.0%      4.0%      5.0%


The funded status and prepaid pension expense at December 31, 1995 and 1994 are as follows:

                                                                 1995        1994
- ----------------------------------------------------------------------------------
Actuarial present value of accumulated benefit obligation:
Vested                                                       $ 38,240      25,929
Nonvested                                                       2,524       2,081
- ----------------------------------------------------------------------------------
                                                               40,764      28,010
Benefits attributable to projected salaries                    10,376       7,313
- ----------------------------------------------------------------------------------
Projected benefit obligation                                   51,140      35,323
Plan assets at fair value                                      59,831      49,390
- ----------------------------------------------------------------------------------
Excess of plan assets over projected benefit obligation         8,691      14,067
Unamortized initial net asset                                    (724)     (1,082)
Unrecognized experience gain                                    1,732      (2,873)
Unrecognized prior service cost                                   106          84
- ----------------------------------------------------------------------------------
Net pension assets                                              9,805      10,196
Current pension liability                                         622         459
- ----------------------------------------------------------------------------------
Deferred pension asset per balance sheet                     $ 10,427      10,655
==================================================================================

For the valuation of pension obligations and the calculation of the funded status, the discount rate was 7.5% in 1995 and 8.75% in 1994. The expected long-term rate of return on assets was 10% in both years. The rate of increase in compensation levels used was 4% in 1995 and 1994.

The unrecognized initial net asset at January 1, 1986 (January 1, 1989, for certain foreign pension plans), the date of adoption of SFAS 87, has been amortized over the estimated remaining average service life of the employees. As of December 31, 1995, approximately 75% of plan assets were invested in equity securities and 25% in fixed income securities.

The Burlington Group also provides certain postretirement health care and life insurance benefits for eligible active and retired employees in the United States and Canada.

For the years 1995, 1994 and 1993, the components of periodic expense for these postretirement benefits were as follows:

                                                  Year Ended December 31
                                                     1995   1994 1993
- --------------------------------------------------------------------------
Service cost benefits earned during year             $129    219    112
Interest cost on accumulated postretirement
 benefit obligation                                   192    247    160
- --------------------------------------------------------------------------
Total expense                                        $321    466    272
==========================================================================



Interest costs on the accumulated postretirement benefit obligation were based upon rates of 8.75% in 1995, 7.5% in 1994 and 9% in 1993.

At December 31, 1995 and 1994, the actuarial and recorded liabilities for these postretirement benefits, none of which have been funded, were as follows:

                                                         1995       1994
- --------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
Retirees                                              $   569        589
Fully eligible active plan participants                   403        379
Other active plan participants                          1,919      1,349
- --------------------------------------------------------------------------
                                                        2,891      2,317
Unrecognized experience gain (loss)                       (71)       214
- --------------------------------------------------------------------------
Liability included on the balance sheet                 2,820      2,531
Less current portion                                      107         50
- --------------------------------------------------------------------------
Noncurrent liability for postretirement health care
  and life insurance benefits                         $ 2,713      2,481
==========================================================================


The accumulated postretirement benefit obligation was deter-mined using the unit credit method and an assumed discount rate of 7.5% in 1995 and 8.75% in 1994. The postretirement benefit obligation for U.S. salaried employees does not provide for changes in health care costs since the employer's contribution to the plan is a fixed amount.

A percentage point increase each year in the assumed health care cost trend rate used would not have resulted in any increase in the aggregate service and interest components of expense for the year 1995 or in the accumulated postretirement benefit obligation at December 31, 1995.

The Burlington Group also participates in the Company's Savings-Investment Plan to assist eligible employees in providing for retirement or other future financial needs. Employee contributions are matched at rates of 75% up to 5% of compensation (subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended). Contribution expense under the plan aggregated $2,326 in 1995, $1,656 in 1994 and $1,207 in 1993.

In May 1994, the Company's shareholders approved the Employee Stock Purchase Plan effective July 1, 1994. See the Company's consolidated financial statements and related footnotes for information regarding the Company's Employee Stock Purchase Plan.

The Burlington Group sponsors several other defined contribution benefit plans based on hours worked or other measurable factors. Contributions under all of these plans aggregated $662 in 1995, $556 in 1994 and $443 in 1993.


14. SEGMENT INFORMATION

Operating revenues by geographic area are as follows:

                                      Year Ended December 31
                                 1995         1994         1993
- -----------------------------------------------------------------
United States              $  535,091      565,813      459,431
International operations      879,730      649,471      538,648
- -----------------------------------------------------------------
Total operating revenues   $1,414,821    1,215,284      998,079
=================================================================


The following is derived from the business segment information in the Company's consolidated financial statements as it relates to the Burlington Group. See
Note 2, Related Party Transactions, for a description of the Company's policy for corporate allocations.

The Burlington Group's portion of the Company's operating profit is as follows:

                                                     Year Ended December 31
                                                  1995        1994        1993
- --------------------------------------------------------------------------------
United States                                 $ 30,416      45,732      19,290
International operations                        28,307      23,492      18,681
- --------------------------------------------------------------------------------
Burlington Group's portion of the Company's
 segment operating profit                       58,723      69,224      37,971
Corporate expenses allocated to the
 Burlington Group                               (4,770)     (4,665)     (4,757)
- --------------------------------------------------------------------------------
Total operating profit                        $ 53,953      64,559      33,214
================================================================================

The Burlington Group's portion of the Company's assets at year end is as follows:


                                         Year Ended December 31
                                        1995       1994       1993
- --------------------------------------------------------------------
United States                       $302,593    284,294    268,705
International operations             237,126    188,146    149,989
- --------------------------------------------------------------------
Burlington Group's portion of the
  Company's assets                   539,719    472,440    418,694
Burlington Group's portion of
  corporate assets                    32,358     49,076     13,542
- --------------------------------------------------------------------
Total assets                        $572,077    521,516    432,236
====================================================================


15. CONTINGENT LIABILITIES

Under the Coal Industry Retiree Health Benefit Act of 1992 (the "Act"), the Company and its majority-owned subsidiaries at July 20, 1992, including the Burlington Group included in these financial statements, are jointly and severally liable with the Brink's Group and the Minerals Group for the costs of health care coverage provided for by that Act. For a description of the Act and an estimate of certain of such costs, see Note 13 to the Company's consolidated financial statements. At this time, the Company expects the Minerals Group to generate sufficient cash flow to discharge its obligations under the Act.

In April 1990, the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ("Tankport") in Jersey City, New Jersey, which operations were sold in 1983. Under the settlement agreement, the Company is obligated to pay 80% of the remediation costs. Based on data available to the Company and its environmental consultants, the Company estimates its portion of the cleanup costs on an undiscounted basis using existing technologies to be between $6,700 and $16,400 over a period of up to five years. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which the clean-up will be conducted. The clean-up estimates have been modified from prior years' in light of cost inflation. The estimate of costs and the timing of payments could change as a result of changes to the remediation plan required, changes in the technology available to treat the site, unforseen circumstances existing at the site and additional cost inflation.

The Company commenced insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. In August 1995, the District Court ruled on various Motions for Summary Judgement. In its decision, the Court found favorably for the Company on several matters relating to the comprehensive general liability policies but concluded that the pollution liability policies did not contain pollution coverage for the types of claims associated with the Tankport site. The Company has filed a notice of its intent to appeal the District Court's decision to the Third Circuit. Management and its outside legal counsel continue to believe, however, that recovery of a substantial portion of the cleanup costs will ultimately be probable of realization. Accordingly, management is revising its earlier belief that there is no net liability for the Tankport obligation, and it is the Company's belief that, based on estimates of potential liability and probable realization of insurance recoveries, the Company would be liable for approximately $1,400 based on the Court's decision and related developments of New Jersey law.


16. SUPPLEMENTAL CASH FLOW INFORMATION

For the years ended December 31, 1995, 1994 and 1993, cash payments for income taxes, net of refunds received, were $20,346, $16,980 and $12,181, respectively.

For the years ended December 31, 1995, 1994 and 1993, cash payments for interest were $5,055, $4,926 and $5,359, respectively.

On December 31, 1995, the Minerals Group assumed the portion of the Company's term loan in the amount of $23,434, which had been attributed to the Burlington Group, as partial settlement of the intercompany payable due to the Burlington Group. This transfer of debt as partial settlement of the intercompany between the Groups has been recognized as a noncash transaction and is not included in the Burlington Group's 1995 Statement of Cash Flows.




17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Tabulated below are certain data for each quarter of 1995 and 1994.

                                    1st        2nd        3rd        4th
- --------------------------------------------------------------------------
1995 QUARTERS:
Operating revenues              $323,944    341,950    365,793    383,134
Gross profit                      34,352     42,305     47,334     45,109
Net income                      $  4,049      8,009     10,524     10,273

Per Pittston Burlington Group
 Common Share:
Net income                      $    .21        .42        .56        .54

1994 QUARTERS:
Operating revenues              $261,484    302,266    311,925    339,609
Gross profit                      31,959     48,849     45,010     45,571
Net income                      $  3,339     11,509     13,438     10,070

Per Pittston Burlington Group
 Common Share:
Net income                      $    .18        .61        .71        .53

Pittston Minerals Group
STATEMENT OF MANAGEMENT RESPONSIBILITY


The management of The Pittston Company (the "Company") is responsible for preparing the accompanying Pittston Minerals Group (the "Mineral Group') financial statements and for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles. Management has also prepared the other information in the annual report and is responsible for its accuracy.

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

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
The Pittston Company

We have audited the accompanying balance sheets of Pittston Minerals Group (as described in Note 1) as of December 31, 1995 and 1994, and the related statements of operations and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of The Pittston Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements of Pittston Minerals Group present fairly, in all material respects, the financial position of Pittston Minerals Group as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As more fully discussed in Note 1, the financial statements of Pittston Minerals Group should be read in connection with the audited consolidated financial statements of The Pittston Company and subsidiaries.



KPMG Peat Marwick LLP
Stamford, Connecticut

January 25, 1996

Pittston Minerals Group
BALANCE SHEETS

                                                                                                                     December 31
(In thousands)                                                                                                     1995       1994
==================================================================================================================================
ASSETS
Current assets:
Cash and cash equivalents                                                                                     $   4,999      3,708
Short-term investments                                                                                           26,046     23,121
Accounts receivable:
  Trade (Note 5)                                                                                                 66,257     92,990
  Other                                                                                                          23,464     17,813
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 89,721    110,803
  Less estimated amount uncollectible                                                                             1,946      1,880
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 87,775    108,923
Coal inventory                                                                                                   37,329     25,518
Other inventory                                                                                                   4,591      4,629
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 41,920     30,147
Prepaid expenses                                                                                                  7,573     11,389
Deferred income taxes (Note 8)                                                                                   30,677     30,525
- ----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                            198,990    207,813
Property, plant and equipment, at cost (Note 4)                                                                 365,997    380,400
Less accumulated depreciation, depletion and amortization                                                       166,653    159,938
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                199,344    220,462
Deferred pension assets (Note 15)                                                                                79,393     75,803
Deferred income taxes (Note 8)                                                                                   80,699     97,945
Intangibles, net of amortization (Notes 6 and 12)                                                               117,551    120,649
Coal supply contracts (Note 11)                                                                                  63,455     82,240
Receivable Pittston Brink's Group/Burlington Group (Note 2)                                                      15,873     23,186
Other assets                                                                                                     43,304     39,414
- ----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                                  $ 798,609    867,512
==================================================================================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term bank borrowings                                                                                    $      24         --
Current maturities of long-term debt (Note 9)                                                                     1,199      7,554
Accounts payable                                                                                                 70,214     76,771
Payable Pittston Brink's Group (Note 2)                                                                           3,945        705
Payable Pittston Burlington Group (Note 2)                                                                        5,910     31,465
Accrued liabilities:
  Taxes                                                                                                          16,600     21,259
  Workers' compensation and other claims                                                                         20,334     22,647
  Postretirement benefits other than pensions (Note 15)                                                          18,647     16,951
  Reclamation                                                                                                    12,450     19,323
  Miscellaneous (Note 14)                                                                                        70,353     77,049
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                138,384    157,229
- ----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                                       219,676    273,724
Long-term debt, less current maturities (Note 9)                                                                100,791     88,175
Postretirement benefits other than pensions (Note 14)                                                           213,707    212,977
Workers' compensation and other claims                                                                          114,602    128,864
Reclamation                                                                                                      47,126     49,198
Other liabilities                                                                                               111,386    123,170
Commitments and contingent liabilities (Notes 9, 13, 14, 15, 19 and 20)
Shareholder's equity (Note 3)                                                                                    (8,679)    (8,596)
- ----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                                                                    $ 798,609    867,512
==================================================================================================================================

See accompanying notes to financial statements.

Pittston Minerals Group
STATEMENTS OF OPERATIONS



                                                                                   Year Ended December 31
(In thousands, except per share amounts)                                       1995         1994        1993
==============================================================================================================
Net sales                                                                  $722,851      794,998     687,089
- --------------------------------------------------------------------------------------------------------------

Costs and expenses:
Cost of sales                                                               696,295      771,586     645,679
Selling, general and administrative expenses                                 33,252       37,049      36,789
Restructuring and other charges, including litigation accrual (Note 16)          --       90,806      78,633
- --------------------------------------------------------------------------------------------------------------
Total costs and expenses                                                    729,547      899,441     761,101
- --------------------------------------------------------------------------------------------------------------
Other operating income (Note 17)                                             22,768       15,281      10,246
- --------------------------------------------------------------------------------------------------------------
Operating profit (loss)                                                      16,072      (89,162)    (63,766)

Interest income                                                                 564          192         634
Interest expense (Note 2)                                                   (10,534)      (6,501)     (1,336)
Other income (expense), net (Note 17)                                        (1,098)        (875)       (544)
- --------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                             5,004      (96,346)    (65,012)
Provision (credit) for income taxes (Note 8)                                 (9,020)     (43,398)    (32,032)
- --------------------------------------------------------------------------------------------------------------
Net income (loss)                                                            14,024      (52,948)    (32,980)
Preferred stock dividends, net (Note 11)                                     (2,762)      (3,998)         --
- --------------------------------------------------------------------------------------------------------------
Net income (loss) attributed to common shares                              $ 11,262      (56,946)    (32,980)
==============================================================================================================
Net income (loss) per common share (Note 1):
  Primary                                                                  $   1.45        (7.50)      (4.47)
  Fully diluted                                                            $   1.40        (7.50)      (4.47)
==============================================================================================================
Average common shares outstanding (Note 1):
  Primary                                                                     7,786        7,594       7,381
  Fully diluted                                                               9,999       10,000       7,620


See accompanying notes to financial statements.

Pittston Minerals Group
STATEMENTS OF CASH FLOWS



                                                                                      Year Ended December 31
(In thousands)                                                                       1995      1994     1993
==============================================================================================================
Cash flows from operating activities:
Net income (loss)                                                                 $14,024  (52,948)  (32,980)
Adjustments to reconcile net income (loss) to net cash provided
  (used) by operating activities:
  Noncash charges and other write-offs                                                --     46,487   10,846
  Depreciation, depletion and amortization                                         42,040    46,074   27,591
  Provision (credit) for deferred income taxes                                     16,412   (16,849) (25,100)
  Credit for pensions, noncurrent                                                  (3,514)   (1,162)  (2,646)
  Provision for uncollectible accounts receivable                                     161       132      528
  Gain on sale of property, plant and equipment                                    (4,994)   (3,422)  (5,064)
  Other operating, net                                                              1,132       407      193
  Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
   Decrease (increase) in accounts receivable                                      22,670   (25,030)  (2,454)
   Decrease (increase) in inventories                                              (11,565)  (3,413)   7,058
   Decrease (increase) in prepaid expenses                                          3,828    (3,749)     608
   Increase (decrease) in accounts payable and accrued liabilities                 (16,524) (11,227)     396
   Decrease (increase) in other assets                                              2,474     1,701     (104)
   Increase (decrease) in workers' compensation and other claims, noncurrent       (16,575)   5,719  (17,957)
   Increase (decrease) in other liabilities                                        (23,437) (15,711)  67,906
   Other, net                                                                         135      (218)    (450)
- --------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                   26,267   (33,209)  28,371
- --------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                                         (22,283) (25,864) (21,749)
Proceeds from disposal of property, plant and equipment                            18,939     5,640    2,669
Acquisitions, net of cash acquired, and related contingency payments               (1,078) (157,324)    (699)
Other, net                                                                         (1,188)    6,540   10,046
- --------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                              (5,610) (171,008)  (9,733)
- --------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                                                      24    86,045       --
Reductions of debt                                                                 (17,164)  (8,149)      --
Payments (to) from Brink's Group                                                   12,240     5,705       --
Payments (to) from Burlington Group                                                   878    55,731  (13,266)
Repurchase of stock                                                                (7,173)   (3,767)    (591)
Proceeds from exercise of stock options                                             1,202     1,765    2,633
Proceeds from employee stock purchase plan                                            177        --       --
Proceeds from sale of stock to SIP                                                     --        --       44
Proceeds from sale of stock to Brink's Group/Burlington Group                          --       253       48
Dividends paid                                                                     (9,550)   (9,156)  (4,583)
Cost of Services Stock Proposal                                                        --        (2)  (1,599)
Preferred stock issuance, net of cash expenses                                         --    77,359     (277)
Net cash to the Company                                                                --        --     (896)
- --------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                   (19,366) 205,784  (18,487)
- --------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                           1,291     1,567      151
Cash and cash equivalents at beginning of year                                      3,708     2,141    1,990
- --------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                          $ 4,999     3,708    2,141
==============================================================================================================

See accompanying notes to financial statements.

Pittston Minerals Group
NOTES TO FINANCIAL STATEMENTS


(Dollars in thousands, except per share amounts)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
On July 26, 1993, the shareholders of The Pittston Company (the "Company") approved the Services Stock Proposal, as described in the Company's proxy statement dated June 24, 1993, resulting in the reclassification of the Company's common stock. The outstanding shares of Company common stock were redesignated as Pittston Services Group Common Stock ("Services Stock") on a share-for-share basis and a second class of common stock, designated as Pittston Minerals Group Common Stock ("Minerals Stock"), was distributed on the basis of one-fifth of one share of Minerals Stock for each share of the Company's previous common stock held by shareholders of record on July 26, 1993.


On January 18, 1996, the shareholders of The Pittston Company (the "Company") approved the Brink's Stock Proposal, as described in the Company's proxy statement dated December 15, 1995, resulting in the modification, effective as of January 19, 1996, of the capital structure of the Company to include an additional class of common stock. The outstanding shares of Pittston Services Group Common Stock ("Services Stock") have been redesignated as Pittston Brink's Group Common Stock, par value $1.00 per share ("Brink's Stock"), and one-half of one share of a new class of common stock identified as Pittston Burlington Group Common Stock, par value $1.00 per share, ("Burlington Stock") has been distributed for each outstanding share of Services Stock. Holders of Pittston Minerals Group Common Stock ("Minerals Stock") continue to be holders of such stock, which continues to reflect the performance of the Pittston Minerals Group (the "Minerals Group"). Brink's Stock is intended to reflect the performance of the Pittston Brink's Group (the "Brink's Group") and Burlington Stock is intended to reflect the performance of the Pittston Burlington Group
(the "Burlington Group").

The financial statements of the Minerals Group include the balance sheets, results of operations and cash flows of the Coal and Mineral Ventures operations of the Company, and a portion of the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The Minerals Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate allocations reflected in these financial statements are determined based upon methods which management believes to be a reasonable and equitable allocation of such items (Note 2).

The Company provides holders of Minerals Stock separate financial statements, financial review, descriptions of business and other relevant information for the Minerals Group in addition to consolidated financial information of the Company. Notwithstanding the attribution of assets and liabilities (including contingent liabilities) among the Minerals Group, the Brink's Group and the Burlington Group for the purpose of preparing their respective financial statements, this attribution and the change in the capital structure of the Company as a result of the approval of the Brink's Stock Proposal and the Services Stock Proposal did not affect legal title to such assets or responsibility for such liabilities of the Company which will continue to be responsible for all of its liabilities. Holders of Minerals Stock are shareholders of the Company, which continues to be responsible for all its liabilities. Financial impacts arising from one group that affect the Company's financial condition could affect the results of operations and financial condition of each of the groups. Since financial developments within one group could affect other groups, all shareholders of the Company could be adversely affected by an event directly impacting only one group. Accordingly, the Company's consolidated financial statements must be read in connection with the Minerals Group's financial statements.

The accounting policies applicable to the preparation of the financial statements of the Minerals Group may be modified or rescinded at the sole discretion of the Board without approval of shareholders, although there is no intention to do so.

PRINCIPLES OF COMBINATION
The accompanying financial statements reflect the accounts of the businesses comprising the Minerals Group. The Minerals Group's interests in 20% to 50% owned companies are carried on the equity method. All material intercompany items and transactions have been eliminated in combination. Certain prior year amounts have been reclassified to conform to the current year's financial statement presentation.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash on hand, demand deposits and investments with original maturities of three months or less.

SHORT-TERM INVESTMENTS
Short-term investments primarily include funds set aside by the Minerals Group for certain obligations and are carried at cost which approximates market.

INVENTORIES
Inventories are stated at cost (determined under the average cost method) or market, whichever is lower.

PROPERTY, PLANT AND EQUIPMENT
Expenditures for maintenance and repairs are charged to expense, and the costs of renewals and betterments are capitalized. Depreciation is provided principally on the straight-line method at varying rates depending upon estimated useful lives. Depletion of bituminous coal lands is provided on the basis of tonnage mined in relation to the estimated total of recoverable tonnage in the ground.

Mine development costs, primarily included in bituminous coal lands, are capitalized and amortized over the estimated useful life of the mine. These costs include expenses incurred for site preparation and development as well as operating deficits incurred at the mines during a development stage. A mine is considered under development until all planned production units have been placed in operation.

Valuation of coal properties is based primarily on mining plans and conditions assumed at the time of the evaluation. These valuations could be impacted by actual economic conditions which differ from those assumed at the time of the evaluation.

INTANGIBLES
The excess of cost over fair value of net assets of companies acquired is amortized on a straight-line basis over the estimated periods benefited.

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

COAL SUPPLY CONTRACTS
Coal supply contracts consist of contracts to supply coal to customers at certain negotiated prices over a period of time, which have been acquired from other coal companies, and are stated at cost at the time of acquisition, which approximates fair market value. The capitalized cost of such contracts is amortized over the term of the contract on the basis of tons of coal sold under the contract.

INCOME TAXES
Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

See Note 2 for allocation of the Company's U.S. federal income taxes to the Minerals Group.

PNEUMOCONIOSIS (BLACK LUNG) EXPENSE
The Minerals Group acts as self-insurer with respect to almost all black lung benefits. Provision is made for estimated benefits in accordance with annual actuarial reports prepared by outside actuaries. The excess of the present value of expected future benefits over the accumulated book reserves is recognized over the amortization period as a level percentage of payroll. Cumulative actuarial gains or losses are calculated periodically and amortized on a straight-line basis. Assumptions used in the calculation of the actuarial present value of black lung benefits are based on actual retirement experience of the Company's coal employees, black lung claims incidence for active miners, actual dependent information, industry turnover rates, actual medical and legal cost experience and projected inflation rates. As of December 31, 1995 and 1994, the accrued value of estimated future black lung benefits discounted at 6% approximately $60,500 and $62,824, respectively, and are included in workers' compensation and other claims. Based on actuarial data, the amount charged (credited) to operations was ($1,402) in 1995, $201 in 1994 and $438 in 1993. In addition, the Company accrued additional expenses for black lung benefits related to federal and state assessments, legal and administrative expenses and other self insurance. These amounted to $2,569 in 1995, $2,472 in 1994 and $2,887 in 1993.

RECLAMATION COSTS
Expenditures relating to environmental regulatory requirements and reclamation costs undertaken during mine operations are charged against earnings as incurred. Estimated site restoration and post closure reclamation costs are charged against earnings using the units of production method over the expected economic life of each mine. Accrued reclamation costs are subject to review by management on a regular basis and are revised when appropriate for changes in future estimated costs and/or regulatory requirements.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
Postretirement benefits other than pensions are accounted for in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which requires employers to accrue the cost of such retirement benefits during the employees' service with the Company.

FOREIGN CURRENCY TRANSLATION
Assets and liabilities of foreign operations have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. Resulting cumulative translation adjustments have been included in shareholder's equity.

FINANCIAL INSTRUMENTS
The Minerals Group uses foreign currency forward contracts to hedge risk of changes in foreign currency rates associated with certain transactions denominated in Australian dollars. Realized and unrealized gains and losses on these contracts, designated and effective as hedges are deferred and recognized as part of the specific transaction hedged.

The Minerals Group hedges against downward movements in gold prices principally through the use of forward sales contracts as well as interest rate changes on certain variable rate debt. Gains and losses on these contracts, designated and effective as hedges, are deferred and recognized as part of the transaction hedged.

REVENUE RECOGNITION
Coal sales are generally recognized when coal is loaded onto transportation vehicles for shipment to customers. For domestic sales, this generally occurs when coal is loaded onto railcars at mine locations. For export sales, this generally occurs when coal is loaded onto marine vessels at terminal facilities.

Gold sales are recognized when products are shipped to a refinery. Settlement adjustments arising from final determination of weights and assays are reflected in sales when received.

NET INCOME PER COMMON SHARE
The computation of primary earnings per share is based on the weighted average number of outstanding common shares divided into net income less preferred stock dividends. The computation of fully diluted earnings per common share assumes the conversion of the $31.25 Series C Cumulative Preferred Stock (issued in
1994) and additional shares assuming the exercise of stock options (antidilutive in the primary calculation) divided into net income. For 1994 and 1993, the loss per share, assuming full dilution, is considered to be the same as primary since the effect of common stock equivalents and the preferred stock conversion would be antidilutive. The shares of Minerals Stock held in The Pittston Company Employee Benefits Trust are evaluated for inclusion in the calculation of net income per share under the treasury stock method and had no dilutive effect.

USE OF ESTIMATES
In accordance with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements. Actual results could differ from those estimates.

PENDING ACCOUNTING CHANGES
The Minerals Group is required to implement a new accounting standard, Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in 1996. SFAS No. 121 requires companies to review long-lived assets and certain identifiable intangibles to be held and used by an entity for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 requires companies to utilize a two-step approach to determining whether impairment of such assets has occurred and, if so, the amount of such impairment. Although the Minerals Group is still reviewing the impact of adopting SFAS No. 121, it is estimated that the Minerals Group will incur a pretax charge to earnings of $25,000 to $30,000 as of January 1, 1996.

The Minerals Group is required to implement a new accounting standard, SFAS No. 123, "Accounting for Stock Based Compensation", in 1996. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Although SFAS No. 123 encourages adoption of a fair value based method of accounting for all employee stock compensation plans, it allows entities to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees with disclosure of net income and earnings per share as if the fair value based method of accounting is applied. The Minerals Group expects to continue to account for its stock compensation plans according to APB No. 25 with the disclosure of the impact on net income and earnings per share as if the fair value based method of accounting is applied.

2. RELATED PARTY TRANSACTIONS

The following policies may be modified or rescinded by action of the Company's Board of Directors (the Board"), or the Board may adopt additional policies, without approval of the shareholders of the Company, although the Board has no present intention to do so. The Company allocated certain corporate general and administrative expenses, net interest expense and related assets and liabilities in accordance with the policies described below. Corporate assets and liabilities are primarily cash, deferred pension assets, income taxes and accrued liabilities.

FINANCIAL
As a matter of policy, the Company manages most financial activities of the Minerals Group, the Brink's Group and the Burlington Group on a centralized, consolidated basis. Such financial activities include the investment of surplus cash; the issuance, repayment and repurchase of short-term and long-term debt; the issuance and repurchase of common stock and the payment of dividends. In preparing these financial statements, transactions primarily related to invested cash, short-term and long-term debt (including convertible debt), related net interest and other financial costs have been attributed to the Minerals Group based upon its cash flows for the periods presented after giving consideration to the debt and equity structure of the Company. At December 31, 1995 and 1994, the Company attributed long-term debt to the Minerals Group based upon the purpose for the debt in addition to the cash flow requirements of the Minerals Group. See Note 9 for details and amount of long-term debt. The portion of the Company's interest expense allocated to the Minerals Group for 1995, 1994 and 1993 was $6,335, $4,448 and $359, respectively. Management believes such method of allocation to be equitable and a reasonable estimate of the cost attributable to the Minerals Group.

To the extent borrowings are deemed to occur between the Brink's Group, Burlington Group and the Minerals Group, intergroup accounts have been established bearing interest at the rate in effect from time to time under the Company's unsecured credit lines or, if no such credit lines exist, at the prime rate charged by Chemical Bank from time to time. At December 31, 1995, the Minerals Group owed the Brink's Group and Burlington Group $17,945 and $19,910, respectively, and at December 31, 1994, the Minerals Group owed the Brink's Group and Burlington Group $5,705 and $42,465, respectively, as a result of borrowings.

INCOME TAXES
The Minerals Group is included in the consolidated U.S. federal income tax return filed by the Company.

The Company's consolidated provision and actual cash payments for U.S. federal income taxes are allocated between the Minerals Group, the Brink's Group and the Burlington Group in accordance with the Company's tax allocation policy and reflected in the financial statements for each Group. In general, the consolidated tax provision and related tax payments or refunds are allocated between the Groups, for financial statement purposes, based principally upon the financial income, taxable income, credits and other amounts directly related to the respective Group. Tax benefits that cannot be used by the Group generating such attributes, but can be utilized on a consolidated basis, are allocated to the Group that generated such benefits and an intergroup account is established for the benefit of the Group generating the attributes. As a result, the allocated Group amounts of taxes payable or refundable are not necessarily comparable to those that would have resulted if the Groups had filed separate tax returns. At December 31, 1995, the Minerals Group was owed $21,844 and $22,029 from the Brink's Group and the Burlington Group, respectively for such tax benefits, of which $7,844 and $8,029, respectively, were not expected to be received within one year from such dates in accordance with the policy. At December 31, 1994, the Minerals Group was owed $17,750 and $21,436 from the Brink's Group and the Burlington Group, respectively, for such tax benefits, of which $12,750 and $10,436, respectively, were not expected to be received within one year from such date.

SHARED SERVICES
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Minerals Group based upon utilization and other methods and criteria which management believes to be equitable and a reasonable estimate of the cost attributable to the Minerals Group. These allocations were $7,266, $6,845 and $7,218 in 1995, 1994 and 1993, respectively.

PENSION
The Minerals Group's pension cost related to its participation in the Company's noncontributory defined benefit pension plan is actuarially determined based on its respective employees and an allocable share of the pension plan assets and calculated in accordance with Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions ("SFAS 87"). Pension plan assets have been allocated to the Minerals Group based on the percentage of its projected benefit obligation to the plan's total projected benefit obligation. Management believes such method of allocation to be equitable and a reasonable estimate of the cost attributable to the Minerals Group.


3. SHAREHOLDER'S EQUITY

The following analyzes shareholder's equity of the Minerals Group for the periods presented:

                                              1995        1994        1993
- ----------------------------------------------------------------------------
Balance at beginning of period            $ (8,596)    (24,857)     12,302
Net income (loss)                           14,024     (52,948)    (32,980)
Stock options exercised                      1,202       1,765       2,633
Stock released from employee benefits
  trust to employee benefits plan            1,744         713         378
Stock sold from employee benefits trust
  to employee benefits plan                     --          --          44
Issuance of $31.25 Series C Cumulative
  Preferred Stock, net of cash expenses         --      77,082          --
Stock sold to Brink's/Burlington Groups         --         253          48
Stock repurchases                           (7,171)     (3,767)       (591)
Dividends declared                          (9,493)     (9,165)     (4,583)
Costs of Services Stock Proposal                --          (2)     (1,599)
Foreign currency translation adjustment       (566)      1,712        (215)
Tax benefit of options exercised               177         617         602
Conversion of debt                               --          1          --
Net cash (to) from the Company                   --         --        (896)
- ----------------------------------------------------------------------------
Balance at end of period                  $ (8,679)     (8,596)    (24,857)
=============================================================================


Included in shareholder's equity is the cumulative foreign currency translation adjustment of $60, $626 and ($1,086) at December 31, 1995, 1994 and 1993,
respectively.


4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost consist of the following:

                                          December 31
                                      1995         1994
- ---------------------------------------------------------
Bituminous coal lands              $109,400     102,392
Land, other than coal lands          21,649      25,555
Buildings                             9,204       8,444
Machinery and equipment             225,744     244,009
- ---------------------------------------------------------
Total                              $365,997    380,400
=========================================================



The estimated useful lives for property, plant and equipment are as follows:

                                       Years
- ---------------------------------------------------
Buildings                           10 to 40
Machinery and equipment              3 to 30

Depreciation and depletion of property, plant and equipment aggregated $25,164 in 1995, $27,481 in 1994 and $23,245 in 1993.

Mine development costs which were capitalized totaled $10,118 in 1995, $11,908 in 1994 and $2,181 in 1993.


5. ACCOUNTS RECEIVABLE -- TRADE

For each of the years in the three-year period ended December 31, 1995, the Company, on behalf of the Minerals Group maintained agreements with financial institutions whereby it had the right to sell certain coal receivables to those institutions. Certain agreements contained provisions for sales with recourse and other agreements had limited recourse. In 1995 and 1993 total coal receivables of approximately $25,092 and $16,143, respectively, were sold under such agreements. No receivables were sold in 1994. As of December 31, 1995, receivables sold which remained to be collected totaled $5,222.


6. INTANGIBLES

Intangibles consist entirely of the excess of cost over fair value of net assets of companies acquired and are net of accumulated amortization of $5,906 at December 31, 1995 and $2,806 at December 31, 1994. The estimated useful life of intangibles is generally forty years. Amortization of intangibles aggregated $3,099 in 1995, $2,642 in 1994 and $43 in 1993.


7. FINANCIAL INSTRUMENTS

Financial instruments which potentially subject the Minerals Group to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and trade receivables. The Minerals Group's cash and cash equivalents and short-term investments are placed with high credit quality financial institutions. Also, by policy, the amount of credit exposure to any one financial institution is limited. The Minerals Group makes substantial sales to relatively few large customers. Credit limits, ongoing credit evaluation and account monitoring procedures are utilized to minimize the risk of loss from nonperformance on trade receivables.

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

OFF-BALANCE SHEET INSTRUMENTS
The Minerals Group utilizes off-balance sheet financial instruments, as discussed below, to hedge its market exposures. The risk that counterparties to these contracts may be unable to perform is minimized by limiting the counterparties to major financial institutions. The Minerals Group does not expect any losses due to such counterparty default.

Foreign currency forward -- contracts The Minerals Group enters into foreign currency forward contracts with a duration of up to 360 days as a hedge against liabilities denominated in various currencies. These contracts do not subject the Minerals Group to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the liabilities being hedged. At December 31, 1995, the total notional value of foreign currency forward contracts outstanding was $4,347. As of such date, the fair value of foreign currency forward contracts was not significant.

Gold contracts -- In order to protect itself against downward movements in gold prices, the Minerals Group hedges a portion of its recoverable proved and probable reserves primarily through forward sales contracts. At December 31, 1995, 51,865 ounces of gold, representing approximately 25% of the Minerals Group's recoverable proved and probable reserves, were sold forward under forward sales contracts that mature periodically through mid-1998, with a notional value of $22,947. Because only a portion of its future production is currently sold forward, the Minerals Group can take advantage of increases, if any, in the spot price of gold. At December 31, 1995, the fair value of the Minerals Group's forward sales contracts amounted to $1,336.

Interest rate contracts -- As discussed further in Note 9, in 1994 and 1995, the Company entered into variable to fixed interest rate swap agreements with a notional amount at December 31, 1995, aggregating $55,000. Fair value at December 31, 1995 was insignificant. These contracts have been attributed to the Minerals Group.


8. INCOME TAXES

The provision (credit) for income taxes consists of the following:

                                    U.S.
                                 Federal       Foreign       State        Total
- ---------------------------------------------------------------------------------
1995:
Current                         $(25,432)          --           --      (25,432)
Deferred                          15,664          748           --       16,412
- ---------------------------------------------------------------------------------
Total                           $ (9,768)         748           --       (9,020)
=================================================================================
1994:
Current                         $(26,599)          50           --      (26,549)
Deferred                         (17,954)       1,008           97      (16,849)
- ---------------------------------------------------------------------------------
Total                           $(44,553)       1,058           97      (43,398)
=================================================================================
1993:
Current                         $ (7,539)          38          569       (6,932)
Deferred                         (20,358)      (3,100)      (1,642)     (25,100)
- ---------------------------------------------------------------------------------
Total                           $(27,897)      (3,062)      (1,073)     (32,032)
=================================================================================


The significant components of the deferred tax expense (benefit) were as follows:

                                                        1995        1994        1993
- ---------------------------------------------------------------------------------------
Deferred tax expense (benefit), exclusive
  of the components listed below                    $ 17,038     (13,733)    (25,490)
Net operating loss carryforwards                        (631)       (595)       (273)
Alternative minimum tax credit                          (326)     (1,021)      3,531
Change in the valuation allowance for
  deferred tax assets                                    331      (1,500)     (1,368)
Adjustment to deferred tax assets and liabilities
  for the change in the U.S. federal tax rate             --          --      (1,500)
- ---------------------------------------------------------------------------------------
Total                                               $ 16,412     (16,849)    (25,100)
=======================================================================================



The tax benefit for compensation expense related to the exercise of certain employee stock options for tax purposes in excess of compensation expense for financial reporting purposes is recognized as an adjustment to shareholder's equity.

The components of the net deferred tax asset as of December 31, 1995, and December 31, 1994, were as follows:

                                                              1995         1994
- ----------------------------------------------------------------------------------
Deferred tax assets:
Accounts receivable                                      $     778          844
Postretirement benefits other than pensions                 92,649       91,704
Workers' compensation and other claims                      50,157       51,492
Other liabilities and reserves                              77,390       81,833
Miscellaneous                                                8,505        8,636
Net operating loss carryforwards                             2,908        2,277
Alternative minimum tax credits                             10,895       10,486
Valuation allowance                                         (8,446)      (8,115)
- ----------------------------------------------------------------------------------
Total deferred tax asset                                   234,836      239,157
- ----------------------------------------------------------------------------------
Deferred tax liabilities:
Property, plant and equipment                               29,959       32,245
Pension assets                                              32,152       30,827
Other assets                                                 9,321          990
Miscellaneous                                               52,028       46,625
- ----------------------------------------------------------------------------------
Total deferred tax liability                               123,460      110,687
- ----------------------------------------------------------------------------------
Net deferred tax asset                                   $ 111,376      128,470
==================================================================================


The recording of net deferred federal tax assets is based upon their expected utilization in the Company's consolidated federal income tax return and the benefit that would accrue to the Minerals Group under the Company's tax allocation policy.

The valuation allowance relates to deferred tax assets in certain foreign and state jurisdictions.

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% in 1995, 1994 and 1993 to the income (loss) before income taxes.

                                                         Year Ended December 31
                                                       1995       1994       1993
- -----------------------------------------------------------------------------------
Income (loss) before income taxes:
United States                                       $ 3,539    (99,400)   (58,149)
Foreign                                               1,465      3,054     (6,863)
- -----------------------------------------------------------------------------------
Total                                               $ 5,004    (96,346)   (65,012)
===================================================================================
Tax provision computed at statutory rate            $ 1,751    (33,721)   (22,754)
Increases (reductions) in taxes due to:
Percentage depletion                                 (9,861)    (9,313)    (7,598)
State income taxes (net of federal tax
  benefit)                                             (726)     1,563       (448)
Change in the valuation allowance for
  deferred tax assets                                   331     (1,500)    (1,368)
Adjustment to deferred tax assets and liabilities
  for the change in the U.S. federal tax rate            --         --     (1,500)
Miscellaneous                                          (515)      (427)     1,636
- -----------------------------------------------------------------------------------
Actual tax provision (credit)                       $(9,020)   (43,398)   (32,032)
====================================================================================


It is the policy of the Minerals Group to accrue deferred income taxes on temporary differences related to the financial statement carrying amounts and tax bases of investments in foreign subsidiaries and affiliates which are expected to reverse in the foreseeable future. As of December 31, 1995 and December 31, 1994, there was no unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries and affiliates.

The Minerals Group is included in the Company's consolidated U.S. federal income tax return.

As of December 31, 1995, the Minerals Group had $10,895 of alternative minimum tax credits allocated to it under the Company's tax allocation policy. Such credits are available to offset future U.S. federal income taxes and, under current tax law, the carryforward period for such credits is unlimited.

The tax benefit of net operating loss carryforwards for the Minerals Group as at December 31, 1995 was $2,908 and related to various state and foreign taxing jurisdictions. The expiration periods primarily range from 5 to 15 years.


9. LONG-TERM DEBT

A portion of the outstanding debt under the Company's credit agreement has been attributed to the Minerals Group. Total long-term debt of the Minerals Group consists of the following:

                                                                As of December 31
                                                                 1995       1994
- -----------------------------------------------------------------------------------
Senior obligations                                           $    413        327
Obligations under capital leases (average
  rates 6.22% in 1995 and 6.27% in 1994)                          378      1,882
- -----------------------------------------------------------------------------------
                                                                  791      2,209
- -----------------------------------------------------------------------------------
Attributed portion of Company's debt
U.S. dollar term loan due 2000 (year end
  rate 6.56% in 1995 and 6.49% in 1994)                       100,000     76,566
Revolving credit notes due 2000 (year end
  rate 5.75% in 1994)                                              --      9,400
- -----------------------------------------------------------------------------------
Total long-term debt, less current maturities                $100,791     88,175
====================================================================================


For the four years through December 31, 2000, minimum repayments of long-term debt outstanding are as follows:

             1997        $   175
             1998            320
             1999             61
             2000        100,049


In March 1994, the Company entered into a $350,000 credit agreement with a syndicate of banks (the "Facility"). The Facility included a $100,000 five-year term loan, which originally matured in March 1999. The Facility also permitted additional borrowings, repayments and reborrowings of up to $250,000 until March 1999. In March 1995, the Facility was amended to extend the maturity of the term loan to May 2000 and to permit the additional borrowings, repayments and reborrowings until May 2000. Interest on borrowings under the Facility is payable at rates based on prime, certificate of deposit, Eurodollar or money market rates. At December 31, 1995, the $100,000 term loan under the Facility was attributed to the Minerals Group. At December 31, 1995, there were no additional borrowings outstanding under the remainder of the Facility.

In 1994, the Company entered into a standard three year variable to fixed interest rate swap agreement on a portion of the Company's U.S. dollar term loan. This agreement fixed the Company's interest rate at 5% on initial borrowings of $40,000 in principal. The principal amount to which the 5% interest rate applies declines periodically throughout the term of the agreement and at December 31, 1995, this rate applied to borrowings of $25,000 in principal. In addition, during 1995, the Company entered into two other variable to fixed interest rate swap agreements. One agreement fixes the Company's interest rate at 5.80% on $20,000 in principal for a term of three years. The other agreement fixes the Company's interest rate at 5.66% for a term of 21 months on $10,000 in principal, which increases to $20,000 during the term. These agreements have been attributed to the Minerals Group.

Under the terms of some of its debt instruments, the Company has agreed to various restrictions relating to the payment of dividends, the repurchase of capital stock, the maintenance of consolidated net worth, and the amount of additional funded debt which may be incurred. See the Company's consolidated financial statements and related footnotes.

At December 31, 1995, the Company's portion of outstanding unsecured letters of credit allocated to the Minerals Group was $33,654, primarily supporting its obligations under its various self-insurance programs.


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

The Company's 1979 Stock Option Plan (the "1979 Plan") and 1985 Stock Option Plan (the "1985 Plan") terminated in 1985 and 1988, respectively, except as to options still outstanding.

Upon approval of the Services Stock Proposal in 1993, a total of 2,228,225 shares of common stock were subject to options outstanding under the 1988 Plan, the Non-Employee Plan, the 1979 Plan and the 1985 Plan. Pursuant to antidilution provisions in the option agreements covering such options, the Company converted these options into options for shares of Services Stock or Minerals Stock, or both, depending primarily on the employment status and responsibilities of the particular optionee. In the case of optionees having Company-wide responsibilities, each outstanding option was converted into an options for both Services Stock and Minerals Stock. In the case of other optionees, each outstanding option was converted into a new option for only Services Stock or Minerals Stock, as the case may be. As a result, 2,167,247 shares of Services Stock and 507,698 shares of Minerals Stock were subject to options outstanding as of the effective date of the Services Stock Proposal.

The table below summarizes the related plan activity.

                                                             Aggregate
                                                  No. of        Option
                                                  Shares         Price
- ----------------------------------------------------------------------
THE PITTSTON COMPANY COMMON STOCK OPTIONS:
Granted:
1993                                              17,500       $   294
Became exercisable:
1993                                             468,250         7,749
Exercised:
1993                                             377,191         5,379

PITTSTON MINERALS GROUP COMMON STOCK OPTIONS:
Outstanding:
12/31/95                                         597,797         9,359
12/31/94                                         507,323         9,571
12/31/93                                         623,498        11,023
Granted:
1995                                             258,300         2,665
1994                                              23,000           431
1993                                             252,000         6,094
Became exercisable:
1995                                              53,617         1,160
1994                                             108,259         1,978
1993                                               3,575            50
Exercised:
1995                                              95,129         1,203
1994                                             128,667         1,765
1993                                             134,528         1,738


At December 31, 1995, total of 214,163 shares of Minerals Stock were exercisable. In addition, there were 629,279 shares of Minerals Stock reserved for issuance under the plans, including 31,482 shares of Minerals Stock reserved for future grant.

The approval of the Brink's Stock Proposal had no affect on options for Minerals Stock.


11. CAPITAL STOCK

The Company, at any time, has the right to exchange each outstanding share of Burlington Stock for shares of Brink's Stock (or, if no Brink's Stock is then outstanding, Minerals Stock) having a fair market value equal to 115% of the fair market value of one share of Burlington Stock. In addition, upon the disposition of all or substantially all of the properties and assets of the Burlington Group to any person (with certain exceptions), the Company is required to exchange each outstanding share of Burlington Stock for shares of Brink's Stock (or, if no Brink's Stock is then outstanding, Minerals Stock) having a fair market value equal to 115% of the fair market value of one share of Burlington Stock.

The Company, at any time, has the right to exchange each outstanding share of Minerals Stock, which was previously subject to exchange for shares of Services Stock, for shares of Brink's Stock (or, if no Brink's Stock is then outstanding, Burlington Stock) having a fair market value equal to 115% of the fair market value of one share of Minerals Stock. In addition, upon the disposition of all or substantially all of the properties and assets of the Minerals Group to any person (with certain exceptions), the Company is required to exchange each outstanding share of Minerals Stock for shares of Brink's Stock (or, if no Brink's Stock is then outstanding, Burlington Stock) having a fair market value equal to 115% of the fair market value of one share of Minerals Stock. If any shares of the Company's Preferred Stock are converted after an exchange of Minerals Stock for Brink's Stock (or Burlington Stock), the holder of such Preferred Stock would, upon conversion, receive shares of Brink's Stock (or Burlington Stock) in lieu of shares of Minerals Stock otherwise issuable upon such conversion.

Holders of Brink's Stock at all times have one vote per share. Holders of Burlington Stock and Minerals Stock have one and 0.626 votes per share, respectively, subject to adjustment on January 1, 1998, and on each January 1 every two years thereafter in such a manner so that each class' share of the aggregate voting power at such time will be equal to that class' share of the aggregate market capitalization of the Company's common stock at such time. Accordingly, on each adjustment date, each share of Burlington Stock and Minerals Stock may have more than, less than or continue to have the number of votes per share as they have. Holders of Brink's Stock, Burlington Stock and Minerals Stock vote together as a single voting group on all matters as to which all common shareholders are entitled to vote. In addition, as prescribed by Virginia law, certain amendments to the Articles of Incorporation affecting, among other things, the designation, rights, preferences or limitations of one class of common stock, or certain mergers or statutory share exchanges, must be approved by the holders of such class of common stock, voting as a group, and, in certain circumstances, may also have to be approved by the holders of the other classes of common stock, voting as separate voting groups.

In the event of a dissolution, liquidation or winding up of the Company, the holders of Brink's Stock, Burlington Stock and Minerals Stock, effective January 19, 1996, share on a per share basis an aggregate amount equal to 55%, 28% and 17%, respectively, of the funds, if any, remaining for distribution to the common shareholders. In the case of Minerals Stock, such percentage has been set, using a nominal number of shares of Minerals Stock of 4,202,954 (the "Nominal Shares") in excess of the actual number of shares of Minerals Stock outstanding, to ensure that the holders of Minerals Stock are entitled to the same share of any such funds immediately following the consummation of the transactions as they were prior thereto. These liquidation percentages are subject to adjustment in proportion to the relative change in the total number of shares of Brink's Stock, Burlington Stock and Minerals Stock, as the case may be, then outstanding to the total number of shares of all other classes of common stock then outstanding (which totals, in the case of Minerals Stock, shall include the Nominal Shares).

In conjunction with the Services Stock Proposal, the Board of Directors (the "Board") authorized the repurchase of up to 1,250,000 shares of Services Stock and 250,000 shares of Minerals Stock from time to time in the open market or in private transactions, as conditions warrant, not to exceed an aggregate purchase price of $43,000. In November 1995, the Board authorized an increase in the remaining purchase authority for Minerals Stock to 1,000,000 shares and the purchase, subject to shareholder approval of the Brink's Stock Proposal, of up to 1,500,000 shares of Brink's Stock and up to 1,500,000 shares of Burlington Stock, no to exceed an aggregate purchase price of $45,000 for all common shares of the Company. Prior to this increased authorization, 117,300 shares of Minerals Stock at an aggregate cost of $1,720 were repurchased, of which 78,800 shares at a total cost of $912 were purchased in 1995, 19,700 shares at a total cost of $401 were purchased in 1994 and 18,800 shares at a total cost of $407 were purchased in 1993. No additional repurchases of Minerals Stock were made during the remainder of 1995 subsequent to the increased authorization. The program to acquire shares remains in effect in 1996.

In January 1994, the Company issued 161,000 shares of its $31.25 Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock"). The proceeds of the Convertible Preferred Stock offering have been attributed to the Minerals Group. The Convertible Preferred Stock pays an annual cumulative dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefore, when as and if declared by the Board, and bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon. Each share of the Convertible Preferred Stock is convertible at the option of the holder unless previously redeemed or, under certain circumstances, called for redemption, into shares of Minerals Stock at a conversion price of $32.175 per share of Minerals Stock, subject to adjustment in certain circumstances. Except under certain circumstances, the Convertible Preferred Stock is not redeemable prior to February 1, 1997. On and after such date, the Company may, at its option, redeem the Convertible Preferred Stock, in whole or in part, for cash initially at a price of $521.875 per share, and thereafter at prices declining ratable annually on each February 1 to an amount equal to $500 per share on and after February 1, 2004, plus in each case and amount equal to accrued and unpaid dividends on the date of redemption. Except under certain circumstances or as prescribed by Virginia law, shares of the Convertible Preferred Stock are nonvoting. The voting rights of the Preferred Stock were not affected by the Brink's Stock Proposal. Prior to an increase in November 1995 in the remaining authorization to repurchase from time to time up to $15,000 of its Convertible Preferred Stock, under a repurchase program, 24,720 shares at a total cost of $9,624 had been repurchased, of which 16,370 shares at a total cost of $6,258 were purchased in 1995. No additional share repurchases were made during the remainder of 1995 subsequent to the increased authorization. See Note 9 to the Company's consolidated financial statements.

Dividends paid on the Company's Convertible Preferred Stock commenced on March 1, 1994. In 1995 and 1994, dividends paid on such stock were $4,397 and $4,230, respectively. Preferred dividends included on the Minerals Group's Statements of Operations for the years ended December 31, 1995 and 1994 are net of $1,593 and $632, respectively, which was the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to holders of the stock for repurchases made during each year.

The Company's Articles of Incorporation limits dividends on Minerals Stock to the lesser of (i) all funds of the Company legally available therefore (as prescribed by Virginia law) and (ii) the Available Minerals Dividend Amount (as defined in the Articles of Incorporation). At December 31, 1995, the Available Minerals Dividend Amount was at least $24,870. Dividends on Minerals Stock are also restricted by covenants in the Company's public indentures and bank credit agreements. See the Company's consolidated financial statements and related footnotes. Subject to these limitations, the Company's Board, although there is no requirement to do so, intends to declare and pay dividends on the Minerals Stock based primarily on the earnings, financial condition, cash flow and business requirements of the Minerals Group.

In December 1992, the Company formed The Pittston Company Employee Benefits Trust (the 'Trust") to hold shares of its common stock to fund obligations under certain employee benefits programs. Upon formation of the Trust, the Company sold for a promissory note of the Trust, 4,000,000 new shares of its common stock to the Trust at a price equal to the fair value of the stock on the date of sale. Upon approval of the Services Stock Proposal, 3,871,826 shares in the Trust were redesignated as Services Stock and 774,365 shares of Minerals Stock were distributed to the Trust. At December 31, 1995, 594,461 shares of Minerals Stock (723,218 in 1994) remained in the Trust, valued at market. The value of these shares has no impact on shareholder's equity.


12. ACQUISITIONS

During 1995, the Minerals Group acquired one small business for a purchase price of $556, including debt of $200. The acquisition was accounted for as a purchase; accordingly, the purchase price was allocated to the underlying assets and liabilities based on the estimated fair value at the date of acquisition. The fair value of the assets acquired was $1,122 and liabilities assumed was $566. The purchase price was equal to the fair value of net assets acquired. In addition, during 1995, the Minerals Group made an installment payment of $722 for an acquisition made in prior years.

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

The results of operations of the companies acquired in 1995 and 1994 have been included in the Minerals Group's results of operations from their date of acquisition.


13. COAL JOINT VENTURE

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

Under loan agreements with the Authority, DTA is obligated to make payments sufficient to provide for the timely payment of the principal of and interest on the bonds of the new series. Under a throughput and handling agreement, the Minerals Group has agreed to make payments to DTA that in the aggregate will provide DTA with sufficient funds to make the payments due under the loan agreements and to pay the Minerals Group's share of the operating costs of the Facilities. The Company has also unconditionally guaranteed the payment of the principal of and premium, if any, and the interest on the new series of bonds. Payments for operating costs aggregated $6,841 in 1995, $7,173 in 1994 and $7,949 in 1993. The Minerals Group has the right to use 32 1/2% of the throughput and storage capacity of the Facilities subject to user rights of third parties which pay the Minerals Group a fee. The Minerals Group pays throughput and storage charges based on actual usage at per ton rates determined by DTA.

14. LEASES

The Minerals Group's businesses lease coal mining and other equipment under long-term operating leases with varying terms, and most of the leases contain renewal and/or purchase options. As of December 31, 1995, aggregate future minimum lease payments under noncancellable operating leases were as follows:

                                Equipment
                   Facilities     & Other     Total
- -----------------------------------------------------
1996                   $  773      21,678    22,451
1997                      798      15,649    16,447
1998                      796       9,865    10,661
1999                      778       3,685     4,463
2000                      745         791     1,536
2001                      455          75       530
2002                        2          --         2
2003                        2          --         2
2004                        2          --         2
2005                        2          --         2
Later Years                 2          --         2
- -----------------------------------------------------
Total                  $4,355      51,743    56,098
=====================================================


There are no noncancellable sublease rentals. Almost all of the above amounts related to equipment are guaranteed by the Company.

Rent expense amounted to $34,363 in 1995, $35,583 in 1994 and $24,854 in 1993
and is net of sublease rentals of $12 in 1995 and $69 in 1994 and 1993.

In 1995, the Minerals Group incurred capital lease obligations of $12. In 1994, the Minerals Group incurred capital lease obligations of $746 and assumed capital lease obligations of $16,210 as part of the acquisition of the coal operations of Addington Resources, Inc., (Note 12). As of December 31, 1995, the Minerals Group's obligations under capital leases were not significant.


15. EMPLOYEE BENEFIT PLANS

The Minerals Group's businesses participate in the Company's noncontributory defined benefit pension plan covering substantially all nonunion employees who meet certain minimum requirements. Benefits under the plan are based on salary and years of service. The Minerals Group's pension cost is actuarially determined based on its employees and an allocable share of the pension plan assets. The Company's policy is to fund the actuarially determined amounts necessary to provide assets sufficient to meet the benefits to be paid to plan participants in accordance with applicable regulations. The net pension credit for 1995, 1994 and 1993 for the Minerals Group is as follows:

                                                       Year Ended December 31
                                                    1995        1994        1993
- -----------------------------------------------------------------------------------
Service cost benefits earned during year        $  3,306       3,609       2,772
Interest cost on projected benefit obligation      9,548       9,024       8,873
Loss (return) on assets actual                   (38,005)      1,664     (20,347)
(Loss) return on assets deferred                  22,199     (16,978)      6,317
Other amortization, net                                7       2,270          --
- -----------------------------------------------------------------------------------
Net pension credit                              $ (2,945)       (411)     (2,385)
===================================================================================


The assumptions used in determining the net pension credit for the Company's major pension plan were as follows:


                                                       1995      1994      1993
- ---------------------------------------------------------------------------------
Interest cost on projected benefit obligation          8.75%      7.5%      9.0%
Expected long-term rate of return on assets           10.0%      10.0%     10.0%
Rae of increase in compensation levels                 4.0%       4.0%      5.0%


The Minerals Group's allocated funded status and deferred pension assets at December 31, 1995 and 1994 are as follows:

                                                                  1995      1994
- -----------------------------------------------------------------------------------
Actuarial present value of  accumulated benefit
  obligation:
  Vested                                                      $121,632    94,237
  Nonvested                                                      3,838     4,012
- -----------------------------------------------------------------------------------
                                                               125,470    98,249
Benefits attributable to projected salaries                     11,512    11,499
- -----------------------------------------------------------------------------------
Projected benefit obligation                                   136,982   109,748
Plan assets at fair value                                      187,537   157,847
- -----------------------------------------------------------------------------------
Excess of plan assets over projected benefit
  obligation                                                    50,555    48,099
Unrecognized experience loss                                    27,307    26,517
Unrecognized prior service cost                                    273       271
- -----------------------------------------------------------------------------------
Net pension assets                                              78,135    74,887
Current pension liability                                        1,258       916
- -----------------------------------------------------------------------------------
Deferred pension asset per balance sheet                      $ 79,393    75,803
===================================================================================


For the valuation of pension obligations and the calculation of the funded status, the discount rate was 7.5% in 1995 and 8.75% in 1994. The expected long-term rate of return on assets was 10% in both years. The rate of increase in compensation levels used was 4% in 1995 and 1994.

The unrecognized initial net asset at January 1, 1986, the date of adoption of SFAS 87, has been amortized over the estimated remaining average service life of the employees, which period ended at December 31, 1992. As of December 31, 1995, approximately 70% of plan assets were invested in equity securities and 30% in fixed income securities.

Under the 1990 collective bargaining agreement with the United Mine Workers of America ("UMWA"), the Minerals Group has made payments, based on hours worked, into escrow accounts established for the benefit of union employees (Note 18). The total amount accrued and escrowed by the Minerals Group's coal operations under this agreement as at December 31, 1995 and December 31, 1994, was $26,046 and $23,120, respectively. The amount escrowed and accrued is included in "Short-term investments" and "Miscellaneous accrued liabilities".

The Minerals Group also provides certain postretirement health care and life insurance benefits for eligible active and retired employees in the United States.

For the years 1995, 1994 and 1993, the components of periodic expense for these postretirement benefits were as follows:

                                                          Year Ended December 31
                                                          1995     1994     1993
- -----------------------------------------------------------------------------------
Service cost benefits earned during year               $ 1,523    2,141    2,513
Interest cost on accumulated post-
  retirement benefit obligation                         19,510   20,948   21,060
Amortization of (gains) losses                              --    2,806      402
- -----------------------------------------------------------------------------------
Total expense                                          $21,033   25,895   23,975
===================================================================================


The interest costs on the accumulated postretirement benefit obligation were based upon rates of 8.75% in 1995, 7.5% in 1994 and 9% in 1993.

At December 31, 1995 and 1994, the actuarial and recorded liabilities for these postretirement benefits, none of which have been funded, were as follows:

                                                               1995        1994
- -----------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
Retirees                                                  $ 230,217     215,043
Fully eligible active plan participants                      24,031      21,170
Other active plan participants                               26,303      17,334
- -----------------------------------------------------------------------------------
                                                            280,551     253,547
Unrecognized experience loss                                (48,197)    (23,619)
- -----------------------------------------------------------------------------------
Liability included on the balance sheet                     232,354     229,928
Less current portion                                         18,647      16,951
- -----------------------------------------------------------------------------------
Noncurrent liability for postretirement health
  care and life insurance benefits                        $ 213,707     212,977
===================================================================================


The accumulated postretirement benefit obligation was determined using the unit credit method and an assumed discount rate of 7.5% in 1995 and 8.75% in 1994. The assumed health care cost trend rate used in 1995 was 9% for pre-65 retirees, grading down to 5% in the year 2001. For post-65 retirees, the assumed trend rate in 1995 was 7%, grading down to 5% in the year 2001. The assumed medicare cost trend rate used in 1995 was 7%, grading down to 5% in the year 2001.

A percentage point increase each year in the assumed health care cost trend rate used would have resulted in a $2,630 increase in the aggregate service and interest components of expense for the year 1995, and a $36,351 increase in the accumulated postretirement benefit obligation at December 31, 1995.

The Minerals Group also participates in the Company's Savings-Investment Plan to assist eligible employees in providing for retirement or other future financial needs. Employee contributions are matched at rates of 50% and 100% up to 5% of compensation (subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended). Contribution expense under the plan aggregated $1,204 in 1995, $1,468 in 1994 and $2,021 in 1993.

In May 1994, the Company's shareholders approved the Employee Stock Purchase Plan effective July 1, 1994. As amended, upon approval of the Brink's Stock Proposal, eligible employees may elect to purchase shares of Brink's Stock, Burlington Stock and Minerals Stock at the lower of 85% of the fair market value as of specified dates. Under this plan, for the years ended December 31, 1995 and 1994, employees of the Company purchased 44,006 shares of Minerals Stock for $374 and 11,843 shares of Minerals Stock for $187, respectively.

The Minerals Group sponsors other defined contribution plans and contributions under these plans aggregated $368 in 1995, $470 in 1994 and $475 in 1993.

In October 1992, the Coal Industry Retiree Health Benefit Act of 1992 (the "Health Benefit Act") was enacted as part of the Energy Policy Act of 1992. The Health Benefit Act established rules for the payment of future health care benefits for thousands of retired union mine workers and their dependents. Part of the burden for these payments was shifted by the Health Benefit Act from certain coal producers, which had a contractual obligation to fund such payments, to producers such as the Company which have collective bargaining agreements with the UMWA that do not require such payments and to numerous other companies which are no longer in the coal business. The Health Benefit Act established a trust fund to which "signatory operators" and "related persons", including the Company and certain of its coal subsidiaries (the "Pittston Companies") are obligated to pay annual premiums for assigned beneficiaries, together with a pro rata share for certain beneficiaries who never worked for such employers ("unassigned beneficiaries"), in amounts determined by the Secretary of Health and Human Services on the basis set forth in the Health Benefit Act. For 1995, 1994 and 1993, these amounts, on a pretax basis, were approximately $10,800, $11,000 and $9,100, respectively. The Company believes that the annual liability under the Health Benefit Act for the Pittston Companies' assigned beneficiaries will continue at approximately $10,000 per year for the next several years and should begin to decline thereafter as the number of such assigned beneficiaries decreases.

Based on the number of beneficiaries actually assigned by the Social Security Administration, the Company estimates the aggregate pretax liability relating to the Pittston Companies' assigned beneficiaries at approximately $220,000, which when discounted at 7.5% provides a present value estimate of approximately $95,000.

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


16. RESTRUCTURING AND OTHER CHARGES, INCLUDING LITIGATION ACCRUAL

The market for metallurgical coal, for most of the past fifteen years, has been characterized by weak demand from primary steel producers and intense competition from foreign coal producers, especially those in Australia and Canada. Metallurgical coal sales contracts typically are subject to annual price negotiations, which increase the risk of market forces. As a result of the continuing long-term decline in the metallurgical coal markets, which was further evidenced by significant price reductions in early 1994, Coal operations accelerated its strategy of decreasing its exposure to these markets. After a review of the economic viability of the remaining metallurgical coal assets in early 1994, management determined that four underground mines were no longer economically viable and should be closed resulting in significant economic impairment to three related preparation plants. In addition, it was determined that one surface steam coal mine, the Heartland mine, which provided coal to Alabama Power Company under a long-term sales agreement, would be closed due to rising costs caused by unfavorable geological conditions.

As a result of these decisions, the Minerals Group incurred a pretax charge of $90,806 ($58,116 after tax) in 1994 which included a reduction in the carrying value of these assets and related accruals for mine closure costs. These charges included assets writedowns of $46,487 which reduced the book carrying value of such assets to what management believes to be their net realizable value based on either estimated sales or leasing of such property to unrelated third parties. In addition, the charges included $3,836 for required lease payments owed to lessors for machinery and equipment that would be idled as a result of the mine and facility closures. The charges also included $19,290 for mine and plant closure costs which represented estimates for reclamation and other environmental costs to be incurred to bring the properties in compliance with federal and state mining and environmental laws. This accrual was required due to the premature closing of the mines. The accrual also included $21,193 in contractually or statutorily required employee severance and other benefit costs associated with termination of employees at these facilities and costs associated with inactive employees at these facilities. Such employee benefits included severance payments, medical insurance, workers' compensation and other benefits and have been calculated in accordance with contractually (collective bargaining agreements signed by certain coal subsidiaries included in the Company) and legally required employee severance and other benefits.

Of the four underground mines, two ceased coal production in 1994. In 1994 the Company reached agreement with Alabama Power Company to transfer the coal sales contract serviced by the Heartland mine to another location in West Virginia. The Heartland mine ceased coal production during 1994 and final reclamation and environmental work is substantially complete. At the beginning of 1994, there were approximately 750 employees involved in operations at these facilities and other administrative support. Employment at these facilities has been reduced by 52% to approximately 360 employees at December 31, 1994 and by 81% to approximately 140 employees at December 31, 1995.

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

In 1993 the Minerals Group incurred a pretax charge of $78,633 ($48,897 after tax) relating to mine closing costs including employee benefit costs and certain other noncash charges, together with previously reported litigation (the "Evergreen Case") brought against the Company and a number of its coal subsidiaries by the trustees of certain pension and benefit trust fund established under collective bargaining agreements with the UMWA (Note 18). These charges impacted Coal and Mineral Ventures' operating profit in the amounts of $70,713 and $7,920, respectively.

The charge in the Mineral Ventures segment in 1993, related to the writedown of the Mineral Group's investment in the Uley graphite mine in Australia. Although reserve drilling of the Uley property indicates substantial graphite deposits, processing difficulties, depressed graphite prices which remained significantly below the level prevailing at the start of the project and an analysis of various technical and marketing conditions affecting the project resulted in the determination that the assets had been impaired and that loss recognition was appropriate. The charge included asset writedowns of $7,496 which reduced the carrying value of such assets to zero.

The following table analyzes the changes in liabilities during the last three years for facility closure costs recorded as restructuring and other charges:

                                                                         Employee
                                                               Mine  Termination,
                                               Leased           and       Medical
                                            Machinery         Plant           and
                                                  and       Closure     Severance
                                            Equipment         Costs         Costs         Total
- --------------------------------------------------------------------------------------------------
Balance January 1, 1993 (a)                    $1,146        35,499        35,413        72,058
Additions                                       2,782         1,598         6,267        10,647
Payments (b)                                      836         8,663         7,463        16,962
- --------------------------------------------------------------------------------------------------
Balance December 31, 1993                       3,092        28,434        34,217        65,743
Additions                                       3,836        19,290        21,193        44,319
Payments (c)                                    3,141         9,468        12,038        24,647
- --------------------------------------------------------------------------------------------------
Balance December 31, 1994                       3,787        38,256        43,372        85,415
Payments (d)                                    1,993         7,765         7,295        17,053
Other reductions (e)                              576         1,508            --         2,084
- --------------------------------------------------------------------------------------------------
Balance December 31, 1995                      $1,218        28,983        36,077        66,278
==================================================================================================


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

(c) Of the total payments made, in 1994, $8,672 was for liabilities recorded in years prior to 1993, $5,822 was for liabilities recorded in 1993 and $10,153 was for liabilities recorded in 1994.

(d) Of the total payments made in 1995, $6,424 was for liabilities recorded in years prior to 1993, $2,486 was for liabilities recorded in 1993 and $8,143 was for liabilities recorded in 1994.

(e) These amounts represent the assumption of liabilities by third parties as a result of sales transactions.

During the next twelve months, expected cash funding of these charges is approximately $15,000 to $20,000. Management estimates that the remaining liability for leased machinery and equipment will be fully paid over the next year. The liability for mine and plant closure costs is expected to be satisfied over the next ten years of which approximately 50% is expected to be paid over the next two years. The liability for employee related costs, which is primarily workers' compensation, is estimated to be 50% settled over the next four years with the balance paid during the following five to ten years.


17. OTHER INCOME AND EXPENSE

Other operating income primarily includes royalty income and gains on sales of assets.


18. SEGMENT INFORMATION

Net sales by geographic area are as follows:

                                                       Year Ended December 31
                                                    1995        1994        1993
- ----------------------------------------------------------------------------------
United States:
Domestic customers                              $467,479     512,875     359,748
Export customers in Europe                       108,111     131,447     132,753
Export customers in Japan                         67,145      71,937      84,195
Other export customers                            63,516      63,245      95,548
- ----------------------------------------------------------------------------------
                                                 706,251     779,504     672,244
Australia                                         16,600      15,494      14,845
- ----------------------------------------------------------------------------------
Total net sales                                 $722,851     794,998     687,089
==================================================================================


The following is derived from the business segment information in the Company's consolidated financial statements as it relates to the Minerals Group. See Note 2, Related Party Transactions, for a description of the Company's policy for corporate allocations.

The Minerals Group's portion of the Company's operating profit is as follows:

                                                       Year Ended December 31
                                                     1995       1994       1993
- ---------------------------------------------------------------------------------
United States *                                  $ 21,752    (85,305)   (49,157)
Australia *                                         1,586      2,988     (7,391)
- ---------------------------------------------------------------------------------
Minerals Group's portion of the
  Company's segment operating
  profit                                           23,338    (82,317)   (56,548)
Corporate expenses allocated to the
  Minerals Group                                   (7,266)    (6,845)    (7,218)
- ---------------------------------------------------------------------------------
Total operating profit (loss)                    $ 16,072    (89,162)   (63,766)
=================================================================================

* Operating profit (loss) includes restructuring and other charges, including litigation accrual aggregating $90,806 in 1994 all of which is included in the United States and $78,633 in 1993, of which $70,713 is included in the United States and $7,920 is included in Australia (Note 15).

The Minerals Group's portion of the Company's assets at year end is as follows:

                                                          As of December 31
                                                      1995       1994       1993
- ---------------------------------------------------------------------------------
United States                                     $702,132    764,399    503,002
Australia                                           18,999     19,104     13,162
- ---------------------------------------------------------------------------------
Minerals Group's portion of the
  Company's assets                                 721,131    783,503    516,164
Minerals Group's portion of
  corporate assets                                  77,478     84,009     90,083
- ---------------------------------------------------------------------------------
Total assets                                      $798,609    867,512    606,247
=================================================================================


Industry segment information is as follows:

                                                      Year Ended December 31
                                                   1995        1994        1993
- ---------------------------------------------------------------------------------
REVENUES:
Coal                                          $ 706,251     779,504     672,244
Mineral Ventures                                 16,600      15,494      14,845
- ---------------------------------------------------------------------------------
Total revenues                                $ 722,851     794,998     687,089
=================================================================================

OPERATING PROFIT (LOSS):
Coal *                                        $  23,131     (83,451)    (48,246)
Mineral Ventures *                                  207       1,134      (8,302)
- ---------------------------------------------------------------------------------
Segment operating profit (loss)                  23,338     (82,317)    (56,548)
Allocated general corporate expense              (7,266)     (6,845)     (7,218)
- ---------------------------------------------------------------------------------
Total operating profit (loss)                 $  16,072     (89,162)    (63,766)
=================================================================================

* Operating profit (loss) of the Coal segment included restructuring and other charges, including litigation accrual of $90,806 in 1994 and $70,713 in 1993 (Note 15). Operating loss of the Mineral Ventures segment included restructuring and other charges of $7,920 in 1993 (Note 15).


CAPITAL EXPENDITURES:
Coal                                                $ 17,811    25,016    15,499
Mineral Ventures                                       2,332     2,514     2,690
Allocated general corporate                              168        90        47
- ---------------------------------------------------------------------------------
Total capital expenditures                          $ 20,311    27,620    18,236
=================================================================================

DEPRECIATION, DEPLETION AND AMORTIZATION:
Coal                                                $ 40,285    44,731    25,679
Mineral Ventures                                       1,597     1,202     1,779
Allocated general corporate                              158       141       133
- ---------------------------------------------------------------------------------
Total depreciation, depletion and
  amortization                                      $ 42,040    46,074    27,591
=================================================================================

ASSETS AT DECEMBER 31:
Coal                                                $699,049   761,827   499,494
Mineral Ventures                                      22,082    21,676    16,670
- ---------------------------------------------------------------------------------
Identifiable assets                                  721,131   783,503   516,164
Allocated portion of the Company's
  corporate assets                                    77,478    84,009    90,083
- ---------------------------------------------------------------------------------
Total assets                                        $798,609   867,512   606,247
=================================================================================


In 1995, 1994 and 1993, net sales to one customer of the Coal segment amounted to $125,730, $111,830 and $106,253, respectively.

19. LITIGATION

In April 1990, the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ("Tankport") in Jersey City, New Jersey, which operations were sold in 1983. Under the settlement agreement, the Company is obligated to pay 80% of the remediation costs. Based on data available to the Company and its environmental consultants, the Company estimates its portion of the cleanup costs on an undiscounted basis using existing technologies to be between $6,700 and $16,400 over a period of up to five years. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which the clean-up will be conducted. The clean-up estimates have been modified from prior years' in light of cost inflation. The estimate of costs and the timing of payments could change as a result of changes to the remediation plan required, changes in the technology available to treat the site, unforseen circumstances existing at the site and additional cost inflation.

The Company commenced insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. In August 1995, the District Court ruled on various Motions for Summary Judgement. In its decision, the Court found favorably for the Company on several matters relating to the comprehensive general liability policies but concluded that the pollution liability policies did not contain pollution coverage for the types of claims associated with the Tankport site. The Company has filed a notice of its intent to appeal the District Court's decision to the Third Circuit. Management and its outside legal counsel continue to believe, however, that recovery of a substantial portion of the cleanup costs will ultimately be probable of realization. Accordingly, management is revising its earlier belief that there is no net liability for the Tankport obligation, and it is the Company's belief that, based on estimates of potential liability and probable realization of insurance recoveries, the Company would be liable for approximately $1,400 based on the Courts decision and related developments of New Jersey law.

In 1988, the trustees of certain pension and benefit trust funds (the "Trust Funds") established under collective bargaining agreements with the UMWA brought an action (the "Evergreen Case") against the Company and a number of its coal subsidiaries in the United States District Court for the District of Columbia, claiming that the defendants are obligated to contribute to such Trust Funds in accordance with the provisions of the 1988 and subsequent National Bituminous Coal Wage Agreements, to which neither the Company nor any of its subsidiaries is a signatory. In January 1992, the Court issued an order granting summary judgment in favor of the trustees on the issue of liability, which was thereafter affirmed by the Court of Appeals. In June 1993, the United States Supreme Court denied a petition for a writ of certiorari. The case was remanded to District Court, where damage and other issues were to be decided. In September 1993, the Company filed a motion seeking relief from the District Court's grant of summary judgment based on, among other things, the Company's allegations that plaintiffs improperly withheld evidence that directly refutes plaintiffs' representations to the District Court and the Court of Appeals in this case. In December 1993, that motion was denied. The Company, following the District Court's ruling in December 1993, recognized in 1993 in its financial statements for the Minerals Group the potential liability that might have resulted from an adverse judgment in the Evergreen Case (Notes 15 and 16). On May 23, 1994, the trustees filed a Motion for Entry of Final Judgment seeking approximately $71,100 in delinquent contributions, interest and liquidated damages through May 31, 1994, plus approximately $17 additional interest and liquidated damages for each day between May 31, 1994 and the date of entry of final judgment, plus on-going contributions to the 1974 Pension Plan. The Company opposed this motion. No decision on this motion of final judgment was entered.

In furtherance of its ongoing effort to identify other available legal options for seeking relief from what it believes to be an erroneous finding of liability in the Evergreen Case, the Company filed suit against the Bituminous Coal Operators Association ("BCOA") and others to hold them responsible for any damages sustained by the Company as a result of the Evergreen Case. In December 1994, the District Court ordered the Evergreen Case as well as related cases filed against other coal companies, and the BCOA case, be submitted to mediation before a federal judge in an effort to obtain a settlement.

SUBSEQUENT EVENT (UNAUDITED)
In late March 1996 a settlement was reached in these cases, including the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows: approximately $25,800 upon dismissal of the Evergreen Case and the remainder of $24,000 in installments of $7,000 in 1996 and $8,500 in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Company. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan. The BCOA case and a separate case against the UMWA have also been dismissed.

As a result of the settlement of these cases, the Company expects to record a pretax gain of approximately $35,000 in the first quarter of 1996 in its financial statements for the Minerals Group.


20. COMMITMENTS

At December 31, 1995, the Minerals Group had contractual commitments to purchase coal which is primarily used to blend with company mined coal. Based on the contract provisions these commitments are currently estimated to aggregate approximately $161,743 and expire from 1996 through 1998 as follows:

         1996                $76,761
         1997                 57,929
         1998                 27,053


Purchases under the contracts were $83,532 in 1995, $53,097 in 1994 and $81,069 in 1993.


21. SUPPLEMENTAL CASH FLOW INFORMATION

For the years ended December 31, 1995 and 1994, there were net cash tax refunds of $20,731 and $12,851, respectively. For the year ended December 31, 1993, cash payments for income taxes, net of refunds received was $2,461.

For the years ended December 31, 1995, 1994 and 1993, cash payments for interest were $10,296, $5,985 and $2,126, respectively.

On December 31, 1995, the Minerals Group assumed the portion of the Company's term loan in the amount of $23,434, which had been attributed to the Burlington Group, as partial settlement of the intercompany payable due to the Burlington Group. This transfer of debt as partial settlement of the intercompany between the Groups has been recognized as a noncash transaction and is not included in the Minerals Group's 1995 Statement of Cash Flows.



In 1995, the Minerals Group sold mining operations in Ohio together with a related coal supply contract for notes and royalties receivable totaling $6,949.

In December 1993, the Minerals Group sold the majority of the assets of its captive mine supply company. Cash proceeds of $8,400 from the sale were received on January 2, 1994, and have been included in "Cash flow from investing activities: Other, net" in 1994.

During 1993, the Minerals Group sold a coal preparation plant and related interest in land, equipment and facilities for mineral reserves with a fair market value of $13,300 and cash of $10,700. The cash proceeds of $10,700 less $1,001 in expenses related to the transaction were included in "Cash flow from investing activities: Other, net".


22. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Tabulated below are certain data for each quarter of 1995 and 1994.

                                           1st         2nd        3rd        4th
- ---------------------------------------------------------------------------------
1995 QUARTERS:
Net sales                            $ 195,740     184,211    177,702    165,198
Gross profit                             1,800       3,351     10,441     10,964
Net income                           $     470       4,634      4,462      4,458

Per Pittston Minerals Group
  Common Share:
Net income
Primary                              $     .05         .45        .51        .43
Fully diluted                        $     .05         .45        .45        .43

1994 QUARTERS:
Net sales                            $ 176,742     202,149    210,142    205,965
Gross profit (loss)                    (13,039)     13,105     10,770     12,576
Net income (loss)                    $ (74,079)      6,750      6,196      8,185

Per Pittston Minerals Group
  Common Share:
Net income (loss)
Primary                              $   (9.96)        .72        .74        .91
Fully diluted                        $   (9.96)        .67        .61        .81


Net income (loss) in the first quarter of 1994, included restructuring and other charges of $58,116 (Note 16).



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The information required by this Item regarding directors is incorporated by reference to Pittston's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 1995. The information regarding executive officers is included in this report following Item 4, under the caption "Executive Officers of the Registrant".


ITEM 11. EXECUTIVE COMPENSATION


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Items 11 through 13 is incorporated by reference to Pittston's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 1995.

PART IV





ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.   All financial statements -- see index to financial statements and schedules.

      2. Financial statement schedules -- see index to financial statements and schedules.

      3.   Exhibits -- see exhibit index.

(b) A report on Form 8-K was filed on November 20, 1995, with respect to the Company's announcement that a joint venture of its Pittston Mineral Ventures Company had discovered a high-grade deposit of nickel sulphide in Western Australia.

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

The Pittston Company and Subsidiaries
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 1996.

                                                    The Pittston Company
                                                  ---------------------------
                                                         (Registrant)



                                             By       J. C. Farrell
                                                 ----------------------------
                                                 (J. C. Farrell, Chairman of
                                                   the Board, President and
                                                   Chief Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 29, 1996.

       Signatures                                                             Title
- -------------------------                                                 -------------
   R. G. Ackerman*                                                          Director
   M. J. Anton*                                                             Director
   J. R. Barker*                                                            Director
   J. L. Broadhead*                                                         Director
   W. F. Craig*                                                             Director


   J. C. Farrell
- -----------------------                                             Director and Chairman of
   (J. C. Farrell)                                                  the Board, President and
                                                                    Chief Executive Officer
                                                                  (principal executive officer)

   R. M. Gross*                                                             Director
   C. F. Haywood*                                                           Director
   D. L. Marshall*                                                 Director and Vice Chairman
                                                                          of the Board


   G.R. Rogliano
- ------------------------                                              Senior Vice President
   (G. R. Rogliano)                                              (principal accounting officer)

   R. H. Spilman*                                                           Director
   A. H. Zimmerman*                                                         Director




   *By         J. C. Farrell
       ---------------------------------
       (J. C. Farrell, Attorney-in-Fact)


The Registrant does not have any designated principal financial officer.

The Pittston Company and Subsidiaries
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

FINANCIAL STATEMENTS:

THE PITTSTON COMPANY AND SUBSIDIARIES

 Statement of Management Responsibility ...................................   64

 Independent Auditors' Report .............................................   64

 Consolidated Balance Sheets ..............................................   65

 Consolidated Statements of Operations ....................................   66

 Consolidated Statements of Shareholders' Equity ..........................   67

 Consolidated Statements of Cash Flows ....................................   68

 Notes to Consolidated Financial Statements ...............................   69


PITTSTON BRINK'S  GROUP

 Statement of Management Responsibility ...................................   87

 Independent Auditors' Report .............................................   87

 Balance Sheets ...........................................................   88

 Statements of Operations .................................................   89

 Statements of Cash Flows .................................................   90

 Notes to Financial Statements ............................................   91


PITTSTON BURLINGTON GROUP

 Statement of Management Responsibility ...................................  103

 Independent Auditors' Report .............................................  103

 Balance Sheets ...........................................................  104

 Statements of Operations .................................................  105

 Statements of Cash Flows .................................................  106

 Notes to Financial Statements ............................................  107



PITTSTON MINERALS GROUP

Statement of Management Responsibility ....................................  119

Independent Auditors' Report ..............................................  119

Balance Sheets ............................................................  120

Statements of Operations ..................................................  121

Statements of Cash Flows ..................................................  122

Notes to Financial Statements .............................................  123


FINANCIAL STATEMENT SCHEDULES:

Independent Auditors' Report on Financial
Statement Schedules .......................................................  143


THE PITTSTON COMPANY AND SUBSIDIARIES

II - Valuation and Qualifying Accounts ....................................  144


PITTSTON BRINK'S GROUP

II - Valuation and Qualifying Accounts ....................................  145


PITTSTON BURLINGTON GROUP

II - Valuation and Qualifying Accounts ....................................  146


Schedules other than those listed above are omitted because they are not applicable or not required, or the information is included elsewhere in the financial statements.





The Pittston Company and Subsidiaries
INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
The Pittston Company

Under date of January 25, 1996, we reported on the consolidated balance sheets of The Pittston Company and subsidiaries (the Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended
December 31, 1995, and the balance sheets of Pittston Brink's Group as of December 31, 1995 and 1994, and the related statements of operations and cash flows for each of the years in the three-year period ended December 31, 1995, and the balance sheets of Pittston Burlington Group as of December 31, 1995 and 1994, and the related statements of operations and cash flows for each of the years in the three year period ended December 31, 1995, as contained in the 1995
Annual Report on Form 10-K of The Pittston Company. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, the Company's financial statement schedule, when considered in relation to the basic consolidated financial statements of the Company taken as a whole, and Pittston Brink's Group's financial statement schedule, when considered in relation to the basic financial statements of Pittston Brink's
Group taken as a whole, and Pittston Burlington Group's financial statement schedule, when considered in relation to the basic financial statements of Pittston Burlington Group taken as a whole, present fairly, in all material respects, the information set forth therein.

Our reports for Pittston Brink's Group and Pittston Burlington Group contain an explanatory paragraph that states that the financial statements of Pittston
Brink's Group and Pittston Burlington Group should be read in connection with the audited consolidated financial statements of the Company.





KPMG Peat Marwick LLP
Stamford, Connecticut

January 25, 1996







The Pittston Company and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

SCHEDULE II


Column A                                                        Column B      Column C                  Column D        Column E
- -------------------------------------------                 ------------    ----------                ----------      ----------
                                                                             Additions
                                                                            ----------
                                                              Balance at    Charged to   Charged to                      Balance
                                                               beginning      cost and        other                     at end of
Description                                                    of period      expenses     accounts    Deductions          period
- ----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1995
Estimated uncollectible amount of notes                                                      1,052 (a)
  and accounts receivable                                        $15,734        5,762          311 (b)     6,784 (c)      16,075
- ----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1994
Estimated uncollectible amount of notes                                                        926 (a)
  and accounts receivable                                        $16,040        4,532          287 (b)     6,051 (c)      15,734
- ----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1993
Estimated uncollectible amount of notes                                                        551 (a)
  and accounts receivable                                        $15,930        6,880          944 (b)     8,265 (c)      16,040
===================================================================================================================================

(a) Amounts recovered.
(b) Amounts reclassified from other accounts.
(c) Accounts written off.

Pittston Brink's Group
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

SCHEDULE II


Column A                                             Column B           Column C             Column D           Column E
- -------------------------------------           -------------   ----------------------      ----------          ----------
                                                                        Additions
                                                                ----------------------
                                                   Balance at   Charged to   Charged to                          Balance
                                                    beginning     cost and        other                        at end of
Description                                         of period     expenses     accounts      Deductions           period
- ------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1995
Estimated uncollectible amount of notes
  and accounts receivable                              $3,379        3,265          214 (a)      3,102 (b)         3,756
- ------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1994
Estimated uncollectible amount of notes
  and accounts receivable                              $3,796        1,346            3 (a)      1,766 (b)         3,379
- ------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1993
Estimated uncollectible amount of notes
  and accounts receivable                              $4,309        3,403          695 (a)      4,611 (b)         3,796
========================================================================================================================


(a) Amounts reclassified from other accounts.
(b) Accounts written off.

Pittston Burlington Group
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

SCHEDULE II

Column A                                Column B             Column C                 Column D       Column E
- ------------------------------------- -----------   ---------------------------     ----------      ---------
                                                            Additions
                                                    ---------------------------
                                      Balance at    Charged to       Charged to                       Balance
                                       beginning      cost and            other                     at end of
Description                            of period      expenses         accounts     Deductions         period
- --------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1995
Estimated uncollectible amount of notes                                   1,052 (a)
  and accounts receivable                $10,475         2,336               92 (b)     3,582 (c)    10,373
- --------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1994
Estimated uncollectible amount of notes                                     926 (a)
  and accounts receivable                $ 9,949         3,054              284 (b)     3,738 (c)    10,475
- --------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1993
Estimated uncollectible amount of notes
  and accounts receivable                $ 9,824         2,949              551 (a)     3,375 (c)     9,949
==============================================================================================================

(a) Amounts recovered
(b) Amounts reclassified from other accounts.
(c) Accounts written off.

The Pittston Company and Subsidiaries
EXHIBIT INDEX


Each Exhibit listed below that is followed by a reference to a previously filed document is hereby incorporated by reference to such document.

EXHIBIT
NUMBER      DESCRIPTION

  3(i) The Registrant's Restated Articles of Incorporation. Exhibit 3(a) to the
       Registrant's report on Form 8-K dated January 28, 1994; Annex II of Amendment No. 2 to Registration Statement No. 33-63323 on Form S-4 dated December 4, 1995 (the S-4"); and Exhibit 3 to the Registrant's Registration Statement on Form 8-A dated February 26, 1996
       (the "Form 8-A").

  3(ii)      The Registrant's Bylaws, as amended.

  4(a)  (i)    Amended and Restated Rights Agreement dated as of January 19,
               1996, between the Registrant and Chemical Mellon Shareholder
               Services, L.L.C., as Rights Agent. Exhibit 2 to the Form 8-A.

        (ii)   Form of Right Certificate for Brink's Rights. Exhibit B-1 to
               Exhibit 2 to the Form 8-A.

        (iii)  Form of Right Certificate for Minerals Rights. Exhibit B-2 to
               Exhibit 2 to the Form 8-A.

        (iv)   Form of Right Certificate for Burlington Rights. Exhibit B-3 to
               Exhibit 2 to the Form 8-A.

        Instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries have been omitted because the amount of debt under any such instrument does not exceed 10% of the total assets of the Registrant and its consolidated subsidiaries. The Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

 10(a)* The Registrant's 1979 Stock Option Plan, as amended. Exhibit 10(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (the 1992 "Form 10-K").

 10(b)* The Registrant's 1985 Stock Option Plan, as amended. Exhibit 10(b) to the 1992 Form 10-K.

 10(c)* The Registrant's Key Employees Incentive Plan, as amended. Exhibit 10(c) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (the "1991 Form 10-K").

 10(d)* The Company's Key Employees' Deferred Compensation Program, as amended.

 10(e)* (i)    The Registrant's Pension Equalization Plan, as amended. Exhibit
               10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (the "Third Quarter 1994 Form
               10-Q").

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

 10(f)* The Registrant's Executive Salary Continuation Plan. Exhibit 10(e) to the 1991 Form 10-K.

 10(g)* The Registrant's Non-Employee Directors' Stock Option Plan. Annex III-A to the S-4.

 10(h)* The Registrant's 1988 Stock Option Plan, as amended. Annex III-B to the S-4.

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

        (iv) Amendment No. 3 to Employment Agreement dated as of May 1, 1996, between the Registrant and J. C. Farrell.

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

        (iii) Form of Letter Agreement dated as of June 1, 1995, replacing all prior Employment Agreements and amendments or modifications thereto, between the Registrant and D. L. Marshall (the "Marshall Employment Agreement"). Exhibit 10 to the Registrant's quarterly report on Form 10-Q for the Quarter ended June 30, 1995.

        (iv) Letter Agreement dated as of April 1, 1996, amending the Marshall Employment Agreement.

 10(k)* The Company's 1994 Employee Stock Purchase Plan.  Exhibit 10.7 to the
               First Quarter 1994 Form 10-Q.

 10(l)* (i)    Form of change in control employment agreement between the
               Registrant and Mr. Farrell. Exhibit 10(j) to the 1987 Form 10-K.

        (ii) Form of change in control employment agreement between the Registrant and one of its officers. Exhibit 10(l)(ii) to the 1989 Form 10-K.

        (iii) Form of change in control employment agreement between the Registrant (or a subsidiary) and six of the Registrant's officers. Exhibit 10(l)(iii) to the 1989 Form 10-K.

        (iv) Form of letter agreement dated as of July 8, 1993, amending change in control employment agreements between the Registrant and five of the Registrant's officers. Exhibit 10 (k) (iv) to the 1993 Form 10-K.

        (v) Form of letter agreement dated as of March 8, 1996, amending change in control employment agreement between the Registrant and one of the Registrant's officers.

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

 10(o)*  Registrant's Amended and Restated Plan for Deferral of Directors' Fees.
         Exhibit 10(o) to the 1989 Form 10-K.

 10(p)  (i)    Participation Agreement (the "Participation Agreement") dated as of December 19, 1985, among Burlington Air Express Inc.
               (formerly, Burlington Northern Air Freight Inc. and Burlington
               Air Express USA Inc.) ("Burlington"), the loan participants named therein (the "Loan Participants"), Manufacturers Hanover Leasing
               Corporation, as Owner Participant (the "Owner Participant"), The
               Connecticut National Bank, as Indenture Trustee (the "Indenture
               Trustee") and Meridian Trust Company, as Owner Trustee (the
               "Owner Trustee"). Exhibit 10(p)(i) to the Registrant's Annual
               Report on Form 10-K for the year ended December 31, 1988 (the
               "1988 Form 10-K").

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

        (xvi) Lease Supplement No. 6, dated January 20, 1993, between the Owner Trustee, as Lessor, and Burlington, as Lessor, amending the Lease Agreement. Exhibit 10(o)(xvi) to the 1992 Form 10-K

 10(q)  (i)    Lease dated as of April 1, 1989 between Toledo-Lucas County Port
               Authority (the "Authority"), as Lessor, and Burlington, as
               Lessee. Exhibit 10(i) to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1989 (the "Second
               Quarter 1989 Form 10-Q").

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

 10(s)  (i)    Credit Agreement dated as of March 4, 1994, among The Pittston
               Company, as Borrower, Lenders Parties Thereto, Chemical Bank,
               Credit Suisse and Morgan Guaranty Trust Company of New York, as
               Co-agents, and Credit Suisse, as Administrative Agent (the
               "Credit Agreement"). Exhibit 10.4 to the First Quarter 1994
               Form 10-Q.

        (ii)   Amendment to the Credit Agreement dated as of May 1, 1995.

11      Computation of Earnings Per Common Share.

21      Subsidiaries of the Registrant.

23      Consent of independent auditors.

24      Powers of attorney.

27      Financial Data Schedule.

 99* Amendment to the Registrant's Pension-Retirement Plan relating to preservation of assets of the Pension-Retirement Plan upon a change in control. Exhibit 99 to the 1992 Form 10-K.




- ----------------------
*Management contract or compensatory plan or arrangement.




                          STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as 'tm'.