Form 10-K405/A
period 1995-12-31
PITTSTON CO
filed 1996-04-11
CIK 78890

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K/A
 (Mark One)
    [X]
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
             For the fiscal year ended December 31, 1995

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

                                 EXPLANATORY NOTE

      This Amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "Form 10-K") of The Pittston Company ("Pittston" or the "Company") is being filed by Pittston in order to amend the following item in the Form 10-K:



                                      PART II

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



KPMG Peat Marwick LLP
Stamford, Connecticut

January 25, 1996

Pittston Minerals Group
BALANCE SHEETS

                                                                                                                     December 31
(In thousands)                                                                                                     1995       1994
==================================================================================================================================
ASSETS
Current assets:
Cash and cash equivalents                                                                                     $   4,999      3,708
Short-term investments                                                                                           26,046     23,121
Accounts receivable:
  Trade (Note 5)                                                                                                 66,257     92,990
  Other                                                                                                          23,464     17,813
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 89,721    110,803
  Less estimated amount uncollectible                                                                             1,946      1,880
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 87,775    108,923
Coal inventory                                                                                                   37,329     25,518
Other inventory                                                                                                   4,591      4,629
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 41,920     30,147
Prepaid expenses                                                                                                  7,573     11,389
Deferred income taxes (Note 8)                                                                                   30,677     30,525
- ----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                            198,990    207,813
Property, plant and equipment, at cost (Note 4)                                                                 365,997    380,400
Less accumulated depreciation, depletion and amortization                                                       166,653    159,938
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                199,344    220,462
Deferred pension assets (Note 15)                                                                                79,393     75,803
Deferred income taxes (Note 8)                                                                                   80,699     97,945
Intangibles, net of amortization (Notes 6 and 12)                                                               117,551    120,649
Coal supply contracts (Note 12)                                                                                  63,455     82,240
Receivable Pittston Brink's Group/Burlington Group (Note 2)                                                      15,873     23,186
Other assets                                                                                                     43,304     39,414
- ----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                                  $ 798,609    867,512
==================================================================================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term bank borrowings                                                                                    $      24         --
Current maturities of long-term debt (Note 9)                                                                     1,199      7,554
Accounts payable                                                                                                 70,214     76,771
Payable Pittston Brink's Group (Note 2)                                                                           3,945        705
Payable Pittston Burlington Group (Note 2)                                                                        5,910     31,465
Accrued liabilities:
  Taxes                                                                                                          16,600     21,259
  Workers' compensation and other claims                                                                         20,334     22,647
  Postretirement benefits other than pensions (Note 15)                                                          18,647     16,951
  Reclamation                                                                                                    12,450     19,323
  Miscellaneous (Note 15)                                                                                        70,353     77,049
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                138,384    157,229
- ----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                                       219,676    273,724
Long-term debt, less current maturities (Note 9)                                                                100,791     88,175
Postretirement benefits other than pensions (Note 15)                                                           213,707    212,977
Workers' compensation and other claims                                                                          114,602    128,864
Reclamation                                                                                                      47,126     49,198
Other liabilities                                                                                               111,386    123,170
Commitments and contingent liabilities (Notes 9, 13, 14, 15, 19 and 20)
Shareholder's equity (Note 3)                                                                                    (8,679)    (8,596)
- ----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                                                                    $ 798,609    867,512
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

Foreign currency forward contracts -- The Minerals Group enters into foreign currency forward contracts with a duration of up to 360 days as a hedge against liabilities denominated in various currencies. These contracts do not subject the Minerals Group to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the liabilities being hedged. At December 31, 1995, the total notional value of foreign currency forward contracts outstanding was $4,347. As of such date, the fair value of foreign currency forward contracts was not significant.

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

Under the 1990 collective bargaining agreement with the United Mine Workers of America ("UMWA"), the Minerals Group has made payments, based on hours worked, into escrow accounts established for the benefit of union employees (Note 19). The total amount accrued and escrowed by the Minerals Group's coal operations under this agreement as at December 31, 1995 and December 31, 1994, was $26,046 and $23,120, respectively. The amount escrowed and accrued is included in "Short-term investments" and "Miscellaneous accrued liabilities".

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
=================================================================================

* Operating profit (loss) includes restructuring and other charges, including litigation accrual aggregating $90,806 in 1994 all of which is included in the United States and $78,633 in 1993, of which $70,713 is included in the United States and $7,920 is included in Australia (Note 16).

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
=================================================================================

* Operating profit (loss) of the Coal segment included restructuring and other charges, including litigation accrual of $90,806 in 1994 and $70,713 in 1993 (Note 16). Operating loss of the Mineral Ventures segment included restructuring and other charges of $7,920 in 1993 (Note 16).


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

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on April 5, 1996.

                                                  The Pittston Company
                                                       (Registrant)

                                                  By        G.R. ROGLIANO
                                                     ---------------------------
                                                       (G. R. Rogliano, Senior
                                                            Vice President)

                                 Exhibit Index

Exhibit
Number                              Description
- -------                            -------------

23              Consent of independent auditors.