Form 10-Q
period 1996-03-31
PITTSTON CO
filed 1996-05-15
CIK 78890

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q



             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

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

                    Yes  X    No ___

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 41,573,743 shares of $1 par value Pittston Brink's Group Common Stock 20,786,872 shares of Pittston Burlington Group Common Stock and 8,405,908 shares of $1 par value Pittston Minerals Group Common Stock as of May 1, 1996.


                      PART I - FINANCIAL INFORMATION
                   THE PITTSTON COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                 (In thousands, except per share amounts)


                                                   March 31, December 31,
                                                        1996         1995
==========================================================================
ASSETS                                                 (Unaudited)
Current assets:
Cash and cash equivalents                        $    38,629       52,823
Short-term investments, at lower of cost or market     3,105       29,334
Accounts receivable (net of estimated amount
  uncollectible: 1996 - $15,786; 1995 -$16,075       420,228      421,246
Inventories, at lower of cost or market               53,389       46,399
Prepaid expenses                                      35,115       31,556
Deferred income taxes                                 53,348       55,335
- --------------------------------------------------------------------------
Total current assets                                 603,814      636,693

Property, plant and equipment, at cost (net of
  depreciation, depletion and amortization:
  1996 - $442,273; 1995 - $437,346)                  471,536      486,168
Intangibles, net of amortization                     320,954      327,183
Deferred pension assets                              124,229      123,743
Deferred income taxes                                 70,062       72,343
Other assets                                         156,432      161,242
- --------------------------------------------------------------------------
Total assets                                     $ 1,747,027    1,807,372
==========================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                            $    28,141       37,063
Current maturities of long-term debt                   7,719        7,280
Accounts payable                                     251,247      263,444
Accrued liabilities                                  269,513      286,701
- --------------------------------------------------------------------------
Total current liabilities                            556,620      594,488
Long-term debt, less current maturities              143,993      133,283
Postretirement benefits other than pensions          221,044      219,895
Workers' compensation and other claims               122,334      125,894
Deferred income taxes                                 17,456       17,213
Other liabilities                                    149,392      194,620

Shareholders' equity:
Preferred stock, par value $10 per share:
  Authorized: 2,000 shares
  $31.25 Series C Cumulative Convertible Preferred Stock:
  Issued:  1996 - 136 shares; 1995 - 136 shares        1,362       1,362
Pittston Brink's Group common stock, par value
  $1 per share: Authorized: 100,000 shares;
  Issued: 1996 - 41,574 shares; 1995 - 41,574 shares  41,574      41,574
Pittston Burlington Group common stock, par value
  $1 per share: Authorized: 50,000 shares
  Issued: 1996 - 20,787 shares; 1995 - 20,787 shares  20,787      20,787
Pittston Minerals Group common stock, par value
  $1 per share: Authorized 20,000 shares;
  Issued: 1996 - 8,406 shares; 1995 - 8,406 shares     8,406        8,406
Capital in excess of par value                       416,836      401,633
Retained earnings                                    202,909      188,728
Equity adjustment from foreign currency translation  (21,235)     (20,705)
Employee benefits trust, at market value            (134,451)    (119,806)
- --------------------------------------------------------------------------
Total shareholders' equity                           536,188      521,979
- --------------------------------------------------------------------------
Total liabilities and shareholders' equity    $    1,747,027    1,807,372
==========================================================================

See accompanying notes to consolidated financial statements.



                    THE PITTSTON COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)
                                 (Unaudited)


                                                   Quarter Ended March 31
                                                        1996         1995
==========================================================================
Net sales                                       $    170,252      195,740
Operating revenues                                   564,510      503,344
- --------------------------------------------------------------------------
Net sales and operating revenues                     734,762      699,084
- --------------------------------------------------------------------------

Costs and expenses:
Cost of sales                                        193,777      193,940
Operating expenses                                   476,921      429,116
Restructuring and other charges, including
 litigation accrual                                  (35,650)           -
Selling, general and administrative expenses          72,296       61,558
- --------------------------------------------------------------------------
Total costs and expenses                             707,344      684,614
- --------------------------------------------------------------------------

Other operating income                                 2,815        8,132
- --------------------------------------------------------------------------

Operating profit                                      30,233       22,602

Interest income                                          525          810
Interest expense                                      (3,745)      (3,034)
Other income (expense), net                           (2,397)        (741)
- ---------------------------------------------------------------------------
Income before income taxes                            24,616       19,637
Provision for income taxes                             5,996        5,572
- ---------------------------------------------------------------------------
Net income                                            18,620       14,065
Preferred stock dividends, net                        (1,065)         (83)
- ---------------------------------------------------------------------------
Net income attributed to common shares        $       17,555       13,982
===========================================================================

Pittston Brink's Group:
Net income attributed to common shares        $       11,839        9,546
- ---------------------------------------------------------------------------
Net income per common share                   $          .31          .25
- ---------------------------------------------------------------------------
Cash dividend per common share                $         .025         .023
- ---------------------------------------------------------------------------

Pittston Burlington Group:
Net income attributed to common shares        $        3,761        4,049
- ---------------------------------------------------------------------------
Net income per common share                   $          .20          .21
- ---------------------------------------------------------------------------
Cash dividends per common share               $          .06         .054
- ---------------------------------------------------------------------------

Pittston Minerals Group:
Net income attributed to common shares        $        1,955          387
- ---------------------------------------------------------------------------
Net income per common share                   $          .25          .05
- ---------------------------------------------------------------------------
Cash dividends per common share               $        .1625        .1625
===========================================================================

See accompanying notes to consolidated financial statements.


                            THE PITTSTON COMPANY AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (In thousands)
                                         (Unaudited)

                                                   Quarter Ended March 31
                                                        1996         1995
===========================================================================
Cash flows from operating activities:
Net income                                      $     18,620       14,065
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Noncash charges and other write-offs                 24,259            -
 Depreciation, depletion and amortization             26,762       25,716
 Provision for aircraft heavy maintenance              7,718        6,666
 Provision (credit) for deferred income taxes          4,470       (1,327)
 Provision (credit) for pensions, noncurrent              62         (711)
 Provision for uncollectible accounts receivable       1,599        1,030
 Equity in earnings of unconsolidated affiliates,
 net of dividends received                               358         (207)
 Other operating, net                                   (319)      (2,444)
 Change in operating assets and liabilities net of
  effects of acquisitions:
  Decrease (increase) in accounts receivable          (3,169)       1,518
  Decrease (increase) in inventories                  (6,990)      (6,752)
  Decrease (increase) in prepaid expenses             (4,220)      (7,907)
  Increase (decrease) in accounts payable and
    accrued liabilities                              (13,949)      (2,369)
  Decrease (increase) in other assets                   (643)        (528)
  Increase (decrease) in other liabilities           (33,760)      (6,503)
  Increase (decrease) in workers' compensation and
    other claims, noncurrent                          (3,560)      (4,896)
  Other, net                                              94         (374)
- ---------------------------------------------------------------------------
Net cash provided by operating activities             17,332       14,977
- ---------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment           (31,877)     (28,526)
Aircraft heavy maintenance                            (4,131)      (4,328)
Proceeds from disposal of property, plant and
 equipment                                             5,327        4,861
Acquisitions, net of cash acquired, and related
 contingent payments                                    (746)      (2,410)
Other, net                                             3,565        1,799
- ---------------------------------------------------------------------------
Net cash used by investing activities                (27,862)     (28,604)
- ---------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                     11,981       16,622
Reductions of debt                                   (10,006)      (3,913)
Repurchase of stock of the Company                         -       (5,022)
Proceeds from exercise of stock options                  614        1,949
Dividends paid                                        (4,415)      (4,324)
Cost of Brink's Stock Proposal                        (1,838)           -
- --------------------------------------------------------------------------
Net cash provided (used) by financing activities      (3,664)       5,312
- --------------------------------------------------------------------------
Net decrease in cash and cash equivalents            (14,194)      (8,315)
Cash and cash equivalents at beginning of period      52,823       42,318
- --------------------------------------------------------------------------
Cash and cash equivalents at end of period      $     38,629       34,003
==========================================================================

See accompanying notes to consolidated financial statements.

                    THE PITTSTON COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                   (In thousands, except per share amounts)


(1) The Pittston Company (the "Company") prepares consolidated financial statements in addition to separate financial statements for the Pittston Brink's Group (the "Brink's Group"), the Pittston Burlington Group
        (the "Burlington Group") and the Pittston Minerals Group (the
        "Minerals Group"). The Brink's Group consists of the Brink's, Incorporated ("Brink's") and Brink's Home Security, Inc. ("BHS") operations of the Company. The Burlington Group consists of the Burlington Air Express Inc. ("Burlington") operations of the Company. The Minerals Group consists of the Coal and Mineral Ventures operations of the Company. The Company's capital structure includes three issues of common stock, Pittston Brink's Group Common Stock ("Brink's Stock"), Pittston Burlington Common Stock ("Burlington Stock") and Pittston Minerals Group Common Stock ("Minerals Stock"), which are designed to provide shareholders with separate securities reflecting the performance of the Brink's Group, Burlington Group and Minerals Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting any Group or the Company as a whole. Holders of Brink's Stock, Burlington Stock and Minerals Stock are shareholders of the Company, which is responsible for all its liabilities. Financial developments affecting the Brink's Group, Burlington Group or the Minerals Group that affect the Company's financial condition could affect the results of operations and financial condition of all three Groups.

(2) The average number of shares outstanding used in the earnings per share computations were as follows:
                                                    First Quarter
                                               1996          1995
         ------------------------------------------------------------
          Brink's Stock                      38,057        37,931
          Burlington Stock                   19,040        18,966
          Minerals Stock                      7,822         7,727


     The average number of shares outstanding used in the earnings per share computations do not include the shares of Brink's Stock, Burlington Stock and Minerals Stock held in the Company's Employee Benefits Trust which totaled 3,468 (3,715 in 1995), 1,705 (1,858 in 1995) and 558 (686
     in 1995), respectively, at March 31, 1996.

(3) The amounts of depreciation, depletion and amortization of property, plant and equipment in the first quarters of 1996 and 1995 were $21,592 and $19,379, respectively.

(4) Cash payments made for interest and income taxes (net of refunds received) were as follows:

                                                    First Quarter
                                               1996          1995
         ------------------------------------------------------------
            Interest                     $    4,344         3,033
         ============================================================
            Income taxes                 $    5,054         9,827
         ============================================================


     During the three months ended March 31, 1996 and 1995, capital lease obligations of $292 and $2,564, respectively, were incurred for leases of property, plant and equipment.

     In March 1995, the Company sold surplus coal reserves for cash of $2,878 and a note receivable of $2,317. The cash proceeds have been included in the Consolidated Statement of Cash Flows as "Cash flow from investing activities: Proceeds from disposal of property, plant and equipment".

(5) In 1988, the trustees of certain pension and benefit trust funds (the "Trust Funds") established under collective bargaining agreements with the United Mine Workers of America ("UMWA") brought an action (the "Evergreen Case") against the Company and a number of its coal subsidiaries, claiming that the defendants were obligated to contribute to such Trust Funds in accordance with the provisions of the 1988 and subsequent National Bituminous Coal Wage Agreements, to which neither the Company nor any of its subsidiaries were a signatory.

     In late March 1996, a settlement was reached in the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows: $25,845 upon dismissal of the Evergreen Case in March 1996 and the remainder of $24,000 in installments of $7,000 in 1996 and $8,500 in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Company. The amount previously escrowed and accrued was included in "Short-term investments" and "Accrued liabilities" on the Company's balance sheet. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan. Separate lawsuits against each of the UMWA and the Bituminous Coal Operators Association, previously reported, have also been dismissed.

     As a result of the settlement of these cases at an amount lower than previously accrued in 1993, the Company recorded a pretax benefit of $35,650 ($23,173 after tax) in the first quarter of 1996 in its consolidated financial statements.

(6) As of January 1, 1996, the Company implemented a new accounting standard, Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires companies to review long-lived assets and certain identifiable intangibles to be held and used by an entity for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable.

     In accordance with SFAS No. 121, the Company grouped its long-lived assets at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets, and determined the recoverability of such assets by comparing the sum of the expected undiscounted future cash flows with the carrying amount of the assets. The impact of adopting SFAS No. 121 resulted in a pretax charge to earnings as of January 1, 1996 for the Company's Coal operations of $27,839 ($18,095 after tax), of which $24,203 was included in cost of sales and $3,636 was included in selling, general and administrative expenses. Assets for which the impairment loss was recognized consisted of property, plant and equipment, advanced royalties and goodwill. These assets primarily related to mines scheduled for closure in the near term and idled facilities and related equipment. Based on current mining plans, geological conditions, and current assumptions related to future realization and costs, the sum of the expected undiscounted future cash flows was less than the carrying amount of the assets, and accordingly, an impairment loss was recognized. The loss was calculated based on the excess of the carrying value of the assets over the present value of estimated expected future cash flows, using a discount rate commensurate with the risks involved.

(7) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Company and the BHS segment for the first three months of 1996 and 1995 by $1,047 and $1,124, respectively. The effect of this change increased net income per common share of the Brink's Group for the first three months of 1996 and 1995 by $.02.

(8) During the three months ended March 31, 1995, the Company purchased 12,670 shares of its Series C Cumulative Convertible Preferred Stock. Preferred dividends included on the statement of operations for the three months ended March 31, 1995, are net of $1.0 million, which is the excess of the carrying amount of the preferred stock over the cash paid to holders of the preferred stock. There were no repurchases of preferred stock during the quarter ended March 31, 1996.

(9) Certain prior period amounts have been reclassified to conform to current period financial statement presentation.

(10) All adjustments have been made which are, in the opinion of management, necessary to a fair presentation of results of operations for the periods reported herein. All such adjustments are of a normal recurring nature.

                   THE PITTSTON COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                        AND FINANCIAL CONDITION


                                                  Quarter Ended March 31
                                                   1996             1995
===========================================================================
Revenues:                                          (In thousands)
Burlington                                 $    351,950           323,944
Brink's                                         175,854           149,091
BHS                                              36,706            30,309
Coal                                            165,468           191,283
Mineral Ventures                                  4,784             4,457
- ---------------------------------------------------------------------------
Consolidated operations                    $    734,762           699,084
===========================================================================

Operating profit:
Burlington                                 $      8,686             8,058
Brink's                                           9,378             7,383
BHS                                              11,102             8,905
Coal                                              4,377             1,311
Mineral Ventures                                  1,174               915
- ---------------------------------------------------------------------------
Segment operating profit                         34,717            26,572
General corporate expense                        (4,484)           (3,970)
- ---------------------------------------------------------------------------
Consolidated operating profit               $    30,233            22,602
===========================================================================


RESULTS OF OPERATIONS

In the first quarter of 1996, The Pittston Company (the "Company") reported net income of $18.6 million compared with $14.1 million in the first quarter of 1995. Operating profit totaled $30.2 million in the 1996 first quarter compared with $22.6 million in the prior year period. Increased operating profits were achieved at each operating unit: Coal operations ($3.1 million); Brink's Home Security, Inc. ("BHS") ($2.2 million); Brink's Incorporated ("Brink's") ($2.0 million); Burlington Air Express Inc. ("Burlington") ($0.6 million) and Pittston Mineral Ventures ("Mineral Ventures") ($0.3 million). Coal operations' first quarter 1996 earnings included two non-recurring items: a benefit from the settlement of the Evergreen lawsuit at an amount lower than previously accrued ($35.7 million or $23.2 million after tax) and a charge related to the implementation of a new accounting standard regarding the impairment of long-lived assets ($27.8 million or $18.1 million after tax). In the comparable period in 1995 a sale of coal reserves generated a $3.0 million pretax gain.

Burlington
- ----------
The following is a table of selected financial data for Burlington on a comparative basis:


(Dollars in thousands - except per              Quarter Ended March 31
pound/shipment amounts)                             1996          1995
- ------------------------------------------------------------------------
Revenues:
Airfreight
 Domestic U.S.                                 $ 128,780       129,197
 International                                   166,342       157,496
- ------------------------------------------------------------------------
Total airfreight                                 295,122       286,693
Other (a)                                         56,828        37,251
- ------------------------------------------------------------------------
Total revenues                                   351,950       323,944

Operating expense                                314,355       289,592
Selling, general and administrative               29,132        26,818
- ------------------------------------------------------------------------
Total costs and expenses                         343,487       316,410
- ------------------------------------------------------------------------
Other operating income                               223           524
- ------------------------------------------------------------------------
Operating profit:
 Domestic U.S.                                     3,708         4,687
 International                                     4,978         3,371
- ------------------------------------------------------------------------
Operating profit                               $   8,686         8,058
========================================================================

Depreciation and amortization                  $   5,400         4,795
========================================================================
Cash capital expenditures                      $   4,771         7,315
========================================================================
Airfreight shipment growth rate (b)                 6.0%           6.4%
Airfreight weight growth rate (b):
 Domestic U.S.                                      2.9%           6.0%
 International                                     11.4%          28.8%
 Worldwide                                          7.2%          16.6%
Worldwide airfreight weight (million pounds)       344.7          321.4
========================================================================
Worldwide airfreight shipments (thousands)         1,298          1,224
========================================================================
Worldwide average airfreight:
 Yield (revenue per pound)                      $   .856           .892
 Revenue per shipment                           $    227            234
 Weight per shipment (pounds)                        266            263
========================================================================

(a) Primarily international ocean freight and import services.
(b) Compared to the same period in the prior year.


Burlington's first quarter operating profit amounted to $8.7 million, an increase of $0.6 million (8%) from the level reported in the first quarter of 1995. Worldwide revenues increased by 9% to $352.0 million from $323.9 million in the 1995 period. The $28.0 million growth in revenues principally reflects a 7% increase in worldwide airfreight pounds shipped, reaching 344.7 million pounds in the first quarter of 1996, and higher non-airfreight revenues, partially offset by a 4% decline in the world-wide average yield. Worldwide expenses amounted to $343.5 million, $27.1 million (9%) higher than in the first quarter of 1995. The increase largely reflects higher international transportation costs, consistent with higher volumes.

Domestic airfreight revenues of $128.8 million were essentially unchanged from the prior year level. Domestic operating profit declined to $3.7 million in the first quarter of 1996 compared to $4.7 million in the prior year period. The decline in operating profit reflected a 3% decrease in the average yield, partially offset by higher volume, lower average transportation costs and lower station costs. The decline in the average yield was due to lower average pricing for Burlington's overnight and second-day service levels as well as a reduction in the proportion of overnight freight in the sales mix. However, the first quarter 1996 average yield was essentially equal to the level of the fourth quarter of 1995. Burlington achieved lower operating costs compared to the prior year quarter, despite the adverse impact of the severe winter weather, as a result of its ability to adjust its fleet, station and labor cost structure to its changing volume requirements.

International airfreight revenues of $166.3 million in the first quarter represented an $8.8 million (6%) increase over the $157.5 million reported in the comparable period in 1995. Revenues from other activities, primarily international, which include import transactions such as customs clearance and import related services, as well as ocean freight services, increased 53% or $19.6 million to $56.8 million. The growth in revenues from other activities was mainly due to an increase in international shipment volume and the continued expansion of ocean freight services. International operating profit amounted to $5.0 million in the first quarter of 1996, 48% higher than the 1995 level, principally due to an 11% favorable change in export airfreight weight shipped, and increased margin from import services and ocean freight, partially offset by 5% lower average yields and higher transportation costs. The increase in export volume is mainly attributed to the growth in the worldwide flow of international airfreight and the expansion of company-owned operations.

Brink's
- -------
The following is a table of selected financial data for Brink's on a comparative basis:

                                              Quarter Ended March 31
(In thousands)                                        1996       1995
- -----------------------------------------------------------------------
Revenues:
  North America (United States and Canada)       $  98,180     88,430
  International subsidiaries                        77,674     60,661
- -----------------------------------------------------------------------
Total revenues                                   $ 175,854    149,091

Operating expenses                                 143,508    123,210
Selling, general and administrative                 22,474     18,983
- -----------------------------------------------------------------------
Total costs and expenses                           165,982    142,193
- -----------------------------------------------------------------------
Other operating income                                (494)       485
- -----------------------------------------------------------------------
Operating profit:
  North America (United States and Canada)        $  5,930      5,516
  International operations                           3,448      1,867
- -----------------------------------------------------------------------
Total operating profit                            $  9,378      7,383
=======================================================================

Depreciation and amortization                     $  6,029      5,156
=======================================================================

Cash capital expenditures                         $  6,806      5,791
=======================================================================


Brink's consolidated revenues totaled $175.9 million in the first quarter of 1996 compared with $149.1 million in the first three months of 1995. Brink's operating profit of $9.4 million in the first quarter of 1996 represented a $2.0 million or 27% increase over the $7.4 million operating profit reported in the prior year quarter. The revenue increase of $26.7 million, or 18%, in the 1996 first quarter was offset in part by an increase in operating expenses and selling, general and administrative expenses of $23.8 million and a decrease in other operating income of $1.0 million.

Revenues from North American operations (United States and Canada) increased $9.8 million, or 11%, to $98.2 million in the 1996 first quarter from $88.4 million in the prior year quarter. North American operating profit increased $0.4 million, or 8%, to $5.9 million in the current year quarter from $5.5 million in the first quarter of 1995. The operating profit improvement primarily resulted from improved armored car operations, which includes ATM servicing.

Revenues from international subsidiaries increased $17.0 million to $77.7 million in the 1996 first quarter from $60.7 million in the 1995 period. Approximately one-half of the increase in international revenues was due to the consolidation of the results of Brink's Colombia, in which Brink's increased its ownership from 47% to 51% during the third quarter of 1995. Operating profits from international subsidiaries and minority-owned affiliates amounted to $3.4 million in the current year quarter compared to $1.9 million in the prior year first quarter. The earnings increase reflects higher operating profits in Latin America which more than offset lower results in Europe, primarily in France and Holland. Latin America's increase in operating profits reflects a $0.9 million benefit from the consolidation of Colombia's operating profits. Brazil (100% owned) achieved improved results due to strong volume growth and effective controls over operating and administrative costs, as operating profits amounted to $1.4 million compared to $0.9 million in the prior year quarter. The $0.3 million in net income generated by Brink's Mexican affiliate (20% owned) was a significant improvement over the $0.4 million loss recorded in the first quarter of 1995, as the benefits of workforce reductions, cost controls and operational improvements continue to be realized.

BHS
- ---
The following is a table of selected financial data for BHS on a comparative basis:


                                                Quarter Ended March 31
(Dollars in thousands)                              1996          1995
=======================================================================
Revenues                                       $  36,706        30,309

Operating expenses                                19,058        16,314
Selling, general and administrative                6,546         5,090
=======================================================================

Total costs and expenses                          25,604        21,404
- -----------------------------------------------------------------------

Operating profit                                $ 11,102         8,905
=======================================================================

Depreciation and amortization                   $  6,533         5,089
=======================================================================

Cash capital expenditures                       $ 14,898         9,927
=======================================================================

Annualized service revenues (a)                 $110,191        91,034
=======================================================================
Number of subscribers:
  Beginning of  period                           378,659       318,029
  Installations                                   24,256        19,072
  Disconnects                                     (7,239)       (4,667)
 End of period                                   395,676       332,434
=======================================================================

(a) Annualized service revenue is calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for monitoring, maintenance and related services.


Revenues for BHS increased by $6.4 million (21%) to $36.7 million in the first quarter of 1996 from $30.3 million in the 1995 period. The increase in revenues was predominantly from higher ongoing monitoring and service revenues, caused by the 19% growth in the subscriber base. As a result of such growth, annualized service revenues in force at the end of the first quarter of 1996 grew 21% over the amount in effect at the end of the first quarter of 1995. The total amount of installation revenue also grew by 21% over the amount recorded in the 1995 period, as revenue from the increased volume of installations was partially offset by a reduction in revenue per installation. Revenue per installation decreased due to the competitive environment in the marketplace.

Operating profit of $11.1 million in the first quarter of 1996 represented an increase of $2.2 million (25%) compared to the $8.9 million earned in the 1995 period. The increase in operating profits largely stemmed from a 19% growth in the average subscriber base and higher average monitoring and services revenues, partially offset by higher depreciation and increased account servicing and administrative expenses, which are a consequence of the larger subscriber base.

The favorable change in operating profit also reflects a $0.7 million reduction in the amount of installation and marketing costs incurred and expensed during the first quarter of 1996 compared to the prior year quarter. Operating profit as a percentage of revenue increased to 30.2% in the 1996 quarter from 29.4% in the prior year period.

The subscriber base on March 31, 1996, totaled 395,676 customers, 19% higher than the balance at the end of the first quarter of 1995. Annualized service revenues amounted to $110.2 million in March 1996, 21% higher than in the comparable period in 1995. The favorable change reflects the increased subscriber base as well as higher average monthly revenues, principally generated by customer service contracts.

Coal
- ----
The following is a table of selected financial data for the Coal operations on a comparative basis:

                                                Quarter Ended March 31
(In thousands)                                      1996          1995
========================================================================
Net sales                                   $    165,468       191,283

Cost of sales                                    190,810       190,967
Selling, general and administrative                8,872         6,080
Restructuring and other charges, including
 litigation accrual                              (35,650)            -
- ------------------------------------------------------------------------
Total costs and expenses                         164,032       197,047
- ------------------------------------------------------------------------
Other operating income                             2,941         7,075
- ------------------------------------------------------------------------
Operating profit (loss)                     $      4,377         1,311
========================================================================
Coal sales (tons):
 Metallurgical                                     2,045         2,433
 Utility and industrial                            3,572         4,459
- ------------------------------------------------------------------------
Total coal sales                                   5,617         6,892
========================================================================
Production/purchased (tons):
 Deep                                              1,062         1,057
 Surface                                           2,716         3,853
 Contract                                            395           533
- -----------------------------------------------------------------------
                                                   4,173         5,443
Purchased                                          1,608         1,737
- -----------------------------------------------------------------------
Total                                              5,781         7,180
=======================================================================

Coal operations generated an operating profit of $4.4 million in the first quarter of 1996, compared to the $1.3 million recorded in the 1995 period. Operating profit in 1996 included a benefit of $35.7 million from the settlement of the Evergreen lawsuit at an amount lower than previously accrued in 1993 and a $27.8 million charge related to the implementation of the new accounting standard. The charge is included in cost of sales ($24.2 million) and selling, general and administrative expenses ($3.6 million). Excluding the non-recurring items, operating profits from coal operations decreased by $4.7 million in the 1996 period. Operating profits in the first quarter of 1995 include a $3.0 million gain from the sale of coal reserves.

The operating profit of Coal operations, excluding restructuring and other non-recurring items, is analyzed as follows:


(In thousands,                                  Quarter Ended March 31
except per ton amounts)                             1996          1995
========================================================================
Net coal sales                                $   163,907      190,738
Current production cost of coal sold              157,971      182,618
- ------------------------------------------------------------------------
Coal margin                                         5,936        8,120
Non-coal margin                                       608          167
Other operating income (net)                        2,941        7,075
- ------------------------------------------------------------------------
Margin and other income                             9,485       15,362
- ------------------------------------------------------------------------
Other costs and expenses:
 Idle equipment and closed mines                      259        1,385
 Inactive employee cost                             7,424        6,586
 General and administrative                         5,236        6,080
- ------------------------------------------------------------------------
Total other costs and expenses                     12,919       14,051
- ------------------------------------------------------------------------
Operating profit (before restructuring and
 other non-recurring items)                     $  (3,434)       1,311
========================================================================
Coal margin per ton:
 Realization                                    $   29.18        27.68
 Current production costs                           28.13        26.51
- ------------------------------------------------------------------------
Coal margin                                     $    1.05         1.17
========================================================================


Total coal margin of $5.9 million for the first quarter of 1996 represented a decrease of $2.2 million from the comparable period in 1995. The decline in coal margin reflects an 18% unfavorable change in sales volume and a $.12 per ton (10%) reduction in average margin.

Sales volume of 5.6 million tons in the first quarter was 1.3 million tons less than the 6.9 million tons sold in the prior year quarter, reflecting the idling of mines serving the steam coal market and delays in shipments as a result of the severe winter weather. Steam coal sales decreased by 0.9 million tons, to 3.6 million tons, and metallurgical coal sales declined by 0.4 million tons, to 2.0 million tons, compared to the prior year. Steam coal sales represented 64% of total volume in 1996 and 65% in 1995.

Coal margin per ton decreased to $1.05 in 1996 from $1.17 for 1995 as a $1.50 (5%) per ton increase in realization was more than offset by a $1.62 (6%) per ton increase in current production costs. The average realization increase was largely due to an increase in metallurgical coal pricing, which took effect subsequent to the first quarter of 1995. Export metallurgical coal prices increased substantially in the coal contract year which began on April 1, 1995, compared to the prior year level, with realizations generally increasing by $4.00 to $5.50 per metric ton, depending upon coal quality. While steam coal spot pricing remains at exceptionally low levels, the majority of Coal operations' steam coal sales were, and continue to be sold under long term contracts. Coal operations has concluded negotiations with its metallurgical customers for the contract year which began on April 1, 1996, with pricing ranging from a modest decrease to a modest increase, depending on coal quality. The weighted average price for expected metallurgical coal shipments for the contract year beginning April 1, 1996 is approximately equal to the prior year level.

The current production cost of coal sold increased over the 1995 level largely as a result of the severe winter weather, higher costs incurred by the mines in production, and higher purchased coal costs. Production in the 1996 quarter totaled 4.2 million tons, a 23% decrease compared to the 5.4 million tons produced in 1995. The decline reflected lower surface mine production, which was adversely affected by severe weather to a greater extent than in 1995, exhaustion of reserves at certain mines, idling of a mine subsequent to the first quarter of 1995 and the sale of Coal operations' Ohio operations at the end of 1995. First quarter surface production accounted for 66% and 72% of total production in 1996 and 1995, respectively. Productivity of 35 tons per man day represented a 2% decrease from the 1995 level.

Non-coal margin amounted to $0.6 million, $0.4 million higher than in the first quarter of 1995. The increase largely reflects the impact of a favorable change in natural gas prices. Other operating income, primarily reflecting sales of properties and equipment and third party royalties, amounted to $2.9 million in 1996, $4.1 million less than in 1995. The higher level of income recorded in the 1995 period largely reflects $3.0 million income generated from the sale of reserves.

Idle equipment and closed mine costs decreased by $1.1 million in the 1996 period. Idle equipment expenses were reduced from the prior year level as a result of Coal operations' improved equipment management program. Inactive employee costs, which primarily represent long term employee liabilities for pension and retiree medical cost, increased by $0.8 million to $7.4 million in the 1996 first quarter. The unfavorable change primarily reflects the use of lower long term interest rates to calculate the present value of the long term liabilities during 1996 compared to the rates used in 1995.

In 1988, the trustees of certain pension and benefit trust funds (the "Trust Funds") established under collective bargaining agreements with the United Mine Workers of America ("UMWA") brought an action (the "Evergreen Case") against the Company and a number of its coal subsidiaries, claiming that the defendants were obligated to contribute to such Trust Funds in accordance with the provisions of the 1988 and subsequent National Bituminous Coal Wage Agreements, to which neither the Company nor any of its subsidiaries were a signatory.

In late March 1996, a settlement was reached in the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows: $25.8 million upon dismissal of the Evergreen Case in March 1996 and the remainder of $24.0 million in installments of $7.0 million in 1996 and $8.5 million in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Company. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan. Separate lawsuits against each of the UMWA and the Bituminous Coal Operators Association, previously reported, have also been dismissed.

As a result of the settlement of these cases at an amount lower than previously accrued in 1993, the Company recorded a pretax benefit of $35.7 million ($23.2 million after tax) in the first quarter of 1996 in its consolidated financial statements.

As of January 1, 1996, the Company implemented a new accounting standard, Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires companies to review long-lived assets and certain identifiable intangibles to be held and used by an entity for impairment whenever circumstances indicate that the carrying amount for an asset may not be recoverable.

In accordance with SFAS No. 121, the Company grouped its long-lived assets at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets, and determined the recoverability of such assets by comparing the sum of the expected undiscounted future cash flows with the carrying amount of the assets. The impact of adopting SFAS No. 121 resulted in a pretax charge to earnings as of January 1, 1996 for the Company's Coal operations of $27,839 ($18,095 after tax), of which $24,203 was included in cost of sales and $3,636 was included in selling, general and administrative expenses. Assets for which the impairment loss was recognized consisted of property, plant and equipment, advanced royalties and goodwill. These assets primarily related to mines scheduled for closure in the near term and idled facilities and related equipment. Based on current mining plans, geological conditions, and current assumptions related to future realization and costs, the sum of the expected undiscounted future cash flows was less than the carrying amount of the assets, and accordingly, an impairment loss was recognized. The loss was calculated based on the excess of the carrying value of the assets over the present value of estimated expected future cash flows, using a discount rate commensurate with the risks involved.

Coal operations continue cash funding for charges recorded in prior years for facility closure costs recorded as restructuring and other charges. The following table analyzes the changes in liabilities during the first quarter of 1996 for such costs:

                                                     Employee
                                               Mine Termination,
                                  Leased        and   Medical
                               Machinery      Plant       and
                                     and    Closure Severance
                               Equipment      Costs     Costs      Total
- ------------------------------------------------------------------------
Balance as of December 31, 1995  $ 1,218     28,983     36,077    66,278
Payments                             262      1,186      1,397     2,845
- ------------------------------------------------------------------------
Balance as of March 31, 1996     $   956     27,797     34,680    63,433
========================================================================


In April 1996, the Commonwealth of Virginia enacted into law the "Coalfield Employment Enhancement Tax Credit." The new law, which is effective from January 1, 1996 through December 31, 2001, provides Virginia coal producers with a refundable credit, against taxes imposed by the Commonwealth, for coal produced in Virginia. The tax credit ranges from $.40 per ton for surface coal to $1 to $2 per ton of underground coal mined, depending upon seam thickness, with certain modifications to the surface and deep mined credit rates based on employment levels. The credit can be utilized under a predetermined schedule beginning with the 1999 tax year through the 2008 tax year. At current production levels, Coal operations estimate it will earn approximately $4.0 million in tax credits in 1996.

Mineral Ventures
- ----------------
The following is a table of selected financial data for Mineral Ventures on a comparative basis:


(Dollars in thousands, except                   Quarter Ended March 31
per ounce data)                                          1996     1995
========================================================================
Net sales                                             $ 4,784    4,457

Cost of sales                                           2,967    2,973
Selling, general and administrative                       788      617
- ------------------------------------------------------------------------
Total costs and expenses                                3,755    3,590
Other operating income                                    145       48
- ------------------------------------------------------------------------
Operating profit                                      $ 1,174      915
========================================================================
Stawell Gold Mine:
Mineral Ventures's 50% direct share ounces sold        11,759    10,846
Average realized gold price per ounce (US$)           $   400       400
========================================================================


Operating profit of Mineral Ventures operations increased $0.3 million in the 1996 first quarter to $1.2 million, from an operating profit of $0.9 million in the first quarter of 1995. The improved operating profit reflects the strong results achieved by the Stawell gold mine in western Victoria, Australia, in which Mineral Ventures has a 67% direct and indirect interest. The favorable change in the Stawell mine's earnings, compared to the prior year period, mainly reflects the benefit from processing a higher grade of ore. The Stawell mine produced 24,200 ounces of gold in the first quarter of 1996 at an average cash cost of $259 per ounce, compared to 21,200 ounces in the comparable period of 1995 at an average cash cost of $264 per ounce.

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

Other Operating Income
- ----------------------
Other operating income includes the Company's share of net income of unconsolidated affiliates, primarily equity affiliates of Brink's, royalty income and gains and losses from sales of coal assets. The $5.3 million decrease in other operating income in the first quarter of 1996 compared to the first quarter of 1995 is largely attributable to a $1.0 million decrease in Brink's share of the reported results of its equity affiliates and $3.0 million lower gains from the sales of coal assets. Results in 1995 included $0.6 million in equity income from Colombia which is now a consolidated subsidiary, subsequent to Brink's acquisition of a majority ownership interest in the operation.

Interest Expense
- ----------------
Interest expense increased $0.7 million to $3.7 million in the first quarter of 1996 from $3.0 million in the prior year quarter.

Other Income (Expense), Net
- ---------------------------
Other net expense for the first quarter of 1996 increased $1.7 million to a net expense of $2.4 million from a net expense of $0.7 million. The increase principally reflects higher minority interest expense at Brink's and a loss recorded with regard to the termination of an overseas sublease agreement at Burlington.


FINANCIAL CONDITION

Cash Provided by Operations
- ---------------------------
Cash provided by operating activities during the first three months of 1996 totaled $17.3 million compared with $15.0 million in the first quarter of 1995. Net income, noncash charges and changes in operating assets and liabilities in the first three months of 1996 were significantly affected by two non-recurring items, a benefit from the settlement of the Evergreen case at an amount less than originally accrued and a charge related to the implementation of SFAS 121; these items had no effect on cash generated by operations. The initial payment of $25.8 million related to the Evergreen case settlement was entirely funded by an escrow account previously established by the Company. The amount previously escrowed and accrued was included in "Short-term investments" and "Accrued liabilities" on the Company's balance sheet.

Capital Expenditures
- --------------------
Cash capital expenditures for the first quarter of 1996 totaled $31.9 million, $3.4 million higher than in the comparable period in 1995. Of the1996 amount, $4.8 million was spent by Burlington, $6.8 million was spent by Brink's, $14.9 million was spent by BHS, $4.6 million was spent by Coal and $0.7 million was spent by Mineral Ventures. Expenditures incurred by BHS in the first three months of 1996 were primarily for customer installations, with the $5.0 million increase in capitalized system costs over the prior year level reflecting expansion of the subscriber base. For the full year 1996, company-wide capital expenditures are projected to approximate $170 million. The foregoing amounts exclude equipment expenditures that have been or are expected to be financed through capital and operating leases. Increased full-year expenditures in 1996 compared to 1995 are largely attributable to Burlington to support new airfreight stations and implementation of new information systems, BHS resulting from continued expansion of the subscriber base and Brink's in support of the CompuSafe business.

Other Investing Activities
- --------------------------
All other investing activities in the first three months of 1996 provided net cash of $4.0 million, primarily from the disposal of property, plant and equipment net of expenditures for aircraft heavy maintenance.

Financing
- ---------
The Company intends to fund its capital expenditure requirements during the remainder of 1996 with anticipated cash flows from operating activities and through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or other borrowing arrangements. The Company has a $350 million revolving credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100 million term loan, which matures in May 2000. The Facility also permits additional borrowings, repayments, and reborrowings of up to an aggregate of $250 million until May 2000. As of March 31, 1996, borrowings of $100 million were outstanding under the term loan portion of the Facility and $9 million of additional borrowings were outstanding under the remainder of the facility. The Company maintains agreements with financial institutions whereby it has the right to sell certain coal receivables, with recourse, to those institutions. As of March 31, 1996, coal receivables of approximately $5.2 million sold under these agreements were outstanding.

Debt
- ----
Outstanding debt, including borrowings under revolving credit agreements, aggregated $179.9 million at March 31, 1996, up from $177.6 million at year-end 1995. Cash provided from operating activities, a reduction in cash balances, other investing activities and the exercise of stock options were not sufficient to fund capital expenditures, and dividend payments, and the cost of the Brink's Stock proposal, resulting in additional borrowings.

Capitalization
- --------------
On January 18, 1996, the shareholders of the Company approved the Brink's Stock Proposal, resulting in the modification of the capital structure of the Company to include an additional class of common stock. The outstanding shares of Pittston Services Group Common Stock ("Services Stock") were redesignated as Pittston Brink's Group Common Stock ("Brink's Stock") on a share-for-share basis, and a new class of common stock, designated as Pittston Burlington Group Common Stock ("Burlington Stock"), was distributed on the basis of one-half share of Burlington Stock for each share of Services Stock previously held by shareholders of record on January 19, 1996. The Pittston Brink's Group (the "Brink's Group") consists of the Brink's and BHS operations of the Company. The Pittston Burlington Group (the "Burlington Group") consists of the Burlington operations of the Company. The Pittston Minerals Group (the "Minerals Group") consists of the Coal and Mineral Ventures operations of the Company. The approval of the Brink's Stock Proposal did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. The Company prepares separate financial statements for the Minerals, Brink's and Burlington Groups in addition to consolidated financial information of the Company.

Brink's Stock, Burlington Stock and Pittston Minerals Group Common Stock ("Minerals Stock") were designed to provide shareholders with separate securities reflecting the performance of the Brink's Group, Burlington Group and Minerals Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting any of the Groups.

The redesignation of the Company's Services Stock as Brink's Stock and the distribution of Burlington Stock as a result of the approval of the Brink's Stock Proposal and the distribution of Minerals Stock in July 1993 did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. Holders of all three classes of stock are shareholders of the Company, which continues to be responsible for all its liabilities. Therefore, financial developments affecting the Brink's Group, the Burlington Group or the Minerals Group that affect the Company's financial condition could affect the results of operations and financial condition of all three Groups. The changes in the capital structure of the Company had no effect on the Company's total capital, except as to expenses incurred in the execution of the Brink's Stock Proposal. Since the approval of the Brink's Stock Proposal, capitalization of the Company has been affected by the share activity related to each of the classes of common stock.

In November 1995, the Board authorized a revised share repurchase program which allows for the purchase, from time to time, of up to 1,500,000 shares of Brink's Stock, 1,500,000 shares of Burlington Stock and 1,000,000 shares of Minerals stock, not to exceed an aggregate purchase price of $45.0 million. As of March 31, 1996, no shares were repurchased under the program.

In 1994, the Board authorized the repurchase from time to time of up to $15 million of the Company's cumulative convertible preferred stock. In November 1995, the Board authorized an increase in the remaining authority to $15 million. No share repurchases have been made subsequent to the increased authorization.

Dividends
- ---------
The Board intends to declare and pay dividends on Brink's Stock, Burlington Stock and Minerals Stock based on the earnings, financial condition, cash flow and business requirements of the Brink's Group, Burlington Group and the Minerals Group, respectively. Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its public debt and bank credit agreements, losses by one Group could affect the Company's ability to pay dividends in respect of stock relating to the other Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount as defined in the Company's Articles of Incorporation. At March 31, 1996, the Available Minerals Dividend Amount was at least $26.9 million.

During the 1996 and 1995 three month periods, the Board declared and the Company paid cash dividends of 16.25 cents per share of Minerals Stock. In the first quarter of 1995, the Board declared and the Company paid dividends of 5 cents per share of Services Stock which has been attributed: 2.3 cents for each share of Brink's Stock and 5.4 cents for each share of Burlington Stock, which reflects the distribution of one-half share of Burlington Stock for each share of Services Stock. In the first quarter of 1996 the Board declared and the Company paid cash dividends of 2.5 cents per share of Brink's Stock and 6 cents per share of Burlington Stock. Dividends paid on the cumulative convertible preferred stock in the first quarters of 1996 and 1995 were $1.1 million and $1.2 million, respectively. Preferred dividends included on the Company's Statement of Operations for the three months ended March 31, 1995, are net of $1.0 million, which was the excess of the carrying amount of the preferred stock over the cash paid to holders of the preferred stock.


                       PITTSTON BRINK'S GROUP
                          BALANCE SHEETS
                          (In thousands)


                                                  March 31,December 31,
                                                       1996        1995
========================================================================
ASSETS                                          (Unaudited)
Current assets:
Cash and cash equivalents                     $      18,389       21,977
Short-term investments, at lower of
   cost or market                                     2,320        3,288
Accounts receivable (net of estimated
   amount uncollectible:
   1996 - $4,162; 1995 - $3,756)                    106,565      113,790
Receivable - Pittston Minerals Group                  8,994        3,945
Inventories, at lower of cost or market               2,821        2,795
Prepaid expenses                                     14,019       10,380
Deferred income taxes                                13,722       13,146
- ------------------------------------------------------------------------
Total current assets                                166,830      169,321

Property, plant and equipment, at cost (net of
   accumulated depreciation and amortization:
   1996 - $223,219; 1995 - $214,424)                223,291      214,653
Intangibles, net of amortization                     28,423       28,893
Investment in and advances to unconsolidated
   affiliates                                        27,567       28,406
Deferred pension assets                              34,458       33,923
Deferred income taxes                                 1,085        1,081
Other assets                                          9,151        8,449
- ------------------------------------------------------------------------
Total assets                                  $     490,805      484,726
========================================================================


LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term borrowings                         $       2,004        4,858
Current maturities of long-term debt                  4,026        4,117
Accounts payable                                     32,570       35,460
Accrued liabilities                                  84,593       86,006
- ------------------------------------------------------------------------
Total current liabilities                           123,193      130,441

Long-term debt, less current maturities               5,405        5,795
Postretirement benefits other than pensions           3,620        3,475
Workers' compensation and other claims               11,292       11,292
Deferred income taxes                                37,877       37,529
Payable - Pittston Minerals Group                    11,119        7,844
Minority interests                                   21,225       21,361
Other liabilities                                     7,846        8,184
Shareholder's equity                                269,228      258,805
- ------------------------------------------------------------------------
Total liabilities and shareholder's equity    $     490,805      484,726
========================================================================

See accompanying notes to financial statements.

                      PITTSTON BRINK'S GROUP
                     STATEMENTS OF OPERATIONS
             (In thousands, except per share amounts)
                           (Unaudited)


                                              Quarter Ended March 31
                                             1996               1995
=====================================================================
Operating revenues                      $ 212,560            179,400

Operating expenses                        162,566            139,524
Selling, general and administrative
 expenses                                  30,575             25,200
- ---------------------------------------------------------------------
Total costs and expenses                  193,141            164,724
- ---------------------------------------------------------------------

Other operating income (expense), net        (494)               485
- ---------------------------------------------------------------------
Operating profit                           18,925             15,161

Interest income                               234                530
Interest expense                             (467)              (450)
Other income (expense), net                (1,017)              (352)
- ---------------------------------------------------------------------
Income before income taxes                 17,675             14,889
Provision for income taxes                  5,836              5,343
- ---------------------------------------------------------------------
Net income                              $  11,839              9,546
=====================================================================


Per common share:
Net income                              $     .31                .25
=====================================================================

Cash dividends                          $    .025               .023
=====================================================================
Average shares outstanding                 38,057             37,931
=====================================================================

See accompanying notes to financial statements.


                           PITTSTON BRINK'S GROUP
                          STATEMENTS OF CASH FLOWS
                               (In thousands)
                                (Unaudited)

                                                Quarter Ended March 31
                                                          1996    1995
========================================================================
Cash flows from operating activities:
Net income                                        $     11,839    9,546
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Depreciation and amortization                          12,597   10,272
 Provision (credit) for deferred income taxes             (268)     414
 Provision for pensions, noncurrent                        135      125
 Provision for uncollectible accounts receivable         1,007      587
 Equity in earnings of unconsolidated affiliates,
 net of dividends received                                 570     (144)
 Other operating, net                                     (270)     327
 Change in operating assets and liabilities:
  Decrease (increase) in accounts receivable             6,811     (208)
  Decrease (increase) in inventories                       (26)    (182)
  Decrease (increase) in prepaid expenses               (3,640)  (4,254)
  Increase (decrease) in accounts payable and
  accrued liabilities                                   (1,227)  (2,310)
  Decrease (increase) in other assets                   (1,357)    (309)
  Increase (decrease) in other liabilities                 470      474
  Other, net                                               473     (468)
- -------------------------------------------------------------------------
Net cash provided by operating activities               27,114   13,870
- -------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment             (21,715) (15,772)
Proceeds from disposal of property, plant and equipment    399      728
Other, net                                                 762      739
- -------------------------------------------------------------------------
Net cash used by investing activities                  (20,554) (14,305)
- -------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                            -      467
Reductions of debt                                      (3,530)    (830)
Payments (to) from - Minerals Group                     (5,049)  (2,002)
Proceeds from exercise of stock options                    295      692
Dividends paid                                            (945)    (846)
Cost of Brink's Stock Proposal                            (919)       -
- -------------------------------------------------------------------------
Net cash used by financing activities                  (10,148)  (2,519)
- -------------------------------------------------------------------------
Net decrease in cash and cash equivalents               (3,588)  (2,954)
Cash and cash equivalents at beginning of period        21,977   20,226
- -------------------------------------------------------------------------
Cash and cash equivalents at end of period        $     18,389   17,272
=========================================================================

See accompanying notes to financial statements.

                      PITTSTON BRINK'S GROUP
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)
             (In thousands, except per share amounts)



(1) The financial statements of the Pittston Brink's Group (the "Brink's Group") include the balance sheets, results of operations and cash flows of the Brink's, Incorporated ("Brink's") and Brink's Home Security, Inc. ("BHS") operations of The Pittston Company (the "Company"), and a portion of the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The Brink's Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate allocations reflected in these financial statements are determined based upon methods which management believes to be a reasonable and equitable allocation of such expenses and credits.

     The Company provides holders of Pittston Brink's Group Common Stock ("Brink's Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the Brink's Group in addition to consolidated financial information of the Company. Holders of Brink's Stock are shareholders of the Company, which is responsible for all its liabilities. Therefore, financial developments affecting the Pittston Burlington Group (the "Burlington Group"), Pittston Minerals Group (the "Minerals Group") or the Brink's Group that affect the Company's financial condition could affect the results of operations and financial condition of all three Groups. Accordingly, the Company's consolidated financial statements must be read in connection with the Brink's Group's financial statements.

(2) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Brink's Group and the BHS segment for the first three months of 1996 and 1995 by $1,047 and $1,124, respectively. The effect of this change increased net income per common share of the Brink's Group for the first three months of 1996 and 1995 by $.02.

(3) The amounts of depreciation and amortization of property, plant and equipment in the first quarter 1996 and 1995 totaled $12,276 and $9,920, respectively.

(4) Cash payments made for interest and income taxes (net of refunds received) were as follows:

                                                   First Quarter
                                               1996         1995
       -----------------------------------------------------------
         Interest                      $        509          466
       ===========================================================
         Income taxes                  $      3,474        4,401
       ===========================================================


     During the three month period ended March 31, 1996, capital lease obligations of $157 were incurred for leases of property, plant and equipment. There were no capital lease obligations incurred for the three month period ended March 31, 1995.

(5) As of January 1, 1996, the Brink's Group implemented a new accounting standard, Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires companies to review long-lived assets and certain identifiable intangibles to be held and used by an entity for impairment whenever circumstances indicate that the carrying amount for an asset may not be recoverable. SFAS No. 121 requires companies to utilize a two-step approach to determining whether impairment of such assets has occurred and, if so, the amount of such impairment. The adoption of SFAS No. 121 had no impact on the Brink's Group's financial statements as of January 1, 1996.

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

                           PITTSTON BRINK'S GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                           AND FINANCIAL CONDITION



The financial statements of the Pittston Brink's Group (the "Brink's Group") include the balance sheets, results of operations and cash flows of Brink's, Incorporated ("Brink's") and Brink's Home Security, Inc. ("BHS"), and a portion of The Pittston Company's (the "Company") corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The Brink's Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate allocations reflected in these financial statements are determined based upon methods which management believes to be an equitable allocation of such expenses and credits. The accounting policies applicable to the preparation of the Brink's Group's financial statements may be modified or rescinded at the sole discretion of the Company's Board of Directors (the "Board") without the approval of the shareholders, although there is no intention to do so.

The Company provides holders of Pittston Brink's Group Common Stock ("Brink's Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the Brink's Group in addition to consolidated financial information of the Company. Holders of Brink's Stock are shareholders of the Company, which continues to be responsible for all its liabilities. Therefore, financial developments affecting the Pittston Minerals Group (the "Minerals Group"), the Pittston Burlington Group (the "Burlington Group") or the Brink's Group that affect the Company's financial condition could affect the results of operations and financial condition of any of the Groups. Accordingly, the Company's consolidated financial statements must be read in connection with the Brink's Group's financial statements.

The following discussion is a summary of the key factors management considers necessary in reviewing the Brink's Group's results of operations, liquidity and capital resources. This discussion should be read in conjunction with the financial statements and related notes of the Company.


                             SEGMENT INFORMATION
                                (In thousands)
                                                 Quarter Ended March 31
                                                1996               1995
=========================================================================
Revenues:
Brink's                                    $ 175,854            149,091
BHS                                           36,706             30,309
- -------------------------------------------------------------------------
Revenues                                   $ 212,560            179,400
=========================================================================

Operating profit:
Brink's                                    $   9,378              7,383
BHS                                           11,102              8,905
- -------------------------------------------------------------------------
Segment operating profit                      20,480             16,288
General corporate expense                     (1,555)            (1,127)
- -------------------------------------------------------------------------
Operating profit                           $  18,925             15,161
=========================================================================


RESULTS OF OPERATIONS

Net income totaled $11.8 million in the first quarter of 1996 compared with $9.5 million in the first quarter of 1995. Operating profit for the 1996 first quarter increased to $18.9 million from $15.2 million in the first quarter of 1994. The increase in net income and operating profit for the 1996 first quarter compared with the same period of 1995 was largely attributable to improved operating earnings for Brink's and BHS businesses. Revenues for the 1996 first quarter increased $33.2 million or 18% compared with the 1995 first quarter, of which $26.8 million was from Brink's and $6.4 million was from BHS. Operating expenses and selling general and administrative expenses for the 1996 first quarter increased $28.4 million or 17% compared with the same period last year, of which $23.8 million was from Brink's and $4.2 million was from BHS. Other operating expense of $0.5 million amounted to a $1.0 million decline from $.05 million of such income recorded in the first quarter of 1995.

Brink's
- -------
The following is a table of selected financial data for Brink's on a comparative basis:

                                               Quarter Ended March 31
(In thousands)                                 1996              1995
- -----------------------------------------------------------------------
Revenues:
  North America (United States
   and Canada)                            $  98,180             88,430
  International subsidiaries                 77,674             60,661
- -----------------------------------------------------------------------
Total revenues                            $ 175,854            149,091

Operating expenses                          143,508            123,210
Selling, general and administrative          22,474             18,983
- -----------------------------------------------------------------------
Total costs and expenses                    165,982            142,193
- -----------------------------------------------------------------------
Other operating income                         (494)               485
- -----------------------------------------------------------------------
Operating profit:
  North America (United States and Canada) $  5,930              5,516
  International operations                    3,448              1,867
- -----------------------------------------------------------------------
Total operating profit                     $  9,378              7,383
=======================================================================

Depreciation and amortization              $  6,029              5,156
=======================================================================

Cash capital expenditures                  $  6,806              5,791
=======================================================================


Brink's consolidated revenues totaled $175.9 million in the first quarter of 1996 compared with $149.1 million in the first three months of 1995. Brink's operating profit of $9.4 million in the first quarter of 1996 represented a $2.0 million or 27% increase over the $7.4 million operating profit reported in the prior year quarter. The revenue increase of $26.7 million, or 18%, in the 1996 first quarter was offset in part by an increase in operating expenses and selling, general and administrative expenses of $23.8 million and a decrease in other operating income of $1.0 million.

Revenues from North American operations (United States and Canada) increased $9.8 million, or 11%, to $98.2 million in the 1996 first quarter from $88.4 million in the prior year quarter. North American operating profit increased $0.4 million, or 8%, to $5.9 million in the current year quarter from $5.5 million in the first quarter of 1995. The operating profit improvement primarily resulted from improved armored car operations, which includes ATM servicing.

Revenues from international subsidiaries increased $17.0 million to $77.7 million in the 1996 first quarter from $60.7 million in the 1995 period. Approximately one-half of the increase in international revenues was due to the consolidation of the results of Brink's Colombia, in which Brink's increased its ownership from 47% to 51% during the third quarter of 1995. Operating profits from international subsidiaries and minority-owned affiliates amounted to $3.4 million in the current year quarter compared to $1.9 million in the prior year first quarter. The earnings increase reflects higher operating profits in Latin America which more than offset lower results in Europe, primarily in France and Holland. Latin America's increase in operating profits reflects a $0.9 million benefit from the consolidation of Colombia's operating profits. Brazil (100% owned) achieved improved results due to strong volume growth and effective controls over operating and administrative costs, as operating profits amounted to $1.4 million compared to $0.9 million in the prior year quarter. The $0.3 million in net income generated by Brink's Mexican affiliate (20% owned) was a significant improvement over the $0.4 million loss recorded in the first quarter of 1995, as the benefits of workforce reductions, cost controls and operational improvements continue to be realized.

BHS
- ---
The following is a table of selected financial data for BHS on a comparative basis:

                                                Quarter Ended March 31
(Dollars in thousands)                        1996                1995
=======================================================================
Revenues                                $   36,706              30,309

Operating expenses                          19,058              16,314
Selling, general and administrative          6,546               5,090
- -----------------------------------------------------------------------
Total costs and expenses                    25,604              21,404
- -----------------------------------------------------------------------

Operating profit                        $   11,102               8,905
=======================================================================

Depreciation and amortization           $    6,533               5,089
=======================================================================

Cash capital expenditures               $   14,898               9,927
=======================================================================

Annualized service revenues (a)         $  110,191              91,034
=======================================================================
Number of subscribers:
  Beginning of  period                     378,659             318,029
  Installations                             24,256              19,072
  Disconnects                               (7,239)             (4,667)
- -----------------------------------------------------------------------
End of period                              395,676             332,434
=======================================================================

(a) Annualized service revenue is calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for monitoring, maintenance and related services.


Revenues for BHS increased by $6.4 million (21%) to $36.7 million in the first quarter of 1996 from $30.3 million in the 1995 period. The increase in revenues was predominantly from higher ongoing monitoring and service revenues, caused by the 19% growth in the subscriber base. As a result of such growth, annualized service revenues in force at the end of the first quarter of 1996 grew 21% over the amount in effect at the end of the first quarter of 1995. The total amount of installation revenue also grew by 21% over the amount recorded in the 1995 period, as revenue from the increased volume of installations was partially offset by a reduction in revenue per installation. Revenue per installation decreased due to the competitive environment in the marketplace.

Operating profit of $11.1 million in the first quarter of 1996 represented an increase of $2.2 million (25%) compared to the $8.9 million earned in the 1995 period. The increase in operating profits largely stemmed from a 19% growth in the average subscriber base and higher average monitoring and services revenues, partially offset by higher depreciation and increased account servicing and administrative expenses, which are a consequence of the larger subscriber base.

The favorable change in operating profit also reflects a $0.7 million reduction in the amount of installation and marketing costs incurred and expensed during the first quarter of 1996 compared to the prior year quarter. Operating profit as a percentage of revenue increased to 30.2% in the 1996 quarter from 29.4% in the prior year period.

The subscriber base on March 31, 1996, totaled 395,676 customers, 19% higher than the balance at the end of the first quarter of 1995. Annualized service revenues amounted to $110.2 million in March 1996, 21% higher than in the comparable period in 1995. The favorable change reflects the increased subscriber base as well as higher average monthly revenues, principally generated by customer service contracts.

Foreign Operations
- ------------------
A portion of the Brink's Group's financial results is derived from activities in several foreign countries, each with a local currency other than the U.S. dollar. Because the financial results of the Brink's Group are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The Brink's Group's international activity is not concentrated in any single currency, which limits the risks of foreign rate fluctuations. In addition, foreign currency rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The Brink's Group routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Company, on behalf of the Brink's Group, uses foreign exchange forward contracts to hedge the risks associated with certain transactions denominated in currencies other than the functional currency. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. In addition, cumulative translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. Subsidiaries in Brazil operate in such highly inflationary economies.

Additionally, the Brink's Group is subject to other risks customarily associated with doing business in foreign countries, including economic conditions, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Brink's Group cannot be predicted.

Corporate Expenses
- ------------------
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Brink's Group based on utilization and other methods and criteria which management believes to be a reasonable and equitable estimate of the costs attributable to the Services Group. These allocations were $1.6 million and $1.1 million for the first quarter of 1996 and 1995, respectively.

Other Operating Income
- ----------------------
Other operating income decreased $1.0 million to an expense of $0.5 million in the 1996 first quarter from income of $0.5 million in the 1995 first quarter. Other operating income consists primarily of equity earnings of foreign affiliates. These earnings, which are primarily attributable to equity affiliates of Brink's, amounted to an expense of $0.6 million and income of $0.5 million for the first quarter of 1996 and 1995, respectively. Results in 1995 included $0.6 million in equity income from Colombia, which became a consolidated subsidiary subsequent to Brink's acquisition of an majority interest in the company.

Other Income (Expense), Net
- ---------------------------
Other net expense for the first quarter of 1996 increased by $0.7 million to a net expense of $1.0 million from $0.4 million in the first quarter of 1995. The higher level of other expense primarily reflects increased charges for minority interest, mainly as a result of the consolidation of Brink's Colombia.


FINANCIAL CONDITION

A portion of the Company's corporate assets and liabilities has been attributed to the Brink's Group based upon utilization of the shared services from which assets and liabilities are generated, which management believes to be equitable and a reasonable estimate.

Cash Provided by Operating Activities
- -------------------------------------
Cash flow from operating activities amounted to $27.1 million in the 1996 first quarter, representing a $13.2 million favorable change from the prior year period. The increase in cash flow reflects higher net income and noncash charges as well as reduction in funding requirements for net operating assets.

Capital Expenditures
- --------------------
Cash capital expenditures for the first quarter of 1996 totaled $21.7 million, excluding equipment expenditures that have been or are expected to be financed through capital and operating leases, and any acquisition expenditures. The comparable amount in the 1995 period was $15.8 million. In 1996, $14.9 million was spent by BHS and $6.8 million was made by Brink's. Expenditures incurred by BHS in the 1996 first quarter were primarily for customer installations, representing the expansion in the subscriber base. For the remainder of 1996, capital expenditures excluding expenditures that have been or are expected to be financed through capital and operating leases are estimated to approximate $85 million. Increased expenditures in 1996 are expected at BHS resulting from continued expansion of the subscriber base, and at Brink's in support of the CompuSafe business.

Financing
- ---------
The Brink's Group intends to fund its capital expenditure requirements during the remainder of 1996 primarily with anticipated cash flows from operating activities and through operating and capital leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or short-term borrowing arrangements or borrowings from the Minerals Group. The Company has a $350 million revolving credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100 million five-year term loan, which matures in May 2000. The Facility also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250 million until May 2000. Of the total amount outstanding under the Facility at March 31, 1996, none was attributed to the Brink's Group.

Debt
- ----
Outstanding debt at quarter end totaled $11.4 million, $3.3 million lower than the $14.8 million reported at December 31, 1995. Cash flow from operating activities and a reduction in cash balances were more than sufficient to fund investing activities, payments to the Minerals Group, dividend payments and the cost of the Brink's Stock proposal, enabling the Brink's Group to reduce debt. None of the $100 million term loan outstanding was attributed to the Brink's Group.

Related Party Transactions
- --------------------------
At March 31, 1996, the Minerals Group owed the Brink's Group $23.0 million, an increase of $5.1 million from the $17.9 million owed at December 31, 1995. These intergroup receivables are interest bearing.

At March 31, 1996, the Brink's Group owed the Minerals Group $25.1 million for tax benefits, an increase of $3.3 million from the $21.8 million owed at December 31, 1995. Of the total amount of tax benefits owned the Minerals Group at March 31, 1996, $14.0 million is expected to be paid within one year.

Capitalization
- --------------
On January 18, 1996, the shareholders of the Company approved the Brink's Stock Proposal, resulting in the modification of the capital structure of the Company to include an additional class of common stock. The outstanding shares of Pittston Services Group Common Stock ("Services Stock") were redesignated as Pittston Brink's Stock on a share-for-share basis, and a new class of common stock, designated as Pittston Burlington Group Common Stock ("Burlington Stock"), was distributed on the basis of one-half share of Burlington Stock for each share of Services Stock previously held by shareholders of record on January 19, 1996. The Brink's Group consists of the Brink's and BHS operations of the Company. The Burlington Group consists of the Burlington operations of the Company. The Minerals Group consists of the Coal and Mineral Ventures operations of the Company. The approval of the Brink's Stock Proposal did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. The Company prepares separate financial statements for the Minerals, Brink's and Burlington Groups in addition to consolidated financial information of the Company.

Brink's Stock, Burlington Stock and Pittston Minerals Group Common Stock ("Minerals Stock") were designed to provide shareholders with separate securities reflecting the performance of the Brink's Group, Burlington Group and Minerals Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting any of the Groups.

The redesignation of the Company's Services Stock as Brink's Stock and the distribution of Burlington Stock as a result of the approval of the Brink's Stock Proposal and the distribution of Minerals Stock in July 1993 did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. Holders of all three classes of stock are shareholders of the Company, which continues to be responsible for all its liabilities. Therefore, financial developments affecting the Brink's Group, the Burlington Group or the Minerals Group that affect the Company's financial condition could affect the results of operations and financial condition of all three Groups. The changes in the capital structure of the Company had no effect on the Company's total capital, except as to expenses incurred in the execution of the Brink's Stock Proposal. Since the approval of the Brink's Stock Proposal, capitalization of the Company has been affected by the share activity related to each of the classes of common stock.

In November 1995, the Board authorized, subject to shareholder approval of the Brink's Stock Proposal, a revised share repurchase program which allows for the purchase, from time to time, of up to 1,500,000 shares of Brink's Stock, 1,500,000 shares of Burlington Stock and 1,000,000 shares of Minerals Stock, not to exceed an aggregate purchase price of $45.0 million. As of March 31, 1996, no shares of Brink's Stock were repurchased under the program.

In 1994, the Board authorized the repurchase from time to time of up to $15 million of the Company's cumulative convertible preferred stock. In November 1995, the Board authorized an increase in the remaining authority to $15 million. No share repurchases have been made subsequent to the increased authorization.

Dividends
- ---------
The Board intends to declare and pay dividends on Brink's Stock based on earnings, financial condition, cash flow and business requirements of the Brink's Group. Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its public debt and bank credit agreements, financial developments of the Minerals Group or the Burlington Group could affect the Company's ability to pay dividends in respect of stock relating to the Brink's Group.

During the first quarter of 1996, the Board declared and the Company paid cash dividends of 2.5 cents per share of Brink's Stock. During the first quarter of 1995, the Board declared and the Company paid cash dividends of 5 cents per share of Services Stock of which 2.3 cents per share was attributed to Brink's Stock.

The Company pays an annual cumulative dividend on its Series C Cumulative Convertible Preferred Stock of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefor, when, and if declared by the Board of Directors of the Company. Such stock also bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon. In the first quarters of 1996 and 1995, dividends paid on the cumulative convertible preferred stock were $1.1 million and $1.2 million, respectively.


                     PITTSTON BURLINGTON GROUP
                          BALANCE SHEETS
                          (In thousands)

                                             March 31,    December 31,
                                                 1996             1995
========================================================================
ASSETS                                               (Unaudited)
Current assets:
Cash and cash equivalents                  $   16,610            25,847
Accounts receivable (net of estimated
 amount uncollectible:
 1996 - $10,386; 1995 - $10,373)              213,624           219,681
Receivable - Pittston Minerals Group           19,087             5,910
Inventories, at lower of cost or market         2,081             1,684
Prepaid expenses                               14,840            13,603
Deferred income taxes                          10,225            11,512
- ------------------------------------------------------------------------
Total current assets                          276,467           278,237

Property, plant and equipment, at cost (net
 of accumulated depreciation and amortization:
  1996 - $59,587; 1995 - $56,269)              69,973            72,171
Intangibles, net of amortization              179,172           180,739
Deferred pension assets                        10,296            10,427
Deferred income taxes                          14,567            12,875
Other assets                                   15,432            17,628
- ------------------------------------------------------------------------
Total assets                               $  565,907           572,077
========================================================================


LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term borrowings                      $   26,114            32,181
Current maturities of long-term debt            2,774             1,964
Accounts payable                              148,379           157,770
Accrued liabilities                            62,166            62,311
- ------------------------------------------------------------------------
Total current liabilities                     239,433           254,226

Long-term debt, less current maturities        28,840            26,697
Postretirement benefits other than pensions     2,846             2,713
Deferred income taxes                           2,221             1,996
Payable - Pittston Minerals Group              11,888             8,029
Other liabilities                               7,092             6,563
Shareholder's equity                          273,587           271,853
- ------------------------------------------------------------------------
Total liabilities and shareholder's equity $  565,907           572,077
========================================================================

See accompanying notes to financial statements.


                     PITTSTON BURLINGTON GROUP
                     STATEMENTS OF OPERATIONS
             (In thousands, except per share amounts)
                           (Unaudited)

                                                Quarter Ended March 31
                                               1996               1995
=======================================================================
Operating revenues                        $ 351,950            323,944

Operating expenses                          314,355            289,592
Selling, general and administrative expenses 30,687             27,944
- -----------------------------------------------------------------------
Total costs and expenses                    345,042            317,536
- -----------------------------------------------------------------------

Other operating income                          223                524
- -----------------------------------------------------------------------
Operating profit                              7,131              6,932

Interest income                                 892                987
Interest expense                             (1,052)            (1,050)
Other income (expense), net                  (1,007)              (178)
- -----------------------------------------------------------------------
Income before income taxes                    5,964              6,691
Provision for income taxes                    2,203              2,642
- -----------------------------------------------------------------------
Net income                               $    3,761              4,049
=======================================================================

Per common share:
Net income                               $      .20                .21
=======================================================================
Cash dividends                           $      .06               .054
=======================================================================
Average shares outstanding                   19,040             18,966
=======================================================================

See accompanying notes to financial statements.


                     PITTSTON BURLINGTON GROUP
                     STATEMENTS OF CASH FLOWS
                          (In thousands)
                           (Unaudited)
                                                      Quarter Ended March 31
                                                           1996         1995
=============================================================================
Cash flows from operating activities:
Net income                                            $   3,761        4,049
Adjustments to reconcile net income to net cash provided
  by operating activities:
 Depreciation and amortization                            5,437        4,824
 Provision for aircraft heavy maintenance                 7,718        6,666
 Provision (credit) for deferred income taxes              (356)          (8)
 Provision for pensions, noncurrent                          29           40
 Provision for uncollectible accounts receivable            592          431
 Equity in earnings of unconsolidated affiliates,
  net of dividends received                                 (67)         (15)
 Other operating, net                                       318          104
 Change in operating assets and liabilities net of
  effects of acquisitions:
 Decrease (increase) in accounts receivable               5,464       (8,735)
 Decrease (increase) in inventories                        (397)         164
 Decrease (increase) in prepaid expenses                 (1,165)      (2,335)
 Increase (decrease) in accounts payable and
  accrued liabilities                                    (9,118)         624
 Decrease (increase) in other assets                        261         (810)
 Increase (decrease) in other liabilities                   683          152
 Other, net                                                (478)           -
- ------------------------------------------------------------------------------
Net cash provided by operating activities                12,682        5,151
- ------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment               (4,782)      (7,369)
Proceeds from disposal of property, plant and equipment   3,155          786
Aircraft heavy maintenance                               (4,131)      (4,328)
Acquisitions, net of cash acquired, and
 related contingent payments                                  -       (1,688)
Other, net                                                1,903        1,386
- ------------------------------------------------------------------------------
Net cash used by investing activities                    (3,855)     (11,213)
- ------------------------------------------------------------------------------

Cash flows from financing activities:
Additions to debt                                         2,981        3,555
Reductions of debt                                       (6,131)        (485)
Payments from (to) - Minerals Group                     (13,177)        (106)
Proceeds from exercise of stock options                     309          341
Dividends paid                                           (1,127)      (1,039)
Cost of Brink's Stock Proposal                             (919)           -
- ------------------------------------------------------------------------------
Net cash provided (used) by financing activities        (18,064)       2,266
- ------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                (9,237)      (3,796)
Cash and cash equivalents at beginning of period         25,847       18,384
- -----------------------------------------------------------------------------
Cash and cash equivalents at end of period            $  16,610       14,588
=============================================================================

See accompanying notes to financial statements.

                     PITTSTON BURLINGTON GROUP
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)
             (In thousands, except per share amounts)



(1) The financial statements of the Pittston Burlington Group (the "Burlington Group") include the balance sheets, results of operations and cash flows of the Burlington Air Express Inc. ("Burlington") operations of The Pittston Company (the "Company"), and a portion of the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The Burlington Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate allocations reflected in these financial statements are determined based upon methods which management believes to be a reasonable and equitable allocation of such expenses and credits.

     The Company provides holders of Pittston Burlington Group Common Stock ("Burlington Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the Burlington Group in addition to consolidated financial information of the Company. Holders of Burlington Stock are shareholders of the Company, which is responsible for all its liabilities. Therefore, financial developments affecting the Pittston Minerals Group (the "Minerals Group"), the Pittston Brink's Group (the "Brink's Group") or the Burlington Group that affect the Company's financial condition could affect the results of operations and financial condition of all three Groups. Accordingly, the Company's consolidated financial statements must be read in connection with the Burlington Group's financial statements.

(2) The amounts of depreciation and amortization of property, plant and equipment in the first quarter 1996 and 1995 totaled $3,830 and $3,194, respectively.

(3) Cash payments made for interest and income taxes (net of refunds received) were as follows:

                                                   First Quarter
                                               1996         1995
         ------------------------------------------------------------
            Interest                     $    1,728        1,227
         ============================================================
            Income taxes                 $    1,525        4,715
         ============================================================


     During the three month periods ended March 31, 1996 and 1995, capital lease obligations of $135 and $2,564, respectively, were incurred for leases of property, plant and equipment.

(4) As of January 1, 1996, the Burlington Group implemented a new accounting standard, Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires companies to review long-lived assets and certain identifiable intangibles to be held and used by an entity for impairment whenever circumstances indicate that the carrying amount for an asset may not be recoverable. SFAS No. 121 requires companies to utilize a two-step approach to determining whether impairment of such assets has occurred and, if so, the amount of such impairment. The adoption of SFAS No. 121 had no impact on the Burlington Group's financial statements as of January 1, 1996.

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

                          PITTSTON BURLINGTON GROUP
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                           AND FINANCIAL CONDITION

The financial statements of the Pittston Burlington Group (the "Burlington Group") include the balance sheets, results of operations and cash flows of Burlington Air Express Inc. ("Burlington") and a portion of The Pittston Company's (the "Company") corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The Burlington Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate allocations reflected in these financial statements are determined based upon methods which management believes to be an equitable allocation of such expenses and credits. The accounting policies applicable to the preparation of the Burlington Group's financial statements may be modified or rescinded at the sole discretion of the Company's Board of Directors (the "Board") without the approval of the shareholders, although there is no intention to do so.

The Company provides holders of Pittston Burlington Group Common Stock ("Burlington Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the Burlington Group in addition to consolidated financial information of the Company. Holders of Burlington Stock are shareholders of the Company, which continues to be responsible for all its liabilities. Therefore, financial developments affecting the Pittston Minerals Group (the "Minerals Group"), the Pittston Brink's Group (the "Brink's Group") or the Burlington Group that affect the Company's financial condition could affect the results of operations and financial condition of each Groups. Accordingly, the Company's consolidated financial statements must be read in connection with the Burlington Group's financial statements.

The following discussion is a summary of the key factors management considers necessary in reviewing the Burlington Group's results of operations, liquidity and capital resources. This discussion should be read in conjunction with the financial statements and related notes of the Company.

                             SEGMENT INFORMATION
                                (In thousands)

                                                 Quarter Ended March 31
                                              1996                 1995
=========================================================================
Revenues:
Burlington                               $ 351,950              323,944

Operating profit:
Burlington                               $   8,686                8,058
General corporate expense                   (1,555)              (1,126)
- -------------------------------------------------------------------------
Operating profit                         $   7,131                6,932
=========================================================================


RESULTS OF OPERATIONS

In the first quarter of 1996, the Burlington Group reported net income of $3.8 million, or $.20 per share, compared with $4.0 million, or $.21 per share, in the first quarter of 1995. Operating profit totaled $7.1 million in the 1996 first quarter compared with $6.9 million in the prior year first quarter. Revenues increased $28.0 million or 9%, compared with the 1995 first quarter. Operating expenses and selling, general and administrative expenses for the 1996 period increased $27.5 million, or 9%, compared with the same period last year.

Burlington
- ----------
The following is a table of selected financial data for Burlington on a comparative basis:


(Dollars in thousands - except per            Quarter Ended March 31
pound/shipment amounts)                            1996         1995
- ------------------------------------------------------------------------
Revenues:
Airfreight
 Domestic U.S.                              $  128,780        129,197
 International                                 166,342        157,496
- ------------------------------------------------------------------------
Total airfreight                               295,122        286,693
Other (a)                                       56,828         37,251
- ------------------------------------------------------------------------
Total revenues                                 351,950        323,944

Operating expense                              314,355        289,592
Selling, general and administrative             29,132         26,818
- ------------------------------------------------------------------------
Total costs and expenses                       343,487        316,410
- ------------------------------------------------------------------------
Other operating income                             223            524
- ------------------------------------------------------------------------
Operating profit:
 Domestic U.S.                                   3,708          4,687
 International                                   4,978          3,371
- ------------------------------------------------------------------------
Operating profit                              $  8,686          8,058
========================================================================

Depreciation and amortization                 $  5,400          4,795
========================================================================
Cash capital expenditures                     $  4,771          7,315
========================================================================
Airfreight shipment growth rate (b):              6.0%           6.4%
Airfreight weight growth rate (b):
 Domestic U.S.                                    2.9%           6.0%
 International                                   11.4%          28.8%
 Worldwide                                        7.2%          16.6%
Worldwide airfreight weight (million pounds)     344.7          321.4
========================================================================
Worldwide airfreight shipments (thousands)       1,298          1,224
========================================================================
Worldwide average airfreight:
 Yield (revenue per pound)                    $   .856           .892
 Revenue per shipment                         $    227            234
 Weight per shipment (pounds)                      266            263
========================================================================

(a) Primarily international ocean freight and import services.
(b) Compared to the same period in the prior year.


Burlington's first quarter operating profit amounted to $8.7 million, an increase of $0.6 million (8%) from the level reported in the first quarter of 1995. Worldwide revenues increased by 9% to $352.0 million from $323.9 million in the 1995 period. The $28.0 million growth in revenues principally reflects a 7% increase in worldwide airfreight pounds shipped, reaching 344.7 million pounds in the first quarter of 1996, and higher non-airfreight revenues, partially offset by a 4% decline in the world-wide average yield. Worldwide expenses amounted to $343.5 million, $27.1 million (9%) higher than in the first quarter of 1995. The increase largely reflects higher international transportation costs, consistent with higher volumes.

Domestic airfreight revenues of $128.8 million were essentially unchanged from the prior year level. Domestic operating profit declined to $3.7 million in the first quarter of 1996 compared to $4.7 million in the prior year period. The decline in operating profit reflected a 3% decrease in the average yield, partially offset by higher volume, lower average transportation costs and lower station costs. The decline in the average yield was due to lower average pricing for Burlington's overnight and second-day service levels as well as a reduction in the proportion of overnight freight in the sales mix. However, the first quarter 1996 average yield was essentially equal to the level of the fourth quarter of 1995. Burlington achieved lower operating costs compared to the prior year quarter, despite the adverse impact of the severe winter weather, as a result of its ability to adjust its fleet, station and labor cost structure to its changing volume requirements.

International airfreight revenues of $166.3 million in the first quarter represented an $8.8 million (6%) increase over the $157.5 million reported in the comparable period in 1995. Revenues from other activities, primarily international, which include import transactions such as customs clearance and import related services, as well as ocean freight services, increased 53% or $19.6 million to $56.8 million. The growth in revenues from other activities was mainly due to an increase in international shipment volume and the continued expansion of ocean freight services. International operating profit amounted to $5.0 million in the first quarter of 1996, 48% higher than the 1995 level, principally due to an 11% favorable change in export airfreight weight shipped, and increased margin from import services and ocean freight, partially offset by 5% lower average yields and higher transportation costs. The increase in export volume is mainly attributed to the growth in the worldwide flow of international airfreight and the expansion of company-owned operations.

Foreign Operations
- ------------------
A portion of the Burlington Group's financial results is derived from activities in several foreign countries, each with a local currency other than the U.S. dollar. Since the financial results of the Burlington Group are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The Burlington Group's international activity is not concentrated in any single currency, which limits the risks of foreign rate fluctuations. In addition, foreign currency rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The Burlington Group routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Burlington Group uses foreign exchange forward contracts to hedge the risks associated with certain transactions denominated in currencies other than the functional currency. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. In addition, cumulative translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. A subsidiary in Brazil operates in such a highly inflationary economy.

Additionally, the Burlington Group is subject to other risks customarily associated with doing business in foreign countries, including economic conditions, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Burlington Group cannot be predicted.

Corporate Expenses
- ------------------
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Burlington Group based on utilization and other methods and criteria which management believes to be a reasonable and equitable estimate of the costs attributable to the Burlington Group. These allocations were $1.6 million in the first quarter of 1996 and $1.1 million in the first quarter of 1995.

Other Income (Expense), Net
- ---------------------------
Other net expense for the first three months of 1996 increased $0.8 million to a net expense of $1.0 million from a net expense of $0.2 million in the first three months of 1995. The increase largely reflects a loss recorded with regard to the termination of an overseas sublease agreement.


FINANCIAL CONDITION

A portion of the Company's corporate assets and liabilities has been attributed to the Burlington Group based upon utilization of the shared services from which assets and liabilities are generated, which management believes to be equitable and a reasonable estimate.

Cash Provided by Operations
- ---------------------------
Cash provided by operating activities during the first quarter of 1996 totaled $12.7 million compared with $5.2 million in the first three months of 1995. The increase in cash generated occurred principally as a result of higher noncash charges and a reduction in funding requirements for the operating assets.

Capital Expenditures
- --------------------
Cash capital expenditures for the first three months of 1996 totaled $4.8 million. For the full year 1996, capital expenditures are projected to approximate $30 million. The foregoing amounts exclude equipment expenditures that have been or are expected to be financed through capital and operating leases, and any acquisition expenditures. These expenditures will be primarily for maintenance and replacement, when necessary, of current business operations, including information systems and, to a lesser extent, for business expansion.

Other Investing Activities
- --------------------------
In the first quarter of 1996, other investing activities provided $0.9 million of cash compared to cash requirements of $3.8 million in the 1995 period. Aircraft heavy maintenance outlays were $4.1 million and $4.3 million in the first quarters of 1996 and 1995, respectively. Cash proceeds from the disposal of assets increased by $2.4 million compared to the prior year quarter.

Financing
- ---------
The Burlington Group intends to fund its capital expenditure requirements during the remainder of 1996 with anticipated cash flows from operating activities and through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or other borrowing arrangements. The Company has a $350 million revolving credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100 million term loan, which matures in May 2000. The Facility also permits additional borrowings, repayments, and reborrowings of up to an aggregate of $250 million until May 2000. Of the total outstanding under the Facility at March 31, 1996, none was attributed to the Burlington Group.

Debt
- ----
Outstanding debt totaled $57.7 million at March 31, 1996, a decrease of $3.1 million from the $60.8 million reported at December 31, 1995. Cash flow from operating activities and a reduction in cash balances were more than sufficient to fund payments to the Minerals Group, net investing activities, dividend payments and the cost of the Brink's Stock proposal, resulting in a reduction in the Burlington Group's debt. None of the $100 million term loan outstanding was attributed to the Burlington Group.

Related Party Transactions
- --------------------------
At March 31, 1996, the Minerals Group owed the Burlington Group $33.1 million, an increase of $13.2 million from the $19.9 million owed at December 31, 1995. The intergroup receivables are interest bearing.

At March 31, 1996, the Burlington Group owed the Minerals Group $25.8 million for tax benefits, an increase of $3.8 million from the $22.0 million owed at December 31, 1995. Of the total amount of tax benefits owed the Minerals Group at March 31, 1996, $14.0 million is expected to be paid within one year.

Capitalization
- --------------
On January 18, 1996, the shareholders of the Company approved the Brink's Stock Proposal, resulting in the modification of the capital structure of the Company to include an additional class of common stock. The outstanding shares of Pittston Services Group Common Stock ("Services Stock") were redesignated as Pittston Brink's Group Common Stock ("Brink's Stock") on a share-for-share basis, and a new class of common stock, designated as Burlington Stock, was distributed on the basis of one-half share of Burlington Stock for each share of Services Stock previously held by shareholders of record on January 19, 1996. The Brink's Group consists of the Brink's and BHS operations of the Company. The Burlington Group consists of the Burlington operations of the Company. The Minerals Group consists of the Coal and Mineral Ventures operations of the Company. The approval of the Brink's Stock Proposal did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. The Company prepares separate financial statements for the Minerals, Brink's and Burlington Groups in addition to consolidated financial information of the Company.

Brink's Stock, Burlington Stock and the Pittston Minerals Group Common Stock ("Minerals Stock") were designed to provide shareholders with separate securities reflecting the performance of the Brink's Group, Burlington Group and Minerals Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting any of the Groups.

The redesignation of the Company's Services Stock as Brink's Stock and the distribution of Burlington Stock as a result of the approval of the Brink's Stock Proposal and the distribution of Minerals Stock in July 1993 did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. Holders of all three classes of stock are shareholders of the Company, which continues to be responsible for all its liabilities. Therefore, financial developments affecting the Brink's Group, the Burlington Group or the Minerals Group that affect the Company's financial condition could affect the results of operations and financial condition of all three Groups. The changes in the capital structure of the Company had no effect on the Company's total capital, except as to expenses incurred in the execution of the Brink's Stock Proposal. Since the approval of the Brink's Stock Proposal, capitalization of the Company has been affected by the share activity related to each of the classes of common stock.

In November 1995, the Board authorized, subject to shareholder approval of the Brink's Stock Proposal, a revised share repurchase program which allows for the purchase, from time to time, of up to 1,500,000 shares of Brink's Stock, 1,500,000 shares of Burlington Stock and 1,000,000 shares of Minerals stock, not to exceed an aggregate purchase price of $45.0 million. As of March 31, 1996, no shares of Burlington Stock were repurchased under the program.

In 1994, the Board authorized the repurchase from time to time of up to $15 million of the Company's cumulative convertible preferred stock. In November 1995, the Board authorized an increase in the remaining authority to $15 million. No share repurchases have been made subsequent to the increased authorization.

Dividends
- ---------
The Board intends to declare and pay dividends on Burlington Stock based on earnings, financial condition, cash flow and business requirements of the Burlington Group. Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its public debt and bank credit agreements, financial developments of the Minerals Group or the Brink's Group could affect the Company's ability to pay dividends in respect of stock relating to the Burlington Group.

During the first quarter of 1996 the Board declared and paid cash dividends of 6 cents per share of Burlington Stock. In the first quarter of 1995, the Board declared and the Company paid cash dividends of 5 cents per share of Services Stock of which 2.7 cents per share was attributed to the Burlington Stock, and is equivalent to 5.4 cents per share of Burlington Stock after taking into account the one-half share distribution of Burlington Stock for each Services Stock share.

In the first quarters of 1996 and 1995, dividends paid on the cumulative convertible preferred stock were $1.1 million and $1.2 million, respectively.

The Company pays an annual cumulative dividend on its Series C Cumulative Convertible Preferred Stock of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefor, when, and if declared by the Board of Directors of the Company. Such stock also bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon. In the first quarters of 1996 and 1995, dividends paid on the cumulative convertible preferred stock were $1.1 million and $1.2 million, respectively.

                       PITTSTON MINERALS GROUP
                          BALANCE SHEETS
                          (In thousands)

                                                     March 31,  December 31,
                                                          1996          1995
============================================================================
ASSETS                                             (Unaudited)
Current assets:
Cash and cash equivalents                          $    3,630          4,999
Short-term investments, at lower of cost or market        785         26,046
Accounts receivable (net of estimated amount
 uncollectible: 1996 - $1,238; 1995 - $1,946)         100,039         87,775
Inventories, at lower of cost or market:
 Coal                                                  43,411         37,329
 Other                                                  5,076          4,591
- ----------------------------------------------------------------------------
                                                       48,487         41,920
Prepaid expenses                                        6,256          7,573
Deferred income taxes                                  29,401         30,677
- ----------------------------------------------------------------------------
Total current assets                                  188,598        198,990

Property, plant and equipment, at cost (net of
 accumulated depreciation, depletion and
 amortization: 1996 - $159,467; 1995 - $166,653)      178,272        199,344
Deferred pension assets                                79,475         79,393
Deferred income taxes                                  77,052         80,699
Coal supply contracts                                  61,022         63,455
Intangibles, net of amortization                      113,359        117,551
Receivable - Pittston Brink's Group                    11,119          7,844
Receivable - Pittston Burlington Group                 11,888          8,029
Other assets                                           43,260         43,304
- ----------------------------------------------------------------------------
Total assets                               $          764,045        798,609
============================================================================


LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term bank borrowings                 $               23             24
Current maturities of long-term debt                      919          1,199
Accounts payable                                       70,298         70,214
Payable - Pittston Brink's Group                        8,994          3,945
Payable - Pittston Burlington Group                    19,087          5,910
Accrued liabilities                                   122,754        138,384
- ----------------------------------------------------------------------------
Total current liabilities                             222,075        219,676

Long-term debt, less current maturities               109,748        100,791
Postretirement benefits other than pensions           214,578        213,707
Workers' compensation and other claims                111,042        114,602
Reclamation                                            47,804         47,126
Other liabilities                                      65,425        111,386
Shareholder's equity                                   (6,627)        (8,679)
- ----------------------------------------------------------------------------
Total liabilities and shareholder's equity         $  764,045        798,609
============================================================================

See accompanying notes to financial statements.

                            PITTSTON MINERALS GROUP
                           STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                 (Unaudited)

                                                   Quarter Ended March 31
                                                   1996              1995
==========================================================================
Net sales                                     $ 170,252           195,740
- --------------------------------------------------------------------------
Cost and expenses:
Cost of sales                                   193,777           193,940
Restructuring and other charges, including
  litigation accrual                            (35,650)                -
Selling, general and administrative expenses     11,034             8,414
- --------------------------------------------------------------------------
Total costs and expenses                        169,161           202,354
- --------------------------------------------------------------------------

Other operating income                            3,086             7,123
- --------------------------------------------------------------------------

Operating profit                                  4,177               509
Interest income                                     125                40
Interest expense                                 (2,952)           (2,281)
Other income (expense), net                        (373)             (211)
- --------------------------------------------------------------------------
Income before income taxes                          977            (1,943)
Provision (credit) for income taxes              (2,043)           (2,413)
- --------------------------------------------------------------------------
Net income                                        3,020               470
Preferred stock dividends, net                   (1,065)              (83)
- --------------------------------------------------------------------------
Net income attributed to common shares       $    1,955               387
==========================================================================

Per common share:
Net income                                   $      .25               .05
==========================================================================

Cash dividends                               $    .1625             .1625
==========================================================================

Average shares outstanding                        7,822             7,727
==========================================================================

See accompanying notes to financial statements.

                      PITTSTON MINERALS GROUP
                     STATEMENTS OF CASH FLOWS
                          (In thousands)
                           (Unaudited)
                                                   Quarter Ended March 31
                                                       1996          1995
==========================================================================
Cash flows from operating activities:
Net income                                        $   3,020           470
Adjustments to reconcile net income (loss) to
 net cash provided (used) by operating activities:
 Noncash charges and other write-offs                24,259             -
 Depreciation, depletion and amortization             8,728        10,620
 Provision (credit) for deferred income taxes         5,094        (1,733)
 Credit for pensions, noncurrent                       (102)         (876)
 Provision for uncollectible accounts receivable          -            12
 Equity in (earnings) loss of unconsolidated
 affiliates, net of dividends received                 (145)          (48)
 Other operating, net                                  (367)       (2,875)
 Change in operating assets and liabilities net of
   effects of acquisitions and dispositions:
   Decrease (increase) in accounts receivable       (15,444)       10,461
   Decrease (increase) in inventories                (6,567)       (6,734)
   Decrease (increase) in prepaid expenses              585        (1,318)
   Increase (decrease) in accounts payable
     and accrued liabilities                         (3,604)         (683)
   Decrease (increase) in other assets                  453           591
   Increase (decrease) in other liabilities         (34,913)       (7,092)
   Increase (decrease) in workers' compensation and
     other claims, noncurrent                        (3,560)       (4,828)
   Other, net                                            99           (11)
- --------------------------------------------------------------------------
Net cash provided (used) by operating activities    (22,464)       (4,044)
- --------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment           (5,380)       (5,385)
Proceeds from disposal of property, plant
 and equipment                                        1,773         3,347
Acquisitions, net of cash acquired, and related
 contingent payments                                   (746)         (722)
Other, net                                              900          (326)
- --------------------------------------------------------------------------
Net cash used by investing activities                (3,453)       (3,086)
- --------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                     9,000        12,600
Reductions of debt                                     (345)       (2,598)
Payments from (to) - Brink's Group                    5,049         2,002
Payments from (to) - Burlington Group                13,177           106
Repurchase of stock                                       -        (5,022)
Proceeds from exercise of stock options                  10           916
Dividends paid                                       (2,343)       (2,439)
- --------------------------------------------------------------------------
Net cash provided by financing activities            24,548         5,565
- --------------------------------------------------------------------------
Net decrease in cash and cash equivalents            (1,369)       (1,565)
Cash and cash equivalents at beginning of period      4,999         3,708
- --------------------------------------------------------------------------
Cash and cash equivalents at end of period       $    3,630         2,143
==========================================================================

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

     The Company provides holders of Pittston Minerals Group Common Stock ("Minerals Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the Minerals Group in addition to consolidated financial information of the Company. Holders of Minerals Stock are shareholders of the Company, which continues to be responsible for all its liabilities. Therefore, financial developments affecting the Minerals Group, the Pittston Brink's Group (the "Brink's Group") or the Pittston Burlington Group (the "Burlington Group") that affect the Company's financial condition could affect the results of operations and financial condition of all three Groups. Accordingly, the Company's consolidated financial statements must be read in connection with the Minerals Group's financial statements.

(2) The amounts of depreciation, depletion and amortization of property, plant and equipment in the first quarter 1996 and 1995 totaled $5,486 and $6,265, respectively.

(3) Cash payments made for interest and income taxes (net of refunds received) were as follows:

                                                   First Quarter
                                               1996         1995
         ------------------------------------------------------------
            Interest                     $ 2,833           2,087
         ============================================================
            Income taxes                 $    55             711
         ============================================================



     In March 1995, the Minerals Group sold surplus coal reserves for cash of $2,878 and a note receivable of $2,317. The cash proceeds have been included in the Statement of Cash Flows as "Cash flow from investing activities: Proceeds from disposal of property, plant and equipment".

(4) In 1988, the trustees of certain pension and benefit trust funds (the "Trust Funds") established under collective bargaining agreements with the United Mine Workers of America ("UMWA") brought an action (the "Evergreen Case") against the Company and a number of its coal subsidiaries, claiming that the defendants were obligated to contribute to such Trust Funds in accordance with the provisions of the 1988 and subsequent National Bituminous Coal Wage Agreements, to which neither the Company nor any of its subsidiaries were a signatory.

     In late March 1996, a settlement was reached in the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows: $25,845 upon dismissal of the Evergreen Case in March 1996 and the remainder of $24,000 in installments of $7,000 in 1996 and $8,500 in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Minerals Group. The amount previously escrowed and accrued was included in "Short-term investments and "Accrued liabilities" on the Minerals Group's balance sheet. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan. Separate lawsuits against each of the UMWA and the Bituminous Coal Operators Association, previously reported, have also been dismissed.

     As a result of the settlement of these cases at an amount lower than previously accrued in 1993, the Minerals Group recorded a pretax benefit of $35,650 ($23,173 after tax) in the first quarter of 1996 in its financial statements.

(5) As of January 1, 1996, the Minerals Group implemented a new accounting standard, Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires companies to review long-lived assets and certain identifiable intangibles to be held and used by an entity for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable.

     In accordance with SFAS No. 121, the Minerals Group grouped its long-lived assets at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets, and determined the recoverability of such assets by comparing the sum of the expected undiscounted future cash flows with the carrying amount of the assets. The impact of adopting SFAS No. 121 resulted in a pretax charge to earnings as of January 1, 1996 for the Minerals Group's Coal operations of $27,839 ($18,095 after tax), of which $24,203 was included in cost of sales and $3,636 was included in selling, general and administrative expenses. Assets for which the impairment loss was recognized consisted of property, plant and equipment, advanced royalties and goodwill. These assets primarily related to mines scheduled for closure in the near term and idled facilities and related equipment. Based on current mining plans, geological conditions, and current assumptions related to future realization and costs, the sum of the expected undiscounted future cash flows was less than the carrying amount of the assets, and accordingly, an impairment loss was recognized. The loss was calculated based on the excess of the carrying value of the assets over the present value of estimated expected future cash flows, using a discount rate commensurate with the risks involved.

(6) During the three months ended March 31, 1995, the Company purchased 12,670 shares of its Series C Cumulative Convertible Preferred Stock. Preferred dividends included on the statement of operations for the three months ended March 31, 1995, are net of $1.0 million, which is the excess of the carrying amount of the preferred stock over the cash paid to holders of the preferred stock. There were no repurchases of preferred stock during the quarter ended March 31, 1996.

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

The Company provides to holders of the Pittston Minerals Group Common Stock ("Minerals Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the Minerals Group in addition to consolidated financial information of the Company. Holders of Minerals Stock are shareholders of the Company, which continues to be responsible for all its liabilities. Therefore, financial developments affecting the Minerals Group, the Pittston Brink's Group (the "Brink's Group") or the Pittston Burlington Group (the "Burlington Group") that affect the Company's financial condition could affect the results of operations and financial condition of each Group. Accordingly, the Company's consolidated financial statements must be read in connection with the Minerals Group's financial statements.

The following discussion is a summary of the key factors management considers necessary in reviewing the Minerals Group's results of operations, liquidity and capital resources. This discussion should be read in conjunction with the financial statements and related notes of the Company.

                             SEGMENT INFORMATION
                          (In thousands of dollars)

                                               Quarter Ended March 31
                                                  1996           1995
=======================================================================
Revenues:
Coal                                         $ 165,468        191,283
Mineral Ventures                                 4,784          4,457
- -----------------------------------------------------------------------
Consolidated revenues                        $ 170,252        195,740
=======================================================================

Operating profit:
Coal                                         $   4,377          1,311
Mineral Ventures                                 1,174            915
- -----------------------------------------------------------------------
Segment operating profit                         5,551          2,226
General corporate expense                       (1,374)        (1,717)
- ------------------------------------------------------------------------
Operating profit                             $   4,177            509
========================================================================


RESULTS OF OPERATIONS

In the first quarter of 1996, the Minerals Group reported net income of $3.0 million compared to $0.5 million in the first quarter of 1995. In the first quarter of 1996, Coal operations' earnings included two non-recurring items: a benefit from the settlement of the Evergreen lawsuit at an amount lower than previously accrued ($23.2 million after tax) and a charge related to with the implementation of a new accounting standard regarding the impairment of long-lived assets ($18.1 million after tax). Results in the first quarter of 1995 included a $3.0 million pretax gain from the sale of coal reserves.

Coal
- ----
The following is a table of selected financial data for the Coal operations on a comparative basis:

                                                Quarter Ended March 31
(In thousands)                                      1996          1995
========================================================================
Net sales                                      $ 165,468       191,283

Cost of sales                                    190,810       190,967
Selling, general and administrative                8,872         6,080
Restructuring and other charges, including
 litigation accrual                              (35,650)            -
- ------------------------------------------------------------------------
Total costs and expenses                         164,032       197,047
- ------------------------------------------------------------------------
Other operating income                             2,941         7,075
- ------------------------------------------------------------------------
Operating profit (loss)                        $   4,377         1,311
========================================================================
Coal sales (tons):
 Metallurgical                                     2,045         2,433
 Utility and industrial                            3,572         4,459
- ------------------------------------------------------------------------
Total coal sales                                   5,617         6,892
========================================================================
Production/purchased (tons):
 Deep                                              1,062         1,057
 Surface                                           2,716         3,853
 Contract                                            395           533
- ------------------------------------------------------------------------
                                                   4,173         5,443
Purchased                                          1,608         1,737
- ------------------------------------------------------------------------
Total                                              5,781         7,180
========================================================================


Coal operations generated an operating profit of $4.4 million in the first quarter of 1996, compared to the $1.3 million recorded in the 1995 period. Operating profit in 1996 included a benefit of $35.7 million from the settlement of the Evergreen lawsuit at an amount lower than previously accrued in 1993 and a $27.8 million charge related to the implementation of the new accounting standard. The charge is included in cost of sales ($24.2 million) and selling, general and administrative expenses ($3.6 million). Excluding the non-recurring items, operating profits from coal operations decreased by $4.7 million in the 1996 period. Operating profits in the first quarter of 1995 include a $3.0 million gain from the sale of coal reserves.

The operating profit of Coal operations, excluding restructuring and other non-recurring items, is analyzed as follows:


(In thousands,                                 Quarter Ended March 31
except per ton amounts)                          1996            1995
========================================================================
Net coal sales                              $ 163,907         190,738
Current production cost of coal sold          157,971         182,618
- ------------------------------------------------------------------------
Coal margin                                     5,936           8,120
Non-coal margin                                   608             167
Other operating income (net)                    2,941           7,075
- ------------------------------------------------------------------------
Margin and other income                         9,485          15,362
- ------------------------------------------------------------------------
Other costs and expenses:
 Idle equipment and closed mines                  259           1,385
 Inactive employee cost                         7,424           6,586
 General and administrative                     5,236           6,080
- ------------------------------------------------------------------------
Total other costs and expenses                 12,919          14,051
- ------------------------------------------------------------------------
Operating profit (before restructuring and
 other non-recurring items)                $   (3,434)          1,311
========================================================================
Coal margin per ton:
 Realization                               $    29.18           27.68
 Current production costs                       28.13           26.51
- ------------------------------------------------------------------------
Coal margin                                $     1.05            1.17
========================================================================


Total coal margin of $5.9 million for the first quarter of 1996 represented a decrease of $2.2 million from the comparable period in 1995. The decline in coal margin reflects an 18% unfavorable change in sales volume and a $.12 per ton (10%) reduction in average margin.

Sales volume of 5.6 million tons in the first quarter was 1.3 million tons less than the 6.9 million tons sold in the prior year quarter, reflecting the idling of mines serving the steam coal market and delays in shipments as a result of the severe winter weather. Steam coal sales decreased by 0.9 million tons, to 3.6 million tons, and metallurgical coal sales declined by 0.4 million tons, to 2.0 million tons, compared to the prior year. Steam coal sales represented 64% of total volume in 1996 and 65% in 1995.

Coal margin per ton decreased to $1.05 in 1996 from $1.17 for 1995 as a $1.50 (5%) per ton increase in realization was more than offset by a $1.62 (6%) per ton increase in current production costs. The average realization increase was largely due to an increase in metallurgical coal pricing, which took effect subsequent to the first quarter of 1995. Export metallurgical coal prices increased substantially in the coal contract year which began on April 1, 1995, compared to the prior year level, with realizations generally increasing by $4.00 to $5.50 per metric ton, depending upon coal quality. While steam coal spot pricing remains at exceptionally low levels, the majority of Coal operations' steam coal sales were, and continue to be sold under long term contracts. Coal operations has concluded negotiations with its metallurgical customers for the contract year which began on April 1, 1996, with pricing ranging from a modest decrease to a modest increase, depending on coal quality. The weighted average price for expected metallurgical coal shipments for the contract year beginning April 1, 1996 is approximately equal to the prior year level.

The current production cost of coal sold increased over the 1995 level largely as a result of the severe winter weather, higher costs incurred by the mines in production, and higher purchased coal costs. Production in the 1996 quarter totaled 4.2 million tons, a 23% decrease compared to the 5.4 million tons produced in 1995. The decline reflected lower surface mine production, which was adversely affected by severe weather to a greater extent than in 1995, exhaustion of reserves at certain mines, idling of a mine subsequent to the first quarter of 1995 and the sale of Coal operations' Ohio operations at the end of 1995. First quarter surface production accounted for 66% and 72% of total production in 1996 and 1995, respectively. Productivity of 35 tons per man day represented a 2% decrease from the 1995 level.

Non-coal margin amounted to $0.6 million, $0.4 million higher than in the first quarter of 1995. The increase largely reflects the impact of a favorable change in natural gas prices. Other operating income, primarily reflecting sales of properties and equipment and third party royalties, amounted to $2.9 million in 1996, $4.1 million less than in 1995. The higher level of income recorded in the 1995 period largely reflects $3.0 million income generated from the sale of reserves.

Idle equipment and closed mine costs decreased by $1.1 million in the 1996 period. Idle equipment expenses were reduced from the prior year level as a result of Coal operations' improved equipment management program. Inactive employee costs, which primarily represent long term employee liabilities for pension and retiree medical cost, increased by $0.8 million to $7.4 million in the 1996 first quarter. The unfavorable change primarily reflects the use of lower long term interest rates to calculate the present value of the long term liabilities during 1996 compared to the rates used in 1995.

In 1988, the trustees of certain pension and benefit trust funds (the "Trust Funds") established under collective bargaining agreements with the United Mine Workers of America ("UMWA") brought an action (the "Evergreen Case") against the Company and a number of its coal subsidiaries, claiming that the defendants were obligated to contribute to such Trust Funds in accordance with the provisions of the 1988 and subsequent National Bituminous Coal Wage Agreements, to which neither the Company nor any of its subsidiaries were a signatory.

In late March 1996, a settlement was reached in the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows: $25.8 million upon dismissal of the Evergreen Case in March 1996 and the remainder of $24.0 million in installments of $7.0 million in 1996 and $8.5 million in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Company. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan. Separate lawsuits against each of the UMWA and the Bituminous Coal Operators Association, previously reported, have also been dismissed.

As a result of the settlement of these cases at an amount lower than previously accrued in 1993, the Company recorded a pretax benefit of $35.7 million ($23.2 million after tax) in the first quarter of 1996 in its consolidated financial statements.

As of January 1, 1996, the Company implemented a new accounting standard, Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires companies to review long-lived assets and certain identifiable intangibles to be held and used by an entity for impairment whenever circumstances indicate that the carrying amount for an asset may not be recoverable.

In accordance with SFAS No. 121, the Minerals Group grouped its long-lived assets at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets, and determined the recoverability of such assets by comparing the sum of the expected undiscounted future cash flows with the carrying amount of the assets. The impact of adopting SFAS No. 121 resulted in a pretax charge to earnings as of January 1, 1996 for the Minerals Group's Coal operations of $27,839 ($18,095 after tax), of which $24,203 was included in cost of sales and $3,636 was included in selling, general and administrative expenses. Assets for which the impairment loss was recognized consisted of property, plant and equipment, advanced royalties and goodwill. These assets primarily related to mines scheduled for closure in the near term and idled facilities and related equipment. Based on current mining plans, geological conditions, and current assumptions related to future realization and costs, the sum of the expected undiscounted future cash flows was less than the carrying amount of the assets, and accordingly, an impairment loss was recognized. The loss was calculated based on the excess of the carrying value of the assets over the present value of estimated expected future cash flows, using a discount rate commensurate with the risks involved.


Coal operations continue cash funding for charges recorded in prior years for facility closure costs recorded as restructuring and other charges. The following table analyzes the changes in liabilities during the first quarter of 1996 for such costs:

                                                     Employee
                                              Mine  Termination,
                                 Leased        and    Medical
                              Machinery      Plant        and
                                    and    Closure  Severance
                              Equipment      Costs      Costs     Total
- ------------------------------------------------------------------------
Balance as of December 31, 1995  $1,218     28,983     36,077     66,278
Payments                            262      1,186      1,397      2,845
- ------------------------------------------------------------------------
Balance as of March 31, 1996     $  956     27,797     34,680     63,433
========================================================================


In April 1996, the Commonwealth of Virginia enacted into law the "Coalfield Employment Enhancement Tax Credit." The new law, which is effective from January 1, 1996 through December 31, 2001, provides Virginia coal producers with a refundable credit, against taxes imposed by the Commonwealth, for coal produced in Virginia. The tax credit ranges from $.40 per ton for surface coal to $1 to $2 per ton of underground coal mined, depending upon seam thickness, with certain modifications to the surface and deep mined credit rates based on employment levels. The credit can be utilized under a predetermined schedule beginning with the 1999 tax year through the 2008 tax year. At current production levels, Coal operations estimate it will earn approximately $4.0 million in tax credits in 1996.

Mineral Ventures
- ----------------
The following is a table of selected financial data for Mineral Ventures on a comparative basis:


(Dollars in thousands, except                   Quarter Ended March 31
per ounce data)                                     1996          1995
========================================================================
Net sales                                        $ 4,784         4,457

Cost of sales                                      2,967         2,973
Selling, general and administrative                  788           617
- ------------------------------------------------------------------------
Total costs and expenses                           3,755         3,590
Other operating income                               145            48
- ------------------------------------------------------------------------
Operating profit                                 $ 1,174           915
========================================================================
Stawell Gold Mine:
Mineral Ventures's 50% direct share ounces sold   11,759        10,846
Average realized gold price per ounce (US$)      $   400           400
========================================================================


Operating profit of Mineral Ventures operations increased $0.3 million in the 1996 first quarter to $1.2 million, from an operating profit of $0.9 million in the first quarter of 1995. The improved operating profit reflects the strong results achieved by the Stawell gold mine in western Victoria, Australia, in which Mineral Ventures has a 67% direct and indirect interest. The favorable change in the Stawell mine's earnings, compared to the prior year period, mainly reflects the benefit from processing a higher grade of ore. The Stawell mine produced 24,200 ounces of gold in the first quarter of 1996 at an average cash cost of $259 per ounce, compared to 21,200 ounces in the comparable period of 1995 at an average cash cost of $264 per ounce.

Other Operating Income
- ----------------------
Other operating income for the first quarter of 1996 decreased $4.0 million to $3.1 million from $7.1 million recognized in the year earlier quarter. Other operating income principally includes royalty income and gains and losses from sales of coal assets. The decrease from the level recorded in the 1995 first quarter principally reflects a $3.0 million gain from the sale of surplus coal reserves in the prior year quarter.

Corporate Expenses
- ------------------
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Minerals Group based on utilization and other methods and criteria which management believes to be a reasonable and equitable estimate of the costs attributable to the Minerals Group. These allocations were $1.4 million and $1.7 million for the first quarter of 1996 and 1995, respectively.

Interest Expense
- ----------------
Interest expense for the first quarter of 1996 increased by $0.7 million to $3.0 million from $2.3 million in the first quarter of 1995. The increase in interest expense in 1996 is the result of higher average debt balances.

Income Taxes
- ------------
Net income in the 1996 first quarter includes a tax credit which exceeds the amount calculated based on the statutory federal income tax rate of 35% primarily as a result of the tax benefits of percentage depletion.


FINANCIAL CONDITION

A portion of the Company's corporate assets and liabilities has been attributed to the Minerals Group based upon utilization of the shared services from which assets and liabilities are generated, which management believes to be equitable and a reasonable estimate.

Cash Provided by Operating Activities
- -------------------------------------
Operating activities for the first quarter of 1996 used cash of $22.5 million, while operations in the first quarter of 1995 used cash of $4.0 million. In the first quarter of 1996, operating cash was negatively impacted by the cash required to finance working capital. Net income, noncash charges and changes in operating assets and liabilities in the 1996 first quarter were significantly affected by two nonrecurring items, a benefit from the settlement of the Evergreen case at an amount less than originally accrued and a charge related to the implementation of SFAS 121; these items had no effect on cash generated by operations. The initial payment of $25.8 million related to the Evergreen case settlement was entirely funded by an escrow account previously established by the Company. The amount previously escrowed and accrued was included in "Short-term investments" and "Accrued liabilities" on the Minerals Group's balance sheet.

Capital Expenditures
- --------------------
Cash capital expenditures for the first quarter of 1996 totaled $5.4 million, excluding equipment expenditures that have been or are expected to be financed through capital and operating leases. For the remainder of 1996, capital expenditures, excluding expenditures that have been or are expected to be financed through capital and operating leases, are estimated to approximate $25 million.

Other Investing Activities
- --------------------------
All other investing activities in the 1996 first quarter provided net cash of $1.9 million compared to $2.3 million of net cash generated from other investing activities in the first three months of 1995.

Financing
- ---------
The Minerals Group intends to fund its capital expenditure requirements during the remainder of 1996 primarily with anticipated cash flows from operating activities and through operating and capital leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or other borrowing arrangements or borrowings from the Brink's Group or the Burlington Group. The Company has a $350 million revolving credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100 million five-year term loan, which matures in May 2000. The Facility also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250 million until May 2000. As of March 31, 1996, borrowings of $100 million were outstanding under the five-year term loan portion of the Facility with $9.0 million of additional borrowings outstanding under the remainder of the facility. Of the total amount outstanding under the Facility, all $109.0 million was attributed to the Minerals Group.

Debt
- ----
Total debt outstanding at March 31, 1996 was $166.8 million, of which $33.1 million was payable to the Burlington Group and $23.0 million was payable to the Brink's Group. At March 31, 1996, $109.0 million of the Company's long-term debt was attributed to the Minerals Group, an increase of $9.0 million from the year-end 1995 level. Borrowings to fund current operating activities, capital expenditures and net costs related to share activity during the 1996 first quarter, were made under the Company's revolving credit agreements and from the Brink's and Burlington Groups.

Related Party Transactions
- --------------------------
At March 31, 1996, the Minerals Group owed the Brink's Group $23.0 million, an increase of $5.1 million from the $17.9 million owed at December 31, 1995. The Minerals Group also owed the Burlington Group $33.1 million at the end of the first quarter of 1996, $13.2 million higher than the $19.9 million owed at year-end 1995. These intergroup payables are interest bearing.

At March 31, 1996, the Brink's Group owed the Minerals Group $25.1 million and the Burlington Group owed the Minerals Group $25.8 million for tax benefits, of which payments of $14.0 million from each Group are expected to be made within one year.

Capitalization
- --------------
On January 18, 1996, the shareholders of the Company approved the Brink's Stock Proposal, resulting in the modification of the capital structure of the Company to include an additional class of common stock. The outstanding shares of Pittston Services Group Common Stock ("Services Stock") were redesignated as Pittston Brink's Group Common Stock ("Brink's Stock") on a share-for-share basis, and a new class of common stock, designated as Pittston Burlington Group Common Stock ("Burlington Stock"), was distributed on the basis of one-half share of Burlington Stock for each share of Services Stock previously held by shareholders of record on January 19, 1996. The Brink's Group consists of the Brink's and BHS operations of the Company. The Burlington Group consists of the Burlington operations of the Company. The Minerals Group consists of the Coal and Mineral Ventures operations of the Company. The approval of the Brink's Stock Proposal did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. The Company prepares separate financial statements for the Minerals, Brink's and Burlington Groups in addition to consolidated financial information of the Company.

Brink's Stock, Burlington Stock and Minerals Stock were designed to provide shareholders with separate securities reflecting the performance of the Brink's Group, Burlington Group and Minerals Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting any of the Groups.

The redesignation of the Company's Services Stock as Brink's Stock and the distribution of Burlington Stock as a result of the approval of the Brink's Stock Proposal and the distribution of Minerals Stock in July 1993 did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. Holders of all three classes of stock are shareholders of the Company, which continues to be responsible for all its liabilities. Therefore, financial developments affecting the Brink's Group, the Burlington Group or the Minerals Group that affect the Company's financial condition could affect the results of operations and financial condition of all three Groups. The changes in the capital structure of the Company had no effect on the Company's total capital, except as to expenses incurred in the execution of the Brink's Stock Proposal. Since the approval of the Brink's Stock Proposal, capitalization of the Company has been affected by the share activity related to each of the classes of common stock.

In November 1995, the Board authorized, subject to shareholder approval of the Brink's Stock Proposal, a revised share repurchase program which allows for the purchase, from time to time, of up to 1,500,000 shares of Brink's Stock, 1,500,000 shares of Burlington Stock and 1,000,000 shares of Minerals Stock, not to exceed an aggregate purchase price of $45.0 million. As of March 31, 1996, no shares of Minerals Stock were repurchased under the program.

In 1994, the Board authorized the repurchase from time to time of up to $15 million of the Company's cumulative convertible preferred stock. In November 1995, the Board authorized an increase in the remaining authority to $15 million. No share repurchases have been made subsequent to the increased authorization.

Dividends
- ---------
The Board intends to declare and pay dividends on Brink's Stock, Burlington Stock and Minerals Stock based on earnings, financial condition, cash flow and business requirements of the each of the Groups, respectively. Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its public debt and bank credit agreements, financial developments of one Group could affect the Company's ability to pay dividends in respect of stock relating to the other Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount, which is adjusted by net income or losses and other equity transactions, as defined in the Company's Articles of Incorporation. At March 31, 1996 the Available Minerals Dividend Amount was at least $26.9 million.

During the 1996 and 1995 first quarters, the Board declared and the Company paid cash dividends of 16.25 cents per share of Minerals Stock. Dividends paid on the cumulative convertible preferred stock in the 1996 and 1995 first quarters totaled $1.1 million and $1.2 million, respectively. The Company's repurchase of it cumulative convertible preferred stock in the 1995 first quarter was at less than issue cost, which resulted in a $1.0 million reduction in reported preferred stock dividends.

                   PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
- -------   -----------------

For information concerning settlement of the Company's previously reported Evergreen litigation, see the Notes to Consolidated Financial Statements of the Company and the Company's Minerals Group, as well as the Management's Discussion and Analysis of Results of Operations and Financial Condition for the Company and the Company's Minerals Group.


Item 4.  Submission of Matters to a Vote of Security Holders
- -------  ----------------------------------------------------

(a)  The Company's annual meeting of shareholders was held on May 3, 1996.

(b)  Not required.

(c) The following persons were elected directors for terms expiring in 1999, by the following votes:

                                     For           Withheld
                                     ---           --------

            W. F. Craig           56,207,452        851,738

            C. F. Haywood         56,208,865        850,325

            A. H. Zimmerman       56,194,929        864,261



   The selection of KPMG Peat Marwick LLP as independent certified public accountants to audit the accounts of the Company and its subsidiaries for the year 1996 was approved by the following vote:

                                                               Broker
                For           Against        Abstentions      Non-votes
                ---           -------        -----------      ---------

             56,432,844       431,513          194,833          - 0 -


   The Pittston Company Directors' Stock Accumulation Plan, to replace (effective June 1, 1996) the Pittston Retirement Plan for Non-Employee Directors which will be terminated with respect to active non-employee directors as of May 31, 1996, was approved by the following vote:


                                                              Broker
               For           Against        Abstentions      Non-votes
               ---           -------        -----------      ---------

            52,871,236      3,771,301         416,653          - 0 -


   The proposal to approve the Restated Articles of Incorporation of the Company with respect to certain voting rights of the holders of Pittston Minerals Group Common Stock was approved by the following votes:

   All Common Shares
   -----------------
                                                              Broker
               For           Against        Abstentions      Non-votes
               ---           -------       ------------      ---------

            53,016,189       770,731          381,064        2,891,206


    Pittston Minerals Group Common Shares
    -------------------------------------
                                                               Broker
                For           Against        Abstentions      Non-votes
                ---           -------        -----------      ---------

              6,102,575       174,747           89,037        1,382,236


   Pittston $31.25 Series C Cumulative Convertible Preferred Stock
   ----------------------------------------------------------------

                                                              Broker
               For           Against        Abstentions      Non-votes
               ---           -------        -----------      ---------

             152,650          - 0 -            - 0 -            - 0 -


Item 6.    Exhibits and Reports on Form 8-K
- -------    --------------------------------

(a)  Exhibits:

  Exhibit
  Number
  --------

       3(i)  Amendment to the Restated Articles of
             Incorporation of the Company. Incorporated by reference to Exhibit B of the Registrant's Proxy
             Statement filed March 29, 1996.

      10*    The Pittston Company Directors' Stock
             Accumulation Plan. Incorporated by
             reference to Exhibit A of the Registrant's Proxy
             Statement filed March 29, 1996.

      11     Statement re Computation of
             Per Shares Earnings.


(b) A Report on Form 8-K was filed on March 22, 1996, with respect to settlement of the "Evergreen Case".




- ------------------
* Management contract or compensatory plan or arrangement.

                                 SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           THE PITTSTON COMPANY



May 14, 1996                          By       G. R. Rogliano
                                         --------------------------
                                              (G. R. Rogliano)
                                           Senior Vice President
                                        (Duly Authorized Officer and
                                          Chief Accounting Officer)