Form 10-Q
period 1996-06-30
PITTSTON CO
filed 1996-08-13
CIK 78890

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                           FORM 10-Q



  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

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

                    Yes  X    No ___

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 41,573,743 shares of $1 par value Pittston Brink's Group Common Stock 20,781,872 shares of Pittston Burlington Group Common Stock and 8,405,908 shares of $1 par value Pittston Minerals Group Common Stock as of July 31, 1996.

                       PART I - FINANCIAL INFORMATION
                    THE PITTSTON COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                  (In thousands, except per share amounts)

                                                  June 30,   December 31,
                                                      1996           1995
==========================================================================
ASSETS                                           (Unaudited)
Current assets:
Cash and cash equivalents                         $     44,588     52,823
Short-term investments, at lower of
 cost or market                                          3,071     29,334
Accounts receivable (net of estimated
  amount uncollectible: 1996 - $15,987;
  1995 - $16,075)                                      429,274    421,246
Inventories, at lower of cost or market                 48,764     46,399
Prepaid expenses                                        34,654     31,556
Deferred income taxes                                   51,526     55,335
- --------------------------------------------------------------------------
Total current assets                                   611,877    636,693

Property, plant and equipment, at cost
  (net of depreciation, depletion and amortization:
  1996 - $451,036; 1995 - $437,346)                    490,858    486,168
Intangibles, net of amortization                       318,259    327,183
Deferred pension assets                                124,222    123,743
Deferred income taxes                                   66,569     72,343
Other assets                                           157,530    161,242
- --------------------------------------------------------------------------
Total assets                                      $  1,769,315  1,807,372
==========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                             $     34,519     37,063
Current maturities of long-term debt                     5,573      7,280
Accounts payable                                       242,543    263,444
Accrued liabilities                                    275,163    286,701
- --------------------------------------------------------------------------
Total current liabilities                              557,798    594,488
Long-term debt, less current maturities                151,083    133,283
Postretirement benefits other than pensions            223,177    219,895
Workers' compensation and other claims                 120,298    125,894
Deferred income taxes                                   16,595     17,213
Other liabilities                                      142,751    194,620

Shareholders' equity:
Preferred stock, par value $10 per share:
  Authorized: 2,000 shares
  $31.25 Series C Cumulative
  Convertible Preferred Stock:
  Issued:  1996 - 126 shares; 1995 - 136 shares          1,256      1,362
Pittston Brink's Group common stock,
  par value $1 per share:
  Authorized: 100,000 shares;
  Issued: 1996 - 41,574 shares; 1995 - 41,574 shares    41,574     41,574
Pittston Burlington Group common stock,
  par value $1 per share:
  Authorized: 50,000 shares;
  Issued: 1996 - 20,782 shares; 1995 - 20,787 shares    20,782     20,787
Pittston Minerals Group common stock,
  par value $1 per share:
  Authorized: 20,000 shares;
  Issued: 1996 - 8,406 shares; 1995 - 8,406 shares       8,406      8,406
Capital in excess of par value                         419,706    401,633
Retained earnings                                      225,018    188,728
Equity adjustment from foreign
 currency translation                                  (22,086)   (20,705)
Employee benefits trust, at market value              (137,043)  (119,806)
- --------------------------------------------------------------------------
Total shareholders' equity                             557,613    521,979
- --------------------------------------------------------------------------
Total liabilities and shareholders' equity        $  1,769,315  1,807,372
==========================================================================

See accompanying notes to consolidated financial statements.

                    THE PITTSTON COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)
                                 (Unaudited)


                         Three Months Ended June 30   Six Months Ended June 30
                                     1996      1995            1996       1995
===============================================================================
Net sales                    $    175,268   184,211         345,520     379,951
Operating revenues                585,466   527,556       1,149,976   1,030,900
- -------------------------------------------------------------------------------
Net sales and operating
 revenues                         760,734   711,767       1,495,496   1,410,851
- -------------------------------------------------------------------------------

Costs and expenses:
Cost of sales                     169,444   180,860         363,221     374,800
Operating expenses                486,597   441,009         963,518     870,125
Restructuring and other charges,
 including litigation accrual           -         -         (35,650)          -
Selling, general and
 administrative expenses           71,026    65,063         143,322     126,621
- -------------------------------------------------------------------------------
Total costs and expenses          727,067   686,932       1,434,411   1,371,546
===============================================================================

Other operating income              7,243    11,150          10,058      19,282
- -------------------------------------------------------------------------------

Operating profit                   40,910    35,985          71,143      58,587

Interest income                       811       842           1,336       1,652
Interest expense                   (3,379)   (3,710)         (7,124)     (6,744)
Other income (expense), net        (2,009)   (1,455)         (4,406)     (2,196)
- -------------------------------------------------------------------------------
Income before income taxes         36,333    31,662          60,949      51,299
Provision for income taxes         10,908     7,054          16,904      12,626
- -------------------------------------------------------------------------------
Net income                         25,425    24,608          44,045      38,673
Preferred stock dividends, net        146    (1,093)           (919)     (1,176)
- -------------------------------------------------------------------------------
Net income attributed to
  common shares               $    25,571    23,515          43,126      37,497
===============================================================================

Pittston Brink's Group:
Net income attributed to
 common shares                $    14,035    11,965          25,874      21,511
- -------------------------------------------------------------------------------
Net income per common share   $       .37       .32             .68         .57
- -------------------------------------------------------------------------------
Cash dividend per common
 share                        $      .025      .023             .05        .046
- -------------------------------------------------------------------------------

Pittston Burlington Group:
Net income attributed to
 common shares                $     8,746     8,009          12,507      12,058
- -------------------------------------------------------------------------------
Net income per common share   $       .46       .42             .65         .64
- -------------------------------------------------------------------------------
Cash dividends per common
 share                        $       .06      .054             .12        .108
- -------------------------------------------------------------------------------

Pittston Minerals Group:
Net income attributed to
 common shares                $     2,790     3,541           4,745       3,928
- -------------------------------------------------------------------------------
Net income per common share:
 Primary                      $       .35       .45            .60          .51
 Fully diluted                $       .27       .45            .57          .51
- -------------------------------------------------------------------------------
Cash dividends per common
 share                        $     .1625     .1625          .3250        .3250
===============================================================================

See accompanying notes to consolidated financial statements.

                    THE PITTSTON COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)

                                                     Six Months Ended June 30
                                                              1996       1995
==============================================================================
Cash flows from operating activities:
Net income                                             $     44,045    38,673
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Noncash charges and other write-offs                     24,259         -
    Depreciation, depletion and amortization                 54,600    51,893
    Provision for aircraft heavy maintenance                 16,067    12,412
    Provision (credit) for deferred income taxes              9,362     6,543
    Provision (credit) for pensions, noncurrent                  98    (1,730)
    Provision for uncollectible accounts receivable           3,557     1,999
    Equity in earnings of unconsolidated affiliates,
      net of dividends received                               (193)       (8)
    Other operating, net                                     3,066    (1,427)
    Change in operating assets and liabilities,
      net of effects of acquisitions:
     Decrease (increase) in accounts receivable            (14,173)   (8,678)
     Decrease (increase) in inventories                     (2,365)  (13,432)
     Decrease (increase) in prepaid expenses                (2,738)   (9,371)
     Increase (decrease) in accounts payable
       and accrued liabilities                             (21,176)  (16,532)
     Decrease (increase) in other assets                    (4,375)      704
     Increase (decrease) in other liabilities              (37,397)  (14,532)
     Increase (decrease) in workers' compensation
       and other claims, noncurrent                         (5,596)   (7,903)
     Other, net                                                 22    (1,120)
- -----------------------------------------------------------------------------
Net cash provided by operating activities                   67,063    37,491
- -----------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                 (78,004)  (55,353)
Property, plant and equipment pending lease financing       (1,092)      (50)
Aircraft heavy maintenance                                  (9,713)   (7,217)
Proceeds from disposal of property, plant and equipment      9,026    10,481
Acquisitions, net of cash acquired,
    and related contingent payments                           (971)   (2,410)
Other, net                                                   5,273     1,825
- -----------------------------------------------------------------------------
Net cash used by investing activities                      (75,481)  (52,724)
- -----------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                           21,643    33,940
Reductions of debt                                          (8,550)   (7,911)
Repurchase of stock of the Company                          (4,068)   (7,808)
Proceeds from exercise of stock options                      1,862     2,490
Proceeds from stock purchased by benefit plans                 175         -
Dividends paid                                              (8,733)   (8,875)
Cost of Brink's Stock Proposal                              (2,146)        -
- -----------------------------------------------------------------------------
Net cash provided by financing activities                      183    11,836
- -----------------------------------------------------------------------------
Net decrease in cash and cash equivalents                   (8,235)   (3,397)
Cash and cash equivalents at beginning of period            52,823    42,318
- -----------------------------------------------------------------------------
Cash and cash equivalents at end of period             $    44,588    38,921
=============================================================================

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

(2) The average number of shares outstanding used in the earnings per share computations were as follows:

                               Second Quarter           Six Months
                             1996         1995        1996       1995
     --------------------------------------------------------------------
        Brink's Stock       38,152      37,916      38,105      37,912
        Burlington Stock    19,161      18,958      19,100      18,956
        Minerals Stock:
          Primary            7,866       7,811       7,844       7,764
          Fully diluted      9,947       9,988       9,969      10,038


     The average number of shares outstanding used in the earnings per share computations do not include the shares of Brink's Stock, Burlington Stock and Minerals Stock held in the Company's Employee Benefits Trust which totaled 3,340 (3,684 in 1995), 1,540 (1,842 in 1995) and 491 (659
     in 1995), respectively, at June 30, 1996.

(3) The amounts of depreciation, depletion and amortization of property, plant and equipment in the second quarter and six month periods of 1996 totaled $22,222 ($19,955 in 1995) and $43,814 ($39,334 in 1995),
     respectively.

(4) Cash payments made for interest and income taxes (net of refunds received) were as follows:

                               Second Quarter           Six Months
                             1996         1995        1996       1995
      ----------------------------------------------------------------
       Interest        $    3,677        4,049       8,021      7,082
     =================================================================
       Income taxes    $    3,128        6,647       8,182     16,474
     =================================================================


     During the six months ended June 30, 1996 and 1995, capital lease obligations of $493 and $2,886, respectively, were incurred for leases of property, plant and equipment.

     In June 1995, the Company sold its rights under certain coal reserve leases and the related equipment for $2,800 in cash and notes totaling $2,882. The cash proceeds have been included in the Consolidated Statements of Cash Flows as "Cash flows from investing activities:
     Proceeds from disposal of property, plant and equipment".

     In March 1995, the Company sold surplus coal reserves for cash of $2,878 and a note receivable of $2,317. The cash proceeds have been included in the Consolidated Statements of Cash Flows as "Cash flows from investing activities: Proceeds from disposal of property, plant and equipment".

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

     In late March 1996, a settlement was reached in the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows: $25,845 upon dismissal of the Evergreen Case in March 1996 and the remainder of $24,000 in installments of $7,000 in August 1996 and $8,500 in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Company. The amount previously escrowed and accrued was included in "Short-term investments" and "Accrued liabilities" on the Company's balance sheet. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan. Separate lawsuits against each of the UMWA and the Bituminous Coal Operators Association, previously reported, have also been dismissed.

     As a result of the settlement of these cases at an amount lower than previously accrued in 1993, the Company recorded a pretax benefit of $35,650 ($23,173 after tax) in the first six months of 1996 in its consolidated financial statements.

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

(7) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Company and the BHS segment for the first six months of 1996 and 1995 by $2,176 and $1,949, respectively and for the second quarter of 1996 and 1995 by $1,129 and $825, respectively. The effect of this change increased net income per common share of the Brink's Group for the first six months of 1996 and 1995 $.03 in each period and for the second quarter of 1996 and 1995 by $.02 and $.01, respectively.

(8) During the quarter and six months ended June 30, 1996, the Company purchased 10,600 shares of its Series C Cumulative Convertible Preferred Stock. Preferred dividends included on the statement of operations for the quarter and six months ended June 30, 1996, are net of $1,100, which is the excess of the carrying amount of the preferred stock over the cash paid to holders of the preferred stock. During the six months ended June 30, 1995, the Company purchased 12,670 shares of its preferred stock, no portion of which occurred in the second quarter of 1995. Preferred dividends for the first six months of 1995 are net of $1,045 which was the excess of the carrying amount of the preferred stock over the cash paid to holders of the preferred stock.

(9) Certain prior period amounts have been reclassified to conform to current period financial statement presentation.

(10) All adjustments have been made which are, in the opinion of management, necessary to a fair presentation of results of operations for the periods reported herein. All such adjustments are of a normal recurring nature.


              THE PITTSTON COMPANY AND SUBSIDIARIES
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                    AND FINANCIAL CONDITION


                  Three Months Ended June 30     Six Months Ended June 30
(In thousands)               1996       1995           1996          1995
===========================================================================
Revenues:
Burlington              $ 363,411    341,950        715,361       665,894
Brink's                   183,411    154,543        359,265       303,634
BHS                        38,644     31,063         75,350        61,372
Coal                      169,896    179,987        335,364       371,270
Mineral Ventures            5,372      4,224         10,156         8,681
- ---------------------------------------------------------------------------
Consolidated revenues   $ 760,734    711,767      1,495,496     1,410,851
===========================================================================

Operating profit:
Burlington              $  16,327     14,406         25,013        22,464
Brink's                    12,524     10,236         21,902        17,619
BHS                        11,401      9,411         22,503        18,316
Coal                        5,190      5,810          9,567         7,121
Mineral Ventures              575        576          1,749         1,491
- ---------------------------------------------------------------------------
Segment operating profit   46,017     40,439         80,734        67,011
General corporate expense  (5,107)    (4,454)        (9,591)       (8,424)
- ---------------------------------------------------------------------------
Consolidated operating
  profit                $  40,910     35,985         71,143        58,587
===========================================================================


RESULTS OF OPERATIONS

In the second quarter of 1996, The Pittston Company (the "Company") reported net income of $25.4 million compared with $24.6 million in the second quarter of 1995. Operating profit totaled $40.9 million in the 1996 second quarter compared with $36.0 million in the prior year second quarter. Increased operating profits at Brink's Home Security, Inc. ("BHS") ($2.0 million), Brink's, Incorporated ("Brink's") ($2.3 million) and Burlington Air Express Inc. ("Burlington") ($1.9 million) were only partially offset by lower operating profits at Coal operations ($0.6 million) and higher general corporate expenses ($0.7 million). Results at Pittston Mineral Ventures ("Mineral Ventures") were unchanged from the prior year quarter.

In the first six months of 1996, the Company reported net income of $44.0 million compared with $38.7 million in the first six months of 1995. Operating profit totaled $71.1 million in the first six months of 1996 compared with $58.6 million in the prior year period. Net income and operating profit in the first six months of 1996 included two non-recurring items which impacted the Company's Coal operations: a benefit from the settlement of the Evergreen lawsuit at an amount lower than previously accrued ($35.7 million or $23.2 million after tax) and a charge related to the implementation of a new accounting standard regarding the impairment of long-lived assets ($27.8 million or $18.1 million after tax). Increased operating profits in the first six months of 1996 were also achieved at BHS ($4.2 million), Brink's ($4.3 million), Burlington ($2.5 million) and Mineral Ventures ($0.3 million) and were partially offset by higher general corporate expenses ($1.2 million).

Burlington
- ----------
The following is a table of selected financial data for Burlington on a comparative basis:

(Dollars in thousands -       Three Months Ended June 30  Six Months Ended June 30
except per pound/shipment amounts)      1996        1995          1996        1995
====================================================================================
Revenues:
Expedited freight service
 Domestic U.S.                     $  133,952    127,085        262,732    256,282
 International                        172,462    169,033        342,177    330,245
- ------------------------------------------------------------------------------------
Total expedited freight service    $  306,414    296,118        604,909    586,527
Customs clearance                      33,708     27,133         65,976     48,284
Ocean and other (a)                    23,289     18,699         44,476     31,083
- ------------------------------------------------------------------------------------
Total revenues                     $  363,411    341,950        715,361    665,894

Operating expenses                    317,154    299,645        631,509    589,237
Selling, general and
 administrative                        30,448     28,744         59,580     55,562
- ------------------------------------------------------------------------------------
Total costs and expenses              347,602    328,389        691,089    644,799
- ------------------------------------------------------------------------------------

Other operating income                    518        845            741      1,369
- ------------------------------------------------------------------------------------
Operating profit:
 Domestic U.S.                    $    10,029      6,793         13,737     11,480
 International                          6,298      7,613         11,276     10,984
- ------------------------------------------------------------------------------------
Total operating profit            $    16,327     14,406         25,013     22,464
====================================================================================
Depreciation and amortization     $     5,414      4,907         10,814      9,702
====================================================================================
Cash capital expenditures         $    10,343      6,185         15,114     13,500
====================================================================================

Expedited freight service
 shipment growth rate (b)                3.4%       2.6%           4.5%       4.7%

Expedited freight service
 weight growth rate (b):
 Domestic U.S.                           5.3%     (12.5%)          4.1%      (4.1%)
 International                           6.5%      28.8%           7.9%      29.9%
 Worldwide                               5.9%       5.4%           6.1%      11.2%

Expedited freight service
 weight (million pounds)                352.6      332.8          697.2      657.3
====================================================================================
Expedited freight service
 shipments (thousands)                  1,322      1,278          2,620      2,508
====================================================================================
Expedited freight service:
 Yield (revenue per pound)          $    .869       .890           .868       .892
 Revenue per shipment               $     232        232            231        234
 Weight per shipment (pounds)             267        260            266        262
====================================================================================


(a) Primarily international ocean freight and import services.
(b) Compared to the same period in the prior year.


Burlington's second quarter operating profit amounted to $16.3 million, an increase of $1.9 million (13%) from the level reported in the second quarter of 1995. Worldwide revenues increased by 6% to $363.4 million from $342.0 million in the 1995 quarter. The $21.4 million growth in revenues principally reflects a 6% increase in worldwide expedited freight service pounds shipped, which reached 352.6 million pounds in the second quarter of 1996, and higher other revenues (primarily import related services and ocean freight), partially offset by a 2% decline in the worldwide average yield. Worldwide expenses amounted to $347.6 million, $19.2 million (6%) higher than in the second quarter of 1995.

Domestic expedited freight service revenues of $134.0 million were $6.9 million (5%) higher than the prior year quarter. Domestic operating profit increased to $10.0 million in the second quarter of 1996 from $6.8 million in the prior year quarter. Operating profit benefited from 5% higher volume, with somewhat higher growth in second day business, and slightly lower transportation costs per pound. Domestic average yields improved during the second quarter of 1996 from the levels of late 1995 and early 1996 and were essentially equal to that of the prior year quarter. Domestic operating profit also benefited from reduced Federal excise tax liabilities on transportation of freight by air, partially offset by higher jet fuel costs. However, Congress recently passed a bill which proposes to reinstate this Federal excise tax from the date of enactment through December 31, 1996. Although it is anticipated that the President will sign the legislation into law, management cannot predict when the tax will become effective and thus cannot determine the impact the tax, if enacted, will have on the results of the Burlington Group for the balance this year.

International expedited freight service revenues of $172.5 million in the second quarter represented a $3.4 million (2%) increase over the $169.0 million reported in the comparable quarter in 1995. Revenues from other activities, primarily international, which include transactions such as customs clearance and import related services, as well as ocean freight services, increased 24% or $11.2 million to $57.0 million. The growth in revenues from these other activities was mainly due to an increase in international shipment volume and the continued expansion of ocean freight services. International operating profit amounted to $6.3 million in the second quarter of 1996, $1.3 million lower than the 1995 quarter, as lower European results were only partially offset by improved U.S. exports. International expedited freight service pricing declined from the second quarter of 1995 as overseas price weakness was only partially offset by continuing improvement in U.S. export pricing. International expedited freight service volume increased 7% compared to the prior year quarter reflecting higher overseas volumes.

Burlington's operating profit amounted to $25.0 million in the first six months of 1996, an increase of $2.5 million (11%) from the level reported in the first six months of 1995. Worldwide revenues increased by 7% to $715.4 million from $665.9 million in the 1995 six months. The $49.5 million growth in revenues principally reflects a 6% increase in worldwide expedited freight service pounds shipped, reaching 697.2 million pounds in the first half of 1996, and higher other revenues, partially offset by a 3% decline in the worldwide average yield. Worldwide expenses amounted to $691.1 million, $46.3 million (7%) higher than in the first half of 1995.

Domestic expedited freight service revenues of $262.7 million in the first six months of 1996 were $6.5 million (3%) higher than the prior year period. Domestic operating profit increased to $13.7 million in the first six months of 1996 from $11.5 million in the prior year period. The higher operating profit reflected higher volume, lower average transportation costs and the benefit from reduced Federal excise tax liabilities, partially offset by lower average yields. The decline in the average yield for the first six months of 1996 compared to the same period of 1995 was due to lower average pricing for Burlington's overnight service as well as a reduction in the proportion of overnight freight in the sales mix. On average, Burlington achieved lower operating costs compared to the prior year six months as a result of its ability to adjust its fleet, station and labor cost structure to its changing volume requirements.

International expedited freight service revenues of $342.2 million in the first six months of 1996 represented an $11.9 million (4%) increase over the $330.2 million reported in the comparable period in 1995. Revenues from other activities increased 39% or $31.1 million to $110.5 million. International operating profit amounted to $11.3 million in the first six months of 1996, 3% higher than the first six months of 1995, principally due to an 8% favorable change in international expedited freight service weight shipped, increased margin from import services and ocean freight and lower average transportation costs, partially offset by 4% lower average yields. Increased volume reflects growth in the worldwide flow of international airfreight and the expansion of company-owned operations.

Brink's
- -------
The following is a table of selected financial data for Brink's on a comparative basis:

                       Three Months Ended June 30Six Months Ended June 30
(In thousands)                      1996     1995         1996       1995
====================================================================================
Revenues:
  North America (United States
  and Canada)                         $   103,935       92,551    202,115    180,981
  International subsidiaries               79,476       61,992    157,150    122,653
- ------------------------------------------------------------------------------------
Total revenues                        $   183,411      154,543    359,265    303,634

Operating expenses                        149,143      125,014    292,651    248,224
Selling, general and
 administrative                            22,069       19,981     44,543     38,964
- ------------------------------------------------------------------------------------
Total costs and expenses                  171,212      144,995    337,194    287,188
- ------------------------------------------------------------------------------------
Other operating income (expense)              325          688       (169)     1,173
- ------------------------------------------------------------------------------------
Operating profit:
  North America (United States
  and Canada)                         $     8,161        7,010     14,091     12,526
  International operations                  4,363        3,226      7,811      5,093
- ------------------------------------------------------------------------------------
Total operating profit                $    12,524       10,236     21,902     17,619
====================================================================================

Depreciation and amortization         $     5,708        5,340     11,737     10,496
====================================================================================

Cash capital expenditures             $     9,198        5,685     16,004     11,476
====================================================================================


Brink's consolidated revenues totaled $183.4 million in the second quarter of 1996 compared with $154.5 million in the second quarter of 1995. Brink's operating profit of $12.5 million in the second quarter of 1996 represented a $2.3 million or 22% increase over the $10.2 million operating profit reported in the prior year quarter. The revenue increase of $28.9 million, or 19%, in the 1996 second quarter was offset in part by an increase in operating expenses and selling, general and administrative expenses of $26.2 million and a decrease in other operating income of $0.4 million.

Revenues from North American operations (United States and Canada) increased $11.4 million, or 12%, to $103.9 million in the 1996 second quarter from $92.6 million in the prior year quarter. North American operating profit increased $1.2 million, or 16%, to $8.2 million in the current year quarter from $7.0 million in the second quarter of 1995. The operating profit improvement primarily resulted from improved armored car operations, which includes ATM servicing.

Revenues from international subsidiaries increased $17.5 million to $79.5 million in the 1996 second quarter from $62.0 million in the 1995 quarter. Approximately 45% of the increase in international revenues was due to the consolidation of the results of Brink's Colombia, in which Brink's increased its ownership from 47% to 51% during the third quarter of 1995. Operating profits from international subsidiaries and minority-owned affiliates amounted to $4.4 million in the current year quarter compared to $3.2 million in the prior year second quarter. The earnings increase for the second quarter of 1996 continued to reflect higher operating profits in Latin America which more than offset lower results in Europe, primarily in France and Holland. On a comparable basis, 1996 versus 1995, current year's operating profit reflects a $1.1 million benefit from the consolidation of Colombia's operating profits. Brazil (100% owned) continued to achieve improved results due to strong volume growth and effective controls over operating and administrative costs, as operating profits amounted to $1.6 million compared to break-even results in the prior year quarter. The $0.7 million in equity earnings generated by Brink's Mexican affiliate (20% owned) was a significant improvement over the $0.6 million loss recorded in the second quarter of 1995, as the benefits of workforce reductions, cost controls and operational improvements continue to be realized.

Brink's consolidated revenues totaled $359.3 million in the first six months of 1996 compared with $303.6 million in the first six months of 1995. Brink's operating profit of $21.9 million in the first six months of 1996 represented a $4.3 million or 24% increase over the $17.6 million operating profit reported in the prior year period. The revenue increase of $55.6 million, or 18%, in the first half of 1996 was offset in part by an increase in operating expenses and selling, general and administrative expenses of $50.0 million and a decrease in other operating income of $1.3 million.

Revenues from North American operations increased $21.1 million, or 12%, to $202.1 million in the first six months of 1996 from $181.0 million in the same period of 1995. North American operating profit increased $1.6 million, or 12%, to $14.1 million in the current year period from $12.5 million in the same period of 1995. The operating profit improvement for the six months of 1996 primarily resulted from improved armored car operations, which includes ATM servicing.

Revenues from international subsidiaries increased $34.5 million to $157.2 million in the first six months of 1996 from $122.7 million in the first six months of 1995. Consolidation of the results of Brink's Colombia accounted for approximately 46% of the increase in international revenues. Operating profits from international subsidiaries and minority-owned affiliates amounted to $7.8 million in the current year period compared to $5.1 million in the prior year period. Higher operating profits in Latin America more than offset lower results in Europe. On a comparable basis, 1996 versus 1995, current year's operating profit includes a $2.0 million benefit from the consolidation of Colombia. Brazil's operating profits amounted to $3.0 million in the first six months of 1996 compared to $0.9 million in the first six months of 1995. Equity in earnings from Brink's Mexican affiliate amounted to $1.0 million compared with a $1.0 million loss recorded in the first six months of 1995.

BHS
- ---
The following is a table of selected financial data for BHS on a comparative basis:

                        Three Months Ended June 30    Six Months Ended June 30
(Dollars in thousands)            1996        1995           1996         1995
================================================================================
Revenues                      $ 38,644      31,063         75,350       61,372
Operating expenses              20,300      16,350         39,358       32,664
Selling, general and
 administrative                  6,943       5,302         13,489       10,392
- --------------------------------------------------------------------------------
Total costs and expenses        27,243      21,652         52,847       43,056
- --------------------------------------------------------------------------------

Operating profit              $ 11,401       9,411         22,503       18,316
================================================================================
Depreciation and amortization $  7,276       5,331         13,809       10,420
================================================================================
Cash capital expenditures     $ 15,151       9,214         30,049       19,141
================================================================================
Annualized service revenues (a)                        $  116,509       95,810
================================================================================
Number of subscribers:
  Beginning of  period         395,676     332,434        378,659      318,029
  Installations                 24,447      19,290         48,703       38,362
  Disconnects                   (7,532)     (5,184)       (14,771)      (9,851)
- --------------------------------------------------------------------------------
End of period                  412,591     346,540        412,591      346,540
================================================================================


(a) Annualized service revenue is calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for monitoring, maintenance and related services.


Revenues for BHS increased by $7.5 million (24%) to $38.6 million in the second quarter of 1996 from $31.1 million in the 1995 quarter. In the first six months of 1996, revenues for BHS increased by $14.0 million (23%) to $75.4 million from $61.4 million in the first six months of 1995. The increase in revenues was predominantly from higher ongoing monitoring and service revenues, caused by a 19% growth in the subscriber base. As a result of such growth, annualized service revenues in force at the end of the second quarter of 1996 grew 22% over the amount in effect at the end of the second quarter of 1995. The total amount of installation revenue in the second quarter and first six months of 1996 also grew by 34% and 28%, respectively, over the amount recorded in the same periods of 1995, as a result of the increased volume of installations.

Operating profit of $11.4 million in the second quarter of 1996 represented an increase of $2.0 million (21%) compared to the $9.4 million earned in the 1995 second quarter. In the first six months of 1996, operating profit increased $4.2 million (23%) to $22.5 million from $18.3 million earned in the first six months of 1995. The increase in operating profit largely stemmed from the growth in the subscriber base and higher average monitoring and services revenues, partially offset by higher depreciation and increased account servicing and administrative expenses, which are a consequence of the larger subscriber base.

The favorable change in operating profit for the second quarter and first six months of 1996 also reflects a reduction in the amount of net installation and marketing costs incurred during the quarter and six months of 1996 of $0.4 million and $1.1 million, respectively, compared to the prior year periods. Operating profit as a percentage of revenue remained at approximately 30% in the second quarter and first six months of 1996 as compared to the prior year periods.

The subscriber base on June 30, 1996, totaled 412,591 customers, 19% higher than the balance at the end of the second quarter of 1995. Annualized service revenues amounted to $116.5 million in June 1996, 22% higher than in the comparable period in 1995. The favorable change reflects the increased subscriber base as well as higher average monthly revenues, principally generated by customer service contracts.

Coal
- ----
The following is a table of selected financial data for the Coal operations on a comparative basis:

                             Three Months Ended June 30  Six Months Ended June 30
(In thousands)                         1996         1995         1996       1995
===================================================================================
Net sales                         $ 169,896      179,987      335,364     371,270

Cost of sales                       165,306      177,978      356,116     368,945
Selling, general and
 administrative                       5,509        5,622       14,381      11,702
Restructuring and other charges,
 including litigation accrual             -            -      (35,650)          -
- -----------------------------------------------------------------------------------
Total costs and expenses            170,815      183,600      334,847     380,647
- -----------------------------------------------------------------------------------
Other operating income                6,109        9,423        9,050      16,498
- -----------------------------------------------------------------------------------
Operating profit (loss)           $   5,190        5,810        9,567       7,121
===================================================================================
Coal sales (tons):
 Metallurgical                        1,954        2,284        3,999       4,717
 Utility and industrial               3,831        3,985        7,403       8,444
- -----------------------------------------------------------------------------------
Total coal sales                      5,785        6,269       11,402      13,161
===================================================================================
Production/purchased (tons):
 Deep                                   991          984        2,053       2,041
 Surface                              2,870        3,276        5,586       7,129
 Contract                               459          508          854       1,041
- -----------------------------------------------------------------------------------
                                      4,320        4,768        8,493      10,211
Purchased                             1,376        1,765        2,984       3,502
- -----------------------------------------------------------------------------------
Total                                 5,696        6,533       11,477      13,713
===================================================================================


Coal operations generated an operating profit of $5.2 million in the second quarter of 1996, compared to $5.8 million recorded in the 1995 second quarter. Included in the current quarter's results are pretax benefits of $3.0 million from settlements of outstanding litigation and $1.7 million reduction in expenses resulting from the recently enacted Commonwealth of Virginia law providing refundable credits for coal produced in Virginia (discussed further below). The second quarter of 1995 included a pretax gain of $5.3 million for the disposition of coal reserves and a $2.5 million benefit from a favorable litigation decision which reduced previously expensed employee benefit costs.

Coal operations had an operating profit of $9.6 million in the first six months of 1996 compared to an operating profit of $7.1 million in the prior year. Operating profit in the first six months of 1996 included, in addition to the second quarter benefits outlined above, a benefit of $35.7 million from the settlement of the Evergreen lawsuit at an amount lower than previously accrued in 1993 and a $27.8 million charge related to the implementation of a new accounting standard (discussed further below). The charge is included in cost of sales ($24.2 million) and selling, general and administrative expenses ($3.6 million). Operating profit in the first half of 1995 included $8.3 million in gains from the sale of coal reserves.

The operating profit of Coal operations, excluding the effects of the Evergreen settlement and the implementation of SFAS No. 121, is analyzed as follows:


(In thousands,            Three Months Ended June 30 Six Months Ended June 30
except per ton amounts)                1996     1995         1996      1995
==============================================================================
Net coal sales                      $168,551  179,495      332,459   370,233
Current production
 cost of coal sold                   157,052  170,560      315,023   353,178
- ------------------------------------------------------------------------------
Coal margin                           11,499    8,935       17,436    17,055
Non-coal margin                          249      139          856       306
Other operating income (net)           5,963    9,423        8,904    16,498
- ------------------------------------------------------------------------------
Margin and other income               17,711   18,497       27,196    33,859
- ------------------------------------------------------------------------------
Other costs and expenses:
 Idle equipment and closed mines         200    3,175          459     4,560
 Inactive employee cost                7,063    3,889       14,487    10,476
 General and administrative            5,258    5,623       10,494    11,702
- ------------------------------------------------------------------------------
Total other costs and expenses        12,521   12,687       25,440    26,738
- ------------------------------------------------------------------------------
Operating profit (adjusted
 as stated above)                   $  5,190    5,810        1,756     7,121
- ------------------------------------------------------------------------------
Coal margin per ton:
 Realization                        $  29.14    28.63        29.16     28.13
 Current production cost
  of coal sold                         27.15    27.21        27.63     26.83
- ------------------------------------------------------------------------------
Coal margin                         $   1.99     1.42         1.53      1.30
==============================================================================


Total coal margin of $11.5 million for the second quarter of 1996 represented an increase of $2.6 million from the comparable period in 1995. The improvement in coal margin reflects a $.57 per ton (40.1%) increase in average coal margin, partially offset by a decrease in sales volume.

Sales volume of 5.8 million tons in the 1996 second quarter was 0.5 million tons less than the 6.3 million tons sold in the prior year quarter. Steam coal sales decreased by 0.2 million tons, to 3.8 million tons, and metallurgical coal sales declined by 0.3 million tons, to 2.0 million tons. Steam coal sales represented 66% of total volume in the 1996 second quarter and 64% in the 1995 second quarter.

Coal margin per ton increased to $1.99 per ton in the current quarter from $1.42 per ton for the comparable period in 1995 as a $0.51 per ton (1.8%) increase in realization was augmented by a $0.06 per ton decrease in the current production cost of coal sold. The average realization improvement was largely due to an increase in metallurgical coal pricing as the effect of the increase in pricing for the coal contract year that began April 1, 1995 was not fully realized until periods beginning after the second quarter 1995. The weighted average price for expected metallurgical coal shipments for the contract year which began on April 1, 1996 is approximately equal to the prior year level. While steam coal spot pricing remains at exceptionally low levels, the majority of Coal operations' steam coal sales were, and continue to be sold under long term contracts.

The current production cost of coal sold decreased $0.06 per ton to $27.15 per ton in the second quarter 1996 as compared to the prior year period as lower cost from company deep and surface mines, including the previously mentioned Virginia coal credit, offset higher contract and purchased coal costs. Production in the 1996 second quarter totaled 4.3 million tons, a 9.4% decrease compared to the 4.8 million tons produced in the 1995 second quarter. The decline reflected lower surface mine production, which was caused by exhaustion of reserves at certain mines, idling of a mine subsequent to the second quarter of 1995 and the sale of Coal operations' Ohio operations at the end of 1995. Second quarter surface production accounted for 66% and 69% of total production in 1996 and 1995, respectively. Productivity of 38 tons per man day represented a 6.4% increase from the 1995 level.

Non-coal margin in the second quarter of 1996 amounted to $0.2 million, $0.1 million higher than in the second quarter of 1995. The increase largely reflects the impact of a favorable change in natural gas prices. Other operating income, reflecting the litigation settlements, sales of properties and equipment and third party royalties, amounted to $6.0 million in the second quarter of 1996, $3.5 million less than in the comparable period of 1995. The higher level of income recorded in the 1995 period largely reflects $5.3 million of income generated from the sale of coal reserves.

Idle equipment and closed mine costs decreased by $3.0 million in the 1996 second quarter. Idle equipment expenses were reduced from the prior year level as a result of Coal operations' improved equipment management program. Inactive employee costs, which primarily represent long term employee liabilities for pension and retiree medical costs, increased by $3.2 million to $7.1 million in the 1996 second quarter. The 1995 quarter reflects a benefit of $2.5 million from a litigation decision and the use of higher long-term interest rates to calculate the present value of the long-term liabilities.

For the first six months of 1996, coal margin was $17.4 million, an increase of $0.4 million over the 1995 period. The increase reflects a $0.23 per ton improvement in coal margin (17.7%), mostly offset by a sales volume decrease of 1.8 million tons (13.4%).

Sales volume of 11.4 million tons in the first half of 1996 was 1.8 million tons less than the 13.2 million tons sold in the 1995 period. Metallurgical coal sales declined by 0.7 million tons (15.2%) to 4.0 million tons and steam coal sales decreased by 1.0 million tons (12.3%) to 7.4 million tons compared to the prior year. Steam coal sales represented 65% of the total 1996 sales volume, a 1% increase when compared to 1995.

Coal margin per ton increased to $1.53 per ton in the first six months of 1996 from $1.30 per ton for the same period of 1995, as a $1.03 (3.7%) per ton increase in realization was only partially offset by a $0.80 (3.0%) per ton increase in the current production cost of coal sold. The increase in realization was mostly due to the timing of the improved metallurgical pricing for the contract year that began April 1, 1995, the full effect of which was not realized until after the first half of 1995.

The current production cost of coal sold for the first half of 1996 was $27.63 per ton as compared to $26.83 per ton for the first half of 1995, reflecting overall higher cost of production. Production for the year-to-date 1996 period totaled 8.5 million tons, a decrease of 16.8% from the 1995 prior period reflecting the decreased number of producing mines due to idlement, reserve exhaustion or sale. Surface production accounted for 66% and 70% of the total volume in the 1996 and 1995 periods, respectively. Productivity of 37 tons per man day represents a 1.9% increase over the 1995 period.

The non-coal margin was $0.9 million for the first half of 1996, an increase of $0.6 million due to improved natural gas prices over the 1995 period. Other operating income, including the litigation settlements, sales of properties and equipment and third party royalties, was $8.9 million for the 1996 period, a decrease of $7.6 million from 1995. The 1995 period reflected a gain of $8.3 million from the sale of coal reserves.

Idle equipment and closed mines costs decreased by $4.1 million in the first half of 1996 compared to the prior year due to the improved equipment management program. Inactive employee costs of $14.5 million represented an increase of $4.0 million as compared to 1995. The 1995 period reflected a reduction of previously expensed employee benefit costs totaling $2.5 million and the use of a higher long term interest rate to determine the present value of the long term employee benefit liabilities.

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

In late March 1996, a settlement was reached in the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows: $25.8 million upon dismissal of the Evergreen Case in March 1996 and the remainder of $24.0 million in installments of $7.0 million in August 1996 and $8.5 million in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Coal operations. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan. Separate lawsuits against each of the UMWA and the Bituminous Coal Operators Association, previously reported, have also been dismissed.

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

Coal operations continued cash funding for charges recorded in prior years for facility closure costs recorded as restructuring and other charges. The following table analyzes the changes in liabilities during the first six months of 1996 for such costs:
                                                  Employee
                                        Mine  Termination,
                           Leased        and       Medical
                        Machinery      Plant           and
                              and    Closure     Severance
                        Equipment      Costs         Costs        Total
   ----------------------------------------------------------------------
   Balance as of
    December 31, 1995    $  1,218     28,983        36,077       66,278
   Payments                   462      2,862         3,137        6,461
   ----------------------------------------------------------------------
   Balance as of
    June 30, 1996        $    756     26,121        32,940       59,817
   ======================================================================


In April 1996, the Commonwealth of Virginia enacted into law the "Coalfield Employment Enhancement Tax Credit." The new law, which is effective from January 1, 1996 through December 31, 2001, provides Virginia coal producers with a refundable credit for coal produced in Virginia. The credit ranges from $.40 per ton for surface coal to $1 to $2 per ton of underground coal mined, depending upon seam thickness, with certain modifications to the surface and deep mined credit rates based on employment levels. The credits generated can be utilized under a predetermined schedule beginning with the year 1999 through the year 2008. At current production levels, Coal operations estimates it will generate approximately $4.0 million in credits in 1996 to be realized in future years according to the law.

Mineral Ventures
- ----------------
The following is a table of selected financial data for Mineral Ventures on a comparative basis:


(Dollars in thousands,     Three Months Ended June 30    Six Months Ended June 30
except ounce data)                   1996        1995              1996      1995
==================================================================================
Net sales                        $  5,372       4,224            10,156     8,681

Cost of sales                       4,138       2,882             7,105     5,855
Selling, general
 and administrative                   950         960             1,738     1,577
- ----------------------------------------------------------------------------------
Total costs and expenses            5,088       3,842             8,843     7,432
Other operating income                291         194               436       242
- ----------------------------------------------------------------------------------
Operating profit                  $   575         576             1,749     1,491
==================================================================================
Stawell Gold Mine:
Mineral Ventures's 50% direct share:
 Ounces sold                       12,841      10,646            24,600    21,492
 Ounces produced                   11,868      10,690            23,982    21,288
==================================================================================
Average realized gold price per ounce (US$):
 Realization                      $   421         394               411       397
 Cash cost                        $   287         267               273       265
==================================================================================


Operating profit of Mineral Ventures operations amounted to $0.6 million in the 1996 second quarter, which equaled operating profit in the second quarter of 1995. In the first six months of 1996, operating profit increased $.2 million to $1.7 million from an operating profit of $1.5 million in the first six months of 1995. Operating profit for the second quarter and first six months of 1996 continued to reflect strong results achieved by the Stawell gold mine in western Victoria, Australia, in which Mineral Ventures has a 67% direct and indirect interest. The Stawell mine's earnings reflect the benefit from processing a higher grade of ore. During the latter part of the second quarter of 1996, however, results were negatively impacted by two lost time accidents as well as some equipment problems, which resulted in production shortfalls and higher costs.

During the second quarter, the Australian joint venture in which Mineral Ventures owns a 34% direct interest, formally announced that the Silver Swan nickel deposit in Australia will be developed as an underground mine with production expected to commence in mid-1997. The indicated resource between 200 and 550 meters below surface of 440,000 tons at 14% nickel has been adjusted for dilution and mining recovery to give a probable ore reserve of 640,000 tons at 9.5% nickel. According to the announcement, this estimate of tonnage is regarded as +/- 30% in accuracy prior to underground inspection. Additional high-grade mineralization has been encountered in drilling to the 735 meter level; however, at this time, there has been insufficient drill density to permit assessment of a resource over the vertical interval 550-735 meters. In addition, a disseminated nickel sulphide mineralization adjacent to Silver Swan, named Cygnet, has been estimated to contain a total indicated and inferred resource of 3.5 million tons at 1.4% nickel. After completion of test work, a feasibility study for bringing Cygnet into production will be undertaken later in 1996.

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

Other Operating Income
- ----------------------
Other operating income includes the Company's share of net income of unconsolidated affiliates, primarily equity affiliates of Brink's, royalty income and gains and losses from sales of coal assets. Other operating income in the second quarter of 1996 decreased $4.0 million to $7.2 million from $11.2 million in the second quarter of 1995, and in the first six months of 1996 decreased $9.2 million to $10.0 million from $19.3 million in the first six months of 1995. The decrease in the quarter and first six months of 1996 from the comparable periods of 1995 is largely due to lower gain from the sales of coal assets and a decrease in Brink's share of the reported results of its equity affiliates. Results in the second quarter and first six months of 1995 included $5.3 million and $8.3 million in gains from the sale of coal reserves, respectively. Brink's share of the reported results of its equity affiliates for the second quarter and first six months of 1996 decreased $0.2 million and $1.2 million, respectively, compared with the same periods for the prior year. The results of Brink's equity affiliates in the second quarter and first six months of 1995 included $0.4 million and $1.0 million, respectively, in equity income from Colombia which became a consolidated subsidiary during the latter half of 1995, subsequent to an additional investment bringing Brink's ownership to a majority interest in the operation.

The Company's corporate office headquarters will be relocating to Richmond, Virginia, during September 1996. The costs of this move, which includes moving expense, employee relocation, severance pay and temporary employee costs, is estimated to be $3.0 million, and will be expensed in the third quarter.

Interest Expense
- ----------------
Interest expense decreased $0.3 million to $3.4 million in the second quarter of 1996 from $3.7 million in the prior year quarter, and in the first six months of 1996 increased $0.4 million to $7.1 million from $6.7 million in the first six months of 1995.

Other Income (Expense), Net
- ---------------------------
Other net expense for the second quarter of 1996 increased $0.5 million to a net expense of $2.0 million from a net expense of $1.5 million in the second quarter of 1995, and in the first six months of 1996 increased $2.2 million to $4.4 million from $2.2 million in the same period a year earlier. Higher minority interest expense at Brink's contributed to the increased expense for the current year quarter and six month periods. In addition, other net expense in the first six months of 1996 includes a loss for the termination of an overseas sublease agreement at Burlington.


FINANCIAL CONDITION

Cash Provided by Operations
- ---------------------------
Cash provided by operating activities during the first six months of 1996 totaled $67.1 million compared with $37.5 million in the first six months of 1995. Net income, noncash charges and changes in operating assets and liabilities in the first six months of 1996 were significantly affected by two non-recurring items, a benefit from the settlement of the Evergreen case at an amount less than originally accrued and a charge related to the implementation of SFAS No. 121; these items had no effect on cash generated by operations.
The initial payment of $25.8 million related to the Evergreen case settlement was entirely funded by an escrow account previously established by the Company. The amount previously escrowed and accrued was included in "Short-term investments" and "Accrued liabilities" on the Company's balance sheet.

Capital Expenditures
- --------------------
Cash capital expenditures for the first six months of 1996 totaled $78.0 million, $22.7 million higher than in the comparable period in 1995. Of the 1996 amount, $15.1 million was spent by Burlington, $16.0 million was spent by Brink's, $30.0 million was spent by BHS, $11.3 million was spent by Coal, $1.5 million was spent by Mineral Ventures and $4.1 million was spent to acquire the Company's new corporate office headquarters located in Richmond, Virginia. Expenditures incurred by BHS in the first six months of 1996 were primarily for customer installations, reflecting expansion of the subscriber base. For the full year 1996, company-wide capital expenditures are projected to approximate $175 million. The foregoing amounts exclude equipment expenditures that have been or are expected to be financed through capital and operating leases. Increased full-year expenditures in 1996 compared to 1995 are largely attributable to BHS for continued expansion of the subscriber base and Brink's in support of business expansion.

Other Investing Activities
- --------------------------
All other investing activities in the first six months of 1996 provided net cash of $2.5 million, primarily from the disposal of property, plant and equipment and other investing assets, net of expenditures for aircraft heavy maintenance.

Financing
- ---------
The Company intends to fund its capital expenditure requirements during the remainder of 1996 with anticipated cash flows from operating activities and through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or other borrowing arrangements. The Company has a $350 million revolving credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100 million term loan and also permits additional borrowings, repayments, and reborrowings of up to an aggregate of $250 million. During the second quarter of 1996, the maturity date of both the term loan and revolving credit portion of the Facility was extended to May 31, 2001. As of June 30, 1996, borrowings of $100 million were outstanding under the term loan portion of the Facility and $18.4 million of additional borrowings were outstanding under the remainder of the facility. The Company also maintains agreements with financial institutions whereby it has the right to sell certain coal receivables, with recourse, to those institutions. As of June 30, 1996, coal receivables of approximately $5.0 million sold under these agreements were outstanding.

Debt
- ----
Outstanding debt, including borrowings under revolving credit agreements, aggregated $191.2 million at June 30, 1996, up from $177.6 million at year-end 1995. Cash provided from operating activities, a reduction in cash balances, other investing activities and the exercise of stock options were not sufficient to fund capital expenditures, dividend payments, repurchases of Company stock and the cost of the Brink's Stock proposal, resulting in additional borrowings.

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

In November 1995, the Board authorized a revised share repurchase program which allows for the purchase, from time to time, of up to 1,500,000 shares of Brink's Stock, 1,500,000 shares of Burlington Stock and 1,000,000 shares of Minerals stock, not to exceed an aggregate purchase price of $45.0 million. As of June 30, 1996, 5,000 shares of Burlington Stock at a total cost of $0.1 million were repurchased under the program, all of which were repurchased in the second quarter of 1996.

In 1994, the Board authorized the repurchase from time to time of up to $15 million of the Company's cumulative convertible preferred stock. In November 1995, the Board authorized an increase in the remaining authority to $15 million. No share repurchases were made in 1995 subsequent to the increased authorization.

During the quarter and six months ended June 30, 1996, the Company purchased 10,600 shares of its cumulative convertible preferred stock at a total cost of $4.0 million. In July 1996, the Company purchased an additional 10,300 of these shares for $3.9 million.

Dividends
- ---------
The Board intends to declare and pay dividends on Brink's Stock, Burlington Stock and Minerals Stock based on the earnings, financial condition, cash flow and business requirements of the Brink's Group, Burlington Group and the Minerals Group, respectively. Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its public debt and bank credit agreements, losses by one Group could affect the Company's ability to pay dividends in respect of stock relating to the other Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount as defined in the Company's Articles of Incorporation. At June 30, 1996, the Available Minerals Dividend Amount was at least $24.4 million.

During the first six months of 1996 and 1995, the Board declared and the Company paid cash dividends of 32.5 cents per share of Minerals Stock. During the first six months of 1996, the Board declared and the Company paid dividends of 5 cents per share of Brink's Stock and 12 cents per share of Burlington Stock. In the first six months of 1995, the Board declared and the Company paid dividends of 10 cents per share of Services Stock which has been attributed: 4.6 cents for each share of Brink's Stock and 10.8 cents for each share of Burlington Stock, which reflects the distribution of one-half share of Burlington Stock for each share of Services Stock. Dividends paid on the cumulative convertible preferred stock in the first six months of 1996 and 1995 were $2.0 million and $2.3 million, respectively. Preferred dividends included on the Company's Statement of Operations for the six months ended June 30, 1996 and 1995, are net of $1.1 million and $1.0 million, respectively, which was the excess of the carrying amount of the preferred stock over the cash paid to holders of the preferred stock for preferred stock repurchases.

                           PITTSTON BRINK'S GROUP
                               BALANCE SHEETS
                               (In thousands)


                                                   June 30,December 31,
                                                       1996        1995
===========================================================================
ASSETS    (Unaudited)
Current assets:
Cash and cash equivalents                       $    19,617       21,977
Short-term investments, at lower of
 cost or market                                       2,244        3,288
Accounts receivable (net of estimated
 amount uncollectible: 1996 - $4,407;
 1995 - $3,756)                                     116,260      113,790
Receivable - Pittston Minerals Group                  1,276        3,945
Inventories, at lower of cost or market               2,576        2,795
Prepaid expenses                                     13,960       10,380
Deferred income taxes                                13,178       13,146
- --------------------------------------------------------------------------
Total current assets                                169,111      169,321

Property, plant and equipment, at cost
 (net of accumulated depreciation and
 amortization: 1996 - $230,401;
        1995 - $214,424)                            235,613      214,653
Intangibles, net of amortization                     27,950       28,893
Investment in and advances to
 unconsolidated affiliates                           27,416       28,406
Deferred pension assets                              34,278       33,923
Deferred income taxes                                 1,312        1,081
Other assets                                          9,693        8,449
- --------------------------------------------------------------------------
Total assets                                    $   505,373      484,726
==========================================================================


LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term borrowings                           $     4,237        4,858
Current maturities of long-term debt                  2,167        4,117
Accounts payable                                     33,244       35,460
Accrued liabilities                                  89,960       86,006
- --------------------------------------------------------------------------
Total current liabilities                           129,608      130,441

Long-term debt, less current maturities               3,766        5,795
Postretirement benefits other than pensions           3,707        3,475
Workers' compensation and other claims               11,358       11,292
Deferred income taxes                                36,313       37,529
Payable - Pittston Minerals Group                     6,778        7,844
Minority interests                                   21,362       21,361
Other liabilities                                     8,640        8,184
Shareholder's equity                                283,841      258,805
- --------------------------------------------------------------------------
Total liabilities and shareholder's equity      $   505,373      484,726
==========================================================================

See accompanying notes to financial statements.

                           PITTSTON BRINK'S GROUP
                          STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)
                                 (Unaudited)


                      Three Months Ended June 30 Six Months Ended June 30
                                    1996    1995          1996       1995
==========================================================================
Operating revenues          $    222,055 185,606       434,615    365,006

Operating expenses               169,443 141,364       332,009    280,888
Selling, general and
 administrative expenses          30,784  26,548        61,359     51,748
- --------------------------------------------------------------------------
Total costs and expenses         200,227 167,912       393,368    332,636
- --------------------------------------------------------------------------

Other operating income
 (expense), net                      325     688          (169)     1,173
- --------------------------------------------------------------------------
Operating profit                  22,153  18,382        41,078     33,543

Interest income                      755     455           989        985
Interest expense                    (518)   (501)         (985)      (951)
Other income (expense), net       (1,155)   (890)       (2,172)    (1,242)
- --------------------------------------------------------------------------
Income before income taxes        21,235  17,446        38,910     32,335
Provision for income taxes         7,200   5,481        13,036     10,824
- --------------------------------------------------------------------------
Net income                  $     14,035  11,965        25,874     21,511
==========================================================================

Per common share:
Net income                  $        .37     .32           .68        .57
==========================================================================
Cash dividends              $       .025    .023           .05       .046
==========================================================================
Average shares outstanding        38,152  37,916        38,105     37,912
==========================================================================


See accompanying notes to financial statements.

                           PITTSTON BRINK'S GROUP
                          STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)


                                               Six Months Ended June 30
                                                          1996     1995
==========================================================================
Cash flows from operating activities:
Net income                                        $     25,874   21,511
Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization                          25,616   20,969
 Provision (credit) for deferred income taxes           (1,234)     875
 Provision (credit) for pensions, noncurrent               245      (57)
 Provision for uncollectible accounts receivable         1,974    1,032
 Equity in earnings of unconsolidated affiliates,
  net of dividends received                                355      291
 Other operating, net                                    2,845      954
 Change in operating assets and liabilities:
  Decrease (increase) in accounts receivable            (3,852)  (6,120)
  Decrease (increase) in inventories                       219     (311)
  Decrease (increase) in prepaid expenses               (3,579)  (5,227)
  Increase (decrease) in accounts payable and
    accrued liabilities                                  1,295   (4,579)
  Decrease (increase) in other assets                   (2,496)     371
  Increase (decrease) in other liabilities                (209)   1,357
  Other, net                                               564   (1,009)
- ---------------------------------------------------------------------------
Net cash provided by operating activities               47,617   30,057
- ---------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment             (47,472) (30,724)
Proceeds from disposal of property,
 plant and equipment                                       910     1,655
Other, net                                               1,180      (59)
- ---------------------------------------------------------------------------
Net cash used by investing activities                  (45,382) (29,128)
- ---------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                          296    3,142
Reductions of debt                                      (5,327)  (2,195)
Payments (to) from - Minerals Group                      2,670   (2,063)
Proceeds from exercise of stock options                    678      863
Proceeds from stock purchased by benefit plans              44        -
Dividends paid                                          (1,883)  (1,781)
Repurchase of common stock                                   -   (1,867)
Cost of Brink's Stock Proposal                          (1,073)       -
- ---------------------------------------------------------------------------
Net cash used by financing activities                   (4,595)  (3,901)
- ---------------------------------------------------------------------------
Net decrease in cash and cash equivalents               (2,360)  (2,972)
Cash and cash equivalents at beginning of period        21,977   20,226
- ---------------------------------------------------------------------------
Cash and cash equivalents at end of period        $     19,617   17,254
===========================================================================

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

(2) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Brink's Group and the BHS segment for the first six months of 1996 and 1995 by $2,176 and $1,949, respectively and for the second quarter of 1996 and 1995 by $1,129 and $825, respectively. The effect of this change increased net income per common share of the Brink's Group for the first six months of 1996 and 1995 by $.03 each, and for the second quarter of 1996 and 1995 by $.02 and $.01, respectively.

(3) The amounts of depreciation and amortization of property, plant and equipment in the second quarter and six month period of 1996 totaled $12,700 ($10,331 in 1995) and $24,976 ($20,251 in 1995), respectively.

(4) Cash payments made for interest and income taxes (net of refunds received) were as follows:

                          Second Quarter             Six Months
                           1996     1995           1996       1995
     ----------------------------------------------------------------
       Interest        $    493      492          1,002        958
     ================================================================
       Income taxes    $ 12,071    6,100         15,545     10,501
     ================================================================


     During the six month period ended June 30, 1996, capital lease obligations of $275 were incurred for leases of property, plant and equipment. There were no capital lease obligations incurred for the six month period ended June 30, 1995.

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


                       SEGMENT INFORMATION

                         Three Months Ended June 30   Six Months Ended June 30
(In thousands)                     1996        1995           1996        1995
==============================================================================
Revenues:
Brink's                 $       183,411     154,543        359,265     303,634
BHS                              38,644      31,063         75,350      61,372
- ------------------------------------------------------------------------------
Revenues                $       222,055     185,606        434,615     365,006
==============================================================================

Operating profit:
Brink's                 $        12,524      10,236         21,902     17,619
BHS                              11,401       9,411         22,503     18,316
- ------------------------------------------------------------------------------
Segment operating
 profit                          23,925      19,647         44,405     35,935
General corporate expense        (1,772)     (1,265)        (3,327)    (2,392)
- ------------------------------------------------------------------------------
Operating profit        $        22,153      18,382         41,078     33,543
==============================================================================


RESULTS OF OPERATIONS

Net income totaled $14.0 million in the second quarter of 1996 compared with $12.0 million in the second quarter of 1995. Operating profit for the 1996 second quarter increased to $22.2 million from $18.4 million in the second quarter of 1995. The increase in net income and operating profit for the 1996 second quarter compared with the same period of 1995 was attributable to improved operating earnings for both Brink's and BHS businesses, only partially offset by increased general corporate expenses. Revenues for the 1996 second quarter increased $36.5 million or 20% compared with the 1995 second quarter, of which $28.9 million was from Brink's and $7.5 million was from BHS. Operating expenses and selling general and administrative expenses for the 1996 second quarter increased $32.3 million or 19% compared with the same period last year, of which $26.2 million was from Brink's and $5.6 million was from BHS. Other net operating income of $0.3 million amounted to a $0.4 million decline from $0.7 million of such income recorded in the second quarter of 1995.

In the first six months of 1996, net income totaled $25.9 million compared with $21.5 million in the first six months of 1995. Operating profit for the first six months of 1996 increased to $41.1 million from $33.5 million in the same period of 1995. The increase in net income and operating profit for the first six months of 1996 compared with the same period of 1995 was attributable to improved operating earnings for both Brink's and BHS businesses, only partially offset by increased general corporate expenses. Revenues for the first six months of 1996 increased $69.6 million or 19% compared with the first six months of 1995, of which $55.6 million was from Brink's and $14.0 million was from BHS. Operating expenses and selling general and administrative expenses for the first six months of 1996 increased $60.7 million or 18% compared with the same period last year, of which $50.0 million was from Brink's and $9.8 million was from BHS. Other net operating expense of $0.2 million amounted to a $1.4 million decline from $1.2 million of such income recorded in the first six months of 1995.

Brink's
- -------
The following is a table of selected financial data for Brink's on a comparative basis:

                       Three Months Ended June 30Six Months Ended June 30
(In thousands)                      1996     1995       1996       1995
================================================================================
Revenues:
  North America (United State
  and Canada)                   $103,935     92,551       202,115      180,981
  International subsidiaries      79,476     61,992       157,150      122,653
- --------------------------------------------------------------------------------
Total revenues                  $183,411    154,543       359,265      303,634

Operating expenses               149,143    125,014       292,651      248,224
Selling, general and
 administrative                   22,069     19,981        44,543       38,964
- --------------------------------------------------------------------------------
Total costs and expenses         171,212    144,995       337,194      287,188
- --------------------------------------------------------------------------------
Other operating income (expense)     325        688          (169)       1,173
- --------------------------------------------------------------------------------
Operating profit:
  North America (United States
  and Canada)                   $  8,161      7,010        14,091       12,526
  International operations         4,363      3,226         7,811        5,093
- --------------------------------------------------------------------------------
Total operating profit          $ 12,524     10,236        21,902       17,619
================================================================================

Depreciation and amortization   $  5,708      5,340        11,737       10,496
================================================================================

Cash capital expenditures       $  9,198      5,685        16,004       11,476
================================================================================


Brink's consolidated revenues totaled $183.4 million in the second quarter of 1996 compared with $154.5 million in the second quarter of 1995. Brink's operating profit of $12.5 million in the second quarter of 1996 represented a $2.3 million or 22% increase over the $10.2 million operating profit reported in the prior year quarter. The revenue increase of $28.9 million, or 19%, in the 1996 second quarter was offset in part by an increase in operating expenses and selling, general and administrative expenses of $26.2 million and a decrease in other operating income of $0.4 million.

Revenues from North American operations (United States and Canada) increased $11.4 million, or 12%, to $103.9 million in the 1996 second quarter from $92.6 million in the prior year quarter. North American operating profit increased $1.2 million, or 16%, to $8.2 million in the current year quarter from $7.0 million in the second quarter of 1995. The operating profit improvement primarily resulted from improved armored car operations, which includes ATM servicing.

Revenues from international subsidiaries increased $17.5 million to $79.5 million in the 1996 second quarter from $62.0 million in the 1995 quarter. Approximately 45% of the increase in international revenues was due to the consolidation of the results of Brink's Colombia, in which Brink's increased its ownership from 47% to 51% during the third quarter of 1995. Operating profits from international subsidiaries and minority-owned affiliates amounted to $4.4 million in the current year quarter compared to $3.2 million in the prior year second quarter. The earnings increase for the second quarter of 1996 continued to reflect higher operating profits in Latin America which more than offset lower results in Europe, primarily in France and Holland. On a comparable basis, 1996 versus 1995, current year's operating profit reflects a $1.1 million benefit from the consolidation of Colombia's operating profits. Brazil (100% owned) continued to achieve improved results due to strong volume growth and effective controls over operating and administrative costs, as operating profits amounted to $1.6 million compared to break-even results in the prior year quarter. The $0.7 million in equity earnings generated by Brink's Mexican affiliate (20% owned) was a significant improvement over the $0.6 million loss recorded in the second quarter of 1995, as the benefits of workforce reductions, cost controls and operational improvements continue to be realized.

Brink's consolidated revenues totaled $359.3 million in the first six months of 1996 compared with $303.6 million in the first six months of 1995. Brink's operating profit of $21.9 million in the first six months of 1996 represented a $4.3 million or 24% increase over the $17.6 million operating profit reported in the prior year period. The revenue increase of $55.6 million, or 18%, in the first half of 1996 was offset in part by an increase in operating expenses and selling, general and administrative expenses of $50.0 million and a decrease in other operating income of $1.3 million.

Revenues from North American operations increased $21.1 million, or 12%, to $202.1 million in the first six months of 1996 from $181.0 million in the same period of 1995. North American operating profit increased $1.6 million, or 12%, to $14.1 million in the current year period from $12.5 million in the same period of 1995. The operating profit improvement for the six months of 1996 primarily resulted from improved armored car operations, which includes ATM servicing.

Revenues from international subsidiaries increased $34.5 million to $157.2 million in the first six months of 1996 from $122.7 million in the first six months of 1995. Consolidation of the results of Brink's Colombia accounted for approximately 46% of the increase in international revenues. Operating profits from international subsidiaries and minority-owned affiliates amounted to $7.8 million in the current year period compared to $5.1 million in the prior year period. Higher operating profits in Latin America more than offset lower results in Europe. On a comparable basis, 1996 versus 1995, current year's operating profit includes a $2.0 million benefit from the consolidation of Colombia. Brazil's operating profits amounted to $3.0 million in the first six months of 1996 compared to $0.9 million in the first six months of 1995. Equity in earnings from Brink's Mexican affiliate amounted to $1.0 million compared with a $1.0 million loss recorded in the first six months of 1995.

BHS
- ---
The following is a table of selected financial data for BHS on a comparative basis:

                          Three Months Ended June 30  Six Months Ended June 30
(Dollars in thousands)              1996        1995          1996        1995
=================================================================================
Revenues                       $  38,644      31,063        75,350      61,372

Operating expenses                20,300      16,350        39,358      32,664
Selling, general and
 administrative                    6,943       5,302        13,489      10,392
- ---------------------------------------------------------------------------------
Total costs and expenses          27,243      21,652        52,847      43,056
- ---------------------------------------------------------------------------------

Operating profit               $  11,401       9,411        22,503      18,316
=================================================================================
Depreciation and amortization  $   7,276       5,331        13,809      10,420
=================================================================================

Cash capital expenditures      $  15,151       9,214        30,049      19,141
=================================================================================
Annualized service revenues (a)                          $ 116,509      95,810
=================================================================================
Number of subscribers:
  Beginning of  period           395,676     332,434       378,659     318,029
  Installations                   24,447      19,290        48,703      38,362
  Disconnects                     (7,532)     (5,184)      (14,771)     (9,851)
- ---------------------------------------------------------------------------------
End of period                    412,591     346,540       412,591     346,540
=================================================================================


(a) Annualized service revenue is calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for monitoring, maintenance and related services.


Revenues for BHS increased by $7.5 million (24%) to $38.6 million in the second quarter of 1996 from $31.1 million in the 1995 quarter. In the first six months of 1996, revenues for BHS increased by $14.0 million (23%) to $75.4 million from $61.4 million in the first six months of 1995. The increase in revenues was predominantly from higher ongoing monitoring and service revenues, caused by a 19% growth in the subscriber base. As a result of such growth, annualized service revenues in force at the end of the second quarter of 1996 grew 22% over the amount in effect at the end of the second quarter of 1995. The total amount of installation revenue in the second quarter and first six months of 1996 also grew by 34% and 28%, respectively, over the amount recorded in the same periods of 1995, as a result of the increased volume of installations.

Operating profit of $11.4 million in the second quarter of 1996 represented an increase of $2.0 million (21%) compared to the $9.4 million earned in the 1995 second quarter. In the first six months of 1996, operating profit increased $4.2 million (23%) to $22.5 million from $18.3 million earned in the first six months of 1995. The increase in operating profit largely stemmed from the growth in the subscriber base and higher average monitoring and services revenues, partially offset by higher depreciation and increased account servicing and administrative expenses, which are a consequence of the larger subscriber base.

The favorable change in operating profit for the second quarter and first six months of 1996 also reflects a reduction in the amount of net installation and marketing costs incurred during the quarter and six months of 1996 of $0.4 million and $1.1 million, respectively, compared to the prior year periods. Operating profit as a percentage of revenue remained at approximately 30% in the second quarter and first six months of 1996 as compared to the prior year periods.

The subscriber base on June 30, 1996, totaled 412,591 customers, 19% higher than the balance at the end of the second quarter of 1995. Annualized service revenues amounted to $116.5 million in June 1996, 22% higher than in the comparable period in 1995. The favorable change reflects the increased subscriber base as well as higher average monthly revenues, principally generated by customer service contracts.

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

Corporate Expenses
- ------------------
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Brink's Group based on utilization and other methods and criteria which management believes to be a reasonable and equitable estimate of the costs attributable to the Brink's Group. These allocations were $1.8 million and $1.3 million for the second quarter of 1996 and 1995, respectively and $3.3 million and $2.4 million for the first six months of 1996 and 1995, respectively.

The Company's corporate office headquarters will be relocating to Richmond, Virginia, during September 1996. The costs of this move, which includes moving expense, employee relocation, severance pay and temporary employee costs, is estimated to be $3.0 million. It is anticipated that approximately $1.0 million of these costs will be attributed to the Brink's Group and will be expensed during the third quarter.

Other Operating Income (Expense), Net
- -------------------------------------
Other net operating income decreased $0.4 million to income of $0.3 million in the 1996 second quarter from income of $0.7 million in the 1995 second quarter. In the first six months of 1996, other net operating expense amounted to $0.2 million, decreasing $1.4 million from other net operating income of $1.2 million in the first six months of 1995. Other operating income consists primarily of equity earnings of foreign affiliates. These earnings, which are primarily attributable to equity affiliates of Brink's, amounted to income of $0.2 and $0.4 million for the second quarter of 1996 and 1995, respectively, and an expense of $0.4 million in the first six months of 1996 and $0.8 million of equity earnings in the comparable period of 1995. The results of Brink's equity affiliates in the second quarter and first six months of 1995 included $0.4 million and $1.0 million, respectively, in equity income from Colombia which became a consolidated subsidiary during the latter half of 1995, subsequent to an additional investment bringing Brink's ownership to a majority interest in the operation.

Other Income (Expense), Net
- ---------------------------
Other net expense for the second quarter of 1996 increased by $0.3 million to a net expense of $1.2 million from $0.9 million in the second quarter of 1995 and for the first six months of 1996 increased by $1.0 million to a net expense of $2.2 million from $1.2 million for the first six months of 1995. The higher level of other expense for the second quarter and first six months of 1996 primarily reflects increased charges for minority interest, mainly as a result of the consolidation of Brink's Colombia.


FINANCIAL CONDITION

A portion of the Company's corporate assets and liabilities has been attributed to the Brink's Group based upon utilization of the shared services from which assets and liabilities are generated, which management believes to be equitable and a reasonable estimate.

Cash Provided by Operating Activities
- -------------------------------------
Cash provided by operating activities amounted to $47.6 million in the first six months of 1996, representing a $17.6 million favorable change from the prior year period. The increase in cash flow reflects higher net income and noncash charges as well as a reduction in funding requirements for net operating assets.

Capital Expenditures
- --------------------
Cash capital expenditures for the first six months of 1996 totaled $47.5 million, excluding equipment expenditures that have been or are expected to be financed through capital and operating leases. The comparable amount in the 1995 period was $30.7 million. In 1996, $30.0 million was spent by BHS and $16.0 million was spent by Brink's. Expenditures incurred by BHS in the first six months of 1996 were primarily for customer installations, representing the expansion in the subscriber base. For the remainder of 1996, capital expenditures excluding expenditures that have been or are expected to be financed through capital and operating leases are estimated to approximate $57 million. Increased expenditures in 1996 are expected at BHS resulting from continued expansion of the subscriber base, and at Brink's in support of business expansion.

Financing
- ---------
The Brink's Group intends to fund its capital expenditure requirements during the remainder of 1996 primarily with anticipated cash flows from operating activities and through operating and capital leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or short-term borrowing arrangements or borrowings from the Minerals Group. The Company has a $350 million revolving credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100 million term loan and also permits additional borrowings, repayments, and reborrowings of up to an aggregate of $250 million. During the second quarter of 1996, the maturity date of both the term loan and revolving credit portion of the Facility was extended to May 31, 2001. Of the total amount outstanding under the Facility at June 30, 1996, none was attributed to the Brink's Group.

Debt
- ----
Outstanding debt at quarter end totaled $10.2 million, $4.6 million lower than the $14.8 million reported at December 31, 1995. Cash flow from operating activities and a reduction in cash balances and borrowings from the Minerals Group were more than sufficient to fund investing activities, dividend payments and the cost of the Brink's Stock proposal, enabling the Brink's Group to reduce debt.

Related Party Transactions
- --------------------------
At June 30, 1996, the Minerals Group owed the Brink's Group $15.3 million, a decrease of $2.6 million from the $17.9 million owed at December 31, 1995. These intergroup receivables are interest bearing.

At June 30, 1996, the Brink's Group owed the Minerals Group $20.8 million for tax benefits, a decrease of $1.0 million from the $21.8 million owed at December 31, 1995. Of the total amount of tax benefits owned the Minerals Group at June 30, 1996, $14.0 million is expected to be paid within one year.

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

In November 1995, the Board authorized a revised share repurchase program which allows for the purchase, from time to time, of up to 1,500,000 shares of Brink's Stock, 1,500,000 shares of Burlington Stock and 1,000,000 shares of Minerals Stock, not to exceed an aggregate purchase price of $45.0 million. As of June 30, 1996, no shares of Brink's Stock were repurchased under the program.

In 1994, the Board authorized the repurchase from time to time of up to $15 million of the Company's cumulative convertible preferred stock. In November 1995, the Board authorized an increase in the remaining authority to $15 million. No share repurchases were made in 1995 subsequent to the increased authorization. During the quarter and six months ended June 30, 1996, the Company purchased 10,600 shares of its cumulative convertible preferred stock a total cost of $4.0 million. In July 1996, the Company purchased an additional 10,300 of these shares at a cost of $3.9 million.

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

During the first six months of 1996, the Board declared and the Company paid cash dividends of 5 cents per share of Brink's Stock. During the first six months of 1995, the Board declared and the Company paid cash dividends of 10 cents per share of Services Stock of which 4.6 cents per share was attributed to Brink's Stock.

The Company pays an annual cumulative dividend on its Series C Cumulative Convertible Preferred Stock of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefor, when, and if declared by the Board of Directors of the Company. Such stock also bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon. In the first six months of 1996 and 1995, dividends paid on the cumulative convertible preferred stock were $2.0 million and $2.3 million, respectively.

                          PITTSTON BURLINGTON GROUP
                               BALANCE SHEETS
                               (In thousands)

                                                June 30, December 31,
                                                    1996      1995
======================================================================
ASSETS   (Unaudited)
Current assets:
Cash and cash equivalents                  $      20,213    25,847
Accounts receivable (net of estimated
 amount uncollectible: 1996 - $10,082;
 1995 - $10,373)                                 209,988   219,681
Receivable - Pittston Minerals Group              17,329     5,910
Inventories, at lower of cost or market            1,719     1,684
Prepaid expenses                                  13,808    13,603
Deferred income taxes                              8,891    11,512
- ----------------------------------------------------------------------
Total current assets                             271,948   278,237

Property, plant and equipment, at cost
 (net of accumulated depreciation
 and amortization: 1996 - $61,286;
 1995 - $56,269)                                  75,870    72,171
Intangibles, net of amortization                 177,703   180,739
Deferred pension assets                           10,348    10,427
Deferred income taxes                             16,168    12,875
Other assets                                      16,355    17,628
- ----------------------------------------------------------------------
Total assets                               $     568,392   572,077
======================================================================



LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term borrowings                      $      30,266    32,181
Current maturities of long-term debt               2,803     1,964
Accounts payable                                 142,927   157,770
Accrued liabilities                               63,188    62,311
- ----------------------------------------------------------------------
Total current liabilities                        239,184   254,226

Long-term debt, less current maturities           28,080    26,697
Postretirement benefits other than pensions        2,927     2,713
Deferred income taxes                              2,182     1,996
Payable - Pittston Minerals Group                  7,693     8,029
Other liabilities                                  5,321     6,563
Shareholder's equity                             283,005   271,853
- ----------------------------------------------------------------------
Total liabilities and shareholder's equity $     568,392   572,077
======================================================================

See accompanying notes to financial statements.

                          PITTSTON BURLINGTON GROUP
                          STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)
                                 (Unaudited)


                        Three Months Ended June 30   Six Months Ended June 30
                                  1996       1995             1996       1995
===============================================================================
Operating revenues            $  363,411   341,950          715,361    665,894

Operating expenses               317,154   299,645          631,509    589,237
Selling, general and
 administrative expenses          32,219    30,009           62,906     57,953
- -------------------------------------------------------------------------------
Total costs and expenses         349,373   329,654          694,415    647,190
- -------------------------------------------------------------------------------

Other operating income               518       845              741      1,369
- -------------------------------------------------------------------------------
Operating profit                  14,556    13,141           21,687     20,073

Interest income                      657     1,001            1,549      1,988
Interest expense                    (988)   (1,173)          (2,040)    (2,223)
Other income (expense), net         (337)     (346)          (1,344)      (524)
- -------------------------------------------------------------------------------
Income before income taxes        13,888    12,623           19,852     19,314
Provision for income taxes         5,142     4,614            7,345      7,256
- -------------------------------------------------------------------------------
Net income                    $    8,746     8,009           12,507     12,058
===============================================================================

Per common share:
Net income                    $      .46       .42              .65        .64
===============================================================================
Cash dividends                $      .06      .054              .12       .108
===============================================================================
Average shares outstanding        19,161    18,958           19,100     18,956
===============================================================================

See accompanying notes to financial statements.

                          PITTSTON BURLINGTON GROUP
                          STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)
                                                 Six Months Ended June 30
                                                          1996       1995
===========================================================================
Cash flows from operating activities:
Net income                                            $  12,507     12,058
Adjustments to reconcile net income to
 net cash provided by operating activities:
    Depreciation and amortization                        10,891      9,754
    Provision for aircraft heavy maintenance             16,067     12,412
    Provision (credit) for deferred income taxes           (524)    (1,917)
    Provision (credit) for pensions, noncurrent              57         80
    Provision for uncollectible accounts receivable       1,332        867
    Equity in earnings of unconsolidated affiliates,
     net of dividends received                             (112)       (57)
    Other operating, net                                  1,005        369
    Change in operating assets and liabilities,
     net of effects of acquisitions:
     Decrease (increase) in accounts receivable           8,361    (22,443)
     Decrease (increase) in inventories                     (35)        74
     Decrease (increase) in prepaid expenses               (193)    (5,586)
     Increase (decrease) in accounts payable
     and accrued liabilities                             (20,680)    (1,651)
     Decrease (increase) in other assets                    364       (648)
     Increase (decrease) in other liabilities              (496)       331
     Other, net                                            (715)      (110)
- ---------------------------------------------------------------------------
Net cash provided by operating activities                27,829      3,533
- ---------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment              (16,533)   (13,607)
Proceeds from disposal of property, plant and equipment   5,265       (124)
Aircraft heavy maintenance                               (9,713)    (7,217)
Acquisitions, net of cash acquired,
 and related contingent payments                           (225)    (1,688)
Other, net                                                  963      2,075
- ---------------------------------------------------------------------------
Net cash used by investing activities                   (20,243)   (20,561)
- ---------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                         2,947     11,598
Reductions of debt                                       (2,554)    (1,376)
Payments from (to) - Minerals Group                     (11,419)     7,909
Proceeds from exercise of stock options                   1,175        425
Proceeds from stock purchased by benefit plans               54          -
Dividends paid                                           (2,257)    (2,182)
Repurchase of common stock                                  (93)      (919)
Cost of Brink's Stock Proposal                           (1,073)         -
- ---------------------------------------------------------------------------
Net cash provided (used) by financing activities        (13,220)    15,455
- ---------------------------------------------------------------------------
Net decrease in cash and cash equivalents                (5,634)    (1,573)
Cash and cash equivalents at beginning of period         25,847     18,384
- ---------------------------------------------------------------------------
Cash and cash equivalents at end of period            $  20,213     16,811
===========================================================================

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

(2) The amounts of depreciation and amortization of property, plant and equipment in the second quarter and six months periods of 1996 and 1995 totaled $3,823 ($3,242 in 1995) and $7,653 ($6,436 in 1995), respectively.

(3) Cash payments made for interest and income taxes (net of refunds received) were as follows:


                            Second Quarter          Six Months
                            1996      1995       1996        1995
     ----------------------------------------------------------------
       Interest        $     826     1,240      2,554       2,467
     ================================================================
       Income taxes    $   7,036    13,505      8,561      18,220
     ================================================================


     During the six month periods ended June 30, 1996 and 1995, capital lease obligations of $131 and $2,886, respectively, were incurred for leases of property, plant and equipment.

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


                       SEGMENT INFORMATION


                       Three Months Ended June 30   Six Months Ended June 30
(In thousands)                  1996         1995           1996        1995
=============================================================================
Revenues:
Burlington               $   363,411      341,950        715,361     665,894
- -----------------------------------------------------------------------------
Operating profit:
Burlington               $    16,327       14,406         25,013      22,464
General corporate expense     (1,771)      (1,265)        (3,326)     (2,391)
- -----------------------------------------------------------------------------
Operating profit         $    14,556       13,141         21,687      20,073
=============================================================================


RESULTS OF OPERATIONS

In the second quarter of 1996, the Burlington Group reported net income of $8.7 million, or $.46 per share, compared with $8.0 million, or $.42 per share, in the second quarter of 1995. Operating profit totaled $14.6 million in the 1996 second quarter compared with $13.1 million in the prior year second quarter. Revenues increased $21.5 million or 6%, compared with the 1995 second quarter. Operating expenses and selling, general and administrative expenses for the 1996 period increased $19.7 million, or 6%, compared with the same period last year.

In the first six months of 1996, the Burlington Group reported net income of $12.5 million, or $.65 per share, compared with $12.1 million, or $.64 per share, in the first six months of 1995. Operating profit totaled $21.7 million in the first six months of 1996 compared with $20.1 million in the prior year six month period. Revenues increased $49.5 million or 7%, compared with the first half of 1995. Operating expenses and selling, general and administrative expenses for the 1996 period increased $47.2 million, or 7%, compared with the same period last year.

Burlington
- ----------
The following is a table of selected financial data for Burlington on a comparative basis:


(Dollars in thousands -       Three Months Ended June 30    Six Months Ended June 30
except per pound/shipment amounts)       1996       1995             1996       1995
======================================================================================
Revenues:
Expedited freight service
 Domestic U.S.                      $ 133,952    127,085          262,732    256,282
 International                        172,462    169,033          342,177    330,245
- --------------------------------------------------------------------------------------
Total expedited freight service     $ 306,414    296,118          604,909    586,527
Customs clearances                     33,708     27,133           65,976     48,284
Ocean and other (a)                    23,289     18,699           44,476     31,083
- --------------------------------------------------------------------------------------
Total revenues                      $ 363,411    341,950          715,361    665,894

Operating expenses                    317,154    299,645          631,509    589,237
Selling, general and administrative               30,448           28,744     59,580         55,562
- --------------------------------------------------------------------------------------
Total costs and expenses              347,602    328,389          691,089    644,799
- --------------------------------------------------------------------------------------

Other operating income                    518        845              741      1,369
- --------------------------------------------------------------------------------------
Operating profit:
 Domestic U.S.                      $  10,029      6,793           13,737     11,480
 International                          6,298      7,613           11,276     10,984
- --------------------------------------------------------------------------------------
Total operating profit              $  16,327     14,406           25,013     22,464
======================================================================================
Depreciation and amortization       $   5,414      4,907           10,814      9,702
======================================================================================
Cash capital expenditures           $  10,343      6,185           15,114     13,500
======================================================================================

Expedited freight service
 shipment growth rate (b)                3.4%       2.6%             4.5%       4.7%

Expedited freight service
 weight growth rate (b):
 Domestic U.S.                           5.3%     (12.5%)            4.1%      (4.1%)
 International                           6.5%      28.8%             7.9%      29.9%
 Worldwide                               5.9%       5.4%             6.1%      11.2%

Expedited freight service
 weight (million pounds)                352.6      332.8            697.2      657.3
======================================================================================
Expedited freight service
 shipments (thousands)                  1,322      1,278            2,620      2,508
======================================================================================
Expedited freight service:
 Yield (revenue per pound)           $   .869       .890             .868       .892
 Revenue per shipment                $    232        232              231        234
 Weight per shipment (pounds)             267        260              266        262
======================================================================================


(a) Primarily international ocean freight and import services.
(b) Compared to the same period in the prior year.


Burlington's second quarter operating profit amounted to $16.3 million, an increase of $1.9 million (13%) from the level reported in the second quarter of 1995. Worldwide revenues increased by 6% to $363.4 million from $342.0 million in the 1995 quarter. The $21.4 million growth in revenues principally reflects a 6% increase in worldwide expedited freight service pounds shipped, which reached 352.6 million pounds in the second quarter of 1996, and higher other revenues (primarily import related services and ocean freight), partially offset by a 2% decline in the worldwide average yield. Worldwide expenses amounted to $347.6 million, $19.2 million (6%) higher than in the second quarter of 1995.

Domestic expedited freight service revenues of $134.0 million were $6.9 million (5%) higher than the prior year quarter. Domestic operating profit increased to $10.0 million in the second quarter of 1996 from $6.8 million in the prior year quarter. Operating profit benefited from 5% higher volume, with somewhat higher growth in second day business, and slightly lower transportation costs per pound. Domestic average yields improved during the second quarter of 1996 from the levels of late 1995 and early 1996 and were essentially equal to that of the prior year quarter. Domestic operating profit also benefited from reduced Federal excise tax liabilities on transportation of freight by air, partially offset by higher jet fuel costs. However, Congress recently passed a bill which proposes to reinstate this Federal excise tax from the date of enactment through December 31, 1996. Although it is anticipated that the President will sign the legislation into law, management cannot predict when the tax will become effective and thus cannot determine the impact the tax, if enacted, will have on the results of the Burlington Group for the balance this year.

International expedited freight service revenues of $172.5 million in the second quarter represented a $3.4 million (2%) increase over the $169.0 million reported in the comparable quarter in 1995. Revenues from other activities, primarily international, which include transactions such as customs clearance and import related services, as well as ocean freight services, increased 24% or $11.2 million to $57.0 million. The growth in revenues from these other activities was mainly due to an increase in international shipment volume and the continued expansion of ocean freight services. International operating profit amounted to $6.3 million in the second quarter of 1996, $1.3 million lower than the 1995 quarter, as lower European results were only partially offset by improved U.S. exports. International expedited freight service pricing declined from the second quarter of 1995 as overseas price weakness was only partially offset by continuing improvement in U.S. export pricing. International expedited freight service volume increased 7% compared to the prior year quarter reflecting higher overseas volumes.

Burlington's operating profit amounted to $25.0 million in the first six months of 1996, an increase of $2.5 million (11%) from the level reported in the first six months of 1995. Worldwide revenues increased by 7% to $715.4 million from $665.9 million in the 1995 six months. The $49.5 million growth in revenues principally reflects a 6% increase in worldwide expedited freight service pounds shipped, reaching 697.2 million pounds in the first half of 1996, and higher other revenues, partially offset by a 3% decline in the worldwide average yield. Worldwide expenses amounted to $691.1 million, $46.3 million (7%) higher than in the first half of 1995.

Domestic expedited freight service revenues of $262.7 million in the first six months of 1996 were $6.5 million (3%) higher than the prior year period. Domestic operating profit increased to $13.7 million in the first six months of 1996 from $11.5 million in the prior year period. The higher operating profit reflected higher volume, lower average transportation costs and the benefit from reduced Federal excise tax liabilities, partially offset by lower average yields. The decline in the average yield for the first six months of 1996 compared to the same period of 1995 was due to lower average pricing for Burlington's overnight as well as a reduction in the proportion of overnight freight in the sales mix. On average, Burlington achieved lower operating costs compared to the prior year six months, as a result of its ability to adjust its fleet, station and labor cost structure to its changing volume requirements.

International expedited freight service revenues of $342.2 million in the first six months of 1996 represented an $11.9 million (4%) increase over the $330.2 million reported in the comparable period in 1995. Revenues from other activities increased 39% or $31.1 million to $110.5 million. International operating profit amounted to $11.3 million in the first six months of 1996, 3% higher than the first six months of 1995, principally due to an 8% favorable change in international expedited freight service weight shipped, increased margin from import services and ocean freight and lower average transportation costs, partially offset by 4% lower average yields. Increased volume reflects growth in the worldwide flow of international airfreight and the expansion of company-owned operations.

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

Corporate Expenses
- ------------------
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Burlington Group based on utilization and other methods and criteria which management believes to be a reasonable and equitable estimate of the costs attributable to the Burlington Group. These allocations were $1.8 million and $1.3 million for the second quarter of 1996 and 1995, respectively, and $3.3 million and $2.4 million for the first six months of 1996 and 1995, respectively.

The Company's corporate office headquarters will be relocating to Richmond, Virginia, during September 1996. The costs of this move, which includes moving expense, employee relocation, severance pay and temporary employee costs, is estimated to be $3.0 million. It is anticipated that approximately $1.0 million of these costs will be attributed to the Burlington Group and will be expensed in the third quarter.

Other Income (Expense), Net
- ---------------------------
Other net expense for the second quarter of 1996 remained essentially equal to the $0.3 million expense reported in the second quarter of 1995. For the first six months of 1996 other net expense increased by $0.8 million to a net expense of $1.3 million from $0.5 million for the first six months of 1995. Other net expense in the first six months of 1996 includes a loss for the termination of an overseas sublease agreement at Burlington.


FINANCIAL CONDITION

A portion of the Company's corporate assets and liabilities has been attributed to the Burlington Group based upon utilization of the shared services from which assets and liabilities are generated, which management believes to be equitable and a reasonable estimate.

Cash Provided by Operations
- ---------------------------
Cash provided by operating activities during the first six months of 1996 totaled $27.8 million compared with $3.5 million in the first six months of 1995. The increase in cash generated occurred principally as a result of higher noncash charges and a reduction in funding requirements for operating assets and liabilities.

Capital Expenditures
- --------------------
Cash capital expenditures for the first six months of 1996 totaled $16.5 million. For the full year 1996, capital expenditures are projected to approximate $36 million. The foregoing amounts exclude equipment expenditures that have been or are expected to be financed through capital and operating leases, and any acquisition expenditures. These expenditures will be for maintenance and replacement, when necessary, of current business operations, including implementation of new information systems and for business expansion.

Other Investing Activities
- --------------------------
In the first half of 1996, other investing activities required $3.7 million of cash compared to cash requirements of $7.0 million in the 1995 period. Aircraft heavy maintenance outlays were $9.7 million and $7.2 million in the first six months of 1996 and 1995, respectively. Cash proceeds from the disposal of assets increased by $5.4 million compared to the prior year period.

Financing
- ---------
The Burlington Group intends to fund its capital expenditure requirements during the remainder of 1996 with anticipated cash flows from operating activities and through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or other borrowing arrangements. The Company has a $350 million revolving credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100 million term loan and also permits additional borrowings, repayments, and reborrowings of up to an aggregate of $250 million. During the second quarter of 1996, the maturity date of both the term loan and revolving credit portion of the Facility was extended to May 31, 2001. Of the total outstanding under the Facility at June 30, 1996, none was attributed to the Burlington Group.

Debt
- ----
Outstanding debt totaled $61.1 million at June 30, 1996, an increase of $0.3 million from the $60.8 million reported at December 31, 1995. Cash flow from operating activities and a reduction in cash balances were insufficient to fund payments to the Minerals Group, net investing activities, stock repurchases, dividend payments and the cost of the Brink's Stock proposal, resulting in an increase in the Burlington Group's debt.

Related Party Transactions
- --------------------------
At June 30, 1996, the Minerals Group owed the Burlington Group $31.3 million, an increase of $11.4 million from the $19.9 million owed at December 31, 1995. The intergroup receivables are interest bearing.

At June 30, 1996, the Burlington Group owed the Minerals Group $21.7 million for tax benefits, an decrease of $0.3 million from the $22.0 million owed at December 31, 1995. Of the total amount of tax benefits owed the Minerals Group at June 30, 1996, $14.0 million is expected to be paid within one year.

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

In November 1995, the Board authorized a revised share repurchase program which allows for the purchase, from time to time, of up to 1,500,000 shares of Brink's Stock, 1,500,000 shares of Burlington Stock and 1,000,000 shares of Minerals stock, not to exceed an aggregate purchase price of $45.0 million. As of June 30, 1996, 5,000 shares of Burlington Stock at a total cost of $0.1 million were repurchased under the program, all of which were repurchased in the second quarter of 1996.

In 1994, the Board authorized the repurchase from time to time of up to $15 million of the Company's cumulative convertible preferred stock. In November 1995, the Board authorized an increase in the remaining authority to $15 million. No share repurchases were made in 1995 subsequent to the increased authorization. During the quarter and six months ended June 30, 1996, the Company purchased 10,600 shares of its cumulative convertible preferred stock a total cost of $4.0 million. In July 1996, the Company purchased an additional 10,300 of these shares at a cost of $3.9 million.

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

During the first six months of 1996 the Board declared and paid cash dividends of 12 cents per share of Burlington Stock. In the first six months of 1995, the Board declared and the Company paid cash dividends of 10 cents per share of Services Stock of which 5.4 cents per share was attributed to the Burlington Stock, and is equivalent to 10.8 cents per share of Burlington Stock after taking into account the one-half share distribution of Burlington Stock for each Services Stock share.

The Company pays an annual cumulative dividend on its Series C Cumulative Convertible Preferred Stock of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefor, when, and if declared by the Board of Directors of the Company. Such stock also bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon. In the first six months of 1996 and 1995, dividends paid on the cumulative convertible preferred stock were $2.0 million and $2.3 million, respectively.

                     PITTSTON MINERALS GROUP
                          BALANCE SHEETS
                          (In thousands)

                                                    June 30,    December 31,
                                                        1996            1995
============================================================================
ASSETS                                             (Unaudited)
Current assets:
Cash and cash equivalents                          $   4,758          4,999
Short-term investments, at lower of cost or market       827         26,046
Accounts receivable (net of estimated
 amount uncollectible: 1996 - $1,498;
 1995 - $1,946)                                      103,026         87,775
Inventories, at lower of cost or market:
 Coal                                                 40,282         37,329
 Other                                                 4,187          4,591
- ----------------------------------------------------------------------------
                                                      44,469         41,920
Prepaid expenses                                       6,886          7,573
Deferred income taxes                                 29,457         30,677
- ----------------------------------------------------------------------------
Total current assets                                 189,423        198,990

Property, plant and equipment, at cost
 (net of accumulated depreciation,
 depletion and amortization: 1996 - $159,349;
 1995 - $166,653)                                    179,375        199,344
Deferred pension assets                               79,596         79,393
Deferred income taxes                                 70,989         80,699
Coal supply contracts                                 58,164         63,455
Intangibles, net of amortization                     112,606        117,551
Receivable - Pittston Brink's Group                    6,778          7,844
Receivable - Pittston Burlington Group                 7,693          8,029
Other assets                                          45,902         43,304
- ----------------------------------------------------------------------------
Total assets                                       $ 750,526        798,609
============================================================================


LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term bank borrowings                         $      16             24
Current maturities of long-term debt                     603          1,199
Accounts payable                                      66,372         70,214
Payable - Pittston Brink's Group                       1,276          3,945
Payable - Pittston Burlington Group                   17,329          5,910
Accrued liabilities                                  122,015        138,384
- ----------------------------------------------------------------------------
Total current liabilities                            207,611        219,676

Long-term debt, less current maturities              119,237        100,791
Postretirement benefits other than pensions          216,543        213,707
Workers' compensation and other claims               108,940        114,602
Reclamation                                           46,379         47,126
Other liabilities                                     61,049        111,386
Shareholder's equity                                  (9,233)        (8,679)
- ----------------------------------------------------------------------------
Total liabilities and shareholder's equity        $  750,526        798,609
============================================================================

See accompanying notes to financial statements.


                           PITTSTON MINERALS GROUP
                          STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)
                                 (Unaudited)


                        Three Months Ended June 30    Six Months Ended June 30
                                   1996       1995             1996       1995
================================================================================
Net sales                     $ 175,268    184,211          345,520    379,951
- --------------------------------------------------------------------------------
Cost and expenses:
Cost of sales                   169,444    180,860          363,221    374,800
Restructuring and other charges,
 including litigation accrual         -          -          (35,650)         -
Selling, general and
 administrative expenses          8,023      8,506           19,057     16,920
- --------------------------------------------------------------------------------
Total costs and expenses        177,467    189,366          346,628    391,720
- --------------------------------------------------------------------------------

Other operating income            6,400      9,617            9,486     16,740
- --------------------------------------------------------------------------------

Operating profit                  4,201      4,462            8,378      4,971
Interest income                     197        154              322        194
Interest expense                 (2,671)    (2,804)          (5,623)    (5,085)
Other income (expense), net        (517)      (219)            (890)      (430)
- --------------------------------------------------------------------------------
Income before income taxes        1,210      1,593            2,187       (350)
Provision (credit) for
 income taxes                    (1,434)    (3,041)          (3,477)    (5,454)
- --------------------------------------------------------------------------------
Net income                        2,644      4,634            5,664      5,104
Preferred stock dividends, net      146     (1,093)            (919)    (1,176)
- --------------------------------------------------------------------------------
Net income attributed to
 common shares                 $  2,790      3,541            4,745      3,928
================================================================================

Per common share:
Net income
 Primary                       $    .35        .45              .60        .51
 Fully diluted                 $    .27        .45              .57        .51
================================================================================

Cash dividends                 $  .1625      .1625            .3250      .3250
================================================================================

Average shares outstanding
 Primary                          7,866      7,811            7,844      7,764
 Fully diluted                    9,947      9,988            9,969     10,038
================================================================================

See accompanying notes to financial statements.

                           PITTSTON MINERALS GROUP
                          STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)
                                              Six Months Ended June 30
                                                         1996     1995
=======================================================================
Cash flows from operating activities:
Net income                                        $     5,664    5,104
Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
 Noncash charges and other write-offs                  24,259        -
 Depreciation, depletion and amortization              18,093   21,170
 Provision (credit) for deferred income taxes          11,120    7,585
 Credit for pensions, noncurrent                         (204)  (1,753)
 Provision for uncollectible accounts receivable          251      100
 Equity in (earnings) loss of unconsolidated affiliates,
   net of dividends received                             (436)    (242)
 Other operating, net                                    (784)  (2,750)
 Change in operating assets and liabilities net of
   effects of acquisitions and dispositions:
   Decrease (increase) in accounts receivable         (18,682)  19,885
   Decrease (increase) in inventories                  (2,549) (13,195)
   Decrease (increase) in prepaid expenses              1,034    1,442
   Increase (decrease) in accounts payable
    and accrued liabilities                            (1,791) (10,302)
   Decrease (increase) in other assets                 (2,243)     981
   Increase (decrease) in other liabilities           (36,626) (15,637)
   Increase (decrease) in workers' compensation
    and other claims, noncurrent                       (5,662)  (8,486)
   Other, net                                             173       (1)
- ------------------------------------------------------------------------
Net cash provided (used) by operating activities       (8,383)   3,901
- ------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment            (13,999) (11,022)
Proceeds from disposal of property, plant
 and equipment                                          2,851    8,950
Acquisitions, net of cash acquired, and
 related contingent payments                             (746)    (722)
Other, net                                              2,038     (241)
- ------------------------------------------------------------------------
Net cash used by investing activities                  (9,856)  (3,035)
- ------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                      18,400   19,200
Reductions of debt                                       (669)  (4,340)
Payments from (to) - Brink's Group                     (2,670)   2,063
Payments from (to) - Burlington Group                  11,419   (7,909)
Repurchase of stock                                    (3,975)  (5,022)
Proceeds from exercise of stock options                     9    1,202
Proceeds from stock purchased by benefit plans             77        -
Dividends paid                                         (4,593)  (4,912)
- ------------------------------------------------------------------------
Net cash provided by financing activities              17,998      282
- ------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents     (241)   1,148
Cash and cash equivalents at beginning of period        4,999    3,708
- ------------------------------------------------------------------------
Cash and cash equivalents at end of period        $     4,758    4,856
========================================================================

See accompanying notes to financial statements.

                     PITTSTON MINERALS GROUP
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)
             (In thousands, except per share amounts)



(1) The financial statements of the Pittston Minerals Group (the "Minerals up") include the balance sheets, results of operations and cash flows of the Coal and Mineral Ventures operations of The Pittston Company (the "Company"), and a portion of the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The Minerals Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate allocations reflected in these financial statements are determined based upon methods which management believes to be a reasonable and equitable allocation of such expenses and credits.

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

(2) The amounts of depreciation, depletion and amortization of property, plant and equipment in the second quarter and six month periods of 1996 and 1995 totaled $5,699 ($6,382 in 1995) and $11,185 ($12,647 in 1995),
     respectively.

(3) Cash payments made for interest and income taxes (net of refunds received) were as follows:


                               Second Quarter           Six Months
                              1996       1995        1996        1995
     -----------------------------------------------------------------
       Interest           $  3,156      3,085       5,989       5,172
     =================================================================
       Income taxes       $(15,979)   (12,958)    (15,924)    (12,247)
     =================================================================


     In June 1995, the Company sold its rights under certain coal reserve leases and the related equipment for $2,800 in cash and notes totaling $2,882. The cash proceeds have been included in the Consolidated Statements of Cash Flows as "Cash flow from investing activities:
     Proceeds from disposal of property, plant and equipment".

     In March 1995, the Minerals Group sold surplus coal reserves for cash of $2,878 and a note receivable of $2,317. The cash proceeds have been included in the Statements of Cash Flows as "Cash flow from investing activities: Proceeds from disposal of property, plant and equipment".

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

     In late March 1996, a settlement was reached in the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows: $25,845 upon dismissal of the Evergreen Case in March 1996 and the remainder of $24,000 in installments of $7,000 in August 1996 and $8,500 in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Minerals Group. The amount previously escrowed and accrued was included in "Short-term investments" and "Accrued liabilities" on the Minerals Group's balance sheet. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan. Separate lawsuits against each of the UMWA and the Bituminous Coal Operators Association, previously reported, have also been dismissed.

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

(6) During the six months ended June 30, 1996, the Company purchased 10,600 shares of its Series C Cumulative Convertible Preferred Stock. Preferred dividends included on the statement of operations for the quarter and six months ended June 30, 1996, are net of $1,100, which is the excess of the carrying amount of the preferred stock over the cash paid to holders of the preferred stock. During the six months ended June 30, 1995, the Company purchased 12,670 shares of its preferred stock, no portion of which occurred in the second quarter of 1995. Preferred dividends for the first six months of 1995 are net of $1,045 which was the excess of the carrying amount of the preferred stock over the cash paid to holders of the preferred stock.

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


                       SEGMENT INFORMATION


                       Three Months Ended June 30   Six Months Ended June 30
(In thousands of dollars)           1996     1995            1996       1995
============================================================================
Revenues:
Coal                           $169,896   179,987        335,364    371,270
Mineral Ventures                  5,372     4,224         10,156      8,681
- ----------------------------------------------------------------------------
Consolidated revenues          $175,268   184,211        345,520    379,951
============================================================================

Operating profit:
Coal                           $  5,190     5,810           9,567      7,121
Mineral Ventures                    575       576           1,749      1,491
- ----------------------------------------------------------------------------
Segment operating profit          5,765     6,386          11,316      8,612
General corporate expense        (1,564)   (1,924)         (2,938)    (3,641)
- ----------------------------------------------------------------------------
Operating profit               $  4,201     4,462           8,378      4,971
============================================================================

RESULTS OF OPERATIONS

In the second quarter of 1996, the Minerals Group reported net income of $2.6 million or $.35 per common share ($.27 on a fully diluted basis) compared to $4.6 million or $.45 per share in the second quarter of 1995. Operating profit totaled $4.2 million in the 1996 second quarter compared with $4.5 million in the prior year second quarter. Net sales decreased $8.9 million or 5%, compared with the 1995 second quarter. Cost of sales and selling, general and administrative expenses for the 1996 period decreased $11.9 million, or 6%, compared with the same period last year.

In the first six months of 1996, the Minerals Group reported net income of $5.7 million or $.60 per share ($.57 on a fully diluted basis) compared to $5.1 million or $.51 per share in the first six months of 1995. Operating profit totaled $8.4 million in the first six months of 1996 compared with $5.0 million in the first six months of the prior year. Net sales decreased $34.4 million or 9% compared with the first half of 1995. In the first six months of 1996, Coal operations' results included two non-recurring items: a $35.7 million benefit from the settlement of the Evergreen lawsuit at an amount lower than previously accrued ($23.2 million after tax) and a $27.8 million charge related to with the implementation of a new accounting standard regarding the impairment of long-lived assets ($18.1 million after tax).

Coal
- ----
The following is a table of selected financial data for the Coal operations on a comparative basis:

                      Three Months Ended June 30      Six Months Ended June 30
(In thousands)                  1996        1995               1996       1995
===================================================================================
Net sales                   $169,896     179,987            335,364    371,270

Cost of sales                165,306     177,978            356,116    368,945
Selling, general and
 administrative                5,509       5,622             14,381     11,702
Restructuring and
 other charges,
 including litigation
 accrual                           -           -            (35,650)         -
- -----------------------------------------------------------------------------------
Total costs and expenses     170,815     183,600            334,847        380,647
- -----------------------------------------------------------------------------------
Other operating income         6,109       9,423              9,050     16,498
- -----------------------------------------------------------------------------------
Operating profit (loss)      $ 5,190       5,810              9,567      7,121
===================================================================================
Coal sales (tons):
 Metallurgical                 1,954       2,284              3,999      4,717
 Utility and industrial        3,831       3,985              7,403      8,444
- -----------------------------------------------------------------------------------
Total coal sales               5,785       6,269             11,402     13,161
===================================================================================
Production/purchased (tons):
 Deep                            991         984              2,053      2,041
 Surface                       2,870       3,276              5,586      7,129
 Contract                        459         508                854      1,041
- -----------------------------------------------------------------------------------
                               4,320       4,768              8,493     10,211
Purchased                      1,376       1,765              2,984      3,502
- -----------------------------------------------------------------------------------
Total                          5,696       6,533             11,477     13,713
===================================================================================


Coal operations generated an operating profit of $5.2 million in the second quarter of 1996, compared to $5.8 million recorded in the 1995 second quarter. Included in the current quarter's results are pretax benefits of $3.0 million from settlements of outstanding litigation and $1.7 million reduction in expenses resulting from the recently enacted Commonwealth of Virginia law providing refundable credits for coal produced in Virginia (discussed further below). The second quarter of 1995 included a pretax gain of $5.3 million for the disposition of coal reserves and a $2.5 million benefit from a favorable litigation decision which reduced previously expensed employee benefit costs.

Coal operations had an operating profit of $9.6 million in the first six months of 1996 compared to an operating profit of $7.1 million in the prior year. Operating profit in the first six months of 1996 included, in addition to the second quarter benefits outlined above, a benefit of $35.7 million from the settlement of the Evergreen lawsuit at an amount lower than previously accrued in 1993 and a $27.8 million charge related to the implementation of a new accounting standard (discussed further below). The charge is included in cost of sales ($24.2 million) and selling, general and administrative expenses ($3.6 million). Operating profit in the first half of 1995 also included $8.3 million in gains from the sale of coal reserves.

The operating profit of Coal operations, excluding the effects of the Evergreen settlement and the implementation of SFAS 121, is analyzed as follows:

(In thousands,          Three Months Ended June 30    Six Months Ended June 30
except per ton amounts)           1996        1995            1996        1995
===================================================================================
Net coal sales                $168,551      179,495        332,459     370,233
Current production cost
 of coal sold                  157,052      170,560        315,023     353,178
- -----------------------------------------------------------------------------------
Coal margin                     11,499        8,935         17,436      17,055
Non-coal margin                    249          139            856         306
Other operating income (net)     5,963        9,423          8,904      16,498
- -----------------------------------------------------------------------------------
Margin and other income         17,711       18,497         27,196      33,859
- -----------------------------------------------------------------------------------
Other costs and expenses:
 Idle equipment and closed mines   200        3,175            459       4,560
 Inactive employee cost          7,063        3,889         14,487      10,476
 General and administrative      5,258        5,623         10,494      11,702
- -----------------------------------------------------------------------------------
Total other costs and expenses  12,521       12,687         25,440      26,738
- -----------------------------------------------------------------------------------
Operating profit (adjusted
 as stated above)              $ 5,190        5,810          1,756       7,121
===================================================================================
Coal margin per ton:
 Realization                   $ 29.14        28.63          29.16       28.13
 Current production cost
  of coal sold                   27.15        27.21          27.63       26.83
- -----------------------------------------------------------------------------------
Coal margin                    $  1.99         1.42           1.53        1.30
===================================================================================


Total coal margin of $11.5 million for the second quarter of 1996 represented an increase of $2.6 million from the comparable period in 1995. The improvement in coal margin reflects a $.57 per ton (40.1%) increase in average coal margin, partially offset by a decrease in sales volume.

Sales volume of 5.8 million tons in the 1996 second quarter was 0.5 million tons less than the 6.3 million tons sold in the prior year quarter. Steam coal sales decreased by 0.2 million tons, to 3.8 million tons, and metallurgical coal sales declined by 0.3 million tons, to 2.0 million tons. Steam coal sales represented 66% of total volume in the 1996 second quarter and 64% in the 1995 second quarter.

Coal margin per ton increased to $1.99 per ton in the current quarter from $1.42 per ton for the comparable period in 1995 as a $0.51 per ton (1.8%) increase in realization was augmented by a $0.06 per ton decrease in the current production cost of coal sold. The average realization improvement was largely due to an increase in metallurgical coal pricing as the effect of the increase in pricing for the coal contract year that began April 1, 1995 was not fully realized until periods beginning after the second quarter 1995. The weighted average price for expected metallurgical coal shipments for the contract year which began on April 1, 1996 is approximately equal to the prior year level. While steam coal spot pricing remains at exceptionally low levels, the majority of Coal operations' steam coal sales were, and continue to be sold under long term contracts.

The current production cost of coal sold decreased $0.06 per ton to $27.15 per ton in the second quarter 1996 as compared to the prior year period as lower cost from company deep and surface mines, including the previously mentioned Virginia coal credit, offset higher contract and purchased coal costs. Production in the 1996 second quarter totaled 4.3 million tons, a 9.4% decrease compared to the 4.8 million tons produced in the 1995 second quarter. The decline reflected lower surface mine production, which was caused by exhaustion of reserves at certain mines, idling of a mine subsequent to the second quarter of 1995 and the sale of Coal operations' Ohio operations at the end of 1995. Second quarter surface production accounted for 66% and 69% of total production in 1996 and 1995, respectively. Productivity of 38 tons per man day represented a 6.4% increase from the 1995 level.

Non-coal margin in the second quarter of 1996 amounted to $0.2 million, $0.1 million higher than in the second quarter of 1995. The increase largely reflects the impact of a favorable change in natural gas prices. Other operating income, reflecting the litigation settlements, sales of properties and equipment and third party royalties, amounted to $6.0 million in the second quarter of 1996, $3.5 million less than in the comparable period of 1995. The higher level of income recorded in the 1995 period largely reflects $5.3 million of income generated from the sale of coal reserves.

Idle equipment and closed mine costs decreased by $3.0 million in the 1996 second quarter. Idle equipment expenses were reduced from the prior year level as a result of Coal operations' improved equipment management program. Inactive employee costs, which primarily represent long term employee liabilities for pension and retiree medical costs, increased by $3.2 million to $7.1 million in the 1996 second quarter. The 1995 quarter reflects a benefit of $2.5 million from a litigation decision and the use of higher long term interest rates to calculate the present value of the long term liabilities.

For the first six months of 1996, coal margin was $17.4 million, an increase of $0.4 million over the 1995 period. The increase reflects a $0.23 per ton improvement in coal margin (17.7%), mostly offset by a sales volume decrease of 1.8 million tons (13.4%).

Sales volume of 11.4 million tons in the first half of 1996 was 1.8 million tons less than the 13.2 million tons sold in the 1995 period. Metallurgical coal sales declined by 0.7 million tons (15.2%) to 4.0 million tons and steam coal sales decreased by 1.0 million tons (12.3%) to 7.4 million tons compared to the prior year. Steam coal sales represented 65% of the total 1996 sales volume, a 1% increase when compared to 1995.

Coal margin per ton increased to $1.53 per ton in the first six months of 1996 from $1.30 per ton for the same period of 1995, as a $1.03 (3.7%) per ton increase in realization was only partially offset by a $0.80 (3.0%) per ton increase in the current production cost of coal sold. The increase in realization was mostly due to the timing of the improved metallurgical pricing for the contract year that began April 1, 1995, the full effect of which was not realized until after the first half of 1995.

The current production cost of coal sold for the first half of 1996 was $27.63 per ton as compared to $26.83 per ton for the first half of 1995, reflecting overall higher cost of production. Production for the year-to-date 1996 period totaled 8.5 million tons, a decrease of 16.8% from the 1995 prior period reflecting the decreased number of producing mines due to idlement, reserve exhaustion or sale. Surface production accounted for 66% and 70% of the total volume in the 1996 and 1995 periods, respectively. Productivity of 37 tons per man day represents a 1.9% increase over the 1995 period.

The non-coal margin was $0.9 million for the first half of 1996, an increase of $0.6 million due to improved natural gas prices over the 1995 period. Other operating income, including the litigation settlements, sales of properties and equipment and third party royalties, was $8.9 million for the 1996 period, a decrease of $7.6 million from 1995. The 1995 period reflected a gain of $8.3 million from the sale of coal reserves.

Idle equipment and closed mines costs decreased by $4.1 million in the first half of 1996 compared to the prior year due to the improved equipment management program. Inactive employee costs of $14.5 million represented an increase of $4.0 million as compared to 1995. The 1995 period reflected a reduction of previously expensed employee benefit costs totaling $2.5 million and the use of a higher long-term interest rate to determine the present value of the long-term employee benefit liabilities.

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

In late March 1996, a settlement was reached in the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows: $25.8 million upon dismissal of the Evergreen Case in March 1996 and the remainder of $24.0 million in installments of $7.0 million in August 1996 and $8.5 million in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Coal operations. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan. Separate lawsuits against each of the UMWA and the Bituminous Coal Operators Association, previously reported, have also been dismissed.

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

Coal operations continued cash funding for charges recorded in prior years for facility closure costs recorded as restructuring and other charges. The following table analyzes the changes in liabilities during the first six months of 1996 for such costs:
                                                    Employee
                                          Mine  Termination,
                              Leased       and       Medical
                           Machinery     Plant           and
                                 and   Closure     Severance
                           Equipment     Costs         Costs      Total
   ------------------------------------------------------------------------
   Balance as of
    December 31, 1995       $  1,218    28,983        36,077     66,278
   Payments                      462     2,862         3,137      6,461
   ------------------------------------------------------------------------
   Balance as of
    June 30, 1996           $    756    26,121        32,940     59,817
   ========================================================================


In April 1996, the Commonwealth of Virginia enacted into law the "Coalfield Employment Enhancement Tax Credit." The new law, which is effective from January 1, 1996 through December 31, 2001, provides Virginia coal producers with a refundable credit for coal produced in Virginia. The credit ranges from $.40 per ton for surface coal to $1 to $2 per ton of underground coal mined, depending upon seam thickness, with certain modifications to the surface and deep mined credit rates based on employment levels. The credits generated can be utilized under a predetermined schedule beginning with the year 1999 through the year 2008. At current production levels, Coal operations estimates it will generate approximately $4.0 million in credits in 1996 to be realized in future years according to the law.

Mineral Ventures
- ----------------
The following is a table of selected financial data for Mineral Ventures on a comparative basis:


(Dollars in thousands,   Three Months Ended June 30   Six Months Ended June 30
except per ounce data)             1996        1995           1996        1995
===================================================================================
Net sales                      $  5,372       4,224         10,156       8,681

Cost of sales                     4,138       2,882          7,105       5,855
Selling, general
 and administrative                 950         960          1,738       1,577
- -----------------------------------------------------------------------------------
Total costs and expenses          5,088       3,842          8,843       7,432
Other operating income              291         194            436         242
- -----------------------------------------------------------------------------------
Operating profit               $    575         576          1,749       1,491
===================================================================================
Stawell Gold Mine:
Mineral Ventures's 50%
 direct share:
 Ounces sold                     12,841      10,646         24,600      21,492
 Ounces produced                 11,868      10,690         23,982      21,288
===================================================================================
Average realized gold
 price per ounce (US$):
 Realization                   $    421         394            411         397
 Cash cost                     $    287         267            273         265
===================================================================================


Operating profit of Mineral Ventures operations amounted to $0.6 million in the 1996 second quarter, which equaled operating profit in the second quarter of 1995. In the first six months of 1996, operating profit increased $.2 million to $1.7 million from an operating profit of $1.5 million in the first six months of 1995. Operating profit for the second quarter and first six months of 1996 continued to reflect strong results achieved by the Stawell gold mine in western Victoria, Australia, in which Mineral Ventures has a 67% direct and indirect interest. The Stawell mine's earnings reflect the benefit from processing a higher grade of ore. During the latter part of the second quarter of 1996, however, results were negatively impacted by two lost time accidents as well as some equipment problems, which resulted in production shortfalls and higher costs.

During the second quarter, the Australian joint venture in which Mineral Ventures owns a 34% direct interest, formally announced that resource Silver Swan nickel deposit in Australia will be developed as an underground mine with production expected to commence in mid-1997. The indicated resource between 200 and 550 meters below surface of 440,000 tons at 14% nickel has been adjusted for dilution and mining recovery to give a probable ore reserve of 640,000 tons at 9.5% nickel. According to the announcement, this estimate of tonnage is regarded as +/- 30% in accuracy prior to underground inspection. Additional high-grade mineralization has been encountered in drilling to the 735 meter level; however, at this time, there has been insufficient drill density to permit assessment of a recourse over the vertical interval 550-735 meters. In addition, a disseminated nickel sulphide mineralization adjacent to Silver Swan, named Cygnet, has been estimated to contain a total indicated and inferred resource of 3.5 million tons at 1.4% nickel. After completion of test work, a feasibility study for bringing Cygnet into production will be undertaken later in 1996.

Other Operating Income
- ----------------------
Other operating income for the second quarter of 1996 decreased $3.2 million to $6.4 million from $9.6 million recognized in the year earlier quarter and in the first six months of 1996 decreased $7.2 million to $9.5 million from $16.7 million in the first six months of 1995. Other operating income principally includes royalty income and gains and losses from sales of coal assets. The second quarter 1996 includes $3.0 million from settlements of outstanding litigation. Results in the second quarter and first six months of 1995 included $5.3 million and $8.3 million in gains from the sale of coal reserves, respectively.

Corporate Expenses
- ------------------
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Minerals Group based on utilization and other methods and criteria which management believes to be a reasonable and equitable estimate of the costs attributable to the Minerals Group. These allocations were $1.6 million and $1.9 million for the second quarter of 1996 and 1995, respectively, and $2.9 million and $3.6 million for the first six months of 1996 and 1995, respectively.

The Company's corporate office headquarters will be relocating to Richmond, Virginia, during September 1996. The costs of this move, which includes moving expense, employee relocation, severance pay and temporary employee costs, is estimated to be $3.0 million. It is anticipated that approximately $1.0 million of these costs will be attributed to the Minerals Group and will be expensed during the third quarter.

Interest Expense
- ----------------
Interest expense for the second quarter of 1996 decreased by $0.1 million to $2.7 million from $2.8 million in the second quarter of 1995 and increased $0.5 million in the first six months of 1996 to $5.6 million from $5.1 million in the first six months of 1995. The increase in interest expense in the first six months of 1996 is the result of higher average debt balances.

Income Taxes
- ------------
Net income in the second quarter of 1996 and 1995 and the first six months of 1996 and 1995 includes a tax credit primarily as a result of the tax benefits of percentage depletion.


FINANCIAL CONDITION

A portion of the Company's corporate assets and liabilities has been attributed to the Minerals Group based upon utilization of the shared services from which assets and liabilities are generated, which management believes to be equitable and a reasonable estimate.

Cash Provided by Operating Activities
- -------------------------------------
Operating activities for the first six months of 1996 used cash of $8.4 million, while operations in the first six months of 1995 provided cash of $3.9 million. In the first six months of 1996, more operating cash was required to finance working capital. Net income, noncash charges and changes in operating assets and liabilities in the first six months of 1996 were significantly affected by two nonrecurring items, a benefit from the settlement of the Evergreen case at an amount less than originally accrued and a charge related to the implementation of SFAS 121; these items had no effect on cash generated by operations. The initial payment of $25.8 million related to the Evergreen case settlement was entirely funded by an escrow account previously established by the Company. The amount previously escrowed and accrued was included in "Short-term investments" and "Accrued liabilities" on the Minerals Group's balance sheet.

Capital Expenditures
- --------------------
Cash capital expenditures for the first six months of 1996 totaled $14.0 million, excluding equipment expenditures that have been or are expected to be financed through capital and operating leases. For the remainder of 1996, capital expenditures, excluding expenditures that have been or are expected to be financed through capital and operating leases, are estimated to approximate $20 million.

Other Investing Activities
- --------------------------
All other investing activities in the first six months of 1996 provided net cash of $4.1 million, largely as a result of proceeds from the disposal of property, plant and equipment.

Financing
- ---------
The Minerals Group intends to fund its capital expenditure requirements during the remainder of 1996 primarily with anticipated cash flows from operating activities and through operating and capital leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or other borrowing arrangements or borrowings from the Brink's Group or the Burlington Group. The Company has a $350 million revolving credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100 million term loan and also permits additional borrowings, repayments, and reborrowings of up to an aggregate of $250 million. During the second quarter of 1996, the maturity date of both the term loan and revolving credit portion of the Facility was extended to May 31, 2001. As of June 30, 1996, borrowings of $100 million were outstanding under the term loan portion of the Facility and $18.4 million of additional borrowings were outstanding under the remainder of the facility. Of the total amount outstanding under the Facility, all $118.4 million was attributed to the Minerals Group.

Debt
- ----
Total debt outstanding at June 30, 1996 was $119.9 million. At June 30, 1996, $118.4 million of the Company's long-term debt was attributed to the Minerals Group, an increase of $18.4 million from the year-end 1995 amount. Borrowings to fund current operating activities, capital expenditures and net costs related to share activity during the first six months of 1996 were made under the Company's revolving credit agreements and from the Burlington Group.

Related Party Transactions
- --------------------------
At June 30, 1996, the Minerals Group owed the Brink's Group $15.3 million, a decrease of $2.6 million from the $17.9 million owed at December 31, 1995. The Minerals Group also owed the Burlington Group $31.3 million at the end of the second quarter of 1996, $11.4 million higher than the $19.9 million owed at year-end 1995. These intergroup payables are interest bearing.

At June 30, 1996, the Brink's Group owed the Minerals Group $20.8 million and the Burlington Group owed the Minerals Group $21.7 million for tax benefits, of which payments of $14.0 million from each Group are expected to be made within one year.

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

In November 1995, the Board authorized a revised share repurchase program which allows for the purchase, from time to time, of up to 1,500,000 shares of Brink's Stock, 1,500,000 shares of Burlington Stock and 1,000,000 shares of Minerals Stock, not to exceed an aggregate purchase price of $45.0 million. As of June 30, 1996, no shares of Minerals Stock were repurchased under the program.

In 1994, the Board authorized the repurchase from time to time of up to $15 million of the Company's cumulative convertible preferred stock. In November 1995, the Board authorized an increase in the remaining authority to $15 million. No share repurchases were made in 1995 subsequent to the increased authorization. During the quarter and six months ended June 30, 1996, the Company purchased 10,600 shares of its cumulative convertible preferred stock a total cost of $4.0 million. In July 1996, the Company purchased an additional 10,300 of these shares at a cost of $3.9 million.

Dividends
- ---------
The Board intends to declare and pay dividends on Brink's Stock, Burlington Stock and Minerals Stock based on earnings, financial condition, cash flow and business requirements of the each of the Groups, respectively. Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its public debt and bank credit agreements, financial developments of one Group could affect the Company's ability to pay dividends in respect of stock relating to the other Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount, which is adjusted by net income or losses and other equity transactions, as defined in the Company's Articles of Incorporation. At June 30, 1996 the Available Minerals Dividend Amount was at least $24.4 million.

During the first six months of 1996 and 1995, the Board declared and the Company paid cash dividends of 32.5 cents per share of Minerals Stock. Dividends paid on the cumulative convertible preferred stock in the first six months of 1996 and 1995 totaled $2.0 million and $2.3 million, respectively. Preferred dividends included on the Minerals Group's Statement of Operations for the six months ended June 30, 1996 and 1995, are net of $1.1 million and $1.0 million, respectively, which was the excess of the carrying amount of the preferred stock over the cash paid to holders of the preferred stock for preferred stock repurchases.


                   PART II - OTHER INFORMATION




Item 6.     Exhibits and Reports on Form 8-K
- -------  ---------------------------------

(a)      Exhibits:

Exhibit
Number

  3 (i)  The Registrant's Restated Articles of Incorporation.


  11     Statement re Computation of
         Per Shares Earnings.


(b)      No reports on Form 8-K were filed during the second quarter of 1996.



                               SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           THE PITTSTON COMPANY


August 12, 1996                         By      G. R. Rogliano
                                           -------------------------
                                               (G. R. Rogliano)
                                            Senior Vice President
                                        (Duly Authorized Officer and
                                          Chief Accounting Officer)