Form 10-Q
period 1996-09-30
PITTSTON CO
filed 1996-11-14
CIK 78890

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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


  P.O. Box 4229, 1000 Virginia Center Parkway, Glen Allen, Virginia 23058-4229
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (804) 553-3600



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 41,573,743 shares of $1 par value Pittston Brink's Group Common Stock, 20,718,972 shares of $1 par value Pittston Burlington Group Common Stock and 8,405,908 shares of $1 par value Pittston Minerals Group Common Stock as of November 11, 1996.

                                       --
                                        1

                         Part I - Financial Information
                      The Pittston Company and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)
                                                                                September 30,         December 31,
                                                                                         1996                 1995
------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                       $      54,623               52,823
Short-term investments, at lower of cost or market                                      2,223               29,334
Accounts receivable (net of estimated amount uncollectible:
  1996 - $15,986; 1995 - $16,075)                                                     427,322              421,246
Inventories, at lower of cost or market                                                41,400               46,399
Prepaid expenses                                                                       31,990               31,556
Deferred income taxes                                                                  49,841               55,335
------------------------------------------------------------------------------------------------------------------
Total current assets                                                                  607,399              636,693
Property, plant and equipment, at cost (net of accumulated depreciation,
  depletion and amortization: 1996 - $455,500; 1995 - $437,346)                       519,743              486,168
Intangibles, net of amortization                                                      317,382              327,183
Deferred pension assets                                                               124,059              123,743
Deferred income taxes                                                                  64,686               72,343
Other assets                                                                          155,586              161,242
------------------------------------------------------------------------------------------------------------------
Total assets                                                                    $   1,788,855            1,807,372
------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                                                           $      35,645               37,063
Current maturities of long-term debt                                                    5,092                7,280
Accounts payable                                                                      238,966              263,444
Accrued liabilities                                                                   290,410              286,701
------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                             570,113              594,488
Long-term debt, less current maturities                                               149,967              133,283
Postretirement benefits other than pensions                                           225,110              219,895
Workers' compensation and other claims                                                116,235              125,894
Deferred income taxes                                                                  13,633               17,213
Other liabilities                                                                     130,738              194,620
Shareholders' equity:
Preferred stock, par value $10 per share:
  Authorized: 2,000 shares $31.25 Series C Cumulative Convertible
   Preferred Stock
  Issued: 1996 - 115,360 shares; 1995 - 136,280 shares                                  1,154                1,362
Pittston Brink's Group common stock, par value $1 per share:
  Authorized: 100,000,000 shares
  Issued: 1996 - 41,573,743 shares; 1995 - 41,573,743 shares                           41,574               41,574
Pittston Burlington Group common stock, par value $1 per share:
  Authorized: 50,000,000 shares
  Issued: 1996 - 20,766,572 shares; 1995 - 20,786,872 shares                           20,766               20,787
Pittston Minerals Group common stock, par value $1 per share:
  Authorized: 20,000,000 shares
  Issued: 1996 - 8,405,908 shares; 1995 - 8,405,908 shares                              8,406                8,406
Capital in excess of par value                                                        417,071              401,633
Retained earnings                                                                     250,385              188,728
Equity adjustment from foreign currency translation                                   (20,546)             (20,705)
Employee benefits trust, at market value                                             (135,751)            (119,806)
------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                            583,059              521,979
------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                      $   1,788,855            1,807,372
------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                       --
                                        2

                      The Pittston Company and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)
                                                                            Three Months                  Nine Months
                                                                           Ended September 30           Ended September 30
                                                                          1996           1995           1996          1995
--------------------------------------------------------------------------------------------------------------------------
Net sales                                                           $  177,195        177,702        522,715       557,653
Operating revenues                                                     609,678        574,751      1,759,654     1,605,651
--------------------------------------------------------------------------------------------------------------------------
Net sales and operating revenues                                       786,873        752,453      2,282,369     2,163,304
--------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
Cost of sales                                                          167,907        167,261        531,128       542,061
Operating expenses                                                     502,222        476,614      1,465,739     1,346,739
Restructuring and other charges, including litigation accrual                -              -        (35,650)            -
Selling, general and administrative expenses                            74,711         68,381        218,033       195,002
--------------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                               744,840        712,256      2,179,250     2,083,802
--------------------------------------------------------------------------------------------------------------------------
Other operating income                                                   3,684          3,135         13,742        22,417
--------------------------------------------------------------------------------------------------------------------------
Operating profit                                                        45,717         43,332        116,861       101,919
Interest income                                                            880            902          2,216         2,554
Interest expense                                                        (3,409)        (3,665)       (10,533)      (10,409)
Other expense, net                                                      (2,506)        (1,817)        (6,912)       (4,013)
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                              40,682         38,752        101,632        90,051
Provision for income taxes                                              11,638          9,153         28,542        21,779
--------------------------------------------------------------------------------------------------------------------------
Net income                                                              29,044         29,599         73,090        68,272
Preferred stock dividends, net                                             146           (521)          (773)       (1,697)
--------------------------------------------------------------------------------------------------------------------------
Net income attributed to common shares                              $   29,190         29,078         72,317        66,575
--------------------------------------------------------------------------------------------------------------------------

Pittston Brink's Group:
Net income attributed to common shares                              $   15,841         14,613         41,714        36,124
--------------------------------------------------------------------------------------------------------------------------
Net income per common share                                         $      .41            .38           1.09           .95
--------------------------------------------------------------------------------------------------------------------------
Cash dividend per common share                                      $     .025           .023           .075          .069
--------------------------------------------------------------------------------------------------------------------------

Pittston Burlington Group:
Net income attributed to common shares                              $   10,705         10,524         23,214        22,582
--------------------------------------------------------------------------------------------------------------------------
Net income per common share                                         $      .56            .55           1.21          1.19
--------------------------------------------------------------------------------------------------------------------------
Cash dividends per common share                                     $      .06           .054            .18          .162
--------------------------------------------------------------------------------------------------------------------------

Pittston Minerals Group:
Net income attributed to common shares                              $    2,644          3,941          7,389         7,869
--------------------------------------------------------------------------------------------------------------------------
Net income per common share:
  Primary                                                           $      .33            .51            .94          1.01
  Fully diluted                                                     $      .25            .45            .82           .96
--------------------------------------------------------------------------------------------------------------------------
Cash dividends per common share                                     $    .1625          .1625          .4875         .4875
--------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                       --
                                        3

                      The Pittston Company and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                                                        Nine Months Ended September 30
                                                                                                    1996          1995
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                                  $     73,090        68,272
Adjustments to reconcile net income to net cash provided by operating activities:
  Noncash charges and other write-offs                                                            24,259             -
  Depreciation, depletion and amortization                                                        82,880        78,710
  Provision for aircraft heavy maintenance                                                        23,980        19,226
  Provision for deferred income taxes                                                             10,496         8,564
  Provision (credit) for pensions, noncurrent                                                      1,043        (2,729)
  Provision for uncollectible accounts receivable                                                  5,313         3,741
  Equity in earnings of unconsolidated affiliates, net of dividends received                      (1,364)        1,516
  Other operating, net                                                                             5,401          (559)
  Change in operating assets and liabilities net of effects of acquisitions:
    Increase in accounts receivable                                                              (14,644)      (49,547)
    Decrease (increase) in inventories                                                             4,999       (12,601)
    Increase in prepaid expenses                                                                  (1,105)       (5,136)
    (Decrease) increase in accounts payable and accrued liabilities                              (23,046)       12,113
    (Increase) decrease in other assets                                                           (7,622)           43
    Decrease in other liabilities                                                                (49,437)      (17,335)
    Decrease in workers' compensation and other claims, noncurrent                                (9,659)      (13,500)
    Other, net                                                                                       338        (1,464)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                        124,922        89,314
----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                                                      (116,294)      (81,325)
Aircraft heavy maintenance                                                                       (15,215)      (11,406)
Proceeds from disposal of property, plant and equipment                                           12,496        18,525
Acquisitions, net of cash acquired, and related contingent payments                                 (971)       (3,727)
Other, net                                                                                         6,519         2,908
----------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                           (113,465)      (75,025)
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                                                                 20,375        18,482
Reductions of debt                                                                                (9,510)      (13,752)
Repurchase of stock of the Company                                                                (8,268)      (10,606)
Proceeds from exercise of stock options                                                            3,101         2,954
Proceeds from stock purchased by benefit plans                                                       362           767
Dividends paid                                                                                   (13,242)      (13,284)
Cost of Brink's Stock Proposal                                                                    (2,475)            -
----------------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                                             (9,657)      (15,439)
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                               1,800        (1,150)
Cash and cash equivalents at beginning of period                                                  52,823        42,318
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                  $     54,623        41,168
----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                       --
                                        4

                      The Pittston Company and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)


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

(2) The average number of shares outstanding used in the earnings per share computations were as follows:

                                               Third Quarter             Nine Months
                                             1996         1995         1996        1995
---------------------------------------------------------------------------------------
Brink's Stock                              38,264       37,916       38,158      37,914
Burlington Stock                           19,283       18,958       19,161      18,957
Minerals Stock:
   Primary                                  7,926        7,804        7,872       7,781
   Fully diluted                            9,819        9,964        9,920      10,013
---------------------------------------------------------------------------------------


     The average number of shares outstanding used in the earnings per share computations do not include the shares of Brink's Stock, Burlington Stock and Minerals Stock held in the Company's Employee Benefits Trust which totaled 3,256 (3,628 in 1995), 1,389 (1,814 in 1995) and 446 (619 in 1995),
     respectively, at September 30, 1996.

(3) The amounts of depreciation, depletion and amortization of property, plant and equipment in the third quarter and nine month periods of 1996 totaled $22,609 ($20,443 in 1995) and $66,423 ($59,777 in 1995), respectively.

(4) Cash payments made for interest and income taxes (net of refunds received) were as follows:

                                              Third Quarter              Nine Months
                                            1996         1995        1996          1995
---------------------------------------------------------------------------------------
Interest                                $  3,264        3,103      11,285        10,185
---------------------------------------------------------------------------------------

Income taxes                            $  7,567        1,193      15,749        17,667
---------------------------------------------------------------------------------------



     During the nine months ended September 30, 1996 and 1995, capital lease obligations of $2,130 and $4,486, respectively, were incurred for leases of property, plant and equipment.

                                       --
                                        5

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

(5) In 1988, the trustees of certain pension and benefit trust funds (the "Trust Funds") established under collective bargaining agreements with the United Mine Workers of America ("UMWA") brought an action (the "Evergreen Case") against the Company and a number of its coal subsidiaries, claiming that the defendants were obligated to contribute to such Trust Funds in accordance with the provisions of the 1988 and subsequent National
     Bituminous Coal Wage Agreements, to which neither the Company nor any of its subsidiaries was a signatory.

     In late March 1996, a settlement was reached in the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows: $25,845 upon dismissal of the Evergreen Case in March 1996 and the remainder of $24,000 in installments of $7,000 in August 1996 and $8,500 in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Company. The amount previously escrowed and accrued was included in "Short-term investments" and "Accrued liabilities" on the Company's balance sheet. The second payment of $7,000 was paid in the third quarter of 1996 and was funded through cash provided by operating activities. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan. Separate lawsuits against each of the UMWA and the Bituminous Coal Operators Association, previously reported, have also been dismissed.

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

     In accordance with SFAS No. 121, the Company grouped its long-lived assets at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets, and determined the recoverability of such assets by comparing the sum of the expected undiscounted future cash flows with the carrying amount of the assets. The impact of adopting SFAS No. 121 resulted in a pretax charge to earnings as of January 1, 1996 for the Company's Coal operations of $27,839 ($18,095 after tax), of which $24,203 was included in cost of sales and $3,636 was included in selling, general and administrative expenses. Assets for which the impairment loss was recognized consisted of property, plant and equipment, advanced royalties and goodwill. These assets primarily related to mines scheduled for closure in the near term and idled facilities and related equipment. Based on current mining plans, geological conditions, and current assumptions related to future realization and costs, the sum of the expected undiscounted future cash flows was less than the carrying amount of the assets, and accordingly, an impairment loss was recognized. The loss was calculated based on the excess of the carrying value of the assets over the present value of estimated expected future cash flows, using a discount rate commensurate with the risks involved. The adoption of SFAS No. 121 had no impact on the Brink's and Burlington Groups' financial statements as of January 1, 1996.

                                       --
                                        6

(7) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Company and the BHS segment for the first nine months of 1996 and 1995 by $3,472 and $3,204, respectively, and for the third quarter of 1996 and 1995 by $1,296 and $1,255, respectively. The effect of this change increased net income per common share of the Brink's Group for the first nine months of 1996 and 1995 by $.06 and $.05, respectively, and by $.02 for both the third quarter 1996 and 1995.

(8) During the quarter and nine months ended September 30, 1996, the Company purchased 10,320 and 20,920 shares of its Series C Cumulative Convertible preferred stock, respectively. Preferred dividends included on the statement of operations for the quarter and nine months ended September 30, 1996, are net of $1,020 and $2,120, respectively, which is the excess of the carrying amount of the preferred stock over the cash paid to holders of the preferred stock. During the quarter and nine months ended September 30, 1995, the Company purchased 3,700 and 16,370 shares, respectively, of its preferred stock. Preferred dividends for the third quarter and first nine months of 1995 were net of $535 and $1,579, respectively, which was the excess of the carrying amount of the preferred stock over the cash paid to holders of the preferred stock.

(9) Certain prior period amounts have been reclassified to conform to current period financial statement presentation.

(10) All adjustments have been made which are, in the opinion of management, necessary for a fair presentation of results of operations for the periods reported herein. All such adjustments are of a normal recurring nature.

                                       --
                                        7

                      The Pittston Company and Subsidiaries
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                 (In Thousands)

                                                                   Three Months                   Nine Months
                                                                  Ended September 30            Ended September 30
                                                                  1996          1995           1996           1995
------------------------------------------------------------------------------------------------------------------
Revenues:
Burlington                                                 $   377,656       365,793      1,093,017      1,031,687
Brink's                                                        192,491       176,507        551,756        480,141
BHS                                                             39,531        32,451        114,881         93,823
Coal                                                           172,603       173,985        507,967        545,255
Mineral Ventures                                                 4,592         3,717         14,748         12,398
------------------------------------------------------------------------------------------------------------------
Consolidated revenues                                      $   786,873       752,453      2,282,369      2,163,304
------------------------------------------------------------------------------------------------------------------

Operating profit (loss):
Burlington                                                 $    20,466        17,449         45,479         39,913
Brink's                                                         16,033        12,263         37,935         29,882
BHS                                                             11,509        10,386         34,012         28,702
Coal                                                             5,393         8,075         14,960         15,196
Mineral Ventures                                                  (324)         (816)         1,425            675
------------------------------------------------------------------------------------------------------------------
Segment operating profit                                        53,077        47,357        133,811        114,368
General corporate expense                                       (7,360)       (4,025)       (16,950)       (12,449)
------------------------------------------------------------------------------------------------------------------
Consolidated operating profit                              $    45,717        43,332        116,861        101,919
------------------------------------------------------------------------------------------------------------------


RESULTS OF OPERATIONS
---------------------

In the third quarter of 1996, The Pittston Company (the "Company") reported net income of $29.0 million compared with $29.6 million in the third quarter of 1995. Operating profit totaled $45.7 million in the 1996 third quarter compared with $43.3 million in the prior year third quarter. Increased operating profits at Brink's Home Security, Inc. ("BHS") ($1.1 million), Brink's, Incorporated ("Brink's") ($3.8 million) and Burlington Air Express Inc. ("Burlington") ($3.0 million) as well as a decrease in operating loss at Pittston Mineral Ventures ("Mineral Ventures") ($0.5 million) were only partially offset by lower operating profits at Coal operations ($2.7 million) and higher general corporate expenses ($3.3 million) of which, $2.7 million related to the relocation of the Company's corporate headquarters to Richmond, Virginia.

In the first nine months of 1996, the Company reported net income of $73.1 million compared with $68.3 million in the first nine months of 1995. Operating profit totaled $116.9 million in the first nine months of 1996 compared with $101.9 million in the 1995 nine month period. Net income and operating profit in the first nine months of 1996 included two non-recurring items which impacted the Company's Coal operations: a benefit from the settlement of the Evergreen lawsuit at an amount lower than previously accrued ($35.7 million or $23.2 million after tax) and a charge related to the implementation of a new accounting standard regarding the impairment of long-lived assets ($27.8 million or $18.1 million after tax). Increased operating profits in the first nine months of 1996 achieved at BHS ($5.3 million), Brink's ($8.1 million), Burlington ($5.6 million) and Mineral Ventures ($0.8 million) were partially offset by a decrease in operating profit at Coal operations ($0.2 million) as well as higher general corporate expenses ($4.5 million), of which, $2.9 million related to the relocation of the Company's corporate headquarters.

                                       --
                                        8

Burlington
----------
The following is a table of selected financial data for Burlington on a comparative basis:

                                                                   Three Months                   Nine Months
(In thousands - except per                                        Ended September 30            Ended September 30
pound/shipment amounts)                                           1996          1995           1996           1995
------------------------------------------------------------------------------------------------------------------
Revenues:
Expedited freight services:
  Domestic U.S.                                            $   142,506       133,430        405,238        389,712
  International                                                175,516       179,281        517,692        509,526
------------------------------------------------------------------------------------------------------------------
Total expedited freight services                           $   318,022       312,711        922,930        899,238
Customs clearances                                              34,496        32,308        100,473         80,592
Ocean and other (a)                                             25,138        20,774         69,614         51,857
------------------------------------------------------------------------------------------------------------------
Total revenues                                             $   377,656       365,793      1,093,017      1,031,687
------------------------------------------------------------------------------------------------------------------
Operating profit:
  Domestic U.S.                                            $    11,783         8,781         25,520         20,261
  International                                                  8,683         8,668         19,959         19,652
------------------------------------------------------------------------------------------------------------------
Total operating profit                                     $    20,466        17,449         45,479         39,913
------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                              $     5,143         4,957         15,957         14,659
------------------------------------------------------------------------------------------------------------------
Cash capital expenditures                                  $    10,495         6,299         25,609         19,799
------------------------------------------------------------------------------------------------------------------
Expedited freight services shipment growth rate (b)              (0.5%)         8.2%           2.8%           5.8%

Expedited freight services weight growth rate (b):
  Domestic U.S.                                                   6.7%         (4.3%)          5.0%          (4.2%)
  International                                                  (1.7%)        31.9%           4.5%          30.6%
  Worldwide                                                       2.2%         12.1%           4.7%          11.5%

Expedited freight services weight (million pounds)               362.0         354.0        1,059.2        1,011.3
------------------------------------------------------------------------------------------------------------------
Expedited freight services shipments (thousands)                 1,294         1,300          3,914          3,808
------------------------------------------------------------------------------------------------------------------
Expedited freight services average:
  Yield (revenue per pound)                                $      .879          .883           .871           .889
  Revenue per shipment                                     $       246           241            236            236
  Weight per shipment (pounds)                                     280           272            271            266
------------------------------------------------------------------------------------------------------------------

(a) Primarily international ocean freight.
(b) Compared to the same period in the prior year.


Burlington's third quarter worldwide operating profit amounted to $20.5 million, an increase of $3.0 million (17%) from the level reported in the third quarter of 1995. Worldwide revenues increased by 3% to $377.7 million from $365.8 million in the 1995 quarter. The $11.9 million growth in revenues principally reflects a 2% increase in worldwide expedited freight services pounds shipped, which reached 362.0 million pounds in the third quarter of 1996, and a 12% increase in other revenues (primarily customs clearance and ocean). Worldwide expenses amounted to $357.2 million, $8.8 million (3%) higher than in the third quarter of 1995.

Domestic expedited freight services revenue of $142.5 million was $9.1 million (7%) higher than the prior year quarter. Domestic operating profit increased to $11.8 million in the third quarter of 1996 from $8.8 million in the prior year quarter. Operating profit benefited from stable pricing and higher volumes in the aerospace, electronics and consumer products segments, partially offset by declines in the automotive sector. Domestic average yields continued to be modestly higher than the levels of late 1995 and early 1996.

                                       --
                                        9

During the quarter, Burlington benefited from the initiation in mid September of a 4.2(cents) per pound surcharge on domestic shipments. This surcharge is designed to partially offset some of the cost increases experienced by
Burlington's domestic operations during 1996. These costs include the reimposition of a Federal Excise Tax on air cargo, higher jet fuel prices, a Federal Fuel Tax and new FAA-mandated security and maintenance requirements.

International expedited freight services revenue of $175.5 million in the third quarter decreased slightly from the $179.3 million reported in the comparable quarter in 1995. Revenues from other activities, primarily international, which include transactions such as import related services as well as ocean freight services, increased 12% or $6.6 million to $59.6 million. International operating profit amounted to $8.7 million in the third quarter of 1996, unchanged from the 1995 quarter. International expedited freight services pricing slightly decreased from the third quarter of 1995 as overseas price weakness was only partially offset by improvement in U.S. export pricing.

Burlington's worldwide operating profit amounted to $45.5 million in the first nine months of 1996, an increase of $5.6 million (14%) from the level reported in the first nine months of 1995. Worldwide revenues increased by 6% to $1,093.0 million from $1,031.7 million in the 1995 nine months. The $61.3 million growth in revenues principally reflects a 5% increase in worldwide expedited freight services pounds shipped, reaching 1,059.2 million pounds in the third quarter of 1996, and a 28% increase in other revenues (primarily customs clearance and ocean), partially offset by a 2% decline in the worldwide average yield. Worldwide expenses amounted to $1,047.5 million, $55.7 million (6%) higher than in the first nine months of 1995.

Domestic expedited freight services revenue of $405.2 million in the first nine months of 1996 was $15.5 million (4%) higher than the prior year period. Domestic operating profit increased to $25.5 million in the first nine months of 1996 from $20.3 million in the prior year period. The higher operating profit reflected higher volume, lower average transportation costs, primarily the benefit of reduced Federal Excise Tax liabilities for the first nine months of the year, partially offset by lower average yields and higher fuel costs. The lower domestic average yield for the first nine months of 1996 versus the same 1995 period was due to lower average pricing and sales mix for Burlington's overnight service.

International expedited freight services revenue of $517.7 million in the first nine months of 1996 represented an $8.2 million (2%) increase over the $509.5 million reported in the comparable period in 1995. Revenues from other activities increased 28% or $37.6 million to $170.1 million. International operating profit amounted to $20.0 million in the first nine months of 1996, a 2% increase from the first nine months of 1995, principally due to a 5% increase in international expedited freight service weight shipped, increased margin from import services and ocean freight and lower average transportation costs, partially offset by lower average yields.

                                       --
                                       10

Brink's
-------
The following is a table of selected financial data for Brink's on a comparative basis:

                                                                   Three Months                   Nine Months
                                                                  Ended September 30            Ended September 30
(In thousands)                                                    1996          1995           1996           1995
------------------------------------------------------------------------------------------------------------------
Revenues:
  North America (United States and Canada)                 $   106,156        97,103        308,271        278,084
  International                                                 86,335        79,404        243,485        202,057
------------------------------------------------------------------------------------------------------------------
Total revenues                                             $   192,491       176,507        551,756        480,141
Operating expenses                                             154,527       142,105        447,177        390,328
Selling, general and administrative                             23,579        21,551         68,122         60,516
------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                       178,106       163,656        515,299        450,844
------------------------------------------------------------------------------------------------------------------
Other operating income (expense)                                 1,648          (588)         1,478            585
------------------------------------------------------------------------------------------------------------------
Operating profit:
  North America (United States and Canada)                 $     9,292         8,226         23,383         20,752
  International                                                  6,741         4,037         14,552          9,130
------------------------------------------------------------------------------------------------------------------
Total operating profit                                     $    16,033        12,263         37,935         29,882
------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                              $     6,522         5,757         18,259         16,253
------------------------------------------------------------------------------------------------------------------
Cash capital expenditures                                  $     8,514         4,234         24,518         15,710
------------------------------------------------------------------------------------------------------------------


Brink's worldwide consolidated revenues totaled $192.5 million in the third quarter of 1996 compared with $176.5 million in the third quarter of 1995. Brink's operating profit of $16.0 million represented a $3.8 million (31%) increase over the $12.3 million operating profit reported in the prior year quarter. Other operating income increased $2.2 million to $1.6 million, from a prior year quarter net loss of $0.6 million.

Revenues from North American operations (United States and Canada) increased $9.1 million, or 9%, to $106.2 million in the 1996 third quarter from $97.1 million in the prior year quarter. North American operating profit increased $1.1 million, or 13%, to $9.3 million in the current year quarter from $8.2 million in the third quarter of 1995. The operating profit improvement was primarily due to improved armored car operations, which includes ATM servicing, and money processing and reflects operating efficiencies.

Revenues from international subsidiaries increased $6.9 million to $86.3 million in the 1996 third quarter from $79.4 million in the 1995 quarter. Substantially all the increase in international revenues was due to the consolidation of the results of Brink's Colombia, in which Brink's increased its ownership from 47% to 51% during the third quarter of 1995. Operating profits from international subsidiaries and minority-owned affiliates amounted to $6.7 million in the current year quarter compared to $4.0 million in the prior year third quarter. The earnings increase for the third quarter of 1996 reflected higher operating profits in Latin America which more than offset lower results in Europe, primarily Holland. Latin America's increase in operating profits reflects a $1.2 million benefit from the consolidation of Colombia's operating profits. Brazil's (100% owned) operating profits amounted to $1.7 million in the third quarter of 1996, compared to $1.9 million in the third quarter of 1995. The $1.1 million in equity earnings generated by Brink's Mexican affiliate (20% owned) was an improvement over the $1.2 million loss recorded in the third quarter of 1995, as the benefits of workforce reductions, cost controls and operational improvements continue to be realized.

Brink's worldwide consolidated revenues totaled $551.8 million in the first nine months of 1996 compared with $480.1 million in the first nine months of 1995. Brink's operating profit of $37.9 million in the first nine months of 1996 represented an $8.1 million (27%) increase over the $29.9 million operating profit reported in the prior year period. The revenue increase of $71.6 million (15%) in the first nine months of 1996 was only partially offset by a corresponding increase in operating expenses and selling, general and administrative expenses of $64.5 million (14%). Other operating income increased $0.9 million to $1.5 million, from $0.6 million in the prior year.

                                       --
                                       11

Revenues from North American operations (United States and Canada) increased $30.2 million, or 11%, to $308.3 million in the first nine months of 1996 from $278.1 million in the same period of 1995. North American operating profit increased $2.6 million (13%) to $23.4 million in the current year period from $20.8 million in the same period of 1995. The operating profit improvement for the nine months of 1996 primarily resulted from improved armored car operations, which includes ATM servicing, and money processing and reflects operating efficiencies.

Revenues from international subsidiaries increased $41.4 million to $243.5 million in the first nine months of 1996 from $202.1 million in the first nine months of 1995. Consolidation of the results of Brink's Colombia accounted for approximately half of the increase in international revenues for the nine-month comparative period. Operating profits from international subsidiaries and minority-owned affiliates amounted to $14.6 million in the current year period compared to $9.1 million in the prior year period. Higher operating profits in Latin America more than offset lower results in Europe, primarily France and Holland. Latin America's increase in operating profits includes a $3.1 million benefit from the consolidation of the results of Brink's Colombia. The consolidation of this now 51% owned subsidiary had a de minimus effect on the Brink's Group net income. Brazil (100% owned) achieved increases in revenue and operating profit of $10.7 million and $1.9 million, respectively, for the first nine months of 1996 compared to the same period in 1995. Revenues for Brink's Brazil were $89.6 million and $79.0 million for the first nine months of 1996 and 1995, respectively, and operating profits were $4.7 million and $2.8 million for the first nine months of 1996 and 1995, respectively. Equity in earnings from Brink's Mexican affiliate (20% owned) amounted to $2.1 million compared with a $2.2 million loss recorded in the first nine months of 1995.

BHS
---
The following is a table of selected financial data for BHS on a comparative basis:

                                                                   Three Months                   Nine Months
                                                                  Ended September 30            Ended September 30
(In thousands)                                                    1996          1995           1996           1995
-------------------------------------------------------------------------------------------------------------------
Revenues                                                   $    39,531        32,451        114,881         93,823
Operating expenses                                              20,452        16,051         59,810         48,715
Selling, general and administrative                              7,570         6,014         21,059         16,406
------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                        28,022        22,065         80,869         65,121
------------------------------------------------------------------------------------------------------------------
Operating profit                                           $    11,509        10,386         34,012         28,702
------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                              $     6,936         5,469         20,745         15,889
------------------------------------------------------------------------------------------------------------------
Cash capital expenditures                                  $    14,702        11,882         44,751         31,023
------------------------------------------------------------------------------------------------------------------
Annualized recurring revenues (a)                                                         $ 121,254        100,862
------------------------------------------------------------------------------------------------------------------
Number of subscribers:
   Beginning of period                                         412,591       346,540        378,659        318,029
   Installations                                                23,327        20,580         72,030         58,942
   Disconnects                                                  (8,125)       (5,917)       (22,896)       (15,768)
------------------------------------------------------------------------------------------------------------------
End of period                                                  427,793       361,203        427,793        361,203
------------------------------------------------------------------------------------------------------------------

(a)  Annualized   recurring  revenue  is  calculated  based  on  the  number  of subscribers  at period end  multiplied  by the average  fee per  subscriber received in the last month of the period for  monitoring,  maintenance  and related services.

                                       --
                                       12

Revenues for BHS increased by $7.1 million (22%) to $39.5 million in the third quarter of 1996 from $32.5 million in the 1995 quarter. In the first nine months of 1996, revenues for BHS increased by $21.1 million (22%) to $114.9 million from $93.8 million in the first nine months of 1995. The increase in revenues was predominantly from higher ongoing monitoring and services revenues, caused by an 18% growth in the subscriber base for the nine months. As a result of such growth, annualized recurring revenues in force at the end of the third quarter of 1996 grew 20% over the amount in effect at the end of the third quarter of 1995. The total amount of installation revenue in the third quarter and first nine months of 1996 also grew by 24% and 26%, respectively, over the amount recorded in the same periods of 1995, largely as a result of the increased volume of installations. Revenue per installation decreased from amounts achieved in the first half of this year due to the competitive environment in the marketplace.

Operating profit of $11.5 million in the third quarter of 1996 represented an increase of $1.1 million (11%) compared to the $10.4 million earned in the 1995 third quarter. In the first nine months of 1996, operating profit increased $5.3 million (19%) to $34.0 million from $28.7 million earned in the first nine months of 1995. The increase in operating profit largely stemmed from the growth in the subscriber base and higher average monitoring and services revenues, somewhat offset by higher depreciation and increased account servicing and administrative expenses, which are a consequence of the larger subscriber base. In addition, installation and marketing costs incurred and expensed during the third quarter increased by $0.9 million from the prior year period.

The subscriber base on September 30, 1996, totaled 427,793 customers, 18% higher than the balance at the end of the third quarter of 1995. Annualized recurring revenues amounted to $121.3 million at September 30, 1996, 20% higher than September 30, 1995. The favorable change reflects the increased subscriber base as well as higher average monthly revenues, principally generated by customer service contracts.

Coal
----
The following is a table of selected financial data for the Coal operations on a comparative basis:

                                                               Three Months                       Nine Months
                                                              Ended September 30                Ended September 30
(In thousands)                                              1996            1995               1996           1995
------------------------------------------------------------------------------------------------------------------
Net sales                                            $   172,603         173,985            507,967        545,255

Cost of sales                                            164,251         164,032            520,367        532,977
Selling, general and administrative                        4,985           5,394             19,366         17,096
Restructuring and other charges,
  including litigation accrual                                 -               -            (35,650)             -
------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                 169,236         169,426            504,083        550,073
------------------------------------------------------------------------------------------------------------------
Other operating income                                     2,026           3,516             11,076         20,014
------------------------------------------------------------------------------------------------------------------
Operating profit                                     $     5,393           8,075             14,960         15,196
------------------------------------------------------------------------------------------------------------------
Coal sales (tons):
  Metallurgical                                            1,979           1,950              5,978          6,583
  Utility and industrial                                   3,837           3,943             11,240         12,471
------------------------------------------------------------------------------------------------------------------
Total coal sales                                           5,816           5,893             17,218         19,054
------------------------------------------------------------------------------------------------------------------
Production/purchased (tons):
  Deep                                                       924             984              2,977          3,025
  Surface                                                  2,764           3,143              8,351         10,272
  Contract                                                   408             459              1,261          1,500
------------------------------------------------------------------------------------------------------------------
                                                           4,096           4,586             12,589         14,797

Purchased                                                  1,380           1,289              4,365          4,791
------------------------------------------------------------------------------------------------------------------
Total                                                      5,476           5,875             16,954         19,588
------------------------------------------------------------------------------------------------------------------


                                       --
                                       13

Coal operations generated an operating profit of $5.4 million in the third quarter of 1996, compared to $8.1 million generated in the 1995 third quarter. Included in the current quarter's results is a $0.7 million reduction in expenses resulting from the recently enacted Commonwealth of Virginia law providing refundable credits for coal produced in Virginia. The third quarter of 1995 included a pretax gain of $1.5 million for the disposition of highwall mining equipment.

Coal operations had an operating profit of $15.0 million in the first nine months of 1996 compared to an operating profit of $15.2 million in the prior year period. Operating profit for the first nine months of 1996 included a benefit from the Virginia tax credit of $2.4 million, and a benefit of $35.7 million from the settlement of the Evergreen lawsuit at an amount lower than previously accrued in 1993. These benefits were mostly offset by a $27.8 million charge related to the implementation of a new accounting standard regarding the impairment of long-lived assets (discussed further below). The charge is included in cost of sales ($24.2 million) and selling, general and administrative expenses ($3.6 million). Operating profit in the first nine months of 1995 included a pretax gain of $9.8 million from the sale of coal assets.

The operating profit of Coal operations, excluding the effects of the Evergreen settlement and the implementation of SFAS 121, is analyzed as follows:

                                                               Three Months                       Nine Months
(In thousands,                                                 Ended September 30               Ended September 30
except per ton amounts)                                      1996            1995              1996           1995
------------------------------------------------------------------------------------------------------------------
Net coal sales                                        $   170,301         173,032           502,759        543,265
Current production cost of coal sold                      156,027         154,341           471,050        507,519
------------------------------------------------------------------------------------------------------------------
Coal margin                                                14,274          18,691            31,709         35,746
Non-coal margin                                               620              33             1,476            339
Other operating income (net)                                2,026           3,516            10,930         20,014
------------------------------------------------------------------------------------------------------------------
Margin and other income                                    16,920          22,240            44,115         56,099
------------------------------------------------------------------------------------------------------------------
Other costs and expenses:
  Idle equipment and closed mines                             266           3,933               729          8,493
  Inactive employee cost                                    6,275           4,838            20,758         15,314
  General and administrative                                4,986           5,394            15,478         17,096
------------------------------------------------------------------------------------------------------------------
Total other costs and expenses                             11,527          14,165            36,965         40,903
------------------------------------------------------------------------------------------------------------------
Operating profit (adjusted as stated above)           $     5,393           8,075             7,150         15,196
------------------------------------------------------------------------------------------------------------------
Coal margin per ton:
  Realization                                         $     29.28           29.36             29.20          28.51
  Current production cost of coal sold                      26.83           26.19             27.36          26.63
------------------------------------------------------------------------------------------------------------------
Coal margin                                           $      2.45            3.17              1.84           1.88
------------------------------------------------------------------------------------------------------------------


Sales volume of 5.8 million tons in the 1996 third quarter was 0.1 million tons less than the 5.9 million tons sold in the prior year quarter. Third quarter steam coal sales which represent 66% of the total volume of coal sales, decreased by 0.1 million tons, to 3.8 million tons.

Total coal margin of $14.3 million for the third quarter of 1996 represented a decrease of $4.4 million from the comparable period in 1995. The decrease in coal margin reflects a $.72 per ton (23%) decrease in the average coal margin and a 1% decrease in sales volume. Coal margin per ton decreased to $2.45 per ton in the current quarter from $3.17 per ton for the comparable 1995 quarter as a $0.08 per ton (0.3%) decrease in realization was augmented by a $0.64 per ton increase in current production cost of coal sold. The decrease in realization was primarily attributable to lower steam coal pricing. However, while steam coal spot pricing remains at low levels, the majority of Coal operations' steam coal sales were, and continue to be, sold under long term contracts at prices which are somewhat higher than steam coal spot prices. The current production cost of coal sold increase of $0.64 per ton to $26.83 per ton in the third quarter of 1996 over the third quarter of 1995 was due to higher surface mine and purchased coal costs, partially offset by lower company deep mine and contract coal costs.

                                       --
                                       14

Production in the 1996 third quarter totaled 4.1 million tons, an 11% decrease compared to the 4.6 million tons produced in the 1995 third quarter. The decline primarily reflected lower surface mine production, which was caused by exhaustion of reserves at certain mines, idling of a mine subsequent to the third quarter of 1995 and the sale of Coal operations' Ohio operations at the end of 1995. Third quarter surface production accounted for 67% and 69% of total production in 1996 and 1995, respectively. Overall productivity of 38.1 tons per man day represented a 3% decrease from 1995 levels as decreases in surface mine productivity more than offset increases in deep mine productivity. The Coal operations will reactivate a coal preparation and loading facility and open three new underground coal mines in southwest Virginia. When in full operation in early 1997, the mines will produce approximately 1.0 million tons annually of premium grade metallurgical coal. Based on current reserve estimates, it is anticipated that the mines will have an operating life of six to eight years.

Non-coal margin in the third quarter of 1996 increased by $0.6 million from the third quarter of 1995. The increase reflected the impact of a favorable change in natural gas prices. Other operating income, reflecting sales of properties and equipment and third party royalties, amounted to $2.0 million in the third quarter of 1996, $1.5 million less than the third quarter of 1995. The higher level of income recorded in the 1995 third quarter reflects $1.5 million of income generated from the disposition of highwall mining equipment.

Idle equipment and closed mine costs decreased by $3.7 million in the 1996 third quarter. Idle equipment expenses were reduced from the prior year level as a result of Coal operations' improved equipment management program. Inactive employee costs, which primarily represent long term employee liabilities for pension and retiree medical cost, increased by $1.4 million to $6.3 million in the third quarter of 1996 primarily due to the use of lower long term interest rates to calculate the present value of the long term liabilities as compared to the 1995 period.

Sales volume of 17.2 million tons in the first nine months of 1996 was 1.9 million tons less than the 19.1 million tons sold in the same 1995 period. Metallurgical coal sales decreased by 0.6 million tons (9%) to 6.0 million tons and steam coal sales decreased by 1.2 million tons (10%) to 11.2 million tons compared to the prior year period. Steam coal sales represented 65% of the total sales volume for the nine months ended 1996 and 1995.

Total coal margin of $31.7 million for the first nine months of 1996 represented a decrease of $4.0 million from the comparable period in 1995. The decline in coal margin reflects a $0.73 per ton (3%) increase in the current production cost of coal sold which was partially offset by a $0.69 per ton (2%) increase in realization. The increase in realization was mostly due to the timing of the improved metallurgical pricing for the contract year that began in April 1, 1995, the full effect of which was not realized until after the first half of 1995.

The current production cost of coal sold for the first nine months of 1996 increased by $0.73 per ton compared to the prior year period, as higher company surface mine and purchased coal costs were only partially offset by lower company deep mine and contract coal costs. Production for the year-to-date 1996 period totaled 12.6 million tons, a decrease of 15% from the comparable 1995 period. Surface mine production accounted for 66% and 69% of the total volume produced in the 1996 and 1995 periods, respectively. Productivity of 37.2 tons per man day represents a slight decrease from the 1995 period.

Non-coal margin for the first nine months of 1996 increased by $1.1 million from the first nine months of 1995 reflecting higher gas prices. Other operating income, including litigation settlements, sales of properties and equipment and third party royalties, amounted to $10.9 million in the third quarter of 1996, $9.1 million less than the third quarter of 1995. The higher level of income recorded in the 1995 period reflects $9.8 million income from the sale of coal assets.

                                       --
                                       15

Idle equipment and closed mine costs decreased by $7.8 million in the first nine months of 1996. Idle equipment expenses were reduced from the prior period level as a result of Coal operations' improved equipment management program. Inactive employee costs, which primarily represent long term employee liabilities for pension and retiree medical cost, increased by $5.4 million to $20.8 million in the first nine months of 1996. The unfavorable variance is due to the use of lower long term interest rates to calculate the present value of the long term liabilities in 1996. In addition, the 1995 nine month results include a benefit of $2.5 million from a favorable litigation decision.

In 1988, the trustees of certain pension and benefit trust funds (the "Trust Funds") established under collective bargaining agreements with the United Mine Workers of America ("UMWA") brought an action (the "Evergreen Case") against the Company and a number of its coal subsidiaries, claiming that the defendants were obligated to contribute to such Trust Funds in accordance with the provisions of the 1988 and subsequent National Bituminous Coal Wage Agreements, to which neither the Company nor any of its subsidiaries was a signatory.

In late March 1996, a settlement was reached in the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows: $25.8 million upon dismissal of the Evergreen Case in March 1996 and the remainder of $24.0 million in installments of $7.0 million in August 1996 and $8.5 million in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Coal operations. The second payment of $7.0 million was paid in the third quarter of 1996 and was funded through cash provided by operating activities. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan. Separate lawsuits against each of the UMWA and the Bituminous Coal Operators Association, previously reported, have also been dismissed.

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

In accordance with SFAS No. 121, the Company grouped its long-lived assets at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets, and determined the recoverability of such assets by comparing the sum of the expected undiscounted future cash flows with the carrying amount of the assets. The impact of adopting SFAS No. 121 resulted in a pretax charge to earnings as of January 1, 1996 for the Company's Coal operations of $27.8 million ($18.1 million after tax), of which $24.2 million was included in cost of sales and $3.6 million was included in selling, general and administrative expenses. Assets for which the impairment loss was recognized consisted of property, plant and equipment, advanced royalties and goodwill. These assets primarily related to mines scheduled for closure in the near term and idled facilities and related equipment. Based on current mining plans, geological conditions, and current assumptions related to future realization and costs, the sum of the expected undiscounted future cash flows was less than the carrying amount of the assets, and accordingly, an impairment loss was recognized. The loss was calculated based on the excess of the carrying value of the assets over the present value of estimated expected future cash flows, using a discount rate commensurate with the risks involved.

                                       --
                                       16

Coal operations continued cash funding for charges recorded in prior years for facility closure costs recorded as restructuring and other charges. The following table analyzes the changes in liabilities during the first nine months of 1996 for such costs:

                                                                                  Employee
                                                                    Mine      Termination,
                                                    Leased           and           Medical
                                                 Machinery         Plant               and
                                                       and       Closure         Severance
                                                 Equipment         Costs             Costs          Total
---------------------------------------------------------------------------------------------------------
Balance as of December 31, 1995                   $  1,218        28,983           36,077          66,278
Payments                                               652         4,218            3,369           8,239
---------------------------------------------------------------------------------------------------------
Balance as of September 30, 1996                  $    566        24,765           32,708          58,039
---------------------------------------------------------------------------------------------------------


In April 1996, the Commonwealth of Virginia enacted into law the "Coalfield Employment Enhancement Tax Credit." The new law, which is effective from January 1, 1996 through December 31, 2001, provides Virginia coal producers with a refundable credit against taxes imposed by the Commonwealth for coal produced in Virginia. The credit ranges from $.40 per ton for surface coal to $1 to $2 per ton of underground coal mined, depending upon seam thickness, with certain modifications to the surface and deep mined credit rates based on employment levels. The credit can be utilized under a predetermined schedule beginning with the 1999 tax year through the 2008 tax year. At current production levels, Coal operations estimates it will generate approximately $4.0 million in tax credits in 1996 to be realized in future years according to the regulations.

Mineral Ventures
----------------
The following is a table of selected financial data for Mineral Ventures on a comparative basis:

                                                               Three Months                       Nine Months
(Dollars in thousands, except                                Ended September 30                 Ended September 30
per ounce data)                                              1996          1995                1996           1995
------------------------------------------------------------------------------------------------------------------
Net sales                                               $   4,592         3,717              14,748         12,398
Cost of sales                                               3,657         3,229              10,761          9,084
Selling, general and administrative                         1,045         1,047               2,784          2,624
------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                    4,702         4,276              13,545         11,708
Other operating (expense) income, net                        (214)         (257)                222            (15)
------------------------------------------------------------------------------------------------------------------
Operating (loss) profit                                 $    (324)         (816)              1,425            675
------------------------------------------------------------------------------------------------------------------
Stawell Gold Mine:
Mineral Ventures's 50% direct share:
  Ounces sold                                              10,775         8,737              35,375         30,229
  Ounces produced                                          10,756         8,918              34,738         30,206
------------------------------------------------------------------------------------------------------------------
Average per ounce sold (US$):
  Realization                                           $     424           413                 415            405
  Cash cost                                             $     321           293                 289            358
------------------------------------------------------------------------------------------------------------------


The operating loss from Mineral Ventures' operations, primarily a 67% direct and indirect interest in the Stawell gold mine in western Victoria, Australia, amounted to $0.3 million in the third quarter, compared to an operating loss of $0.8 million in the third quarter of 1995. This reduction in operating loss reflects a 23% increase in ounces sold, higher realized gold prices per ounce sold, partially offset by 10% higher costs than the prior year period. Operating costs in the 1996 third quarter were negatively impacted by four lost-time accidents, two late in the second quarter, that resulted in production shortfalls and higher operating cost as compared to the first half of 1996 and the 1995 third quarter. In the third quarter of 1995, costs and production were negatively impacted by adverse geological conditions. Operating profit for the first nine months increased $0.7 million to $1.4 million from the comparable period in 1995 as volume, price and cost all improved from the prior year.

                                       --
                                       17

During the second quarter, the Australian joint venture in which Mineral Ventures owns a 34% direct interest, formally announced that the Silver Swan nickel deposit in Australia (50% owned by the Australian joint venture) will be developed as an underground mine with production expected to commence in mid-1997. As of September 30, 1996, the main production shaft has reached 809 meters. In addition, exploration drilling has indicated the presence of a previously unknown area of high grade mineralization (approximately 8 -10% nickel) some 100 meters to the south of Silver Swan and 750 meters below the surface. However, at this time, sufficient data has not been developed to determine whether this area will be commercially significant.

Foreign Operations
------------------
A portion of the  Company's  financial  results is derived  from  activities  in several foreign countries, each with a local currency other than the U.S. dollar. Since the financial results of the Company are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The Company's international activity is not concentrated in any single currency, which limits the risks of foreign rate fluctuations. In addition, foreign currency rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The Company routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Company uses foreign exchange forward contracts to hedge the risks associated with certain transactions denominated in currencies other than the functional currency. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. In addition, cumulative translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. Subsidiaries in Brazil operate in such a highly inflationary economy. Additionally, current conditions in Mexico where the Brink's Group has an affiliate (20% owned), indicate that that economy may be considered highly inflationary by early 1997.

Other Operating Income
----------------------
Other operating income includes the Company's share of net income of unconsolidated affiliates, primarily equity affiliates of Brink's, royalty income and gains and losses from sales of coal assets. Other operating income in the third quarter of 1996 increased $0.5 million to $3.7 million from $3.1 million in the third quarter of 1995, and in the first nine months of 1996 decreased $8.7 million to $13.7 million from $22.4 million in the first nine months of 1995. The decrease in the first nine months of 1996 from the comparable period of 1995 is largely due to lower gains from the sales of coal assets as results in the first nine months of 1995 included an $8.3 million gain on the sale of coal reserves and $1.5 million gain on the disposition of highwall mining equipment. Brink's share of the reported results of its equity affiliates for the third quarter and first nine months of 1996 increased $2.2 million and $1.0 million, respectively, compared with the same periods for the prior year. The results of Brink's equity affiliates in the third quarter and first nine months of 1995 included $0.2 million and $1.2 million, respectively, in equity income from Colombia which became a consolidated subsidiary during the third quarter of 1995, subsequent to an additional investment bringing Brink's ownership to a majority interest in the operation. The consolidation of this now 51% owned subsidiary had a de minimus effect on the Brink's Group's net income.

Corporate Expenses
------------------
The Company's corporate office was relocated to Richmond, Virginia during September 1996. The costs of this move, including moving expenses, employee relocation, severance pay and temporary employee costs, amounted to $2.9 million year-to-date with $2.7 million in the third quarter.

                                       --
                                       18

Interest Expense
----------------
Interest expense decreased $0.3 million to $3.4 million in the third quarter of 1996 from $3.7 million in the prior year quarter, and in the first nine months of 1996 increased $0.1 million to $10.5 million from $10.4 million in the first nine months of 1995.

Other Income (Expense), Net
---------------------------
Other net expense for the third quarter of 1996 increased $0.7 million to a net expense of $2.5 million from a net expense of $1.8 million in the third quarter of 1995, and in the first nine months of 1996 increased $2.9 million to a net expense of $6.9 million from a net expense of $4 million in the same period a year earlier. Higher minority interest expense at Brink's contributed to the increased expense for the current year quarter and nine month periods. In addition, other net expense in the first nine months of 1996 includes a loss for the termination of an overseas sublease agreement at Burlington.


FINANCIAL CONDITION
-------------------

Cash Provided by Operations
---------------------------
Cash provided by operating activities during the first nine months of 1996 totaled $124.9 million compared with $89.3 million in the first nine months of 1995. Net income, noncash charges and changes in operating assets and liabilities in the first nine months of 1996 were significantly affected by two non-recurring items, a benefit from the settlement of the Evergreen case at an amount less than originally accrued and a charge related to the implementation of SFAS 121; these items had no effect on cash generated by operations except that the second settlement payment of $7.0 million was paid from operating cash in the 1996 third quarter. The initial payment of $25.8 million related to the Evergreen case settlement was entirely funded by an escrow account previously established by the Company. The amount previously escrowed and accrued was included in "Short-term investments" and "Accrued liabilities" on the Company's balance sheet.

Capital Expenditures
--------------------
Cash capital expenditures for the first nine months of 1996 totaled $116.3 million, $35.0 million higher than in the comparable period in 1995. Of the 1996 amount, $25.7 million was spent by Burlington, $24.5 million was spent by Brink's, $44.8 million was spent by BHS, $14.1 million was spent by Coal, $2.0 million was spent by Mineral Ventures and $5.2 million consisted of corporate expenditures, the majority of which related to the purchase of the Company's new corporate headquarters. For the full year 1996, company-wide capital expenditures are projected to be between $165.0 million and $180.0 million. The foregoing amounts exclude equipment expenditures that have been or are expected to be financed through capital and operating leases. Increased full-year expenditures in 1996 compared to 1995 are largely attributable to Burlington to support new airfreight stations and implementation of new information systems, BHS resulting from continued expansion of the subscriber base and Brink's in support of business expansion.

Other Investing Activities
--------------------------
All other investing activities in the first nine months of 1996 provided net cash of $2.8 million, primarily from the disposal of property, plant and equipment and other investing assets, net of expenditures for aircraft heavy maintenance.

Financing
---------
The Company intends to fund its capital expenditure requirements during the remainder of 1996 with anticipated cash flows from operating activities and through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or other borrowing arrangements. The Company has a $350 million revolving credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100 million term loan and also permits additional borrowings, repayments, and reborrowings of up to an aggregate of $250 million. During the second quarter of 1996, the maturity date of both the term loan and revolving credit portion of the Facility was extended to May 31, 2001. As of September 30, 1996, borrowings of $100 million were outstanding under the term loan portion of the Facility and $15.6 million of additional borrowings were outstanding under the remainder of the facility. The Company also maintains agreements with financial institutions whereby it has the right to sell certain coal receivables, with recourse, to those institutions. As of September 30, 1996, no coal receivables were sold under such agreements.

                                       --
                                       19

Debt
----
Outstanding  debt,  including  borrowings  under  revolving  credit  agreements, aggregated $190.7 million at September 30, 1996, up from $177.6 million at year-end 1995. Cash provided from operating activities, other investing activities and the exercise of stock options were not sufficient to fund capital expenditures, dividend payments, purchase of Company stock and the cost of the Brink's Stock proposal, resulting in additional borrowings.

Capitalization
--------------
On January 18, 1996, the shareholders of the Company approved the Brink's Stock Proposal, resulting in the modification of the capital structure of the Company to include an additional class of common stock. The outstanding shares of Pittston Services Group Common Stock ("Services Stock") were redesignated as
Pittston Brink's Group Common Stock ("Brink's Stock") on a share-for-share basis, and a new class of common stock, designated as Pittston Burlington Group Common Stock ("Burlington Stock"), was distributed on the basis of one-half share of Burlington Stock for each share of Services Stock previously held by shareholders of record on January 19, 1996. The Pittston Brink's Group (the "Brink's Group") consists of the Brink's and BHS operations of the Company. The Pittston Burlington Group (the "Burlington Group") consists of the Burlington operations of the Company. The Pittston Minerals Group (the "Minerals Group") consists of the Coal and Mineral Ventures operations of the Company. The approval of the Brink's Stock Proposal did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. The Company prepares separate financial statements for the Minerals, Brink's and Burlington Groups in addition to consolidated financial information of the Company.

Brink's Stock, Burlington Stock and Pittston Minerals Group Common Stock ("Minerals Stock") were designed to provide shareholders with separate securities reflecting the performance of the Brink's Group, Burlington Group and Minerals Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting any of the Groups.

The redesignation of the Company's Services Stock as Brink's Stock and the distribution of Burlington Stock as a result of the approval of the Brink's Stock Proposal and the distribution of Minerals Stock in July 1993 (the "Services Stock Proposal") did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. Holders of all three classes of stock are shareholders of the Company, which continues to be responsible for all its liabilities. Therefore, financial developments affecting the Brink's Group, the Burlington Group or the Minerals Group that affect the Company's financial condition could affect the results of operations and financial condition of all three Groups. The changes in the capital structure of the Company had no effect on the Company's total capital, except as to expenses incurred in the execution of the Brink's Stock Proposal. Since the approval of the Brink's Stock Proposal including the earlier Services Stock Proposal, capitalization of the Company has been affected by the share activity related to each of the classes of common stock.

In November 1995, the Board authorized a revised share repurchase program which allows for the purchase, from time to time, of up to 1,500,000 shares of Brink's Stock, 1,500,000 shares of Burlington Stock and 1,000,000 shares of Minerals stock, not to exceed an aggregate purchase price of $45.0 million. As of September 30, 1996, 20,300 shares of Burlington Stock at a total cost of $0.4 million were purchased under the program. Between October 1, 1996 and November 11, 1996, the Company purchased 47,600 shares of Burlington Stock at a total cost of $0.9 million.

In 1994, the Board authorized the purchase from time to time of up to $15 million of the Company's Series C Cumulative Convertible preferred stock. In November 1995, the Board authorized an increase in the remaining authority to $15 million. No share purchases were made in 1995 subsequent to the increased authorization. During the third quarter and the Company purchased 10,320 and 20,920 shares, respectively, of its Series C Cumulative Convertible preferred stock at a total cost of $3.9 million and $7.9 million, respectively.

                                       --
                                       20

Dividends
---------
The Board intends to declare and pay dividends on Brink's Stock, Burlington Stock and Minerals Stock based on the earnings, financial condition, cash flow and business requirements of the Brink's Group, Burlington Group and the Minerals Group, respectively. Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its public debt and bank credit agreements, losses by one Group could affect the Company's ability to pay dividends in respect of stock relating to the other Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount as defined in the Company's Articles of Incorporation. At September 30, 1996, the Available Minerals Dividend Amount was at least $21.4 million.

During the first nine months of 1996 and 1995, the Board declared and the Company paid cash dividends of 48.75 cents per share of Minerals Stock. During the first nine months of 1996, the Board declared and the Company paid dividends of 7.5 cents per share of Brink's Stock and 18 cents per share of Burlington Stock. In the first nine months of 1995, the Board declared and the Company paid dividends of 15 cents per share of Services Stock which has been attributed: 6.9 cents for each share of Brink's Stock and 16.2 cents for each share of
Burlington Stock, which reflects the distribution of one-half share of Burlington Stock for each share of Services Stock. Dividends paid on the Series C Cumulative Convertible preferred stock in the first nine months of 1996 and 1995 were $2.9 million and $3.3 million, respectively. Preferred dividends included on the Company's Statement of Operations for the nine months ended September 30, 1996 and 1995, are net of $2.1 million and $1.6 million, respectively, which was the excess of the carrying amount of the preferred stock over the cash paid to holders of the preferred stock.

                                       --
                                       21

                                              Pittston Brink's Group
                                                  BALANCE SHEETS
                                                  (In thousands)
                                                                                           September 30,      December 31,
                                                                                                    1996              1995
--------------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                                    $    25,575            21,977
Short-term investments, at lower of cost or market                                                 2,223             3,288
Accounts receivable (net of estimated amount uncollectible:
 1996 - $4,693; 1995 - $3,756)                                                                   121,314           113,790
Receivable - Pittston Minerals Group                                                               1,782             3,945
Inventories, at lower of cost or market                                                            2,616             2,795
Prepaid expenses                                                                                  12,674            10,380
Deferred income taxes                                                                             12,655            13,146
--------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                             178,839           169,321

Property, plant and equipment, at cost (net of accumulated depreciation and
 amortization: 1996 - $236,394; 1995 - $214,424)                                                 245,286           214,653
Intangibles, net of amortization                                                                  28,055            28,893
Investment in and advances to unconsolidated affiliates                                           29,092            28,406
Deferred pension assets                                                                           34,049            33,923
Deferred income taxes                                                                              1,517             1,081
Other assets                                                                                      10,384             8,449
--------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                 $   527,222           484,726
--------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                                                                        $     3,541             4,858
Current maturities of long-term debt                                                               2,192             4,117
Accounts payable                                                                                  29,780            35,460
Accrued liabilities                                                                               96,956            86,006
--------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                        132,469           130,441

Long-term debt, less current maturities                                                            5,786             5,795
Postretirement benefits other than pensions                                                        3,985             3,475
Workers' compensation and other claims                                                            10,786            11,292
Deferred income taxes                                                                             35,056            37,529
Payable - Pittston Minerals Group                                                                  6,967             7,844
Minority interests                                                                                22,470            21,361
Other liabilities                                                                                  8,424             8,184
Shareholders' equity                                                                             301,279           258,805
--------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                                   $   527,222           484,726
--------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                       --
                                       22

                                              Pittston Brink's Group
                                             STATEMENTS OF OPERATIONS
                                     (In thousands, except per share amounts)
                                                    (Unaudited)
                                                                 Three Months                     Nine Months
                                                                Ended September 30              Ended September 30
                                                               1996           1995             1996           1995
------------------------------------------------------------------------------------------------------------------
Operating revenues                                       $  232,022        208,958          666,637        573,964

Operating expenses                                          174,979        158,155          506,987        439,043
Selling, general and administrative expenses                 33,706         28,708           95,065         80,456
------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                    208,685        186,863          602,052        519,499
------------------------------------------------------------------------------------------------------------------
Other operating income (expense), net                         1,648           (588)           1,478            585
------------------------------------------------------------------------------------------------------------------
Operating profit                                             24,985         21,507           66,063         55,050

Interest income                                                 719            491            1,708          1,476
Interest expense                                               (424)          (527)          (1,410)        (1,478)
Other expense, net                                           (1,462)        (1,260)          (3,634)        (2,502)
------------------------------------------------------------------------------------------------------------------
Income before income taxes                                   23,818         20,211           62,727         52,546
Provision for income taxes                                    7,977          5,598           21,013         16,422
------------------------------------------------------------------------------------------------------------------
Net income                                               $   15,841         14,613           41,714         36,124
------------------------------------------------------------------------------------------------------------------
Per common share:
Net income                                               $      .41            .38             1.09            .95
------------------------------------------------------------------------------------------------------------------
Cash dividends                                           $     .025           .023             .075           .069
------------------------------------------------------------------------------------------------------------------
Average shares outstanding                                   38,264         37,916           38,158         37,914
------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                       --
                                       23

                                              Pittston Brink's Group
                                             STATEMENTS OF CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)
                                                                                    Nine months Ended September 30
                                                                                                 1996         1995
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                                 $   41,714       36,124
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                                39,077       32,219
  (Credit) provision for deferred income taxes                                                 (1,877)         146
  Provision (credit) for pensions, noncurrent                                                   1,189         (289)
  Provision for uncollectible accounts receivable                                               3,221        1,987
  Equity in earnings of unconsolidated affiliates, net of dividends received                     (971)       1,642
  Other operating, net                                                                          4,633        1,781
  Change in operating assets and liabilities:
    Increase in accounts receivable                                                           (10,745)     (19,308)
    Decrease (increase) in inventories                                                            180         (578)
    Increase in prepaid expenses                                                               (2,294)      (1,777)
    Increase in accounts payable and accrued liabilities                                        5,574       10,821
    Increase in other assets                                                                   (3,404)        (944)
    Increase (decrease) in other liabilities                                                      430           (7)
    Other, net                                                                                     87          280
------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                      76,814       62,097
------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                                                    (71,146)     (46,835)
Proceeds from disposal of property, plant and equipment                                         2,878        2,244
Other, net                                                                                      1,068       (1,191)
------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                         (67,200)     (45,782)
------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                                                               1,882        2,000
Reductions of debt                                                                             (6,916)      (4,080)
Payments from (to) - Minerals Group                                                             2,163       (9,936)
Proceeds from exercise of stock options                                                           909        1,174
Proceeds from stock purchased by benefit plans                                                     89          395
Dividends paid                                                                                 (2,905)      (2,668)
Repurchase of common stock                                                                          -       (2,301)
Cost of Brink's Stock Proposal                                                                 (1,238)           -
------------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                                          (6,016)     (15,416)
------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                       3,598          899
Cash and cash equivalents at beginning of period                                               21,977       20,226
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                 $   25,575       21,125
------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                       --
                                       24

                             Pittston Brink's Group
                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)


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

     The Company provides holders of Pittston Brink's Group Common Stock ("Brink's Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the Brink's
     Group in addition to consolidated financial information of the Company. Holders of Brink's Stock are shareholders of the Company, which is responsible for all its liabilities. Therefore, financial developments affecting the Pittston Burlington Group (the "Burlington Group"), Pittston Minerals Group (the "Minerals Group") or the Brink's Group that affect the Company's financial condition could affect the results of operations and financial condition of all three Groups. Accordingly, the Company's consolidated financial statements must be read in conjunction with the Brink's Group's financial statements.

(2) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Brink's Group and the BHS segment for the first nine months of 1996 and 1995 by $3,472 and $3,204, respectively, and for the third quarter of 1996 and 1995 by $1,296 and $1,255, respectively. The effect of this change increased net income per common share of the Brink's Group for the first nine months of 1996 and 1995 by $.06 and $.05, respectively, and by $.02 for both the third quarters of 1996 and 1995.

(3) Depreciation and amortization of property, plant and equipment in the third quarter and nine month period of 1996 totaled $13,142 ($10,846 in 1995) and $38,118 ($31,097 in 1995), respectively.

(4) Cash payments made for interest and income taxes (net of refunds received) were as follows:

                                  Third quarter             Nine months
                                1996         1995         1996        1995
--------------------------------------------------------------------------
Interest                    $    414          565        1,416       1,523
--------------------------------------------------------------------------
Income taxes                $  8,246        2,878       23,791      13,379
--------------------------------------------------------------------------


     During the nine month period ended September 30, 1996 and 1995, capital lease obligations of $1,575 and $150, respectively, were incurred for leases of property, plant and equipment.

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

                                       --
                                       25

(6) Certain prior period amounts have been reclassified to conform to current period financial statement presentation.

(7) All adjustments have been made which are, in the opinion of management, necessary for a fair presentation of results of operations for the periods reported herein. All such adjustments are of a normal recurring nature.


                                       --
                                       26

                             Pittston Brink's Group
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


The financial statements of the Pittston Brink's Group (the "Brink's Group") include the balance sheets, results of operations and cash flows of the Brink's, Incorporated ("Brink's") and Brink's Home Security, Inc. ("BHS") operations of the Pittston Company ( the "Company"), and a portion of the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The Brink's Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate allocations reflected in these financial statements are determined based upon methods which management believes to be an equitable allocation of such expenses and credits. The accounting policies applicable to the preparation of the Brink's Group's financial statements may be modified or rescinded at the sole discretion of the Company's Board of Directors (the "Board") without the approval of the shareholders, although there is no intention to do so.

The Company provides holders of Pittston Brink's Group Common Stock ("Brink's Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the Brink's Group in addition to consolidated financial information of the Company. Holders of Brink's Stock are shareholders of the Company, which continues to be responsible for all its liabilities. Therefore, financial developments affecting the Pittston Minerals Group (the "Minerals Group"), the Pittston Burlington Group (the "Burlington Group") or the Brink's Group that affect the Company's financial condition could affect the results of operations and financial condition of all three Groups. Accordingly, the Company's consolidated financial statements must be read in conjunction with the Brink's Group's financial statements.

The following discussion is a summary of the key factors management considers necessary in reviewing the Brink's Group's results of operations, liquidity and capital resources. This discussion should be read in conjunction with the financial statements and related notes of the Company.

                               SEGMENT INFORMATION
                                 (In thousands)
                                                                   Three Months                   Nine Months
                                                                  Ended September 30            Ended September 30
                                                                  1996          1995           1996           1995
------------------------------------------------------------------------------------------------------------------
Revenues:
Brink's                                                    $   192,491       176,507        551,756        480,141
BHS                                                             39,531        32,451        114,881         93,823
------------------------------------------------------------------------------------------------------------------
Revenues                                                   $   232,022       208,958        666,637        573,964
------------------------------------------------------------------------------------------------------------------
Operating profit:
Brink's                                                    $    16,033        12,263         37,935         29,882
BHS                                                             11,509        10,386         34,012         28,702
------------------------------------------------------------------------------------------------------------------
Segment operating profit                                        27,542        22,649         71,947         58,584
General corporate expense                                       (2,557)       (1,142)        (5,884)        (3,534)
------------------------------------------------------------------------------------------------------------------
Operating profit                                           $    24,985        21,507         66,063         55,050
------------------------------------------------------------------------------------------------------------------

                                       --
                                       27

RESULTS OF OPERATIONS
---------------------

Net income totaled $15.8 million or $.41 per share in the third quarter of 1996 compared with $14.6 million in the third quarter of 1995. Operating profit for the 1996 third quarter increased to $25.0 million from $21.5 million in the third quarter of 1995. The increase in net income and operating profit for the 1996 third quarter compared with the same period of 1995 was attributable to improved operating earnings for both the Brink's and BHS businesses, partially offset by increased general corporate expenses primarily related to the relocation of the Company's corporate headquarters to Richmond, Virginia, which resulted in additional pretax expenses of $1.0 million in the third quarter of 1996. Net income in 1995's third quarter benefited from a lower than normal quarterly tax rate which was required to adjust to the effective nine month tax rate. Revenues for the 1996 third quarter compared to the 1995 third quarter increased $23.1 million or 11% consisting of $16.0 million and $7.1 million from Brink's and BHS, respectively. Operating expenses and selling, general and administrative expenses for the 1996 third quarter increased $21.8 million or 12% compared with the same period last year, of which $14.4 million was from Brink's, $6.0 million was from BHS and $1.4 million was from general corporate expenses. Other net operating income of $1.6 million amounted to a $2.2 million increase from a $0.6 million net loss recorded in the third quarter of 1995.

In the first nine months of 1996, net income totaled $41.7 million compared with $36.1 million in the first nine months of 1995. Operating profit for the first nine months of 1996 increased to $66.1 million from $55.1 million in the same period of 1995. The increase in net income and operating profit for the first nine months of 1996 compared with the same period of 1995 was attributable to improved operating earnings for both Brink's and BHS businesses, only partially offset by increased general corporate expenses. Revenues for the first nine months of 1996 increased $92.7 million or 16% compared with the first nine months of 1995, consisting of $71.6 million from Brink's and $21.1 million from BHS. Operating expenses and selling, general and administrative expenses for the first nine months of 1996 increased $82.6 million or 16% compared with the same period last year, which represented $64.5 million from Brink's, $15.7 million from BHS and $2.4 million from general corporate expenses. Other net expense of $3.6 million amounted to a $1.1 million increase from $2.5 million recorded in the first nine months of 1995.

Brink's
-------
The following is a table of selected financial data for Brink's on a comparative basis:

                                                                   Three Months                   Nine Months
                                                                  Ended September 30            Ended September 30
(In thousands)                                                    1996          1995           1996           1995
------------------------------------------------------------------------------------------------------------------
Revenues:
  North America (United States and Canada)                 $   106,156        97,103        308,271        278,084
  International                                                 86,335        79,404        243,485        202,057
------------------------------------------------------------------------------------------------------------------
Total revenues                                             $   192,491       176,507        551,756        480,141

Operating expenses                                             154,527       142,105        447,177        390,328
Selling, general and administrative                             23,579        21,551         68,122         60,516
------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                       178,106       163,656        515,299        450,844
------------------------------------------------------------------------------------------------------------------
Other operating income (expense)                                 1,648          (588)         1,478            585
------------------------------------------------------------------------------------------------------------------
Operating profit:
  North America (United States and Canada)                 $     9,292         8,226         23,383         20,752
  International                                                  6,741         4,037         14,552          9,130
------------------------------------------------------------------------------------------------------------------
Total operating profit                                     $    16,033        12,263         37,935         29,882
------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                              $     6,522         5,757         18,259         16,253
------------------------------------------------------------------------------------------------------------------
Cash capital expenditures                                  $     8,514         4,234         24,518         15,710
------------------------------------------------------------------------------------------------------------------

                                       --
                                       28

Brink's worldwide consolidated revenues totaled $192.5 million in the third quarter of 1996 compared with $176.5 million in the third quarter of 1995. Brink's operating profit of $16.0 million represented a $3.8 million (31%) increase over the $12.3 million operating profit reported in the prior year quarter. Other operating income increased $2.2 million to $1.6 million, from a prior year quarter net loss of $0.6 million.

Revenues from North American operations (United States and Canada) increased $9.1 million, or 9%, to $106.2 million in the 1996 third quarter from $97.1 million in the prior year quarter. North American operating profit increased $1.1 million, or 13%, to $9.3 million in the current year quarter from $8.2 million in the third quarter of 1995. The operating profit improvement was primarily due to improved armored car operations, which includes ATM servicing, and money processing and reflects operating efficiencies.

Revenues from international subsidiaries increased $6.9 million to $86.3 million in the 1996 third quarter from $79.4 million in the 1995 quarter. Substantially all the increase in international revenues was due to the consolidation of the results of Brink's Colombia, in which Brink's increased its ownership from 47% to 51% during the third quarter of 1995. Operating profits from international subsidiaries and minority-owned affiliates amounted to $6.7 million in the current year quarter compared to $4.0 million in the prior year third quarter. The earnings increase for the third quarter of 1996 reflected higher operating profits in Latin America which more than offset lower results in Europe, primarily Holland. Latin America's increase in operating profits reflects a $1.2 million benefit from the consolidation of Colombia's operating profits. Brazil's (100% owned) operating profits amounted to $1.7 million in the third quarter of 1996, compared to $1.9 million in the third quarter of 1995. The $1.1 million in equity earnings generated by Brink's Mexican affiliate (20% owned) was an improvement over the $1.2 million loss recorded in the third quarter of 1995, as the benefits of workforce reductions, cost controls and operational improvements continue to be realized.

Brink's worldwide consolidated revenues totaled $551.8 million in the first nine months of 1996 compared with $480.1 million in the first nine months of 1995. Brink's operating profit of $37.9 million in the first nine months of 1996 represented an $8.1 million (27%) increase over the $29.9 million operating profit reported in the prior year period. The revenue increase of $71.6 million (15%) in the first nine months of 1996 was only partially offset by a corresponding increase in operating expenses and selling, general and administrative expenses of $64.5 million (14%). Other operating income increased $0.9 million to $1.5 million, from $0.6 million in the prior year.

Revenues from North American operations (United States and Canada) increased $30.2 million, or 11%, to $308.3 million in the first nine months of 1996 from $278.1 million in the same period of 1995. North American operating profit increased $2.6 million (13%) to $23.4 million in the current year period from $20.8 million in the same period of 1995. The operating profit improvement for the nine months of 1996 primarily resulted from improved armored car operations, which includes ATM servicing, and money processing and reflects operating efficiencies.

Revenues from international subsidiaries increased $41.4 million to $243.5 million in the first nine months of 1996 from $202.1 million in the first nine months of 1995. Consolidation of the results of Brink's Colombia accounted for approximately half of the increase in international revenues for the nine-month comparative period. Operating profits from international subsidiaries and minority-owned affiliates amounted to $14.6 million in the current year period compared to $9.1 million in the prior year period. Higher operating profits in Latin America more than offset lower results in Europe, primarily France and Holland. Latin America's increase in operating profits includes a $3.1 million benefit from the consolidation of the results of Brink's Colombia. The consolidation of this now 51% owned subsidiary had a de minimus effect on the Brink's Group net income. Brazil (100% owned) achieved increases in revenue and operating profit of $10.7 million and $1.9 million, respectively, for the first nine months of 1996 compared to the same period in 1995. Revenues for Brink's Brazil were $89.6 million and $79.0 million for the first nine months of 1996 and 1995, respectively, and operating profits were $4.7 million and $2.8 million for the first nine months of 1996 and 1995, respectively. Equity in earnings from Brink's Mexican affiliate (20% owned) amounted to $2.1 million compared with a $2.2 million loss recorded in the first nine months of 1995.

                                       --
                                       29

BHS
---
The following is a table of selected financial data for BHS on a comparative basis:

                                                                   Three Months                   Nine Months
                                                                  Ended September 30            Ended September 30
(In thousands)                                                    1996          1995           1996           1995
------------------------------------------------------------------------------------------------------------------
Revenues                                                   $    39,531        32,451        114,881         93,823

Operating expenses                                              20,452        16,051         59,810         48,715
Selling, general and administrative                              7,570         6,014         21,059         16,406
------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                        28,022        22,065         80,869         65,121
------------------------------------------------------------------------------------------------------------------
Operating profit                                           $    11,509        10,386         34,012         28,702
------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                              $     6,936         5,469         20,745         15,889
------------------------------------------------------------------------------------------------------------------
Cash capital expenditures                                  $    14,702        11,882         44,751         31,023
------------------------------------------------------------------------------------------------------------------
Annualized recurring revenues (a)                                                         $ 121,254        100,862
------------------------------------------------------------------------------------------------------------------
Number of subscribers:
   Beginning of period                                         412,591       346,540        378,659        318,029
   Installations                                                23,327        20,580         72,030         58,942
   Disconnects                                                  (8,125)       (5,917)       (22,896)       (15,768)
------------------------------------------------------------------------------------------------------------------
End of period                                                  427,793       361,203        427,793        361,203
------------------------------------------------------------------------------------------------------------------

(a)  Annualized   recurring  revenue  is  calculated  based  on  the  number  of subscribers  at period end  multiplied  by the average  fee per  subscriber received in the last month of the period for  monitoring,  maintenance  and related services.


Revenues for BHS increased by $7.1 million (22%) to $39.5 million in the third quarter of 1996 from $32.5 million in the 1995 quarter. In the first nine months of 1996, revenues for BHS increased by $21.1 million (22%) to $114.9 million from $93.8 million in the first nine months of 1995. The increase in revenues was predominantly from higher ongoing monitoring and services revenues, caused by an 18% growth in the subscriber base for the nine months. As a result of such growth, annualized recurring revenues in force at the end of the third quarter of 1996 grew 20% over the amount in effect at the end of the third quarter of 1995. The total amount of installation revenue in the third quarter and first nine months of 1996 also grew by 24% and 26%, respectively, over the amount recorded in the same periods of 1995, largely as a result of the increased volume of installations. Revenue per installation decreased from amounts achieved in the first half of this year due to the competitive environment in the marketplace.

Operating profit of $11.5 million in the third quarter of 1996 represented an increase of $1.1 million (11%) compared to the $10.4 million earned in the 1995 third quarter. In the first nine months of 1996, operating profit increased $5.3 million (19%) to $34.0 million from $28.7 million earned in the first nine months of 1995. The increase in operating profit largely stemmed from the growth in the subscriber base and higher average monitoring and services revenues, somewhat offset by higher depreciation and increased account servicing and administrative expenses, which are a consequence of the larger subscriber base. In addition, installation and marketing costs incurred and expensed during the third quarter increased by $0.9 million from the prior year period.

The subscriber base on September 30, 1996, totaled 427,793 customers, 18% higher than the balance at the end of the third quarter of 1995. Annualized recurring revenues amounted to $121.3 million at September 30, 1996, 20% higher than September 30, 1995. The favorable change reflects the increased subscriber base as well as higher average monthly revenues, principally generated by customer service contracts.

                                       --
                                       30

Foreign Operations
------------------
A portion of the Brink's Group's financial results is derived from activities in several foreign countries, each with a local currency other than the U.S. dollar. Because the financial results of the Brink's Group are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The Brink's Group's international activity is not concentrated in any single currency, which limits the risks of foreign currency rate fluctuations. In addition, foreign currency rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The Brink's Group routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Brink's Group uses foreign exchange forward contracts to hedge the risks associated with certain transactions denominated in currencies other than the functional currency. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. Cumulative translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. A subsidiary in Brazil operates in such a highly inflationary economy. Additionally, current conditions in Mexico where the Brink's Group has an affiliate (20% owned), indicate that that economy may be considered highly inflationary by early 1997.

Additionally, the Brink's Group is subject to other risks customarily associated with doing business in foreign countries, including economic conditions, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Brink's Group cannot be predicted.

Corporate Expenses
------------------
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Brink's Group based on utilization and other methods and criteria which management believes to be a reasonable and equitable estimate of the costs attributable to the Brink's Group. These allocations were $2.6 million and $1.1 million for the third quarter of 1996 and 1995, respectively and $5.9 million and $3.5 million for the first nine months of 1996 and 1995, respectively.

The Company's corporate office was relocated to Richmond, Virginia during September 1996. The costs of this move for the first nine months of 1996, including moving expenses, employee relocation, severance pay and temporary employee costs, amounted to $2.9 million. Approximately $1.0 million of these costs were attributed to the Brink's Group.

Other Operating Income (Expense), Net
-------------------------------------
Other net operating income increased $2.2 million to income of $1.6 million in the 1996 third quarter from a loss of $0.6 million in the 1995 third quarter. In the first nine months of 1996, other net operating income amounted to $1.5 million, increasing $0.9 million from other net operating income of $0.6 million in the first nine months of 1995. Other operating income consists primarily of equity earnings of foreign affiliates. These equity earnings, which are primarily attributable to equity affiliates of Brink's, amounted to income of $1.5 million and an expense of $0.7 million for the third quarter of 1996 and 1995, respectively, and income of $1.1 million and $0.1 million in the first nine months of 1996 and 1995, respectively. Increases in Brink's share of equity earnings is partially due to a significant improvement in the earnings of Brink's Mexican affiliate. The results of Brink's equity affiliates in the third quarter and first nine months of 1995 included $0.2 million and $1.2 million, respectively, in equity income from Colombia which became a consolidated subsidiary during the third quarter of 1995, subsequent to an additional investment bringing Brink's ownership to a majority interest in the operation.

Other Income (Expense), Net
---------------------------
Other net expense for the third quarter of 1996 increased by $0.2 million to a net expense of $1.5 million from $1.3 million in the third quarter of 1995 and for the first nine months of 1996 increased by $1.1 million to a net expense of $3.6 million from $2.5 million for the first nine months of 1995. The higher level of other expense for the third quarter and first nine months of 1996 primarily reflects increased charges for minority interest, mainly as a result of the consolidation of Brink's Colombia.

                                       --
                                       31

Income Taxes
------------
The third quarter of 1995 reflected a lower than normal quarterly tax rate required to adjust to the effective nine month tax rate.


FINANCIAL CONDITION
-------------------

A portion of the Company's corporate assets and liabilities has been attributed to the Brink's Group based upon utilization of the shared services from which assets and liabilities are generated, which management believes to be equitable and a reasonable estimate.

Cash Provided by Operating Activities
-------------------------------------
Cash provided by operating activities amounted to $76.8 million in the first nine months of 1996, representing a $14.7 million favorable change from the prior year period. The increase in cash flow reflects higher net income and noncash charges as well as a reduction in funding requirements for net operating assets and liabilities.

Capital Expenditures
--------------------
Cash capital expenditures for the first nine months of 1996 and 1995 totaled $71.1 million and $46.8 million, respectively, excluding equipment expenditures that have been or are expected to be financed through capital and operating leases, and any acquisition expenditures. In 1996, BHS and Brink's spent $44.8 million and $24.5 million, respectively, and $1.8 million was allocated to the Brink's Group for corporate expenditures primarily relating to the purchase of the Company's new corporate office building. Expenditures incurred by BHS in the first nine months of 1996 were primarily for customer installations, representing the expansion in the subscriber base. For the full year of 1996, capital expenditures excluding expenditures that have been or are expected to be financed through capital and operating leases are estimated to be between $95.0 million and $100.0 million. Increased expenditures in 1996 are expected at BHS resulting from continued expansion of the subscriber base, and at Brink's in support of business expansion.

Financing
---------
The Brink's Group intends to fund its capital expenditure requirements during the remainder of 1996 primarily with anticipated cash flows from operating activities and through operating and capital leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or short-term borrowing arrangements or repayments from the Minerals Group. The Company has a $350 million revolving credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100 million term loan and also permits additional borrowings, repayments, and reborrowings of up to an aggregate of $250 million. During the second quarter of 1996, the maturity date of both the term loan and revolving credit portion of the Facility was extended to May 31, 2001. Of the total amount outstanding under the Facility at September 30, 1996, none was attributed to the Brink's Group.

Debt
----
Outstanding debt at quarter end totaled $11.5 million, $3.3 million lower than the $14.8 million reported at December 31, 1995. Cash flow from operating activities and a repayment of borrowings by the Minerals Group were more than sufficient to fund investing activities, dividend payments and the cost of the Brink's Stock proposal, as well as enable the Brink's Group to reduce debt.

Related Party Transactions
--------------------------
At September 30, 1996, under an interest bearing borrowing arrangement, the Minerals Group owed the Brink's Group $15.8 million, a decrease of $2.1 million from the $17.9 million owed at December 31, 1995.

At September 30, 1996, in accordance with the Company's tax allocation policy, the Brink's Group owed the Minerals Group $21.0 million for tax benefits, a decrease of $0.8 million from the $21.8 million owed at December 31, 1995. Of the total amount of tax benefits owed the Minerals Group at September 30, 1996, $14.0 million is expected to be paid within one year.

                                       --
                                       32

Capitalization
--------------
On January 18, 1996, the shareholders of the Company approved the Brink's Stock Proposal, resulting in the modification of the capital structure of the Company to include an additional class of common stock. The outstanding shares of Pittston Services Group Common Stock ("Services Stock") were redesignated as Pittston Brink's Stock on a share-for-share basis, and a new class of common stock, designated as Pittston Burlington Group Common Stock ("Burlington Stock"), was distributed on the basis of one-half share of Burlington Stock for each share of Services Stock previously held by shareholders of record on January 19, 1996. The Brink's Group consists of the Brink's and BHS operations of the Company. The Burlington Group consists of the Burlington operations of the Company. The Minerals Group consists of the Coal and Mineral Ventures operations of the Company. The approval of the Brink's Stock Proposal did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. The Company prepares separate financial statements for the Brink's, Minerals and Burlington Groups in addition to consolidated financial information of the Company.

Brink's Stock, Burlington Stock and Pittston Minerals Group Common Stock ("Minerals Stock") were designed to provide shareholders with separate securities reflecting the performance of the Brink's Group, Burlington Group and Minerals Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting any of the Groups.

The redesignation of the Company's Services Stock as Brink's Stock and the distribution of Burlington Stock as a result of the approval of the Brink's Stock Proposal and the distribution of Minerals Stock in July 1993 (the "Services Stock Proposal") did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. Holders of all three classes of stock are shareholders of the Company, which continues to be responsible for all its liabilities. Therefore, financial developments affecting the Brink's Group, the Burlington Group or the Minerals Group that affect the Company's financial condition could affect the results of operations and financial condition of all three Groups. The changes in the capital structure of the Company had no effect on the Company's total capital, except as to expenses incurred in the execution of the Brink's Stock Proposal. Since the approval of the Brink's Stock Proposal and the earlier Services Stock Proposal, capitalization of the Company has been affected by the share activity related to each of the classes of common stock.

In November 1995, the Board authorized, subject to shareholder approval of the Brink's Stock Proposal, a revised share repurchase program which allows for the purchase, from time to time, of up to 1,500,000 shares of Brink's Stock, 1,500,000 shares of Burlington Stock and 1,000,000 shares of Minerals Stock, not to exceed an aggregate purchase price of $45.0 million. As of September 30, 1996, no shares of Brink's Stock were purchased under the program. Between October 1, 1996 and November 11, 1996, the Company purchased 47,600 shares of Burlington Stock at a total cost of $0.9 million.

In 1994, the Board authorized the purchase from time to time of up to $15 million of the Company's Series C Cumulative Convertible preferred stock. In November 1995, the Board authorized an increase in the remaining authority to $15 million. No share purchases were made in 1995 subsequent to the increased authorization. During the third quarter and first nine months of 1996, the Company purchased 10,320 and 20,920 shares, respectively, of its Series C Cumulative Convertible preferred stock at a total cost of $3.9 million and $7.9 million, respectively.

Dividends
---------
The Board intends to declare and pay dividends on Brink's Stock based on earnings, financial condition, cash flow and business requirements of the Brink's Group. Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its public debt and bank credit agreements, financial developments of the Minerals Group or the Burlington Group could affect the Company's ability to pay dividends in respect of stock relating to the Brink's Group.

                                       --
                                       33

During the first nine months of 1996, the Board declared and the Company paid cash dividends of 7.5 cents per share of Brink's Stock. During the first nine months of 1995, the Board declared and the Company paid cash dividends of 15 cents per share of Services Stock of which 6.9 cents per share was attributed to Brink's Stock.

The Company pays an annual cumulative dividend on its Series C Cumulative Convertible preferred stock of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available when, and if declared by the Board of Directors of the Company. Such stock also bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon. In the first nine months of 1996 and 1995, dividends paid on the Series C Cumulative Convertible preferred stock were $2.9 million and $3.3 million, respectively.

                                       --
                                       34

                                             Pittston Burlington Group
                                                  BALANCE SHEETS
                                                  (In thousands)



                                                                                September 30,         December 31,
                                                                                         1996                 1995
------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                         $    24,517               25,847
Accounts receivable (net of estimated amount uncollectible:
 1996 - $9,761; 1995 - $10,373)                                                       225,481              219,681
Receivable - Pittston Minerals Group                                                    5,356                5,910
Inventories, at lower of cost or market                                                 2,076                1,684
Prepaid expenses                                                                       12,552               13,603
Deferred income taxes                                                                   8,265               11,512
------------------------------------------------------------------------------------------------------------------
Total current assets                                                                  278,247              278,237

Property, plant and equipment, at cost (net of accumulated
   depreciation and amortization: 1996 - $61,407; 1995 - $56,269)                      97,551               72,171
Intangibles, net of amortization                                                      177,472              180,739
Deferred pension assets                                                                 9,356               10,427
Deferred income taxes                                                                  17,328               12,875
Other assets                                                                           14,320               17,628
------------------------------------------------------------------------------------------------------------------
Total assets                                                                      $   594,274              572,077
------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                                                             $    32,104               32,181
Current maturities of long-term debt                                                    2,739                1,964
Accounts payable                                                                      151,756              157,770
Accrued liabilities                                                                    72,289               62,311
------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                             258,888              254,226

Long-term debt, less current maturities                                                27,429               26,697
Postretirement benefits other than pensions                                             3,050                2,713
Deferred income taxes                                                                     268                1,996
Payable - Pittston Minerals Group                                                       6,143                8,029
Other liabilities                                                                       4,395                6,563
Shareholders' equity                                                                  294,101              271,853
------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                        $   594,274              572,077
------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                       --
                                       35

                            Pittston Burlington Group
                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)
                                                                 Three Months                     Nine Months
                                                                Ended September 30              Ended September 30
                                                               1996           1995             1996           1995
------------------------------------------------------------------------------------------------------------------
Operating revenues                                       $  377,656        365,793        1,093,017      1,031,687

Operating expenses                                          327,242        318,459          958,752        907,696
Selling, general and administrative expenses                 32,730         31,491           95,636         89,444
------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                    359,972        349,950        1,054,388        997,140
------------------------------------------------------------------------------------------------------------------
Other operating income                                          224            464              966          1,833
------------------------------------------------------------------------------------------------------------------
Operating profit                                             17,908         16,307           39,595         39,380

Interest income                                                 628          1,026            2,177          3,014
Interest expense                                               (944)        (1,238)          (2,984)        (3,461)
Other expense, net                                             (597)          (338)          (1,939)          (862)
------------------------------------------------------------------------------------------------------------------
Income before income taxes                                   16,995         15,757           36,849         35,071
Provision for income taxes                                    6,290          5,233           13,635         12,489
------------------------------------------------------------------------------------------------------------------
Net income                                               $   10,705         10,524           23,214         22,582
------------------------------------------------------------------------------------------------------------------
Per common share:
Net income                                               $      .56            .55             1.21           1.19
------------------------------------------------------------------------------------------------------------------
Cash dividends                                           $      .06           .054              .18           .162
------------------------------------------------------------------------------------------------------------------
Average shares outstanding                                   19,283         18,958           19,161         18,957
------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                       --
                                       36

                            Pittston Burlington Group
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                            Nine months Ended September 30
                                                                                                        1996          1995
--------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                                        $   23,214        22,582
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                                       16,129        14,744
  Provision for aircraft heavy maintenance                                                            23,980        19,226
  Credit for deferred income taxes                                                                    (2,757)       (2,767)
  Provision for pensions, noncurrent                                                                   1,115           195
  Provision for uncollectible accounts receivable                                                      1,841         1,654
  Equity in earnings of unconsolidated affiliates, net of dividends received                            (171)         (141)
  Other operating, net                                                                                 1,522           714
  Change in operating assets and liabilities net of effects of acquisitions:
   Increase in accounts receivable                                                                    (7,642)      (47,547)
   (Increase) decrease in inventories                                                                   (392)          212
   Decrease (increase) in prepaid expenses                                                             1,113        (4,977)
   (Decrease) increase in accounts payable and accrued liabilities                                   (21,410)        9,105
   Increase in other assets                                                                             (870)         (439)
   (Decrease) increase in other liabilities                                                           (1,308)        1,581
   Other, net                                                                                           (509)         (905)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                             33,855        13,237
--------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                                                           (27,486)      (19,900)
Proceeds from disposal of property, plant and equipment                                                5,899           169
Aircraft heavy maintenance                                                                           (15,215)      (11,406)
Acquisitions, net of cash acquired, and related contingent payments                                     (225)       (1,693)
Other, net                                                                                             2,566         2,922
--------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                                (34,461)      (29,908)
--------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                                                                      2,878        16,482
Reductions of debt                                                                                    (1,361)         (558)
Payments from - Minerals Group                                                                           554         3,746
Proceeds from exercise of stock options                                                                2,183           578
Proceeds from stock purchased by benefit plans                                                           110           195
Dividends paid                                                                                        (3,479)       (3,268)
Repurchase of common stock                                                                              (372)       (1,134)
Cost of Brink's Stock Proposal                                                                        (1,237)            -
--------------------------------------------------------------------------------------------------------------------------
Net cash (used) provided by financing activities                                                        (724)       16,041
--------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                             (1,330)         (630)
Cash and cash equivalents at beginning of period                                                      25,847        18,384
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                        $   24,517        17,754
--------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                       --
                                       37

                            Pittston Burlington Group
                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)


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

     The Company provides holders of Pittston Burlington Group Common Stock ("Burlington Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the Burlington Group in addition to consolidated financial information of the Company. Holders of Burlington Stock are shareholders of the Company, which is responsible for all its liabilities. Therefore, financial developments affecting the Pittston Minerals Group (the "Minerals Group"), the Pittston Brink's Group (the "Brink's Group") or the Burlington Group that affect the Company's financial condition could affect the results of operations and financial condition of all three Groups. Accordingly, the Company's consolidated financial statements must be read in conjunction with the Burlington Group's financial statements.

(2) Depreciation and amortization of property, plant and equipment in the third quarter and nine months periods of 1996 and 1995 totaled $3,594 ($3,386 in 1995) and $11,247 ($9,822 in 1995), respectively.

(3) Cash payments made for interest and income taxes (net of refunds received) were as follows:

                                  Third quarter             Nine months
                                1996         1995         1996        1995
--------------------------------------------------------------------------
Interest                    $  1,238          845        3,793       3,312
--------------------------------------------------------------------------
Income taxes                $  7,320        2,601       15,881      20,821
--------------------------------------------------------------------------


     During the nine month period ended September 30, 1996 and 1995, capital lease obligations of $61 and $4,284, respectively, were incurred for leases of property, plant and equipment.

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

(6) All adjustments have been made which are, in the opinion of management, necessary for a fair presentation of results of operations for the periods reported herein. All such adjustments are of a normal recurring nature.

                                       --
                                       38

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

The Company provides holders of Pittston Burlington Group Common Stock ("Burlington Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the Burlington Group in addition to consolidated financial information of the Company. Holders of Burlington Stock are shareholders of the Company, which continues to be responsible for all its liabilities. Therefore, financial developments affecting the Pittston Minerals Group (the "Minerals Group"), the Pittston Brink's Group (the "Brink's Group") or the Burlington Group that affect the Company's financial condition could affect the results of operations and financial condition any of the Groups. Accordingly, the Company's consolidated financial statements must be read in conjunction with the Burlington Group's financial statements.

The following discussion is a summary of the key factors management considers necessary in reviewing the Burlington Group's results of operations, liquidity and capital resources. This discussion should be read in conjunction with the financial statements and related notes of the Company.

                               SEGMENT INFORMATION
                                 (In thousands)
                                                                   Three Months                   Nine Months
                                                                  Ended September 30            Ended September 30
                                                                  1996          1995           1996           1995
------------------------------------------------------------------------------------------------------------------
Revenues:
Burlington                                                 $   377,656       365,793      1,093,017      1,031,687
------------------------------------------------------------------------------------------------------------------
Operating profit:
Burlington                                                 $    20,466        17,449         45,479         39,913
General corporate expense                                       (2,558)       (1,142)        (5,884)        (3,533)
------------------------------------------------------------------------------------------------------------------
Operating profit                                           $    17,908        16,307         39,595         36,380
------------------------------------------------------------------------------------------------------------------


RESULTS OF OPERATIONS
---------------------

In the third quarter of 1996, the Burlington Group reported net income of $10.7 million, or $.56 per share, compared with $10.5 million, or $.55 per share, in the third quarter of 1995. Operating profit totaled $17.9 million in the 1996 third quarter compared with $16.3 million in the prior year third quarter. Increases in general corporate expenses were primarily related to the relocation of the Company's Corporate headquarters to Richmond, Virginia, which resulted in additional pretax expenses of $1.0 million in the third quarter of 1996. Results in 1995's third quarter benefited from a lower than normal quarterly tax rate which was required to adjust to the effective nine month tax rate. Revenues increased $11.9 million or 3%, compared with the 1995 third quarter. Operating expenses and selling, general and administrative expenses for the 1996 quarter increased $10.0 million, or 3%, compared with the same 1995 period.

                                       --
                                       39

In the first nine months of 1996, the Burlington Group reported net income of $23.2 million, or $1.21 per share, compared with $22.6 million, or $1.19 per share, in the first nine months of 1995. Operating profit totaled $39.6 million in the first nine months of 1996 compared with $39.4 million in the prior year nine month period. Revenues increased $61.3 million or 6%, compared with the same nine month period of 1995. Operating expenses and selling, general and administrative expenses for the 1996 nine month period increased $57.2 million, or 6%, compared with the same period last year.

Burlington
----------
The following is a table of selected financial data for Burlington on a comparative basis:

                                                                   Three Months                   Nine Months
(In thousands - except per                                        Ended September 30            Ended September 30
pound/shipment amounts)                                           1996          1995           1996           1995
------------------------------------------------------------------------------------------------------------------
Revenues:
Expedited freight services:
  Domestic U.S.                                            $   142,506       133,430        405,238        389,712
  International                                                175,516       179,281        517,692        509,526
------------------------------------------------------------------------------------------------------------------
Total expedited freight services                           $   318,022       312,711        922,930        899,238
Customs clearances                                              34,496        32,308        100,473         80,592
Ocean and other (a)                                             25,138        20,774         69,614         51,857
------------------------------------------------------------------------------------------------------------------
Total revenues                                             $   377,656       365,793      1,093,017      1,031,687
------------------------------------------------------------------------------------------------------------------
Operating profit:
  Domestic U.S.                                            $    11,783         8,781         25,520         20,261
  International                                                  8,683         8,668         19,959         19,652
------------------------------------------------------------------------------------------------------------------
Total operating profit                                     $    20,466        17,449         45,479         39,913
------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                              $     5,143         4,957         15,957         14,659
------------------------------------------------------------------------------------------------------------------
Cash capital expenditures                                  $    10,495         6,299         25,609         19,799
------------------------------------------------------------------------------------------------------------------
Expedited freight services shipment growth rate (b)              (0.5%)         8.2%           2.8%           5.8%

Expedited freight services weight growth rate (b):
  Domestic U.S.                                                   6.7%         (4.3%)          5.0%          (4.2%)
  International                                                  (1.7%)        31.9%           4.5%          30.6%
  Worldwide                                                       2.2%         12.1%           4.7%          11.5%

Expedited freight services weight (million pounds)               362.0         354.0        1,059.2        1,011.3
------------------------------------------------------------------------------------------------------------------
Expedited freight services shipments (thousands)                 1,294         1,300          3,914          3,808
------------------------------------------------------------------------------------------------------------------
Expedited freight services average:
  Yield (revenue per pound)                                $      .879          .883           .871           .889
  Revenue per shipment                                     $       246           241            236            236
  Weight per shipment (pounds)                                     280           272            271            266
------------------------------------------------------------------------------------------------------------------

(a) Primarily international ocean freight.
(b) Compared to the same period in the prior year.

                                       --
                                       40

Burlington's third quarter worldwide operating profit amounted to $20.5 million, an increase of $3.0 million (17%) from the level reported in the third quarter of 1995. Worldwide revenues increased by 3% to $377.7 million from $365.8 million in the 1995 quarter. The $11.9 million growth in revenues principally reflects a 2% increase in worldwide expedited freight services pounds shipped, which reached 362.0 million pounds in the third quarter of 1996, and a 12% increase in other revenues (primarily customs clearance and ocean). Worldwide expenses amounted to $357.2 million, $8.8 million (3%) higher than in the third quarter of 1995.

Domestic expedited freight services revenue of $142.5 million was $9.1 million (7%) higher than the prior year quarter. Domestic operating profit increased to $11.8 million in the third quarter of 1996 from $8.8 million in the prior year quarter. Operating profit benefited from stable pricing and higher volumes in the aerospace, electronics and consumer products segments, partially offset by declines in the automotive sector. Domestic average yields continued to be modestly higher than the levels of late 1995 and early 1996. During the quarter, Burlington benefited from the initiation in mid September of a 4.2(cents) per pound surcharge on domestic shipments. This surcharge is designed to partially offset some of the cost increases experienced by Burlington's domestic operations during 1996. These costs include the reimposition of a Federal Excise Tax on air cargo, higher jet fuel prices, a Federal Fuel Tax and new FAA-mandated security and maintenance requirements.

International expedited freight services revenue of $175.5 million in the third quarter decreased slightly from the $179.3 million reported in the comparable quarter in 1995. Revenues from other activities, primarily international, which include transactions such as import related services as well as ocean freight services, increased 12% or $6.6 million to $59.6 million. International operating profit amounted to $8.7 million in the third quarter of 1996, unchanged from the 1995 quarter. International expedited freight services pricing slightly decreased from the third quarter of 1995 as overseas price weakness was only partially offset by improvement in U.S. export pricing.

Burlington's worldwide operating profit amounted to $45.5 million in the first nine months of 1996, an increase of $5.6 million (14%) from the level reported in the first nine months of 1995. Worldwide revenues increased by 6% to $1,093.0 million from $1,031.7 million in the 1995 nine months. The $61.3 million growth in revenues principally reflects a 5% increase in worldwide expedited freight services pounds shipped, reaching 1,059.2 million pounds in the third quarter of 1996, and a 28% increase in other revenues (primarily customs clearance and ocean), partially offset by a 2% decline in the worldwide average yield. Worldwide expenses amounted to $1,047.5 million, $55.7 million (6%) higher than in the first nine months of 1995.

Domestic expedited freight services revenue of $405.2 million in the first nine months of 1996 was $15.5 million (4%) higher than the prior year period. Domestic operating profit increased to $25.5 million in the first nine months of 1996 from $20.3 million in the prior year period. The higher operating profit reflected higher volume, lower average transportation costs, primarily the benefit of reduced Federal Excise Tax liabilities for the first nine months of the year, partially offset by lower average yields and higher fuel costs. The lower domestic average yield for the first nine months of 1996 versus the same 1995 period was due to lower average pricing and sales mix for Burlington's overnight service.

International expedited freight services revenue of $517.7 million in the first nine months of 1996 represented an $8.2 million (2%) increase over the $509.5 million reported in the comparable period in 1995. Revenues from other activities increased 28% or $37.6 million to $170.1 million. International operating profit amounted to $20.0 million in the first nine months of 1996, a 2% increase from the first nine months of 1995, principally due to a 5% increase in international expedited freight service weight shipped, increased margin from import services and ocean freight and lower average transportation costs, partially offset by lower average yields.

Foreign Operations
------------------
A portion of the Burlington Group's financial results is derived from activities in several foreign countries, each with a local currency other than the U.S. dollar. Since the financial results of the Burlington Group are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The Burlington Group's international activity is not concentrated in any single currency, which limits the risks of foreign currency rate fluctuations. In addition, foreign currency rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The Burlington Group routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such

                                       --
                                       41
transactions, the Burlington Group uses foreign exchange forward contracts to hedge the risks associated with certain transactions denominated in currencies other than the functional currency. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. In addition, cumulative translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. A subsidiary in Brazil operates in such a highly inflationary economy.

Additionally, the Burlington Group is subject to other risks customarily associated with doing business in foreign countries, including economic conditions, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Burlington Group cannot be predicted.

Corporate Expenses
------------------
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Burlington Group based on utilization and other methods and criteria which management believes to be a reasonable and equitable estimate of the costs attributable to the Burlington Group. These allocations were $2.6 million and $1.1 million for the third quarter of 1996 and 1995, respectively, and $5.9 million and $3.5 million for the first nine months of 1996 and 1995, respectively.

The Company's corporate office was relocated to Richmond, Virginia during September 1996. The costs of this move for the first nine months of 1996, including moving expenses, employee relocation, severance pay and temporary employee costs, amounted to $2.9 million. Approximately $1.0 million of these costs were attributed to the Burlington Group.

Other Income (Expense), Net
---------------------------
Other net expense for the third quarter of 1996 increased $0.3 million to $0.6 million as compared to the third quarter of 1995. For the first nine months of 1996 other net expense increased by $1.0 million to a net expense of $1.9 million from $0.9 million for the first nine months of 1995. Other net expense in the first nine months of 1996 included a loss for the termination of an overseas sublease agreement at Burlington.

Income Taxes
------------
The third quarter of 1995 reflected a lower than normal quarterly tax rate required to adjust to the effective nine month tax rate.


FINANCIAL CONDITION
-------------------

A portion of the Company's corporate assets and liabilities has been attributed to the Burlington Group based upon utilization of the shared services from which assets and liabilities are generated, which management believes to be equitable and a reasonable estimate.

Cash Provided by Operations
---------------------------
Cash provided by operating activities during the first nine months of 1996 totaled $33.9 million compared with $13.2 million in the first nine months of 1995. The increase in cash generated occurred principally as a result of higher noncash charges and a reduction in funding requirements for operating assets and liabilities.

Capital Expenditures
--------------------
Cash capital expenditures for the first nine months of 1996 totaled $27.5 million, $25.7 million of which was spent by Burlington and $1.8 million of which was allocated to the Burlington Group for corporate expenditures primarily relating to the purchase of the Company's new corporate office building. For the full year 1996, capital expenditures are projected to be between $45.0 million and $50.0 million. The foregoing amounts exclude equipment expenditures that have been or are expected to be financed through capital and operating leases, and any acquisition expenditures. These expenditures will be primarily for maintenance and replacement, when necessary, of current business operations, including information systems and, to a lesser extent, for business expansion.

                                       --
                                       42

Other Investing Activities
--------------------------
Other investing activities required $7.0 million of cash compared to cash requirements of $10.0 million in the 1995 nine month period. Aircraft heavy maintenance outlays were $15.2 million and $11.4 million in the first nine months of 1996 and 1995, respectively. Cash proceeds from the disposal of assets increased by $5.7 million compared to the prior year period.

Financing
---------
The Burlington Group intends to fund its capital expenditure requirements during the remainder of 1996 with anticipated cash flows from operating activities and through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or other borrowing arrangements or repayments from the Minerals Group. The Company has a $350 million revolving credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100 million term loan and also permits additional borrowings, repayments, and reborrowings of up to an aggregate of $250 million. During the second quarter of 1996, the maturity date of both the term loan and revolving credit portion of the Facility was extended to May 31, 2001. Of the total outstanding under the Facility at September 30, 1996, none was attributed to the Burlington Group.

Debt
----
Outstanding debt totaled $62.3 million at September 30, 1996, an increase of $1.4 million from the $60.8 million reported at December 31, 1995.

Related Party Transactions
--------------------------
At September 30, 1996, under an interest bearing borrowing arrangement, the Minerals Group owed the Burlington Group $19.4 million, a $0.5 million decrease from the $19.9 million owed at December 31, 1995.

At September 30, 1996, in accordance with the Company's tax allocation policy, the Burlington Group owed the Minerals Group $20.1 million for tax benefits, a decrease of $1.9 million from the $22.0 million owed at December 31, 1995. Of the total amount of tax benefits owed the Minerals Group at September 30, 1996, $14.0 million is expected to be paid within one year.

Capitalization
--------------
On January 18, 1996, the shareholders of the Company approved the Brink's Stock Proposal, resulting in the modification of the capital structure of the Company to include an additional class of common stock. The outstanding shares of Pittston Services Group Common Stock ("Services Stock") were redesignated as
Pittston Brink's Group Common Stock ("Brink's Stock") on a share-for-share basis, and a new class of common stock, designated as Burlington Stock, was distributed on the basis of one-half share of Burlington Stock for each share of Services Stock previously held by shareholders of record on January 19, 1996. The Brink's Group consists of the Brink's and BHS operations of the Company. The Burlington Group consists of the Burlington operations of the Company. The Minerals Group consists of the Coal and Mineral Ventures operations of the Company. The approval of the Brink's Stock Proposal did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. The Company prepares separate financial statements for the Minerals, Brink's and Burlington Groups in addition to consolidated financial information of the Company.

Brink's Stock, Burlington Stock and the Pittston Minerals Group Common Stock ("Minerals Stock") were designed to provide shareholders with separate securities reflecting the performance of the Brink's Group, Burlington Group and Minerals Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting any of the Groups.

                                       --
                                       43

The redesignation of the Company's Services Stock as Brink's Stock and the distribution of Burlington Stock as a result of the approval of the Brink's Stock Proposal and the distribution of Minerals Stock in July 1993 (the "Services Stock Proposal") did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. Holders of all three classes of stock are shareholders of the Company, which continues to be responsible for all its liabilities. Therefore, financial developments affecting the Brink's Group, the Burlington Group or the Minerals Group that affect the Company's financial condition could affect the results of operations and financial condition of all three Groups. The changes in the capital structure of the Company had no effect on the Company's total capital, except as to expenses incurred in the execution of the Brink's Stock Proposal. Since the approval of the Brink's Stock Proposal and the earlier Service Stock Proposal, capitalization of the Company has been affected by the share activity related to each of the classes of common stock.

In November 1995, the Board authorized, subject to shareholder approval of the Brink's Stock Proposal, a revised share repurchase program which allows for the purchase, from time to time, of up to 1,500,000 shares of Brink's Stock, 1,500,000 shares of Burlington Stock and 1,000,000 shares of Minerals stock, not to exceed an aggregate purchase price of $45.0 million. As of September 30, 1996, 20,300 shares of Burlington Stock at a total cost of $0.4 million have been purchased under the program. Between October 1, 1996 and November 11, 1996, the Company purchased 47,600 shares of Burlington Stock at a total cost of $0.9 million.

In 1994, the Board authorized the purchase from time to time of up to $15 million of the Company's Series C Cumulative Convertible preferred stock. In November 1995, the Board authorized an increase in the remaining authority to $15 million. No share purchases were made in 1995 subsequent to the increased authorization. During the third quarter and first nine months of 1996, the Company purchased 10,320 and 20,920 shares, respectively, of its Series C Cumulative Convertible preferred stock a total cost of $3.9 and $7.9 million, respectively.

Dividends
---------
The Board intends to declare and pay dividends on Burlington Stock based on earnings, financial condition, cash flow and business requirements of the Burlington Group. Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its public debt and bank credit agreements, financial developments of the Minerals Group or the Brink's Group could affect the Company's ability to pay dividends in respect of stock relating to the Burlington Group.

During the first nine months of 1996 the Board declared and paid cash dividends of 18 cents per share of Burlington Stock. During the first nine months of 1995, the Board declared and the Company paid cash dividends of 15 cents per share of Services Stock of which 16.2 cents per share was attributed to the Burlington Stock after taking into account the one-half share distribution of Burlington Stock for each Services Stock share.

The Company pays an annual cumulative dividend on its Series C Cumulative Convertible preferred stock of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available when, and if declared by the Board of Directors of the Company. Such stock also bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon. In the first nine months of 1996 and 1995, dividends paid on the Series C Cumulative Convertible preferred stock were $2.9 million and $3.3 million, respectively.

                                       --
                                       44

                                              Pittston Minerals Group
                                                  BALANCE SHEETS
                                                  (In thousands)
                                                                                  September 30,       December 31,
                                                                                           1996               1995
------------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                           $     4,531              4,999
Short-term investments, at lower of cost or market                                            -             26,046
Accounts receivable (net of estimated amount uncollectible:
  1996 - $1,532; 1995 - $1,946)                                                          80,527             87,775
Inventories, at lower of cost or market:
  Coal                                                                                   32,554             37,329
  Other                                                                                   4,154              4,591
------------------------------------------------------------------------------------------------------------------
                                                                                         36,708             41,920
Prepaid expenses                                                                          6,764              7,573
Deferred income taxes                                                                    28,921             30,677
------------------------------------------------------------------------------------------------------------------
Total current assets                                                                    157,451            198,990

Property, plant and equipment, at cost (net of accumulated depreciation,
  depletion and amortization: 1996 - $157,699; 1995 - $166,653)                         176,906            199,344
Deferred pension assets                                                                  80,653             79,393
Deferred income taxes                                                                    67,530             80,699
Coal supply contracts                                                                    55,350             63,455
Intangibles, net of amortization                                                        111,855            117,551
Receivable - Pittston Brink's Group                                                       6,967              7,844
Receivable - Pittston Burlington Group                                                    6,143              8,029
Other assets                                                                             46,441             43,304
------------------------------------------------------------------------------------------------------------------
Total assets                                                                        $   709,296            798,609
------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term bank borrowings                                                          $         -                 24
Current maturities of long-term debt                                                        161              1,199
Accounts payable                                                                         57,430             70,214
Payable - Pittston Brink's Group                                                          5,356              3,945
Payable - Pittston Burlington Group                                                       1,782              5,910
Accrued liabilities                                                                     121,165            138,384
------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                               185,894            219,676

Long-term debt, less current maturities                                                 116,752            100,791
Postretirement benefits other than pensions                                             218,075            213,707
Workers' compensation and other claims                                                  105,449            114,602
Reclamation                                                                              43,642             47,126
Other liabilities                                                                        51,805            111,386
Shareholders' equity                                                                    (12,321)            (8,679)
------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                          $   709,296            798,609
------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                       --
                                       45

                             Pittston Minerals Group
                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                            Three Months                  Nine Months
                                                                           Ended September 30           Ended September 30
                                                                          1996           1995           1996          1995
--------------------------------------------------------------------------------------------------------------------------
Net sales                                                           $  177,195        177,702        522,715       557,653
--------------------------------------------------------------------------------------------------------------------------
Cost and expenses:
Cost of sales                                                          167,907        167,261        531,128       542,061
Restructuring and other charges, including litigation accrual                -              -        (35,650)            -
Selling, general and administrative expenses                             8,275          8,182         27,332        25,102
--------------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                               176,182        175,443        522,810       567,163
--------------------------------------------------------------------------------------------------------------------------
Other operating income                                                   1,812          3,259         11,298        19,999
--------------------------------------------------------------------------------------------------------------------------
Operating profit                                                         2,825          5,518         11,203        10,489
Interest income                                                            187            178            507           372
Interest expense                                                        (2,694)        (2,693)        (8,315)       (7,778)
Other expense, net                                                        (449)          (219)        (1,339)         (649)
--------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                         (131)         2,784          2,056         2,434
Credit for income taxes                                                 (2,629)        (1,678)        (6,106)       (7,132)
--------------------------------------------------------------------------------------------------------------------------
Net income                                                               2,498          4,462          8,162         9,566
Preferred stock dividends, net                                             146           (521)          (773)       (1,697)
--------------------------------------------------------------------------------------------------------------------------
Net income attributed to common shares                              $    2,644          3,941          7,389         7,869
--------------------------------------------------------------------------------------------------------------------------
Per common share:
Net income
  Primary                                                           $      .33            .51            .94          1.01
  Fully diluted                                                     $      .25            .45            .82           .96
--------------------------------------------------------------------------------------------------------------------------
Cash dividends                                                      $    .1625          .1625          .4875         .4875
--------------------------------------------------------------------------------------------------------------------------
Average common shares outstanding
  Primary                                                                7,926          7,804          7,872         7,781
  Fully diluted                                                          9,819          9,964          9,920        10,013
--------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                       --
                                       46

                             Pittston Minerals Group
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                                                            Nine months Ended September 30
                                                                                                        1996          1995
--------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                                        $    8,162         9,566
Adjustments to reconcile net income to net cash provided by operating activities:
  Noncash charges and other write-offs                                                                24,259             -
  Depreciation, depletion and amortization                                                            27,674        31,747
  Provision for deferred income taxes                                                                 15,130        11,185
  Credit for pensions, noncurrent                                                                     (1,261)       (2,635)
  Provision for uncollectible accounts receivable                                                        251           100
  Equity in earnings of unconsolidated affiliates, net of dividends received                            (222)           15
  Other operating, net                                                                                  (754)       (3,054)
  Change in operating assets and liabilities net of effects of acquisitions and dispositions:
    Decrease in accounts receivable                                                                    3,743        17,308
    Decrease (increase) in inventories                                                                 5,211       (12,235)
    Decrease in prepaid expenses                                                                          76         1,618
    Decrease in accounts payable and accrued liabilities                                              (7,210)       (7,813)
    (Increase) decrease in other assets                                                               (3,348)        1,426
    Decrease in other liabilities                                                                    (48,559)      (18,909)
    Decrease in workers' compensation and other claims, noncurrent                                    (9,153)      (14,456)
    Other, net                                                                                           254           118
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                             14,253        13,981
--------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                                                           (17,662)      (14,590)
Proceeds from disposal of property, plant and equipment                                                3,719        16,112
Acquisitions, net of cash acquired, and related contingent payments                                     (746)       (1,078)
Other, net                                                                                             2,885           220
--------------------------------------------------------------------------------------------------------------------------
Net cash (used) provided by investing activities                                                     (11,804)          664
--------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                                                                     15,615             -
Reductions of debt                                                                                    (1,233)       (9,114)
Payments (to) from - Brink's Group                                                                    (2,163)        9,936
Payments to - Burlington Group                                                                          (554)       (3,746)
Repurchase of stock                                                                                   (7,896)       (7,171)
Proceeds from exercise of stock options                                                                    9         1,202
Proceeds from stock purchased by benefit plans                                                           163           177
Dividends paid                                                                                        (6,858)       (7,348)
--------------------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                                                 (2,917)      (16,064)
--------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                               (468)       (1,419)
Cash and cash equivalents at beginning of period                                                       4,999         3,708
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                        $    4,531         2,289
--------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                       --
                                       47

                             Pittston Minerals Group
                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)


(1) The financial statements of the Pittston Minerals Group (the "Minerals Group") include the balance sheets, results of operations and cash flows of Coal and Mineral Ventures operations of The Pittston Company (the "Company"), and a portion of the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The Minerals Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate allocations reflected in these financial statements are determined based upon methods which management believes to be a reasonable and equitable allocation of such expenses and credits.

     The Company provides holders of Pittston Minerals Group Common Stock ("Minerals Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the Minerals Group in addition to consolidated financial information of the Company. Holders of Minerals Stock are shareholders of the Company, which continues to be responsible for all its liabilities. Therefore, financial developments affecting the Minerals Group, the Pittston Brink's Group (the "Brink's Group") or the Pittston Burlington Group (the "Burlington Group") that affect the Company's financial condition could affect the results of operations and financial condition of all three Groups. Accordingly, the Company's consolidated financial statements must be read in conjunction with the Minerals Group's financial statements.

(2) Depreciation, depletion and amortization of property, plant and equipment in the third quarter and nine month periods of 1996 and 1995 totaled $5,873 ($6,211 in 1995) and $17,058 ($18,858 in 1995), respectively.

(3) Cash payments made for interest and income taxes (net of refunds received) were as follows:

                                                 Third quarter                Nine months
                                               1996         1995            1996        1995
--------------------------------------------------------------------------------------------
Interest                                  $   2,263        2,486           8,253       7,658
--------------------------------------------------------------------------------------------
Income taxes                              $  (7,999)      (4,286)        (23,923)    (16,533)
--------------------------------------------------------------------------------------------


     During the nine month period ended September 30, 1996 and 1995, capital lease obligations of $494 and $52, respectively, were incurred for leases of property, plant and equipment.

     In June 1995, the Company sold its rights under certain coal reserve leases and the related equipment for $2,800 in cash and notes totaling $2,882. The cash proceeds have been included in the Consolidated Statement of Cash Flows as "Cash flows from investing activities: Proceeds from disposal of property, plant and equipment".

     In March 1995, the Minerals Group sold surplus coal reserves for cash of $2,878 and a note receivable of $2,317. The cash proceeds have been included in the Statement of Cash Flows as "Cash flows from investing activities: Proceeds from disposal of property, plant and equipment".

(4) In 1988, the trustees of certain pension and benefit trust funds (the "Trust Funds") established under collective bargaining agreements with the United Mine Workers of America ("UMWA") brought an action (the "Evergreen Case") against the Company and a number of its coal subsidiaries, claiming that the defendants were obligated to contribute to such Trust Funds in accordance with the provisions of the 1988 and subsequent National
     Bituminous Coal Wage Agreements, to which neither the Company nor any of its subsidiaries was a signatory.

                                       --
                                       48

     In late March 1996, a settlement was reached in the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows: $25,845 upon dismissal of the Evergreen Case in March 1996 and the remainder of $24,000 in installments of $7,000 in August 1996 and $8,500 in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Minerals Group. The amount previously escrowed and accrued was included in "Short-term investments" and "Accrued liabilities" on the Minerals Group's balance sheet. The second payment of $7,000 was paid in the third quarter of 1996 and was funded through cash provided by operating activities. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan. Separate lawsuits against each of the UMWA and the Bituminous Coal Operators Association, previously reported, have also been dismissed.

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

(6) During the quarter and nine months ended September 30, 1996, the Company purchased 10,320 and 20,920 shares, respectively, of its Series C Cumulative Convertible Preferred Stock. Preferred dividends included on the statement of operations for the quarter and nine months ended September 30, 1996, are net of $1,020 and $2,120, respectively, which is the excess of the carrying amount of the preferred stock over the cash paid to holders of the preferred stock. During the quarter and nine months ended September 30, 1995, the Company purchased 3,700 and 16,370 shares, respectively, of its preferred stock. Preferred dividends for the third quarter and first nine months of 1995 are net of $535 and $1,579, respectively, which was the excess of the carrying amount of the preferred stock over the cash paid to holders of the preferred stock.

                                       --
                                       49

(7) Certain prior period amounts have been reclassified to conform to current period financial statement presentation.

(8) All adjustments have been made which are, in the opinion of management, necessary for a fair presentation of results of operations for the periods reported herein. All such adjustments are of a normal recurring nature.

                                       --
                                       50

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

The Company provides to holders of the Pittston Minerals Group Common Stock ("Minerals Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the Minerals Group in addition to consolidated financial information of the Company. Holders of Minerals Stock are shareholders of the Company, which continues to be responsible for all its liabilities. Therefore, financial developments affecting the Minerals Group, the Pittston Brink's Group (the "Brink's Group") or the Pittston Burlington Group (the "Burlington Group") that affect the Company's financial condition could affect the results of operations and financial condition of any of the Groups. Accordingly, the Company's consolidated financial statements must be read in conjunction with the Minerals Group's financial statements.

The following discussion is a summary of the key factors management considers necessary in reviewing the Minerals Group's results of operations, liquidity and capital resources. This discussion should be read in conjunction with the financial statements and related notes of the Company.


                               SEGMENT INFORMATION
                                 (In thousands)
                                                          Three Months                            Nine Months
                                                         Ended September 30                     Ended September 30
                                                       1996            1995                    1996           1995
------------------------------------------------------------------------------------------------------------------
Net sales:
Coal                                             $  172,603         173,985                 507,967        545,255
Mineral Ventures                                      4,592           3,717                  14,748         12,398
------------------------------------------------------------------------------------------------------------------
Net sales                                        $  177,195         177,702                 522,715        557,653
------------------------------------------------------------------------------------------------------------------
Operating profit (loss):
Coal                                             $    5,393           8,075                  14,960         15,196
Mineral Ventures                                       (324)           (816)                  1,425            675
------------------------------------------------------------------------------------------------------------------
Segment operating profit                              5,069           7,259                  16,385         15,871
General corporate expense                            (2,244)         (1,741)                 (5,182)        (5,382)
------------------------------------------------------------------------------------------------------------------
Operating profit                                 $    2,825           5,518                  11,203         10,489
------------------------------------------------------------------------------------------------------------------

                                       --
                                       51

RESULTS OF OPERATIONS
---------------------

In the third quarter of 1996, the Minerals Group reported net income of $2.5 million or $.33 per common share ($.25 on a fully diluted basis) compared to
$4.5 million or $.51 per share ($.45 on a fully diluted basis) in the third quarter of 1995. Operating profit totaled $2.8 million in the 1996 third quarter compared to $5.5 million in the prior year quarter. Net sales decreased $0.5 million (0.3%), compared with the 1995 third quarter. Cost of sales and selling, general and administrative expenses for the 1996 period increased $0.7 million (0.4%), compared with the same period of 1995. Net income and operating expenses were impacted by a $0.8 million pre-tax increase in general corporate expenses related to the relocation of the Company's corporate headquarters to Richmond, Virginia.

In the first nine months of 1996, the Minerals Group reported net income of $8.2 million or $.94 per share ($.82 per share on a fully diluted basis), compared to net income of $9.6 million or $1.01 per share ($.96 per share on a fully diluted basis) in the first nine months of 1995. Operating profit totaled $11.2 million in the first nine months of 1996 compared with $10.5 million in the first nine months of the prior year. Net sales during the 1996 nine month period decreased $34.9 million (6%) compared to the corresponding period in 1995. In the first nine months of 1996, operating profits included two significant non-recurring items (related to Coal operations): a $35.7 million benefit from the settlement of the Evergreen lawsuit at an amount lower than previously accrued ($23.2 million after tax) and a $27.8 million charge related to the implementation of a new accounting standard regarding the impairment of long-lived assets ($18.1 million after tax).

Coal
----
The following is a table of selected financial data for the Coal operations on a comparative basis:

                                                               Three Months                       Nine Months
                                                              Ended September 30                Ended September 30
(In thousands)                                              1996            1995               1996           1995
------------------------------------------------------------------------------------------------------------------
Net sales                                            $   172,603         173,985            507,967        545,255

Cost of sales                                            164,251         164,032            520,367        532,977
Selling, general and administrative                        4,985           5,394             19,366         17,096
Restructuring and other charges,
  including litigation accrual                                 -               -            (35,650)             -
------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                 169,236         169,426            504,083        550,073
------------------------------------------------------------------------------------------------------------------
Other operating income                                     2,026           3,516             11,076         20,014
------------------------------------------------------------------------------------------------------------------
Operating profit                                     $     5,393           8,075             14,960         15,196
------------------------------------------------------------------------------------------------------------------
Coal sales (tons):
  Metallurgical                                            1,979           1,950              5,978          6,583
  Utility and industrial                                   3,837           3,943             11,240         12,471
------------------------------------------------------------------------------------------------------------------
Total coal sales                                           5,816           5,893             17,218         19,054
------------------------------------------------------------------------------------------------------------------
Production/purchased (tons):
  Deep                                                       924             984              2,977          3,025
  Surface                                                  2,764           3,143              8,351         10,272
  Contract                                                   408             459              1,261          1,500
------------------------------------------------------------------------------------------------------------------
                                                           4,096           4,586             12,589         14,797
Purchased                                                  1,380           1,289              4,365          4,791
------------------------------------------------------------------------------------------------------------------
Total                                                      5,476           5,875             16,954         19,588
------------------------------------------------------------------------------------------------------------------

                                       --
                                       52

Coal operations generated an operating profit of $5.4 million in the third quarter of 1996, compared to $8.1 million generated in the 1995 third quarter. Included in the current quarter's results is a $0.7 million reduction in expenses resulting from the recently enacted Commonwealth of Virginia law providing refundable credits for coal produced in Virginia. The third quarter of 1995 included a pretax gain of $1.5 million for the disposition of highwall mining equipment.

Coal operations had an operating profit of $15.0 million in the first nine months of 1996 compared to an operating profit of $15.2 million in the prior year period. Operating profit for the first nine months of 1996 included a benefit from the Virginia tax credit of $2.4 million, and a benefit of $35.7 million from the settlement of the Evergreen lawsuit at an amount lower than previously accrued in 1993. These benefits were mostly offset by a $27.8 million charge related to the implementation of a new accounting standard regarding the impairment of long-lived assets (discussed further below). The charge is included in cost of sales ($24.2 million) and selling, general and administrative expenses ($3.6 million). Operating profit in the first nine months of 1995 included a pretax gain of $9.8 million from the sale of coal assets.

The operating profit of Coal operations, excluding the effects of the Evergreen settlement and the implementation of SFAS 121, is analyzed as follows:

                                                               Three Months                       Nine Months
(In thousands,                                                 Ended September 30               Ended September 30
except per ton amounts)                                      1996            1995              1996           1995
------------------------------------------------------------------------------------------------------------------
Net coal sales                                        $   170,301         173,032           502,759        543,265
Current production cost of coal sold                      156,027         154,341           471,050        507,519
------------------------------------------------------------------------------------------------------------------
Coal margin                                                14,274          18,691            31,709         35,746
Non-coal margin                                               620              33             1,476            339
Other operating income (net)                                2,026           3,516            10,930         20,014
------------------------------------------------------------------------------------------------------------------
Margin and other income                                    16,920          22,240            44,115         56,099
------------------------------------------------------------------------------------------------------------------
Other costs and expenses:
  Idle equipment and closed mines                             266           3,933               729          8,493
  Inactive employee cost                                    6,275           4,838            20,758         15,314
  General and administrative                                4,986           5,394            15,478         17,096
------------------------------------------------------------------------------------------------------------------
Total other costs and expenses                             11,527          14,165            36,965         40,903
------------------------------------------------------------------------------------------------------------------
Operating profit (adjusted as stated above)           $     5,393           8,075             7,150         15,196
------------------------------------------------------------------------------------------------------------------
Coal margin per ton:
  Realization                                         $     29.28           29.36             29.20          28.51
  Current production cost of coal sold                      26.83           26.19             27.36          26.63
------------------------------------------------------------------------------------------------------------------
Coal margin                                           $      2.45            3.17              1.84           1.88
------------------------------------------------------------------------------------------------------------------


Sales volume of 5.8 million tons in the 1996 third quarter was 0.1 million tons less than the 5.9 million tons sold in the prior year quarter. Third quarter steam coal sales which represent 66% of the total volume of coal sales, decreased by 0.1 million tons, to 3.8 million tons.

Total coal margin of $14.3 million for the third quarter of 1996 represented a decrease of $4.4 million from the comparable period in 1995. The decrease in coal margin reflects a $.72 per ton (23%) decrease in the average coal margin and a 1% decrease in sales volume. Coal margin per ton decreased to $2.45 per ton in the current quarter from $3.17 per ton for the comparable 1995 quarter as a $0.08 per ton (0.3%) decrease in realization was augmented by a $0.64 per ton increase in current production cost of coal sold. The decrease in realization was primarily attributable to lower steam coal pricing. However, while steam coal spot pricing remains at low levels, the majority of Coal operations' steam coal sales were, and continue to be, sold under long term contracts at prices which are somewhat higher than steam coal spot prices. The current production cost of coal sold increase of $0.64 per ton to $26.83 per ton in the third quarter of 1996 over the third quarter of 1995 was due to higher surface mine and purchased coal costs, partially offset by lower company deep mine and contract coal costs.

                                       --
                                       53

Production in the 1996 third quarter totaled 4.1 million tons, an 11% decrease compared to the 4.6 million tons produced in the 1995 third quarter. The decline primarily reflected lower surface mine production, which was caused by exhaustion of reserves at certain mines, idling of a mine subsequent to the third quarter of 1995 and the sale of Coal operations' Ohio operations at the end of 1995. Third quarter surface production accounted for 67% and 69% of total production in 1996 and 1995, respectively. Overall productivity of 38.1 tons per man day represented a 3% decrease from 1995 levels as decreases in surface mine productivity more than offset increases in deep mine productivity. The Coal operations will reactivate a coal preparation and loading facility and open three new underground coal mines in southwest Virginia. When in full operation in early 1997, the mines will produce approximately 1.0 million tons annually of premium grade metallurgical coal. Based on current reserve estimates, it is anticipated that the mines will have an operating life of six to eight years.

Non-coal margin in the third quarter of 1996 increased by $0.6 million from the third quarter of 1995. The increase reflected the impact of a favorable change in natural gas prices. Other operating income, reflecting sales of properties and equipment and third party royalties, amounted to $2.0 million in the third quarter of 1996, $1.5 million less than the third quarter of 1995. The higher level of income recorded in the 1995 third quarter reflects $1.5 million of income generated from the disposition of highwall mining equipment.

Idle equipment and closed mine costs decreased by $3.7 million in the 1996 third quarter. Idle equipment expenses were reduced from the prior year level as a result of Coal operations' improved equipment management program. Inactive employee costs, which primarily represent long term employee liabilities for pension and retiree medical cost, increased by $1.4 million to $6.3 million in the third quarter of 1996 primarily due to the use of lower long term interest rates to calculate the present value of the long term liabilities as compared to the 1995 period.

Sales volume of 17.2 million tons in the first nine months of 1996 was 1.9 million tons less than the 19.1 million tons sold in the same 1995 period. Metallurgical coal sales decreased by 0.6 million tons (9%) to 6.0 million tons and steam coal sales decreased by 1.2 million tons (10%) to 11.2 million tons compared to the prior year period. Steam coal sales represented 65% of the total sales volume for the nine months ended 1996 and 1995.

Total coal margin of $31.7 million for the first nine months of 1996 represented a decrease of $4.0 million from the comparable period in 1995. The decline in coal margin reflects a $0.73 per ton (3%) increase in the current production cost of coal sold which was partially offset by a $0.69 per ton (2%) increase in realization. The increase in realization was mostly due to the timing of the improved metallurgical pricing for the contract year that began in April 1, 1995, the full effect of which was not realized until after the first half of 1995.

The current production cost of coal sold for the first nine months of 1996 increased by $0.73 per ton compared to the prior year period, as higher company surface mine and purchased coal costs were only partially offset by lower company deep mine and contract coal costs. Production for the year-to-date 1996 period totaled 12.6 million tons, a decrease of 15% from the comparable 1995 period. Surface mine production accounted for 66% and 69% of the total volume produced in the 1996 and 1995 periods, respectively. Productivity of 37.2 tons per man day represents a slight decrease from the 1995 period.

Non-coal margin for the first nine months of 1996 increased by $1.1 million from the first nine months of 1995 reflecting higher gas prices. Other operating income, including litigation settlements, sales of properties and equipment and third party royalties, amounted to $10.9 million in the third quarter of 1996, $9.1 million less than the third quarter of 1995. The higher level of income recorded in the 1995 period reflects $9.8 million income from the sale of coal assets.

                                       --
                                       54

Idle equipment and closed mine costs decreased by $7.8 million in the first nine months of 1996. Idle equipment expenses were reduced from the prior period level as a result of Coal operations' improved equipment management program. Inactive employee costs, which primarily represent long term employee liabilities for pension and retiree medical cost, increased by $5.4 million to $20.8 million in the first nine months of 1996. The unfavorable variance is due to the use of lower long term interest rates to calculate the present value of the long term liabilities in 1996. In addition, the 1995 nine month results include a benefit of $2.5 million from a favorable litigation decision.

In 1988, the trustees of certain pension and benefit trust funds (the "Trust Funds") established under collective bargaining agreements with the United Mine Workers of America ("UMWA") brought an action (the "Evergreen Case") against the Company and a number of its coal subsidiaries, claiming that the defendants were obligated to contribute to such Trust Funds in accordance with the provisions of the 1988 and subsequent National Bituminous Coal Wage Agreements, to which neither the Company nor any of its subsidiaries was a signatory.

In late March 1996, a settlement was reached in the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows: $25.8 million upon dismissal of the Evergreen Case in March 1996 and the remainder of $24.0 million in installments of $7.0 million in August 1996 and $8.5 million in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Coal operations. The second payment of $7.0 million was paid in the third quarter of 1996 and was funded through cash provided by operating activities. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan. Separate lawsuits against each of the UMWA and the Bituminous Coal Operators Association, previously reported, have also been dismissed.

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

In accordance with SFAS No. 121, the Company grouped its long-lived assets at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets, and determined the recoverability of such assets by comparing the sum of the expected undiscounted future cash flows with the carrying amount of the assets. The impact of adopting SFAS No. 121 resulted in a pretax charge to earnings as of January 1, 1996 for the Company's Coal operations of $27.8 million ($18.1 million after tax), of which $24.2 million was included in cost of sales and $3.6 million was included in selling, general and administrative expenses. Assets for which the impairment loss was recognized consisted of property, plant and equipment, advanced royalties and goodwill. These assets primarily related to mines scheduled for closure in the near term and idled facilities and related equipment. Based on current mining plans, geological conditions, and current assumptions related to future realization and costs, the sum of the expected undiscounted future cash flows was less than the carrying amount of the assets, and accordingly, an impairment loss was recognized. The loss was calculated based on the excess of the carrying value of the assets over the present value of estimated expected future cash flows, using a discount rate commensurate with the risks involved.

                                       --
                                       55

Coal operations continued cash funding for charges recorded in prior years for facility closure costs recorded as restructuring and other charges. The following table analyzes the changes in liabilities during the first nine months of 1996 for such costs:

                                                                                  Employee
                                                                    Mine      Termination,
                                                    Leased           and           Medical
                                                 Machinery         Plant               and
                                                       and       Closure         Severance
                                                 Equipment         Costs             Costs          Total
---------------------------------------------------------------------------------------------------------
Balance as of December 31, 1995                   $  1,218        28,983           36,077          66,278
Payments                                               652         4,218            3,369           8,239
---------------------------------------------------------------------------------------------------------
Balance as of September 30, 1996                  $    566        24,765           32,708          58,039
---------------------------------------------------------------------------------------------------------


In April 1996, the Commonwealth of Virginia enacted into law the "Coalfield Employment Enhancement Tax Credit." The new law, which is effective from January 1, 1996 through December 31, 2001, provides Virginia coal producers with a refundable credit against taxes imposed by the Commonwealth for coal produced in Virginia. The credit ranges from $.40 per ton for surface coal to $1 to $2 per ton of underground coal mined, depending upon seam thickness, with certain modifications to the surface and deep mined credit rates based on employment levels. The credit can be utilized under a predetermined schedule beginning with the 1999 tax year through the 2008 tax year. At current production levels, Coal operations estimates it will generate approximately $4.0 million in tax credits in 1996 to be realized in future years according to the regulations.

Mineral Ventures
----------------
The following is a table of selected financial data for Mineral Ventures on a comparative basis:

                                                               Three Months                       Nine Months
(Dollars in thousands, except                                Ended September 30                 Ended September 30
per ounce data)                                              1996          1995                1996           1995
------------------------------------------------------------------------------------------------------------------
Net sales                                               $   4,592         3,717              14,748         12,398

Cost of sales                                               3,657         3,229              10,761          9,084
Selling, general and administrative                         1,045         1,047               2,784          2,624
------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                    4,702         4,276              13,545         11,708
Other operating (expense) income, net                        (214)         (257)                222            (15)
------------------------------------------------------------------------------------------------------------------
Operating (loss) profit                                 $    (324)         (816)              1,425            675
------------------------------------------------------------------------------------------------------------------
Stawell Gold Mine:
Mineral Ventures's 50% direct share:
  Ounces sold                                              10,775         8,737              35,375         30,229
  Ounces produced                                          10,756         8,918              34,738         30,206
------------------------------------------------------------------------------------------------------------------
Average per ounce sold (US$):
  Realization                                           $     424           413                 415            405
  Cash cost                                             $     321           293                 289            358
------------------------------------------------------------------------------------------------------------------


The operating loss from Mineral Ventures' operations, primarily a 67% direct and indirect interest in the Stawell gold mine in western Victoria, Australia, amounted to $0.3 million in the third quarter, compared to an operating loss of $0.8 million in the third quarter of 1995. This reduction in operating loss reflects a 23% increase in ounces sold, higher realized gold prices per ounce sold, partially offset by 10% higher costs than the prior year period. Operating costs in the 1996 third quarter were negatively impacted by four lost-time accidents, two late in the second quarter, that resulted in production

                                       --
                                       56
shortfalls and higher operating cost as compared to the first half of 1996 and the 1995 third quarter. In the third quarter of 1995, costs and production were negatively impacted by adverse geological conditions. Operating profit for the first nine months increased $0.7 million to $1.4 million from the comparable period in 1995 as volume, price and cost all improved from the prior year.

During the second quarter, the Australian joint venture in which Mineral Ventures owns a 34% direct interest, formally announced that the Silver Swan nickel deposit in Australia (50% owned by the Australian joint venture) will be developed as an underground mine with production expected to commence in mid-1997. As of September 30, 1996, the main production shaft has reached 809 meters. In addition, exploration drilling has indicated the presence of a previously unknown area of high grade mineralization (approximately 8 -10% nickel) some 100 meters to the south of Silver Swan and 750 meters below the surface. However, at this time, sufficient data has not been developed to determine whether this area will be commercially significant.

Other Operating Income
----------------------
Other operating income for the third quarter of 1996 decreased $1.5 million to $1.8 million from $3.3 million in the 1995 third quarter and in the first nine months of 1996 decreased $8.7 million to $11.3 million from $20.0 million in the first nine months of 1995. Other operating income principally includes royalty income and gains and losses from sales of coal assets. The 1995 third quarter reflects $1.5 million of income generated from the disposition of highwall mining equipment and additionally, the first nine months of 1995 included a pretax gain of $8.3 million related to the disposition of coal reserves. The first nine months of 1996 included $3.0 million from favorable litigation settlements.

Corporate Expenses
------------------
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Minerals Group based on utilization and other methods and criteria which management believes to be a reasonable and equitable estimate of the costs attributable to the Minerals Group. These allocations were $2.2 million and $1.7 million for the third quarter of 1996 and 1995, respectively, and $5.2 million and $5.4 million for the first nine months of 1996 and 1995, respectively.

The Company's corporate office was relocated to Richmond, Virginia during September 1996. The costs of this relocation for the first nine months of 1996, including moving expenses, employee relocation, severance pay and temporary employee costs, amounted to $2.9 million. Approximately $0.9 million of these costs were attributed to the Minerals Group.

Interest Expense
----------------
Interest expense was $2.7 million in both the third quarter of 1996 and 1995, and increased $0.5 million in the first nine months of 1996 to $8.3 million from $7.8 million in the first nine months of 1995. The increase in interest expense in the first nine months of 1996 is the result of higher average debt balances.

Income Taxes
------------
Net income in the third quarter and first nine months of 1996 and 1995 includes a tax credit which exceeds the amount calculated based on the statutory federal income tax rate of 35% primarily as a result of the tax benefits of percentage depletion.


FINANCIAL CONDITION
-------------------

A portion of the Company's corporate assets and liabilities has been attributed to the Minerals Group based upon utilization of the shared services from which assets and liabilities are generated, which management believes to be equitable and a reasonable estimate.

                                       --
                                       57

Cash Provided by Operating Activities
-------------------------------------
Operating activities for the first nine months of 1996 provided cash of $14.3 million, an increase of $0.3 million over the 1995 comparable period. Net income, noncash charges and changes in operating assets and liabilities in the first nine months of 1996 were significantly affected by two nonrecurring items, a benefit from the settlement of the Evergreen case at an amount less than originally accrued and a charge related to the implementation of SFAS 121. These items had no effect on cash generated by operations except that the second settlement payment of $7.0 million was paid from operating cash in the third quarter. The initial payment of $25.8 million related to the Evergreen case settlement was entirely funded by an escrow account previously established by the Company. The amount previously escrowed and accrued was included in "Short-term investments" and "Accrued liabilities" on the Minerals Group's balance sheet.

Capital Expenditures
--------------------
Cash capital expenditures for the first nine months of 1996 and 1995 totaled $17.7 million and $14.6 million, respectively, excluding equipment expenditures that have been or are expected to be financed through capital and operating leases. In 1996, Mineral Ventures and Coal operations spent $2.0 million and $14.1 million, respectively, and $1.6 million was allocated to the Minerals Group for corporate expenditures primarily related to the purchase of the Company's new corporate office building. For the full year of 1996, capital expenditures, excluding expenditures that have been or are expected to be financed through capital and operating leases, are estimated to be between $25.0 million and $30.0 million.

Other Investing Activities
--------------------------
All other investing activities in the first nine months of 1996 provided net cash of $5.9 million, largely as a result of proceeds from the disposal of property, plant and equipment.

Financing
---------
The Minerals Group intends to fund its capital expenditure requirements during the remainder of 1996 primarily with anticipated cash flows from operating activities and through operating and capital leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements, other borrowing arrangements or borrowings from the Brink's and Burlington Groups. The Company has a $350 million revolving credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100 million term loan and also permits additional borrowings, repayments, and reborrowings of up to an aggregate of $250 million. During the second quarter of 1996, the maturity date of both the term loan and revolving credit portion of the Facility was extended to May 31, 2001. As of September 30, 1996, borrowings of $100 million were outstanding under the term loan portion of the Facility and $15.6 million of additional borrowings were outstanding under the remainder of the Facility. Of the total borrowings outstanding under the Facility, all were attributed to the Minerals Group.

Debt
----
Total debt outstanding at September 30, 1996 was $116.9 million, an increase of $14.9 million from the year-end 1995 amount. Borrowings to fund capital expenditures and net costs related to share activity during the first nine months of 1996 were made under the Company's revolving credit agreements.

Related Party Transactions
--------------------------
At September 30, 1996, under interest bearing borrowing arrangements, the Minerals Group owed the Brink's Group $15.8 million, a decrease of $2.1 million from the $17.9 million owed at December 31, 1995. The Minerals Group also owed the Burlington Group $19.4 million at the end of the third quarter of 1996, $0.5 million lower than the $19.9 million owed at year-end 1995.

At September 30, 1996, in accordance with the Company's tax allocation policy, the Brink's Group owed the Minerals Group $21.0 million and the Burlington Group owed the Minerals Group $20.1 million for tax benefits. Payments of $14.0 million from each Group are expected to be made within one year.

                                       --
                                       58

Capitalization
--------------
On January 18, 1996, the shareholders of the Company approved the Brink's Stock Proposal, resulting in the modification of the capital structure of the Company to include an additional class of common stock. The outstanding shares of Pittston Services Group Common Stock ("Services Stock") were redesignated as
Pittston Brink's Group Common Stock ("Brink's Stock") on a share-for-share basis, and a new class of common stock, designated as Pittston Burlington Group Common Stock ("Burlington Stock"), was distributed on the basis of one-half share of Burlington Stock for each share of Services Stock previously held by shareholders of record on January 19, 1996. The Brink's Group consists of the Brink's and BHS operations of the Company. The Burlington Group consists of the Burlington operations of the Company. The Minerals Group consists of the Coal and Mineral Ventures operations of the Company. The approval of the Brink's Stock Proposal did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. The Company prepares separate financial statements for the Minerals, Brink's and Burlington Groups in addition to consolidated financial information of the Company.

Brink's Stock, Burlington Stock and Minerals Stock were designed to provide shareholders with separate securities reflecting the performance of the Brink's Group, Burlington Group and Minerals Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting any of the Groups.

The redesignation of the Company's Services Stock as Brink's Stock and the distribution of Burlington Stock as a result of the approval of the Brink's Stock Proposal and the distribution of Minerals Stock in July 1993 (the "Services Stock Proposal") did not result in any transfer of assets and liabilities of the Company or any of its subsidiaries. Holders of all three classes of stock are shareholders of the Company, which continues to be responsible for all its liabilities. Therefore, financial developments affecting the Brink's Group, the Burlington Group or the Minerals Group that affect the Company's financial condition could affect the results of operations and financial condition of all three Groups. The changes in the capital structure of the Company had no effect on the Company's total capital, except as to expenses incurred in the execution of the Brink's Stock Proposal. Since the approval of the Brink's Stock Proposal and the earlier Services Stock Proposal, capitalization of the Company has been affected by the share activity related to each of the classes of common stock.

In November 1995, the Board authorized, subject to shareholder approval of the Brink's Stock Proposal, a revised share repurchase program which allows for the purchase, from time to time, of up to 1,500,000 shares of Brink's Stock, 1,500,000 shares of Burlington Stock and 1,000,000 shares of Minerals Stock, not to exceed an aggregate purchase price of $45.0 million. As of September 30, 1996, no shares of Minerals Stock have been purchased under the program. Between October 1, 1996 and November 11, 1996, the Company purchased 47,600 shares of Burlington Stock at a total cost of $0.9 million.

In 1994, the Board authorized the purchase from time to time of up to $15 million of the Company's Series C Cumulative Convertible preferred stock. In November 1995, the Board authorized an increase in the remaining authority to $15 million. No share purchases were made in 1995 subsequent to the increased authorization. During the third quarter and first nine months of 1996, the Company purchased 10,320 and 20,920 shares, respectively, of its Series C Cumulative Convertible preferred stock a total cost of $3.9 million and $7.9 million, respectively.

Dividends
---------
The Board intends to declare and pay dividends on Brink's Stock, Burlington Stock and Minerals Stock based on earnings, financial condition, cash flow and business requirements of the each of the Groups, respectively. Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its public debt and bank credit agreements, financial developments of one Group could affect the Company's ability to pay dividends in respect of stock relating to the other Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount, which is adjusted by net income or losses and other equity transactions, as defined in the Company's Articles of Incorporation. At September 30, 1996 the Available Minerals Dividend Amount was at least $21.4 million.

                                       --
                                       59

During the first nine months of 1996 and 1995, the Board declared and the Company paid cash dividends of 48.75 cents per share of Minerals Stock. Dividends paid on the Series C Cumulative Convertible preferred stock in the first nine months of 1996 and 1995 totaled $2.9 million and $3.3 million, respectively. Preferred dividends included on the Minerals Group's Statement of Operations for the nine months ended September 30, 1996 and 1995, are net of $2.1 million and $1.6 million, respectively, which was the excess of the carrying amount of the preferred stock over the cash paid to holders of the preferred stock.

                                       --
                                       60

Part II - Other Information






Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit
     Number


        11     Statement re Computation of
               Per Shares Earnings.


(b)     No reports on Form 8-K were filed during the third quarter of 1996.

                                       --
                                       61

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       THE PITTSTON COMPANY



November 14, 1996                            By          G. R. Rogliano
                                               ---------------------------------
                                                        (G. R. Rogliano)
                                                      Senior Vice President
                                                  (Duly Authorized Officer and
                                                     Chief Accounting Officer)

                                       --
                                       62

                                                          Exhibit 11

The Pittston Company and Subsidiaries
Computation of Earnings Per Common Share
(In thousands, except per share amounts)

Fully Diluted Earnings Per Common Share:
----------------------------------------

                                                                       Three Months                 Nine Months
                                                                      Ended September 30          Ended September 30
                                                                      1996          1995         1996           1995
--------------------------------------------------------------------------------------------------------------------
Pittston Brink's Group:
Net income attributed to common shares                           $  15,841        14,613       41,714         36,124
--------------------------------------------------------------------------------------------------------------------
Average common shares outstanding                                   38,264        37,916       38,158         37,914
Incremental shares of stock options                                    586           376          590            361
--------------------------------------------------------------------------------------------------------------------
Pro forma shares outstanding                                        38,850        38,292       38,748         38,275
--------------------------------------------------------------------------------------------------------------------
Fully diluted earnings per common share:                         $     .41           .38         1.08            .94
--------------------------------------------------------------------------------------------------------------------
Pittston Burlington Group:
Net income attributed to common shares                           $  10,705        10,524       23,214         22,582
--------------------------------------------------------------------------------------------------------------------
Average common shares outstanding                                   19,283        18,958       19,161         18,957
Incremental shares of stock options                                    435           188          471            181
--------------------------------------------------------------------------------------------------------------------
Pro forma common shares outstanding                                 19,718        19,146       19,632         19,138
--------------------------------------------------------------------------------------------------------------------
Fully diluted earnings per common share                          $     .54           .55         1.18           1.18
--------------------------------------------------------------------------------------------------------------------
Pittston Minerals Group:
Net income attributed to common shares                           $   2,644         3,941        7,389          7,869
Preferred stock dividends, net                                        (146)          521          773          1,697
--------------------------------------------------------------------------------------------------------------------
Fully diluted net income attributed to common shares             $   2,498         4,462        8,162          9,566
--------------------------------------------------------------------------------------------------------------------
Average common shares outstanding                                    7,926         7,804        7,872          7,781
Incremental shares of stock options                                     52            23           52             23
Conversion preferred stock                                           1,841         2,137        1,996          2,209
--------------------------------------------------------------------------------------------------------------------
Pro forma common shares outstanding                                  9,819         9,964        9,920         10,013
--------------------------------------------------------------------------------------------------------------------
Fully diluted earnings per common share:                         $     .25           .45 (a)      .82            .96
--------------------------------------------------------------------------------------------------------------------

(a) Antidilutive, therefore the same as primary.


Primary Earnings Per Share:
---------------------------
Primary earnings per share can be computed from the information on the face of the Consolidated Statements of Operations.