Form 10-K405
period 1996-12-31
PITTSTON CO
filed 1997-03-27
CIK 78890

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1996

                                       OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from _________________ to __________
     Commission file number 1-9148

                              THE PITTSTON COMPANY
             (Exact name of registrant as specified in its charter)

           Virginia                                              54-1317776
(State or other jurisdiction of                              (I. R. S. Employer
incorporation or organization)                               Identification No.)

            P.O. Box 4229,
    1000 Virginia Center Parkway
          Richmond, Virginia                                     23058-4229
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code             (804) 553-3600
Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
           Title of each class                             which registered
           -------------------                          ------------------------
Pittston Brink's Group Common Stock, Par Value $1       New York Stock Exchange
Pittston Burlington Group Common Stock, Par Value $1    New York Stock Exchange
Pittston Minerals Group Common Stock, Par Value $1      New York Stock Exchange
4% Subordinated Debentures Due July 1, 1997             New York Stock Exchange
Rights to Purchase Series A Participating
  Cumulative Preferred Stock                            New York Stock Exchange
Rights to Purchase Series B Participating
  Cumulative Preferred Stock                            New York Stock Exchange
Rights to Purchase Series D Participating
  Cumulative Preferred Stock                            New York Stock Exchange
Securities registered pursuant to Section
  12(g) of the Act:                                             None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]  No [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of March 3, 1997, there were issued and outstanding 41,203,179 shares of Pittston Brink's Group common stock, 20,588,700 shares of Pittston Burlington Group common stock and 8,405,908 shares of Pittston Minerals Group common stock. The aggregate market value of such stocks held by nonaffiliates, as of that date, was $982,937,858, $375,102,248 and $114,944,556, respectively.

      Documents incorporated by reference: Portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A(Part III).

--------------------------------------------------------------------------------
PART I
--------------------------------------------------------------------------------

ITEMS 1 AND 2. BUSINESS AND PROPERTIES
--------------------------------------------------------------------------------

As used herein, the "Company" includes The Pittston Company and its direct and indirect subsidiaries, except as otherwise indicated by the context. The Company is a diversified firm with three separate groups - Pittston Brink's Group, Pittston Burlington Group, and Pittston Minerals Group. Within these three groups, the Company maintains five separately reportable industry segments - Brink's, BHS, Burlington, Coal Operations and Mineral Ventures. Financial information on the Company's segments for the three fiscal periods ended December 31, 1996, if included, is presented in Note 16 of the Notes to Consolidated Financial Statements (see Item 8). The information set forth with respect to "Business and Properties" is as of December 31, 1996 except where an earlier or later date is expressly stated. Nothing herein should be considered as implying that such information is correct as of any date other than December 31, 1996, except as so stated or indicated by the context.

Activities relating to the Burlington segment are carried on by Burlington Air Express Inc. and its subsidiaries and certain affiliates and associated companies in foreign countries (together, "Burlington"). Activities relating to the Brink's segment are carried on by Brink's, Incorporated and its subsidiaries and certain affiliates and associated companies in foreign countries (together, "Brink's"). Activities relating to the BHS segment are carried on by Brink's Home Security, Inc. ("BHS"). Activities relating to Coal Operations are carried on by the Pittston Coal Company and its subsidiaries (together "Coal Operations"). Activities relating to Mineral Ventures are carried on by Pittston Mineral Ventures Company and its subsidiaries (together "Mineral Ventures"). During 1996, The Company relocated its headquarters to Richmond, Virginia. The Company owns the land and building where the headquarters are located.

The Company has a total of approximately 27,000 employees.

PITTSTON BRINK'S GROUP

Pittston Brink's Group (the "Brink's Group") consists of the armored car, air courier and related services of Brink's, and the home security business of BHS.

Brink's

General

The major activities of Brink's are contract-carrier armored car, automated teller machine ("ATM"), air courier, coin wrapping, and currency and deposit processing services. Brink's serves customers through 144 branches in the United States and 39 branches in Canada. Service is also provided through subsidiaries, affiliates and associated companies in 47 countries outside the United States and Canada. These international operations contributed approximately 39% of Brink's total reported 1996 operating profit. Brink's ownership interest in these companies ranges from approximately 20% to 100%; in some instances local laws limit the extent of Brink's interest.

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

Brink's armored car services include transportation of money from industrial and commercial establishments to banks for deposit, and transportation of money, securities and other negotiable items and valuables between commercial banks, Federal Reserve Banks and their branches and correspondents, and brokerage firms. Brink's also transports new currency, coins and precious metals for the United States Mint, the Federal Reserve System and the Bank of Canada. For transporting money and other valuables over long distances, Brink's offers a combined armored car and air courier service linking many cities in the United States and abroad. Except for a subsidiary in Venezuela, Brink's does not own or operate any aircraft, but uses regularly scheduled or chartered aircraft in connection with its air courier services.

In addition to its armored car pickup and delivery services, Brink's provides change services, coin wrapping services, currency and deposit processing services, ATM services, safes and safe control services, check cashing and pickup and delivery of valuable air cargo shipments. In certain geographic areas, Brink's transports canceled checks between banks or between a clearing house and its member banks. Brink's has developed and is marketing a product called CompuSafe('tm') designed to streamline the handling and management of cash receipts for the convenience store and gas station market. Pilot tests are under way in several test markets in the United States.

Brink's operates a worldwide specialized diamond and jewelry transportation business and has offices in the major diamond and jewelry centers of the world, including Antwerp, Tel Aviv, Hong Kong, New York, Bombay, Bangkok, Tokyo and Arrezzo, Italy.

Brink's has a wholly owned subsidiary that develops highly flexible deposit processing and vault management software systems for the financial services industry as well as Brink's own locations. Brink's offers a total processing package and the ability to tie together a full range of cash vault, ATM, transportation, storage, processing, inventory management and reporting services. Brink's believes that its processing and information capabilities differentiate its currency and deposit processing services from its competitors and enable Brink's to take advantage of the trend by banks, retail business establishments and others to outsource vaulting and cash room operations.

Brink's non-North American operations which accounted for approximately 44% of its revenues in 1996, are organized into three regions: Europe, Latin America and Asia/Pacific. In Europe, wholly owned subsidiaries of Brink's operate in the United Kingdom and in the diamond and jewelry business, in Belgium, Italy, Russia and the United Kingdom. Also, in January 1997, Brink's purchased the remaining outstanding shares of its subsidiary in the Netherlands. Brink's has a 70% interest in a subsidiary in Israel and a majority interest in subsidiaries in Greece and Switzerland. Brink's also has ownership interests ranging from 24.5% to 50% in affiliates operating in Belgium, France, Germany, Ireland, Italy, Jordan and Luxembourg. In Africa, a wholly owned subsidiary operates in South Africa. In Latin America, a wholly owned subsidiary operates in Brazil. Brink's owns a 60% interest in a subsidiary in Chile, a 88.8% interest in a subsidiary in Bolivia, a 51% ownership interest in a subsidiary in Argentina, a 50.5% interest in a subsidiary in Colombia and a 20% interest in a Mexican company, Servicio Pan Americano de Proteccion, S.A., which operates one of the world's largest security transportation services with over 1,700 armored vehicles. Brink's also has 49% and 36% ownership interests in affiliates operating in Panama and Peru, respectively. Additionally, in January 1997, Brink's increased its ownership from 15% to 61% of its subsidiary in Venezuela (see Item 7). In the Asia/Pacific region, wholly owned subsidiaries of Brink's operate in Australia and China, and majority owned subsidiaries operate in Japan and Singapore. Brink's also has minority interests in affiliates in India, Pakistan and Thailand and a 50% ownership interest in an affiliate in Taiwan. Additionally, in February 1997, Brink's purchased the remaining outstanding shares of its majority owned subsidiary in Hong Kong.

Because the financial results of Brink's are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. Brink's international activity is not concentrated in any single currency, which limits the risks of foreign rate fluctuation. In addition, foreign currency rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. Brink's routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, Brink's, from time to time, uses foreign exchange forward contracts to hedge the risk associated with certain transactions denominated in currencies other than the functional currency. In addition, Brink's is subject to the risks customarily attendant upon operations owned by United States companies in countries outside the United States, including local labor and economic conditions, controls on repatriation of earnings and capital, nationalization, political instability, expropriation and other forms of restrictive action by local governments. The future effects of such risks on Brink's cannot be predicted.

Competition
Brink's is the oldest and largest armored car service company in the United States as well as market leaders in most of the countries in which it operates. The foreign subsidiaries, affiliates and associates of Brink's compete with numerous armored car and courier service companies in many areas of operation. In the United States, Brink's presently competes nationally with two companies and regionally and locally with many smaller companies. Brink's believes that its service, high quality insurance coverage and company reputation (including the name "Brink's") are important competitive advantages. However, the cost of service is, in many instances, the controlling factor in obtaining and retaining customers. While Brink's cost structure is generally competitive, certain competitors of Brink's have lower costs primarily as a result of lower wage and benefit levels.

See also "Government Regulation" below.

Service Mark, Patents and Copyrights
Brink's is a registered service mark of Brink's, Incorporated in the United States and in certain foreign countries. The Brink's mark and name are of material significance to Brink's business. Brink's owns patents with respect to certain coin sorting and counting machines and armored truck design. Brink's holds copyrights on certain software systems developed by Brink's. In addition, Brink's has filed for patents relating to a new product called CompuSafe('tm') which has been designed to streamline the handling and management of cash receipts.

Insurance
Brink's carries insurance coverage for losses. Insurance policies cover liability for loss of various types of property entrusted to Brink's from any cause except war and nuclear risk. The various layers of insurance are covered by different groups of participating underwriters. Such insurance is obtained by Brink's at rates and upon terms negotiated periodically with the underwriters. The loss experience of Brink's and, to a limited extent, other armored carriers affects premium rates charged to Brink's. A significant hardening of the insurance market coupled with industry loss experience in recent years has resulted in premium increases. The availability of quality and reliable insurance coverage is an important factor in the ability of Brink's to obtain and retain customers. Quality insurance is available to Brink's in major markets although the premiums charged are subject to fluctuations depending on market conditions. Less expensive armored car and air courier all-risk insurance is available, but these policies typically contain unacceptable operating warranties and limited customer protection.

Government Regulation
In 1996, the operations of Brink's were subject to regulation by the United States Department of Transportation with respect to safety of operation and equipment and financial responsibility. Intrastate, in the United States, and intraprovince and interprovince operations in Canada are subject to regulation by state and by Canadian Dominion and provincial regulatory authorities, respectively.

Employee Relations
Brink's and its subsidiaries have approximately 8,900 employees in North America, of whom approximately 3,300 are classified as part-time employees. Brink's has approximately 8,100 employees outside North America. In the United States, two locations (13 employees) are covered by collective bargaining agreements. At December 31, 1996, Brink's was a party to two United States and nine Canadian collective bargaining agreements with various local unions covering approximately 1,430 employees, most of whom are employees in Canada and members of unions affiliated with the International Brotherhood of Teamsters. Negotiations are continuing on three agreements that expire in 1997. The remaining agreements will expire after 1997. Brink's believes that its employee relations are generally satisfactory.

Properties
Brink's owns 25 branch offices and holds under lease an additional 180 branch offices, located in 38 states, the District of Columbia, the Commonwealth of Puerto Rico and nine Canadian provinces. Such branches generally include office space and garage or vehicle terminals, and serve not only the city in which they are located but also nearby cities. Brink's corporate headquarters in Darien, Connecticut, is held under a lease expiring in 2000, with an option to renew for an additional five-year period. The leased branches include 86 facilities held under long-term leases, while the remaining 94 branches are held under short-term leases or month-to-month tenancies.

Brink's owns or leases, in the United States and Canada, approximately 1,940 armored vehicles, 330 panel trucks and 240 other vehicles which are primarily service cars. In addition, approximately 3,000 Brink's-owned safes are located on customers' premises. The armored vehicles are of bullet-resistant construction and are specially designed and equipped to afford security for crew and cargo. Brink's subsidiaries and affiliated and associated companies located outside the United States and Canada operate approximately 4,600 armored vehicles.

BHS

General
BHS is engaged in the business of installing, servicing and monitoring electronic security systems primarily in owner-occupied, single-family residences. At December 31, 1996, BHS was monitoring approximately 446,500 systems, including 98,500 new subscribers since December 31, 1995, and was servicing 59 metropolitan areas in 31 states, the District of Columbia and Canada. Seven of these areas were added during 1996.

BHS markets its alarm systems primarily through advertising, inbound telemarketing and a direct sales force. BHS also markets its systems directly to home builders and has entered into several contracts which extend through 1997. BHS employees install and service the systems from local BHS branches. Subcontractors are utilized in some service areas. BHS does not manufacture any of the equipment used in its security systems; instead, it purchases such equipment from a small number of suppliers. Equipment inventories are maintained at each branch office.

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

Regulation
BHS and its personnel are subject to various Federal, state and local consumer protection, licensing and other laws and regulations. BHS's business relies upon the use of telephone lines to communicate signals, and telephone companies are currently regulated by both the Federal and state governments. BHS's wholly owned Canadian subsidiary, Brink's Home Security Canada Limited, is subject to the laws of Canada, British Columbia and Vancouver. The alarm service industry continues to experience a high incidence of false alarms in some communities, including communities in which BHS operates. This has caused some local governments to impose assessments, fines and penalties on subscribers of alarm companies (including BHS) based upon the number of false alarms reported. There is a possibility that at some point some police departments may refuse to respond to calls from alarm companies which would necessitate that private response forces be used to respond to alarm signals. Since these false alarms are generally not attributable to equipment failures, BHS does not anticipate any significant capital expenditures will be required as a result thereof. Additionally, some communities are considering requiring alarm companies to call a toll number in order to request police dispatch. BHS believes its alarm service contracts will allow BHS to pass these charges on to the appropriate customers. Regulation of installation and monitoring of fire detection devices has also increased in several markets.

Competition
BHS competes in many of its markets with numerous small local companies, regional companies and several large national firms. BHS believes that it is one of the leading firms engaged in the business of installing, servicing and monitoring electronic security systems in the single-family home marketplace. Competitive pressure on installation fees increased in 1996. Several significant competitors offer installation prices which match or are less than BHS prices; however, many of the small local competitors in BHS markets continue to charge significantly more for installation. In February 1996, a Federal telecommunications reform bill was enacted which contained provisions specific to the alarm industry. The key provisions include a five year waiting period prior to entry for the six regional Bell operating companies ("RBOCs") not already providing alarm service, a prohibition against further purchases of alarm companies by one RBOC, Ameritech, which has already become a significant competitor in the industry, a prohibition against cross-subsidiarization by an RBOC of any alarm subsidiaries, a prohibition against any RBOC's accessing lists of alarm company customers and an expedited complaint process. Consequently, RBOC's could become significant competitors in the home security business in the near future. However, BHS believes that the quality of its service compares favorably with that provided by current competitors and that the Brink's name and reputation will continue to provide an important competitive advantage subsequent to the completion of the five year waiting period.

Employees
BHS has approximately 1,900 employees, none of whom is covered by a collective bargaining agreement. BHS believes that its employee relations are satisfactory.

Properties
BHS operates from 44 leased offices and warehouse facilities across the United States and one leased office in Canada. All premises protected by BHS alarm systems are monitored from its central monitoring station near Dallas which is held by BHS under a lease expiring in 1997. The adjacent National Support Center, where administrative, technical, and marketing services are performed to support branch operations, is also held under a lease expiring in 1997. BHS management anticipates moving its monitoring center and National Support Center to a new facility in the Dallas area. The new facility, which will be leased by the Company, will be sub-leased by BHS. This move, which is contingent upon completion of the building's construction, is scheduled to occur in late 1997. The lease for the backup monitoring center in Arlington, Texas, expires in 1998. BHS retains ownership of nearly all the approximately 446,500 systems currently being monitored. When a current customer cancels the monitoring service and does not move, it is BHS's policy to temporarily disable the system and not incur the cost of retrieving it (at which point any remaining book value of the equipment is written off). Retaining ownership prevents another alarm company from providing services using BHS security equipment. On the other hand, when a current customer cancels the monitoring service because of a move, the retention of ownership of the equipment facilitates the marketing of the monitoring service to the new homeowner. BHS leases all the vehicles used for installation and servicing of its security systems.

PITTSTON BURLINGTON GROUP

Pittston Burlington Group (the "Burlington Group") consists of the expedited freight services, logistics management, freight forwarding and customs brokerage services business of Burlington.

Burlington

General
Burlington is primarily engaged in North American overnight and second day freight, and international time definite air and sea transportation, freight forwarding and logistics management services and international customs brokerage. In conducting its forwarding business, Burlington generally picks up or receives freight shipments from its customers, consolidates the freight of various customers into shipments for common destinations, arranges for the transportation of the consolidated freight to such destinations (using either commercial carriers or, in the case of most of its domestic, Canadian and Mexican shipments, its own aircraft fleet and hub sorting facility) and, at the destinations, distributes the consolidated shipments and effects delivery to consignees. For international shipments, Burlington also frequently acts as customs broker facilitating the clearance of goods through customs at international points of entry. Burlington provides transportation customers with logistics services and operates warehouse and distribution facilities in several countries.

Burlington specializes in highly customized global freight forwarding and logistics services. It has concentrated on providing service to customers with significant logistics needs, such as manufacturers of computer and electronics equipment. Burlington offers its customers a variety of service and pricing alternatives for their shipments, such as overnight delivery, second-day delivery or deferred service in North America . A variety of ancillary services, such as shipment tracking, inventory control and management reports are also provided. Internationally, Burlington offers a similar variety of services including ocean forwarding, door-to-door delivery and standard and expedited freight services.

Burlington provides freight service to all North American business communities as well as most foreign countries through its network of company-operated stations and agent locations in 118 countries. Burlington markets its services primarily through its direct sales force and also employs other marketing methods, including print media advertising and direct mail campaigns. The pickup and delivery of freight are accomplished principally by independent contractors.

Burlington's computer system, ARGUS+, is a satellite-based, worldwide communications system which, among other things, provides continuous worldwide tracking and tracing of shipments and various data for management information reports, enabling customers to improve efficiency and control costs. Burlington also utilizes an image processing system to centralize domestic airbill and related document storage in Burlington's computer for automated retrieval by any Burlington office. Burlington is implementing a positive tracking system called BAXTRAX, which uses bar code technology and hand-held scanners.

Burlington's freight business has tended to be seasonal, with a significantly higher volume of shipments generally experienced during March, June and the period August through November than during the other periods of the year. The lowest volume of shipments has generally occurred in January and February.

Aircraft Operations
Burlington utilizes a fleet of 28 leased or contracted and 5 owned aircraft providing regularly scheduled service throughout the United States and certain destinations in Canada and Mexico from its freight sorting hub in Toledo, Ohio. Burlington's fleet is also used for charters and to serve other international markets from time to time. The fleet and hub are primarily dedicated to providing reliable next-day service for domestic, Canadian and Mexican air cargo customers. Burlington owns 3 DC-8 and 2 B727-100 aircraft. At December 31, 1996, Burlington utilized 13 DC8's (including 11 DC8-71 aircraft) under leases for terms expiring between 1997 and 2003. Fifteen additional 727 cargo aircraft were under contract at December 31, 1996, for terms of less than two years. Based on the current state of the aircraft leasing market, Burlington believes that it should be able to renew these leases or enter into new leases on terms reasonably comparable to those currently in effect. Pittston has guaranteed Burlington's obligations under one lease covering one aircraft. The actual operation and routine maintenance of the aircraft owned or held under long-term lease by Burlington is contracted out, normally for two- to three-year terms, to federally certificated operators which supply the pilots and other flight services.

The nightly lift capacity in operation at December 31, 1996, was approximately
2.4 million pounds, calculated on an average freight density of 7.5 pounds per cubic foot. Burlington's nightly lift capacity varies depending upon the number and type of planes operated by Burlington at any particular time. Including trucking capacity available to Burlington, the aggregate daily cargo capacity through the hub at December 31, 1996, was approximately 3.3 million pounds.

For aircraft owned or held under long-term lease, Burlington is generally responsible for all the costs of operating and maintaining the aircraft, including any special maintenance or modifications which may be required by Federal Aviation Administration ("FAA") regulations or orders (see "Government Regulation" below). In 1996 Burlington had cash outlays totaling approximately $23 million on routine heavy maintenance of its aircraft fleet. Burlington has made provision in its financial statements for the expected costs associated with aircraft operations and maintenance which it believes to be adequate; however, unanticipated maintenance costs or required aircraft modifications could adversely affect Burlington's profitability.

The average airframe age of the fleet leased by Burlington under leases with terms longer than two years is 29 years, although factors other than age, such as cycles (numbers of takeoffs or landings) can have a significant impact on an aircraft's serviceability. Generally, cargo aircraft tend to have fewer cycles than passenger aircraft over comparable time periods because they have fewer flights per day and longer flight segments.

Fuel costs are a significant element of the total costs of operating Burlington's aircraft fleet. For each one cent per gallon increase or decrease in the price of jet fuel, Burlington's airline operating costs may increase or decrease approximately $60,000 per month. In order to protect against price increases in jet fuel, from time to time Burlington enters into hedging and other agreements, including swap contracts, options and collars.

Fuel prices are subject to world, as well as local, market conditions. It is not possible to predict the impact of future conditions on fuel prices and fuel availability. Competition in the airfreight industry is such that no assurance can be given that any future increases in fuel costs (including taxes relating thereto) will be recoverable in whole or in part from customers.

Burlington has a lease expiring in October 2013, with the Toledo-Lucas County Port Authority covering its freight sorting hub and related facilities (the "Hub") at Toledo Express Airport in Ohio. The Hub consists of various facilities, including a technologically advanced material handling system which is capable of sorting approximately one million pounds of freight per hour.

Customers
Burlington's domestic and foreign customer base includes thousands of industrial and commercial shippers, both large and small. Burlington's customer base includes major companies in the automotive, computer, electronics, fashion, pharmaceutical and other industries where rapid delivery of high-value products is required. In 1996, no single customer accounted for more than 3% of Burlington's total worldwide revenues. Burlington does not have long-term, noncancellable contracts with any of its customers.

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

Government Regulation
The air transportation industry is subject to Federal regulation under the Federal Aviation Act of 1958, as amended, and pursuant to that statute, the Department of Transportation ("DOT") may exercise regulatory authority over Burlington. Although Burlington itself is exempt from most DOT economic regulations because it is an air freight forwarder, the operation of its aircraft is subject directly or indirectly to FAA airworthiness, directives and other safety regulations and its Toledo, Ohio, hub operations are directly affected by the FAA.

Federal statutes authorize the FAA, with the assistance of the Environmental Protection Agency ("EPA"), to establish aircraft noise standards. Under the National Emissions Standards Act of 1967, as amended by the Clean Air Act Amendments of 1970, and the Airport Noise and Capacity Act of 1990 (the "Noise Act"), the administrator of the EPA is authorized to issue regulations setting forth standards for aircraft emissions. Although the Federal government generally regulates aircraft noise, local airport operators may, under certain circumstances, regulate airport operations based on aircraft noise considerations. If airport operators were to restrict arrivals or departures during certain nighttime hours to reduce or eliminate air traffic noise for surrounding home areas at airports where Burlington's activities are centered, Burlington would be required to serve those airports with Stage III equipment.

The Noise Act requires that aircraft not complying with Stage III noise limits be phased out by December 31, 1999. The Secretary of Transportation may grant a waiver if it is in the public interest and if the carrier has at least 85% of its aircraft in compliance with Stage III noise levels by July 1, 1999, and has a plan with firm orders for making all of its aircraft comply with such noise levels no later than December 31, 2003. No waiver may permit the operation of Stage II aircraft in the United States after December 31, 2003.

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

Fourteen of the 18 aircraft in Burlington's fleet held under long-term leases or owned now comply with the Stage III limits. Through 1999, Burlington anticipates hush-kitting one DC8-63 aircraft which currently does not comply with Stage III limits, leasing additional aircraft that do not meet Stage III limits and hush-kitting such planes as required, or acquiring aircraft that meet Stage III noise standards. Burlington has acquired, but not yet installed, one additional DC-8 Stage III hush-kit. In the event that additional expenditures would be required or costs were to be incurred at a rate faster than expected, Burlington could be adversely affected. Eleven of the DC8 cargo aircraft leased by Burlington have been reengined with CFM 56-2C1 engines which comply with Stage III noise standards.

Burlington is subject to various requirements and regulations in connection with the operation of its motor vehicles, including certain safety regulations promulgated by DOT and state agencies.

International Operations
Burlington's international operations accounted for approximately 63% of its revenues in 1996. Included in international operations are export shipments from the United States.

Burlington is continuing to develop import/export and logistics business between shippers and consignees in countries other than the United States. Burlington currently serves most foreign countries, 118 of which are served by Burlington's network of company-operated stations and agent locations. Burlington has agents and sales representatives in many overseas locations, although such agents and representatives are not subject to long-term, noncancellable contracts.

A significant portion of Burlington's financial results is derived from activities in several foreign countries, each with a local currency other than the U.S. dollar. Because the financial results of Burlington are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. Burlington's international activity is not concentrated in any single currency, which limits the risks of foreign rate fluctuation. In addition, foreign currency rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. Burlington routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, Burlington uses foreign exchange forward contracts to hedge the risk associated with certain transactions denominated in currencies other than the functional currency. In addition, Burlington is subject to the risks customarily attendant upon operations owned by United States companies in countries outside the United States, including labor and economic conditions, controls on repatriation of earnings and capital, nationalization, political instability, expropriation and other forms of restrictive action by local governments. The future effects of such risks on Burlington cannot be predicted.

Employee Relations
Burlington and its subsidiaries have approximately 6,300 employees worldwide, of whom about 1,700 are classified as part-time. Approximately 140 of these employees (principally customer service, clerical and/or dock workers) in Burlington's stations at John F. Kennedy Airport, New York; Secaucus, New Jersey; and Toronto, Canada are represented by labor unions, which in most cases are affiliated with the International Brotherhood of Teamsters. The collective bargaining agreement for Toronto, Canada expired in 1996 and is currently being negotiated. Burlington did not experience any significant strike or work stoppage in 1996 and considers its employee relations satisfactory.

Substantially all of Burlington's cartage operations are conducted by independent contractors, and the flight crews for its aircraft are employees of the independent airline companies which operate such aircraft.

Properties
Burlington operates 267 (117 domestic and 150 international) stations with Burlington personnel, and has agency agreements at an additional 242 (54 domestic and 188 international) stations. These stations are located near primary shipping areas, generally at or near airports. Burlington-operated domestic stations, which generally include office space and warehousing facilities, are located in 46 states and Puerto Rico. Burlington-operated international facilities are located in 27 countries. Most stations serve not only the city in which they are located, but also nearby cities and towns. Nearly all Burlington-operated stations are held under lease. The Hub in Toledo, Ohio, is held under a lease expiring in 2013, with rights of renewal for three five-year periods. Other facilities, including the corporate headquarters in Irvine, California, are held under leases having terms of one to ten years.

Burlington owns or leases, in the United States and Canada, a fleet of approximately 33 automobiles as well as 159 vans and trucks utilized in station work or for hauling freight between airport facilities and Burlington's stations.

PITTSTON MINERALS GROUP

Pittston Minerals Group (the "Minerals Group") is primarily engaged in the mining, preparation and marketing of coal, the purchase of coal for resale and the sale or leasing of coal lands to others through its Coal Operations. The Minerals Group also explores for and acquires mineral assets other than coal through its Mineral Ventures operations. Revenues from such activities currently represent approximately 3% of Minerals Group revenues.

Coal Operations

General
Coal Operations produces coal from approximately 22 company-operated surface and deep mines located in Virginia, West Virginia and eastern Kentucky for consumption in the steam and metallurgical markets. Steam coal is sold primarily to utilities and industrial customers located in the eastern United States. Metallurgical coal is sold to steel and coke producers primarily located in Japan, Korea, the United States, Europe, the Mediterranean basin and Brazil. Coal Operations' strategy is to continue to develop its business as a low-cost producer of low sulphur steam coal and to increase its significant presence in the high-quality metallurgical coal markets.

Coal Operations has substantial reserves of low sulphur coal, much of which can be produced from lower cost surface mines. Moreover, it has a significant share of the medium volatile metallurgical coal reserves in the United States, along with other high quality feed stock seams in demand by the coke and steel-making industry.

Steam coal is sold primarily to domestic utility customers through long-term contracts (contracts in excess of one year) which have the effect of moderating the impact of short-term market conditions, thereby reducing one element of risk in new or expanded projects. Most of the steam coal consumed in the United States is used to generate electricity. Coal fuels approximately 500 of the nation's 3,000 electric power plants, with larger facilities consuming more than 10,000 tons of coal daily. Through September 1996, coal accounted for approximately 55% of the electricity generated by the electric utility industry. Coal Operations believes that it is well-positioned to take advantage of any increased demand for low sulfur steam coal. Such increased demand could result from factors such as regulatory requirements mandating lower emissions of sulfur dioxide and utility deregulation which should favor coal as the lowest cost energy source for power plants. In addition, the ongoing reduction in governmental subsidies for coal production in Europe may provide opportunities for Coal Operations to utilize its export infrastructure to penetrate the export thermal coal market as well.

In contrast, the market for metallurgical coal, for most of the past fifteen years, has been characterized by a weakening demand from primary steel producers, a move to non-metallurgical coal and/or weak metallurgical coal in coke and steel making and intense competition from foreign coal producers, especially those in Australia and Canada who benefited over this period from a declining currency value versus the U.S. dollar (coal sales contracts are denominated in U.S. dollars). Metallurgical coal sales contracts typically are subject to annual price renegotiation, which increases the exposure to market forces. Nonetheless, since late 1994, the supply/demand balance for metallurgical coal appears to have been in equilibrium. This is particularly true for the higher grades of coking coal.

During 1996, favorable conditions including a state tax credit for coal produced in Virginia, favorable labor negotiations and improved metallurgical market conditions for medium volatile coal, led management to make new investments in metallurgical coal mines. In late 1996, three new underground mines were opened, one mine and one coal preparation and loading facility previously scheduled for closure, continued to operate, and one coal preparation and loading facility was reopened. When in full production in early 1997, the three new mines will produce one million tons of medium volatile coal.

Production
The following table indicates the approximate tonnage of coal purchased and produced by the Coal Operations for the years ended 1996, 1995 and 1994:

                                                   Years Ended December 31
(In thousands of tons)                      1996            1995            1994
================================================================================
Produced:
Deep                                       3,930           3,982           4,857
Surface                                   11,151          12,934          15,107
Contract                                   1,621           1,941           2,364
--------------------------------------------------------------------------------
                                          16,702          18,857          22,328
Purchased                                  5,762           6,047           5,826
--------------------------------------------------------------------------------
Total                                     22,464          24,904          28,154
================================================================================

During 1996, Coal Operations' three large surface mines in Logan County, West Virginia (Tower Mountain, Bandmill and Boardtree) encountered operating difficulties which significantly impaired the profitability of these operations. As a result, a new operating plan will be adopted for these operations. Boardtree will close in mid-1997 at the end of its reserve life and Bandmill was idled at the end of 1996. The remaining mine, Tower Mountain, will ship all of its production, estimated to be 2.9 million tons annually, on a direct basis.

Of the coal production in 1996, approximately 26% was produced for sale as metallurgical coal and 74% was produced for sale as steam coal.

Sales
The following table indicates the approximate tonnage of coal sold by Coal Operations in the years ended December 31, 1996, 1995 and 1994 in the domestic (United States and Canada) and export markets and by categories of customers:

(In thousands,                                         Years Ended December 31
except per ton amounts)                             1996        1995        1994
================================================================================
Domestic:
  Steel and coke producers                           139         736         769
  Utility, industrial and other                   14,794      15,846      18,198
--------------------------------------------------------------------------------
                                                  14,933      16,582      18,967
Export:
  Utility, industrial and other                      217         102        --
  Steel and coke producers                         7,821       7,712       9,115
--------------------------------------------------------------------------------
Total sold                                        22,971      24,396      28,082
================================================================================
Average selling price per ton                     $29.17       28.81       27.70
================================================================================

For the year ended December 31, 1996, Coal Operations sold approximately 23.0 million tons of coal, of which approximately 14.9 million tons were sold under long-term contracts. In 1995, Coal Operations sold approximately 24.4 million tons of coal, of which approximately 17.4 million tons were sold under long-term contracts. At December 31, 1996, approximately 58.6 million tons were committed for sale under long-term contracts expiring at various times through July 2007. Contracts relating to a certain portion of this tonnage are subject to periodic price renegotiation, which can result in termination by the purchaser or the seller prior to contract expiration in case the parties should fail to agree upon price.

During 1996, the ten largest domestic customers purchased 12.0 million tons of coal (52% of total coal sales and 81% of domestic coal sales, by tonnage). The three largest domestic customers purchased 7.6 million tons of coal for the year ended December 31, 1996 (33% of total coal sales and 51% of domestic coal sales, by tonnage). The largest single customer, American Electric Power Company, purchased 5.0 million tons of coal, accounting for 22% of total coal sales and 34% of domestic coal sales, by tonnage. In 1995, the ten largest domestic customers purchased 11.9 million tons of coal (49% of total coal sales and 71% of domestic coal sales, by tonnage). The three largest domestic customers purchased 6.8 million tons of coal in 1995 (28% of total coal sales and 41% of domestic coal sales, by tonnage). In 1995, American Electric Power Company purchased 4.1 million tons of coal, accounting for 17% of total coal sales and 25% of domestic coal sales, by tonnage.

Of the 8.0 million tons of coal sold in the export market in 1996, the ten largest customers accounted for 4.6 million tons (20% of total coal sales and 57% of export coal sales, by tonnage) and the three largest customers purchased
2.1 million tons (9% of total coal sales and 26% of export coal sales, by tonnage). Of the 7.8 million tons of coal sold in the export market in 1995, the ten largest customers accounted for 5.0 million tons (20% of total coal sales and 64% of export coal sales, by tonnage) and the three largest customers purchased 2.2 million tons (9% of total coal sales and 29% of export coal sales, by tonnage). Export coal sales are made principally under annual contracts or long-term contracts that are subject to annual price renegotiation. Under these export contracts, the price for coal is expressed and paid in United States dollars.

Virtually all coal sales in the domestic utility market pursuant to long-term contracts are subject to periodic price adjustments on the basis of provisions which permit an increase or decrease periodically in the price to reflect increases and decreases in certain price indices. In certain cases, price adjustments are permitted when there are changes in taxes other than income taxes, when the coal is sold other than FOB the mine and when there are changes in railroad and barge freight rates. The provisions, however, are not identical in all of such contracts, and the selling price of the coal does not necessarily reflect every change in production cost incurred by the seller.

Contracts for the sale of metallurgical coal in the domestic and export markets are generally subject to price renegotiation on an annual basis. Approximately
2.0 million tons, or 26%, of Coal Operations' export coal sales of metallurgical coal in 1996 were made to Far East customers under contracts which continue in effect through various dates, the latest of which is March 31, 1997, in each case subject to annual negotiation of price and other terms. Negotiations with Far East customers have concluded for 1997 and basically mirror those of 1996 with respect to price. Export tonnages to Far East customers are expected to be lower in 1997, than in 1996. Coal Operations steam coal business for 1997 is substantially committed to contracts which will escalate in price according to governmental indices or preset escalation rates or, in certain cases, will be priced by agreement in negotiation.

Competition
The bituminous coal industry is highly competitive. Coal Operations competes with many other large coal producers and with hundreds of small producers in the United States and abroad.

In the export market, many foreign competitors, particularly Australian, South African and Canadian coal producers, benefit from certain competitive advantages existing in the countries in which they operate, such as less difficult mining conditions, lower transportation costs, less severe government regulation and lower labor and health benefit costs, as well as currencies which have generally depreciated against the United States dollar, although the Australian dollar has appreciated relative to the U.S. dollar in 1996. The metallurgical coal produced by Coal Operations is generally of higher quality, and is often used by foreign steel producers to blend with coals from other sources to improve the quality of coke and coke oven efficiency. However, in recent years, steel producers have developed facilities and techniques which, to some extent, enable them to accept lower quality metallurgical coal in their coke ovens. Moreover, new technologies for steel production which utilize pulverized coal injection, direct reduction iron and the electric arc furnace have reduced the demand for all types of metallurgical coal. However, the use of lesser quality coals and less coke in the blast furnace has increased the importance of coke strength and the importance of medium volatile coal.

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

Coal operations was involved in previously reported litigation with the state and federal agencies that regulate the environmental aspects of underground and surface mining. The litigation arose from the agencies' attempt to hold Coal Operations liable for the unabated violations, civil penalties, and Abandoned Mined Lands ("AML") fees of other companies ("contractors") that have contracted in the past to mine Coal Operations' coal. In so doing, the agencies retroactively applied "ownership or control" regulations first promulgated in 1988, to past transactions and ended relationships. The regulations are designed to "block" or deny mining permits to any company that is "linked" by "ownership or control" to another company that has outstanding violations, penalties or fees. The company that is so linked cannot obtain new permits until the outstanding liabilities of the violator are satisfied.

Coal Operations has settled the contractor liabilities with the Commonwealth of Virginia, where almost all of the contractors operated. In this settlement, which has been approved by the Governor of Virginia, Coal Operations agreed to reimburse the state approximately $.2 million in reclamation costs and to complete reclamation at several contractor sites. Under the agreement, Pittston will have no further liability to the Commonwealth for these contractors.

Coal Operations has also settled with OSM, which retains oversight authority in Virginia and other coal-producing states. This comprehensive agreement, which had been under discussion for several years, requires Coal Operations to pay approximately $.4 million in AML fees to OSM and obligates Coal Operations to complete reclamation at various contractor sites.

Following completion of this settlement agreement, the United States Court of Appeals for the D.C. Circuit Court held that OSM's ownership and control regulations were invalid as an over-broad reading of the underlying statute. Coal Operations is evaluating the impact of this ruling upon its obligations under the settlement agreements.

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

While it is not possible to quantify the costs of compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. In that connection, it is estimated that Coal Operations made capital expenditures for environmental control facilities in the amount of approximately $1.0 million in 1996 and estimates expenditures of $1.4 million in 1997. Compliance with these laws has substantially increased the cost of coal mining, but is, in general, a cost common to all domestic coal producers. The Company believes that the competitive position of Coal Operations has not been and should not be adversely affected except in the export market where Coal Operations competes with various foreign producers not subject to regulations prevalent in the U.S.

Federal, state and local authorities strictly monitor the sulphur dioxide and particulate emissions from electric power plants served by Coal Operations. In 1990, Congress enacted the Clean Air Act Amendments of 1990, which, among other things, permit utilities to use low sulphur coals in lieu of constructing expensive sulphur dioxide removal systems. The Company believes this should have a favorable impact on the marketability of Coal Operations' extensive reserves of low sulphur coals. However, the Company cannot predict at this time the timing or extent of such favorable impact.

Mine Health and Safety Laws
The coal operating companies included within Coal Operations are generally liable under federal laws requiring payment of benefits to coal miners with pneumoconiosis ("black lung"). The Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977 (the "1977 Act"), as amended by the Black Lung Benefits and Revenue Amendments Act of 1981 (the "1981 Act"), expanded the benefits for black lung disease and levied a tax on coal production of $1.10 per ton for deep-mined coal and $0.55 per ton for surface-mined coal, but not to exceed 4.4% of the sales price. In addition, the 1981 Act provides that certain claims for which coal operators had previously been responsible will be obligations of the government trust funded by the tax. The 1981 Act also tightened standards set by the 1977 Act for establishing and maintaining eligibility for benefits. The Revenue Act of 1987 extended the termination date of the tax from January 1, 1996 to the earlier of January 1, 2014 or the date on which the government trust becomes solvent. The Company cannot predict whether any future legislation effecting changes in the tax will be enacted.

Stringent safety and health standards have been imposed by federal legislation since 1969 when the Federal Coal Mine Health and Safety Act was adopted, which resulted in increased operating costs and reduced productivity. The Federal Mine Safety and Health Act of 1977 significantly expanded the enforcement of health and safety standards.

Compliance with health and safety laws is, in general, a cost common to all domestic coal producers. The Company believes that the competitive position of Coal Operations has not been and should not be adversely affected except in the export market where Coal Operations competes with various foreign producers subject to less stringent health and safety regulations.

Employee Relations
At December 31, 1996, approximately 720 of the 2,100 employees of Coal Operations were members of the UMWA. The remainder of such employees are either unrepresented hourly employees or supervisory personnel. Since 1990, no significant labor disruptions involving UMWA-represented employees have occurred. Coal Operations believes that its employee relations are satisfactory.

Health Benefit Act
In October 1992, the Coal Industry Retiree Health Benefit Act of 1992 (the "Health Benefit Act") was enacted as part of the Energy Policy Act of 1992. The Health Benefit Act established rules for the payment of future health care benefits for thousands of retired union mine workers and their dependents. The Health Benefit Act established a trust fund to which "signatory operators" and "related persons," including the Company and certain of its subsidiaries (collectively, the "Pittston Companies"), are jointly and severally liable to pay annual premiums for assigned beneficiaries, together with a pro rata share for certain beneficiaries who never worked for such employers, including, in the Company's case, the Pittston Companies ("unassigned beneficiaries"), in amounts determined on the basis set forth in the Health Benefit Act. In October 1993, the Pittston Companies received notices from the Social Security Administration (the "SSA") with regard to their assigned beneficiaries for which they are responsible under the Health Benefit Act. For 1996 and 1995, these amounts were approximately $10.4 million and $10.8 million, respectively. The Company believes that the annual cash funding under the Health Benefit Act for the Pittston Companies' assigned beneficiaries will continue at approximately a $10 million per year range for the next several years and should begin to decline thereafter as the number of such assigned beneficiaries decreases.

Based on the number of beneficiaries actually assigned by the SSA, the Company estimates the aggregate pretax liability relating to the Pittston Companies' assigned beneficiaries at December 31, 1996 at approximately $210 million, which when discounted at 8.0% provides a present value estimate of approximately $90 million.

The ultimate obligation that will be incurred by the Company could be significantly affected by, among other things, increased medical costs, decreased number of beneficiaries, governmental funding arrangements, and such federal health benefit legislation of general application as may be enacted. In addition, the Health

Benefit Act requires the Pittston Companies to fund, pro rata according to the total number of assigned beneficiaries, a portion of the health benefits for unassigned beneficiaries. At this time, the funding for such health benefits is being provided from another source and for this and other reasons the Pittston Companies' ultimate obligation for the unassigned beneficiaries cannot be determined. The Company accounts for the obligation under the Health Benefit Act as a participant in a multi-employer plan and recognizes the annual cost on a pay-as-you-go basis.

Evergreen Case
In 1988, the trustees of certain pension and benefit trust funds (the "Trust Funds") established under collective bargaining agreements with the UMWA brought an action (the "Evergreen Case") against the Company and a number of its coal subsidiaries in the United States District Court for the District of Columbia, claiming that the defendants are obligated to contribute to such Trust Funds in accordance with the provisions of the 1988 and subsequent National Bituminous Coal Wage Agreements, to which neither the Company nor any of its subsidiaries is a signatory. In December 1993, the Company and the Minerals Group recognized in their financial statements the potential liability that might have resulted from an ultimate adverse judgment in the Evergreen Case.

In late March 1996, a settlement was reached in the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows: approximately $25.8 million upon dismissal of the Evergreen Case and the remainder of $24.0 million in installments of $7.0 million in 1996 and $8.5 million in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Company. The second payment of $7.0 million was paid in August of 1996 and was funded by cash flows from operating activities. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan.

As a result of the settlement of the Evergreen Case, at an amount lower than previously accrued, the Company recorded a pretax benefit of $35.7 million ($23.2 million after tax) in the first quarter of 1996 in its consolidated financial statements and in its financial statements for the Minerals Group.

Properties
The principal properties of Coal Operations are coal reserves, coal mines and coal preparation plants, all of which are located in Virginia, West Virginia and eastern Kentucky. Such reserves are either owned or leased. Leases of land or coal mining rights generally are either for a long-term period or until exhaustion of the reserves, and require the payment of a royalty based generally on the sales price and/or tonnage of coal mined from a particular property. Many leases or rights provide for payment of minimum royalties. In addition, Coal Operations has interests in the timber and oil and gas businesses.

Pittston estimates that Coal Operations' proven and probable surface mining, deep mining and total coal reserves as of December 31, 1996 were 126 million, 211 million and 337 million tons, respectively. Such estimates represent economically recoverable and minable tonnage and include allowances for extraction and processing.

Of the 337 million tons of proved and probable coal reserves as of year-end 1996, approximately 76% has a sulphur content of less than 1% (which is generally regarded in the industry as low sulphur coal) and approximately 24% has a sulphur content greater than 1%. Approximately 42% of total proven and probable reserves consist of metallurgical grade coal.

As of December 31, 1996, Coal operations controlled approximately 807 million tons of additional coal deposits in the eastern United States, which cannot be expected to be economically recovered without market improvement and/or the application of new technologies. The reduction in tons from the 871 million at December 31, 1995 is mainly due to the sale of the Badger Coal operations in West Virginia in 1996. Coal Operations also owns substantial quantities of low sulphur coal deposits in Sheridan County, Wyoming.

Most of the oil and gas rights associated with Coal Operations' properties are managed by an indirect wholly owned subsidiary of Pittston which, in general, receives royalty and other income from oil and gas development and operation by third parties. Annual net working and royalty interests exceed 3.0 Bcf. Coal Operations also receives incidental income from the sale of timber cutting rights on certain properties as well as from the operation of a sawmill. Coal Operations controls approximately 100 thousand acres of hardwood forests.

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

Mineral Ventures

Mineral Ventures' business is directed at locating and acquiring mineral assets, advanced stage projects and operating mines. Mineral Ventures is currently evaluating gold projects in North America and Australia. An exploration office has been opened in Reno, Nevada, to coordinate Mineral Ventures' expanded exploration program in the Western United States. In 1996, Mineral Ventures expended approximately $3.2 million on all such programs.

The Stawell gold mine, located in the Australian state of Victoria, in which Mineral Ventures has a net equity interest of 67%, produced approximately 90,900 ounces of gold in 1996. Mineral Ventures estimates that on December 31, 1996, the Stawell gold mine had approximately 531,000 ounces of recoverable proven and probable gold reserves. In-mine exploration at Stawell continues to generate positive results.

Mineral Ventures has a 17% indirect interest in the recently discovered Silver Swan base metals property in Western Australia. Probable reserves are currently estimated at 640,000 metric tonnes of ore graded at 9.5% nickel, with minor cobalt, copper and arsenic values, and are anticipated to increase as a result of current exploration efforts. Feasibility studies at Silver Swan are well advanced and mining is currently expected to commence in mid-1997.

MATTERS RELATING TO FORMER OPERATIONS

In April 1990, the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ("Tankport") in Jersey City, New Jersey, which operations were sold in 1983. Under the settlement agreement, the Company is obligated to pay for 80% of the remediation costs.

Based on data available to the Company and its environmental consultants, the Company estimates its portion of the cleanup costs, on an undiscounted basis, using existing technologies to be between $6.9 million and $17.0 million over a period of up to five years. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which the clean-up will be conducted. The clean-up estimates have been modified from prior years' in light of cost inflation. The estimate of costs and the timing of payments could change as a result of changes to the remediation plan required, changes in the technology available to treat the site, unforseen circumstances existing at the site and additional cost inflation.

The Company commenced insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. In August 1995, the District Court ruled on various Motions for Summary Judgment. In its decision, the Court found favorably for the Company on several matters relating to the comprehensive general liability policies but concluded that the pollution liability policies did not contain pollution coverage for the types of claims associated with the Tankport site. The Company appealed the District Court's decision to the Third Circuit. Management and its outside legal counsel continue to believe, however, that recovery of a substantial portion of the cleanup costs ultimately will be probable of realization. It is the Company's belief that, based on estimates of potential liability and probable realization of insurance recoveries, the Company would be liable for approximately $1.4 million based on the Court's decision and related developments of New Jersey law.

ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

For a description of the Evergreen Case, see Items 1 and 2: "Pittston Minerals Group-- Description of Businesses-- Coal Operations --Evergreen Case."

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

    Not applicable.

The Pittston Company and Subsidiaries
Executive Officers of the Registrant

The following is a list as of March 15, 1997, of the names and ages of the executive and other officers of Pittston and the names and ages of certain officers of its subsidiaries, indicating the principal positions and offices held by each. There is no family relationship between any of the officers named.

Name                  Age   Positions and Offices Held                Held Since
--------------------------------------------------------------------------------
Executive Officers:
Joseph C. Farrell     61    Chairman, President and
                               Chief Executive Officer                   1991
Gary R. Rogliano      45    Senior Vice President                        1996
James B. Hartough     49    Vice President-Corporate
                               Finance and Treasurer                     1988
Frank T. Lennon       55    Vice President-Human Resources
                               and Administration                        1985
Austin F. Reed        45    Vice President, General
                               Counsel and Secretary                     1994

Other Officers:
Jonathan M. Sturman   54    Vice President-Corporate Development         1995
Arthur E. Wheatley    54    Vice President and Director of
                               Risk Management                           1988

Subsidiary Officers:
Michael T. Dan        46    President and Chief Executive
                               Officer of Brink's, Incorporated          1993
Karl K. Kindig        45    President and Chief Executive
                               Officer of Pittston Coal Company          1995
Peter A. Michel       54    President and Chief Executive
                               Officer of Brink's Home Security, Inc.    1988
================================================================================

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

Mr. Kindig was elected President and Chief Executive Officer of Pittston Coal Company on January 1, 1995. He served as Vice President-Corporate Development of Pittston from October 1991 to January 15, 1995. From 1990 to 1991 he served as Vice President and General Counsel of Pittston Coal Management Company, and from 1986 to 1990 he served as Counsel to Coal Operations.

Mr. Michel was elected President and Chief Executive Officer of
Brink's Home Security, Inc. in April 1988. From 1985 to 1987 he served as President and Chief Executive Officer of Penn Central
Technical Security Company.

--------------------------------------------------------------------------------
PART II
--------------------------------------------------------------------------------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
--------------------------------------------------------------------------------

The Pittston Company and Subsidiaries
Common Stock
================================================================================
                                                   Market Price        Declared
                                                 High          Low     Dividends
--------------------------------------------------------------------------------
1995
Pittston Services Group
1st Quarter                                    $ 27.75        23.75    $   .05
2nd Quarter                                      29.50        22.50        .05
3rd Quarter                                      29.50        23.13        .05
4th Quarter                                      32.63        26.50        .05

Pittston Minerals Group
1st Quarter                                    $ 26.00        17.25    $ .1625
2nd Quarter                                      18.13         9.50      .1625
3rd Quarter                                      13.00         9.75      .1625
4th Quarter                                      14.75         9.38      .1625
--------------------------------------------------------------------------------
1996
Pittston Brink's Group
1st Quarter (a)                                $ 28.13        22.38    $  .025
2nd Quarter                                      30.50        25.88       .025
3rd Quarter                                      32.00        27.63       .025
4th Quarter                                      32.75        23.13       .025

Pittston Burlington Group
1st Quarter (b)                                $ 21.00        17.00    $   .06
2nd Quarter                                      21.63        18.00        .06
3rd Quarter                                      21.50        17.50        .06
4th Quarter                                      20.50        17.88        .06

Pittston Minerals Group
1st Quarter                                    $ 15.88        12.88    $ .1625
2nd Quarter                                      15.75        12.38      .1625
3rd Quarter                                      15.00        11.13      .1625
4th Quarter                                      15.50        11.25      .1625
================================================================================

(a) First quarter market high and low prices for the Pittston Brink's Group represent prices commencing on the first business day following the Brink's Stock Proposal Transaction (January 19, 1996) through March 31, 1996.

(b) First quarter market high and low prices for the Pittston Burlington Group represent prices commencing on the first date of when issued trading of Burlington Stock in conjunction with the Brink's Stock Proposal Transaction (January 3, 1996) through March 31, 1996.

During 1995, Pittston Services Group Common Stock ("Services Stock") and Pittston Minerals Group Common Stock ("Minerals Stock") traded on the New York Stock Exchange under the ticker symbols "PZS" and "PZM", respectively.

During 1996, Pittston Brink's Group Common Stock ("Brink's Stock"), Pittston Burlington Group Common Stock ("Burlington Stock"), and Minerals Stock traded on the New York Stock Exchange under the ticker symbols "PZB", "PZX" and "PZM", respectively.

Effective January 19, 1996, the outstanding shares of the Company's Services Stock were redesignated as Pittston Brink's Group Common Stock ("Brink's Stock") and a new class of common stock, designated as Pittston Burlington Group Common Stock ("Burlington Stock"), was distributed to holders of Services Stock on the basis of one-half of one share for each share of Services Stock. When issued trading for Brink's Stock and Burlington Stock commenced on January 3, 1996 and such stocks trade on the New York Stock Exchange.

As of March 3, 1997, there were approximately 5,300 shareholders of record of Brink's Stock, approximately 4,700 shareholders of record of Burlington Stock and approximately 4,300 shareholders of record of Minerals Stock.

ITEM 6. SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------
The Pittston Company and Subsidiaries
--------------------------------------------------------------------------------
SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

Five Years in Review
(In thousands, except per share amounts)                1996          1995          1994          1993          1992
====================================================================================================================
Sales and Income:
Net sales and operating revenues                 $ 3,106,644     2,926,067     2,667,275     2,256,121     2,073,041
Net income (a)                                       104,154        97,972        26,897        14,146        49,087
--------------------------------------------------------------------------------------------------------------------
Financial Position:
Net property, plant and equipment                $   540,851       486,168       445,834       369,821       376,872
Total assets                                       1,812,879     1,807,372     1,737,778     1,361,501     1,322,288
Long-term debt, less current maturities              158,837       133,283       138,071        58,388        91,208
Shareholders' equity                                 606,707       521,979       447,815       353,512       341,460
--------------------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding (b):
Pittston Brink's Group                                38,200        37,931        37,784        36,907        37,081
Pittston Burlington Group                             19,223        18,966        18,892        18,454        18,541
Pittston Minerals Group                                7,897         7,786         7,594         7,381         7,416
--------------------------------------------------------------------------------------------------------------------
Common Shares Outstanding (b):
Pittston Brink's Group                                41,296        41,574        41,595        41,429        40,533
Pittston Burlington Group                             20,711        20,787        20,798        20,715        20,267
Pittston Minerals Group                                8,406         8,406         8,390         8,281         8,107
--------------------------------------------------------------------------------------------------------------------
Per Pittston Brink's Group Common Share (b):
Net income (a)                                   $      1.56          1.35          1.10           .86           .65
Cash dividends                                           .10           .09           .09           .09           .07
Book value                                              8.21          6.81          5.70          4.66          4.03
--------------------------------------------------------------------------------------------------------------------
Per Pittston Burlington Group Common Share (b):
Net income                                       $      1.76          1.73          2.03           .84           .18
Cash dividends                                           .24           .22           .22           .21           .17
Book value                                             15.70         14.30         12.74         10.81          9.93
--------------------------------------------------------------------------------------------------------------------
Per Pittston Minerals Group Common Share (b):
Net income (loss) (c)                            $      1.14          1.45         (7.50)        (4.47)         2.94
Cash dividends                                           .65           .65           .65         .6204         .4924
Book value (d)                                         (8.38)        (9.46)       (10.74)        (3.31)         1.68
====================================================================================================================

(a) As of January 1, 1992, Brink's Home Security, Inc. ("BHS") elected to capitalize categories of costs not previously capitalized for home security installations to more accurately reflect subscriber installation costs. The effect of this change in accounting principle was to increase income before extraordinary credit and cumulative effect of accounting changes and net income of the Company and the Brink's Group by $2,723 or $0.07 per share of Brink's Stock in 1996, $2,720 or $0.07 per share of Brink's Stock in 1995, $2,486 or $0.07 per share of Brink's Stock in 1994, $2,435 or $0.07 per share of Brink's Stock in 1993 and $2,596 or $0.07 per share of Brink's Stock in 1992.

(b) All share and per share data presented reflects the completion of the Brink's Stock Proposal transaction which occurred on January 18, 1996. For periods prior to the completion of the Brink's Stock Proposal, the number of shares of Pittston Brink's Group Common Stock ("Brink's Stock") are assumed to be the same as the total number of shares of The Pittston Company's (the "Company") previous Pittston Services Group Common Stock ("Services Stock") and the number of shares of Pittston Burlington Group Common Stock ("Burlington Stock") are assumed to equal one-half of the number of shares of the Company's previous Services Stock.

Shares outstanding at the end of the period include shares outstanding under the Company's Employee Benefits Trust. For the Pittston Brink's Group (the "Brink's Group"), such shares totaled 3,141 shares, 3,553 shares, 3,779 shares and 3,854 shares at December 31, 1996, 1995, 1994, and 1993, respectively. For the Pittston Burlington Group (the "Burlington Group"), such shares totaled 1,280 shares, 1,777 shares, 1,890 shares and 1,927 shares at December 31, 1996, 1995, 1994 and 1993, respectively. For the Pittston Minerals Group (the "Minerals Group"), such shares totaled 424 shares, 594 shares, 723 shares and 770 shares at December 31, 1996, 1995, 1994 and 1993, respectively. Average shares outstanding do not include these shares.

The initial dividends on Brink's Stock and Burlington Stock were paid on March 1, 1996. Dividends paid by the Company on Services Stock have been attributed to the Brink's Group and the Burlington Group in relation to the initial dividends paid on the Brink's and Burlington Stocks.

(c) The amounts indicated represent primary earnings per share. For the years ended December 31, 1996 and 1995, fully diluted earnings per share for Minerals Stock was $1.08 and $1.40, respectively, based on average common shares outstanding of 9,906 and 9,999, respectively. For the years ended December 31, 1994, 1993 and 1992, fully diluted earnings per share is considered to be the same as primary since the effect of common stock equivalents and the assumed conversion of preferred stock was either antidilutive or insignificant.

(d) Calculated based on the number of shares outstanding at the end of the period excluding shares outstanding under the Company's Employee Benefits Trust.

Pittston Brink's Group
--------------------------------------------------------------------------------
SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

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

Five Years in Review

(In thousands, except per share amounts)          1996      1995      1994      1993      1992
==============================================================================================
Sales and Income:
Operating revenues                            $909,813   788,395   656,993   570,953   514,823
Net income (a)                                  59,695    51,093    41,489    31,650    23,953
----------------------------------------------------------------------------------------------
Financial Position:
Net property, plant and equipment             $256,759   214,653   180,930   156,976   142,648
Total assets                                   551,665   484,726   426,887   377,923   347,015
Long-term debt, less current maturities          5,542     5,795     7,990    12,649    22,734
Shareholder's equity                           313,378   258,805   215,531   175,219   147,582
----------------------------------------------------------------------------------------------
Average Pittston Brink's Group Common
  Shares Outstanding (b)                        38,200    37,931    37,784    36,907    37,081

Pittston Brink's Group Common Shares
  Outstanding (b)                               41,296    41,574    41,595    41,429    40,533
----------------------------------------------------------------------------------------------
Per Pittston Brink's Group Common Share (a):
Net income (a)                                $   1.56      1.35      1.10       .86       .65
Cash dividends                                     .10       .09       .09       .09       .07
Book value (c)                                    8.21      6.81      5.70      4.66      4.03
==============================================================================================

(a) As of January 1, 1992, Brink's Home Security, Inc. ("BHS") elected to capitalize categories of costs not previously capitalized for home security installations to more accurately reflect subscriber installation costs. The effect of this change in accounting principle was to increase income before extraordinary credit and cumulative effect of accounting changes and net income of the Brink's Group by $2,723 or $0.07 per share in 1996, $2,720 or $0.07 per share in 1995, $2,486 or $0.07 per share in 1994, $2,435 or $0.07 per share in
1993 and $2,596 or $0.07 per share in 1992.

(b) All share and per share data presented reflects the completion of the Brink's Stock Proposal transaction which occurred on January 18, 1996. For periods prior to the completion of the Brink's Stock Proposal, the number of shares of Pittston Brink's Group Common Stock ("Brink's Stock") are assumed to be the same as the total number of shares of the Company's previous Pittston Services Group Common Stock ("Services Stock"). Shares outstanding at the end of the period include shares outstanding under the Company's Employee Benefits Trust of 3,141 shares, 3,553 shares, 3,779 shares and 3,854 shares at December 31, 1996, 1995, 1994 and 1993, respectively. Average shares outstanding do not include these shares. The initial dividends on Brink's Stock were paid on March 1, 1996. Dividends paid by the Company on Services Stock have been attributed to the Brink's Group in relation to the initial dividends paid on the Brink's and Burlington Stocks.

(c) Calculated based on the number of shares outstanding at the end of the period excluding shares outstanding under the Company's Employee Benefits Trust.

Pittston Burlington Group
--------------------------------------------------------------------------------
SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

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

Five Years in Review

(In thousands, except per share amounts)               1996        1995        1994        1993        1992
===========================================================================================================
Sales and Income:
Operating revenues                               $1,500,318   1,414,821   1,215,284     998,079     900,347
Net income                                           33,801      32,855      38,356      15,476       3,324
-----------------------------------------------------------------------------------------------------------
Financial Position:
Net property, plant and equipment                $  113,283      72,171      44,442      31,100      27,088
Total assets                                        615,674     572,077     521,516     432,236     424,023
Long-term debt, less current maturities              28,723      26,697      41,906      45,460      68,474
Shareholder's equity                                304,989     271,853     240,880     203,150     181,576
-----------------------------------------------------------------------------------------------------------
Average Pittston Burlington Group
  Common Shares Outstanding (a)                      19,223      18,966      18,892      18,454      18,541

Pittston Burlington Group Common
  Shares Outstanding (a)                             20,711      20,787      20,798      20,715      20,267
-----------------------------------------------------------------------------------------------------------
Per Pittston Burlington Group Common Share (a):
Net income                                       $     1.76        1.73        2.03         .84         .18
Cash dividends                                          .24         .22         .22         .21         .17
Book value (b)                                        15.70       14.30       12.74       10.81        9.93
===========================================================================================================

(a) All share and per share data presented reflects the completion of the Brink's Stock Proposal transaction which occurred on January 18, 1996. For periods prior to the completion of the Brink's Stock Proposal, the number of shares of Pittston Burlington Group Common Stock ("Burlington Stock") are assumed to be equal to one-half of the number of shares of the Company's previous Pittston Services Group Common Stock ("Services Stock"). Shares outstanding at the end of the period include shares outstanding under the Company's Employee Benefits Trust of 1,280 shares, 1,777 shares, 1,890 shares and 1,927 shares at December 31, 1996, 1995, 1994 and 1993, respectively. Average shares outstanding do not include these shares. The initial dividends of Burlington Stock were paid on March 1, 1996. Dividends paid by the Company on Services Stock have been attributed to the Burlington Group in relation to the initial dividend paid on the Burlington and Brink's Stocks.

(b) Calculated based on the number of shares outstanding at the end of the period excluding shares outstanding under the Company's Employee Benefits Trust.

Pittston Minerals Group
--------------------------------------------------------------------------------
SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

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

Five Years in Review

(In thousands, except per share amounts)            1996        1995        1994        1993        1992
========================================================================================================
Sales and Income (Loss):
Net sales                                      $ 696,513     722,851     794,998     687,089     657,871
Net income (loss)                                 10,658      14,024     (52,948)    (32,980)     21,810
--------------------------------------------------------------------------------------------------------
Financial Position:
Net property, plant and equipment              $ 170,809     199,344     220,462     181,745     207,136
Total assets                                     706,981     798,609     867,512     606,247     587,696
Long-term debt, less current maturities          124,572     100,791      88,175         279        --
Shareholder's equity                             (11,660)     (8,679)     (8,596)    (24,857)     12,302
--------------------------------------------------------------------------------------------------------
Average Pittston Minerals Group
  Common Shares Outstanding (a)                    7,897       7,786       7,594       7,381       7,416

Pittston Minerals Group Common
  Shares Outstanding (a)                           8,406       8,406       8,390       8,281       8,107
--------------------------------------------------------------------------------------------------------
Per Pittston Minerals Group Common Share (a):
Net income (loss) (b)                          $    1.14        1.45       (7.50)      (4.47)       2.94
Cash dividends                                       .65         .65         .65       .6204       .4924
Book value (c)                                     (8.38)      (9.46)     (10.74)      (3.31)       1.68
========================================================================================================

(a) Shares outstanding at the end of the period include shares outstanding under the Company's Employee Benefits Trust of 424 shares, 594 shares, 723 shares and 770 shares at December 31, 1996, 1995, 1994 and 1993, respectively. Average shares outstanding do not include these shares.

(b) The amounts indicated represent primary earnings per share. For the years ended December 31, 1996 and 1995, fully diluted earnings per share for Minerals Stock was $1.08 and $1.40, respectively, based on average common shares outstanding of 9,906 and 9,999, respectively. For the years ended December 31, 1994, 1993 and 1992, fully diluted earnings per share is considered to be the same as primary since the effect of common stock equivalents and the assumed conversion of preferred stock was either antidilutive or insignificant.

(c) Calculated based on the number of shares outstanding at the end of the period excluding shares outstanding under the Company's Employee Benefits Trust.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS
--------------------------------------------------------------------------------
The Pittston Company and Subsidiaries
--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

                                                   Years Ended December 31
(In thousands)                                 1996          1995          1994
--------------------------------------------------------------------------------
Net sales and operating revenues:
  Brink's                               $   754,011       659,459       547,046
  BHS                                       155,802       128,936       109,947
  Burlington                              1,500,318     1,414,821     1,215,284
  Coal Operations                           677,393       706,251       779,504
  Mineral Ventures                           19,120        16,600        15,494
--------------------------------------------------------------------------------
Net sales and operating revenues        $ 3,106,644     2,926,067     2,667,275
================================================================================
Operating profit (loss):
  Brink's                               $    56,823        42,738        39,710
  BHS                                        44,872        39,506        32,432
  Burlington                                 64,604        58,723        69,224
  Coal Operations                            20,034        23,131       (83,451)
  Mineral Ventures                            1,619           207         1,134
--------------------------------------------------------------------------------
  Segment operating profit                  187,952       164,305        59,049
  General corporate expense                 (21,445)      (16,806)      (16,176)
--------------------------------------------------------------------------------
Operating profit                        $   166,507       147,499        42,873
================================================================================

The Pittston Company (the "Company") reported net income of $104.2 million in 1996 compared with net income of $98.0 million in 1995. Operating profit totaled $166.5 million in 1996, an increase of $19.0 million over the prior year. Operating profit and net income for 1996 included three significant items which impacted the Company's Pittston Coal Company ("Coal Operations"): a benefit from the settlement of the Evergreen case (discussed below) at an amount lower than previously accrued ($35.7 million or $23.2 million after-tax), a charge related to the new accounting standard regarding the impairment of long-lived assets ($29.9 million or $19.5 million after-tax) and the reversal of excess restructuring liabilities ($11.7 million or $7.6 million after-tax). In addition, net income in 1996 benefited from increased operating profits at the Company's Brink's Home Security, Inc. ("BHS"), Brink's, Incorporated ("Brink's"), Pittston Mineral Ventures ("Mineral Ventures") and Burlington Air Express Inc. ("Burlington") businesses. These increases were partially offset by lower operating profit at the Company's Coal Operations business and by higher general corporate expenses primarily resulting from the relocation of the Company's corporate headquarters to Richmond, Virginia.

Net income for the Company for 1995 was $98.0 million compared with $26.9 million for 1994. Operating profit totaled $147.5 million for 1995, compared with $42.9 million for 1994. The $71.1 million increase in net income in 1995 primarily reflects the inclusion in 1994 of after-tax writedowns and accruals totaling $58.1 million attributable to the Company's Coal Operations related to facility shutdowns. These writedowns and accruals impacted the 1994 operating profit by $90.8 million. In addition, net income for 1995 benefited from increased earnings the operations of Coal Operations, Brink's and BHS, partially offset by decreases in earnings at Burlington and Mineral Ventures.

Brink's
The following is a table of selected financial data for Brink's on a comparative basis:

                                                      Years Ended December 31
(In thousands)                                      1996        1995        1994
================================================================================
Operating revenues:
  North America (United States
    and Canada)                                 $418,941     379,230     337,641
  International subsidiaries                     335,070     280,229     209,405
--------------------------------------------------------------------------------
Total operating revenues                        $754,011     659,459     547,046
================================================================================
Operating expenses                               605,851     533,109     438,851
Selling, general and administrative               93,770      84,507      74,398
--------------------------------------------------------------------------------
Total costs and expenses                         699,621     617,616     513,249
--------------------------------------------------------------------------------
Other operating income, net                        2,433         895       5,913
================================================================================
Operating profit:
  North America (United States
    and Canada)                                 $ 34,387      29,159      23,235
  International operations                        22,436      13,579      16,475
--------------------------------------------------------------------------------
Total operating profit                          $ 56,823      42,738      39,710
================================================================================
Depreciation and amortization                   $ 24,293      21,844      20,553
================================================================================
Cash capital expenditures                       $ 32,149      22,415      22,312
================================================================================

Brink's worldwide consolidated revenues totaled $754.0 million in 1996 compared to $659.5 million in 1995, a 14% increase. Brink's 1996 operating profit of $56.8 million represented a 33% increase over the $42.7 million operating profit reported in 1995. Total costs and expenses in 1996 increased by $82.0 million (13%). Other operating income increased $1.5 million to $2.4 million, from $0.9 million in the prior year.

Revenues from North American operations (United States and Canada) increased $39.7 million, or 10%, to $418.9 million in 1996 from $379.2 million in 1995. North American operating profit increased $5.2 million (18%) to $34.4 million in the current year period from $29.2 million in 1995. The operating profit improvement for 1996 primarily resulted from improved armored car operations, which includes ATM servicing and improved currency processing operations.

Revenues from international subsidiaries increased $54.9 million to $335.1 million in 1996 from $280.2 million in 1995. Consolidation of the results of Brink's Colombia, in which Brink's increased its ownership from 47% to 51% in the third quarter of 1995, accounted for approximately $22.0 million of the increase in international revenues. Brink's Brazil revenues also increased $16.9 million from $106.7 million in 1995 to $123.6 million in 1996. Operating profits from international subsidiaries and minority-owned affiliates amounted to $22.4 million in the current year period compared to $13.6 million in the prior year period. The increase in operating profits was primarily due to increases in Brink's international diamond and jewelry operations of $1.2 million, as well as improvements in Brink's Latin American operations, offset, in part, by lower operating results in Europe. European operating profit decreased $2.1 million due to lower operating results in Holland and France, offset partially by improvements in the United Kingdom. The Asia/Pacific region also achieved a modest increase of $0.7 million in operating profit during 1996.

Latin America's increase in operating profit, $9.0 million, includes a $3.1 million benefit from the consolidation of the results of Brink's Colombia (51% owned) as well as improvements in Colombia's operations. Brink's Brazil (100% owned) operating profit also increased $1.6 million from $5.3 million in 1995 to $6.9 million in 1996. Equity in earnings from Brink's Mexican affiliate (20% owned) amounted to $2.9 million compared with a $2.5 million loss recorded in 1995. The Mexican affiliate's results in 1995 were adversely impacted by the devaluation of the local currency, the decline in general economic conditions, high local interest rates and the costs associated with workforce reductions.

As part of its global growth strategy, in early 1997, Brink's increased its ownership positions in its affiliates in Venezuela, Peru and The Netherlands. In Venezuela, Brink's increased its ownership from 15% to 61% in Custodia y Traslado de Valores C.A. ("Custravalca"), the largest armored car company in Venezuela, for a purchase price of approximately $31 million. The remaining 39% is held by a group of local investors including Venezuelan banks. In conjunction with the Custravalca transaction, Brink's also acquired a 31% indirect interest in Brink's Peru S.A., the largest armored car company in Peru increasing its ownership of Brink's Peru to 36%. Brink's has also acquired the remaining interests in Brink's Hong Kong and Brinks-Nedlloyd, the largest armored car company in The Netherlands, increasing Brink's ownership of these companies to 100%. These acquisitions are expected to increase consolidated international revenues and operating profits of Brink's and should be accretive to the earnings of the Brink's Group beginning in 1997.

Brink's 1995 consolidated operating profit of $42.7 million amounted to a $3.0 million (8%) increase over the $39.7 million operating profit recorded in 1994. Revenues increased by $112.4 million to $659.5 million, 21% higher than the 1994 level. Total costs and expenses increased by $104.4 million to $617.6 million, a 20% increase over the prior year. Other operating income of $0.9 million in 1995 represented a $5.0 million decline from the amount reported in 1994, principally reflecting a reduction in equity income from unconsolidated foreign affiliates, primarily Mexico.

Revenues from North American (United States and Canada) operations totaled $379.2 million in 1995, $41.6 million (12%) higher than the 1994 level. North American operating profit amounted to $29.2 million, an increase of $5.9 million (25%) compared to the $23.2 million recorded in 1994. The favorable change in operating profit was largely attributable to improved results generated by the armored car business, which includes ATM servicing, as well as higher earnings from the diamond and jewelry and currency processing businesses, partially offset by a decline in profit from the air courier business.

Revenues from consolidated international subsidiaries increased by $70.8 million (34%) to $280.2 million in 1995, but operating profit from international subsidiaries and affiliates declined by 18%, to $13.6 million, from $16.5 million in the prior year. The increase in revenues principally reflects additional business volume and higher prices in Brazil, the favorable impact from the decline in the value of the U.S. dollar on foreign currency translation and the consolidation of Colombian operations as a result of Brink's acquiring a majority ownership of that company in the third quarter of 1995. The decline in operating profit from international subsidiaries and affiliates principally was due to a $5.3 million deterioration in the reported results of Brink's Mexican affiliate with Brink's share of the company's results amounting to a $2.5 million loss in 1995 compared to a profit of $2.8 million in 1994. The Mexican affiliate's results in 1995 were adversely impacted by the devaluation of the local currency in December 1994, the decline in general economic conditions, high local interest rates and the costs associated with workforce reductions in the business. Operating profit in the Latin America region, which includes Mexico, decreased by $1.4 million in 1995 compared to the prior year, reflecting the decline in Mexican earnings, mostly offset by improved results in Brazil and higher reported earnings from Colombia. Brink's Brazil reported an operating profit of $5.3 million in 1995 compared to an operating profit of $3.2 million in the prior year. The increase in Colombia largely reflects the impact of the consolidation of results subsequent to Brink's acquisition of a majority ownership position in the company. Earnings declined by $2.6 million in the European region, while results in the Asian/Pacific region increased by $0.9 million.

BHS
The following is a table of selected financial data for BHS on a comparative basis:

                                                    Years Ended December 31
(Dollars in thousands)                           1996         1995         1994
================================================================================
Operating revenues                          $ 155,802      128,936      109,947
Operating expenses                             81,324       66,575       59,334
Selling, general and administrative            29,606       22,855       18,181
--------------------------------------------------------------------------------
Total costs and expenses                      110,930       89,430       77,515
--------------------------------------------------------------------------------
Operating profit                            $  44,872       39,506       32,432
================================================================================
Depreciation and amortization               $  30,115       22,408       17,817
================================================================================
Cash capital expenditures                   $  61,522       47,256       34,071
================================================================================
Annualized recurring revenues (a)           $ 128,106      107,707       87,164
================================================================================
Number of subscribers:
   Beginning of period                        378,659      318,029      259,551
   Installations                               98,541       82,643       75,203
   Disconnects, net                           (30,695)     (22,013)     (16,725)
--------------------------------------------------------------------------------
End of period                                 446,505      378,659      318,029
================================================================================

(a) Annualized recurring revenues are calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for monitoring, maintenance and related services.

Revenues for BHS increased by $26.9 million (21%) to $155.8 million in 1996 from $128.9 million in 1995. The increase in revenues was predominantly the result of higher ongoing monitoring and service revenues, caused by an 18% growth of the subscriber base for the year. As a result of such growth, annualized recurring revenues at the end of 1996 grew 19% over the amount in effect at the end of 1995. Total installation revenue in 1996 also grew by 15%, over the amount recorded in 1995, as a result of the increased volume of installations. However, revenue per installation decreased from amounts achieved in 1995 due to the competitive connection fee pricing in the marketplace.

Operating profit of $44.9 million in 1996 represents an increase of $5.4 million (14%) compared to the $39.5 million earned in 1995. The increase in operating profit largely stemmed from the growth in the subscriber base and higher average monitoring and service revenues, somewhat offset by higher depreciation and increased account servicing and administrative expenses, which are also a consequence of the larger subscriber base. In addition, installation and marketing costs incurred and expensed during the year increased by approximately $1 million from the prior year. BHS currently expenses net marketing and selling costs related to obtaining a subscriber. As competitive pressure in the marketplace continues, these costs, which are related to obtaining a subscriber, may increase.

The cash operating margin from recurring revenues in 1996 remained consistent with 1995; however, overall operating margin was negatively impacted by increased depreciation, installation and marketing expenses. As a result, overall operating margin was 29% in 1996 compared to 31% in 1995. Management currently expects 1997 cash margins from recurring revenues to be consistent with 1996 and overall operating margins to range in the mid to upper 20%.

Revenues for BHS increased by $19.0 million (17%) to $128.9 million in 1995 from $109.9 million in 1994. The increase in revenues was primarily from ongoing monitoring and recurring revenues caused by the 19% growth in the subscriber base. As a result of such growth, annualized recurring revenues at the end of 1995 grew 24% over the amount in effect at the end of 1994. The total amount of installation revenue grew slightly over the 1994 amount as revenue from increased installations was mostly offset by a reduction in revenue per installation. Revenue per installation decreased due to the competitive environment in the marketplace.

Operating profit of $39.5 million for 1995 represented an increase of $7.1 million (22%) compared to the $32.4 million earned in 1994. The increase in operating profit stemmed from the 21% growth in average subscribers in 1995, as compared to the prior year, and higher monitoring and recurring revenue, resulting from the growth in the subscriber base, which was only partially offset by increased account servicing and administrative expenses. Installation and marketing costs incurred and expensed during 1995 increased $0.8 million, over the 1994 amount.

At year-end 1996, BHS had approximately 446,500 subscribers, 40% more than the year-end 1994 subscriber base. New subscribers totaled approximately 98,500 in 1996, 82,600 in 1995 and 75,200 in 1994. As a result, BHS's average subscriber base increased by 18% and 21%, as compared with each prior year in 1996 and 1995, respectively.

As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations to more accurately reflect subscriber installation costs included as capitalized installation costs, which added $4.5 million to operating profit in both 1996 and 1995 and $4.1 million in 1994. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel (in the amount of $2.5 million in 1996, $2.7 million in 1995 and $2.6 million in 1994) and costs incurred in maintaining facilities and vehicles dedicated to the installation process (in the amount of $2.0 million in 1996, $1.8 million in 1995 and $1.5 million in 1994). The increase in the amount capitalized, while adding to current period profitability comparisons, defers recognition of expenses over the estimated useful life of the installation. The additional subscriber installation costs which are currently capitalized were expensed in prior years for subscribers in those years. Because capitalized subscriber installation costs for periods prior to January 1, 1992, were not adjusted for the change in accounting principle, installation costs for subscribers in those years will continue to be depreciated based on the lesser amounts capitalized in those periods. Consequently, depreciation of capitalized subscriber installation costs in the current year and until such capitalized costs prior to January 1, 1992, are fully depreciated will be less than if such prior periods' capitalized costs had been adjusted for the change in accounting. However, the Company believes the effect on net income in 1996, 1995 and in 1994 was immaterial. While the amounts of the costs incurred which are capitalized vary based on current market and operating conditions, the types of such costs which are currently capitalized will not change. The change in the amount capitalized has no additional effect on current or future cash flows or liquidity.

Burlington
The following is a table of selected financial data for Burlington on a comparative basis:

(Dollars in thousands - except per                 Years Ended December 31
pound/shipment amounts)                         1996         1995          1994
================================================================================
Operating revenues:
Expedited freight services:
  Domestic U.S.                           $  547,647      528,174       561,286
  International                              713,834      698,624       542,166
--------------------------------------------------------------------------------
Total expedited freight services           1,261,481    1,226,798     1,103,452
Customs clearances                           135,887      115,135        77,586
Ocean and other (a)                          102,950       72,888        34,246
--------------------------------------------------------------------------------
Total operating revenues                   1,500,318    1,414,821     1,215,284

Operating expense                          1,317,423    1,245,721     1,043,895
Selling, general and administrative          119,821      113,210       105,371
--------------------------------------------------------------------------------
Total costs and expenses                   1,437,244    1,358,931     1,149,266
--------------------------------------------------------------------------------
Other operating income, net                    1,530        2,833         3,206
--------------------------------------------------------------------------------
Operating profit:
  Domestic U.S.                               36,143       30,416        45,732
  International                               28,461       28,307        23,492
--------------------------------------------------------------------------------
Total operating profit                    $   64,604       58,723        69,224
================================================================================
Depreciation and amortization             $   23,254       19,856        17,209
================================================================================
Cash capital expenditures                 $   59,238       32,288        23,946
================================================================================
Expedited freight services shipment
  growth rate (b)                                1.3%         6.2%          6.1%
Expedited freight services weight
  growth rate (b):
  Domestic U.S.                                  3.3%        (3.8%)        19.3%
  International                                  3.0%        29.1%         25.3%
  Worldwide                                      3.1%        11.3%         22.1%
Expedited freight services weight
  (million pounds)                           1,433.2      1,390.2       1,248.5
================================================================================
Expedited freight services shipments
  (thousands)                                  5,180        5,112         4,805
================================================================================
Expedited freight services average:
  Yield (revenue per pound)               $    0.880        0.882         0.884
  Revenue per shipment                    $      244          240           229
  Weight per shipment (pounds)                   277          272           259
================================================================================

(a) Primarily international ocean freight.
(b) Compared to the same period in the prior year.

Burlington's operating profit amounted to $64.6 million in 1996, an increase of $5.9 million (10%) from the level achieved in 1995. Worldwide revenues increased by 6% to $1.5 billion from $1.4 billion in 1995. The $85.5 million growth in revenues reflects both an increase in worldwide expedited freight services pounds shipped as well as substantially higher other freight services revenues, which include customs clearances, ocean and other.

The worldwide expedited freight services revenues increase of 3%, from $1,226.8 million in 1995 to $1,261.5 million in 1996 was the result of a corresponding 3% increase in worldwide expedited freight services weight shipped, from 1,390.2 million pounds in 1995 to 1,433.2 million pounds in 1996. The average expedited freight services yield remained essentially unchanged. Other freight services revenues increased 27% from $188.0 million in 1995 to $238.8 million in 1996, due primarily to growth in custom clearance and ocean freight services. Total costs and expenses increased by 6% from $1,358.9 million in 1995 to $1,437.2 million in 1996, reflecting the additional business volume, along with system and facility improvements and expansion.

Domestic expedited freight services revenues during 1996 increased by 4% or $19.5 million to $547.7 million from $528.2 million in the prior year, while other domestic freight services revenues remained essentially unchanged at $6.9 million. Domestic operating profit increased 19% from $30.4 million in 1995 to $36.1 million in 1996. The increase in operating profit reflects higher volume and lower average transportation costs (primarily the benefit of reduced Federal Excise Tax liabilities prior to re-instatement of such tax in August 1996), partially offset by higher fuel costs. In addition, domestic operating margin also benefited from station and general and administrative cost efficiencies. However, the domestic average yield for 1996 remained essentially unchanged as compared to 1995 due to lower average pricing and sales mix for Burlington's overnight service, offset by the initiation of a surcharge on domestic shipments.

International expedited freight services revenues of $713.8 million in 1996 represented a $15.2 million (2%) increase over the $698.6 million reported in 1995. This increase in revenue is due to the 3% growth in expedited freight services weight shipped, offset partially by a slightly lower average yield. In addition, international non-expedited freight services revenues increased $50.8 million (28%) from $181.1 million in 1995 to $231.9 million in 1996. This increase in revenue is primarily due to an increase in custom clearance and a continued expansion of ocean freight services. International operating profit amounted to $28.5 million in 1996, essentially unchanged as compared to the $28.3 million recorded in 1995. Operating profit in 1996, primarily reflects improved operating margins in US exports and ocean freight services. However, these improvements were offset, in large part, by added costs related to the expansion of ocean and logistics operations and further investments to strengthen Burlington's worldwide network including quality improvements in global systems, facilities and acquisitions.

Burlington recently created a new business unit, BAX Global Logistics, (also trading as Logistics Advantage('tm')) to provide customers with cost-effective logistics solutions and, in 1996, it enhanced its information technology capability, thus enabling the development of a broader range of sophisticated business solutions. BAX Global Logistics operates from several warehouse locations worldwide. In addition, six Burlington operations earned ISO 9002 certificates in 1996, bringing the total number of certified facilities to 144, spanning 16 countries. Burlington has recently embarked on a program to enhance the quality of its service and improve efficiencies. While the full benefits cannot now be predicted with confidence, management believes significant cost reductions and operating improvements can be made with initial impacts likely to be felt in the second quarter of 1997.

Burlington's operating profit amounted to $58.7 million in 1995, a decline of $10.5 million (15%) from the level achieved in 1994, as the 1994 results benefited from significant additional domestic freight as a result of a nationwide trucking strike, which added an estimated $8 million to operating profit. Worldwide revenues increased by 16% to $1.4 billion from $1.2 billion in 1994. The $199.5 million growth in revenues principally reflects a 11% increase in worldwide expedited freight services pounds shipped as well as substantially higher non-expedited freight services revenues.

During 1995, worldwide expedited freight services revenues increased 11% as a result of higher volumes with average yields essentially unchanged. Worldwide expedited freight services weight shipped increased by 11%, from 1,248.5 million pounds in 1994 to 1,390.2 million pounds in 1995. Total costs and expenses increased by 18% over the 1994 level reflecting additional business volume and the acquisition of additional foreign subsidiaries.

Domestic expedited freight services revenues for 1995 decreased by 6% to $528.2 million from $561.3 million in the prior year. Domestic operating profit also declined from $45.7 million in 1994 to $30.4 million in 1995. Operating profit declined by 33% reflecting a 2% decrease in the average yield, 4% lower volume and modestly higher average transportation costs, partially offset by lower administrative costs. The volume decline reflected the impact of the trucking strike in the second quarter of 1994, which served to substantially increase weight shipped in that period.

International expedited freight services revenues in 1995 of $698.6 million represented a $156.5 million (29%) increase over the $542.2 million reported in 1994. International operating profit amounted to $28.3 million in 1995, 20% higher than the 1994 level, principally due to a 25% favorable change in expedited freight services weight shipped, partially offset by higher transportation costs. The increase in volume is mainly attributed to the growth in the world-wide flow of international expedited freight services and the expansion of company-owned operations.

Revenues from other activities during 1995 increased 68% or $76.2 million to $188.0 million, due to an increase in custom clearance and a continued expansion of ocean freight services.

Other operating income decreased $1.3 million to $1.5 million in 1996 from $2.8 million in 1995 and decreased $0.4 million in 1995 from $3.2 million in 1994. Other operating income principally includes foreign exchange transaction gains and losses. The changes in other operating income for the comparable periods are due to fluctuations in such gains and losses.

Coal Operations
The following is a table of selected financial data for Coal Operations on a comparative basis:

                                                        Years Ended December 31
(In thousands)                                      1996        1995       1994
================================================================================
Net sales                                      $ 677,393     706,251    779,504
Cost of sales                                    693,505     683,621    760,966
Selling, general and administrative               24,261      22,415     26,294
Restructuring and other (credits) charges,
  including litigation accrual                   (47,299)       --       90,806
--------------------------------------------------------------------------------
Total costs and expenses                         670,467     706,036    878,066
--------------------------------------------------------------------------------
Other operating income, net                       13,108      22,916     15,111
--------------------------------------------------------------------------------
Operating profit (loss)                        $  20,034      23,131    (83,451)
================================================================================
Coal sales (tons):
  Metallurgical                                    8,124       8,607      9,884
  Utility and industrial                          14,847      15,789     18,198
--------------------------------------------------------------------------------
Total coal sales                                  22,971      24,396     28,082
================================================================================
Production/purchased (tons):
  Deep                                             3,930       3,982      4,857
  Surface                                         11,151      12,934     15,107
  Contract                                         1,621       1,941      2,364
--------------------------------------------------------------------------------
                                                  16,702      18,857     22,328
Purchased                                          5,762       6,047      5,826
--------------------------------------------------------------------------------
Total                                             22,464      24,904     28,154
================================================================================

Coal Operations had an operating profit of $20.0 million in 1996 compared to an operating profit of $23.1 million in 1995. Operating profit for 1996 included a benefit of $35.7 million from the settlement of the Evergreen case at an amount lower than previously accrued in 1993 and a benefit from excess restructuring liabilities of $11.7 million. These benefits were offset, in part, by a $29.9 million charge related to the adoption of a new accounting standard regarding the impairment of long-lived assets. The charge is included in cost of sales ($26.3 million) and selling, general and administrative expenses ($3.6 million). All three of these items are discussed in greater detail below. Operating profit in 1996 was also impacted by a decrease in other operating income of $9.8 million, primarily due to decreases in gains from the sale of coal assets which generated $11.9 million in 1995.

Coal Operations' operating profit amounted to $23.1 million in 1995, compared to the $83.5 million operating loss recorded in 1994. The operating loss in 1994 included $90.8 million of charges for asset writedowns and accruals for costs related to facility shutdowns. Excluding the charges for asset writedowns and accruals from the 1994 results, operating profit from Coal Operations increased by $15.8 million in 1995.

Coal Operations' operating profit, excluding restructuring (credits) charges, the effects of the Evergreen Settlement and the adoption of SFAS No. 121, is analyzed as follows:

                                                         Years Ended December 31
(In thousands)                                        1996       1995       1994
================================================================================
Net coal sales (a)                                $670,121    702,864    777,758
Current production cost of coal sold (a)           634,754    648,383    723,967
--------------------------------------------------------------------------------
Coal margin                                         35,367     54,481     53,791
Non-coal margin                                      2,177        749        324
Other operating income, net                         13,108     22,916     15,111
--------------------------------------------------------------------------------
Margin and other income                             50,652     78,146     69,226
--------------------------------------------------------------------------------
Other costs and expenses:
  Idle equipment and closed mines                    1,044      9,980      4,854
  Inactive employee cost                            26,300     22,620     30,723
  Selling, general and administrative               20,625     22,415     26,294
--------------------------------------------------------------------------------
Total other costs and expenses                      47,969     55,015     61,871
--------------------------------------------------------------------------------
Operating profit (before restructuring
  and other (credits) charges) (b)                $  2,683     23,131      7,355
================================================================================
Coal margin per ton:
  Realization                                     $  29.17      28.81      27.70
  Current production costs                           27.63      26.58      25.78
--------------------------------------------------------------------------------
Coal margin                                       $   1.54       2.23       1.92
================================================================================

(a) Excludes non-coal components.

(b) Restructuring and other (credits) charges in 1996 consist of an impairment loss related to the adoption of SFAS No. 121 of $29,948 ($26,312 in cost of sales and $3,636 in selling, general and administrative expenses), a gain from the settlement of the Evergreen case of $35,650 at an amount lower than previously accrued and a benefit from excess restructuring liabilities of $11,649. Both the gain from the Evergreen case and the benefit from excess restructuring liabilities are included in Coal Operations' operating profit as "Restructuring and other (credits) charges, including litigation accrual". Restructuring and other (credits) charges in 1994 consist of $90,806 in restructuring charges.

Sales volume of 23.0 million tons in 1996 was 1.4 million tons less than the
24.4 million tons sold in 1995. Metallurgical coal sales decreased by 0.5 million tons (6%) in 1996 to 8.1 million tons compared to the prior year period. Steam coal sales decreased by 0.9 million tons (6%) in 1996 to 14.9 million tons compared to the prior year period. Steam coal sales represented 65% of the total sales volume for both 1996 and 1995.

Total coal margin of $35.4 million for 1996 represented a decrease of $19.1 million (35%) from the 1995 coal margin of $54.5 million. The decline in coal margin primarily reflects a $1.05 per ton (4%) increase in the current production cost of coal sold which was partially offset by a $0.36 per ton (1%) increase in realization. Coal margin was also negatively impacted by a decrease in 1996 in tons of coal sold from 24.4 million to 23.0 million. The increase in average realization per ton was mainly due to export metallurgical coal pricing. For the contract year that began April 1, 1996, export metallurgical coal prices only increased slightly over those in effect at April 1, 1995, which were significantly improved over the April 1, 1994 prices. As a result, the export metallurgical realization for 1996 as compared to 1995 benefited from higher first quarter realization (1995 contract prices versus 1994 contract prices) and from additional export tonnage shipped. Domestic steam coal pricing, mostly priced according to long-term contracts, improved modestly as contract escalations were mostly offset by lower priced spot sales. Coal Operations is currently in negotiations with a majority of its metallurgical customers for the contract year which begins on April 1, 1997. Expectations are that metallurgical prices will not vary significantly from the current 1996 contract year pricing levels.

The increase in the current production cost per ton of coal sold for 1996 is due to higher company surface mine and purchased coal costs which were only partially offset by lower company deep mine and contract coal costs as well as a state tax credit for coal produced in Virginia. Current production costs in 1996 were also negatively impacted by higher fuel prices and increases in employee benefits and reclamation and environmental costs. Production for 1996 totaled
16.7 million tons, a decrease of 11% from 1995, principally reflecting reductions in production due to mine sales and closures in 1995. Surface mine production accounted for 67% and 69% of the total production volume in 1996 and 1995, respectively. Productivity of 37.6 tons per man day represents a slight increase from 1995.

Beginning in 1996, the amount of coal produced in Virginia generates tax credits under the Commonwealth of Virginia's newly enacted law, the "Coalfield Employment Enhancement Tax Credit." This law, which is effective from January 1, 1996 through December 31, 2001, provides Virginia coal producers with a refundable credit against taxes imposed by the Commonwealth for coal produced in Virginia. Coal Operations generated approximately $3 million in credits in 1996 to be realized in future years.

Non-coal margin for 1996 increased by $1.4 million from 1995, reflecting higher gas prices. Other operating income, including sales of properties and equipment and third party royalties, amounted to $13.0 million in 1996, $9.8 million less than 1995. The higher level of income recorded in 1995 reflects gains of $11.9 million from the sale of coal assets.

Idle equipment and closed mine costs decreased by $8.9 million in 1996. Idle equipment expenses were reduced from the prior period level as a result of Coal Operations' improved equipment management program. Additionally, costs for 1995 were adversely impacted by the idling of two surface mines. Inactive employee costs, which primarily represent long-term employee liabilities for pension and retiree medical cost, increased by $3.8 million to $26.3 million in 1996. The unfavorable variance is due to the use of lower long-term interest rates to calculate the present value of the long-term liabilities in 1996. In addition, inactive employee costs in 1995 include a benefit of $2.5 million from a favorable litigation decision.

Selling, general and administrative expenses continued to decline in 1996 as a result of cost control efforts implemented in 1995. These costs decreased $2.0 million (or 9%) in 1996 over the 1995 year.

Total coal margin of $54.5 million for 1995 increased by $0.7 million (1%) from 1994, as a $1.11 per ton increase in realization was only partially offset by an $0.80 per ton increase in production costs on a lower production volume.

Sales volume of 24.4 million tons in 1995 was 3.7 million tons less than the
28.1 million tons sold in 1994. Steam coal sales decreased by 2.4 million tons to 15.8 million tons and metallurgical coal sales declined by 1.3 million tons to 8.6 million tons compared to the prior year. Steam coal sales represented 65% of total volume in 1995, as in 1994.

Coal margin per ton increased to $2.23 in 1995 from $1.92 for 1994 caused by a $1.11 (4%) per ton increase in realization partially offset by a $0.80 (3%) per ton increase in current production costs. The average realization increase was largely due to an increase in metallurgical coal pricing. Export metallurgical coal prices increased substantially in the coal contract year which began on April 1, 1995, compared to the prior year level, with realizations generally increasing by $4.00 to $5.50 per metric ton, depending upon coal quality. Domestic steam coal markets were depressed in 1995, with spot pricing at exceptionally low levels. However, the majority of Coal Operations' steam coal sales were, in 1995, and continue to be sold under long-term contracts.

The current production cost of coal sold in 1995 increased over the 1994 level largely stemming from higher mining costs and an increase in the cost of purchased coal. Production in 1995 totaled 18.9 million tons, a 16% decrease compared to the 22.3 million tons produced in 1994, principally reflecting the scheduled reduction in underground mine production during 1994 and early 1995, and the idling of surface steam coal mines. Production costs in 1995 benefited from a reduction in property taxes associated with certain properties. The property tax reduction was approximately $2.5 million in 1995. Surface production accounted for 69% and 68% of total production volume in 1995 and 1994, respectively. Productivity of 37 tons per man day represented a 5% increase over the 1994 level.

Other operating income, primarily reflecting sales of properties and equipment and third party royalties, amounted to $22.9 million in 1995, $7.8 million higher than in 1994. The favorable change in 1995 primarily reflects additional income from property dispositions.

Idle equipment and closed mine costs increased by $5.1 million in 1995, primarily reflecting higher idle equipment costs due to the idling of two surface mines in 1995. Inactive employee costs, which primarily represent long-term employee liabilities for pension and retiree medical costs, were reduced by $8.1 million to $22.6 million in 1995. The reduction primarily reflects the use of higher long-term interest rates used to calculate the present value of the long-term liabilities at the beginning of 1995 compared to those used in 1994. In addition, reduced costs reflected the continued decline in black lung claims and a $2.5 million benefit recorded from a favorable litigation decision which reduced previously accrued employee benefits.

Selling, general and administrative expenses in 1995 declined by $3.9 million compared to the 1994 level. Expenses were reduced as a result of cost control efforts, as well as the benefit from the full year impact of the consolidation of administrative functions subsequent to the acquisition in early 1994 of substantially all the coal mining operations and coal sales contracts of Addington Resources, Inc. ("Addington").

The market for metallurgical coal, for much of the past fifteen years, has been characterized by weak demand from primary steel producers and intense competition from foreign coal producers, especially those in Australia and Canada. Metallurgical coal sales contracts are typically subject to annual price negotiations, which increase the risk of market forces. As a result of these conditions in the metallurgical coal markets, Coal Operations decreased its exposure to this business by selecting to participate only in those higher-margin metallurgical markets which generate acceptable profitability. Simultaneously with that business decision, management conducted a review of the economic viability of its metallurgical coal assets in early 1994 and determined that four underground mines were no longer economically viable and should be closed, resulting in significant economic impairment to three related preparation plants. In addition, it was determined that one surface steam coal mine, the Heartland mine, which provided coal to Alabama Power under a long-term sales agreement, would be closed due to rising costs caused by unfavorable geological conditions.

As a result of these decisions, Coal Operations incurred pretax charges of $90.8 million ($58.1 million after-tax) in the first quarter of 1994, which included a reduction in the carrying value of these assets and related accruals for mine closure costs. These charges included asset writedowns of $46.5 million which reduced the book carrying value of such assets to what management believes to be their net realizable value based on either estimated sales or leasing of such property to unrelated third parties. In addition, the charges included $3.8 million for required lease payments owed to lessors for machinery and equipment that would be idled as a result of the mine and facility closures. The charges also included $19.3 million for mine and plant closure costs which represented estimates of reclamation and other environmental costs to be incurred to bring the properties in compliance with federal and state mining and environmental laws. This charge was required due to the premature closing of the mines. The charge also included $21.2 million in contractually or statutorily required employee severance and other benefit costs associated with terminated and inactive employees, at these facilities.

Of the four underground mines included in the asset writedown, two ceased coal production in 1994 and one ceased coal production in 1996. Also, in 1994, Coal Operations reached agreement with Alabama Power Company to transfer the coal sales contract serviced by the Heartland mine to another location in West Virginia. The Heartland mine ceased coal production during 1994 and final reclamation and environmental work is complete. By early 1995, two of the three related preparation plants had also closed. At the beginning of 1994 there were approximately 750 employees involved in operations and other administrative support at the facilities included in the 1994 charge. Employment at these facilities was reduced by 52% to approximately 360 employees at December 31, 1994; by 81% to approximately 140 employees at December 31, 1995; and by 87% to approximately 100 employees at December 31, 1996.

The initiation in 1996 of the previously discussed Virginia tax credit, along with favorable labor negotiations and improved metallurgical contract pricing over 1994, led management to open three new underground coal mines in southwest Virginia during late 1996 and to reactivate one coal preparation and loading facility. When in full operation in 1997, these mines will annually produce approximately 1 million tons of premium grade metallurgical coal. Based on current reserve estimates, the mines will have an anticipated operating life of six to eight years. In addition, management decided to continue operating the last of the four underground mines and one related coal preparation and loading facility included in the 1994 charge.

As a result of these decisions and favorable workers' compensation claim development for closed mines, a portion of the restructuring reserve established in 1994 was no longer required. Accordingly, Coal Operations reversed $11.7 million ($7.6 million after-tax) of its restructuring reserve during the year. This amount includes $4.8 million related to estimated mine and plant closure costs, primarily reclamation, and $6.9 million in employee severance and other benefit costs.

Although coal production has ceased at the mines remaining in the accrual, Coal Operations will incur reclamation and environmental costs for several years to bring these properties into compliance with federal and state environmental laws. In addition, employee termination and medical costs will continue to be incurred for several years after the facilities have been closed. The significant portion of these employee liabilities is for statutorily provided workers' compensation costs for inactive employees. Such benefits include indemnity and medical costs as required under state workers' compensation laws. The long payment periods are based on continued, and, in some cases, lifetime indemnity and medical payments to injured former employees and their surviving spouses. Management believes that the reserve, as adjusted, at December 31, 1996, should be sufficient to provide for these future costs. Management does not anticipate material additional future charges to operating earnings for these facilities, although continual cash funding will be required over the next several years.

The following table analyzes the changes in liabilities during the last three years for facility closure costs recorded as restructuring and other charges:

                                                             Employee
                                                   Mine  Termination,
                                      Leased        and       Medical
                                   Machinery      Plant           and
                                         and    Closure     Severance
(In thousands)                     Equipment      Costs         Costs      Total
================================================================================
Balance January 1, 1994               $3,092     28,434        34,217     65,743
Additions                              3,836     19,290        21,193     44,319
Payments (a)                           3,141      9,468        12,038     24,647
--------------------------------------------------------------------------------
Balance December 31, 1994              3,787     38,256        43,372     85,415
Payments (b)                           1,993      7,765         7,295     17,053
Other reductions (c)                     576      1,508          --        2,084
--------------------------------------------------------------------------------
Balance December 31, 1995              1,218     28,983        36,077     66,278
Reversals                               --        4,778         6,871     11,649
Payments (d)                             842      5,499         3,921     10,262
Other reductions (c)                    --        6,267          --        6,267
--------------------------------------------------------------------------------
Balance December 31, 1996             $  376     12,439        25,285     38,100
================================================================================

(a) Of the total payments made, in 1994, $8,672 was for liabilities recorded in years prior to 1993, $5,822 was for liabilities recorded in 1993 and $10,153 was for liabilities recorded in 1994.

(b) Of the total payments made in 1995, $6,424 was for liabilities recorded in years prior to 1993, $2,486 was for liabilities recorded in 1993 and $8,143 was for liabilities recorded in 1994.

(c) These amounts represent the assumption of liabilities by third parties as a result of sales transactions.

(d) Of the total payments made in 1996, $5,119 was for liabilities recorded in years prior to 1993, $485 was for liabilities recorded in 1993, $4,658 was for liabilities recorded in 1994.

During the next 12 months, expected cash funding of these charges will be approximately $6 million to $10 million. Management estimates that the remaining liability for leased machinery and equipment will be fully paid over the next year. The liability for mine and plant closure costs is expected to be satisfied over the next ten years, of which approximately 49% is expected to be paid over the next two years. The liability for employee related costs, which is primarily workers' compensation, is estimated to be 44% settled over the next four years with the balance paid during the following five to ten years.

In October 1992, the Coal Industry Retiree Health Benefit Act of 1992 (the "Health Benefit Act") was enacted as part of the Energy Policy Act of 1992. The Health Benefit Act established rules for the payment of future health care benefits for thousands of retired union mine workers and their dependents. The Health Benefit Act established a trust fund to which "signatory operators" and "related persons", including the Company and certain of its subsidiaries (the "Pittston Companies"), are jointly and severally liable for annual premiums for assigned beneficiaries, together with a pro rata share for certain beneficiaries who never worked for such employers ("unassigned beneficiaries"), in amounts determined on the basis set forth in the Health Benefit Act. For 1996, 1995 and 1994, these amounts, on a pretax basis, were approximately $10.4 million, $10.8 million, and $11.0 million, respectively. The Company believes that the annual cash funding under the Health Benefit Act for the Pittston Companies' assigned beneficiaries will continue at approximately $10.0 million per year for the next several years and should begin to decline thereafter as the number of such assigned beneficiaries decreases.

Based on the number of beneficiaries actually assigned by the Social Security Administration, the Company estimates the aggregate pretax liability relating to the Pittston Companies' assigned beneficiaries remaining at December 31, 1996 at approximately $210 million, which when discounted at 8% provides a present value estimate of approximately $90 million.

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

In February 1990, Coal Operations and the UMWA entered into a collective bargaining agreement that resolved a labor dispute and related strike of Coal Operations by UMWA-represented employees that began on April 5, 1989. As part of the agreement, the Coal Operations agreed to make a $10.0 million lump sum payment to the 1950 Benefit Trust Fund and to renew participation in the 1974 Pension and Benefit Trust Funds at specified contribution rates. These aspects of the agreement were subject to formal approval by the trustees of the funds. The trustees did not accept the terms of the agreement and, therefore, payments were made to escrow accounts for the benefit of union employees. Under the new 1994 Agreement, the Coal Operations agreed to continue participation in the 1974 Pension Plan at specified contribution rates, again subject to trustee approval.

In 1988, the trustees of the above-mentioned pension and benefit trust funds (the "Trust Funds") established under collective bargaining agreements with the UMWA brought an action (the "Evergreen Case") against the Company and a number of its coal subsidiaries in the United States District Court for the District of Columbia, claiming that the defendants are obligated to contribute to such Trust Funds in accordance with the provisions of the 1988 and subsequent National Bituminous Coal Wage Agreements, to which neither the Company nor any of its subsidiaries is a signatory. In 1993, the Company recognized in its financial statements the potential liability that might have resulted from an ultimate adverse judgment in the Evergreen Case.

In late March 1996, a settlement was reached in the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows: approximately $25.8 million upon dismissal of the Evergreen Case and the remainder of $24.0 million in installments of $7.0 million in 1996 and $8.5 million in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Company. The second payment of $7.0 million was paid in August 1996, and was funded through cash provided by operating activities. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan.

As a result of the settlement of the Evergreen Case at an amount lower than those previously accrued, the Company recorded a benefit of approximately $35.7 million ($23.2 million after-tax) in the first quarter of 1996 in its financial statements.

In 1996, the Minerals Group adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires companies to review assets for impairment whenever circumstances indicate that the carrying amount for an asset may not be recoverable. SFAS No. 121 resulted in a pre-tax charge to earnings for Coal Operations of $29.9 million ($19.5 million after-tax), of which $26.3 million was included in cost of sales and $3.6 million was included in selling, general and administrative expenses. Assets for which the impairment loss was recognized consisted of property, plant and equipment, advanced royalties and goodwill. These assets primarily related to mines scheduled for closure in the near term and idled facilities and related equipment.

Mineral Ventures
The following is a table of selected financial data for Mineral Ventures on a comparative basis:

(Dollars in thousands, except                           Years Ended December 31
per ounce data)                                    1996        1995        1994
================================================================================
Stawell Gold Mine
  Gold sales                                   $ 19,071      16,449      15,360
  Other revenue                                      49         151         134
--------------------------------------------------------------------------------
Net sales                                        19,120      16,600      15,494
Cost of sales                                    13,898      12,554      10,620
Selling, general and administrative               1,124       1,025       1,122
--------------------------------------------------------------------------------
Total costs and expenses                         15,022      13,579      11,742
--------------------------------------------------------------------------------
Operating profit-Stawell Gold Mine                4,098       3,021       3,752
Other operating expense, net                     (2,479)     (2,814)     (2,618)
--------------------------------------------------------------------------------
Operating profit                               $  1,619         207       1,134
================================================================================
Stawell Gold Mine:
  Mineral Ventures' 50% direct share:
   Ounces sold                                   45,957      40,302      38,626
   Ounces produced                               45,443      40,606      38,986
  Average per ounce sold (US$):
   Realization                                 $    415         408         398
   Cash cost                                        287         297         273
================================================================================

The operating profit of Mineral Ventures, primarily a 67% direct and indirect interest in the Stawell gold mine ("Stawell") in western Victoria, Australia, amounted to $1.6 million in 1996 an increase of $1.4 million from the 1995 level. Mineral Ventures' 50% direct interest in operating profit provided $1.1 million of the increase and reflects the benefits of an additional 5.7 thousand ounces sold (14% increase), a $10 per ounce decrease in the cost of gold sold and a $7 per ounce increase in the selling price of gold. Stawell's cost of gold in 1996 was negatively impacted by four lost time accidents, but still improved over 1995's cost which was high due to adverse geological conditions at the mine. Other operating expense, net, which includes equity earnings from joint ventures and gold exploration costs, decreased by $0.3 million , primarily due to Stawell's improved performance, and accounted for the improvement in other operating expense. Gold exploration costs, essentially unchanged from 1995, are being incurred by Minerals Ventures in Nevada and Australia with its joint venture partner.

Mineral Ventures earned an operating profit of $0.2 million in 1995, a decrease of $0.9 million from the level reported in 1994. The unfavorable change reflects lower profits from Stawell, which experienced adverse geological conditions in 1995 that led to the production of lower ore grade and higher production costs and an increase in exploration costs.

At December 31, 1996, remaining recoverable proven and probable gold reserves at the Stawell mine were estimated at 531,000 ounces. The joint venture also has exploration rights in the highly prospective district around the mine.

In addition, Mineral Ventures has a 17% indirect interest in the Silver Swan base metals property in Western Australia. During the second quarter of 1996, it was formally announced that this nickel deposit will be developed as an underground mine with production expected to commence in mid-1997. As of December 31, 1996, the main production decline has reached 1,257 meters and the surface facilities were 60% complete.

Foreign Operations
A portion of the Company's financial results is derived from activities in several foreign countries, each with a local currency other than the U.S. dollar. Because the financial results of the Company are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The Company's international activity is not concentrated in any single currency, which limits the risks of foreign currency rate fluctuation. In addition, these rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The Company routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Company uses foreign currency exchange forward contracts to hedge the risks associated with such transactions. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. In addition, cumulative translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. Subsidiaries in Brazil operate in such highly inflationary economies as does Brink's subsidiary in Venezuela, where Brink's increased its ownership interest from 15% to 61% in January 1997. Additionally, current conditions in Mexico, where the Brink's Group has an affiliate (20% owned), have resulted in that economy being considered highly inflationary as of January 1, 1997.

The Company is subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, controls on repatriation of earnings and capital, nationalization, political instability, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Company cannot be predicted.

Corporate Expenses
In 1996, general corporate expenses totaled $21.4 million compared with $16.8 million in the prior year. This increase was impacted by the costs associated with the relocation of the Company's corporate headquarters to Richmond, Virginia, which approximated $2.9 million.

Other Operating Income
Other operating income for 1996 decreased $9.1 million to $17.4 million from $26.5 million in the prior year. Other operating income increased $2.1 million in 1995 from the $24.4 million recorded in 1994. Other operating income principally includes the Company's share of net income of unconsolidated foreign affiliates, primarily Brink's equity affiliates, royalty income from Coal Operations and gains and losses from sales of coal assets. The lower level of other operating income in 1996 was due primarily to decreases in the sale of Coal assets which generated $11.9 million of gains in 1995 combined with an approximate $1 million reduction in foreign currency exchange gains. These decreases were partially offset by increases in both royalty income and equity income of Brink's unconsolidated affiliates. In 1995, a $5.9 million decrease in equity in earnings of unconsolidated affiliates was more than offset by increases in gains on the disposition of Coal assets as compared to 1994. Equity earnings of foreign affiliates totaled $2.1 million, $0.2 million and $6.3 million in 1996, 1995 and 1994, respectively.

Interest Income
Interest income increased slightly, $0.1 million, from $3.4 million in 1995 to $3.5 million in 1996. During 1995, interest income increased $0.9 million from $2.5 million in 1994.

Interest Expense
Interest expense totaled $14.1 million in 1996 compared with $14.3 million in 1995 and $11.5 million in 1994. Although total debt increased slightly in 1996, interest expense remained essentially unchanged as compared to 1995 due to a lower average rate of interest charged during the year. The increase in 1995 interest expense over 1994 was due to higher interest rates on higher average debt balances which reflected the full year impact of the Addington acquisition. Interest expense in 1994 was impacted for part of the year by higher average borrowings resulting from the Addington acquisition, partially offset by a decrease resulting from the Company's redemption of its 9.2% Convertible Subordinated Debentures in April 1994.

Other Income (Expense), Net
Other net expense for 1996 increased $2.9 million to $9.2 million from $6.3 million in 1995. Other net expense in 1995 increased by $0.7 million from $5.6 million in 1994. The higher level of other net operating expense in 1996 was due primarily to an increase in minority interest expense for Brink's consolidated affiliates, offset in part by lower foreign translation losses. In 1994, the Company recognized $1.2 million of expenses related to the redemption of its 9.2% Convertible Subordinated Debentures.

Income Taxes
In 1996, 1995 and 1994, the provision for income taxes was less than the statutory federal income tax rate of 35% due to the tax benefits of percentage depletion and lower taxes on foreign income. In addition, 1994 benefited from a reduction in the valuation allowance on deferred tax assets. These benefits were partially offset by state income taxes and goodwill amortization. In addition, the 1996 and 1995 provision was impacted by an increase in the valuation allowance for deferred tax assets.

Based on the Company's historical and expected taxable earnings, management believes it is more likely than not that the Company will realize the benefit of the existing deferred tax asset at December 31, 1996.

FINANCIAL CONDITION

Cash Provided By Operating Activities
Cash provided by operating activities during 1996 totaled $196.7 million compared with $156.5 million in 1995. Net income, noncash charges and changes in operating assets and liabilities in 1996 were significantly affected by three items: a benefit from the settlement of the Evergreen case at an amount less than originally accrued, a charge related to the adoption of SFAS 121, and a benefit from the reversal of excess restructuring liabilities. These items had no effect on cash generated by operations except that the second Evergreen Case settlement payment of $7.0 million was paid from operating cash in the third quarter of 1996. The initial payment of $25.8 million related to the Evergreen case settlement was entirely funded by an escrow account previously established by the Company. The amount previously escrowed and accrued was included in "Short-term investments" and "Accrued liabilities" on the Company's balance sheet. As discussed under Coal Operations, funding requirements for restructuring charges are expected to be approximately $6 to $10 million during the next twelve months.

Capital Expenditures
Cash capital expenditures for 1996 totaled $180.7 million, and an additional $30.6 million in expenditures were funded by operating and capital leases. Of the amount of cash capital expenditures, $61.5 million (34%) was spent by BHS, $59.2 million (33%) was spent by Burlington, $32.2 million (18%) was spent by Brink's, $19.1 million (11%) was spent by Coal Operations and $2.7 million (1%) was spent by Mineral Ventures. In addition, Company corporate expenditures totaled $6.0 million (3%). Corporate expenditures primarily related to the purchase of the Company's new corporate headquarters. Expenditures incurred by BHS in 1996 were primarily for customer installations, reflecting the expansion of the subscriber base. Capital expenditures made by Brink's, Mineral Ventures and Coal Operations in 1996 were primarily for replacement and maintenance of current ongoing business operations. Burlington expanded its global network systems, purchased three aircraft which were previously held under long-term operating leases and added new facilities.

Cash capital expenditures totaled $124.5 million in 1995. An additional $27.3 million of expenditures were made through capital and operating leases. Of the amount of cash capital expenditures, $47.3 million (38%) was spent by BHS, $32.3 million (26%) was spent by Burlington, $22.4 million (18%) was spent by Brink's, $19.8 million (16%) was spent by Coal Operations and $2.3 million (2%) was spent by Mineral Ventures.

Gross capital expenditures in 1997 are currently expected to approximate $283 million, of which $77 million is expected to be financed through leases. The 1997 estimated expenditures are approximately $70 million higher than the 1996 level of gross expenditures. The increase is expected to result largely from expenditures at Burlington, supporting new facilities and implementation of new information systems, expenditures at BHS resulting from continued expansion of the subscriber base and at Brink's for expansion of new products.

Other Investing Activities
All other investing activities in 1996 required net cash of $11.0 million, which primarily related to aircraft heavy maintenance outlays of $23.4 million and acquisitions of $4.1 million, partially offset by proceeds from the disposal of property, plant and equipment of $11.3 million. All other investing activities in 1995 used net cash of $2.0 million. The Company's Burlington Group anticipates spending approximately $24.0 million on aircraft heavy maintenance in 1997.

Financing
The Company intends to fund capital expenditures through cash flow from operating activities or through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or short-term borrowing arrangements.

The Company has a $350.0 million revolving credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million. During the second quarter of 1996, the maturity date of both the term loan and revolving credit portion of the Facility was extended to May 31, 2001. Interest on borrowings under the Facility is payable at rates based on prime, certificate of deposit, Eurodollar or money market rates. At December 31, 1996, borrowings of $100.0 million were outstanding under the term loan portion of the Facility and $23.2 million of additional borrowings were outstanding under the remainder of the Facility.

The 4% debentures, due July 1, 1997, are expected to be repaid from borrowings under the Facility.

Under the terms of some of its debt instruments, the Company has agreed to various restrictions relating to the payment of dividends, the repurchase of capital stock, the maintenance of consolidated net worth and the amount of additional debt which may be incurred. Allowable restricted payments for dividends and stock repurchases aggregated $255.8 million at December 31, 1996. Under the terms of the Facility, the Company has agreed to maintain at least $400.0 million of Consolidated Net Worth, as defined, and can incur additional indebtedness of approximately $560 million.

Debt
Outstanding debt, including borrowings under revolving credit agreements, aggregated $196.0 million at December 31, 1996, up from $177.6 million at year-end 1995. The $18.4 million increase in debt reflects the inclusion of acquired debt as well as funding requirements for activities including capital expenditures, heavy aircraft maintenance, dividend payments and the repurchases of stock.

Off-balance Sheet Instruments
The Company enters into various off-balance sheet financial instruments, as discussed below, to hedge foreign currency and other market exposures. The risk that counterparties to such instruments may be unable to perform is minimized by limiting the counterparties to major financial institutions. The Company does not expect any losses due to such counterparty default.

Foreign currency forward contracts--The Company enters into foreign currency forward contracts with a duration of up to 360 days as a hedge against liabilities denominated in various currencies. These contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the liabilities being hedged. At December 31, 1996, the total notional value of foreign currency forward contracts outstanding was $1.1 million. As of such date, the fair value of foreign currency forward contracts was not significant.

Gold contracts--In order to protect itself against downward movements in gold prices, the Company hedges a portion of its recoverable proven and probable reserves primarily through forward sales contracts. At December 31, 1996, 37,808 ounces of gold, representing approximately 14% of the Company's recoverable proven and probable reserves, were sold forward under forward sales contracts that mature periodically through early-1998. Because only a portion of its future production is currently sold forward, the Company can take advantage of increases, if any, in the spot price of gold. At December 31, 1996, the fair value of the Company's forward sales contracts amounted to $3.2 million.

Fuel contracts--The Company has hedged a portion of its jet fuel requirements through several commodity option transactions that are intended to protect against significant increases in jet fuel prices. At December 31, 1996, these transactions aggregated 18.0 million gallons and are applicable throughout the first half of 1997. The fair value of these fuel hedge transactions may fluctuate over the course of the contract period due to changes in the supply and demand for oil and refined products. Thus, the economic gain or loss, if any, upon settlement of the contracts may differ from the fair value of the contracts at an interim date. At December 31, 1996, the fair value of these contracts was not significant.

Interest rate contracts--In connection with the aircraft leasing transactions by Burlington, the Company has entered into an interest rate swap agreement. This variable to fixed interest rate swap agreement has a notional value of $30 million and fixes the Company's interest rate at 7.05% until January 2, 1998. Given the decline in the base variable rate subsequent to when the agreement was entered into, the cost to the Company to terminate the agreement would have been $0.6 million on December 31, 1996.

In 1994, the Company entered into a standard three year variable to fixed interest rate swap on a portion of the Company's U.S. dollar term loan. This agreement fixed the Company's interest rate at 5% on initial borrowings of $40.0 million in principal. The principal amount to which the 5% interest rate applies declines periodically throughout the term of the agreement, and at December 31, 1996, this rate applied to borrowings of $5.0 million in principal. During 1995, the Company entered into two other variable to fixed interest rate swap agreements. One agreement fixes the Company's interest rate at 5.80% on $20.0 million in principal for a term of three years. The other agreement fixes the Company's interest rate at 5.66% for a term of 21 months on $20.0 million in principal. During 1996, the Company entered into a variable to fixed rate swap agreement which fixes the Company's interest rate at 4.9% on initial borrowings of $5.0 million in principal. The principal amount increases by $5.0 million each quarter through the first quarter of 1998. The principal amount to which the 4.9% interest rate applied as of December 31, 1996 was $15.0 million.

Contingent Liabilities
In April 1990, the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ("Tankport") in Jersey City, New Jersey, which operations were sold in 1983. Under the settlement agreement, the Company is obligated to pay 80% of the remediation costs.

Based on data available to the Company and its environmental consultants, the Company estimates its portion of the cleanup costs on an undiscounted basis using existing technologies to be between $6.9 million and $17.0 million over a period of up to five years. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which the cleanup will be conducted. The cleanup estimates have been modified from prior years' in light of cost inflation. The estimate of costs and the timing of payments could change as a result of changes to the remediation plan required, changes in the technology available to treat the site, unforseen circumstances existing at the site and additional cost inflation.

The Company commenced insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. In August 1995 the District Court ruled on various Motions for Summary Judgment. In its decision, the Court found favorably for the Company on several matters relating to the comprehensive general liability policies but concluded that the pollution liability policies did not contain pollution coverage for the types of claims associated with the Tankport site. The Company appealed the District Court's decision to the Third Circuit. However, management and its outside legal counsel continue to believe that recovery of a substantial portion of the cleanup costs will ultimately be probable of realization. Accordingly, it is the Company's belief that, based on estimates of potential liability and probable realization of insurance recoveries, the Company would be liable for approximately $1.4 million based on the Court's decision and related developments of New Jersey law.

Capitalization
On January 18, 1996, the shareholders of the Company approved the Brink's Stock Proposal resulting in the modification of the capital structure of the Company to include an additional class of common stock. The outstanding shares of Pittston Services Group Common Stock ("Services Stock") were redesignated as Pittston Brink's Group Common Stock ("Brink's Stock") on a share-for-share basis, and a new class of common stock, designated as Pittston Burlington Group Common Stock ("Burlington Stock"), was distributed on the basis of one-half of one share of Burlington Stock for each share of Services Stock previously held by shareholders of record on January 19, 1996. The Pittston Brink's Group (the "Brink's Group") consists of the Brink's and BHS operations of the Company. The Pittston Burlington Group (the "Burlington Group") consists of the Burlington operations of the Company. The Pittston Minerals Group (the "Minerals Group") consists of Coal Operations and Mineral Ventures operations of the Company.

Brink's Stock, Burlington Stock and the Pittston Minerals Group Common Stock ("Minerals Stock") are designed to provide shareholders with separate securities reflecting the performance of the Brink's Group, Burlington Group and Minerals Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting any of the Groups. The Company prepares separate financial statements for the Brink's, Burlington and Minerals Groups in addition to consolidated financial information of the Company.

The redesignation of the Company's common stock as Brink's Stock and the distribution of Burlington Stock as a result of the approval of the Brink's Stock Proposal did not result in any transfer of assets or liabilities of the Company or any of its subsidiaries. Holders of all three classes of stock are shareholders of the Company, which continues to be responsible for all liabilities. Therefore, financial developments affecting the Brink's Group, the Burlington Group or the Minerals Group that affect the Company's financial condition could affect the results of operations and financial condition of all three Groups. The changes in the capital structure of the Company had no effect on the Company's total capital, except as to expenses incurred in the execution of the Brink's Stock Proposal. Since the approval of the Brink's Stock Proposal, capitalization of the Company has been affected by the share activity related to each of the classes of common stock.

In November 1995, the Board of Directors (the "Board") authorized a revised share repurchase program which allowed for the purchase, from time to time, of up to 1,500,000 shares of Brink's Stock, 1,500,000 shares of Burlington Stock and 1,000,000 shares of Minerals Stock, not to exceed an aggregate purchase price of $45.0 million; such shares to be purchased from time to time in the open market or in private transactions, as conditions warrant. Prior to the revised program, 401,900 shares of Services Stock at an aggregate cost of $9.6 million were repurchased, of which 145,800 shares at a total cost of $3.4 million were repurchased in 1995, and 117,300 shares of Minerals Stock at an aggregate cost of $1.7 million were repurchased, of which 78,800 shares at a total cost of $0.9 million were repurchased in 1995. No additional repurchases were made during the remainder of 1995 subsequent to the implementation of the revised program. During 1996, the Company repurchased 278,000 shares and 75,600 shares of Brink's Stock and Burlington Stock, respectively, at a cost of $6.9 million and $1.4 million, respectively. The program to acquire shares remains in effect in 1997.

The Company has the authority to issue up to 2,000,000 shares of preferred stock, par value $10 per share. In January, 1994 the Company issued $80.5 million (161,000 shares) of Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock"), convertible into Minerals Stock. The Convertible Preferred Stock pays an annual cumulative dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available; therefore, when, as and if declared by the Board and bears a liquidation preference of $500 per share, plus an attributed amount equal to accrued and unpaid dividends thereon.

In 1994, the Board authorized the repurchase, from time to time, of up to $15 million of the Convertible Preferred Stock. Subsequent to this authorization and through October 1995, 24,720 shares at a total cost of $9.6 million had been repurchased, of which 16,370 shares at a cost of $6.3 million were repurchased in 1995. In November 1995, the Board authorized an increase in the remaining repurchase authority to $15 million. No additional share repurchases were made during the remainder of 1995 subsequent to the increased authorization. In 1996, 20,920 shares at a cost of $7.9 million were repurchased. The program to acquire shares remains in effect in 1997, and in February 1997, the Board authorized an increase in the remaining repurchase authority to $15 million.

As of December 31, 1996, debt as a percent of capitalization (total debt and shareholders' equity) was 24%, compared with 25% at December 31, 1995. The decrease in the debt ratio since December 1995 was due to the 16% increase in shareholders' equity compared to the 10% increase in total debt.

Dividends
The Board intends to declare and pay dividends on Brink's Stock, Burlington Stock and Minerals Stock based on the earnings, financial condition, cash flow and business requirements of the Brink's Group, Burlington Group and the Minerals Group, respectively. Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its public debt and bank credit agreements, losses by one Group could affect the Company's ability to pay dividends in respect of stock relating to the other Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount as defined in the Company's Articles of Incorporation. At December 31, 1996, the Available Minerals Dividend Amount was at least $22.1 million.

During 1996, the Board declared and the Company paid dividends of 10 cents per share, 65 cents per share and 24 cents per share of Brink's Stock, Minerals Stock and Burlington Stock, respectively. During 1995, the Board declared and the Company paid dividends of 65 cents per share of Minerals Stock. On an equivalent basis in 1995, the Company paid dividends of 9 cents per share on Brink's Stock and 22 cents per share on Burlington Stock. At present, the annual dividend rate for Minerals Stock is 65 cents per share, for Brink's Stock is 10 cents per share and for Burlington Stock is 24 cents per share.

In 1996 and 1995, dividends paid on the Convertible Preferred Stock amounted to $3.8 million and $4.3 million, respectively. Preferred dividends included on the Company's Statements of Operations for the years ended December 31, 1996 and 1995, are net of $2.1 million and $1.6 million, respectively, which was the excess of the carrying amount of the preferred stock over the cash paid to holders of the stock for repurchases made during each year.

Pittston Brink's Group
--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

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

The Company will provide to holders of the Pittston Brink's Group Common Stock ("Brink's Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the Brink's Group in addition to consolidated financial information of the Company. Notwithstanding the attribution of assets and liabilities (including contingent liabilities) between the Brink's Group and the Pittston Minerals Group (the "Minerals Group") and the Pittston Burlington Group (the "Burlington Group") for the purpose of preparing their financial statements, this attribution and the change in the capital structure of the Company as a result of the approval of the Brink's Stock Proposal, as described in the Company's proxy statement dated December 15, 1995, did not result in any transfer of assets or liabilities of the Company or any of its subsidiaries. Holders of Brink's Stock are shareholders of the Company, which continues to be responsible for all liabilities. Therefore, financial developments affecting the Brink's Group, the Minerals Group or the Burlington Group that affect the Company's financial condition could affect the results of operations and financial condition of all three Groups. Accordingly, the Company's consolidated financial statements must be read in connection with the Brink's Group's financial statements.

The following discussion is a summary of the key factors management considers necessary in reviewing the Brink's Group's results of operations, liquidity and capital resources. This discussion must be read in conjunction with the financial statements and related notes of the Brink's Group and the Company.

RESULTS OF OPERATIONS

                                                  Years Ended December 31
(In thousands)                               1996           1995           1994
--------------------------------------------------------------------------------
Operating revenues:
  Brink's                               $ 754,011        659,459        547,046
  BHS                                     155,802        128,936        109,947
--------------------------------------------------------------------------------
Operating revenues                      $ 909,813        788,395        656,993
================================================================================
Operating profit:
  Brink's                               $  56,823         42,738         39,710
  BHS                                      44,872         39,506         32,432
--------------------------------------------------------------------------------
  Segment operating profit                101,695         82,244         72,142
  General corporate expense                (7,457)        (4,770)        (4,666)
--------------------------------------------------------------------------------
Operating profit                        $  94,238         77,474         67,476
================================================================================

The Brink's Group's net income amounted to $59.7 million in 1996, compared with the $51.1 million earned in 1995. Operating profit totaled $94.2 million, $16.8 million (22%) higher than the amount reported in 1995. Net income and operating profit were favorably impacted by improved operating results generated by the Brink's and BHS businesses, partially offset by higher general corporate expenses, of which approximately $1 million (pretax) related to the relocation of the Company's corporate headquarters to Richmond, Virginia. In 1996, net interest income was $0.9 million compared to net interest expense in 1995 of $0.2 million. The $5.4 million in other non-operating expense represented a $1.9 million increase over the 1995 level. Total revenues of $909.8 million amounted to a $121.4 million (15%) increase compared to 1995, with Brink's accounting for $94.5 million of the increase and BHS accounting for $26.9 million of the increase. Operating expenses and selling, general and administrative expenses increased by $106.2 million (15%) of which $82.0 million was incurred by Brink's and $21.5 million was incurred by BHS.

The Brink's Group's net income amounted to $51.1 million in 1995, compared with the $41.5 million earned in 1994. Operating profit totaled $77.5 million, $10.0 million (15%) higher than the amount reported in 1994. Net income and operating profit were favorably impacted by improved operating results generated by the Brink's and BHS businesses. In 1995, net interest expense declined by $0.7 million, to $0.2 million, but the $3.5 million in other non-operating expense represented a $0.4 million increase over the 1994 level. Total revenues of $788.4 million amounted to a $131.4 million (20%) increase compared to the 1994 total, with Brink's increase accounting for $112.4 million and BHS's increase accounting for $19.0 million. Operating expenses and selling, general and administrative expenses increased by $116.4 million (20%) over the 1994 level, of which $104.4 million was incurred by Brink's and $11.9 million was incurred by BHS.

Brink's
The following is a table of selected financial data for Brink's on a comparative basis:

                                                         Years Ended December 31
(In thousands)                                      1996        1995        1994
================================================================================
Operating revenues:
  North America (United States
    and Canada)                                 $418,941     379,230     337,641
  International subsidiaries                     335,070     280,229     209,405
--------------------------------------------------------------------------------
Total operating revenues                        $754,011     659,459     547,046
================================================================================
Operating expenses                               605,851     533,109     438,851
Selling, general and administrative               93,770      84,507      74,398
--------------------------------------------------------------------------------
Total costs and expenses                         699,621     617,616     513,249
--------------------------------------------------------------------------------
Other operating income, net                        2,433         895       5,913
================================================================================
Operating profit:
  North America (United States
    and Canada)                                 $ 34,387      29,159      23,235
  International operations                        22,436      13,579      16,475
--------------------------------------------------------------------------------
Total operating profit                          $ 56,823      42,738      39,710
================================================================================
Depreciation and amortization                   $ 24,293      21,844      20,553
================================================================================
Cash capital expenditures                       $ 32,149      22,415      22,312
================================================================================

Brink's worldwide consolidated revenues totaled $754.0 million in 1996 compared to $659.5 million in 1995, a 14% increase. Brink's 1996 operating profit of $56.8 million represented a 33% increase over the $42.7 million operating profit reported in 1995. Total costs and expenses in 1996 increased by $82.0 million (13%). Other operating income increased $1.5 million to $2.4 million, from $0.9 million in the prior year.

Revenues from North American operations (United States and Canada) increased $39.7 million, or 10%, to $418.9 million in 1996 from $379.2 million in 1995. North American operating profit increased $5.2 million (18%) to $34.4 million in the current year period from $29.2 million in 1995. The operating profit improvement for 1996 primarily resulted from improved armored car operations, which includes ATM servicing and improved currency processing operations.

Revenues from international subsidiaries increased $54.9 million to $335.1 million in 1996 from $280.2 million in 1995. Consolidation of the results of Brink's Colombia, in which Brink's increased its ownership from 47% to 51% in the third quarter of 1995, accounted for approximately $22.0 million of the increase in international revenues. Brink's Brazil revenues also increased $16.9 million from $106.7 million in 1995 to $123.6 million in 1996. Operating profits from international subsidiaries and minority-owned affiliates amounted to $22.4 million in the current year period compared to $13.6 million in the prior year period. The increase in operating profits was primarily due to increases in Brink's international diamond and jewelry operations of $1.2 million, as well as improvements in Brink's Latin American operations, offset, in part, by lower operating results in Europe. European operating profit decreased $2.1 million due to lower operating results in Holland and France, offset partially by improvements in the United Kingdom. The Asia/Pacific region also achieved a modest increase of $0.7 million in operating profit during 1996.

Latin America's increase in operating profit, $9.0 million, includes a $3.1 million benefit from the consolidation of the results of Brink's Colombia (51% owned) as well as improvements in Colombia's operations. Brink's Brazil (100% owned) operating profit also increased $1.6 million from $5.3 million in 1995 to $6.9 million in 1996. Equity in earnings from Brink's Mexican affiliate (20% owned) amounted to $2.9 million compared with a $2.5 million loss recorded in 1995. The Mexican affiliate's results in 1995 were adversely impacted by the devaluation of the local currency, the decline in general economic conditions, high local interest rates and the costs associated with workforce reductions.

As part of its global growth strategy, in early 1997, Brink's increased its ownership positions in its affiliates in Venezuela, Peru and The Netherlands. In Venezuela, Brink's increased its ownership from 15% to 61% in Custodia y Traslado de Valores C.A. ("Custravalca"), the largest armored car company in Venezuela, for a purchase price of approximately $31 million. The remaining 39% is held by a group of local investors including Venezuelan banks. In conjunction with the Custravalca transaction, Brink's also acquired a 31% indirect interest in Brink's Peru S.A., the largest armored car company in Peru increasing its ownership of Brink's Peru to 36%. Brink's has also acquired the remaining interests in Brink's Hong Kong and Brinks-Nedlloyd, the largest armored car company in The Netherlands, increasing Brink's ownership of these companies to 100%. These acquisitions are expected to increase consolidated international revenues and operating profits of Brink's and should be accretive to the earnings of the Brink's Group beginning in 1997.

Brink's 1995 consolidated operating profit of $42.7 million amounted to a $3.0 million (8%) increase over the $39.7 million operating profit recorded in 1994. Revenues increased by $112.4 million to $659.5 million, 21% higher than the 1994 level. Total costs and expenses increased by $104.4 million to $617.6 million, a 20% increase over the prior year. Other operating income of $0.9 million in 1995 represented a $5.0 million decline from the amount reported in 1994, principally reflecting a reduction in equity income from unconsolidated foreign affiliates, primarily Mexico.

Revenues from North American (United States and Canada) operations totaled $379.2 million in 1995, $41.6 million (12%) higher than the 1994 level. North American operating profit amounted to $29.2 million, an increase of $5.9 million (25%) compared to the $23.2 million recorded in 1994. The favorable change in operating profit was largely attributable to improved results generated by the armored car business, which includes ATM servicing, as well as higher earnings from the diamond and jewelry and currency processing businesses, partially offset by a decline in profit from the air courier business.

Revenues from consolidated international subsidiaries increased by $70.8 million (34%) to $280.2 million in 1995, but operating profit from international subsidiaries and affiliates declined by 18%, to $13.6 million, from $16.5 million in the prior year. The increase in revenues principally reflects additional business volume and higher prices in Brazil, the favorable impact from the decline in the value of the U.S. dollar on foreign currency translation and the consolidation of Colombian operations as a result of Brink's acquiring a majority ownership of that company in the third quarter of 1995. The decline in operating profit from international subsidiaries and affiliates principally was due to a $5.3 million deterioration in the reported results of Brink's Mexican affiliate, with Brink's share of the company's results amounting to a $2.5 million loss in 1995 compared to a profit of $2.8 million in 1994. The Mexican affiliate's results in 1995 were adversely impacted by the devaluation of the local currency in December 1994, the decline in general economic conditions, high local interest rates and the costs associated with workforce reductions in the business. Operating profit in the Latin America region, which includes Mexico, decreased by $1.4 million in 1995 compared to the prior year, reflecting the decline in Mexican earnings, mostly offset by improved results in Brazil and higher reported earnings from Colombia. Brink's Brazil reported an operating profit of $5.3 million in 1995 compared to an operating profit of $3.2 million in the prior year. The increase in Colombia largely reflects the impact of the consolidation of results subsequent to Brink's acquisition of a majority ownership position in the company. Earnings declined by $2.6 million in the European region, while results in the Asian/Pacific region increased by $0.9 million.

BHS
The following is a table of selected financial data for BHS on a comparative basis:

                                                    Years Ended December 31
(Dollars in thousands)                           1996         1995         1994
================================================================================
Operating revenues                          $ 155,802      128,936      109,947

Operating expenses                             81,324       66,575       59,334
Selling, general and administrative            29,606       22,855       18,181
--------------------------------------------------------------------------------
Total costs and expenses                      110,930       89,430       77,515
--------------------------------------------------------------------------------
Operating profit                            $  44,872       39,506       32,432
================================================================================
Depreciation and amortization               $  30,115       22,408       17,817
================================================================================
Cash capital expenditures                   $  61,522       47,256       34,071
================================================================================
Annualized recurring revenues (a)           $ 128,106      107,707       87,164
================================================================================
Number of subscribers:
   Beginning of period                        378,659      318,029      259,551
   Installations                               98,541       82,643       75,203
   Disconnects, net                           (30,695)     (22,013)     (16,725)
--------------------------------------------------------------------------------
End of period                                 446,505      378,659      318,029
================================================================================

(a) Annualized recurring revenues are calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for monitoring, maintenance and related services.

Revenues for BHS increased by $26.9 million (21%) to $155.8 million in 1996 from $128.9 million in 1995. The increase in revenues was predominantly the result of higher ongoing monitoring and service revenues, caused by an 18% growth of the subscriber base for the year. As a result of such growth, annualized recurring revenues at the end of 1996 grew 19% over the amount in effect at the end of 1995. Total installation revenue in 1996 also grew by 15%, over the amount recorded in 1995, as a result of the increased volume of installations. However, revenue per installation decreased from amounts achieved in 1995 due to the competitive connection fee pricing in the marketplace.

Operating profit of $44.9 million in 1996 represents an increase of $5.4 million (14%) compared to the $39.5 million earned in 1995. The increase in operating profit largely stemmed from the growth in the subscriber base and higher average monitoring and service revenues, somewhat offset by higher depreciation and increased account servicing and administrative expenses, which are also a consequence of the larger subscriber base. In addition, installation and marketing costs incurred and expensed during the year increased by approximately $1 million from the prior year. BHS currently expenses net marketing and selling costs related to obtaining a subscriber. As competitive pressure in the marketplace continues, these costs, which are related to obtaining a subscriber, may increase.

The cash operating margin from recurring revenues in 1996 remained consistent with 1995; however, overall operating margin was negatively impacted by increased depreciation, installation and marketing expenses. As a result, overall operating margin was 29% in 1996 compared to 31% in 1995. Management currently expects 1997 cash margins from recurring revenues to be consistent with 1996 and overall operating margins to range in the mid to upper 20%.

Revenues for BHS increased by $19.0 million (17%) to $128.9 million in 1995 from $109.9 million in 1994. The increase in revenues was primarily from ongoing monitoring and recurring revenues caused by the 19% growth in the subscriber base. As a result of such growth, annualized recurring revenues at the end of 1995 grew 24% over the amount in effect at the end of 1994. The total amount of installation revenue grew slightly over the 1994 amount as revenue from increased installations was mostly offset by a reduction in revenue per installation. Revenue per installation decreased due to the competitive environment in the marketplace.

Operating profit of $39.5 million for 1995 represented an increase of $7.1 million (22%) compared to the $32.4 million earned in 1994. The increase in operating profit stemmed from the 21% growth in average subscribers in 1995, as compared to the prior year, and higher monitoring and recurring revenue, resulting from the growth in the subscriber base, which was only partially offset by increased account servicing and administrative expenses. Installation and marketing costs incurred and expensed during 1995 increased $0.8 million, over the 1994 amount.

At year-end 1996, BHS had approximately 446,500 subscribers, 40% more than the year-end 1994 subscriber base. New subscribers totaled approximately 98,500 in 1996, 82,600 in 1995 and 75,200 in 1994. As a result, BHS's average subscriber base increased by 18% and 21%, as compared with each prior year in 1996 and 1995, respectively.

As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations to more accurately reflect subscriber installation costs included as capitalized installation costs, which added $4.5 million to operating profit in both 1996 and 1995 and $4.1 million in 1994. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel (in the amount of $2.5 million in 1996, $2.7 million in 1995 and $2.6 million in 1994) and costs incurred in maintaining facilities and vehicles dedicated to the installation process (in the amount of $2.0 million in 1996, $1.8 million in 1995 and $1.5 million in 1994). The increase in the amount capitalized, while adding to current period profitability comparisons, defers recognition of expenses over the estimated useful life of the installation. The additional subscriber installation costs which are currently capitalized were expensed in prior years for subscribers in those years. Because capitalized subscriber installation costs for periods prior to January 1, 1992, were not adjusted for the change in accounting principle, installation costs for subscribers in those years will continue to be depreciated based on the lesser amounts capitalized in those periods. Consequently, depreciation of capitalized subscriber installation costs in the current year and until such capitalized costs prior to January 1, 1992, are fully depreciated will be less than if such prior periods' capitalized costs had been adjusted for the change in accounting. However, the Company believes the effect on net income in 1996, 1995 and in 1994 was immaterial. While the amounts of the costs incurred which are capitalized vary based on current market and operating conditions, the types of such costs which are currently capitalized will not change. The change in the amount capitalized has no additional effect on current or future cash flows or liquidity.

Foreign Operations
A portion of the Brink's Group's financial results is derived from activities in several foreign countries, each with a local currency other than the U.S. dollar. Because the financial results of the Brink's Group are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The Brink's Group's international activity is not concentrated in any single currency, which limits the risks of foreign currency rate fluctuation. In addition, these rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The Brink's Group routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Company, on behalf of the Brink's Group, from time to time, uses foreign currency forward contracts to hedge the risks associated with such transactions. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. In addition, cumulative translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. A subsidiary in Brazil operates in such a highly inflationary economy, as does Brink's subsidiary in Venezuela, where Brink's increased its ownership interest from 15% to 61% in January 1997. Additionally, current conditions in Mexico, where the Brink's Group has an affiliate (20% owned), have resulted in that economy being considered highly inflationary as of January 1, 1997.

The Brink's Group is subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, controls on repatriation of earnings and capital, nationalization, political instability, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Brink's Group cannot be predicted.

Corporate Expenses
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Brink's Group based upon utilization and other methods and criteria which management believes to be an equitable and a reasonable estimate of the cost attributable to the Brink's Group. These allocations were $7.5 million in 1996, $4.8 million in 1995 and $4.7 million in 1994, respectively.

The increase in the corporate expense allocation during 1996 is primarily due to additional services provided to the Brink's Group by corporate office personnel combined with the relocation of the Company's corporate headquarters to Richmond, Virginia, during September 1996. The costs of this move, including moving expenses, employee relocation, severance pay and temporary employee costs, amounted to $2.9 million. Approximately, $1 million of these costs were attributed to the Brink's Group.

Other Operating Income
Other operating income increased $1.5 million to $2.4 million in 1996 from $0.9 million in 1995. Other operating income decreased $5.0 million to $0.9 million in 1995 from $5.9 million in 1994. Other operating income principally includes the equity earnings of foreign affiliates. These earnings, which are attributable to equity affiliates of Brink's, amounted to $1.9 million in 1996, $0.1 million in 1995 and $6.0 million in 1994. The lower level of other operating income in 1995 as compared to 1996 and 1994 is primarily attributable to lower earnings from Brink's affiliate in Mexico during 1995.

Interest Income
Interest income increased $0.9 million to $2.7 million in 1996 from $1.8 million in 1995. The increase is primarily attributed to interest income of 0.8 million earned from an increase in amounts owed by the Minerals Group in 1996. Interest income increased only slightly, $0.3 million, from $1.5 million in 1994 to $1.8 million in 1995.

Interest Expense
Interest expense decreased $0.3 million to $1.8 million from $2.1 million in 1996 and decreased $0.4 million in 1995 from $2.5 million in 1994 due to lower outstanding debt balances.

Other Income (Expense), Net
Other net expense, which principally includes foreign translation gains and losses and minority interest earnings or losses, increased by $1.9 million to $5.4 million in 1996 from a net expense of $3.5 million in 1995. The higher level of expense in 1996 reflects an increase in minority interest, resulting from the consolidation of the now 51% owned Brink's Colombia. In 1995, other net expense increased by $0.4 million to a net expense of $3.5 million from $3.1 million in 1994.

Income Taxes
In 1996, 1995 and 1994, the provision for income taxes was less than the federal statutory rate of 35% primarily due to lower taxes on foreign income, partially offset by provisions for state income taxes.

FINANCIAL CONDITION

A portion of the Company's corporate assets and liabilities has been attributed to the Brink's Group based upon utilization of the shared services from which assets and liabilities are generated. Management believes this attribution to be an equitable and a reasonable estimate of the cost attributable to the Brink's Group.

Corporate assets which were allocated to the Brink's Group consisted primarily of pension assets and deferred income taxes and amounted to $60.8 million and $47.0 million at December 31, 1996 and 1995, respectively.

Cash Provided By Operating Activities
Cash provided by operating activities totaled $113.8 million in 1996, an increase from $90.8 million in 1995. The net increase in 1996 compared with 1995 was largely due to the increase in net income, which included higher amounts for depreciation and amortization and other non-cash charges. Cash generated from operating activities exceeded cash requirements for investing activities. This cash inflow before financing combined with proceeds from the exercise of stock options was offset by lending to the Minerals Group, reduction of debt, repurchases of stock, payment of dividends and payment of costs related to the Brink's Stock Proposal. As a result, cash and cash equivalents decreased $2.0 million during 1996 to a year-end total of $20.0 million.

Capital Expenditures
Cash capital expenditures for 1996 totaled $95.8 million, of which $61.5 million was spent by BHS and $32.2 million was spent by Brink's. In addition, $2.1 million was attributable to the Brink's Group for corporate expenditures primarily relating to the purchase of the Company's new corporate headquarters. Cash capital expenditures totaled $69.8 million in 1995. Additional expenditures financed through capital and operating leases amounted to $19.6 million and $16.2 million in 1996 and 1995, respectively. In 1996, a substantial portion of the Brink's Group's total cash capital expenditures was attributable to BHS customer installations, principally reflecting expansion of the subscriber base. Of the total cash capital expenditures in 1996, $57.2 million or 60% related to these costs. Capital expenditures made by Brink's during 1996 were primarily for replacement or maintenance of ongoing business operations.

Gross capital expenditures in 1997 are currently expected to approximate $150 million, of which approximately $32 million is expected to be financed through leases. The 1997 estimated expenditures are approximately $35 million higher than the 1996 level of gross expenditures. The increase is expected to result largely from expenditures at BHS, resulting from continued growth of the subscriber base and at Brink's for expansion of new products which have been designed to streamline the handling and management of cash receipts.

Other Investing Activities
All other investing activities in 1996 and 1995 provided net cash of $3.6 million and $0.9 million, respectively, which primarily related to proceeds from dispositions of property, plant and equipment.

Financing
The Brink's Group intends to fund capital expenditures through cash flow from operating activities or through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements, short-term borrowing arrangements or repayments from the Minerals Group.

The Company has a $350.0 million revolving credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million. During the second quarter of 1996, the maturity date of both the term loan and the revolving credit portion of the Facility was extended to May 31, 2001. Interest on borrowings under the Facility is payable at rates based on prime, certificate of deposit, Eurodollar or money market rates. No portion of the total amount outstanding under the Facility at December 31, 1996 or at December 31, 1995 was attributed to the Brink's Group.

Under the terms of some of its debt instruments, the Company has agreed to various restrictions relating to the payment of dividends, the repurchase of capital stock, the maintenance of consolidated net worth and the amount of additional debt which may be incurred. Allowable restricted payments for dividends and stock repurchases aggregated $255.8 million at December 31, 1996. Under the terms of the Facility, the Company has agreed to maintain at least $400.0 million of Consolidated Net Worth, as defined, and can incur additional indebtedness of approximately $560 million.

Debt
Total debt outstanding for the Brink's Group amounted to $9.4 million at December 31, 1996 and $14.8 million at year-end 1995. During 1996, there was a net cash inflow before financing of $21.7 million. Requirements for repurchases of stock, payment of dividends, lending to the Minerals Group and payment of costs related to the Brink's Stock Proposal were partially offset by proceeds from the exercise of stock options, resulted in the decrease in total debt. At December 31, 1996 and 1995, no portion of total debt outstanding was payable to either the Burlington Group or the Minerals Group.

Related Party Transactions
At December 31, 1996, under an interest bearing borrowing arrangement, the Minerals Group owed the Brink's Group $24.0 million, an increase of $6.1 million from the $17.9 million owed at December 31, 1995.

At December 31, 1996, the Brink's Group owed the Minerals Group $18.8 million for tax payments representing the Minerals Group's tax benefits utilized by Brink's Group in accordance with the Company's tax sharing policy, of which $10.0 million is expected to be paid within one year. The Brink's Group paid the Minerals Group $14.5 million for the utilization of such tax benefits during 1996.

Contingent Liabilities
Under the Coal Industry Retiree Health Benefit Act of 1992 (the "Health Benefit Act"), the Company and its majority-owned subsidiaries at July 20, 1992, including certain companies of the Brink's Group are jointly and severally liable with certain companies of the Minerals Group and of the Burlington Group for the costs of health care coverage provided for by that Act. For a description of the Health Benefit Act and a calculation of certain of such costs, see Note 12 to the Company's consolidated financial statements. At this time, the Company expects the Minerals Group to generate sufficient cash flow to discharge its obligations under the Act.

In April 1990, the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ("Tankport") in Jersey City, New Jersey, which operations were sold in 1983. Under the settlement agreement, the Company is obligated to pay 80% of the remediation costs. Based on data available to the Company and its environmental consultants, the Company estimates its portion of the cleanup costs on an undiscounted basis using existing technologies to be between $6.9 million and $17.0 million over a period of up to five years. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which the cleanup will be conducted. The cleanup estimates have been modified from prior years in light of cost inflation. The estimate of costs and the timing of payments could change as a result of changes to the remediation plan required, changes in the technology available to treat the site, unforseen circumstances existing at the site and additional cost inflation.

The Company commenced insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. In August 1995, the District Court ruled on various Motions for Summary Judgment. In its decision, the Court found favorably for the Company on several matters relating to the comprehensive general liability policies but concluded that the pollution liability policies did not contain pollution coverage for the types of claims associated with the Tankport site. The Company has filed a notice of its intent to appeal the District Court's decision to the Third Circuit. However, management and its outside legal counsel continue to believe that recovery of a substantial portion of the cleanup costs will ultimately be probable of realization. Accordingly, it is the Company's belief that, based on estimates of potential liability and probable realization of insurance recoveries, the Company would be liable for approximately $1.4 million based on the Court's decision and related developments of New Jersey law.

Capitalization
On January 18, 1996, the shareholders of the Company approved the Brink's Stock Proposal, resulting in the modification of the capital structure of the Company to include an additional class of common stock. The outstanding shares of Pittston Services Group Common Stock ("Services Stock") were redesignated as Brink's Stock on a share-for-share basis, and a new class of common stock, designated as Pittston Burlington Group Common Stock ("Burlington Stock"), was distributed on the basis of one-half of one share of Burlington Stock for each share of Services Stock previously held by shareholders of record on January 19, 1996.

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

The redesignation of the Company's common stock as Brink's Stock and the distribution of Burlington Stock as a result of the approval of the Brink's Stock Proposal did not result in any transfer of assets or liabilities of the Company or any of its subsidiaries. Holders of all three classes of stock are shareholders of the Company, which continues to be responsible for all liabilities. Therefore, financial developments affecting the Brink's Group, the Burlington Group or the Minerals Group that affect the Company's financial condition could affect the results of operations and financial condition of all three Groups.

The changes in the capital structure of the Company had no effect on the Company's total capital, except as to expenses incurred in the execution of the Brink's Stock Proposal. Since the approval of the Proposal, capitalization of the Company has been affected by the share activity related to each of the classes of common stock.

In November 1995, the Board authorized a revised share repurchase program which allowed for the purchase, from time to time, of up to 1,500,000 shares of Brink's Stock, 1,500,000 shares of Burlington Stock and 1,000,000 shares of Minerals Stock, not to exceed an aggregate purchase price of $45.0 million; such shares to be purchased from time to time in the open market or in private transactions, as conditions warrant. Prior to the revised program, 401,900 shares of Services Stock were repurchased at an aggregate cost of $9.6 million, of which 145,800 shares at an aggregate cost of $3.4 million were repurchased in 1995. On an equivalent basis, repurchases totaled 401,900 shares at an aggregate cost attributed to the Brink's Group of $6.4 million, with repurchases of 145,800 shares at an attributed cost of $2.3 million in 1995. No additional repurchases were made during the remainder of 1995 subsequent to the implementation of the revised program. During 1996, the Company repurchased 278,000 shares of Brink's Stock at a cost of $6.9 million. The program to acquire shares remains in effect in 1997.

The Company has the authority to issue up to 2,000,000 shares of preferred stock, par value $10 per share. In January, 1994, the Company issued $80.5 million (161,000 shares) of Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock"), convertible into Minerals Stock. The Convertible Preferred Stock, which is attributable to the Minerals Group, pays an annual cumulative dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available; therefore, when, as and if declared by the Board and bears a liquidation preference of $500 per share, plus an attributed amount equal to accrued and unpaid dividends thereon.

In 1994, the Board authorized the repurchase, from time to time, of up to $15 million of the Convertible Preferred Stock. Subsequent to this authorization and through October 1995, 24,720 shares at a total cost of $9.6 million had been repurchased, of which 16,370 shares at a cost of $6.3 million were repurchased in 1995. In November 1995, the Board authorized an increase in the remaining repurchase authority to $15 million. No additional share repurchases were made during the remainder of 1995 subsequent to the increased authorization. In 1996, 20,920 shares at a cost of $7.9 million were repurchased. The program to acquire shares remains in effect in 1997, and in February 1997, the Board authorized an increase in the remaining repurchase authority to $15 million.

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

During 1996 and 1995, on an equivalent basis, the Board declared and the Company paid dividends on Brink's Stock of 10 cents and 9 cents per share, respectively.

In 1996 and 1995, dividends paid on the Convertible Preferred Stock were $3.8 million and $4.3 million, respectively.

Pittston Burlington Group
--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

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

The Company will provide to holders of the Pittston Burlington Group Common Stock ("Burlington Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the Burlington Group in addition to consolidated financial information of the Company. Notwithstanding the attribution of assets and liabilities (including contingent liabilities) between the Burlington Group and the Pittston Brink's Group (the "Brink's Group") and the Pittston Minerals Group (the "Minerals Group") for the purpose of preparing their financial statements, this attribution and the change in the capital structure of the Company as a result of the approval of the Brink's Stock Proposal, as described in the Company's proxy statement dated December 15, 1995, did not result in any transfer of assets or liabilities of the Company or any of its subsidiaries. Holders of Burlington Stock are shareholders of the Company, which continues to be responsible for all liabilities. Therefore, financial developments affecting the Burlington Group, the Brink's Group or the Minerals Group that affect the Company's financial condition could affect the results of operations and financial condition of all three Groups. Accordingly, the Company's consolidated financial statements must be read in connection with the Burlington Group's financial statements.

The following discussion is a summary of the key factors management considers necessary in reviewing the Burlington Group's results of operations, liquidity and capital resources. This discussion must be read in conjunction with the financial statements and related notes of the Burlington Group and the Company.

RESULTS OF OPERATIONS

                                                  Years Ended December 31
(In thousands)                               1996           1995           1994
--------------------------------------------------------------------------------
Operating revenues:
  Burlington                          $ 1,500,318      1,414,821      1,215,284
================================================================================
Operating profit:
  Burlington                          $    64,604         58,723         69,224
  General corporate expense                (7,433)        (4,770)        (4,665)
--------------------------------------------------------------------------------
Operating profit                      $    57,171         53,953         64,559
================================================================================

Net income for the Burlington Group for 1996 was $33.8 million, compared with $32.9 million in 1995. Operating profit totaled $57.2 million in 1996, compared with $54.0 million in 1995. Results for 1996 were impacted by higher general corporate expenses, of which approximately $1 million (pretax) related to the relocation of the Company's corporate headquarters to Richmond, Virginia. Revenues increased $85.5 million or 6% during 1996 as compared with the prior year. Operating expenses and selling, general and administrative expenses for 1996 increased $81.0 million or 6% over the 1995 level.

Net income for the Burlington Group for 1995 was $32.9 million compared with $38.4 million for 1994. Operating profit for 1995 was $54.0 million compared with $64.6 million in 1994. Net income and operating profit in 1994 benefited from substantial additional volumes of freight directed to Burlington during a nationwide trucking strike in the second quarter of 1994, which added an estimated $8 million to operating profit and $5 million to net income. Revenues for 1995 increased $199.5 million compared with 1994. Operating expenses and selling, general and administrative expenses for 1995 increased $209.8 million over the 1994 level.

Burlington
The following is a table of selected financial data for Burlington on a comparative basis:

(Dollars in thousands - except per                 Years Ended December 31
pound/shipment amounts)                         1996         1995          1994
================================================================================
Operating revenues:
Expedited freight services:
  Domestic U.S.                           $  547,647      528,174       561,286
  International                              713,834      698,624       542,166
--------------------------------------------------------------------------------
Total expedited freight services           1,261,481    1,226,798     1,103,452
Customs clearances                           135,887      115,135        77,586
Ocean and other (a)                          102,950       72,888        34,246
--------------------------------------------------------------------------------
Total operating revenues                   1,500,318    1,414,821     1,215,284

Operating expense                          1,317,423    1,245,721     1,043,895
Selling, general and administrative          119,821      113,210       105,371
--------------------------------------------------------------------------------
Total costs and expenses                   1,437,244    1,358,931     1,149,266
--------------------------------------------------------------------------------
Other operating income, net                    1,530        2,833         3,206
--------------------------------------------------------------------------------
Operating profit:
  Domestic U.S.                               36,143       30,416        45,732
  International                               28,461       28,307        23,492
--------------------------------------------------------------------------------
Total operating profit                    $   64,604       58,723        69,224
================================================================================
Depreciation and amortization             $   23,254       19,856        17,209
================================================================================
Cash capital expenditures                 $   59,238       32,288        23,946
================================================================================
Expedited freight services shipment
  growth rate (b)                                1.3%         6.2%          6.1%
Expedited freight services weight
  growth rate (b):
  Domestic U.S.                                  3.3%        (3.8%)        19.3%
  International                                  3.0%        29.1%         25.3%
  Worldwide                                      3.1%        11.3%         22.1%
Expedited freight services weight
  (million pounds)                           1,433.2      1,390.2       1,248.5
================================================================================
Expedited freight services shipments
  (thousands)                                  5,180        5,112         4,805
================================================================================
Expedited freight services average:
  Yield (revenue per pound)               $    0.880        0.882         0.884
  Revenue per shipment                    $      244          240           229
  Weight per shipment (pounds)                   277          272           259
================================================================================

(a) Primarily international ocean freight.
(b) Compared to the same period in the prior year.

Burlington's operating profit amounted to $64.6 million in 1996, an increase of $5.9 million (10%) from the level achieved in 1995. Worldwide revenues increased by 6% to $1.5 billion from $1.4 billion in 1995. The $85.5 million growth in revenues reflects both an increase in worldwide expedited freight services pounds shipped as well as substantially higher other freight services revenues, which include customs clearances, ocean and other.

The worldwide expedited freight services revenues increase of 3%, from $1,226.8 million in 1995 to $1,261.5 million in 1996 was the result of a corresponding 3% increase in worldwide expedited freight services weight shipped, from 1,390.2 million pounds in 1995 to 1,433.2 million pounds in 1996. The average expedited freight services yield remained essentially unchanged. Other freight services revenues increased 27% from $188.0 million in 1995 to $238.8 million in 1996, due primarily to growth in custom clearance and ocean freight services. Total costs and expenses increased by 6% from $1,358.9 million in 1995 to $1,437.2 million in 1996, reflecting the additional business volume, along with system and facility improvements and expansion.

Domestic expedited freight services revenues during 1996 increased by 4% or $19.5 million to $547.7 million from $528.2 million in the prior year, while other domestic freight services revenues remained essentially unchanged at $6.9 million. Domestic operating profit increased 19% from $30.4 million in 1995 to $36.1 million in 1996. The increase in operating profit reflects higher volume and lower average transportation costs (primarily the benefit of reduced Federal Excise Tax liabilities prior to re-instatement of such tax in August 1996), partially offset by higher fuel costs. In addition, domestic operating margin also benefited from station and general and administrative cost efficiencies. However, the domestic average yield for 1996 remained essentially unchanged as compared to 1995 due to lower average pricing and sales mix for Burlington's overnight service, offset by the initiation of a surcharge on domestic shipments.

International expedited freight services revenues of $713.8 million in 1996 represented a $15.2 million (2%) increase over the $698.6 million reported in 1995. This increase in revenue is due to the 3% growth in expedited freight services weight shipped, offset partially by a slightly lower average yield. In addition, international non-expedited freight services revenues increased $50.8 million (28%) from $181.1 million in 1995 to

$231.9 million in 1996. This increase in revenue is primarily due to an increase in custom clearance and a continued expansion of ocean freight services. International operating profit amounted to $28.5 million in 1996, essentially unchanged as compared to the $28.3 million recorded in 1995. Operating profit in 1996, primarily reflects improved operating margins in US exports and ocean freight services. However, these improvements were offset, in large part, by added costs related to the expansion of ocean and logistics operations and further investments to strengthen Burlington's worldwide network including quality improvements in global systems, facilities and acquisitions.

Burlington recently created a new business unit, BAX Global Logistics, (also trading as Logistics Advantage('tm')) to provide customers with cost-effective logistics solutions and, in 1996, it enhanced its information technology capability, thus enabling the development of a broader range of sophisticated business solutions. BAX Global Logistics operates from several warehouse locations worldwide. In addition, six Burlington operations earned ISO 9002 certificates in 1996, bringing the total number of certified facilities to 144, spanning 16 countries. Burlington has recently embarked on a program to enhance the quality of its service and improve efficiencies. While the full benefits cannot now be predicted with confidence, management believes significant cost reductions and operating improvements can be made with initial impacts likely to be felt in the second quarter of 1997.

Burlington's operating profit amounted to $58.7 million in 1995, a decline of $10.5 million (15%) from the level achieved in 1994, as the 1994 results benefited from significant additional domestic freight as a result of a nationwide trucking strike, which added an estimated $8 million to operating profit. Worldwide revenues increased by 16% to $1.4 billion from $1.2 billion in 1994. The $199.5 million growth in revenues principally reflects a 11% increase in worldwide expedited freight services pounds shipped as well as substantially higher non-expedited freight services revenues.

During 1995, worldwide expedited freight services revenues increased 11% as a result of higher volumes with average yields essentially unchanged. Worldwide expedited freight services weight shipped increased by 11%, from 1,248.5 million pounds in 1994 to 1,390.2 million pounds in 1995. Total costs and expenses increased by 18% over the 1994 level reflecting additional business volume and the acquisition of additional foreign subsidiaries.

Domestic expedited freight services revenues for 1995 decreased by 6% to $528.2 million from $561.3 million in the prior year. Domestic operating profit also declined from $45.7 million in 1994 to $30.4 million in 1995. Operating profit declined by 33% reflecting a 2% decrease in the average yield, 4% lower volume and modestly higher average transportation costs, partially offset by lower administrative costs. The volume decline reflected the impact of the trucking strike in the second quarter of 1994, which served to substantially increase weight shipped in that period.

International expedited freight services revenues in 1995 of $698.6 million represented a $156.5 million (29%) increase over the $542.2 million reported in 1994. International operating profit amounted to $28.3 million in 1995, 20% higher than the 1994 level, principally due to a 25% favorable change in expedited freight services weight shipped, partially offset by higher transportation costs. The increase in volume is mainly attributed to the growth in the world-wide flow of international expedited freight services and the expansion of company-owned operations.

Revenues from other activities during 1995 increased 68% or $76.2 million to $188.0 million, due to an increase in custom clearance and a continued expansion of ocean freight services.

Other operating income decreased $1.3 million to $1.5 million in 1996 from $2.8 million in 1995 and decreased $0.4 million in 1995 from $3.2 million in 1994. Other operating income principally includes foreign exchange transaction gains and losses. The changes in other operating income for the comparable periods are due to fluctuations in such gains and losses.

Foreign Operations
A portion of the Burlington Group's financial results is derived from activities in several foreign countries, each with a local currency other than the U.S. dollar. Because the financial results of the Burlington Group are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The Burlington Group's international activity is not concentrated in any single currency, which limits the risks of foreign currency rate fluctuation. In addition, these rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The Burlington Group routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Company, on behalf of the Burlington Group, uses foreign currency forward contracts to hedge the risk associated with such transactions. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. In addition, cumulative translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. A subsidiary in Brazil operates in such a highly inflationary economy.

The Burlington Group is subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, controls on repatriation of earnings and capital, nationalization, political instability, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Burlington Group cannot be predicted.

Corporate Expenses
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Burlington Group based upon utilization and other methods and criteria which management believes to be an equitable and a reasonable estimate of the costs attributable to the Burlington Group. These allocations were $7.4 million, $4.8 million and $4.7 million in 1996, 1995 and 1994, respectively.

The increase in the corporate expense allocation during 1996 is primarily due to additional services provided to the Burlington Group by corporate office personnel combined with the relocation of the Company's corporate headquarters to Richmond, Virginia, during September 1996. The costs of this move, including moving expenses, employee relocation, severance pay and temporary employee costs, amounted to $2.9 million. Approximately, $1 million of these costs were attributed to the Burlington Group.

Other Operating Income
Other operating income decreased $1.3 million to $1.5 million in 1996 from $2.8 million in 1995 and decreased $0.4 million in 1995 from $3.2 million in 1994. Other operating income principally includes foreign exchange transaction gains and losses, and the changes for the comparable periods are due to fluctuations in such gains and losses.

Interest Income
Interest income decreased $1.9 million to $2.5 million in 1996 from $4.4 million in 1995, which was $2.3 million higher than the $2.1 million level in 1994. The fluctuations in both years are primarily attributed to interest income earned from amounts owed by the Minerals Group of $1.8 million and $3.4 million in 1996 and 1995, respectively.

Interest Expense
Interest expense for 1996 decreased $1.0 million to $4.1 million from $5.1 million in 1995. Interest expense for 1995 increased $1.3 million to $5.1 million from $3.8 million in 1994. The higher level of interest in 1996 and 1995, as compared to 1994, is primarily due to significantly higher average borrowings, a significant portion of which resulted from the Burlington Group's expansion of international operations.

Other Income (Expense), Net
In 1996, other net expense increased by $0.3 million to a net expense of $2.0 million. In 1995, other net expense increased $0.1 million compared to 1994.

Income Taxes
In 1996, 1995 and 1994, the provision for income taxes exceeded the statutory federal income tax rate of 35% primarily due to provisions for state income taxes and goodwill amortization, partially offset by lower taxes on foreign income.


FINANCIAL CONDITION

A portion of the Company's corporate assets and liabilities has been attributed to the Burlington Group based upon utilization of the shared services from which assets and liabilities are generated. Management believes this attribution to be an equitable and a reasonable estimate of the cost attributable to the Burlington Group.

Corporate assets, which were allocated to the Burlington Group consisted primarily of pension assets and deferred income taxes and amounted to $17.6 million at December 31, 1996 and $32.4 million at December 31, 1995.

Cash Provided By Operating Activities
Cash provided by operating activities totaled $63.1 million in 1996, an increase of $23.6 million from $39.5 million in 1995. Although net income increased $1.0 million, higher non-cash charges, included in net income, and lower funding required for operating assets and liabilities, led to an additional $23.6 million in cash generated during the year.

Capital Expenditures
Cash capital expenditures for 1996 totaled $61.3 million and an additional $0.4 million of expenditures were made through capital and operating leases. In addition, $2.1 million was allocated to the Burlington Group for corporate expenditures primarily related to the purchase of the Company's new corporate headquarters. Cash capital expenditures totaled $32.4 million in 1995 and an additional $2.4 million of expenditures were made through capital and operating leases. Capital expenditures made during 1996 included expenditures to acquire new facilities, to expand global network systems and to purchase three aircraft which were previously held under long-term operating leases.

Gross capital expenditures in 1997 are currently expected to approximate $65 million, of which approximately $5 million is currently expected to be financed through leases. The 1997 estimated expenditures approximate the 1996 level of gross expenditures. The expenditures at Burlington will relate to the support of new facilities and the implementation of new information systems providing improved efficiency and service.

Other Investing Activities
Other investing activities, primarily outlays for aircraft heavy maintenance, required net funding of $17.7 million in 1996 compared to $19.6 million in the prior year. Cash outlays for heavy maintenance amounted to $23.4 million in 1996, $1.0 million higher than in 1995. Burlington anticipates spending approximately $24 million on aircraft heavy maintenance in 1997.

Financing
The Burlington Group intends to fund capital expenditures through cash flow from operating activities or through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements, short-term borrowing arrangements or repayments from the Minerals Group.

The Company has a $350.0 million revolving credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million. During the second quarter of 1996, the maturity date of both the term loan and the revolving credit portion of the Facility was extended to May 31, 2001. Interest on borrowings under the Facility is payable at rates based on prime, certificate of deposit, Eurodollar or money market rates. No portion of the total amount outstanding under the Facility at December 31, 1996 or 1995 was attributed to the Burlington Group.

The 4% debentures, due July 1, 1997, are attributed to the Burlington Group and are expected to be repaid from borrowings under the Facility.

Under the terms of some of its debt instruments, the Company has agreed to various restrictions relating to the payment of dividends, the repurchase of capital stock, the maintenance of consolidated net worth and the amount of additional debt which may be incurred. Allowable restricted payments for dividends and stock repurchases aggregated $255.8 million at December 31, 1996. Under the terms of the Facility, the Company has agreed to maintain at least $400.0 million of Consolidated Net Worth, as defined, and can incur additional indebtedness of approximately $560 million.

Debt
Total debt outstanding for the Burlington Group amounted to $61.6 million at December 31, 1996 and $60.8 million at year-end 1995. During 1996, there was a net cash outflow before financing of $15.9 million. Requirements for common stock repurchases, dividends and costs associated with the Brink's Stock Proposal, offset in part by debt repayments from the Minerals Group and proceeds from the exercise of stock options, resulted in an $8.0 million decrease in cash balances.

Related Party Transactions
At December 31, 1996, under an interest bearing borrowing arrangement, the Minerals Group owed the Burlington Group $7.7 million, a $12.2 million decrease from the $19.9 million owed at December 31, 1995.

At December 31, 1996, the Burlington Group owed the Minerals Group $24.3 million for tax payments representing Minerals Group's tax benefits utilized by Burlington in accordance with the Company's tax sharing policy, of which $11.0 million is expected to be paid within one year. The Burlington Group paid the Minerals Group $14.9 million for the utilization of such tax benefits during 1996.

Off-balance Sheet Instruments
The Burlington Group utilizes various off-balance sheet financial instruments, as discussed below, to hedge foreign currency and other market exposures. The risk that counterparties to such instruments may be unable to perform is minimized by limiting the counterparties to major financial institutions. The Burlington Group does not expect any losses due to such counterparty default.

Foreign currency forward contracts--The Company, on behalf of the Burlington Group, enters into foreign currency forward contracts with a duration of up to 45 days as a hedge against liabilities denominated in various currencies. These contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the liabilities being hedged. At December 31, 1996, the total notional value of foreign currency forward contracts outstanding was $1.1 million. As of such date, the fair value of the foreign currency forward contracts was not significant.

Fuel contracts--The Company, on behalf of the Burlington Group, has hedged a portion of its jet fuel requirements through several commodity option transactions that are intended to protect against significant increases in jet fuel prices. At December 31, 1996, these transactions aggregated 18.0 million gallons and are applicable throughout the first half of 1997. The fair value of these fuel hedge transactions may fluctuate over the course of the contract period due to changes in the supply and demand for oil and refined products. Thus, the economic gain or loss, if any, upon settlement of the contracts may differ from the fair value of the contracts at an interim date. At December 31, 1996, the fair value of these contracts was not significant.

Interest rate contracts--In connection with the aircraft leasing transactions by Burlington, the Company has entered into an interest rate swap agreement. This variable to fixed interest rate swap agreement has a notional value of $30 million and fixes the Company's interest rate at 7.05% until January 2,1998. Given the decline in the base variable rate subsequent to when the agreement was entered into, the cost to the Company to terminate the agreement would have been $0.6 million on December 31, 1996.

Contingent Liabilities
Under the Coal Industry Retiree Health Benefit Act of 1992 (the "Health Benefit Act"), the Company and its majority-owned subsidiaries at July 20, 1992, including certain companies of the Burlington Group are jointly and severally liable with certain companies of the Minerals Group and of the Brink's Group for the costs of health care coverage provided for by that Act. For a description of the Health Benefit Act and a calculation of certain of such costs, see Note 13 to the Company's consolidated financial statements. At this time, the Company expects the Minerals Group to generate sufficient cash flow to discharge its obligations under the Act.

In April 1990, the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ("Tankport") in Jersey City, New Jersey, which operations were sold in 1983. Under the settlement agreement, the Company is obligated to pay 80% of the remediation costs. Based on data available to the Company and its environmental consultants, the Company estimates its portion of the cleanup costs on an undiscounted basis using existing technologies to be between $6.9 million and $17.0 million over a period of up to five years. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which the cleanup will be conducted. The cleanup estimates have been modified from prior years' in light of cost inflation. The estimate of costs and the timing of payments could change as a result of changes to the remediation plan required, changes in the technology available to treat the site, unforseen circumstances existing at the site and additional cost inflation.

The Company commenced insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. In August 1995, the District Court ruled on various Motions for Summary Judgment. In its decision, the Court found favorably for the Company on several matters relating to the comprehensive general liability policies but concluded that the pollution liability policies did not contain pollution coverage for the types of claims associated with the Tankport site. The Company appealed the District Court's decision to the Third Circuit. However, management and its outside legal counsel continue to believe that recovery of a substantial portion of the cleanup costs ultimately will be probable of realization. Accordingly, it is the Company's belief that, based on estimates of potential liability and probable realization of insurance recoveries, the Company would be liable for approximately $1.4 million based on the Court's decision and related developments of New Jersey law.

Capitalization
On January 18, 1996, the shareholders of the Company approved the Brink's Stock Proposal, resulting in the modification of the capital structure of the Company to include an additional class of common stock. The outstanding shares of Pittston

Services Group Common Stock ("Services Stock") were redesignated as Pittston Brink's Group Common Stock ("Brink's Stock") on a share-for-share basis, and a new class of common stock, designated as Burlington Stock, was distributed on the basis of one-half of one share of Burlington Stock for each share of Services Stock previously held by shareholders of record on January 19, 1996.

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

The redesignation of the Company's common stock as Brink's Stock and the distribution of Burlington Stock as a result of the approval of the Brink's Stock Proposal did not result in any transfer of assets or liabilities of the Company or any of its subsidiaries. Holders of all three classes of stock are shareholders of the Company, which continues to be responsible for all liabilities. Therefore, financial developments affecting the Brink's Group, the Burlington Group or the Minerals Group that affect the Company's financial condition could affect the results of operations and financial condition of all three Groups.

The change in the capital structure of the Company had no effect on the Company's total capital, except as to expenses incurred in the execution of the Brink's Stock Proposal. Since the approval of the Proposal, capitalization of the Company has been affected by the share activity related to each of the classes of common stock.

In November 1995, the Board authorized a revised share repurchase program which allowed for the purchase, from time to time, of up to 1,500,000 shares of Brink's Stock, 1,500,000 shares of Burlington Stock and 1,000,000 shares of Minerals Stock, not to exceed an aggregate purchase price of $45.0 million; such shares to be purchased from time to time in the open market or in private transactions, as conditions warrant. Prior to the revised program, 401,900 shares of Services Stock were repurchased at an aggregate cost of $9.6 million, of which 145,800 shares at an aggregate cost of $3.4 million were repurchased in 1995. On an equivalent basis, repurchases totaled 200,950 at an aggregate cost attributed to the Burlington Group of $3.2 million, with repurchases of 72,900 shares at an attributed cost of $1.1 million in 1995. No additional repurchases were made during the remainder of 1995 subsequent to the implementation of the revised program. During 1996, the Company repurchased 75,600 shares of Burlington Stock at a cost of $1.4 million. The program to acquire shares remains in effect in 1997.

The Company has the authority to issue up to 2,000,000 shares of preferred stock, par value $10 per share. In January, 1994, the Company issued $80.5 million (161,000 shares) of Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock"), convertible into Minerals Stock. The Convertible Preferred Stock, which is attributable to the Minerals Group, pays an annual cumulative dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available; therefore, when, as and if declared by the Board and bears a liquidation preference of $500 per share, plus attributed an amount equal to accrued and unpaid dividends thereon.

In 1994, the Board authorized the repurchase, from time to time, of up to $15 million of the Convertible Preferred Stock. Subsequent to this authorization and through October 1995, 24,720 shares at a total cost of $9.6 million had been repurchased, of which 16,370 shares at a cost of $6.3 million were repurchased in 1995. In November 1995, the Board authorized an increase in the remaining repurchase authority to $15 million. No additional share repurchases were made during the remainder of 1995 subsequent to the increased authorization. In 1996, 20,920 shares at a cost of $7.9 million were repurchased. The program to acquire shares remains in effect in 1997, and in February 1997, the Board authorized an increase in the remaining repurchase authority to $15 million.

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

During 1996 and 1995, on an equivalent basis, the Board declared and the Company paid dividends on Burlington Stock of 24 cents and 22 cents per share, respectively.

In 1996 and 1995, dividends paid on the Convertible Preferred Stock were $3.8 million and $4.3 million, respectively.

Pittston Minerals Group
--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

The financial statements of the Pittston Minerals Group (the "Minerals Group") include the balance sheets, results of operations and cash flows of the Pittston Coal Company ("Coal Operations") and Pittston Mineral Ventures ("Mineral Ventures") operations of The Pittston Company (the "Company"), and a portion of the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The Minerals Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate allocations reflected in these financial statements are determined based upon methods which management believes to be an equitable allocation of such expenses and credits. The accounting policies applicable to the preparation of the Minerals Group's financial statements may be modified or rescinded at the sole discretion of the Company's Board of Directors (the "Board") without the approval of the shareholders, although there is no intention to do so.

The Company will provide to holders of the Pittston Minerals Group Common Stock ("Minerals Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the Minerals Group in addition to consolidated financial information of the Company. Notwithstanding the attribution of assets and liabilities (including contingent liabilities) between the Minerals Group and the Pittston Brink's Group (the "Brink's Group") and the Pittston Burlington Group (the "Burlington Group") for the purpose of preparing their financial statements, this attribution and the change in the capital structure of the Company as a result of the approval of the Brink's Stock Proposal, as described in the Company's proxy statement dated December 15, 1995, did not result in any transfer of assets or liabilities of the Company or any of its subsidiaries. Holders of Minerals Stock are shareholders of the Company, which continues to be responsible for all liabilities. Therefore, financial developments affecting the Minerals Group, the Brink's Group or the Burlington Group that affect the Company's financial condition could affect the results of operations and financial condition of all three Groups. Accordingly, the Company's consolidated financial statements must be read in connection with the Minerals Group's financial statements.

The following discussion is a summary of the key factors management considers necessary in reviewing the Minerals Group's results of operations, liquidity and capital resources. This discussion must be read in conjunction with the financial statements and related notes of the Minerals Group and the Company.

RESULTS OF OPERATIONS

                                                    Years Ended December 31
(In thousands)                                   1996         1995         1994
--------------------------------------------------------------------------------
Net sales:
  Coal Operations                           $ 677,393      706,251      779,504
  Mineral Ventures                             19,120       16,600       15,494
--------------------------------------------------------------------------------
Net sales                                   $ 696,513      722,851      794,998
================================================================================
Operating profit (loss):
  Coal Operations                           $  20,034       23,131      (83,451)
  Mineral Ventures                              1,619          207        1,134
--------------------------------------------------------------------------------
  Segment operating profit (loss)              21,653       23,338      (82,317)
  General corporate expense                    (6,555)      (7,266)      (6,845)
--------------------------------------------------------------------------------
Operating profit (loss)                     $  15,098       16,072      (89,162)
================================================================================

In 1996, the Minerals Group reported net income of $10.7 million, compared to net income of $14.0 million in 1995. Operating profit totaled $15.1 million in 1996 compared with $16.1 million in the prior year. Net sales during 1996 decreased $26.3 million (4%) compared to the corresponding period in 1995. Operating profit and net income during 1996 included three significant items (related to Coal Operations): a $35.7 million benefit from the settlement of the Evergreen case at an amount lower than previously accrued ($23.2 million after-tax); a $29.9 million charge related to the adoption of a new accounting standard regarding the impairment of long-lived assets ($19.5 million after-tax); and an $11.7 million benefit from the reversal of excess restructuring liabilities ($7.6 million after-tax). Excluding the three items mentioned above, Coal Operations would have recorded operating profit of $2.7 million for 1996 and the Minerals Group would have had a net loss of $0.6 million for 1996.

The Minerals Group earned $14.0 million of net income in 1995, compared to a net loss of $52.9 million in 1994. Results in 1994 included charges of $58.1 million and $90.8 million, affecting net income and operating profit, respectively, for asset writedowns and accruals for costs related to facility shutdowns at Coal Operations. Excluding the 1994 charges, net income increased by $8.8 million in 1995. This increase resulted primarily from sales of assets and a favorable litigation accrual as well as a significant tax benefit, offset in part by an increase in net interest expense and nonoperating expenses.

Coal Operations
The following is a table of selected financial data for Coal Operations on a comparative basis:

                                                        Years Ended December 31
(In thousands)                                      1996        1995       1994
================================================================================
Net sales                                      $ 677,393     706,251    779,504

Cost of sales                                    693,505     683,621    760,966
Selling, general and administrative               24,261      22,415     26,294
Restructuring and other (credits) charges,
  including litigation accrual                   (47,299)       --       90,806
--------------------------------------------------------------------------------
Total costs and expenses                         670,467     706,036    878,066
--------------------------------------------------------------------------------
Other operating income, net                       13,108      22,916     15,111
--------------------------------------------------------------------------------
Operating profit (loss)                        $  20,034      23,131    (83,451)
================================================================================
Coal sales (tons):
  Metallurgical                                    8,124       8,607      9,884
  Utility and industrial                          14,847      15,789     18,198
--------------------------------------------------------------------------------
Total coal sales                                  22,971      24,396     28,082
================================================================================
Production/purchased (tons):
  Deep                                             3,930       3,982      4,857
  Surface                                         11,151      12,934     15,107
  Contract                                         1,621       1,941      2,364
--------------------------------------------------------------------------------
                                                  16,702      18,857     22,328
Purchased                                          5,762       6,047      5,826
--------------------------------------------------------------------------------
Total                                             22,464      24,904     28,154
================================================================================

Coal Operations had an operating profit of $20.0 million in 1996 compared to an operating profit of $23.1 million in 1995. Operating profit for 1996 included a benefit of $35.7 million from the settlement of the Evergreen case at an amount lower than previously accrued in 1993 and a benefit from excess restructuring liabilities of $11.7 million. These benefits were offset, in part, by a $29.9 million charge related to the adoption of a new accounting standard regarding the impairment of long-lived assets. The charge is included in cost of sales ($26.3 million) and selling, general and administrative expenses ($3.6 million). All three of these items are discussed in greater detail below. Operating profit in 1996 was also impacted by a decrease in other operating income of $9.8 million, primarily due to decreases in gains from the sale of coal assets which generated $11.9 million in 1995.

Coal Operations' operating profit amounted to $23.1 million in 1995, compared to the $83.5 million operating loss recorded in 1994. The operating loss in 1994 included $90.8 million of charges for asset writedowns and accruals for costs related to facility shutdowns. Excluding the charges for asset writedowns and accruals from the 1994 results, operating profit from Coal Operations increased by $15.8 million in 1995.

Coal Operations' operating profit, excluding restructuring (credits) charges, the effects of the Evergreen Settlement and the adoption of SFAS No. 121, is analyzed as follows:

                                                         Years Ended December 31
(In thousands)                                        1996       1995       1994
================================================================================
Net coal sales (a)                                $670,121    702,864    777,758
Current production cost of coal sold (a)           634,754    648,383    723,967
--------------------------------------------------------------------------------
Coal margin                                         35,367     54,481     53,791
Non-coal margin                                      2,177        749        324
Other operating income, net                         13,108     22,916     15,111
--------------------------------------------------------------------------------
Margin and other income                             50,652     78,146     69,226
--------------------------------------------------------------------------------
Other costs and expenses:
  Idle equipment and closed mines                    1,044      9,980      4,854
  Inactive employee cost                            26,300     22,620     30,723
  Selling, general and administrative               20,625     22,415     26,294
--------------------------------------------------------------------------------
Total other costs and expenses                      47,969     55,015     61,871
--------------------------------------------------------------------------------
Operating profit (before restructuring
  and other (credits) charges) (b)                $  2,683     23,131      7,355
================================================================================
Coal margin per ton:
  Realization                                     $  29.17      28.81      27.70
  Current production costs                           27.63      26.58      25.78
--------------------------------------------------------------------------------
Coal margin                                       $   1.54       2.23       1.92
================================================================================

(a) Excludes non-coal components.

(b) Restructuring and other (credits) charges in 1996 consist of an impairment loss related to the adoption of SFAS No. 121 of $29,948 ($26,312 in cost of sales and $3,636 in selling, general and administrative expenses), a gain from the settlement of the Evergreen case of $35,650 at an amount lower than previously accrued and a benefit from excess restructuring liabilities of $11,649. Both the gain from the Evergreen case and the benefit from excess restructuring liabilities are included in Coal Operations' operating profit as "Restructuring and other (credits) charges, including litigation accrual". Restructuring and other (credits) charges in 1994 consist of $90,806 in restructuring charges.

Sales volume of 23.0 million tons in 1996 was 1.4 million tons less than the
24.4 million tons sold in 1995. Metallurgical coal sales decreased by 0.5 million tons (6%) in 1996 to 8.1 million tons compared to the prior year period. Steam coal sales decreased by 0.9 million tons (6%) in 1996 to 14.9 million tons compared to the prior year period. Steam coal sales represented 65% of the total sales volume for both 1996 and 1995.

Total coal margin of $35.4 million for 1996 represented a decrease of $19.1 million (35%) from the 1995 coal margin of $54.5 million. The decline in coal margin primarily reflects a $1.05 per ton (4%) increase in the current production cost of coal sold which was partially offset by a $0.36 per ton (1%) increase in realization. Coal margin was also negatively impacted by a decrease in 1996 in tons of coal sold from 24.4 million to 23.0 million. The increase in average realization per ton was mainly due to export metallurgical coal pricing. For the contract year that began April 1, 1996, export metallurgical coal prices only increased slightly over those in effect at April 1, 1995, which were significantly improved over the April 1, 1994 prices. As a result, the export metallurgical realization for 1996 as compared to 1995 benefited from higher first quarter realization (1995 contract prices versus 1994 contract prices) and from additional export tonnage shipped. Domestic steam coal pricing, mostly priced according to long-term contracts, improved modestly as contract escalations were mostly offset by lower priced spot sales. Coal Operations is currently in negotiations with a majority of its metallurgical customers for the contract year which begins on April 1, 1997. Expectations are that metallurgical prices will not vary significantly from the current 1996 contract year pricing levels.

The increase in the current production cost per ton of coal sold for 1996 is due to higher company surface mine and purchased coal costs which were only partially offset by lower company deep mine and contract coal costs as well as a state tax credit for coal produced in Virginia. Current production costs in 1996 were also negatively impacted by higher fuel prices and increases in employee benefits and reclamation and environmental costs. Production for 1996 totaled
16.7 million tons, a decrease of 11% from 1995, principally reflecting reductions in production due to mine sales and closures in 1995. Surface mine production accounted for 67% and 69% of the total production volume in 1996 and 1995, respectively. Productivity of 37.6 tons per man day represents a slight increase from 1995.

Beginning in 1996, the amount of coal produced in Virginia generates tax credits under the Commonwealth of Virginia's newly enacted law, the "Coalfield Employment Enhancement Tax Credit." This law, which is effective from January 1, 1996 through December 31, 2001, provides Virginia coal producers with a refundable credit against taxes imposed by the Commonwealth for coal produced in Virginia. Coal Operations generated approximately $3 million in credits in 1996 to be realized in future years.

Non-coal margin for 1996 increased by $1.4 million from 1995, reflecting higher gas prices. Other operating income, including sales of properties and equipment and third party royalties, amounted to $13.0 million in 1996, $9.8 million less than 1995. The higher level of income recorded in 1995 reflects gains of $11.9 million from the sale of coal assets.

Idle equipment and closed mine costs decreased by $8.9 million in 1996. Idle equipment expenses were reduced from the prior period level as a result of Coal Operations' improved equipment management program. Additionally, costs for 1995 were adversely impacted by the idling of two surface mines. Inactive employee costs, which primarily represent long-term employee liabilities for pension and retiree medical cost, increased by $3.8 million to $26.3 million in 1996. The unfavorable variance is due to the use of lower long-term interest rates to calculate the present value of the long-term liabilities in 1996. In addition, inactive employee costs in 1995 include a benefit of $2.5 million from a favorable litigation decision.

Selling, general and administrative expenses continued to decline in 1996 as a result of cost control efforts implemented in 1995. These costs decreased $2.0 million (or 9%) in 1996 over the 1995 year.

Total coal margin of $54.5 million for 1995 increased by $0.7 million (1%) from 1994, as a $1.11 per ton increase in realization was only partially offset by an $0.80 per ton increase in production costs on a lower production volume.

Sales volume of 24.4 million tons in 1995 was 3.7 million tons less than the
28.1 million tons sold in 1994. Steam coal sales decreased by 2.4 million tons to 15.8 million tons and metallurgical coal sales declined by 1.3 million tons to 8.6 million tons compared to the prior year. Steam coal sales represented 65% of total volume in 1995, as in 1994.

Coal margin per ton increased to $2.23 in 1995 from $1.92 for 1994 caused by a $1.11 (4%) per ton increase in realization partially offset by a $0.80 (3%) per ton increase in current production costs. The average realization increase was largely due to an increase in metallurgical coal pricing. Export metallurgical coal prices increased substantially in the coal contract year which began on April 1, 1995, compared to the prior year level, with realizations generally increasing by $4.00 to $5.50 per metric ton, depending upon coal quality. Domestic steam coal markets were depressed in 1995, with spot pricing at exceptionally low levels. However, the majority of Coal Operations' steam coal sales were, in 1995, and continue to be sold under long-term contracts.

The current production cost of coal sold in 1995 increased over the 1994 level largely stemming from higher mining costs and an increase in the cost of purchased coal. Production in 1995 totaled 18.9 million tons, a 16% decrease compared to the 22.3 million tons produced in 1994, principally reflecting the scheduled reduction in underground mine production during 1994 and early 1995, and the idling of surface steam coal mines. Production costs in 1995 benefited from a reduction in property taxes associated with certain properties. The property tax reduction was approximately $2.5 million in 1995. Surface production accounted for 69% and 68% of total production volume in 1995 and 1994, respectively. Productivity of 37 tons per man day represented a 5% increase over the 1994 level.

Other operating income, primarily reflecting sales of properties and equipment and third party royalties, amounted to $22.9 million in 1995, $7.8 million higher than in 1994. The favorable change in 1995 primarily reflects additional income from property dispositions.

Idle equipment and closed mine costs increased by $5.1 million in 1995, primarily reflecting higher idle equipment costs due to the idling of two surface mines in 1995. Inactive employee costs, which primarily represent long-term employee liabilities for pension and retiree medical costs, were reduced by $8.1 million to $22.6 million in 1995. The reduction primarily reflects the use of higher long-term interest rates used to calculate the present value of the long-term liabilities at the beginning of 1995 compared to those used in 1994. In addition, reduced costs reflected the continued decline in black lung claims and a $2.5 million benefit recorded from a favorable litigation decision which reduced previously accrued employee benefits.

Selling, general and administrative expenses in 1995 declined by $3.9 million compared to the 1994 level. Expenses were reduced as a result of cost control efforts, as well as the benefit from the full year impact of the consolidation of administrative functions subsequent to the acquisition in early 1994 of substantially all the coal mining operations and coal sales contracts of Addington Resources, Inc. ("Addington").

The market for metallurgical coal, for much of the past fifteen years, has been characterized by weak demand from primary steel producers and intense competition from foreign coal producers, especially those in Australia and Canada. Metallurgical coal sales contracts are typically subject to annual price negotiations, which increase the risk of market forces. As a result of these conditions in the metallurgical coal markets, Coal Operations decreased its exposure to this business by selecting to participate only in those higher-margin metallurgical markets which generate acceptable profitability. Simultaneously with that business decision, management conducted a review of the economic viability of its metallurgical coal assets in early 1994 and determined that four underground mines were no longer economically viable and should be closed, resulting in significant economic impairment to three related preparation plants. In addition, it was determined that one surface steam coal mine, the Heartland mine, which provided coal to Alabama Power under a long-term sales agreement, would be closed due to rising costs caused by unfavorable geological conditions.

As a result of these decisions, Coal Operations incurred pretax charges of $90.8 million ($58.1 million after-tax) in the first quarter of 1994, which included a reduction in the carrying value of these assets and related accruals for mine closure costs. These charges included asset writedowns of $46.5 million which reduced the book carrying value of such assets to what management believes to be their net realizable value based on either estimated sales or leasing of such property to unrelated third parties. In addition, the charges included $3.8 million for required lease payments owed to lessors for machinery and equipment that would be idled as a result of the mine and facility closures. The charges also included $19.3 million for mine and plant closure costs which represented estimates of reclamation and other environmental costs to be incurred to bring the properties in compliance with federal and state mining and environmental laws. This charge was required due to the premature closing of the mines. The charge also included $21.2 million in contractually or statutorily required employee severance and other benefit costs associated with terminated and inactive employees, at these facilities.

Of the four underground mines included in the asset writedown, two ceased coal production in 1994 and one ceased coal production in 1996. Also, in 1994, Coal Operations reached agreement with Alabama Power Company to transfer the coal sales contract serviced by the Heartland mine to another location in West Virginia. The Heartland mine ceased coal production during 1994 and final reclamation and environmental work is complete. By early 1995, two of the three related preparation plants had also closed. At the beginning of 1994 there were approximately 750 employees involved in operations and other administrative support at the facilities included in the 1994 charge. Employment at these facilities was reduced by 52% to approximately 360 employees at December 31, 1994; by 81% to approximately 140 employees at December 31, 1995; and by 87% to approximately 100 employees at December 31, 1996.

The initiation in 1996 of the previously discussed Virginia tax credit, along with favorable labor negotiations and improved metallurgical contract pricing over 1994, led management to open three new underground coal mines in southwest Virginia during late 1996 and to reactivate one coal preparation and loading facility. When in full operation in 1997, these mines will annually produce approximately 1 million tons of premium grade metallurgical coal. Based on current reserve estimates, the mines will have an anticipated operating life of six to eight years. In addition, management decided to continue operating the last of the four underground mines and one related coal preparation and loading facility included in the 1994 charge.

As a result of these decisions and favorable workers' compensation claim development for closed mines, a portion of the restructuring reserve established in 1994 was no longer required. Accordingly, Coal Operations reversed $11.7 million ($7.6 million after-tax) of its restructuring reserve during the year. This amount includes $4.8 million related to estimated mine and plant closure costs, primarily reclamation, and $6.9 million in employee severance and other benefit costs.

Although coal production has ceased at the mines remaining in the accrual, Coal Operations will incur reclamation and environmental costs for several years to bring these properties into compliance with federal and state environmental laws. In addition, employee termination and medical costs will continue to be incurred for several years after the facilities have been closed. The significant portion of these employee liabilities is for statutorily provided workers' compensation costs for inactive employees. Such benefits include indemnity and medical costs as required under state workers' compensation laws. The long payment periods are based on continued, and, in some cases, lifetime indemnity and medical payments to injured former employees and their surviving spouses. Management believes that the reserve, as adjusted, at December 31, 1996, should be sufficient to provide for these future costs. Management does not anticipate material additional future charges to operating earnings for these facilities, although continual cash funding will be required over the next several years.

The following table analyzes the changes in liabilities during the last three years for facility closure costs recorded as restructuring and other charges:

                                                             Employee
                                                   Mine  Termination,
                                      Leased        and       Medical
                                   Machinery      Plant           and
                                         and    Closure     Severance
(In thousands)                     Equipment      Costs         Costs      Total
================================================================================
Balance January 1, 1994               $3,092     28,434        34,217     65,743
Additions                              3,836     19,290        21,193     44,319
Payments (a)                           3,141      9,468        12,038     24,647
--------------------------------------------------------------------------------
Balance December 31, 1994              3,787     38,256        43,372     85,415
Payments (b)                           1,993      7,765         7,295     17,053
Other reductions (c)                     576      1,508          --        2,084
--------------------------------------------------------------------------------
Balance December 31, 1995              1,218     28,983        36,077     66,278
Reversals                               --        4,778         6,871     11,649
Payments (d)                             842      5,499         3,921     10,262
Other reductions (c)                    --        6,267          --        6,267
--------------------------------------------------------------------------------
Balance December 31, 1996             $  376     12,439        25,285     38,100
================================================================================

(a) Of the total payments made, in 1994, $8,672 was for liabilities recorded in years prior to 1993, $5,822 was for liabilities recorded in 1993 and $10,153 was for liabilities recorded in 1994.

(b) Of the total payments made in 1995, $6,424 was for liabilities recorded in years prior to 1993, $2,486 was for liabilities recorded in 1993 and $8,143 was for liabilities recorded in 1994.

(c) These amounts represent the assumption of liabilities by third parties as a result of sales transactions.

(d) Of the total payments made in 1996, $5,119 was for liabilities recorded in years prior to 1993, $485 was for liabilities recorded in 1993, $4,658 was for liabilities recorded in 1994.

During the next 12 months, expected cash funding of these charges will be approximately $6 to $10 million. Management estimates that the remaining liability for leased machinery and equipment will be fully paid over the next year. The liability for mine and plant closure costs is expected to be satisfied over the next ten years, of which approximately 49% is expected to be paid over the next two years. The liability for employee related costs, which is primarily workers' compensation, is estimated to be 44% settled over the next four years with the balance paid during the following five to ten years.

In October 1992, the Coal Industry Retiree Health Benefit Act of 1992 (the "Health Benefit Act") was enacted as part of the Energy Policy Act of 1992. The Health Benefit Act established rules for the payment of future health care benefits for thousands of retired union mine workers and their dependents. The Health Benefit Act established a trust fund to which "signatory operators" and "related persons", including the Company and certain of its subsidiaries (the "Pittston Companies"), are jointly and severally liable for annual premiums for assigned beneficiaries, together with a pro rata share for certain beneficiaries who never worked for such employers ("unassigned beneficiaries"), in amounts determined on the basis set forth in the Health Benefit Act. For 1996, 1995 and 1994, these amounts, on a pretax basis, were approximately $10.4 million, $10.8 million, and $11.0 million, respectively. The Company believes that the annual cash funding under the Health Benefit Act for the Pittston Companies' assigned beneficiaries will continue at approximately $10 million per year for the next several years and should begin to decline thereafter as the number of such assigned beneficiaries decreases.

Based on the number of beneficiaries actually assigned by the Social Security Administration, the Company estimates the aggregate pretax liability relating to the Pittston Companies' assigned beneficiaries remaining at December 31, 1996 at approximately $210 million, which when discounted at 8% provides a present value estimate of approximately $90 million.

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

In February 1990, Coal Operations and the UMWA entered into a collective bargaining agreement that resolved a labor dispute and related strike of Coal Operations by UMWA-represented employees that began on April 5, 1989. As part of the agreement, the Coal Operations agreed to make a $10.0 million lump sum payment to the 1950 Benefit Trust Fund and to renew participation in the 1974 Pension and Benefit Trust Funds at specified contribution rates. These aspects of the agreement were subject to formal approval by the trustees of the funds. The trustees did not accept the terms of the agreement and, therefore, payments were made to escrow accounts for the benefit of union employees. Under the new 1994 Agreement, the Coal Operations agreed to continue participation in the 1974 Pension Plan at specified contribution rates, again subject to trustee approval.

In 1988, the trustees of the above-mentioned pension and benefit trust funds (the "Trust Funds") established under collective bargaining agreements with the UMWA brought an action (the "Evergreen Case") against the Company and a number of its coal subsidiaries in the United States District Court for the District of Columbia, claiming that the defendants are obligated to contribute to such Trust Funds in accordance with the provisions of the 1988 and subsequent National Bituminous Coal Wage Agreements, to which neither the Company nor any of its subsidiaries is a signatory. In 1993, the Minerals Group recognized in its financial statements the potential liability that might have resulted from an ultimate adverse judgment in the Evergreen Case.

In late March 1996, a settlement was reached in the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows: approximately $25.8 million upon dismissal of the Evergreen Case and the remainder of $24.0 million in installments of $7.0 million in 1996 and $8.5 million in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Company. The second payment of $7.0 million was paid in August 1996, and was funded through cash provided by operating activities. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan.

As a result of the settlement of the Evergreen Case at an amount lower than those previously accrued, the Minerals Group recorded a benefit of approximately $35.7 million ($23.2 million after-tax) in the first quarter of 1996 in its financial statements.

In 1996, the Minerals Group adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires companies to review assets for impairment whenever circumstances indicate that the carrying amount for an asset may not be recoverable. SFAS No. 121 resulted in a pre-tax charge to earnings for Coal Operations of $29.9 million ($19.5 million after-tax), of which $26.3 million was included in cost of sales and $3.6 million was included in selling, general and administrative expenses. Assets for which the impairment loss was recognized consisted of property, plant and equipment, advanced royalties and goodwill. These assets primarily related to mines scheduled for closure in the near term and idled facilities and related equipment.

Mineral Ventures
The following is a table of selected financial data for Mineral Ventures on a comparative basis:

(Dollars in thousands, except                           Years Ended December 31
per ounce data)                                    1996        1995        1994
================================================================================
Stawell Gold Mine
  Gold sales                                   $ 19,071      16,449      15,360
  Other revenue                                      49         151         134
--------------------------------------------------------------------------------
Net sales                                        19,120      16,600      15,494
Cost of sales                                    13,898      12,554      10,620
Selling, general and administrative               1,124       1,025       1,122
--------------------------------------------------------------------------------
Total costs and expenses                         15,022      13,579      11,742
--------------------------------------------------------------------------------
Operating profit-Stawell Gold Mine                4,098       3,021       3,752
Other operating expense, net                     (2,479)     (2,814)     (2,618)
--------------------------------------------------------------------------------
Operating profit                               $  1,619         207       1,134
================================================================================
Stawell Gold Mine:
  Mineral Ventures' 50% direct share:
   Ounces sold                                   45,957      40,302      38,626
   Ounces produced                               45,443      40,606      38,986
  Average per ounce sold (US$):
   Realization                                 $    415         408         398
   Cash cost                                        287         297         273
================================================================================

The operating profit of Mineral Ventures, primarily a 67% direct and indirect interest in the Stawell gold mine ("Stawell") in western Victoria, Australia, amounted to $1.6 million in 1996 an increase of $1.4 million from the 1995 level. Mineral Ventures' 50% direct interest in operating profit provided $1.1 million of the increase and reflects the benefits of an additional 5.7 thousand ounces sold (14% increase), a $10 per ounce decrease in the cost of gold sold and a $7 per ounce increase in the selling price of gold. Stawell's cost of gold in 1996 was negatively impacted by four lost time accidents, but still improved over 1995's cost which was high due to adverse geological conditions at the mine. Other operating expense, net, which includes equity earnings from joint ventures and gold exploration costs, decreased by $0.3 million, primarily due to Stawell's improved performance, and accounted for the improvement in other operating expense. Gold exploration costs, essentially unchanged from 1995, are being incurred by Minerals Ventures in Nevada and Australia with its joint venture partner.

Mineral Ventures earned an operating profit of $0.2 million in 1995, a decrease of $0.9 million from the level reported in 1994. The unfavorable change reflects lower profits from Stawell, which experienced adverse geological conditions in 1995 that led to the production of lower ore grade and higher production costs and an increase in exploration costs.

At December 31, 1996, remaining recoverable proven and probable gold reserves at the Stawell mine were estimated at 531,000 ounces. The joint venture also has exploration rights in the highly prospective district around the mine.

In addition, Mineral Ventures has a 17% indirect interest in the Silver Swan base metals property in Western Australia. During the second quarter of 1996, it was formally announced that this nickel deposit will be developed as an underground mine with production expected to commence in mid-1997. As of December 31, 1996, the main production decline has reached 1,257 meters and the surface facilities were 60% complete.

Foreign Operations
A portion of the Minerals Group's financial results is derived from activities in Australia, which has a local currency other than the U.S. dollar. Because the financial results of the Minerals Group are reported in U.S. dollars, they are affected by the changes in the value of the foreign currency in relation to the U.S. dollar.

Rate fluctuations may adversely affect transactions which are denominated in the Australian dollar. The Minerals Group routinely enters into such transactions in the normal course of its business. The Company, on behalf of the Minerals Group, from time to time uses foreign currency exchange forward contracts to hedge the risks associated with certain transactions denominated in the Australian dollar. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged.

Corporate Expenses
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Minerals Group based upon utilization and other methods and criteria which management believes to be an equitable and a reasonable estimate of the cost attributable to the Minerals Group. These allocations were $6.6 million, $7.3 million and $6.8 million in 1996, 1995 and 1994, respectively.

The decrease in the corporate expense allocation to the Mineral's Group during 1996 is primarily due to a decrease in services provided to the Minerals Group by corporate office personnel partially offset by the relocation of the Company's corporate headquarters to Richmond, Virginia, during September 1996. The costs of this move in 1996, including moving expenses, employee relocation, severance pay and temporary employee costs, amounted to $2.9 million. Approximately $.9 million of these costs were attributed to the Minerals Group.

Other Operating Income
Other operating income decreased $9.4 million to $13.4 million in 1996 from $22.8 million in 1995 and increased $7.5 million in 1995 from $15.3 million in 1994. Other operating income for the Minerals Group principally includes royalty income and gains and losses from sales of coal assets. The decrease in 1996 compared to 1995 was largely due to decreased income from sales of coal assets in 1996.

Interest Income
Interest income increased $0.2 million to $0.8 million in 1996 from $0.6 million in 1995, which was $0.4 million higher than the $0.2 million level in 1994.

Interest Expense
Interest expense in 1996 increased $0.2 million to $10.7 million from $10.5 million in 1995 and increased $4.0 million in 1995 from $6.5 million in 1994. Interest expense increased in 1996 due to higher average borrowings under revolving credit facilities. Interest expense in 1996, 1995 and 1994 included a portion of the Company's interest expense related to borrowings from the Company's term loan and revolving credit lines which was attributed to the Minerals Group. The amount of interest expense attributed to the Minerals Group for 1996, 1995 and 1994 was $7.5 million, $6.3 million and $4.4 million, respectively. In addition, interest expense includes charges on borrowings from the Brink's Group and Burlington Group. In 1996, Minerals interest expense included $2.6 million paid to Brink's and Burlington, as compared to $3.4 million in 1995.

Other Income (Expense), Net
Other income (expense), net, was a net expense of $1.8 million $1.1 million and $0.9 million in 1996, 1995 and 1994, respectively.

Income Taxes
In 1996 and 1995, a credit for income taxes was recorded despite the Minerals Group's generation of a pretax profit, due to the tax benefits of percentage depletion which can be used by the Company. In 1994, the credit for income taxes was higher than the amount that would have been recognized using the statutory federal income tax rate of 35% due to the tax benefits of percentage depletion and a reduction in the valuation allowance for deferred tax assets.

FINANCIAL CONDITION

A portion of the Company's corporate assets and liabilities has been attributed to the Minerals Group based upon utilization of the shared services from which assets and liabilities are generated. Management believes this attribution to be an equitable and a reasonable estimate of the costs attributable to the Minerals Group.

Corporate assets which were allocated to the Minerals Group consisted primarily of pension assets and deferred income taxes and amounted to $89.4 million and $77.5 million at December 31, 1996 and 1995, respectively.

Cash Provided By Operating Activities
Cash provided by operating activities amounted to $19.8 million in 1996 compared to $26.3 million in 1995. Net income, noncash charges and changes in operating assets and liabilities in 1996 were significantly affected by three items, a benefit from the settlement of the Evergreen case at an amount less than originally accrued, a charge related to SFAS 121, and a benefit from the reversal of excess restructuring liabilities. These items had no effect on cash generated by operations except that the second Evergreen Case settlement payment of $7.0 million was paid from operating cash in the third quarter of 1996. The initial payment of $25.8 million related to the Evergreen case settlement was entirely funded by an escrow account previously established by the Company. The amount previously escrowed and accrued was included in "Short-term investments" and "Accrued liabilities" on the Minerals Group's balance sheet. Cash flow from operating activities in 1996 and 1995 was also positively impacted for tax payments received from the Burlington and Brink's Groups, in the amounts of $14.9 million and $14.5 million, respectively. Such payments represent Minerals Group's tax benefits utilized by the Burlington and Brink's Group and settled in accordance with the Company's tax sharing policy. Funding requirements for long-term inactive employee liabilities amounted to approximately $45 million in 1996, compared to $50 million in 1995. Funding requirements for restructuring charges are expected to be approximately $6 million to $10 million during the next twelve months.

The Minerals Group intends to fund any cash requirements during 1997 with anticipated cash flows from operations. Shortfalls, if any, will be financed through the Company's revolving credit agreements or borrowings from the Brink's and Burlington Groups.

Capital Expenditures
Cash capital expenditures for 1996 and 1995 totaled $23.6 million and $22.3 million, respectively, excluding equipment expenditures that have been or are expected to be financed through capital and operating leases. In 1996, Mineral Ventures and Coal Operations spent $2.7 million and $19.1 million, respectively, and $1.8 million was allocated to the Minerals Group for corporate expenditures primarily related to the purchase of the Company's new corporate headquarters. Additional expenditures financed through capital and operating leases amounted to $10.6 million and $8.7 million in 1996 and 1995, respectively. Approximately 81% of the gross capital expenditures in 1996 were incurred by Coal Operations segment. The majority of expenditures were for replacement and maintenance of current ongoing business operations. Gross expenditures made by Mineral Ventures operations approximated 11% of the Minerals Group's total capital expenditures and were primarily costs incurred for project development.

Gross capital expenditures are currently expected to approximate $68 million, of which approximately $40 million is currently expected to be financed through leases. The 1997 estimated expenditures are $35 million higher than the 1996 level of gross capital expenditures. The increase mainly reflects additional investments in existing mines as well as investment in new mines.

Other Investing Activities
Other investing activities provided net cash of $3.1 million in 1996. In 1995, other investing activities provided net cash of $16.7 million, primarily due to $18.9 million in proceeds from coal asset dispositions.

Financing
The Minerals Group intends to fund capital expenditures through cash flow from operating activities or through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements, short-term borrowings arrangements or borrowings from the Brink's and Burlington Groups.

The Company has a $350.0 million revolving credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million. During the second quarter of 1996, the maturity date of both the term loan and the revolving credit portion of the Facility was extended to May 31, 2001. Interest on borrowings under the Facility is payable at rates based on prime, certificate of deposit, Eurodollar or money market rates. At December 31, 1996, borrowings of $100.0 million were outstanding under the term loan portion of the Facility and $23.2 million of additional borrowings were outstanding under the remainder of the Facility. All borrowings under the Facility were attributed to the Minerals Group.

Under the terms of some of its debt instruments, the Company has agreed to various restrictions relating to the payment of dividends, the repurchase of capital stock, the maintenance of consolidated net worth and the amount of additional debt which may be incurred. Allowable restricted payments for dividends and stock repurchases aggregated $255.8 million at December 31, 1996. Under the terms of the Facility, the Company has agreed to maintain at least $400.0 million of Consolidated Net Worth, as defined, and can incur additional indebtedness of approximately $560 million.

Debt
Total debt outstanding for the Minerals Group amounted to $125.0 million at December 31, 1996, and $102.1 million at year-end 1995. During 1996, there was a net cash outflow before financing of $0.7 million. The reduction of intercompany debt, repurchase of stock, and the payment of dividends resulted in net additional borrowings of $21.9 million and a decrease of $1.6 million in cash balances at year-end. At December 31, 1996, $123.2 million of the Company's long-term debt was attributed to the Minerals Group. The debt primarily relates to the Minerals Group's Addington acquisition in 1994, which was financed with a term loan under the Facility.

Related Party Transactions
At December 31, 1996, under interest bearing borrowing arrangements, the Minerals Group owed the Brink's Group $24.0 million, an increase of $6.1 million from the $17.9 million owed at December 31, 1995. The Minerals Group also owed the Burlington Group $7.7 million, $12.2 million less than the prior year-end amount.

At year-end 1996, the Brink's Group owed the Minerals Group $18.8 million for tax benefits, of which $10.0 million is expected to be paid within one year. Also at December 31, 1996, the Burlington Group owed the Minerals Group $24.3 million for tax benefits, of which $11.0 million is expected to be paid in one year.

Off-balance Sheet Instruments
The Minerals Group utilizes off-balance sheet financial instruments, as discussed below, to hedge foreign currency and other market exposures. The risk that counterparties to such instruments may be unable to perform is minimized by limiting he counterparties to major financial institutions. The Company does not expect any losses due to such counterparty default.

Gold contracts--In order to protect itself against downward movements in gold prices, the Minerals Group hedges a portion of its recoverable proven and probable reserves primarily through forward sales contracts. At December 31, 1996, 37,808 ounces of gold, representing approximately 14% of the Minerals Group's recoverable proven and probable reserves, were sold forward under forward sales contracts that mature periodically through early-1998. Because only a portion of its future production is currently sold forward, the Minerals Group can take advantage of increases, if any, in the spot price of gold. At December 31, 1996, the fair value of the Minerals Group's forward sales contracts amounted to $3.2 million.

Interest rate contracts--In 1994, the Company entered into a standard three year variable to fixed interest rate swap agreement on a portion of the Company's U.S. dollar term loan. This agreement fixed the Company's interest rate at 5% on initial borrowings of $40.0 million in principal. The principal amount to which the 5% interest rate applies declines periodically throughout the term of the agreement, and at December 31, 1996, this rate applied to borrowings of $5.0 million in principal. During 1995, the Company entered into two other variable to fixed interest rate swap agreements. One agreement fixes the Company's interest rate at 5.80% on $20.0 million in principal for a term of three years. The other agreement fixes the Company's interest rate at 5.66% for a term of 21 months on $20.0 million in principal. During 1996, the Company entered into a variable to fixed interest rate swap agreement which fixes the Company's interest rate at 4.9% on initial borrowings of $5.0 million in principal. The principal amount increases by $5.0 million each quarter through the first quarter of 1998. The principal amount to which the 4.9% interest rate applied as of December 31, 1996 was $15.0 million. All of these agreements have been attributed to the Minerals Group.

Contingent Liabilities
In April 1990, the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ("Tankport") in Jersey City, New Jersey, which operations were sold in 1983. Under the settlement agreement, the Company is obligated to pay 80% of the remediation costs.

Based on data available to the Company and its environmental consultants, the Company estimates its portion of the cleanup costs on an undiscounted basis using existing technologies to be between $6.9 million and $17.0 million over a period of up to five years. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which the cleanup will be conducted. The cleanup estimates have been modified from prior years' in light of cost inflation. The estimate of costs and the timing of payments could change as a result of changes to the remediation plan required, changes in the technology available to treat the site, unforseen circumstances existing at the site and additional cost inflation.

The Company commenced insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. In August 1995 the District Court ruled on various Motions for Summary Judgment. In its decision, the Court found favorably for the Company on several matters relating to the comprehensive general liability policies but concluded that the pollution liability policies did not contain pollution coverage for the types of claims associated with the Tankport site. The Company appealed the District Court's decision to the Third Circuit. However, management and its outside legal counsel continue to believe that recovery of a substantial portion of the cleanup costs ultimately will be probable of realization. Accordingly, it is the Company's belief that, based on estimates of potential liability and probable realization of insurance recoveries, the Company would be liable for approximately $1.4 million based on the Court's decision and related developments of New Jersey law.

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

The redesignation of the Company's common stock as Brink's Stock and the distribution of Burlington Stock as a result of the approval of the Brink's Stock Proposal did not result in any transfer of assets or liabilities of the Company or any of its subsidiaries. Holders of all three classes of stock are shareholders of the Company, which continues to be responsible for all liabilities. Therefore, financial developments affecting the Brink's Group, the Burlington Group or the Minerals Group that affect the Company's financial condition could affect the results of operations and financial condition of all three Groups. The changes in the capital structure of the Company had no effect on the Company's total capital, except as to expenses incurred in the execution of the Brink's Stock Proposal. Since the approval of the Brink's Stock Proposal, capitalization of the Company has been affected by the share activity related to each of the classes of common stock.

In November 1995, the Board authorized a revised share repurchase program which allows for the purchase, from time to time, of up to 1,500,000 shares of Brink's Stock, 1,500,000 shares of Burlington Stock and 1,000,000 shares of Minerals Stock, not to exceed an aggregate purchase price of $45.0 million; such shares to be purchased from time to time in the open market or in private transactions, as conditions warrant. Prior to the revised program of 117,300 shares of Minerals Stock were repurchased at an aggregate cost of $1.7 million, of which 78,800 shares were repurchased in 1995 at an aggregate cost of $0.9 million. No additional repurchases of Minerals Stock were made during the remainder of 1995 subsequent to the implementation of the revised program. No shares were purchased during 1996. The program to acquire shares remains in effect in 1997.

The Company has the authority to issue up to 2,000,000 shares of preferred stock, par value $10 per share. In January, 1994 the Company issued $80.5 million (161,000 shares) of Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock"), convertible into Minerals Stock. The Convertible Preferred Stock, which is attributable to the Minerals Group, pays an annual cumulative dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available; therefore, when, as and if declared by the Board bears a liquidation preference of $500 per share, plus an attributed amount equal to accrued and unpaid dividends thereon.

In 1994, the Board authorized the repurchase, from time to time, of up to $15 million of the Convertible Preferred Stock. Subsequent to this authorization and through October 1995, 24,720 shares at a total cost of $9.6 million had been repurchased, of which 16,370 shares at a cost of $6.3 million were repurchased in 1995. In November 1995, the Board authorized an increase in the remaining repurchase authority to $15 million. No additional share repurchases were made during the remainder of 1995 subsequent to the increased authorization. In 1996, 20,920 shares at a cost of $7.9 million were repurchased. The program to acquire shares remains in effect in 1997, and in February 1997, the Board authorized an increase in the remaining repurchase authority to $15 million.

Dividends
The Board intends to declare and pay dividends on Minerals Stock based on the earnings, financial condition, cash flow and business requirements of the Minerals Group. Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its public debt and bank credit agreements, losses incurred by the Brink's and Burlington Groups could affect the Company's ability to pay dividends in respect of stock relating to the Minerals Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount as defined in the Company's Articles of Incorporation. At December 31, 1996, the Available Minerals Dividend Amount was at least $22.1 million.

During 1996 and 1995, the Board declared and the Company paid dividends of 65 cents per share of Minerals Stock. In 1996 and 1995, dividends paid on the cumulative convertible preferred stock were $3.8 million and $4.3 million, respectively. Preferred dividends included on the Minerals Group's Statements of Operations for the years ended December 31, 1996 and 1995 are net of $2.1 million and $1.6 million, respectively, which was the excess of the carrying amount of the preferred stock over the cash paid to holders of the stock for repurchases made during each year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------
The Pittston Company and Subsidiaries
--------------------------------------------------------------------------------
STATEMENT OF MANAGEMENT RESPONSIBILITY
--------------------------------------------------------------------------------

The management of The Pittston Company (the "Company") is responsible for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles. Management has also prepared the other information in the annual report and is responsible for its accuracy.

In meeting our responsibility for the integrity of the consolidated financial statements, we maintain a system of internal controls designed to provide reasonable assurance that assets are safe guarded, that transactions are executed in accordance with management's authorization and that the accounting records provide a reliable basis for the preparation of the financial statements. Qualified personnel throughout the organization maintain and monitor these internal controls on an ongoing basis. In addition, the Company maintains an internal audit department that systematically reviews and reports on the adequacy and effectiveness of the controls, with management follow-up as appropriate.

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

--------------------------------------------------------------------------------
INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------

The Board of Directors and Shareholders
The Pittston Company

We have audited the accompanying consolidated balance sheets of The Pittston Company and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Pittston Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As more fully discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for impairment of long-lived assets in 1996.


KPMG PEAT MARWICK LLP

KPMG Peat Marwick LLP
Stamford, Connecticut

January 23, 1997

The Pittston Company and Subsidiaries
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                          December 31
(Dollars in thousands, except per share amounts)                                    1996         1995
======================================================================================================
ASSETS
Current assets:
Cash and cash equivalents                                                    $    41,217        52,823
Short-term investments                                                             1,856        29,334
Accounts receivable:
  Trade (Note 3)                                                                 439,642       397,043
  Other                                                                           32,609        40,278
------------------------------------------------------------------------------------------------------
                                                                                 472,251       437,321
  Less estimated amount uncollectible                                             16,116        16,075
------------------------------------------------------------------------------------------------------
                                                                                 456,135       421,246
Coal inventory                                                                    26,495        37,329
Other inventory                                                                   10,632         9,070
------------------------------------------------------------------------------------------------------
                                                                                  37,127        46,399
Prepaid expenses                                                                  32,798        31,556
Deferred income taxes (Note 6)                                                    49,557        55,335
------------------------------------------------------------------------------------------------------
Total current assets                                                             618,690       636,693

Property, plant and equipment, at cost (Notes 1 and 4)                           998,607       923,514
  Less accumulated depreciation, depletion and amortization                      457,756       437,346
------------------------------------------------------------------------------------------------------
                                                                                 540,851       486,168
Intangibles, net of amortization (Notes 1, 5 and 10)                             317,062       327,183
Deferred pension assets (Note 13)                                                124,241       123,743
Deferred income taxes (Note 6)                                                    58,690        72,343
Other assets                                                                     153,345       161,242
------------------------------------------------------------------------------------------------------
Total assets                                                                 $ 1,812,879     1,807,372
======================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                                                        $    31,669        37,063
Current maturities of long-term debt (Note 7)                                      5,450         7,280
Accounts payable                                                                 251,572       263,444
Accrued liabilities:
  Taxes                                                                           37,774        44,050
  Workers' compensation and other claims                                          33,557        42,010
  Payroll and vacation                                                            39,160        34,844
  Miscellaneous (Note 13)                                                        169,785       165,797
------------------------------------------------------------------------------------------------------
                                                                                 280,276       286,701
------------------------------------------------------------------------------------------------------
Total current liabilities                                                        568,967       594,488

Long-term debt, less current maturities (Note 7)                                 158,837       133,283
Postretirement benefits other than pensions (Note 13)                            226,697       219,895
Workers' compensation and other claims                                           116,893       125,894
Deferred income taxes (Note 6)                                                    15,075        17,213
Other liabilities                                                                119,703       194,620
Commitments and contingent liabilities (Notes 7, 11, 12, 13, 17 and 18)
Shareholders' equity (Notes 8 and 9):
  Preferred stock, par value $10 per share,
   Authorized: 2,000,000 shares $31.25 Series C Cumulative Preferred Stock,
   Issued: 1996--115,360 shares; 1995--136,280 shares                              1,154         1,362
  Pittston Brink's Group common stock, par value $1 per share:
   Authorized: 100,000,000 shares
   Issued: 1996--41,295,743 shares; 1995--41,573,743 shares                       41,296        41,574
  Pittston Burlington Group common stock, par value $1 per share:
   Authorized: 50,000,000 shares
   Issued: 1996--20,711,272; 1995--20,786,872                                     20,711        20,787
  Pittston Minerals Group common stock, par value $1 per share:
   Authorized:  20,000,000 shares
   Issued: 1996--8,405,908 shares; 1995--8,405,908 shares                          8,406         8,406
  Capital in excess of par value                                                 400,135       401,633
  Retained earnings                                                              273,118       188,728
  Equity adjustment from foreign currency translation                            (21,188)      (20,705)
  Employee benefits trust, at market value (Note 9)                             (116,925)     (119,806)
------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                       606,707       521,979
------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                   $ 1,812,879     1,807,372
======================================================================================================

See accompanying notes to consolidated financial statements.

The Pittston Company and Subsidiaries
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                  Years Ended December 31
(In thousands, except per share amounts)                 1996          1995          1994
=========================================================================================
Net sales                                         $   696,513       722,851       794,998
Operating revenues                                  2,410,131     2,203,216     1,872,277
-----------------------------------------------------------------------------------------
Net sales and operating revenues                    3,106,644     2,926,067     2,667,275
-----------------------------------------------------------------------------------------
Costs and expenses:
Cost of sales                                         707,497       696,295       771,586
Operating expenses                                  2,004,598     1,845,404     1,542,080
Selling, general and administrative expenses          292,718       263,365       244,330
Restructuring and other (credits) charges,
  including litigation accrual (Notes 14 and 17)      (47,299)         --          90,806
-----------------------------------------------------------------------------------------
Total costs and expenses                            2,957,514     2,805,064     2,648,802
-----------------------------------------------------------------------------------------
Other operating income, net (Note 15)                  17,377        26,496        24,400
-----------------------------------------------------------------------------------------
Operating profit                                      166,507       147,499        42,873
Interest income                                         3,487         3,395         2,513
Interest expense                                      (14,074)      (14,253)      (11,489)
Other expense, net                                     (9,224)       (6,305)       (5,572)
-----------------------------------------------------------------------------------------
Income before income taxes                            146,696       130,336        28,325
Provision for income taxes (Note 6)                    42,542        32,364         1,428
-----------------------------------------------------------------------------------------
Net income                                            104,154        97,972        26,897
Preferred stock dividends, net (Note 9)                (1,675)       (2,762)       (3,998)
-----------------------------------------------------------------------------------------
Net income attributed to common shares            $   102,479        95,210        22,899
=========================================================================================

Pittston Brink's Group (Note 1):
Net income attributed to common shares            $    59,695        51,093        41,489
=========================================================================================
Net income per common share                       $      1.56          1.35          1.10
=========================================================================================
Average common shares outstanding                      38,200        37,931        37,784

Pittston Burlington Group (Note 1):
Net income attributed to common shares            $    33,801        32,855        38,356
=========================================================================================
Net income per common share                       $      1.76          1.73          2.03
=========================================================================================
Average common shares outstanding                      19,223        18,966        18,892

Pittston Minerals Group (Note 1):
Net income (loss) attributed to common shares     $     8,983        11,262       (56,946)
=========================================================================================
Net income (loss) per common share:
Primary                                           $      1.14          1.45         (7.50)
Fully diluted                                            1.08          1.40         (7.50)
=========================================================================================
Average common shares outstanding:
Primary                                                 7,897         7,786         7,594
Fully diluted                                           9,906         9,999        10,000
=========================================================================================

See accompanying notes to consolidated financial statements.

The Pittston Company and Subsidiaries
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

Years Ended December 31, 1996, 1995 and 1994

                                                             Pittston    Pittston   Pittston
                                                    $31.25    Brink's  Burlington   Minerals
                                                  Series C      Group       Group      Group  Capital in
                                                Cumulative     Common      Common     Common   Excess of
                                                 Preferred      Stock       Stock      Stock   Par Value   Retained
(In thousands, except per share amounts)             Stock   (Note 1)    (Note 1)   (Note 1)    (Note 1)   Earnings
=====================================================================================================================
Balance at December 31, 1993                      $   --       41,429      20,715      8,281     334,196     98,290
Net income                                            --         --          --         --          --       26,897
Issuance of $31.25 Series C Cumulative
  Preferred Stock, net of cash expenses (Note 9)     1,610       --          --         --        75,472       --
Stock options exercised (Note 8)                      --          422         211        129       6,570       --
Tax benefit of stock options exercised (Note 6)       --         --          --         --         2,936       --
Foreign currency translation adjustment               --         --          --         --          --         --
Remeasurement of employee benefits trust              --         --          --         --       (10,449)      --
Shares released from employee benefits
  trust to employee benefit plan (Note 9)             --         --          --         --          (309)      --
Retirement of stock under share
  repurchase programs (Note 9)                         (84)      (256)       (128)       (20)     (8,749)      (718)
Other                                                 --         --          --         --             5       --
Cash dividends declared--Pittston Brink's
  Group $.09 per share, Pittston Burlington
  Group $.22 per share and Pittston
  Minerals Group $.65 per share and Series C
  Preferred Stock $27.09 per share (Note 9)           --         --          --         --          --      (16,730)
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                         1,526     41,595      20,798      8,390     399,672    107,739
Net income                                            --         --          --         --          --       97,972
Stock options exercised (Note 8)                      --          125          62         95       2,581       --
Tax benefit of stock options exercised (Note 6)       --         --          --         --           720       --
Foreign currency translation adjustment               --         --          --         --          --         --
Remeasurement of employee benefits trust              --         --          --         --         9,947       --
Shares released from employee benefits
  trust to employee benefit plan (Note 9)             --         --          --         --          (993)      --
Retirement of stock under share
  repurchase programs (Note 9)                        (164)      (146)        (73)       (79)    (10,294)       148
Cash dividends declared--Pittston Brink's
  Group $.09 per share, Pittston Burlington
  Group $.22 per share and Pittston
  Minerals Group $.65 per share and Series C
  Preferred Stock $31.25 per share (Note 9)           --         --          --         --          --      (17,131)
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                         1,362     41,574      20,787      8,406     401,633    188,728
Net income                                            --         --          --         --          --      104,154
Tax benefit of stock options exercised (Note 6)       --         --          --         --         1,734       --
Cost of Brink's Stock Proposal (Note 9)               --         --          --         --        (2,475)      --
Foreign currency translation adjustment               --         --          --         --          --         --
Remeasurement of employee benefits trust              --         --          --         --        20,481       --
Shares released from employee benefits
  trust (Notes 8 and 9)                               --         --          --         --        (7,659)      --
Retirement of stock under share
  repurchase programs (Note 9)                        (208)      (278)        (76)      --       (13,579)    (2,096)
Cash dividends declared--Pittston Brink's
  Group $.10 per share, Pittston Burlington
  Group $.24 per share, Pittston
  Minerals Group $.65 per share and Series C
  Preferred Stock $31.25 per share (Note 9)           --         --          --         --          --      (17,668)
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                      $  1,154     41,296      20,711      8,406     400,135    273,118
=====================================================================================================================

                                                     Equity
                                                 Adjustment
                                                from Foreign  Employee
                                                    Currency  Benefits
(In thousands, except per share amounts)         Translation     Trust
======================================================================
Balance at December 31, 1993                        (18,381)  (131,018)
Net income                                             --         --
Issuance of $31.25 Series C Cumulative
  Preferred Stock, net of cash expenses (Note 9)       --         --
Stock options exercised (Note 8)                       --         --
Tax benefit of stock options exercised (Note 6)        --         --
Foreign currency translation adjustment               4,105       --
Remeasurement of employee benefits trust               --       10,449
Shares released from employee benefits
  trust to employee benefit plan (Note 9)              --        2,940
Retirement of stock under share
  repurchase programs (Note 9)                         --         --
Other                                                  --         --
Cash dividends declared--Pittston Brink's
  Group $.09 per share, Pittston Burlington
  Group $.22 per share and Pittston
  Minerals Group $.65 per share and Series C
  Preferred Stock $27.09 per share (Note 9)            --         --
----------------------------------------------------------------------
Balance at December 31, 1994                        (14,276)  (117,629)
Net income                                             --         --
Stock options exercised (Note 8)                       --         --
Tax benefit of stock options exercised (Note 6)        --         --
Foreign currency translation adjustment              (6,429)      --
Remeasurement of employee benefits trust               --       (9,947)
Shares released from employee benefits
  trust to employee benefit plan (Note 9)              --        7,770
Retirement of stock under share
  repurchase programs (Note 9)                         --         --
Cash dividends declared--Pittston Brink's
  Group $.09 per share, Pittston Burlington
  Group $.22 per share and Pittston
  Minerals Group $.65 per share and Series C
  Preferred Stock $31.25 per share (Note 9)            --         --
----------------------------------------------------------------------
Balance at December 31, 1995                        (20,705)  (119,806)
Net income                                             --         --
Tax benefit of stock options exercised (Note 6)        --         --
Cost of Brink's Stock Proposal (Note 9)                --         --
Foreign currency translation adjustment                (483)      --
Remeasurement of employee benefits trust               --      (20,481)
Shares released from employee benefits
  trust (Notes 8 and 9)                                --       23,362
Retirement of stock under share
  repurchase programs (Note 9)                         --         --
Cash dividends declared--Pittston Brink's
  Group $.10 per share, Pittston Burlington
  Group $.24 per share, Pittston
  Minerals Group $.65 per share and Series C
  Preferred Stock $31.25 per share (Note 9)            --         --
----------------------------------------------------------------------
Balance at December 31, 1996                        (21,188)  (116,925)
======================================================================

See accompanying notes to consolidated financial statements.

The Pittston Company and Subsidiaries
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                               Years Ended December 31
(In thousands)                                              1996        1995        1994
==========================================================================================
Cash flows from operating activities:
Net income                                               $ 104,154      97,972      26,897
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Noncash charges and other write-offs                      29,948        --        46,793
  Depreciation, depletion and amortization                 114,618     106,369     101,856
  Provision for aircraft heavy maintenance                  32,057      26,317      26,598
  Provision (credit) for deferred income taxes              19,320      11,115     (17,777)
  Provision (credit) for pensions, noncurrent                  935      (3,762)     (1,128)
  Provision for uncollectible accounts receivable            7,687       5,762       4,532
  Equity in earnings of unconsolidated affiliates,
   net of dividends received                                (2,183)      2,306      (1,432)
  Gain on sale of property, plant and equipment             (1,470)     (5,162)     (3,569)
  Other operating, net                                      10,003       4,916       3,491
  Change in operating assets and liabilities, net of
   effects of acquisitions and dispositions:
    Increase in accounts receivable                        (45,991)    (38,628)    (85,734)
    Decrease (increase) in inventories                       9,271     (12,026)     (4,184)
    Increase in prepaid expenses                            (1,869)     (2,157)     (2,849)
    (Decrease) increase in accounts payable and
      accrued liabilities                                   (8,879)      3,111      69,033
    (Increase) decrease in other assets                     (7,907)        326         991
    (Decrease) increase in workers' compensation
      and other claims, noncurrent                          (9,002)    (15,212)      6,605
    Decrease in other liabilities                          (53,522)    (22,458)    (15,283)
    Other, net                                                (499)     (2,254)       (178)
------------------------------------------------------------------------------------------
Net cash provided by operating activities                  196,671     156,535     154,662
------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                (180,651)   (124,465)   (106,312)
Proceeds from disposal of property, plant and equipment     11,310      22,539       7,622
Aircraft heavy maintenance expenditures                    (23,373)    (22,356)    (15,333)
Acquisitions, net of cash acquired,
 and related contingency payments                           (4,078)     (3,372)   (163,262)
Other, net                                                   5,181       1,182       5,431
------------------------------------------------------------------------------------------
Net cash used by investing activities                     (191,611)   (126,472)   (271,854)
------------------------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                           28,642      29,866     117,332
Reductions of debt                                         (14,642)    (25,891)    (48,257)
Repurchase of stock of the Company                         (16,237)    (10,608)     (9,955)
Proceeds from exercise of stock options and
 employee stock purchase plan                                5,487       4,261       7,332
Dividends paid                                             (17,441)    (17,186)    (16,709)
Costs of stock proposals                                    (2,475)       --            (4)
Preferred stock issuance, net of cash expenses                --          --        77,359
------------------------------------------------------------------------------------------
Net cash (used) provided by financing activities           (16,666)    (19,558)    127,098
------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents       (11,606)     10,505       9,906
Cash and cash equivalents at beginning of year              52,823      42,318      32,412
------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                 $  41,217      52,823      42,318
==========================================================================================

See accompanying notes to consolidated financial statements.

The Pittston Company and Subsidiaries
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(Dollars in thousands, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
On January 18, 1996, the shareholders of The Pittston Company (the "Company") approved the Brink's Stock Proposal, as described in the Company's Proxy Statement dated December 15, 1995, resulting in the modification, effective as of January 19, 1996, of the capital structure of the Company to include an additional class of common stock. The outstanding shares of Pittston Services Group Common Stock, par value $1.00 per share ("Services Stock") were redesignated as Pittston Brink's Group Common Stock, par value $1.00 per share ("Brink's Stock") on a share-for-share basis, and a new class of common stock, designated as Pittston Burlington Group Common Stock, par value $1.00 per share ("Burlington Stock") was distributed on the basis of one-half of one share for each outstanding share of Services Stock. Holders of Pittston Minerals Group Common Stock, par value $1.00 per share, ("Minerals Stock") continue to be holders of such stock, which continues to reflect the performance of the Pittston Minerals Group (the "Minerals Group"). Brink's Stock is intended to reflect the performance of the Pittston Brink's Group (the "Brink's Group") and Burlington Stock is intended to reflect the performance of the Pittston Burlington Group (the "Burlington Group").

The Pittston Brink's Group consists of the Brink's, Incorporated ("Brink's") and Brink's Home Security, Inc. ("BHS") operations of the Company. The Pittston Burlington Group consists of the Burlington Air Express Inc. ("Burlington") operations of the Company. The Pittston Minerals Group consists of the Pittston Coal Company ("Coal Operations") and Pittston Mineral Ventures ("Mineral Ventures") operations of the Company. The approval of the Brink's Stock Proposal did not result in any transfer of assets or liabilities of the Company or any of its subsidiaries. The Company prepares separate financial statements for the Minerals, Brink's and Burlington Groups in addition to consolidated financial information of the Company.

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

Short-term Investments
Short-term investments primarily include funds set aside by the Company for certain obligations and are carried at cost which approximates market. These investments have original maturities in excess of three months and not exceeding one year.

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

Goodwill allocated to a potentially impaired asset will be identified with that asset in performing an impairment test in accordance with SFAS No. 121. If such tests indicate that an impairment exists, the carrying amount of the identified goodwill would be eliminated before making any reduction of the carrying amounts of impaired long-lived assets.

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

Pneumoconiosis (Black Lung) Expense
The Company acts as self-insurer with respect to almost all black lung benefits. Provision is made for estimated benefits based on annual actuarial reports prepared by outside actuaries. The excess of the present value of expected future benefits over the accumulated book reserves is recognized over the amortization period as a level percentage of payroll. Cumulative actuarial gains or losses are calculated periodically and amortized on a straight-line basis. Assumptions used in the calculation of the actuarial present value of black lung benefits are based on actual retirement experience of the Company's coal employees, black lung claims incidence for active miners, actual dependent information, industry turnover rates, actual medical and legal cost experience and projected inflation rates. As of December 31, 1996 and 1995, the actuarially determined value of estimated future black lung benefits discounted at 6% was approximately $57,000 and $60,400, respectively, and is included in workers' compensation and other claims. Based on actuarial data, the amount (credited) charged to operations was ($2,216) in 1996, ($1,402) in 1995 and $201 in 1994.
In addition, the Company accrued additional expenses for black lung benefits related to federal and state assessments, legal and administration expenses and other self insurance costs. These costs and expenses amounted to $1,849 in 1996, $2,569 in 1995 and $2,472 in 1994.

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

A portion of the Company's financial results is derived from activities in several foreign countries, each with a local currency other than the U.S. dollar. Because the financial results of the Company are reported in U.S. dollars, they are affected by the changes in the value of various foreign currencies in relation to the U.S. dollar. However, the Company's international activity is not concentrated in any single currency, which reduces the risks of foreign currency rate fluctuations.

Financial Instruments
The Company uses foreign currency forward contracts to hedge the risk of changes in foreign currency rates associated with certain transactions denominated in various currencies. Realized and unrealized gains and losses on these contracts, designated and effective as hedges, are deferred and recognized as part of the specific transaction hedged.

The Company also utilizes other financial instruments to protect against adverse price movements in gold, which the Company produces, and jet fuel products, which the Company consumes as well as interest rate changes on certain variable rate obligations. Gains and losses on these contracts, designated and effective as hedges, are deferred and recognized as part of the transaction hedged.

Revenue Recognition
Coal Operations--Coal sales are generally recognized when coal is loaded onto transportation vehicles for shipment to customers. For domestic sales, this generally occurs when coal is loaded onto railcars at mine locations. For export sales, this generally occurs when coal is loaded onto marine vessels at terminal facilities.

Mineral Ventures--Gold sales are recognized when products are shipped to a refinery. Settlement adjustments arising from final determination of weights and assays are reflected in sales when received.

Burlington--Revenues related to transportation services are recognized, together with related transportation costs, on the date shipments physically depart from facilities en route to destination locations. Financial statements resulting from existing recognition policies do not materially differ from the allocation of revenue between reporting periods based on relative transit times in each reporting period with expenses recognized as incurred.

Brink's--Revenues are recognized when services are performed.

BHS--Monitoring revenues are recognized when earned and amounts paid in advance are deferred and recognized as income over the applicable monitoring period, which is generally one year or less. Installation fee revenues are recognized to the extent of direct selling costs incurred and expensed. Installation fee revenues in excess of direct selling costs are deferred and recognized as income on a straight-line basis over ten years.

Net Income Per Common Share
Net income per common share for Brink's Stock and Burlington Stock is computed by dividing the net income for each Group by the weighted-average number of shares outstanding during the period. The potential dilution from the exercise of stock options is not material.

The computation of primary earnings per share for Minerals Stock is based on the weighted-average number of outstanding common shares divided into net income for the Minerals Group less preferred stock dividends. The computation of fully diluted earnings per common share for Minerals Stock assumes the conversion of the $31.25 Series C Cumulative Preferred Stock (issued in 1994) and additional shares assuming the exercise of stock options (antidilutive in the primary calculation) divided into net income for the Minerals Group. For 1994, the loss per share, assuming full dilution, is considered to be the same as primary since the effect of common stock equivalents and the preferred stock conversion would be antidilutive.

The shares of Brink's Stock, Burlington Stock and Minerals Stock held in The Pittston Company Employee Benefits Trust (Note 9) are not included in the net income per share calculations as they were evaluated for inclusion in those calculations under the treasury stock method and had no dilutive effect.

Use of Estimates
In accordance with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements. Actual results could differ from those estimates.

Accounting Changes
In 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires companies to review assets for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 resulted in a pretax charge to earnings in 1996 for the Company's Coal Operations of $29,948 ($19,466 after-tax), of which $26,312 was included in cost of sales and $3,636 was included in selling, general and administrative expenses. Assets for which the impairment loss was recognized consisted of property, plant and equipment, advanced royalties and goodwill. These assets primarily related to mines scheduled for closure in the near term and idled facilities and related equipment.

In 1996, the Company also adopted SFAS No. 123, "Accounting for Stock Based Compensation". SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 allows for the adoption of a fair value based method of accounting for all employee stock compensation plans or it allows entities to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". APB No. 25 requires the disclosure of net income and net income per share as if the fair value based method of accounting is applied. The Company has elected to continue to account for its stock compensation plans according to APB No. 25 with the disclosure of the impact on net income and net income per share as if the fair value based method of accounting is applied (Note 8).

2. FINANCIAL INSTRUMENTS

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and trade receivables. The Company places its cash and cash equivalents and short-term investments with high credit qualified financial institutions. Also, by policy, the Company limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographic areas.

The following details the fair values of financial instruments for which it is practicable to estimate the value:

Cash and cash equivalents and short-term investments
The carrying amounts approximate fair value because of the short maturity of these instruments.

Accounts receivable, accounts payable and accrued liabilities The carrying amounts approximate fair value because of the short-term nature of these instruments.

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

Foreign currency forward contracts--The Company enters into foreign currency forward contracts with a duration of up to 360 days as a hedge against liabilities denominated in various currencies. These contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the liabilities being hedged. At December 31, 1996, the total notional value of foreign currency forward contracts outstanding was $1,052 and the fair value was not significant.

Gold contracts--In order to protect itself against downward movements in gold prices, the Company hedges a portion of its recoverable proven and probable reserves primarily through forward sales contracts. At December 31, 1996, 37,808 ounces of gold, representing approximately 14% of the Company's recoverable proved and probable reserves, were sold forward under forward sales contracts that mature periodically through early-1998. Because only a portion of its future production is currently sold forward, the Company can take advantage of increases, if any, in the spot price of gold. At December 31, 1996, the fair value of the Company's forward sales contracts amounted to $3,233.

Fuel contracts--The Company has hedged a portion of its jet fuel requirements through several commodity option transactions that are intended to protect against significant increases in jet fuel prices. At December 31, 1996, these transactions aggregated 18.0 million gallons and are applicable throughout the first half of 1997. The fair value of these fuel hedge transactions may fluctuate over the course of the contract period due to changes in the supply and demand for oil and refined products. Thus, the economic gain or loss, if any, upon settlement of the contracts may differ from the fair value of the contracts at an interim date. At December 31, 1996, the fair value of these contracts was not significant.

Interest rate contracts--In connection with the aircraft leasing by Burlington, the Company has entered into an interest rate swap agreement. This variable to fixed interest rate swap agreement has a notional value of $30,000 that fixes the Company's interest rate at 7.05% through January 2, 1998. Given the decline in the base variable rate subsequent to when the agreement was entered into, the cost to the Company to terminate the agreement, would have been $575 at December 31, 1996.

As further discussed in Note 7, in 1994, 1995 and 1996, the Company entered into variable to fixed interest rate swap agreements. At December 31, 1996, the fair value of these contracts was not significant.

3. ACCOUNTS RECEIVABLE--TRADE

For each of the years in the three-year period ended December 31, 1996, the Company maintained agreements with financial institutions whereby it had the right to sell certain coal receivables to those institutions. Certain agreements contained provisions for sales with recourse. In 1996 and 1995, total coal receivables of $15,390 and $25,092, respectively, were sold under such agreements. As of December 31, 1996 and 1995, receivables sold which remained to be collected totaled $5,183 and $5,222, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consists of the following:

                                                               As of December 31
                                                           1996             1995
--------------------------------------------------------------------------------
Bituminous coal lands                                  $101,988          109,400
Land, other than coal lands                              31,190           27,605
Buildings                                               120,318           98,441
Machinery and equipment                                 745,111          688,068
--------------------------------------------------------------------------------
Total                                                  $998,607          923,514
================================================================================

The estimated useful lives for property, plant and equipment are as follows:

                                                                           Years
--------------------------------------------------------------------------------
Buildings                                                               10 to 50
Machinery and equipment                                                  2 to 30


Depreciation and depletion of property, plant and equipment aggregated $92,805 in 1996, $81,465 in 1995 and $74,270 in 1994.

Capitalized mine development costs totaled $8,144 in 1996, $10,118 in 1995 and $11,908 in 1994.

Changes in capitalized subscriber installation costs for home security systems included in machinery and equipment were as follows:

                                                        Years Ended December 31
                                                   1996        1995        1994
--------------------------------------------------------------------------------
Capitalized subscriber installation costs--
  beginning of year                           $ 105,336      81,445      65,785
Capitalized cost of security system
  installations                                  57,194      44,488      32,309
Depreciation, including amounts recognized
  to fully depreciate capitalized costs for
  installations disconnected during the
  year                                          (27,680)    (20,597)    (16,649)
--------------------------------------------------------------------------------
Capitalized subscriber installation costs--
  end of year                                 $ 134,850     105,336      81,445
================================================================================

New subscribers were approximately 98,500 in 1996, 82,600 in 1995 and 75,200 in 1994.

As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security system installations. This change in accounting principle is preferable because it more accurately reflects subscriber installation costs. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel (in the amount of $2,517 in 1996, $2,712 in 1995 and $2,645 in 1994) and costs incurred for maintaining facilities and vehicles dedicated to the installation process (in the amount of $2,022 in 1996, $1,813 in 1995 and $1,492 in 1994). The effect of this change in accounting principle was to increase operating profit of the Brink's Group in 1996, 1995 and 1994 by $4,539, $4,525 and $4,137, respectively, and net income of the Brink's

Group in 1996, 1995 and 1994 by $2,723, $2,720 and $2,486, respectively, or by
$0.07 per share in 1996, 1995 and 1994. Prior to January 1, 1992, the records needed to identify such costs were not available. Thus, it was impossible to accurately calculate the effect on retained earnings as of January 1, 1992. However, the Company believes the effect on retained earnings as of January 1, 1992, was immaterial.

Because capitalized subscriber installation costs for prior periods were not adjusted for the change in accounting principle, installation costs for subscribers in those years will continue to be depreciated based on the lesser amounts capitalized in prior periods. Consequently, depreciation of capitalized subscriber installation costs in the current year and until such capitalized costs prior to January 1, 1992 are fully depreciated will be less than if such prior periods' capitalized costs had been adjusted for the change in accounting. However, the Company believes the effect on net income in 1996, 1995 and 1994 was immaterial.

5. INTANGIBLES

Intangibles consist entirely of the excess of cost over fair value of net assets of businesses acquired and are net of accumulated amortization of $96,994 at December 31, 1996 and $86,420 at December 31, 1995. The estimated useful life of intangibles is generally forty years. Amortization of intangibles aggregated $10,560 in 1996, $10,352 in 1995 and $9,686 in 1994.

6. INCOME TAXES

The provision (credit) for income taxes consists of the following:

                              U.S.
                           Federal        Foreign          State          Total
--------------------------------------------------------------------------------
1996:
Current                   $  7,721         11,201          4,300         23,222
Deferred                    22,878         (3,731)           173         19,320
--------------------------------------------------------------------------------
Total                     $ 30,599          7,470          4,473         42,542
================================================================================
1995:
Current                   $ 10,717          6,039          4,493         21,249
Deferred                    13,797         (1,866)          (816)        11,115
--------------------------------------------------------------------------------
Total                     $ 24,514          4,173          3,677         32,364
================================================================================
1994:
Current                   $  7,563          5,956          5,686         19,205
Deferred                   (20,238)         2,696           (235)       (17,777)
--------------------------------------------------------------------------------
Total                     $(12,675)         8,652          5,451          1,428
================================================================================

The significant components of the deferred tax expense (benefit) were as follows:

                                                        Years Ended December 31
                                                     1996       1995       1994
--------------------------------------------------------------------------------
Deferred tax expense (benefit),exclusive
  of the components listed below                 $ 19,171     16,376    (16,869)
Net operating loss carryforwards                   (5,065)    (2,911)      (393)
Alternative minimum tax credits                     4,200     (2,603)     1,147
Change in the valuation allowance for
  deferred tax assets                               1,014        253     (1,662)
--------------------------------------------------------------------------------
Total                                            $ 19,320     11,115    (17,777)
================================================================================

The tax benefit for compensation expense related to the exercise of certain employee stock options for tax purposes in excess of compensation expense for financial reporting purposes is recognized as an adjustment to shareholders' equity.

The components of the net deferred tax asset as of December 31, 1996 and December 31, 1995 were as follows:

                                                             1996          1995
--------------------------------------------------------------------------------
Deferred tax assets:
Accounts receivable                                     $   5,305         5,344
Postretirement benefits other than pensions               100,444        95,777
Workers' compensation and other claims                     53,760        56,694
Other liabilities and reserves                             81,413       104,226
Miscellaneous                                              11,358        11,162
Net operating loss carryforwards                           16,668        11,603
Alternative minimum tax credits                            30,325        33,793
Valuation allowance                                        (9,460)       (8,446)
--------------------------------------------------------------------------------
Total deferred tax assets                                 289,813       310,153
--------------------------------------------------------------------------------
Deferred tax liabilities:
Property, plant and equipment                              50,968        52,598
Pension assets                                             49,273        48,669
Other assets                                               14,679        12,934
Investments in foreign affiliates                          10,090        11,478
Miscellaneous                                              71,631        74,009
--------------------------------------------------------------------------------
Total deferred tax liabilities                            196,641       199,688
--------------------------------------------------------------------------------
Net deferred tax asset                                  $  93,172       110,465
================================================================================

The valuation allowance relates to deferred tax assets in certain foreign and state jurisdictions.

Based on the Company's historical and expected taxable earnings, management believes it is more likely than not that the Company will realize the benefit of the existing deferred tax asset at December 31, 1996.

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% in 1996, 1995 and 1994 to the income (loss) before income taxes.

                                                        Years Ended December 31
                                                   1996        1995        1994
--------------------------------------------------------------------------------
Income (loss) before income taxes:
United States                                 $ 101,463      97,989     (16,517)
Foreign                                          45,233      32,347      44,842
--------------------------------------------------------------------------------
Total                                         $ 146,696     130,336      28,325
================================================================================
Tax provision computed at statutory
  rate                                        $  51,344      45,618       9,914
Increases (reductions) in taxes due to:
Percentage depletion                             (7,644)     (9,861)     (9,313)
State income taxes (net of federal
  tax benefit)                                    1,894       1,664       5,043
Goodwill amortization                             2,404       2,825       2,437
Difference between total taxes on
  foreign income and the U.S.
  federal statutory rate                         (6,384)     (6,261)     (6,111)
Change in the valuation allowance for
  deferred tax assets                             1,014         253      (1,662)
Miscellaneous                                       (86)     (1,874)      1,120
--------------------------------------------------------------------------------
Actual tax provision                          $  42,542      32,364       1,428
================================================================================

It is the policy of the Company to accrue deferred income taxes on temporary differences related to the financial statement carrying amounts and tax bases of investments in foreign subsidiaries and affiliates which are expected to reverse in the foreseeable future. As of December 31, 1996 and December 31, 1995 the unrecognized deferred tax liability for temporary differences of approximately $40,417 and $38,871, respectively, related to investments in foreign subsidiaries and affiliates that are essentially permanent in nature and not expected to reverse in the foreseeable future was approximately $14,146 and $13,605, respectively.

The Company and its domestic subsidiaries file a consolidated
U.S. federal income tax return.

As of December 31, 1996, the Company had $30,325 of alternative minimum tax credits available to offset future U.S. federal income taxes and, under current tax law, the carryforward period for such credits is unlimited.

The tax benefit of net operating loss carryforwards as at December 31, 1996 was $16,668 and related to various state and foreign taxing jurisdictions. The expiration periods primarily range from 5 to 15 years.

7. LONG-TERM DEBT

Total long-term debt consists of the following:

                                                              As of December 31
                                                                1996       1995
--------------------------------------------------------------------------------
Senior obligations:
U.S. dollar term loan due 2001 (year-end
  rate 5.97% in 1996 and 6.56% in 1995)                     $100,000     100,000
Revolving credit notes due 2001 (year-end
  rate 7.01% in 1996)                                         23,200        --
U.S. dollar term loan due 1996 (year-end
  rate 6.44% in 1995)                                           --         1,582
Canadian dollar term loan due 1999 (year-end
  rate 4.61% in 1996 and 7.50% in 1995)                        2,920       2,932
All other                                                     13,191      10,335
--------------------------------------------------------------------------------
                                                             139,311     114,849
--------------------------------------------------------------------------------
Subordinated obligations:
4% subordinated debentures due 1997                           14,348      14,348
--------------------------------------------------------------------------------
Obligations under capital  leases (average rate
  11.43% in 1996 and 10.10% in 1995)                           5,178       4,086
--------------------------------------------------------------------------------
Total long-term debt, less current maturities                158,837     133,283

Current maturities of long-term debt:
U.S. dollar term loan due 1996                                  --         1,869
Other senior obligations                                       3,324       3,201
Capital leases                                                 2,126       2,210
--------------------------------------------------------------------------------
Total current maturities of long-term debt                     5,450       7,280
--------------------------------------------------------------------------------
Total long-term debt including current maturities           $164,287     140,563
================================================================================

For the four years through December 31, 2001, minimum repayments of long-term debt outstanding are as follows:

                     1998              $   6,125
                     1999                  3,757
                     2000                  2,574
                     2001                124,328

The Company has a $350,000 revolving credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100,000 term loan and permits additional borrowings, repayments and reborrowings of up to an aggregate of $250,000. During the second quarter of 1996, the maturity date of both the term loan and the revolving credit portion of the Facility was extended to May 31, 2001. Interest on borrowings under the Facility is payable at rates based on prime, certificate of deposit, Eurodollar or money market rates. At December 31, 1996, borrowings, in addition to the $100,000 term loan, of $23,200 were outstanding.

In 1994, the Company entered into a standard three year variable to fixed interest rate swap agreement on a portion of the Company's U.S. dollar term loan. This agreement fixed the Company's interest rate at 5% on initial borrowings of $40,000 in principal. The principal amount to which the 5% interest rate applies declines periodically throughout the term of the agreement, and at December 31, 1996, this rate applied to borrowings of $5,000 in principal. During 1995, the Company entered into two other variable to fixed interest rate swap agreements. One agreement fixes the Company's interest rate at 5.80% on $20,000 in principal for a term of three years. The other agreement fixes the Company's interest rate at 5.66% for a term of 21 months on $20,000 in principal. During 1996, the Company entered into a variable to fixed interest rate swap agreement which fixes the Company's interest rate at 4.9% on initial borrowings of $5,000 in principal. The principal amount increases by $5,000 each quarter through the first quarter of 1998. The principal amount to which the 4.9% interest rate applied as of December 31, 1996 was $15,000.

The Canadian dollar term loan held by a wholly-owned indirect subsidiary of Burlington bears interest based on Canadian prime or Bankers' Acceptance rates or, if converted to a U.S. dollar loan, based on Eurodollar or Federal Funds rates. The loan is guaranteed by the Company.

The 4% subordinated debentures due July 1, 1997, are exchangeable only for cash, at the rate of $157.80 per $1,000 debenture. The debentures are redeemable at the Company's option, in whole or in part, at any time prior to maturity, at redemption prices equal to 100% of the principal amount. The Company plans to repay the debentures from borrowings under the long-term revolving credit facility. In 1995, the Company redeemed $300 in principal of its 4% subordinated debentures.

Various international subsidiaries maintain lines of credit and overdraft facilities aggregating approximately $131,800 with a number of banks on either a secured or unsecured basis. At December 31, 1996, $57,496 was outstanding under such agreements.

Under the terms of some of its debt instruments, the Company has agreed to various restrictions relating to the payment of dividends, the repurchase of capital stock, the maintenance of consolidated net worth, and the amount of additional funded debt which may be incurred. Allowable restricted payments for dividends and stock repurchases aggregated $255,810 at December 31, 1996. Under the terms of the Facility, the Company has agreed to maintain at least $400,000 of Consolidated Net Worth, as defined, and can incur additional indebtedness of approximately $560,000.

At December 31, 1996, the Company had outstanding unsecured letters of credit totaling $95,035 primarily supporting the Company's obligations under its various self-insurance programs and aircraft lease obligations.

8. STOCK OPTIONS

The Company has various stock-based compensation plans as described below.

Stock Option Plans
The Company grants options under its 1988 Stock Option Plan (the "1988 Plan") to executives and key employees and under its Non-Employee Directors' Stock Option Plan (the "Non-Employee Plan") to outside directors, to purchase common stock at a price not less than 100% of quoted market value at the date of grant. The 1988 Plan options can be granted with a maximum term of ten years and can vest within six months from the date of grant. The majority of grants made in 1996, 1995 and 1994 have a maximum term of six years and vest 100% at the end of the third year. The Non-Employee Plan options can be granted with a maximum term of ten years and can vest within six months from the date of grant. The majority of grants made in 1996, 1995 and 1994 have a maximum term of six years and vest ratably over the first three years. The total number of shares underlying options authorized for grant, but not yet granted, under the 1988 Plan is 2,460,981, 2,031,775 and 572,201 in Brink's Stock, Burlington Stock and Minerals Stock, respectively. Under the Non-Employee Plan, the total number of shares underlying options authorized for grant, but not yet granted, in Brink's Stock, Burlington Stock and Minerals Stock is 137,879, 134,164 and 35,400, respectively.

The Company's 1979 Stock Option Plan (the "1979 Plan") and the 1985 Stock Option Plan (the "1985 Plan") terminated in 1985 and 1988, respectively, except as to options still outstanding.

As part of the Brink's Stock Proposal (Note 1), the 1988 and Non-Employee Plans were amended to permit option grants to be made to optionees with respect to Brink's Stock or Burlington Stock, in addition to Minerals Stock. At the time of the approval of the Brink's Stock Proposal, a total of 2,383,422 shares of Services Stock were subject to options outstanding under the 1988 Plan, the Non-Employee Plan, the 1979 Plan and the 1985 Plan. Pursuant to antidilution provisions in the option agreements covering such plans, the Company converted these options into options for shares of Brink's Stock or Burlington Stock, or both, depending on the employment status and responsibilities of the particular optionee. In the case of optionees having Company-wide responsibilities, each outstanding Services Stock option was converted into options for both Brink's Stock and Burlington Stock. In the case of other optionees, each outstanding option was converted into a new option only for Brink's Stock or Burlington Stock, as the case may be. As a result, upon approval of the Brink's Stock Proposal, 1,749,822 shares of Brink's Stock and 1,989,466 shares of Burlington Stock were subject to options.

The table below summarizes the activity in all plans from December 31, 1993 to December 31, 1996.

                                                                      Aggregate
                                                                       Exercise
                                                           Shares         Price
--------------------------------------------------------------------------------
Pittston Services Group Common Stock Options:
Outstanding at December 31, 1993                        2,378,804    $   42,680
Granted                                                    73,000         2,018
Exercised                                                (421,302)       (5,567)
Forfeited or expired                                      (40,305)         (730)
--------------------------------------------------------------------------------
Outstanding at December 31, 1994                        1,990,197        38,401
Granted                                                   586,500        14,595
Exercised                                                (170,982)       (2,289)
Forfeited or expired                                       (7,293)         (179)
--------------------------------------------------------------------------------
Outstanding at December 31, 1995                        2,398,422        50,528
Exercised                                                 (15,000)         (206)
Converted in Brink's Stock Proposal                    (2,383,422)      (50,322)
--------------------------------------------------------------------------------
Outstanding at December 31, 1996                             --      $     --
================================================================================

Pittston Brink's Group Common Stock Options:
Outstanding at December 31, 1995                             --      $     --
Converted in Brink's Stock Proposal                     1,749,822        26,865
Granted                                                   369,000         9,527
Exercised                                                (166,211)       (1,800)
Forfeited or expired                                      (37,090)         (734)
--------------------------------------------------------------------------------
Outstanding at December 31, 1996                        1,915,521    $   33,858
================================================================================

Pittston Burlington Group Common Stock Options:
Outstanding at December 31, 1995                             --      $     --
Converted in Brink's Stock Proposal                     1,989,466        23,474
Granted                                                   439,750         7,972
Exercised                                                (318,123)       (2,905)
Forfeited or expired                                      (64,010)         (952)
--------------------------------------------------------------------------------
Outstanding at December 31, 1996                        2,047,083    $   27,589
================================================================================

Pittston Minerals Group Common Stock Options:
Outstanding at December 31, 1993                          623,498    $   11,023
Granted                                                    23,000           431
Exercised                                                (128,667)       (1,765)
Forfeited or expired                                      (10,508)         (118)
--------------------------------------------------------------------------------
Outstanding at December 31, 1994                          507,323         9,571
Granted                                                   258,300         2,665
Exercised                                                 (95,129)       (1,203)
Forfeited or expired                                      (72,697)       (1,674)
--------------------------------------------------------------------------------
Outstanding at December 31, 1995                          597,797         9,359
Granted                                                     3,800            47
Exercised                                                  (3,400)          (45)
Forfeited or expired                                      (15,450)         (229)
--------------------------------------------------------------------------------
Outstanding at December 31, 1996                          582,747    $    9,132
================================================================================

Options exercisable at the end of 1996, 1995 and 1994, respectively, on an equivalent basis, for Brink's Stock were 1,098,836, 957,063 and 770,677; for Burlington Stock were 1,033,647, 1,030,259 and 724,089; and, for Minerals Stock were 291,860, 214,163 and 271,815.

The following table summarizes information about stock options outstanding as of December 31, 1996.

                     ----------------------------------  -----------------------
                                          Stock Options           Stock Options
                                            Outstanding             Exercisable
--------------------------------------------------------------------------------
                                  Weighted
                                   Average
                                  Remaining    Weighted                Weighted
                                Contractual     Average                 Average
Range of                               Life    Exercise                Exercise
Exercise Prices         Shares      (Years)       Price     Shares        Price
--------------------------------------------------------------------------------
Brink's Group
$ 6.26 to  9.87        439,537         2.55   $    9.29    439,537    $    9.29
 10.55 to 13.79        119,521         3.16       11.77    119,521        11.77
 16.77 to 21.34        994,963         3.63       19.98    539,778        21.23
 25.57 to 29.50        361,500         5.38       25.82       --           N/A
--------------------------------------------------------------------------------
Total                1,915,521                           1,098,836
--------------------------------------------------------------------------------
Burlington Group
$ 5.00 to  7.51        332,227         1.48   $    6.95    332,227    $    6.95
  7.71 to 11.70        318,265         3.36        9.59    318,177         9.59
 13.41 to 16.32        888,993         4.26       15.06    317,359        16.18
 17.06 to 21.13        507,598         4.92       17.95     65,884        17.06
--------------------------------------------------------------------------------
Total                2,047,083                           1,033,647
--------------------------------------------------------------------------------
Minerals Group
$ 8.74 to 13.00        286,110         4.30   $   10.40     32,893    $   10.81
 13.43 to 18.63        111,637         3.08       15.18     99,637        14.78
 23.82 to 25.74        185,000         6.93       25.73    159,330        25.74
--------------------------------------------------------------------------------
Total                  582,747                             291,860
================================================================================

Employee Stock Purchase Plan
Under the 1994 Employee Stock Purchase Plan (the "Plan"), the Company is authorized to issue up to 750,000 shares of Brink's Stock, 375,000 shares of Burlington Stock and 250,000 shares of Minerals Stock, to its employees who have six months of service and who complete minimum annual work requirements. Under the terms of the Plan, employees may elect each six-month period (beginning January 1 and July 1), to have up to 10 percent of their annual earnings withheld to purchase the Company's stock. Employees may purchase shares of any or all of the three classes of Company common stocks. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market price. Under the Plan, the

Company sold 44,660 shares and 57,135 shares of Brink's Stock; 32,373 shares and 28,567 shares of Burlington Stock; and 29,831 shares and 44,098 shares of Minerals Stock, to employees during 1996 and 1995, respectively. The share amounts for Brink's Stock and Burlington Stock include the restatement for the Services Stock conversion under the Brink's Stock Proposal (Note 1).

Accounting for Plans
The Company has adopted the disclosure - only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", but applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the accompanying financial statements. Had compensation costs for the Company's plans been determined based on the fair value of awards at the grant dates, consistent with SFAS No. 123, the Company's net income and net income per share would approximate the pro forma amounts indicated below:

                                                                 1996       1995
--------------------------------------------------------------------------------
Net Income attributed to common shares
Pittston Company and Subsidiaries
  As Reported                                               $ 102,479     95,210
  Pro Forma                                                    99,628     93,455
Brink's Group
  As Reported                                                  59,695     51,093
  Pro Forma                                                    58,389     50,432
Burlington Group
  As Reported                                                  33,801     32,855
  Pro Forma                                                    32,528     32,098
Minerals Group
  As Reported                                                   8,983     11,262
  Pro Forma                                                     8,711     10,925
Net Income per common share
Brink's Group
  As Reported                                                    1.56       1.35
  Pro Forma                                                      1.53       1.33
Burlington Group
  As Reported                                                    1.76       1.73
  Pro Forma                                                      1.69       1.69
Minerals Group
  Primary, As Reported                                           1.14       1.45
  Primary, Pro Forma                                             1.10       1.40
  Fully Diluted, As Reported                                     1.08       1.40
  Fully Diluted, Pro Forma                                       1.05       1.37
================================================================================

Note: The pro forma disclosures shown may not be representative of the effects on reported net income in future years.

The fair value of each stock option grant used to compute pro forma net income and net income per share disclosures is estimated at the time of the grant using the Black-Scholes option-pricing model. The weighted-average assumptions used in the model are as follows:

                                                               1996        1995
--------------------------------------------------------------------------------
Expected dividend yield:
  Brink's Stock                                                0.4%        0.4%
  Burlington Stock                                             1.2%        1.2%
  Minerals Stock                                               4.8%        4.8%
Expected volatility:
  Brink's Stock                                                 30%         30%
  Burlington Stock                                              32%         32%
  Minerals Stock                                                37%         38%
Risk-Free interest rate:
  Brink's Stock                                                6.3%        5.8%
  Burlington Stock                                             6.3%        5.8%
  Minerals Stock                                               6.1%        5.7%
Expected term (in years):
  Brink's Stock                                                4.7         4.7
  Burlington Stock                                             4.7         4.7
  Minerals Stock                                               3.7         4.2
================================================================================

Using these assumptions in the Black-Scholes model, the weighted-average fair value of options granted during 1996 and 1995 for the Brink's Stock is $3,341 and $2,317, for the Burlington Stock is $2,679 and $2,549 and for the Minerals Stock is $10 and $687, respectively.

Under SFAS 123, compensation cost is also recognized for the fair value of employee stock purchase rights. Because the Company settles its employee stock purchase rights under the Plan at the end of each six-month offering period, the fair value of these purchase rights was calculated using actual market settlement data. The weighted-average fair value of the stock purchase rights granted in 1996 and 1995 was $365 and $330 for Brink's Stock, $138 and $163 for Burlington Stock, and $95 and $479 for Minerals Stock, respectively.

9. CAPITAL STOCK

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

Holders of Brink's Stock at all times have one vote per share. Holders of Burlington Stock and Minerals Stock have one and 0.626 votes per share, respectively, subject to adjustment on January 1, 1998, and on January 1 every two years thereafter in such a manner so that each class' share of the aggregate voting power at such time will be equal to that class' share of the aggregate market capitalization of the Company's common stock at such time. Accordingly, on each adjustment date, each share of Burlington Stock and Minerals Stock may have more than, less than or continue to have the number of votes per share as they have. Holders of Brink's Stock, Burlington Stock and Minerals Stock vote together as a single voting group on all matters as to which all common shareholders are entitled to vote. In addition, as prescribed by Virginia law, certain amendments to the Articles of Incorporation affecting, among other things, the designation, rights, preferences or limitations of one class of common stock, or certain mergers or statutory share exchanges, must be approved by the holders of such class of common stock, voting as a group, and, in certain circumstances, may also have to be approved by the holders of the other classes of common stock, voting as separate voting groups.

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

In November 1995, the Board of Directors (the "Board") authorized a revised share repurchase program which allowed for the purchase, from time to time, of up to 1,000,000 shares of Minerals Stock, up to 1,500,000 shares of Brink's Stock and up to 1,500,000 shares of Burlington Stock, not to exceed an aggregate purchases price of $45,000; such shares to be purchased from time to time in the open market or in private transactions, as conditions warrant. Prior to this revised program, 117,300 shares of Minerals Stock at an aggregate cost of $1,720 were repurchased, of which 78,800 shares at a total cost of $912 were purchased in 1995, and 401,900 shares of Services Stock (or the equivalent of 401,900 shares of Brink's Stock and 200,950 shares of Burlington Stock) at an aggregate cost of $9,624 were repurchased, of which 145,800 shares at a total cost of $3,436 were purchased in 1995. No additional repurchases were made during the remainder of 1995 subsequent to the implementation of the revised program. During 1996, the Company repurchased 278,000 shares and 75,600 shares of Brink's Stock and Burlington Stock, respectively, at a total cost of $6,937 and $1,407, respectively. No Minerals Stock was repurchased in 1996. The program to acquire shares remains in effect in 1997.

The Company has authority to issue up to 2,000,000 shares of preferred stock, par value $10 per share. In January 1994, the Company issued $80,500 or 161,000 shares of its $31.25 Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock"). The Convertible Preferred Stock pays an annual cumulative dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available; therefore, when, as and if declared by the Board, and bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon. Each share of the Convertible Preferred Stock is convertible at the option of the holder at any time, unless previously redeemed or, under certain circumstances, called for redemption, into shares of Minerals Stock at a conversion price of $32.175 per share of Minerals Stock, subject to adjustment in certain circumstances. Except under certain circumstances, the Convertible Preferred Stock is not redeemable prior to February 1, 1997. On and after such date, the Company may at its option, redeem the Convertible Preferred Stock, in whole or in part, for cash initially at a price of $521.875 per share, and thereafter at prices declining ratably annually on each February 1 to an amount equal to $500.00 per share on and after February 1, 2004, plus in each case an amount equal to accrued and unpaid dividends on the date of redemption. Except under certain circumstances or as prescribed by Virginia law, shares of the Convertible Preferred Stock are nonvoting. The voting rights of the Preferred Stock were not affected by the Brink's Stock Proposal. Other than the Convertible Preferred Stock, no shares of preferred stock are presently issued or outstanding.

In 1994, the Board authorized the repurchase from time to time of up to $15,000 of Convertible Preferred Stock. Subsequent to the authorization and through October 1995, 24,720 shares at a total cost of $9,624 were repurchased, of which 16,370 shares at a total cost of $6,258 were purchased in 1995. In November 1995, the Board authorized an increase in the remaining authority to $15,000. No additional share repurchases were made during the remainder of 1995 subsequent to the increased authorization. In 1996, 20,920 shares at a total cost of $7,897 were repurchased. The program to acquire shares remains in effect in 1997, and in February 1997, the Board authorized an increase in the remaining repurchase authority to $15 million.

In 1996 and 1995, dividends paid on such stock amounted to $3,795 and $4,341, respectively. Preferred dividends included on the Company's Statements of Operations for the years ended December 31, 1996 and 1995, are net of $2,120 and $1,579, respectively, which was the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to holders of the stock for repurchases made during the year.

Under a Shareholder Rights Plan adopted by the Company's Board of Directors in 1987 and amended in December 1988, rights to purchase a new Series A Participating Cumulative Preferred Stock (the "Series A Preferred Stock") of the Company were distributed as a dividend at the rate of one right for each share of the Company's common stock. Pursuant to the Brink's Stock Proposal, the Shareholders Rights Plan was amended and restated to reflect the change in the capital structure of the Company. At the time of the Brink's Stock Proposal, each existing Services Right was amended to become a Pittston Brink's Group Right (a "Brink's Right") and each holder of Burlington Stock received one Pittston Burlington Group Right (a "Burlington Right") for each outstanding share of Burlington Stock. Each Brink's Right, if and when it becomes exercisable, will entitle the holder to purchase one-thousandth of a share of Series A Preferred Stock at a purchase price of $26.67, subject to adjustment. Each Burlington Right, if and when it becomes exercisable, will entitle the holder to purchase one-thousandth of a share of Series D Preferred Stock at a purchase price of $26.67, subject to adjustment. Each Minerals Right, if and when it becomes exercisable, will entitle the holder to purchase one-thousandth of a share of Series B Participating Cumulative Preferred Stock (the "Series B Preferred Stock") at a purchase price of $40, subject to adjustment. Each fractional share of Series A Preferred Stock and Series B Preferred Stock will be entitled to participate in dividends and to vote on an equivalent basis with one whole share of Brink's Stock, Burlington Stock and Minerals Stock, respectively. Each right will not be exercisable until ten days after a third party acquires 20% or more of the total voting rights of all outstanding Brink's Stock, Burlington Stock and Minerals Stock or ten days after commencement of a tender offer or exchange offer by a third party for 30% or more of the total voting rights of all outstanding Brink's Stock, Burlington Stock and Minerals Stock. If after the rights become exercisable, the Company is acquired in a merger or other business combination, each right will entitle the holder to purchase, for the purchase price, common stock of the surviving or acquiring company having a market value of twice the purchase price. In the event a third party acquires 30% or more of all outstanding Brink's Stock, Burlington Stock and Minerals Stock or engages in one or more "self dealing" transactions with the Company, the rights will entitle each holder to purchase, at the purchase price, that number of fractional shares of Series A Preferred Stock, Series D Preferred Stock and Series B Preferred Stock equivalent to the number of shares of common stock which at the time of the triggering event would have a market value of twice the purchase price. The rights may be redeemed by the Company at a price of $0.01 per right and expire on September 25, 1997.

The Company's Articles of Incorporation limits dividends on Minerals Stock to the lesser of (i) all funds of the Company legally available therefore (as prescribed by Virginia law) and (ii) the Available Minerals Dividend Amount (as defined in the Articles of Incorporation). At December 31, 1996, the Available Minerals Dividend Amount was at least $22,099. Dividends on Minerals Stock are also restricted by covenants in the Company's public indentures and bank credit agreements (Note 7).

In December 1992, the Company formed The Pittston Company Employee Benefits Trust (the "Trust") to hold shares of its common stock to fund obligations under certain employee benefit programs not including stock option plans. The trust first began funding obligations under the Company's various stock option plans in September 1995. Upon formation of the Trust, the Company sold for a promissory note of the Trust, 4,000,000 new shares of its common stock to the Trust at a price equal to the fair value of the stock on the date of sale. Upon approval of the Brink's Stock Proposal, 3,537,811 shares in the Trust were redesignated as Brink's Stock and 1,768,906 shares of Burlington Stock were distributed to the Trust. At December 31, 1996, 3,141,493 shares of Brink's Stock (3,552,906 in 1995), 1,279,544 shares of Burlington Stock (1,776,453 in
1995) and 423,652 shares of Minerals Stock (594,461 in 1995) remained in the Trust, valued at market. These shares will be voted by the trustee in the same proportion as those voted by the Company's employees participating in the Company's Savings Investment Plan. The fair market value of the shares is included in each issue of common stock and capital in excess of par and, in total, as a reduction to common shareholders' equity in the Company's consolidated balance sheet.

10. ACQUISITIONS

The following represents the significant acquisitions made by the Company in 1996, 1995 and 1994.

During 1994, a wholly owned indirect subsidiary of the Company completed the acquisition of substantially all of the coal mining operations and coal supply contracts of Addington Resources, Inc. ("Addington") for $157,324. The acquisition has been accounted for as a purchase; accordingly, the purchase price has been allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of acquisition. The fair value of assets acquired was $173,959 and liabilities assumed was $138,518. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was $121,883 and is being amortized over a period of forty years. The acquisition was financed by the issuance of $80,500 of Convertible Preferred Stock (Note 9) and additional borrowings under existing credit facilities. In March 1994, the additional debt incurred for this acquisition was refinanced with a portion of the proceeds from the five-year term loan (Note 7).

There were no significant acquisitions in 1995 or 1996.

The results of operations of the businesses acquired in 1996, 1995 and 1994 have been included in the Company's results of operations from their dates of acquisition.

11. COAL JOINT VENTURE

The Company, through a wholly owned indirect subsidiary, has a partnership agreement, Dominion Terminal Associates ("DTA"), with three other coal companies to operate coal port facilities in Newport News, Virginia, in the Port of Hampton Roads (the "Facilities"). The Facilities, in which the Company's wholly owned indirect subsidiary has a 32.5% interest, have an annual throughput capacity of 22 million tons, with a ground storage capacity of approximately 2 million tons. The Facilities are financed by a series of coal terminal revenue refunding bonds issued by the Peninsula Ports Authority of Virginia (the "Authority"), a political subdivision of the Commonwealth of Virginia, in the aggregate principal amount of $132,800, of which $43,160 are attributable to the Company. These bonds bear a fixed interest rate of 7.375%. The Authority owns the Facilities and leases them to DTA for the life of the bonds, which mature on June 1, 2020. DTA may purchase the Facilities for one dollar at the end of the lease term. The obligations of the partners are several, and not joint.

Under loan agreements with the Authority, DTA is obligated to make payments sufficient to provide for the timely payment of the principal and interest on the bonds. Under a throughput and handling agreement, the Company has agreed to make payments to DTA that in the aggregate will provide DTA with sufficient funds to make the payments due under the loan agreements and to pay the Company's share of the operating costs of the Facilities. The Company has also unconditionally guaranteed the payment of the principal of and premium, if any, and the interest on the bonds. Payments for operating costs aggregated $5,208 in 1996, $6,841 in 1995 and $7,173 in 1994. The Company has the right to use 32.5% of the throughput and storage capacity of the Facilities subject to user rights of third parties which pay the Company a fee. The Company pays throughput and storage charges based on actual usage at per ton rates determined by DTA.

12. LEASES

The Company and its subsidiaries lease aircraft, facilities, vehicles, computers and coal mining and other equipment under long-term operating leases with varying terms, and most of the leases contain renewal and/or purchase options. As of December 31, 1996, aggregate future minimum lease payments under noncancellable operating leases were as follows:

                                                          Equipment
                                 Aircraft   Facilities      & Other        Total
--------------------------------------------------------------------------------
1997                              $27,590       40,412       26,844       94,846
1998                               20,661       33,229       18,816       72,706
1999                               17,979       25,131       10,283       53,393
2000                               11,479       19,571        5,769       36,819
2001                               10,339       16,490        2,041       28,870
2002                                6,336       14,166          826       21,328
2003                                 --         12,857          556       13,413
2004                                 --         12,424          417       12,841
2005                                 --         11,250          417       11,667
Later Years                          --         67,124        3,298       70,422
--------------------------------------------------------------------------------
Total                             $94,384      252,654       69,267      416,305
================================================================================

These amounts are net of aggregate future minimum noncancellable sublease rentals of $4,476.

Net rent expense amounted to $111,562 in 1996, $120,583 in 1995 and $110,414 in 1994.

The Company incurred capital lease obligations of $3,185 in 1996, $2,948 in 1995 and $3,152 in 1994. In addition, in 1994 the Company assumed capital lease obligations of $16,210 as part of the acquisition of the coal operations of Addington (Note 10). As of December 31, 1996, the Company's obligations under capital leases were not significant (Note 7).

13. EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries maintain several noncontributory defined benefit pension plans covering substantially all nonunion employees who meet certain minimum requirements, in addition to sponsoring certain other defined benefit plans. Benefits under most of the plans are based on salary (including commissions, bonuses, overtime and premium pay) and years of service. The Company's policy is to fund the actuarially determined amounts necessary to provide assets sufficient to meet the benefits to be paid to plan participants in accordance with applicable regulations.

The net pension expense (credit) for 1996, 1995 and 1994 for all plans is as follows:

                                                        Years Ended December 31
                                                     1996       1995       1994
--------------------------------------------------------------------------------
Service cost--benefits earned during year        $ 14,753     11,193     12,169
Interest cost on projected benefit obligation      23,719     21,429     19,781
Loss (return) on assets--actual                   (57,109)   (77,368)       576
(Loss) return on assets--deferred                  19,461     43,139    (33,601)
Other amortization, net                             1,741       (803)     1,441
--------------------------------------------------------------------------------
Net pension expense (credit)                     $  2,565     (2,410)       366
================================================================================

The assumptions used in determining the net pension expense (credit) for the Company's primary pension plan were as follows:

                                                            1996    1995    1994
--------------------------------------------------------------------------------
Interest cost on projected benefit obligation               7.5%   8.75%    7.5%
Expected long-term rate of return on assets                10.0%   10.0%   10.0%
Rate of increase in compensation levels                     4.0%    4.0%    4.0%
================================================================================

The funded status and prepaid pension expense at December 31, 1996 and 1995 for all plans are as follows:

                                                             1996          1995
--------------------------------------------------------------------------------
Actuarial present value of accumulated benefit
  obligation:
  Vested                                                $ 276,335       263,992
  Nonvested                                                15,694        14,644
--------------------------------------------------------------------------------
                                                          292,029       278,636
Benefits attributable to projected salaries                47,231        40,854
--------------------------------------------------------------------------------
Projected benefit obligation                              339,260       319,490
Plan assets at fair value                                 450,430       406,923
--------------------------------------------------------------------------------
Excess of plan assets over projected benefit
  obligation                                              111,170        87,433
Unamortized initial net asset                              (2,719)       (3,642)
Unrecognized experience loss                               11,179        35,820
Unrecognized prior service cost                             1,540         1,764
--------------------------------------------------------------------------------
Net pension assets                                        121,170       121,375
Current pension liabilities                                 3,071         2,368
--------------------------------------------------------------------------------
Deferred pension assets per balance sheet               $ 124,241       123,743
================================================================================

For the valuation of the Company's primary pension obligations and the calculation of the funded status, the discount rate was 8% in 1996 and 7.5% in 1995. The expected long-term rate of return on assets was 10% in both years. The rate of increase in compensation levels used was 4% in 1996 and 1995.

The unrecognized initial net asset at January 1, 1986 (January 1, 1989 for certain foreign pension plans), the date of adoption of Statement of Financial Accounting Standards No. 87, has been amortized over the estimated remaining average service life of the employees. As of December 31, 1996, approximately 70% of plan assets were invested in equity securities and 30% in fixed income securities.

Under the 1990 collective bargaining agreement with the United Mine Workers of America ("UMWA"), the Company agreed to make payments at specified contribution rates for the benefit of the UMWA employees. The trustees of the UMWA pension fund contested the agreement and brought action against the Company. While the case was in litigation, Minerals Group's benefit payments were made into an escrow account for the benefit of union employees. During 1996, the case was settled and the escrow funds were released (Note 17). As a result of the settlement, the Coal subsidiaries agreed to continue their participation in the UMWA 1974 pension plan at defined contribution rates.

The Company and its subsidiaries also provide certain postretirement health care and life insurance benefits for eligible active and retired employees in the United States and Canada.

For the years 1996, 1995 and 1994, the components of periodic expense for these postretirement benefits were as follows:

                                                         Years Ended December 31
                                                         1996     1995      1994
--------------------------------------------------------------------------------
Service cost--benefits earned during the year         $ 2,069    1,720     2,446
Interest cost on accumulated postretirement
  benefit obligation                                   20,213   19,957    21,429
Amortization of losses (gains)                          1,128      (15)    2,804
--------------------------------------------------------------------------------
Total expense                                         $23,410   21,662    26,679
================================================================================

Interest costs on the accumulated postretirement benefit obligation were based upon rates of 7.5% in 1996, 8.75% in 1995 and 7.5% in 1994.

At December 31, 1996 and 1995, the actuarial and recorded liabilities for these postretirement benefits, none of which have been funded, were as follows:

                                                        Years Ended December 31
                                                             1996          1995
--------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
Retirees                                                $ 237,677       232,418
Fully eligible active plan participants                    25,267        25,211
Other active plan participants                             24,578        29,417
--------------------------------------------------------------------------------
                                                          287,522       287,046
Unrecognized experience loss                              (42,850)      (48,113)
--------------------------------------------------------------------------------
Liability included on the balance sheet                   244,672       238,933
Less current portion                                       17,975        19,038
--------------------------------------------------------------------------------
Noncurrent liability for postretirement
  health care and life insurance benefits               $ 226,697       219,895
================================================================================

The accumulated postretirement benefit obligation was determined using the unit credit method and an assumed discount rate of 8% in 1996 and 7.5% in 1995. The assumed health care cost trend rate used in 1996 was 8.24% for pre-65 retirees, grading down to 5% in the year 2001. For post-65 retirees, the assumed trend rate in 1996 was 6.9%, grading down to 5% in the year 2001. The assumed Medicare cost trend rate used in 1996 was 6.46%, grading down to 5% in the year 2001.

A percentage point increase each year in the assumed health care cost trend rate used would have resulted in an increase of approximately $3,000 in the aggregate service and interest components of expense for the year 1996, and an increase of approximately $36,000 in the accumulated postretirement benefit obligation at December 31, 1996.

The Company also sponsors a Savings-Investment Plan to assist eligible employees in providing for retirement or other future financial needs. Employee contributions are matched at rates of 50% to 125% up to 5% of compensation (subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended). Contribution expense under the plan aggregated $6,875 in 1996, $6,324 in 1995 and $5,830 in 1994.

The Company sponsors other defined contribution benefit plans based on hours worked, tons produced or other measurable factors. Contributions under all of these plans aggregated $643 in 1996, $1,030 in 1995 and $1,026 in 1994.

In October 1992, the Coal Industry Retiree Health Benefit Act of 1992 (the "Health Benefit Act") was enacted as part of the Energy Policy Act of 1992. The Health Benefit Act established rules for the payment of future health care benefits for thousands of retired union mine workers and their dependents. The Health Benefit Act established a trust fund to which the Company and certain of its subsidiaries (the "Pittston Companies") are jointly and severally liable for annual premiums for assigned beneficiaries, together with a pro rata share or certain beneficiaries who never worked for such employers ("unassigned beneficiaries"), in amounts determined on the basis set forth in the Health Benefit Act. For 1996, 1995 and 1994, these amounts, on a pretax basis, were approximately $10,400, $10,800 and $11,000, respectively. The Company believes that the annual liability under the Health Benefit Act for the Pittston Companies' assigned beneficiaries will continue at approximately $10,000 per year for the next several years and should begin to decline thereafter as the number of such assigned beneficiaries decreases.

Based on the number of beneficiaries actually assigned by the Social Security Administration, the Company estimates the aggregate pretax liability relating to the Pittston Companies' remaining assigned beneficiaries at approximately $210,000, which when discounted at 8% provides a present value estimate of approximately $90,000.

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

14. RESTRUCTURING AND OTHER (CREDITS) CHARGES,
INCLUDING LITIGATION ACCRUAL

Refer to Note 17 for a discussion of the benefit of the reversal of a litigation accrual related to the Evergreen case of $35,650.

The market for metallurgical coal, for much of the past fifteen years, has been characterized by weak demand from primary steel producers and intense competition from foreign coal producers, especially those in Australia and Canada. Metallurgical coal sales contracts are typically subject to annual price negotiations, which increase the risk of market forces. As a result of these conditions in the metallurgical coal markets, Coal operations decreased its exposure to this business by selecting to participate only in those higher-margin metallurgical markets which generate acceptable profitability. Simultaneously with that business decision, management conducted a review of the economic viability of its metallurgical coal assets in early 1994 and determined that four underground mines were no longer economically viable and should be closed, resulting in significant economic impairment to three related preparation plants. In addition, it was determined that one surface steam coal mine, the Heartland mine, which provided coal to Alabama Power under a long-term sales agreement, would be closed due to rising costs caused by unfavorable geological conditions.

As a result of these decisions, Coal operations incurred pretax charges of $90,806 ($58,116 after-tax) in the first quarter of 1994, which included a reduction in the carrying value of these assets and related accruals for mine closure costs. These charges included asset writedowns of $46,487, $3,836 for required lease payments owed to lessors for machinery and equipment that would be idled as a result of the mine and facility closures, $19,290 for mine and plant closure costs and $21,193 in contractually or statutorily required employee severance and other benefit costs associated with terminated and inactive employees at these facilities.

Of the four underground mines included in the asset writedown, two ceased coal production in 1994 and one ceased coal production in 1996. Also, in 1994, the Coal operations reached agreement with Alabama Power Company to transfer the coal sales contract serviced by the Heartland mine to another location in West Virginia. The Heartland mine ceased coal production during 1994 and final reclamation and environmental work is complete. By early 1995, two of the three related preparation plants had also closed. At the beginning of 1994 there were approximately 750 employees involved in operations and other administrative support at the facilities included in the 1994 charge. Employment at these facilities was reduced by 52% to approximately 360 employees at December 31, 1994; by 81% to approximately 140 employees at December 31, 1995; and by 87% to approximately 100 employees at December 31, 1996.

The initiation in 1996 of a Virginia tax credit, along with favorable labor negotiations and improved metallurgical contract pricing over 1994, led management to open three new underground coal mines in southwest Virginia during late 1996 and to reactivate one coal preparation and loading facility. In addition, management decided to continue operating the last of the four underground mines and one related coal preparation and loading facility included in the

1994 charge. As a result of these decisions and favorable workers' compensation claim development for closed mines, a portion of the restructuring reserve established in 1994 was no longer required. Accordingly, Coal operations reversed $11,649 ($7,572 after-tax) of its restructuring reserve during the year.

Although coal production has ceased at the mines remaining in the accrual, Coal will incur reclamation and environmental costs for several years to bring these properties into compliance with federal and state environmental laws. In addition, employee termination and medical costs will continue to be incurred for several years after the facilities have been closed. Management believes that the reserve, as adjusted, at December 31, 1996, should be sufficient to provide for these future costs. Management does not anticipate material additional future charges to operating earnings for these facilities, although continual cash funding will be required over the next several years.

The following table analyzes the changes in liabilities during the last three years for facility closure costs recorded as restructuring and other charges:

                                                             Employee
                                                   Mine  Termination,
                                      Leased        and       Medical
                                   Machinery      Plant           and
                                         and    Closure     Severance
(In thousands)                     Equipment      Costs         Costs      Total
================================================================================
Balance January 1, 1994               $3,092     28,434        34,217     65,743
Additions                              3,836     19,290        21,193     44,319
Payments (a)                           3,141      9,468        12,038     24,647
--------------------------------------------------------------------------------
Balance December 31, 1994              3,787     38,256        43,372     85,415
Payments (b)                           1,993      7,765         7,295     17,053
Other reductions (c)                     576      1,508          --        2,084
--------------------------------------------------------------------------------
Balance December 31, 1995              1,218     28,983        36,077     66,278
Reversals                               --        4,778         6,871     11,649
Payments (d)                             842      5,499         3,921     10,262
Other reductions (c)                    --        6,267          --        6,267
--------------------------------------------------------------------------------
Balance December 31, 1996             $  376     12,439        25,285     38,100
================================================================================

(a) Of the total payments made, in 1994, $8,672 was for liabilities recorded in years prior to 1993, $5,822 was for liabilities recorded in 1993 and $10,153 was for liabilities recorded in 1994.

(b) Of the total payments made in 1995, $6,424 was for liabilities recorded in years prior to 1993, $2,486 was for liabilities recorded in 1993 and $8,143 was for liabilities recorded in 1994.

(c) These amounts represent the assumption of liabilities by third parties as a result of sales transactions.

(d) Of the total payments made in 1996, $5,119 was for liabilities recorded in years prior to 1993, $485 was for liabilities recorded in 1993, $4,658 was for liabilities recorded in 1994.

During the next 12 months, expected cash funding of these charges will be approximately $6,000 to $10,000. Management estimates that the remaining liability for leased machinery and equipment will be fully paid over the next year. The liability for mine and plant closure costs is expected to be satisfied over the next ten years, of which approximately 49% is expected to be paid over the next two years. The liability for employee related costs, which is primarily workers' compensation, is estimated to be 44% settled over the next four years with the balance paid during the following five to ten years.

15. OTHER OPERATING INCOME

Other operating income includes the Company's share of net income of unconsolidated affiliated companies carried on the equity method of $2,103, $182 and $6,336 for 1996, 1995 and 1994, respectively.

Summarized financial information presented includes the accounts of the following equity affiliates (a):

                                                                       Ownership
                                                            At December 31, 1996
--------------------------------------------------------------------------------
Servicio Pan Americano De Protecion, S.A. (Mexico)                         20.0%
Brink's Panama, S.A                                                        49.0%
Brink's S.A. (France)                                                      38.0%
Brink's Schenker, GmbH (Germany)                                           50.0%
Brink's Securmark S.p.A. (Italy)                                           24.5%
Security Services (Brink's Jordan), W.L.L                                  45.0%
Brink's-Allied Limited (Ireland)                                           50.0%
Brink's Arya India Private Limited                                         40.0%
Brink's Pakistan (Pvt.) Limited                                            49.0%
Brink's Taiwan Limited                                                     50.0%
Brink's (Thailand) Ltd.                                                    40.0%
Burlington International Forwarding Ltd. (Taiwan)                          33.3%
Continental Freight (Proprietary) Limited (South Africa)                   50.0%
Mining Project Investors Limited (Australia)                               34.1%
MPI Gold (USA)                                                             34.1%
================================================================================

                                               1996          1995           1994
--------------------------------------------------------------------------------
Revenues                                   $728,815       762,250        833,056
Gross profit                                 78,900        60,712        154,608
Net income                                   11,160        (5,873)        23,503
Current assets                              209,089       186,039        180,868
Noncurrent assets                           217,445       227,229        299,338
Current liabilities                         192,679       219,253        145,549
Noncurrent liabilities                      117,952        85,057        160,876
Net equity                                  115,903       108,958        173,781
================================================================================

(a) Also includes amounts related to equity affiliates who were either sold prior to December 31, 1996 or became consolidated affiliates through increased ownership prior to December 31, 1996. All amounts for such affiliates are presented pro-rata, where applicable.

Undistributed earnings of such companies included in consolidated retained earnings approximated $32,200 at December 31, 1996.

16. SEGMENT INFORMATION

Net sales and operating revenues by geographic area are as follows:

                                                      Years Ended December 31
                                                  1996         1995         1994
--------------------------------------------------------------------------------
United States:
Domestic customers                          $1,487,145    1,449,684    1,477,450
Export customers                               273,162      256,396      274,695
--------------------------------------------------------------------------------
                                             1,760,307    1,706,080    1,752,145
International operations                     1,346,337    1,219,987      915,130
--------------------------------------------------------------------------------
Consolidated net sales and operating
  revenues                                  $3,106,644    2,926,067    2,667,275
================================================================================

Segment operating profit by geographic area is as follows:

                                                      Years Ended December 31
                                                  1996         1995         1994
--------------------------------------------------------------------------------
United States                                 $125,050      115,530       11,770
International operations                        62,902       48,775       47,279
--------------------------------------------------------------------------------
Total segment operating profit                $187,952      164,305       59,049
================================================================================

Identifiable assets by geographic area are as follows:

                                                      As of December 31
                                              1996           1995           1994
--------------------------------------------------------------------------------
United States                           $1,221,093      1,245,122      1,252,057
International operations                   485,479        453,451        389,074
--------------------------------------------------------------------------------
Total                                   $1,706,572      1,698,573      1,641,131
================================================================================

Industry segment information is as follows:

                                                   Years Ended December 31
                                               1996          1995          1994
--------------------------------------------------------------------------------
Net Sales and Operating Revenues:
Burlington                              $ 1,500,318     1,414,821     1,215,284
Brink's                                     754,011       659,459       547,046
BHS                                         155,802       128,936       109,947
Coal Operations                             677,393       706,251       779,504
Mineral Ventures                             19,120        16,600        15,494
--------------------------------------------------------------------------------
Consolidated net sales and
  operating revenues                    $ 3,106,644     2,926,067     2,667,275
================================================================================
Operating Profit (Loss):
Burlington                              $    64,604        58,723        69,224
Brink's (a)                                  56,823        42,738        39,710
BHS (b)                                      44,872        39,506        32,432
Coal Operations (c)                          20,034        23,131       (83,451)
Mineral Ventures (c)                          1,619           207         1,134
--------------------------------------------------------------------------------
Segment operating profit                    187,952       164,305        59,049
General Corporate expense                   (21,445)      (16,806)      (16,176)
--------------------------------------------------------------------------------
Consolidated operating profit           $   166,507       147,499        42,873
================================================================================

(a) Includes equity in net income of unconsolidated foreign affiliates of $2,103 in 1996, $182 in 1995 and $6,336 in 1994 (Note 15).

(b) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations to more accurately reflect subscriber installation costs. The effect of this change in accounting principle was to increase operating profit by $4,539 in 1996, $4,525 in 1995 and $4,137 in 1994 (Note 4).

(c) Operating profit (loss) of the Coal segment included a (benefit) charge from restructuring and other (credits) charges, including litigation accrual of ($47,299) in 1996 and $90,806 in 1994 (Note 14).


                                                         Years Ended December 31
                                                      1996       1995       1994
--------------------------------------------------------------------------------
Capital Expenditures:
Burlington                                        $ 59,470     34,576     24,701
Brink's                                             34,072     23,063     23,963
BHS                                                 61,522     47,256     34,071
Coal Operations                                     18,881     17,811     25,016
Mineral Ventures                                     3,714      2,332      2,514
General Corporate                                    5,950        391        209
--------------------------------------------------------------------------------
Consolidated capital expenditures                 $183,609    125,429    110,474
================================================================================
Depreciation, Depletion and Amortization:
Burlington                                        $ 23,254     19,856     17,209
Brink's                                             24,293     21,844     20,553
BHS                                                 30,115     22,408     17,817
Coal Operations                                     34,632     40,285     44,731
Mineral Ventures                                     1,856      1,597      1,202
General Corporate                                      468        379        344
--------------------------------------------------------------------------------
Consolidated depreciation, depletion
  and amortization                                $114,618    106,369    101,856
================================================================================

                                                        As of December 31
                                                  1996         1995         1994
--------------------------------------------------------------------------------
Assets:
Burlington                                  $  598,060      539,719      472,440
Brink's                                        340,922      321,022      297,816
BHS                                            149,992      116,701       87,372
Coal Operations                                594,772      699,049      761,827
Mineral Ventures                                22,826       22,082       21,676
--------------------------------------------------------------------------------
Identifiable assets                          1,706,572    1,698,573    1,641,131
General Corporate (primarily cash,
  investments, advances and
  deferred pension assets)                     106,307      108,799       96,647
--------------------------------------------------------------------------------
Consolidated assets                         $1,812,879    1,807,372    1,737,778
================================================================================

17. LITIGATION

In April 1990, the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ("Tankport") in Jersey City, New Jersey, which operations were sold in 1983. Under the settlement agreement, the Company is obligated to pay 80% of the remediation costs. Based on data available to the Company and its environmental consultants, the Company estimates its portion of the cleanup costs on an undiscounted basis using existing technologies to be between $6,900 and $17,000 over a period of up to five years. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which the clean-up will be conducted. The clean-up estimates have been modified from prior years' in light of cost inflation. The estimate of costs and the timing of payments could change as a result of changes to the remediation plan required, changes in the technology available to treat the site, unforseen circumstances existing at the site and additional cost inflation.

The Company commenced insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. In August 1995, the District Court ruled on various Motions for Summary Judgement. In its decision, the Court found favorably for the Company on several matters relating to the comprehensive general liability policies but concluded that the pollution liability policies did not contain pollution coverage for the types of claims associated with the Tankport site. The Company has appealed the District Court's decision to the Third Circuit. However, management and its outside legal counsel continue to believe that recovery of a substantial portion of the cleanup costs will ultimately be probable of realization. Accordingly, it is the Company's belief that, based on estimates of potential liability and probable realization of insurance recoveries, the Company would be liable for approximately $1,400 based on the Court's decision and related developments of New Jersey law.

In 1988, the trustees of certain pension and benefit trust funds (the "Trust Funds") established under collective bargaining agreements with the UMWA brought an action (the "Evergreen Case") against the Company and a number of its coal subsidiaries in the United States District Court for the District of Columbia, claiming that the defendants are obligated to contribute to such Trust Funds in accordance with the provisions of the 1988 and subsequent National Bituminous Coal Wage Agreements, to which neither the Company nor any of its subsidiaries is a signatory. In 1993, the Company recognized in its consolidated financial statements the potential liability that might have resulted from an ultimate adverse judgment in the Evergreen Case (Notes 13 and 14).

In late March 1996, a settlement was reached in the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows: approximately $25,800 upon dismissal of the Evergreen Case and the remainder of $24,000 in installments of $7,000 in 1996 and $8,500 in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Company. The second payment of $7,000 was paid in 1996 and was funded from cash provided by operating activities. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan.

As a result of the settlement of the Evergreen Case at an amount lower than those previously accrued, the Company recorded a pretax gain of $35,650 ($23,173 after-tax) in the first quarter of 1996 in its consolidated financial statements.

18. COMMITMENTS

At December 31, 1996, the Company had contractual commitments for third parties to contract mine or provide coal. Based on the contract provisions these commitments are currently estimated to aggregate approximately $124,675 and expire from 1997 through 1999 as follows:

                   1997                 $ 79,894
                   1998                   27,480
                   1999                   17,301

Spending under the contracts was $99,161 in 1996, $83,532 in 1995 and $53,097 in 1994.

19. SUPPLEMENTAL CASH FLOW INFORMATION

For the years ended December 31, 1996, 1995 and 1994, cash payments for income taxes, net of refunds received, were $26,412, $21,967 and $23,406, respectively.

For the years ended December 31, 1996, 1995 and 1994, cash payments for interest were $14,659, $13,575 and $12,104, respectively.

In 1995, the Company sold mining operations in Ohio together with a related coal supply contract for notes and royalties receivable totaling $6,949.

20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Tabulated below are certain data for each quarter of 1996 and 1995.

                                            1st        2nd        3rd        4th
--------------------------------------------------------------------------------
1996 Quarters:
Net sales and operating
  revenues                            $ 734,762    760,734    786,873    824,275
Gross profit                             61,956    104,693    116,745    111,155
Net income                               18,620     25,426     29,044     31,064

Per Pittston Brink's Group
  Common Share:
Net income                            $     .31        .37        .41        .47

Per Pittston Burlington Group
  Common Share:
Net income                            $     .20        .46        .56        .55

Per Pittston Minerals Group
  Common Share:
Net income (loss):
Primary                               $     .25        .35        .33        .20
Fully diluted                               .25        .27        .25        .20

1995 Quarters:
Net sales and operating
   revenues                           $ 699,084    711,767    752,453    762,763
Gross profit                             76,028     89,898    108,578    109,864
Net income                               14,065     24,608     29,599     29,700

Per Pittston Brink's Group
  Common Share:
Net income                            $     .25        .32        .39        .39

Per Pittston Burlington Group
  Common Share:
Net income                            $     .21        .42        .56        .54

Per Pittston Minerals Group
  Common Share:
Net income:
Primary                               $     .05        .45        .51        .43
Fully diluted                               .05        .45        .45        .43

Pittston Brink's Group
--------------------------------------------------------------------------------
STATEMENT OF MANAGEMENT RESPONSIBILITY
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------

The Board of Directors and Shareholders
The Pittston Company

We have audited the accompanying balance sheets of Pittston Brink's Group (as described in Note 1) as of December 31, 1996 and 1995, and the related statements of operations and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of The Pittston Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements of Pittston Brink's Group present fairly, in all material respects, the financial position of Pittston Brink's Group as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As more fully discussed in Note 1, the financial statements of Pittston Brink's Group should be read in connection with the audited consolidated financial statements of The Pittston Company and subsidiaries.


KPMG PEAT MARWICK LLP

KPMG Peat Marwick LLP
Stamford, Connecticut

January 23, 1997

Pittston Brink's Group
--------------------------------------------------------------------------------
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                     December 31
(Dollars in thousands)                                            1996      1995
================================================================================
ASSETS
Current assets:
Cash and cash equivalents                                     $ 20,012    21,977
Short-term investments                                           1,856     3,288
Accounts receivable:
  Trade                                                        124,371   112,705
  Other                                                          5,527     4,841
--------------------------------------------------------------------------------
                                                               129,898   117,546
  Less estimated amount uncollectible                            4,970     3,756
--------------------------------------------------------------------------------
                                                               124,928   113,790
Receivable--Pittston Minerals Group (Note 2)                    14,027     3,945
Inventories                                                      3,073     2,795
Prepaid expenses                                                11,680    10,380
Deferred income taxes (Note 7)                                  14,481    13,146
--------------------------------------------------------------------------------
Total current assets                                           190,057   169,321
Property, plant and equipment, at cost (Note 4)                497,500   429,077
  Less accumulated depreciation and amortization               240,741   214,424
--------------------------------------------------------------------------------
                                                               256,759   214,653
Intangibles, net of amortization (Note 5)                       28,162    28,893
Investment in and advances to unconsolidated affiliates         29,081    28,406
Deferred pension assets (Note 12)                               33,670    33,923
Deferred income taxes (Note 7)                                   2,120     1,081
Other assets                                                    11,816     8,449
--------------------------------------------------------------------------------
Total assets                                                  $551,665   484,726
================================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term borrowings                                         $  1,751     4,858
Current maturities of long-term debt (Note 8)                    2,139     4,117
Accounts payable                                                36,995    35,460
Accrued liabilities:
  Taxes                                                         14,051    13,690
  Workers' compensation and other claims                        16,667    17,613
  Payroll and vacation                                          21,993    19,025
  Deferred monitoring revenues                                  13,415    12,134
  Miscellaneous (Note 12)                                       32,381    23,544
--------------------------------------------------------------------------------
                                                                98,507    86,006
--------------------------------------------------------------------------------
Total current liabilities                                      139,392   130,441

Long-term debt, less current maturities (Note 8)                 5,542     5,795
Postretirement benefits other than pensions (Note 12)            3,835     3,475
Workers' compensation and other claims                          11,056    11,292
Deferred income taxes (Note 7)                                  38,539    37,529
Payable--Pittston Minerals Group (Note 2)                        8,760     7,844
Minority interests                                              22,929    21,361
Other liabilities                                                8,234     8,184
Commitments and contingent liabilities (Notes 8, 11 and 15)
Shareholder's equity (Notes 3, 9 and 10)                       313,378   258,805
--------------------------------------------------------------------------------
Total liabilities and shareholder's equity                    $551,665   484,726
================================================================================

See accompanying notes to financial statements.

Pittston Brink's Group
--------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                        Years Ended December 31
(In thousands, except per share amounts)           1996        1995        1994
================================================================================
Operating revenue                             $ 909,813     788,395     656,993
--------------------------------------------------------------------------------
Costs and expenses:
Operating expenses                              687,175     599,683     498,185
Selling, general and administrative expenses    130,833     112,133      97,245
--------------------------------------------------------------------------------
Total costs and expenses                        818,008     711,816     595,430
--------------------------------------------------------------------------------
Other operating income, net (Note 13)             2,433         895       5,913
--------------------------------------------------------------------------------
Operating profit                                 94,238      77,474      67,476

Interest income                                   2,745       1,840       1,503
Interest expense (Note 2)                        (1,810)     (2,050)     (2,450)
Other expense, net                               (5,407)     (3,505)     (3,068)
--------------------------------------------------------------------------------
Income before income taxes                       89,766      73,759      63,461
Provision for income taxes (Note 7)              30,071      22,666      21,972
--------------------------------------------------------------------------------
Net income                                    $  59,695      51,093      41,489
================================================================================
Net income per common share (Note 1)          $    1.56        1.35        1.10
================================================================================
Average common shares outstanding                38,200      37,931      37,784

See accompanying notes to financial statements.

Pittston Brink's Group
--------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                Years Ended December 31
(In thousands)                                                 1996        1995        1994
-------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                $  59,695      51,093      41,489
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                              54,566      44,357      38,463
  Provision (credit) for deferred income taxes                   62        (952)      4,328
  Provision (credit) for pensions, noncurrent                 1,149        (466)       (169)
  Provision for uncollectible accounts receivable             4,416       3,265       1,346
  Equity in earnings of unconsolidated affiliates,
   net of dividends received                                 (1,755)      2,352      (1,144)
  Gain on sale of property, plant and equipment                (201)       (377)       (186)
  Other operating, net                                        7,206       3,104       2,380
  Change in operating assets and liabilities,
   net of effects of acquisitions and dispositions:
    Increase in accounts receivable                         (15,556)    (22,352)    (15,620)
    Increase in inventories                                    (276)       (812)       (529)
    Increase in prepaid expenses                             (1,300)     (1,858)       (675)
    Increase in accounts payable and accrued liabilities     11,623      14,442      15,645
    Increase in other assets                                 (4,742)     (1,597)       (982)
    (Decrease) increase in workers' compensation
      and other claims, noncurrent                             (237)      1,363         886
    (Decrease) increase in other liabilities                   (949)        337        (956)
    Other, net                                                   82      (1,119)       (820)
-------------------------------------------------------------------------------------------
Net cash provided by operating activities                   113,783      90,780      83,456
-------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                  (95,754)    (69,783)    (56,443)
Proceeds from disposal of property, plant and equipment       2,798       3,178         515
Acquisitions, net of cash acquired, and
 related contingency payments                                   (90)       (956)       --
Other, net                                                      933      (1,313)     (4,884)
-------------------------------------------------------------------------------------------
Net cash used by investing activities                       (92,113)    (68,874)    (60,812)
-------------------------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                             1,842       1,782        --
Reductions of debt                                           (9,375)     (5,893)    (10,129)
Payments to Minerals Group                                   (6,082)    (12,240)     (5,705)
Repurchase of common stock                                   (6,936)     (2,303)     (4,146)
Proceeds from exercise of stock options and
 employee stock purchase plan                                 2,072       1,931       3,730
Other                                                          --          --           216
Dividends paid                                               (3,918)     (3,432)     (3,399)
Cost of stock proposals                                      (1,238)       --            (1)
-------------------------------------------------------------------------------------------
Net cash used by financing activities                       (23,635)    (20,155)    (19,434)
-------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents         (1,965)      1,751       3,210
Cash and cash equivalents at beginning of period             21,977      20,226      17,016
-------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                $  20,012      21,977      20,226
===========================================================================================

See accompanying notes to financial statements.

Pittston Brink's Group
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(Dollars in thousands, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
On January 18, 1996, the shareholders of The Pittston Company, (the "Company") approved the Brink's Stock Proposal, as described in the Company's proxy statement dated December 15, 1995, resulting in the modification, effective as of January 19, 1996, of the capital structure of the Company to include an additional class of common stock. The outstanding shares of Pittston Services Group Common Stock, par value $1.00 per share, ("Services Stock") have been redesignated as Pittston Brink's Group Common Stock, par value $1.00 per share, ("Brink's Stock") on a share-for-share basis, and a new class of common stock, designated as Pittston Burlington Group Common Stock, par value $1.00 per share, ("Burlington Stock") was distributed on the basis of one-half of one share for each outstanding share of Services Stock. Holders of Pittston Minerals Group Common Stock, par value $1.00 per share, ("Minerals Stock") continue to be holders of such stock, which continues to reflect the performance of the Pittston Minerals Group (the "Minerals Group"). Brink's Stock is intended to reflect the performance of the Pittston Brink's Group (the "Brink's Group") and Burlington Stock is intended to reflect the performance of the Pittston Burlington Group (the "Burlington Group").

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

The Company provides to holders of Brink's Stock separate financial statements, financial review, descriptions of business and other relevant information for the Brink's Group in addition to the consolidated financial information of the Company. Notwithstanding the attribution of assets and liabilities (including contingent liabilities) among the Minerals Group, the Brink's Group and the Burlington Group for the purpose of preparing their respective financial statements, this attribution and the change in the capital structure of the Company as a result of the approval of the Brink's Stock Proposal did not affect legal title to such assets or responsibility for such liabilities for the Company or any of its subsidiaries. Holders of Brink's Stock are common shareholders of the Company, which continues to be responsible for all liabilities. Financial impacts arising from one group that affect the Company's financial condition could affect the results of operations and financial condition of each of the groups. Since financial developments within one group could affect other groups, all shareholders of the Company could be adversely affected by an event directly impacting only one group. Accordingly, the Company's consolidated financial statements must be read in connection with the Brink's Group's financial statements.

Principles of Combination
The accompanying financial statements reflect the combined accounts of the businesses comprising the Brink's Group and their majority-owned subsidiaries. The Brink's Group's interests in 20% to 50% owned companies are carried on the equity method. All material intercompany items and transactions have been eliminated in combination. Certain prior year amounts have been reclassified to conform to the current year's financial statement presentation.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits and investments with original maturities of three months or less.

Short-term Investments
Short-term investments are those with original maturities in excess of three months, but not exceeding one year, and are carried at cost which approximates market.

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

Net Income Per Common Share
Net Income per common share is computed by dividing the net income by the weighted-average number of shares outstanding during the period. The potential dilution from the exercise of stock options is not material. The shares held in The Pittston Company Employee Benefits Trust (Note 10) are not included in the net income per share calculations as they were evaluated for inclusion in those calculations under the treasury stock method and had no dilutive effect.

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

A portion of the Brink's Group's financial results is derived from activities in several foreign countries, each with a local currency other than the U.S. dollar. Because the financial results of the Brink's Group are reported in U.S. dollars, they are affected by the changes in the value of various foreign currencies in relation to the U.S. dollar. However, the Brink's Group's international activity is not concentrated in any single currency, which reduces the risks of foreign currency rate fluctuations.

Revenue Recognition
Brink's--Revenues are recognized when services are performed.

BHS--Monitoring revenues are recognized when earned and amounts paid in advance are deferred and recognized as income over the applicable monitoring period, which is generally one year or less. Installation fee revenues are recognized to the extent of direct selling costs incurred and expensed. Installation fee revenues in excess of direct selling costs are deferred and recognized as income on a straight-line basis over ten years.

Use of Estimates
In accordance with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements. Actual results could differ from those estimates.

Accounting Changes
In 1996, the Brink's Group adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires companies to review for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this statement did not have an impact on the Brink's Group's financial statements.

In 1996 the Brink's Group also adopted SFAS No. 123, "Accounting for Stock Based Compensation". SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 allows for the adoption of a fair value based method of accounting for all employee stock compensation plans or it allows entities to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". APB No. 25 requires the disclosure of net income and net income per share as if the fair value based method of accounting is applied. The Brink's Group has elected to continue to account for its stock compensation plans according to APB No. 25 with the disclosure of the impact on net income and net income per share as if the fair value based method of accounting is applied (Note 9).

2. RELATED PARTY TRANSACTIONS

The following policies may be modified or rescinded by action of the Board of Directors (the "Board"), or the Board may adopt additional policies, without approval of the shareholders of the Company, although the Board has no present intention to do so. The Company allocated certain corporate general and administrative expenses, net interest expense and related assets and liabilities in accordance with the policies described below. Corporate assets and liabilities are primarily deferred pension assets, income taxes and accrued liabilities.

Financial
As a matter of policy, the Company manages most financial activities of the Brink's Group, Burlington Group and Minerals Group on a centralized, consolidated basis. Such financial activities include the investment of surplus cash; the issuance, repayment and repurchase of short-term and long-term debt; the issuance and repurchase of common stock and the payment of dividends. In preparing these financial statements, transactions primarily related to invested cash, short-term and long-term debt (including convertible debt), related net interest and other financial costs have been attributed to the Brink's Group based upon its cash flows for the periods presented after giving consideration to the debt and equity structure of the Company. The Company attributes long-term debt to the Brink's Group based upon the purpose for the debt in addition to the cash requirements of the Brink's Group. At December 31, 1996 and 1995, none of the long-term debt of the Company was attributed to the Brink's Group. The portion of the Company's interest expense allocated to the Brink's Group for 1996, 1995 and 1994 was $106, $120 and $176, respectively. Management believes such method of allocation to be equitable and a reasonable estimate of the cost attributable to the Brink's Group.

To the extent borrowings are deemed to occur between the Brink's Group, the Burlington Group and the Minerals Group, intergroup accounts are established bearing interest at the rate in effect from time to time under the Company's unsecured credit lines or, if no such credit lines exist, at the prime rate charged by Chase Manhattan Bank from time to time. At December 31, 1996 and 1995, the Minerals Group owed the Brink's Group $24,027 and $17,945, respectively, as the result of borrowings.

Income Taxes
The Brink's Group is included in the consolidated U.S. federal income tax return filed by the Company.

The Company's consolidated provision and actual cash payments for U.S. federal income taxes are allocated between the Brink's Group, Burlington Group and Minerals Group in accordance with the Company's tax allocation policy and reflected in the financial statements for each Group. In general, the consolidated tax provision and related tax payments or refunds are allocated among the Groups, for financial statement purposes, based principally upon the financial income, taxable income, credits and other amounts directly related to the respective Group. Tax benefits that cannot be used by the Group generating such attributes, but can be utilized on a consolidated basis, are allocated to the Group that generated such benefits and an intergroup account is established for the benefit of the Group generating the attributes. As a result, the allocated Group amounts of taxes payable or refundable are not necessarily comparable to those that would have resulted if the Groups had filed separate tax returns. At December 31, 1996 and 1995, the Brink's Group owed the Minerals Group $18,760 and $21,844, respectively, for such tax benefits, of which $8,760 and $7,844, respectively, were not expected to be paid within one year from such dates in accordance with the policy. The Brink's Group paid the Minerals Group $14,470 in 1996 and $10,172 in 1995 for the utilization of such tax benefits.

Shared Services
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Brink's Group based upon utilization and other methods and criteria which management believes to be equitable and a reasonable estimate of the cost attributable to the Brink's Group. These allocations were $7,457, $4,770 and $4,666 in 1996, 1995 and 1994, respectively.

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

3. SHAREHOLDER'S EQUITY

The following presents shareholder's equity of the Brink's Group:

                                                        As of December 31
                                                   1996        1995        1994
--------------------------------------------------------------------------------
Balance at beginning of period                $ 258,805     215,531     175,219
Net income                                       59,695      51,093      41,489
Foreign currency translation adjustment          (1,423)     (6,808)        (25)
Stock options exercised                           1,940       1,114       3,730
Stock released from employee benefits
  trust to employee benefits plan                 5,633       3,371         899
Other                                              --          --           216
Stock repurchases                                (6,936)     (2,303)     (4,146)
Dividends declared                               (3,902)     (3,437)     (3,404)
Cost of Stock Proposals                          (1,238)       --            (1)
Tax benefit of options exercised                    804         244       1,554
--------------------------------------------------------------------------------
Balance at end of period                      $ 313,378     258,805     215,531
================================================================================

The cumulative foreign currency translation adjustment deducted from shareholder's equity is $21,467, $20,044 and $13,236 at December 31, 1996, 1995
and 1994, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consist of the following:

                                                            As of December 31
                                                          1996              1995
--------------------------------------------------------------------------------
Land                                                  $  5,463             4,461
Buildings                                               78,999            69,135
Machinery and equipment                                413,038           355,481
--------------------------------------------------------------------------------
Total                                                 $497,500           429,077
================================================================================

The estimated useful lives for property, plant and equipment are as follows:

                                                                           Years
--------------------------------------------------------------------------------
Buildings                                                               10 to 50
Machinery and equipment                                                  2 to 20

Depreciation of property, plant and equipment aggregated $53,285 in 1996, $42,853 in 1995, $35,992 in 1994.

Changes in capitalized subscriber installation costs for home security systems included in machinery and equipment were as follows:

                                                        Years Ended December 31
                                                   1996        1995        1994
--------------------------------------------------------------------------------
Capitalized subscriber installation
  costs--beginning of year                    $ 105,336      81,445      65,785
Capitalized cost of security system
  installations                                  57,194      44,488      32,309
Depreciation, including amounts recognized
  to fully depreciate capitalized costs for
  installations disconnected during the year    (27,680)    (20,597)    (16,649)
--------------------------------------------------------------------------------
Capitalized subscriber installation
  costs--end of year                          $ 134,850     105,336      81,445
================================================================================

New subscribers were approximately 98,500 in 1996, 82,600 in 1995, and 75,200 in 1994.

As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security system installations. This change in accounting principle is preferable because it more accurately reflects subscriber installation costs. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel (in the amount of $2,517 in 1996, $2,712 in 1995 and $2,645 in 1994) and costs incurred for maintaining facilities and vehicles dedicated to the installation process (in the amount of $2,022 in 1996, $1,813 in 1995 and $1,492 in 1994). The effect of this change in accounting principle was to increase operating profit of the Brink's Group in 1996, 1995 and 1994 by $4,539, $4,525 and $4,137, respectively, and net income of the Brink's Group in 1996, 1995 and 1994 by $2,723, $2,720 and $2,486, respectively, or by $0.07 per share in 1996, 1995 and 1994. Prior to January 1, 1992, the records needed to identify such costs were not available. Thus, it was impossible to accurately calculate the effect on retained earnings as of January 1, 1992. However, the Brink's Group believes the effect on retained earnings as of January 1, 1992, was immaterial.

Because capitalized subscriber installation costs for prior periods were not adjusted for the change in accounting principle, installation costs for subscribers in those years will continue to be depreciated based on the lesser amounts capitalized in prior periods. Consequently, depreciation of capitalized subscriber installation costs in the current year and until such capitalized costs prior to January 1, 1992 are fully depreciated will be less than if such prior periods' capitalized costs had been adjusted for the change in accounting. However, the Brink's Group believes the effect on net income in 1996, 1995 and 1994 was immaterial.

5. INTANGIBLES

Intangibles consist entirely of the excess of cost over fair value of net assets of businesses acquired and are net of accumulated amortization of $8,778 at December 31, 1996 and $7,793 at December 31, 1995. The estimated useful life of intangibles is generally forty years. Amortization of intangibles aggregated $967 in 1996, $958 in 1995 and $882 in 1994.

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

Accounts receivable, accounts payable and accrued liabilities
The carrying amounts approximate fair value because of the short-term nature of these instruments.

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

7. INCOME TAXES

The provision (credit) for income taxes consists of the following:

                                  U.S.
                               Federal      Foreign         State         Total
--------------------------------------------------------------------------------
1996:
Current                        $18,079        8,830         3,100        30,009
Deferred                         1,634       (1,760)          188            62
--------------------------------------------------------------------------------
Total                          $19,713        7,070         3,288        30,071
================================================================================
1995:
Current                        $16,010        4,615         2,993        23,618
Deferred                           972       (1,550)         (374)         (952)
--------------------------------------------------------------------------------
Total                          $16,982        3,065         2,619        22,666
================================================================================
1994:
Current                        $12,085        2,873         2,686        17,644
Deferred                         2,188        1,608           532         4,328
--------------------------------------------------------------------------------
Total                          $14,273        4,481         3,218        21,972
================================================================================

The significant components of the deferred tax expense (benefit) were as follows:

                                                        Years Ended December 31
                                                     1996       1995       1994
--------------------------------------------------------------------------------
Deferred tax expense (benefit), exclusive
  of the components listed below                  $ 1,479      1,550      2,892
Net operating loss carryforwards                   (1,851)      (790)       449
Alternative minimum tax credits                       434     (1,712)     1,084
Change in the valuation allowance for
  deferred tax assets                                --         --          (97)
--------------------------------------------------------------------------------
Total                                             $    62       (952)     4,328
================================================================================

The tax benefit for compensation expense related to the exercise of certain employee stock options for tax purposes in excess of compensation expense for financial reporting purposes is recognized as an adjustment to shareholder's equity.

The components of the net deferred tax liability as of December 31, 1996 and December 31, 1995 were as follows:

                                                               1996         1995
--------------------------------------------------------------------------------
Deferred tax assets:
Accounts receivable                                         $ 1,815        1,417
Postretirement benefits other than pensions                   2,191        2,028
Workers' compensation and other claims                        6,208        5,180
Other liabilities and reserves                               14,718       13,561
Miscellaneous                                                 1,113        1,015
Net operating loss carryforwards                              5,206        3,355
Alternative minimum tax credits                              11,149       11,245
--------------------------------------------------------------------------------
Total deferred tax assets                                    42,400       37,801
--------------------------------------------------------------------------------
Deferred tax liabilities:
Property, plant and equipment                                25,857       22,063
Pension assets                                               15,287       15,031
Other assets                                                  2,791        2,929
Investments in foreign affiliates                            10,090       11,478
Miscellaneous                                                10,313        9,602
--------------------------------------------------------------------------------
Total deferred tax liabilities                               64,338       61,103
--------------------------------------------------------------------------------
Net deferred tax liability                                  $21,938       23,302
================================================================================

The recording of deferred federal tax assets is based upon their expected utilization in the Company's consolidated federal income tax return and the benefit that would accrue to the Brink's Group under the Company's tax allocation policy.

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% in 1996, 1995 and 1994 to the income before income taxes.

                                                        Years Ended December 31
                                                     1996       1995       1994
--------------------------------------------------------------------------------
Income before income taxes:
United States                                    $ 63,569     59,507     47,419
Foreign                                            26,197     14,252     16,042
--------------------------------------------------------------------------------
Total                                            $ 89,766     73,759     63,461
================================================================================
Tax provision computed at statutory rate         $ 31,418     25,816     22,211
Increases (reductions) in taxes due to:
State income taxes (net of federal tax
  benefit)                                          2,137      1,702      2,092
Difference between total taxes on foreign
  income and the U.S. federal statutory rate       (4,149)    (5,528)    (3,259)
Miscellaneous                                         665        676        928
--------------------------------------------------------------------------------
Actual tax provision                             $ 30,071     22,666     21,972
================================================================================

It is the policy of the Brink's Group to accrue deferred income taxes on temporary differences related to the financial statement carrying amounts and tax bases of investments in foreign subsidiaries and affiliates which are expected to reverse in the foreseeable future. As of December 31, 1996 and December 31, 1995, the unrecognized deferred tax liability for temporary differences of approximately $26,963 and $29,531, respectively, related to investments in foreign subsidiaries and affiliates that are essentially permanent in nature and not expected to reverse in the foreseeable future was approximately $9,437 and $10,336, respectively.

The Brink's Group is included in the Company's consolidated U.S.
federal income tax return.

As of December 31, 1996, the Brink's Group had $11,149 of alternative minimum tax credits allocated to it under the Company's tax allocation policy. Such credits are available to offset future U.S. federal income taxes and, under current tax law, the carryforward period for such credits is unlimited.

The tax benefits of net operating loss carryforwards of the Brink's Group as at December 31, 1996 were $5,206 and related to various state and foreign taxing jurisdictions. The expiration periods primarily range from 5 to 15 years.

8. LONG-TERM DEBT

Total long-term debt of the Brink's Group consists of the following:

                                                               As of December 31
                                                                 1996       1995
--------------------------------------------------------------------------------
Senior obligations:
U.S. dollar term loan due 1996 (year-end
  rate 6.44% in 1995)                                          $ --        1,582
All other                                                       2,566      2,150
--------------------------------------------------------------------------------
                                                                2,566      3,732
Obligations under capital leases (average rates
  15.24% in 1996 and 13.55% in 1995)                            2,976      2,063
--------------------------------------------------------------------------------
Total long-term debt, less current maturities                   5,542      5,795

Current maturities of long-term debt:
Other senior obligations                                          331      1,083
U.S. dollar term loan due 1996                                   --        1,869
Capital leases                                                  1,808      1,165
--------------------------------------------------------------------------------
Total current maturities of long-term debt                      2,139      4,117

Total long-term debt including current maturities              $7,681      9,912
================================================================================

For the four years through December 31, 2001, minimum repayments of long-term debt outstanding are as follows:

                1998            $2,268
                1999               943
                2000               632
                2001               480

The Company has a $350,000 revolving credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100,000 term loan and permits additional borrowings, repayments and reborrowings of up to an aggregate of $250,000. During the second quarter of 1996, the maturity date of both the term loan and the revolving credit portion of the Facility was extended to May 31, 2001. Interest on borrowings under the Facility is payable at rates based on prime, certificate of deposit, Eurodollar or money market rates. At December 31, 1996, borrowings, in addition to the $100,000 term loan of $23,200 were outstanding. No portion of the total amount outstanding under the Facility at December 31, 1996 or December 31, 1995 was attributed to the Brink's Group.

Various international operations maintain lines of credit and overdraft facilities aggregating approximately $14,800 with a number of banks on either a secured or unsecured basis. At December 31, 1996, $1,751 was outstanding under such agreements.

Under the terms of some of its debt instruments, the Company has agreed to various restrictions relating to the payment of dividends, the repurchase of capital stock, the maintenance of consolidated net worth, and the amount of additional funded debt which may be incurred. Allowable restricted payments for dividends and stock repurchases aggregated $255,810 at December 31, 1996. Under the terms of the Facility, the Company has agreed to maintain at least $400,000 of Consolidated Net Worth, as defined, and can incur additional indebtedness of approximately $560,000.

At December 31, 1996, the Company's portion of outstanding unsecured letters of credit allocated to the Brink's Group was $15,684, primarily supporting the Brink's Group's obligations under its various self-insurance programs.

9. STOCK OPTIONS

The Company has various stock-based compensation plans as described below.

Stock Option Plans
The Company grants options under its 1988 Stock Option Plan (the "1988 Plan") to executives and key employees and under its Non-Employee Directors' Stock Option Plan (the "Non-Employee Plan") to outside directors, to purchase common stock at a price not less than 100% of quoted market value at date of grant. The 1988 Plan options can be granted with a maximum term of ten years and can vest within six months from the date of grant. The majority of grants made in 1996, 1995 and 1994 have a maximum term of six years and vest 100% at the end of the third year. The Non-Employee Plan options can be granted with a maximum term of ten years and can vest within six months from the date of grant. The majority of grants made in 1996, 1995 and 1994 have a maximum term of six years and vest ratably over the first three years. The total number of Brink's shares underlying options authorized for grant, but not yet granted, under the 1988 Plan is 2,460,981. Under the Non-Employee Plan, the total number of shares underlying options authorized for grant, but not yet granted, is 137,879.

The Company's 1979 Stock Option Plan (the "1979 Plan") and the 1985 Stock Option Plan (the "1985 Plan") terminated in 1985 and 1988, respectively, except as to options still outstanding.

As part of the Brink's Stock Proposal (Note 1), the 1988 and Non-Employee Plans were amended to permit option grants to be made to optionees with respect to Brink's Stock or Burlington Stock in addition to Minerals Stock. At the time of the approval of the Brink's Stock Proposal, a total of 2,383,422 shares of Services Stock were subject to options outstanding under the 1988 Plan, the Non-Employee Plan, the 1979 Plan and the 1985 Plan. Pursuant to antidilution provisions in the option agreements covering such plans, the Company converted these options into options for shares of Brink's Stock or Burlington Stock, or both, depending on the employment status and responsibilities of the particular optionee. In the case of optionees having Company-wide responsibilities, each outstanding Services Stock option was converted into options for both Brink's Stock and Burlington Stock. In the case of other optionees, each outstanding option was converted into a new option only for Brink's Stock or Burlington Stock, as the case may be. As a result, upon approval of the Brink's Stock Proposal, 1,749,822 shares of Brink's Stock and 1,989,466 shares of Burlington Stock were subject to options.

The table below summarizes the related plan activity.

                                                                      Aggregate
                                                                       Exercise
                                                        Shares            Price
--------------------------------------------------------------------------------
Outstanding at December 31, 1995                          --         $     --
Converted in Brink's Stock Proposal                  1,749,822           26,865
Granted                                                369,000            9,527
Exercised                                             (166,211)          (1,800)
Forfeited or expired                                   (37,090)            (734)
--------------------------------------------------------------------------------

Outstanding at December 31, 1996                     1,915,521       $   33,858
================================================================================

Options exercisable at the end of 1996, 1995 and 1994, respectively, for Brink's Stock, on an equivalent basis, were 1,098,836, 957,063 and 770,677.

The following table summarizes information about stock options outstanding as of December 31, 1996.

                   -----------------------------------      --------------------
                                         Stock Options             Stock Options
                                           Outstanding               Exercisable
--------------------------------------------------------------------------------
                                 Weighted
                                  Average
                                Remaining     Weighted                  Weighted
                              Contractual      Average                   Average
Range of                             Life     Exercise                  Exercise
Exercise Prices       Shares      (Years)        Price       Shares        Price
--------------------------------------------------------------------------------
$  6.2 to  9.87      439,537         2.55  $      9.29      439,537  $      9.29
  10.5 to 13.79      119,521         3.16        11.77      119,521        11.77
  16.7 to 21.34      994,963         3.63        19.98      539,778        21.23
  25.5 to 29.50      361,500         5.38        25.82         --            N/A
--------------------------------------------------------------------------------
Total              1,915,521                                           1,098,836
================================================================================

Employee Stock Purchase Plan
Under the 1994 Employee Stock Purchase Plan (the "Plan"), the Company is authorized to issue up to 750,000 shares of Brink's Stock to its employees who have six months of service and who complete minimum annual work requirements. Under the terms of the Plan, employees may elect each six-month period (beginning January 1 and July 1), to have up to 10 percent of their annual earnings withheld to purchase the Company's stock. Employees may purchase shares of any or all of the three classes of Company common stocks. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market price. Under the Plan, the Company sold

44,660 shares and 57,135 shares of Brink's Stock to employees during 1996 and 1995, respectively. The share amounts for Brink's Stock include the restatement for the Services Stock conversion under the Brink's Stock Proposal (Note 1).

Accounting For Plans
The Company has adopted the disclosure - only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", but applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the accompanying financial statements. Had compensation costs for the Company's plans been determined based on the fair value of awards at the grant dates, consistent with SFAS No. 123, the Brink's Group's net income and net income per share would approximate the pro forma amounts indicated below:

                                                         Years Ended December 31
                                                                 1996       1995
--------------------------------------------------------------------------------
Net Income attributed to common shares
Brink's Group
  As Reported                                                $ 59,695     51,093
  Pro Forma                                                    58,389     50,432
Net Income per common share
Brink's Group
  As Reported                                                    1.56       1.35
  Pro Forma                                                      1.53       1.33
================================================================================

Note: The pro forma disclosures shown may not be representative of the effects on reported net income in future years.

The fair value of each stock option grant used to compute pro forma net income and earnings per share disclosures is estimated at the time of the grant using the Black-Scholes option-pricing model. The weighted-average assumptions used in the model are as follows:

                                                                 1996       1995
--------------------------------------------------------------------------------
Expected dividend yield                                          0.4%       0.4%
Expected volatility                                               30%        30%
Risk-free interest rate                                          6.3%       5.8%
Expected term (in years)                                          4.7        4.7
================================================================================

Using these assumptions in the Black-Scholes model, the weighted-average fair value of options granted during 1996 and 1995 is $3,341 and $2,317, respectively.

Under SFAS 123, compensation cost is also recognized for the fair value of employee stock purchase rights. Because the Company settles its employee stock purchase rights under the Plan at the end of each six-month offering period, the fair value of these purchase rights was calculated using actual market settlement data. The weighted-average fair value of the stock purchase rights granted in 1996 and 1995 was $224 and $330, respectively, for the Brink's Group.

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

Holders of Brink's Stock at all times have one vote per share. Holders of Burlington Stock and Minerals Stock have one and 0.626 votes per share, respectively, subject to adjustment on January 1, 1998, and on January 1 every two years thereafter in such a manner that each class' share of the aggregate voting power at such time will be equal to that class' share of the aggregate market capitalization of the Company's common stock at such time. Accordingly, on each adjustment date, each share of Burlington Stock and Minerals Stock may have more than, less than or continue to have the number of votes per share as they have. Holders of Brink's Stock, Burlington Stock and Minerals Stock vote together as a single voting group on all matters as to which all common shareholders are entitled to vote. In addition, as prescribed by Virginia law, certain amendments to the Articles of Incorporation affecting, among other things, the designation, rights, preferences or limitations of one class of common stock, or certain mergers or statutory share exchanges, must be approved by the holders of such class of common stock, voting as a group, and, in certain circumstances, may also have to be approved by the holders of the other classes of common stock, voting as separate voting groups.

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

In November 1995, the Board of Directors (the "Board") authorized a revised share repurchase program which allowed for the purchase , from time to time, of up to 1,500,000 shares of Brink's Stock not to exceed an aggregate purchase price of $45,000 for all common stock of the Company; such shares to be purchased from time to time in the open market or in private transactions, as conditions warrant. During 1996, 278,000 shares of Brink's Stock were repurchased at a cost of $6,937. The program to repurchase shares remains in effect in 1997.

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

The Company has the authority to issue up to 2,000,000 shares of preferred stock, par value $10 per share. In January 1994, the Company issued $80,500 or 161,000 shares of Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock"). The Convertible Preferred Stock, which is convertible into Minerals Stock and which has been attributed to the Minerals Group, pays an annual dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefore, when as and if, declared by the Board. Payment of dividends commenced on March 1, 1994. Such stock also bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon.

In 1994, the Board authorized the repurchase from time to time of up to $15,000 of Convertible Preferred Stock. Subsequent to the authorization and through October 1995, 24,720 shares at a total cost of $9,624 had been repurchased, of which 16,370 shares at a total cost of $6,258 were purchased in 1995. In November 1995, the Board authorized an increase in the remaining authority to $15,000. No additional share repurchases were made during the remainder of 1995 subsequent to the increased authorization. In 1996, 20,920 shares at a total cost of $7,897 were repurchased. The program to acquire shares remains in effect in 1997, and in February 1997, the Board authorized an increase in the remaining repurchase authority to $15 million.

In 1996 and 1995, dividends paid on such stock amounted to $3,795 and $4,341, respectively. Preferred dividends included on the Company's Statements of Operations for the years ended December 31, 1996 and 1995, are net of $2,120 and $1,579, respectively, which was the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to holders of the stock for repurchases made during the year.

In December 1992, the Company formed the Pittston Company Employee Benefits Trust (the "Trust") to hold shares of its common stock to fund obligations under certain employee benefits programs not including stock option plans. The trust first began funding obligations under the Company's various stock option plans in September 1995. Upon formation of the Trust, the Company sold for a promissory note of the Trust, 4,000,000 shares of its common stock to the Trust at a price equal to the fair value of the stock on the date of sale. Upon approval of the Brink's Stock Proposal, 3,537,811 shares in the Trust were redesignated as Brink's Stock. At December 31, 1996, 3,141,493 shares of Brink's Stock (3,552,906 in 1995) remained in the Trust, valued at market. The value of these shares has no impact on shareholder's equity.

11. LEASES

The Brink's Group's businesses lease facilities, vehicles, computers and other equipment under long-term operating leases with varying terms, and most of the leases contain renewal and/or purchase options. As of December 31, 1996, aggregate future minimum lease payments under noncancellable operating leases were as follows:

                                                       Equipment
                                      Facilities         & Other           Total
--------------------------------------------------------------------------------
1997                                     $15,667           3,460          19,127
1998                                      13,725           2,852          16,577
1999                                       9,973           1,552          11,525
2000                                       7,902             837           8,739
2001                                       7,156             330           7,486
2002                                       6,373             141           6,514
2003                                       6,132             139           6,271
2004                                       6,112            --             6,112
2005                                       6,078            --             6,078
Later Years                               14,195            --            14,195
--------------------------------------------------------------------------------
Total                                    $93,313           9,311         102,624
================================================================================

These amounts are net of aggregate future minimum non-cancelable sublease rentals of $1,514.

Net rent expense amounted to $25,499 in 1996, $23,469 in 1995 and $17,419 in 1994.

The Brink's Group incurred capital lease obligations of $1,923 in 1996, $648 in 1995 and $1,651 in 1994. As of December 31, 1996, the Brink's Group's obligations under capital leases were not significant (Note 8).

12. EMPLOYEE BENEFIT PLANS

The Brink's Group's businesses participate in the Company's noncontributory defined benefit pension plan covering substantially all nonunion employees who meet certain minimum requirements in addition to sponsoring certain other defined benefit plans. Benefits under most of the plans are based on salary (including commissions, bonuses, overtime and premium pay) and years of service. The Brink's Group's pension cost relating to its participation in the Company's defined benefit pension plan is actuarially determined based on its respective employees and an allocable share of the pension plan assets. The Company's policy is to fund the actuarially determined amounts necessary to provide assets sufficient to meet the benefits to be paid to plan participants in accordance with applicable regulations. The net pension expense (credit) for 1996, 1995 and 1994 for all plans is as follows:

                                                        Years Ended December 31
                                                     1996       1995       1994
--------------------------------------------------------------------------------
Service cost--benefits earned during year        $  7,125      5,031      5,551
Interest cost on projected
  benefit obligation                                9,788      8,719      7,838
Return on assets--actual                          (23,485)   (28,019)    (1,750)
(Loss) return on assets--deferred                   8,643     14,717    (10,910)
Other amortization, net                              (243)      (505)      (472)
--------------------------------------------------------------------------------
Net pension expense (credit)                     $  1,828        (57)       257
================================================================================

The assumptions used in determining the net pension expense (credit) for the Company's primary pension plan were as follows:

                                                         Years Ended December 31
                                                            1996    1995    1994
--------------------------------------------------------------------------------
Interest cost on projected benefit obligation               7.5%   8.75%    7.5%
Expected long-term rate of return on assets                10.0%   10.0%   10.0%
Rate of increase in compensation levels                     4.0%    4.0%    4.0%
================================================================================

The funded status and prepaid pension expense at December 31, 1996 and 1995 are as follows:

                                                             1996          1995
--------------------------------------------------------------------------------
Actuarial present value of accumulated
  benefit obligation:
  Vested                                                $ 112,224       104,120
  Nonvested                                                 8,978         8,282
--------------------------------------------------------------------------------
                                                          121,202       112,402
Benefits attributable to projected salaries                21,714        18,966
--------------------------------------------------------------------------------
Projected benefit obligation                              142,916       131,368
Plan assets at fair value                                 177,837       159,555
--------------------------------------------------------------------------------
Excess of plan assets over projected
  benefit obligation                                       34,921        28,187
Unamortized initial net asset                              (2,318)       (2,918)
Unrecognized experience (gain) loss                        (1,122)        6,781
Unrecognized prior service cost                             1,158         1,385
--------------------------------------------------------------------------------
Net pension assets                                         32,639        33,435
Current pension liabilities                                 1,031           488
--------------------------------------------------------------------------------
Deferred pension assets per balance sheet               $  33,670        33,923
================================================================================

For the valuation of the Company's primary pension obligations and the calculation of the funded status, the discount rate was 8% in 1996 and 7.5% in 1995. The expected long-term rate of return on assets was 10% in both years. The rate of increase in compensation levels used was 4% in 1996 and 1995.

The unrecognized initial net asset at January 1, 1986 (January 1, 1989, for certain foreign pension plans), the date of adoption of SFAS 87, has been amortized over the estimated remaining average service life of the employees. As of December 31, 1996, approximately 64% of plan assets were invested in equity securities and 36% in fixed income securities.

The Brink's Group also provides certain postretirement health care and life insurance benefits for eligible active and retired employees in the United States and Canada.

For the years 1996, 1995 and 1994, the components of periodic expense for these postretirement benefits were as follows:

                                                         Years Ended December 31
                                                          1996     1995     1994
--------------------------------------------------------------------------------
Service cost--benefits earned during the year             $ 92       68       86
Interest cost on accumulated postretirement
  benefit obligation                                       248      240      232
--------------------------------------------------------------------------------
Total expense                                             $340      308      318
================================================================================

Interest costs on the accumulated postretirement benefit obligation were based upon rates of 7.5% in 1996, 8.75% in 1995 and 7.5% in 1994.

At December 31, 1996 and 1995, the actuarial and recorded liabilities for these postretirement benefits, none of which have been funded, were as follows:

                                                         Years Ended December 31
                                                                1996        1995
--------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
Retirees                                                      $1,566       1,632
Fully eligible active plan participants                          791         777
Other active plan participants                                 1,155       1,195
--------------------------------------------------------------------------------
                                                               3,512       3,604
Unrecognized experience gain                                     605         155
--------------------------------------------------------------------------------
Liability included on the balance sheet                        4,117       3,759
Less current portion                                             282         284
--------------------------------------------------------------------------------
Noncurrent liability for postretirement health
  care and life insurance benefits                            $3,835       3,475
================================================================================

The accumulated postretirement benefit obligation was determined using the unit credit method and an assumed discount rate of 8% in 1996 and 7.5% in 1995. The postretirement benefit obligation for U.S. salaried employees does not provide for changes in health care costs since the employer's contribution to the plan is a fixed amount. The assumed health care cost trend rate used in 1996 for employees under a foreign plan was 8.24% grading down to 5% in the year 2001.

The Brink's Group also participates in the Company's Savings-Investment Plan to assist eligible employees in providing for retirement or other future financial needs. Employee contributions are matched at rates of 75% to 125% up to 5% of compensation (subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended). Contribution expense under the plan aggregated $3,612 in 1996, $2,794 in 1995 and $2,706 in 1994.

13. OTHER OPERATING INCOME

Other operating income includes the Brink's Group's share of net income of unconsolidated affiliated companies carried on the equity method of $1,941, $136 and $6,048 for 1996, 1995 and 1994, respectively.

Summarized financial information presented includes the accounts of the following equity affiliates(a):

                                                                       Ownership
                                                            At December 31, 1996
--------------------------------------------------------------------------------
Servicio Pan Americano De Protecion, S.A. (Mexico)                         20.0%
Brink's Panama, S.A.                                                       49.0%
Brink's S.A. (France)                                                      38.0%
Brink's Schenker, GmbH (Germany)                                           50.0%
Brink's Securmark S.p.A. (Italy)                                           24.5%
Security Services (Brink's Jordan), W.L.L.                                 45.0%
Brink's-Allied Limited (Ireland)                                           50.0%
Brink's Arya India Private Limited                                         40.0%
Brink's Pakistan (Pvt.) Limited                                            49.0%
Brink's Taiwan Limited                                                     50.0%
Brink's (Thailand) Ltd.                                                    40.0%
================================================================================

                                               1996          1995           1994
--------------------------------------------------------------------------------
Revenues                                   $660,916       715,423        784,699
Gross profit                                 73,632        58,661        147,468
Net income (loss)                            10,427        (6,048)        22,661
Current assets                              171,336       155,687        149,367
Noncurrent assets                           197,642       218,019        291,085
Current liabilities                         168,986       209,016        135,824
Noncurrent liabilities                      109,972        80,860        156,375
Net equity                                   90,020        83,830        148,253
================================================================================

(a) Also includes amounts related to equity affiliates who were either sold prior to December 31, 1996 or became consolidated affiliates through increased ownership prior to December 31, 1996.

Undistributed earnings of such companies approximated $31,000 at December 31, 1996.

14. SEGMENT INFORMATION

Operating revenues by geographic area are as follows:

                                                    Years Ended December 31
                                                1996          1995          1994
--------------------------------------------------------------------------------
United States                               $528,362       464,738       406,828
Brazil                                       123,237       106,678        70,492
Other international                          258,214       216,979       179,673
--------------------------------------------------------------------------------
Total operating revenues                    $909,813       788,395       656,993
================================================================================

The following is derived from the business segment information in the Company's consolidated financial statements as it relates to the Brink's Group. See Note 2, Related Party Transactions, for a description of the Company's policy for corporate allocations.

The Brink's Group's portion of the Company's operating profit is as follows:

                                                    Years Ended December 31
                                                 1996         1995         1994
--------------------------------------------------------------------------------
United States                               $  70,701       63,362       51,343
Brazil                                          6,943        5,329        3,162
Other international                            24,051       13,553       17,637
--------------------------------------------------------------------------------
Brink's Group's portion of the
  Company's segment operating profit          101,695       82,244       72,142
Allocated general corporate
  expense                                      (7,457)      (4,770)      (4,666)
--------------------------------------------------------------------------------
Total operating profit                      $  94,238       77,474       67,476
================================================================================

The Brink's Group's portion of the Company's assets at year end is as follows:

                                                     Years Ended December 31
                                                  1996         1995         1994
--------------------------------------------------------------------------------
United States                                 $280,687      240,397      203,364
Brazil                                          34,976       29,492       25,843
Other international                            175,251      167,834      155,981
--------------------------------------------------------------------------------
Brink's Group's portion of the
  Company's assets                             490,914      437,723      385,188
Brink's Group's portion of
  corporate assets                              35,409       24,697       24,503
Deferred tax reclass                            25,342       22,306       17,196
--------------------------------------------------------------------------------
Total assets                                  $551,665      484,726      426,887
================================================================================

Industry segment information is as follows:

                                                     Years Ended December 31
                                                 1996         1995         1994
--------------------------------------------------------------------------------
Revenues:
Brink's                                     $ 754,011      659,459      547,046
BHS                                           155,802      128,936      109,947
--------------------------------------------------------------------------------
Total revenues                              $ 909,813      788,395      656,993
================================================================================
Operating Profit:
Brink's (a)                                 $  56,823       42,738       39,710
BHS (b)                                        44,872       39,506       32,432
--------------------------------------------------------------------------------
Segment operating profit                      101,695       82,244       72,142
Allocated general corporate expense            (7,457)      (4,770)      (4,666)
--------------------------------------------------------------------------------
Total operating profit                      $  94,238       77,474       67,476
================================================================================

(a) Includes equity in net income of unconsolidated foreign affiliates of $1,941 in 1996, $136 in 1995 and $6,048 in 1994 (Note 13).

(b) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations to more accurately reflect subscriber installation costs. The effect of this change in accounting principle was to increase operating profit $4,539 in 1996, $4,525 in 1995 and $4,137 in 1994 (Note 4).

                                                          As of December 31
                                                    1996        1995        1994
--------------------------------------------------------------------------------
Capital Expenditures:
Brink's                                         $ 34,072      23,063      23,963
BHS                                               61,522      47,256      34,071
Allocated general corporate                        2,083         111          60
--------------------------------------------------------------------------------
Total capital expenditures                      $ 97,677      70,430      58,094
================================================================================
Depreciation and Amortization:
Brink's                                         $ 24,293      21,844      20,553
BHS                                               30,115      22,408      17,817
Allocated general corporate expense                  158         105          93
--------------------------------------------------------------------------------
Total depreciation and amortization             $ 54,566      44,357      38,463
================================================================================
Assets at December 31:
Brink's                                          340,922     321,022     297,816
BHS                                              149,992     116,701      87,372
--------------------------------------------------------------------------------
Identifiable assets                              490,914     437,723     385,188
Allocated portion of the Company's
  corporate assets                                35,409      24,697      24,503
Deferred tax reclass                              25,342      22,306      17,196
--------------------------------------------------------------------------------
Total assets                                    $551,665     484,726     426,887
================================================================================

15. CONTINGENT LIABILITIES

Under the Coal Industry Retiree Health Benefit Act of 1992 (the "Act"), the Company and its majority-owned subsidiaries at July 20, 1992, including certain companies of the Brink's Group included in these financial statements, are jointly and severally liable with the Burlington Group and of the Minerals Group for the costs of certain companies of health care coverage provided for by that Act. For a description of the Act and an estimate of certain of such costs, see
Note 13 to the Company's consolidated financial statements. At this time, the Company expects the Minerals Group to generate sufficient cash flow to discharge its obligations under the Act.

In April 1990, the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ("Tankport") in Jersey City, New Jersey, which operations were sold in 1983. Under the settlement agreement, the Company is obligated to pay 80% of the remediation costs. Based on data available to the Company and its environmental consultants, the Company estimates its portion of the cleanup costs on an undiscounted basis using existing technologies to be between $6,900 and $17,000 over a period of up to five years. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which the clean-up will be conducted. The clean-up estimates have been modified from prior years' in light of cost inflation. The estimate of costs and the timing of payments could change as a result of changes to the remediation plan required, changes in the technology available to treat the site, unforseen circumstances existing at the site and additional cost inflation.

The Company commenced insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. In August 1995, the District Court ruled on various Motions for Summary Judgement. In its decision, the Court found favorably for the Company on several matters relating to the comprehensive general liability policies but concluded that the pollution liability policies did not contain pollution coverage for the types of claims associated with the Tankport site. The Company has appealed the District Court's decision to the Third Circuit. However, management and its outside legal counsel continue to believe that recovery of a substantial portion of the cleanup costs will ultimately be probable of realization. Accordingly, it is the Company's belief that, based on estimates of potential liability and probable realization of insurance recoveries, the Company would be liable for approximately $1,400 based on the Court's decision and related developments of New Jersey law.

16. SUPPLEMENTAL CASH FLOW INFORMATION

For the years ended December 31, 1996, 1995 and 1994, cash payments for income taxes, net of refunds received, were $33,718, $22,352 and $19,277, respectively.

For the years ended December 31, 1996, 1995 and 1994, cash payments for interest were $1,825, $1,663 and $2,502, respectively.

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Tabulated below are certain data for each quarter of 1996 and 1995.

                                            1st        2nd        3rd        4th
--------------------------------------------------------------------------------
1996 Quarters:
Operating revenues                     $212,560    222,055    232,022    243,176
Gross profit                             49,994     52,613     57,043     62,988

Net income                               11,839     14,034     15,841     17,981
Per Pittston Brink's Group
  Common Share:
Net income                             $    .31        .37        .41        .47

1995 Quarters:
Operating revenues                     $179,400    185,606    208,958    214,431
Gross profit                             39,876     44,242     50,803     53,791
Net income                                9,546     11,965     14,613     14,969

Per Pittston Brink's Group
  Common Share:
Net income                             $    .25        .32        .39        .39

Pittston Burlington Group
--------------------------------------------------------------------------------
STATEMENT OF MANAGEMENT RESPONSIBILITY
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------

The Board of Directors and Shareholders
The Pittston Company

We have audited the accompanying balance sheets of Pittston Burlington Group (as described in Note 1) as of December 31, 1996 and 1995, and the related statements of operations and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of The Pittston Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements of Pittston Burlington Group present fairly, in all material respects, the financial position of Pittston Burlington Group as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As more fully discussed in Note 1, the financial statements of Pittston Burlington Group should be read in connection with the audited consolidated financial statements of The Pittston Company and subsidiaries.


KPMG PEAT MARWICK LLP

KPMG Peat Marwick LLP
Stamford, Connecticut

January 23, 1997

Pittston Burlington Group
--------------------------------------------------------------------------------
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                   December 31
(In thousands)                                                   1996       1995
================================================================================
ASSETS
Current assets:
Cash and cash equivalents                                    $ 17,818     25,847
Accounts receivable:
  Trade                                                       240,905    218,081
  Other                                                        11,277     11,973
--------------------------------------------------------------------------------
                                                              252,182    230,054
  Less estimated amount uncollectible                           9,528     10,373
--------------------------------------------------------------------------------
                                                              242,654    219,681
Receivable--Pittston Minerals Group (Note 2)                     --        5,910
Inventories                                                     2,251      1,684
Prepaid expenses                                               12,459     13,603
Deferred income taxes (Note 7)                                  7,847     11,512
--------------------------------------------------------------------------------
Total current assets                                          283,029    278,237
Property, plant and equipment, at cost (Note 4)               176,183    128,440
  Less accumulated depreciation and amortization               62,900     56,269
--------------------------------------------------------------------------------
                                                              113,283     72,171
Intangibles, net of amortization (Note 5)                     177,797    180,739
Deferred pension assets (Note 12)                               9,504     10,427
Deferred income taxes (Note 7)                                 19,015     12,875
Other assets                                                   13,046     17,628
--------------------------------------------------------------------------------
Total assets                                                 $615,674    572,077
================================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term borrowings                                        $ 29,918     32,181
Current maturities of long-term debt (Note 8)                   2,916      1,964
Accounts payable                                              155,474    157,770
Payable--Pittston Minerals Group (Note 2)                       3,270       --
Accrued liabilities:
  Taxes                                                         6,343     13,760
  Workers' compensation and other claims                        2,614      4,059
  Payroll and vacation                                         10,207      8,837
  Miscellaneous (Note 12)                                      48,135     35,655
--------------------------------------------------------------------------------
                                                               67,299     62,311
--------------------------------------------------------------------------------
Total current liabilities                                     258,877    254,226

Long-term debt, less current maturities (Note 8)               28,723     26,697
Postretirement benefits other than pensions (Note 12)           3,145      2,713
Deferred income taxes (Note 7)                                  1,880      1,996
Payable--Pittston Minerals Group (Note 2)                      13,310      8,029
Other liabilities                                               4,750      6,563
Commitments and contingent liabilities (Notes 8, 11 and 14)
Shareholder's equity (Notes 3, 9 and 10)                      304,989    271,853
--------------------------------------------------------------------------------
Total liabilities and shareholder's equity                   $615,674    572,077
================================================================================

See accompanying notes to financial statements.

Pittston Burlington Group
--------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                   Years Ended December 31
(In thousands, except per share amounts)       1996          1995          1994
================================================================================
Operating revenue                       $ 1,500,318     1,414,821     1,215,284
--------------------------------------------------------------------------------
Costs and expenses:
Operating expenses                        1,317,423     1,245,721     1,043,895
Selling, general and
administrativeexpenses                      127,254       117,980       110,036
--------------------------------------------------------------------------------
Total costs and expenses                  1,444,677     1,363,701     1,153,931
--------------------------------------------------------------------------------
Other operating income, net                   1,530         2,833         3,206
--------------------------------------------------------------------------------
Operating profit                             57,171        53,953        64,559
Interest income                               2,463         4,430         2,127
Interest expense (Note 2)                    (4,097)       (5,108)       (3,847)
Other expense, net                           (2,028)       (1,702)       (1,629)
--------------------------------------------------------------------------------
Income before income taxes                   53,509        51,573        61,210
Provision for income taxes (Note 7)          19,708        18,718        22,854
--------------------------------------------------------------------------------
Net income                              $    33,801        32,855        38,356
================================================================================
Net income per common share (Note 1)    $      1.76          1.73          2.03
================================================================================
Average common shares outstanding            19,223        18,966        18,892

See accompanying notes to financial statements.

Pittston Burlington Group
--------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                              Years Ended December 31
(In thousands)                                               1996       1995       1994
=======================================================================================
Cash flows from operating activities:
Net income                                               $ 33,801     32,855     38,356
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Noncash charges and other write-offs                       --         --          306
  Depreciation and amortization                            23,427     19,972     17,319
  Provision for aircraft heavy maintenance                 32,057     26,317     26,598
  Credit for deferred income taxes                         (2,830)    (4,345)    (5,256)
  Provision for pensions, noncurrent                        1,461        218        203
  Provision for uncollectible accounts receivable           3,009      2,336      3,054
  Equity in earnings of unconsolidated affiliates,
   net of dividends received                                 (126)      (194)      (118)
  Loss on sale of property, plant and equipment               130        209         39
  Other operating, net                                      1,912        828        343
  Change in operating assets and liabilities,
   net of effects of acquisitions and dispositions:
    Increase in accounts receivable                       (25,981)   (38,946)   (45,084)
    (Increase) decrease in inventories                       (569)       351       (242)
    Decrease (increase) in prepaid expenses                 1,249     (4,127)     1,575
    (Decrease) increase in accounts payable
      and accrued liabilities                              (2,594)     5,193     64,615
    (Increase) decrease in other assets                      (272)      (551)       272
    (Decrease) increase in other liabilities                 (824)       642      1,000
    Other, net                                               (761)    (1,270)       860
---------------------------------------------------------------------------------------
Net cash provided by operating activities                  63,089     39,488    103,840
---------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                (61,321)   (32,399)   (24,005)
Proceeds from disposal of property, plant and equipment     3,898        422      1,467
Aircraft heavy maintenance expenditures                   (23,373)   (22,356)   (15,333)
Acquisitions, net of cash acquired, and
 related contingency payments                              (2,944)    (1,338)    (5,938)
Other, net                                                  4,757      3,683      3,775
---------------------------------------------------------------------------------------
Net cash used by investing activities                     (78,983)   (51,988)   (40,034)
---------------------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                           3,584     28,060     31,790
Reductions of debt                                         (3,948)    (2,834)   (30,482)
Payments from (to)--Minerals Group                         12,179       (878)   (55,731)
Repurchase of common stock                                 (1,406)    (1,132)    (2,042)
Proceeds from exercise of stock options
 and employee stock purchase plan                           3,207        951      1,837
Other                                                        --         --          106
Dividends paid                                             (4,514)    (4,204)    (4,154)
Cost of stock proposals                                    (1,237)      --           (1)
---------------------------------------------------------------------------------------
Net cash provided (used) by financing activities            7,865     19,963    (58,677)
---------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents       (8,029)     7,463      5,129
Cash and cash equivalents at beginning of period           25,847     18,384     13,255
---------------------------------------------------------------------------------------
Cash and cash equivalents at end of period               $ 17,818     25,847     18,384
=======================================================================================

See accompanying notes to financial statements.

Pittston Burlington Group
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(Dollars in thousands, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
On January 18, 1996, the shareholders of The Pittston Company (the "Company") approved the Brink's Stock Proposal, as described in the Company's proxy statement dated December 15, 1995, resulting in the modification, effective as of January 19, 1996, of the capital structure of the Company to include an additional class of common stock. The outstanding shares of Pittston Services Group Common Stock, par value $1.00 per share, ("Services Stock") were redesignated as Pittston Brink's Group Common Stock, par value $1.00 per share, ("Brink's Stock") on a share-for-share basis, and a new class of common stock, designated as Pittston Burlington Group Common Stock, par value $1.00 per share, ("Burlington Stock") was distributed on the basis of one-half of one share for each outstanding share of Services Stock. Holders of Pittston Minerals Group Common Stock, par value $1.00 per share, ("Minerals Stock") continue to be holders of such stock, which continues to reflect the performance of the Pittston Minerals Group (the "Minerals Group"). Brink's Stock is intended to reflect the performance of the Pittston Brink's Group (the "Brink's Group") and Burlington Stock is intended to reflect the performance of the Pittston Burlington Group (the "Burlington Group").

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

The Company provides to holders of Burlington Stock separate financial statements, financial review, descriptions of business and other relevant information for the Burlington Group in addition to the consolidated financial information of the Company. Notwithstanding the attribution of assets and liabilities (including contingent liabilities) among the Minerals Group, the Brink's Group and the Burlington Group for the purpose of preparing their respective financial statements, this attribution and the change in the capital structure of the Company as a result of the approval of the Brink's Stock Proposal did not affect legal title to such assets or responsibility for such liabilities for the Company or any of its subsidiaries. Holders of Burlington Stock are common shareholders of the Company, which continues to be responsible for all liabilities. Financial impacts arising from one group that affect the Company's financial condition could affect the results of operations and financial condition of each of the groups. Since financial developments within one group could affect other groups, all shareholders of the Company could be adversely affected by an event directly impacting only one group. Accordingly, the Company's consolidated financial statements must be read in connection with the Burlington Group's financial statements.

Principles of Combination
The accompanying financial statements reflect the combined accounts of the businesses comprising the Burlington Group and their majority-owned subsidiaries. The Burlington Group's interests in 20% to 50% owned companies are carried on the equity method. All material intercompany items and transactions have been eliminated in combination. Certain prior year amounts have been reclassified to conform to the current year's financial statement presentation.

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

Net Income Per Common Share
Net Income per common share is computed by dividing the net income by the weighted-average number of shares outstanding during the period. The potential dilution from the exercise of stock options is not material. The shares held in The Pittston Company Employee Benefits Trust (Note 10) are not included in the net income per share calculations as they were evaluated for inclusion in those calculations under the treasury stock method and had no dilutive effect.

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

A portion of the Burlington Group's financial results is derived from activities in several foreign countries, each with a local currency other than the U.S. dollar. Because the financial results of the Burlington Group are reported in U.S. dollars, they are affected by the changes in the value of various foreign currencies in relation to the U.S. dollar. However, the Burlington Group's international activity is not concentrated in any single currency, which reduces the risks of foreign currency rate fluctuations.

Financial Instruments
The Burlington Group uses foreign currency forward contracts to hedge the risk of changes in foreign currency rates associated with certain transactions denominated in various currencies. Realized and unrealized gains and losses on these contracts, designated and effective as hedges, are deferred and recognized as part of the specific transaction hedged.

The Burlington Group also utilizes financial instruments to protect against price increases in jet fuel as well as interest rate changes on certain variable rate lease obligations. Gains and losses on such financial instruments, designated and effective as hedges, are recognized as part of the specific transaction hedged.

Revenue Recognition
Revenues related to transportation services are recognized, together with related transportation costs, on the date shipments physically depart from facilities en route to destination locations. Financial statements resulting from existing recognition policies do not materially differ from the allocation between reporting periods based on relative transit times in each reporting period with expenses recognized as incurred.

Use of Estimates
In accordance with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements. Actual results could differ from those estimates.

Accounting Changes
In 1996, the Burlington Group adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires companies to review assets for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this statement did not have an impact on the Burlington Group's financial statements.

In 1996, the Burlington Group also adopted SFAS No. 123, "Accounting for Stock Based Compensation". SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 allows for the adoption of a fair value based method of accounting for all employee stock compensation plans or it allows entities to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock issued to Employees". APB No. 25 requires the disclosure of net income and net income per share as if the fair value based method of accounting is applied. The Burlington Group has elected to continue to account for its stock compensation plans according to APB No. 25 with the disclosure of the impact on net income and net income per share as if the fair value based method of accounting is applied (Note 9).

2. RELATED PARTY TRANSACTIONS

The following policies may be modified or rescinded by action of the Board of Directors (the "Board"), or the Board may adopt additional policies, without approval of the shareholders of the Company, although the Board has no present intention to do so. The Company allocated certain corporate general and administrative expenses, net interest expense and related assets and liabilities in accordance with the policies described below. Corporate assets and liabilities are primarily deferred pension assets, income taxes and accrued liabilities.

Financial
As a matter of policy, the Company manages most financial activities of the Burlington Group, Brink's Group and Minerals Group on a centralized, consolidated basis. Such financial activities include the investment of surplus cash; the issuance, repayment and repurchase of short-term and long-term debt; the issuance and repurchase of common stock and the payment of dividends. In preparing these financial statements, transactions primarily related to invested cash, short-term and long-term debt (including convertible debt), related net interest and other financial costs have been attributed to the Burlington Group based upon its cash flows for the periods presented after giving consideration to the debt and equity structure of the Company. The Company attributes long-term debt to the Burlington Group based upon the purpose for the debt in addition to the cash requirements of the Burlington Group. See Note 8 for details and amounts of long-term debt. The portion of the Company's interest expense allocated to the Burlington Group for 1996, 1995 and 1994 was $663, $2,327 and $2,629, respectively. Management believes such method of allocation to be equitable and a reasonable estimate of the cost attributable to the Burlington Group.

To the extent borrowings are deemed to occur between the Burlington Group, the Brink's Group and the Minerals Group, intergroup accounts are established bearing interest at the rate in effect from time to time under the Company's unsecured credit lines or, if no such credit lines exist, at the prime rate charged by Chase Manhattan Bank from time to time. At December 31, 1996 and 1995, the Minerals Group owed the Burlington Group $7,730 and $19,910, respectively, as the result of borrowings.

Income Taxes
The Burlington Group is included in the consolidated U.S. federal income tax return filed by the Company.

The Company's consolidated provision and actual cash payments for U.S. federal income taxes are allocated between the Burlington Group, Brink's Group and Minerals Group in accordance with the Company's tax allocation policy and reflected in the financial statements for each Group. In general, the consolidated tax provision and related tax payments or refunds are allocated among the Groups, for financial statement purposes, based principally upon the financial income, taxable income, credits and other amounts directly related to the respective Group. Tax benefits that cannot be used by the Group generating such attributes, but can be utilized on a consolidated basis, are allocated to the Group that generated such benefits and an intergroup account is established for the benefit of the Group generating the attributes. As a result, the allocated Group amounts of taxes payable or refundable are not necessarily comparable to those that would have resulted if the Groups had filed separate tax returns. At December 31, 1996 and 1995, the Burlington Group owed the Minerals Group $24,310 and $22,029, respectively, for such tax benefits, of which $13,310 and $8,029, respectively, were not expected to be paid within one year from such dates in accordance with the policy. The Burlington Group paid the Minerals Group $14,949 in 1996 and $11,328 in 1995 for the utilization of such tax benefits.

Shared Services
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Burlington Group based upon utilization and other methods and criteria which management believes to be equitable and a reasonable estimate of the cost attributable to the Burlington Group. These allocations were $7,433, $4,770 and $4,665 in 1996, 1995 and 1994, respectively.

Pension
The Burlington Group's pension cost related to its participation in the Company's noncontributory defined benefit pension plan is actuarially determined based on its respective employees and an allocable share of the pension plan assets and calculated in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions", ("SFAS 87"). Pension plan assets have been allocated to the Burlington Group based on the percentage of its projected benefit obligation to the plan's total projected benefit obligation. Management believes such method of allocation to be equitable and a reasonable estimate of the cost attributable to the Burlington Group.

3. SHAREHOLDER'S EQUITY

The following presents shareholder's equity of the Burlington Group:

                                                         As of December 31
                                                   1996        1995        1994
--------------------------------------------------------------------------------
Balance at beginning of period                $ 271,853     240,880     203,150
Net income                                       33,801      32,855      38,356
Foreign currency translation
  adjustment                                       (171)        945       2,418
Stock options exercised                           2,970         548       1,835
Stock released from employee benefits
  trust to employee benefits plan                 3,017       1,661         454
Stock repurchases                                (1,406)     (1,134)     (2,042)
Dividends declared                               (4,707)     (4,201)     (4,161)
Cost of Stock Proposals                          (1,237)       --            (1)
Tax benefit of options exercised                    869         299         765
Other                                              --          --           106
--------------------------------------------------------------------------------
Balance at end of period                      $ 304,989     271,853     240,880
================================================================================

The cumulative foreign currency translation adjustment deducted from shareholder's equity is $892, $721 and $1,666 at December 31, 1996, 1995 and 1994, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consist of the following:

                                                            As of December 31
                                                          1996              1995
--------------------------------------------------------------------------------
Land                                                  $  3,266             1,495
Buildings                                               32,466            20,102
Machinery and equipment                                140,451           106,843
--------------------------------------------------------------------------------
Total                                                 $176,183           128,440
================================================================================

The estimated useful lives for property, plant and equipment are as follows:

                                                                           Years
--------------------------------------------------------------------------------
Buildings                                                               10 to 40
Machinery and equipment                                                  3 to 10

Depreciation of property, plant and equipment aggregated $16,887 in 1996, $13,448 in 1995 and $10,797 in 1994.

5. INTANGIBLES

Intangibles consist entirely of the excess of cost over fair value of net assets of businesses acquired and are net of accumulated amortization of $79,302 at December 31, 1996 and $72,721 at December 31, 1995. The estimated useful life of intangibles is generally forty years. Amortization of intangibles aggregated $6,465 in 1996, $6,295 in 1995 and $6,162 in 1994.

6. FINANCIAL INSTRUMENTS

Financial instruments which potentially subject the Burlington Group to concentrations of credit risk consist principally of cash and cash equivalents, and trade receivables. The Burlington Group's cash and cash equivalents are placed with high credit quality financial institutions. Also, by policy, the amount of credit exposure to any one financial institution is limited. Concentration of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Burlington Group's customer base and their dispersion across many different industries and geographic areas.

The following details the fair values of financial instruments for which it is practicable to estimate the value:

Cash and cash equivalents
The carrying amounts approximate fair value because of the short maturity of these instruments.

Accounts receivable, accounts payable and accrued liabilities The carrying amounts approximate fair value because of the short-term nature of these instruments.

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

Foreign currency forward contracts--The Company, on behalf of the Burlington Group, enters into foreign currency forward contracts with a duration of up to 45 days as a hedge against accounts payable denominated in various currencies. These contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the payables being hedged. At December 31, 1996, the total notional value of foreign currency forward contracts outstanding was $1,052 and the fair value was not significant.

Fuel contracts--The Burlington Group has hedged a portion of its jet fuel requirements through several commodity option transactions that are intended to protect against significant increases in jet fuel prices. At December 31, 1996, these transactions aggregated 18.0 million gallons and are applicable throughout the first half of 1997. The fair value of these fuel hedge transactions may fluctuate over the course of the contract period due to changes in the supply and demand for oil and refined products. Thus, the economic gain or loss, if any, upon settlement of the contracts may differ from the fair value of the contracts at an interim date. At December 31, 1996, the fair value of these contracts was not significant.

Interest rate contracts--In connection with the aircraft leasing by Burlington, the Company has entered into an interest rate swap agreement. This variable to fixed interest rate swap agreement has a notional value of $30,000 that fixes the Company's interest rate at 7.05% through January 2, 1998. Given the decline in the base variable rate subsequent to when the agreement was entered into, the cost to the Company to terminate the agreement would have been $575 at December 31, 1996.

7. INCOME TAXES

The provision (credit) for income taxes consists of the following:

                              U.S.
                           Federal        Foreign          State          Total
--------------------------------------------------------------------------------
1996:
Current                   $ 18,967          2,371          1,200         22,538
Deferred                       351         (3,166)           (15)        (2,830)
--------------------------------------------------------------------------------
Total                     $ 19,318           (795)         1,185         19,708
================================================================================
1995:
Current                   $ 20,139          1,424          1,500         23,063
Deferred                    (2,839)        (1,064)          (442)        (4,345)
--------------------------------------------------------------------------------
Total                     $ 17,300            360          1,058         18,718
================================================================================
1994:
Current                   $ 22,077          3,033          3,000         28,110
Deferred                    (4,472)            80           (864)        (5,256)
--------------------------------------------------------------------------------
Total                     $ 17,605          3,113          2,136         22,854
================================================================================

The significant components of the deferred tax benefit were as follows:

                                                         Years Ended December 31
                                                     1996       1995       1994
--------------------------------------------------------------------------------
Deferred tax expense (benefit), exclusive
  of the components listed below                  $  (372)    (2,212)    (6,028)
Net operating loss carryforwards                   (2,887)    (1,490)      (247)
Alternative minimum tax credits                       429       (565)     1,084
Change in the valuation allowance for
  deferred tax assets                                --          (78)       (65)
--------------------------------------------------------------------------------
Total                                             $(2,830)    (4,345)    (5,256)
================================================================================

The tax benefit for compensation expense related to the exercise of certain employee stock options for tax purposes in excess of compensation expense for financial reporting purposes is recognized as an adjustment to shareholder's equity.


The components of the net deferred tax asset as of December 31, 1996 and December 31, 1995 were as follows:

                                                               1996         1995
--------------------------------------------------------------------------------
Deferred tax assets:
Accounts receivable                                         $ 2,517        3,149
Postretirement benefits other than pensions                   1,302        1,100
Workers' compensation and other claims                          761        1,357
Other liabilities and reserves                               13,358       13,275
Miscellaneous                                                 1,840        1,642
Net operating loss carryforwards                              8,227        5,340
Alternative minimum tax credits                              11,597       11,653
--------------------------------------------------------------------------------
Total deferred tax assets                                    39,602       37,516
--------------------------------------------------------------------------------
Deferred tax liabilities:
Property, plant and equipment                                   625          576
Pension assets                                                  807        1,486
Other assets                                                    496          684
Miscellaneous                                                12,692       12,379
--------------------------------------------------------------------------------
Total deferred tax liabilities                               14,620       15,125
--------------------------------------------------------------------------------
Net deferred tax asset                                      $24,982       22,391
================================================================================

The recording of deferred federal tax assets is based upon their expected utilization in the Company's consolidated federal income tax return and the benefit that would accrue to the Burlington Group under the Company's tax allocation policy.

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% in 1996, 1995 and 1994 to the income before income taxes.

                                                        Years Ended December 31
                                                     1996       1995       1994
--------------------------------------------------------------------------------
Income before income taxes:
United States                                    $ 37,794     34,943     35,464
Foreign                                            15,715     16,630     25,746
--------------------------------------------------------------------------------
Total                                            $ 53,509     51,573     61,210
================================================================================
Tax provision computed at statutory rate         $ 18,730     18,051     21,424
Increases (reductions) in taxes due to:
State income taxes (net of federal tax
  benefit)                                            771        688      1,388
Goodwill amortization                               2,086      2,079      1,891
Difference between total taxes on foreign
  income and the U.S. federal statutory rate       (2,392)    (1,430)    (2,790)
Miscellaneous                                         513       (670)       941
--------------------------------------------------------------------------------
Actual tax provision                             $ 19,708     18,718     22,854
================================================================================

It is the policy of the Burlington Group to accrue deferred income taxes on temporary differences related to the financial statement carrying amounts and tax bases of investments in foreign subsidiaries and affiliates which are expected to reverse in the foreseeable future. As of December 31, 1996 and December 31, 1995, the unrecognized deferred tax liability for temporary differences of approximately $13,454 and $9,340, respectively, related to investments in foreign subsidiaries and affiliates that are essentially permanent in nature and not expected to reverse in the foreseeable future was approximately $4,709 and $3,269, respectively.

The Burlington Group is included in the Company's consolidated U.S. federal income tax return.

As of December 31, 1996, the Burlington Group had $11,597 of alternative minimum tax credits allocated to it under the Company's tax allocation policy. Such credits are available to offset future U.S. federal income taxes and, under current tax law, the carryforward period for such credits is unlimited.

The tax benefits of net operating loss carryforwards of the Burlington Group as at December 31, 1996 were $8,227 and related to various state and foreign taxing jurisdictions. The expiration periods primarily range from 5 to 15 years.

8. LONG-TERM DEBT

A portion of the outstanding debt under the Company's credit agreement and the Company's subordinated obligations have been attributed to the Burlington Group. Total long-term debt of the Burlington Group consists of the following:

                                                               As of December 31
                                                                 1996       1995
--------------------------------------------------------------------------------
Senior obligations:
Canadian dollar term loan due 1999 (year-end
  rate 4.61% in 1996 and 7.50% in 1995)                       $ 2,920      2,932
All other                                                      10,275      7,772
--------------------------------------------------------------------------------
                                                               13,195     10,704
Obligations under capital leases (average
  rates 11.31% in 1996 and 13.00% in 1995)                      1,180      1,645
--------------------------------------------------------------------------------
                                                               14,375     12,349
--------------------------------------------------------------------------------
Attributed portion of the Company's debt:
4% subordinated debentures due 1997                            14,348     14,348
--------------------------------------------------------------------------------
Total long-term debt, less current maturities                  28,723     26,697

Current maturities of long-term debt:
Other senior obligations                                        2,916      1,964
--------------------------------------------------------------------------------
Total current maturities of long-term debt                      2,916      1,964

Total long-term debt including current maturities             $31,639     28,661
================================================================================

For the four years through December 31, 2001, minimum repayments of long-term debt outstanding are as follows:

              1998                $ 3,336
              1999                  2,506
              2000                  1,585
              2001                    462

The Canadian dollar term loan held by a wholly-owned indirect subsidiary of the Burlington Group bears interest based on Canadian prime or Bankers' Acceptance rates or, if converted to a U.S. dollar loan, based on Eurodollar or Federal Funds rates. The Canadian dollar term loan is guaranteed by the Company.

The Company has a $350,000 revolving credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100,000 term loan and permits additional borrowings, repayments and reborrowings of up to an aggregate of $250,000. During the second quarter of 1996, the maturity date of both the term loan and the revolving credit portion of the Facility was extended to May 31, 2001. Interest on borrowings under the Facility is payable at rates based on prime, certificate of deposit, Eurodollar or money market rates. During 1995, $23,400 of the term loan obligation attributed to the Burlington Group was assumed by the Minerals Group as partial settlement of the Minerals Group payable to the Burlington Group. At December 31, 1996, borrowings, in addition to the $100,000 term loan of $23,200 were outstanding. No portion of the total amount outstanding under the Facility at December 31, 1996 or at December 31, 1995 was attributed to the Burlington Group.

The 4% subordinated debentures due July 1, 1997, are exchangeable only for cash, at the rate of $157.80 per $1,000 debenture. The debentures are redeemable at the Company's option, in whole or in part, at any time prior to maturity, at redemption prices equal to 100% of the principal amount. The Company plans to repay the debentures from borrowings under the long-term revolving credit facility. In 1995, the Company redeemed $300 in principal of its 4% subordinated debentures.

Various international operations maintain lines of credit and overdraft facilities aggregating approximately $117,000 with a number of banks on either a secured or unsecured basis. At December 31, 1996, $55,745 was outstanding under such agreements.

Under the terms of some of its debt instruments, the Company has agreed to various restrictions relating to the payment of dividends, the repurchase of capital stock, the maintenance of consolidated net worth, and the amount of additional funded debt which may be incurred. Allowable restricted payments for dividends and stock repurchases aggregated $255,810 at December 31, 1996. Under the terms of the Facility, the Company has agreed to maintain at least $400,000 of Consolidated Net Worth, as defined, and can incur additional indebtedness of approximately $560,000.

At December 31, 1996, the Company's portion of outstanding unsecured letters of credit allocated to the Burlington Group was $41,304, primarily supporting the Burlington Group's obligations under aircraft lease obligations and its various self-insurance programs.

9. STOCK OPTIONS

The Company has various stock-based compensation plans as described below.

Stock Option Plans
The Company grants options under its 1988 Stock Option Plan (the "1988 Plan") to executives and key employees and under its Non-Employee Directors' Stock Option Plan (the "Non-Employee Plan") to outside directors, to purchase common stock at a price not less than 100% of quoted market value at the date of grant. The 1988 Plan options can be granted with a maximum term of ten years and can vest within six months from the date of grant. The majority of grants made in 1996, 1995 and 1994 have a maximum term of six years and vest 100% at the end of the third year. The Non-Employee Plan options can be granted with a maximum term of ten years and can vest within six months from the date of grant. The majority of grants made in 1996, 1995 and 1994 have a maximum term of six years and vest ratably over the first three years. The total number of shares underlying options authorized for grant, but not yet granted, under the 1988 Plan is 2,031,775. Under the Non-Employee Plan, the total number of shares underlying options for grant, but not yet granted, is 134,164.

The Company's 1979 Stock Option Plan (the "1979 Plan") and the 1985 Stock Option Plan (the "1985 Plan") terminated in 1985 and 1988, respectively, except as to options still outstanding.

As part of the Brink's Stock Proposal (Note 1), the 1988 and Non-Employee Plans were amended to permit option grants to be made to optionees with respect to Brink's Stock or Burlington Stock, in addition to Minerals Stock. At the time of the approval of the Brink's Stock Proposal, a total of 2,383,422 shares of Services Stock were subject to options outstanding under the 1988 Plan, the Non-Employee Plan, the 1979 Plan and the 1985 Plan. Pursuant to antidilution provisions in the option agreements covering such plans, the Company converted these options into options for shares of Brink's Stock or Burlington Stock, or both, depending on the employment status and responsibilities of the particular optionee. In the case of optionees having Company-wide responsibilities, each outstanding Services Stock option was converted into options for both Brink's Stock and Burlington Stock. In the case of other optionees, each outstanding option was converted into a new option only for Brink's Stock or Burlington Stock, as the case may be. As a result, upon approval of the Brink's Stock Proposal, 1,749,822 shares of Brink's Stock and 1,989,466 shares of Burlington Stock were subject to options.

The table below summarizes the related plan activity.

                                                                       Aggregate
                                                                        Exercise
                                                        Shares            Price
--------------------------------------------------------------------------------
Outstanding at December 31, 1995                          --         $     --
Converted in Brink's Stock Proposal                  1,989,466           23,474
Granted                                                439,750            7,972
Exercised                                             (318,123)          (2,905)
Forfeited or expired                                   (64,010)            (952)
--------------------------------------------------------------------------------
Outstanding at December 31, 1996                     2,047,083       $   27,589
================================================================================

Options exercisable at the end of 1996, 1995 and 1994, respectively, on an equivalent basis, for Burlington Stock were 1,033,647, 1,030,259 and 724,089.

The following table summarizes information about stock options outstanding as of December 31, 1996.

                       ----------------------------------    -------------------
                                            Stock Options          Stock Options
                                              Outstanding            Exercisable
--------------------------------------------------------------------------------
                                     Weighted
                                      Average
                                    Remaining    Weighted               Weighted
                                  Contractual     Average                Average
Range of                                 Life    Exercise               Exercise
Exercise Prices         Shares        (Years)       Price     Shares       Price
--------------------------------------------------------------------------------
$ 5.00 to 7.51         332,227          1.48       $ 6.95    332,227      $ 6.95
  7.71 to 11.70        318,265          3.36         9.59    318,177        9.59
 13.41 to 16.32        888,993          4.26        15.06    317,359       16.18
 17.06 to 21.13        507,598          4.92        17.95     65,884       17.06
--------------------------------------------------------------------------------
Total                2,047,083                             1,033,647
================================================================================

Employee Stock Purchase Plan
Under the 1994 Employee Stock Purchase Plan (the "Plan"), the Company is authorized to issue up to 375,000 shares of Burlington Stock to its employees who have six months of service and who complete minimum annual work requirements. Under the terms of the Plan, employees may elect each six-month period (beginning January 1 and July 1), to have up to 10 percent of their annual earnings withheld to purchase the Company's stock. Employees may purchase shares of any or all of the three classes of Company common stocks. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market price. Under the Plan, the Company sold 32,373 shares and 28,567 shares of Burlington Stock to employees during 1996 and 1995, respectively. The share amounts for Burlington Stock include the restatement for the Services Stock conversion under the Brink's Stock Proposal (Note 1).

Accounting For Plans
The Company has adopted the disclosure - only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", but applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the accompanying financial statements. Had compensation costs for the Company's plans been determined based on the fair value of awards at the grant dates, consistent with SFAS No. 123, the Burlington Group's net income and net income per share would approximate the pro forma amounts indicated below:

                                                         Years Ended December 31
                                                           1996             1995
--------------------------------------------------------------------------------
Net Income attributed to common shares
Burlington Group
  As Reported                                          $ 33,801           32,855
  Pro Forma                                              32,528           32,098
Net Income per common share
Burlington Group
  As Reported                                              1.76             1.73
  Pro Forma                                                1.69             1.69
================================================================================

Note: The pro forma disclosures shown may not be representative of the effects on reported net income in future years.

The fair value of each stock option grant used to compute pro forma net income and net income per share disclosures is estimated at the time of the grant using the Black-Scholes option-pricing model. The weighted-average assumptions used in the model are as follows:

                                                                 1996       1995
--------------------------------------------------------------------------------
Expected dividend yield                                          1.2%       1.2%
Expected volatility                                               32%        32%
Risk-free interest rate                                          6.3%       5.8%
Expected term (in years)                                         4.7        4.7
================================================================================

Using these assumptions in the Black-Scholes model, the weighted-average fair value of options granted during 1996 and 1995 is $2,679 and $2,549, respectively.

Under SFAS 123, compensation cost is also recognized for the fair value of employee stock purchase rights. Because the Company settles its employee stock purchase rights under the Plan at the end of each six-month offering period, the fair value of these purchase rights was calculated using actual market settlement data. The weighted-average fair value of the stock purchase rights granted in 1996 and 1995 was $231 and $352, respectively, for the Burlington Group.

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

Holders of Brink's Stock at all times have one vote per share. Holders of Burlington Stock and Minerals Stock have one and 0.626 votes per share, respectively, subject to adjustment on January 1, 1998, and on January 1 every two years thereafter in such a manner so that each class' share of the aggregate voting power at such time will be equal to that class' share of the aggregate market capitalization of the Company's common stock at such time. Accordingly, on each adjustment date, each share of Burlington Stock and Minerals Stock may have more than, less than or continue to have the number of votes per share as they have. Holders of Brink's Stock, Burlington Stock and Minerals Stock vote together as a single voting group on all matters as to which all common shareholders are entitled to vote. In addition, as prescribed by Virginia law, certain amendments to the Articles of Incorporation affecting, among other things, the designation, rights, preferences or limitations of one class of common stock, or certain mergers or statutory share exchanges, must be approved by the holders of such class of common stock, voting as a group, and, in certain circumstances, may also have to be approved by the holders of the other classes of common stock, voting as separate voting groups.

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

In November 1995, the Board of Directors (the "Board"), authorized a revised share repurchase program which allowed for the purchase, from time to time, of up to 1,500,000 shares of Burlington Stock, not to exceed an aggregate purchase price of $45,000 for all common stock of the Company; such shares to be purchased from time to time in the open market or in private transactions, as conditions warrant. Prior to this revised program, 401,900 shares of Services Stock (or the equivalent of 209,500 shares of Burlington Stock) were repurchased at an aggregate cost of $9,624, of which 145,800 shares (or the equivalent of 75,600 shares of Burlington Stock) were repurchased in 1995 at an aggregate cost of $3,436. No additional repurchases were made during the remainder of 1995 subsequent to the implementation of the revised program. During 1996, 75,600 shares of Burlington Stock were repurchased at a cost of $1,407. The program to repurchase shares remains in effect in 1997.

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

The Company has the authority to issue up to 2,000,000 shares of preferred stock, par value $10 per share. In January, 1994, the Company issued $80,500 or 161,000 shares of Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock"). The Convertible Preferred Stock, which is convertible into Minerals Stock and which has been attributed to the Minerals Group, pays an annual dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefore, when as and if, declared by the Board. Payment of dividends commenced on March 1, 1994. Such stock also bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon.

In 1994, the Board authorized the repurchase from time to time of up to $15,000 of Convertible Preferred Stock. Subsequent to the authorization and through October 1995, 24,720 shares at a total cost of $9,624 had been repurchased, of which 16,370 shares at a total cost of $6,258 were purchased in 1995. In November 1995, the Board authorized an increase in the remaining authority to $15,000. No additional share repurchases were made during the remainder of 1995 subsequent to the increased authorization. In 1996, 20,920 shares at a total cost of $7,897 were repurchased. The program to acquire shares remains in effect in 1997, and in February 1997, the Board authorized an increase in the remaining repurchase authority to $15 million.

In 1996 and 1995, dividends paid on such stock amounted to $3,795 and $4,341, respectively. Preferred dividends included on the Company's Statements of Operations for the years ended December 31, 1996 and 1995, are net of $2,120 and $1,579, respectively, which was the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to holders of the stock for repurchases made during the year.

In December 1992, the Company formed the Pittston Company Employee Benefits Trust (the "Trust") to hold shares of its common stock to fund obligations under certain employee benefits programs not including stock option plans. The trust first began funding obligations under the Company's various stock option plans in September 1995. Upon formation of the Trust, the Company sold for a promissory note of the Trust, 4,000,000 shares of its common stock to the Trust at a price equal to the fair value of the stock on the date of sale. Upon approval of the Brink's Stock Proposal, 1,768,906 shares of Burlington Stock were distributed to the Trust. At December 31, 1996, 1,279,544 shares of Burlington Stock (1,776,453 in 1995) remained in the Trust, valued at market. The value of these shares has no impact on shareholder's equity.

11. LEASES

The Burlington Group leases aircraft, facilities, vehicles, computers and other equipment under long-term operating leases with varying terms, and most of the leases contain renewal and/or purchase options. As of December 31, 1996, aggregate future minimum lease payments under noncancellable operating leases were as follows:

                                                          Equipment
                                 Aircraft   Facilities      & Other        Total
--------------------------------------------------------------------------------
1997                              $27,590       24,400        5,062       57,052
1998                               20,661       19,160        3,719       43,540
1999                               17,979       14,833        2,539       35,351
2000                               11,479       11,372        1,803       24,654
2001                               10,339        9,101        1,188       20,628
2002                                6,336        7,791          685       14,812
2003                                 --          6,723          417        7,140
2004                                 --          6,310          417        6,727
2005                                 --          5,170          417        5,587
Later Years                          --         52,927        3,298       56,225
--------------------------------------------------------------------------------
Total                             $94,384      157,787       19,545      271,716
================================================================================

These amounts are net of aggregate future minimum noncancellable sublease rentals of $1,693.

Net rent expense amounted to $61,827 in 1996, $62,751 in 1995 and $57,412 in 1994.

The Burlington Group incurred capital lease obligations of $231 in 1996, $2,288 in 1995 and $755 in 1994. As of December 31, 1995, the Burlington Group's obligations under capital leases were not significant (Note 8).

12. EMPLOYEE BENEFIT PLANS

The Burlington Group's businesses participate in the Company's noncontributory defined benefit pension plan covering substantially all nonunion employees who meet certain minimum requirements, in addition to sponsoring certain other defined benefit plans. Benefits under most of the plans are based on salary (including commissions, bonuses, overtime and premium pay) and years of service. The Burlington Group's pension cost is actuarially determined based on its employees and an allocable share of the pension plan assets. The Company's policy is to fund the actuarially determined amounts necessary to provide assets sufficient to meet the benefits to be paid to plan participants in accordance with applicable regulations. The net pension expense for 1996, 1995 and 1994 for all plans is as follows:

                                                        Years Ended December 31
                                                       1996      1995      1994
--------------------------------------------------------------------------------
Service cost--benefits earned during year           $ 4,067     2,856     3,009
Interest cost on projected benefit obligation         4,010     3,162     2,919
Loss (return) on assets--actual                      (8,053)  (11,344)      662
(Loss) return on assets--deferred                     2,177     6,223    (5,713)
Other amortization, net                                (339)     (305)     (357)
--------------------------------------------------------------------------------
Net pension expense                                 $ 1,862       592       520
================================================================================

The assumptions used in determining the net pension expense for the Company's primary pension plan were as follows:

                                                            1996    1995    1994
--------------------------------------------------------------------------------
Interest cost on projected benefit obligation               7.5%   8.75%    7.5%
Expected long-term rate of return on assets                10.0%   10.0%   10.0%
Rate of increase in compensation levels                     4.0%    4.0%    4.0%
================================================================================

The funded status and prepaid pension expense at December 31, 1996 and 1995 are as follows:

                                                              1996         1995
--------------------------------------------------------------------------------
Actuarial present value of accumulated
  benefit obligation:
  Vested                                                  $ 43,018       38,240
  Nonvested                                                  2,846        2,524
--------------------------------------------------------------------------------
                                                            45,864       40,764
Benefits attributable to projected salaries                 12,454       10,376
--------------------------------------------------------------------------------
Projected benefit obligation                                58,318       51,140
Plan assets at fair value                                   68,016       59,831
--------------------------------------------------------------------------------
Excess of plan assets over projected benefit
  obligation                                                 9,698        8,691
Unamortized initial net asset                                 (401)        (724)
Unrecognized experience (gain) loss                           (321)       1,732
Unrecognized prior service cost                                146          106
--------------------------------------------------------------------------------
Net pension assets                                           9,122        9,805
Current pension liabilities                                    382          622
--------------------------------------------------------------------------------
Deferred pension assets per balance sheet                 $  9,504       10,427
================================================================================

For the valuation of the Company's primary pension obligations and the calculation of the funded status, the discount rate was 8% in 1996 and 7.5% in 1995. The expected long-term rate of return on assets was 10% in both years. The rate of increase in compensation levels used was 4% in 1996 and 1995.

The unrecognized initial net asset at January 1, 1986 (January 1, 1989, for certain foreign pension plans), the date of adoption of SFAS 87, has been amortized over the estimated remaining average service life of the employees. As of December 31, 1996, approximately 78% of plan assets were invested in equity securities and 22% in fixed income securities.

The Burlington Group also provides certain postretirement health care and life insurance benefits for eligible active and retired employees in the United States and Canada.

For the years 1996, 1995 and 1994, the components of periodic expense for these postretirement benefits were as follows:

                                                         Years Ended December 31
                                                          1996     1995     1994
--------------------------------------------------------------------------------
Service cost--benefits earned during year                 $167      129      219
Interest cost on accumulated postretirement
  benefit obligation                                       213      192      247
--------------------------------------------------------------------------------
Total expense                                             $380      321      466
================================================================================

Interest costs on the accumulated postretirement benefit obligation were based upon rates of 7.5% in 1996, 8.75% in 1995 and 7.5% in 1994.

At December 31, 1996 and 1995, the actuarial and recorded liabilities for these postretirement benefits, none of which have been funded, were as follows:

                                                        Years Ended December 31
                                                                 1996      1995
--------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
  Retirees                                                     $  546       569
  Fully eligible active plan participants                         517       403
  Other active plan participants                                2,007     1,919
--------------------------------------------------------------------------------
                                                                3,070     2,891
Unrecognized experience gain (loss)                                75       (71)
--------------------------------------------------------------------------------
Liability included on the balance sheet                         3,145     2,820
Less current portion                                             --         107
--------------------------------------------------------------------------------
Noncurrent liability for postretirement health care
  and life insurance benefits                                  $3,145     2,713
================================================================================

The accumulated postretirement benefit obligation was determined using the unit credit method and an assumed discount rate of 8% in 1996 and 7.5% in 1995. The postretirement benefit obligation for U.S. salaried employees does not provide for changes in health care costs since the employer's contribution to the plan is a fixed amount.

The Burlington Group also participates in the Company's Savings-Investment Plan to assist eligible employees in providing for retirement or other future financial needs. Employee contributions are matched at rates of 75% up to 5% of compensation (subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended). Contribution expense under the plan aggregated $2,259 in 1996, $2,326 in 1995 and $1,656 in 1994.

The Burlington Group sponsors several other defined contribution benefit plans based on hours worked or other measurable factors. Contributions under all of these plans aggregated $643 in 1996, $662 in 1995 and $556 in 1994.

13. SEGMENT INFORMATION

Operating revenues by geographic area are as follows:

                                                         Years Ended December 31
                                              1996           1995           1994
--------------------------------------------------------------------------------
United States                           $  554,552        535,091        565,813
International operations                   945,766        879,730        649,471
--------------------------------------------------------------------------------
Total operating revenues                $1,500,318      1,414,821      1,215,284
================================================================================

The following is derived from the business segment information in the Company's consolidated financial statements as it relates to the Burlington Group. See
Note 2, Related Party Transactions, for a description of the Company's policy for corporate allocations.

The Burlington Group's portion of the Company's operating profit is as follows:

                                                        Years Ended December 31
                                                   1996        1995        1994
--------------------------------------------------------------------------------
United States                                  $ 36,143      30,416      45,732
International operations                         28,461      28,307      23,492
--------------------------------------------------------------------------------
Burlington Group's portion of the
  Company's segment operating profit             64,604      58,723      69,224
Corporate expenses allocated to the
  Burlington Group                               (7,433)     (4,770)     (4,665)
--------------------------------------------------------------------------------
Total operating profit                         $ 57,171      53,953      64,559
================================================================================

The Burlington Group's portion of the Company's assets at year end is as follows:

                                                        As of December 31
                                                  1996         1995         1994
--------------------------------------------------------------------------------
United States                                 $344,048      302,593      284,294
International operations                       254,012      237,126      188,146
--------------------------------------------------------------------------------
Burlington Group's portion of the
  Company's assets                             598,060      539,719      472,440
Burlington Group's portion of
  corporate assets                              17,614       32,358       49,076
--------------------------------------------------------------------------------
Total assets                                  $615,674      572,077      521,516
================================================================================

14. CONTINGENT LIABILITIES

Under the Coal Industry Retiree Health Benefit Act of 1992 (the "Act"), the Company and its majority-owned subsidiaries at July 20, 1992, including certain companies of the Burlington Group included in these financial statements, are jointly and severally liable with t certain companies of the Brink's Group and of the Minerals Group for the costs of health care coverage provided for by that Act. For a description of the Act and an estimate of certain of such costs, see
Note 13 to the Company's consolidated financial statements. At this time, the Company expects the Minerals Group to generate sufficient cash flow to discharge its obligations under the Act.

In April 1990, the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ("Tankport") in Jersey City, New Jersey, which operations were sold in 1983. Under the settlement agreement, the Company is obligated to pay 80% of the remediation costs. Based on data available to the Company and its environmental consultants, the Company estimates its portion of the cleanup costs on an undiscounted basis using existing technologies to be between $6,900 and $17,000 over a period of up to five years. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which the clean-up will be conducted. The clean-up estimates have been modified from prior years' in light of cost inflation. The estimate of costs and the timing of payments could change as a result of changes to the remediation plan required, changes in the technology available to treat the site, unforseen circumstances existing at the site and additional cost inflation.

The Company commenced insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. In August 1995, the District Court ruled on various Motions for Summary Judgement. In its decision, the Court found favorably for the Company on several matters relating to the comprehensive general liability policies but concluded that the pollution liability policies did not contain pollution coverage for the types of claims associated with the Tankport site. The Company appealed the District Court's decision to the Third Circuit. However, management and its outside legal counsel continue to believe that recovery of a substantial portion of the cleanup costs will ultimately be probable of realization. Accordingly, it is the Company's belief that, based on estimates of potential liability and probable realization of insurance recoveries, the Company would be liable for approximately $1,400 based on the Court's decision and related developments of New Jersey law.

15. SUPPLEMENTAL CASH FLOW INFORMATION

For the years ended December 31, 1996, 1995 and 1994, cash payments for income taxes, net of refunds received, were $22,018, $20,346 and $16,980, respectively.

For the years ended December 31, 1996, 1995 and 1994, cash payments for interest were $4,646, $5,055 and $4,926, respectively.

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

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Tabulated below are certain data for each quarter of 1996 and 1995.

                                            1st        2nd        3rd        4th
--------------------------------------------------------------------------------
1996 Quarters:
Operating revenues                     $351,950    363,411    377,656    407,301
Gross profit                             37,595     46,256     50,414     48,630
Net income                                3,763      8,746     10,705     10,587

Per Pittston Burlington Group
  Common Share:
Net income                             $    .20        .46        .56        .55

1995 Quarters:
Operating revenues                     $323,944    341,950    365,793    383,134
Gross profit                             34,352     42,305     47,334     45,109
Net income                                4,049      8,009     10,524     10,273

Per Pittston Burlington Group
  Common Share:
Net income                             $    .21        .42        .56        .54

Pittston Minerals Group
--------------------------------------------------------------------------------
STATEMENT OF MANAGEMENT RESPONSIBILITY
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------

The Board of Directors and Shareholders
The Pittston Company

We have audited the accompanying balance sheets of Pittston Minerals Group (as described in Note 1) as of December 31, 1996 and 1995, and the related statements of operations and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of The Pittston Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements of Pittston Minerals Group present fairly, in all material respects, the financial position of Pittston Minerals Group as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As more fully discussed in Note 1, the financial statements of Pittston Minerals Group should be read in connection with the audited consolidated financial statements of The Pittston Company and subsidiaries.

As more fully discussed in Note 1 to the financial statements, Pittston Minerals Group changed its method of accounting for impairment of long-lived assets in 1996.


KPMG PEAT MARWICK LLP

KPMG Peat Marwick LLP
Stamford, Connecticut

January 23, 1997

Pittston Minerals Group
--------------------------------------------------------------------------------
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                        December 31
(In thousands)                                                       1996        1995
=====================================================================================
ASSETS
Current assets:
Cash and cash equivalents                                       $   3,387       4,999
Short-term investments                                               --        26,046
Accounts receivable:
  Trade (Note 5)                                                   74,366      66,257
  Other                                                            15,804      23,464
-------------------------------------------------------------------------------------
                                                                   90,170      89,721
  Less estimated amount uncollectible                               1,618       1,946
-------------------------------------------------------------------------------------
                                                                   88,552      87,775
Coal inventory                                                     26,495      37,329
Other inventory                                                     5,308       4,591
-------------------------------------------------------------------------------------
                                                                   31,803      41,920
Prepaid expenses                                                    8,659       7,573
Deferred income taxes (Note 8)                                     27,229      30,677
-------------------------------------------------------------------------------------
Total current assets                                              159,630     198,990
Property, plant and equipment, at cost (Notes 1 and 4)            324,924     365,997
  Less accumulated depreciation, depletion and amortization       154,115     166,653
-------------------------------------------------------------------------------------
                                                                  170,809     199,344
Deferred pension assets (Note 15)                                  81,067      79,393
Deferred income taxes (Note 8)                                     62,899      80,699
Intangibles, net of amortization (Notes 1, 6 and 12)              111,103     117,551
Coal supply contracts (Note 12)                                    52,696      63,455
Receivable--Pittston Brink's Group/Burlington Group (Note 2)       22,071      15,873
Other assets                                                       46,706      43,304
-------------------------------------------------------------------------------------
Total assets                                                    $ 706,981     798,609
=====================================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term bank borrowings                                      $    --            24
Current maturities of long-term debt (Note 9)                         395       1,199
Accounts payable                                                   59,103      70,214
Payable--Pittston Brink's Group/Burlington Group, net (Note 2)     10,757       9,855
Accrued liabilities:
  Taxes                                                            17,380      16,600
  Workers' compensation and other claims                           14,276      20,338
  Postretirement benefits other than pensions (Note 15)            17,693      18,647
  Reclamation                                                      17,205      12,450
  Payroll and vacation                                              6,960       6,982
  Miscellaneous (Note 15)                                          40,956      63,367
-------------------------------------------------------------------------------------
                                                                  114,470     138,384
-------------------------------------------------------------------------------------
Total current liabilities                                         184,725     219,676
Long-term debt, less current maturities (Note 9)                  124,572     100,791
Postretirement benefits other than pensions (Note 15)             219,717     213,707
Workers' compensation and other claims                            105,837     114,602
Reclamation                                                        36,716      47,126
Other liabilities                                                  47,074     111,386
Commitments and contingent liabilities (Notes 9,
 13, 14, 15, 19 and 20)
Shareholder's equity (Notes 3, 10 and 11)                         (11,660)     (8,679)
-------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                      $ 706,981     798,609
=====================================================================================

See accompanying notes to financial statements.

Pittston Minerals Group
--------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                         Years Ended December 31
(In thousands, except per share amounts)              1996        1995        1994
==================================================================================
Net sales                                        $ 696,513     722,851     794,998
----------------------------------------------------------------------------------
Costs and expenses:
Cost of sales                                      707,497     696,295     771,586
Selling, general and administrative expenses        34,631      33,252      37,049
Restructuring and other (credits) charges,
 including litigation accrual (Notes 16 and 19)    (47,299)       --        90,806
----------------------------------------------------------------------------------
Total costs and expenses                           694,829     729,547     899,441
----------------------------------------------------------------------------------
Other operating income, net (Note 17)               13,414      22,768      15,281
----------------------------------------------------------------------------------
Operating profit (loss)                             15,098      16,072     (89,162)

Interest income                                        835         564         192
Interest expense (Note 2)                          (10,723)    (10,534)     (6,501)
Other expense, net                                  (1,789)     (1,098)       (875)
----------------------------------------------------------------------------------
Income (loss) before income taxes                    3,421       5,004     (96,346)
Credit for income taxes (Note 8)                    (7,237)     (9,020)    (43,398)
----------------------------------------------------------------------------------
Net income (loss)                                   10,658      14,024     (52,948)
Preferred stock dividends, net (Note 11)            (1,675)     (2,762)     (3,998)
----------------------------------------------------------------------------------
Net income (loss) attributed to common shares    $   8,983      11,262     (56,946)
==================================================================================
Net income (loss) per common share (Note 1):
  Primary                                        $    1.14        1.45       (7.50)
  Fully diluted                                       1.08        1.40       (7.50)
==================================================================================
Average common shares outstanding (Note 1):
  Primary                                            7,897       7,786       7,594
  Fully diluted                                      9,906       9,999      10,000

See accompanying notes to financial statements.

Pittston Minerals Group
--------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                          Years Ended December 31
(In thousands)                                                            1996       1995       1994
====================================================================================================
Cash flows from operating activities:
Net income (loss)                                                     $ 10,658     14,024    (52,948)
Adjustments to reconcile net income (loss) to
 net cash provided (used) by
  operating activities:
  Noncash charges and other write-offs                                  29,948       --       46,487
  Depreciation, depletion and amortization                              36,624     42,040     46,074
  Provision (credit) for deferred income taxes                          22,088     16,412    (16,849)
  Credit for pensions, noncurrent                                       (1,676)    (3,514)    (1,162)
  Provision for uncollectible accounts receivable                          262        161        132
  Gain on sale of property, plant and equipment                         (1,398)    (4,994)    (3,422)
  Other operating, net                                                     583      1,132        407
  Change in operating assets and liabilities,
   net of effects of acquisitions and dispositions:
    (Increase) decrease in accounts receivable                          (4,454)    22,670    (25,030)
    Decrease (increase) in inventories                                  10,116    (11,565)    (3,413)
    (Increase) decrease in prepaid expenses                             (1,818)     3,828     (3,749)
    Decrease in accounts payable and accrued liabilities               (17,907)   (16,524)   (11,227)
    (Increase) decrease in other assets                                 (2,893)     2,474      1,701
    (Decrease) increase in workers' compensation and
      other claims, noncurrent                                          (8,766)   (16,575)     5,719
    Decrease in other liabilities                                      (51,749)   (23,437)   (15,711)
    Other, net                                                             181        135       (218)
----------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                        19,799     26,267    (33,209)
----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                             (23,575)   (22,283)   (25,864)
Proceeds from disposal of property, plant and equipment                  4,613     18,939      5,640
Acquisitions, net of cash acquired, and related contingency payments    (1,134)    (1,078)  (157,324)
Other, net                                                                (419)    (1,188)     6,540
----------------------------------------------------------------------------------------------------
Net cash used by investing activities                                  (20,515)    (5,610)  (171,008)
----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                                       23,216         24     86,045
Reductions of debt                                                      (1,319)   (17,164)    (8,149)
Payments from Brink's Group                                              6,082     12,240      5,705
Payments (to) from Burlington Group                                    (12,179)       878     55,731
Repurchase of stock                                                     (7,895)    (7,173)    (3,767)
Proceeds from exercise of stock options
 and from employee stock purchase plan                                     208      1,379      1,765
Dividends paid                                                          (9,009)    (9,550)    (9,156)
Other, net                                                                --         --          251
Preferred stock issuance, net of cash expenses                            --         --       77,359
----------------------------------------------------------------------------------------------------
Net cash (used)  provided by financing activities                         (896)   (19,366)   205,784
----------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                    (1,612)     1,291      1,567
Cash and cash equivalents at beginning of year                           4,999      3,708      2,141
----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                              $  3,387      4,999      3,708
====================================================================================================

See accompanying notes to financial statements.

Pittston Minerals Group
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(Dollars in thousands, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
On January 18, 1996, the shareholders of The Pittston Company (the "Company") approved the Brink's Stock Proposal, as described in the Company's proxy statement dated December 15, 1995, resulting in the modification, effective as of January 19, 1996, of the capital structure of the Company to include an additional class of common stock. The outstanding shares of Pittston Services Group Common Stock, par value $1.00 per share, ("Services Stock") were redesignated as Pittston Brink's Group Common Stock, par value $1.00 per share, ("Brink's Stock") a new class of common stock, designated as Pittston Burlington Group Common Stock, par value $1.00 per share, ("Burlington Stock") was distributed on the basis of one-half of one share for each outstanding share of Services Stock. Holders of Pittston Minerals Group Common Stock, par value $1.00 per share, ("Minerals Stock") continue to be holders of such stock, which continues to reflect the performance of the Pittston Minerals Group (the "Minerals Group"). Brink's Stock is intended to reflect the performance of the Pittston Brink's Group (the "Brink's Group") and Burlington Stock is intended to reflect the performance of the Pittston Burlington Group (the "Burlington Group").

The financial statements of the Minerals Group include the balance sheets, the results of operations and cash flows of the Pittston Coal Company ("Coal Operations") and Pittston Mineral Ventures ("Mineral Ventures") operations of the Company, and a portion of the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The Minerals Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate allocations reflected in these financial statements are determined based upon methods which management believes to be a reasonable and equitable allocation of such items (Note 2).

The Company provides to holders of Minerals Stock separate financial statements, financial review, descriptions of business and other relevant information for the Minerals Group in addition to consolidated financial information of the Company. Notwithstanding the attribution of assets and liabilities (including contingent liabilities) among the Minerals Group, the Brink's Group and the Burlington Group for the purpose of preparing their respective financial statements, this attribution and the change in the capital structure of the Company as a result of the approval of the Brink's Stock Proposal did not affect legal title to such assets or responsibility for such liabilities for the Company or any of its subsidiaries. Holders of Minerals Stock are shareholders of the Company, which continues to be responsible for all its liabilities. Financial impacts arising from one group that affect the Company's financial condition could affect the results of operations and financial condition of each of the groups. Since financial developments within one group could affect other groups, all shareholders of the Company could be adversely affected by an event directly impacting only one group. Accordingly, the Company's consolidated financial statements must be read in connection with the Minerals Group's financial statements.

Principles of Combination
The accompanying financial statements reflect the combined accounts of the businesses comprising the Minerals Group. The Minerals Group's interests in 20% to 50% owned companies are carried on the equity method. All material intercompany items and transactions have been eliminated in combination. Certain prior year amounts have been reclassified to conform to the current year's financial statement presentation.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits and investments with original maturities of three months or less.

Short-term Investments
Short-term investments primarily include funds set aside by the Minerals Group for certain obligations and are carried at cost which approximates market. These investments have original maturities in excess of three months and not exceeding one year.

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

Goodwill allocated to a potentially impaired asset will be identified with that asset in performing an impairment test in accordance with SFAS No. 121. If such tests indicate that an impairment exists, the carrying amount of the identified goodwill would be eliminated before making any reduction of the carrying amounts of impaired long-lived assets.

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

Pneumoconiosis (Black Lung) Expense
The Minerals Group acts as self-insurer with respect to almost all black lung benefits. Provision is made for estimated benefits based on annual actuarial reports prepared by outside actuaries. The excess of the present value of expected future benefits over the accumulated book reserves is recognized over the amortization period as a level percentage of payroll. Cumulative actuarial gains or losses are calculated periodically and amortized on a straight-line basis. Assumptions used in the calculation of the actuarial present value of black lung benefits are based on actual retirement experience of the Company's coal employees, black lung claims incidence for active miners, actual dependent information, industry turnover rates, actual medical and legal cost experience and projected inflation rates. As of December 31, 1996 and 1995, the actuarially determined value of estimated future black lung benefits discounted at 6% was approximately $57,000 and $60,400, respectively, and is included in workers' compensation and other claims. Based on actuarial data, the amount (credited) charged to operations was ($2,216) in 1996, ($1,402) in 1995 and $201 in 1994.
In addition, the Company accrued additional expenses for black lung benefits related to federal and state assessments, legal and administrative expenses and other self insurance costs. These costs amounted to $1,849 in 1996, $2,569 in 1995 and $2,472 in 1994.

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

Financial Instruments
From time to time, the Minerals Group uses foreign currency forward contracts to hedge the risk of changes in foreign currency rates associated with certain transactions denominated in Australian dollars. Realized and unrealized gains and losses on these contracts, designated and effective as hedges, are deferred and recognized as part of the specific transaction hedged.

The Minerals Group also utilizes other financial instruments to protect against adverse price movements in gold, which the company produces, as well as interest rate changes on certain variable rate debt. Gains and losses on these contracts, designated and effective as hedges, are deferred and recognized as part of the transaction hedged.

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

Net Income Per Common Share
The computation of primary earnings per share is based on the weighted-average number of outstanding common shares divided into net income less preferred stock dividends. The computation of fully diluted earnings per common share assumes the conversion of the $31.25 Series C Cumulative Preferred Stock (issued in
1994) and additional shares assuming the exercise of stock options (antidilutive in the primary calculation) divided into net income. For 1994, the loss per share, assuming full dilution, is considered to be the same as primary since the effect of common stock equivalents and the preferred stock conversion would be antidilutive. The shares of Minerals Stock held in The Pittston Company Employee Benefits Trust (Note 11) are not included in the net income per share calculations as they were evaluated for inclusion in that calculation under the treasury stock method and had no dilutive effect.

Use of Estimates
In accordance with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements. Actual results could differ from those estimates.

Accounting Changes
In 1996, the Minerals Group adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires companies to review assets for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 resulted in a pretax charge to earnings in 1996 for the Minerals Group's Coal Operations of $29,948 ($19,466 after-tax), of which $26,312 was included in cost of sales and $3,636 was included in selling, general and administrative expenses. Assets for which the impairment loss was recognized consisted of property, plant and equipment, advanced royalties and goodwill. These assets primarily related to mines scheduled for closure in the near term and idled facilities and related equipment.

In 1996, the Minerals Group also adopted SFAS No. 123, "Accounting for Stock Based Compensation". SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 allows for the adoption of a fair value based method of accounting for all employee stock compensation plans or it allows entities to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". APB No. 25 requires the disclosure of net income and net income per share as if the fair value based method of accounting is applied. The Minerals Group has elected to continue to account for its stock compensation plans according to APB No. 25 with the disclosure of the impact on net income and net income per share as if the fair value based method of accounting is applied (Note 10).

2. RELATED PARTY TRANSACTIONS

The following policies may be modified or rescinded by action of the Company's Board of Directors (the "Board"), or the Board may adopt additional policies, without approval of the shareholders of the Company, although the Board has no present intention to do so. The Company allocated certain corporate general and administrative expenses, net interest expense and related assets and liabilities in accordance with the policies described below. Corporate assets and liabilities are primarily deferred pension assets, income taxes and accrued liabilities.

Financial
As a matter of policy, the Company manages most financial activities of the Minerals Group, the Brink's Group and the Burlington Group on a centralized, consolidated basis. Such financial activities include the investment of surplus cash; the issuance, repayment and repurchase of short-term and long-term debt; the issuance and repurchase of common stock and the payment of dividends. In preparing these financial statements, transactions primarily related to invested cash, short-term and long-term debt (including convertible debt), related net interest and other financial costs have been attributed to the Minerals Group based upon its cash flows for the periods presented after giving consideration to the debt and equity structure of the Company. At December 31, 1996 and 1995, the Company attributed long-term debt to the Minerals Group based upon the purpose for the debt in addition to the cash flow requirements of the Minerals Group. See Note 9 for details and amounts of long-term debt. The portion of the Company's interest expense allocated to the Minerals Group for 1996, 1995 and 1994 was $7,475, $6,335 and $4,448, respectively. Management believes such method of allocation to be equitable and a reasonable estimate of the cost attributable to the Minerals Group.

To the extent borrowings are deemed to occur between the Brink's Group, the Burlington Group and the Minerals Group, intergroup accounts have been established bearing interest at the rate in effect from time to time under the Company's unsecured credit lines or, if no such credit lines exist, at the prime rate charged by Chase Manhattan Bank from time to time. At December 31, 1996, the Minerals Group owed the Brink's Group and Burlington Group $24,027 and $7,730; respectively, and at December 31, 1995, the Minerals Group owed the Brink's Group and Burlington Group $17,945 and $19,910; respectively, as a result of borrowings.

Income Taxes
The Minerals Group is included in the consolidated U.S. federal income tax return filed by the Company.

The Company's consolidated provision and actual cash payments for U.S. federal income taxes are allocated between the Minerals Group, the Brink's Group and the Burlington Group in accordance with the Company's tax allocation policy and reflected in the financial statements for each Group. In general, the consolidated tax provision and related tax payments or refunds are allocated among the Groups, for financial statement purposes, based principally upon the financial income, taxable income, credits and other amounts directly related to the respective Group. Tax benefits that cannot be used by the Group generating such attributes, but can be utilized on a consolidated basis, are allocated to the Group that generated such benefits and an intergroup account is established for the benefit of the Group generating the attributes. As a result, the allocated Group amounts of taxes payable or refundable are not necessarily comparable to those that would have resulted if the Groups had filed separate tax returns. At December 31, 1996, the Minerals Group was owed $18,760 and $24,310 from the Brink's Group and the Burlington Group, respectively for such tax benefits, of which $8,760 and $13,310, respectively, were not expected to be received within one year from such dates in accordance with the policy. At December 31, 1995, the Minerals Group was owed $21,844 and $22,029 from the Brink's Group and the Burlington Group, respectively, for such tax benefits, of which $7,844 and $8,029, respectively, were not expected to be received within one year from such date. The Brink's and Burlington Groups paid the Minerals Group $14,470 and $14,949, respectively in 1996 and $10,172 and $11,328, respectively, in 1995 for the utilization of such tax benefits.

Shared Services
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Minerals Group based upon utilization and other methods and criteria which management believes to be equitable and a reasonable estimate of the cost attributable to the Minerals Group. These allocations were $6,555, $7,266 and $6,845 in 1996, 1995 and 1994, respectively.

Pension
The Minerals Group's pension cost related to its participation in the Company's noncontributory defined benefit pension plan is actuarially determined based on its respective employees and an allocable share of the pension plan assets and calculated in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS 87"). Pension plan assets have been allocated to the Minerals Group based on the percentage of its projected benefit obligation to the plan's total projected benefit obligation. Management believes such method of allocation to be equitable and a reasonable estimate of the cost attributable to the Minerals Group.

3. SHAREHOLDER'S EQUITY

The following analyzes shareholder's equity of the Minerals Group for the periods presented:

                                                              As of December 31
                                                   1996        1995        1994
--------------------------------------------------------------------------------
Balance at beginning of period                 $ (8,679)     (8,596)    (24,857)
Net income (loss)                                10,658      14,024     (52,948)
Stock options exercised                              43       1,203       1,767
Stock released from employee benefits
  trust to employee benefits plan                 2,100       1,745         712
Issuance of $31.25 Series C Cumulative
  Preferred Stock, net of cash expenses            --          --        77,082
Stock repurchases                                (7,895)     (7,173)     (3,767)
Dividends declared                               (9,059)     (9,493)     (9,165)
Foreign currency translation adjustment           1,111        (566)      1,712
Tax benefit of options exercised                     61         177         617
Other, net                                         --          --           251
--------------------------------------------------------------------------------
Balance at end of period                       $(11,660)     (8,679)     (8,596)
================================================================================

The cumulative foreign currency translation adjustment included in shareholder's equity is $1,171, $60 and $626 at December 31, 1996, 1995 and 1994,
respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consist of the following:

                                                               As of December 31
                                                           1996             1995
--------------------------------------------------------------------------------
Bituminous coal lands                                  $101,988          109,400
Land, other than coal lands                              22,461           21,649
Buildings                                                 8,853            9,204
Machinery and equipment                                 191,622          225,744
--------------------------------------------------------------------------------
Total                                                  $324,924          365,997
================================================================================

The estimated useful lives for property, plant and equipment are as follows:

                                                                           Years
--------------------------------------------------------------------------------
Buildings                                                               10 to 40
Machinery and equipment                                                  3 to 30

Depreciation and depletion of property, plant and equipment aggregated $22,633 in 1996, $25,164 in 1995 and $27,481 in 1994.

Mine development costs which were capitalized totaled $8,144 in 1996, $10,118 in 1995 and $11,908 in 1994.

5. ACCOUNTS RECEIVABLE--TRADE

For each of the years in the three-year period ended December 31, 1996, the Company, on behalf of the Minerals Group, maintained agreements with financial institutions whereby it had the right to sell certain coal receivables to those institutions. Certain agreements contained provisions for sales with recourse. In 1996 and 1995, total coal receivables of $15,390 and $25,092, respectively, were sold under such agreements. As of December 31, 1996 and 1995, receivables sold which remained to be collected totaled $5,183 and $5,222, respectively.

6. INTANGIBLES

Intangibles consist entirely of the excess of cost over fair value of net assets of businesses acquired and are net of accumulated amortization of $8,914 at December 31, 1996 and $5,906 at December 31, 1995. The estimated useful life of intangibles is generally forty years. Amortization of intangibles aggregated $3,128 in 1996, $3,099 in 1995 and $2,642 in 1994.

7. FINANCIAL INSTRUMENTS

Financial instruments which potentially subject the Minerals Group to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and trade receivables. The Minerals Group's cash and cash equivalents and short-term investments are placed with high credit quality financial institutions. Also, by policy, the amount of credit exposure to any one financial institution is limited. The Minerals Group makes substantial sales to a few relatively large customers. Credit limits, ongoing credit evaluation and account monitoring procedures are utilized to minimize the risk of loss from nonperformance on trade receivables.

The following details the fair values of financial instruments for which it is practicable to estimate the value:

Cash and cash equivalents and short-term investments
The carrying amounts approximate fair value because of the short maturity of these instruments.

Accounts receivable, accounts payable and accrued liabilities
The carrying amounts approximate fair value because of the short-term nature of these instruments.

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

Foreign currency forward contracts--The Minerals Group enters into foreign currency forward contracts from time to time, with a duration of up to 360 days as a hedge against liabilities denominated in the Australian dollar. These contracts do not subject the Minerals Group to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the liabilities being hedged. At December 31, 1996, no such currency forward contracts were outstanding.

Gold contracts--In order to protect itself against downward movements in gold prices, the Minerals Group hedges a portion of its recoverable proven and probable reserves primarily through forward sales contracts. At December 31, 1996, 37,808 ounces of gold, representing approximately 14% of the Minerals Group's recoverable proven and probable reserves, were sold forward under forward sales contracts that mature periodically through early 1998. Because only a portion of its future production is currently sold forward, the Minerals Group can take advantage of increases, if any, in the spot price of gold. At December 31, 1996, the fair value of the Minerals Group's forward sales contracts amounted to $3,233.

Interest rate contracts--As discussed further in Note 9, in 1996, 1995 and 1994, the Company entered into variable to fixed interest rate swap agreements. Fair value at December 31, 1996 was not significant. These contracts have been attributed to the Minerals Group.

8. INCOME TAXES

The provision (credit) for income taxes consists of the following:

                                U.S.
                             Federal        Foreign         State         Total
--------------------------------------------------------------------------------
1996:
Current                     $(29,325)          --            --         (29,325)
Deferred                      20,893          1,195          --          22,088
--------------------------------------------------------------------------------
Total                       $ (8,432)         1,195          --          (7,237)
================================================================================
1995:
Current                     $(25,432)          --            --         (25,432)
Deferred                      15,664            748          --          16,412
--------------------------------------------------------------------------------
Total                       $ (9,768)           748          --          (9,020)
================================================================================
1994:
Current                     $(26,599)            50          --         (26,549)
Deferred                     (17,954)         1,008            97       (16,849)
--------------------------------------------------------------------------------
Total                       $(44,553)         1,058            97       (43,398)
================================================================================

The significant components of the deferred tax expense (benefit) were as follows:

                                                        Years Ended December 31
                                                     1996       1995      1994
--------------------------------------------------------------------------------
Deferred tax expense (benefit), exclusive
  of the components listed below                 $ 18,064     17,038    (13,733)
Net operating loss carryforwards                     (327)      (631)      (595)
Alternative minimum tax credit                      3,337       (326)    (1,021)
Change in the valuation allowance for
  deferred tax assets                               1,014        331     (1,500)
--------------------------------------------------------------------------------
Total                                            $ 22,088     16,412    (16,849)
================================================================================

The tax benefit for compensation expense related to the exercise of certain employee stock options for tax purposes in excess of compensation expense for financial reporting purposes is recognized as an adjustment to shareholder's equity.

The components of the net deferred tax asset as of December 31, 1996, and December 31, 1995, were as follows:

                                                             1996          1995
--------------------------------------------------------------------------------
Deferred tax assets:
Accounts receivable                                     $     973           778
Postretirement benefits other than pensions                96,951        92,649
Workers' compensation and other claims                     46,791        50,157
Other liabilities and reserves                             53,337        77,390
Miscellaneous                                               8,405         8,505
Net operating loss carryforwards                            3,235         2,908
Alternative minimum tax credits                             7,579        10,895
Valuation allowance                                        (9,460)       (8,446)
--------------------------------------------------------------------------------
Total deferred tax assets                                 207,811       234,836
--------------------------------------------------------------------------------
Deferred tax liabilities:
Property, plant and equipment                              24,486        29,959
Pension assets                                             33,179        32,152
Other assets                                               11,392         9,321
Miscellaneous                                              48,626        52,028
--------------------------------------------------------------------------------
Total deferred tax liabilities                            117,683       123,460
--------------------------------------------------------------------------------
Net deferred tax asset                                  $  90,128       111,376
================================================================================

The recording of deferred federal tax assets is based upon their expected utilization in the Company's consolidated federal income tax return and the benefit that would accrue to the Minerals Group under the Company's tax allocation policy.

The valuation allowance relates to deferred tax assets in certain foreign and state jurisdictions.

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% in 1996, 1995 and 1994 to the income (loss) before income taxes.

                                                        Years Ended December 31
                                                     1996       1995       1994
--------------------------------------------------------------------------------
Income (loss) before income taxes:
United States                                     $   100      3,539    (99,400)
Foreign                                             3,321      1,465      3,054
--------------------------------------------------------------------------------
Total                                             $ 3,421      5,004    (96,346)
================================================================================
Tax provision computed at statutory rate          $ 1,197      1,751    (33,721)
Increases (reductions) in taxes due to:
Percentage depletion                               (7,644)    (9,861)    (9,313)
State income taxes (net of federal tax
  benefit)                                         (1,014)      (726)     1,563
Change in the valuation allowance for
  deferred tax assets                               1,014        331     (1,500)
Miscellaneous                                        (790)      (515)      (427)
--------------------------------------------------------------------------------
Actual tax credit                                 $(7,237)    (9,020)   (43,398)
================================================================================

It is the policy of the Minerals Group to accrue deferred income taxes on temporary differences related to the financial statement carrying amounts and tax bases of investments in foreign subsidiaries and affiliates which are expected to reverse in the foreseeable future. As of December 31, 1996 and December 31, 1995, there was no unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries and affiliates.

The Minerals Group is included in the Company's consolidated U.S. federal income tax return.

As of December 31, 1996, the Minerals Group had $7,579 of alternative minimum tax credits allocated to it under the Company's tax allocation policy. Such credits are available to offset future U.S. federal income taxes and, under current tax law, the carryforward period for such credits is unlimited.

The tax benefit of net operating loss carryforwards for the Minerals Group as at December 31, 1996 was $3,235 and related to various state and foreign taxing jurisdictions. The expiration periods primarily range from 5 to 15 years.

9. LONG-TERM DEBT

A portion of the outstanding debt under the Company's revolving credit agreement has been attributed to the Minerals Group. Total long-term debt of the Minerals Group consists of the following:

                                                               As of December 31
                                                                1996        1995
--------------------------------------------------------------------------------
Senior obligations                                          $    350         413
Obligations under capital leases (average
  rate 7.74% in 1996 and 6.22% in 1995)                        1,022         378
--------------------------------------------------------------------------------
                                                               1,372         791
--------------------------------------------------------------------------------
Attributed portion of Company's debt
U.S. dollar term loan due 2001 (year end
  rate 5.97% in 1996 and 6.56% in 1995)                      100,000     100,000
Revolving credit notes due 2001 (year-end
  rate 7.01% in 1996)                                         23,200        --
--------------------------------------------------------------------------------
Total long-term debt, less current maturities                124,572     100,791
Current maturities of long-term debt:
Other senior obligations                                          77         154
Capital leases                                                   318       1,045
--------------------------------------------------------------------------------
Total current maturities of long-term debt                       395       1,199
Total long-term debt including current maturities           $124,967     101,990
================================================================================

For the four years through December 31, 2001, minimum repayments of long-term debt outstanding are as follows:

                1998          $     521
                1999                308
                2000                357
                2001            123,386

The Company has a $350,000 revolving credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100,000 term loan and also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250,000. During the second quarter of 1996, the maturity date of both the term loan and revolving credit portion of the Facility was extended to May 31, 2001. Interest on borrowings under the Facility is payable at rates based on prime, certificate of deposit, Eurodollar or money market rates. During 1995, $23,400 of the term loan obligation attributed to the Burlington Group was assumed by the Minerals Group as partial settlement of the Minerals Group payable to the Burlington Group. At December 31, 1996, in addition to the borrowings, the $100,000 term loan, of $23,200, were outstanding. All borrowings were attributed to the Minerals Group.

In 1994, the Company entered into a standard three year variable to fixed interest rate swap agreement on a portion of the Company's U.S. dollar term loan. This agreement fixed the Company's interest rate at 5% on initial borrowings of $40,000 in principal. The principal amount to which the 5% interest rate applies declines periodically throughout the term of the agreement, and at December 31, 1996, this rate applied to borrowings of $5,000 in principal. During 1995, the Company entered into two other variable to fixed interest rate swap agreements. One agreement fixes the Company's interest rate at 5.80% on $20,000 in principal for a term of three years. The other agreement fixes the Company's interest rate at 5.66% for a term of 21 months on $20,000 in principal. During 1996, the Company entered into a variable to fixed interest rate swap agreement which fixes the Company's interest rate at 4.9% on initial borrowings of $5,000 in principal. The principal amount increases by $5,000 each quarter through the first quarter of 1998. The principal amount to which the 4.9% interest rate applied as of December 31, 1996 was $15,000.

Under the terms of some of its debt instruments, the Company has agreed to various restrictions relating to the payment of dividends, the repurchase of capital stock, the maintenance of consolidated net worth, and the amount of additional funded debt which may be incurred. Allowable restricted payments for dividends and stock repurchases aggregated $255,810 at December 31, 1996. Under the terms of the Facility, the Company has agreed to maintain at least $400,000 of Consolidated Net Worth, as defined, and can incur additional indebtedness of approximately $560,000.

At December 31, 1996, the Company's portion of outstanding unsecured letters of credit allocated to the Minerals Group was $38,047, primarily supporting its obligations under its various self-insurance programs.

10. STOCK OPTIONS

The Company has various stock-based compensation plans as described below.

Stock Option Plans
The Company grants options under its 1988 Stock Option Plan (the "1988 Plan") to executives and key employees and under its Non-Employee Directors' Stock Option Plan (the "Non-Employee Plan") to outside directors, to purchase common stock at a price not less than 100% of quoted market value at the date of grant. The 1988 Plan options can be granted with a maximum term of ten years and can vest within six months from the date of grant. The majority of grants made in 1996, 1995 and 1994 have a maximum term of six years and vest 100% at the end of the third year. The Non-Employee Plan options can be granted with a maximum term of ten years and can vest within six months from the date of grant. The majority of grants made in 1996, 1995 and 1994 have a maximum term of six years and vest ratably over the first three years. The total number of shares underlying options authorized for grant, but not yet granted, under the 1988 Plan is 572,201. Under the Non-Employee Plan, the total number of shares underlying options authorized for grant, not yet granted, is 35,400.

The Company's 1979 Stock Option Plan (the "1979 Plan") and 1985 Stock Option Plan (the "1985 Plan") terminated in 1985 and 1988, respectively, except as to options still outstanding.

As part of the Brink's Stock Proposal (Note 1), the 1988 and the Non-Employee Plans were amended to permit option grants to be made to optionees with respect to Brink's Stock or Burlington Stock, in addition to Minerals Stock. The approval of the Brink's Stock Proposal had no affect on options for Minerals Stock.

The table below summarizes the related plan activity.

                                                                      Aggregate
                                                                       Exercise
                                                         Shares           Price
--------------------------------------------------------------------------------
Outstanding at December 31, 1993                        623,498        $ 11,023
Granted                                                  23,000             431
Exercised                                              (128,667)         (1,765)
Forfeited or expired                                    (10,508)           (118)
--------------------------------------------------------------------------------
Outstanding at December 31, 1994                        507,323           9,571
Granted                                                 258,300           2,665
Exercised                                               (95,129)         (1,203)
Forfeited or expired                                    (72,697)         (1,674)
--------------------------------------------------------------------------------
Outstanding at December 31, 1995                        597,797           9,359
Granted                                                   3,800              47
Exercised                                                (3,400)            (45)
Forfeited or expired                                    (15,450)           (229)
--------------------------------------------------------------------------------
Outstanding at December 31, 1996                        582,747        $  9,132
================================================================================

Options exercisable at the end of 1996, 1995 and 1994, respectively, for Minerals Stock were 291,860, 214,163 and 271,815.

The following table summarizes information about stock options outstanding as of December 31, 1996.

                               ------------------------------  -----------------
                                                Stock Options      Stock Options
                                                  Outstanding        Exercisable
--------------------------------------------------------------------------------
                                           Weighted
                                            Average
                                          Remaining  Weighted           Weighted
                                        Contractual   Average            Average
Range of                                       Life  Exercise           Exercise
Exercise Prices                 Shares      (Years)     Price   Shares     Price
--------------------------------------------------------------------------------
$  8.74 to 13.00               286,110        4.30    $ 10.40   32,893    $10.81
  13.43 to 18.63               111,637        3.08      15.18   99,637     14.78
  23.82 to 25.74               185,000        6.93      25.73  159,330     25.74
--------------------------------------------------------------------------------
Total                          582,747                         291,860
================================================================================

Employee Stock Purchase Plan
Under the 1994 Employee Stock Purchase Plan (the "Plan"), the Company is authorized to issue up to 250,000 shares of Minerals Stock, to its employees who have six months of service and who complete minimum annual work requirements. Under the terms of the Plan, employees may elect each six-month period (beginning January 1 and July 1), to have up to 10 percent of their annual earnings withheld to purchase the Company's stock. Employees may purchase shares of any or all of the three classes of Company common stocks. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market price. Under the Plan, the Company sold 29,831 shares and 44,098 shares of Minerals Stock to employees during 1996 and 1995, respectively.

Accounting For Plans
The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", but applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the accompanying financial statements. Had compensation costs for the Company's plans been determined based on the fair value of awards at the grant dates, consistent with SFAS No. 123, the Minerals Group's net income and earnings per share would approximate the pro forma amounts indicated below:

                                                         Years Ended December 31
                                                                 1996       1995
--------------------------------------------------------------------------------
Net Income attributed to common shares
Minerals Group
  As Reported                                               $   8,983     11,262
  Pro Forma                                                     8,711     10,925
Net Income per common share
Minerals Group
  Primary, As Reported                                           1.14       1.45
  Primary, Pro Forma                                             1.10       1.40
  Fully Diluted, As Reported                                     1.08       1.40
  Fully Diluted, Pro Forma                                       1.05       1.37
================================================================================

Note: The pro forma disclosures shown may not be representative of the effects on reported net income in future years.

The fair value of each stock option grant used to compute pro forma net income and net income per share disclosures is estimated at the time of the grant using the Black-Scholes option-pricing model. The weighted-average assumptions used in the model are as follows:

                                                                  1996      1995
--------------------------------------------------------------------------------
Expected dividend yield                                           4.8%      4.8%
Expected volatility                                                37%       38%
Risk-free interest rate                                           6.1%      5.7%
Expected term (in years)                                          3.7       4.2
================================================================================

Using these assumptions in the Black-Scholes model, the weighted-average fair value of options granted during 1996 and 1995 is $10 and $687, respectively.

Under SFAS 123, compensation cost is also recognized for the fair value of employee stock purchase rights. Because the Company settles its employee stock purchase rights under the Plan at the end of each six-month offering period, the fair value of these purchase rights was calculated using actual market settlement data. The weighted-average fair value of the stock purchase rights granted in 1996 and 1995 was $143 and $290 for the Minerals Group, respectively.

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

Holders of Brink's Stock at all times have one vote per share. Holders of Burlington Stock and Minerals Stock have one and 0.626 votes per share, respectively, subject to adjustment on January 1, 1998, and on January 1 every two years thereafter in such a manner so that each class' share of the aggregate voting power at such time will be equal to that class' share of the aggregate market capitalization of the Company's common stock at such time. Accordingly, on each adjustment date, each share of Burlington Stock and Minerals Stock may have more than, less than or continue to have the number of votes per share as they have. Holders of Brink's Stock, Burlington Stock and Minerals Stock vote together as a single voting group on all matters as to which all common shareholders are entitled to vote. In addition, as prescribed by Virginia law, certain amendments to the Articles of Incorporation affecting, among other things, the designation, rights, preferences or limitations of one class of common stock, or certain mergers or statutory share exchanges, must be approved by the holders of such class of common stock, voting as a group, and, in certain circumstances, may also have to be approved by the holders of the other classes of common stock, voting as separate voting groups.

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

In November 1995, the Board of Directors (the "Board") authorized a revised share repurchase program which allows for the repurchase of up to 1,000,000 shares of Minerals Stock, not to exceed an aggregate purchase price of $45,000 for all common shares of the Company; such shares to be purchased from time to time in the open market or in private transactions, as conditions warrant. Prior to the revised program, 117,300 shares of Minerals Stock at an aggregate cost of $1,720 were repurchased, of which 78,800 shares at a total cost of $912 were purchased in 1995. No additional repurchases of Minerals Stock were made during the remainder of 1995 subsequent to the increased authorization. No shares were repurchased in 1996. The program to acquire shares remains in effect in 1997.

The Company has the authority to issue up to 2,000,000 shares of preferred stock, par value $10 per share. In January, 1994, the Company issued $80,500 or 161,000 shares of Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock"). The proceeds of the Convertible Preferred Stock offering have been attributed to the Minerals Group. The Convertible Preferred Stock pays an annual cumulative dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefore; when as and if declared by the Board, and bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon. Each share of the Convertible Preferred Stock is convertible at the option of the holder unless previously redeemed or, under certain circumstances, called for redemption, into shares of Minerals Stock at a conversion price of $32.175 per share of Minerals Stock, subject to adjustment in certain circumstances. Except under certain circumstances, the Convertible Preferred Stock is not redeemable prior to February 1, 1997. On and after such date, the Company may, at its option, redeem the Convertible Preferred Stock, in whole or in part, for cash initially at a price of $521.875 per share, and thereafter at prices declining ratable annually on each February 1 to an amount equal to $500 per share on and after February 1, 2004, plus in each case and amount equal to accrued and unpaid dividends on the date of redemption. Except under certain circumstances or as prescribed by Virginia law, shares of the Convertible Preferred Stock are nonvoting. The voting rights of the Preferred Stock were not affected by the Brink's Stock Proposal.

In 1994, the Board authorized the repurchase from time to time of up to $15,000 of Convertible Preferred Stock. Subsequent to the authorization and through October 1995, 24,720 shares at a total cost of $9,624 had been repurchased, of which 16,370 shares at a total cost of $6,258 were purchased in 1995. In November 1995, the Board authorized an increase in the remaining authority to $15,000. No additional share repurchases were made during the remainder of 1995 subsequent to the increased authorization. In 1996, 20,920 shares at a total cost of $7,897 were repurchased. The program to acquire shares remains in effect in 1997, and in February 1997, the Board authorized an increase in the remaining repurchase authority to $15 million.

In 1996 and 1995, dividends paid on such stock were $3,795 and $4,341, respectively. Preferred dividends included on the Minerals Group's Statements of Operations for the years ended December 31, 1996 and 1995 are net of $2,120 and $1,579, respectively, which was the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to holders of the stock for repurchases made during each year.

The Company's Articles of Incorporation limits dividends on Minerals Stock to the lesser of (i) all funds of the Company legally available therefore (as prescribed by Virginia law) and (ii) the Available Minerals Dividend Amount (as defined in the Articles of Incorporation). At December 31, 1996, the Available Minerals Dividend Amount was at least $22,099. Dividends on Minerals Stock are also restricted by covenants in the Company's public indentures and bank credit agreements. See the Company's consolidated financial statements and related footnotes. Subject to these limitations, the Company's Board, although there is no requirement to do so, intends to declare and pay dividends on the Minerals Stock based primarily on the earnings, financial condition, cash flow and business requirements of the Minerals Group.

In December 1992, the Company formed The Pittston Company Employee Benefits Trust (the "Trust") to hold shares of its common stock to fund obligations under certain employee benefits programs not including stock option plans. The trust first began funding obligations under the Company's various stock option plans in September 1995. Upon formation of the Trust, the Company sold for a promissory note of the Trust, 4,000,000 new shares of its common stock to the Trust at a price equal to the fair value of the stock on the date of sale. Upon approval of the Services Stock Proposal, 3,871,826 shares in the Trust were redesignated as Services Stock and 774,365 shares of Minerals Stock were distributed to the Trust. At December 31, 1996, 423,652 shares of Minerals Stock (594,461 in 1995) remained in the Trust, valued at market. The value of these shares has no impact on shareholder's equity.

12. ACQUISITIONS

The following represents significant acquisitions for the Minerals Group for 1996, 1995 and 1994.

In 1994, a wholly owned indirect subsidiary of the Minerals Group completed the acquisition of substantially all of the coal mining operations and coal supply contracts of Addington Resources, Inc. ("Addington") for $157,324. The acquisition has been accounted for as a purchase; accordingly, the purchase price has been allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of acquisition. The fair value of assets acquired was $173,959 and liabilities assumed was $138,518. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was $121,883 and is being amortized over a period of forty years. The acquisition was financed by the issuance of $80,500 of Convertible Preferred Stock (Note 11) and additional borrowings under existing credit facilities. In March 1994, the additional debt incurred for this acquisition was refinanced with a portion of the proceeds from the five-year term loan (Note 9).

There were no significant acquisitions in 1995 or 1996.

The results of operations of the businesses acquired in 1996, 1995 and 1994 have been included in the Minerals Group's results of operations from their date of acquisition.

13. COAL JOINT VENTURE

The Minerals Group, through a wholly owned indirect subsidiary of the Company, has a partnership agreement, Dominion Terminal Associates ("DTA"), with three other coal companies to operate coal port facilities in Newport News, Virginia, in the Port of Hampton Roads (the "Facilities"). The Facilities, in which the Minerals Group has a 32.5% interest, has an annual throughput capacity of 22 million tons, with a ground storage capacity of approximately 2 million tons. The Facilities financing is provided by a series of coal terminal revenue refunding bonds issued by the Peninsula Ports Authority of Virginia (the "Authority"), a political subdivision of the Commonwealth of Virginia, in the aggregate principal amount of $132,800, of which $43,160 are attributable to the Company. These bonds bear a fixed interest rate of 7.375%. The Authority owns the Facilities and leases them to DTA for the life of the bonds, which mature on June 1, 2020. DTA may purchase the facilities for one dollar at the end of the lease term. The obligations of the partners are several, and not joint.

Under loan agreements with the Authority, DTA is obligated to make payments sufficient to provide for the timely payment of principal and interest on the bonds. Under a throughput and handling agreement, the Minerals Group has agreed to make payments to DTA that in the aggregate will provide DTA with sufficient funds to make the payments due under the loan agreements and to pay the Minerals Group's share of the operating costs of the Facilities. The Company has also unconditionally guaranteed the payment of the principal and premium, if any, and the interest on the bonds. Payments for operating costs aggregated $5,208 in 1996, $6,841 in 1995 and $7,173 in 1994. The Minerals Group has the right to use 32.5% of the throughput and storage capacity of the Facilities subject to user rights of third parties which pay the Minerals Group a fee. The Minerals Group pays throughput and storage charges based on actual usage at per ton rates determined by DTA.

14. LEASES

The Minerals Group's businesses lease coal mining and other equipment under long-term operating leases with varying terms, and most of the leases contain renewal and/or purchase options. As of December 31, 1996, aggregate future minimum lease payments under noncancellable operating leases were as follows:

                                                       Equipment
                                      Facilities         & Other           Total
--------------------------------------------------------------------------------
1997                                      $  345          18,322          18,667
1998                                         344          12,245          12,589
1999                                         325           6,192           6,517
2000                                         297           3,129           3,426
2001                                         233             523             756
2002                                           2            --                 2
2003                                           2            --                 2
2004                                           2            --                 2
2005                                           2            --                 2
Later Years                                    2            --                 2
--------------------------------------------------------------------------------
Total                                     $1,554          40,411          41,965
================================================================================

These amounts are net of aggregate future minimum noncancellable sublease rentals of $1,269. Almost all of the above amounts related to equipment are guaranteed by the Company.

Net rent expense amounted to $24,236 in 1996, $34,363 in 1995, and $35,583 in 1994.

The Minerals Group incurred capital lease obligations of $1,031 in 1996, $12 in 1995 and $746 in 1994. As of December 31, 1996, the Minerals Group's obligations under capital leases were not significant (Note 9).

15. EMPLOYEE BENEFIT PLANS

The Minerals Group's businesses participate in the Company's noncontributory defined benefit pension plan covering substantially all nonunion employees who meet certain minimum requirements. Benefits under most of the plans are based on salary (including commissions, bonuses, overtime and premium pay) and years of service. The Minerals Group's pension cost is actuarially determined based on its employees and an allocable share of the pension plan assets. The Company's policy is to fund the actuarially determined amounts necessary to provide assets sufficient to meet the benefits to be paid to plan participants in accordance with applicable regulations.


The net pension credit for 1996, 1995 and 1994 for the Minerals Group is as follows:

                                                       Years Ended December 31
                                                     1996       1995       1994
--------------------------------------------------------------------------------
Service cost--benefits earned during year        $  3,561      3,306      3,609
Interest cost on projected benefit obligation       9,921      9,548      9,024
Loss (return) on assets--actual                   (25,571)   (38,005)     1,664
(Loss) return on assets--deferred                   8,641     22,199    (16,978)
Other amortization, net                             2,323          7      2,270
--------------------------------------------------------------------------------
Net pension credit                               $ (1,125)    (2,945)      (411)
================================================================================

The assumptions used in determining the net pension credit for the Company's primary pension plan were as follows:

                                                            1996    1995    1994
--------------------------------------------------------------------------------
Interest cost on projected benefit obligation               7.5%   8.75%    7.5%
Expected long-term rate of return on assets                10.0%   10.0%   10.0%
Rate of increase in compensation levels                     4.0%    4.0%    4.0%
================================================================================

The Minerals Group's allocated funded status and deferred pension assets at December 31, 1996 and 1995 are as follows:

                                                               1996         1995
--------------------------------------------------------------------------------
Actuarial present value of accumulated
  benefit obligation:
  Vested                                                   $121,093      121,632
  Nonvested                                                   3,870        3,838
--------------------------------------------------------------------------------
                                                            124,963      125,470
Benefits attributable to projected salaries                  13,063       11,512
--------------------------------------------------------------------------------
Projected benefit obligation                                138,026      136,982
Plan assets at fair value                                   204,577      187,537
--------------------------------------------------------------------------------
Excess of plan assets over projected benefit
  obligation                                                 66,551       50,555
Unrecognized experience loss                                 12,622       27,307
Unrecognized prior service cost                                 236          273
--------------------------------------------------------------------------------
Net pension assets                                           79,409       78,135
Current pension liabilities                                   1,658        1,258
--------------------------------------------------------------------------------
Deferred pension assets per balance sheet                  $ 81,067       79,393
================================================================================

For the valuation of the Company's primary pension obligations and the calculation of the funded status, the discount rate was 8% in 1996 and 7.5% in 1995. The expected long-term rate of return on assets was 10% in both years. The rate of increase in compensation levels used was 4% in 1996 and 1995.

The unrecognized initial net asset at January 1, 1986, the date of adoption of SFAS 87, has been amortized over the estimated remaining average service life of the employees. As of December 31, 1996, approximately 73% of plan assets were invested in equity securities and 27% in fixed income securities.

Under the 1990 collective bargaining agreement with the United Mine Workers of America ("UMWA"), the Minerals Group agreed to make payments at specified contribution rates for the benefit of the UMWA employees. The trustees of the UMWA pension fund contested the agreement and brought action against the Company. While the case was in litigation, Minerals Group's benefit payments were made into an escrow account for the benefit of union employees. During 1996, the case was settled and the escrow funds were released (Note 19). As a result of the settlement, the Coal subsidiaries agreed to continue their participation in the UMWA 1974 pension plan at defined contribution rates.

The Minerals Group also provides certain postretirement health care and life insurance benefits for eligible active and retired employees in the United States.

For the years 1996, 1995 and 1994, the components of periodic expense for these postretirement benefits were as follows:

                                                       Years Ended December 31
                                                      1996       1995       1994
--------------------------------------------------------------------------------
Service cost--benefits earned during year          $ 1,810      1,523      2,141
Interest cost on accumulated post-
  retirement benefit obligation                     19,752     19,510     20,948
Amortization of (gains) losses                       1,128       --        2,806
--------------------------------------------------------------------------------
Total expense                                      $22,690     21,033     25,895
================================================================================

Interest costs on the accumulated postretirement benefit obligation were based upon rates of 7.5% in 1996, 8.75% in 1995 and 7.5% in 1994.

At December 31, 1996 and 1995, the actuarial and recorded liabilities for these postretirement benefits, none of which have been funded, were as follows:

                                                        Years Ended December 31
                                                             1996          1995
--------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
Retirees                                                $ 235,565       230,217
Fully eligible active plan participants                    23,959        24,031
Other active plan participants                             21,416        26,303
--------------------------------------------------------------------------------
                                                          280,940       280,551
Unrecognized experience loss                              (43,530)      (48,197)
--------------------------------------------------------------------------------
Liability included on the balance sheet                   237,410       232,354
Less current portion                                       17,693        18,647
--------------------------------------------------------------------------------
Noncurrent liability for postretirement health
  care and life insurance benefits                      $ 219,717       213,707
================================================================================

The accumulated postretirement benefit obligation was determined using the unit credit method and an assumed discount rate of 8% in 1996 and 7.5% in 1995. The assumed health care cost trend rate used in 1996 was 8.24% for pre-65 retirees, grading down to 5% in the year 2001. For post-65 retirees, the assumed trend rate in 1996 was 6.9%, grading down to 5% in the year 2001. The assumed medicare cost trend rate used in 1996 was 6.46%, grading down to 5% in the year 2001.

A percentage point increase each year in the assumed health care cost trend rate used would have resulted in an increase of approximately $3,000 in the aggregate service and interest components of expense for the year 1996, and an increase of approximately $36,000 in the accumulated postretirement benefit obligation at December 31, 1996.

The Minerals Group also participates in the Company's Savings-Investment Plan to assist eligible employees in providing for retirement or other future financial needs. Employee contributions are matched at rates of 50% to 100% up to 5% of compensation (subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended). Contribution expense under the plan aggregated $1,004 in 1996, $1,204 in 1995 and $1,468 in 1994.

The Minerals Group sponsors other defined contribution plans and contributions under these plans aggregated $368 in 1995 and $470 in 1994. There was no expense during 1996 as these plans were terminated.

In October 1992, the Coal Industry Retiree Health Benefit Act of 1992 (the "Health Benefit Act") was enacted as part of the Energy Policy Act of 1992. The Health Benefit Act established rules for the payment of future health care benefits for thousands of retired union mine workers and their dependents. The Health Benefit Act established a trust fund to which "signatory operators" and "related persons", the Company and certain of its subsidiaries (the "Pittston Companies") are jointly and severally liable for annual premiums for assigned beneficiaries, together with a pro rata share for certain beneficiaries who never worked for such employers ("unassigned beneficiaries"), in amounts determined on the basis set forth in the Health Benefit Act. For 1996, 1995 and 1994, these amounts, on a pretax basis, were approximately $10,400, $10,800 and $11,000, respectively. The Company believes that the annual liability under the Health Benefit Act for the Pittston Companies' assigned beneficiaries will continue at approximately $10,000 per year for the next several years and should begin to decline thereafter as the number of such assigned beneficiaries decreases.

Based on the number of beneficiaries actually assigned by the Social Security Administration, the Company estimates the aggregate pretax liability relating to the Pittston Companies' remaining assigned beneficiaries at approximately $210,000, which when discounted at 8% provides a present value estimate of approximately $90,000.

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

16. RESTRUCTURING AND OTHER (CREDITS) CHARGES,
INCLUDING LITIGATION ACCRUAL

Refer to Note 19 for a discussion of the benefit ($35,650) of the reversal of a litigation accrual related to the Evergreen Case.

The market for metallurgical coal, for much of the past fifteen years, has been characterized by weak demand from primary steel producers and intense competition from foreign coal producers, especially those in Australia and Canada. Metallurgical coal sales contracts are typically subject to annual price negotiations, which increase the risk of market forces. As a result of these conditions in the metallurgical coal markets, Coal Operations decreased its exposure to this business by selecting to participate only in those higher-margin metallurgical markets which generate acceptable profitability. Simultaneously with that business decision, management conducted a review of the economic viability of its metallurgical coal assets in early 1994 and determined that four underground mines were no longer economically viable and should be closed, resulting in significant economic impairment to three related preparation plants. In addition, it was determined that one surface steam coal mine, the Heartland mine, which provided coal to Alabama Power under a long-term sales agreement, would be closed due to rising costs caused by unfavorable geological conditions.

As a result of these decisions, Coal Operations incurred pretax charges of $90,806 ($58,116 after-tax) in the first quarter of 1994, which included a reduction in the carrying value of these assets and related accruals for mine closure costs. These charges included asset writedowns of $46,487, $3,836 for required lease payments owed to lessors for machinery and equipment that would be idled as a result of the mine and facility closures, $19,290 for mine and plant closure costs and $21,193 in contractually or statutorily required employee severance and other benefit costs associated with terminated and inactive employees at these facilities.

Of the four underground mines included in the asset writedown, two ceased coal production in 1994 and one ceased coal production in 1996. Also, in 1994, the Coal Operations reached agreement with Alabama Power Company to transfer the coal sales contract serviced by the Heartland mine to another location in West Virginia. The Heartland mine ceased coal production during 1994 and final reclamation and environmental work is complete. By early 1995, two of the three related preparation plants had also closed. At the beginning of 1994 there were approximately 750 employees involved in operations and other administrative support at the facilities included in the 1994 charge. Employment at these facilities was reduced by 52% to approximately 360 employees at December 31, 1994; by 81% to approximately 140 employees at December 31, 1995; and by 87% to approximately 100 employees at December 31, 1996.

The initiation in 1996 of a Virginia tax credit, along with favorable labor negotiations and improved metallurgical contract pricing over 1994, led management to open three new underground coal mines in southwest Virginia during late 1996 and to reactivate one coal preparation and loading facility. In addition, management decided to continue operating the last of the four underground mines and one related coal preparation and loading facility included in the 1994 charge. As a result of these decisions and favorable workers' compensation claim development for closed mines, a portion of the restructuring reserve established in 1994 was no longer required. Accordingly, Coal Operations reversed $11,649 ($7,572 after-tax) of its restructuring reserve during the year.

Although coal production has ceased at the mines remaining in the accrual, Coal Operations will incur reclamation and environmental costs for several years to bring these properties into compliance with federal and state environmental laws. In addition, employee termination and medical costs will continue to be incurred for several years after the facilities have been closed. Management believes that the reserve, as adjusted, at December 31, 1996, should be sufficient to provide for these future costs. Management does not anticipate material additional future charges to operating earnings for these facilities, although continual cash funding will be required over the next several years.

The following table analyzes the changes in liabilities during the last three years for facility closure costs recorded as restructuring and other charges:

                                                             Employee
                                                   Mine  Termination,
                                      Leased        and       Medical
                                   Machinery      Plant           and
                                         and    Closure     Severance
(In thousands)                     Equipment      Costs         Costs      Total
================================================================================
Balance January 1, 1994               $3,092     28,434        34,217     65,743
Additions                              3,836     19,290        21,193     44,319
Payments (a)                           3,141      9,468        12,038     24,647
--------------------------------------------------------------------------------
Balance December 31, 1994              3,787     38,256        43,372     85,415
Payments (b)                           1,993      7,765         7,295     17,053
Other reductions (c)                     576      1,508          --        2,084
--------------------------------------------------------------------------------
Balance December 31, 1995              1,218     28,983        36,077     66,278
Reversals                               --        4,778         6,871     11,649
Payments (d)                             842      5,499         3,921     10,262
Other reductions (c)                    --        6,267          --        6,267
--------------------------------------------------------------------------------
Balance December 31, 1996             $  376     12,439        25,285     38,100
================================================================================

(a) Of the total payments made, in 1994, $8,672 was for liabilities recorded in years prior to 1993, $5,822 was for liabilities recorded in 1993 and $10,153 was for liabilities recorded in 1994.

(b) Of the total payments made in 1995, $6,424 was for liabilities recorded in years prior to 1993, $2,486 was for liabilities recorded in 1993 and $8,143 was for liabilities recorded in 1994.

(c) These amounts represent the assumption of liabilities by third parties as a result of sales transactions.

(d) Of the total payments made in 1996, $5,119 was for liabilities recorded in years prior to 1993, $485 was for liabilities recorded in 1993, $4,658 was for liabilities recorded in 1994.

During the next 12 months, expected cash funding of these charges will be approximately $6,000 to $10,000. Management estimates that the remaining liability for leased machinery and equipment will be fully paid over the next year. The liability for mine and plant closure costs is expected to be satisfied over the next ten years, of which approximately 49% is expected to be paid over the next two years. The liability for employee related costs, which is primarily workers' compensation, is estimated to be 44% settled over the next four years with the balance paid during the following five to ten years.

17. OTHER OPERATING INCOME

Other operating income primarily includes royalty income and gains on sales of assets.

18. SEGMENT INFORMATION

Net sales by geographic area are as follows:

                                                         Years Ended December 31
                                                1996          1995          1994
--------------------------------------------------------------------------------
United States:
Domestic customers                          $421,645       467,479       512,875
Export customers in Europe                   112,738       108,111       131,447
Export customers in Japan                     52,033        67,145        71,937
Other export customers                        90,977        63,516        63,245
--------------------------------------------------------------------------------
                                             677,393       706,251       779,504
Australia                                     19,120        16,600        15,494
--------------------------------------------------------------------------------
Total net sales                             $696,513       722,851       794,998
================================================================================

The following is derived from the business segment information in the Company's consolidated financial statements as it relates to the Minerals Group. See Note 2, Related Party Transactions, for a description of the Company's policy for corporate allocations.

The Minerals Group's portion of the Company's operating profit is as follows:

                                                        Years Ended December 31
                                                 1996         1995         1994
--------------------------------------------------------------------------------
United States (a)                            $ 18,206       21,752      (85,305)
Australia (a)                                   3,447        1,586        2,988
--------------------------------------------------------------------------------
Minerals Group's portion of the
  Company's segment operating
  profit                                       21,653       23,338      (82,317)
Corporate expenses allocated to the
  Minerals Group                               (6,555)      (7,266)      (6,845)
--------------------------------------------------------------------------------
Total operating profit (loss)                $ 15,098       16,072      (89,162)
================================================================================

(a) Operating profit (loss) includes a (benefit) charge from restructuring and other (credits) charges, including litigation accrual aggregating ($47,299) and $90,806 in 1996 and 1994, respectively, all of which is included in the United States (Note 16).

The Minerals Group's portion of the Company's assets at year end is as follows:

                                                               As of December 31
                                                  1996         1995         1994
--------------------------------------------------------------------------------
United States                                 $596,358      702,132      764,399
Australia                                       21,240       18,999       19,104
--------------------------------------------------------------------------------
Minerals Group's portion of the
  Company's assets                             617,598      721,131      783,503
Minerals Group's portion of
  corporate assets                              89,383       77,478       84,009
--------------------------------------------------------------------------------
Total assets                                  $706,981      798,609      867,512
================================================================================

Industry segment information is as follows:

                                                        Years Ended December 31
                                                 1996         1995         1994
--------------------------------------------------------------------------------
Net Sales:
Coal Operations                             $ 677,393      706,251      779,504
Mineral Ventures                               19,120       16,600       15,494
--------------------------------------------------------------------------------
Total revenues                              $ 696,513      722,851      794,998
================================================================================
Operating Profit (Loss):
Coal Operations (a)                         $  20,034       23,131      (83,451)
Mineral Ventures (a)                            1,619          207        1,134
--------------------------------------------------------------------------------
Segment operating profit (loss)                21,653       23,338      (82,317)
Allocated general corporate expense            (6,555)      (7,266)      (6,845)
--------------------------------------------------------------------------------
Total operating profit (loss)               $  15,098       16,072      (89,162)
================================================================================

(a) Operating profit (loss) of the Coal Operations segment included a (benefit) charge from restructuring and other charges, including litigation accrual of ($47,299) in 1996 and $90,806 in 1994 (Note 16).

Capital Expenditures:
Coal Operations                                   $ 18,881     17,811     25,016
Mineral Ventures                                     3,714      2,332      2,514
Allocated general corporate                          1,785        168         90
--------------------------------------------------------------------------------
Total capital expenditures                        $ 24,380     20,311     27,620
================================================================================
Depreciation, Depletion and Amortization:
Coal Operations                                   $ 34,632     40,285     44,731
Mineral Ventures                                     1,856      1,597      1,202
Allocated general corporate                            136        158        141
--------------------------------------------------------------------------------
Total depreciation, depletion and
  amortization                                    $ 36,624     42,040     46,074
================================================================================
Assets at December 31:
Coal Operations                                   $594,772    699,049    761,827
Mineral Ventures                                    22,826     22,082     21,676
--------------------------------------------------------------------------------
Identifiable assets                                617,598    721,131    783,503
Allocated portion of the Company's
  corporate assets                                  89,383     77,478     84,009
--------------------------------------------------------------------------------
Total assets                                      $706,981    798,609    867,512
================================================================================

In 1996, 1995 and 1994, net sales to one customer of the Coal segment amounted to approximately $150,000, $126,000 and $112,000, respectively.

19. LITIGATION

In April 1990, the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ("Tankport") in Jersey City, New Jersey, which operations were sold in 1983. Under the settlement agreement, the Company is obligated to pay 80% of the remediation costs. Based on data available to the Company and its environmental consultants, the Company estimates its portion of the cleanup costs on an undiscounted basis using existing technologies to be between $6,900 and $17,000 over a period of up to five years. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which the clean-up will be conducted. The clean-up estimates have been modified from prior years' in light of cost inflation. The estimate of costs and the timing of payments could change as a result of changes to the remediation plan required, changes in the technology available to treat the site, unforseen circumstances existing at the site and additional cost inflation.

The Company commenced insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. In August 1995, the District Court ruled on various Motions for Summary Judgement. In its decision, the Court found favorably for the Company on several matters relating to the comprehensive general liability policies but concluded that the pollution liability policies did not contain pollution coverage for the types of claims associated with the Tankport site. The Company has appealed the District Court's decision to the Third Circuit. However, management and its outside legal counsel continue to believe that recovery of a substantial portion of the cleanup costs will ultimately be probable of realization. Accordingly, it is the Company's belief that, based on estimates of potential liability and probable realization of insurance recoveries, the Company would be liable for approximately $1,400 based on the Courts decision and related developments of New Jersey law.

In 1988, the trustees of certain pension and benefit trust funds (the "Trust Funds") established under collective bargaining agreements with the UMWA brought an action (the "Evergreen Case") against the Company and a number of its coal subsidiaries in the United

States District Court for the District of Columbia, claiming that the defendants are obligated to contribute to such Trust Funds in accordance with the provisions of the 1988 and subsequent National Bituminous Coal Wage Agreements, to which neither the Company nor any of its subsidiaries is a signatory. The Company recognized in 1993 in its financial statements for the Minerals Group the potential liability that might have resulted from an ultimate adverse judgment in the Evergreen Case (Notes 15 and 16).

In late March 1996 a settlement was reached in the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows: approximately $25,800 upon dismissal of the Evergreen Case and the remainder of $24,000 in installments of $7,000 in 1996 and $8,500 in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Company. The second payment of $7,000 was paid in 1996 and was funded from cash by operating activities. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan.

As a result of the settlement of these cases at an amount lower than those previously accrued, the Minerals Group recorded a pretax gain of $35,650 ($23,173 after-tax) in the first quarter of 1996 in its financial statements.

20. COMMITMENTS

At December 31, 1996, the Minerals Group had contractual commitments for third parties to contract mine or provide coal. Based on the contract provisions these commitments are currently estimated to aggregate approximately $124,675 and expire from 1997 through 1999 as follows:

           1997                     $ 79,894
           1998                       27,480
           1999                       17,301

Spending under the contracts was $99,161 in 1996, $83,532 in 1995 and $53,097 in 1994.

21. SUPPLEMENTAL CASH FLOW INFORMATION

For the years ended December 31, 1996, 1995 and 1994, there were net cash tax refunds of $29,324, $20,731 and $12,851, respectively.

For the years ended December 31, 1996, 1995 and 1994, cash payments for interest were $10,746, $10,296 and $5,985, respectively.

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

22. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Tabulated below are certain data for each quarter of 1996 and 1995.

                                          1st         2nd        3rd        4th
--------------------------------------------------------------------------------
1996 Quarters:
Net sales                           $ 170,252     175,268    177,195    173,798
Gross profit (loss)                   (25,633)      5,824      9,288       (463)
Net income                          $   3,020       2,644      2,498      2,496

Per Pittston Minerals Group
  Common Share:
Net income
Primary                             $     .25         .35        .33        .20
Fully diluted                       $     .25         .27        .25        .20

1995 Quarters:
Net sales                           $ 195,740     184,211    177,702    165,198
Gross profit                            1,800       3,351     10,441     10,964
Net income                          $     470       4,634      4,462      4,458

Per Pittston Minerals Group
  Common Share:
Net income
Primary                             $     .05         .45        .51        .43
Fully diluted                       $     .05         .45        .45        .43

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

Not applicable.

--------------------------------------------------------------------------------
PART III
--------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

The information required by this Item regarding directors is incorporated by reference to Pittston's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 1996. The information regarding executive officers is included in this report following Item 4, under the caption "Executive Officers of the Registrant.

ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

The information required by Items 11 through 13 is incorporated by reference to Pittston's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 1996.

--------------------------------------------------------------------------------
PART IV
--------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)   1.    All financial statements--see index to financial statements and schedules.

      2. Financial statement schedules--see index to financial statements and schedules.

      3.    Exhibits--see exhibit index.

Undertaking
For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8 Nos. 2-64258, 33-2039, 33-21393, 33-23333, 33-69040, 33- 53565 and 333-02219:

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

The Pittston Company and Subsidiaries
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1997.


                                             The Pittston Company
                                             --------------------
                                                 (Registrant)


                                       By        J. C. Farrell
                                          ---------------------------
                                          (J. C. Farrell, Chairman of
                                            the Board, President and
                                             Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 27, 1997.

   Signatures                                                Title
   ----------                                                -----

R. G. Ackerman*                                             Director
M. J. Anton*                                                Director
J. R. Barker*                                               Director
J. L. Broadhead*                                            Director
W. F. Craig*                                                Director


J. C. Farrell                                       Director and Chairman of
---------------------------------------             the Board, President and
(J. C. Farrell)                                     Chief Executive Officer
                                                 (principal executive officer)

R. M. Gross*                                                Director
C. F. Haywood*                                              Director
D. L. Marshall*                                     Director and Vice Chairman
                                                          of the Board


G.R. Rogliano                                        Senior Vice President
---------------------------------------         (principal accounting officer)
(G. R. Rogliano)

R. H. Spilman*                                              Director
A. H. Zimmerman*                                            Director


*By   J. C. Farrell
      ---------------------------------
      (J. C. Farrell, Attorney-in-Fact)

The Registrant does not have any designated principal financial officer.

The Pittston Company and Subsidiaries
Index to Financial Statements and Schedules

Financial Statements:

THE PITTSTON COMPANY AND SUBSIDIARIES

  Statement of Management Responsibility...................................   63

  Independent Auditors' Report.............................................   63

  Consolidated Balance Sheets..............................................   64

  Consolidated Statements of Operations....................................   65

  Consolidated Statements of Shareholders' Equity .........................   66

  Consolidated Statements of Cash Flows....................................   67

  Notes to Consolidated Financial Statements...............................   68

PITTSTON BRINK'S GROUP

  Statement of Management Responsibility...................................   88

  Independent Auditors' Report.............................................   88

  Balance Sheets...........................................................   89

  Statements of Operations.................................................   90

  Statements of Cash Flows.................................................   91

  Notes to Financial Statements............................................   92

PITTSTON BURLINGTON GROUP

  Statement of Management Responsibility...................................  106

  Independent Auditors' Report.............................................  106

  Balance Sheets...........................................................  107

  Statements of Operations.................................................  108

  Statements of Cash Flows.................................................  109

  Notes to Financial Statements............................................  110

PITTSTON MINERALS GROUP

Statement of Management Responsibility.....................................  125

Independent Auditors' Report...............................................  125

Balance Sheets.............................................................  126

Statements of Operations...................................................  127

Statements of Cash Flows...................................................  128

Notes to Financial Statements..............................................  129

Financial Statement Schedules:

Schedules are omitted because they are not material, not applicable or not required, or the information is included elsewhere in the financial statements.

The Pittston Company and Subsidiaries
Exhibit Index

Each Exhibit listed below that is followed by a reference to a previously filed document is hereby incorporated by reference to such document.

Exhibit
Number                             Description

3(i) The Registrant's Restated Articles of Incorporation. Exhibit 3(i) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

3(ii) The Registrant's Bylaws, as amended. Exhibit 3(ii) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").

 4(a)    (i)      Amended and Restated Rights Agreement dated as of January 19,
                  1996, between the Registrant and Chemical Mellon Shareholder
                  Services, L.L.C., as Rights Agent. Exhibit 2 to the
                  Registrant's Registration Statement on Form 8-A dated February
                  26, 1996 (the "Form 8-A").

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

10(d)*   The Company's Key Employees' Deferred Compensation Program as amended.
         Exhibit 10(d) to the 1995 Form 10-K.

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

10(f)* The Registrant's Executive Salary Continuation Plan. Exhibit 10(e) to the 1991 Form 10-K.

10(g)* The Registrant's Non-Employee Directors' Stock Option Plan. Annex III-A to Registration Statement No. 33-63323 on Form S-4 dated December 4, 1995 (the "S-4").

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

         (iv) Amendment No. 3 to Employment Agreement dated as of May 1, 1996, between the Registrant and J. C. Farrell. Exhibit 10(i)(iv) to the 1995 Form 10-K.

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

         (iv) Letter Agreement dated as of April 1, 1996, amending the Marshall Employment Agreement. Exhibit 10(j)(iv) to the 1995 Form 10-K.

         (v) Form of Letter Agreement dated as of June 1, 1997, replacing all prior Employment Agreements and amendments or modifications thereto, between the Registrant and D.L. Marshall.

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

         (v) Form of letter agreement dated as of March 8, 1996, amending change in control employment agreement between the Registrant and one of the Registrant's officers. Exhibit 10(l)(v) to the 1995 Form 10-K.

10(m)* Form of Indemnification Agreement entered into by the Registrant with its directors and officers. Exhibit 10(l) to the 1991 Form 10-K.

10(n)*   (i)      Registrant's Retirement Plan for Non-Employee Directors, as
                  amended. Exhibit 10(g) to the Third Quarter 1994 Form 10-Q.

         (ii) Form of letter agreement dated as of September 16, 1994, between the Registrant and its Non-Employee Directors pursuant to Retirement Plan for Non-Employee Directors. Exhibit 10(h) to the Third Quarter 1994 Form 10-Q.

10(o)* Registrant's Directors' Stock Accumulation Plan. Exhibit A to the Registrant's Proxy Statement filed March 29, 1996.

10(p)*   Registrant's Amended and Restated Plan for Deferral of Directors' Fees.
         Exhibit 10(o) to the 1989 Form 10-K.

10(q)    (i)      Participation Agreement (the "Participation Ag reement") dated as of December 19, 1985, among Burlington Air Express Inc.
                  (formerly, Burlington Northern Air Freight Inc. and Burlington
                  Air Express USA Inc.) ("Burlington"), the loan participants named therein (the "Loan Participants"), Manufacturers Hanover
                  Leasing Corporation, as Owner Participant (the "Owner
                  Participant"), The Connecticut National Bank, as Indenture
                  Trustee (the "Indenture Trustee") and Meridian Trust Company, as Owner Trustee (the "Owner Trustee"). Exhibit 10(p)(i) to the Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1988 (the "1988 Form 10-K").

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

         (xvi) Lease Supplement No. 6, dated January 20, 1993, between the Owner Trustee, as Lessor, and Burlington, as Lessor, amending the Lease Agreement. Exhibit 10(o)(xvi) to the 1992 Form 10-K.

10(r)    (i)      Lease dated as of April 1, 1989 between Toledo-Lucas County
                  Port Authority (the "Authority"), as Lessor, and Burlington, as Lessee. Exhibit 10(i) to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1989 (the "Second
                  Quarter 1989 Form 10-Q").

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

         (viii) Amendment Agreement dated as of September 1, 1990, among City of Toledo, Ohio, the Authority, Burlington and the Trustee.
                  Exhibit 10(ii) to the Third Quarter 1990 Form 10-Q.

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

         (xiii) Fifth Supplement to Lease between Toledo-Lucas County Port Authority, as Lessor, and Burlington Air Express Inc., as Lessee, dated as of December 1, 1996.

10(s) Stock Purchase Agreement dated as of September 24, 1993, between the Pittston Acquisition Company and Addington Holding Company, Inc.
         Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10(t)    (i)      Credit Agreement dated as of March 4, 1994, among The Pittston
                  Company, as Borrower, Lenders Parties Thereto, Chemical Bank,
                  Credit Suisse and Morgan Guaranty Trust Company of New York, as Co- agents, and Credit Suisse, as Administrative Agent (the
                  "Credit Agreement"). Exhibit 10.4 to the First Quarter 1994
                  Form 10-Q.

         (ii)     Amendment to the Credit Agreement dated as of May 1, 1995.
                  Exhibit 10(s)(ii) to the 1995 Form 10-K.

         (iii)    Amendment to Credit Agreement dated as of May 15, 1996.

11       Computation of Earnings Per Common Share.

21       Subsidiaries of the Registrant.

23       Consent of independent auditors.

24       Powers of attorney.

27       Financial Data Schedule.

99* Amendment to the Registrant's Pension-Retirement Plan relating to preservation of assets of the Pension-Retirement Plan upon a change in control. Exhibit 99 to the 1992 Form 10-K.

----------
    *Management contract or compensatory plan or arrangement.


                            STATEMENT OF DIFFERENCES

               The degree symbol shall be expressed as........[d]