Form 10-K/A
period 1996-12-31
PITTSTON CO
filed 1997-04-29
CIK 78890

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]
    For the fiscal year ended December 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    For the transition period from __________ to __________
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

     3.  Exhibits--see exhibit index.

Undertaking
For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8 Nos. 2-64258, 33-2039, 33-21393, 33-23333, 33-69040, 33-53565 and 333-02219:

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



The Pittston Company and Subsidiaries
Index to Financial Statements and Schedules


Financial Statements:

THE PITTSTON COMPANY AND SUBSIDIARIES

  Statement of Management Responsibility................63

  Independent Auditors' Report..........................63

  Consolidated Balance Sheets...........................64

  Consolidated Statements of Operations.................65

  Consolidated Statements of Shareholders' Equity.......66

  Consolidated Statements of Cash Flows.................67

  Notes to Consolidated Financial Statements............68


PITTSTON BRINK'S GROUP

  Statement of Management Responsibility................88

  Independent Auditors' Report..........................88

  Balance Sheets........................................89

  Statements of Operations..............................90

  Statements of Cash Flows..............................91

  Notes to Financial Statements.........................92


PITTSTON BURLINGTON GROUP

  Statement of Management Responsibility...............106

  Independent Auditors' Report.........................106

  Balance Sheets.......................................107

  Statements of Operations.............................108

  Statements of Cash Flows.............................109

  Notes to Financial Statements........................110


PITTSTON MINERALS GROUP

  Statement of Management Responsibility.................125

  Independent Auditors' Report...........................125

  Balance Sheets.........................................126

  Statements of Operations...............................127

  Statements of Cash Flows...............................128

  Notes to Financial Statements..........................129


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

3(ii)The  Registrant's  Bylaws,  as amended.  Exhibit 3(ii) to the  Registrant's
     Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").

4(a) (i) Amended and Restated Rights Agreement dated as of January 19, 1996, between the Registrant and Chemical Mellon Shareholder Services, L.L.C., as Rights Agent. Exhibit 2 to the Registrant's Registration Statement on Form 8-A dated February 26, 1996 (the "Form 8-A").

     (ii) Form of Right Certificate for Brink's Rights. Exhibit B-1 to Exhibit 2 to the Form 8-A.

     (iii)Form of Right Certificate for Minerals Rights. Exhibit B-2 to Exhibit 2 to the Form 8-A.

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

10(a)*The Registrant's 1979 Stock Option Plan, as amended.  Exhibit 10(a) to the
     Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (the "1992 Form 10-K").

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

10(d)* The Company's Key Employees'  Deferred  Compensation  Program as amended.
     Exhibit 10(d) to the 1995 Form 10-K.

10(e)* (i)The Registrant's Pension Equalization Plan, as amended. Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (the "Third Quarter 1994 Form 10-Q").

     (ii) Trust Agreement under the Pension Equalization Plan, Retirement Plan for Non-Employee Directors and Certain Contractual Arrangements of The Pittston Company made as of September 16, 1994, by and between the
          Registrant and Chase Manhattan Bank (National Association), as Trustee. Exhibit 10(i) to the Third Quarter 1994 Form 10-Q.

     (iii)Form of letter agreement dated as of September 16, 1994, between the Registrant and one of its officers. Exhibit 10(e) to the Third Quarter 1994 Form 10-Q.

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

10(h)* The Registrant's  1988 Stock Option Plan, as amended.  Annex III-B to the
     S-4.

10(i)*(i) Employment Agreement dated as of May 1, 1993, between the Registrant and J. C. Farrell. Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.

     (ii) Amendment No. 1 to Employment Agreement dated as of May 1, 1993, between the Registrant and J. C. Farrell. Exhibit 10(h) to the 1993 Form 10-K.

     (iii)Form of Amendment No. 2 dated as of September 16, 1994, to Employment Agreement dated as of May 1, 1993, as amended by Amendment No. 1 thereto dated March 18, 1994, between the Registrant and Joseph C. Farrell. Exhibit 10(b) to the Third Quarter 1994 Form 10-Q.

     (iv) Amendment No. 3 to Employment Agreement dated as of May 1, 1996, between the Registrant and J. C. Farrell. Exhibit 10(i)(iv) to the 1995 Form 10-K.

10(j)*(i) Employment Agreement dated as of June 1, 1994, between the Registrant and D. L. Marshall. Exhibit 10 to the Second Quarter 1994 Form 10-Q.

     (ii) Form of Letter Agreement dated as of September 16, 1994, amending Employment Agreement dated as of June 1, 1994, between the Registrant and D. L. Marshall. Exhibit 10(c) to the Third Quarter 1994 Form 10-Q.

     (iii)Form of Letter Agreement dated as of June 1, 1995, replacing all prior Employment Agreements and amendments or modifications thereto, between the Registrant and D. L. Marshall (the "Marshall Employment Agreement"). Exhibit 10 to the Registrant's quarterly report on Form 10-Q for the Quarter ended June 30, 1995.

     (iv) Letter Agreement dated as of April 1, 1996, amending the Marshall Employment Agreement. Exhibit 10(j)(iv) to the 1995 Form 10-K.

     (v) Form of Letter Agreement dated as of June 1, 1997, replacing all prior Employment Agreements and amendments or modifications thereto, between the Registrant and D.L. Marshall. Exhibit 10(j)(v) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed on March 27, 1997 (the "1996 Form 10-K").

10(k)* The Company's  1994 Employee  Stock  Purchase  Plan.  Exhibit 10.7 to the
     First Quarter 1994 Form 10-Q.

10(l)*(i) Form of change in control employment agreement between the Registrant and Mr. Farrell. Exhibit 10(j) to the 1987 Form 10-K.

     (ii) Form of change in control employment agreement between the Registrant and one of its officers. Exhibit 10(l)(ii) to the 1989 Form 10-K.

     (iii)Form of change in control employment agreement between the Registrant (or a subsidiary) and six of the Registrant's officers. Exhibit 10(l)(iii) to the 1989 Form 10-K.

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

10(n)*(i) Registrant's  Retirement Plan for Non-Employee Directors, as amended.
          Exhibit 10(g) to the Third Quarter 1994 Form 10-Q.

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

10(o)*  Registrant's  Directors'  Stock  Accumulation  Plan.  Exhibit  A to  the
     Registrant's Proxy Statement filed March 29, 1996.

10(p)* Registrant's  Amended and Restated Plan for Deferral of Directors'  Fees.
     Exhibit 10(o) to the 1989 Form 10-K.

10(q)(i) Participation Agreement (the "Participation Agreement") dated as of December 19, 1985, among Burlington Air Express Inc. (formerly, Burlington Northern Air Freight Inc. and Burlington Air Express USA Inc.) ("Burlington"), the loan participants named therein (the "Loan Participants"), Manufacturers Hanover Leasing Corporation, as Owner Participant (the "Owner Participant"), The Connecticut National Bank, as Indenture Trustee (the "Indenture Trustee") and Meridian Trust Company, as Owner Trustee (the "Owner Trustee"). Exhibit 10(p)(i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 (the "1988 Form 10-K").

     (ii) Trust Agreement (the "Trust Agreement") dated as of December 19, 1985, between the Owner Participant and the Owner Trustee. Exhibit 10(p)(ii) to the 1988 Form 10-K.

     (iii)Trust Indenture and Mortgage (the "Trust Indenture and Mortgage") dated December 19, 1985, between the Owner Trustee, as Mortgagor, and the Indenture Trustee, as Mortgagee (the "Mortgagee"). Exhibit 10(p)(iii) to the 1988 Form 10-K.

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

     (vi) Guaranty (the "Guaranty") dated as of December 19, 1985, by the Registrant. Exhibit 10(p)(vi) to the 1988 Form 10-K.

     (vii)Trust Agreement and Mortgage Supplement Nos. 1 through 4, dated December 23 and 30, 1985 and March 10 and May 8, 1986, between the Owner Trustee, as Mortgagor, and the Indenture Trustee, as Mortgagee, including Amendment No. 1 dated as of October 1, 1986 to Trust Agreement and Mortgage Supplement Nos. 3 and 4. Exhibit 10(p)(vii) to the 1988 Form 10-K.

     (viii)Lease Supplements Nos. 1 through 4 dated December 23 and 30, 1985 and March 10 and May 8, 1986, between the Owner Trustee, as Lessor, and Burlington, as Lessee, including Amendment No. 1 dated as of October 1, 1986 to Lease Supplements Nos. 3 and 4. Exhibit 10(p)(viii) to the 1988 Form 10-K.

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

     (xii)Partial Termination of Lease, dated September 18, 1992, between the Owner Trustee, as Lessor, and Burlington, as Lessee, amending the Lease Agreement. Exhibit 10(o)(xii) to the 1992 Form 10-K.

     (xiii)Partial Termination of Trust Indenture and Mortgage, dated September 18, 1992, between the Indenture Trustee, as Mortgagee, and the Owner Trustee, as Mortgagor, amending the Trust Indenture and Mortgage.
          Exhibit 10(o)(xiii) to the 1992 Form 10-K.

     (xiv)Trust Agreement and Mortgage Supplement No. 5, dated September 18, 1992, between the Owner Trustee, as Mortgagor, and the Indenture Trustee, as Mortgagee. Exhibit 10(o)(xiv) to the 1992 Form 10-K.

     (xv) Lease Supplement No. 5, dated September 18, 1992, between the Owner Trustee, as Lessor, and Burlington, as Lessee. Exhibit 10(o)(xv) to the 1992 Form 10-K.

     (xvi)Lease Supplement No. 6, dated January 20, 1993, between the Owner Trustee, as Lessor, and Burlington, as Lessor, amending the Lease Agreement. Exhibit 10(o)(xvi) to the 1992 Form 10-K.

10(r)(i) Lease dated as of April 1, 1989 between Toledo-Lucas County Port Authority (the "Authority"), as Lessor, and Burlington, as Lessee.
          Exhibit 10(i) to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1989 (the "Second Quarter 1989 Form 10-Q").

     (ii) Lease Guaranty Agreement dated as of April 1, 1989 between Burlington (formerly, Burlington Air Express Management Inc.), as Guarantor, and the Authority. Exhibit 10(ii) to the Second Quarter 1989 Form 10-Q.

     (iii)Trust Indenture dated as of April 1, 1989 between the Authority and Society Bank & Trust (formerly, Trustcorp Bank, Ohio) (the "Trustee"), as Trustee. Exhibit 10(iii) to the Second Quarter 1989 Form 10-Q.

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

     (vii)Revised and Amended Second Supplement to Lease dated as of September 1, 1990, between the Authority and Burlington. Exhibit 10(i) to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1990 (the "Third Quarter 1990 Form 10- Q").

     (viii)Amendment Agreement dated as of September 1, 1990, among City of Toledo, Ohio, the Authority, Burlington and the Trustee. Exhibit 10(ii) to the Third Quarter 1990 Form 10-Q.

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

     (xii)Fourth Supplement to Lease between Toledo-Lucas County Port Authority, as Lessor, and Burlington Air Express Inc., as Lessee, dated as of June 1, 1991. Exhibit 10.3 to the First Quarter 1994 Form 10-Q.

     (xiii)Fifth Supplement to Lease between Toledo-Lucas County Port Authority, as Lessor, and Burlington Air Express Inc., as Lessee, dated as of December 1, 1996. Exhibit 10(r)(xiii) to the 1996 Form 10-K.

10(s)Stock  Purchase  Agreement  dated as of  September  24,  1993,  between the
     Pittston Acquisition Company and Addington Holding Company, Inc. Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10(t)(i) Credit Agreement dated as of March 4, 1994, among The Pittston Company, as Borrower, Lenders Parties Thereto, Chemical Bank, Credit Suisse and Morgan Guaranty Trust Company of New York, as Co-agents, and Credit Suisse, as Administrative Agent (the "Credit Agreement").
          Exhibit 10.4 to the First Quarter 1994 Form 10-Q.

     (ii) Amendment to the Credit Agreement dated as of May 1, 1995. Exhibit 10(s)(ii) to the 1995 Form 10-K.

     (iii)Amendment to Credit Agreement dated as of May 15, 1996. Exhibit 10(t)(iii) to the 1996 Form 10-K.

11   Computation of Earnings Per Common Share. Exhibit 11 to the 1996 Form 10-K.

21   Subsidiaries of the Registrant. Exhibit 21 to the 1996 Form 10-K.

23   Consent of independent auditors. Exhibit 23 to the 1996 Form 10-K.

24   Powers of attorney. Exhibit 24 to the 1996 Form 10-K.

27   Financial Data Schedule. Exhibit 27 to the 1996 Form 10-K.

99(a)* Amendment to the Registrant's Pension-Retirement Plan relating to preservation of assets of the Pension-Retirement Plan upon a change in control. Exhibit 99 to the 1992 Form 10-K.

99(b)* 1994 Employee Stock Purchase Plan of the Pittston Company's Annual Report on Form 11-K for the year ended December 31, 1996.


-------------------------------

*Management contract or compensatory plan or arrangement.





                                    Signature


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on April 25, 1997.



                                                The Pittston Company
                                                      (Registrant)
                                    --------------------------------------------







                                                     G.R. Rogliano
                                    --------------------------------------------
                                               (G. R. Rogliano, Senior
                                                    Vice President)



Date      April 25, 1997