Form 10-Q
period 1997-03-31
PITTSTON CO
filed 1997-05-15
CIK 78890

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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


   P.O. Box 4229, 1000 Virginia Center Parkway, Richmond, Virginia 23058-4229
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (804) 553-3600



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                   Yes  X    No ___

41,142,679 shares of $1 par value Pittston Brink's Group Common Stock, 20,578,200 shares of $1 par value Pittston Burlington Group Common Stock and 8,405,908 shares of $1 par value Pittston Minerals Group Common Stock were outstanding as of May 5, 1997.


                                       ---
                                        1

                         Part I - Financial Information
                      The Pittston Company and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                                       March 31        December 31
                                                                                           1997               1996
-------------------------------------------------------------------------------------------------------------------

                                                                                    (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                         $      50,827             41,217
Short-term investments, at lower of cost or market                                        1,173              1,856
Accounts receivable (net of estimated amount uncollectible:
  1997 - $16,925; 1996 -$16,116)                                                        485,471            456,135
Inventories, at lower of cost or market                                                  44,442             37,127
Prepaid expenses                                                                         44,708             32,798
Deferred income taxes                                                                    47,873             49,557
-------------------------------------------------------------------------------------------------------------------

Total current assets                                                                    674,494            618,690

Property, plant and equipment, at cost (net of depreciation, depletion
   and amortization: 1997 - $473,011; 1996 - $457,756)                                  575,497            540,851
Intangibles, net of amortization                                                        309,388            317,062
Deferred pension assets                                                                 123,530            124,241
Deferred income taxes                                                                    57,929             58,690
Other assets                                                                            158,242            153,345
-------------------------------------------------------------------------------------------------------------------

Total assets                                                                      $   1,899,080          1,812,879
-------------------------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                                                             $      36,449             31,669
Current maturities of long-term debt                                                      5,372              5,450
Accounts payable                                                                        248,713            251,572
Accrued liabilities                                                                     278,369            280,276
-------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                               568,903            568,967

Long-term debt, less current maturities                                                 234,711            158,837
Postretirement benefits other than pensions                                             227,586            226,697
Workers' compensation and other claims                                                  114,635            116,893
Deferred income taxes                                                                    15,307             15,075
Other liabilities                                                                       119,970            119,703
Shareholders' equity:
Preferred stock, par value $10 per share: Authorized: 2,000 shares
  $31.25 Series C Cumulative Convertible Preferred Stock:
  Issued:  1997 - 1,154 shares; 1996 - 1,154 shares                                       1,154              1,154
Pittston Brink's Group common stock, par value $1 per share:
  Authorized: 100,000 shares;
  Issued: 1997 - 41,142 shares; 1996 - 41,296 shares                                     41,142             41,296
Pittston Burlington Group common stock, par value $1 per share:
  Authorized: 50,000 shares
  Issued: 1997 - 20,578 shares; 1996 - 20,711 shares                                     20,578             20,711
Pittston Minerals Group common stock, par value $1 per share:
  Authorized 20,000 shares;
  Issued: 1997 - 8,406 shares; 1996 - 8,406 shares                                        8,406              8,406
Capital in excess of par value                                                          390,898            400,135
Retained earnings                                                                       287,030            273,118
Equity adjustment from foreign currency translation                                     (26,945)           (21,188)
Employee benefits trust, at market value                                               (104,295)          (116,925)
-------------------------------------------------------------------------------------------------------------------

Total shareholders' equity                                                              617,968            606,707
-------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                                        $   1,899,080          1,812,879
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                                       ---
                                        2

                      The Pittston Company and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                                                            Quarter Ended March 31
                                                                                           1997               1996
-------------------------------------------------------------------------------------------------------------------


Net sales                                                                           $   158,883            170,252
Operating revenues                                                                      622,793            560,655
-------------------------------------------------------------------------------------------------------------------

Net sales and operating revenues                                                        781,676            730,907

Costs and expenses:
Cost of sales                                                                           153,412            195,885
Operating expenses                                                                      518,819            473,066
Restructuring and other credits, including litigation accrual                                --            (37,758)
Selling, general and administrative expenses                                             75,643             72,296
-------------------------------------------------------------------------------------------------------------------

Total costs and expenses                                                                747,874            703,489
Other operating income, net                                                               3,576              2,815
-------------------------------------------------------------------------------------------------------------------

Operating profit                                                                         37,378             30,233
Interest income                                                                           1,019                525
Interest expense                                                                         (5,564)            (3,745)
Other expense, net                                                                       (2,389)            (2,397)
-------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                               30,444             24,616
Provision for income taxes                                                                9,103              5,996
-------------------------------------------------------------------------------------------------------------------

Net income                                                                               21,341             18,620
Preferred stock dividends, net                                                             (901)            (1,065)
-------------------------------------------------------------------------------------------------------------------

Net income attributed to common shares                                              $    20,440             17,555
-------------------------------------------------------------------------------------------------------------------


Pittston Brink's Group:
Net income attributed to common shares                                              $    15,306             11,839
-------------------------------------------------------------------------------------------------------------------

Net income per common share                                                         $       .40                .31
-------------------------------------------------------------------------------------------------------------------

Cash dividend per common share                                                      $      .025               .025
-------------------------------------------------------------------------------------------------------------------


Pittston Burlington Group:
Net income attributed to common shares                                              $     5,088              3,761
-------------------------------------------------------------------------------------------------------------------

Net income per common share                                                         $       .26                .20
-------------------------------------------------------------------------------------------------------------------

Cash dividends per common share                                                     $       .06                .06
-------------------------------------------------------------------------------------------------------------------


Pittston Minerals Group:
Net income attributed to common shares                                              $        46              1,955
-------------------------------------------------------------------------------------------------------------------

Net income per common share                                                         $       .01                .25
-------------------------------------------------------------------------------------------------------------------

Cash dividends per common share                                                     $     .1625              .1625
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                                       ---
                                        3

                      The Pittston Company and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                                            Quarter Ended March 31
                                                                                           1997               1996
-------------------------------------------------------------------------------------------------------------------


Cash flows from operating activities:
Net income                                                                          $    21,341             18,620
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Noncash charges and other write-offs                                                      --             29,948
   Depreciation, depletion and amortization                                              30,139             27,051
   Provision for aircraft heavy maintenance                                               8,186              7,718
   Provision for deferred income taxes                                                    2,328              4,470
   Provision for pensions, noncurrent                                                       141                 62
   Provision for uncollectible accounts receivable                                        1,768              1,599
   Equity in earnings of unconsolidated affiliates, net of dividends received               861                358
   Other operating, net                                                                   2,539               (319)
   Change in operating  assets and  liabilities,  net of effects of acquisitions and dispositions:
     Increase in accounts receivable                                                    (14,285)            (3,169)
     Increase in inventories                                                             (7,314)            (6,990)
     Increase in prepaid expenses                                                        (9,793)            (4,220)
     Decrease in accounts payable and accrued liabilities                                (4,083)           (19,309)
     Increase in other assets                                                            (3,292)              (643)
     Decrease in other liabilities                                                       (2,852)           (33,760)
     Decrease in workers' compensation and other claims, noncurrent                      (2,256)            (3,560)
     Other, net                                                                             366                 94
-------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                23,794             17,950
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Additions to property, plant and equipment                                              (40,031)           (31,877)
Property, plant and equipment pending lease financing                                      (372)               (71)
Aircraft heavy maintenance expenditures                                                  (9,473)            (4,131)
Proceeds from disposal of property, plant and equipment                                   3,939              4,709
Acquisitions, net of cash acquired, and related contingency payments                    (54,094)              (746)
Other, net                                                                               14,273              3,636
-------------------------------------------------------------------------------------------------------------------

Net cash used by investing activities                                                   (85,758)           (28,480)
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Net additions to debt                                                                    80,834              1,975
Repurchase of stock                                                                      (6,514)                --
Proceeds from exercise of stock options                                                   1,303                614
Dividends paid                                                                           (4,049)            (4,415)
Cost of stock proposals                                                                      --             (1,838)
-------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by financing activities                                         71,574             (3,664)
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                      9,610            (14,194)
Cash and cash equivalents at beginning of period                                         41,217             52,823
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                          $    50,827             38,629
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                                       ---
                                        4

                      The Pittston Company and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)



(1) The Pittston Company (the "Company") prepares consolidated financial statements in addition to separate financial statements for the Pittston Brink's Group (the "Brink's Group"), the Pittston Burlington Group (the "Burlington Group") and the Pittston Minerals Group (the "Minerals Group"). The Brink's Group consists of the Brink's, Incorporated ("Brink's") and Brink's Home Security, Inc. ("BHS") operations of the Company. The Burlington Group consists of the Burlington Air Express Inc. ("Burlington") operations of the Company. The Minerals Group consists of the Pittston Coal Company ("Coal Operations") and Pittston Mineral Ventures ("Mineral Ventures") operations of the Company. The Company's capital structure includes three issues of common stock: Pittston Brink's Group Common Stock ("Brink's Stock"), Pittston Burlington Group Common Stock ("Burlington Stock") and Pittston Minerals Group Common Stock ("Minerals Stock") which were designed to provide shareholders with separate securities reflecting the performance of the Brink's Group, Burlington Group and Minerals Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting any Group or the Company as a whole. Holders of Brink's Stock, Burlington Stock and Minerals Stock are shareholders of the Company, which is responsible for all liabilities. Financial developments affecting the Brink's Group, Burlington Group or the Minerals Group that affect the Company's financial condition could affect the results of operations and financial condition of each of the Groups.

(2) The average number of shares outstanding used in the net income per share computations were as follows:

                                                                                      As of March 31
                                                                                  1997               1996
---------------------------------------------------------------------------------------------------------

Brink's Stock                                                                   38,189             38,057
Burlington Stock                                                                19,406             19,040
Minerals Stock                                                                   8,002              7,822
---------------------------------------------------------------------------------------------------------



     The average number of shares outstanding used in the net income per share computations do not include the shares of Brink's Stock, Burlington Stock and Minerals Stock held in the Company's Employee Benefits Trust which totaled 2,958 (3,468 in 1996), 1,167 (1,705 in 1996) and 350 (558 in 1996),
     respectively, at March 31, 1997.

(3) Depreciation, depletion and amortization of property, plant and equipment in the first quarters of 1997 and 1996 were $23,661 and $21,881, respectively.

(4) Cash payments made for interest and income taxes (net of refunds received) were as follows:

                                                                                   Quarter Ended March 31
                                                                                  1997               1996
----------------------------------------------------------------------------------------------------------

Interest                                                                     $   5,439              4,344
----------------------------------------------------------------------------------------------------------

Income taxes                                                                 $   4,530              5,054
----------------------------------------------------------------------------------------------------------



     During the three months ended March 31, 1997 and 1996, capital lease obligations of $1,109 and $292, respectively, were incurred for leases of property, plant and equipment.



                                       ---
                                        5

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

     In March 1996, a settlement was reached in the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows:
     $25,845 upon dismissal of the Evergreen Case and the remainder of $24,000 in installments of $7,000 in 1996 and $8,500 in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Company. The amount previously escrowed and accrued was included in "Short-term investments" and "Accrued liabilities" on the Company's balance sheet. The second payment of $7,000 was paid in 1996 and was funded from cash provided by operating activities. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan.

     As a result of the settlement of the Evergreen Case at an amount lower than previously accrued in 1993, the Company recorded a pretax benefit of $35,650 ($23,173 after tax) in the first quarter of 1996 in its consolidated financial statements.

(6) In 1996, the Company implemented a new accounting standard, Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires companies to review assets for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 resulted in a pretax charge to earnings in 1996 for Coal Operations of $29,948 ($19,466 after tax), of which $26,312 was included in cost of sales and $3,636 was included in selling, general and administrative expenses.

(7) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Company and the BHS segment for the first three months of 1997 and 1996 by $1,178 and $1,047, respectively. The effect of this change increased net income per common share of the Brink's Group for the first three months of 1997 and 1996 by $.02.

(8) As of January 1, 1997, BHS prospectively adjusted its annual depreciation rate for capitalized subscribers' installation costs to more accurately match depreciation expense with revenue generated from demonstrated customer experience. This change in accounting estimate reduced depreciation expense for capitalized installation costs in the first quarter of 1997 for the Company and the BHS segment by approximately
     $2,100. The effect of this change increased net income of the Company and the Brink's Group by $1,365 or $.04 per common share of Brink's Stock.

(9) The Company will implement a new accounting standard, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", in the fourth quarter of 1997. SFAS No. 128 will require the Company to report both basic and diluted earnings per share ("EPS") calculations as well as provide a reconciliation between basic and diluted EPS computations. SFAS No. 128 supersedes previous guidance from Accounting Principles Board Opinion ("APB") No. 15, "Earnings per Share". After the effective date, all prior-period EPS data presented will be restated to conform with the provisions of SFAS No. 128.

(10) Certain prior period amounts have been reclassified to conform to current period's financial statement presentation.

                                       ---
                                        6

(11) In the opinion of management, all adjustments have been made which are necessary for a fair presentation of results of operations for the periods reported herein. All such adjustments are of a normal recurring nature.


                                       ---
                                        7

                      The Pittston Company and Subsidiaries
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                 (In thousands)



The financial statements of The Pittston Company (the "Company") include balance sheets, results of operations and cash flows of the Brink's, Incorporated ("Brink's"), Brink's Home Security, Inc. ("BHS"), Burlington Air Express Inc. ("Burlington"), Pittston Coal Company ("Coal Operations") and Pittston Mineral Ventures ("Mineral Ventures") operations of the Company as well as the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment.

The following discussion is a summary of the key factors management considers necessary in reviewing the Company's results of operations, liquidity and capital resources.


                              RESULTS OF OPERATIONS


                                                                                            Quarter Ended March 31
                                                                                           1997               1996
-------------------------------------------------------------------------------------------------------------------


Net sales and operating revenues:
Brink's                                                                             $   209,199            175,854
BHS                                                                                      42,185             36,706
Burlington                                                                              371,409            348,095
Coal Operations                                                                         154,593            165,468
Mineral Ventures                                                                          4,290              4,784
-------------------------------------------------------------------------------------------------------------------

Net sales and operating revenues                                                    $   781,676            730,907
-------------------------------------------------------------------------------------------------------------------


Operating profit (loss):
Brink's                                                                             $    15,801              9,378
BHS                                                                                      12,779             11,102
Burlington                                                                               10,756              8,686
Coal Operations                                                                           3,623              4,377
Mineral Ventures                                                                           (455)             1,174
-------------------------------------------------------------------------------------------------------------------

Segment operating profit                                                                 42,504             34,717
General corporate expense                                                                (5,126)            (4,484)
-------------------------------------------------------------------------------------------------------------------

Total operating profit                                                              $    37,378             30,233
-------------------------------------------------------------------------------------------------------------------



In the first quarter of 1997, the Company reported net income of $21.3 million compared with $18.6 million in the first quarter of 1996. Operating profit totaled $37.4 million in the 1997 first quarter compared with $30.2 million in the comparable prior year period. Increased operating profits at Brink's ($6.4 million); BHS ($1.7 million); and Burlington ($2.1 million) were partially offset by a decrease in operating profits at Coal Operations ($0.8 million) and at Mineral Ventures ($1.6 million). Coal Operations' first quarter 1996 earnings included three non-recurring items: a benefit from the settlement of the Evergreen Case at an amount lower than previously accrued ($35.7 million or $23.2 million after tax); a charge related to a new accounting standard regarding the impairment of long-lived assets ($29.9 million or $19.5 million after tax), and a benefit from the reversal of excess restructuring liabilities ($2.1 million or $1.4 million after tax).


                                       ---
                                        8

Brink's
The following is a table of selected financial data for Brink's on a comparative basis:

                                                                                            Quarter Ended March 31
(In thousands)                                                                             1997               1996
-------------------------------------------------------------------------------------------------------------------


Operating revenues:
  North America (United States and Canada)                                          $   110,772             98,180
  International subsidiaries                                                             98,427             77,674
-------------------------------------------------------------------------------------------------------------------

Total operating revenues                                                            $   209,199            175,854

Operating expenses                                                                      167,056            143,508
Selling, general and administrative expenses                                             25,721             22,474
-------------------------------------------------------------------------------------------------------------------

Total costs and expenses                                                                192,777            165,982
-------------------------------------------------------------------------------------------------------------------

Other operating expense, net                                                               (621)              (494)
-------------------------------------------------------------------------------------------------------------------

Operating profit:
  North America (United States and Canada)                                          $     7,754              5,930
  International operations                                                                8,047              3,448
-------------------------------------------------------------------------------------------------------------------

Total operating profit                                                              $    15,801              9,378
-------------------------------------------------------------------------------------------------------------------


Depreciation and amortization                                                       $     7,547              6,029
-------------------------------------------------------------------------------------------------------------------


Cash capital expenditures                                                           $     9,814              6,806
-------------------------------------------------------------------------------------------------------------------



Brink's consolidated revenues totaled $209.2 million in the first quarter of 1997 compared with $175.9 million in the first quarter of 1996. Brink's operating profit of $15.8 million in the first three months of 1997 represented a $6.4 million or 68% increase over the $9.4 million operating profit reported in the comparable prior year period. The revenue increase of $33.3 million (19%) in the 1997 first quarter was offset in part by an increase in operating expenses and selling, general and administrative expenses of $26.8 million (16%).

Revenues from North American operations (United States and Canada) increased $12.6 million (13%) to $110.8 million in the first quarter of 1997 from $98.2 million in the prior year quarter. North American operating profit increased $1.9 million, or 32%, to $7.8 million in the 1997 quarter from $5.9 million in the first quarter of 1996. Approximately $1.2 million of the increase in operating profit related to the continued improvement of armored car operations, which includes ATM servicing. The remainder of the increase related to modest improvements in currency processing and domestic diamond and jewelry operations.

Revenues from international subsidiaries increased $20.7 million, or 27%, to $98.4 million in the 1997 first quarter from $77.7 million in the 1996 period. Operating profit from international subsidiaries and minority- owned affiliates amounted to $8.0 million in the first three months of 1997 which was $4.6 million higher than the operating profit of $3.4 million in the first quarter of 1996. The increase in both revenues and operating profit was primarily attributable to strong results in Latin America. Revenues and operating profits in this region increased $17.1 million and $4.1 million, respectively, in the first quarter of 1997 as compared to the first quarter of 1996. More than half of these increases were due to the consolidation of the results of Brink's Venezuelan affiliate, Custodia y Traslado de Valores C.A. ("Custravalca"), where Brink's increased its ownership from 15% to 61% during January 1997. The Latin America region also benefited from improvements in Colombia and Mexico during the first quarter of 1997. The operating profits in both the Europe and Asia Pacific regions in the first quarter of 1997 were essentially unchanged from the comparable quarter of 1996. In Europe, improvements in both Holland and Belgium were largely offset by unfavorable results of Brink's affiliate in France. Finally, operating profits from Brink's international diamond and jewelry operations also improved in the first quarter of 1997 versus the same period in 1996.

                                       ---
                                        9

As mentioned above, Brink's increased its ownership in Custravalca from 15% to 61% in the first quarter of 1997. The acquisition was financed through contributions from a group of local Venezuelan investors (the "Investors") of $8.0 million and external debt of $49.9 million. The ownership interest in Custravalca is held 61% by Brink's and 39% by the Investors. In conjunction with the Custravalca transaction, Brink's also acquired a further 31% interest in Brink's Peru S.A., increasing its ownership position in this affiliate to 36%. Also during the first quarter, Brink's acquired the remaining interests in Brink's Hong Kong and Brink's Holland, increasing ownership in these affiliates to 100% and acquired additional interests in Brink's Bolivia and Brink's Taiwan.

In the first quarter of 1997, interest expense and minority interest expense associated with the Venezuelan acquisition approximated $2 million.

BHS
The following is a table of selected financial data for BHS on a comparative basis:

                                                                                            Quarter Ended March 31
(Dollars in thousands)                                                                     1997               1996
-------------------------------------------------------------------------------------------------------------------


Operating revenues                                                                  $    42,185             36,706

Operating expenses                                                                       20,852             19,058
Selling, general and administrative expenses                                              8,554              6,546
-------------------------------------------------------------------------------------------------------------------

Total costs and expenses                                                                 29,406             25,604
-------------------------------------------------------------------------------------------------------------------


Operating profit                                                                    $    12,779             11,102
-------------------------------------------------------------------------------------------------------------------


Depreciation and amortization                                                       $     6,666              6,822
-------------------------------------------------------------------------------------------------------------------

Cash capital expenditures                                                           $    16,520             14,898
-------------------------------------------------------------------------------------------------------------------

Annualized service revenues (a)                                                     $   132,598            110,191
-------------------------------------------------------------------------------------------------------------------

Number of subscribers:
   Beginning of  period                                                                 446,505            378,659
   Installations                                                                         25,590             24,256
   Disconnects, net                                                                      (8,088)            (7,239)
-------------------------------------------------------------------------------------------------------------------

End of period                                                                           464,007            395,676
-------------------------------------------------------------------------------------------------------------------


(a) Annualized service revenues are calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for monitoring, maintenance and related services.


Revenues for BHS increased by $5.5 million (15%) to $42.2 million in the first quarter of 1997 from $36.7 million in the 1996 period. The increase in revenues was predominantly due to higher ongoing monitoring and service revenues, resulting from the 17% growth in the subscriber base and increased average monitoring fees. As a result of such growth, annualized service revenues in force at March 31, 1997 grew 20% over the amount in effect at March 31, 1996. However, while the number of new security system installations increased in 1997, the revenue per installation decreased from the first quarter of 1996 due to continuing competitive installation pricing in the marketplace.

Operating profit of $12.8 million in the first quarter of 1997 represented an increase of $1.7 million (15%) compared to the $11.1 million earned in the comparable 1996 period. This increase included a $2.1 million reduction in depreciation expense in the first quarter of 1997 resulting from a change in accounting estimate (discussed below). Operating profit in the first quarter of 1997 was also impacted by a $1.4 million increase in net installation and marketing costs incurred and expensed. While these costs to obtain subscribers increased during the first quarter of 1997, the cash margins per subscriber generated from recurring revenues remained consistent between the 1997 and 1996 periods. Total cash margins were favorably impacted by the 17% growth in the average subscriber base and higher average monitoring fees, partially offset by increased account servicing and administrative expenses, which were a consequence of the larger subscriber base.

It is BHS' policy to depreciate capitalized subscriber installation expenditures over the estimated life of the security system based on subscriber retention percentages. BHS initially developed its annual depreciation rate based on information about subscriber retention which was available at the time. However, accumulated historical data about actual subscriber retention has indicated that approximately 50% of subscribers are still active after a period of ten years. Therefore, in order to reflect the higher demonstrated subscriber retention experience, and to more accurately match depreciation expense with revenues generated from active subscribers, BHS prospectively adjusted its annual depreciation rate for capitalized subscriber installation costs in the first quarter of 1997. BHS will continue its practice of charging the remaining net book value of all capitalized subscriber installation expenditures to depreciation expense as soon as a system is identified for disconnection. This change in estimate reduced depreciation expense for capitalized installation costs in the first quarter of 1997 by $2.1 million.

                                       ---
                                       10

Burlington
The following is a table of selected financial data for Burlington on a comparative basis:

(In thousands - except per                                                                  Quarter Ended March 31
pound/shipment amounts)                                                                    1997               1996
-------------------------------------------------------------------------------------------------------------------


Operating revenues:
Expedited freight services:
  Domestic U.S.                                                                     $   136,672            128,780
  International                                                                         180,891            169,715
-------------------------------------------------------------------------------------------------------------------

Total expedited freight services                                                        317,563            298,495
Customs clearances                                                                       27,637             28,414
Ocean and other (a)                                                                      26,209             21,186
-------------------------------------------------------------------------------------------------------------------

Total operating revenues                                                                371,409            348,095

Operating expense                                                                       330,911            310,500
Selling, general and administrative                                                      30,391             29,132
-------------------------------------------------------------------------------------------------------------------

Total costs and expenses                                                                361,302            339,632
-------------------------------------------------------------------------------------------------------------------

Other operating income, net                                                                 649                223
-------------------------------------------------------------------------------------------------------------------

Operating profit:
  Domestic U.S.                                                                           4,117              3,708
  International                                                                           6,639              4,978
-------------------------------------------------------------------------------------------------------------------

Total operating profit                                                              $    10,756              8,686
-------------------------------------------------------------------------------------------------------------------


Depreciation and amortization                                                       $     6,908              5,400
-------------------------------------------------------------------------------------------------------------------

Cash capital expenditures                                                           $     6,175              4,771
-------------------------------------------------------------------------------------------------------------------

Expedited freight services shipment growth rate (b)                                       (1.8%)              5.5%
Expedited freight services weight growth rate (b):
  Domestic U.S.                                                                            0.8%               2.9%
  International                                                                            2.5%               9.4%
  Worldwide                                                                                1.7%               6.2%
-------------------------------------------------------------------------------------------------------------------

Expedited freight services weight (millions of pounds)                                    350.5              344.7
Expedited freight services shipments (thousands)                                          1,275              1,298
-------------------------------------------------------------------------------------------------------------------

Expedited freight services average:
  Yield (revenue per pound)                                                         $      .906               .866
  Revenue per shipment                                                              $       249                230
  Weight per shipment (pounds)                                                              275                266
-------------------------------------------------------------------------------------------------------------------


(a) Primarily includes international ocean freight revenues. Ocean and other also includes domestic revenues of $1,721 and $668 for the quarters ended March 31, 1997 and 1996, respectively.

(b) Compared to the same period in the prior year.




                                       ---
                                       11

Worldwide revenues increased by 7% in the first quarter of 1997 to $371.4 million, from $348.1 million in the 1996 quarter. The $23.3 million growth in revenues principally reflects a 1.7% increase in worldwide expedited freight services pounds shipped, combined with a 5% increase in the world-wide expedited freight services average yield. Burlington's first quarter 1997 operating profit amounted to $10.8 million, an increase of $2.1 million (24%) from the level reported in the first quarter of 1996.

The worldwide expedited freight services revenues' increase of 6%, from $298.5 million in the first quarter 1996 to $317.6 million in the first quarter 1997, was the result of a 1.7% increase in worldwide expedited freight services weight shipped, from 344.7 million pounds in 1996 to 350.5 million pounds in 1997, combined with a 5% increase in the average expedited freight services yield. Other revenues increased 9% from $49.6 million in 1996 to $53.8 million in 1997, due to growth in ocean and other freight services. Total costs and expenses increased by 6% from $339.6 million in 1996 to $361.3 million in 1997, reflecting increased transportation costs, due in part to additional business volume.

Domestic expedited freight services revenues in the first quarter of 1997 increased $7.9 million (6%) to $136.7 million from $128.8 million in the comparable quarter in 1996. Other domestic freight services revenues increased $1.1 million from $0.6 in 1996 to $1.7 million in the first quarter of 1997. Domestic operating profit increased to $4.1 million in the first quarter of 1997 compared to $3.7 million in the prior year period. The increase in operating profit reflects slightly higher volume of domestic expedited freight services weight shipped combined with a 5% increase in the domestic expedited freight services average yield. The increase in yield was due to a combination of a higher average pricing and an increase in the proportion of overnight freight in the sales mix. The improvement in the average yield during the 1997 first quarter was offset in large part by higher transportation costs.

International expedited freight services revenues of $180.9 million in the first quarter of 1997 represent an $11.2 million (7%) increase over the $169.7 million reported in the comparable period in 1996. This increase in revenue is due to a 3% growth in expedited freight services weight shipped during the first quarter of 1997 as compared to 1996, combined with a 4% increase in the average yield. The increase in average yield was due in part to a fuel surcharge implemented by Burlington in March of 1997 in reaction to a corresponding surcharge implemented by our third party transportation providers. In addition, international non-expedited services revenues increased 7%, or $3.2 million, to $52.1 million in the first three months of 1997 from $48.9 million in 1996. The growth in such revenue was due to the continued expansion of ocean freight services. International operating profit amounted to $6.6 million in the first quarter of 1997, 33% higher than the 1996 level. The higher level of operating profit during the first quarter of 1997 reflects improved operating margins in both U.S. exports and ocean freight services.

As part of its ongoing efforts to further enhance service quality and improve efficiencies, Burlington has formed a Global Innovation Team composed of senior management from various regions and assisted by two independent consulting firms. The team is reviewing Burlington's operating activities to better ensure that Burlington provides the highest possible level of customer service in a cost efficient manner. A key component of this process is a review of Burlington's current information systems and technology needs on a global basis. The innovation team is responsible for optimizing Burlington's investment in technology to assure delivery of "state of the art" information systems for both customer and operational requirements. Other cost and service improvement programs have been identified through this process and are expected to be implemented during the balance of 1997.

                                       ---
                                       12

Coal Operations
The following is a table of selected financial data for the Coal Operations on a comparative basis:

                                                                                            Quarter Ended March 31
(In thousands)                                                                             1997               1996
-------------------------------------------------------------------------------------------------------------------


Net sales                                                                           $   154,593            165,468

Cost of sales                                                                           149,739            192,918
Selling, general and administrative expenses                                              4,936              8,872
Restructuring and other credits, including litigation accrual                                --            (37,758)
-------------------------------------------------------------------------------------------------------------------

Total costs and expenses                                                                154,675            164,032
Other operating income, net                                                               3,705              2,941
-------------------------------------------------------------------------------------------------------------------

Operating profit                                                                    $     3,623              4,377
-------------------------------------------------------------------------------------------------------------------

Coal sales (tons):
  Metallurgical                                                                           1,891              2,045
  Utility and industrial                                                                  3,229              3,572
-------------------------------------------------------------------------------------------------------------------

Total coal sales                                                                          5,120              5,617
-------------------------------------------------------------------------------------------------------------------

Production/purchased (tons):
  Deep                                                                                    1,102              1,062
  Surface                                                                                 2,659              2,716
  Contract                                                                                  363                395
-------------------------------------------------------------------------------------------------------------------

                                                                                          4,124              4,173
Purchased                                                                                 1,340              1,608
-------------------------------------------------------------------------------------------------------------------

Total                                                                                     5,464              5,781
-------------------------------------------------------------------------------------------------------------------



Coal Operations generated an operating profit of $3.6 million in the first quarter of 1997, compared to the $4.4 million recorded in the 1996 period. Operating profit in the first quarter of 1996 included a benefit of $35.7 million from the settlement of the Evergreen lawsuit at an amount lower than previously accrued and a $2.1 million benefit from the reversal of excess restructuring liabilities. These benefits were offset, in part, by a $29.9 million charge related to a new accounting standard regarding the impairment of long-lived assets. This charge was included in cost of sales ($26.3 million) and selling, general and administrative expenses ($3.6 million). Excluding the three first quarter 1996 non-recurring items, operating profits from Coal Operations increased by $7.1 million in the 1997 period.



                                       ---
                                       13

The operating profit of Coal Operations, excluding restructuring and other non-recurring items, is analyzed as follows:

(In thousands,                                                                              Quarter Ended March 31
except per ton amounts)                                                                    1997               1996
-------------------------------------------------------------------------------------------------------------------


Net coal sales (a)                                                                  $   152,698            163,907
Current production cost of coal sold (a)                                                141,572            157,971
-------------------------------------------------------------------------------------------------------------------

Coal margin                                                                              11,126              5,936
Non-coal margin                                                                             717                608
Other operating income, net                                                               3,705              2,941
-------------------------------------------------------------------------------------------------------------------

Margin and other income                                                                  15,548              9,485
-------------------------------------------------------------------------------------------------------------------

Other costs and expenses:
  Idle equipment and closed mines                                                           307                258
  Inactive employee costs                                                                 6,683              7,424
  Selling general and administrative expenses                                             4,935              5,236
-------------------------------------------------------------------------------------------------------------------

Total other costs and expenses                                                           11,925             12,918
-------------------------------------------------------------------------------------------------------------------

Operating profit (before restructuring and other credits and
  SFAS No. 121) (b)                                                                 $     3,623             (3,433)
-------------------------------------------------------------------------------------------------------------------

Coal margin per ton:
  Realization                                                                       $     29.82              29.18
  Current production costs                                                                27.65              28.13
-------------------------------------------------------------------------------------------------------------------

Coal margin                                                                         $      2.17               1.05
-------------------------------------------------------------------------------------------------------------------


(a) Excludes non-coal components.

(b) Restructuring and other credits and SFAS No. 121 in 1996 consisted of an impairment loss related to the adoption of SFAS No. 121 of $29,948 ($26,312 in cost of sales and $3,636 in selling, general and administrative expenses), a gain from the settlement of the Evergreen Case of $35,650 and a benefit from excess restructuring liabilities of $2,108. Both the gain from the Evergreen Case and the benefit from excess restructuring liabilities are included in the operating profit of the Coal Operations as "Restructuring and other credits, including litigation accrual".


Sales volume of 5.1 million tons in the first quarter of 1997 was 0.5 million tons less than the 5.6 million tons sold in the prior year quarter. Compared to the first quarter of 1996, 1997 steam coal sales decreased by 0.3 million tons (10%), to 3.2 million tons, and metallurgical coal sales declined by 0.2 million tons (8%), to 1.9 million tons. Steam coal sales represented 63% of total volume in 1997 and 64% in 1996.

Total coal margin of $11.1 million for the first quarter of 1997 represented an increase of $5.2 million from the comparable 1996 quarter. The growth in coal margin primarily reflects a $0.64 per ton (2%) increase in realization, combined with a decrease of $0.48 per ton (2%) in the current production cost of coal sold. Partially offsetting these improvements in coal margin was a decrease in first quarter 1997 sales volume of 0.5 million tons. The increase in average realization per ton was due in part to a favorable change in the metallurgical coal sales mix which resulted in an increase in the average sales price per ton. In addition, steam coal realization improved modestly since the majority of steam coal production is sold under long-term contracts containing price escalation provisions.

Negotiations with metallurgical customers for the contract year which began April 1, 1997, are essentially complete. Price settlements to date have been slightly below those of the previous two years due to a softening in the metallurgical market. Coal Operations is continuing its strategy of participating in the metallurgical market when such participation will generate acceptable profitability and demonstrate long-term viability. As a result, Coal Operations adjusted, and will continue to adjust, metallurgical coal production levels as necessary in order to take advantage of opportunities to maximize metallurgical coal realization.

The current production cost of coal sold in the first quarter 1997 represents a $0.48 per ton decrease from the 1996 level due to lower costs at surface mines and a $1.0 million state credit for coal produced in Virginia. These savings were offset, in part, by higher costs at certain deep mines due to temporary adverse geological conditions. In addition, current production costs in 1996 were negatively impacted by severe winter weather and higher surface mine costs. Production in the 1997 quarter of 4.1 million tons, was essentially unchanged from the 4.2 million tons produced in 1996. Production levels for surface mines in 1997 have been adjusted to produce at or near contract levels in order to limit the exposure to the spot market. Production levels in 1996 were negatively impacted by severe winter weather. First quarter surface production accounted for 64% and 65% of total production in 1997 and 1996, respectively. Productivity of 37 tons per man day represented a 4% increase from the 1996 level.

                                       ---
                                       14

Non-coal margin which reflects earnings from the oil, gas and timber businesses, amounted to $0.7 million, up slightly from the $0.6 million recognized in the first quarter of 1996. Other operating income, primarily reflecting gains on sales of properties and equipment and third party royalties, amounted to $3.7 million in the first three months of 1997, $0.8 million higher than the comparable 1996 period.

Idle equipment and closed mine costs remained consistent at $0.3 million in both the 1997 and 1996 quarters. Inactive employee costs, which primarily represent long-term employee liabilities for pension and retiree medical costs, decreased by $0.7 million to $6.7 million in the 1997 first quarter. This favorable change reflects lower premiums from the Coal Industry Retiree Health Benefit Act of 1992 and, to a lesser extent, the use of a higher long-term interest rate to calculate the present value of the long-term liabilities during 1997 compared to the rate used in 1996. Selling, general and administrative expenses declined in the first quarter of 1997 as a result of Coal Operations cost control efforts. These costs decreased $0.3 million (6%) in 1997 over the 1996 quarter.

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

In March 1996, a settlement was reached in the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows: $25.8 million upon dismissal of the Evergreen Case in March 1996 and the remainder of $24.0 million in installments of $7.0 million in 1996 and $8.5 million in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Company. The second payment of $7.0 million was paid in 1996 and was funded from cash provided by operating activities. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan.

As a result of the settlement of the Evergreen Case at an amount lower than previously accrued, the Company recorded a pretax benefit of $35.7 million ($23.2 million after tax) in the first quarter of 1996 in its consolidated financial statements.

In 1996, the Minerals Group adopted a new accounting standard, Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires companies to review assets for impairment whenever circumstances indicate that the carrying amount for an asset may not be recoverable. SFAS No. 121 resulted in a pretax charge to earnings in 1996 for Coal Operations of $29.9 million ($19.5 million after tax), of which $26.3 million was included in cost of sales and $3.6 million was included in selling, general and administrative expenses. Assets for which the impairment loss was recognized consisted of property, plant and equipment, advanced royalties and goodwill.



                                       ---
                                       15

Coal Operations continues cash funding for charges recorded in prior years for facility closure costs recorded as restructuring and other charges. The following table analyzes the changes in liabilities during the first quarter of 1997 for such costs:

                                                                                        Employee
                                                                          Mine      Termination,
                                                       Leased              and           Medical
                                                    Machinery            Plant               and
                                                          and          Closure         Severance
(In thousands)                                      Equipment            Costs             Costs             Total
-------------------------------------------------------------------------------------------------------------------

Balance as of December 31, 1996                       $   376           12,439            25,285            38,100
Payments                                                  132              699               321             1,152
-------------------------------------------------------------------------------------------------------------------

Balance as of March 31, 1997                          $   244           11,740            24,964            36,948
-------------------------------------------------------------------------------------------------------------------



Mineral Ventures
The following is a table of selected financial data for Mineral Ventures on a comparative basis:

(In thousands, except                                                                       Quarter Ended March 31
ounce and per ounce data)                                                                  1997               1996
-------------------------------------------------------------------------------------------------------------------


Stawell Gold Mine (50% direct interest):
   Gold sales                                                                        $    4,281              4,702
   Other revenue                                                                              9                 82
-------------------------------------------------------------------------------------------------------------------

Net sales                                                                                 4,290              4,784

Cost of sales                                                                             3,631              2,966
Selling, general and administrative expenses                                                298                262
-------------------------------------------------------------------------------------------------------------------

Total costs and expenses                                                                  3,929              3,228
-------------------------------------------------------------------------------------------------------------------

Operating profit-Stawell Gold Mine (50% direct interest)                                    361              1,556
Other operating expense, net (a)                                                           (816)              (382)
-------------------------------------------------------------------------------------------------------------------

Operating (loss) profit                                                              $     (455)             1,174
-------------------------------------------------------------------------------------------------------------------


Stawell Gold Mine:
   Mineral Ventures' 50% direct interest:
     Ounces sold                                                                         10,576             11,759
     Ounces produced                                                                     10,951             12,114
   Average per ounce sold (US$):
     Realization                                                                     $      405                400
     Cash cost                                                                              327                242
-------------------------------------------------------------------------------------------------------------------


(a) Includes $42 and $617 of non-Stawell related cost of sales and selling, general and administrative expenses, respectively, for the quarter ended March 31, 1997. Includes $1 and $526 of non-Stawell related cost of sales and selling, general and administrative expenses, respectively, for the quarter ended March 31, 1996. Such costs are reclassified to cost of sales and selling, general and administrative expenses for presentation in the Minerals Group income statement.


Mineral Ventures, which primarily consists of a 50% direct and a 17% indirect interest in the Stawell gold mine ("Stawell") in western Victoria, Australia, generated an operating loss of $0.5 million in the first quarter of 1997 as compared to an operating profit of $1.2 million in the 1996 period. Mineral Ventures' 50% direct interest in Stawell's operations generated net sales of $4.3 million in 1997 compared to $4.8 million in the first quarter of 1996 as the ounces of gold sold decreased from 11.8 thousand ounces to 10.6 thousand ounces (10%). Operating profits at Stawell of $0.4 million were $1.2 million lower than first quarter 1996 and were affected by an $85 per ounce increase (35%) in the cash cost of gold sold, which was partially offset by a $5 per ounce increase in the selling price of gold. Stawell's cost of gold sold in 1997 was negatively impacted by temporary unfavorable ground conditions which increased ore dilution causing a decrease in recovery and an increase in mine production costs. Accordingly, production decreased 1.2 thousand ounces to 11.0 thousand ounces in the first quarter of 1997.

                                       ---
                                       16

Other operating expense, net, which includes gold exploration costs and equity earnings from joint ventures, primarily consisting of Mineral Ventures 17% indirect interest in Stawell's operations, increased by $0.4 million, primarily due to joint venture losses. Gold exploration costs were essentially unchanged from 1996, and are being incurred by Mineral Ventures in Nevada and Australia with its joint venture partner.

In addition to its interest in Stawell, Mineral Ventures has a 17% indirect interest in the Silver Swan base metals property in Western Australia. During the second quarter of 1996, it was formally announced that this nickel deposit was going to be developed as an underground mine with production expected to commence in mid-1997.

Foreign Operations
A portion of the  Company's  financial  results is derived  from  activities  in several  foreign  countries,  each  with a local  currency  other  than the U.S.
dollar. Because the financial results of the Company are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The Company's international activity is not concentrated in any single currency, which limits the risks of foreign currency rate fluctuations. In addition, these rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The Company routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Company uses foreign currency forward contracts to hedge the risks associated with such transactions. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. In addition, translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. Subsidiaries in Venezuela and Brazil operate in such highly inflationary economies. Additionally, current conditions in Mexico have resulted in that economy being considered highly inflationary as of January 1, 1997.

The Company is subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, controls on repatriation of earnings and capital, nationalization, political instability, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Company cannot be predicted.

Other Operating Income, Net
Other net operating income includes the Company's share of net earnings of unconsolidated affiliates, primarily equity affiliates of Brink's, royalty income and gains and losses from sales of coal assets. The $0.8 million increase in other net operating income in the first quarter of 1997, compared to the first quarter of 1996, is largely attributable to an increase in foreign currency exchange gains offset, in part, by a decrease in the reported results of equity affiliates.

Interest Income
Interest income increased $0.5 million to $1.0 million in the first quarter of 1997 from $0.5 million in the same 1996 period. This increase was primarily due to increases in interest income earned on short-term cash investments from international subsidiaries.

Interest Expense
Interest expense increased $1.8 million to $5.6 million in the first quarter of 1997 from $3.7 million in the prior year quarter due to higher borrowings related to working capital needs and acquisitions, offset, in part, by a lower average rate of interest.



                                       ---
                                       17

Income Taxes
In both 1997 and 1996, the provision for income taxes was less than the statutory federal income tax rate of 35% due to the tax benefits of percentage depletion and lower taxes on foreign income, partially offset by provisions for goodwill amortization and state income taxes. Based on the Company's historical and expected taxable earnings, management believes it is more likely than not that the Company will realize the benefit of the existing deferred tax asset at March 31, 1997.


FINANCIAL CONDITION

Cash Flow Requirements
Cash provided by operating activities during the first three months of 1997 totaled $23.8 million compared with $18.0 million in the first quarter of 1996. Net income, noncash charges and changes in operating assets and liabilities in the first three months of 1996 were significantly affected by three non-recurring items: a benefit from the settlement of the Evergreen case at an amount less than originally accrued; a charge related to the implementation of SFAS No. 121; and a benefit from the reversal of excess restructuring liabilities. These items had no effect on cash generated by operations in the first three months of 1996. The increase in cash generated from operating activities was due primarily to higher levels of net income and recurring noncash charges such as depreciation and amortization. Cash generated by operating activities was not sufficient to fund investing activities. As a result of the excess funding requirements for capital expenditures, aircraft heavy maintenance, share activity and the Brink's Custravalca acquisition, the Company's net borrowings increased $80.8 million during the quarter. The combination of these activities increased cash and cash equivalents by $9.3 million.

Capital Expenditures
Cash capital expenditures for the first quarter of 1997 totaled $40.0 million, $8.1 million higher than in the comparable period in 1996. Of the 1997 amount, $6.2 million was spent by Burlington, $9.8 million was spent by Brink's, $16.5 million was spent by BHS, $6.7 million was spent by Coal Operations and $0.8 million was spent by Mineral Ventures. For the full year 1997, company-wide capital expenditures are estimated to range between $165 million and $180 million. The foregoing amounts exclude equipment expenditures that have been or are expected to be financed through capital and operating leases.

Financing
The Company intends to fund its capital expenditure requirements through anticipated cash flows from operating activities and through operating leases, if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or short-term borrowing arrangements.

The Company has a $350.0 million revolving credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million. As of March 31, 1997, borrowings of $100.0 million were outstanding under the term loan portion of the Facility and $59.7 million of additional borrowings were outstanding under the remainder of the Facility.

In connection with its acquisition of Custravalca, Brink's entered into a borrowing arrangement with a syndicate of local Venezuelan banks. The borrowings consisted of a long-term loan denominated in the local currency equivalent to $40 million and a $10 million short-term loan denominated in U.S. dollars. The long-term portion of the loan bears interest based on the Venezuelan prime rate and is payable in installments through the year 2000. A portion of the short-term loan, $5.3 million, was repaid during March 1997, with the remaining balance repaid in April 1997. As of March 31, 1997, total borrowings under this arrangement were the equivalent of $44.7 million.

Debt
Total outstanding debt as of March 31, 1997, amounted to $276.5 million, up from $196.1 million at year-end 1996. The $80.4 million increase reflects additional cash required to fund operating, investing and financing activities of the Company.



                                       ---
                                       18

Capitalization
The Company has three classes of common stock: Pittston Brink's Group Common Stock ("Brink's Stock"), Pittston Burlington Group Common Stock ("Burlington Stock"), and Pittston Minerals Group Common Stock ("Minerals Stock") which were designed to provide shareholders with separate securities reflecting the performance of the Pittston Brink's Group ("Brink's Group"), the Pittston Burlington Group ("Burlington Group") and the Pittston Minerals Group ("Minerals Group"), respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting any of the Groups. The Brink's Group consists of the Brink's and BHS operations of the Company. The
Burlington Group consists of the Burlington operations of the Company. The Minerals Group consists of the Coal Operations and Mineral Ventures operations of the Company. The Company prepares separate financial statements for the Brink's, Burlington and Minerals Groups in addition to consolidated financial information of the Company.

During the three months ended March 31, 1997 and 1996, 153,000 shares (at a cost of $4.0 million) and no shares, respectively, of Brink's Stock; 132,100 shares (at a cost of $2.6 million) and no shares, respectively, of Burlington Stock; and no shares of Minerals Stock, were repurchased under the share repurchase program approved by the Board of Directors of the Company (the "Board").

Dividends
The Board intends to declare and pay dividends on Brink's Stock, Burlington Stock and Minerals Stock based on the earnings, financial condition, cash flow and business requirements of the Brink's Group, Burlington Group and the Minerals Group, respectively. Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its public debt and bank credit agreements, losses by one Group could affect the Company's ability to pay dividends in respect of stock relating to the other Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount, as defined in the Company's Articles of Incorporation. At March 31, 1997, the Available Minerals Dividend Amount was at least $21.7 million.

During the first quarters of 1997 and 1996, the Board declared and the Company paid cash dividends of 16.25 cents per share of Minerals Stock, 2.5 cents per share of Brink's Stock and 6 cents per share of Burlington Stock. Preferred dividends included on the Company's statement of operations for the three months ended March 31, 1997 and 1996, are net of $0.9 million and $1.1 million, respectively, which was the excess of the carrying amount of the preferred stock over the cash paid to holders of the Series C Cumulative Convertible Preferred Stock ("Convertible Preferred Stock").

The Company pays an annual cumulative dividend on its Convertible Preferred Stock of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefore, when, as and if declared by the Board. Such stock bears a liquidation preference of $500 per share, plus an attributed amount equal to accrued and unpaid dividends thereon.

Pending Accounting Change
The Company will implement a new accounting standard, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", in the fourth quarter of 1997. SFAS No. 128 will require the Company to report both basic and diluted earnings per share ("EPS") calculations as well as provide a reconciliation between basic and diluted EPS computations. SFAS No. 128 supersedes previous guidance from Accounting Principles Board Opinion ("APB") No. 15, "Earnings per Share". After the effective date, all prior-period EPS data presented will be restated to conform with the provisions of SFAS No. 128.


                                       ---
                                       19

                             Pittston Brink's Group
                                 BALANCE SHEETS
                                 (In thousands)




                                                                                       March 31        December 31
                                                                                           1997               1996
-------------------------------------------------------------------------------------------------------------------

                                                                                    (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                           $    28,957             20,012
Short-term investments, at lower of cost or market                                        1,173              1,856
Accounts receivable (net of estimated amount uncollectible:
   1997 - $6,223; 1996 - $4,970)                                                        138,230            124,928
Receivable - Pittston Minerals Group                                                      2,344             14,027
Inventories, at lower of cost or market                                                   2,534              3,073
Prepaid expenses                                                                         21,235             11,680
Deferred income taxes                                                                    13,748             14,481
-------------------------------------------------------------------------------------------------------------------

Total current assets                                                                    208,221            190,057

Property, plant and equipment, at cost (net of accumulated
   depreciation and amortization: 1997 - $251,579; 1996 - $240,741)                     289,273            256,759
Intangibles, net of amortization                                                         23,555             28,162
Investment in and advances to unconsolidated affiliates                                  25,315             26,594
Deferred pension assets                                                                  32,855             33,670
Deferred income taxes                                                                     2,357              2,120
Other assets                                                                             25,195             14,303
-------------------------------------------------------------------------------------------------------------------

Total assets                                                                        $   606,771            551,665
-------------------------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term borrowings                                                               $     7,081              1,751
Current maturities of long-term debt                                                      2,125              2,139
Accounts payable                                                                         33,098             36,995
Accrued liabilities                                                                      98,281             98,507
-------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                               140,585            139,392

Long-term debt, less current maturities                                                  45,254              5,542
Postretirement benefits other than pensions                                               3,912              3,835
Workers' compensation and other claims                                                   11,056             11,056
Deferred income taxes                                                                    38,178             38,539
Payable - Pittston Minerals Group                                                        13,219              8,760
Minority interests                                                                       21,862             22,929
Other liabilities                                                                         9,323              8,234
Shareholder's equity                                                                    323,382            313,378
-------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholder's equity                                          $   606,771            551,665
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                                       ---
                                       20

                             Pittston Brink's Group
                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                                                            Quarter Ended March 31
                                                                                           1997               1996
-------------------------------------------------------------------------------------------------------------------


Operating revenues                                                                  $   251,384            212,560

Cost and expenses:
Operating expenses                                                                      187,908            162,566
Selling, general and administrative expenses                                             36,063             30,575
-------------------------------------------------------------------------------------------------------------------

Total costs and expenses                                                                223,971            193,141
-------------------------------------------------------------------------------------------------------------------

Other operating expense, net                                                               (621)              (494)
-------------------------------------------------------------------------------------------------------------------

Operating profit                                                                         26,792             18,925
Interest income                                                                             653                234
Interest expense                                                                         (2,239)              (467)
Other expense, net                                                                       (1,658)            (1,017)
-------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                               23,548             17,675
Provision for income taxes                                                                8,242              5,836
-------------------------------------------------------------------------------------------------------------------

Net income                                                                          $    15,306             11,839
-------------------------------------------------------------------------------------------------------------------


Net income per common share                                                         $       .40                .31
-------------------------------------------------------------------------------------------------------------------

Cash dividends per common share                                                     $      .025               .025
-------------------------------------------------------------------------------------------------------------------

Average common shares outstanding                                                        38,189             38,057
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.


                                       ---
                                       21

                             Pittston Brink's Group
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                                            Quarter Ended March 31
                                                                                           1997               1996
-------------------------------------------------------------------------------------------------------------------


Cash flows from operating activities:
Net income                                                                           $   15,306             11,839
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                         14,260             12,886
   Provision (credit) for deferred income taxes                                             517               (268)
   Provision for pensions, noncurrent                                                       422                135
   Provision for uncollectible accounts receivable                                        1,018              1,007
   Equity in earnings of unconsolidated affiliates, net of dividends received               704                570
   Other operating, net                                                                   2,375               (270)
   Change in operating assets and liabilities, net of the effects of acquisitions and dispositions:
     Decrease in accounts receivable                                                      2,572              6,811
     Decrease (increase) in inventories                                                     539                (26)
     Increase in prepaid expenses                                                        (4,427)            (3,640)
     Decrease in accounts payable and accrued liabilities                                (6,015)            (1,227)
     Increase in other assets                                                            (3,366)            (1,357)
     (Decrease) increase in other liabilities                                              (794)               470
     Other, net                                                                            (301)               473
-------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                22,810             27,403
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Additions to property, plant and equipment                                              (26,367)           (21,715)
Proceeds from disposal of property, plant and equipment                                   2,291                110
Acquisitions, net of cash acquired                                                      (53,303)                --
Other, net                                                                               10,558                762
-------------------------------------------------------------------------------------------------------------------

Net cash used by investing activities                                                   (66,821)           (20,843)
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Net additions (reductions) to debt                                                       45,080             (3,530)
Payments from (to) - Minerals Group                                                      11,685             (5,049)
Proceeds from exercise of stock options                                                   1,035                295
Repurchase of common stock                                                               (3,964)                --
Dividends paid                                                                             (880)              (945)
Cost of stock proposals                                                                      --               (919)
-------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by financing activities                                         52,956            (10,148)
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                      8,945             (3,588)
Cash and cash equivalents at beginning of period                                         20,012             21,977
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                           $   28,957             18,389
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                                       ---
                                       22

                             Pittston Brink's Group
                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)



(1) The financial statements of the Pittston Brink's Group (the "Brink's Group") include the balance sheets, results of operations and cash flows of the Brink's, Incorporated ("Brink's") and Brink's Home Security, Inc. ("BHS") operations of The Pittston Company (the "Company"), and a portion of the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The Brink's Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate amounts reflected in these financial statements are determined based upon methods which management believes to be a reasonable and an equitable estimate of the cost attributable to the Brink's Group.

     The Company provides holders of Pittston Brink's Group Common Stock ("Brink's Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the Brink's Group, in addition to consolidated financial information of the Company. Holders of Brink's Stock are shareholders of the Company, which is responsible for all liabilities. Therefore, financial developments affecting the Brink's Group, the Pittston Burlington Group (the "Burlington Group") or the Pittston Minerals Group (the "Minerals Group") that affect the Company's financial condition could affect the results of operations and financial condition of each of the Groups. Accordingly, the Company's consolidated financial statements must be read in connection with the Brink's Group's financial statements.

(2) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Brink's Group and the BHS segment for the first three months of 1997 and 1996 by $1,178 and $1,047, respectively. The effect of this change increased net income per common share of the Brink's Group for the first three months of 1997 and 1996 by $.02.

(3) As of January 1, 1997, BHS prospectively adjusted its annual depreciation rate for capitalized subscribers' installation costs to more accurately match depreciation expense with revenue generated from demonstrated customer experience. This change in accounting estimate reduced depreciation expense for capitalized installation costs in the first quarter of 1997 by approximately $2,100. The effect of this change increased net income of the Brink's Group by $1,365 or $.04 per common share.

(4) Depreciation and amortization of property, plant and equipment in the first quarters of 1997 and 1996 totaled $12,897 and $12,600, respectively.

(5) Cash payments made for interest and income taxes (net of refunds received) were as follows:

                                                                                   Quarter Ended March 31
                                                                                  1997               1996
----------------------------------------------------------------------------------------------------------

Interest                                                                     $   2,216                509
----------------------------------------------------------------------------------------------------------

Income taxes                                                                 $   3,650              3,474
----------------------------------------------------------------------------------------------------------



     During the three month periods ended March 31, 1997 and 1996, capital lease obligations of $713 and $157, respectively, were incurred for leases of property, plant and equipment.



                                       ---
                                       23

(6) In 1988, the trustees of certain pension and benefit trust funds (the "Trust Funds") established under collective bargaining agreements with the United Mine Workers of America ("UMWA") brought an action (the "Evergreen Case") against the Company and a number of its coal subsidiaries, claiming that the defendants were obligated to contribute to such Trust Funds in accordance with the provisions of the 1988 and subsequent National
     Bituminous Coal Wage Agreements, to which neither the Company nor any of its subsidiaries were a signatory. In 1993, the Company recognized in its consolidated financial statements the potential liability that might have resulted from an ultimate adverse judgment in the Evergreen Case.

     In March 1996, a settlement was reached in the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows:
     $25,845 upon dismissal of the Evergreen Case and the remainder of $24,000 in installments of $7,000 in 1996 and $8,500 in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Company. The amount previously escrowed and accrued was included in "Short-term investments" and "Accrued liabilities" on the Company's balance sheet. The second payment of $7,000 was paid in 1996 and was funded from cash provided by operating activities. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan.

     As a result of the settlement of the Evergreen Case at an amount lower than previously accrued, the Company and the Minerals Group recorded a pretax benefit of $35,650 ($23,173 after tax) in the first quarter of 1996 in their respective financial statements.

(7) In 1996, the Brink's Group implemented a new accounting standard, Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires companies to review assets for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 resulted in a pretax charge to earnings in the first quarter of 1996 for the Company and the Minerals Group of $29,948 ($19,466 after-tax), of which $26,312 was included in cost of sales and $3,636 was included in selling, general and administrative expenses. SFAS No. 121 had no impact on the Brink's Group.

(8) The Brink's Group will implement a new accounting standard, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", in the fourth quarter of 1997. SFAS No. 128 will require the Brink's Group to report both basic and diluted earnings per share ("EPS") calculations as well as provide a reconciliation between basic and diluted EPS computations. SFAS No. 128 supersedes previous guidance from Accounting Principles Board Opinion ("APB") No. 15, "Earnings per Share". After the effective date, all prior-period EPS data presented will be restated to conform with the provisions of SFAS No. 128.

(9) Certain prior period amounts have been reclassified to conform to the current period's financial statement presentation.

(10) In the opinion of management, all adjustments have been made which are necessary for a fair presentation of results of operations for the periods reported herein. All such adjustments are of a normal recurring nature.

                                       ---
                                       24

                             Pittston Brink's Group
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


The financial statements of the Pittston Brink's Group (the "Brink's Group") include the balance sheets, results of operations and cash flows of the Brink's, Incorporated ("Brink's") and Brink's Home Security, Inc. ("BHS") operations of The Pittston Company (the "Company"), and a portion of the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The Brink's Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate amounts reflected in these financial statements are determined based upon methods which management believes to be a reasonable and an equitable estimate of the cost attributable to the Brink's Group.

The Company provides holders of Pittston Brink's Group Common Stock ("Brink's Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the Brink's Group, in addition to consolidated financial information of the Company. Holders of Brink's Stock are shareholders of the Company, which is responsible for all liabilities. Therefore, financial developments affecting the Pittston Minerals Group (the "Minerals Group"), the Pittston Burlington Group (the "Burlington Group") or the Brink's Group that affect the Company's financial condition could affect the
results  of  operations   and  financial   condition  of  each  of  the  Groups.
Accordingly, the Company's consolidated financial statements must be read in connection with the Brink's Group's financial statements.

The following discussion is a summary of the key factors management considers necessary in reviewing the Brink's Group's results of operations, liquidity and capital resources. This discussion must be read in conjunction with the financial statements and related notes of the Brink's Group and the Company.


                              RESULTS OF OPERATIONS

                                                                                           Quarter Ended March 31
(In thousands)                                                                            1997               1996
------------------------------------------------------------------------------------------------------------------


Operating revenues:
  Brink's                                                                          $   209,199            175,854
  BHS                                                                                   42,185             36,706
-------------------------------------------------------------------------------------------------------------------

Operating revenues                                                                 $   251,384            212,560
-------------------------------------------------------------------------------------------------------------------


Operating profit:
  Brink's                                                                          $    15,801              9,378
  BHS                                                                                   12,779             11,102
-------------------------------------------------------------------------------------------------------------------

Segment operating profit                                                                28,580             20,480
General corporate expense                                                               (1,788)            (1,555)
-------------------------------------------------------------------------------------------------------------------

Operating profit                                                                   $    26,792             18,925
-------------------------------------------------------------------------------------------------------------------



The Brink's Group's net income totaled $15.3 million in the first quarter of 1997 compared with $11.8 million in the first quarter of 1996. Operating profit for the 1997 quarter increased to $26.8 million from $18.9 million in the comparable quarter of 1996. The increase in net income and operating profit for 1997 compared with 1996 was attributable to improved operating results for Brink's and BHS businesses. Revenues for the 1997 first quarter increased $38.8 million (18%) compared with the 1996 first quarter, of which $33.3 million was from Brink's and $5.5 million was from BHS. Operating expenses and selling, general and administrative expenses for 1997 increased $30.8 million (16%) compared with 1996, of which $26.8 million was from Brink's and $3.8 million was from BHS. In addition, interest expense increased $1.8 million due to additional debt used to fund the acquisition of Brink's Venezuelan affiliate during the first quarter of 1997 (discussed in further detail below).

                                       ---
                                       25

Brink's
The following is a table of selected financial data for Brink's on a comparative basis:

                                                                                            Quarter Ended March 31
(In thousands)                                                                             1997               1996
-------------------------------------------------------------------------------------------------------------------


Operating revenues:
  North America (United States and Canada)                                          $   110,772             98,180
  International subsidiaries                                                             98,427             77,674
-------------------------------------------------------------------------------------------------------------------

Total operating revenues                                                            $   209,199            175,854

Operating expenses                                                                      167,056            143,508
Selling, general and administrative expenses                                             25,721             22,474
-------------------------------------------------------------------------------------------------------------------

Total costs and expenses                                                                192,777            165,982
-------------------------------------------------------------------------------------------------------------------

Other operating expense, net                                                               (621)              (494)
-------------------------------------------------------------------------------------------------------------------

Operating profit:
  North America (United States and Canada)                                          $     7,754              5,930
  International operations                                                                8,047              3,448
-------------------------------------------------------------------------------------------------------------------

Total operating profit                                                              $    15,801              9,378
-------------------------------------------------------------------------------------------------------------------


Depreciation and amortization                                                       $     7,547              6,029
-------------------------------------------------------------------------------------------------------------------


Cash capital expenditures                                                           $     9,814              6,806
-------------------------------------------------------------------------------------------------------------------



Brink's consolidated revenues totaled $209.2 million in the first quarter of 1997 compared with $175.9 million in the first quarter of 1996. Brink's operating profit of $15.8 million in the first three months of 1997 represented a $6.4 million or 68% increase over the $9.4 million operating profit reported in the comparable prior year period. The revenue increase of $33.3 million (19%) in the 1997 first quarter was offset in part by an increase in operating expenses and selling, general and administrative expenses of $26.8 million (16%).

Revenues from North American operations (United States and Canada) increased $12.6 million (13%) to $110.8 million in the first quarter of 1997 from $98.2 million in the prior year quarter. North American operating profit increased $1.9 million, or 32%, to $7.8 million in the 1997 quarter from $5.9 million in the first quarter of 1996. Approximately $1.2 million of the increase in operating profit related to the continued improvement of armored car operations, which includes ATM servicing. The remainder of the increase related to modest improvements in currency processing and domestic diamond and jewelry operations.

Revenues from international subsidiaries increased $20.7 million, or 27%, to $98.4 million in the 1997 first quarter from $77.7 million in the 1996 period. Operating profit from international subsidiaries and minority- owned affiliates amounted to $8.0 million in the first three months of 1997 which was $4.6 million higher than the operating profit of $3.4 million in the first quarter of 1996. The increase in both revenues and operating profit was primarily attributable to strong results in Latin America. Revenues and operating profits in this region increased $17.1 million and $4.1 million, respectively, in the first quarter of 1997 as compared to the first quarter of 1996. More than half of these increases were due to the consolidation of the results of Brink's Venezuelan affiliate, Custodia y Traslado de Valores C.A. ("Custravalca"), where Brink's increased its ownership from 15% to 61% during January 1997. The Latin America region also benefited from improvements in Colombia and Mexico during the first quarter of 1997. The operating profits in both the Europe and Asia Pacific regions in the first quarter of 1997 were essentially unchanged from the comparable quarter of 1996. In Europe, improvements in both Holland and Belgium were largely offset by unfavorable results of Brink's affiliate in France. Finally, operating profits from Brink's international diamond and jewelry operations also improved in the first quarter of 1997 versus the comparable period in 1996.

As mentioned above, Brink's increased its ownership in Custravalca from 15% to 61% in the first quarter of 1997. The acquisition was financed through contributions from a group of local Venezuelan investors (the "Investors") of $8.0 million and external debt of $49.9 million. The ownership interest in Custravalca is held 61% by Brink's and 39% by the Investors. In conjunction with the Custravalca transaction, Brink's also acquired a further 31% interest in Brink's Peru S.A., increasing its ownership position in this affiliate to 36%. Also during the first quarter, Brink's acquired the remaining interests in Brink's Hong Kong and Brink's Holland, increasing ownership in these affiliates to 100% and acquired additional interests in Brink's Bolivia and Brink's Taiwan.

                                       ---
                                       26

In the first quarter of 1997, interest expense and minority interest expense associated with the Venezuelan acquisition approximated $2 million.

BHS
The following is a table of selected financial data for BHS on a comparative basis:

                                                                                            Quarter Ended March 31
(Dollars in thousands)                                                                     1997               1996
-------------------------------------------------------------------------------------------------------------------


Operating revenues                                                                  $    42,185             36,706

Operating expenses                                                                       20,852             19,058
Selling, general and administrative expenses                                              8,554              6,546
-------------------------------------------------------------------------------------------------------------------

Total costs and expenses                                                                 29,406             25,604
-------------------------------------------------------------------------------------------------------------------


Operating profit                                                                    $    12,779             11,102
-------------------------------------------------------------------------------------------------------------------


Depreciation and amortization                                                       $     6,666              6,822
-------------------------------------------------------------------------------------------------------------------

Cash capital expenditures                                                           $    16,520             14,898
-------------------------------------------------------------------------------------------------------------------

Annualized service revenues (a)                                                     $   132,598            110,191
-------------------------------------------------------------------------------------------------------------------

Number of subscribers:
   Beginning of  period                                                                 446,505            378,659
   Installations                                                                         25,590             24,256
   Disconnects, net                                                                      (8,088)            (7,239)
-------------------------------------------------------------------------------------------------------------------

End of period                                                                           464,007            395,676
-------------------------------------------------------------------------------------------------------------------


(a) Annualized service revenues are calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for monitoring, maintenance and related services.


Revenues for BHS increased by $5.5 million (15%) to $42.2 million in the first quarter of 1997 from $36.7 million in the 1996 period. The increase in revenues was predominantly due to higher ongoing monitoring and service revenues, resulting from the 17% growth in the subscriber base and increased average monitoring fees. As a result of such growth, annualized service revenues in force at March 31, 1997 grew 20% over the amount in effect March 31, 1996. However, while the number of new security system installations has increased, the revenue per installation decreased from the first quarter of 1996 due to continuing competitive installation pricing in the marketplace.

Operating profit of $12.8 million in the first quarter of 1997 represented an increase of $1.7 million (15%) compared to the $11.1 million earned in the 1996 period. This increase included a $2.1 million reduction in depreciation expense in the first quarter of 1997 resulting from a change in accounting estimate (discussed below). Operating profit in the first quarter of 1997 was also impacted by a $1.4 million increase in net installation and marketing costs incurred and expensed. While these costs to obtain subscribers increased during the first quarter of 1997, the cash margins per subscriber generated from recurring revenues remained consistent between the 1997 and 1996 periods. Total cash margins were favorably impacted by the 17% growth in the average subscriber base and higher average monitoring fees, partially offset by increased account servicing and administrative expenses, which were a consequence of the larger subscriber base.

It is BHS' policy to depreciate capitalized subscriber installation expenditures over the estimated life of the security system based on subscriber retention percentages. BHS initially developed its annual depreciation rate based on information about subscriber retention which was available at the time. However, accumulated historical data about actual subscriber retention has indicated that approximately 50% of subscribers are still active after a period of ten years. Therefore, in order to reflect the higher actual subscriber retention experience, and to more accurately match depreciation expense with revenues generated from active subscribers, BHS prospectively adjusted its annual depreciation rate for capitalized subscriber installation costs in the first quarter of 1997. BHS will continue its practice of charging the remaining net book value of all capitalized subscriber installation expenditures to depreciation expense as soon as a system is identified for disconnection. This change in estimate reduced depreciation expense for capitalized installation costs in the first quarter of 1997 by $2.1 million.


                                       ---
                                       27

Foreign Operations
A portion of the Brink's Group's financial results is derived from activities in several foreign countries, each with a local currency other than the U.S. dollar. Because the financial results of the Brink's Group are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The Brink's Group's international activity is not concentrated in any single currency, which limits the risks of foreign currency rate fluctuations. In addition, these rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The Brink's Group routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Company, on behalf of the Brink's Group, from time to time, uses foreign currency forward contracts to hedge the risks associated with such transactions. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. In addition, translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. Subsidiaries in Brazil and Venezuela operate in such highly inflationary economies. Additionally, current conditions in Mexico, where the Brink's Group has an affiliate (20% owned), have resulted in that economy being considered highly inflationary as of January 1, 1997.

The Brink's Group is subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, controls on repatriation of earnings and capital, nationalization, political instability, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Brink's Group cannot be predicted.

Corporate Expenses
A portion of the Company's corporate general and administrative expenses and other shared services has been attributed to the Brink's Group based upon utilization and other methods and criteria which management believes to be a reasonable and an equitable estimate of the cost attributable to the Brink's Group. These attributions were $1.8 million and $1.6 million for the first quarters of 1997 and 1996, respectively.

Other Operating Expense, Net
Other net operating expense increased $0.1 million to $0.6 million in the 1997 first quarter as compared to $0.5 million in the 1996 first quarter. Other net operating expense consists primarily of net equity earnings of Brink's foreign affiliates. These net earnings amounted to an expense of $0.7 million and of $0.6 million for the first quarters of 1997 and 1996, respectively.

Interest Income
Interest income increased $0.4 million during the first quarter 1997 to $0.6 million from $0.2 million in the comparable 1996 quarter. The increase in interest income was primarily due to increases in interest earned on short-term cash investments from international subsidiaries.

Interest Expense
Interest expense increased from $0.5 million in the first quarter of 1996 to $2.2 million in the first quarter of 1997. The increase was mainly due to additional debt in 1997 related to the acquisition of Custravalca.

Other Expense, Net
Other net expense, which principally includes foreign translation gains and losses and minority interest earnings or losses, increased by $0.7 million to $1.7 million from $1.0 million in the first quarter of 1997 versus 1996. The higher level of expense in 1997 reflects an increase in minority interest, resulting primarily from the recent consolidation of Custravalca, and increased earnings in Brink's Colombian affiliate.



                                       ---
                                       28

Income Taxes
The effective tax rate in the first quarter of 1997 was equal to the federal statutory rate of 35%. This is an increase from the first quarter 1996 rate of 33%, which was lower than the statutory rate due to lower taxes on foreign income partially offset by additional provisions for state income taxes.


FINANCIAL CONDITION

A portion of the Company's corporate assets and liabilities has been attributed to the Brink's Group based upon utilization of the shared services from which assets and liabilities are generated. Management believes this attribution to be an equitable and a reasonable estimate of the cost attributable to the Brink's Group.

Cash Flow Requirements
Cash provided by operating activities amounted to $22.8 million in the 1997 first quarter, a decrease of $4.6 million from the comparable 1996 period. The decrease in cash flow reflects higher funding requirements for net operating assets and liabilities, which were not fully offset by the Group's higher net income and noncash charges. Cash generated from operating activities did not fund the cash required for investing activities due to the cash used in the Custravalca acquisition. However, excess funding requirements for investing and net share activities were more than offset by additions to debt and by payments from the Minerals Group. As a result, cash and cash equivalents increased $8.9 million in the first three months of 1997.

Capital Expenditures
Cash capital expenditures for the first quarters of 1997 and 1996 totaled $26.4 million and $21.7 million, respectively, excluding equipment expenditures that have been or are expected to be financed through capital and operating leases, and any acquisition expenditures. In 1997, $16.5 million was spent by BHS and $9.8 million was spent by Brink's. Expenditures incurred by BHS were primarily for customer security system installations, representing the expansion in the subscriber base and expenditures incurred by Brink's were primarily for replacement or maintenance of ongoing business operations. For the remainder of 1997, capital expenditures, excluding expenditures that have been or are expected to be financed through capital and operating leases, are expected to range between $90 million and $95 million.

Financing
The Brink's Group intends to fund its capital expenditure requirements through anticipated cash flows from operating activities and through operating leases, if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements, short-term borrowing arrangements or repayments from the Minerals Group.

The Company has a $350.0 million revolving credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million. As of March 31, 1997, borrowings of $100.0 million were outstanding under the term loan portion of the Facility and $59.7 million of additional borrowings were outstanding under the remainder of the Facility. No portion of the total amount outstanding under the Facility at March 31, 1997, was attributed to the Brink's Group.

In connection with its acquisition of Custravalca, Brink's entered into a borrowing arrangement with a syndicate of local Venezuelan banks. The borrowings consisted of a long-term loan denominated in the local currency equivalent to $40 million and a $10 million short-term loan denominated in U.S. dollars. The long-term portion of the loan bears interest based on the Venezuelan prime rate and is payable in installments through the year 2000. A portion of the short-term loan, $5.3 million, was repaid during March 1997, with the remaining balance repaid in April 1997. As of March 31, 1997, total borrowings under this arrangement were the equivalent of $44.7 million.

Debt
Total outstanding debt at March 31, 1997 was $54.5 million, $45.1 million higher than the $9.4 million reported at December 31, 1996. The increase in debt is largely attributable to additional borrowings associated with the acquisition of Custravalca. At March 31, 1997, no portion of total debt outstanding was payable to either the Burlington Group or the Minerals Group.


                                       ---
                                       29

Related Party Transactions
At March 31, 1997, under an interest bearing borrowing arrangement, the Minerals Group owed the Brink's Group $12.3 million, a decrease of $11.7 million from the $24.0 million owed at December 31, 1996.

At March 31, 1997, the Brink's Group owed the Minerals Group $23.2 million for tax payments representing the utilization of the Minerals Group's tax benefits by the Brink's Group in accordance with the Company's tax sharing policy. Of the total tax benefits owed to the Minerals Group at March 31, 1997, $10.0 million is expected to be paid within one year.

Capitalization
The Company has three classes of common stock: Brink's Stock, Pittston Burlington Group Common Stock ("Burlington Stock") and Pittston Minerals Group Common Stock ("Minerals Stock") which were designed to provide shareholders with separate securities reflecting the performance of the Brink's Group, Burlington Group and Minerals Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting any of the Groups. The Brink's Group consists of the Brink's and BHS operations of the Company. The Burlington Group consists of the Burlington Air Express Inc. ("Burlington") operations of the Company. The Minerals Group consists of the Pittston Coal Company ("Coal Operations") and Pittston Mineral Ventures ("Mineral Ventures") operations of the Company. The Company prepares separate financial statements for the Brink's, Burlington and Minerals Groups in addition to consolidated financial information of the Company.

During the three month period ended March 31, 1997 and 1996, 153,000 shares (at a cost of $4.0 million) and no shares, respectively, of Brink's Stock were repurchased under the share repurchase program authorized by the Board of Directors of the Company (the "Board").

Dividends
The Board intends to declare and pay dividends on Brink's Stock based on earnings, financial condition, cash flow and business requirements of the Brink's Group. Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its public debt and bank credit agreements, losses by the Minerals Group and/or the Burlington Group could affect the Company's ability to pay dividends in respect of stock relating to the Brink's Group.

During the first quarters of 1997 and 1996, the Board declared and the Company paid cash dividends of 2.5 cents per share of Brink's Stock. Preferred dividends included on the Company's statement of operations for the three months ended March 31, 1997 and 1996, are net of $0.9 million and $1.1 million, respectively, which was the excess of the carrying amount of the preferred stock over the cash paid to holders of the Series C Cumulative Convertible Preferred Stock ("Convertible Preferred Stock").

The Company pays an annual cumulative dividend on its Convertible Preferred Stock of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefore, when, as and if declared by the Board. Such stock bears a liquidation preference of $500 per share, plus an attributed amount equal to accrued and unpaid dividends thereon.

Pending Accounting Change
The Brink's Group will implement a new accounting standard, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", in the fourth quarter of 1997. SFAS No. 128 will require the Brink's Group to report both basic and diluted earnings per share ("EPS") calculations as well as provide a reconciliation between basic and diluted EPS computations. SFAS No. 128 supersedes previous guidance from Accounting Principles Board Opinion ("APB") No. 15, "Earnings per Share". After the effective date, all prior-period EPS data presented will be restated to conform with the provisions of SFAS No. 128.

                                       ---
                                       30

                            Pittston Burlington Group
                                 BALANCE SHEETS
                                 (In thousands)



                                                                                      March 31         December 31
                                                                                          1997                1996
------------------------------------------------------------------------------------------------------------------

                                                                                   (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                          $     20,191             17,818
Accounts receivable (net of estimated amount uncollectible:
  1997 - $9,190; 1996 - $9,528)                                                         258,397            242,654
Inventories, at lower of cost or market                                                   2,173              2,251
Prepaid expenses                                                                         14,391             12,459
Deferred income taxes                                                                     7,550              7,847
------------------------------------------------------------------------------------------------------------------

Total current assets                                                                    302,702            283,029

Property, plant and equipment, at cost (net of accumulated depreciation
   and amortization: 1997 - $66,118; 1996 - $62,900)                                    112,778            113,283
Intangibles, net of amortization                                                        175,483            177,797
Deferred pension assets                                                                   8,761              9,504
Deferred income taxes                                                                    19,458             19,015
Other assets                                                                             12,093             13,046
------------------------------------------------------------------------------------------------------------------

Total assets                                                                       $    631,275            615,674
------------------------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term borrowings                                                              $     29,368             29,918
Current maturities of long-term debt                                                      2,816              2,916
Accounts payable                                                                        165,455            155,474
Payable - Pittston Minerals Group                                                         9,263              3,270
Accrued liabilities                                                                      65,845             67,299
------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                               272,747            258,877

Long-term debt, less current maturities                                                  28,227             28,723
Postretirement benefits other than pensions                                               3,248              3,145
Deferred income taxes                                                                     2,530              1,880
Payable - Pittston Minerals Group                                                        13,070             13,310
Other liabilities                                                                         4,811              4,750
Shareholder's equity                                                                    306,642            304,989
------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholder's equity                                         $    631,275            615,674
------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                                       ---
                                       31

                            Pittston Burlington Group
                            STATEMENTS OF OPERATIONS
                        (In thousands, except per share)
                                   (Unaudited)



                                                                                            Quarter Ended March 31
                                                                                           1997               1996
-------------------------------------------------------------------------------------------------------------------


Operating revenues                                                                  $   371,409            348,095

Costs and expenses:
Operating expenses                                                                      330,911            310,500
Selling, general and administrative expenses                                             32,171             30,687
-------------------------------------------------------------------------------------------------------------------

Total costs and expenses                                                                363,082            341,187
-------------------------------------------------------------------------------------------------------------------

Other operating income, net                                                                 649                223
-------------------------------------------------------------------------------------------------------------------

Operating profit                                                                          8,976              7,131
Interest income                                                                             330                892
Interest expense                                                                           (946)            (1,052)
Other expense, net                                                                         (281)            (1,007)
-------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                                8,079              5,964
Provision for income taxes                                                                2,991              2,203
-------------------------------------------------------------------------------------------------------------------

Net income                                                                          $     5,088              3,761
-------------------------------------------------------------------------------------------------------------------


Net income per common share                                                         $       .26                .20
-------------------------------------------------------------------------------------------------------------------

Cash dividends per common share                                                     $       .06                .06
-------------------------------------------------------------------------------------------------------------------

Average common shares outstanding                                                        19,406             19,040
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.


                                       ---
                                       32

                            Pittston Burlington Group
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                                            Quarter Ended March 31
                                                                                           1997               1996
-------------------------------------------------------------------------------------------------------------------


Cash flows from operating activities:
Net income                                                                          $     5,088              3,761
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                                                          6,959              5,437
   Provision for aircraft heavy maintenance                                               8,186              7,718
   Credit for deferred income taxes                                                        (190)              (356)
   Provision for pensions, noncurrent                                                       567                 29
   Provision for uncollectible accounts receivable                                          699                592
   Other operating, net                                                                     556                251
   Change in operating  assets and  liabilities,  net of effects of acquisitions and dispositions:
      (Increase) decrease in accounts receivable                                        (16,443)             5,464
      Decrease (increase) in inventories                                                     78               (397)
      Increase in prepaid expenses                                                       (1,941)            (1,165)
      Increase (decrease) in accounts payable and accrued liabilities                    10,059             (9,118)
      (Increase) decrease in other assets                                                  (150)               261
      (Decrease) increase in other liabilities                                             (444)               683
      Other, net                                                                            776               (478)
-------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                13,800             12,682
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Additions to property, plant and equipment                                               (6,207)            (4,782)
Proceeds from disposal of property, plant and equipment                                     115              3,155
Aircraft heavy maintenance expenditures                                                  (9,473)            (4,131)
Other, net                                                                                2,106              1,903
-------------------------------------------------------------------------------------------------------------------

Net cash used by investing activities                                                   (13,459)            (3,855)
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Net reductions of debt                                                                     (603)            (3,150)
Payments from (to) - Minerals Group                                                       6,002            (13,177)
Repurchase of common stock                                                               (2,550)                --
Proceeds from exercise of stock options                                                     263                309
Dividends paid                                                                           (1,080)            (1,127)
Cost of stock proposals                                                                      --               (919)
-------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by financing activities                                          2,032            (18,064)
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                      2,373             (9,237)
Cash and cash equivalents at beginning of period                                         17,818             25,847
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                          $    20,191             16,610
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                                       ---
                                       33

                            Pittston Burlington Group
                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)



(1) The financial statements of the Pittston Burlington Group (the "Burlington Group") include the balance sheets, results of operations and cash flows of the Burlington Air Express Inc. ("Burlington") operations of The Pittston Company (the "Company"), and a portion of the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The Burlington Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate amounts reflected in these financial statements are determined based upon methods which management believes to be a reasonable and an equitable estimate of the cost attributable to the Burlington Group.

     The Company provides holders of Pittston Burlington Group Common Stock ("Burlington Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the Burlington Group, in addition to consolidated financial information of the Company. Holders of Burlington Stock are shareholders of the Company, which is responsible for all liabilities. Therefore, financial developments affecting the Burlington Group, the Pittston Brink's Group (the "Brink's Group") and the Pittston Minerals Group (the "Minerals Group") that affect the Company's financial condition could affect the results of operations and financial condition of each of the Groups. Accordingly, the Company's consolidated financial statements must be read in connection with the Burlington Group's financial statements.

(2) Depreciation and amortization of property, plant and equipment in the first quarters of 1997 and 1996 totaled $5,315 and $3,830, respectively.

(3) Cash payments made for interest and income taxes (net of refunds received) were as follows:


                                                                                   Quarter Ended March 31
                                                                                  1997               1996
----------------------------------------------------------------------------------------------------------

Interest                                                                        $  829              1,728
----------------------------------------------------------------------------------------------------------

Income taxes                                                                    $  867              1,525
----------------------------------------------------------------------------------------------------------



     During the three month periods ended March 31, 1997 and 1996, capital lease obligations of $50 and $135, respectively, were incurred for leases of property, plant and equipment.

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

     In March 1996, a settlement was reached in the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows:
     $25,845 upon dismissal of the Evergreen Case and the remainder of $24,000 in installments of $7,000 in 1996 and $8,500 in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Company. The amount previously escrowed and accrued was included in "Short-term investments" and "Accrued liabilities" on the Company's balance sheet. The second payment of $7,000 was paid in 1996 and was funded from cash provided by operating activities. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan.

                                       ---
                                       34

     As a result of the settlement of the Evergreen Case at an amount lower than previously accrued, the Company and the Minerals Group recorded a pretax benefit of $35,650 ($23,173 after tax) in the first quarter of 1996 in its consolidated financial statements.

(5) In 1996, the Burlington Group implemented Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires companies to review assets for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 resulted in a pretax charge to earnings in the first quarter of 1996 for the Company and the Minerals Group of $29,948 ($19,466 after-tax), of which $26,312 was included in cost of sales and $3,636 was included in selling, general and administrative expenses. SFAS No. 121 had no impact on the Burlington Group.

(6) The Burlington Group will implement a new accounting standard, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", in the fourth quarter of 1997. SFAS No. 128 will require the Burlington Group to report both basic and diluted earnings per share ("EPS") calculations as well as provide a reconciliation between basic and diluted EPS computations. SFAS No. 128 supersedes previous guidance from Accounting Principles Board Opinion ("APB") No. 15, "Earnings per Share". After the effective date, all prior-period EPS data presented will be restated to conform with the provisions of SFAS No. 128.

(7) Certain prior period amounts have been reclassified to conform to current period's financial statement presentation.

(8) In the opinion of management, all adjustments have been made which are necessary for a fair presentation of results of operations for the periods reported herein. All such adjustments are of a normal recurring nature.


                                       ---
                                       35

                            Pittston Burlington Group
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION



The financial statements of the Pittston Burlington Group (the "Burlington Group") include the balance sheets, results of operations and cash flows of Burlington Air Express Inc. ("Burlington") operations of The Pittston Company (the "Company") and a portion of the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The Burlington Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate amounts reflected in these financial statements are determined based upon methods which management believes to be a reasonable and an equitable estimate of the cost attributable to the Burlington Group.

The Company provides holders of Pittston Burlington Group Common Stock ("Burlington Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the Burlington Group in addition to consolidated financial information of the Company. Holders of Burlington Stock are shareholders of the Company, which continues to be responsible for all liabilities. Therefore, financial developments affecting the Burlington Group, the Pittston Brink's Group (the "Brink's Group") or the
Pittston Minerals Group (the "Minerals Group") that affect the Company's financial condition could affect the results of operations and financial condition of each of the Groups. Accordingly, the Company's consolidated financial statements must be read in connection with the Burlington Group's financial statements.

The following discussion is a summary of the key factors management considers necessary in reviewing the Burlington Group's results of operations, liquidity and capital resources. This discussion must be read in conjunction with the financial statements and related notes of the Burlington Group and the Company.


                              RESULTS OF OPERATIONS


                                                                                            Quarter Ended March 31
(In thousands)                                                                             1997               1996
-------------------------------------------------------------------------------------------------------------------


Operating revenues:
Burlington                                                                          $   371,409            348,095

Operating profit:
Burlington                                                                          $    10,756              8,686
General corporate expense                                                                (1,780)            (1,555)
-------------------------------------------------------------------------------------------------------------------

Operating profit                                                                    $     8,976              7,131
-------------------------------------------------------------------------------------------------------------------



In the first quarter of 1997, the Burlington Group reported net income of $5.1 million, or $0.26 per share, compared with $3.8 million, or $.20 per share, in the first quarter of 1996. Operating profit during the first three months of 1997 totaled $9.0 million as compared with $7.1 million in the corresponding 1996 period. Revenues increased $23.3 million or 7%, compared with the 1996 first quarter. Operating expenses and selling, general and administrative expenses for the 1997 period increased $21.9 million, or 6%, compared with the same period last year.



                                       ---
                                       36

Burlington
The following is a table of selected financial data for Burlington on a comparative basis:

(In thousands - except per                                                                  Quarter Ended March 31
pound/shipment amounts)                                                                    1997               1996
-------------------------------------------------------------------------------------------------------------------


Operating revenues:
Expedited freight services:
  Domestic U.S.                                                                     $   136,672            128,780
  International                                                                         180,891            169,715
-------------------------------------------------------------------------------------------------------------------

Total expedited freight services                                                        317,563            298,495
Customs clearances                                                                       27,637             28,414
Ocean and other (a)                                                                      26,209             21,186
-------------------------------------------------------------------------------------------------------------------

Total operating revenues                                                                371,409            348,095

Operating expense                                                                       330,911            310,500
Selling, general and administrative                                                      30,391             29,132
-------------------------------------------------------------------------------------------------------------------

Total costs and expenses                                                                361,302            339,632
-------------------------------------------------------------------------------------------------------------------

Other operating income, net                                                                 649                223
-------------------------------------------------------------------------------------------------------------------

Operating profit:
  Domestic U.S.                                                                           4,117              3,708
  International                                                                           6,639              4,978
-------------------------------------------------------------------------------------------------------------------

Total operating profit                                                              $    10,756              8,686
-------------------------------------------------------------------------------------------------------------------


Depreciation and amortization                                                       $     6,908              5,400
-------------------------------------------------------------------------------------------------------------------

Cash capital expenditures                                                           $     6,175              4,771
-------------------------------------------------------------------------------------------------------------------

Expedited freight services shipment growth rate (b)                                       (1.8%)              5.5%
Expedited freight services weight growth rate (b):
  Domestic U.S.                                                                            0.8%               2.9%
  International                                                                            2.5%               9.4%
  Worldwide                                                                                1.7%               6.2%
-------------------------------------------------------------------------------------------------------------------

Expedited freight services weight (millions of pounds)                                    350.5              344.7
Expedited freight services shipments (thousands)                                          1,275              1,298
-------------------------------------------------------------------------------------------------------------------

Expedited freight services average:
  Yield (revenue per pound)                                                         $      .906               .866
  Revenue per shipment                                                              $       249                230
  Weight per shipment (pounds)                                                              275                266
-------------------------------------------------------------------------------------------------------------------


(a) Primarily includes international ocean freight revenues. Ocean and other also includes domestic revenues of $1,721 and $668 for the quarters ended March 31, 1997 and 1996, respectively.

(b) Compared to the same period in the prior year.


Worldwide revenues increased by 7% in the first quarter of 1997 to $371.4 million, from $348.1 million in the 1996 quarter. The $23.3 million growth in revenues principally reflects a 1.7% increase in worldwide expedited freight services pounds shipped, combined with a 5% increase in the world-wide expedited freight services average yield. Burlington's first quarter 1997 operating profit amounted to $10.8 million, an increase of $2.1 million (24%) from the level reported in the first quarter of 1996.

The worldwide expedited freight services revenues' increase of 6%, from $298.5 million in the first quarter 1996 to $317.6 million in the first quarter 1997, was the result of a 1.7% increase in worldwide expedited freight services weight shipped, from 344.7 million pounds in 1996 to 350.5 million pounds in 1997, combined with a 5% increase in the average expedited freight services yield. Other revenues increased 9% from $49.6 million in 1996 to $53.8 million in 1997, due to growth in ocean and other freight services. Total costs and expenses increased by 6% from $339.6 million in 1996 to $361.3 million in 1997, reflecting increased transportation costs, due in part to additional business volume.

                                       ---
                                       37

Domestic expedited freight services revenues in the first quarter of 1997 increased $7.9 million (6%) to $136.7 million from $128.8 million in the comparable quarter in 1996. Other domestic freight services revenues increased $1.1 million from $0.6 in 1996 to $1.7 million in the first quarter of 1997. Domestic operating profit increased to $4.1 million in the first quarter of 1997 compared to $3.7 million in the prior year period. The increase in operating profit reflects slightly higher volume of domestic expedited freight services weight shipped combined with a 5% increase in the domestic expedited freight services average yield. The increase in yield was due to a combination of a higher average pricing and an increase in the proportion of overnight freight in the sales mix. The improvement in the average yield during the 1997 first quarter was offset in large part by higher transportation costs.

International expedited freight services revenues of $180.9 million in the first quarter of 1997 represent an $11.2 million (7%) increase over the $169.7 million reported in the comparable period in 1996. This increase in revenue is due to a 3% growth in expedited freight services weight shipped during the first quarter of 1997 as compared to 1996, combined with a 4% increase in the average yield. The increase in average yield was due in part to a fuel surcharge implemented by Burlington in March of 1997 in reaction to a corresponding surcharge implemented by our third party transportation providers. In addition, international non-expedited services revenues increased 7%, or $3.2 million, to $52.1 million in the first three months of 1997 from $48.9 million in 1996. The growth in such revenue was due to the continued expansion of ocean freight services. International operating profit amounted to $6.6 million in the first quarter of 1997, 33% higher than the 1996 level. The higher level of operating profit during the first quarter of 1997 reflects improved operating margins in both U.S. exports and ocean freight services.

As part of its ongoing efforts to further enhance service quality and improve efficiencies, Burlington has formed a Global Innovation Team composed of senior management from various regions and assisted by two independent consulting firms. The team is reviewing Burlington's operating activities to better ensure that Burlington provides the highest possible level of customer service in a cost efficient manner. A key component of this process is a review of Burlington's current information systems and technology needs on a global basis. The innovation team is responsible for optimizing Burlington's investment in technology to assure delivery of "state of the art" information systems for both customer and operational requirements. Other cost and service improvement programs have been identified through this process and are expected to be implemented during the balance of 1997.

Foreign Operations
A portion of the Burlington Group's financial results is derived from activities in several foreign countries, each with a local currency other than the U.S. dollar. Because the financial results of the Burlington Group are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The Burlington Group's international activity is not concentrated in any single currency, which limits the risks of foreign currency rate fluctuation. In addition, these rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The Burlington Group routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Company, on behalf of the Burlington Group, uses foreign currency forward contracts to hedge the risks associated with such transactions. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. In addition, cumulative translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. A subsidiary in Brazil operates in such a highly inflationary economy. Additionally, current conditions in Mexico, where Burlington has a subsidiary, have resulted in that economy being considered highly inflationary as of January 1, 1997.

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



                                       ---
                                       38

Corporate Expenses
A portion of the Company's corporate general and administrative expenses and other shared services has been attributed to the Burlington Group based on utilization and other methods and criteria which management believes to be a reasonable and an equitable estimate of the costs attributable to the Burlington Group. These attributions were $1.8 million and 1.6 million in the first quarters of 1997 and 1996, respectively.

Interest Income
Interest income decreased $0.6 million to $0.3 million in the first quarter of 1997. The fluctuation was primarily attributed to interest income earned from amounts owed by the Minerals Group of $0.2 million and $0.7 million in the first quarters of 1997 and 1996, respectively.

Interest Expense
Interest expense for the first quarter of 1997 decreased $0.2 million to $0.9 million from $1.1 million in the first quarter of 1996. The lower level of interest in 1997 as compared to 1996, was primarily due to lower level of total outstanding debt.

Other Expense, Net
In the first quarter of 1997, other net expense decreased by $0.7 million to a net expense of $0.3 million. The decrease in 1997 largely reflects a loss recorded in the first three months of 1996 related to the termination of an overseas sublease agreement.

Income Taxes
In the first quarters of 1997 and 1996, the provision for income taxes exceeded the statutory federal income tax rate of 35% primarily due to provisions for state income taxes and goodwill amortization, partially offset by lower taxes on foreign income.


FINANCIAL CONDITION

A portion of the Company's corporate assets and liabilities has been attributed to the Burlington Group based upon utilization of the shared services from which assets and liabilities are generated. Management believes this attribution to be a reasonable and an equitable of the cost attributable to the Burlington Group.

Cash Flow Requirements
Cash provided by operating activities amounted to $13.8 million in the first quarter of 1997 compared with $12.7 million in the first quarter of 1996. The increase in cash generated by operating activities occurred as a result of higher net income and noncash charges, partially offset by an increase in funding requirements for net operating assets and liabilities. Cash generated from operating activities and payments from the Minerals Group were sufficient to fund net investing and share activities, resulting in an increase in cash and cash equivalents of $2.4 million during the 1997 quarter.

Capital Expenditures
Cash capital expenditures for the first quarters of 1997 and 1996 totaled $6.2 million and $4.8 million, respectively, excluding equipment expenditures that have been or are expected to be financed through capital or operating leases. For the remainder of 1997, capital expenditures are expected to range between $50 million and $55 million, excluding equipment expenditures that have been or are expected to be financed through capital and operating leases. These expenditures will primarily relate to the support of new facilities and to the implementation of new information systems that are intended to provide improved efficiency and customer service.

Financing
The Burlington Group intends to fund its capital expenditure requirements through anticipated cash flows from operating activities and through operating leases, if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements, short-term borrowing arrangements or repayments from the Minerals Group.



                                       ---
                                       39

The Company has a $350.0 million revolving credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and also permits additional borrowings, repayments, and reborrowings of up to an aggregate of $250.0 million. As of March 31, 1997, borrowings of $100.0 million were outstanding under the term loan portion of the Facility and $59.7 million of additional borrowings were outstanding under the remainder of the Facility. No portion of the total outstanding amount under the Facility at March 31, 1997, was attributed to the Burlington Group.

Debt
Total outstanding debt was $60.4 million at March 31, 1997, a decrease of $1.2 million from the $61.6 million reported at December 31, 1996. At March 31, 1997, no portion of total debt outstanding was payable to either the Brink's Group or the Minerals Group.

Related Party Transactions
At March 31, 1997, under an interest bearing borrowing arrangement, the Minerals Group owed the Burlington Group $1.7 million, a decrease of $6.0 million from the $7.7 million owed at December 31, 1996.

At March 31, 1997, the Burlington Group owed the Minerals Group $24.1 million for tax payments representing the utilization of the Minerals Group's tax benefits by the Burlington Group in accordance with the Company's tax sharing policy. Of the total tax benefits owed to the Minerals Group at March 31, 1997, $11.0 million is expected to be paid within one year.

Capitalization
The Company's three classes of common stock: Burlington Stock; Pittston Brink's Group Common Stock ("Brink's Stock"); and Pittston Minerals Group Common Stock ("Minerals Stock") which were designed to provide shareholders with separate securities reflecting the performance of the Burlington Group, Brink's Group and Minerals Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting any of the Groups. The Burlington Group consists of the Burlington operations of the Company. The Brink's Group consists of the Brink's, Incorporated ("Brink's") and Brink's Home Security, Inc. ("BHS") operations of the Company. The Minerals Group consists of the Pittston Coal Company ("Coal Operations") and Pittston Mineral Ventures ("Mineral Ventures") operations of the Company. The Company prepares separate financial statements for the Burlington, Brink's and Minerals Groups in addition to consolidated financial information of the Company.

During the three month period ended March 31, 1997 and 1996, 132,100 shares (at a cost of $2.6 million) and no shares, respectively, of Burlington Stock were repurchased under the share repurchase program authorized by the Board of Directors of the Company (the "Board").

Dividends
The Board intends to declare and pay dividends on Burlington Stock based on earnings, financial condition, cash flow and business requirements of the Burlington Group. Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its public debt and bank credit agreements, losses by the Minerals Group and/or the Brink's Group could affect the Company's ability to pay dividends in respect to stock relating to the Burlington Group.

During the first quarters of 1997 and 1996, the Board declared and paid cash dividends of 6 cents per share of Burlington Stock. Preferred dividends included on the Company's statement of operations for the three months ended March 31, 1997 and 1996, are net of $0.9 million and $1.1 million, respectively, which was the excess of the carrying amount of the preferred stock over the cash paid to holders of the Series C Cumulative Convertible Preferred Stock ("Convertible Preferred Stock").

The Company pays an annual cumulative dividend on its Convertible Preferred Stock of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefore, when, as and if declared by the Board. Such stock bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon.



                                       ---
                                       40

Pending Accounting Change
The Burlington Group will implement a new accounting standard, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", in the fourth quarter of 1997. SFAS No. 128 will require the Burlington Group to report both basic and diluted earnings per share ("EPS") calculations as well as provide a reconciliation between basic and diluted EPS computations. SFAS No. 128 supersedes previous guidance from Accounting Principles Board Opinion ("APB") No. 15, "Earnings per Share". After the effective date, all prior-period EPS data presented will be restated to conform with the provisions of SFAS No. 128.

                                       ---
                                       41

                             Pittston Minerals Group
                                 BALANCE SHEETS
                                 (In thousands)



                                                                                       March 31        December 31
                                                                                           1997               1996
-------------------------------------------------------------------------------------------------------------------

                                                                                    (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                           $     1,679              3,387
Accounts receivable (net of estimated amount uncollectible:
   1997 - $1,512; 1996 - $1,618)                                                         88,844             88,552
Inventories, at lower of cost or market:
   Coal inventory                                                                        35,328             26,495
   Other inventory                                                                        4,407              5,308
-------------------------------------------------------------------------------------------------------------------

                                                                                         39,735             31,803
Receivable - Pittston Brink's Group/Burlington Group, net                                 6,919                 --
Prepaid expenses                                                                          9,082              8,659
Deferred income taxes                                                                    26,575             27,229
-------------------------------------------------------------------------------------------------------------------

Total current assets                                                                    172,834            159,630

Property,  plant  and  equipment,  at  cost  (net of  accumulated  depreciation, depletion and amortization:
   1997 - $155,314; 1996 - $154,115)                                                    173,446            170,809
Deferred pension assets                                                                  81,915             81,067
Deferred income taxes                                                                    61,515             62,899
Intangibles, net of amortization                                                        110,350            111,103
Coal supply contracts                                                                    50,033             52,696
Receivable - Pittston Brink's Group/Burlington Group                                     26,289             22,071
Other assets                                                                             45,605             46,706
-------------------------------------------------------------------------------------------------------------------

Total assets                                                                        $   721,987            706,981
-------------------------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDER'S EQUITY Current liabilities:
Current maturities of long-term debt                                                        431                395
Accounts payable                                                                         50,160             59,103
Payable - Pittston Brink's Group/Burlington Group, net                                       --             10,757
Accrued liabilities                                                                     114,243            114,470
-------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                               164,834            184,725

Long-term debt, less current maturities                                                 161,230            124,572
Postretirement benefits other than pensions                                             220,425            219,717
Workers' compensation and other claims                                                  103,580            105,837
Mine closing and reclamation                                                             44,411             43,877
Other liabilities                                                                        39,563             39,913
Shareholder's equity                                                                    (12,056)           (11,660)
-------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholder's equity                                          $   721,987            706,981
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                                       ---
                                       42

                             Pittston Minerals Group
                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                                                            Quarter Ended March 31
                                                                                           1997               1996
-------------------------------------------------------------------------------------------------------------------


Net sales                                                                        $      158,883            170,252

Cost and expenses:
Cost of sales                                                                           153,412            195,885
Selling, general and administrative expenses                                              7,409             11,034
Restructuring and other credits, including litigation accrual                                --            (37,758)
-------------------------------------------------------------------------------------------------------------------

Total costs and expenses                                                                160,821            169,161
-------------------------------------------------------------------------------------------------------------------

Other operating income, net                                                               3,548              3,086
-------------------------------------------------------------------------------------------------------------------

Operating profit                                                                          1,610              4,177
Interest income                                                                             282                125
Interest expense                                                                         (2,625)            (2,952)
Other expense, net                                                                         (450)              (373)
-------------------------------------------------------------------------------------------------------------------

(Loss) income before income taxes                                                        (1,183)               977
Credit for income taxes                                                                  (2,130)            (2,043)
-------------------------------------------------------------------------------------------------------------------

Net income                                                                                  947              3,020
Preferred stock dividends, net                                                             (901)            (1,065)
-------------------------------------------------------------------------------------------------------------------

Net income attributed to common shares                                           $           46              1,955
-------------------------------------------------------------------------------------------------------------------


Net income per common share                                                      $          .01                .25
-------------------------------------------------------------------------------------------------------------------

Cash dividends per common share                                                  $        .1625              .1625
-------------------------------------------------------------------------------------------------------------------


Average common shares outstanding                                                         8,002              7,822
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.


                                       ---
                                       43

                             Pittston Minerals Group
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                                            Quarter Ended March 31
                                                                                           1997               1996
-------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net income                                                                          $       947              3,020
Adjustments to reconcile net income to net cash used
   by operating activities:
   Noncash charges and other write-offs                                                      --             29,948
   Depreciation, depletion and amortization                                               8,920              8,728
   Provision for deferred income taxes                                                    2,001              5,094
   Credit for pensions, noncurrent                                                         (847)              (102)
   Provision for uncollectible accounts receivable                                           51                 --
   Equity in earnings of unconsolidated affiliates, net of dividends received               157               (145)
   Other operating, net                                                                    (393)              (367)
   Change in operating assets and liabilities net of effects of acquisitions and dispositions:
     Increase in accounts receivable                                                       (414)           (15,444)
     Increase in inventories                                                             (7,931)            (6,567)
     (Increase ) decrease in prepaid expenses                                            (3,425)               585
     Decrease in accounts payable and accrued liabilities                                (8,127)            (8,964)
     Decrease in other assets                                                               223                453
     Decrease in other liabilities                                                       (1,614)           (34,913)
     Decrease in workers' compensation and other claims, noncurrent                      (2,257)            (3,560)
     Other, net                                                                            (106)                99
-------------------------------------------------------------------------------------------------------------------

Net cash used by operating activities                                                   (12,815)           (22,135)
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Additions to property, plant and equipment                                               (7,458)            (5,380)
Proceeds from disposal of property, plant and equipment                                   1,534              1,444
Acquisitions including related contingent payments                                         (791)              (746)
Other, net                                                                                1,237                900
-------------------------------------------------------------------------------------------------------------------

Net cash used by investing activities                                                    (5,478)            (3,782)
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Net additions to debt                                                                    36,357              8,655
Payments (to) from - Brink's Group                                                      (11,685)             5,049
Payments (to) from - Burlington Group                                                    (6,002)            13,177
Proceeds from exercise of stock options                                                       4                 10
Dividends paid                                                                           (2,089)            (2,343)
-------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                                16,585             24,548
-------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                (1,708)            (1,369)
Cash and cash equivalents at beginning of period                                          3,387              4,999
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                          $     1,679              3,630
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                                       ---
                                       44

                             Pittston Minerals Group
                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)



(1) The financial statements of the Pittston Minerals Group (the "Minerals Group") include the balance sheets, results of operations and cash flows of the Pittston Coal Company ("Coal Operations") and Pittston Mineral Ventures ("Mineral Ventures") operations of The Pittston Company (the "Company"), and a portion of the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The Minerals Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate amounts reflected in these financial statements are determined based upon methods which management believes to be a reasonable and an equitable estimate of the cost attributable to the Minerals Group.

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

(2) Depreciation, depletion and amortization of property, plant and equipment in the first quarters of 1997 and 1996 totaled $5,449 and $5,486, respectively.

(3) Cash payments made for interest and income taxes (net of refunds received) were as follows:

                                                                                   Quarter Ended March 31
                                                                                  1997               1996
----------------------------------------------------------------------------------------------------------

Interest                                                                     $   2,641              2,833
----------------------------------------------------------------------------------------------------------

Income taxes                                                                 $      13                 55
----------------------------------------------------------------------------------------------------------



     During the three month periods ended March 31, 1997 and 1996, capital loss obligations of $346 and $0, respectively were incurred for loss of property plant and equipment.

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

     In March 1996, a settlement was reached in the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows:
     $25,845 upon dismissal of the Evergreen Case and the remainder of $24,000 in installments of $7,000 in 1996 and $8,500 in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Minerals Group. The amount previously escrowed and accrued was included in "Short-term investments" and "Accrued liabilities" on the Minerals Group's balance sheet.

                                       ---
                                       45

     The second payment of $7,000 was paid in 1996 and was funded from cash provided by operating activities. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan.

     As a result of the settlement of the Evergreen Case at an amount lower than previously accrued in 1993, the Company and Minerals Group recorded a pretax benefit of $35,650 ($23,173 after tax) in the first quarter of 1996 in their respective financial statements.

(5) In 1996, the Minerals Group implemented a new accounting standard, Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires companies to review assets for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 resulted in a pretax charge to earnings in the first quarter of 1996 for the Company and Minerals Group's Coal Operations of $29,948 ($19,466 after tax), of which $26,312 was included in cost of sales and $3,636 was included in selling, general and administrative expenses.

(6) The Minerals Group will implement a new accounting standard, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", in the fourth quarter of 1997. SFAS No. 128 will require the Minerals Group to report both basic and diluted earnings per share ("EPS") calculations as well as provide a reconciliation between basic and diluted EPS computations. SFAS No. 128 supersedes previous guidance from Accounting Principles Board Opinion ("APB") No. 15, "Earnings per Share". After the effective date, all prior-period EPS data presented will be restated to conform with the provisions of SFAS No. 128.

(7) Certain prior period amounts have been reclassified to conform to current period financial statement presentation.

(8) In the opinion of management, all adjustments have been made which are necessary for a fair presentation of results of operations for the periods reported herein. All such adjustments are of a normal recurring nature.


                                       ---
                                       46

                             Pittston Minerals Group
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION



The financial statements of the Pittston Minerals Group ("Minerals Group") include the balance sheets, results of operations and cash flows of the Pittston Coal Company ("Coal Operations") and Pittston Mineral Ventures ("Mineral Ventures") operations of The Pittston Company (the "Company"), and a portion of the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The Minerals Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate amounts reflected in these financial statements are determined based upon methods which management believes to be a reasonable and an equitable estimate of the cost attributable to the Minerals Group.

The Company provides to holders of the Pittston Minerals Group Common Stock ("Minerals Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the Minerals Group, in addition to consolidated financial information of the Company. Holders of Minerals Stock are shareholders of the Company, which is responsible for all liabilities. Therefore, financial developments affecting the Minerals Group, the Pittston Brink's Group (the "Brink's Group") or the Pittston Burlington Group (the "Burlington Group") that affect the Company's financial condition could affect the results of operations and financial condition of each of the Groups. Accordingly, the Company's consolidated financial statements must be read in connection with the Minerals Group's financial statements.

The following discussion is a summary of the key factors management considers necessary in reviewing the Minerals Group's results of operations, liquidity and capital resources. This discussion must be read in conjunction with the financial statements and related notes of the Minerals Group and the Company.


                              RESULTS OF OPERATIONS


                                                                                            Quarter Ended March 31
(In thousands)                                                                             1997               1996
-------------------------------------------------------------------------------------------------------------------


Net sales:
  Coal Operations                                                                   $   154,593            165,468
  Mineral Ventures                                                                        4,290              4,784
-------------------------------------------------------------------------------------------------------------------

Total net sales                                                                     $   158,883            170,252
-------------------------------------------------------------------------------------------------------------------


Operating profit:
  Coal Operations                                                                   $     3,623              4,377
  Mineral Ventures                                                                         (455)             1,174
-------------------------------------------------------------------------------------------------------------------

Segment operating profit                                                                  3,168              5,551
General corporate expense                                                                (1,558)            (1,374)
-------------------------------------------------------------------------------------------------------------------

Operating profit                                                                    $     1,610              4,177
-------------------------------------------------------------------------------------------------------------------



In the first quarter of 1997, the Minerals Group reported net income of $0.9 million compared to $3.0 million in the first quarter of 1996. Operating profit totaled $1.6 million in 1997 as compared to $4.2 million in the 1996 quarter. Net sales during the first three months of 1997 decreased $11.4 million (7%) compared to the corresponding period in 1996. In the first quarter of 1996, the Minerals Group's operating profit and net income included three non-recurring items: a $35.7 million benefit from the settlement of the Evergreen lawsuit at an amount lower than previously accrued ($23.2 million after tax); a $29.9 million charge related to the adoption of a new accounting standard regarding the impairment of long-lived assets ($19.5 million after tax); and a $2.1 million benefit from the reversal of excess restructuring liabilities ($1.4 million after tax). Excluding these three items, the Minerals Group would have recorded an operating loss and a net loss of $3.6 million and $3.1 million, respectively, during the first quarter of 1996.


                                       ---
                                       47

Coal Operations
The following is a table of selected financial data for the Coal Operations on a comparative basis:

                                                                                            Quarter Ended March 31
(In thousands)                                                                             1997               1996
-------------------------------------------------------------------------------------------------------------------


Net sales                                                                           $   154,593            165,468

Cost of sales                                                                           149,739            192,918
Selling, general and administrative expenses                                              4,936              8,872
Restructuring and other credits, including litigation accrual                                --            (37,758)
-------------------------------------------------------------------------------------------------------------------

Total costs and expenses                                                                154,675            164,032
Other operating income, net                                                               3,705              2,941
-------------------------------------------------------------------------------------------------------------------

Operating profit                                                                    $     3,623              4,377
-------------------------------------------------------------------------------------------------------------------

Coal sales (tons):
  Metallurgical                                                                           1,891              2,045
  Utility and industrial                                                                  3,229              3,572
-------------------------------------------------------------------------------------------------------------------

Total coal sales                                                                          5,120              5,617
-------------------------------------------------------------------------------------------------------------------

Production/purchased (tons):
  Deep                                                                                    1,102              1,062
  Surface                                                                                 2,659              2,716
  Contract                                                                                  363                395
-------------------------------------------------------------------------------------------------------------------

                                                                                          4,124              4,173
Purchased                                                                                 1,340              1,608
-------------------------------------------------------------------------------------------------------------------

Total                                                                                     5,464              5,781
-------------------------------------------------------------------------------------------------------------------



Coal Operations generated an operating profit of $3.6 million in the first quarter of 1997, compared to the $4.4 million recorded in the 1996 period. Operating profit in the first quarter of 1996 included a benefit of $35.7 million from the settlement of the Evergreen lawsuit at an amount lower than previously accrued and a $2.1 million benefit from the reversal of excess restructuring liabilities. These benefits were offset, in part, by a $29.9 million charge related to a new accounting standard regarding the impairment of long-lived assets. This charge was included in cost of sales ($26.3 million) and selling, general and administrative expenses ($3.6 million). Excluding the three first quarter 1996 non-recurring items, operating profits from Coal Operations increased by $7.1 million in the 1997 period.



                                       ---
                                       48

The operating profit of Coal Operations, excluding restructuring and other non-recurring items, is analyzed as follows:

(In thousands,                                                                              Quarter Ended March 31
except per ton amounts)                                                                    1997               1996
-------------------------------------------------------------------------------------------------------------------


Net coal sales (a)                                                                  $   152,698            163,907
Current production cost of coal sold (a)                                                141,572            157,971
-------------------------------------------------------------------------------------------------------------------

Coal margin                                                                              11,126              5,936
Non-coal margin                                                                             717                608
Other operating income, net                                                               3,705              2,941
-------------------------------------------------------------------------------------------------------------------

Margin and other income                                                                  15,548              9,485
-------------------------------------------------------------------------------------------------------------------

Other costs and expenses:
  Idle equipment and closed mines                                                           307                258
  Inactive employee costs                                                                 6,683              7,424
  Selling general and administrative expenses                                             4,935              5,236
-------------------------------------------------------------------------------------------------------------------

Total other costs and expenses                                                           11,925             12,918
-------------------------------------------------------------------------------------------------------------------

Operating profit (before restructuring and other credits and
  SFAS No. 121) (b)                                                                 $     3,623             (3,433)
-------------------------------------------------------------------------------------------------------------------

Coal margin per ton:
  Realization                                                                       $     29.82              29.18
  Current production costs                                                                27.65              28.13
-------------------------------------------------------------------------------------------------------------------

Coal margin                                                                         $      2.17               1.05
-------------------------------------------------------------------------------------------------------------------


(a) Excludes non-coal components.

(b) Restructuring and other credits and SFAS No. 121 in 1996 consisted of an impairment loss related to the adoption of SFAS No. 121 of $29,948 ($26,312 in cost of sales and $3,636 in selling, general and administrative expenses), a gain from the settlement of the Evergreen Case of $35,650 and a benefit from excess restructuring liabilities of $2,108. Both the gain from the Evergreen Case and the benefit from excess restructuring liabilities are included in the operating profit of the Coal Operations as "Restructuring and other credits, including litigation accrual".


Sales volume of 5.1 million tons in the first quarter of 1997 was 0.5 million tons less than the 5.6 million tons sold in the prior year quarter. Compared to the first quarter of 1996, 1997 steam coal sales decreased by 0.3 million tons (10%), to 3.2 million tons, and metallurgical coal sales declined by 0.2 million tons (8%), to 1.9 million tons. Steam coal sales represented 63% of total volume in 1997 and 64% in 1996.

Total coal margin of $11.1 million for the first quarter of 1997 represented an increase of $5.2 million from the comparable 1996 quarter. The growth in coal margin primarily reflects a $0.64 per ton (2%) increase in realization, combined with a decrease of $0.48 per ton (2%) in the current production cost of coal sold. Partially offsetting these improvements in coal margin was a decrease in first quarter 1997 sales volume of 0.5 million tons. The increase in average realization per ton was due in part to a favorable change in the metallurgical coal sales mix which resulted in an increase in the average sales price per ton. In addition, steam coal realization improved modestly since the majority of steam coal production is sold under long-term contracts containing price escalation provisions.

Negotiations with metallurgical customers for the contract year which began April 1, 1997, are essentially complete. Price settlements to date have been slightly below those of the previous two years due to a softening in the metallurgical market. Coal Operations is continuing its strategy of participating in the metallurgical market when such participation will generate acceptable profitability and demonstrate long-term viability. As a result, Coal Operations adjusted, and will continue to adjust, metallurgical coal production levels as necessary in order to take advantage of opportunities to maximize metallurgical coal realization.

The current production cost of coal sold in the first quarter 1997 represents a $0.48 per ton decrease from the 1996 level due to lower costs at surface mines and a $1.0 million state credit for coal produced in Virginia. These savings were offset, in part, by higher costs at certain deep mines due to temporary adverse geological conditions. In addition, current production costs in 1996 were negatively impacted by severe winter weather and higher surface mine costs. Production in the 1997 quarter of 4.1 million tons, was essentially unchanged from the 4.2 million tons produced in 1996. Production levels for surface mines in 1997 have been adjusted to produce at or near contract levels in order to limit the exposure to the spot market. Production levels in 1996 were negatively impacted by severe winter weather. First quarter surface production accounted for 64% and 65% of total production in 1997 and 1996, respectively. Productivity of 37 tons per man day represented a 4% increase from the 1996 level.



                                       ---
                                       49

Non-coal margin which reflects earnings from the oil, gas and timber businesses, amounted to $0.7 million, up slightly from the $0.6 million recognized in the first quarter of 1996. Other operating income, primarily reflecting gains on sales of properties and equipment and third party royalties, amounted to $3.7 million in the first three months of 1997, $0.8 million higher than the comparable 1996 period.

Idle equipment and closed mine costs remained consistent at $0.3 million in both the 1997 and 1996 quarters. Inactive employee costs, which primarily represent long-term employee liabilities for pension and retiree medical costs, decreased by $0.7 million to $6.7 million in the 1997 first quarter. This favorable change primarily reflects lower premiums from the Coal Industry Retiree Health Benefit Act of 1992 and, to a lesser extent, the use of a higher long-term interest rate to calculate the present value of the long-term liabilities during 1997 compared to the rate used in 1996. Selling, general and administrative expenses declined in the first quarter of 1997 as a result of Coal Operations cost control efforts. These costs decreased $0.3 million (6%) in 1997 over the 1996 quarter.

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

In March 1996, a settlement was reached in the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows: $25.8 million upon dismissal of the Evergreen Case in March 1996 and the remainder of $24.0 million in installments of $7.0 million in 1996 and $8.5 million in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Company. The second payment of $7.0 million was paid in 1996 and was funded from cash provided by operating activities. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan.

As a result of the settlement of the Evergreen Case at an amount lower than previously accrued, the Company recorded a pretax benefit of $35.7 million ($23.2 million after tax) in the first quarter of 1996 in its consolidated financial statements.

In 1996, the Minerals Group adopted a new accounting standard, Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires companies to review assets for impairment whenever circumstances indicate that the carrying amount for an asset may not be recoverable. SFAS No. 121 resulted in a pretax charge to earnings in 1996 for Coal Operations of $29.9 million ($19.5 million after tax), of which $26.3 million was included in cost of sales and $3.6 million was included in selling, general and administrative expenses. Assets for which the impairment loss was recognized consisted of property, plant and equipment, advanced royalties and goodwill.



                                       ---
                                       50

Coal Operations continues cash funding for charges recorded in prior years for facility closure costs recorded as restructuring and other charges. The following table analyzes the changes in liabilities during the first quarter of 1997 for such costs:

                                                                                        Employee
                                                                          Mine      Termination,
                                                       Leased              and           Medical
                                                    Machinery            Plant               and
                                                          and          Closure         Severance
(In thousands)                                      Equipment            Costs             Costs             Total
-------------------------------------------------------------------------------------------------------------------

Balance as of December 31, 1996                       $   376           12,439            25,285            38,100
Payments                                                  132              699               321             1,152
-------------------------------------------------------------------------------------------------------------------

Balance as of March 31, 1997                          $   244           11,740            24,964            36,948
-------------------------------------------------------------------------------------------------------------------



Mineral Ventures
The following is a table of selected financial data for Mineral Ventures on a comparative basis:

(In thousands, except                                                                       Quarter Ended March 31
ounce and per ounce data)                                                                  1997               1996
-------------------------------------------------------------------------------------------------------------------


Stawell Gold Mine (50% direct interest):
   Gold sales                                                                        $    4,281              4,702
   Other revenue                                                                              9                 82
-------------------------------------------------------------------------------------------------------------------

Net sales                                                                                 4,290              4,784

Cost of sales                                                                             3,631              2,966
Selling, general and administrative expenses                                                298                262
-------------------------------------------------------------------------------------------------------------------

Total costs and expenses                                                                  3,929              3,228
-------------------------------------------------------------------------------------------------------------------

Operating profit-Stawell Gold Mine (50% direct interest)                                    361              1,556
Other operating expense, net (a)                                                           (816)              (382)
-------------------------------------------------------------------------------------------------------------------

Operating (loss) profit                                                              $     (455)             1,174
-------------------------------------------------------------------------------------------------------------------


Stawell Gold Mine:
   Mineral Ventures' 50% direct interest:
     Ounces sold                                                                         10,576             11,759
     Ounces produced                                                                     10,951             12,114
   Average per ounce sold (US$):
     Realization                                                                     $      405                400
     Cash cost                                                                              327                242
-------------------------------------------------------------------------------------------------------------------


(a) Includes $42 and $617 of non-Stawell related cost of sales and selling, general and administrative expenses, respectively, for the quarter ended March 31, 1997. Includes $1 and $526 of non-Stawell related cost of sales and selling, general and administrative expenses, respectively, for the quarter ended March 31, 1996. Such costs are reclassified to cost of sales and selling, general and administrative expenses for presentation in the Minerals Group income statement.


Mineral Ventures, which primarily consists of a 50% direct and a 17% indirect interest in the Stawell gold mine ("Stawell") in western Victoria, Australia, generated an operating loss of $0.5 million in the first quarter of 1997 as compared to an operating profit of $1.2 million in the 1996 period. Mineral Ventures' 50% direct interest in Stawell's operations generated net sales of $4.3 million in 1997 compared to $4.8 million in the first quarter of 1996 as the ounces of gold sold decreased from 11.8 thousand ounces to 10.6 thousand ounces (10%). Operating profits at Stawell of $0.4 million were $1.2 million lower than first quarter 1996 and were affected by an $85 per ounce increase (35%) in the cash cost of gold sold, which was partially offset by a $5 per ounce increase in the selling price of gold. Stawell's cost of gold sold in 1997 was negatively impacted by temporary unfavorable ground conditions which increased ore dilution causing a decrease in recovery and an increase in mine production costs. Accordingly, production decreased 1.2 thousand ounces to 11.0 thousand ounces in the first quarter of 1997.

                                       ---
                                       51

Other operating expense, net, which includes gold exploration costs and equity earnings from joint ventures, primarily consisting of Mineral Ventures 17% indirect interest in Stawell's operations, increased by $0.4 million, primarily due to joint venture losses. Gold exploration costs were essentially unchanged from 1996, and are being incurred by Mineral Ventures in Nevada and Australia with its joint venture partner.

In addition to its interests in Stawell, Mineral Ventures has a 17% indirect interest in the Silver Swan base metals property in Western Australia. During the second quarter of 1996, it was formally announced that this nickel deposit was going to be developed as an underground mine with production expected to commence in mid-1997.

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

Corporate Expenses
A portion of the Company's corporate general and administrative expenses and other shared services has been attributed to the Minerals Group based upon utilization and other methods and criteria which management believes to be a reasonable and an equitable estimate of the cost attributable to the Minerals Group. These attributions were $1.6 million and $1.4 million for the first quarter of 1997 and 1996, respectively.

Other Operating Income, Net
Other operating income, net for the first quarter of 1997 increased $0.5 million to $3.6 million from the $3.1 million recognized in the first quarter of 1996. Other operating income, net principally includes royalty income and gains and losses from sales of coal assets.

Interest Expense
Interest expense for the first quarter of 1997 decreased by $0.4 million to $2.6 million from $3.0 million in the first quarter of 1996. The decrease in interest expense in 1997 was the result of a lower average effective interest rate on outstanding debt.

Income Taxes
In both the 1997 and 1996 first quarters, a credit for income taxes was recorded despite the Minerals Group's generation of a pretax profit in 1996, due to tax benefits of percentage depletion which can be used by the Company.


FINANCIAL CONDITION

A portion of the Company's corporate assets and liabilities has been attributed to the Minerals Group based upon utilization of the shared services from which assets and liabilities are generated. Management believes this attribution to be a reasonable and an equitable estimate of the cost attributable to the Minerals Group.



                                       ---
                                       52

Cash Flow Requirements
Operating activities for the first quarter of 1997 used cash of $12.8 million, while operations in the first quarter of 1996 used cash of $22.1 million. The improvement in cash flow reflects higher levels of net income (excluding the effect of non-recurring items) combined with lower cash requirements for worker's compensation and other claims. Net income, noncash charges and changes in operating assets and liabilities in the 1996 first quarter were significantly affected by three nonrecurring items, a benefit from the settlement of the Evergreen case at an amount less than originally accrued, a charge related to the adoption of SFAS 121 and a benefit from the reversal of excess restructuring liabilities. These items had no effect on cash generated by operations. Cash flow used by operating activities combined with cash required for capital expenditures, payments to the Brink's and Burlington Groups, and the net costs of share activity, resulted in a net decrease in cash and cash equivalents of $1.7 million and a net increase of Minerals Group borrowings of $36.4 million.

The Minerals Group intends to fund future cash requirements during 1997 with anticipated cash flows from operations. Shortfalls, if any, will be financed through the Company's revolving credit agreements or through borrowings from the Brink's and Burlington Groups.

Capital Expenditures
Cash capital expenditures for the first quarter of 1997 totaled $7.5 million compared to $5.4 million in the 1996 first quarter, excluding equipment expenditures that have been or are expected to be financed through capital and operating leases. During the first quarter of 1997, Coal Operations and Mineral Ventures spent $6.7 million and $0.8 million, respectively, on capital expenditures. For the remainder of 1997, the Minerals Group's capital expenditures, excluding expenditures that have been or are expected to be financed through capital and operating leases, are expected to range between $25 million and $30 million.

Financing
The Minerals Group intends to fund capital expenditures during the remainder of 1997 primarily with anticipated cash flows from operating activities and through operating and capital leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements, short-term borrowing arrangements or borrowings from the Brink's and Burlington Groups.

The Company has a $350.0 million revolving credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million. As of March 31, 1997, borrowings of $100.0 million were outstanding under the term loan portion of the Facility with $59.7 million of additional borrowings outstanding under the remainder of the Facility. All outstanding amounts under the Facility at March 31, 1997 were attributed to the Minerals Group.

Debt
Total debt outstanding at March 31, 1997 was $161.7 million, an increase of $36.7 million from the $125.0 million outstanding at December 31, 1996. These increased borrowings, which funded cash flow requirements, were made primarily under the Facility.

Related Party Transactions
At March 31, 1997, under interest bearing borrowing arrangements, the Minerals Group owed the Brink's Group $12.3 million, a decrease of $11.7 million from the $24.0 million owed at December 31, 1996. The Minerals Group also owed the Burlington Group $1.7 million at the end of the first quarter of 1997, $6.0 million lower than the $7.7 million owed at year-end 1996.

At March 31, 1997, the Brink's Group owed the Minerals Group $23.2 million for tax payments representing the utilization of the Minerals Group's tax benefits by the Brink's Group, of which $10.0 million is expected to be paid within one year. Also at March 31, 1997, the Burlington Group owed the Minerals Group $24.1 million for tax payments representing the utilization of the Minerals Group's tax benefits by the Burlington Group, of which $11.0 million is expected to be paid in one year.



                                       ---
                                       53

Capitalization
The Company has three classes of common stock: Minerals Stock; Pittston Brink's Group Common Stock ("Brink's Stock") and Pittston Burlington Group Common Stock ("Burlington Stock") which were designed to provide shareholders with separate securities reflecting the performance of the Minerals Group, Brink's Group and Burlington Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting any of the Groups. The Minerals Group consists of the Coal Operations and Mineral Ventures operations of the Company. The Burlington Group consists of the Burlington Air Express Inc. ("Burlington") operations of the Company. The Brink's Group consists of the Brink's, Incorporated ("Brink's") and the Brink's Home Security, Inc. ("BHS") operations of the Company. The Company prepares separate financial statements for the Minerals, Brink's and Burlington Groups in addition to consolidated financial information of the Company.

Dividends
The Board of Directors of the Company intends to declare and pay dividends on Brink's Stock, Burlington Stock and Minerals Stock based on earnings, financial condition, cash flow and business requirements of the each of the Groups, respectively. Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its public debt and bank credit agreements, losses by the Brink's and/or the Burlington Group could affect the Company's ability to pay dividends in respect of stock relating to the Minerals Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount (as defined in the Company's Articles of Incorporation), which is adjusted by net income or losses and other equity transactions. At March 31, 1997, the Available Minerals Dividend Amount was at least $21.7 million.

During the first quarters of 1997 and 1996, the Board declared and the Company paid cash dividends of 16.25 cents per share of Minerals Stock. Dividends paid on the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") in the 1997 and 1996 first quarters totaled $0.9 million and $1.1 million, respectively.

The Company pays an annual cumulative dividend on its Convertible Preferred Stock of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefore, when, as and if declared by the Board. Such stock bears a liquidation preference of $500 per share, plus an attributed amount equal to accrued and unpaid dividends thereon.

Pending Accounting Change
The Minerals Group will implement a new accounting standard, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", in the fourth quarter of 1997. SFAS No. 128 will require the Minerals Group to report both basic and diluted earnings per share ("EPS") calculations as well as provide a reconciliation between basic and diluted EPS computations. SFAS No. 128 supersedes previous guidance from Accounting Principles Board Opinion ("APB") No. 15, "Earnings per Share". After the effective date, all prior-period EPS data presented will be restated to conform with the provisions of SFAS No. 128.


                                       ---
                                       54

                           Part II - Other Information



Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Registrant's annual meeting of shareholders was held on May 2, 1997.

(b)  Not required.

(c) The following persons were elected for terms expiring in 2000, by the following votes:

                                                   For                Withheld

            R. G. Ackerman                     57,518,088             1,466,869

            J. C. Farrell                      57,520,083             1,464,874

            R. H. Spilman                      57,511,277             1,473,680


     The selection of KPMG Peat Marwick LLP as independent certified public accountants to audit the accounts of the Registrant and its subsidiaries for the year 1997 was approved by the following vote:

                                                                         Broker
          For                 Against             Abstentions          Non-votes

      58,553,441              253,223               178,293               -0-


     Amendment of the Registrant's 1988 Stock Option Plan was approved by the following vote:

                                                                         Broker
           For                Against             Abstentions          Non-votes

      42,095,663             6,751,808              586,313            9,551,173

     As a result of the approval of the amendment by the shareholders, the total number of shares underlying options authorized for grant, but not yet granted, together with options granted but not yet exercised, under the 1988 Stock Option Plan is 3,664,064, 3,817,349 and 1,039,169 shares of
     Brink's Stock, Burlington Stock and Minerals Stock, respectively.

     Amendment of the Registrant's Non-Employee Directors' Stock Option Plan was approved by the following vote:

                                                                         Broker
            For               Against              Abstentions         Non-votes

       45,177,074            3,685,823               570,886           9,551,174

     As a result of the approval of the amendment by the shareholders, the total number of shares underlying options authorized for grant, but not yet granted, together with options granted but not yet exercised, under the Non-Employee Directors' Stock Option Plan is 295,879, 213,164 and 67,000 shares of Brink's Stock, Burlington Stock and Minerals Stock, respectively.



                                       ---
                                       55

     Amendment of the Registrant's Employee Stock Purchase Plan was approved by the following vote:

                                                                         Broker
            For               Against             Abstentions          Non-votes

       56,492,341            2,012,108              335,282              145,226


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit Number

     3(b) The Registrant's Bylaws, as amended through May 2, 1997.

     10(a)* Statement of Amendments of The Pittston  Company's 1988 Stock Option
          Plan. Incorporated by reference to Exhibit A to the Registrant's Proxy Statement filed March 28, 1997.

     10(b)* Statement  of  Amendments  of The  Pittston  Company's  Non-Employee
          Directors' Stock Option Plan. Incorporated by reference to Exhibit B to the Registrant's Proxy Statement filed March 28, 1997.

     10(c)* Statement  of Amendment of The  Pittston  Company's  Employee  Stock
          Purchase  Plan.   Incorporated  by  reference  to  Exhibit  C  to  the
          Registrant's Proxy Statement filed March 28, 1997.

     11   Statement re Computation of Per Share Earnings.

(b) A Report on Form 8-K was filed on January 23, 1997, with respect to fourth quarter 1996 earnings for each of Pittston Brink's Group Common Stock, Pittston Burlington Group Common Stock and Pittston Minerals Group Common Stock.



------------------

* Management contract or compensatory plan or arrangement.


                                       ---
                                       56

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                            THE PITTSTON COMPANY



May 15, 1997                                 G. R. ROGLIANO
                           -----------------------------------------------------
                                            (G. R. Rogliano)
                                          Senior Vice President
                                      (Duly Authorized Officer and
                                        Chief Accounting Officer)


                                       ---
                                       57