Form 10-Q
period 1997-06-30
PITTSTON CO
filed 1997-08-14
CIK 78890

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

         Yes  X    No ___

As of August 12, 1997, 41,129,679 shares of $1 par value Pittston Brink's Group Common Stock, 20,554,100 shares of $1 par value Pittston Burlington Group Common Stock and 8,405,908 shares of $1 par value Pittston Minerals Group Common Stock were outstanding.



                         Part I - Financial Information
                      The Pittston Company and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                                June 30                December 31
                                                                                   1997                       1996
-------------------------------------------------------------------------------------------------------------------

                                                                            (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                 $      59,997                     41,217
Short-term investments, at lower of cost or market                                1,712                      1,856
Accounts receivable (net of estimated amount uncollectible:
   1997 - $17,617; 1996 - $16,116)                                              504,628                    475,859
Inventories, at lower of cost or market                                          48,888                     37,127
Prepaid expenses                                                                 46,884                     32,798
Deferred income taxes                                                            48,245                     49,557
-------------------------------------------------------------------------------------------------------------------

Total current assets                                                            710,354                    638,414

Property, plant and equipment, at cost (net of depreciation, depletion
    and amortization: 1997 - $488,833; 1996 - $457,756)                         604,007                    540,851
Intangibles, net of amortization                                                300,266                    317,062
Deferred pension assets                                                         123,999                    124,241
Deferred income taxes                                                            54,698                     58,690
Other assets                                                                    163,822                    153,345
-------------------------------------------------------------------------------------------------------------------

Total assets                                                              $   1,957,146                  1,832,603
-------------------------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                                                     $      26,123                     31,669
Current maturities of long-term debt                                              5,626                      5,450
Accounts payable                                                                273,620                    271,296
Accrued liabilities                                                             275,974                    280,276
-------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                       581,343                    588,691

Long-term debt, less current maturities                                         265,665                    158,837
Postretirement benefits other than pensions                                     229,913                    226,697
Workers' compensation and other claims                                          112,747                    116,893
Deferred income taxes                                                            15,064                     15,075
Other liabilities                                                               121,799                    119,703
Shareholders' equity:
Preferred stock, par value $10 per share: Authorized: 2,000 shares
   $31.25 Series C Cumulative Convertible Preferred Stock;
   Issued:  1997 - 115 shares; 1996 - 115 shares                                  1,154                      1,154
Pittston Brink's Group Common Stock, par value $1 per share:
   Authorized: 100,000 shares;
   Issued: 1997 - 41,129 shares; 1996 - 41,296 shares                            41,129                     41,296
Pittston Burlington Group Common Stock, par value $1 per share:
   Authorized: 50,000 shares;
   Issued: 1997 - 20,578 shares; 1996 - 20,711 shares                            20,578                     20,711
Pittston Minerals Group Common Stock, par value $1 per share:
   Authorized: 20,000 shares;
   Issued: 1997 - 8,406 shares; 1996 - 8,406 shares                               8,406                      8,406
Capital in excess of par value                                                  410,190                    400,135
Retained earnings                                                               297,119                    273,118
Equity adjustment from foreign currency translation                             (27,827)                   (21,188)
Employee benefits trust, at market value                                       (120,134)                  (116,925)
-------------------------------------------------------------------------------------------------------------------

Total shareholders' equity                                                      630,615                    606,707
-------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                                $   1,957,146                  1,832,603
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.



                                       The Pittston Company and Subsidiaries
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (In thousands, except per share amounts)
                                                    (Unaudited)



                                                    Three Months Ended June 30            Six Months Ended June 30
                                                         1997             1996              1997              1996
-------------------------------------------------------------------------------------------------------------------


Net sales                                         $   157,812          175,268           316,695           345,520
Operating revenues                                    668,342          582,119         1,291,135         1,142,774
-------------------------------------------------------------------------------------------------------------------

Net sales and operating revenues                      826,154          757,387         1,607,830         1,488,294

Costs and expenses:
Cost of sales                                         153,836          169,444           307,248           365,329
Operating expenses                                    553,434          483,250         1,072,253           956,316
Restructuring and other credits,
   including litigation accrual                             -                -                 -           (37,758)
Selling, general and administrative expenses           94,455           71,026           170,098           143,322
-------------------------------------------------------------------------------------------------------------------

Total costs and expenses                              801,725          723,720         1,549,599         1,427,209
Other operating income, net                             2,875            7,243             6,451            10,058
-------------------------------------------------------------------------------------------------------------------

Operating profit                                       27,304           40,910            64,682            71,143
Interest income                                           991              811             2,010             1,336
Interest expense                                       (6,422)          (3,379)          (11,986)           (7,124)
Other expense, net                                     (1,899)          (2,009)           (4,288)           (4,406)
-------------------------------------------------------------------------------------------------------------------

Income before income taxes                             19,974           36,333            50,418            60,949
Provision for income taxes                              5,311           10,908            14,414            16,904
-------------------------------------------------------------------------------------------------------------------

Net income                                             14,663           25,425            36,004            44,045
Preferred stock dividends, net                           (902)             146            (1,803)             (919)
-------------------------------------------------------------------------------------------------------------------

Net income attributed to common shares            $    13,761           25,571            34,201            43,126
-------------------------------------------------------------------------------------------------------------------


Pittston Brink's Group:
Net income attributed to common shares            $    17,739           14,035            33,045            25,874
-------------------------------------------------------------------------------------------------------------------

Net income per common share                       $       .46              .37               .86               .68
-------------------------------------------------------------------------------------------------------------------

Cash dividend per common share                    $      .025             .025               .05               .05
-------------------------------------------------------------------------------------------------------------------


Pittston Burlington Group:
Net (loss) income attributed to common
   shares                                         $    (1,913)           8,746             3,175            12,507
-------------------------------------------------------------------------------------------------------------------

Net (loss) income per common share:
   Primary                                        $      (.10)             .46               .16               .65
   Fully diluted                                         (.10)             .46               .16               .65
-------------------------------------------------------------------------------------------------------------------

Cash dividends per common share                   $       .06              .06               .12               .12
-------------------------------------------------------------------------------------------------------------------


Pittston Minerals Group:
Net (loss) income attributed to common
   shares                                         $    (2,065)           2,790            (2,019)            4,745
-------------------------------------------------------------------------------------------------------------------

Net (loss) income per common share:
   Primary                                        $      (.26)             .35              (.25)              .60
   Fully diluted                                         (.26)             .27              (.25)              .57
-------------------------------------------------------------------------------------------------------------------

Cash dividends per common share                   $     .1625            .1625             .3250             .3250
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.





                                       The Pittston Company and Subsidiaries
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)



                                                                                          Six Months Ended June 30
                                                                                            1997              1996
-------------------------------------------------------------------------------------------------------------------


Cash flows from operating activities:
Net income                                                                            $   36,004            44,045
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Noncash charges and other write-offs                                                        -            29,948
   Depreciation, depletion and amortization                                               60,824            55,035
   Provision for aircraft heavy maintenance                                               16,382            16,067
   Provision for deferred income taxes                                                     5,117             9,362
   Provision for pensions, noncurrent                                                         72                98
   Provision for uncollectible accounts receivable                                         3,849             3,557
   Equity in earnings of unconsolidated affiliates, net of dividends received              1,326              (193)
   Other operating, net                                                                    5,223             3,066
   Change in operating  assets and  liabilities,  net of effects of acquisitions and dispositions:
      Increase in accounts receivable                                                    (15,870)          (17,999)
      Increase in inventories                                                            (11,677)           (2,365)
      Increase in prepaid expenses                                                       (12,390)           (2,738)
      Increase (decrease) in accounts payable and accrued liabilities                        490           (22,710)
      Increase in other assets                                                            (2,202)           (4,375)
      Increase (decrease) in other liabilities                                             2,210           (37,397)
      Decrease in workers' compensation and other claims, noncurrent                      (4,145)           (5,596)
      Other, net                                                                             329                22
-------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                 85,542            67,827
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Additions to property, plant and equipment                                               (82,236)          (78,004)
Aircraft heavy maintenance expenditures                                                  (19,350)           (9,713)
Proceeds from disposal of property, plant and equipment                                    3,698             8,262
Acquisitions, net of cash acquired, and related contingency payments                     (54,094)             (971)
Other, net                                                                                 6,996             4,181
-------------------------------------------------------------------------------------------------------------------

Net cash used by investing activities                                                   (144,986)          (76,245)
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Additions to debt                                                                        109,082            21,643
Reductions of debt                                                                       (18,263)           (8,550)
Repurchase of stock                                                                       (6,897)           (4,068)
Proceeds from exercise of stock options and employee stock purchase plan                   2,691             2,037
Dividends paid                                                                            (8,389)           (8,733)
Cost of stock proposal                                                                         -            (2,146)
-------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                                 78,224               183
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                      18,780            (8,235)
Cash and cash equivalents at beginning of period                                          41,217            52,823
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                            $   59,997            44,588
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.




                      The Pittston Company and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)


(1) The Pittston Company (the "Company") prepares consolidated financial statements in addition to separate financial statements for the Pittston Brink's Group (the "Brink's Group"), the Pittston Burlington Group (the "Burlington Group") and the Pittston Minerals Group (the "Minerals Group"). The Brink's Group consists of the Brink's, Incorporated ("Brink's") and Brink's Home Security, Inc. ("BHS") operations of the Company. The Burlington Group consists of the Burlington Air Express Inc. ("Burlington") operations of the Company. The Minerals Group consists of the Pittston Coal Company ("Coal Operations") and Pittston Mineral Ventures ("Mineral Ventures") operations of the Company. The Company's capital structure includes three issues of common stock; Pittston Brink's Group Common Stock ("Brink's Stock"), Pittston Burlington Group Common Stock ("Burlington Stock") and Pittston Minerals Group Common Stock ("Minerals Stock") which were designed to provide shareholders with separate securities reflecting the performance of the Brink's Group, Burlington Group and Minerals Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting any Group or the Company as a whole. Holders of Brink's Stock, Burlington Stock and Minerals Stock are shareholders of the Company, which is responsible for all liabilities. Financial developments affecting the Brink's Group, the Burlington Group or the Minerals Group that affect the Company's financial condition could affect the results of operations and financial condition of each of the Groups.

(2) The average common shares outstanding used in the net income per share computations were as follows:

                          Three Months Ended June 30           Six Months Ended June 30
                                  1997          1996                 1997          1996
-------------------------------------------------------------------------------------------------------------------

Brink's Stock                   38,230        38,152               38,209        38,105
Burlington Stock:
   Primary                      19,471        19,161               19,439        19,100
   Fully diluted                20,164        19,161               20,128        19,100
Minerals Stock:
   Primary                       8,068         7,866                8,035         7,844
   Fully diluted                 9,903         9,947                9,878         9,969
-------------------------------------------------------------------------------------------------------------------


     The average common shares outstanding used in the net income per share computations do not include the shares of Brink's Stock, Burlington Stock and Minerals Stock held in the Company's Employee Benefits Trust which totaled 2,877 (3,340 in 1996), 1,069 (1,540 in 1996) and 321 (491 in 1996),
     respectively, at June 30, 1997.

     Fully diluted net (loss) income per share for the Burlington Group for all periods presented is considered to be the same as primary since the effect of common stock equivalents was either antidilutive or insignificant.

     For the  quarter  and six months  ended June 30,  1997,  fully  diluted net
     (loss) income per share for the Minerals Group is considered to be the same as primary since the effect of common stock equivalents and the assumed conversion of preferred stock was either antidilutive or insignificant.

(3) Depreciation, depletion and amortization of property, plant and equipment in the second quarter and six-month period of 1997 totaled $24,837 ($22,368 in 1996) and $48,498 ($44,249 in 1996), respectively.


(4) Cash payments made for interest and income taxes (net of refunds received) were as follows:

                          Three Months Ended June 30           Six Months Ended June 30
                                  1997          1996                 1997          1996
-------------------------------------------------------------------------------------------------

Interest                    $    6,839         3,677               12,278         8,021
-------------------------------------------------------------------------------------------------

Income taxes                $   13,034         3,128               17,564         8,182
-------------------------------------------------------------------------------------------------



     During the six months ended June 30, 1997 and 1996, capital lease obligations of $1,766 and $493, respectively, were incurred for leases of property, plant and equipment.

     The acquisition of Cleton & Co. by the Burlington Group in June of 1997 had no impact on cash flows for the period ended June 30, 1997.

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

     In March 1996, a settlement was reached in the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows:
     $25,845 upon dismissal of the Evergreen Case and the remainder of $24,000 in installments of $7,000 in 1996 and $8,500 in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Company. The amount previously escrowed and accrued was included in "Short-term investments" and "Accrued liabilities" on the Company's balance sheet. The second payment of $7,000 was paid in 1996 and was funded from cash provided by operating activities. The third payment will be made in August 1997 and will also be funded from cash provided by operating activities. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan.

     As a result of the settlement of the Evergreen Case at an amount lower than previously accrued, the Company recorded a pretax benefit of $35,650
     ($23,173 after-tax) in the first quarter of 1996 in its consolidated financial statements.

(6) In 1996, the Company implemented a new accounting standard, Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires companies to review assets for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 resulted in a pretax charge to earnings in the first quarter of 1996 for Coal Operations of $29,948 ($19,466 after-tax), of which $26,312 was included in cost of sales and $3,636 was included in selling, general and administrative expenses.

(7) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Brink's Group and the BHS segment for the first six months of 1997 and 1996 by $2,368 and $2,176, respectively, and for the second quarter of 1997 and 1996 by $1,190 and $1,129, respectively. The effect of this change increased net income per common share of the Brink's Group by $0.04 in the first six months of both 1997 and 1996, and by $0.02 in the second quarter of both 1997 and 1996.

(8) Based on demonstrated retention of customers, BHS prospectively adjusted its annual depreciation rate for capitalized subscribers' installation costs beginning in 1997. This change more accurately matches depreciation expense with monthly recurring revenue generated from customers. This change in accounting estimate reduced depreciation expense for capitalized installation costs for the quarter and six months ended June 30, 1997 for the Brink's Group and the BHS segment by $2,132 and $4,222, respectively. The effect of this change increased net income of the Brink's Group in the second quarter and first six months of 1997 by $1,386 ($0.04 per common share) and $2,744 ($0.07 per common share), respectively.

(9) During the three months ended June 30, 1997 and 1996, the Company purchased 13 shares (at a cost of $374) and no shares, respectively, of Brink's Stock; no shares and 5 shares (at a cost of $93), respectively, of Burlington Stock; and no shares of Minerals Stock under the share repurchase program authorized by the Board of Directors of the Company (the "Board"). During the six months ended June 30, 1997 and 1996, the Company purchased 166 shares (at a cost of $4,347) and no shares, respectively, of Brink's Stock; 132 shares (at a cost of $2,550) and 5 shares (at a cost of $93), respectively, of Burlington Stock; and no shares of Minerals Stock under the share repurchase program. Subsequent to June 30, 1997 and through August 12, 1997, the Company repurchased 24 shares of Burlington Stock at a cost of $579.

(10) There were no Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") repurchases during the quarter and six months ended June 30, 1997. During the quarter and six months ended June 30, 1996, the Company purchased 11 shares (at a cost of $3,975) of the Convertible Preferred Stock. Preferred dividends included on the Company's Statement of Operations for the quarter and six months ended June 30, 1996, are net of $1,100 which is the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to holders of the stock.

(11) The Company will implement the following new accounting standards:

          Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", will be implemented in the fourth quarter of 1997. SFAS No. 128 will require the Company to report both basic and diluted earnings per share ("EPS") calculations as well as provide a reconciliation between basic and diluted EPS computations. SFAS No. 128 supersedes previous guidance from Accounting Principles Board Opinion ("APB") No. 15, "Earnings per Share". On the effective date, all prior-period EPS data presented will be restated to conform with the provisions of SFAS No. 128.

          SFAS No. 130, "Reporting Comprehensive Income", will be implemented in the first quarter of 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. With the exception of foreign currency translation adjustments, such changes are not significant to the Company.

          SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", will be implemented in the first quarter of 1998. SFAS No. 131 requires publicly-held companies to report financial and descriptive information about operating segments in financial statements issued to shareholders for interim and annual periods. The SFAS also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The adoption of this SFAS is not expected to have a material impact on the financial statements of the Company.

(12) Certain prior period amounts have been reclassified to conform to the current period's financial statement presentation.

(13) In the opinion of management, all adjustments have been made which are necessary for a fair presentation of results of operations for the periods reported herein. All such adjustments are of a normal recurring nature.





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


                              RESULTS OF OPERATIONS


                                                    Three Months Ended June 30            Six Months Ended June 30
(In thousands)                                           1997             1996              1997              1996
-------------------------------------------------------------------------------------------------------------------


Net sales and operating revenues:
Brink's                                           $   224,550          183,411           433,749           359,265
BHS                                                    44,225           38,644            86,410            75,350
Burlington                                            399,567          360,064           770,976           708,159
Coal Operations                                       154,073          169,896           308,666           335,364
Mineral Ventures                                        3,739            5,372             8,029            10,156
-------------------------------------------------------------------------------------------------------------------

Net sales and operating revenues                  $   826,154          757,387         1,607,830         1,488,294
-------------------------------------------------------------------------------------------------------------------


Operating profit:
Brink's                                           $    19,143           12,524            34,944            21,902
BHS                                                    13,273           11,401            26,052            22,503
Burlington                                               (565)          16,327            10,191            25,013
Coal Operations                                         1,232            5,190             4,855             9,567
Mineral Ventures                                       (1,310)             575            (1,765)            1,749
-------------------------------------------------------------------------------------------------------------------

Segment operating profit                               31,773           46,017            74,277            80,734
General corporate expense                              (4,469)          (5,107)           (9,595)           (9,591)
-------------------------------------------------------------------------------------------------------------------

Total operating profit                            $    27,304           40,910            64,682            71,143
-------------------------------------------------------------------------------------------------------------------



In the second quarter of 1997, the Company reported net income of $14.7 million compared with $25.4 million in the second quarter of 1996. Operating profit totaled $27.3 million in the 1997 second quarter compared with $40.9 million in the prior year second quarter. Increased operating profits at Brink's ($6.6 million) and BHS ($1.9 million) as well as lower general corporate expenses ($0.6 million), were offset by lower operating results at Burlington ($16.9 million, including a $12.5 million charge for consulting costs related to the redesign of Burlington's global business processes and new information systems architecture), Coal Operations ($4.0 million) and Mineral Ventures ($1.9 million).

In the first six months of 1997, the Company reported net income of $36.0 million compared with $44.0 million in the first six months of 1996. Operating profit totaled $64.7 million in the first six months of 1997 compared with $71.1 million in the prior year period. Coal Operations' first six months of 1996 earnings included three non-recurring items: a benefit from the settlement of the Evergreen Case at an amount lower than previously accrued ($35.7 million or $23.2 million after-tax); a charge related to a new accounting standard regarding the impairment of long-lived assets ($29.9 million or $19.5 million after-tax), and a benefit from the reversal of excess restructuring liabilities ($2.1 million or $1.4 million after-tax). Increased operating profits in the first six months of 1997 at Brink's ($13.0 million) and BHS ($3.5 million) were offset by decreases in operating results at Burlington ($14.8 million, including the $12.5 million charge), Coal Operations ($4.7 million) and Mineral Ventures ($3.5 million).

Brink's
The following is a table of selected financial data for Brink's on a comparative basis:

                                                    Three Months Ended June 30            Six Months Ended June 30
(In thousands)                                           1997             1996              1997              1996
-------------------------------------------------------------------------------------------------------------------


Operating revenues:
  North America (United States & Canada)          $   117,616          103,935           228,388           202,115
  International subsidiaries                          106,934           79,476           205,361           157,150
-------------------------------------------------------------------------------------------------------------------

Total operating revenues                          $   224,550          183,411           433,749           359,265

Operating expenses                                    175,441          149,143           342,497           292,651
Selling, general and administrative expenses           30,083           22,069            55,804            44,543
-------------------------------------------------------------------------------------------------------------------

Total costs and expenses                              205,524          171,212           398,301           337,194
Other operating income (expense), net                     117              325              (504)             (169)
-------------------------------------------------------------------------------------------------------------------

Operating profit:
  North America (United States & Canada)                9,657            8,161            17,411            14,091
  International operations                              9,486            4,363            17,533             7,811
-------------------------------------------------------------------------------------------------------------------

Total operating profit                            $    19,143           12,524            34,944            21,902
-------------------------------------------------------------------------------------------------------------------


Depreciation and amortization                     $     6,811            5,708            14,358            11,737
-------------------------------------------------------------------------------------------------------------------


Cash capital expenditures                         $    10,291            9,198            20,105            16,004
-------------------------------------------------------------------------------------------------------------------



Brink's consolidated revenues totaled $224.6 million in the second quarter of 1997 compared with $183.4 million in the second quarter of 1996. Brink's operating profit of $19.1 million in the second quarter of 1997 represented a $6.6 million (53%) increase over the $12.5 million operating profit reported in the prior year quarter. The revenue increase of $41.2 million (22%) in the 1997 second quarter was offset, in part, by an increase in operating expenses and selling, general and administrative expenses of $34.3 million and a decrease in other operating income of $0.2 million.

Revenues from North American operations (United States and Canada) increased $13.7 million (13%) to $117.6 million in the 1997 second quarter from $103.9 million in the prior year quarter. North American operating profit increased $1.5 million (18%) to $9.7 million in the current year quarter from $8.2 million in the second quarter of 1996. The operating profit improvement primarily resulted from improved armored car operations, which includes ATM servicing.

Revenues from international subsidiaries increased $27.4 million to $106.9 million in the 1997 second quarter from $79.5 million in the 1996 quarter. Operating profits from international subsidiaries and minority-owned affiliates amounted to $9.5 million in the current year quarter compared to $4.4 million in the prior year second quarter. More than half of these increases were due to the consolidation of the results of Brink's Venezuelan subsidiary, Custodia y Traslado de Valores C.A. ("Custravalca"), where Brink's increased its ownership from 15% to 61% during January 1997. The Latin America region, whose operating profits increased $3.9 million during the second quarter 1997, benefited from increased ownership positions in Venezuela and Peru. The region's results also improved due to increased profits in both Colombia and Chile, offset, in part, by lower results in Brazil and in start-up operations in Argentina. In Europe, operating profits increased $0.7 million due to improved performance in most countries. However, these improvements were offset, in large part, by unfavorable results of the 38% owned affiliate in France. The operating profits in the Asia Pacific region in the second quarter of 1997 were essentially unchanged from the comparable quarter of 1996. Operating profits from Brink's international diamond and jewelry operations increased slightly in the second quarter of 1997 versus the same period in 1996.

Brink's consolidated revenues totaled $433.7 million in the first six months of 1997 compared with $359.3 million in the first six months of 1996. Brink's operating profit of $34.9 million in the first six months of 1997 represented a $13.0 million (60%) increase over the $21.9 million operating profit reported in the prior year period. The revenue increase of $74.4 million (21%) in the first half of 1997 was offset, in part, by an increase in operating expenses and selling, general and administrative expenses of $61.1 million and a increase in other operating expense of $0.3 million.

Revenues from North American operations increased $26.3 million (13%) to $228.4 million in the first six months of 1997 from $202.1 million in the same period of 1996. North American operating profit increased $3.3 million (23%) to $17.4 million in the current year period from $14.1 million in the same period of 1996. The operating profit improvement for the six months of 1997 primarily resulted from improved armored car operations, which includes ATM servicing, and to a lesser extent, improved currency processing operations.

Revenues from international subsidiaries increased $48.2 million to $205.4 million in the first six months of 1997 from $157.2 million in the first six months of 1996. Operating profits from international subsidiaries and minority-owned affiliates amounted to $17.5 million in the current year period compared to $7.8 million in the prior year period. More than half of these increases were due to the consolidation of the results of Brink's Venezuelan subsidiary in the results of the Latin America region, where total operating profit increased $8.0 million in the first six months of 1997 as compared to 1996. Results in Latin America also benefited from improvements in Chile and Colombia offset, in part, by lower results in Brazil and start-up operations in Argentina. Operating profits in Europe increased $0.7 million in the first six months of 1997 due to improved results in most countries, which were largely offset by unfavorable results in France. Operating profits in the Asia Pacific region remained essentially unchanged, while Brink's international diamond and jewelry operations showed improved performance in the six month period ended June 30, 1997.

As mentioned above, Brink's increased its ownership in Custravalca from 15% to 61% in the first quarter of 1997 and in conjunction with this transaction, Brink's also acquired a further 31% interest in Brink's Peru S.A., increasing its ownership position in this affiliate to 36%. Brink's also acquired the remaining interests in Brink's Hong Kong and Brink's Holland, increasing ownership in these subsidiaries to 100%, and acquired additional interests in Brink's Bolivia and Brink's Taiwan during the first quarter.

Net interest and minority ownership expense partially offset by foreign translation gains associated with the Venezuelan acquisition was $2.3 million and $4.1 million in the second quarter and six-month period ended June 30, 1997, respectively, and offset more than half of the operating profit generated by this operation in each such period.



BHS
The following is a table of selected financial data for BHS on a comparative basis:

                                                    Three Months Ended June 30           Six Months Ended June 30
(Dollars in thousands)                                   1997             1996              1997             1996
-------------------------------------------------------------------------------------------------------------------


Operating revenues                                 $   44,225           38,644            86,410           75,350

Operating expenses                                     22,300           20,300            43,152           39,358
Selling, general and administrative expenses            8,652            6,943            17,206           13,489
-------------------------------------------------------------------------------------------------------------------

Total costs and expenses                               30,952           27,243            60,358           52,847
-------------------------------------------------------------------------------------------------------------------


Operating profit                                   $   13,273           11,401            26,052           22,503
-------------------------------------------------------------------------------------------------------------------


Depreciation and amortization                      $    7,116            7,422            13,782           14,244
-------------------------------------------------------------------------------------------------------------------


Cash capital expenditures                          $   17,559           15,151            34,079           30,049
-------------------------------------------------------------------------------------------------------------------


Annualized recurring revenues (a)                                                      $ 142,005          116,509
-------------------------------------------------------------------------------------------------------------------


Number of subscribers:
   Beginning of period                                464,007          395,676           446,505          378,659
   Installations                                       26,798           24,447            52,388           48,703
   Disconnects                                         (8,740)          (7,532)          (16,828)         (14,771)
-------------------------------------------------------------------------------------------------------------------

End of period                                         482,065          412,591           482,065          412,591
-------------------------------------------------------------------------------------------------------------------


(a) Annualized recurring revenues are calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for monitoring, maintenance and related services.


Revenues for BHS increased by $5.6 million (15%) to $44.2 million in the second quarter of 1997 from $38.6 million in the 1996 quarter. In the first six months of 1997, revenues for BHS increased by $11.0 million (15%) to $86.4 million from $75.4 million in the first six months of 1996. The increase in revenues in both periods was predominantly from higher ongoing monitoring and service revenues, reflecting a 17% increase in the subscriber base. As a result of such growth, annualized recurring revenues at the end of the second quarter of 1997 grew 22% over the amount in effect at the end of the second quarter of 1996. The increase in monitoring and service revenues was partially offset by a decrease in installation revenue. While the number of new security system installations has increased, the revenue per installation has decreased in both the three and six month periods ended June 30, 1997, as compared to the 1996 periods, due to continuing competitive installation pricing in the marketplace.

Operating profit of $13.3 million in the second quarter of 1997 represented an increase of $1.9 million (17%) compared to the $11.4 million earned in the 1996 second quarter. In the first six months of 1997, operating profit increased $3.6 million (16%) to $26.1 million from $22.5 million earned in the first six months of 1996. These increases included a $2.1 million and $4.2 million reduction in depreciation expense in the second quarter and first six months of 1997, respectively, resulting from a change in accounting estimate (discussed below). Operating profit for the quarter and six months ended June 30, 1997 was favorably impacted by the 17% growth in the subscriber base, higher average monitoring fees and the aforementioned change in depreciation, partially offset by increased account servicing and administrative expenses, which were a consequence of the larger subscriber base. Operating profit in the same respective periods of 1997 was also impacted by a $2.0 million and $3.4 million increase in net installation and marketing costs incurred and expensed. While these costs to obtain subscribers increased during the 1997 periods, the cash margins per subscriber generated from recurring revenues remained essentially unchanged between the 1997 and 1996 periods.

It is BHS' policy to depreciate capitalized subscriber installation expenditures over the estimated life of the security system based on subscriber retention percentages. BHS initially developed its annual depreciation rate based on information about subscriber retention which was available at the time. However, accumulated historical data about actual subscriber retention has indicated that approximately 50% of subscribers are still active after a period of ten years. Therefore, in order to reflect the higher demonstrated retention of subscribers, and to more accurately match depreciation expense with monthly recurring revenue generated from active subscribers, BHS prospectively adjusted its annual depreciation rate for capitalized subscriber installation costs in the first quarter of 1997. BHS will continue its practice of charging the remaining net book value of all capitalized subscriber installation expenditures to depreciation expense as soon as a system is identified for disconnection. This change in estimate reduced depreciation expense for capitalized installation costs in the second quarter and first six months of 1997 by $2.1 million and $4.2 million, respectively.



Burlington
The following is a table of selected financial data for Burlington on a comparative basis:

(In thousands - except per                          Three Months Ended June 30            Six Months Ended June 30
pound/shipment amounts)                                  1997             1996              1997              1996
-------------------------------------------------------------------------------------------------------------------


Operating revenues:
Domestic U.S.
   Expedited freight services                     $   144,668          133,952           281,340           262,732
   Other                                                1,890            1,434             3,612             2,102
-------------------------------------------------------------------------------------------------------------------

Total Domestic U.S.                                   146,558          135,386           284,952           264,834

International
   Expedited freight services                         192,731          172,461           373,622           342,176
   Customs clearances                                  31,663           30,362            59,300            58,776
   Ocean and other                                     28,615           21,855            53,102            42,373
-------------------------------------------------------------------------------------------------------------------

Total International                                   253,009          224,678           486,024           443,325

Total operating revenues                              399,567          360,064           770,976           708,159
-------------------------------------------------------------------------------------------------------------------


Operating expense                                     355,693          313,807           686,604           624,307
Selling, general and administrative                    45,298           30,448            75,689            59,580
-------------------------------------------------------------------------------------------------------------------

Total costs and expenses                              400,991          344,255           762,293           683,887
Other operating income, net                               859              518             1,508               741
-------------------------------------------------------------------------------------------------------------------

Operating (loss) profit:
   Domestic U.S.                                        3,498           10,029             7,615            13,737
   International                                        8,437            6,298            15,076            11,276
   Other (a)                                          (12,500)               -           (12,500)                -
-------------------------------------------------------------------------------------------------------------------

Total operating (loss) profit                     $      (565)          16,327            10,191            25,013
-------------------------------------------------------------------------------------------------------------------


Expedited freight services
   shipment growth rate                                  0.6%             3.4%              (0.6)%            4.4%

Expedited freight services weight growth rate:
   Domestic U.S.                                         3.1%             5.3%              2.0%              4.1%
   International                                         7.9%             6.5%              5.2%              7.9%
   Worldwide                                             5.7%             5.9%              3.7%              6.1%
-------------------------------------------------------------------------------------------------------------------


Expedited freight services
   weight (millions of pounds)                          372.6            352.6             723.1             697.2
Expedited freight services
   shipments (thousands)                                1,330            1,322             2,605             2,620
-------------------------------------------------------------------------------------------------------------------


Expedited freight services average:
   Yield (revenue per pound)                      $      .906             .869              .906              .868
   Revenue per shipment                           $       254              232               251               231
   Weight per shipment (pounds)                           280              267               278               266
-------------------------------------------------------------------------------------------------------------------


(a) Consulting expenses related to the redesign of Burlington's global business processes and new information systems architecture.


Burlington's second quarter operating loss, after the $12.5 million charge, amounted to $0.6 million, a decrease of $16.9 million from the $16.3 million operating profit reported in the second quarter of 1996. Worldwide revenues increased by 11% to $399.6 million from $360.1 million in the 1996 quarter. The $39.5 million growth in revenues principally reflects a 6% increase in worldwide expedited freight services pounds shipped, which reached 372.6 million pounds in the second quarter of 1997, combined with a 4% increase in yield on this volume. In addition, non-expedited freight services revenues, increased $8.5 million (16%) during the second quarter of 1997 as compared to the same quarter in 1996. Worldwide expenses, which include the $12.5 million charge, amounted to $401.0 million, $56.7 million (16%) higher than in the second quarter of 1996.

In the second quarter of 1997, Burlington's domestic revenues increased from $135.4 million to $146.6 million. This $11.2 million (8%) increase was primarily due to an increase of $10.7 million in domestic expedited freight services revenues. The higher level of domestic expedited freight services revenue in 1997 was due to a 3% increase in weight shipped combined with a 5% increase in the average yield. The yield increase is due to higher average pricing on both overnight and second-day freight, due in large part to a domestic shipment surcharge which was originally initiated in September 1996. This charge is designed to offset domestic operations cost increases which include Federal excise taxes on air cargo, higher jet fuel costs, a Federal fuel tax, and new FAA-mandated security and maintenance requirements. Domestic operating profit during the second quarter of 1997 decreased $6.5 million from the $10.0 million recorded in the second quarter of 1996. Domestic transportation costs in second quarter of 1996 benefitted from a reduction in Federal excise tax liabilities of approximately $3 million. Transportation costs in the second quarter of 1997 were also higher due to expenses associated with additional capacity designed to improve on time customer service and to meet rising demand in some of Burlington's high growth markets.

International revenues in the second quarter of 1997 increased $28.3 million (13%) to $253.0 million from the $224.7 million recorded in the second quarter of 1996. International expedited freight services revenue increased $20.3 million (12%) due to an 8% increase in weight shipped combined with a 4% increase in the average yield. The increase in the average yield on international expedited freight is primarily due to a fuel surcharge implemented by Burlington in March 1997 in reaction to a corresponding surcharge implemented by its third party transportation providers. Both of these international surcharges will be phased out during the remainder of 1997. In addition, international non-expedited freight services revenue increased $8.1 million (15%) in the second quarter of 1997 as compared to the same period in 1996. The increase primarily relates to increases in international shipment volume and the continued expansion of ocean freight services. International operating profit in the second quarter of 1997 increased $2.1 million (33%) from the $6.3 million recorded in the second quarter of 1996. Operating profit during the second quarter of 1997 benefitted from increased revenues combined with improved margins in both U.S. exports and ocean freight services.

Burlington operating profit for the first six months of 1997, after the $12.5 million charge, amounted to $10.2 million, a decrease of $14.8 million from the $25.0 million reported in the first six months of 1996. Worldwide revenues in the 1997 period increased 9% to $771.0 million from $708.2 million in the 1996 period. The $62.8 million growth in revenues principally reflects a 4% increase in worldwide expedited freight services pounds shipped, which reached 723.1 million pounds in the first half of 1997, combined with a 4% increase in yield on this volume. In addition, non-expedited freight services revenues, increased $12.8 million (12%) during the first six months of 1997 as compared to 1996. Worldwide expenses in the 1997 period, which include the $12.5 million charge, amounted to $762.3 million, $78.4 million (11%) higher than the 1996 period.

In the first six months of 1997, Burlington's domestic revenues increased from $264.8 million to $285.0 million. This $20.2 million (8%) increase was primarily due to an increase of $18.6 million in domestic expedited freight services revenues. The higher level of expedited freight services revenue in 1997 was due to a 2% increase in weight shipped combined with a 5% increase in the average yield. The increase in average yield on domestic expedited freight is due to a combination of higher average pricing and a slight increase in the proportion of overnight freight in the sales mix. The higher average pricing is due in large part to a domestic shipment surcharge which was originally initiated in September 1996. This charge is designed to offset domestic operations cost increases which include Federal excise taxes on air cargo, higher jet fuel costs, a Federal fuel tax, and new FAA-mandated security and maintenance requirements. Domestic operating profit during the first six months of 1997 decreased $6.1 million from the $13.7 million recorded in the first six months of 1996. Domestic operating profit in the first six months of 1996 benefitted from the reduction in Federal excise tax liabilities. In addition, domestic operating profit in the first six months of 1997 was also negatively impacted by higher transportation costs.

International revenues in the first six months of 1997 increased $42.7 million (10%) to $486.0 million from the $443.3 million recorded in the comparable period of 1996. International expedited freight services revenue increased $31.4 million (9%) due to an 5% increase in weight shipped combined with a 4% increase in the average yield. The increase in the average yield on international expedited freight is primarily due to the fuel surcharge implemented by Burlington in March 1997 in reaction to a corresponding surcharge implemented by its third party transportation providers. In addition, international non-expedited freight services revenue increased $11.3 million (11%) in the first six months of 1997 as compared to the same period in 1996. The increase primarily relates to increases in international shipment volume and the continued expansion of ocean freight services. International operating profit in the first six months of 1997 increased $3.8 million (34%) from the $11.3 million recorded in the comparable period of 1996. Operating profit during the first six months of 1997 benefitted from increased revenues combined with improved margins in both U.S. exports and ocean freight services.

In June 1997, Burlington completed its acquisition of Cleton & Co. ("Cleton"), a leading logistics provider in the Netherlands. Burlington acquired Cleton for the equivalent of US $10.7 million (paid in July 1997), the assumption of the equivalent of US $10 million of debt, and additional contingent payments ranging from the current equivalent of US $0 to US $18 million to be paid over the next three years based on certain performance criteria of Cleton.

As part of its ongoing efforts to further enhance service quality and improve efficiencies, Burlington has formed a Global Innovation Team composed of management from various regions assisted by two independent consulting firms. The team is reviewing Burlington's operating activities to better ensure that Burlington provides a high level of customer service in a cost efficient manner. A key component of this process is a review of Burlington's current information systems and technology needs on a global basis. The innovation team is responsible for optimizing Burlington's investment in technology to assure delivery of information systems to meet both customer and operational requirements. In connection with these efforts, Burlington recorded a charge of $12.5 million in the second quarter of 1997 which included most of the consulting fees and other project expenses incurred in the planning stage of the redesign program. Other cost and service improvement programs have been identified through this process and are expected to be implemented during the balance of 1997. Annualized cost savings from this phase of these initiatives are projected at $5 to $10 million.



Coal Operations
The following is a table of selected financial data for the Coal Operations on a comparative basis:

                                                    Three Months Ended June 30           Six Months Ended June 30
(In thousands)                                           1997             1996              1997             1996
-------------------------------------------------------------------------------------------------------------------


Net sales                                         $   154,073          169,896           308,666          335,364
-------------------------------------------------------------------------------------------------------------------


Cost of sales                                         150,144          165,306           299,883          358,224
Selling, general and
   administrative expenses                              4,775            5,509             9,711           14,381
Restructuring and other credits,
   including litigation accrual                             -                -                 -          (37,758)
-------------------------------------------------------------------------------------------------------------------

Total costs and expenses                              154,919          170,815           309,594          334,847
Other operating income, net                             2,078            6,109             5,783            9,050
-------------------------------------------------------------------------------------------------------------------

Operating profit                                        1,232            5,190             4,855            9,567
-------------------------------------------------------------------------------------------------------------------


Coal sales (tons):
   Metallurgical                                        1,823            1,954             3,714            3,999
   Utility and industrial                               3,294            3,831             6,523            7,403
-------------------------------------------------------------------------------------------------------------------

Total coal sales                                        5,117            5,785            10,237           11,402
-------------------------------------------------------------------------------------------------------------------


Production/purchased (tons):
   Deep                                                 1,324              991             2,426            2,053
   Surface                                              2,739            2,870             5,398            5,586
   Contract                                               373              459               736              854
-------------------------------------------------------------------------------------------------------------------

                                                        4,436            4,320             8,560            8,493
Purchased                                                 963            1,376             2,303            2,984
-------------------------------------------------------------------------------------------------------------------

Total                                                   5,399            5,696            10,863           11,477
-------------------------------------------------------------------------------------------------------------------



Coal Operations generated an operating profit of $1.2 million in the second quarter of 1997, compared to $5.2 million recorded in the 1996 second quarter. Operating profit in the 1996 quarter included a one-time benefit of $3.0 million related to litigation settlements, $1.0 million of additional tax credits relating to coal produced in Virginia and an additional $0.7 million of gains on asset sales.

Coal Operations had an operating profit of $4.9 million in the first six months of 1997 compared to an operating profit of $9.6 million in the prior year. Operating profit in the first six months of 1996 included the $3.0 million benefit for litigation settlement and an additional $0.5 million of gains on asset sales. In addition to these items, the first half of 1996 operating results also included a benefit of $35.7 million from the settlement of the Evergreen lawsuit at an amount lower than previously accrued and a $2.1 million benefit from the reversal of excess restructuring liabilities. These benefits were offset, in part, by a $29.9 million charge related to the implementation of a new accounting standard regarding the impairment of long-lived assets. This charge was included in cost of sales ($26.3 million) and selling, general and administrative expenses ($3.6 million). Excluding the three 1996 non-recurring items, operating profits from Coal Operations increased by $3.1 million in the 1997 period.

The following is a schedule of selected financial data for Coal Operations, excluding restructuring and other non-recurring items.

(In thousands,                                      Three Months Ended June 30           Six Months Ended June 30
except per ton amounts)                                  1997             1996              1997             1996
-------------------------------------------------------------------------------------------------------------------


Net coal sales (a)                                $   151,303          168,551           304,001          332,459
Current production cost
   of coal sold (a)                                   140,554          156,947           282,126          314,918
-------------------------------------------------------------------------------------------------------------------

Coal margin                                            10,749           11,604            21,875           17,541
Non-coal margin                                           527              249             1,245              857
Other operating income, net                             2,078            6,109             5,783            9,050
-------------------------------------------------------------------------------------------------------------------

Margin and other income                                13,354           17,962            28,903           27,448
-------------------------------------------------------------------------------------------------------------------

Other costs and expenses:
   Idle equipment and closed mines                        250              200               557              459
   Inactive employee cost                               7,097            7,063            13,780           14,487
   Selling, general and
   administrative expenses                              4,775            5,509             9,711           10,745
-------------------------------------------------------------------------------------------------------------------

Total other costs and expenses                         12,122           12,772            24,048           25,691
-------------------------------------------------------------------------------------------------------------------

Operating profit (before
   restructuring and other
   credits and SFAS No. 121) (b)                  $     1,232            5,190             4,855            1,757
-------------------------------------------------------------------------------------------------------------------

Coal margin per ton:
   Realization                                    $     29.57            29.14             29.70            29.16
   Current production costs                             27.47            27.13             27.56            27.62
-------------------------------------------------------------------------------------------------------------------

Coal margin                                       $      2.10             2.01              2.14             1.54
-------------------------------------------------------------------------------------------------------------------


(a) Excludes non-coal components.

(b) Restructuring and other credits in the six months ended June 30, 1996 consist of an impairment loss related to the implementation of SFAS No. 121 of $29,948 ($26,312 in cost of sales and $3,636 in selling, general and administrative expenses), a gain from the settlement of the Evergreen Case of $35,650 and a benefit from excess restructuring liabilities of $2,108. Both the gain from the Evergreen Case and the benefit from excess restructuring liabilities are included in the operating profit of Coal Operations as "Restructuring and other credits, including litigation accrual".


Sales volume of 5.1 million tons in the second quarter of 1997 was 0.7 million tons less than the 5.8 million tons sold in the prior year quarter. Compared to the second quarter of 1996, steam coal sales in 1997 decreased by 0.5 million tons (14%), to 3.3 million tons, and metallurgical coal sales declined by 0.2 million tons (7%), to 1.8 million tons. Steam coal sales represented 64% of total volume in 1997 and 66% in 1996.

Negotiations with metallurgical customers for the contract year which began April 1, 1997, resulted in price settlements below those of the previous two years due to a softening in the metallurgical market. Coal Operations is continuing its strategy of participating in the metallurgical market when such participation will generate acceptable profitability and demonstrate long-term viability. In addition, the steam coal market also remains relatively weak. As a result, Coal Operations adjusted, and will continue to adjust, its production levels and operating plans as necessary in order to address the challenges of these current markets.

Total coal margin of $10.7 million for the second quarter of 1997 represented a decrease of $0.9 million from the comparable period in 1996. The decline in coal margin reflects lower sales volume combined with an increase of $0.34 per ton in the current production cost of coal sold. These items were offset, in part, by an increase of $0.43 per ton in realization. The increase in average realization per ton was due, in part, to a favorable change in the coal sales mix which resulted in an increase in the average sales price per ton. In addition, steam coal realization improved modestly since the majority of steam coal production is sold under long-term contracts containing price escalation provisions.

The current production cost of coal sold increased $0.34 per ton to $27.47 per ton in the second quarter 1997 as compared to the 1996 period which included an additional $1.0 million ($0.20 per ton) of Virginia tax credits. The remaining increases primarily relate to higher deep mine and purchased coal costs in the second quarter of 1997. Production in the 1997 second quarter totaled 4.4 million tons, slightly higher (2%) than the 4.3 million tons produced in the 1996 second quarter. Second quarter surface production accounted for 63% and 68% of total production in 1997 and 1996, respectively. Productivity of 38 tons per man day remained consistent between the 1997 and 1996 quarters.

Non-coal margin, which reflects earnings from the oil, gas and timber businesses, amounted to $0.5 million in the second quarter of 1997, which was $0.3 million higher than in the second quarter of 1996. The increase largely reflects the impact of a favorable change in natural gas prices. Other operating income, primarily reflecting the benefits from sales of property and equipment and third party royalties, amounted to $2.1 million in the second quarter of 1997, $4.0 million less than in the comparable period of 1996. The 1996 second quarter included a one-time benefit of $3.0 million from litigation settlements and an additional $0.7 million of gains on asset sales.

Idle equipment and closed mine costs remained unchanged at $0.2 million in the 1997 and 1996 second quarters. Inactive employee costs, which primarily represent long-term employee liabilities for pension and retiree medical costs, also remained consistent at $7.1 million in the 1997 and 1996 second quarters. Selling, general and administrative expenses declined $0.7 million (13%) in the second quarter of 1997 over the 1996 comparable period as a result of Coal Operations cost control efforts.

Sales volume of 10.2 million tons in the first half of 1997 was 1.2 million tons less than the 11.4 million tons sold in the 1996 period due to market conditions discussed above. Metallurgical coal sales declined by 0.3 million tons (7%) to
3.7 million tons and steam coal sales decreased by 0.9 million tons (12%) to 6.5 million tons compared to the prior year. Steam coal sales represented 64% of the total 1997 sales volume, as compared to 65% in 1996.

For the first six months of 1997, coal margin was $21.9 million, an increase of $4.3 million over the 1996 period. Coal margin per ton increased to $2.14 per ton in the first six months of 1997 from $1.54 per ton for the same period of 1996, due to a combination of a $0.54 per ton increase in realization and a slight decrease in the current production cost of coal sold, $0.06 per ton. The increase in average realization per ton was due, in part, to a favorable change in the metallurgical coal sales mix which resulted in an increase in the average sales price per ton. In addition, steam coal realization improved modestly since the majority of steam coal production is sold under long-term contracts containing price escalation provisions.

The current production cost of coal sold for the first half of 1997 was $27.56 per ton as compared to $27.62 per ton for the first half of 1996. This decrease is essentially due, in 1996, to the negative impact of severe winter weather and higher surface mine costs. Production for the year-to-date 1997 period totaled
8.6 million tons, a slight increase from the 1996 period production of 8.5 million tons. Surface production accounted for 64% and 67% of the total volume in the 1997 and 1996 periods, respectively. Productivity of 37 tons per man day remained consistent between the 1997 and 1996 periods.

The non-coal margin was $1.2 million for the first half of 1997, an increase of $0.4 million due to improved natural gas prices over the 1996 period. Other operating income was $5.8 million for the 1997 period, a decrease of $3.3 million from the 1996 period. The 1996 period included a one-time benefit of $3.0 million for litigation settlements and an additional $0.5 million of gains on asset sales.

Idle equipment and closed mine costs were consistent between the first half of 1997 and 1996, increasing only $0.1 million. Inactive employee costs, which primarily represent long-term employee liabilities for pension and retiree medical costs, decreased by $0.7 million to $13.8 million in the 1997 six months. This favorable change reflects lower premiums from the Coal Industry Retiree Health Benefit Act of 1992 and, to a lesser extent, the use of a higher long-term interest rate to calculate the present value of the long-term liabilities during 1997 compared to the rate used in 1996. Selling, general and administrative expenses declined by $1.0 million (10%) in the six months of 1997 as compared to the 1996 period, as a result of Coal Operations cost control efforts.

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

In March 1996, a settlement was reached in the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows: $25.8 million upon dismissal of the Evergreen Case in March 1996 and the remainder of $24.0 million in installments of $7.0 million in 1996 and $8.5 million in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Company. The second payment of $7.0 million was paid in 1996 and was funded from cash provided by operating activities. The third payment will be paid in August 1997 and will be funded from cash provided by operating activities. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan.

As a result of the settlement of the Evergreen Case at an amount lower than previously accrued, the Company recorded a pretax benefit of $35.7 million ($23.2 million after-tax) in the first quarter of 1996 in its consolidated financial statements.

In 1996, the Minerals Group adopted a new accounting standard, Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires companies to review assets for impairment whenever circumstances indicate that the carrying amount for an asset may not be recoverable. SFAS No. 121 resulted in a pretax charge to earnings in 1996 for Coal Operations of $29.9 million ($19.5 million after-tax), of which $26.3 million was included in cost of sales and $3.6 million was included in selling, general and administrative expenses. Assets for which the impairment loss was recognized consisted of property, plant and equipment, advanced royalties and goodwill.

Coal Operations continues cash funding for charges recorded in prior years for facility closure costs recorded as restructuring and other charges. The following table analyzes the changes in liabilities during the first six months of 1997 for such costs:

                                                                                        Employee
                                                                          Mine      Termination,
                                                       Leased              and           Medical
                                                    Machinery            Plant               and
                                                          and          Closure         Severance
(In thousands)                                      Equipment            Costs             Costs             Total
------------------------------------------------------------------------------------------------------------------

Balance as of December 31, 1996                       $   376           12,439            25,285            38,100
Payments                                                  263            1,013               781             2,057
-------------------------------------------------------------------------------------------------------------------

Balance as of June 30, 1997                           $   113           11,426            24,504            36,043
-------------------------------------------------------------------------------------------------------------------



Mineral Ventures
The following is a table of selected financial data for Mineral Ventures on a comparative basis:


(In thousands, except ounce                         Three Months Ended June 30           Six Months Ended June 30
and per ounce data)                                      1997             1996              1997             1996
-------------------------------------------------------------------------------------------------------------------


Stawell Gold Mine:
   Gold sales                                      $    3,719            5,404             8,000            10,106
   Other revenue (expense)                                 20              (32)               29                50
-------------------------------------------------------------------------------------------------------------------

Net sales                                               3,739            5,372             8,029            10,156

Cost of sales (a)                                       3,666            4,139             7,297             7,105
Selling, general and
   administrative expenses (a)                            381              272               679               534
-------------------------------------------------------------------------------------------------------------------

Total costs and expenses                                4,047            4,411             7,976             7,639
-------------------------------------------------------------------------------------------------------------------

Operating profit (loss)-Stawell
   Gold Mine                                             (308)             961                53             2,517
Other operating expense, net                           (1,002)            (386)           (1,818)             (768)
-------------------------------------------------------------------------------------------------------------------

Operating (loss) profit                            $   (1,310)             575            (1,765)            1,749
-------------------------------------------------------------------------------------------------------------------


Stawell Gold Mine:
   Mineral Ventures' 50% direct share:
     Ounces sold                                        9,665           12,841            20,241            24,600
     Ounces produced                                    9,315           11,868            20,266            23,982
   Average per ounce sold (US$):
     Realization                                   $      385              421               395               411
     Cash cost                                            370              304               348               275
-------------------------------------------------------------------------------------------------------------------


(a) Excludes $26 and $797, and $68 and $1,414, of non-Stawell related cost of sales and selling, general and administrative expenses for the quarter and six months ended June 30, 1997, respectively. Excludes $678 and $1,204, of non-Stawell related selling, general and administrative expenses for the quarter and six months ended June 30, 1996, respectively. Such costs are reclassified to cost of sales and selling, general and administrative expenses in the Minerals Group income statement.


Mineral Ventures, which primarily consists of a 50% direct and a 17% indirect interest in the Stawell gold mine ("Stawell") in western Victoria, Australia, generated an operating loss of $1.3 million in the second quarter of 1997 as compared to an operating profit of $0.6 million in the 1996 quarter. Mineral Ventures' 50% direct interest in Stawell's operations generated net sales of $3.7 million in the second quarter of 1997 compared to $5.4 million in the 1996 period as the ounces of gold sold decreased from 12.8 thousand ounces to 9.7 thousand ounces (24%). The operating loss at Stawell of $0.3 million was $1.3 million lower than the operating profit of $1.0 million in the second quarter of 1996 and was affected by a $66 per ounce increase (22%) in the cash cost of gold sold combined with a $36 per ounce decrease (9%) in the selling price of gold. Stawell's costs in the second quarter of 1997 were negatively impacted by lower production and higher costs associated with the collapse of a new ventilation shaft during its construction. No injuries were associated with the collapse and the potential for rehabilitating the shaft is being evaluated.

During the first six months of 1997, Mineral Ventures generated an operating loss of $1.8 million as compared to an operating profit of $1.7 million in the 1996 period. Mineral Ventures' 50% direct interest in Stawell's operations generated net sales of $8.0 million in the first half of 1997 compared to $10.2 million in the 1996 period as the ounces of gold sold decreased from 24.6 thousand ounces to 20.2 thousand ounces (18%). The operating profit at Stawell of $0.1 million was $2.4 million lower than the operating profit of $2.5 million in the first half of 1996 and was affected by a $73 per ounce increase (27%) in the cash cost of gold sold combined with a $16 per ounce decrease (4%) in the selling price of gold. Stawell's costs in the first half of 1997 were negatively impacted by temporary unfavorable ground conditions and the collapse of a new ventilation shaft during its construction resulting in lower production and higher costs.

Subsequent to June 30, 1997, the market price of gold continued to decline. In early July 1997, in reaction to this decline, Mineral Ventures closed a gold forward sale hedge position relating to 16,397 ounces and realized proceeds of $2.6 million. These proceeds, which equate to approximately $160 per ounce, will be recognized for accounting purposes as the 16,397 ounces of gold are sold in the market.

Other operating expense, net, which includes gold exploration costs and equity earnings from joint ventures, primarily consisting of Mineral Ventures 17%
indirect interest in Stawell's operations, increased by $0.6 million and $1.0 million in the second quarter and first six months of 1997, respectively, primarily due to joint venture losses. Gold exploration costs increased slightly from 1996, and are being incurred by Mineral Ventures in Nevada and Australia with its joint venture partner.

In addition to its interest in Stawell, Mineral Ventures has a 17% indirect interest in the Silver Swan base metals property in Western Australia. The initial mining and commissioning of Silver Swan has proceeded according to expectations and the complex is now operational.

Foreign Operations
A portion of the  Company's  financial  results is derived  from  activities  in several  foreign  countries,  each  with a local  currency  other  than the U.S.
dollar. Because the financial results of the Company are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The Company's international activity is not concentrated in any single currency, which limits the risks of foreign currency rate fluctuation. In addition, these rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The Company routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Company uses foreign currency forward contracts to hedge the risks associated with such transactions. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. In addition, cumulative translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. Subsidiaries in Brazil and Venezuela and an affiliate in Mexico operate in such highly inflationary economies.

The Company is subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, controls on repatriation of earnings and capital, nationalization, political instability, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Company cannot be predicted.

Other Operating Income, Net
Other operating income, net, includes the Company's share of net earnings of unconsolidated affiliates, primarily equity affiliates of Brink's, royalty income and gains and losses from sales of coal assets. Other operating income, net, decreased $4.4 million and $3.6 million in the second quarter and first six months of 1997, respectively, as compared to the same periods in 1996. These decreases are primarily attributable to a $3.0 million benefit from litigation settlements and additional gains on sales of coal assets in the 1996 periods.

Interest Expense
Interest expense increased $3.0 million to $6.4 million in the second quarter of 1997 from $3.4 million in the prior year quarter, and in the first six months of 1997, increased $4.9 million to $12.0 million from $7.1 million in the first six months of 1996. These increases are due to higher total borrowings related to capital expenditures and acquisitions as well as higher average interest rates attributed to foreign borrowings.

Income Taxes
In both 1997 and 1996 periods presented, the provision for income taxes was less than the statutory federal income tax rate of 35% due to the tax benefits of percentage depletion and lower taxes on foreign income, partially offset by provisions for goodwill amortization and state income taxes. Based on the Company's historical and expected taxable earnings, management believes it is more likely than not that the Company will realize the benefit of the existing deferred tax asset at June 30, 1997.


FINANCIAL CONDITION

Cash Flow Requirements
Cash provided by operating activities during the first six months of 1997 totaled $85.5 million compared with $67.8 million in the first six months of 1996. Net income, noncash charges and changes in operating assets and liabilities in the first six months of 1996 were significantly affected by three non-recurring items: a benefit from the settlement of the Evergreen case at an amount less than originally accrued; a charge related to the implementation of SFAS No. 121; and a benefit from the reversal of excess restructuring liabilities. These items had no effect on cash generated by operations in the first six months of 1996. The initial payment of $25.8 million related to the Evergreen case settlement was entirely funded by an escrow account previously established by the Company. The increase in cash generated by operating activities during 1997 is primarily attributable to lower funding requirements for operating assets and liabilities. Cash generated from operations was not sufficient to fund investing activities, primarily capital expenditures, acquisitions, and aircraft heavy maintenance. As a result of these items and funds used for share activities, the Company increased its net cash borrowings by approximately $91 million. The combination of these activities increased cash and cash equivalents by $18.8 million.

Capital Expenditures
Cash capital expenditures for the first six months of 1997 totaled $82.2 million, $4.2 million higher than in the comparable period in 1996. Of the 1997 amount, $20.1 million was spent by Brink's, $34.1 million was spent by BHS, $10.9 million was spent by Burlington, $14.6 million was spent by Coal Operations and $2.4 million was spent by Mineral Ventures. For the remainder of 1997, company-wide capital expenditures are expected to range between $118 and $130 million. The foregoing amounts exclude expenditures that have been or are expected to be financed through capital and operating leases, and any acquisition expenditures.

Financing
The Company intends to fund its capital expenditure requirements during the remainder of 1997 with anticipated cash flows from operating activities and through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or other borrowing arrangements.

Total outstanding debt amounted to $297.4 million at June 30, 1997, up from $196.0 million at year-end 1996. The $101.4 million increase primarily reflects additional cash required to fund capital expenditures and acquisitions. The acquisition of Cleton & Co. by the Burlington Group in June of 1997 had no impact on cash flows for the period ended June 30, 1997.

The Company has a $350 million revolving credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100 million term loan and also permits additional borrowings, repayments, and reborrowings of up to an aggregate of $250 million. As of June 30, 1997, borrowings of $100.0 million were outstanding under the term loan portion of the Facility and $79.5 million of additional borrowings were outstanding under the remainder of the Facility.

In connection with its acquisition of Custravalca, Brink's entered into a borrowing arrangement with a syndicate of local Venezuelan banks. The borrowings consisted of a long-term loan denominated in the local currency equivalent of US $40 million and a $10 million short-term loan denominated in U.S. dollars. The long-term portion of the loan bears interest based on the Venezuelan prime rate and is payable in installments through the year 2000. The short-term loan of $10 million has subsequently been repaid. As of June 30, 1997, total borrowings under this arrangement were the equivalent of US $39.8 million.

Off-Balance Sheet Instruments
During July 1997, Mineral Ventures closed a gold forward sale hedge position and realized proceeds of $2.6 million, which will be recognized over the next 16,397 ounces of gold sales. After closing out the aforementioned position, approximately 9% of Mineral Ventures' recoverable proven and probable reserves had been sold forward under forward sales contracts that mature periodically through early-1998.

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

During the three months ended June 30, 1997 and 1996, 13 shares (at a cost of $0.4 million) and no shares, respectively, of Brink's Stock; no shares and 5 shares (at a cost of $0.1 million), respectively, of Burlington Stock; and no shares of Minerals Stock, were repurchased under the share repurchase program approved by the Board of Directors of the Company (the "Board"). During the six months ended June 30, 1997 and 1996, 166 shares (at a cost of $4.3 million) and no shares, respectively, of Brink's Stock; 132 shares (at a cost of $2.6 million) and 5 shares (at a cost of $0.1 million), respectively, of Burlington Stock; and no shares of Minerals Stock, were repurchased under the share repurchase program. Subsequent to June 30, 1997 and through August 12, 1997, the Company repurchased 24 shares of Burlington Stock at a cost of $0.6 million.

During the quarter and six months ended June 30, 1997, the Company repurchased no shares of its Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock"). During the quarter and six months ended June 30, 1996, the Company repurchased 11 shares of its Convertible Preferred Stock at a total cost of $4.0 million.

Dividends
The Board intends to declare and pay dividends on Brink's Stock, Burlington Stock and Minerals Stock based on the earnings, financial condition, cash flow and business requirements of the Brink's Group, Burlington Group and the Minerals Group, respectively. Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its public debt and bank credit agreements, losses by one Group could affect the Company's ability to pay dividends in respect of stock relating to the other Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount as defined in the Company's Articles of Incorporation. At June 30, 1997, the Available Minerals Dividend Amount was at least $17.9 million.

During the first six months of 1997 and 1996, the Board declared and the Company paid cash dividends of 32.5 cents per share of Minerals Stock, 5 cents per share of Brink's Stock and 12 cents per share of Burlington Stock. Dividends paid on the Convertible Preferred Stock in the first six months of 1997 and 1996 were $1.8 million and $2.0 million, respectively. Preferred dividends included on the Company's Statement of Operations for the quarter and six months ended June 30, 1996, are net of $1.1 million, which was the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to holders of the stock for stock repurchases.

The Company pays an annual cumulative dividend on its Convertible Preferred Stock of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefore, when, as and if declared by the Board. Such stock bears a liquidation preference of $500 per share, plus an attributed amount equal to accrued and unpaid dividends thereon.

Pending Accounting Change
The Company will implement the following new accounting standards:

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", will be implemented in the fourth quarter of 1997. SFAS No. 128 will require the Company to report both basic and diluted earnings per share ("EPS") calculations as well as provide a reconciliation between basic and diluted EPS computations. SFAS No. 128 supersedes previous guidance from Accounting Principles Board Opinion ("APB") No. 15, "Earnings per Share". On the effective date, all prior-period EPS data presented will be restated to conform with the provisions of SFAS No. 128.

     SFAS No. 130, "Reporting Comprehensive Income", will be implemented in the first quarter of 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. With the exception of foreign currency translation adjustments, such changes are not significant to the Company.

     SFAS No. 131,  "Disclosures  about  Segments of an  Enterprise  and Related
     Information", will be implemented in the first quarter of 1998. SFAS No. 131 requires publicly-held companies to report financial and descriptive information about operating segments in financial statements issued to shareholders for interim and annual periods. The SFAS also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The adoption of this SFAS is not expected to have a material impact on the financial statements of the Company.

Forward Looking Information
Certain of the matters discussed herein, including statements regarding the expected benefits from Burlington redesign initiatives, involve forward looking information which is subject to known and unknown risks and uncertainties which could cause actual results to differ materially from those which are anticipated. Such risks and uncertainties include, but are not limited to, overall economic and business conditions, the demand for the Company's products and services, geological conditions, pricing and other competitive factors in the industry, new government regulations, the implementation of systems initiatives and the integration of acquisitions.




                                              Pittston Brink's Group
                                                  BALANCE SHEETS
                                                  (In thousands)



                                                                                June 30                December 31
                                                                                   1997                       1996
-------------------------------------------------------------------------------------------------------------------

                                                                            (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                   $    25,969                     20,012
Short-term investments, at lower of cost or market                                1,712                      1,856
Accounts receivable (net of estimated amount uncollectible:
   1997 - $6,922; 1996 - $4,970)                                                145,474                    124,928
Receivable - Pittston Minerals Group                                                  -                     14,027
Inventories, at lower of cost or market                                           2,681                      3,073
Prepaid expenses                                                                 22,380                     11,680
Deferred income taxes                                                            14,407                     14,481
-------------------------------------------------------------------------------------------------------------------

Total current assets                                                            212,623                    190,057

Property, plant and equipment, at cost (net of accumulated
   depreciation and amortization: 1997 - $260,646;
   1996 - $240,741)                                                             315,297                    256,759
Intangibles, net of amortization                                                 16,586                     28,162
Investment in and advances to unconsolidated affiliates                          29,459                     26,594
Deferred pension assets                                                          32,854                     33,670
Deferred income taxes                                                             2,293                      2,120
Other assets                                                                     18,089                     14,303
-------------------------------------------------------------------------------------------------------------------

Total assets                                                                $   627,201                    551,665
-------------------------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term borrowings                                                       $     1,369                      1,751
Current maturities of long-term debt                                              2,098                      2,139
Accounts payable                                                                 35,297                     36,995
Accrued liabilities                                                             104,613                     98,507
Payable - Pittston Minerals Group                                                 3,056                          -
-------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                       146,433                    139,392

Long-term debt, less current maturities                                          46,491                      5,542
Postretirement benefits other than pensions                                       4,008                      3,835
Workers' compensation and other claims                                           11,397                     11,056
Deferred income taxes                                                            38,998                     38,539
Payable - Pittston Minerals Group                                                 5,155                      8,760
Minority interests                                                               23,474                     22,929
Other liabilities                                                                 9,643                      8,234
Shareholder's equity                                                            341,602                    313,378
-------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholder's equity                                  $   627,201                    551,665
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.



                                              Pittston Brink's Group
                                             STATEMENTS OF OPERATIONS
                                     (In thousands, except per share amounts)
                                                    (Unaudited)



                                                    Three Months Ended June 30            Six Months Ended June 30
                                                         1997             1996              1997              1996
-------------------------------------------------------------------------------------------------------------------


Operating revenues                                $   268,775          222,055           520,159           434,615

Costs and expenses:
Operating expenses                                    197,741          169,443           385,649           332,009
Selling, general and administrative
   expenses                                            40,296           30,784            76,359            61,359
-------------------------------------------------------------------------------------------------------------------

Total costs and expenses                              238,037          200,227           462,008           393,368
Other operating income (expense), net                     117              325              (504)             (169)
-------------------------------------------------------------------------------------------------------------------

Operating profit                                       30,855           22,153            57,647            41,078
Interest income                                           553              755             1,206               989
Interest expense                                       (2,664)            (518)           (4,903)             (985)
Other expense, net                                     (1,447)          (1,155)           (3,105)           (2,172)
-------------------------------------------------------------------------------------------------------------------

Income before income taxes                             27,297           21,235            50,845            38,910
Provision for income taxes                              9,558            7,200            17,800            13,036
-------------------------------------------------------------------------------------------------------------------

Net income                                        $    17,739           14,035            33,045            25,874
-------------------------------------------------------------------------------------------------------------------


Net income per common share                       $       .46              .37               .86               .68
-------------------------------------------------------------------------------------------------------------------

Cash dividends per common share                   $      .025             .025               .05               .05
-------------------------------------------------------------------------------------------------------------------

Average common shares outstanding                      38,230           38,152            38,209            38,105
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.



                                              Pittston Brink's Group
                                             STATEMENTS OF CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)



                                                                                          Six Months Ended June 30
                                                                                            1997              1996
-------------------------------------------------------------------------------------------------------------------


Cash flows from operating activities:
Net income                                                                            $   33,045            25,874
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                          28,218            26,051
   Provision (credit) for deferred income taxes                                            1,184            (1,234)
   Provision for pensions, noncurrent                                                        790               245
   Provision for uncollectible accounts receivable                                         2,124             1,974
   Equity in earnings of unconsolidated affiliates, net of dividends received                834               355
   Other operating, net                                                                    4,657             2,845
   Change in operating assets and liabilities, net of the effects of acquisitions and dispositions:
      Increase in accounts receivable                                                     (5,852)           (3,852)
      Decrease in inventories                                                                391               219
      Increase in prepaid expenses                                                        (5,429)           (3,579)
      (Decrease) increase in accounts payable and accrued liabilities                     (3,745)            1,295
      Increase in other assets                                                            (2,008)           (2,496)
      Increase (decrease) in other liabilities                                               672              (209)
      Other, net                                                                            (453)              564
-------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                 54,428            48,052
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Additions to property, plant and equipment                                               (54,234)          (47,472)
Proceeds from disposal of property, plant and equipment                                    1,209               475
Acquisitions, net of cash acquired, and related contingency payments                     (53,303)               --
Other, net                                                                                 6,834             1,180
-------------------------------------------------------------------------------------------------------------------

Net cash used by investing activities                                                    (99,494)          (45,817)
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Additions to debt                                                                         52,380               296
Reductions of debt                                                                       (11,878)           (5,327)
Payments from Minerals Group                                                              15,083             2,670
Proceeds from exercise of stock options and employee stock purchase plan                   1,613               722
Dividends paid                                                                            (1,828)           (1,883)
Repurchase of common stock                                                                (4,347)               --
Cost of stock proposal                                                                         -            (1,073)
-------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by financing activities                                          51,023            (4,595)
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                       5,957            (2,360)
Cash and cash equivalents at beginning of period                                          20,012            21,977
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                            $   25,969            19,617
-------------------------------------------------------------------------------------------------------------------


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

(2) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Brink's Group and the BHS segment for the first six months of 1997 and 1996 by $2,368 and $2,176, respectively and for the second quarter of 1997 and 1996 by $1,190 and $1,129, respectively. The effect of this change increased net income per common share of the Brink's Group by $0.04 in the first six months of 1997 and 1996, and by $0.02 in the second quarter of 1997 and 1996.

(3) Based on demonstrated retention of customers, BHS prospectively adjusted its annual depreciation rate for capitalized subscribers' installation costs beginning in 1997. This change more accurately matches depreciation expense with monthly recurring revenue generated from customers. This change in accounting estimate reduced depreciation expense for capitalized installation costs for the quarter and six months ended June 30, 1997 for the Brink's Group and the BHS segment by $2,132 and $4,222, respectively. The effect of this change increased net income of the Brink's Group in the second quarter and first six months of 1997 by $1,386 ($0.04 per common share) and $2,744 ($0.07 per common share), respectively.

(4) Depreciation and amortization of property, plant and equipment in the second quarter and six-month period of 1997 totaled $13,411 ($12,846 in 1996) and $26,308 ($25,411 in 1996), respectively.

(5) Cash payments made for interest and income taxes (net of refunds received) were as follows:

                          Three Months Ended June 30           Six Months Ended June 30
                               1997             1996              1997             1996
-------------------------------------------------------------------------------------------------

Interest                 $    2,715              493             4,931            1,002
-------------------------------------------------------------------------------------------------

Income taxes             $   16,935           12,071            20,585           15,545
-------------------------------------------------------------------------------------------------



     During the six months ended June 30, 1997 and 1996, capital lease obligations of $1,005 and $275, respectively, were incurred for leases of property, plant and equipment.

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

     In March 1996, a settlement was reached in the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows:
     $25,845 upon dismissal of the Evergreen Case and the remainder of $24,000 in installments of $7,000 in 1996 and $8,500 in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Company. The amount previously escrowed and accrued was included in "Short-term investments" and "Accrued liabilities" on the Company's balance sheet. The second payment of $7,000 was paid in 1996 and was funded from cash provided by operating activities. The third payment will be made in August 1997 and will also be funded from cash provided by operating activities. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan.

     As a result of the settlement of the Evergreen Case at an amount lower than previously accrued, the Company recorded a pretax benefit of $35,650
     ($23,173 after-tax) in the first quarter of 1996 in their respective financial statements.

(7) In 1996, the Brink's Group implemented a new accounting standard, Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires companies to review assets for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 had no impact on the Brink's Group.

(8) During the three months ended June 30, 1997 and 1996, the Company purchased 13 shares (at a cost of $374) and no shares, respectively, of Brink's Stock. During the six months ended June 30, 1997 and 1996, the Company purchased 166 shares (at a cost of $4,347) and no shares, respectively, of Brink's Stock.

(9) There were no Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") repurchases during the quarter and six months ended June 30, 1997. During the quarter and six months ended June 30, 1996, the Company purchased 11 shares (at a cost of $3,975) of the Convertible Preferred Stock. Preferred dividends included on the Company's Statement of Operations for the quarter and six months ended June 30, 1996, are net of $1,100 which is the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to holders of the stock.

(10) The Brink's Group will implement the following new accounting standards:

          Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", will be implemented in the fourth quarter of 1997. SFAS No. 128 will require the Brink's Group to report both basic and diluted earnings per share ("EPS") calculations as well as provide a reconciliation between basic and diluted EPS computations. SFAS No. 128 supersedes previous guidance from Accounting Principles Board Opinion ("APB") No. 15, "Earnings per Share". On the effective date, all prior-period EPS data presented will be restated to conform with the provisions of SFAS No. 128.

          SFAS No. 130, "Reporting Comprehensive Income", will be implemented in the first quarter of 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. With the exception of foreign currency translation adjustments, such changes are not significant to the Brink's Group.

          SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", will be implemented in the first quarter of 1998. SFAS No. 131 requires publicly-held companies to report financial and descriptive information about operating segments in financial statements issued to shareholders for interim and annual periods. The SFAS also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The adoption of this SFAS is not expected to have a material impact on the financial statements of the Brink's Group.

(11) Certain prior period amounts have been reclassified to conform to the current period's financial statement presentation.

(12) In the opinion of management, all adjustments have been made which are necessary for a fair presentation of results of operations for the periods reported herein. All such adjustments are of a normal recurring nature.



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


                             RESULTS OF OPERATIONS


                                                    Three Months Ended June 30            Six Months Ended June 30
(In thousands)                                           1997             1996              1997              1996
-------------------------------------------------------------------------------------------------------------------


Operating revenues:
Brink's                                           $   224,550          183,411           433,749           359,265
BHS                                                    44,225           38,644            86,410            75,350
-------------------------------------------------------------------------------------------------------------------

Total operating revenues                          $   268,775          222,055           520,159           434,615
-------------------------------------------------------------------------------------------------------------------


Operating profit:
Brink's                                           $    19,143           12,524            34,944            21,902
BHS                                                    13,273           11,401            26,052            22,503
-------------------------------------------------------------------------------------------------------------------

Segment operating profit                               32,416           23,925            60,996            44,405
General corporate expense                              (1,561)          (1,772)           (3,349)           (3,327)
-------------------------------------------------------------------------------------------------------------------

Total operating profit                            $    30,855           22,153            57,647            41,078
-------------------------------------------------------------------------------------------------------------------


The Brink's Group net income totaled $17.7 million ($0.46 per share) in the second quarter of 1997 compared with $14.0 million ($0.37 per share) in the second quarter of 1996. Operating profit for the 1997 second quarter increased to $30.9 million from $22.2 million in the second quarter of 1996. The increase in net income and operating profit for the 1997 second quarter compared with the same period of 1996 was attributable to improved operating earnings for the Brink's and BHS businesses. Revenues for the 1997 second quarter increased $46.7 million or 21% compared with the 1996 second quarter, of which $41.1 million was from Brink's and $5.6 million was from BHS. Operating expenses and selling general and administrative expenses for the 1997 second quarter increased $37.8 million or 19% compared with the same period last year, of which $34.3 million was from Brink's and $3.7 million was from BHS. Net interest expense during the second quarter of 1997 increased $2.3 million primarily due to additional debt used to fund the acquisition of Brink's Venezuelan affiliate during the first quarter of 1997 (discussed in further detail below).

In the first six months of 1997, net income totaled $33.0 million ($0.86 per share) compared with $25.9 million ($0.68 per share) in the first six months of 1996. Operating profit for the first six months of 1997 increased to $57.6 million from $41.1 million in the same period of 1996. The increase in net income and operating profit for the first six months of 1997 compared with the same period of 1996 was attributable to improved operating earnings for the Brink's and BHS businesses. Revenues for the first six months of 1997 increased $85.6 million or 20% compared with the first six months of 1996, of which $74.5 million was from Brink's and $11.1 million was from BHS. Operating expenses and selling general and administrative expenses for the first six months of 1997 increased $68.6 million or 17% compared with the same period last year, of which $61.1 million was from Brink's and $7.5 million was from BHS. Net interest expense increased $3.7 million during the first six months of 1997 as compared to 1996 primarily due to the additional debt used to fund the acquisition of Brink's Venezuelan affiliate during the first quarter of 1997.



Brink's
The following is a table of selected financial data for Brink's on a comparative basis:

                                                    Three Months Ended June 30            Six Months Ended June 30
(In thousands)                                           1997             1996              1997              1996
-------------------------------------------------------------------------------------------------------------------


Operating revenues:
  North America (United States & Canada)          $   117,616          103,935           228,388           202,115
  International subsidiaries                          106,934           79,476           205,361           157,150
-------------------------------------------------------------------------------------------------------------------

Total operating revenues                          $   224,550          183,411           433,749           359,265

Operating expenses                                    175,441          149,143           342,497           292,651
Selling, general and administrative expenses           30,083           22,069            55,804            44,543
-------------------------------------------------------------------------------------------------------------------

Total costs and expenses                              205,524          171,212           398,301           337,194
Other operating income (expense), net                     117              325              (504)             (169)
-------------------------------------------------------------------------------------------------------------------

Operating profit:
  North America (United States & Canada)                9,657            8,161            17,411            14,091
  International operations                              9,486            4,363            17,533             7,811
-------------------------------------------------------------------------------------------------------------------

Total operating profit                            $    19,143           12,524            34,944            21,902
-------------------------------------------------------------------------------------------------------------------


Depreciation and amortization                     $     6,811            5,708            14,358            11,737
-------------------------------------------------------------------------------------------------------------------


Cash capital expenditures                         $    10,291            9,198            20,105            16,004
-------------------------------------------------------------------------------------------------------------------


Brink's consolidated revenues totaled $224.6 million in the second quarter of 1997 compared with $183.4 million in the second quarter of 1996. Brink's operating profit of $19.1 million in the second quarter of 1997 represented a $6.6 million (53%) increase over the $12.5 million operating profit reported in the prior year quarter. The revenue increase of $41.2 million (22%) in the 1997 second quarter was offset, in part, by an increase in operating expenses and selling, general and administrative expenses of $34.3 million and a decrease in other operating income of $0.2 million.

Revenues from North American operations (United States and Canada) increased $13.7 million (13%) to $117.6 million in the 1997 second quarter from $103.9 million in the prior year quarter. North American operating profit increased $1.5 million (18%) to $9.7 million in the current year quarter from $8.2 million in the second quarter of 1996. The operating profit improvement primarily resulted from improved armored car operations, which includes ATM servicing.

Revenues from international subsidiaries increased $27.4 million to $106.9 million in the 1997 second quarter from $79.5 million in the 1996 quarter. Operating profits from international subsidiaries and minority-owned affiliates amounted to $9.5 million in the current year quarter compared to $4.4 million in the prior year second quarter. More than half of these increases were due to the consolidation of the results of Brink's Venezuelan subsidiary, Custodia y Traslado de Valores C.A. ("Custravalca"), where Brink's increased its ownership from 15% to 61% during January 1997. The Latin America region, whose operating profits increased $3.9 million during the second quarter 1997, benefited from increased ownership positions in Venezuela and Peru. The region's results also improved due to increased profits in both Colombia and Chile, offset, in part, by lower results in Brazil and in start-up operations in Argentina. In Europe, operating profits increased $0.7 million due to improved performance in most countries. However, these improvements were offset, in large part, by unfavorable results of the 38% owned affiliate in France. The operating profits in the Asia Pacific region in the second quarter of 1997 were essentially unchanged ($0.1 million increase) from the comparable quarter of 1996. Operating profits from Brink's international diamond and jewelry operations increased slightly in the second quarter of 1997 versus the same period in 1996.

Brink's consolidated revenues totaled $433.7 million in the first six months of 1997 compared with $359.3 million in the first six months of 1996. Brink's operating profit of $34.9 million in the first six months of 1997 represented a $13.0 million or (60%) increase over the $21.9 million operating profit reported in the prior year period. The revenue increase of $74.4 million (21%) in the first half of 1997 was offset, in part, by an increase in operating expenses and selling, general and administrative expenses of $61.1 million and a increase in other operating expense of $0.3 million.

Revenues from North American operations increased $26.3 million (13%) to $228.4 million in the first six months of 1997 from $202.1 million in the same period of 1996. North American operating profit increased $3.3 million (23%) to $17.4 million in the current year period from $14.1 million in the same period of 1996. The operating profit improvement for the six months of 1997 primarily resulted from improved armored car operations, which includes ATM servicing, and to a lesser extent, improved currency processing operations.

Revenues from international subsidiaries increased $48.2 million to $205.4 million in the first six months of 1997 from $157.2 million in the first six months of 1996. Operating profits from international subsidiaries and minority-owned affiliates amounted to $17.5 million in the current year period compared to $7.8 million in the prior year period. More than half of these increases were due to the consolidation of the results of Brink's Venezuelan subsidiary in the results of the Latin America region, where total operating profit increased $8.0 million in the first six months of 1997 as compared to 1996. Results in Latin America also benefited from improvements in Chile and Colombia offset, in part, by lower results in Brazil and start-up operations in Argentina. Operating profits in Europe increased $0.7 million in the first six months of 1997 due to improved results in most countries, which were largely offset by unfavorable results in France. Operating profits in the Asia Pacific region remained essentially unchanged, while Brink's international diamond and jewelry operations showed improved performance in the six month period ended June 30, 1997.

As mentioned above, Brink's increased its ownership in Custravalca from 15% to 61% in the first quarter of 1997 and in conjunction with this transaction, Brink's also acquired a further 31% interest in Brink's Peru S.A., increasing its ownership position in this affiliate to 36%. Brink's also acquired the remaining interests in Brink's Hong Kong and Brink's Holland, increasing ownership in these subsidiaries to 100%, and acquired additional interests in Brink's Bolivia and Brink's Taiwan during the first quarter of 1997.

Net interest and minority ownership expense partially offset by foreign translation gains associated with the Venezuelan acquisition was $2.3 million and $4.1 million in the second quarter and six-month period ended June 30, 1997, respectively, and offset more than half of the operating profit generated by this operation in each such period.



BHS
The following is a table of selected financial data for BHS on a comparative basis:

                                                    Three Months Ended June 30           Six Months Ended June 30
(Dollars in thousands)                                   1997             1996              1997             1996
-------------------------------------------------------------------------------------------------------------------


Operating revenues                                 $   44,225           38,644            86,410           75,350

Operating expenses                                     22,300           20,300            43,152           39,358
Selling, general and administrative expenses            8,652            6,943            17,206           13,489
-------------------------------------------------------------------------------------------------------------------

Total costs and expenses                               30,952           27,243            60,358           52,847
-------------------------------------------------------------------------------------------------------------------


Operating profit                                   $   13,273           11,401            26,052           22,503
-------------------------------------------------------------------------------------------------------------------


Depreciation and amortization                      $    7,116            7,422            13,782           14,244
-------------------------------------------------------------------------------------------------------------------


Cash capital expenditures                          $   17,559           15,151            34,079           30,049
-------------------------------------------------------------------------------------------------------------------


Annualized recurring revenues (a)                                                      $ 142,005          116,509
-------------------------------------------------------------------------------------------------------------------


Number of subscribers:
   Beginning of period                                464,007          395,676           446,505          378,659
   Installations                                       26,798           24,447            52,388           48,703
   Disconnects                                         (8,740)          (7,532)          (16,828)         (14,771)
-------------------------------------------------------------------------------------------------------------------

End of period                                         482,065          412,591           482,065          412,591
-------------------------------------------------------------------------------------------------------------------


(a) Annualized recurring revenues are calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for monitoring, maintenance and related services.


Revenues for BHS increased by $5.6 million (15%) to $44.2 million in the second quarter of 1997 from $38.6 million in the 1996 quarter. In the first six months of 1997, revenues for BHS increased by $11.0 million (15%) to $86.4 million from $75.4 million in the first six months of 1996. The increase in revenues in both periods was predominantly from higher ongoing monitoring and service revenues, reflecting a 17% increase in the subscriber base. As a result of such growth, annualized recurring revenues at the end of the second quarter of 1997 grew 22% over the amount in effect at the end of the second quarter of 1996. The increase in monitoring and service revenues was partially offset by a decrease in installation revenue. While the number of new security system installations has increased, the revenue per installation has decreased in both the three and six month periods ended June 30, 1997, as compared to the 1996 periods, due to continuing competitive installation pricing in the marketplace.

Operating profit of $13.3 million in the second quarter of 1997 represented an increase of $1.9 million (17%) compared to the $11.4 million earned in the 1996 second quarter. In the first six months of 1997, operating profit increased $3.6 million (16%) to $26.1 million from $22.5 million earned in the first six months of 1996. These increases included a $2.1 million and $4.2 million reduction in depreciation expense in the second quarter and first six months of 1997, respectively, resulting from a change in accounting estimate (discussed below). Operating profit for the quarter and six months ended June 30, 1997 was favorably impacted by the 17% growth in the subscriber base, higher average monitoring fees and the aforementioned change in depreciation, partially offset by increased account servicing and administrative expenses, which were a consequence of the larger subscriber base. Operating profit in the same respective periods of 1997 was also impacted by a $2.0 million and $3.4 million increase in net installation and marketing costs incurred and expensed. While these costs to obtain subscribers increased during the 1997 periods, the cash margins per subscriber generated from recurring revenues remained essentially unchanged between the 1997 and 1996 periods.

It is BHS' policy to depreciate capitalized subscriber installation expenditures over the estimated life of the security system based on subscriber retention percentages. BHS initially developed its annual depreciation rate based on information about subscriber retention which was available at the time. However, accumulated historical data about actual subscriber retention has indicated that approximately 50% of subscribers are still active after a period of ten years. Therefore, in order to reflect the higher demonstrated retention of subscribers, and to more accurately match depreciation expense with monthly recurring revenue generated from active subscribers, BHS prospectively adjusted its annual depreciation rate for capitalized subscriber installation costs in the first quarter of 1997. BHS will continue its practice of charging the remaining net book value of all capitalized subscriber installation expenditures to depreciation expense as soon as a system is identified for disconnection. This change in estimate reduced depreciation expense for capitalized installation costs in the second quarter and first six months of 1997 by $2.1 million and $4.2 million, respectively.

Foreign Operations
A portion of the Brink's Group's financial results is derived from activities in several foreign countries, each with a local currency other than the U.S. dollar. Because the financial results of the Brink's Group are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The Brink's Group's international activity is not concentrated in any single currency, which limits the risks of foreign currency rate fluctuations. In addition, these rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The Brink's Group routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Company, on behalf of the Brink's Group, from time to time, uses foreign currency forward contracts to hedge the risks associated with such transactions. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. In addition, translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. Subsidiaries in Brazil and Venezuela and an affiliate in Mexico operate in such highly inflationary economies.

The Brink's Group is subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, controls on repatriation of earnings and capital, nationalization, political instability, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Brink's Group cannot be predicted.

Corporate Expenses
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Brink's Group based on utilization and other methods and criteria which management believes to be a reasonable and an equitable estimate of the costs attributable to the Brink's Group. These allocations were $1.6 million and $1.8 million for the second quarter of 1997 and 1996, respectively, and $3.3 million for the first six months of both 1997 and 1996.

Other Operating Income/Expense, Net
Other net operating income/expense consists primarily of net equity earnings of Brink's foreign affiliates. These net equity earnings amounted to income of $0 and $0.2 million for the second quarter of 1997 and 1996, respectively, and an expense of $0.7 million and $0.4 million in the first six months of 1997 and 1996, respectively.

Interest Expense
Interest expense increased from $0.5 million in the second quarter of 1996 to $2.7 million in the second quarter of 1997. Interest expense increased to $4.9 million in the first six months of 1997 from $1.0 million in the first six months of 1996. These increases were due to additional debt as well as higher average interest rates related to the acquisition of Custravalca in 1997.

Other Expense, Net
Other net expense, which principally includes foreign translation gains and losses and minority interest earnings or losses, increased for the second quarter and six months ended June 30, 1997 by $0.3 million and $0.9 million, respectively. The higher level of expense during the 1997 periods reflects an increase in minority interest expense, resulting primarily from the recent consolidation of Custravalca, and increased earnings in Brink's Colombian affiliate.

Income Taxes
The effective tax rate in the second quarter and first six months of 1997 was 35%. This is an increase from the comparable periods of 1996 which had effective tax rates of 34%. The 1996 rates were lower than the statutory rate due to lower taxes on foreign income, partially offset by additional provisions for state income taxes.


FINANCIAL CONDITION

A portion of the Company's corporate assets and liabilities has been attributed to the Brink's Group based upon utilization of the shared services from which assets and liabilities are generated, which management believes to be a reasonable and an equitable estimate of the cost attributable to the Brink's Group.

Cash Flow Requirements
Cash provided by operating activities amounted to $54.4 million in the first six months of 1997, representing a $6.4 million increase from the prior year period. The increase in cash flow primarily reflects the Group's higher net income and noncash charges. Cash generated from operating activities did not fund the cash required for investing activities mainly due to the cash used to fund the Custravalca acquisition. However, the funding requirements for investing and net share activities were more than offset by additional borrowings and by repayments from the Minerals Group. As a result, cash and cash equivalents increased $6.0 million in the first six months of 1997.

Capital Expenditures
Cash capital expenditures for the first six months of 1997 totaled $54.2 million, excluding expenditures that have been or are expected to be financed through capital and operating leases, and any acquisition expenditures. The comparable amount in the 1996 period was $47.5 million. In 1997, $34.1 million was spent by BHS and $20.1 million was spent by Brink's. Expenditures incurred by BHS in the first six months of 1997 were primarily for customer installations, representing the expansion in the subscriber base and expenditures incurred by Brink's were primarily for replacement or maintenance of ongoing business operations. For the remainder of 1997, capital expenditures, excluding expenditures that have been or are expected to be financed through capital and operating leases, are expected to range between $75 million and $80 million.

Financing
The Brink's Group intends to fund its capital expenditure requirements through anticipated cash flows from operating activities and through operating leases, if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements, short-term borrowing arrangements or repayments from the Minerals Group.

Total outstanding debt at June 30, 1997 was $50.0 million, $40.6 million higher than the $9.4 million reported at December 31, 1996. The increase in debt is largely attributable to additional borrowings associated with the acquisition of Custravalca. At June 30, 1997, no portion of total debt outstanding was payable to either the Burlington Group or the Minerals Group.

The Company has a $350.0 million revolving credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million. As of June 30, 1997, borrowings of $100.0 million were outstanding under the term loan portion of the Facility and $79.5 million of additional borrowings were outstanding under the remainder of the Facility. No portion of the total amount outstanding under the Facility at June 30, 1997, was attributed to the Brink's Group.

In connection with its acquisition of Custravalca, Brink's entered into a borrowing arrangement with a syndicate of local Venezuelan banks. The borrowings consisted of a long-term loan denominated in the local currency equivalent of US $40 million and a $10 million short-term loan denominated in U.S. dollars. The long-term portion of the loan bears interest based on the Venezuelan prime rate and is payable in installments through the year 2000. The short-term loan of $10 million has subsequently been repaid. As of June 30, 1997, total borrowings under this arrangement were equivalent to US $39.8 million.

Related Party Transactions
At June 30, 1997, under an interest bearing borrowing arrangement, the Minerals Group owed the Brink's Group $8.9 million, a decrease of $15.1 million from the $24.0 million owed at December 31, 1996.

At June 30, 1997, the Brink's Group owed the Minerals Group $17.2 million versus $18.8 million at December 31, 1996 for tax payments representing the utilization of the Minerals Group's tax benefits by the Brink's Group in accordance with the Company's tax sharing policy. Of the total tax benefits owed to the Minerals Group at June 30, 1997, $12.0 million is expected to be paid within one year.

Capitalization
The Company has three classes of common stock: Brink's Stock, Pittston Burlington Group Common Stock ("Burlington Stock") and Pittston Minerals Group Common Stock ("Minerals Stock") which were designed to provide shareholders with separate securities reflecting the performance of the Brink's Group, Burlington Group and Minerals Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting any of the Groups. The Brink's Group consists of the Brink's and BHS operations of the Company. The Burlington Group consists of the Burlington Air Express Inc. ("Burlington") operations of the Company. The Minerals Group consists of the Pittston Coal Company ("Coal Operations") and Pittston Mineral Ventures ("Mineral Ventures") operations of the Company. The Company prepares separate financial statements for the Brink's, Burlington and Minerals Groups, in addition to consolidated financial information of the Company.

During the three months ended June 30, 1997 and 1996, the Company purchased 13 shares (at a cost of $0.4 million) and no shares, respectively, of Brink's Stock. During the six month periods ended June 30, 1997 and 1996, 166 shares (at a cost of $4.3 million) and no shares, respectively, of Brink's Stock were repurchased. During the quarter and six months ended June 30, 1997, the Company repurchased no shares of its Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock"). During the quarter and six months ended June 30, 1996, the Company repurchased 11 shares of its Convertible Preferred Stock at a total cost of $4.0 million.

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

During the first six months of 1997 and 1996, the Board declared and the Company paid cash dividends of 5 cents per share of Brink's Stock. Preferred dividends included on the Company's statement of operations for the quarter and six months ended June 30, 1996, are net of $1.1 million which was the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to holders of the stock for stock repurchases.

The Company pays an annual cumulative dividend on its Convertible Preferred Stock of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefore, when, as and if declared by the Board. Such stock bears a liquidation preference of $500 per share, plus an attributed amount equal to accrued and unpaid dividends thereon.

Pending Accounting Change
The Brink's Group will implement the following new accounting standards:

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", will be implemented in the fourth quarter of 1997. SFAS No. 128 will require the Brink's Group to report both basic and diluted earnings per share ("EPS") calculations as well as provide a reconciliation between basic and diluted EPS computations. SFAS No. 128 supersedes previous guidance from Accounting Principles Board Opinion ("APB") No. 15, "Earnings per Share". On the effective date, all prior-period EPS data presented will be restated to conform with the provisions of SFAS No. 128.

     SFAS No. 130, "Reporting Comprehensive Income", will be implemented in the first quarter of 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. With the exception of foreign currency translation adjustments, such changes are not significant to the Brink's Group.

     SFAS No. 131,  "Disclosures  about  Segments of an  Enterprise  and Related
     Information", will be implemented in the first quarter of 1998. SFAS No. 131 requires publicly-held companies to report financial and descriptive information about operating segments in financial statements issued to shareholders for interim and annual periods. The SFAS also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The adoption of this SFAS is not expected to have a material impact on the financial statements of the Brink's Group.

Forward Looking Information
Certain of the matters discussed herein involve forward looking information which is subject to known and unknown risks and uncertainties which could cause actual results to differ materially from those which are anticipated. Such risks and uncertainties include, but are not limited to, overall economic and business conditions, the demand for the Brink's Group's services, pricing and other competitive factors in the industry, new government regulations and the integration of acquisitions.



                                             Pittston Burlington Group
                                                  BALANCE SHEETS
                                                  (In thousands)



                                                                                June 30                December 31
                                                                                   1997                       1996
-------------------------------------------------------------------------------------------------------------------

                                                                            (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                   $    29,913                     17,818
Accounts receivable (net of estimated amount uncollectible:
   1997 - $9,187; 1996 - $9,528)                                                274,233                    262,378
Inventories, at lower of cost or market                                           1,979                      2,251
Prepaid expenses                                                                 16,040                     12,459
Deferred income taxes                                                             7,208                      7,847
-------------------------------------------------------------------------------------------------------------------

Total current assets                                                            329,373                    302,753

Property, plant and equipment, at cost (net of accumulated
   depreciation and amortization: 1997 - $70,747; 1996 - $62,900)               111,698                    113,283
Intangibles, net of amortization                                                174,082                    177,797
Deferred pension assets                                                           8,383                      9,504
Deferred income taxes                                                            19,756                     19,015
Other assets                                                                     22,854                     13,046
-------------------------------------------------------------------------------------------------------------------

Total assets                                                                $   666,146                    635,398
-------------------------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term borrowings                                                       $    24,754                     29,918
Current maturities of long-term debt                                              3,073                      2,916
Accounts payable                                                                191,555                    175,198
Payable - Pittston Minerals Group                                                12,000                      3,270
Accrued liabilities                                                              53,973                     67,299
-------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                       285,355                    278,601

Long-term debt, less current maturities                                          53,624                     28,723
Postretirement benefits other than pensions                                       3,352                      3,145
Deferred income taxes                                                             2,347                      1,880
Payable - Pittston Minerals Group                                                11,239                     13,310
Other liabilities                                                                 5,348                      4,750
Shareholder's equity                                                            304,881                    304,989
-------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholder's equity                                  $   666,146                    635,398
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.



                                             Pittston Burlington Group
                                             STATEMENTS OF OPERATIONS
                                     (In thousands, except per share amounts)
                                                    (Unaudited)



                                                    Three Months Ended June 30            Six Months Ended June 30
                                                         1997             1996              1997              1996
--------------------------------------------------------------------------------------------------------------------


Operating revenues                                $   399,567          360,064           770,976           708,159

Costs and expenses:
Operating expenses                                    355,693          313,807           686,604           624,307
Selling, general and administrative expenses           46,852           32,219            79,023            62,906
----------------------------------------------------------------------------------------------------------------

Total costs and expenses                              402,545          346,026           765,627           687,213
Other operating income                                    859              518             1,508               741
----------------------------------------------------------------------------------------------------------------

Operating (loss) profit                                (2,119)          14,556             6,857            21,687
Interest income                                           145              657               475             1,549
Interest expense                                       (1,066)            (988)           (2,012)           (2,040)
Other expense, net                                          -             (337)             (281)           (1,344)
----------------------------------------------------------------------------------------------------------------

(Loss) income before income taxes                      (3,040)          13,888             5,039            19,852
Provision for income taxes                             (1,127)           5,142             1,864             7,345
----------------------------------------------------------------------------------------------------------------

Net (loss) income                                 $    (1,913)           8,746             3,175            12,507
----------------------------------------------------------------------------------------------------------------


Net (loss) income per common share:
  Primary                                         $      (.10)             .46               .16               .65
  Fully diluted                                   $      (.10)             .46               .16               .65
----------------------------------------------------------------------------------------------------------------


Cash dividends per common share                   $       .06              .06               .12               .12
----------------------------------------------------------------------------------------------------------------


Average common shares outstanding:
  Primary                                              19,471           19,161            19,439            19,100
  Fully diluted                                        20,164           19,161            20,128            19,100
----------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.



                                             Pittston Burlington Group
                                             STATEMENTS OF CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)



                                                                                          Six Months Ended June 30
                                                                                            1997              1996
-------------------------------------------------------------------------------------------------------------------


Cash flows from operating activities:
Net income                                                                            $    3,175            12,507
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                                                          14,122            10,891
   Provision for aircraft heavy maintenance                                               16,382            16,067
   Credit for deferred income taxes                                                         (142)             (524)
   Provision for pensions, noncurrent                                                        968                57
   Provision for uncollectible accounts receivable                                         1,637             1,332
   Equity in earnings of unconsolidated affiliates, net of dividends received                156              (112)
   Other operating, net                                                                    1,086             1,005
   Change in operating assets and liabilities net of effects of acquisitions:
      (Increase) decrease in accounts receivable                                         (13,493)            4,535
      Decrease (increase) in inventories                                                     273               (35)
      Increase in prepaid expenses                                                        (3,836)             (193)
      Increase (decrease) in accounts payable and accrued liabilities                      5,873           (16,854)
      (Increase) decrease in other assets                                                   (263)              364
      Increase (decrease) in other liabilities                                               816              (496)
      Other, net                                                                             827              (715)
-------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                 27,581            27,829
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Additions to property, plant and equipment                                               (10,973)          (16,533)
Proceeds from disposal of property, plant and equipment                                      315             5,265
Aircraft heavy maintenance                                                               (19,350)           (9,713)
Acquisitions, net of cash acquired, and related contingency payments                           -              (225)
Other, net                                                                                   658               963
-------------------------------------------------------------------------------------------------------------------

Net cash used by investing activities                                                    (29,350)          (20,243)
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Additions to debt                                                                         15,996             2,947
Reductions of debt                                                                        (6,130)           (2,554)
Payments from (to) - Minerals Group                                                        7,730           (11,419)
Proceeds from exercise of stock options and employee stock purchase plan                   1,064             1,229
Dividends paid                                                                            (2,246)           (2,257)
Repurchase of common stock                                                                (2,550)              (93)
Cost of stock proposal                                                                         -            (1,073)
-------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by financing activities                                          13,864           (13,220)
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                      12,095            (5,634)
Cash and cash equivalents at beginning of period                                          17,818            25,847
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                            $   29,913            20,213
-------------------------------------------------------------------------------------------------------------------


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

(2) Depreciation and amortization of property, plant and equipment in the second quarter and six-month period of 1997 and 1996 totaled $5,517 ($3,823 in 1996) and $10,832 ($7,653 in 1996), respectively.

(3) Cash payments made for interest and income taxes (net of refunds received) were as follows:

                          Three Months Ended June 30           Six Months Ended June 30
                               1997             1996              1997             1996
-------------------------------------------------------------------------------------------------

Interest                  $   1,423              826             2,252            2,554
-------------------------------------------------------------------------------------------------

Income taxes              $   7,872            7,036             8,739            8,561
-------------------------------------------------------------------------------------------------



     During the six months ended June 30, 1997 and 1996, capital lease obligations of $111 and $131, respectively, were incurred for leases of property, plant and equipment.

     The acquisition of Cleton & Co. in June of 1997 had no impact on cash flows for the period ended June 30, 1997.

(4) Fully diluted net (loss) income per share for the Burlington Group for all periods presented is considered to be the same as primary since the effect of common stock equivalents was either antidilutive or insignificant.

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

     In March 1996, a settlement was reached in the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows:
     $25,845 upon dismissal of the Evergreen Case and the remainder of $24,000 in installments of $7,000 in 1996 and $8,500 in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Company. The amount previously escrowed and accrued was included in "Short-term investments" and "Accrued liabilities" on the Company's balance sheet. The second payment of $7,000 was paid in 1996 and was funded from cash provided by operating activities. The third payment will be made in August 1997 and will also be funded from cash provided by operating activities. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan.

     As a result of the settlement of the Evergreen Case at an amount lower than previously accrued, the Company and the Minerals Group recorded a pretax benefit of $35,650 ($23,173 after-tax) in the first quarter of 1996 in its consolidated financial statements.

(6) In 1996, the Burlington Group implemented Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires companies to review assets for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 had no impact on the Burlington Group.

(7) During the three months ended June 30, 1997 and 1996, the Company purchased no shares and 5 shares (at a cost of $93), respectively, of Burlington Stock. During the six months ended June 30, 1997 and 1996, the Company purchased 132 shares (at a cost of $2,550) and 5 shares (at a cost of $93), respectively, of Burlington Stock. Subsequent to June 30, 1997 and through August 12, 1997, the Company repurchased 24 shares of Burlington Stock at a cost of $579.

(8) There were no Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") repurchases during the quarter and six months ended June 30, 1997. During the quarter and six months ended June 30, 1996, the Company purchased 11 shares (at a cost of $3,975) of the Convertible Preferred Stock. Preferred dividends included on the Company's Statement of Operations for the quarter and six months ended June 30, 1996, are net of $1,100 which is the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to holders of the stock.

(9)  The Burlington Group will implement the following new accounting standards:

          Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", will be implemented in the fourth quarter of 1997. SFAS No. 128 will require the Burlington Group to report both basic and diluted earnings per share ("EPS") calculations as well as provide a reconciliation between basic and diluted EPS computations. SFAS No. 128 supersedes previous guidance from Accounting Principles Board Opinion ("APB") No. 15, "Earnings per Share". On the effective date, all prior-period EPS data presented will be restated to conform with the provisions of SFAS No. 128.

          SFAS No. 130, "Reporting Comprehensive Income", will be implemented in the first quarter of 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. With the exception of foreign currency translation adjustments, such changes are not significant to the Burlington Group.

          SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", will be implemented in the first quarter of 1998. SFAS No. 131 requires publicly-held companies to report financial and descriptive information about operating segments in financial statements issued to shareholders for interim and annual periods. The SFAS also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The adoption of this SFAS is not expected to have a material impact on the financial statements of the Burlington Group.

(10) Certain prior period amounts have been reclassified to conform to the current period's financial statement presentation.

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


                                               RESULTS OF OPERATIONS


                                                    Three Months Ended June 30            Six Months Ended June 30
(In thousands)                                           1997             1996              1997              1996
-------------------------------------------------------------------------------------------------------------------


Operating revenues:
Burlington                                        $   399,567          360,064           770,976           708,159
--------------------------------------------------------------------------------------------------------------------------------


Operating (loss) profit:
Burlington                                        $      (565)          16,327            10,191            25,013
General corporate expense                              (1,554)          (1,771)           (3,334)           (3,326)
--------------------------------------------------------------------------------------------------------------------------------

Operating (loss) profit                           $    (2,119)          14,556             6,857            21,687
--------------------------------------------------------------------------------------------------------------------------------



In the second quarter of 1997, the Burlington Group reported a net loss of $1.9 million ($0.10 per share primary and fully diluted) including a pre-tax charge of $12.5 million ($7.9 million after-tax) ($0.40 per share) which consisted of consulting expenses related to the redesign of Burlington's global business processes and new information systems architecture. This compares to net income of $8.7 million ($0.46 per share) in the second quarter of 1996. Operating losses, after the $12.5 million charge, totaled $2.1 million in the 1997 second quarter compared with operating profit of $14.6 million in the prior year second quarter. Revenues increased $39.5 million or 11% compared with the 1996 second quarter. Operating expenses and selling, general and administrative expenses for the 1997 period, including the $12.5 million charge, increased $56.5 million (16%) compared with the same period last year.

In the first six months of 1997, the Burlington Group reported net income, after the $12.5 million pre-tax charge ($7.9 million after-tax), of $3.2 million ($0.16 per share primary and fully diluted), compared with $12.5 million ($0.65 per share) in the first six months of 1996. Operating profit, after the $12.5 million charge, totaled $6.9 million in the first six months of 1997 compared with $21.7 million in the prior year six month period. Revenues increased $62.8 million or 9% compared with the first half of 1996. Operating expenses and selling, general and administrative expenses, including the $12.5 million charge, for the 1997 period increased $78.4 million (11%) compared with the same period last year.



Burlington
The following is a table of selected financial data for Burlington on a comparative basis:

(In thousands - except per                          Three Months Ended June 30            Six Months Ended June 30
pound/shipment amounts)                                  1997             1996              1997              1996
-------------------------------------------------------------------------------------------------------------------


Operating revenues:
Domestic U.S.
   Expedited freight services                     $   144,668          133,952           281,340           262,732
   Other                                                1,890            1,434             3,612             2,102
-------------------------------------------------------------------------------------------------------------------

Total Domestic U.S.                                   146,558          135,386           284,952           264,834

International
   Expedited freight services                         192,731          172,461           373,622           342,176
   Customs clearances                                  31,663           30,362            59,300            58,776
   Ocean and other                                     28,615           21,855            53,102            42,373
-------------------------------------------------------------------------------------------------------------------

Total International                                   253,009          224,678           486,024           443,325

Total operating revenues                              399,567          360,064           770,976           708,159
-------------------------------------------------------------------------------------------------------------------


Operating expense                                     355,693          313,807           686,604           624,307
Selling, general and administrative                    45,298           30,448            75,689            59,580
-------------------------------------------------------------------------------------------------------------------

Total costs and expenses                              400,991          344,255           762,293           683,887
Other operating income, net                               859              518             1,508               741
-------------------------------------------------------------------------------------------------------------------

Operating (loss) profit:
   Domestic U.S.                                        3,498           10,029             7,615            13,737
   International                                        8,437            6,298            15,076            11,276
   Other (a)                                          (12,500)               -           (12,500)                -
-------------------------------------------------------------------------------------------------------------------

Total operating (loss) profit                     $      (565)          16,327            10,191            25,013
-------------------------------------------------------------------------------------------------------------------


Expedited freight services
   shipment growth rate                                  0.6%             3.4%              (0.6)%            4.4%

Expedited freight services weight growth rate:
   Domestic U.S.                                         3.1%             5.3%              2.0%              4.1%
   International                                         7.9%             6.5%              5.2%              7.9%
   Worldwide                                             5.7%             5.9%              3.7%              6.1%
-------------------------------------------------------------------------------------------------------------------


Expedited freight services
   weight (millions of pounds)                          372.6            352.6             723.1             697.2
Expedited freight services
   shipments (thousands)                                1,330            1,322             2,605             2,620
-------------------------------------------------------------------------------------------------------------------


Expedited freight services average:
   Yield (revenue per pound)                      $      .906             .869              .906              .868
   Revenue per shipment                           $       254              232               251               231
   Weight per shipment (pounds)                           280              267               278               266
-------------------------------------------------------------------------------------------------------------------


(a) Consulting expenses related to the redesign of Burlington's global business processes and new information systems architecture.


Burlington's second quarter operating loss, after the $12.5 million charge, amounted to $0.6 million, a decrease of $16.9 million from the $16.3 million operating profit reported in the second quarter of 1996. Worldwide revenues increased by 11% to $399.6 million from $360.1 million in the 1996 quarter. The $39.5 million growth in revenues principally reflects a 6% increase in worldwide expedited freight services pounds shipped, which reached 372.6 million pounds in the second quarter of 1997, combined with a 4% increase in yield on this volume. In addition, non-expedited freight services revenues, increased $8.5 million (16%) during the second quarter of 1997 as compared to the same quarter in 1996. Worldwide expenses, which include the $12.5 million charge, amounted to $401.0 million, $56.7 million (16%) higher than in the second quarter of 1996.

In the second quarter of 1997, Burlington's domestic revenues increased from $135.4 million to $146.6 million. This $11.2 million (8%) increase was primarily due to an increase of $10.7 million in domestic expedited freight services revenues. The higher level of domestic expedited freight services revenue in 1997 was due to a 3% increase in weight shipped combined with a 5% increase in the average yield. The yield increase is due to higher average pricing on both overnight and second-day freight, due in large part to a domestic shipment surcharge which was originally initiated in September 1996. This charge is designed to offset domestic operations cost increases which include Federal excise taxes on air cargo, higher jet fuel costs, a Federal fuel tax, and new FAA-mandated security and maintenance requirements. Domestic operating profit during the second quarter of 1997 decreased $6.5 million from the $10.0 million recorded in the second quarter of 1996. Domestic transportation costs in second quarter of 1996 benefitted from a reduction in Federal excise tax liabilities of approximately $3 million. Transportation costs in the second quarter of 1997 were also higher due to expenses associated with additional capacity designed to improve on time customer service and to meet rising demand in some of Burlington's high growth markets.

International revenues in the second quarter of 1997 increased $28.3 million (13%) to $253.0 million from the $224.7 million recorded in the second quarter of 1996. International expedited freight services revenue increased $20.3 million (12%) due to an 8% increase in weight shipped combined with a 4% increase in the average yield. The increase in the average yield on international expedited freight is primarily due to a fuel surcharge implemented by Burlington in March 1997 in reaction to a corresponding surcharge implemented by its third party transportation providers. Both of these international surcharges will be phased out during the remainder of 1997. In addition, international non-expedited freight services revenue increased $8.1 million (15%) in the second quarter of 1997 as compared to the same period in 1996. The increase primarily relates to increases in international shipment volume and the continued expansion of the ocean freight services. International operating profit in the second quarter of 1997 increased $2.1 million (33%) from the $6.3 million recorded in the second quarter of 1996. Operating profit during the second quarter of 1997 benefitted from increased revenues combined with improved margins in both U.S. exports and ocean freight services.

Burlington operating profit for the first six months of 1997, after the $12.5 million charge, amounted to $10.2 million, a decrease of $14.8 million from the $25.0 million reported in the first six months of 1996. Worldwide revenues in the 1997 period increased 9% to $771.0 million from $708.2 million in the 1996 period. The $62.8 million growth in revenues principally reflects a 4% increase in worldwide expedited freight services pounds shipped, which reached 723.1 million pounds in the first half of 1997, combined with a 4% increase in yield on this volume. In addition, non-expedited freight services revenues, increased $12.8 million (12%) during the first six months of 1997 as compared to 1996. Worldwide expenses in the 1997 period, which include the $12.5 million charge, amounted to $762.3 million, $78.4 million (11%) higher than the 1996 period.

In the first six months of 1997, Burlington's domestic revenues increased from $264.8 million to $285.0 million. This $20.2 million (8%) increase was primarily due to an increase of $18.6 million in domestic expedited freight services revenues. The higher level of expedited freight services revenue in 1997 was due to a 2% increase in weight shipped combined with a 5% increase in the average yield. The increase in average yield on domestic expedited freight is due to a combination of higher average pricing and a slight increase in the proportion of overnight freight in the sales mix. The higher average pricing is due in large part to a domestic shipment surcharge which was originally initiated in September 1996. This charge is designed to offset domestic operations cost increases which include Federal excise taxes on air cargo, higher jet fuel costs, a Federal fuel tax, and new FAA-mandated security and maintenance requirements. Domestic operating profit during the first six months of 1997 decreased $6.1 million from the $13.7 million recorded in the first six months of 1996. Domestic operating profit in the first six months of 1996 benefitted from the reduction in Federal excise tax liabilities. In addition, domestic operating profit in the first six months of 1997 was also negatively impacted by higher transportation costs.

International revenues in the first six months of 1997 increased $42.7 million (10%) to $486.0 million from the $443.3 million recorded in the comparable period of 1996. International expedited freight services revenue increased $31.4 million (9%) due to an 5% increase in weight shipped combined with a 4% increase in the average yield. The increase in the average yield on international expedited freight is primarily due to the fuel surcharge implemented by Burlington in March 1997 in reaction to a corresponding surcharge implemented by its third party transportation providers. In addition, international non-expedited freight services revenue increased $11.3 million (11%) in the first six months of 1997 as compared to the same period in 1996. The increase primarily relates to increases in international shipment volume and the continued expansion of ocean freight services. International operating profit in the first six months of 1997 increased $3.8 million (34%) from the $11.3 million recorded in the comparable period of 1996. Operating profit during the first six months of 1997 benefitted from increased revenues combined with improved margins in both U.S. exports and ocean freight services.

In June 1997, Burlington completed its acquisition of Cleton & Co. ("Cleton"), a leading logistics provider in the Netherlands. Burlington acquired Cleton for the equivalent of US $10.7 million (paid in July 1997), the assumption of the equivalent of US $10 million of debt, and additional contingent payments ranging from the current equivalent of US $0 to US $18 million to be paid over the next three years based on certain performance criteria of Cleton.

As part of its ongoing efforts to further enhance service quality and improve efficiencies, Burlington has formed a Global Innovation Team composed of management from various regions assisted by two independent consulting firms. The team is reviewing Burlington's operating activities to better ensure that Burlington provides a high level of customer service in a cost efficient manner. A key component of this process is a review of Burlington's current information systems and technology needs on a global basis. The innovation team is responsible for optimizing Burlington's investment in technology to assure delivery of information systems to meet both customer and operational requirements. In connection with these efforts, Burlington recorded a charge of $12.5 million in the second quarter of 1997 which included most of the consulting fees and other project expenses incurred in the planning stage of the redesign program. Other cost and service improvement programs have been identified through this process and are expected to be implemented during the balance of 1997. Annualized cost savings from this phase of these initiatives are projected at $5 to $10 million.

Foreign  Operations
A portion of the Burlington Group's financial results is derived from activities in several foreign countries, each with a local currency other than the U.S. dollar. Because the financial results of the Burlington Group are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The Burlington Group's international activity is not concentrated in any single currency, which limits the risks of foreign currency rate fluctuation. In addition, these rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The Burlington Group routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Company, on behalf of the Burlington Group, uses foreign currency forward contracts to hedge the risks associated with such transactions. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. In addition, cumulative translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. Subsidiaries in Brazil and Mexico operate in such a highly inflationary economies.

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

Other Operating Income
Other operating income increased $0.3 million to $0.9 million in the second quarter of 1997, as compared to the same period in 1996, and increased $0.8 million to $1.5 million in the first six months of 1997. Other operating income principally includes foreign exchange transaction gains and losses, and the changes for the comparable periods are due to fluctuations in such gains and losses.

Corporate Expenses
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Burlington Group based on utilization and other methods and criteria which management believes to be a reasonable and an equitable estimate of the costs attributable to the Burlington Group. These attributions were $1.6 million and $1.8 million for the second quarter of 1997 and 1996, respectively, and $3.3 million for the first six months of both 1997 and 1996.

Interest Income
Interest income decreased $0.5 million to $0.1 million in the second quarter of 1997. For the first six months of 1997, interest income decreased $1.1 million to $0.5 million, as compared to the prior year period. The fluctuation was primarily attributed to a decrease in interest income from the Minerals Group.

Other Expense, Net
Other net expense for the second quarter of 1997 decreased to zero from $0.3 million expense reported in the second quarter of 1996 due to a decrease in minority interest expense. For the first six months of 1997 other net expense decreased by $1.0 million to a net expense of $0.3 million from $1.3 million for the first six months of 1996. Other net expense in the first six months of 1996 includes a loss for the termination of an overseas sublease agreement by Burlington.

Income Taxes
In both 1997 and 1996 periods presented, the provision for income taxes exceeded the statutory federal income tax rate of 35% primarily due to provisions for state income taxes and goodwill amortization, partially offset by lower taxes on foreign income.


FINANCIAL CONDITION

A portion of the Company's corporate assets and liabilities has been attributed to the Burlington Group based upon utilization of the shared services from which assets and liabilities are generated. Management believes this attribution to be a reasonable and an equitable estimate of the cost attributable to the Burlington Group.

Cash Flow Requirements
Cash provided by operating activities during the first six months of 1997 totaled $27.6 million as compared to the $27.8 million generated in the first half of 1996. The consistent level of cash generated from operating activities was a result of lower levels of net income and noncash charges partially offset by a decrease in the funding requirements for net operating assets and liabilities  in the 1997  period.  Cash  generated  from  operating  activities, additional debt borrowings and repayments from the Minerals Group were sufficient to fund net investing and share activities, resulting in an increase in cash and cash equivalents of $12.1 million during the first six months of 1997.

Capital Expenditures
Cash capital expenditures for the first six months of 1997 and 1996 totaled $11.0 million and $16.5 million, respectively, excluding expenditures that have been or are expected to be financed through capital or operating leases. For the remainder of 1997, capital expenditures are expected to range between $35 million and $40 million, excluding expenditures that have been or are expected to be financed through capital and operating leases. These expenditures will primarily relate to the support of new facilities and to the implementation of new information systems that are intended to provide improved efficiency and customer service.

Financing
The Burlington Group intends to fund its capital expenditure requirements through anticipated cash flows from operating activities and through operating leases, if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements, short-term borrowing arrangements or repayments from the Minerals Group.

Total outstanding debt was $81.5 million at June 30, 1997, an increase of $19.9 million from the $61.6 million reported at December 31, 1996. The net increase in debt primarily reflects the equivalent of US $10.7 million of borrowings related to the Cleton acquisition. The acquisition of Cleton & Co. in June of 1997 had no impact on cash flows for the period ended June 30, 1997.

The Company has a $350.0 million revolving credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and also permits additional borrowings, repayments, and reborrowings of up to an aggregate of $250.0 million. As of June 30, 1997, borrowings of $100 million were outstanding under the term loan portion of the Facility and $79.5 million of additional borrowings were outstanding under the remainder of the Facility. Of the total outstanding amount under the Facility at June 30, 1997, $15.6 was attributed to the Burlington Group.

In July 1997, Burlington repaid the $14.3 million 4% subordinated debentures which were outstanding at June 30, 1997. Burlington used borrowings under the Facility to make this payment.

Related Party Transactions
By June 30, 1997, under an interest bearing borrowing arrangement, the Minerals Group had repaid the $7.7 million it owed the Burlington Group at December 31, 1996.

At June 30, 1997, the Burlington Group owed the Minerals Group $23.2 million versus $24.3 million at December 31, 1996 for tax payments representing the utilization of the Minerals Group's tax benefits by the Burlington Group in accordance with the Company's tax sharing policy. Of the total tax benefits owed to the Minerals Group at June 30, 1997, $12.0 million is expected to be paid within one year.

Capitalization
The Company's three classes of common stock: Burlington Stock, Pittston Brink's Group Common Stock ("Brink's Stock"), and Pittston Minerals Group Common Stock ("Minerals Stock") which were designed to provide shareholders with separate securities reflecting the performance of the Burlington Group, Brink's Group and Minerals Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting any of the Groups. The Burlington Group consists of the Burlington operations of the Company. The Brink's Group consists of the Brink's, Incorporated ("Brink's") and Brink's Home Security, Inc. ("BHS") operations of the Company. The Minerals Group consists of the Pittston Coal Company ("Coal Operations") and Pittston Mineral Ventures ("Mineral Ventures") operations of the Company. The Company prepares separate financial statements for the Burlington, Brink's and Minerals Groups in addition to consolidated financial information of the Company.

During the three months ended June 30, 1997 and 1996, the Company purchased no shares and 5 shares (at a cost of $1.0 million), respectively, of Burlington Stock. During the six months ended June 30, 1997 and 1996, the Company purchased 132 shares (at a cost of $2.6 million) and 5 shares (at a cost of $0.1 million), respectively, of Burlington Stock. Subsequent to June 30, 1997 and through August 12, 1997, the Company repurchased 24 shares of Burlington Stock at a cost of $0.6 million. During the quarter and six months ended June 30, 1997, the Company repurchased no shares of its Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock"). During the quarter and six months ended June 30, 1996, the Company repurchased 11 shares of its Convertible Preferred Stock at a total cost of $4.0 million.

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

During the first six months of 1997 and 1996, the Board declared and paid cash dividends of 12 cents per share of Burlington Stock. Preferred dividends included on the Company's statement of operations for the quarter and six months ended June 30, 1996, are net of $1.1 million, which was the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to holders of the stock for stock repurchases.

The Company pays an annual cumulative dividend on its Convertible Preferred Stock of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefore, when, as and if declared by the Board. Such stock bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon.

Pending Accounting Change
The Burlington Group will implement the following new accounting standards:

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", will be implemented in the fourth quarter of 1997. SFAS No. 128 will require the Burlington Group to report both basic and diluted earnings per share ("EPS") calculations as well as provide a reconciliation between basic and diluted EPS computations. SFAS No. 128 supersedes previous guidance from Accounting Principles Board Opinion ("APB") No. 15, "Earnings per Share". After the effective date, all prior-period EPS data presented will be restated to conform with the provisions of SFAS No. 128.

     SFAS No. 130, "Reporting Comprehensive Income", will be implemented in the first quarter of 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. With the exception of foreign currency translation adjustments, such changes are not significant to the Burlington Group.

     SFAS No. 131,  "Disclosures  about  Segments of an  Enterprise  and Related
     Information", will be implemented in the first quarter of 1998. SFAS No. 131 requires publicly-held companies to report financial and descriptive information about operating segments in financial statements issued to shareholders for interim and annual periods. The SFAS also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The adoption of this SFAS is not expected to have a material impact on the financial statements of the Burlington Group.

Forward Looking Information
Certain of the matters discussed herein, including statements regarding the expected benefits from Burlington redesign initiatives, involve forward looking information which is subject to known and unknown risks and uncertainties which could cause actual results to differ materially from those which are anticipated. Such risks and uncertainties include, but are not limited to, overall economic and business conditions, the demand for Burlington's services, pricing and other competitive factors in the industry, new government regulations, the implementation of systems initiatives and the integration of acquisitions.




                                              Pittston Minerals Group
                                                  BALANCE SHEETS
                                                  (In thousands)



                                                                                June 30                December 31
                                                                                   1997                       1996
-------------------------------------------------------------------------------------------------------------------

                                                                            (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                   $     4,115                      3,387
Accounts receivable (net of estimated amount uncollectible:
   1997 - $1,509; 1996 - $1,618)                                                 84,921                     88,552
Inventories, at lower of cost or market:
   Coal inventory                                                                40,192                     26,495
   Other inventory                                                                4,036                      5,308
-------------------------------------------------------------------------------------------------------------------

                                                                                 44,228                     31,803
Receivable - Pittston Brink's Group/Burlington Group, net                        15,056                         --
Prepaid expenses                                                                  8,464                      8,659
Deferred income taxes                                                            26,630                     27,229
-------------------------------------------------------------------------------------------------------------------

Total current assets                                                            183,414                    159,630

Property,  plant  and  equipment,  at  cost  (net of  accumulated  depreciation, depletion and amortization:
   1997 - $157,440; 1996 - $154,115)                                            177,012                    170,809
Deferred pension assets                                                          82,762                     81,067
Deferred income taxes                                                            58,930                     62,899
Coal supply contracts                                                            47,075                     52,696
Intangibles, net of amortization                                                109,598                    111,103
Receivable - Pittston Brink's Group/Burlington Group                             16,394                     22,071
Other assets                                                                     46,345                     46,706
-------------------------------------------------------------------------------------------------------------------

Total assets                                                                $   721,530                    706,981
-------------------------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDER'S EQUITY Current liabilities:
Current maturities of long-term debt                                                455                        395
Accounts payable                                                                 46,768                     59,103
Payable - Pittston Brink's Group/Burlington Group, net                                -                     10,757
Accrued liabilities                                                             117,388                    114,470
-------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                       164,611                    184,725

Long-term debt, less current maturities                                         165,550                    124,572
Postretirement benefits other than pensions                                     222,554                    219,717
Workers' compensation and other claims                                          101,350                    105,837
Mine closing and reclamation                                                     44,582                     43,877
Other liabilities                                                                38,751                     39,913
Shareholder's equity                                                            (15,868)                   (11,660)
-------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholder's equity                                  $   721,530                    706,981
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.



                                              Pittston Minerals Group
                                             STATEMENTS OF OPERATIONS
                                     (In thousands, except per share amounts)
                                                    (Unaudited)



                                                    Three Months Ended June 30            Six Months Ended June 30
                                                         1997             1996              1997              1996
--------------------------------------------------------------------------------------------------------------------


Net sales                                         $   157,812          175,268           316,695           345,520

Cost and expenses:
Cost of sales                                         153,836          169,444           307,248           365,329
Restructuring and other credits,
  including litigation accrual                              -                -                 -           (37,758)
Selling, general and administrative expenses            7,307            8,023            14,716            19,057
--------------------------------------------------------------------------------------------------------------------

Total costs and expenses                              161,143          177,467           321,964           346,628
Other operating income                                  1,899            6,400             5,447             9,486
--------------------------------------------------------------------------------------------------------------------

Operating (loss) profit                                (1,432)           4,201               178             8,378
Interest income                                           335              197               617               322
Interest expense                                       (2,734)          (2,671)           (5,359)           (5,623)
Other expense, net                                       (452)            (517)             (902)             (890)
--------------------------------------------------------------------------------------------------------------------

(Loss) income before income taxes                      (4,283)           1,210            (5,466)            2,187
Credit for income taxes                                (3,120)          (1,434)           (5,250)           (3,477)
--------------------------------------------------------------------------------------------------------------------

Net (loss) income                                      (1,163)           2,644              (216)            5,664
Preferred stock dividends, net                           (902)             146            (1,803)             (919)
--------------------------------------------------------------------------------------------------------------------

Net (loss) income attributed to common
  shares                                          $    (2,065)           2,790            (2,019)            4,745
--------------------------------------------------------------------------------------------------------------------


Net (loss) income per common share:
  Primary                                         $      (.26)             .35              (.25)              .60
  Fully diluted                                          (.26)             .27              (.25)              .57
--------------------------------------------------------------------------------------------------------------------


Cash dividends per common share                   $     .1625            .1625             .3250             .3250
--------------------------------------------------------------------------------------------------------------------


Average common shares outstanding:
  Primary                                               8,068            7,866             8,035             7,844
  Fully diluted                                         9,903            9,947             9,878             9,969
--------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.



                                              Pittston Minerals Group
                                             STATEMENTS OF CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)



                                                                                          Six Months Ended June 30
                                                                                            1997              1996
-------------------------------------------------------------------------------------------------------------------


Cash flows from operating activities:
Net (loss) income                                                                    $      (216)            5,664
Adjustments to reconcile net (loss) income to net cash used
   by operating activities:
   Noncash charges and other write-offs                                                        -            29,948
   Depreciation, depletion and amortization                                               18,484            18,093
   Provision for deferred income taxes                                                     4,075            11,120
   Credit for pensions, noncurrent                                                        (1,686)             (204)
   Provision for uncollectible accounts receivable                                            88               251
   Equity in earnings of unconsolidated affiliates, net of dividends received                336              (436)
   Other operating, net                                                                     (521)             (784)
   Change in operating assets and liabilities net of effects of acquisitions and dispositions:
      Decrease (increase) in accounts receivable                                           3,475           (18,682)
      Increase in inventories                                                            (12,341)           (2,549)
      (Increase) decrease in prepaid expenses                                             (3,125)            1,034
      Decrease in accounts payable and accrued liabilities                                (1,638)           (7,151)
      Decrease (increase) in other assets                                                     69            (2,243)
      Increase (decrease) in other liabilities                                               722           (36,626)
      Decrease in workers' compensation and
         other claims, noncurrent                                                         (4,487)           (5,662)
      Other, net                                                                             298               173
-------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by operating activities                                           3,533            (8,054)
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Additions to property, plant and equipment                                               (17,029)          (13,999)
Proceeds from disposal of property, plant and equipment                                    2,174             2,522
Acquisitions, net of cash acquired, and related contingency payments                        (791)             (746)
Other, net                                                                                  (496)            2,038
-------------------------------------------------------------------------------------------------------------------

Net cash used by investing activities                                                    (16,142)          (10,185)
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Additions to debt                                                                         40,706            18,400
Reductions of debt                                                                          (255)             (669)
Payments (to) from - Burlington Group/Brink's Group                                      (22,813)            8,749
Repurchase of stock                                                                            -            (3,975)
Proceeds from exercise of stock options and employee stock purchase plan                      14                86
Dividends paid                                                                            (4,315)           (4,593)
-------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                                 13,337            17,998
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                         728              (241)
Cash and cash equivalents at beginning of period                                           3,387             4,999
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                           $     4,115             4,758
-------------------------------------------------------------------------------------------------------------------


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

(2) Depreciation, depletion and amortization of property, plant and equipment in the second quarter and six month periods of 1997 and 1996 totaled $5,909 ($5,699 in 1996) and $11,358 ($11,185 in 1996), respectively.

(3) Cash payments made for interest and income taxes (net of refunds received) were as follows:

                          Three Months Ended June 30           Six Months Ended June 30
                               1997             1996              1997             1996
-------------------------------------------------------------------------------------------------

Interest                 $    2,742            3,156             5,383            5,989
-------------------------------------------------------------------------------------------------

Income taxes             $  (11,773)         (15,979)          (11,760)         (15,924)
-------------------------------------------------------------------------------------------------



     During the six months ended June 30, 1997 and 1996, capital lease obligations of $649 and $87, respectively, were incurred for leases of property plant and equipment.

(4)  For the quarter and six months  ended June,  30,  1997,  fully  diluted net
     (loss) income per share for the Minerals Group is considered to be the same as primary since the effect of common stock equivalents and the assumed conversion of preferred stock was either antidilutive or insignificant.

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

     In March 1996, a settlement was reached in the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows:
     $25,845 upon dismissal of the Evergreen Case and the remainder of $24,000 in installments of $7,000 in 1996 and $8,500 in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Minerals Group. The amount previously escrowed and accrued was included in "Short-term investments" and "Accrued liabilities" on the Minerals Group's balance sheet. The second payment of $7,000 was paid in 1996 and was funded from cash provided by operating activities. The third payment will be paid in August, 1997 and will be funded from cash provided by operating activities. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan.

     As a result of the settlement of the Evergreen Case at an amount lower than previously accrued, the Company and Minerals Group recorded a pretax benefit of $35,650 ($23,173 after-tax) in the first quarter of 1996 in their respective financial statements.

(6) In 1996, the Minerals Group implemented a new accounting standard, Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires companies to review assets for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 resulted in a pretax charge to earnings in the first quarter of 1996 for the Company and Minerals Group's Coal Operations of $29,948 ($19,466 after-tax), of which $26,312 was included in cost of sales and $3,636 was included in selling, general and administrative expenses.

(7) There were no Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") repurchases during the quarter and six months ended June 30, 1997. During the quarter and six months ended June 30, 1996, the Company purchased 11 shares (at a cost of $3,975) of the Convertible Preferred Stock. Preferred dividends included on the Company's Statement of Operations for the quarter and six months ended June 30, 1996, are net of $1,100 which is the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to holders of the stock.

(8)  The Minerals Group will implement the following new accounting standards:

          Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", will be implemented in the fourth quarter of 1997. SFAS No. 128 will require the Minerals Group to report both basic and diluted earnings per share ("EPS") calculations as well as provide a reconciliation between basic and diluted EPS computations. SFAS No. 128 supersedes previous guidance from Accounting Principles Board Opinion ("APB") No. 15, "Earnings per Share". On the effective date, all prior-period EPS data presented will be restated to conform with the provisions of SFAS No. 128.

          SFAS No. 130, "Reporting Comprehensive Income", will be implemented in the first quarter of 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. With the exception of foreign currency translation adjustments, such changes are not significant to the Minerals Group.

          SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", will be implemented in the first quarter of 1998. SFAS No. 131 requires publicly-held companies to report financial and descriptive information about operating segments in financial statements issued to shareholders for interim and annual periods. The SFAS also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The adoption of this SFAS is not expected to have a material impact on the financial statements of the Minerals Group.

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


                                               RESULTS OF OPERATIONS


                                                    Three Months Ended June 30            Six Months Ended June 30
(In thousands)                                           1997             1996              1997              1996
----------------------------------------------------------------------------------------------------------------


Net Sales:
  Coal Operations                                 $   154,073          169,896           308,666           335,364
  Mineral Ventures                                      3,739            5,372             8,029            10,156
--------------------------------------------------------------------------------------------------------------------------------

Net sales                                         $   157,812          175,268           316,695           345,520
--------------------------------------------------------------------------------------------------------------------------------


Operating (loss) profit:
  Coal Operations                                 $     1,232            5,190             4,855             9,567
  Mineral Ventures                                     (1,310)             575            (1,765)            1,749
--------------------------------------------------------------------------------------------------------------------------------

Segment operating (loss) profit                           (78)           5,765             3,090            11,316
General corporate expense                              (1,354)          (1,564)           (2,912)           (2,938)
--------------------------------------------------------------------------------------------------------------------------------

Operating (loss) profit                           $    (1,432)           4,201               178             8,378
--------------------------------------------------------------------------------------------------------------------------------


In the second quarter of 1997, the Minerals Group reported a net loss of $1.2 million, $0.26 per share (both primary and fully diluted), compared to net income of $2.6 million, $0.35 per share ($0.27 per share fully diluted), in the second quarter of 1996. Operating losses totaled $1.4 million in the 1997 quarter as compared to an operating profit of $4.2 million in the 1996 quarter. Net sales during the second quarter of 1997 decreased $17.5 million (10%) compared to the corresponding period in 1996.

In the first six months of 1997, the Minerals Group reported a net loss of $0.2 million, $0.25 per share (both primary and fully diluted), compared to net income of $5.7 million, $0.60 per share ($0.57 per share fully diluted), in the first six months of 1996. Operating profit totaled $0.2 million in the six month period of 1997 as compared to $8.4 million in the corresponding 1996 period. Net sales during the six month period of 1997 decreased $28.8 million (8%) compared to the same period in 1996. In the first six months of 1996, the Minerals
Group's operating profit and net income included three non-recurring items: a $35.7 million benefit from the settlement of the Evergreen lawsuit at an amount lower than previously accrued ($23.2 million after-tax); a $29.9 million charge related to the implementation of a new accounting standard regarding the impairment of long-lived assets ($19.5 million after-tax); and a $2.1 million benefit from the reversal of excess restructuring liabilities ($1.4 million after-tax). Excluding these three items, the Mineral Group would have recorded an operating profit and a net income of $0.5 and $0.6 million, respectively, during the first six months of 1996.

Coal Operations
The following is a table of selected financial data for the Coal Operations on a comparative basis:

                                                    Three Months Ended June 30           Six Months Ended June 30
(In thousands)                                           1997             1996              1997             1996
-------------------------------------------------------------------------------------------------------------------


Net sales                                         $   154,073          169,896           308,666          335,364
--------------------------------------------------------------------------------------------------------------------------------


Cost of sales                                         150,144          165,306           299,883          358,224
Selling, general and
   administrative expenses                              4,775            5,509             9,711           14,381
Restructuring and other credits,
   including litigation accrual                             -                -                 -          (37,758)
--------------------------------------------------------------------------------------------------------------------------------

Total costs and expenses                              154,919          170,815           309,594          334,847
Other operating income, net                             2,078            6,109             5,783            9,050
--------------------------------------------------------------------------------------------------------------------------------

Operating profit                                        1,232            5,190             4,855            9,567
-------------------------------------------------------------------------------------------------------------------


Coal sales (tons):
   Metallurgical                                        1,823            1,954             3,714            3,999
   Utility and industrial                               3,294            3,831             6,523            7,403
-------------------------------------------------------------------------------------------------------------------

Total coal sales                                        5,117            5,785            10,237           11,402
-------------------------------------------------------------------------------------------------------------------


Production/purchased (tons):
   Deep                                                 1,324              991             2,426            2,053
   Surface                                              2,739            2,870             5,398            5,586
   Contract                                               373              459               736              854
-------------------------------------------------------------------------------------------------------------------

                                                        4,436            4,320             8,560            8,493
Purchased                                                 963            1,376             2,303            2,984
-------------------------------------------------------------------------------------------------------------------

Total                                                   5,399            5,696            10,863           11,477
-------------------------------------------------------------------------------------------------------------------


Coal Operations generated an operating profit of $1.2 million in the second quarter of 1997, compared to $5.2 million recorded in the 1996 second quarter. Operating profit in the 1996 quarter included a one-time benefit of $3.0 million related to litigation settlements, $1.0 million of additional tax credits relating to coal produced in Virginia and an additional $0.7 million of gains on asset sales.

Coal Operations had an operating profit of $4.9 million in the first six months of 1997 compared to an operating profit of $9.6 million in the prior year. Operating profit in the first six months of 1996 included the $3.0 million benefit for litigation settlement and an additional $0.5 million of gains on asset sales. In addition to these items, the first half of 1996 operating results also included a benefit of $35.7 million from the settlement of the Evergreen lawsuit at an amount lower than previously accrued and a $2.1 million benefit from the reversal of excess restructuring liabilities. These benefits were offset, in part, by a $29.9 million charge related to the implementation of a new accounting standard regarding the impairment of long-lived assets. This charge was included in cost of sales ($26.3 million) and selling, general and administrative expenses ($3.6 million). Excluding the three 1996 non-recurring items, operating profits from Coal Operations increased by $3.1 million in the 1997 period.

The following is a schedule of selected financial data for Coal Operations, excluding restructuring and other non-recurring items.

(In thousands,                                      Three Months Ended June 30           Six Months Ended June 30
except per ton amounts)                                  1997             1996              1997             1996
-------------------------------------------------------------------------------------------------------------------


Net coal sales (a)                                $   151,303          168,551           304,001          332,459
Current production cost
   of coal sold (a)                                   140,554          156,947           282,126          314,918
-------------------------------------------------------------------------------------------------------------------

Coal margin                                            10,749           11,604            21,875           17,541
Non-coal margin                                           527              249             1,245              857
Other operating income, net                             2,078            6,109             5,783            9,050
-------------------------------------------------------------------------------------------------------------------

Margin and other income                                13,354           17,962            28,903           27,448
-------------------------------------------------------------------------------------------------------------------

Other costs and expenses:
   Idle equipment and closed mines                        250              200               557              459
   Inactive employee cost                               7,097            7,063            13,780           14,487
   Selling, general and
   administrative expenses                              4,775            5,509             9,711           10,745
-------------------------------------------------------------------------------------------------------------------

Total other costs and expenses                         12,122           12,772            24,048           25,691
-------------------------------------------------------------------------------------------------------------------

Operating profit (before
   restructuring and other
   credits and SFAS No. 121) (b)                  $     1,232            5,190             4,855            1,757
-------------------------------------------------------------------------------------------------------------------

Coal margin per ton:
   Realization                                    $     29.57            29.14             29.70            29.16
   Current production costs                             27.47            27.13             27.56            27.62
-------------------------------------------------------------------------------------------------------------------

Coal margin                                       $      2.10             2.01              2.14             1.54
-------------------------------------------------------------------------------------------------------------------


(a) Excludes non-coal components.

(b) Restructuring and other credits in the six months ended June 30, 1996 consist of an impairment loss related to the implementation of SFAS No. 121 of $29,948 ($26,312 in cost of sales and $3,636 in selling, general and administrative expenses), a gain from the settlement of the Evergreen Case of $35,650 and a benefit from excess restructuring liabilities of $2,108. Both the gain from the Evergreen Case and the benefit from excess restructuring liabilities are included in the operating profit of Coal Operations as "Restructuring and other credits, including litigation accrual".


Sales volume of 5.1 million tons in the second quarter of 1997 was 0.7 million tons less than the 5.8 million tons sold in the prior year quarter. Compared to the second quarter of 1996, steam coal sales in 1997 decreased by 0.5 million tons (14%), to 3.3 million tons, and metallurgical coal sales declined by 0.2 million tons (7%), to 1.8 million tons. Steam coal sales represented 64% of total volume in 1997 and 66% in 1996.

Negotiations with metallurgical customers for the contract year which began April 1, 1997, resulted in price settlements below those of the previous two years due to a softening in the metallurgical market. Coal Operations is continuing its strategy of participating in the metallurgical market when such participation will generate acceptable profitability and demonstrate long-term viability. In addition, the steam coal market also remains relatively weak. As a result, Coal Operations adjusted, and will continue to adjust, its production levels and operating plans as necessary in order to address the challenges of these current markets.

Total coal margin of $10.7 million for the second quarter of 1997 represented a decrease of $0.9 million from the comparable period in 1996. The decline in coal margin reflects lower sales volume combined with an increase of $0.34 per ton in the current production cost of coal sold. These items were offset, in part, by an increase of $0.43 per ton in realization. The increase in average realization per ton was due, in part, to a favorable change in the coal sales mix which resulted in an increase in the average sales price per ton. In addition, steam coal realization improved modestly since the majority of steam coal production is sold under long-term contracts containing price escalation provisions.

The current production cost of coal sold increased $0.34 per ton to $27.47 per ton in the second quarter 1997 as compared to the 1996 period which included an additional $1.0 million ($0.20 per ton) of Virginia tax credits. The remaining increases primarily relate to higher deep mine and purchased coal costs in the second quarter of 1997. Production in the 1997 second quarter totaled 4.4 million tons, slightly higher (2%) than the 4.3 million tons produced in the 1996 second quarter. Second quarter surface production accounted for 63% and 68% of total production in 1997 and 1996, respectively. Productivity of 38 tons per man day remained consistent between the 1997 and 1996 quarters.

Non-coal margin, which reflects earnings from the oil, gas and timber businesses, amounted to $0.5 million in the second quarter of 1997, which was $0.3 million higher than in the second quarter of 1996. The increase largely reflects the impact of a favorable change in natural gas prices. Other operating income, primarily reflecting the benefits from sales of properties and equipment and third party royalties, amounted to $2.1 million in the second quarter of 1997, $4.0 million less than in the comparable period of 1996. The 1996 second quarter included a one-time benefit of $3.0 million from litigation settlements and an additional $0.7 million of gains on asset sales.

Idle equipment and closed mine costs remained unchanged at $0.2 million in the 1997 and 1996 second quarters. Inactive employee costs, which primarily represent long-term employee liabilities for pension and retiree medical costs, also remained consistent at $7.1 million in the 1997 and 1996 second quarters. Selling, general and administrative expenses declined $0.7 million (13%) in 1997 over the 1996 comparable period as a result of Coal Operations cost control efforts.

Sales volume of 10.2 million tons in the first half of 1997 was 1.2 million tons less than the 11.4 million tons sold in the 1996 period due to market conditions discussed above. Metallurgical coal sales declined by 0.3 million tons (7%) to
3.7 million tons and steam coal sales decreased by 0.9 million tons (12%) to 6.5 million tons compared to the prior year. Steam coal sales represented 64% of the total 1997 sales volume, as compared to 65% in 1996.

For the first six months of 1997, coal margin was $21.9 million, an increase of $4.3 million over the 1996 period. Coal margin per ton increased to $2.14 per ton in the first six months of 1997 from $1.54 per ton for the same period of 1996, due to a combination of a $0.54 per ton increase in realization and a slight decrease in the current production cost of coal sold, $0.06 per ton. The increase in average realization per ton was due, in part, to a favorable change in the metallurgical coal sales mix which resulted in an increase in the average sales price per ton. In addition, steam coal realization improved modestly since the majority of steam coal production is sold under long-term contracts containing price escalation provisions.

The current production cost of coal sold for the first half of 1997 was $27.56 per ton as compared to $27.62 per ton for the first half of 1996. This decrease is essentially due, in 1996, to the negative impact of severe winter weather and higher surface mine costs. Production for the year-to-date 1997 period totaled
8.6 million tons, a slight increase from the 1996 period production of 8.5 million tons. Surface production accounted for 64% and 67% of the total volume in the 1997 and 1996 periods, respectively. Productivity of 37 tons per man day remained consistent between the 1997 and 1996 periods.

The non-coal margin was $1.2 million for the first half of 1997, an increase of $0.4 million due to improved natural gas prices over the 1996 period. Other operating income was $5.8 million for the 1997 period, a decrease of $3.3 million from the 1996 period. The 1996 period included a one-time benefit of $3.0 million for litigation settlements and an additional $0.5 million of gains on asset sales.

Idle equipment and closed mine costs were consistent between the first half of 1997 and 1996, increasing only $0.1 million. Inactive employee costs, which primarily represent long-term employee liabilities for pension and retiree medical costs, decreased by $0.7 million to $13.8 million in the 1997 six months. This favorable change reflects lower premiums from the Coal Industry Retiree Health Benefit Act of 1992 and, to a lesser extent, the use of a higher long-term interest rate to calculate the present value of the long-term liabilities during 1997 compared to the rate used in 1996. Selling, general and administrative expenses declined by $1.0 million (10%) in the six months of 1997 as compared to the 1996 period, as a result of Coal Operations cost control efforts.

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

In March 1996, a settlement was reached in the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows: $25.8 million upon dismissal of the Evergreen Case in March 1996 and the remainder of $24.0 million in installments of $7.0 million in 1996 and $8.5 million in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Company. The second payment of $7.0 million was paid in 1996 and was funded from cash provided by operating activities. The third payment will be paid in August 1997 and will be funded from cash provided by operating activities. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan.

As a result of the settlement of the Evergreen Case at an amount lower than previously accrued, the Company recorded a pretax benefit of $35.7 million ($23.2 million after-tax) in the first quarter of 1996 in its consolidated financial statements.

In 1996, the Minerals Group adopted a new accounting standard, Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires companies to review assets for impairment whenever circumstances indicate that the carrying amount for an asset may not be recoverable. SFAS No. 121 resulted in a pretax charge to earnings in 1996 for Coal Operations of $29.9 million ($19.5 million after-tax), of which $26.3 million was included in cost of sales and $3.6 million was included in selling, general and administrative expenses. Assets for which the impairment loss was recognized consisted of property, plant and equipment, advanced royalties and goodwill.

Coal Operations continues cash funding for charges recorded in prior years for facility closure costs recorded as restructuring and other charges. The following table analyzes the changes in liabilities during the first six months of 1997 for such costs:

                                                                                        Employee
                                                                          Mine      Termination,
                                                       Leased              and           Medical
                                                    Machinery            Plant               and
                                                          and          Closure         Severance
(In thousands)                                      Equipment            Costs             Costs             Total
-------------------------------------------------------------------------------------------------------------------

Balance as of December 31, 1996                       $   376           12,439            25,285            38,100
Payments                                                  263            1,013               781             2,057
-------------------------------------------------------------------------------------------------------------------

Balance as of June 30, 1997                           $   113           11,426            24,504            36,043
-------------------------------------------------------------------------------------------------------------------



Mineral Ventures
The following is a table of selected financial data for Mineral Ventures on a comparative basis:


(In thousands, except ounce                         Three Months Ended June 30           Six Months Ended June 30
and per ounce data)                                      1997             1996              1997             1996
-------------------------------------------------------------------------------------------------------------------


Stawell Gold Mine:
   Gold sales                                      $    3,719            5,404             8,000            10,106
   Other revenue (expense)                                 20              (32)               29                50
-------------------------------------------------------------------------------------------------------------------

Net sales                                               3,739            5,372             8,029            10,156

Cost of sales (a)                                       3,666            4,139             7,297             7,105
Selling, general and
   administrative expenses (a)                            381              272               679               534
-------------------------------------------------------------------------------------------------------------------

Total costs and expenses                                4,047            4,411             7,976             7,639
-------------------------------------------------------------------------------------------------------------------

Operating profit (loss)-Stawell
   Gold Mine                                             (308)             961                53             2,517
Other operating expense, net                           (1,002)            (386)           (1,818)             (768)
-------------------------------------------------------------------------------------------------------------------

Operating (loss) profit                            $   (1,310)             575            (1,765)            1,749
-------------------------------------------------------------------------------------------------------------------


Stawell Gold Mine:
   Mineral Ventures' 50% direct share:
     Ounces sold                                        9,665           12,841            20,241            24,600
     Ounces produced                                    9,315           11,868            20,266            23,982
   Average per ounce sold (US$):
     Realization                                   $      385              421               395               411
     Cash cost                                            370              304               348               275
-------------------------------------------------------------------------------------------------------------------


(a) Excludes $26 and $797, and $68 and $1,414, of non-Stawell related cost of sales and selling, general and administrative expenses for the quarter and six months ended June 30, 1997, respectively. Excludes $678 and $1,204, of non-Stawell related selling, general and administrative expenses for the quarter and six months ended June 30, 1996, respectively. Such costs are reclassified to cost of sales and selling, general and administrative expenses in the Minerals Group income statement.


Mineral Ventures, which primarily consists of a 50% direct and a 17% indirect interest in the Stawell gold mine ("Stawell") in western Victoria, Australia, generated an operating loss of $1.3 million in the second quarter of 1997 as compared to an operating profit of $0.6 million in the 1996 quarter. Mineral Ventures' 50% direct interest in Stawell's operations generated net sales of $3.7 million in the second quarter of 1997 compared to $5.4 million in the 1996 period as the ounces of gold sold decreased from 12.8 thousand ounces to 9.7 thousand ounces (24%). The operating loss at Stawell of $0.3 million was $1.3 million lower than the operating profit of $1.0 million in the second quarter of 1996 and was affected by a $66 per ounce increase (22%) in the cash cost of gold sold combined with a $36 per ounce decrease (9%) in the selling price of gold. Stawell's costs in the second quarter of 1997 were negatively impacted by lower production and higher costs associated with the collapse of a new ventilation shaft during its construction. No injuries were associated with the collapse and the potential for rehabilitating the shaft is being evaluated.

During the first six months of 1997, Mineral Ventures generated an operating loss of $1.8 million as compared to an operating profit of $1.7 million in the 1996 period. Mineral Ventures' 50% direct interest in Stawell's operations generated net sales of $8.0 million in the first half of 1997 compared to $10.2 million in the 1996 period as the ounces of gold sold decreased from 24.6 thousand ounces to 20.2 thousand ounces (18%). The operating profit at Stawell of $0.1 million was $2.4 million lower than the operating profit of $2.5 million in the first half of 1996 and was affected by a $73 per ounce increase (27%) in the cash cost of gold sold combined with a $16 per ounce decrease (4%) in the selling price of gold. Stawell's costs in the first half of 1997 were negatively impacted by temporary unfavorable ground conditions and the collapse of a new ventilation shaft during its construction resulting in lower production and higher costs.

Subsequent to June 30, 1997, the market price of gold continued to decline. In early July 1997, in reaction to this decline, Mineral Ventures closed a gold forward sale hedge position relating to 16,397 ounces and realized proceeds of $2.6 million. These proceeds, which equate to approximately $160 per ounce, will be recognized for accounting purposes as the 16,397 ounces of gold are sold in the market.

Other operating expense, net, which includes gold exploration costs and equity earnings from joint ventures, primarily consisting of Mineral Ventures 17%
indirect interest in Stawell's operations, increased by $0.6 million and $1.0 million in the second quarter and first six months of 1997, respectively, primarily due to joint venture losses. Gold exploration costs increased slightly from 1996, and are being incurred by Mineral Ventures in Nevada and Australia with its joint venture partner.

In addition to its interest in Stawell, Mineral Ventures has a 17% indirect interest in the Silver Swan base metals property in Western Australia. The initial mining and commissioning of Silver Swan has proceeded according to expectations and the complex is now operational.

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

Corporate Expenses
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Minerals Group based on utilization and other methods and criteria which management believes to be a reasonable and an equitable estimate of the cost attributable to the Minerals Group. These attributions were $1.4 million and $1.6 million for the second quarter of 1997 and 1996, respectively, and $2.9 million for the first six months of both 1997 and 1996.

Other Operating Income
Other operating income for the second quarter of 1997 decreased $4.5 million to $1.9 million from $6.4 million recognized in the 1996 quarter and in the first six months of 1997 decreased $4.1 million to $5.4 million from $9.5 million in the first six months of 1996. Other operating income principally includes benefits from litigation settlements, royalty income and gains and losses from sales of coal assets. The second quarter and first six months of 1996 included a $3.0 million benefit from settlements of litigation. Operating income also included an additional $0.7 million and $0.5 million of gains from asset sales in the second quarter and first six months, respectively, of 1996.

Interest Expense
Interest expense was consistent for the second quarters of 1997 and 1996 at $2.7 million but decreased slightly, $0.3 million, in the first six months of 1997 to $5.4 million. This decrease in interest expense in the first six months of 1997 is the result of slightly lower average interest on outstanding debt balances.

Income Taxes
In both 1997 and 1996 periods presented, a credit for income taxes was recorded, despite the Minerals Group's generation of a pretax profit in 1996, due to tax benefits of percentage depletion which can be used by the Company.


FINANCIAL CONDITION

A portion of the Company's corporate assets and liabilities has been attributed to the Minerals Group based upon utilization of the shared services from which assets and liabilities are generated. Management believes this attribution to be an equitable and a reasonable estimate of the cost attributable to the Minerals Group.

Cash Flow Requirements
Operating activities for the first six months of 1997 provided cash of $3.5 million, while operations in the first six months of 1996 used cash of $8.1 million. Net income, noncash charges and changes in operating assets and liabilities in the 1996 first quarter were significantly affected by three nonrecurring items; a benefit from the settlement of the Evergreen case at an amount less than originally accrued, a charge related to the adoption of SFAS No. 121 and a benefit from the reversal of excess restructuring liabilities. These items had no effect on cash generated by operations in the first six months of 1996. The initial payment of $25.8 million related to the Evergreen Case settlement was entirely funded by an escrow account previously established by the Company. In the 1997 period, cash flow improved due to a decrease in the amount required to fund operating assets and liabilities. Cash flow provided by operating activities combined with proceeds from asset sales and additional borrowings was partially offset by cash required for capital expenditures, payments to the Brink's and Burlington Groups, and the net costs of share activity. The net effect of these activities resulted in an increase in cash and cash equivalents of $0.7 million.

The Minerals Group intends to fund future cash requirements during 1997 with anticipated cash flows from operations. Shortfalls, if any, will be financed through the Company's revolving credit agreements or through borrowings from the Brink's and Burlington Groups.

Capital Expenditures
Cash capital expenditures for the first six months of 1997 totaled $17.0 million, excluding expenditures that have been or are expected to be financed through capital and operating leases. During the 1997 period, Coal Operations and Mineral Ventures spent $14.6 million and $2.4 million, respectively, on capital expenditures. For the remainder of 1997, the Minerals Group's capital expenditures, excluding expenditures that have been or are expected to be financed through capital and operating leases, are expected to range between $8 million and $10 million.

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

Total debt outstanding at June 30, 1997 was $166.0 million, an increase of $41.0 million from the $125.0 million outstanding at December 31, 1996. These increased borrowings, which funded cash flow requirements (including repayment of amounts owed to the Brink's and Burlington Groups), were made primarily under the credit agreement discussed below.

The Company has a $350.0 million revolving credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million. As of June 30, 1997, borrowings of $100.0 million were outstanding under the term loan portion of the Facility with $79.5 million of additional borrowings outstanding under the remainder of the Facility. Of the outstanding amounts under the Facility at June 30, 1997, $163.9 million was attributed to the Minerals Group.

Related Party Transactions
At June 30, 1997, under interest bearing borrowing arrangements, the Minerals Group owed the Brink's Group $8.9 million, a decrease of $15.1 million from the $24.0 million owed at December 31, 1996. The amount owed the Burlington Group was reduced by $7.7 million to zero from the amount owed at December 31, 1996.

At June 30, 1997, the Brink's Group owed the Minerals Group $17.2 million versus $18.8 million at December 31, 1996 for tax payments representing the utilization of the Minerals Group's tax benefits by the Brink's Group, of which $12.0 million is expected to be paid within one year. Also at June 30, 1997, the Burlington Group owed the Minerals Group $23.2 million versus $24.3 million at December 31, 1996 for tax payments representing the utilization of the Minerals Group's tax benefits by the Burlington Group, of which $12.0 million is expected to be paid in one year.

Off-Balance Sheet Instruments
During July 1997, Mineral Ventures closed a gold forward sale hedge position and realized proceeds of $2.6 million, which will be recognized over the next 16,397 ounces of gold sales. After closing out the aforementioned position, approximately 9% of Mineral Ventures' recoverable proven and probable reserves had been sold forward under forward sales contracts that mature periodically through early-1998.

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

During the quarter and six months ended June 30, 1997, the Company repurchased no shares of its Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock"). During the quarter and six months ended June 30, 1996, the Company repurchased 11 shares of its Convertible Preferred Stock at a total cost of $4.0 million.

Dividends
The Board of Directors of the Company intends to declare and pay dividends on Brink's Stock, Burlington Stock and Minerals Stock based on earnings, financial condition, cash flow and business requirements of each of the Groups, respectively. Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its public debt and bank credit agreements, losses by the Brink's and/or the Burlington Group could affect the Company's ability to pay dividends in respect of stock relating to the Minerals Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount (as defined in the Company's Articles of Incorporation), which is adjusted by net income or losses and other equity transactions. At June 30, 1997, the Available Minerals Dividend Amount was at least $17.9 million.

During the first six months of 1997 and 1996, the Board declared and the Company paid cash dividends of 32.5 cents per share of Minerals Stock. Dividends paid on the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") in the 1997 and 1996 first six months totaled $1.8 million and $2.0 million, respectively. Preferred dividends included in the Minerals Group's Statement of Operations for the quarter and six months ended June 30, 1996 are net of $1.1 million which was the excess of the carrying amount of the Convertible Preferred Stock over the cash period to holders of the stock.

The Company pays an annual cumulative dividend on its Convertible Preferred Stock of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefore, when, as and if declared by the Board. Such stock bears a liquidation preference of $500 per share, plus an attributed amount equal to accrued and unpaid dividends thereon.

Pending Accounting Change
The Minerals Group will implement the following new accounting standards:

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", will be implemented in the fourth quarter of 1997. SFAS No. 128 will require the Minerals Group to report both basic and diluted earnings per share ("EPS") calculations as well as provide a reconciliation between basic and diluted EPS computations. SFAS No. 128 supersedes previous guidance from Accounting Principles Board Opinion ("APB") No. 15, "Earnings per Share". On the effective date, all prior-period EPS data presented will be restated to conform with the provisions of SFAS No. 128.

     SFAS No. 130, "Reporting Comprehensive Income", will be implemented in the first quarter of 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. With the exception of foreign currency translation adjustments, such changes are not significant to the Minerals Group.

     SFAS No. 131,  "Disclosures  about  Segments of an  Enterprise  and Related
     Information", will be implemented in the first quarter of 1998. SFAS No. 131 requires publicly-held companies to report financial and descriptive information about operating segments in financial statements issued to shareholders for interim and annual periods. The SFAS also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The adoption of this SFAS is not expected to have a material impact on the financial statements of the Minerals Group.

Forward Looking Information
Certain of the matters discussed herein involve forward looking information which is subject to known and unknown risks and uncertainties which could cause actual results to differ materially from those which are anticipated. Such risks and uncertainties include, but are not limited to, overall economic and business conditions, the demand for the Minerals Group's products, geological conditions, pricing and other competitive factors in the industry, new government regulations and integration of new ventures.




                           Part II - Other Information



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         Exhibit
         Number

         3(ii)    The Registrant's Bylaws, as amended through July 11, 1997.


         4 Amendment dated as of July 1, 1997, to the Amended and Restated Rights Agreement dated as of January 19, 1996, as amended, between the Registrant and BankBoston, N.A., as rights agent.


         11       Statement re: Computation of Per Share Earnings.


(b) A report on Form 8-K was filed on April 8, 1997, with respect to estimated first quarter 1997 earnings for Pittston Brink's Group Common Stock, and a report on Form 8-K was filed on April 24, 1997, with respect to first quarter 1997 earnings for each of Pittston Brink's Group Common Stock, Pittston Burlington Group Common Stock and Pittston Minerals Group Common Stock.




                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                       THE PITTSTON COMPANY



August 14, 1997                                   By        G. R. ROGLIANO
                                                           (G. R. Rogliano)
                                                        Senior Vice President
                                                    (Duly Authorized Officer and
                                                      Chief Accounting Officer)