Form 10-Q
period 1997-09-30
PITTSTON CO
filed 1997-11-14
CIK 78890

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

         Yes  X    No ___

As of November 11, 1997, 41,129,679 shares of $1 par value Pittston Brink's Group Common Stock, 20,378,000 shares of $1 par value Pittston Burlington Group Common Stock and 8,405,908 shares of $1 par value Pittston Minerals Group Common Stock were outstanding.

                                          Part I - Financial Information
                                       The Pittston Company and Subsidiaries
                                            CONSOLIDATED BALANCE SHEETS
                                     (In thousands, except per share amounts)

                                                                           September 30                December 31
                                                                                   1997                       1996
-------------------------------------------------------------------------------------------------------------------

                                                                            (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                 $      59,992                     41,217
Short-term investments, at lower of cost or market                                1,662                      1,856
Accounts receivable (net of estimated amount uncollectible:
   1997 - $18,734; 1996 - $16,116)                                              550,132                    475,859
Inventories, at lower of cost or market                                          52,743                     37,127
Prepaid expenses                                                                 41,338                     32,798
Deferred income taxes                                                            49,055                     49,557
-------------------------------------------------------------------------------------------------------------------

Total current assets                                                            754,922                    638,414

Property,  plant  and  equipment,  at  cost  (net of  accumulated  depreciation, depletion and amortization:
   1997 - $513,828 1996 - $457,756)                                             636,289                    540,851
Intangibles, net of amortization                                                302,937                    317,062
Deferred pension assets                                                         123,230                    124,241
Deferred income taxes                                                            53,569                     58,690
Other assets                                                                    145,100                    153,345
-------------------------------------------------------------------------------------------------------------------

Total assets                                                              $   2,016,047                  1,832,603
-------------------------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                                                     $      31,098                     31,669
Current maturities of long-term debt                                             12,943                      5,450
Accounts payable                                                                276,064                    271,296
Accrued liabilities                                                             302,180                    280,276
-------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                       622,285                    588,691

Long-term debt, less current maturities                                         269,146                    158,837
Postretirement benefits other than pensions                                     231,211                    226,697
Workers' compensation and other claims                                          110,515                    116,893
Deferred income taxes                                                            15,512                     15,075
Other liabilities                                                               114,030                    119,703
Shareholders' equity:
Preferred stock, par value $10 per share: Authorized: 2,000 shares
   $31.25 Series C Cumulative Convertible Preferred Stock;
   Issued:  1997 - 114 shares; 1996 - 115 shares                                  1,138                      1,154
Pittston Brink's Group Common Stock, par value $1 per share:
   Authorized: 100,000 shares;
   Issued: 1997 - 41,130 shares; 1996 - 41,296 shares                            41,130                     41,296
Pittston Burlington Group Common Stock, par value $1 per share:
   Authorized: 50,000 shares;
   Issued: 1997 - 20,378 shares; 1996 - 20,711 shares                            20,378                     20,711
Pittston Minerals Group Common Stock, par value $1 per share:
   Authorized: 20,000 shares;
   Issued: 1997 - 8,406 shares; 1996 - 8,406 shares                               8,406                      8,406
Capital in excess of par value                                                  433,204                    400,135
Retained earnings                                                               326,405                    273,118
Equity adjustment from foreign currency translation                             (34,802)                   (21,188)
Employee benefits trust, at market value                                       (142,511)                  (116,925)
-------------------------------------------------------------------------------------------------------------------

Total shareholders' equity                                                      653,348                    606,707
-------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                                $   2,016,047                  1,832,603
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


                                       The Pittston Company and Subsidiaries
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (In thousands, except per share amounts)
                                                    (Unaudited)



                                                                  Three Months                         Nine Months
                                                            Ended September 30                  Ended September 30
                                                         1997             1996              1997              1996
------------------------------------------------------------------------------------------------------------------


Net sales                                         $   150,998          177,195           467,693           522,715
Operating revenues                                    719,503          605,199         2,010,638         1,747,973
------------------------------------------------------------------------------------------------------------------

Net sales and operating revenues                      870,501          782,394         2,478,331         2,270,688

Costs and expenses:
Cost of sales                                         144,338          167,907           451,586           533,236
Operating expenses                                    583,027          497,743         1,655,280         1,454,058
Restructuring and other credits,
   including litigation accrual                             -                -                 -           (37,758)
Selling, general and administrative expenses           85,478           74,711           255,576           218,033
-------------------------------------------------------------------------------------------------------------------

Total costs and expenses                              812,843          740,361         2,362,442         2,167,569
Other operating income, net                             2,898            3,684             9,349            13,742
-------------------------------------------------------------------------------------------------------------------

Operating profit                                       60,556           45,717           125,238           116,861
Interest income                                         1,067              880             3,077             2,216
Interest expense                                       (7,282)          (3,409)          (19,268)          (10,533)
Other expense, net                                       (810)          (2,506)           (5,098)           (6,912)
-------------------------------------------------------------------------------------------------------------------

Income before income taxes                             53,531           40,682           103,949           101,632
Provision for income taxes                             17,194           11,638            31,608            28,542
-------------------------------------------------------------------------------------------------------------------

Net income                                             36,337           29,044            72,341            73,090
Preferred stock dividends, net                           (789)             146            (2,592)             (773)
-------------------------------------------------------------------------------------------------------------------

Net income attributed to common shares            $    35,548           29,190            69,749            72,317
-------------------------------------------------------------------------------------------------------------------


Pittston Brink's Group:
Net income attributed to common shares            $    19,372           15,841            52,417            41,714
-------------------------------------------------------------------------------------------------------------------

Net income per common share                       $       .51              .41              1.37              1.09
-------------------------------------------------------------------------------------------------------------------

Cash dividend per common share                    $      .025             .025              .075              .075
-------------------------------------------------------------------------------------------------------------------


Pittston Burlington Group:
Net income attributed to common shares            $    15,993           10,705            19,168            23,214
-------------------------------------------------------------------------------------------------------------------

Net income per common share:
   Primary                                        $       .82              .56               .99              1.21
   Fully diluted                                          .79              .56               .95              1.21
-------------------------------------------------------------------------------------------------------------------

Cash dividends per common share                   $       .06              .06               .18               .18
-------------------------------------------------------------------------------------------------------------------


Pittston Minerals Group:
Net income (loss) attributed to common
   shares                                         $       183            2,644            (1,836)            7,389
-------------------------------------------------------------------------------------------------------------------

Net income (loss) per common share:
   Primary                                        $       .02              .33              (.23)              .94
   Fully diluted                                          .02              .25              (.23)              .82
-------------------------------------------------------------------------------------------------------------------

Cash dividends per common share                   $     .1625            .1625             .4875             .4875
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                                       The Pittston Company and Subsidiaries
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)



                                                                                    Nine Months Ended September 30
                                                                                            1997              1996
-------------------------------------------------------------------------------------------------------------------


Cash flows from operating activities:
Net income                                                                            $   72,341            73,090
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Noncash charges and other write-offs                                                        -            29,948
   Depreciation, depletion and amortization                                               96,467            83,315
   Provision for aircraft heavy maintenance                                               25,009            23,980
   Provision for deferred income taxes                                                     5,306            10,496
   Provision for pensions, noncurrent                                                        725             1,043
   Provision for uncollectible accounts receivable                                         6,837             5,313
   Equity in loss (earnings) of unconsolidated affiliates,
      net of dividends received                                                            3,727            (1,364)
   Other operating, net                                                                    7,454             5,401
   Change in operating  assets and  liabilities,  net of effects of acquisitions and dispositions:
      Increase in accounts receivable                                                    (58,484)          (20,199)
      (Increase) decrease in inventories                                                 (15,532)            4,999
      Increase in prepaid expenses                                                        (4,984)           (1,105)
      Increase (decrease) in accounts payable and accrued liabilities                     16,389           (22,851)
      Increase in other assets                                                            (6,619)           (7,622)
      Decrease in other liabilities                                                       (5,630)          (49,437)
      Decrease in workers' compensation and other claims, noncurrent                      (6,377)           (9,659)
      Other, net                                                                            (650)              338
-------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                135,979           125,686
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Additions to property, plant and equipment                                              (133,911)         (116,294)
Aircraft heavy maintenance expenditures                                                  (24,790)          (15,215)
Proceeds from disposal of property, plant and equipment                                    5,455            11,732
Acquisitions, net of cash acquired, and related contingency payments                     (65,271)             (971)
Other, net                                                                                 8,925             6,519
-------------------------------------------------------------------------------------------------------------------

Net cash used by investing activities                                                   (209,592)         (114,229)
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Additions to debt                                                                        144,137            20,375
Reductions of debt                                                                       (31,090)           (9,510)
Repurchase of stock                                                                      (12,373)           (8,268)
Proceeds from exercise of stock options and employee stock purchase plan                   4,060             3,463
Dividends paid                                                                           (12,346)          (13,242)
Cost of stock proposal                                                                         -            (2,475)
-------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by financing activities                                          92,388            (9,657)
-------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                 18,775             1,800
Cash and cash equivalents at beginning of period                                          41,217            52,823
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                            $   59,992            54,623
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

                                       The Pittston Company and Subsidiaries
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (In thousands, except per share amounts)
                                                    (Unaudited)


(1) The Pittston Company (the "Company") prepares consolidated financial statements in addition to separate financial statements for the Pittston Brink's Group (the "Brink's Group"), the Pittston Burlington Group (the "Burlington Group") and the Pittston Minerals Group (the "Minerals Group"). The Brink's Group consists of the Brink's, Incorporated ("Brink's") and Brink's Home Security, Inc. ("BHS") operations of the Company. The Burlington Group consists of the BAX Global Inc. ("BAX Global" formerly Burlington Air Express Inc.) operations of the Company. The Minerals Group consists of the Pittston Coal Company ("Coal Operations") and Pittston Mineral Ventures ("Mineral Ventures") operations of the Company. The Company's capital structure includes three issues of common stock: Pittston Brink's Group Common Stock ("Brink's Stock"), Pittston Burlington Group Common Stock ("Burlington Stock") and Pittston Minerals Group Common Stock ("Minerals Stock") which were designed to provide shareholders with separate securities reflecting the performance of the Brink's Group, Burlington Group and Minerals Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting any Group or the Company as a whole. Holders of Brink's Stock, Burlington Stock and Minerals Stock are shareholders of the Company, which is responsible for all liabilities. Financial developments affecting the Brink's Group, the Burlington Group or the Minerals Group that affect the Company's financial condition could affect the results of operations and financial condition of each of the Groups.

(2) The average common shares outstanding used in the net income per share computations were as follows:

                                        Three Months                        Nine Months
                                  Ended September 30                 Ended September 30
                                  1997          1996                 1997          1996
----------------------------------------------------------------------------------------

Brink's Stock                   38,309        38,264               38,243        38,158
Burlington Stock:
   Primary                      19,470        19,283               19,449        19,161
   Fully diluted                20,140        19,283               20,125        19,161
Minerals Stock:
   Primary                       8,096         7,926                8,055         7,872
   Fully diluted                 9,899         9,819                8,055         9,920
----------------------------------------------------------------------------------------



     The average common shares outstanding used in the net income per share computations do not include the shares of Brink's Stock, Burlington Stock and Minerals Stock held in the Company's Employee Benefits Trust which totaled 2,788 (3,256 in 1996), 975 (1,389 in 1996) and 287 (446 in 1996),
     respectively, at September 30, 1997.

     For the quarter and nine months ended September 31, 1996, fully diluted net income per share for the Burlington Group is considered to be the same as primary since the effect of common stock equivalents was either antidilutive or insignificant.

     For the quarter and nine months ended September 30, 1997, fully diluted net income (loss) per share for the Minerals Group is considered to be the same as primary since the effect of common stock equivalents and the assumed conversion of preferred stock was either antidilutive or insignificant.

(3) Depreciation, depletion and amortization of property, plant and equipment in the third quarter and nine-month period of 1997 totaled $28,978 ($23,601 in 1996) and $77,476 ($67,850 in 1996), respectively.

(4) Cash payments made for interest and income taxes (net of refunds received) were as follows:

                                        Three Months                        Nine Months
                                  Ended September 30                 Ended September 30
                                  1997          1996                 1997          1996
----------------------------------------------------------------------------------------

Interest                     $   7,146         3,264               19,424        11,285
----------------------------------------------------------------------------------------

Income taxes                 $   7,771         7,567               25,335        15,749
----------------------------------------------------------------------------------------



     During the nine months ended September 30, 1997 and 1996, capital lease obligations of $3,074 and $2,130, respectively, were incurred for leases of property, plant and equipment.

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

     In March 1996, a settlement was reached in the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows:
     $25,845 upon dismissal of the Evergreen Case and the remainder of $24,000 in installments of $7,000 in 1996 and $8,500 in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Company. The amount previously escrowed and accrued was included in "Short-term investments" and "Accrued liabilities" on the Company's balance sheet. The second and third payments were paid in the third quarters of 1996 and 1997, respectively, and funded from cash provided by operating activities. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan.

     As a result of the settlement of the Evergreen Case at an amount lower than previously accrued, the Company recorded a pretax benefit of $35,650
     ($23,173 after-tax) in the first quarter of 1996 in its consolidated financial statements.

(6) In 1996, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires companies to review assets for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 resulted in a pretax charge to earnings in the first quarter of 1996 for Coal Operations of $29,948 ($19,466 after-tax), of which $26,312 was included in cost of sales and $3,636 was included in selling, general and administrative expenses.

(7) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Brink's Group and the BHS segment for the first nine months of 1997 and 1996 by $3,567 and $3,472, respectively, and for the third quarter of 1997 and 1996 by $1,199 and $1,296, respectively. The effect of this change increased net income per common share of the Brink's Group by $0.06 in the first nine months of 1997 and 1996, and by $0.02 in the third quarter of 1997 and 1996.

(8) Based on demonstrated retention of customers, beginning in the first quarter of 1997, BHS prospectively adjusted its annual depreciation rate for capitalized subscribers' installation costs. This change more accurately matches depreciation expense with monthly recurring revenue generated from customers. This change in accounting estimate reduced depreciation expense for capitalized installation costs for the quarter and nine months ended September 30, 1997 for the Brink's Group and the BHS segment by $2,262 and $6,484, respectively. The effect of this change increased net income of the Brink's Group in the third quarter and first nine months of 1997 by $1,471 ($0.04 per common share) and $4,215 ($0.11 per common share), respectively.

(9) During the three months ended September 30, 1997 and 1996, the Company purchased no shares of Brink's Stock; 200,200 shares (at a cost of $4,855) and 15,300 shares (at a cost of $280), respectively, of Burlington Stock; and no shares of Minerals Stock, under the share repurchase program authorized by the Board of Directors of the Company (the "Board"). During the nine months ended September 30, 1997 and 1996, the Company purchased 166,000 shares (at a cost of $4,347) and no shares, respectively, of Brink's Stock; 332,300 shares (at a cost of $7,405) and 20,300 shares (at a cost of $373), respectively, of Burlington Stock; and no shares of Minerals Stock, under the share repurchase program.

(10) During the quarter and nine months ended September 30, 1997, the Company purchased 1,515 shares (at a cost of $617) of its Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock"). During the quarter and nine months ended September 30, 1996, the Company purchased 10,320 shares (at a cost of $3,922) and 20,920 shares (at a cost of $7,897), respectively of the Convertible Preferred Stock. Preferred dividends included on the Company's Statement of Operations for the quarter and nine months ended September 30, 1997 are net of $108, which is the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to holders of the stock. Preferred dividends included on the Company's Statement of Operations for the quarter and nine months ended September 30, 1996, are net of $1,020 and $2,120, respectively, which is the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to holders of the stock.

(11) The Company will implement the following new accounting standards.

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

          SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", will be implemented in the financial statements for the year ended December 31, 1998. SFAS No. 131 requires publicly-held companies to report financial and descriptive information about operating segments in financial statements issued to shareholders for interim and annual periods. The SFAS also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The adoption of this SFAS is not expected to have a material impact on the financial statements of the Company.

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

                      The Pittston Company and Subsidiaries
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


The financial statements of The Pittston Company (the "Company") include balance sheets, results of operations and cash flows of the Brink's, Incorporated ("Brink's"), Brink's Home Security, Inc. ("BHS"), BAX Global Inc. ("BAX Global" formerly Burlington Air Express Inc.), Pittston Coal Company ("Coal Operations") and Pittston Mineral Ventures ("Mineral Ventures") operations of the Company as well as the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment.

The following discussion is a summary of the key factors management considers necessary in reviewing the Company's results of operations, liquidity and capital resources.


                              RESULTS OF OPERATIONS


                                                                  Three Months                         Nine Months
                                                            Ended September 30                  Ended September 30
(In thousands)                                           1997             1996              1997              1996
-------------------------------------------------------------------------------------------------------------------


Net sales and operating revenues:
Brink's                                           $   234,004          192,491           667,753           551,756
BHS                                                    46,071           39,531           132,481           114,881
BAX Global                                            439,428          373,177         1,210,404         1,081,336
Coal Operations                                       145,616          172,603           454,282           507,967
Mineral Ventures                                        5,382            4,592            13,411            14,748
-------------------------------------------------------------------------------------------------------------------

Net sales and operating revenues                  $   870,501          782,394         2,478,331         2,270,688
-------------------------------------------------------------------------------------------------------------------


Operating profit (loss):
Brink's                                           $    20,861           16,033            55,805            37,935
BHS                                                    13,402           11,509            39,454            34,012
BAX Global                                             28,926           20,466            39,117            45,479
Coal Operations                                         2,640            5,393             7,495            14,960
Mineral Ventures                                         (347)            (324)           (2,112)            1,425
-------------------------------------------------------------------------------------------------------------------

Segment operating profit                               65,482           53,077           139,759           133,811
General corporate expense                              (4,926)          (7,360)          (14,521)          (16,950)
-------------------------------------------------------------------------------------------------------------------

Total operating profit                            $    60,556           45,717           125,238           116,861
-------------------------------------------------------------------------------------------------------------------



In the third quarter of 1997, the Company reported net income of $36.3 million compared with $29.0 million in the third quarter of 1996. Operating profit totaled $60.6 million in the 1997 third quarter compared with $45.7 million in the prior year third quarter. Increased operating profits at Brink's ($4.8 million), BHS ($1.9 million) and BAX Global ($8.5 million) as well as lower general corporate expenses ($2.4 million), were offset by lower operating results at Coal Operations ($2.8 million) and Mineral Ventures. 1996 general corporate expenses included $2.7 million related to the relocation of the Company's headquarters to Richmond, Virginia.

In the first nine months of 1997, the Company reported net income of $72.3 million compared with $73.1 million in the first nine months of 1996. Operating profit totaled $125.2 million in the first nine months of 1997 compared with $116.9 million in the prior year period. Coal Operations' first nine months of 1996 earnings included three non-recurring items: a benefit from the settlement of the Evergreen Case at an amount lower than previously accrued ($35.7 million or $23.2 million after-tax); a charge related to a new accounting standard regarding the impairment of long-lived assets ($29.9 million or $19.5 million after-tax), and a benefit from the reversal of excess restructuring liabilities ($2.1 million or $1.4 million after-tax). Increased operating profits in the first nine months of 1997 at Brink's ($17.9 million) and BHS ($5.4 million) were offset by decreases in operating results at BAX Global ($6.4 million, including a $12.5 million charge for consulting costs related to the redesign of BAX Global's business processes and new information systems architecture), Coal Operations ($7.5 million) and Mineral Ventures ($3.5 million).

Brink's
The following is a table of selected financial data for Brink's on a comparative basis:

                                                                  Three Months                         Nine Months
                                                            Ended September 30                  Ended September 30
(In thousands)                                           1997             1996              1997              1996
-------------------------------------------------------------------------------------------------------------------


Operating revenues:
  North America (United States & Canada)          $   123,363          106,156           351,752           308,271
  International subsidiaries                          110,641           86,335           316,001           243,485
-------------------------------------------------------------------------------------------------------------------

Total operating revenues                              234,004          192,491           667,753           551,756

Operating expenses                                    184,974          154,527           527,471           447,177
Selling, general and administrative expenses           28,814           23,579            84,618            68,122
-------------------------------------------------------------------------------------------------------------------

Total costs and expenses                              213,788          178,106           612,089           515,299
Other operating income, net                               645            1,648               141             1,478
-------------------------------------------------------------------------------------------------------------------

Operating profit:
  North America (United States & Canada)               10,783            9,292            28,195            23,383
  International operations                             10,078            6,741            27,610            14,552
-------------------------------------------------------------------------------------------------------------------

Total operating profit                            $    20,861           16,033            55,805            37,935
-------------------------------------------------------------------------------------------------------------------


Depreciation and amortization                     $    10,410            6,484            24,768            18,221
-------------------------------------------------------------------------------------------------------------------


Cash capital expenditures                         $    15,520            8,514            35,625            24,518
-------------------------------------------------------------------------------------------------------------------



Brink's consolidated revenues totaled $234.0 million in the third quarter of 1997 compared with $192.5 million in the third quarter of 1996. Brink's operating profit of $20.9 million in the third quarter of 1997 represented a $4.9 million (31%) increase over the $16.0 million operating profit reported in the prior year quarter. The revenue increase of $41.5 million (22%) was offset, in part, by an increase in operating expenses and selling, general and administrative expenses of $35.7 million and a decrease in other operating income of $1.0 million.

Revenues from North American operations (United States and Canada) increased $17.2 million (16%) to $123.4 million in the 1997 third quarter from $106.2 million in the prior year quarter. North American operating profit increased $1.5 million (16%) to $10.8 million in the current year quarter from $9.3 million in the third quarter of 1996. The operating profit improvement primarily resulted from improved armored car operations, which include ATM services.

Revenues from international subsidiaries increased $24.3 million to $110.6 million in the 1997 third quarter from $86.3 million in the comparable 1996 quarter. Operating profits from international subsidiaries and minority-owned affiliates amounted to $10.1 million in the current year third quarter compared to $6.7 million in the prior year third quarter. More than half of the revenue and operating profit increases were due to the consolidation of the results of Brink's Venezuelan subsidiary, Custodia y Traslado de Valores C.A. ("Custravalca"), where Brink's increased its ownership from 15% to 61% during January 1997. However, non-operating expenses, including net interest and minority ownership expense net of foreign translation gains associated with the acquisition, offset more than one half of the operating profit generated by Custravalca. The Latin America region, whose operating profits increased $1.6 million during the third quarter 1997, benefited from increased ownership positions in Venezuela and Peru. The region's results also reflected improvements in Colombia and Chile, offset, in part, by a decrease in results in Mexico and start-up operations in Argentina. In Europe, operating profits increased $1.2 million due primarily to improved performance in the Netherlands partially offset by lower results of the 38% owned affiliate in France. The operating profits in the Asia/Pacific region in the third quarter of 1997 were essentially unchanged from the comparable quarter of 1996. Operating profits from Brink's international diamond and jewelry operations increased slightly in the third quarter of 1997 versus the same period in 1996.

Brink's consolidated revenues totaled $667.8 million in the first nine months of 1997 compared with $551.8 million in the first nine months of 1996. Brink's operating profit of $55.8 million in the first nine months of 1997 represented a $17.9 million (47%) increase over the $37.9 million operating profit reported in the prior year period. The revenue increase of $116.0 million (21%) in the first nine months of 1997 was offset, in part, by an increase in operating expenses and selling, general and administrative expenses of $96.8 million and a decrease in other operating income of $1.3 million.

Revenues from North American operations increased $43.5 million (14%) to $351.8 million in the first nine months of 1997 from $308.3 million in the same period of 1996. North American operating profit increased $4.8 million (21%) to $28.2 million in the current year period from $23.4 million in the same period of 1996. The operating profit improvement for the nine months of 1997 primarily resulted from improved armored car operations, which includes ATM services, and to a lesser extent, improved currency processing operations.

Revenues from international subsidiaries increased $72.5 million to $316.0 million in the first nine months of 1997 from $243.5 million in the first nine months of 1996. Operating profits from international subsidiaries and minority-owned affiliates amounted to $27.6 million in the current year period compared to $14.6 million in the prior year period. More than half of the revenue and operating profit increases were due to the consolidation of the results of Brink's Venezuelan subsidiary which benefited the Latin America region. However, non-operating expenses, including net interest and minority ownership expense net of foreign translation gains associated with the acquisition, offset more than one half of the operating profit generated by Custravalca. Results in Latin America also reflected improvements in Chile and Colombia offset, in part, by lower results in Brazil and Mexico and by start-up operations in Argentina. Operating profits in Europe increased $1.9 million in the first nine months of 1997 due to improved results in most countries, largely offset by unfavorable results in France. Operating profits in the Asia/Pacific region remained essentially unchanged, while Brink's international diamond and jewelry operations showed improved performance in the nine-month period ended September 30, 1997.

In conjunction with Brink's increased ownership in Custravalca from 15% to 61% in the first quarter of 1997, Brink's also acquired a further 31% interest in Brink's Peru S.A., increasing its ownership position in this affiliate to 36%. Brink's also acquired the remaining interests in Brink's Hong Kong, Brink's Taiwan and Brink's Holland, increasing ownership in these subsidiaries to 100%, and acquired additional interests in Brink's Bolivia and Brink's Chile.

BHS
The following is a table of selected financial data for BHS on a comparative basis:

                                                                  Three Months                        Nine Months
                                                            Ended September 30                 Ended September 30
(Dollars in thousands)                                   1997             1996              1997             1996
-------------------------------------------------------------------------------------------------------------------


Operating revenues                                 $   46,071           39,531           132,481          114,881

Operating expenses                                     22,908           20,452            66,060           59,810
Selling, general and administrative expenses            9,761            7,570            26,967           21,059
-------------------------------------------------------------------------------------------------------------------

Total costs and expenses                               32,669           28,022            93,027           80,869
-------------------------------------------------------------------------------------------------------------------


Operating profit                                   $   13,402           11,509            39,454           34,012
-------------------------------------------------------------------------------------------------------------------


Depreciation and amortization                      $    7,880            7,839            21,662           22,083
-------------------------------------------------------------------------------------------------------------------


Cash capital expenditures                          $   19,774           14,702            53,853           44,751
-------------------------------------------------------------------------------------------------------------------


Annualized recurring revenues (a)                                                      $ 149,524          121,254
-------------------------------------------------------------------------------------------------------------------


Number of subscribers:
   Beginning of period                                482,065          412,591           446,505          378,659
   Installations                                       28,000           23,327            80,388           72,030
   Disconnects                                         (9,691)          (8,125)          (26,519)         (22,896)
-------------------------------------------------------------------------------------------------------------------

End of period                                         500,374          427,793           500,374          427,793
-------------------------------------------------------------------------------------------------------------------


(a) Annualized recurring revenues are calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for monitoring, maintenance and related services.


Revenues for BHS increased by $6.6 million (17%) to $46.1 million in the third quarter of 1997 from $39.5 million in the 1996 quarter. In the first nine months of 1997, revenues for BHS increased by $17.6 million (15%) to $132.5 million from $114.9 million in the first nine months of 1996. The increase in revenues in both periods was predominantly from higher ongoing monitoring and service revenues, reflecting a 17% increase in the subscriber base as well as higher average monitoring fees. As a result of such growth, annualized recurring revenues at the end of the third quarter of 1997 grew 23% over the amount in effect at the end of the third quarter of 1996. The increase in monitoring and service revenues for the 1997 nine-month period was partially offset by a decrease in installation revenue. Installation revenue for the third quarter of 1997 increased slightly over the same 1996 period. While the number of new security system installations has increased, the revenue per installation has decreased in both the three and nine-month periods ended September 30, 1997, as compared to the 1996 periods, due to continuing aggressive installation pricing and marketing by competitors.

Operating profit of $13.4 million in the third quarter of 1997 represented an increase of $1.9 million (17%) compared to the $11.5 million earned in the 1996 third quarter. In the first nine months of 1997, operating profit increased $5.5 million (16%) to $39.5 million from $34.0 million earned in the first nine months of 1996. These increases included a $2.3 million and $6.5 million reduction in depreciation expense in the third quarter and first nine months of 1997, respectively, resulting from a change in estimate (discussed below). Operating profit for the quarter and nine months ended September 30, 1997 was favorably impacted by the 17% growth in the subscriber base, higher average monitoring fees and the aforementioned change in estimate, partially offset by increased account servicing and administrative expenses, which were a consequence of the larger subscriber base. Operating profit in the same respective periods of 1997 was also impacted by a $2.1 million and $5.5 million increase in net installation and marketing costs incurred and expensed. While these costs to obtain subscribers increased during the 1997 periods, the cash margins per subscriber generated from recurring revenues increased slightly over 1996 periods.

It is BHS' policy to depreciate capitalized subscriber installation expenditures over the estimated life of the security system based on subscriber retention percentages. BHS initially developed its annual depreciation rate based on information about subscriber retention which was available at the time. However, accumulated historical data about actual subscriber retention has indicated that approximately 50% of subscribers are still active after a period of ten years. Therefore, in order to reflect the higher demonstrated retention of subscribers, and to more accurately match depreciation expense with monthly recurring revenue generated from active subscribers, BHS prospectively adjusted its annual depreciation rate for capitalized subscriber installation costs in the first quarter of 1997. BHS will continue its practice of charging the remaining net book value of all capitalized subscriber installation expenditures to depreciation expense as soon as a system is identified for disconnection. This change in estimate reduced depreciation expense for capitalized installation costs in the third quarter and first nine months of 1997 by $2.3 million and $6.5 million, respectively.

As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Brink's Group and the BHS segment for the first nine months of 1997 and 1996 by $3.6 million and $3.5 million, respectively, and for the third quarter of 1997 and 1996 by $1.2 million and $1.3 million, respectively. The effect of this change increased net income per common share of the Brink's Group by $0.06 in the first nine months of 1997 and 1996, and by $0.02 in the third quarter of 1997 and 1996.

BAX Global
The following is a table of selected financial data for BAX Global on a comparative basis:

                                                                  Three Months                         Nine Months
(In thousands - except per                                  Ended September 30                  Ended September 30
pound/shipment amounts)                                  1997             1996              1997              1996
-------------------------------------------------------------------------------------------------------------------


Operating revenues:
Intra-U.S.
   Expedited freight services                     $   176,332          142,506           457,672           405,238
   Other                                                1,761            1,216             5,372             3,318
-------------------------------------------------------------------------------------------------------------------

Total Intra-U.S.                                      178,093          143,722           463,044           408,556

International
   Expedited freight services                         196,829          175,516           570,451           517,692
   Customs clearances                                  32,096           30,017            91,396            88,793
   Ocean and other                                     32,410           23,922            85,513            66,295
-------------------------------------------------------------------------------------------------------------------

Total International                                   261,335          229,455           747,360           672,780

Total operating revenues                              439,428          373,177         1,210,404         1,081,336
-------------------------------------------------------------------------------------------------------------------


Operating expenses                                    375,145          322,764         1,061,749           947,071
Selling, general and administrative expenses           35,708           30,172           111,397            89,752
-------------------------------------------------------------------------------------------------------------------

Total costs and expenses                              410,853          352,936         1,173,146         1,036,823
Other operating income, net                               351              225             1,859               966
-------------------------------------------------------------------------------------------------------------------

Operating profit:
   Intra-U.S.                                          16,938           11,783            24,553            25,520
   International                                       11,988            8,683            27,064            19,959
   Other (a)                                                -                -           (12,500)                -
-------------------------------------------------------------------------------------------------------------------

Total operating profit                            $    28,926           20,466            39,117            45,479
-------------------------------------------------------------------------------------------------------------------


Expedited freight services
   shipment growth rate                                 41.8%            (0.5%)            13.5%              2.8%

Expedited freight services weight growth rate:
   Intra-U.S.                                           16.5%             6.7%              7.1%              5.0%
   International                                        14.5%            (1.7%)             8.3%              4.5%
   Worldwide                                            15.5%             2.2%              7.7%              4.7%
-------------------------------------------------------------------------------------------------------------------


Expedited freight services
   weight (millions of pounds)                          418.1            362.0           1,141.2           1,059.2
Expedited freight services
   shipments (thousands)                                1,836            1,294             4,441             3,914
-------------------------------------------------------------------------------------------------------------------


Expedited freight services average:
   Yield (revenue per pound)                      $      .893             .879              .901              .871
   Revenue per shipment                           $       203              246               232               236
   Weight per shipment (pounds)                           228              280               257               271
-------------------------------------------------------------------------------------------------------------------


(a) Consulting expenses related to the redesign of BAX Global Inc.'s business processes and new information systems architecture.

Reflecting the company's global orientation and expanded services, on October 1, 1997, Burlington Air Express Inc. changed its name to BAX Global Inc. The new BAX Global name reflects the Company's current position as one of the world's leading global freight transportation and logistics companies.

BAX Global's third quarter operating profit amounted to $28.9 million, an increase of $8.4 million from the $20.5 million operating profit reported in the third quarter of 1996. Worldwide revenues increased 18% to $439.4 million from $373.2 million in the 1996 quarter. The $66.2 million growth in revenues principally reflects a 16% increase in worldwide expedited freight services pounds shipped, which reached 418.1 million pounds in the third quarter of 1997, combined with a 2% increase in yield on this volume. In addition, non-expedited freight services revenues, increased $11.1 million (20%) during the third quarter of 1997 as compared to the same quarter in 1996. Worldwide expenses amounted to $410.9 million, $57.9 million (16%) higher than in the third quarter of 1996.

In the third quarter of 1997, BAX Global's intra-U.S. revenues increased from $143.7 million to $178.1 million. This $34.4 million (24%) increase was primarily due to an increase of $33.8 million in intra-U.S. expedited freight services revenues. The higher level of intra-U.S. expedited freight services revenues in 1997 was due to a 17% increase in weight shipped combined with a 6% increase in the average yield. The yield increase was due to higher average pricing on both overnight and second-day freight, due in large part to the effects of a strike against United Parcel Service (the "UPS Strike") and to an intra-U.S. shipment surcharge which was initiated in September 1996 to offset various cost increases. In addition, the average revenue per shipment and the average weight per shipment decreased as a result of the UPS Strike since, the additional volume, on average, consisted of a large number of smaller shipments. Excluding the estimated effects of the UPS Strike, the intra-U.S. expedited freight services average revenue per shipment increased, while the weight per shipment remained relatively unchanged. Intra-U.S. operating profit during the third quarter of 1997 increased $5.2 million from the $11.8 million recorded in the third quarter of 1996. Approximately $2.6 million of the increase was attributable to business from the UPS Strike.

International revenues in the third quarter of 1997 increased $31.8 million (14%) to $261.3 million from the $229.5 million recorded in the third quarter of 1996. International expedited freight services revenue increased $21.3 million (12%) due to a 15% increase in weight shipped. In addition, international non-expedited freight services revenue increased $10.6 million (20%) in the third quarter of 1997 as compared to the same period in 1996. The increase primarily relates to increases in international shipment volume and the continued expansion of ocean freight services. International operating profit in the third quarter of 1997 increased $3.3 million (38%) from the $8.7 million recorded in the third quarter of 1996. Operating profit during the third quarter of 1997 benefited from increased revenues combined with improved margins.

BAX Global operating profit for the first nine months of 1997, after a $12.5 million charge related to consulting expenses for the redesign of BAX Global's business processes and new information system architecture, amounted to $39.1 million, a decrease of $6.4 million from the $45.5 million reported in the first nine months of 1996. Worldwide revenues in the 1997 period increased 12% to $1,210.4 million from $1,081.3 million in the 1996 period. The $129.1 million growth in revenues principally reflects an 8% increase in worldwide expedited freight services pounds shipped, which reached 1,141.2 million pounds in the first nine months of 1997, combined with a 3% increase in yield on this volume. In addition, non-expedited freight services revenues increased $23.9 million (15%) during the first nine months of 1997 as compared to 1996. Worldwide expenses in the 1997 period, which include the $12.5 million charge, amounted to $1,173.1 million, $136.3 million (13%) higher than the 1996 period.

In the first nine months of 1997, BAX Global's intra-U.S. revenues increased from $408.6 million to $463.0 million. This $54.4 million (13%) increase was primarily due to an increase of $52.4 million in intra-U.S. expedited freight services revenues. The higher level of expedited freight services revenue in 1997 resulted from a 7% increase in weight shipped coupled with a 6% increase in the average yield. The increase in average yield was the combination of higher average pricing and a slight increase in the proportion of overnight freight in the sales mix. The higher average pricing was due, in large part, to the effects of the UPS Strike and to an intra-U.S. shipment surcharge which was initiated in September 1996 to offset various cost increases. In addition, the average revenue per shipment and the average weight per shipment decreased as a result of the UPS Strike since, the additional volume, on average, consisted of a large number of smaller shipments. Excluding the estimated effects of the UPS Strike, both of these averages increased over the 1996 nine-month period. Intra-U.S. operating profit during the first nine months of 1997, excluding any impact of the aforementioned $12.5 million charge, decreased $1.0 million from the $25.5 million recorded in the first nine months of 1996. Intra-U.S. operating profit in the first nine months of 1996 benefited from the reduction in Federal excise tax liabilities while intra-U.S. operating profit in the first nine months of 1997 was impacted by higher expenses associated with additional capacity designed to improve on-time customer service and to meet the rising demand in some of BAX Global's high growth markets, offset by an estimated $2.6 million impact attributed to the UPS Strike.

International revenues in the first nine months of 1997 increased $74.6 million (11%) to $747.4 million from the $672.8 million recorded in the comparable period of 1996. International expedited freight services revenue increased $52.8 million (10%) due to an 8% increase in weight shipped combined with a 2% increase in the average yield. The increase in the average yield on international expedited freight is primarily due to the fuel surcharge implemented by BAX Global in March 1997 in reaction to a corresponding surcharge implemented by its third party transportation providers. In addition, international non-expedited freight services revenue increased $21.8 million (14%) in the first nine months of 1997 as compared to the same period in 1996. The increase primarily relates to increases in international shipment volume and the continued expansion of ocean freight services. International operating profit in the first nine months of 1997 increased $7.1 million (36%) from the $20.0 million recorded in the comparable period of 1996. Operating profit during the first nine months of 1997 benefited from increased revenues combined with improved margins.

In June 1997, BAX Global completed its acquisition of Cleton & Co. ("Cleton"), a leading logistics provider in the Netherlands. BAX Global acquired Cleton for the equivalent of US $10.7 million (paid in July 1997), the assumption of the equivalent of US $10 million of debt, and additional contingent payments ranging from the current equivalent of US $0 to US $18 million to be paid over the next three years based on certain performance criteria of Cleton.

As part of its ongoing efforts to further enhance service quality and improve efficiencies, BAX Global has formed a Global Innovation Team composed of management from various regions assisted by third party consultants. The team is reviewing BAX Global's operating activities to better ensure that BAX Global provides a high level of customer service in a cost efficient manner. A key component of this process is a review of BAX Global's future information systems and technology needs on a global basis. A comprehensive plan is being developed for worldwide implementation over the next two to three years to assure delivery of information systems to meet both customer and operational requirements. In connection with these efforts, BAX Global recorded a charge of $12.5 million in the second quarter of 1997 which included most of the consulting fees and other project expenses attributable to the planning stage of the redesign program. Other cost and service improvement programs have been identified through this process and are expected to be implemented during the balance of 1997. Annualized cost savings from this phase of these initiatives are projected at $5 to $10 million.

Coal Operations
The following is a table of selected financial data for the Coal Operations on a comparative basis.

                                                                  Three Months                        Nine Months
                                                            Ended September 30                 Ended September 30
(In thousands)                                           1997             1996              1997             1996
-------------------------------------------------------------------------------------------------------------------


Net sales                                         $   145,616          172,603           454,282          507,967
-------------------------------------------------------------------------------------------------------------------


Cost of sales                                         140,287          164,251           440,170          522,475
Selling, general and
   administrative expenses                              5,009            4,985            14,720           19,366
Restructuring and other credits,
   including litigation accrual                             -                -                 -          (37,758)
-------------------------------------------------------------------------------------------------------------------

Total costs and expenses                              145,296          169,236           454,890          504,083
Other operating income, net                             2,320            2,026             8,103           11,076
-------------------------------------------------------------------------------------------------------------------

Operating profit                                        2,640            5,393             7,495           14,960
-------------------------------------------------------------------------------------------------------------------


Coal sales (tons):
   Metallurgical                                        1,863            1,979             5,577            5,978
   Utility and industrial                               3,046            3,837             9,569           11,240
-------------------------------------------------------------------------------------------------------------------

Total coal sales                                        4,909            5,816            15,146           17,218
-------------------------------------------------------------------------------------------------------------------


Production/purchased (tons):
   Deep                                                 1,320              924             3,746            2,977
   Surface                                              2,594            2,764             7,991            8,351
   Contract                                               352              408             1,090            1,261
-------------------------------------------------------------------------------------------------------------------

                                                        4,266            4,096            12,827           12,589
Purchased                                                 769            1,380             3,072            4,365
-------------------------------------------------------------------------------------------------------------------

Total                                                   5,035            5,476            15,899           16,954
-------------------------------------------------------------------------------------------------------------------



Coal Operations generated an operating profit of $2.6 million in the third quarter of 1997, compared to $5.4 million recorded in the 1996 third quarter. Coal Operations had an operating profit of $7.5 million in the first nine months of 1997 compared to an operating profit of $15.0 million in the prior year. Operating profit in the first nine months of 1996 included a $3.0 million benefit from a litigation settlement. In addition, the first nine months of 1996 operating results also included a benefit of $35.7 million from the settlement of the Evergreen lawsuit at an amount lower than previously accrued and a $2.1 million benefit from the reversal of excess restructuring liabilities. These benefits were offset, in part, by a $29.9 million charge related to the implementation of a new accounting standard regarding the impairment of long-lived assets. This charge was included in cost of sales ($26.3 million) and selling, general and administrative expenses ($3.6 million).

The following is a schedule of selected financial data for Coal Operations, excluding restructuring and other non-recurring items.

                                                                  Three Months                        Nine Months
(In thousands,                                              Ended September 30                 Ended September 30
except per ton amounts)                                  1997             1996              1997             1996
-------------------------------------------------------------------------------------------------------------------


Net coal sales (a)                                $   143,958          170,301           447,959          502,760
Current production cost
   of coal sold (a)                                   131,591          156,027           413,717          470,945
-------------------------------------------------------------------------------------------------------------------

Coal margin                                            12,367           14,274            34,242           31,815
Non-coal margin                                           436              620             1,681            1,477
Other operating income, net                             2,320            2,026             8,103           11,076
-------------------------------------------------------------------------------------------------------------------

Margin and other income                                15,123           16,920            44,026           44,368
-------------------------------------------------------------------------------------------------------------------

Other costs and expenses:
   Idle equipment and closed mines                        623              266             1,180              729
   Inactive employee cost                               6,851            6,275            20,631           20,758
   Selling, general and
   administrative expenses                              5,009            4,986            14,720           15,731
-------------------------------------------------------------------------------------------------------------------

Total other costs and expenses                         12,483           11,527            36,531           37,218
-------------------------------------------------------------------------------------------------------------------

Operating profit (before
   restructuring and other
   credits and SFAS No. 121) (b)                  $     2,640            5,393             7,495            7,150
-------------------------------------------------------------------------------------------------------------------

Coal margin per ton:
   Realization                                    $     29.33            29.28             29.58            29.20
   Current production costs                             26.81            26.83             27.32            27.36
-------------------------------------------------------------------------------------------------------------------

Coal margin                                       $      2.52             2.45              2.26             1.84
-------------------------------------------------------------------------------------------------------------------


(a) Excludes non-coal components.

(b)  Restructuring and other credits in the nine months ended September 30, 1996 consist of an impairment loss related to the  implementation  of SFAS No. 121 of
$29,948  ($26,312  in  cost  of  sales  and  $3,636  in  selling,   general  and
administrative  expenses),  a gain from the  settlement of the Evergreen Case of
$35,650 and a benefit from excess restructuring  liabilities of $2,108. Both the gain  from  the  Evergreen  Case  and  the  benefit  from  excess  restructuring liabilities  are  included  in  the  operating  profit  of  Coal  Operations  as
"Restructuring and other credits, including litigation accrual".


Sales volume of 4.9 million tons in the third quarter of 1997 was 0.9 million tons less than the 5.8 million tons sold in the prior year quarter. Compared to the third quarter of 1996, steam coal sales in 1997 decreased by 0.8 million tons (21%), to 3.0 million tons, and metallurgical coal sales declined by 0.1 million tons (6%), to 1.9 million tons. Steam coal sales represented 62% of total volume in 1997 and 66% in 1996.

The relatively weak pricing in the steam and metallurgical coal markets have contributed to the decrease in coal sales as well as an increase in inventory levels in 1997 over 1996. As a result, Coal Operations has adjusted and will continue to adjust its production and purchased coal levels in order to address the challenges of these current markets. In addition, a realignment of Coal Operations' operating units was undertaken in the quarter to streamline the metallurgical and steam coal business units.

Total coal margin of $12.4 million for the third quarter of 1997 represented a decrease of $1.9 million from the comparable 1996 period. The decrease in total coal margin reflects the effect of lower volume which was offset, in part, by an increase in the realization of $0.05 per ton and by a decrease in current production costs of $0.02 per ton. The increase in realization reflects an increase in the overall steam coal realization as the majority of steam coal production is sold under long-term contracts containing price escalation provisions. This increase was partially offset by a decrease in the metallurgical coal realization due to lower price settlements with metallurgical customers for the contract year which began on April 1, 1997.

The current cost of coal sold decreased $0.02 per ton to $26.81 in the third quarter of 1997 over the third quarter of 1996. Production in the 1997 third quarter increased 0.2 million tons over the 1996 third quarter to 4.3 million tons and purchased coal decreased 0.6 million tons to 0.8 million tons. Productivity of 38.7 tons per man day in the 1997 third quarter increased slightly from the 38.1 tons per man day in the 1996 third quarter.

Non-coal margin, which reflects earnings from the oil, gas and timber businesses, amounted to $0.4 million in the third quarter of 1997, which was $0.2 million lower than in the third quarter of 1996. The decrease largely reflects the impact of changes in natural gas prices. Other operating income, primarily reflecting the benefits from sales of property and equipment and third party royalties, amounted to $2.3 million in the third quarter of 1997 as compared to $2.0 million in the comparable period of 1996.

Idle equipment and closed mine costs increased $0.4 million to $0.6 million in the 1997 third quarter due to costs associated with scheduled mine closings. Inactive employee costs, which primarily represent long-term employee liabilities for pension and retiree medical costs, increased $0.6 million to $6.9 million for the third quarter of 1997 partially reflecting expenses related to the streamlining of Coal Operations' business units. Selling, general and administrative expenses remained unchanged at $5.0 million in the third quarter of 1997 and 1996.

Sales volume of 15.1 million tons in the first nine months of 1997 was 2.1 million tons less than the 17.2 million tons sold in the 1996 period due to market conditions discussed above. Metallurgical coal sales declined by 0.4 million tons (7%) to 5.6 million tons and steam coal sales decreased by 1.7 million tons (15%) to 9.6 million tons compared to the prior year. Steam coal sales represented 63% of the total 1997 sales volume, as compared to 65% in 1996.

For the first nine months of 1997, coal margin was $34.2 million, an increase of $2.4 million over the 1996 period. Coal margin per ton increased to $2.26 per ton in the first nine months of 1997 from $1.84 per ton for the same period of 1996, due to a combination of a $0.38 per ton increase in realization and a slight decrease in the current production cost of coal sold, $0.04 per ton.
Again, the increase in average realization per ton was due, in part, to an increase in steam realization partially offset by a decrease in metallurgical realization.

The current production cost of coal sold for the first nine months of 1997 was $27.32 per ton as compared to $27.36 per ton for the first nine months of 1996. The higher 1996 per ton cost reflected the impact of severe winter weather and higher surface mine costs. Production for the year-to-date 1997 period totaled
12.8 million tons, a slight increase from the 1996 period production of 12.6 million tons. Surface production accounted for 63% and 67% of the total volume in the 1997 and 1996 periods, respectively. Productivity of 37.6 tons per man day in the 1997 period was up slightly over the 37.2 tons per man day for the nine months of 1996.

Non-coal margin was $1.7 million for the first nine months of 1997, an increase of $0.2 million which largely reflects the impact of changes in natural gas prices over the 1996 period. Other operating income was $8.1 million for the 1997 period, a decrease of $3.0 million from the 1996 period. The 1996 period included a one-time benefit of $3.0 million for litigation settlements.

Idle equipment and closed mine costs increased by $0.5 million in the first nine months of 1997 over 1996. Inactive employee costs, which primarily represent long-term employee liabilities for pension and retiree medical costs were relatively unchanged in the nine months of 1997 as compared to the 1996 period, decreasing only by $0.1 million. Selling, general and administrative expenses declined by $1.0 million (6%) in the nine months of 1997 as compared to the 1996 period, as a result of Coal Operations cost control efforts.

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

In March 1996, a settlement was reached in the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows: $25.8 million upon dismissal of the Evergreen Case in March 1996 and the remainder of $24.0 million in installments of $7.0 million in 1996 and $8.5 million in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Company. The second and third payments were paid in the third quarters of 1996 and 1997, respectively, and were funded from cash provided by operating activities. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan.

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

Coal Operations continues cash funding for charges recorded in prior years for facility closure costs recorded as restructuring and other charges. The following table analyzes the changes in liabilities during the first nine months of 1997 for such costs:

                                                                                        Employee
                                                                          Mine      Termination,
                                                       Leased              and           Medical
                                                    Machinery            Plant               and
                                                          and          Closure         Severance
(In thousands)                                      Equipment            Costs             Costs             Total
-------------------------------------------------------------------------------------------------------------------

Balance as of December 31, 1996                       $   376           12,439            25,285            38,100
Payments                                                  280            1,335             1,274             2,889
-------------------------------------------------------------------------------------------------------------------

Balance as of September 30, 1997                      $    96           11,104            24,011            35,211
-------------------------------------------------------------------------------------------------------------------

Mineral Ventures
The following is a table of selected financial data for Mineral Ventures on a comparative basis:


                                                                  Three Months                        Nine Months
(In thousands, except ounce                                 Ended September 30                 Ended September 30
and per ounce data)                                      1997             1996              1997             1996
-------------------------------------------------------------------------------------------------------------------


Stawell Gold Mine:
   Gold sales                                      $    5,396            4,566            13,395            14,671
   Other (expense) revenue                                (14)              26                16                77
-------------------------------------------------------------------------------------------------------------------

Net sales                                               5,382            4,592            13,411            14,748

Cost of sales (a)                                       4,021            3,657            11,319            10,761
Selling, general and
   administrative expenses (a)                            331              323             1,010               857
-------------------------------------------------------------------------------------------------------------------

Total costs and expenses                                4,352            3,980            12,329            11,618
-------------------------------------------------------------------------------------------------------------------

Operating profit - Stawell
   Gold Mine                                            1,030              612             1,082             3,130
Other operating expense, net                           (1,377)            (936)           (3,194)           (1,705)
-------------------------------------------------------------------------------------------------------------------

Operating (loss) profit                            $     (347)            (324)           (2,112)            1,425
-------------------------------------------------------------------------------------------------------------------


Stawell Gold Mine:
   Mineral Ventures' 50% direct share:
     Ounces sold                                       11,176           10,775            31,417            35,375
     Ounces produced                                   11,516           10,756            31,782            34,738
   Average per ounce sold (US$):
     Realization                                   $      483(b)           424               426(b)            415
     Cash cost                                            263              319               318               288
-------------------------------------------------------------------------------------------------------------------


(a) Excludes $30 and $97, and $924 and $2,343, of non-Stawell related cost of sales and selling, general and administrative expenses for the quarter and nine months ended September 30, 1997, respectively. Excludes $722 and $1,926, of non-Stawell related selling, general and administrative expenses for the quarter and nine months ended September 30, 1996, respectively. Such costs are reclassified to cost of sales and selling, general and administrative expenses in the Minerals Group income statement.

(b) Includes allocation of the proceeds from the liquidation of a gold forward sale hedge position in July 1997.


Mineral Ventures, which primarily consists of a 50% direct and a 17% indirect interest in the Stawell gold mine ("Stawell") in western Victoria, Australia, generated an operating loss of $0.3 million in the third quarter of 1997 and 1996. Mineral Ventures' 50% direct interest in Stawell's operations generated net sales of $5.4 million in the third quarter of 1997 compared to $4.6 million in the 1996 period as the ounces of gold sold increased from 10.8 thousand ounces to 11.2 thousand ounces (4%). The operating profit at Stawell of $1.0 million was $0.4 million higher than the operating profit of $0.6 million in the third quarter of 1996 reflecting a $56 per ounce decrease (18%) in the cash cost of gold sold combined with a $59 per ounce increase (14%) in average realization. Operating costs in the 1996 third quarter were negatively impacted by four lost-time accidents, two late in the second quarter, that resulted in production shortfalls and higher operating cost as compared to the 1997 third quarter. Stawell's operating profit in the third quarter of 1997 was also impacted by the collapse during construction of a new ventilation shaft in the second quarter of 1997 that resulted in a third quarter write-off of $1.0 million, approximately $0.75 million of which is attributed to Mineral Ventures' 50% direct interest in Stawell.

During the first nine months of 1997, Mineral Ventures generated an operating loss of $2.1 million compared to an operating profit of $1.4 million in the 1996 period. Mineral Ventures' 50% direct interest in Stawell's operations generated net sales of $13.4 million in the first nine months of 1997 compared to $14.7 million in the 1996 period as the ounces of gold sold decreased from 35.4 thousand ounces to 31.4 thousand ounces

(11%). The operating profit at Stawell of $1.1 million was $2.0 million lower than the operating profit of $3.1 million in the first nine months of 1996 reflecting a $30 per ounce increase (10%) in the cash cost of gold sold partially offset by a $11 per ounce increase (3%) in average realization. Stawell's results were negatively impacted by unfavorable ground conditions through the first half of 1997. In addition, the collapse of the aforementioned ventilation shaft resulted in lower production and higher costs through the first half of 1997 and a write-off of the ventilation shaft in the third quarter of 1997.

In July 1997, in reaction to the continued decline in the market price of gold, Mineral Ventures closed a gold forward sale hedge position relating to 16,397 ounces and realized proceeds of $2.6 million. These proceeds, which equate to approximately $160 per ounce, will be recognized for accounting purposes as ounces of gold are sold in the market. Approximately $1.5 million of these proceeds was recognized on gold sales in the third quarter. The remaining proceeds will be recognized over the next 7,026 ounces of gold sales. As of September 30, 1997, approximately 9% of Mineral Ventures' recoverable proven and probable reserves had been sold forward under forward sales contracts that mature periodically through early 1998.

Other operating expense, net, includes equity earnings from joint ventures, primarily consisting of Mineral Ventures' 17% indirect interest in Stawell's operations and gold exploration costs on all operations including Mineral Ventures' 50% direct interest in Stawell. Other operating expenses increased by $0.4 million and $1.5 million in the third quarter and first nine months of 1997, respectively, primarily due to joint venture losses. Gold exploration costs increased slightly from 1996, and are being incurred by Mineral Ventures in Nevada and Australia with its joint venture partners.

In addition to its interest in Stawell, Mineral Ventures has a 17% indirect interest in the Silver Swan base metals property in Western Australia. The initial mining and commissioning of Silver Swan has proceeded according to plan. Recent delays in concentrate shipments due to problems at a customer's smelter have deferred the anticipated positive impact of this operation. However, a regular shipping schedule has resumed during the fourth quarter.

Foreign Operations
A portion of the  Company's  financial  results is derived  from  activities  in several  foreign  countries,  each  with a local  currency  other  than the U.S.
dollar. Because the financial results of the Company are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The Company's international activity is not concentrated in any single currency, which limits the risks of foreign currency rate fluctuation. In addition, these rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The Company routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Company uses foreign currency forward contracts to hedge the risks associated with such transactions. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. In addition, translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. Subsidiaries in Brazil and Venezuela and an affiliate in Mexico operate in such highly inflationary economies. Current conditions indicate that Brazil may no longer be considered highly inflationary by early 1998.

The Company is subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, controls on repatriation of earnings and capital, nationalization, political instability, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Company cannot be predicted.

Other Operating Income, Net
Other operating income, net, includes the Company's share of net earnings of unconsolidated affiliates, primarily equity affiliates of Brink's and Minerals, royalty income and gains and losses from sales of coal assets. Other operating income, net, decreased $0.8 million and $4.4 million in the third quarter and first nine months of 1997, respectively, as compared to the same periods in 1996. The decline in the quarter is largely the result of a $1.3 million decrease in equity in earnings of unconsolidated affiliates. The year to date decline reflects a $2.7 million decrease in equity in earnings of unconsolidated affiliates and a $3.0 million benefit from litigation settlements present in the prior year nine-month period.

Interest Expense
Interest expense increased $3.9 million to $7.3 million in the third quarter of 1997 from $3.4 million in the prior year quarter, and in the first nine months of 1997, increased $8.8 million to $19.3 million from $10.5 million in the first nine months of 1996. These increases are due to higher total borrowings related to capital expenditures and acquisitions as well as higher average interest rates largely attributed to foreign borrowings.

Income Taxes
In both 1997 and 1996 periods presented, the provision for income taxes was less than the statutory federal income tax rate of 35% due to the tax benefits of percentage depletion and lower taxes on foreign income, partially offset by provisions for goodwill amortization and state income taxes. Based on the Company's historical and expected taxable earnings, management believes it is more likely than not that the Company will realize the benefit of the existing deferred tax asset at September 30, 1997.


FINANCIAL CONDITION

Cash Flow Requirements
Cash provided by operating activities during the first nine months of 1997 totaled $136.0 million compared with $125.7 million in the first nine months of 1996. Net income, noncash charges and changes in operating assets and liabilities in the first nine months of 1996 were significantly affected by three non-recurring items: a benefit from the settlement of the Evergreen case at an amount less than originally accrued; a charge related to the implementation of SFAS No. 121; and a benefit from the reversal of excess restructuring liabilities. These items had no effect on cash generated by operations in the first nine months of 1996. The initial payment of $25.8 million related to the Evergreen case settlement was entirely funded by an escrow account previously established by the Company. The increase in cash generated by operating activities during 1997 is primarily attributable to lower funding requirements for operating assets and liabilities. Cash generated from operations was not sufficient to fund investing activities, primarily capital expenditures, acquisitions, and aircraft heavy maintenance. As a result of these items and funds used for share activities, the Company required additional net cash borrowings of approximately $113.0 million. The combination of these activities increased cash and cash equivalents by $18.8 million.

Capital Expenditures
Cash capital expenditures for the first nine months of 1997 totaled $133.9 million, $17.6 million higher than in the comparable period in 1996. Of the 1997 amount, $35.6 million was spent by Brink's, $53.9 million was spent by BHS, $22.3 million was spent by BAX Global, $18.5 million was spent by Coal Operations and $3.3 million was spent by Mineral Ventures. For the remainder of 1997, company-wide capital expenditures are expected to range between $65.0 and $85.0 million. The foregoing amounts exclude expenditures that have been or are expected to be financed through capital and operating leases, and any acquisition expenditures.

Financing
The Company intends to fund its capital expenditure requirements during the remainder of 1997 with anticipated cash flows from operating activities and through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or other borrowing arrangements.

Total outstanding debt amounted to $313.2 million at September 30, 1997, up from $196.0 million at year-end 1996. The $117.2 million increase primarily reflects additional cash required to fund capital expenditures and acquisitions.

The Company has a $350.0 million revolving credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and also permits additional borrowings, repayments, and reborrowings of up to an aggregate of $250.0 million. As of September 30, 1997, borrowings of $100.0 million were outstanding under the term loan portion of the Facility and $101.8 million of additional borrowings were outstanding under the remainder of the Facility.

In July 1997, the Company repaid the $14.3 million 4% subordinated debentures which were outstanding at December 31, 1996. Borrowings under the facility were used to make this payment.

In connection with its acquisition of Custravalca, Brink's entered into a borrowing arrangement with a syndicate of local Venezuelan banks. The borrowings consisted of a long-term loan denominated in the local currency equivalent of US $40 million and a $10 million short-term loan denominated in U.S. dollars. The long-term portion of the loan bears interest based on the Venezuelan prime rate and is payable in installments through the year 2000. The short-term loan of $10 million has subsequently been repaid. As of September 30, 1997, total borrowings under this arrangement were the equivalent of US $36.2 million.

Off-Balance Sheet Instruments
During July 1997, Mineral Ventures closed a gold forward sale hedge position and realized proceeds of $2.6 million. Approximately $1.5 million of these proceeds were recognized on gold sales in the third quarter. The remaining proceeds will be recognized over the next 7,026 ounces of gold sales. As of September 30, 1997, approximately 9% of Mineral Ventures' recoverable proven and probable reserves had been sold forward under forward sales contracts that mature periodically through early-1998.

Capitalization
The Company has three classes of common stock: Pittston Brink's Group Common Stock ("Brink's Stock"), Pittston Burlington Group Common Stock ("Burlington Stock"), and Pittston Minerals Group Common Stock ("Minerals Stock") which were designed to provide shareholders with separate securities reflecting the performance of the Pittston Brink's Group ("Brink's Group"), the Pittston Burlington Group ("Burlington Group") and the Pittston Minerals Group ("Minerals Group"), respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting any of the Groups. The Brink's Group consists of the Brink's and BHS operations of the Company. The Burlington Group consists of the BAX Global operations of the Company. The Minerals Group consists of the Coal Operations and Mineral Ventures operations of the Company. The Company prepares separate financial statements for the Brink's, BAX Global and Minerals Groups in addition to consolidated financial information of the Company.

During the three months ended September 30, 1997 and 1996, the Company purchased no shares of Brink's Stock; 200,200 shares (at a cost of $4.8 million) and 15,300 shares (at a cost of $0.3 million), respectively, of Burlington Stock; and no shares of Minerals Stock under the share repurchase program authorized by the Board of Directors of the Company (the "Board"). During the nine months ended September 30, 1997 and 1996, the Company purchased 166,000 shares (at a cost of $4.3 million) and no shares, respectively, of Brink's Stock; 332,300 shares (at a cost of $7.4 million) and 20,300 shares (at a cost of $0.4 million), respectively, of Burlington Stock; and no shares of Minerals Stock under the share repurchase program.

During the quarter and nine months ended September 30, 1997, the Company purchased 1,515 shares (at a cost of $0.6 million) of its Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock"). During the quarter and nine months ended September 30, 1996, the Company purchased 10,320 shares (at a cost of $3.9 million) and 20,920 shares (at a cost of $7.9 million) of the Convertible Preferred Stock, respectively. In May 1997, the Board authorized an increase in the remaining repurchase authority to $25.0 million, leaving the Company remaining authority to repurchase an additional $24.4 million of the Convertible Preferred Stock.

Dividends
The Board intends to declare and pay dividends on Brink's Stock, Burlington Stock and Minerals Stock based on the earnings, financial condition, cash flow and business requirements of the Brink's Group, Burlington Group and the Minerals Group, respectively. Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its bank credit agreements, losses by one Group could affect the Company's ability to pay dividends in respect of stock relating to the other Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount as defined in the Company's Articles of Incorporation. At September 30, 1997, the Available Minerals Dividend Amount was at least $15.6 million.

During the first nine months of 1997 and 1996, the Board declared and the Company paid cash dividends of 48.75 cents per share of Minerals Stock, 7.5 cents per share of Brink's Stock, and 18 cents per share of Burlington Stock. Dividends paid on the Convertible Preferred Stock in the first nine months of 1997 and 1996 were $2.8 million and $2.9 million, respectively. Preferred dividends included on the Company's Statement of Operations for the quarter and nine months ended September 30, 1997 are net of $0.1 million, which is the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to holders of the stock.

Preferred dividends included on the Company's Statement of Operations for the quarter and nine months ended September 30, 1996, are net of $1.0 million and $2.1 million, respectively, which was the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to holders of the stock for stock repurchases.

Pending Accounting Changes
The Company will implement the following new accounting standards.

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

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", will be implemented in the financial statements for the year ended December 31, 1998. SFAS No. 131 requires publicly-held companies to report financial and descriptive information about operating segments in financial statements issued to shareholders for interim and annual periods. The SFAS also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The adoption of this SFAS is not expected to have a material impact on the financial statements of the Company.

Forward Looking Information
Certain of the matters discussed herein, including statements regarding the expected benefits from BAX Global redesign initiatives, involve forward looking information which is subject to known and unknown risks and uncertainties which could cause actual results to differ materially from those which are anticipated. Such risks and uncertainties include, but are not limited to, overall economic and business conditions, the demand for the Company's products and services, geological conditions, pricing and other competitive factors in the industry, new government regulations, the implementation of systems initiatives and the integration of acquisitions.

                                              Pittston Brink's Group
                                                  BALANCE SHEETS
                                                  (In thousands)



                                                                           September 30                December 31
                                                                                   1997                       1996
-------------------------------------------------------------------------------------------------------------------

                                                                            (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                   $    33,415                     20,012
Short-term investments, at lower of cost or market                                1,662                      1,856
Accounts receivable (net of estimated amount uncollectible:
   1997 - $7,720; 1996 - $4,970)                                                156,112                    124,928
Receivable - Pittston Minerals Group                                                  -                     14,027
Inventories, at lower of cost or market                                           2,963                      3,073
Prepaid expenses                                                                 17,310                     11,680
Deferred income taxes                                                            15,230                     14,481
-------------------------------------------------------------------------------------------------------------------

Total current assets                                                            226,692                    190,057

Property, plant and equipment, at cost (net of accumulated
   depreciation and amortization: 1997 - $275,371;
   1996 - $240,741)                                                             333,798                    256,759
Intangibles, net of amortization                                                 18,659                     28,162
Investment in and advances to unconsolidated affiliates                          26,997                     26,594
Deferred pension assets                                                          32,293                     33,670
Deferred income taxes                                                             2,308                      2,120
Other assets                                                                     14,569                     14,303
-------------------------------------------------------------------------------------------------------------------

Total assets                                                                $   655,316                    551,665
-------------------------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term borrowings                                                       $     2,813                      1,751
Current maturities of long-term debt                                              9,438                      2,139
Accounts payable                                                                 33,120                     36,995
Accrued liabilities                                                             109,644                     98,507
Payable - Pittston Minerals Group                                                 8,274                          -
-------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                       163,289                    139,392

Long-term debt, less current maturities                                          38,521                      5,542
Postretirement benefits other than pensions                                       4,065                      3,835
Workers' compensation and other claims                                           11,397                     11,056
Deferred income taxes                                                            40,157                     38,539
Payable - Pittston Minerals Group                                                 5,883                      8,760
Minority interests                                                               22,807                     22,929
Other liabilities                                                                10,125                      8,234
Shareholder's equity                                                            359,072                    313,378
-------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholder's equity                                  $   655,316                    551,665
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                                              Pittston Brink's Group
                                             STATEMENTS OF OPERATIONS
                                     (In thousands, except per share amounts)
                                                    (Unaudited)



                                                                  Three Months                         Nine Months
                                                            Ended September 30                  Ended September 30
                                                         1997             1996              1997              1996
-------------------------------------------------------------------------------------------------------------------


Operating revenues                                $   280,075          232,022           800,234           666,637

Costs and expenses:
Operating expenses                                    207,882          174,979           593,531           506,987
Selling, general and administrative
   expenses                                            40,287           33,706           116,646            95,065
-------------------------------------------------------------------------------------------------------------------

Total costs and expenses                              248,169          208,685           710,177           602,052
Other operating income, net                               645            1,648               141             1,478
-------------------------------------------------------------------------------------------------------------------

Operating profit                                       32,551           24,985            90,198            66,063
Interest income                                           639              719             1,845             1,708
Interest expense                                       (2,971)            (424)           (7,874)           (1,410)
Other expense, net                                       (422)          (1,462)           (3,527)           (3,634)
-------------------------------------------------------------------------------------------------------------------

Income before income taxes                             29,797           23,818            80,642            62,727
Provision for income taxes                             10,425            7,977            28,225            21,013
-------------------------------------------------------------------------------------------------------------------

Net income                                        $    19,372           15,841            52,417            41,714
-------------------------------------------------------------------------------------------------------------------


Net income per common share                       $       .51              .41              1.37              1.09
-------------------------------------------------------------------------------------------------------------------

Cash dividends per common share                   $      .025             .025              .075              .075
-------------------------------------------------------------------------------------------------------------------

Average common shares outstanding                      38,309           38,264            38,243            38,158
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                                              Pittston Brink's Group
                                             STATEMENTS OF CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)



                                                                                    Nine Months Ended September 30
                                                                                            1997              1996
-------------------------------------------------------------------------------------------------------------------


Cash flows from operating activities:
Net income                                                                            $   52,417            41,714
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                          46,787            40,415
   Provision (credit) for deferred income taxes                                            1,605            (1,877)
   Provision for pensions, noncurrent                                                      1,401             1,189
   Provision for uncollectible accounts receivable                                         3,690             3,221
   Equity in loss (earnings) of unconsolidated affiliates,
      net of dividends received                                                            2,701              (971)
   Other operating, net                                                                    6,776             4,633
   Change in operating assets and liabilities, net of the effects of acquisitions and dispositions:
      Increase in accounts receivable                                                    (18,055)          (10,745)
      Decrease in inventories                                                                109               180
      Increase in prepaid expenses                                                          (557)           (2,294)
      (Decrease) increase in accounts payable and accrued liabilities                     (2,075)            5,574
      Increase in other assets                                                            (3,007)           (3,404)
      Increase in other liabilities                                                        1,593               430
      Other, net                                                                            (185)               87
-------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                 93,200            78,152
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Additions to property, plant and equipment                                               (89,577)          (71,146)
Proceeds from disposal of property, plant and equipment                                    1,372             1,540
Acquisitions, net of cash acquired                                                       (55,349)               --
Other, net                                                                                 7,110             1,068
-------------------------------------------------------------------------------------------------------------------

Net cash used by investing activities                                                   (136,444)          (68,538)
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Additions to debt                                                                         54,574             1,882
Reductions of debt                                                                       (13,472)           (6,916)
Net payments from Minerals Group                                                          20,300             2,163
Proceeds from exercise of stock options and employee stock purchase plan                   2,250               998
Dividends paid                                                                            (2,658)           (2,905)
Repurchase of common stock                                                                (4,347)               --
Cost of stock proposal                                                                         -            (1,238)
-------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by financing activities                                          56,647            (6,016)
-------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                 13,403             3,598
Cash and cash equivalents at beginning of period                                          20,012            21,977
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                            $   33,415            25,575
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

(2) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Brink's Group and the BHS segment for the first nine months of 1997 and 1996 by $3,567 and $3,472, respectively, and for the third quarter of 1997 and 1996 by $1,199 and $1,296, respectively. The effect of this change increased net income per common share of the Brink's Group by $0.06 in the first nine months of 1997 and 1996, and by $0.02 in the third quarter of 1997 and 1996.

(3) Based on demonstrated retention of customers, beginning in the first quarter of 1997, BHS prospectively adjusted its annual depreciation rate for capitalized subscribers' installation costs. This change more accurately matches depreciation expense with monthly recurring revenue generated from customers. This change in accounting estimate reduced depreciation expense for capitalized installation costs for the quarter and nine months ended September 30, 1997 for the Brink's Group and the BHS segment by $2,262 and $6,484, respectively. The effect of this change increased net income of the Brink's Group in the third quarter and first nine months of 1997 by $1,471 ($0.04 per common share) and $4,215 ($0.11 per common share), respectively.

(4) Depreciation and amortization of property, plant and equipment in the third quarter and nine-month periods of 1997 totaled $17,145 ($14,046 in 1996) and $43,453 ($39,457 in 1996), respectively.

(5) Cash payments made for interest and income taxes (net of refunds received) were as follows:

                                        Three Months                        Nine Months
                                  Ended September 30                 Ended September 30
                               1997             1996              1997             1996
----------------------------------------------------------------------------------------

Interest                 $    2,947              414             7,878            1,416
----------------------------------------------------------------------------------------

Income taxes             $   10,545            8,246            31,130           23,791
----------------------------------------------------------------------------------------

     During the nine months ended September 30, 1997 and 1996, capital lease obligations of $2,373 and $1,575, respectively, were incurred for leases of property, plant and equipment.

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

     In March 1996, a settlement was reached in the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows:
     $25,845 upon dismissal of the Evergreen Case and the remainder of $24,000 in installments of $7,000 in 1996 and $8,500 in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Company. The amount previously escrowed and accrued was included in "Short-term investments" and "Accrued liabilities" on the Company's balance sheet. The second and third payments were paid in the third quarters of 1996 and 1997, respectively, and funded from cash provided by operating activities. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan.

     As a result of the settlement of the Evergreen Case at an amount lower than previously accrued, the Company recorded a pretax benefit of $35,650 ($23,173 after-tax) in the first quarter of 1996.

(7) In 1996, the Brink's Group implemented Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires companies to review assets for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 resulted in a pretax charge to earnings in the first quarter of 1996 for the Company of $29,948 ($19,466 after-tax), of which $26,312 was included in cost of sales and $3,636 was included in selling, general and administrative expenses. SFAS No. 121 had no impact on the Brink's Group.

(8) During the three months ended September 30, 1997 and 1996, the Company purchased no shares of Brink's Stock. During the nine months ended September 30, 1997 and 1996, the Company purchased 166,000 shares (at a cost of $4,347) and no shares, respectively, of Brink's Stock.

(9) During the quarter and nine months ended September 30, 1997, the Company purchased 1,515 shares (at a cost of $617) of its Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock"). During the quarter and nine months ended September 30, 1996, the Company purchased 10,320 shares (at a cost of $3,922) and 20,920 shares (at a cost of $7,897), respectively of the Convertible Preferred Stock. Preferred dividends included on the Company's Statement of Operations for the quarter and nine months ended September 30, 1997 are net of $108, which is the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to holders of the stock. Preferred dividends included on the Company's Statement of Operations for the quarter and nine months ended September 30, 1996, are net of $1,020 and $2,120, respectively, which is the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to holders of the stock.

(10) The Brink's Group will implement the following new accounting standards.

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

          SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", will be implemented in the financial statements for the year ended December 31, 1998. SFAS No. 131 requires publicly-held companies to report financial and descriptive information about operating segments in financial statements issued to shareholders for interim and annual periods. The SFAS also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The adoption of this SFAS is not expected to have a material impact on the financial statements of the Brink's Group.

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


                                               RESULTS OF OPERATIONS


                                                                  Three Months                         Nine Months
                                                            Ended September 30                  Ended September 30
(In thousands)                                           1997             1996              1997              1996
-------------------------------------------------------------------------------------------------------------------


Operating revenues:
Brink's                                           $   234,004          192,491           667,753           551,756
BHS                                                    46,071           39,531           132,481           114,881
-------------------------------------------------------------------------------------------------------------------

Total operating revenues                          $   280,075          232,022           800,234           666,637
-------------------------------------------------------------------------------------------------------------------


Operating profit:
Brink's                                           $    20,861           16,033            55,805            37,935
BHS                                                    13,402           11,509            39,454            34,012
-------------------------------------------------------------------------------------------------------------------

Segment operating profit                               34,263           27,542            95,259            71,947
General corporate expense                              (1,712)          (2,557)           (5,061)           (5,884)
-------------------------------------------------------------------------------------------------------------------

Total operating profit                            $    32,551           24,985            90,198            66,063
-------------------------------------------------------------------------------------------------------------------

The Brink's Group net income totaled $19.4 million ($0.51 per share) in the third quarter of 1997 compared with $15.8 million ($0.41 per share) in the third quarter of 1996. Operating profit for the 1997 third quarter increased to $32.6 million from $25.0 million in the third quarter of 1996. The increase in net income and operating profit for the 1997 third quarter compared with the same period of 1996 was attributable to improved operating earnings for the Brink's and BHS businesses. Revenues for the 1997 third quarter increased $48.0 million or 21% compared with the 1996 third quarter, of which $41.5 million was from Brink's and $6.5 million was from BHS. Operating expenses and selling, general and administrative expenses for the 1997 third quarter increased $39.5 million or 19% compared with the same period last year, of which $35.7 million was from Brink's and $4.6 million was from BHS. Net interest expense during the third quarter of 1997 increased $2.6 million primarily due to additional debt used to fund the acquisition of Brink's Venezuelan affiliate during the first quarter of 1997 (discussed in further detail below).

In the first nine months of 1997, net income totaled $52.4 million ($1.37 per share) compared with $41.7 million ($1.09 per share) in the first nine months of 1996. Operating profit for the first nine months of 1997 increased to $90.2 million from $66.1 million in the same period of 1996. The increase in net income and operating profit for the first nine months of 1997 compared with the same period of 1996 was attributable to improved operating earnings for the Brink's and BHS businesses. Revenues for the first nine months of 1997 increased $133.6 million or 20% compared with the first nine months of 1996, of which $116.0 million was from Brink's and $17.6 million was from BHS. Operating expenses and selling general and administrative expenses for the first nine months of 1997 increased $108.1 million or 18% compared with the same period last year, of which $96.8 million was from Brink's and $12.2 million was from BHS. Net interest expense increased $6.3 million during the first nine months of 1997 as compared to 1996 primarily due to the additional debt used to fund the acquisition of Brink's Venezuelan affiliate during the first quarter of 1997.

Brink's
The following is a table of selected financial data for Brink's on a comparative basis:

                                                                  Three Months                         Nine Months
                                                            Ended September 30                  Ended September 30
(In thousands)                                           1997             1996              1997              1996
-------------------------------------------------------------------------------------------------------------------


Operating revenues:
  North America (United States & Canada)          $   123,363          106,156           351,752           308,271
  International subsidiaries                          110,641           86,335           316,001           243,485
-------------------------------------------------------------------------------------------------------------------

Total operating revenues                              234,004          192,491           667,753           551,756

Operating expenses                                    184,974          154,527           527,471           447,177
Selling, general and administrative expenses           28,814           23,579            84,618            68,122
-------------------------------------------------------------------------------------------------------------------

Total costs and expenses                              213,788          178,106           612,089           515,299
Other operating income, net                               645            1,648               141             1,478
-------------------------------------------------------------------------------------------------------------------

Operating profit:
  North America (United States & Canada)               10,783            9,292            28,195            23,383
  International operations                             10,078            6,741            27,610            14,552
-------------------------------------------------------------------------------------------------------------------

Total operating profit                            $    20,861           16,033            55,805            37,935
-------------------------------------------------------------------------------------------------------------------


Depreciation and amortization                     $    10,410            6,484            24,768            18,221
-------------------------------------------------------------------------------------------------------------------


Cash capital expenditures                         $    15,520            8,514            35,625            24,518
-------------------------------------------------------------------------------------------------------------------



Brink's consolidated revenues totaled $234.0 million in the third quarter of 1997 compared with $192.5 million in the third quarter of 1996. Brink's operating profit of $20.9 million in the third quarter of 1997 represented a $4.9 million (31%) increase over the $16.0 million operating profit reported in the prior year quarter. The revenue increase of $41.5 million (22%) was offset, in part, by an increase in operating expenses and selling, general and administrative expenses of $35.7 million and a decrease in other operating income of $1.0 million.

Revenues from North American operations (United States and Canada) increased $17.2 million (16%) to $123.4 million in the 1997 third quarter from $106.2 million in the prior year quarter. North American operating profit increased $1.5 million (16%) to $10.8 million in the current year quarter from $9.3 million in the third quarter of 1996. The operating profit improvement primarily resulted from improved armored car operations, which include ATM services.

Revenues from international subsidiaries increased $24.3 million to $110.6 million in the 1997 third quarter from $86.3 million in the comparable 1996 quarter. Operating profits from international subsidiaries and minority-owned affiliates amounted to $10.1 million in the current year third quarter compared to $6.7 million in the prior year third quarter. More than half of the revenue and operating profit increases were due to the consolidation of the results of Brink's Venezuelan subsidiary, Custodia y Traslado de Valores C.A. ("Custravalca"), where Brink's increased its ownership from 15% to 61% during January 1997. However, non-operating expenses, including net interest and minority ownership expense net of foreign translation gains associated with the acquisition, offset more than one half of the operating profit generated by Custravalca. The Latin America region, whose operating profits increased $1.6 million during the third quarter 1997, benefited from increased ownership positions in Venezuela and Peru. The region's results also reflected improvements in Colombia and Chile, offset, in part, by a decrease in results in Mexico and start-up operations in Argentina. In Europe, operating profits increased $1.2 million due primarily to improved performance in the Netherlands partially offset by lower results of the 38% owned affiliate in France. The operating profits in the Asia/Pacific region in the third quarter of 1997 were essentially unchanged from the comparable quarter of 1996. Operating profits from Brink's international diamond and jewelry operations increased slightly in the third quarter of 1997 versus the same period in 1996.

Brink's consolidated revenues totaled $667.8 million in the first nine months of 1997 compared with $551.8 million in the first nine months of 1996. Brink's operating profit of $55.8 million in the first nine months of 1997 represented a $17.9 million (47%) increase over the $37.9 million operating profit reported in the prior year period. The revenue increase of $116.0 million (21%) in the first nine months of 1997 was offset, in part, by an increase in operating expenses and selling, general and administrative expenses of $96.8 million and a decrease in other operating income of $1.3 million.

Revenues from North American operations increased $43.5 million (14%) to $351.8 million in the first nine months of 1997 from $308.3 million in the same period of 1996. North American operating profit increased $4.8 million (21%) to $28.2 million in the current year period from $23.4 million in the same period of 1996. The operating profit improvement for the nine months of 1997 primarily resulted from improved armored car operations, which includes ATM services, and to a lesser extent, improved currency processing operations.

Revenues from international subsidiaries increased $72.5 million to $316.0 million in the first nine months of 1997 from $243.5 million in the first nine months of 1996. Operating profits from international subsidiaries and minority-owned affiliates amounted to $27.6 million in the current year period compared to $14.6 million in the prior year period. More than half of the revenue and operating profit increases were due to the consolidation of the results of Brink's Venezuelan subsidiary which benefited the Latin America region. However, non-operating expenses, including net interest and minority ownership expense net of foreign translation gains associated with the acquisition, offset more than one half of the operating profit generated by Custravalca. Results in Latin America also reflected improvements in Chile and Colombia offset, in part, by lower results in Brazil and Mexico and by start-up operations in Argentina. Operating profits in Europe increased $1.9 million in the first nine months of 1997 due to improved results in most countries, largely offset by unfavorable results in France. Operating profits in the Asia/Pacific region remained essentially unchanged, while Brink's international diamond and jewelry operations showed improved performance in the nine-month period ended September 30, 1997.

In conjunction with Brink's increased ownership in Custravalca from 15% to 61% in the first quarter of 1997, Brink's also acquired a further 31% interest in Brink's Peru S.A., increasing its ownership position in this affiliate to 36%. Brink's also acquired the remaining interests in Brink's Hong Kong, Brink's Taiwan and Brink's Holland, increasing ownership in these subsidiaries to 100%, and acquired additional interests in Brink's Bolivia and Brink's Chile.

BHS
The following is a table of selected financial data for BHS on a comparative basis:

                                                                  Three Months                        Nine Months
                                                            Ended September 30                 Ended September 30
(Dollars in thousands)                                   1997             1996              1997             1996
-------------------------------------------------------------------------------------------------------------------


Operating revenues                                 $   46,071           39,531           132,481          114,881

Operating expenses                                     22,908           20,452            66,060           59,810
Selling, general and administrative expenses            9,761            7,570            26,967           21,059
-------------------------------------------------------------------------------------------------------------------

Total costs and expenses                               32,669           28,022            93,027           80,869
-------------------------------------------------------------------------------------------------------------------


Operating profit                                   $   13,402           11,509            39,454           34,012
-------------------------------------------------------------------------------------------------------------------


Depreciation and amortization                      $    7,880            7,839            21,662           22,083
-------------------------------------------------------------------------------------------------------------------


Cash capital expenditures                          $   19,774           14,702            53,853           44,751
-------------------------------------------------------------------------------------------------------------------


Annualized recurring revenues (a)                                                      $ 149,524          121,254
-------------------------------------------------------------------------------------------------------------------


Number of subscribers:
   Beginning of period                                482,065          412,591           446,505          378,659
   Installations                                       28,000           23,327            80,388           72,030
   Disconnects                                         (9,691)          (8,125)          (26,519)         (22,896)
-------------------------------------------------------------------------------------------------------------------

End of period                                         500,374          427,793           500,374          427,793
-------------------------------------------------------------------------------------------------------------------


(a) Annualized recurring revenues are calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for monitoring, maintenance and related services.


Revenues for BHS increased by $6.6 million (17%) to $46.1 million in the third quarter of 1997 from $39.5 million in the 1996 quarter. In the first nine months of 1997, revenues for BHS increased by $17.6 million (15%) to $132.5 million from $114.9 million in the first nine months of 1996. The increase in revenues in both periods was predominantly from higher ongoing monitoring and service revenues, reflecting a 17% increase in the subscriber base as well as higher average monitoring fees. As a result of such growth, annualized recurring revenues at the end of the third quarter of 1997 grew 23% over the amount in effect at the end of the third quarter of 1996. The increase in monitoring and service revenues for the 1997 nine-month period was partially offset by a decrease in installation revenue. Installation revenue for the third quarter of 1997 increased slightly over the same 1996 period. While the number of new security system installations has increased, the revenue per installation has decreased in both the three and nine-month periods ended September 30, 1997, as compared to the 1996 periods, due to continuing aggressive installation pricing and marketing by competitors.

Operating profit of $13.4 million in the third quarter of 1997 represented an increase of $1.9 million (17%) compared to the $11.5 million earned in the 1996 third quarter. In the first nine months of 1997, operating profit increased $5.5 million (16%) to $39.5 million from $34.0 million earned in the first nine months of 1996. These increases included a $2.3 million and $6.5 million reduction in depreciation expense in the third quarter and first nine months of 1997, respectively, resulting from a change in estimate (discussed below). Operating profit for the quarter and nine months ended September 30, 1997 was favorably impacted by the 17% growth in the subscriber base, higher average monitoring fees and the aforementioned change in estimate, partially offset by increased account servicing and administrative expenses, which were a consequence of the larger subscriber base. Operating profit in the same respective periods of 1997 was also impacted by a $2.1 million and $5.5 million increase in net installation and marketing costs incurred and expensed. While these costs to obtain subscribers increased during the 1997 periods, the cash margins per subscriber generated from recurring revenues increased slightly over 1996 periods.

It is BHS' policy to depreciate capitalized subscriber installation expenditures over the estimated life of the security system based on subscriber retention percentages. BHS initially developed its annual depreciation rate based on information about subscriber retention which was available at the time. However, accumulated historical data about actual subscriber retention has indicated that approximately 50% of subscribers are still active after a period of ten years. Therefore, in order to reflect the higher demonstrated retention of subscribers, and to more accurately match depreciation expense with monthly recurring revenue generated from active subscribers, beginning in the first quarter of 1997, BHS prospectively adjusted its annual depreciation rate for capitalized subscriber installation costs. BHS will continue its practice of charging the remaining net book value of all capitalized subscriber installation expenditures to depreciation expense as soon as a system is identified for disconnection. This change in estimate reduced depreciation expense for capitalized installation costs in the third quarter and first nine months of 1997 by $2.3 million and $6.5 million, respectively.

As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Brink's Group and the BHS segment for the first nine months of 1997 and 1996 by $3.6 million and $3.5 million, respectively, and for the third quarter of 1997 and 1996 by $1.2 million and $1.3 million, respectively. The effect of this change increased net income per common share of the Brink's Group by $0.06 in the first nine months of 1997 and 1996, and by $0.02 in the third quarter of 1997 and 1996.

Foreign Operations
A portion of the Brink's Group's financial results is derived from activities in several foreign countries, each with a local currency other than the U.S. dollar. Because the financial results of the Brink's Group are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The Brink's Group's international activity is not concentrated in any single currency, which limits the risks of foreign currency rate fluctuations. In addition, these rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The Brink's Group routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Company, on behalf of the Brink's Group, from time to time, uses foreign currency forward contracts to hedge the risks associated with such transactions. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. In addition, translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. Subsidiaries in Brazil and Venezuela and an affiliate in Mexico operate in such highly inflationary economies. Current conditions indicate that Brazil may no longer be considered highly inflationary by early 1998.

The Brink's Group is subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, controls on repatriation of earnings and capital, nationalization, political instability, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Brink's Group cannot be predicted.

Corporate Expenses
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Brink's Group based on utilization and other methods and criteria which management believes to be a reasonable and an equitable estimate of the costs attributable to the Brink's Group. These attributions were $1.7 million and $2.6 million for the third quarter of 1997 and 1996, respectively, and $5.1 million and $5.9 million for the first nine months of 1997 and 1996, respectively. The decrease in the 1997 periods is due to expenses associated with the Company's corporate office relocation during the third quarter of 1996.

Other Operating Income, Net
Other operating income consists primarily of net equity earnings of Brink's foreign affiliates. These net equity earnings amounted to income of $0.6 and $1.5 million for the third quarter of 1997 and 1996, respectively, and an expense of $0.1 million and income of $1.5 million in the first nine months of 1997 and 1996, respectively.

Net Interest Expense
Net interest expense increased from $0.3 million in the third quarter of 1996 to $2.3 million in the third quarter of 1997. Net interest expense increased to $6.0 million in the first nine months of 1997 from net interest income of $0.3 million in the first nine months of 1996. These increases were due to additional debt as well as higher average interest rates related to the acquisition of Custravalca in 1997.

Other Expense, Net
Other net expense, which principally includes foreign translation gains and losses and minority interest earnings or losses, decreased for the third quarter and nine months ended September 30, 1997 by $1.0 million and $0.1 million, respectively. The lower level of expense during the 1997 periods reflects an increase in foreign translation gains partially offset by higher minority ownership expense.

Income Taxes
The effective tax rate in the third quarter and first nine months of 1997 was 35%. This is an increase from the comparable periods of 1996 which had effective tax rates of 34%. The 1996 rates were lower than the statutory rate due to lower taxes on foreign income, partially offset by additional provisions for state income taxes.


FINANCIAL CONDITION

A portion of the Company's corporate assets and liabilities has been attributed to the Brink's Group based upon utilization of the shared services from which assets and liabilities are generated, which management believes to be a reasonable and an equitable estimate of the cost attributable to the Brink's Group.

Cash Flow Requirements
Cash provided by operating activities amounted to $93.2 million in the first nine months of 1997, representing a $15.0 million increase from the prior year period. The increase in cash flow primarily reflects the Group's higher net income and noncash charges offset by additional funds used to finance working capital. Cash generated from operating activities was not sufficient for investing activities mainly due to the cash used to fund the Custravalca acquisition. However, the funding requirements for investing and net share activities were more than offset by cash from operating activities, additional borrowings and by repayments from the Minerals Group. As a result, cash and cash equivalents increased $13.4 million in the first nine months of 1997.

Capital Expenditures
Cash capital expenditures for the first nine months of 1997 totaled $89.6 million, excluding expenditures that have been or are expected to be financed through capital and operating leases, and any acquisition expenditures. The comparable amount in the 1996 period was $71.1 million. In 1997, $53.9 million was spent by BHS and $35.6 million was spent by Brink's. Expenditures incurred by BHS in the first nine months of 1997 were primarily for customer installations, representing the expansion in the subscriber base, and expenditures incurred by Brink's were primarily for replacement or maintenance of ongoing business operations. For the remainder of 1997, capital expenditures, excluding expenditures that have been or are expected to be financed through capital and operating leases, are expected to range between $35 million and $45 million.

Financing
The Brink's Group intends to fund its capital expenditure requirements through anticipated cash flows from operating activities and through operating leases, if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements, short-term borrowing arrangements or repayments from the Minerals Group.

Total outstanding debt at September 30, 1997 was $50.8 million, $41.4 million higher than the $9.4 million reported at December 31, 1996. The increase in debt is largely attributable to additional borrowings associated with the acquisition of Custravalca. At September 30, 1997, no portion of total debt outstanding was payable to either the Burlington Group or the Minerals Group.

The Company has a $350.0 million revolving credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million. As of September 30, 1997, borrowings of $100.0 million were outstanding under the term loan portion of the Facility and $101.8 million of additional borrowings were outstanding under the remainder of the Facility. No portion of the total amount outstanding under the Facility at September 30, 1997, was attributed to the Brink's Group.

In connection with its acquisition of Custravalca, Brink's entered into a borrowing arrangement with a syndicate of local Venezuelan banks. The borrowings consisted of a long-term loan denominated in the local currency equivalent of US $40 million and a $10 million short-term loan denominated in U.S. dollars. The long-term portion of the loan bears interest based on the Venezuelan prime rate and is payable in installments through the year 2000. The short-term loan of $10 million has subsequently been repaid. As of September 30, 1997, total borrowings under this arrangement were equivalent to US $36.2 million.

Related Party Transactions
At September 30, 1997, under an interest bearing borrowing arrangement, the Minerals Group owed the Brink's Group $3.7 million, a decrease of $20.3 million from the $24.0 million owed at December 31, 1996.

At September 30, 1997, the Brink's Group owed the Minerals Group $17.9 million versus $18.8 million at December 31, 1996 for tax payments representing the utilization of the Minerals Group's tax benefits by the Brink's Group in accordance with the Company's tax sharing policy. Of the total tax benefits owed to the Minerals Group at September 30, 1997, $12 million is expected to be paid within one year.

Capitalization
The Company has three classes of common stock: Brink's Stock, Pittston Burlington Group Common Stock ("Burlington Stock") and Pittston Minerals Group Common Stock ("Minerals Stock") which were designed to provide shareholders with separate securities reflecting the performance of the Brink's Group, Burlington Group and Minerals Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting any of the Groups. The Brink's Group consists of the Brink's and BHS operations of the Company. The Burlington Group consists of the BAX Global Inc. ("BAX Global") operations of the Company. The Minerals Group consists of the Pittston Coal Company ("Coal Operations") and Pittston Mineral Ventures ("Mineral Ventures") operations of the Company. The Company prepares separate financial statements for the Brink's, BAX Global and Minerals Groups, in addition to consolidated financial information of the Company.

During the three months ended September 30, 1997 and 1996, the Company purchased no shares of Brink's Stock. During the nine-month periods ended September 30, 1997 and 1996, 166,000 shares (at a cost of $4.3 million) and no shares, respectively, of Brink's Stock were repurchased. During the quarter and nine months ended September 30, 1997, the Company repurchased 1,515 shares (at a cost of $0.6 million) of its Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock"). During the quarter and nine months ended September 30, 1996, the Company repurchased 10,320 shares and 20,920 shares, respectively, of its Convertible Preferred Stock at a total cost of $3.9 million and $7.9 million, respectively. In May 1997, the Board authorized an increase in the remaining repurchase authority to $25.0 million, leaving the Company remaining authority to repurchase an additional $24.4 million of the Convertible Preferred Stock.

Dividends
The Board intends to declare and pay dividends on Brink's Stock based on earnings, financial condition, cash flow and business requirements of the Brink's Group. Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its bank credit agreements, financial developments of the Minerals Group or the Burlington Group could affect the Company's ability to pay dividends in respect of stock relating to the Brink's Group.

During the first nine months of 1997 and 1996, the Board declared and the Company paid cash dividends of 7.5 cents per share of Brink's Stock. Preferred dividends included on the Company's Statement of Operations for the quarter and nine months ended September 30, 1997 are net of $0.1 million, which is the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to holders of the stock. Preferred dividends included on the Company's statement of operations for the quarter and nine months ended September 30, 1996, are net of $1.0 million and $2.1 million, respectively, which was the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to holders of the stock for stock repurchases.

Pending Accounting Changes
The Brink's Group will implement the following new accounting standards.

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

          SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", will be implemented in the financial statements for the year ended December 31, 1998. SFAS No. 131 requires publicly-held companies to report financial and descriptive information about operating segments in financial statements issued to shareholders for interim and annual periods. The SFAS also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The adoption of this SFAS is not expected to have a material impact on the financial statements of the Brink's Group.

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

                                             Pittston Burlington Group
                                                  BALANCE SHEETS
                                                  (In thousands)



                                                                           September 30                December 31
                                                                                   1997                       1996
-------------------------------------------------------------------------------------------------------------------

                                                                            (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                   $    22,653                     17,818
Accounts receivable (net of estimated amount uncollectible:
   1997 - $9,670; 1996 -$9,528)                                                 312,230                    262,378
Inventories, at lower of cost or market                                           1,747                      2,251
Prepaid expenses                                                                 13,251                     12,459
Deferred income taxes                                                             7,215                      7,847
-------------------------------------------------------------------------------------------------------------------

Total current assets                                                            357,096                    302,753

Property,  plant and  equipment,  at cost (net of accumulated  depreciation  and amortization:
   1997 - $77,566; 1996 - $62,900)                                              128,010                    113,283
Intangibles, net of amortization                                                175,432                    177,797
Deferred pension assets                                                           7,775                      9,504
Deferred income taxes                                                            20,781                     19,015
Other assets                                                                     12,135                     13,046
-------------------------------------------------------------------------------------------------------------------

Total assets                                                                $   701,229                    635,398
-------------------------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term borrowings                                                       $    28,285                     29,918
Current maturities of long-term debt                                              3,243                      2,916
Accounts payable                                                                196,082                    175,198
Payable - Pittston Minerals Group                                                11,220                      3,270
Accrued liabilities                                                              74,593                     67,299
-------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                       313,423                    278,601

Long-term debt, less current maturities                                          54,183                     28,723
Postretirement benefits other than pensions                                       3,454                      3,145
Deferred income taxes                                                             2,649                      1,880
Payable - Pittston Minerals Group                                                 8,199                     13,310
Other liabilities                                                                 6,894                      4,750
Shareholder's equity                                                            312,427                    304,989
-------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholder's equity                                  $   701,229                    635,398
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                                             Pittston Burlington Group
                                             STATEMENTS OF OPERATIONS
                                     (In thousands, except per share amounts)
                                                    (Unaudited)



                                                                  Three Months                         Nine Months
                                                            Ended September 30                  Ended September 30
                                                         1997             1996              1997              1996
--------------------------------------------------------------------------------------------------------------------


Operating revenues                                $   439,428          373,177         1,210,404         1,081,336

Costs and expenses:
Operating expenses                                    375,145          322,764         1,061,749           947,071
Selling, general and administrative expenses           37,423           32,730           116,446            95,636
--------------------------------------------------------------------------------------------------------------------

Total costs and expenses                              412,568          355,494         1,178,195         1,042,707
Other operating income, net                               351              225             1,859               966
--------------------------------------------------------------------------------------------------------------------

Operating profit                                       27,211           17,908            34,068            39,595
Interest income                                           124              628               599             2,177
Interest expense                                       (1,558)            (944)           (3,570)           (2,984)
Other expense, net                                       (390)            (597)             (671)           (1,939)
--------------------------------------------------------------------------------------------------------------------

Income before income taxes                             25,387           16,995            30,426            36,849
Provision for income taxes                              9,394            6,290            11,258            13,635
--------------------------------------------------------------------------------------------------------------------

Net income                                        $    15,993           10,705            19,168            23,214
--------------------------------------------------------------------------------------------------------------------


Net income per common share:
  Primary                                         $       .82              .56               .99              1.21
  Fully diluted                                   $       .79              .56               .95              1.21
--------------------------------------------------------------------------------------------------------------------


Cash dividends per common share                   $       .06              .06               .18               .18
--------------------------------------------------------------------------------------------------------------------


Average common shares outstanding:
  Primary                                              19,470           19,283            19,449            19,161
  Fully diluted                                        20,140           19,283            20,125            19,161
--------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                                             Pittston Burlington Group
                                             STATEMENTS OF CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)



                                                                                    Nine Months Ended September 30
                                                                                            1997              1996
-------------------------------------------------------------------------------------------------------------------


Cash flows from operating activities:
Net income                                                                            $   19,168            23,214
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                                                          21,637            16,129
   Provision for aircraft heavy maintenance                                               25,009            23,980
   Credit for deferred income taxes                                                       (1,436)           (2,757)
   Provision for pensions, noncurrent                                                      1,403             1,115
   Provision for uncollectible accounts receivable                                         3,134             1,841
   Equity in loss (earnings) of unconsolidated affiliates,
      net of dividends received                                                              263              (171)
   Other operating, net                                                                    1,597             1,522
   Change in operating  assets and  liabilities,  net of effects of acquisitions and dispositions:
      Increase in accounts receivable                                                    (47,109)          (13,197)
      Decrease (increase) in inventories                                                     505              (392)
      (Increase) decrease in prepaid expenses                                               (613)            1,113
      Increase (decrease) in accounts payable and accrued liabilities                     16,863           (15,855)
      Increase in other assets                                                            (2,395)             (870)
      Increase (decrease) in other liabilities                                             1,661            (1,308)
      Other, net                                                                            (263)             (509)
-------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                 39,424            33,855
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Additions to property, plant and equipment                                               (22,420)          (27,486)
Proceeds from disposal of property, plant and equipment                                      471             5,899
Aircraft heavy maintenance                                                               (24,790)          (15,215)
Acquisitions, net of cash acquired, and related contingency payments                      (9,131)             (225)
Other, net                                                                                 2,664             2,566
-------------------------------------------------------------------------------------------------------------------

Net cash used by investing activities                                                    (53,206)          (34,461)
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Additions to debt                                                                         37,984             2,878
Reductions of debt                                                                       (17,246)           (1,361)
Payments from Minerals Group                                                               6,949               554
Proceeds from exercise of stock options and employee stock purchase plan                   1,786             2,293
Dividends paid                                                                            (3,449)           (3,479)
Repurchase of common stock                                                                (7,407)             (372)
Cost of stock proposal                                                                         -            (1,237)
-------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by financing activities                                          18,617              (724)
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                       4,835            (1,330)
Cash and cash equivalents at beginning of period                                          17,818            25,847
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                            $   22,653            24,517
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                            Pittston Burlington Group
                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)


(1) The financial statements of the Pittston Burlington Group (the "Burlington Group") include the balance sheets, results of operations and cash flows of the BAX Global Inc. ("BAX Global" formerly Burlington Air Express Inc.) operations of The Pittston Company (the "Company"), and a portion of the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The Burlington Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate amounts reflected in these financial statements are determined based upon methods which management believes to be a reasonable and an equitable estimate of the cost attributable to the Burlington Group.

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

(2) Depreciation and amortization of property, plant and equipment in the third quarter and nine-month periods of 1997 and 1996 totaled $5,847 ($3,592 in 1996) and $16,679 ($11,245 in 1996), respectively.

(3) Cash payments made for interest and income taxes (net of refunds received) were as follows:

                                        Three Months                        Nine Months
                                  Ended September 30                 Ended September 30
                               1997             1996              1997             1996
----------------------------------------------------------------------------------------

Interest                  $   1,284            1,238             3,536            3,793
----------------------------------------------------------------------------------------

Income taxes              $   3,285            7,320            12,024           15,881
----------------------------------------------------------------------------------------



     During the nine months ended September 30, 1997 and 1996, capital lease obligations of $52 and $61, respectively, were incurred for leases of property, plant and equipment.

(4) For the quarter and nine months ended September 30, 1996 fully diluted net income per share for the Burlington Group is considered to be the same as primary since the effect of common stock equivalents was either antidilutive or insignificant.

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

     In March 1996, a settlement was reached in the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows: $25,845 upon dismissal of the Evergreen Case and the remainder of $24,000 in installments of $7,000 in 1996 and $8,500 in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Company. The amount previously escrowed and accrued was included in "Short-term investments" and "Accrued liabilities" on the Company's balance sheet. The second and third payments were paid in the third quarters of 1996 and 1997, respectively, and funded from cash provided by operating activities. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan.

     As a result of the settlement of the Evergreen Case at an amount lower than previously accrued, the Company recorded a pretax benefit of $35,650 ($23,173 after-tax) in the first quarter of 1996.

(6) In 1996, the Burlington Group implemented Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires companies to review assets for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 resulted in a pretax charge to earnings in the first quarter of 1996 for the Company of $29,948 ($19,466 after-tax), of which $26,312 was included in cost of sales and $3,636 was included in selling, general and administrative expenses. SFAS No. 121 had no impact on the Burlington Group.

(7) During the three months ended September 30, 1997 and 1996, the Company purchased 200,200 shares (at a cost of $4,855) and 15,300 shares (at a cost of $280), respectively, of Burlington Stock. During the nine months ended September 30, 1997 and 1996, the Company purchased 332,300 shares (at a cost of $7,405) and 20,300 shares (at a cost of $373), respectively, of Burlington Stock.

(8) During the quarter and nine months ended September 30, 1997, the Company purchased 1,515 shares (at a cost of $617) of its Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock"). During the quarter and nine months ended September 30, 1996, the Company purchased 10,320 shares (at a cost of $3,922) and 20,920 shares (at a cost of $7,897), respectively, of the Convertible Preferred Stock. Preferred dividends included on the Company's Statement of Operations for the quarter and nine months ended September 30, 1997 are net of $108, which is the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to holders of the stock. Preferred dividends included on the Company's Statement of Operations for the quarter and nine months ended September 30, 1996, are net of $1,020 million and $2,120 million, respectively, which is the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to holders of the stock.

(9)  The Burlington Group will implement the following new accounting standards.

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

          SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", will be implemented in the financial statements for the year ended December 31, 1998. SFAS No. 131 requires publicly-held companies to report financial and descriptive information about operating segments in financial statements issued to shareholders for interim and annual periods. The SFAS also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The adoption of this SFAS is not expected to have a material impact on the financial statements of the Burlington Group.

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

                            Pittston Burlington Group
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


The financial statements of the Pittston Burlington Group (the "Burlington Group") include the balance sheets, results of operations and cash flows of BAX Global Inc. ("BAX Global" formerly Burlington Air Express Inc.) operations of The Pittston Company (the "Company") and a portion of the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The Burlington Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate amounts reflected in these financial statements are determined based upon methods which management believes to be a reasonable and an equitable estimate of the cost attributable to the Burlington Group.

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


                              RESULTS OF OPERATIONS


                                                                  Three Months                         Nine Months
                                                            Ended September 30                  Ended September 30
(In thousands)                                           1997             1996              1997              1996
-------------------------------------------------------------------------------------------------------------------


Operating revenues:
BAX Global                                        $   439,428          373,177         1,210,404         1,081,336
-------------------------------------------------------------------------------------------------------------------


Operating profit:
BAX Global                                        $    28,926           20,466            39,117            45,479
General corporate expense                              (1,715)          (2,558)           (5,049)           (5,884)
--------------------------------------------------------------------------------------------------------------------

Operating profit                                  $    27,211           17,908            34,068            39,595
--------------------------------------------------------------------------------------------------------------------



In the third quarter of 1997, the Burlington Group reported net income of $16.0 million ($0.82 per share primary and $0.79 per share fully diluted). This compares to net income of $10.7 million ($0.56 per share) in the third quarter of 1996. Included in the third quarter 1997 net income was an estimated benefit of approximately $1.6 million ($0.08 per share) resulting from the Teamsters Strike against United Parcel Service (the "UPS Strike") during the third quarter. Operating profit totaled $27.2 million in the 1997 third quarter compared to $17.9 million in the prior year third quarter. Revenues increased
$66.3 million or 18% compared with the 1996 third quarter. Operating expenses and selling, general and administrative expenses for the 1997 period increased $57.1 million (16%) compared with the same period last year.

In the first nine months of 1997, the Burlington Group reported net income of $19.2 million ($0.99 per share primary and $0.95 per share fully diluted), including a $12.5 million pre-tax charge ($7.9 million after-tax) related to consulting expenses for the redesign of BAX Global's business processes and new information systems architecture, compared with $23.2 million ($1.21 per share) in the first nine months of 1996.

Operating profit, after the $12.5 million charge, totaled $34.1 million in the first nine months of 1997 compared with $39.6 million in the prior year nine-month period. Revenues increased $129.1 million or 12% compared with the first nine months of 1996. Operating expenses and selling, general and administrative expenses, including the $12.5 million charge, for the 1997 period increased $135.5 million (13%) compared with the same period last year.

BAX Global
The following is a table of selected financial data for BAX Global on a comparative basis:

                                                                  Three Months                         Nine Months
(In thousands - except per                                  Ended September 30                  Ended September 30
pound/shipment amounts)                                  1997             1996              1997              1996
-------------------------------------------------------------------------------------------------------------------


Operating revenues:
Intra-U.S.
   Expedited freight services                     $   176,332          142,506           457,672           405,238
   Other                                                1,761            1,216             5,372             3,318
-------------------------------------------------------------------------------------------------------------------

Total Intra-U.S.                                      178,093          143,722           463,044           408,556

International
   Expedited freight services                         196,829          175,516           570,451           517,692
   Customs clearances                                  32,096           30,017            91,396            88,793
   Ocean and other                                     32,410           23,922            85,513            66,295
-------------------------------------------------------------------------------------------------------------------

Total International                                   261,335          229,455           747,360           672,780

Total operating revenues                              439,428          373,177         1,210,404         1,081,336
-------------------------------------------------------------------------------------------------------------------


Operating expenses                                    375,145          322,764         1,061,749           947,071
Selling, general and administrative expenses           35,708           30,172           111,397            89,752
-------------------------------------------------------------------------------------------------------------------

Total costs and expenses                              410,853          352,936         1,173,146         1,036,823
Other operating income, net                               351              225             1,859               966
-------------------------------------------------------------------------------------------------------------------

Operating profit:
   Intra-U.S.                                          16,938           11,783            24,553            25,520
   International                                       11,988            8,683            27,064            19,959
   Other (a)                                                -                -           (12,500)                -
-------------------------------------------------------------------------------------------------------------------

Total operating profit                            $    28,926           20,466            39,117            45,479
-------------------------------------------------------------------------------------------------------------------


Expedited freight services
   shipment growth rate                                 41.8%            (0.5%)            13.5%              2.8%

Expedited freight services weight growth rate:
   Intra-U.S.                                           16.5%             6.7%              7.1%              5.0%
   International                                        14.5%            (1.7%)             8.3%              4.5%
   Worldwide                                            15.5%             2.2%              7.7%              4.7%
-------------------------------------------------------------------------------------------------------------------


Expedited freight services
   weight (millions of pounds)                          418.1            362.0           1,141.2           1,059.2
Expedited freight services
   shipments (thousands)                                1,836            1,294             4,441             3,914
-------------------------------------------------------------------------------------------------------------------


Expedited freight services average:
   Yield (revenue per pound)                      $      .893             .879              .901              .871
   Revenue per shipment                           $       203              246               232               236
   Weight per shipment (pounds)                           228              280               257               271
-------------------------------------------------------------------------------------------------------------------


(a) Consulting expenses related to the redesign of BAX Global Inc.'s business processes and new information systems architecture.

Reflecting the company's global orientation and expanded services, on October 1, 1997, Burlington Air Express Inc. changed its name to BAX Global Inc. The new BAX Global name reflects the Company's current position as one of the world's leading global freight transportation and logistics companies.

BAX Global's third quarter operating profit amounted to $28.9 million, an increase of $8.4 million from the $20.5 million operating profit reported in the third quarter of 1996. Worldwide revenues increased 18% to $439.4 million from $373.2 million in the 1996 quarter. The $66.2 million growth in revenues principally reflects a 16% increase in worldwide expedited freight services pounds shipped, which reached 418.1 million pounds in the third quarter of 1997, combined with a 2% increase in yield on this volume. In addition, non-expedited freight services revenues, increased $11.1 million (20%) during the third quarter of 1997 as compared to the same quarter in 1996. Worldwide expenses amounted to $410.9 million, $57.9 million (16%) higher than in the third quarter of 1996.

In the third quarter of 1997, BAX Global's intra-U.S. revenues increased from $143.7 million to $178.1 million. This $34.4 million (24%) increase was primarily due to an increase of $33.8 million in intra-U.S. expedited freight services revenues. The higher level of intra-U.S. expedited freight services revenues in 1997 was due to a 17% increase in weight shipped combined with a 6% increase in the average yield. The yield increase was due to higher average pricing on both overnight and second-day freight, due in large part to the effects of the UPS Strike and to an intra-U.S. shipment surcharge which was initiated in September 1996 to offset various cost increases. In addition, the average revenue per shipment and the average weight per shipment decreased as a result of the UPS Strike since, the additional volume, on average, consisted of a large number of smaller shipments. Excluding the estimated effects of the UPS Strike, the intra-U.S. expedited freight services average revenue per shipment increased, while the weight per shipment remained relatively unchanged. Intra-U.S. operating profit during the third quarter of 1997 increased $5.2 million from the $11.8 million recorded in the third quarter of 1996. Approximately $2.6 million of the increase was attributable to business from the UPS Strike.

International revenues in the third quarter of 1997 increased $31.8 million (14%) to $261.3 million from the $229.5 million recorded in the third quarter of 1996. International expedited freight services revenue increased $21.3 million (12%) due to a 15% increase in weight shipped. In addition, international non-expedited freight services revenue increased $10.6 million (20%) in the third quarter of 1997 as compared to the same period in 1996. The increase primarily relates to increases in international shipment volume and the continued expansion of ocean freight services. International operating profit in the third quarter of 1997 increased $3.3 million (38%) from the $8.7 million recorded in the third quarter of 1996. Operating profit during the third quarter of 1997 benefited from increased revenues combined with improved margins.

BAX Global operating profit for the first nine months of 1997, after the $12.5 million charge, amounted to $39.1 million, a decrease of $6.4 million from the $45.5 million reported in the first nine months of 1996. Worldwide revenues in the 1997 period increased 12% to $1,210.4 million from $1,081.3 million in the 1996 period. The $129.1 million growth in revenues principally reflects an 8% increase in worldwide expedited freight services pounds shipped, which reached 1,141.2 million pounds in the first nine months of 1997, combined with a 3% increase in yield on this volume. In addition, non-expedited freight services revenues increased $23.9 million (15%) during the first nine months of 1997 as compared to 1996. Worldwide expenses in the 1997 period, which include the $12.5 million charge, amounted to $1,173.1 million, $136.3 million (13%) higher than the 1996 period.

In the first nine months of 1997, BAX Global's intra-U.S. revenues increased from $408.6 million to $463.0 million. This $54.4 million (13%) increase was primarily due to an increase of $52.4 million in intra-U.S. expedited freight services revenues. The higher level of expedited freight services revenue in 1997 resulted from a 7% increase in weight shipped coupled with a 6% increase in the average yield. The increase in average yield was the combination of higher average pricing and a slight increase in the proportion of overnight freight in the sales mix. The higher average pricing was due, in large part, to the effects of the UPS Strike and to an intra-U.S. shipment surcharge which was initiated in September 1996 to offset various cost increases. In addition, the average revenue per shipment and the average weight per shipment decreased as a result of the UPS Strike since, the additional volume, on average, consisted of a large number of smaller shipments. Excluding the estimated effects of the UPS Strike, both of these averages increased over the 1996 nine-month period. Intra-U.S. operating profit during the first nine months of 1997, excluding any impact of the aforementioned $12.5 million charge, decreased $1.0 million from the $25.5 million recorded in the first nine months of 1996. Intra-U.S. operating profit in the first nine months of 1996 benefited from the reduction in Federal excise tax liabilities while intra-U.S. operating profit in the first nine months of 1997 was impacted by higher expenses associated with additional capacity designed to improve on-time customer service and to meet the rising demand in some of BAX Global's high growth markets, offset by an estimated $2.6 million impact attributed to the UPS Strike.

International revenues in the first nine months of 1997 increased $74.6 million (11%) to $747.4 million from the $672.8 million recorded in the comparable period of 1996. International expedited freight services revenue increased $52.8 million (10%) due to an 8% increase in weight shipped combined with a 2% increase in the average yield. The increase in the average yield on international expedited freight is primarily due to the fuel surcharge implemented by BAX Global in March 1997 in reaction to a corresponding surcharge implemented by its third party transportation providers. In addition, international non-expedited freight services revenue increased $21.8 million (14%) in the first nine months of 1997 as compared to the same period in 1996. The increase primarily relates to increases in international shipment volume and the continued expansion of ocean freight services. International operating profit in the first nine months of 1997 increased $7.1 million (36%) from the $20.0 million recorded in the comparable period of 1996. Operating profit during the first nine months of 1997 benefited from increased revenues combined with improved margins.

In June 1997, BAX Global completed its acquisition of Cleton & Co. ("Cleton"), a leading logistics provider in the Netherlands. BAX Global acquired Cleton for the equivalent of US $10.7 million (paid in July 1997), the assumption of the equivalent of US $10 million of debt, and additional contingent payments ranging from the current equivalent of US $0 to US $18 million to be paid over the next three years based on certain performance criteria of Cleton.

As part of its ongoing efforts to further enhance service quality and improve efficiencies, BAX Global has formed a Global Innovation Team composed of management from various regions assisted by third party consultants. The team is reviewing BAX Global's operating activities to better ensure that BAX Global provides a high level of customer service in a cost efficient manner. A key component of this process is a review of BAX Global's future information systems and technology needs on a global basis. A comprehensive plan is being developed for worldwide implementation over the next two to three years to assure delivery of information systems to meet both customer and operational requirements. In connection with these efforts, BAX Global recorded a charge of $12.5 million in the second quarter of 1997 which included most of the consulting fees and other project expenses attributable to the planning stage of the redesign program. Other cost and service improvement programs have been identified through this process and are expected to be implemented during the balance of 1997. Annualized cost savings from this phase of these initiatives are projected at $5 to $10 million.

Foreign Operations
A portion of the Burlington Group's financial results is derived from activities in several foreign countries, each with a local currency other than the U.S. dollar. Because the financial results of the Burlington Group are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The Burlington Group's international activity is not concentrated in any single currency, which limits the risks of foreign currency rate fluctuation. In addition, these rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The Burlington Group routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Company, on behalf of the Burlington Group, uses foreign currency forward contracts to hedge the risks associated with such transactions. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. In addition, cumulative translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. Subsidiaries in Brazil and Mexico operate in such highly inflationary economies. Current conditions indicate that Brazil may no longer be considered highly inflationary by early 1998.

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

Corporate Expenses
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Burlington Group based on utilization and other methods and criteria which management believes to be a reasonable and an equitable estimate of the costs attributable to the Burlington Group. These attributions were $1.7 million and $2.6 million for the third quarter of 1997 and 1996, respectively, and $5.0 million and $5.9 million for the first nine months of both 1997 and 1996, respectively. The decrease in the 1997 periods is due to expenses associated with the Company's corporate office relocation during the third quarter of 1996.

Other Operating Income, Net
Other  operating  income  increased  $0.1  million to $0.4  million in the third quarter of 1997, as compared to the same period in 1996, and increased $0.9 million to $1.9 million in the first nine months of 1997. Other operating income principally includes foreign exchange transaction gains and losses, and the changes for the comparable periods are due to fluctuations in such gains and losses.

Interest Expense
Interest expense increased $0.6 million in both the three and nine-month periods ended September 30, 1997 as compared to the same periods in 1996. The increase is due to a higher borrowing base as well as slightly higher average interest rates.

Interest Income
Interest income decreased $0.5 million to $0.1 million in the third quarter of 1997. For the first nine months of 1997, interest income decreased $1.6 million to $0.6 million, as compared to the prior year period. The fluctuation was primarily attributed to a decrease in interest income from the Minerals Group.

Other Expense, Net
Other net expense for the third quarter of 1997 decreased slightly from the prior year quarter. For the first nine months of 1997 other net expense decreased by $1.2 million to $0.7 million from $1.9 million for the first nine months of 1996. Other net expense in the first nine months of 1996 includes a loss for the termination of an overseas sublease agreement by BAX Global.

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

Cash Flow Requirements
Cash provided by operating activities during the first nine months of 1997 totaled $39.4 million as compared to the $33.9 million generated in the first nine months of 1996. The higher level of cash generated from operating activities was a result of a higher earnings before noncash charges partially offset by an increase in the funding requirements for net operating assets and liabilities in the 1997 period. Cash generated from operating activities, additional debt borrowings and repayments from the Minerals Group were sufficient to fund net investing and share activities, resulting in an increase in cash and cash equivalents of $4.8 million during the first nine months of 1997.

Capital Expenditures
Cash capital expenditures for the first nine months of 1997 and 1996 totaled $22.4 million and $27.5 million, respectively, excluding expenditures that have been or are expected to be financed through capital or operating leases. For the remainder of 1997, capital expenditures are expected to range between $25 million and $30 million, excluding expenditures that have been or are expected to be financed through capital and operating leases. These expenditures will primarily relate to the support of new facilities and to the implementation of new information systems that are intended to provide improved efficiency and customer service.

Financing
The Burlington Group intends to fund its capital expenditure requirements through anticipated cash flows from operating activities and through operating leases, if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements, short-term borrowing arrangements or repayments from the Minerals Group.

Total outstanding debt was $85.7 million at September 30, 1997, an increase of $24.1 million from the $61.6 million reported at December 31, 1996. The net increase in debt primarily reflects the equivalent of US $10.7 million of borrowings related to the Cleton acquisition.

The Company has a $350.0 million revolving credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and also permits additional borrowings, repayments, and reborrowings of up to an aggregate of $250.0 million. As of September 30, 1997, borrowings of $100.0 million were outstanding under the term loan portion of the Facility and $101.8 million of additional borrowings were outstanding under the remainder of the Facility. Of the total outstanding amount under the Facility at September 30, 1997, $27.0 million was attributed to the Burlington Group.

In July 1997, the Company repaid the $14.3 million 4% subordinated debentures, attributed to the Burlington Group, which were outstanding at December 31, 1996. Borrowings under the Facility were used to make this payment.

Related Party Transactions
At September 30, 1997, under an interest bearing borrowing arrangement, the Minerals Group owed the Burlington Group $0.8 million, a decrease from the $7.7 million owed at December 31, 1996.

At September 30, 1997, the Burlington Group owed the Minerals Group $20.2 million versus $24.3 million at December 31, 1996 for tax payments representing the utilization of the Minerals Group's tax benefits by the Burlington Group in accordance with the Company's tax sharing policy. Of the total tax benefits owed to the Minerals Group at September 30, 1997, $12.0 million is expected to be paid within one year.

Capitalization
The Company has three classes of common stock: Burlington Stock, Pittston Brink's Group Common Stock ("Brink's Stock"), and Pittston Minerals Group Common Stock ("Minerals Stock") which were designed to provide shareholders with separate securities reflecting the performance of the Burlington Group, Brink's Group and Minerals Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting any of the Groups. The Burlington Group consists of the BAX Global operations of the Company. The Brink's Group consists of the Brink's, Incorporated ("Brink's") and Brink's Home Security, Inc. ("BHS") operations of the Company. The Minerals Group consists of the Pittston Coal Company ("Coal Operations") and Pittston Mineral Ventures ("Mineral Ventures") operations of the Company. The Company prepares separate financial statements for the BAX Global, Brink's and Minerals Groups in addition to consolidated financial information of the Company.

During the three months ended September 30, 1997 and 1996, the Company purchased 200,200 shares (at a cost of $4.8 million) and 15,300 shares (at a cost of $0.3 million), respectively, of Burlington Stock. During the nine months ended September 30, 1997 and 1996, the Company purchased 332,300 shares (at a cost of $7.4 million) and 20,300 shares (at a cost of $0.4 million), respectively, of Burlington Stock. During the quarter and nine months ended September 30, 1997, the Company repurchased 1,515 shares (at a cost of $0.6 million) of its Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock"). During the quarter and nine months ended September 30, 1996, the Company repurchased 10,320 shares and 20,920 shares, respectively, of its Convertible Preferred Stock at a total cost of $3.9 million and $7.9 million, respectively. In May 1997, the Board authorized an increase in the remaining repurchase authority to $25.0 million, leaving the Company remaining authority to repurchase an additional $24.4 million of the Convertible Preferred Stock.

Dividends
The Board intends to declare and pay dividends on Burlington Stock based on earnings, financial condition, cash flow and business requirements of the Burlington Group. Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its bank credit agreements, losses by the Minerals Group and/or the Brink's Group could affect the Company's ability to pay dividends in respect to stock relating to the Burlington Group.

During the first nine months of 1997 and 1996, the Board declared and the Company paid cash dividends of 18 cents per share of Burlington Stock. Preferred dividends included on the Company's Statement of Operations for the quarter and nine months ended September 30, 1997 are net of $0.1 million, which is the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to holders of the stock. Preferred dividends included on the Company's statement of operations for the quarter and nine months ended September 30, 1996, are net of $1.0 million and $2.1 million, respectively, which was the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to holders of the stock for stock repurchases.

Pending Accounting Changes
The Burlington Group will implement the following new accounting standards.

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

          SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", will be implemented in the financial statements for the year ended December 31, 1998. SFAS No. 131 requires publicly-held companies to report financial and descriptive information about operating segments in financial statements issued to shareholders for interim and annual periods. The SFAS also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The adoption of this SFAS is not expected to have a material impact on the financial statements of the Burlington Group.

Forward Looking Information
Certain of the matters discussed herein, including statements regarding the expected benefits from BAX Global redesign initiatives, involve forward looking information which is subject to known and unknown risks and uncertainties which could cause actual results to differ materially from those which are anticipated. Such risks and uncertainties include, but are not limited to, overall economic and business conditions, the demand for BAX Global's services, pricing and other competitive factors in the industry, new government regulations, the implementation of systems initiatives and the integration of acquisitions.

                                              Pittston Minerals Group
                                                  BALANCE SHEETS
                                                  (In thousands)



                                                                           September 30                December 31
                                                                                   1997                       1996
-------------------------------------------------------------------------------------------------------------------

                                                                            (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                   $     3,924                      3,387
Accounts receivable (net of estimated amount uncollectible:
   1997 - $1,344; 1996 -$1,618)                                                  81,790                     88,552
Inventories, at lower of cost or market:
   Coal inventory                                                                44,075                     26,495
   Other inventory                                                                3,958                      5,308
-------------------------------------------------------------------------------------------------------------------

                                                                                 48,033                     31,803
Receivable - Pittston Brink's Group/Burlington Group, net                        19,494                         --
Prepaid expenses                                                                 10,777                      8,659
Deferred income taxes                                                            26,610                     27,229
-------------------------------------------------------------------------------------------------------------------

Total current assets                                                            190,628                    159,630

Property,  plant  and  equipment,  at  cost  (net of  accumulated  depreciation, depletion and amortization:
   1997 - $160,891; 1996 -$154,115)                                             174,481                    170,809
Deferred pension assets                                                          83,163                     81,067
Deferred income taxes                                                            57,774                     62,899
Coal supply contracts, net of amortization                                       44,457                     52,696
Intangibles, net of amortization                                                108,846                    111,103
Receivable - Pittston Brink's Group/Burlington Group, net                        14,082                     22,071
Other assets                                                                     46,941                     46,706
-------------------------------------------------------------------------------------------------------------------

Total assets                                                                $   720,372                    706,981
-------------------------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDER'S EQUITY Current liabilities:
Current maturities of long-term debt                                                262                        395
Accounts payable                                                                 46,862                     59,103
Payable - Pittston Brink's Group/Burlington Group, net                                -                     10,757
Accrued liabilities                                                             117,943                    114,470
-------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                       165,067                    184,725

Long-term debt, less current maturities                                         176,442                    124,572
Postretirement benefits other than pensions                                     223,692                    219,717
Workers' compensation and other claims                                           99,118                    105,837
Mine closing and reclamation                                                     43,405                     43,877
Other liabilities                                                                30,799                     39,913
Shareholder's equity                                                            (18,151)                   (11,660)
-------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholder's equity                                  $   720,372                    706,981
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                                              Pittston Minerals Group
                                             STATEMENTS OF OPERATIONS
                                     (In thousands, except per share amounts)
                                                    (Unaudited)



                                                                  Three Months                         Nine Months
                                                            Ended September 30                  Ended September 30
                                                         1997             1996              1997              1996
--------------------------------------------------------------------------------------------------------------------


Net sales                                         $   150,998          177,195           467,693           522,715

Cost and expenses:
Cost of sales                                         144,338          167,907           451,586           533,236
Restructuring and other credits,
  including litigation accrual                              -                -                 -           (37,758)
Selling, general and administrative expenses            7,768            8,275            22,484            27,332
--------------------------------------------------------------------------------------------------------------------

Total costs and expenses                              152,106          176,182           474,070           522,810
Other operating income, net                             1,902            1,812             7,349            11,298
--------------------------------------------------------------------------------------------------------------------

Operating profit                                          794            2,825               972            11,203
Interest income                                           361              187               978               507
Interest expense                                       (2,810)          (2,694)           (8,169)           (8,315)
Other income (expense), net                                 2             (449)             (900)           (1,339)
--------------------------------------------------------------------------------------------------------------------

(Loss) income before income taxes                      (1,653)            (131)           (7,119)            2,056
Credit for income taxes                                (2,625)          (2,629)           (7,875)           (6,106)
--------------------------------------------------------------------------------------------------------------------

Net income                                                972            2,498               756             8,162
Preferred stock dividends, net                           (789)             146            (2,592)             (773)
--------------------------------------------------------------------------------------------------------------------

Net income (loss) attributed to common
  shares                                          $       183            2,644            (1,836)            7,389
--------------------------------------------------------------------------------------------------------------------


Net income (loss) per common share:
  Primary                                         $       .02              .33              (.23)              .94
  Fully diluted                                           .02              .25              (.23)              .82
--------------------------------------------------------------------------------------------------------------------


Cash dividends per common share                   $     .1625            .1625             .4875             .4875
--------------------------------------------------------------------------------------------------------------------


Average common shares outstanding:
  Primary                                               8,096            7,926             8,055             7,872
  Fully diluted                                         9,899            9,819             9,885             9,920
--------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                                              Pittston Minerals Group
                                             STATEMENTS OF CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)



                                                                                    Nine Months Ended September 30
                                                                                            1997              1996
-------------------------------------------------------------------------------------------------------------------


Cash flows from operating activities:
Net income                                                                           $       756             8,162
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Noncash charges and other write-offs                                                        -            29,948
   Depreciation, depletion and amortization                                               28,043            27,674
   Provision for deferred income taxes                                                     5,137            15,130
   Credit for pensions, noncurrent                                                        (2,079)           (1,261)
   Provision for uncollectible accounts receivable                                            12               251
   Equity in loss (earnings) of unconsolidated affiliates,
      net of dividends received                                                              763              (222)
   Other operating, net                                                                     (918)             (754)
   Change in operating  assets and  liabilities,  net of effects of acquisitions and dispositions:
      Decrease in accounts receivable                                                      6,680             3,743
      (Increase) decrease in inventories                                                 (16,146)            5,211
      (Increase) decrease in prepaid expenses                                             (3,814)               76
      Increase (decrease) in accounts payable and accrued liabilities                      1,601           (12,570)
      Increase in other assets                                                            (1,217)           (3,348)
      Decrease in other liabilities                                                       (8,884)          (48,559)
      Decrease in workers' compensation and
         other claims, noncurrent                                                         (6,719)           (9,153)
      Other, net                                                                             140               254
-------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                  3,355            14,582
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Additions to property, plant and equipment                                               (21,913)          (17,662)
Proceeds from disposal of property, plant and equipment                                    3,612             3,390
Acquisitions, net of cash acquired, and related contingency payments                        (791)             (746)
Other, net                                                                                  (850)            2,885
-------------------------------------------------------------------------------------------------------------------

Net cash used by investing activities                                                    (19,942)          (12,133)
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Additions to debt                                                                         51,579            15,615
Reductions of debt                                                                          (372)           (1,233)
Net payments to - Burlington Group/Brink's Group                                         (27,249)           (2,717)
Repurchase of stock                                                                         (617)           (7,896)
Proceeds from exercise of stock options and employee stock purchase plan                      22               172
Dividends paid                                                                            (6,239)           (6,858)
-------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by financing activities                                          17,124            (2,917)
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                         537              (468)
Cash and cash equivalents at beginning of period                                           3,387             4,999
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                           $     3,924             4,531
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

(2) Depreciation, depletion and amortization of property, plant and equipment in the third quarter and nine-month periods of 1997 and 1996 totaled $5,986 ($5,963 in 1996) and $17,344 ($17,148 in 1996), respectively.

(3) Cash payments made for interest and income taxes (net of refunds received) were as follows:

                                        Three Months                        Nine Months
                                  Ended September 30                 Ended September 30
                               1997             1996              1997             1996
----------------------------------------------------------------------------------------

Interest                 $    2,973            2,263             8,356            8,253
----------------------------------------------------------------------------------------

Income taxes             $   (6,059)          (7,999)          (17,819)         (23,923)
----------------------------------------------------------------------------------------



     During the nine months ended September 30, 1997 and 1996, capital lease obligations of $649 and $494, respectively, were incurred for leases of property, plant and equipment.

(4) For the quarter and nine months ended September, 30, 1997, fully diluted net income (loss) per share for the Minerals Group is considered to be the same as primary since the effect of common stock equivalents and the assumed conversion of preferred stock was either antidilutive or insignificant.

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

     In March 1996, a settlement was reached in the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows:
     $25,845 upon dismissal of the Evergreen Case and the remainder of $24,000 in installments of $7,000 in 1996 and $8,500 in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Company and the Minerals Group. The amount previously escrowed and accrued was included in "Short-term investments" and "Accrued liabilities" on the Company's and the Minerals Group's balance sheet. The second and third payments were paid in the third quarters of 1996 and 1997, respectively, and funded from cash provided by operating activities. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan.

     As a result of the settlement of the Evergreen Case at an amount lower than previously accrued, the Company and Minerals Group recorded a pretax benefit of $35,650 ($23,173 after-tax) in the first quarter of 1996 which is included in restructuring and other credits, including litigation accrual, in their respective financial statements.

(6) In 1996, the Minerals Group implemented Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires companies to review assets for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 resulted in a pretax charge to earnings in the first quarter of 1996 for the Company and Minerals Group's Coal Operations of $29,948 ($19,466 after-tax), of which $26,312 was included in cost of sales and $3,636 was included in selling, general and administrative expenses.

(7) During the quarter and nine months ended September 30, 1997, the Company purchased 1,515 shares (at a cost of $617) of its Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock"). During the quarter and nine months ended September 30, 1996, the Company purchased 10,320 shares (at a cost of $3,922) and 20,920 shares (at a cost of $7,897), respectively of the Convertible Preferred Stock. Preferred dividends included on the Company's Statement of Operations for the quarter and nine months ended September 30, 1997 are net of $108, which is the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to holders of the stock. Preferred dividends included on the Company's Statement of Operations for the quarter and nine months ended September 30, 1996, are net of $1,020 and $2,120, respectively, which is the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to holders of the stock.

(8)  The Minerals Group will implement the following new accounting standards.

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

          SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", will be implemented in the financial statements for the year ended December 31, 1998. SFAS No. 131 requires publicly-held companies to report financial and descriptive information about operating segments in financial statements issued to shareholders for interim and annual periods. The SFAS also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The adoption of this SFAS is not expected to have a material impact on the financial statements of the Minerals Group.

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


                              RESULTS OF OPERATIONS


                                                                  Three Months                         Nine Months
                                                            Ended September 30                  Ended September 30
(In thousands)                                           1997             1996              1997              1996
-------------------------------------------------------------------------------------------------------------------


Net Sales:
  Coal Operations                                 $   145,616          172,603           454,282           507,967
  Mineral Ventures                                      5,382            4,592            13,411            14,748
-------------------------------------------------------------------------------------------------------------------

Net sales                                         $   150,998          177,195           467,693           522,715
-------------------------------------------------------------------------------------------------------------------


Operating profit:
  Coal Operations                                 $     2,640            5,393             7,495            14,960
  Mineral Ventures                                       (347)            (324)           (2,112)            1,425
-------------------------------------------------------------------------------------------------------------------

Segment operating profit                                2,293            5,069             5,383            16,385
General corporate expense                              (1,499)          (2,244)           (4,411)           (5,182)
-------------------------------------------------------------------------------------------------------------------

Operating profit                                  $       794            2,825               972            11,203
-------------------------------------------------------------------------------------------------------------------



In the third quarter of 1997, the Minerals Group reported net income of $1.0 million, $0.02 per share (both primary and fully diluted), compared to net income of $2.5 million, $0.33 per share ($0.25 per share fully diluted), in the third quarter of 1996. Operating profit totaled $0.8 million in the 1997 quarter as compared to an operating profit of $2.8 million in the 1996 quarter. Net sales during the third quarter of 1997 decreased $26.2 million (15%) compared to the corresponding period in 1996.

In the first nine months of 1997, the Minerals Group reported net income of $0.8 million, ($0.23) per share (both primary and fully diluted), compared to net income of $8.2 million, $0.94 per share ($0.82 per share fully diluted), in the first nine months of 1996. Operating profit totaled $1.0 million in the nine-month period of 1997 as compared to $11.2 million in the corresponding 1996 period. Net sales during the nine-month period of 1997 decreased $55.0 million (11%) compared to the same period in 1996. In the first nine months of 1996, the Minerals Group's operating profit and net income included three non-recurring items: a $35.7 million benefit from the settlement of the Evergreen lawsuit at an amount lower than previously accrued ($23.2 million after-tax); a $29.9 million charge related to the implementation of a new accounting standard regarding the impairment of long-lived assets ($19.5 million after-tax); and a $2.1 million benefit from the reversal of excess restructuring liabilities ($1.4 million after-tax).

Coal Operations
The following is a table of selected financial data for the Coal Operations on a comparative basis.

                                                                  Three Months                        Nine Months
                                                            Ended September 30                 Ended September 30
(In thousands)                                           1997             1996              1997             1996
------------------------------------------------------------------------------------------------------------------


Net sales                                         $   145,616          172,603           454,282          507,967
------------------------------------------------------------------------------------------------------------------


Cost of sales                                         140,287          164,251           440,170          522,475
Selling, general and
   administrative expenses                              5,009            4,985            14,720           19,366
Restructuring and other credits,
   including litigation accrual                             -                -                 -          (37,758)
------------------------------------------------------------------------------------------------------------------

Total costs and expenses                              145,296          169,236           454,890          504,083
Other operating income, net                             2,320            2,026             8,103           11,076
------------------------------------------------------------------------------------------------------------------

Operating profit                                        2,640            5,393             7,495           14,960
------------------------------------------------------------------------------------------------------------------


Coal sales (tons):
   Metallurgical                                        1,863            1,979             5,577            5,978
   Utility and industrial                               3,046            3,837             9,569           11,240
-------------------------------------------------------------------------------------------------------------------

Total coal sales                                        4,909            5,816            15,146           17,218
-------------------------------------------------------------------------------------------------------------------


Production/purchased (tons):
   Deep                                                 1,320              924             3,746            2,977
   Surface                                              2,594            2,764             7,991            8,351
   Contract                                               352              408             1,090            1,261
-------------------------------------------------------------------------------------------------------------------

                                                        4,266            4,096            12,827           12,589
Purchased                                                 769            1,380             3,072            4,365
-------------------------------------------------------------------------------------------------------------------

Total                                                   5,035            5,476            15,899           16,954
-------------------------------------------------------------------------------------------------------------------



Coal Operations generated an operating profit of $2.6 million in the third quarter of 1997, compared to $5.4 million recorded in the 1996 third quarter. Coal Operations had an operating profit of $7.5 million in the first nine months of 1997 compared to an operating profit of $15.0 million in the prior year. Operating profit in the first nine months of 1996 included a $3.0 million benefit from a litigation settlement. In addition, the first nine months of 1996 operating results also included a benefit of $35.7 million from the settlement of the Evergreen lawsuit at an amount lower than previously accrued and a $2.1 million benefit from the reversal of excess restructuring liabilities. These benefits were offset, in part, by a $29.9 million charge related to the implementation of a new accounting standard regarding the impairment of long-lived assets. This charge was included in cost of sales ($26.3 million) and selling, general and administrative expenses ($3.6 million).

The following is a schedule of selected financial data for Coal Operations, excluding restructuring and other non-recurring items.

                                                                  Three Months                        Nine Months
(In thousands,                                              Ended September 30                 Ended September 30
except per ton amounts)                                  1997             1996              1997             1996
-------------------------------------------------------------------------------------------------------------------


Net coal sales (a)                                $   143,958          170,301           447,959          502,760
Current production cost
   of coal sold (a)                                   131,591          156,027           413,717          470,945
-------------------------------------------------------------------------------------------------------------------

Coal margin                                            12,367           14,274            34,242           31,815
Non-coal margin                                           436              620             1,681            1,477
Other operating income, net                             2,320            2,026             8,103           11,076
-------------------------------------------------------------------------------------------------------------------

Margin and other income                                15,123           16,920            44,026           44,368
-------------------------------------------------------------------------------------------------------------------

Other costs and expenses:
   Idle equipment and closed mines                        623              266             1,180              729
   Inactive employee cost                               6,851            6,275            20,631           20,758
   Selling, general and
   administrative expenses                              5,009            4,986            14,720           15,731
-------------------------------------------------------------------------------------------------------------------

Total other costs and expenses                         12,483           11,527            36,531           37,218
-------------------------------------------------------------------------------------------------------------------

Operating profit (before
   restructuring and other
   credits and SFAS No. 121) (b)                  $     2,640            5,393             7,495            7,150
-------------------------------------------------------------------------------------------------------------------

Coal margin per ton:
   Realization                                    $     29.33            29.28             29.58            29.20
   Current production costs                             26.81            26.83             27.32            27.36
-------------------------------------------------------------------------------------------------------------------

Coal margin                                       $      2.52             2.45              2.26             1.84
-------------------------------------------------------------------------------------------------------------------


(a) Excludes non-coal components.

(b)  Restructuring and other credits in the nine months ended September 30, 1996 consist of an impairment loss related to the  implementation  of SFAS No. 121 of
$29,948  ($26,312  in  cost  of  sales  and  $3,636  in  selling,   general  and
administrative  expenses),  a gain from the  settlement of the Evergreen Case of
$35,650 and a benefit from excess restructuring  liabilities of $2,108. Both the gain  from  the  Evergreen  Case  and  the  benefit  from  excess  restructuring liabilities  are  included  in  the  operating  profit  of  Coal  Operations  as
"Restructuring and other credits, including litigation accrual".


Sales volume of 4.9 million tons in the third quarter of 1997 was 0.9 million tons less than the 5.8 million tons sold in the prior year quarter. Compared to the third quarter of 1996, steam coal sales in 1997 decreased by 0.8 million tons (21%), to 3.0 million tons, and metallurgical coal sales declined by 0.1 million tons (6%), to 1.9 million tons. Steam coal sales represented 62% of total volume in 1997 and 66% in 1996.

The relatively weak pricing in the steam and metallurgical coal markets have contributed to the decrease in coal sales as well as an increase in inventory levels in 1997 over 1996. As a result, Coal Operations has adjusted and will continue to adjust its production and purchased coal levels in order to address the challenges of these current markets. In addition, a realignment of Coal Operations' operating units was undertaken in the quarter to streamline the metallurgical and steam coal business units.

Total coal margin of $12.4 million for the third quarter of 1997 represented a decrease of $1.9 million from the comparable 1996 period. The decrease in total coal margin reflects the effect of lower volume which was offset, in part, by an increase in the realization of $0.05 per ton and by a decrease in current production costs of $0.02 per ton. The increase in realization reflects an increase in the overall steam coal realization as the majority of steam coal production is sold under long-term contracts containing price escalation provisions. This increase was partially offset by a decrease in the metallurgical coal realization due to lower price settlements with metallurgical customers for the contract year which began on April 1, 1997.

The current cost of coal sold decreased $0.02 per ton to $26.81 in the third quarter of 1997 over the third quarter of 1996. Production in the 1997 third quarter increased 0.2 million tons over the 1996 third quarter to 4.3 million tons and purchased coal decreased 0.6 million tons to 0.8 million tons. Productivity of 38.7 tons per man day in the 1997 third quarter increased slightly from the 38.1 tons per man day in the 1996 third quarter.

Non-coal margin, which reflects earnings from the oil, gas and timber businesses, amounted to $0.4 million in the third quarter of 1997, which was $0.2 million lower than in the third quarter of 1996. The decrease largely reflects the impact of changes in natural gas prices. Other operating income, primarily reflecting the benefits from sales of property and equipment and third party royalties, amounted to $2.3 million in the third quarter of 1997 as compared to $2.0 million in the comparable period of 1996.

Idle equipment and closed mine costs increased $0.4 million to $0.6 million in the 1997 third quarter due to costs associated with scheduled mine closings. Inactive employee costs, which primarily represent long-term employee liabilities for pension and retiree medical costs, increased $0.6 million to $6.9 million for the third quarter of 1997 partially reflecting expenses related to the streamlining of Coal Operations' business units. Selling, general and administrative expenses remained unchanged at $5.0 million in the third quarter of 1997 and 1996.

Sales volume of 15.1 million tons in the first nine months of 1997 was 2.1 million tons less than the 17.2 million tons sold in the 1996 period due to market conditions discussed above. Metallurgical coal sales declined by 0.4 million tons (7%) to 5.6 million tons and steam coal sales decreased by 1.7 million tons (15%) to 9.6 million tons compared to the prior year. Steam coal sales represented 63% of the total 1997 sales volume, as compared to 65% in 1996.

For the first nine months of 1997, coal margin was $34.2 million, an increase of $2.4 million over the 1996 period. Coal margin per ton increased to $2.26 per ton in the first nine months of 1997 from $1.84 per ton for the same period of 1996, due to a combination of a $0.38 per ton increase in realization and a slight decrease in the current production cost of coal sold, $0.04 per ton.
Again, the increase in average realization per ton was due, in part, to an increase in steam realization partially offset by a decrease in metallurgical realization.

The current production cost of coal sold for the first nine months of 1997 was $27.32 per ton as compared to $27.36 per ton for the first nine months of 1996. The higher 1996 per ton cost reflected the impact of severe winter weather and higher surface mine costs. Production for the year-to-date 1997 period totaled
12.8 million tons, a slight increase from the 1996 period production of 12.6 million tons. Surface production accounted for 63% and 67% of the total volume in the 1997 and 1996 periods, respectively. Productivity of 37.6 tons per man day in the 1997 period was up slightly over the 37.2 tons per man day for the nine months of 1996.

Non-coal margin was $1.7 million for the first nine months of 1997, an increase of $0.2 million which largely reflects the impact of changes in natural gas prices over the 1996 period. Other operating income was $8.1 million for the 1997 period, a decrease of $3.0 million from the 1996 period. The 1996 period included a one-time benefit of $3.0 million for litigation settlements.

Idle equipment and closed mine costs increased by $0.5 million in the first nine months of 1997 over 1996. Inactive employee costs, which primarily represent long-term employee liabilities for pension and retiree medical costs were relatively unchanged in the nine months of 1997 as compared to the 1996 period, decreasing only by $0.1 million. Selling, general and administrative expenses declined by $1.0 million (6%) in the nine months of 1997 as compared to the 1996 period, as a result of Coal Operations cost control efforts.

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

In March 1996, a settlement was reached in the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows: $25.8 million upon dismissal of the Evergreen Case in March 1996 and the remainder of $24.0 million in installments of $7.0 million in 1996 and $8.5 million in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Company. The second and third payments were paid in the third quarters of 1996 and 1997, respectively, and were funded from cash provided by operating activities. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan.

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

Coal Operations continues cash funding for charges recorded in prior years for facility closure costs recorded as restructuring and other charges. The following table analyzes the changes in liabilities during the first nine months of 1997 for such costs:

                                                                                        Employee
                                                                          Mine      Termination,
                                                       Leased              and           Medical
                                                    Machinery            Plant               and
                                                          and          Closure         Severance
(In thousands)                                      Equipment            Costs             Costs             Total
-------------------------------------------------------------------------------------------------------------------

Balance as of December 31, 1996                       $   376           12,439            25,285            38,100
Payments                                                  280            1,335             1,274             2,889
-------------------------------------------------------------------------------------------------------------------

Balance as of September 30, 1997                      $    96           11,104            24,011            35,211
-------------------------------------------------------------------------------------------------------------------

Mineral Ventures
The following is a table of selected financial data for Mineral Ventures on a comparative basis:


                                                                  Three Months                        Nine Months
(In thousands, except ounce                                 Ended September 30                 Ended September 30
and per ounce data)                                      1997             1996              1997             1996
-------------------------------------------------------------------------------------------------------------------


Stawell Gold Mine:
   Gold sales                                      $    5,396            4,566            13,395            14,671
   Other (expense) revenue                                (14)              26                16                77
-------------------------------------------------------------------------------------------------------------------

Net sales                                               5,382            4,592            13,411            14,748

Cost of sales (a)                                       4,021            3,657            11,319            10,761
Selling, general and
   administrative expenses (a)                            331              323             1,010               857
-------------------------------------------------------------------------------------------------------------------

Total costs and expenses                                4,352            3,980            12,329            11,618
-------------------------------------------------------------------------------------------------------------------

Operating profit - Stawell
   Gold Mine                                            1,030              612             1,082             3,130
Other operating expense, net                           (1,377)            (936)           (3,194)           (1,705)
-------------------------------------------------------------------------------------------------------------------

Operating (loss) profit                            $     (347)            (324)           (2,112)            1,425
-------------------------------------------------------------------------------------------------------------------


Stawell Gold Mine:
   Mineral Ventures' 50% direct share:
     Ounces sold                                       11,176           10,775            31,417            35,375
     Ounces produced                                   11,516           10,756            31,782            34,738
   Average per ounce sold (US$):
     Realization                                   $      483(b)           424               426(b)            415
     Cash cost                                            263              319               318               288
-------------------------------------------------------------------------------------------------------------------


(a) Excludes $30 and $97, and $924 and $2,343, of non-Stawell related cost of sales and selling, general and administrative expenses for the quarter and nine months ended September 30, 1997, respectively. Excludes $722 and $1,926, of non-Stawell related selling, general and administrative expenses for the quarter and nine months ended September 30, 1996, respectively. Such costs are reclassified to cost of sales and selling, general and administrative expenses in the Minerals Group income statement.

(b) Includes allocation of the proceeds from the liquidation of a gold forward sale hedge position in July 1997.


Mineral Ventures, which primarily consists of a 50% direct and a 17% indirect interest in the Stawell gold mine ("Stawell") in western Victoria, Australia, generated an operating loss of $0.3 million in the third quarter of 1997 and 1996. Mineral Ventures' 50% direct interest in Stawell's operations generated net sales of $5.4 million in the third quarter of 1997 compared to $4.6 million in the 1996 period as the ounces of gold sold increased from 10.8 thousand ounces to 11.2 thousand ounces (4%). The operating profit at Stawell of $1.0 million was $0.4 million higher than the operating profit of $0.6 million in the third quarter of 1996 reflecting a $56 per ounce decrease (18%) in the cash cost of gold sold combined with a $59 per ounce increase (14%) in average realization. Operating costs in the 1996 third quarter were negatively impacted by four lost-time accidents, two late in the second quarter, that resulted in production shortfalls and higher operating cost as compared to the 1997 third quarter. Stawell's operating profit in the third quarter of 1997 was also impacted by the collapse during construction of a new ventilation shaft in the second quarter of 1997 that resulted in a third quarter write-off of $1.0 million, approximately $0.75 million of which is attributed to Mineral Ventures' 50% direct interest in Stawell.

During the first nine months of 1997, Mineral Ventures generated an operating loss of $2.1 million compared to an operating profit of $1.4 million in the 1996 period. Mineral Ventures' 50% direct interest in Stawell's operations generated net sales of $13.4 million in the first nine months of 1997 compared to $14.7 million in the 1996 period as the ounces of gold sold decreased from 35.4 thousand ounces to 31.4 thousand ounces

(11%). The operating profit at Stawell of $1.1 million was $2.0 million lower than the operating profit of $3.1 million in the first nine months of 1996 reflecting a $30 per ounce increase (10%) in the cash cost of gold sold partially offset by a $11 per ounce increase (3%) in average realization. Stawell's results were negatively impacted by unfavorable ground conditions through the first half of 1997. In addition, the collapse of the aforementioned ventilation shaft resulted in lower production and higher costs through the first half of 1997 and a write-off of the ventilation shaft in the third quarter of 1997.

In July 1997, in reaction to the continued decline in the market price of gold, Mineral Ventures closed a gold forward sale hedge position relating to 16,397 ounces and realized proceeds of $2.6 million. These proceeds, which equate to approximately $160 per ounce, will be recognized for accounting purposes as ounces of gold are sold in the market. Approximately $1.5 million of these proceeds was recognized on gold sales in the third quarter. The remaining proceeds will be recognized over the next 7,026 ounces of gold sales. As of September 30, 1997, approximately 9% of Mineral Ventures' recoverable and probable reserves had been sold forward under forward sales contracts that mature periodically through early 1998.

Other operating expense, net, includes equity earnings from joint ventures, primarily consisting of Mineral Ventures' 17% indirect interest in Stawell's operations and gold exploration costs for all operations including Mineral Ventures' 50% direct interest in Stawell. Other operating expenses increased by $0.4 million and $1.5 million in the third quarter and first nine months of 1997, respectively, primarily due to joint venture losses. Gold exploration costs increased slightly from 1996, and are being incurred by Mineral Ventures in Nevada and Australia with its joint venture partners.

In addition to its interest in Stawell, Mineral Ventures has a 17% indirect interest in the Silver Swan base metals property in Western Australia. The initial mining and commissioning of Silver Swan has proceeded according to plan. Recent delays in concentrate shipments due to problems at a customer's smelter have deferred the anticipated positive impact of this operation. However, a regular shipping schedule has resumed during the fourth quarter.

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

Corporate Expenses
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Minerals Group based on utilization and other methods and criteria which management believes to be a reasonable and an equitable estimate of the cost attributable to the Minerals Group. These attributions were $1.5 million and $2.2 million for the third quarter of 1997 and 1996, respectively, and $4.4 million and $5.2 million for the first nine months of 1997 and 1996, respectively. The decrease in the 1997 periods is due to expenses associated with the Company's corporate office relocation during the third quarter of 1996.

Other Operating Income, Net
Other operating income for the third quarter of 1997 increased $0.1 million to $1.9 million from $1.8 million recognized in the 1996 quarter and in the first nine months of 1997 decreased $4.0 million to $7.3 million from $11.3 million in the first nine months of 1996. Other operating income principally includes benefits from litigation settlements, equity in earnings of unconsolidated affiliates, royalty income and gains and losses from sales of coal assets. The first nine months of 1996 included a $3.0 million benefit from settlements of litigation. In addition, equity in earnings of unconsolidated affiliates declined $1.0 million from the prior year nine-month period to a loss of $0.8 million from income of $0.2 million.

Interest Expense
Interest expense for the third quarters of 1997 and 1996 was $2.8 million and $2.7 million, respectively, but decreased slightly, $0.1 million, in the first nine months of 1997 to $8.2 million.

Income Taxes
In both 1997 and 1996 periods presented, a credit for income taxes was recorded, despite the Minerals Group's generation of a pretax profit in the nine-month period of 1996, due to tax benefits of percentage depletion which can be used by the Company.


FINANCIAL CONDITION

A portion of the Company's corporate assets and liabilities has been attributed to the Minerals Group based upon utilization of the shared services from which assets and liabilities are generated. Management believes this attribution to be an equitable and a reasonable estimate of the cost attributable to the Minerals Group.

Cash Flow Requirements
Operating activities for the first nine months of 1997 provided cash of $3.4 million, while operations in the first nine months of 1996 provided cash of $14.6 million. Net income, noncash charges and changes in operating assets and liabilities in the 1996 first quarter were significantly affected by three nonrecurring items; a benefit from the settlement of the Evergreen case at an amount less than originally accrued, a charge related to the adoption of SFAS No. 121 and a benefit from the reversal of excess restructuring liabilities. These items had no effect on cash generated by operations in the first nine months of 1996. The initial payment of $25.8 million related to the Evergreen Case settlement was entirely funded by an escrow account previously established by the Company. In the 1997 period, cash flow from operations declined due to lower earnings partially offset by a decrease in the amount required to fund operating assets and liabilities. Cash flow provided by operating activities, combined with proceeds from asset sales and additional borrowings, was partially offset by cash required for capital expenditures, payments to the Brink's and Burlington Groups, and the net costs of share activity. The net effect of these activities resulted in an increase in cash and cash equivalents of $0.5 million.

Capital Expenditures
Cash capital expenditures for the first nine months of 1997 totaled $21.9 million, excluding expenditures that have been or are expected to be financed through capital and operating leases. During the 1997 period, Coal Operations and Mineral Ventures spent $18.5 million and $3.3 million, respectively. For the remainder of 1997, the Minerals Group's capital expenditures, excluding expenditures that have been or are expected to be financed through capital and operating leases, are expected to range between $5 million and $10 million.

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

Total debt outstanding at September 30, 1997 was $176.7 million, an increase of $51.7 million from the $125.0 million outstanding at December 31, 1996. These increased borrowings, which funded cash flow requirements (including repayment of amounts owed to the Brink's and Burlington Groups), were made primarily under the credit agreement discussed below.

The Company has a $350.0 million revolving credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million. As of September 30, 1997, borrowings of $100.0 million were outstanding under the term loan portion of the Facility with $101.8 million of additional borrowings outstanding under the remainder of the Facility. Of the outstanding amounts under the Facility at September 30, 1997, $174.8 million was attributed to the Minerals Group.

Related Party Transactions
At September 30, 1997, under interest bearing borrowing arrangements, the Minerals Group owed the Brink's Group $3.7 million, a decrease of $20.3 million from the $24.0 million owed at December 31, 1996. The Minerals Group owed the Burlington Group $0.8 million, a decrease from the amount owed at December 31, 1996 of $7.7 million.

At September 30, 1997, the Brink's Group owed the Minerals Group $17.9 million versus $18.8 million at December 31, 1996 for tax payments representing the utilization of the Minerals Group's tax benefits by the Brink's Group, of which $12.0 million is expected to be paid within one year. Also at September 30, 1997, the Burlington Group owed the Minerals Group $20.2 million versus $24.3 million at December 31, 1996 for tax payments representing the utilization of the Minerals Group's tax benefits by the Burlington Group, of which $12.0 million is expected to be paid within one year.

Off-Balance Sheet Instruments
During July 1997, Mineral Ventures closed a gold forward sale hedge position and realized proceeds of $2.6 million. Approximately $1.5 million of these proceeds were recognized on gold sales in the third quarter. The remaining proceeds will be recognized over the next 7,026 ounces of gold sales. After closing out the aforementioned position, approximately 9% of Mineral Ventures' recoverable proven and probable reserves had been sold forward under forward sales contracts that mature periodically through early-1998.

Capitalization
The Company has three classes of common stock: Minerals Stock; Pittston Brink's Group Common Stock ("Brink's Stock") and Pittston Burlington Group Common Stock ("Burlington Stock") which were designed to provide shareholders with separate securities reflecting the performance of the Minerals Group, Brink's Group and Burlington Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting any of the Groups. The Minerals Group consists of the Coal Operations and Mineral Ventures operations of the Company. The Brink's Group consists of the Brink's, Incorporated ("Brink's") and the Brink's Home Security, Inc. ("BHS") operations of the Company. The Burlington Group consists of the BAX Global Inc. ("BAX Global") operations of the Company. The Company prepares separate financial statements for the Minerals, Brink's and Burlington Groups in addition to consolidated financial information of the Company.

During the quarter and nine months ended September 30, 1997, the Company repurchased 1,515 shares of its Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") at a total cost of $0.6 million. During the quarter and nine months ended September 30, 1996, the Company repurchased 10,320 shares and 20,920 shares, respectively, of its Convertible Preferred Stock at a total cost of $3.9 million and $7.9 million, respectively. In May 1997, the Board authorized an increase in the remaining repurchase authority to $25.0 million, leaving the Company remaining authority to repurchase an additional $24.4 million of the Convertible Preferred Stock.

Dividends
The Board of Directors of the Company intends to declare and pay dividends on Brink's Stock, Burlington Stock and Minerals Stock based on earnings, financial condition, cash flow and business requirements of each of the Groups, respectively. Since the Company remains subject to Virginia law limitations on dividends and to dividend restrictions in its bank credit agreements, losses by the Brink's and/or the Burlington Group could affect the Company's ability to pay dividends in respect of stock relating to the Minerals Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount (as defined in the Company's Articles of Incorporation), which is adjusted by net income or losses and other equity transactions. At September 30, 1997, the Available Minerals Dividend Amount was at least $15.6 million.

During the first nine months of 1997 and 1996, the Board declared and the Company paid cash dividends of 48.75 cents per share of Minerals Stock. Dividends paid on the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") in the 1997 and 1996 first nine months totaled $2.7 million and $2.9 million, respectively. Preferred dividends included in the Minerals Group's Statement of Operations for the quarter and nine months ended September 30, 1997 are net of $0.1 million, which is the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to holders of the stock. Preferred dividends included in the Minerals Group's Statement of Operations for the quarter and nine months ended September 30, 1996, are net of $1.0 million and $2.1 million, respectively, which was the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to holders of the stock for stock repurchases.

Pending Accounting Changes
The Minerals Group will implement the following new accounting standards.

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

          SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", will be implemented in the financial statements for the year ended December 31, 1998. SFAS No. 131 requires publicly-held companies to report financial and descriptive information about operating segments in financial statements issued to shareholders for interim and annual periods. The SFAS also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The adoption of this SFAS is not expected to have a material impact on the financial statements of the Minerals Group.

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

                           Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit Number

     10(a)Form of Severance Agreement between Registrant and certain key executives

     10(b)Amendment to Employment Agreement, dated as of October 1, 1997, between Registrant and David L. Marshall

     11   Statement re Computation of Per Share Earnings.

(b) A report on Form 8-K was filed on July 16, 1997, with respect to special expenses and expected results for the Pittston Burlington Group Common Stock, a report on Form 8-K was filed on July 24, 1997, with respect to second quarter 1997 earnings for each of Pittston Brink's Group Common Stock, Pittston Burlington Group Common Stock and Pittston Minerals Group Common Stock, and a report on Form 8-K was filed on September 5, 1997, with respect to remediation costs in connection with the Tankport petroleum terminal facility in Jersey City, New Jersey.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                        THE PITTSTON COMPANY



November 14, 1997                                    By     G. R. ROGLIANO
                                                           (G. R. Rogliano)
                                                        Senior Vice President
                                                    (Duly Authorized Officer and
                                                       Chief Accounting Officer)