Form 10-K405
period 1997-12-31
PITTSTON CO
filed 1998-03-27
CIK 78890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                For the fiscal year ended December 31, 1997

                                                                  OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                For the transition period from______________ to____________ Commission file number 1-9148

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
   Securities registered pursuant to Section 12(b) of the Act:
                                                                                             Name of each exchange on
                     Title of each class                                                         which registered
   Pittston Brink's Group Common Stock, Par Value $1                                           New York Stock Exchange
   Pittston Burlington Group Common Stock, Par Value $1                                        New York Stock Exchange
   Pittston Minerals Group Common Stock, Par Value $1                                          New York Stock Exchange
   Rights to Purchase Series A Participating Cumulative Preferred Stock                        New York Stock Exchange
   Rights to Purchase Series B Participating Cumulative Preferred Stock                        New York Stock Exchange
   Rights to Purchase Series D Participating Cumulative Preferred Stock                        New York Stock Exchange
   Securities registered pursuant to Section 12(g) of the Act:                                          None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 2, 1998, there were issued and outstanding 41,129,679 shares of Pittston Brink's Group common stock, 20,259,468 shares of Pittston Burlington Group common stock and 8,405,908 shares of Pittston Minerals Group common stock. The aggregate market value of such stocks held by nonaffiliates, as of that date, was $1,501,871,904, $427,345,374 and $69,906,338, respectively.

     Documents incorporated by reference: Portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A(Part III).

PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

As used herein, the "Company" includes The Pittston Company and its direct and indirect subsidiaries, except as otherwise indicated by the context. The Company is a diversified firm with three separate groups-Pittston Brink's Group, Pittston Burlington Group, and Pittston Minerals Group. Within these three groups, the Company maintains five separately reportable industry segments - Brink's, BHS, BAX Global, Coal Operations and Mineral Ventures. Financial information on the Company's segments for the three fiscal periods ended December 31, 1997, if included, is presented in Note 17 of the Notes to Consolidated Financial Statements (see Item 8). The information set forth with respect to "Business and Properties" is as of December 31, 1997 except where an earlier or later date is expressly stated. Nothing herein should be considered as implying that such information is correct as of any date other than December 31, 1997, except as so stated or indicated by the context.

Activities relating to the BAX Global segment are carried on by BAX Global Inc. and its subsidiaries and certain affiliates and associated companies in foreign countries (together, "BAX Global"). Activities relating to the Brink's segment are carried on by Brink's, Incorporated and its subsidiaries and certain affiliates and associated companies in foreign countries (together, "Brink's"). Activities relating to the BHS segment are carried on by Brink's Home Security, Inc. ("BHS"). Activities relating to Coal Operations are carried on by the Pittston Coal Company and its subsidiaries (together "Coal Operations"). Activities relating to Mineral Ventures are carried on by Pittston Mineral Ventures Company and its subsidiaries (together "Mineral Ventures").

The Company has a total of approximately 33,000 employees.

PITTSTON BRINK'S GROUP

Pittston Brink's Group (the "Brink's Group") consists of the armored car, air courier and related services of Brink's, and the home security business of BHS.

Brink's

General

The major activities of Brink's are contract-carrier armored car, automated teller machine ("ATM"), air courier, coin wrapping, and currency and deposit processing services. Brink's serves customers through 149 branches in the United States and 39 branches in Canada. Service is also provided through subsidiaries, affiliates and associated companies in 46 countries outside the United States and Canada. These international operations contributed approximately 50% of Brink's total reported 1997 operating profit. Brink's ownership interest in subsidiaries and affiliated companies ranges from approximately 20% to 100%; in some instances local laws limit the extent of Brink's interest.

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

In addition to its armored car pickup and delivery services, Brink's provides change services, coin wrapping services, currency and deposit processing services, ATM services, safes and safe control services, check cashing and pickup and


                                       1
delivery of valuable air cargo shipments. In certain geographic areas, Brink's transports canceled checks between banks or between a clearing house and its member banks. Brink's has developed and is marketing a product called CompuSafe designed to streamline the handling and management of cash receipts for the convenience store and gas station market. Pilot tests continue in several test markets in the United States.

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

Brink's non-North American operations which accounted for approximately 48% of its revenues in 1997, are organized into three regions: Europe, Latin America and Asia/Pacific. In Europe, wholly owned subsidiaries of Brink's operate in the United Kingdom, Netherlands and, in the diamond and jewelry business, in Belgium, Italy, Russia and the United Kingdom. Also, in January 1998, Brink's purchased the remaining outstanding shares of its subsidiary in France. Brink's has a 70% interest in a subsidiary in Israel and a majority interest in subsidiaries in Greece and Switzerland. Brink's also has ownership interests ranging from 24.5% to 50% in affiliates operating in Belgium, Germany, Ireland, Italy, Jordan and Luxembourg. A wholly owned subsidiary operates in South Africa. In Latin America, a wholly owned subsidiary operates in Brazil. Brink's owns a 61% interest in a subsidiary in Venezuela, a 73% interest in a subsidiary in Chile, a 95% interest in a subsidiary in Bolivia, a 51% ownership interest in a subsidiary in Argentina, a 50.5% interest in a subsidiary in Colombia and a 20% interest in a Mexican company which operates one of the world's largest security transportation services with over 1,700 armored vehicles. Brink's also has 49% and 36% ownership interests in affiliates operating in Panama and Peru, respectively. In the Asia/Pacific region, wholly owned subsidiaries of Brink's operate in Australia, Taiwan and China, and majority owned subsidiaries operate in Japan (51% owned) and Singapore (60% owned). Brink's also has minority interests in affiliates in India, Pakistan and Thailand ranging from 40% to 49%.

Because the financial results of Brink's are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. Brink's international activity is not concentrated in any single currency, which limits the risks of foreign currency rate fluctuations. In addition, these rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. Brink's routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Company, on behalf of Brink's, from time to time, uses foreign currency forward contracts to hedge the risk associated with certain transactions. Brink's is also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, controls on repatriation of earnings and capital, nationalization, political instability, expropriation and other forms of restrictive action by local governments. The future effects of such risks on Brink's cannot be predicted.

Competition

Brink's is the oldest and largest armored car service company in the United States as well as a market leader in most of the countries in which it operates. The foreign subsidiaries, affiliates and associates of Brink's compete with numerous armored car and courier service companies in many areas of operation. In the United States, Brink's presently competes nationally with two companies and regionally and locally with many smaller companies. Brink's believes that its service, high quality insurance coverage and company reputation (including the name "Brink's") are important competitive advantages. However, the cost of service is, in many instances, the controlling factor in obtaining and retaining customers. While Brink's cost structure is generally competitive, certain competitors of Brink's have lower costs primarily as a result of lower wage and benefit levels.

See also "Government Regulation" below.

Service Mark, Patents and Copyrights

Brink's is a registered service mark of Brink's, Incorporated in the United States and in certain foreign countries. The Brink's mark and name are of material significance to Brink's business. Brink's owns patents with respect to certain coin sorting and counting machines and armored truck design. Brink's holds copyrights on certain software systems developed by Brink's. In addition, Brink's has a newly patented product called CompuSafe'tm' which has been designed to streamline the handling and management of cash receipts.

Insurance

Brink's carries insurance coverage for losses. Insurance policies cover liability for loss of various types of property entrusted to Brink's from any cause except war and nuclear risk. The various layers of insurance are covered by different groups of


                                       2
participating underwriters. Such insurance is obtained by Brink's at rates and upon terms negotiated periodically with the underwriters. The loss experience of Brink's and, to a limited extent, other armored carriers affects premium rates charged to Brink's. The availability of quality and reliable insurance coverage is an important factor in the ability of Brink's to obtain and retain customers. Quality insurance is available to Brink's in major markets although the premiums charged are subject to fluctuations depending on market conditions. Less expensive armored car and air courier all-risk insurance is available, but these policies typically contain unacceptable operating warranties and limited customer protection.

Government Regulation

The operations of Brink's are subject to regulation by the United States Department of Transportation with respect to safety of operation and equipment and financial responsibility. Intrastate, in the United States, and intraprovince and interprovince operations in Canada are subject to regulation by state and by Canadian and provincial regulatory authorities, respectively.

Employee Relations

At December 31, 1997, Brink's and its subsidiaries had approximately 9,700 employees in North America, of whom approximately 3,300 are classified as part-time employees. At December 31, 1997, Brink's had approximately 12,700 employees outside North America. In the United States, two locations (12 employees) are covered by collective bargaining agreements. At December 31, 1997, Brink's was a party to two United States and nine Canadian collective bargaining agreements with various local unions covering approximately 1,430 employees, most of whom are employees in Canada and members of unions affiliated with the International Brotherhood of Teamsters. Negotiations are continuing on three agreements that expire in 1998. The remaining agreements will expire after 1998. Brink's believes that its employee relations are generally satisfactory.

Properties

Brink's owns 25 branch offices and holds under lease an additional 185 branch offices, located in 38 states, the District of Columbia, the Commonwealth of Puerto Rico and nine Canadian provinces. Such branches generally include office space and garage or vehicle terminals, and serve not only the city in which they are located but also nearby cities. Brink's corporate headquarters in Darien, Connecticut, is held under a lease expiring in 2000, with an option to renew for an additional five-year period. The leased branches include 104 facilities held under long-term leases, while the remaining 81 branches are held under short-term leases or month-to-month tenancies.

Brink's owns or leases, in the United States and Canada, approximately 2,100 armored vehicles, 300 panel trucks and 260 other vehicles which are primarily service cars. In addition, approximately 3,000 Brink's-owned safes are located on customers' premises. The armored vehicles are of bullet-resistant construction and are specially designed and equipped to afford security for crew and cargo. Brink's subsidiaries and affiliated and associated companies located outside the United States and Canada operate approximately 5,000 armored vehicles.

BHS

General

BHS is engaged in the business of installing, servicing and monitoring electronic security systems primarily in owner-occupied, single-family residences. At December 31, 1997, BHS was monitoring approximately 511,500 systems, including 105,600 new subscribers since December 31, 1996, and was servicing 66 metropolitan areas in 40 states, the District of Columbia and Canada. Seven of these areas were added during 1997.

BHS markets its alarm systems primarily through advertising, inbound telemarketing and a direct sales force. BHS also markets its systems directly to home builders and has entered into several contracts which extend through 1998. BHS employees install and service the systems from local BHS branches. Subcontractors are utilized in some service areas. BHS does not manufacture any of the equipment used in its security systems; instead, it purchases such equipment from a small number of suppliers. Equipment inventories are maintained at each branch office.

BHS's security system consists of sensors and other devices which are installed at a customer's premises. The equipment is designed to signal intrusion, fire and medical alerts. When an alarm is triggered, a signal is sent by telephone line to BHS's new central monitoring station near Dallas, Texas. The new monitoring station has been designed and constructed to meet the specifications of Underwriters' Laboratories, Inc. ("UL"). BHS is applying for a UL listing for the new facility. A backup monitoring center in Carrollton, Texas, protects against a catastrophic event at the primary monitoring center. In the event of an emergency, such as fire, flood, major interruption in telephone service, or any other calamity affecting the primary facility, monitoring operations can be transferred to the backup facility.

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


                                       3

BHS carries insurance of various types, including general liability and errors and omissions insurance, to protect it from product deficiencies and negligent acts of its employees. Certain of BHS's insurance policies and the laws of some states limit or prohibit insurance coverage for punitive or certain other kinds of damages arising from employees' misconduct.

Regulation

BHS and its personnel are subject to various Federal, state and local consumer protection, licensing and other laws and regulations. BHS's business relies upon the use of telephone lines to communicate signals, and telephone companies are currently regulated by both the Federal and state governments. BHS's wholly owned Canadian subsidiary, Brink's Home Security Canada Limited, is subject to the laws of Canada, British Columbia and Alberta. The alarm service industry continues to experience a high incidence of false alarms in some communities, including communities in which BHS operates. This has caused some local governments to impose assessments, fines and penalties on subscribers of alarm companies (including BHS) based upon the number of false alarms reported. There is a possibility that at some point some police departments may refuse to respond to calls from alarm companies which would necessitate that private response forces be used to respond to alarm signals. Since these false alarms are generally not attributable to equipment failures, BHS does not anticipate any significant capital expenditures will be required as a result thereof. BHS believes its alarm service contracts will allow BHS to pass these charges on to the appropriate customers. Regulation of installation and monitoring of fire detection devices has also increased in several markets.

Competition

BHS competes in many of its markets with numerous small local companies, regional companies and several large national firms. BHS believes that it is one of the leading firms engaged in the business of installing, servicing and monitoring electronic security systems in the single-family home marketplace. Competitive pressure on installation fees increased in 1996 and 1997.
Several significant competitors offer installation prices which match or are less than BHS prices; however, many of the small local competitors in BHS markets continue to charge significantly more for installation. In February 1996, a Federal telecommunications reform bill was enacted which contained provisions specific to the alarm industry. The key provisions include a five year waiting period prior to entry for the six (now four) regional Bell operating companies ("RBOCs") not already providing alarm service, restrictions on further purchases of alarm companies by one RBOC, Ameritech, which has already become a significant competitor in the industry, a prohibition against cross-subsidiarization by an RBOC of any alarm subsidiaries, a prohibition against any RBOC's accessing lists of alarm company customers and an expedited complaint process. Consequently, RBOC's could become significant competitors in the home security business in the near future. However, BHS believes that the quality of its service compares favorably with that provided by current competitors and that the Brink's name and reputation will continue to provide an important competitive advantage subsequent to the completion of the five year waiting period.

Employees

BHS has approximately 2,100 employees, none of whom is covered by a collective bargaining agreement. BHS believes that its employee relations are satisfactory.

Properties

BHS operates from 56 leased offices and warehouse facilities across the United States and two leased offices in Canada. All premises protected by BHS alarm systems are monitored from the new central monitoring station near Dallas which is held by BHS under a lease expiring in 2003. The new facility is also occupied by administrative, technical and marketing services personnel who support branch operations. The lease for the backup monitoring center in Carrollton, Texas, expires in 2002. BHS retains ownership of nearly all the approximately 511,500 systems currently being monitored. When a current customer cancels the monitoring service and does not move, it is BHS's policy to temporarily disable the system and not incur the cost of retrieving it (at which point any remaining book value of the equipment is written off). Retaining ownership helps prevent another alarm company from providing services using BHS security equipment. On the other hand, when a current customer cancels the monitoring service because of a move, the retention of ownership of the equipment facilitates the marketing of the monitoring service to the new homeowner. BHS leases all the vehicles used for installation and servicing of its security systems.

PITTSTON BURLINGTON GROUP

Pittston Burlington Group (the "Burlington Group") consists of the expedited freight services, logistics management, freight forwarding and customs brokerage services business of BAX Global.

BAX Global

General

BAX Global is primarily engaged in North American overnight and second day freight, and international time definite air and sea transportation, freight forwarding and logistics management services and international customs brokerage. In conducting its forwarding business, BAX Global generally picks up or receives freight shipments from its customers, consolidates the freight of various customers into shipments for common destinations, arranges for the transportation of the consolidated freight to such


                                       4
destinations (using either commercial carriers or, in the case of most of its United States, Canadian and Mexican shipments, its own aircraft fleet and hub sorting facility) and, at the destinations, distributes the consolidated shipments and effects delivery to consignees. For international shipments, BAX Global also frequently acts as customs broker facilitating the clearance of goods through customs at international points of entry. BAX Global provides transportation customers with logistics services and operates warehouse and distribution facilities in several countries.

BAX Global specializes in highly customized global freight forwarding and logistics services. It has concentrated on providing service to customers with significant logistics needs, such as manufacturers of computer and electronics equipment. BAX Global offers its customers a variety of service and pricing alternatives for their shipments, such as overnight delivery, second-day delivery or deferred service in North America . A variety of ancillary services, such as shipment tracking, inventory control and management reports are also provided. Internationally, BAX Global offers a similar variety of services including ocean forwarding, door-to-door delivery and standard and expedited freight services.

BAX Global provides freight service to all North American business communities as well as most foreign countries through its network of company-operated stations and agent locations in 122 countries. BAX Global markets its services primarily through its direct sales force and also employs other marketing methods, including print media advertising and direct mail campaigns. The pickup and delivery of freight are accomplished principally by independent contractors.

BAX Global's computer system, ARGUS+, is a satellite-based, worldwide communications system which, among other things, provides continuous worldwide tracking and tracing of shipments and various data for management information reports, enabling customers to improve efficiency and control costs. BAX Global also utilizes an image processing system to centralize domestic airbill and related document storage in BAX Global's computer for automated retrieval by any BAX Global office.

BAX Global's freight business has tended to be seasonal, with a significantly higher volume of shipments generally experienced during March, June and the period August through November than during the other periods of the year. The lowest volume of shipments has generally occurred in January and February.

During 1997, BAX Global began a BAX Process Innovation ("BPI") Program which was comprised of an extensive review of all aspects of the company's operations. Senior management from around the world, working with a major consulting firm, reviewed all areas of the business including sales, operations, finance, logistics and information technology. BPI detailed improvements in its worldwide business through development of information systems that are intended to enhance productivity and improve the company's competitive position.

In 1998, BAX Global initiated a commitment for BPI of approximately $50 million over the next six to nine months. As more details of this plan are being developed, BPI will be integrated with BAX Global's continuous improvement program. BAX Global now anticipates spending approximately $120 million (including the aforementioned $50 million) on information technology systems during 1998 and 1999 which will include substantial improvements to its information systems, annual recurring capital costs and spending for Year 2000 compliance issues. These expenditures are expected to occur equally between the two years, with approximately one-third expected to be expensed as incurred while the remainder will be capitalized.

Aircraft Operations

BAX Global utilizes a fleet of 30 leased or contracted and 6 owned aircraft providing regularly scheduled service throughout the United States and certain destinations in Canada and Mexico from its freight sorting hub in Toledo, Ohio. In addition, two leased aircraft service customers in the Southwest to points between Seattle and Dallas. BAX Global's fleet is also used for charters and to serve other international markets from time to time. The fleet and hub are primarily dedicated to providing reliable next-day service for domestic, Canadian and Mexican air cargo customers. BAX Global owns 4 DC-8 and 2 B727-100 aircraft. At December 31, 1997, BAX Global utilized 12 DC8's (including 11 DC8-71 aircraft) under leases for terms expiring between 1998 and 2003. Twenty additional 727 cargo aircraft were under contract at December 31, 1997, for terms of less than two years. Based on the current state of the aircraft leasing market, BAX Global believes that it should be able to renew these leases or enter into new leases on terms reasonably comparable to those currently in effect. Pittston has guaranteed BAX Global's obligations under one lease covering one aircraft. The actual operation and routine maintenance of the aircraft owned or held under long-term lease by BAX Global is contracted out, normally for two- to three-year terms, to federally certificated operators which supply the pilots and other flight services.

The nightly lift capacity in operation at December 31, 1997, was approximately
2.6 million pounds, calculated on an average freight density of 7.5 pounds per cubic foot. BAX Global's nightly lift capacity varies depending upon the number and type of planes operated by BAX Global at any particular time. Including trucking capacity available to BAX Global, the aggregate daily cargo capacity at December 31, 1997, was approximately 3.5 million pounds.

For aircraft owned or held under long-term lease, BAX Global is generally responsible for all the costs of operating and


                                       5
maintaining the aircraft, including any special maintenance or modifications which may be required by Federal Aviation Administration ("FAA") regulations or orders (see "Government Regulation" below). In 1997, BAX Global had cash outlays totaling approximately $29.7 million on routine heavy maintenance of its aircraft fleet. BAX Global has made provision in its financial statements for the expected costs associated with aircraft operations and maintenance which it believes to be adequate; however, unanticipated maintenance costs or required aircraft modifications could adversely affect BAX Global's profitability.

The average airframe age of the fleet leased by BAX Global under leases with terms longer than two years is 30 years, although factors other than age, such as cycles (numbers of takeoffs or landings) can have a significant impact on an aircraft's serviceability. Generally, cargo aircraft tend to have fewer cycles than passenger aircraft over comparable time periods because they have fewer flights per day and longer flight segments.

In February 1998, BAX Global signed an agreement to acquire, subject to regulatory and judicial approvals and other conditions to closing, the privately held Air Transport International LLC ("ATI"). ATI is a U.S.-based freight and passenger airline which operates a certificated fleet of DC-8 aircraft providing services to BAX Global and other customers. The ATI acquisition is part of BAX Global's strategy to improve the quality of its service offerings for its customers by increasing its control over flight operations. As a result of this agreement, BAX Global is suspending its efforts to start its own certificated airline carrier operations.

Fuel costs are a significant element of the total costs of operating BAX Global's aircraft fleet. For each one cent per gallon increase or decrease in the price of jet fuel, BAX Global's airline operating costs may increase or decrease approximately $80,000 per month. In order to protect against price increases in jet fuel, from time to time BAX Global enters into hedging and other agreements, including swap contracts, options and collars.

Fuel prices are subject to world, as well as local, market conditions. It is not possible to predict the impact of future conditions on fuel prices and fuel availability. Competition in the airfreight industry is such that no assurance can be given that any future increases in fuel costs (including taxes relating thereto) will be recoverable in whole or in part from customers.

BAX Global has a lease expiring in October 2013, with the Toledo-Lucas County Port Authority covering its freight sorting hub and related facilities (the "Hub") at Toledo Express Airport in Ohio. The Hub consists of various facilities, including a technologically advanced material handling system which is capable of sorting approximately one million pounds of freight per hour.

Customers

BAX Global's domestic and foreign customer base includes thousands of industrial and commercial shippers, both large and small. BAX Global's customer base includes major companies in the automotive, aerospace, computer, electronics, fashion, consumer and other industries where rapid delivery of high-value products is required. In 1997, no single customer accounted for more than 3% of BAX Global's total worldwide revenues. BAX Global does not have long-term, noncancellable contracts with any of its customers.

Competition

The air and sea freight forwarding and logistics industries have been and are expected to remain highly competitive. The principal competitive factors in both domestic and international markets are price, the ability to provide consistently fast and reliable delivery of shipments and the ability to provide ancillary services such as warehousing, distribution, shipment tracking and sophisticated information systems and reports. There is aggressive price competition in the domestic air freight market, particularly for the business of high volume shippers. BAX Global competes with other integrated air freight companies that operate their own aircraft, as well as with air freight forwarders, express delivery services, passenger airlines and other transportation companies. Domestically, BAX Global also competes with package delivery services provided by ground transportation companies, including trucking firms and surface freight forwarders, which offer specialized overnight services within limited geographical areas. As a freight forwarder to, from and within international markets, BAX Global also competes with government-owned or subsidized passenger airlines and ocean shipping companies. In logistics services, BAX Global competes with many third party logistics providers.

Government Regulation

The air transportation industry is subject to Federal regulation under the Federal Aviation Act of 1958, as amended, and pursuant to that statute, the Department of Transportation ("DOT") may exercise regulatory authority over BAX Global. Although BAX Global itself is exempt from most DOT economic regulations because it is an air freight forwarder, the operation of its aircraft is subject directly or indirectly to FAA airworthiness, directives and other safety regulations and its Toledo, Ohio, hub operations are directly affected by the FAA.

Federal statutes authorize the FAA, with the assistance of the Environmental Protection Agency ("EPA"), to establish aircraft noise standards. Under the National Emissions Standards Act of 1967, as amended by the Clean Air Act Amendments of 1970, and the Airport Noise and Capacity Act of 1990 (the "Noise Act"), the administrator of the EPA is authorized to issue regulations


                                       6
setting forth standards for aircraft emissions. Although the Federal government generally regulates aircraft noise, local airport operators may, under certain circumstances, regulate airport operations based on aircraft noise considerations. If airport operators were to restrict arrivals or departures during certain nighttime hours to reduce or eliminate air traffic noise for surrounding home areas at airports where BAX Global's activities are centered, BAX Global would be required to serve those airports with Stage III equipment.

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

Fourteen of the 18 aircraft in BAX Global's fleet held under long-term leases or owned now comply with the Stage III limits. Through 1999, BAX Global anticipates hush-kitting two DC8-63 aircraft, as well as two B727-100 aircraft, which currently do not comply with Stage III limits, leasing additional aircraft that do not meet Stage III limits and hush-kitting such planes as required, or acquiring aircraft that meet Stage III noise standards. BAX Global has acquired, but not yet installed, one additional DC-8 Stage III hush-kit. In the event that additional expenditures would be required or costs were to be incurred at a rate faster than expected, BAX Global could be adversely affected. Eleven of the DC8 cargo aircraft leased by BAX Global have been reengined with CFM 56-2C1 engines which comply with Stage III noise standards.

BAX Global is subject to various requirements and regulations in connection with the operation of its motor vehicles, including certain safety regulations promulgated by DOT and state agencies.

International Operations

BAX Global's international operations accounted for approximately 62% of its revenues in 1997. Included in international operations are export shipments from the United States.

BAX Global is continuing to develop import/export and logistics business between shippers and consignees in countries other than the United States. BAX Global currently serves most foreign countries, 118 of which are served by BAX Global's network of company-operated stations and agent locations. BAX Global has agents and sales representatives in many overseas locations, although such agents and representatives are not subject to long-term, noncancellable contracts.

Because the financial results of BAX Global are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. BAX Global's international activity is not concentrated in any single currency, which limits the risks of foreign currency fluctuations. In addition, these rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. BAX Global routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Company, on behalf of BAX Global, uses foreign currency forward contracts to hedge the risk associated with such transactions. BAX Global is also subject to other risks associated with doing business in foreign countries, including labor and economic conditions, controls on repatriation of earnings and capital, nationalization, political instability, expropriation and other forms of restrictive action by local governments. The future effects of such risks, if any, on BAX Global cannot be predicted.

Employee Relations

BAX Global and its subsidiaries have approximately 6,400 employees worldwide, of whom about 1,700 are classified as part-time. Approximately 140 of these employees (principally customer service, clerical and/or dock workers) in BAX Global's stations at John F. Kennedy Airport, New York; Secaucus, New Jersey; Minneapolis, Minnesota; and Toronto, Canada are represented by labor unions, which in most cases are affiliated with the International Brotherhood of Teamsters. The collective bargaining agreement at John F. Kennedy Airport has expired and is currently being negotiated; the Toronto agreement was negotiated in 1997 to run through March 1999. BAX Global did not experience any significant strike or work stoppage in 1997 and considers its employee relations satisfactory.

Substantially all of BAX Global's cartage operations are conducted by independent contractors, and the flight crews for its aircraft are employees of the independent airline companies which operate such aircraft.



                                       7

Properties

BAX Global operates 264 (113 domestic and 151 international) stations with BAX Global personnel, and has agency agreements at an additional 234 (45 domestic and 189 international) stations. These stations are located near primary shipping areas, generally at or near airports. BAX Global-operated domestic stations, which generally include office space and warehousing facilities, are located in 46 states and Puerto Rico. BAX Global-operated international facilities are located in 27 countries. Most stations serve not only the city in which they are located, but also nearby cities and towns. Nearly all BAX Global-operated stations are held under lease. The Hub in Toledo, Ohio, is held under a lease expiring in 2013, with rights of renewal for three five-year periods. Other facilities, including the corporate headquarters in Irvine, California, are held under leases having terms of one to ten years.

BAX Global owns or leases, in the United States and Canada, a fleet of approximately 34 automobiles as well as 162 vans and trucks utilized in station work or for hauling freight between airport facilities and BAX Global's stations.

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

Coal Operations

General

Coal Operations produces coal from approximately 20 company-operated surface and deep mines located in Virginia, West Virginia and eastern Kentucky for consumption in the steam and metallurgical markets. Steam coal is sold primarily to utilities and industrial customers located in the eastern United States. Metallurgical coal is sold to steel and coke producers primarily located in Japan, Korea, the United States, Europe, the Mediterranean basin and Brazil. Coal Operations' strategy is to continue to develop its business as a low-cost producer of low sulphur steam coal and high-quality metallurgical coal markets.

Coal Operations has substantial reserves of low sulphur coal, much of which can be produced from lower cost surface mines. Moreover, it has a significant share of the medium volatile metallurgical coal reserves in the United States, along with other high quality feed stock seams in demand by the coke and steel-making industry.

Steam coal is sold primarily to domestic utility customers through long-term contracts (contracts in excess of one year) which have the effect of moderating the impact of short-term market conditions, thereby reducing one element of risk in new or expanded projects. Most of the steam coal consumed in the United States is used to generate electricity. Coal fuels approximately 500 of the nation's 3,000 electric power plants, with larger facilities consuming more than 10,000 tons of coal daily. Through September 1997, coal accounted for approximately 56% of the electricity generated by the electric utility industry. Coal Operations believes that it is well-positioned to take advantage of any increased demand for low sulphur steam coal. Such increased demand could result from factors such as regulatory requirements mandating lower emissions of sulphur dioxide and utility deregulation which should favor coal as the lowest cost energy source for power plants. In addition, the ongoing reduction in governmental subsidies for coal production in Europe may provide opportunities for Coal Operations to utilize its export infrastructure to penetrate the export thermal coal market as well.

In contrast, the market for metallurgical coal, for most of the past fifteen years, has been characterized by a weakening demand from primary steel producers, a move to non-metallurgical coal and/or weak metallurgical coal in coke and steel making, and intense competition from foreign coal producers, especially those in Australia and Canada who benefited over this period from a declining currency value versus the U.S. dollar (coal sales contracts are denominated in U.S. dollars). The years 1995 and 1996 benefited from some relief from declining currencies while 1997 suffered from a sharp weakening of the Australian dollar. Metallurgical coal sales contracts typically are subject to annual price renegotiation, which increases the exposure to market forces.

Production

The following table indicates the approximate tonnage of coal purchased and produced by the Coal Operations for the years ended 1997, 1996 and 1995:

                                                         Years Ended December 31
(In thousands of tons)                                  1997      1996      1995
================================================================================
Produced:
Deep                                                   4,975     3,930     3,982
Surface                                               10,238    11,151    12,934
Contract                                               1,433     1,621     1,941
--------------------------------------------------------------------------------
                                                      16,646    16,702    18,857
Purchased                                              4,075     5,762     6,047
--------------------------------------------------------------------------------
Total                                                 20,721    22,464    24,904
================================================================================

Sales

The following table indicates the approximate tonnage of coal sold by Coal Operations in the years ended December 31, 1997,


                                       8

1996 and 1995 in the domestic (United States and Canada) and export markets and by categories of customers:

(In thousands,                                           Years Ended December 31
except per ton amounts)                                 1997      1996      1995
================================================================================
Domestic:
     Steel and coke producers                            792       139       736
     Utility, industrial and other                    12,912    14,794    15,846
--------------------------------------------------------------------------------
                                                      13,704    14,933    16,582
Export:
     Utility, industrial and other                        --       217       102
     Steel and coke producers                          6,764     7,821     7,712
--------------------------------------------------------------------------------
Total sold                                            20,468    22,971    24,396
================================================================================
Average selling price per ton                       $  29.52     29.17     28.81
================================================================================

For the year ended December 31, 1997, Coal Operations sold approximately 20.5 million tons of coal, of which approximately 13.5 million tons were sold under long-term contracts. In 1996, Coal Operations sold approximately 23.0 million tons of coal, of which approximately 14.9 million tons were sold under long-term contracts.

The following table provides year by year estimates of the tons of coal committed for sale under long-term contracts:

                                                 Thousands
          Year                                    of tons
----------------------------------------------------------
          1998                                    11,532
          1999                                     9,200
          2000                                     7,561
          2001                                     5,881
          2002                                     4,668
          2003                                     2,826
          2004                                     2,438
          2005                                     2,363
          2006                                     1,493
          2007                                       474
----------------------------------------------------------
Total                                             48,436
==========================================================

Contracts relating to a certain portion of this tonnage are subject to periodic price renegotiation, which can result in termination by the purchaser or the seller prior to contract expiration in case the parties should fail to agree upon price.

During 1997, the ten largest domestic customers purchased 11.2 million tons of coal (55% of total coal sales and 82% of domestic coal sales, by tonnage). The three largest domestic customers purchased 8.0 million tons of coal for the year ended December 31, 1997 (39% of total coal sales and 59% of domestic coal sales, by tonnage). The largest single customer, American Electric Power Company, purchased 5.6 million tons of coal, accounting for 27% of total coal sales and 41% of domestic coal sales, by tonnage. In 1996, the ten largest domestic customers purchased 12.0 million tons of coal (52% of total coal sales and 81% of domestic coal sales, by tonnage). The three largest domestic customers purchased 7.6 million tons of coal in 1996 (33% of total coal sales and 51% of domestic coal sales, by tonnage). In 1996, American Electric Power Company purchased 5.0 million tons of coal, accounting for 22% of total coal sales and 34% of domestic coal sales, by tonnage.

Of the 6.8 million tons of coal sold in the export market in 1997, the ten largest customers accounted for 3.7 million tons (18% of total coal sales and 54% of export coal sales, by tonnage) and the three largest customers purchased
1.7 million tons (8% of total coal sales and 24% of export coal sales, by tonnage). Of the 8.0 million tons of coal sold in the export market in 1996, the ten largest customers accounted for 4.6 million tons (20% of total coal sales and 57% of export coal sales, by tonnage) and the three largest customers purchased 2.1 million tons (9% of total coal sales and 26% of export coal sales, by tonnage). Export coal sales are made principally under annual contracts or long-term contracts that are subject to annual price renegotiation. Under these export contracts, the price for coal is expressed and paid in United States dollars.

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

Metallurgical contracts are generally of one-year duration. The longest-term metallurgical contract is valid through May 31, 2001. Contracts for the sale of metallurgical coal in the domestic and export markets are generally subject to price renegotiations on an annual basis. Coal Operations' sales of metallurgical coal are diversified geographically on a worldwide basis. Approximately 0.8 million tons, or 11% of metallurgical sales were domestic; 4.2 million tons, or 56%, were to the Europe/Mediterranean basin; 1.4 million tons, or 19%, were to the Far East and 1.1 million tons, or 15%, were to Latin America. Negotiations with Far East customers have concluded for 1998 with price reductions of approximately 5% due in part to the strong U.S. dollar and the economic turmoil in Asia. Fortunately, Coal Operations' sales are less exposed to this market relative to past years and other markets are not expected to incur reductions of the same magnitude.

Competition

The bituminous coal industry is highly competitive. Coal Operations competes with many other large coal producers and


                                       9
with hundreds of small producers in the United States and abroad.

In the export market, many foreign competitors, particularly Australian, South African and Canadian coal producers, benefit from certain competitive advantages existing in the countries in which they operate, such as less difficult mining conditions, lower transportation costs, less severe government regulation and lower labor and health benefit costs, as well as currencies which have generally depreciated against the United States dollar, particularly in the case of the Australian dollar. The metallurgical coal produced by Coal Operations is generally of higher quality, and is often used by foreign steel producers to blend with coals from other sources to improve the quality of coke and coke oven efficiency. However, in recent years, steel producers have developed facilities and techniques which, to some extent, enable them to accept lower quality metallurgical coal in their coke ovens. Moreover, new technologies for steel production which utilize pulverized coal injection, direct reduction iron and the electric arc furnace have reduced the demand for all types of metallurgical coal. However, the use of lesser quality coals and less coke in the blast furnace has increased the importance of coke strength and the importance of medium volatile coal.

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

As previously reported, Coal Operations has reached a broad settlement with the OSM involving SMCRA liabilities of former contractors. Coal Operations has also entered into a number of similar agreements with the states. Under these agreements, Coal Operations agreed to perform certain reclamation and to pay certain fees of former contractors. In return, the agencies agreed not to deny or "block" permits to Coal Operations on account of the contractor liabilities being settled. Coal Operations is in the process of successfully completing all required work under these agreements.

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

While it is not possible to quantify the costs of compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. In that connection, it is estimated that Coal Operations made capital expenditures for environmental control facilities in the amount of approximately $1.5 million in 1997 and estimates expenditures of $2.0 million in 1998. Compliance with these laws has substantially increased the cost of coal mining, but is, in general, a cost common to all domestic coal producers. The Company believes that the competitive position of Coal Operations has not been and should not be adversely affected except in the export market where Coal Operations competes with various foreign producers not subject to regulations prevalent in the U.S.

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

Employee Relations

At December 31, 1997, approximately 652 of the 2,055 employees of Coal Operations were members of the UMWA. The remainder of such employees are either unrepresented hourly employees or supervisory personnel. Since 1990, no significant labor disruptions involving UMWA-represented employees have occurred. Coal Operations believes that its employee relations are satisfactory.

Health Benefit Act

In October 1992, the Coal Industry Retiree Health Benefit Act of 1992 (the "Health Benefit Act") was enacted as part of the Energy Policy Act of 1992. The Health Benefit Act established rules for the payment of future health care benefits for thousands of retired union mine workers and their dependents. The Health Benefit Act established a trust fund to which "signatory operators" and "related persons," including the Company and certain of its subsidiaries (collectively, the "Pittston Companies"), are jointly and severally liable to pay annual premiums for assigned beneficiaries, together with a pro rata share for certain beneficiaries who never worked for such employers, including, in the Company's case, the Pittston Companies ("unassigned beneficiaries"), in amounts determined on the basis set forth in the Health Benefit Act. In October 1993, the Pittston Companies received notices from the Social Security Administration (the "SSA") with regard to their assigned beneficiaries for which they are responsible under the Health Benefit Act. For 1997 and 1996, these amounts were approximately $9.3 million and $10.4 million, respectively. The Company believes that the annual cash funding under the Health Benefit Act for the Pittston Companies' assigned beneficiaries will continue at approximately a $9 million per year range for the next several years and should begin to decline thereafter as the number of such assigned beneficiaries decreases.

Based on the number of beneficiaries actually assigned by the SSA, the Company estimates the aggregate pretax liability relating to the Pittston Companies' assigned beneficiaries at December 31, 1997 at approximately $200 million, which when discounted at 7.5% provides a present value estimate of approximately $90 million.

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

Evergreen Case

In 1988, the trustees of the 1950 Benefit Trust Funds and the 1974 Pension Benefit Trust Fund (the "Trust Funds") established under collective bargaining agreements with the UMWA brought an action (the "Evergreen Case") against the Company and a number of its coal subsidiaries claiming that the defendants are obligated to contribute to such Trust Funds in accordance with the provisions of the 1988 and subsequent National Bituminous Coal Wage Agreements, to which neither the Company nor any of its subsidiaries is a signatory. In 1993, the Company and the Minerals Group recognized in their financial statements the potential liability that might have resulted from an ultimate adverse judgment in the Evergreen Case.

In late March 1996, a settlement was reached in the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows: approximately $25.8 million upon dismissal of the Evergreen Case and the remainder of $24.0 million in installments of $7.0


                                       11
million in 1996 and $8.5 million in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Company. The second and third payments were paid according to schedule and were funded by cash flows from operating activities. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan.

As a result of the settlement of the Evergreen Case, at an amount lower than previously accrued, the Company and the Minerals Group recorded a pretax benefit of $35.7 million ($23.2 million after tax) in the first quarter of 1996 in their financial statements.

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

Pittston estimates that Coal Operations' proven and probable surface mining, deep mining and total coal reserves as of December 31, 1997 were 136 million, 384 million and 520 million tons, respectively. Such estimates represent economically recoverable and minable tonnage and include allowances for extraction and processing.

The increase in deep mining and total reserves over 1996 levels is primarily attributable to a reclassification of reserves to the proven and probable category following recent additional exploration, reserve and mine feasability studies.

Of the 520 million tons of proved and probable coal reserves as of year-end 1997, approximately 60% has a sulphur content of less than 1% (which is generally regarded in the industry as low sulphur coal) and approximately 40% has a sulphur content greater than 1%. Approximately 34% of total proven and probable reserves consist of metallurgical grade coal.

As of December 31, 1997, Coal operations controlled approximately 608 million tons of additional coal deposits in the eastern United States, which cannot be expected to be economically recovered without market improvement and/or the application of new technologies. Coal Operations also owns substantial quantities of low sulphur coal deposits in Sheridan County, Wyoming.

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

Mineral Ventures

Mineral Ventures' business is directed at locating and acquiring mineral assets, advanced stage projects and operating mines. Mineral Ventures continues to evaluate gold projects in North America and Australia. An exploration office operates from Reno, Nevada to coordinate Mineral Ventures' expanded exploration program in the Western United States. In 1997, Mineral Ventures expended approximately $4.1 million on all such programs.

The Stawell gold mine, located in the Australian state of Victoria, in which Mineral Ventures has a net equity interest of 67%, produced approximately 84,600 ounces of gold in 1997. Mineral Ventures estimates that on December 31, 1997, the Stawell gold mine had approximately 438,000 ounces of proven and probable gold reserves. In-mine and surface exploration at Stawell continue to generate positive results.

Production from the Silver Swan base metals property in Western Australia, in which Mineral Ventures has a 17% indirect interest, commenced mid-year 1997 as planned. As of December 31, 1997, proven and probable reserves in the primary deposit are estimated at 626,000 metric tons of ore grading 9.3% nickel, with minor cobalt, copper and arsenic values and are anticipated to increase as the primary ore zone remains open at depth. In addition, a satellite deposit known as Cygnet Disseminated, is estimated to contain a probable reserve of 1,052,000 metric tons of ore grading 2.2% nickel.


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

Based on data available to the Company and its environmental consultants, the Company estimates its portion of the cleanup costs, on an undiscounted basis, using existing technologies to be between $6.6 million and $11.9 million over a period of up to five years. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which the clean-up will be conducted. The clean-up estimates have been modified from prior years' in light of cost inflation and certain assumptions the Company is making with respect to the end use of the property. The estimate of costs and the timing of payments could change as a result of changes to the remediation plan required, changes in the technology available to treat the site, unforseen circumstances existing at the site and additional cost inflation.

The Company commenced insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. In August 1995, the District Court ruled on various Motions for Summary Judgment. In its decision, the Court found favorably for the Company on several matters relating to the comprehensive general liability policies but concluded that the pollution liability policies did not contain pollution coverage for the types of claims associated with the Tankport site. On appeal, the Third Circuit reversed the District Court and held that the insurers could not deny coverage for the reasons stated by the District Court, and the case was remanded to the District Court for trial. In the event the parties are unable to settle the dispute, the case is scheduled to be tried beginning September, 1998. Management and its outside legal counsel continue to believe, however, that recovery of a substantial portion of the cleanup costs ultimately will be probable of realization. Accordingly, based on estimates of potential liability, probable realization of insurance recoveries, related developments of New Jersey law and on the Third Circuit's decision, it is the Company's belief that the ultimate amount that it would be liable for is immaterial.


ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

Not applicable.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

Not applicable.


The Pittston Company and Subsidiaries
EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list as of March 15, 1998, of the names and ages of the executive and other officers of Pittston and the names and ages of certain officers of its subsidiaries, indicating the principal positions and offices held by each. There is no family relationship between any of the officers named.

Name                   Age   Positions and Offices Held                                          Held Since
-----------------------------------------------------------------------------------------------------------
Executive Officers:
Michael T. Dan         48    President, Chief Executive Officer and Director                         1998
James B. Hartough      50    Vice President--Corporate Finance and Treasurer                         1988
Frank T. Lennon        56    Vice President--Human Resources and Administration                      1985
Austin F. Reed         46    Vice President, General Counsel and Secretary                           1994
Gary R. Rogliano       46    Senior Vice President and Chief Financial Officer                       1997

Other Officers:
Amanda N. Aghdami      29    Controller                                                              1997
Jonathan M. Sturman    55    Vice President--Corporate Development                                   1995
Arthur E. Wheatley     55    Vice President and Director of Risk Management                          1988

Subsidiary Officers:
Michael T. Dan         48    President and Chief Executive Officer of Brink's, Incorporated          1993
                             President and Chief Executive Officer of Brink's Holding Company        1995
                             Chairman of BAX Global Inc.                                             1998
Karl K. Kindig         46    President and Chief Executive Officer of Pittston Coal Company          1995
Peter A. Michel        55    President and Chief Executive Officer of Brink's Home Security, Inc.    1988
============================================================================================================

Executive and other officers of Pittston are elected annually and serve at the pleasure of its Board of Directors.

Mr. Dan was elected President, Chief Executive Officer and Director of The Pittston Company on February 6, 1998. He also serves as the President and Chief Executive Officer of Brink's, Incorporated, a position he has held since July 1993 and as President and Chief Executive Officer of Brink's Holding Company, a position he has held since December 31, 1995. He also serves as Chairman of BAX Global Inc., a position he has held since February 1998. From August 1992 to July 1993 he served as President of North American operations of Brink's, Incorporated and as Executive Vice President of Brink's, Incorporated from 1985 to 1992.

Mr. Rogliano was elected to his present position on September 12, 1997. On March 8, 1996 he was elected as Senior Vice President. From 1991 to March 1996, he served as Vice President-Controllership and Taxes and from 1986 to 1991, he served as Vice President and Director of Taxes of Pittston.

Mr. Reed has served as Vice President and Secretary since September 1993 and was elected General Counsel in March 1994. Since 1989 he has served as General Counsel to BAX Global Inc. and from June 1989 through April 1995 he served as General Counsel to Brink's, Incorporated.

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

Ms. Aghdami was elected to her current position on November 7, 1997. She joined The Pittston Company in September 1996 as Manager of Financial Reporting. Prior to September 1996, she was an Audit Manager with Ernst & Young LLP.

Mr. Kindig was elected President and Chief Executive Officer of Pittston Coal Company on January 1, 1995. He served as Vice President Corporate Development of Pittston from October 1991 to January 15, 1995. From 1990 to 1991 he served as Vice President and General Counsel of Pittston Coal Management Company, and from 1986 to 1990 he served as Counsel to Coal Operations.

Mr. Michel was elected President and Chief Executive Officer of Brink's Home Security, Inc. in April 1988. From 1985 to 1987, he served as President and Chief Executive Officer of Penn Central Technical Security Company.


PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
--------------------------------------------------------------------------------

The Pittston Company and Subsidiaries
COMMON STOCK

================================================================================

                               Market Price            Declared
                            High           Low          Dividends
--------------------------------------------------------------------------------
1996
Pittston Brink's Group
1st Quarter (a)           $ 28.13         22.38         $ .025
2nd Quarter                 30.50         25.88           .025
3rd Quarter                 32.00         27.63           .025
4th Quarter                 32.75         23.13           .025

Pittston Burlington Group
1st Quarter (b)           $ 21.00         17.00         $  .06
2nd Quarter                 21.63         18.00            .06
3rd Quarter                 21.50         17.50            .06
4th Quarter                 20.50         17.88            .06

Pittston Minerals Group
1st Quarter               $ 15.88         12.88         $.1625
2nd Quarter                 15.75         12.38          .1625
3rd Quarter                 15.00         11.13          .1625
4th Quarter                 15.50         11.25          .1625
--------------------------------------------------------------------------------

1997
Pittston Brink's Group
1st Quarter               $ 29.75         25.25         $ .025
2nd Quarter                 32.88         25.38           .025
3rd Quarter                 41.94         29.63           .025
4th Quarter                 42.13         33.44           .025

Pittston Burlington Group
1st Quarter               $ 21.13         18.50         $  .06
2nd Quarter                 29.00         20.50            .06
3rd Quarter                 30.81         23.25            .06
4th Quarter                 31.00         24.31            .06

Pittston Minerals Group
1st Quarter               $ 16.88         12.88         $.1625
2nd Quarter                 14.63         11.00          .1625
3rd Quarter                 12.25         10.06          .1625
4th Quarter                 11.38          6.63          .1625
================================================================================

(a) First quarter market high and low prices for the Pittston Brink's Group represent prices commencing on the first business day following the Brink's Stock Proposal Transaction, as described in the Company's Proxy Statement dated December 15, 1995, resulting in the modification, effective January 19, 1996, of the capital structure of the Company to include an additional class of common stock (Brink's Stock Proposal) through March 31, 1996.

(b) First quarter market high and low prices for the Pittston Burlington Group represent prices commencing on the first date of when issued trading of Burlington Stock in conjunction with the Brink's Stock Proposal Transaction (January 3, 1996) through March 31, 1996.


During 1996 and 1997, Pittston Brink's Group Common Stock ("Brink's Stock"), Pittston Burlington Group Common Stock ("Burlington Stock") and Pittston Minerals Group Common Stock ("Minerals Stock") traded on the New York Stock Exchange under the ticker symbols "PZB", "PZX" and "PZM", respectively.

As of March 2, 1998, there were approximately 5,000 shareholders of record of Brink's Stock, approximately 4,500 shareholders of record of Burlington Stock and approximately 4,050 shareholders of record of Minerals Stock.


ITEM 6. SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

The Pittston Company and Subsidiaries
SELECTED FINANCIAL DATA

Five Years in Review
(In thousands, except per share amounts)                     1997       1996         1995         1994         1993
===================================================================================================================
Sales and Income:
Net sales and operating revenues                      $ 3,394,398  3,091,195    2,914,441    2,667,275    2,256,121
Net income (a)                                            110,198    104,154       97,972       26,897       14,146
-------------------------------------------------------------------------------------------------------------------
Financial Position:
Net property, plant and equipment                     $   647,642    540,851      486,168      445,834      369,821
Total assets                                            1,995,944    832,603    1,807,372    1,737,778    1,361,501
Long-term debt, less current maturities                   191,812    158,837      133,283      138,071       58,388
Shareholders' equity                                      685,618    606,707      521,979      447,815      353,512
-------------------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding (b), (c):
Pittston Brink's Group basic                               38,273     38,200       37,931       37,784       36,907
Pittston Brink's Group diluted                             38,791     38,682       38,367       38,192       37,115
Pittston Burlington Group basic                            19,448     19,223       18,966       18,892       18,454
Pittston Burlington Group diluted                          19,993     19,681       19,596       19,436       18,763
Pittston Minerals Group basic                               8,076      7,897        7,786        7,594        7,381
Pittston Minerals Group diluted                             8,102      9,884       10,001        7,594        7,381
-------------------------------------------------------------------------------------------------------------------
Common Shares Outstanding (b):
Pittston Brink's Group                                     41,130     41,296       41,574       41,595       41,429
Pittston Burlington Group                                  20,378     20,711       20,787       20,798       20,715
Pittston Minerals Group                                     8,406      8,406        8,406        8,390        8,281
-------------------------------------------------------------------------------------------------------------------
Per Pittston Brink's Group Common Share (b), (c):
Basic net income (a)                                  $      1.92       1.56         1.35         1.10          .86
Diluted net income (a)                                       1.90       1.54         1.33         1.09          .85
Cash dividends                                                .10        .10          .09          .09          .09
Book value (e)                                               9.91       8.21         6.81         5.70         4.66
-------------------------------------------------------------------------------------------------------------------
Per Pittston Burlington Group Common Share (b), (c):
Basic net income                                      $      1.66       1.76         1.73         2.03          .84
Diluted net income                                           1.62       1.72         1.68         1.97          .82
Cash dividends                                                .24        .24          .22          .22          .21
Book value (e)                                              16.59      15.70        14.30        12.74        10.81
-------------------------------------------------------------------------------------------------------------------
Per Pittston Minerals Group Common Share (b), (c):
Basic net income (loss) (d)                           $      0.09       1.14         1.45        (7.50)       (4.47)
Diluted net income (loss) (d)                                0.09       1.08         1.40        (7.50)       (4.47)
Cash dividends                                                .65        .65          .65          .65        .6204
Book value (e)                                              (8.94)     (8.38)       (9.46)      (10.74)       (3.31)
====================================================================================================================

(a) As of January 1, 1992, Brink's Home Security, Inc. ("BHS") elected to capitalize categories of costs not previously capitalized for home security installations to more accurately reflect subscriber installation costs. The effect of this change in accounting principle was to increase income before cumulative effect of accounting changes and net income of the Company and the Brink's Group by $3,213, or $.08 per basic and diluted share of Brink's Stock in 1997, $2,723 in 1996, $2,720 in 1995, $2,486 in 1994 and $2,435 in 1993. The net
income per basic and diluted share impact for 1993 through 1996 was $.07.

(b) All share and per share data presented reflects the completion of the Brink's Stock Proposal which occurred on January 18, 1996. For periods prior to the completion of the Brink's Stock Proposal, the number of shares of Pittston Brink's Group Common Stock ("Brink's Stock") are assumed to be the same as the total number of shares of The Pittston Company's (the "Company") previous Pittston Services Group Common Stock ("Services Stock") and the number of shares of Pittston Burlington Group Common Stock ("Burlington Stock") are assumed to equal one-half of the number of shares of the Company's previous Services Stock.

Shares outstanding at the end of the period include shares outstanding under the Company's Employee Benefits Trust. For the Pittston Brink's Group (the "Brink's Group"), such shares totaled 2,734 shares, 3,141 shares, 3,553 shares, 3,779 and 3,854 shares at December 31, 1997, 1996, 1995, 1994 and 1993, respectively. For the Pittston Burlington Group (the "Burlington Group"), such shares totaled 868 shares, 1,280 shares, 1,777 shares, 1,890 shares and 1,927 shares at December 31, 1997, 1996, 1995 , 1994 and 1993, respectively. For the Pittston Minerals Group (the "Minerals Group"), such shares totaled 232 shares, 424 shares, 594 shares, 723 shares and 770 shares at December 31, 1997, 1996, 1995, 1994 and 1993, respectively. Average shares outstanding do not include these shares.

The initial dividends on Brink's Stock and Burlington Stock were paid on March 1, 1996. Dividends paid by the Company on Services Stock have been attributed to the Brink's Group and the Burlington Group in relation to the initial dividends paid on the Brink's and Burlington Stocks.

(c) The net income per share amounts prior to 1997 have been restated, as required, to comply with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." For further discussion of net income per share and the impact of SFAS No. 128 see Notes to the Consolidated Financial Statements (Item 8).

(d) For the years ended December 31, 1994 and 1993, diluted net income per share is considered to be the same as basic since the effect of common stock equivalents and the assumed conversion of preferred stock was antidilutive. For the year ended December 31, 1997, the assumed conversion of preferred stock was antidilutive.

(e) Calculated based on the number of shares outstanding at the end of the period excluding shares outstanding under the Company's Employee Benefits Trust.


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

Five Years in Review

(In thousands, except per share amounts)                1997      1996      1995      1994      1993
====================================================================================================
Sales and Income:
Operating revenues                                $1,101,434   909,813   788,395   656,993   570,953
Net income (a)                                        73,622    59,695    51,093    41,489    31,650
----------------------------------------------------------------------------------------------------
Financial Position:
Net property, plant and equipment                 $  346,672   256,759   214,653   180,930   156,976
Total assets                                         692,330   551,665   484,726   426,887   377,923
Long-term debt, less current maturities               38,682     5,542     5,795     7,990    12,649
Shareholder's equity                                 380,480   313,378   258,805   215,531   175,219
----------------------------------------------------------------------------------------------------
Average Pittston Brink's Group Common
Shares Outstanding (b), (c):
Basic                                                 38,273    38,200    37,931    37,784    36,907
Diluted                                               38,791    38,682    38,367    38,192    37,115
----------------------------------------------------------------------------------------------------
Pittston Brink's Group Common Shares
 Outstanding (b)                                      41,130    41,296    41,574    41,595    41,429
----------------------------------------------------------------------------------------------------
Per Pittston Brink's Group Common Share  (b), (c):
Net income (a):
Basic                                               $   1.92      1.56      1.35      1.10       .86
Diluted                                                 1.90      1.54      1.33      1.09       .85
Cash dividends                                           .10       .10       .09       .09       .09
Book value (d)                                          9.91      8.21      6.81      5.70      4.66
====================================================================================================

(a) As of January 1, 1992, Brink's Home Security, Inc. ("BHS") elected to capitalize categories of costs not previously capitalized for home security installations to more accurately reflect subscriber installation costs. The effect of this change in accounting principle was to increase income before cumulative effect of accounting changes and net income of the Brink's Group by $3,213 or $.08 per basic and diluted share in 1997, $2,723 in 1996, $2,720 in
1995, $2,486 in 1994 and $2,435 in 1993. The net income per basic and diluted share impact for 1993 through 1996 was $.07.

(b) All share and per share data presented reflects the completion of the Brink's Stock Proposal which occurred on January 18, 1996. For periods prior to the completion of the Brink's Stock Proposal, the number of shares of Brink's Stock are assumed to be the same as the total number of shares of the Company's previous Services Stock. Shares outstanding at the end of the period include shares outstanding under the Company's Employee Benefits Trust of 2,734 shares, 3,141 shares, 3,553 shares, 3,779 and 3,854 shares at December 31, 1997, 1996,
1995, 1994 and 1993, respectively. Average shares outstanding do not include these shares. The initial dividends on Brink's Stock were paid on March 1, 1996. Dividends paid by the Company on Services Stock have been attributed to the Brink's Group in relation to the initial dividends paid on the Brink's and Burlington Stocks.

(c) The net income per share amounts prior to 1997 have been restated, as required, to comply with SFAS No. 128. For further discussion of net income per share and the impact of SFAS No. 128, see the Notes to Consolidated Financial Statements (Item 8).

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

Five Years in Review

(In thousands, except per share amounts)      1997        1996        1995        1994      1993
================================================================================================
Sales and Income:
Operating revenues                      $1,662,338   1,484,869   1,403,195   1,215,284   998,079
Net income                                  32,348      33,801      32,855      38,356    15,476
------------------------------------------------------------------------------------------------
Financial Position:
Net property, plant and equipment       $  128,632     113,283      72,171      44,442    31,100
Total assets                               701,443     635,398     572,077     521,516   432,236
Long-term debt, less current maturities     37,016      28,723      26,697      41,906    45,460
Shareholder's equity                       323,710     304,989     271,853     240,880   203,150
------------------------------------------------------------------------------------------------
Average Pittston Burlington Group
Common Shares Outstanding (a), (b):
Basic                                       19,448      19,223      18,966      18,892    18,454
Diluted                                     19,993      19,681      19,596      19,436    18,763
------------------------------------------------------------------------------------------------
Pittston Burlington Group Common
Shares Outstanding (a)                      20,378      20,711      20,787      20,798    20,715
------------------------------------------------------------------------------------------------
Per Pittston Burlington Group Common
Share  (a), (b):
Net income:
Basic                                     $   1.66        1.76        1.73        2.03       .84
Diluted                                       1.62        1.72        1.68        1.97       .82
Cash dividends                                 .24         .24         .22         .22       .21
Book value (c)                               16.59       15.70       14.30       12.74     10.81
================================================================================================

(a) All share and per share data presented reflects the completion of the Brink's Stock Proposal which occurred on January 18, 1996. For periods prior to the completion of the Brink's Stock Proposal, the number of shares of Burlington Stock are assumed to be equal to one-half of the number of shares of the Company's previous Services Stock. Shares outstanding at the end of the period include shares outstanding under the Company's Employee Benefits Trust of 868 shares, 1,280 shares, 1,777 shares , 1,890 shares and 1,927 shares at December 31, 1997, 1996, 1995,1994 and 1993, respectively. Average shares outstanding do not include these shares. The initial dividends of Burlington Stock were paid on March 1, 1996. Dividends paid by the Company on Services Stock have been attributed to the Burlington Group in relation to the initial dividends paid on the Burlington and Brink's Stocks.

(b) The net income per share amounts prior to 1997 have been restated, as required, to comply with SFAS No. 128. For further discussion of net income per share and the impact of SFAS No. 128, see the Notes to Consolidated Financial Statements (Item 8).

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

Five Years in Review

(In thousands, except per share amounts)             1997      1996      1995      1994       1993
==================================================================================================
Sales and Income (Loss):
Net sales                                        $630,626   696,513   722,851   794,998    687,089
Net income (loss)                                   4,228    10,658    14,024   (52,948)   (32,980)
--------------------------------------------------------------------------------------------------
Financial Position:
Net property, plant and equipment                $172,338   170,809   199,344   220,462    181,745
Total assets                                      654,182   706,981   798,609   867,512    606,247
Long-term debt, less current maturities           116,114   124,572   100,791    88,175        279
Shareholder's equity                              (18,572)  (11,660)   (8,679)   (8,596)   (24,857)
--------------------------------------------------------------------------------------------------
Average Pittston Minerals Group
Common Shares Outstanding (a), (d):
Basic                                               8,076     7,897     7,786     7,594      7,381
Diluted                                             8,102     9,884    10,001     7,594      7,381
--------------------------------------------------------------------------------------------------
Pittston Minerals Group Common
 Shares Outstanding (a)                             8,406     8,406     8,406     8,390      8,281
--------------------------------------------------------------------------------------------------
Per Pittston Minerals Group Common Share (a), (d):
Net income (loss) (b):
Basic                                             $  0.09      1.14      1.45     (7.50)     (4.47)
Diluted                                              0.09      1.08      1.40     (7.50)     (4.47)
Cash dividends                                        .65       .65       .65       .65      .6204
Book value (c)                                      (8.94)    (8.38)    (9.46)   (10.74)     (3.31)
==================================================================================================

(a) Shares outstanding at the end of the period include shares outstanding under the Company's Employee Benefits Trust of 232 shares, 424 shares, 594 shares, 723 shares and 770 shares at December 31, 1997, 1996, 1995 ,1994 and 1993, respectively. Average shares outstanding do not include these shares.

(b) For the years ended December 31, 1994 and 1993, diluted net income per share is considered to be the same as basic since the effect of common stock equivalents and the assumed conversion of preferred stock was antidilutive. For the year ended December 31, 1997, the assumed conversion of preferred stock was antidulitive.

(c) Calculated based on the number of shares outstanding at the end of the period excluding shares outstanding under the Company's Employee Benefits Trust.

(d) The net income per share amounts prior to 1997 have been restated, as required, to comply with SFAS No. 128. For further discussion of net income per share and the impact of SFAS No. 128, see the Notes to Consolidated Financial Statements (Item 8).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Pittston Company and Subsidiaries
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

                                                 Years Ended December 31
(In thousands)                              1997            1996            1995
--------------------------------------------------------------------------------
Net sales and operating revenues:
     Brink's                         $   921,851         754,011         659,459
     BHS                                 179,583         155,802         128,936
     BAX Global                        1,662,338       1,484,869       1,403,195
     Coal Operations                     612,907         677,393         706,251
     Mineral Ventures                     17,719          19,120          16,600
--------------------------------------------------------------------------------
Net sales and operating revenues     $ 3,394,398       3,091,195       2,914,441
================================================================================
Operating profit (loss):
     Brink's                         $    81,591          56,823          42,738
     BHS                                  52,844          44,872          39,506
     BAX Global                           63,264          64,604          58,723
     Coal Operations                      12,217          20,034          23,131
     Mineral Ventures                     (2,070)          1,619             207
--------------------------------------------------------------------------------
     Segment operating profit            207,846         187,952         164,305
     General corporate expense           (19,718)        (21,445)        (16,806)
--------------------------------------------------------------------------------
Operating profit                     $   188,128         166,507         147,499
================================================================================

The Pittston Company (the "Company") reported net income of $110.2 million in 1997 compared with net income of $104.2 million in 1996. Operating profit totaled $188.1 million in 1997, an increase of $21.6 million over the prior year. Operating profit and net income for 1996 included three significant items which impacted the Company's Pittston Coal Company ("Coal Operations"): a benefit from the settlement of the Evergreen case (discussed below) at an amount lower than previously accrued ($35.7 million or $23.2 million after-tax), a charge related to a new accounting standard regarding the impairment of long-lived assets ($29.9 million or $19.5 million after-tax) and the reversal of excess restructuring liabilities ($11.7 million or $7.6 million after-tax). Net income in 1997 benefited from increased operating profits at the Company's Brink's Home Security, Inc. ("BHS") and Brink's, Incorporated ("Brink's") businesses. These increases were partially offset by lower operating profits at the Company's BAX Global Inc. ("BAX Global"), Coal Operations and Pittston Mineral Ventures ("Mineral Ventures") businesses. Operating results in 1997 for Coal Operations benefited from a $3.1 million or $2.0 million after-tax reversal of excess restructuring liabilities.

Net income for the Company for 1996 was $104.2 million compared with $98.0 million for 1995. Operating profit totaled $166.5 million for 1996, compared with $147.5 million for 1995. Net income and operating profits for 1996 benefited from increased earnings at Brink's, BHS, BAX Global, and Mineral Ventures, partially offset by lower results at Coal Operations. Coal Operations 1996 operating profit and net income was also impacted by the aforementioned three significant items.

Brink's

The following is a table of selected financial data for Brink's on a comparative basis:

                                                  Years Ended December 31
(In thousands)                               1997           1996           1995
================================================================================
Operating revenues:
   North America (United States
          and Canada)                    $482,182        418,941        379,230
   Europe                                 146,464        128,848        124,151
     Latin America                        266,445        182,481        137,558
     Asia/Pacific                          26,760         23,741         18,520
--------------------------------------------------------------------------------
Total operating revenues                 $921,851        754,011        659,459
================================================================================
Operating expenses                        725,693        605,851        533,109
Selling, general and administrative       116,378         93,770         84,507
--------------------------------------------------------------------------------
Total costs and expenses                  842,071        699,621        617,616
--------------------------------------------------------------------------------
Other operating income, net                 1,811          2,433            895
--------------------------------------------------------------------------------
Operating profit:
   North America (United States
          and Canada)                    $40,612          34,387         29,159
   Europe                                 10,039           4,734          5,491
   Latin America                          28,711          15,243          6,246
   Asia/Pacific                            2,229           2,459          1,842
--------------------------------------------------------------------------------
Total operating profit                   $81,591          56,823         42,738
================================================================================
Depreciation and amortization            $30,758          24,293         21,844
================================================================================
Cash capital expenditures                $45,234          32,149         22,415
================================================================================

Brink's worldwide consolidated revenues totaled $921.9 million in 1997 compared to $754.0 million in 1996, a 22% increase. Brink's 1997 operating profit of $81.6 million represented a 44% increase over the $56.8 million of operating profit reported in 1996. Total costs and expenses in 1997 increased by $142.5 million (20%).


Revenues from North American operations increased $63.3 million (15%), to $482.2 million in 1997 from $418.9 million in 1996. North American operating profit increased $6.2 million (18%) to $40.6 million in the current year from $34.4 million in 1996. The revenue and operating profit improvement for 1997 primarily resulted from improved armored car operations, which includes ATM services, and from improved money processing operations.

Revenues and operating profit from European operations in 1997 amounted to $146.5 million and $10.0 million, respectively. These amounts represented increases of $17.6 million (14%) and $5.3 million (112%) from 1996. The improvement in revenues and operating profit in 1997 was due to stronger results in most European countries, partially offset by lower results from the 38% owned affiliate in France. In January 1998, Brink's purchased nearly all the remaining shares of this affiliate for payments over three years aggregating approximately U.S. $39 million. The initial payment made at closing of U.S. $8.8 million was funded through the revolving credit portion of the Company's credit agreement with a syndicate of banks.

In Latin America, revenues and operating profit increased 46% to $266.4 million and 88% to $28.7 million, respectively, from 1996 to 1997. These increases were primarily due to the consolidation of the results of Brink's Venezuelan subsidiary, Custodia y Traslado de Valores, C.A. ("Custravalca"), where Brink's increased its ownership from 15% to 61% in January 1997. However, non-operating expenses, including net interest and minority interest expense net of foreign translation gains associated with the acquisition, offset more than half of the operating profit generated by Custravalca.

Revenues and operating profits from Asia/Pacific operations in 1997 were $26.8 million and $2.2 million, respectively, compared to $23.7 million and $2.5 million, respectively, in 1996.

Brink's 1996 consolidated operating profit of $56.8 million amounted to a $14.1 million (33%) increase over the $42.7 million operating profit recorded in 1995. Revenues increased by $94.6 million to $754.0 million, 14% higher than the 1995 level. Total costs and expenses in 1996 increased by $82.0 million (13%).

Revenues from North American operations totaled $418.9 million in 1996, $39.7 million (10%) higher than the 1995 level. North American operating profit amounted to $34.4 million, an increase of $5.2 million (18%) compared to the $29.2 million recorded in 1995. The favorable change in operating profit was largely attributable to improved results generated by the armored car business, which includes ATM services, as well as higher earnings from money processing operations.

Revenues and operating profits from European operations were $128.8 million and $4.7 million, respectively, in 1996. These amounts represented an increase of $4.7 million (4%) and a decrease of $0.8 million (14%) from 1995. The decrease in operating profits in 1996 was due to poor results in a few countries, including Brink's then 38% owned affiliate in France.

In Latin America, revenues and operating profit increased $44.9 million (33%) to $182.5 million and $9.0 million (144%) to $15.2 million, respectively, during 1996. These increases principally reflect the consolidation of Colombian operations as a result of Brink's acquiring a majority ownership of that company in the third quarter of 1995.

Revenues and operating profits from Asia/Pacific operations in 1996 were $23.7 million and $2.5 million, respectively, compared to $18.5 million and $1.8 million, respectively, in 1995.

BHS

The following is a table of selected financial data for BHS on a comparative basis:

                                                   Years Ended December 31
(Dollars in thousands)                        1997          1996          1995
==============================================================================
Operating revenues                        $179,583       155,802       128,936

Operating expenses                          89,312        81,324        66,575
Selling, general and administrative         37,427        29,606        22,855
------------------------------------------------------------------------------
Total costs and expenses                   126,739       110,930        89,430
------------------------------------------------------------------------------
Operating profit                          $ 52,844        44,872        39,506
==============================================================================
Depreciation and amortization             $ 30,344        30,115        22,408
==============================================================================
Cash capital expenditures                 $ 70,927        61,522        47,256
==============================================================================
Annualized recurring revenues (a)         $154,718       128,106       107,707
==============================================================================
Number of subscribers:
     Beginning of period                   446,505       378,659       318,029
     Installations                         105,630        98,541        82,643
     Disconnects, net (b)                  (40,603)      (30,695)      (22,013)
------------------------------------------------------------------------------
End of period                              511,532       446,505       378,659
==============================================================================

(a) Annualized recurring revenues are calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for monitoring, maintenance and related services.

(b) Includes 4,281 of special limited service contracts for a large homeowners' association that were discontinued as of December 31, 1997.


Revenues for BHS increased by $23.8 million (15%) to $179.6 million in 1997 from $155.8 million in 1996. The increase in revenues was predominantly the result of higher ongoing monitoring and service revenues caused by a 15% growth of the subscriber base for the year, combined with higher average monitoring fees. As a result of such growth, annualized recurring revenues at the end of 1997 grew 21% over the amount in effect at the end of 1996. The increase in monitoring and service revenues was offset, in part, by a slight decrease in total installation revenue. While the number of new security system installations has increased in 1997, the revenue per installation has decreased due to continuing aggressive installation pricing and marketing by competitors.

Operating profit of $52.8 million in 1997 represents an increase of $7.9 million (18%) compared to the $44.9 million earned in 1996. Included in this increase is a $8.9 million reduction in depreciation expense resulting from a change in estimate (discussed below). Operating profit was favorably impacted by the monitoring and servicing revenue increases mentioned above, partially offset by increased account servicing and administrative expenses which were a consequence of the larger subscriber base. In addition, operating profit was negatively impacted by a $6.7 million increase in net installation and marketing costs incurred and expensed. While these costs to obtain subscribers increased during 1997, the cash margins per subscriber generated from recurring revenues showed improvement from those of 1996.

Revenues for BHS increased by $26.9 million (21%) to $155.8 million in 1996 from $128.9 million in 1995. The increase in revenues was primarily from ongoing monitoring and recurring revenues caused by the 18% growth in the subscriber base. As a result of such growth, annualized recurring revenues at the end of 1996 grew 19% over the amount in effect at the end of 1995. Total installation revenue in 1996 grew 15% over the 1995 amount due to the increased volume of installations partially offset by a reduction in revenue per installation. Revenue per installation decreased due to the competitive connection fee pricing in the marketplace.

Operating profit of $44.9 million for 1996 represented an increase of $5.4 million (14%) compared to the $39.5 million earned in 1995. The increase in operating profit largely stemmed from the growth in the subscriber base and higher average monitoring and service revenues, somewhat offset by higher depreciation and increased account servicing and administrative expenses, which were also a consequence of the larger subscriber base. In addition, installation and marketing costs incurred and expensed during the year increased by $1.0 million from the prior year. Cash margins per subscriber generated from recurring revenues remained consistent between 1995 and 1996.

It is BHS' policy to depreciate capitalized subscriber installation expenditures over the estimated life of the security system based on subscriber retention percentages. BHS initially developed its annual depreciation rate based on information about subscriber retention which was available at the time. However, accumulated historical data about actual subscriber retention has indicated that approximately 50% of subscribers are still active after a period of ten years. Therefore, in order to reflect the higher demonstrated retention of subscribers, and to more accurately match depreciation expense with monthly recurring revenue generated from active subscribers, beginning in the first quarter of 1997, BHS prospectively adjusted its annual depreciation rate from 10 to 15 years for capitalized subscriber installation costs. BHS will continue its practice of charging the remaining net book value of all capitalized subscriber installation expenditures to depreciation expense as soon as a system is identified for disconnection. This change in estimate reduced depreciation expense for capitalized installation costs in 1997 by $8.9 million.

As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations to more accurately reflect subscriber installation costs included as capitalized installation costs, which added $4.9 million to operating profit in 1997 and $4.5 million in both 1996 and 1995. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel (in the amount of $
2.6 million in 1997, $2.5 million in 1996 and $2.7 million in 1995) and costs incurred in maintaining facilities and vehicles dedicated to the installation process (in the amount of $2.3 million in 1997, $2.0 million in 1996 and $1.8 million in 1995). The increase in the amount capitalized, while adding to current period profitability comparisons, defers recognition of expenses over the estimated useful life of the installation. The additional subscriber installation costs which are currently capitalized were expensed in prior years for subscribers in those years. Because capitalized subscriber installation costs for periods prior to January 1, 1992, were not adjusted for the change in accounting principle, installation costs for subscribers in those years will continue to be depreciated based on the lesser amounts capitalized in those periods. Consequently, depreciation of capitalized subscriber installation costs in the current year and until such capitalized costs prior to January 1, 1992, are fully depreciated will be less than if such prior periods' capitalized costs had been adjusted for the change in accounting. However, management believes the effect on net income in 1997, 1996, and 1995 was immaterial. While the amounts of the costs incurred which are capitalized vary based on current market and operating conditions, the types of such costs which are currently capitalized will not change. The change in the amount capitalized has no additional effect on current or future cash flows or liquidity.


BAX Global Inc.

The following is a table of selected financial data for BAX Global on a comparative basis:

(Dollars in thousands - except per                   Years Ended December 31
pound/shipment amounts)                           1997        1996        1995
===============================================================================
Operating revenues:
     Intra-U.S.:
     Expedited freight services             $  620,839     547,647     528,174
     Other                                       7,579       6,906       6,917
-------------------------------------------------------------------------------
Total Intra-U.S.                               628,418     554,553     535,091
International:
     Expedited freight services                784,730     713,834     698,624
     Customs clearances                        124,145     120,438     103,509
     Ocean and other                           125,045      96,044      65,971
-------------------------------------------------------------------------------
Total International                          1,033,920     930,316     868,104
-------------------------------------------------------------------------------
Total operating revenues                     1,662,338   1,484,869   1,403,195

Operating expenses                           1,455,336   1,301,974   1,234,095
Selling, general and administrative            146,245     119,821     113,210
-------------------------------------------------------------------------------
Total costs and expenses                     1,601,581   1,421,795   1,347,305
-------------------------------------------------------------------------------
Other operating income, net                      2,507       1,530       2,833
-------------------------------------------------------------------------------
Operating profit:
     Intra-U.S.                                 36,858      36,143      30,416
     International                              38,906      28,461      28,307
     Other(a)                                  (12,500)         --          --
-------------------------------------------------------------------------------
Total operating profit                     $    63,264      64,604      58,723
===============================================================================
Depreciation and amortization              $    29,667      23,254      19,856
===============================================================================
Cash capital expenditures                  $    30,955      59,238      32,288
===============================================================================
Expedited freight services shipment
     growth rate (b)                              12.0%        1.3%        6.2%
Expedited freight services weight
     growth rate (b):
     Intra-U.S.                                    8.7%        3.3%       (3.8%)
     International                                 9.0%        2.5%       29.1%
     Worldwide                                     8.9%        2.9%       11.3%
Expedited freight services weight
     (million pounds)                          1,556.6     1,430.0     1,390.2
===============================================================================
Expedited freight services shipments
     (thousands)                                 5,798       5,179       5,112
===============================================================================
Expedited freight services average:
     Yield (revenue per pound)              $    0.903       0.882       0.882
     Revenue per shipment                   $      242         244         240
     Weight per shipment (pounds)                  268         276         272
===============================================================================

(a) Consulting expenses related to the redesign of BAX Global's business processes and information systems architecture of which $4.75 million and $7.75 million were attributed to Intra-U.S. and International operations, respectively. These expenses are included in selling, general and administrative expenses.

(b) Compared to the same period in the prior year.

BAX Global's operating profit, including the $12.5 million charge, amounted to $63.3 million in 1997, a decrease of $1.3 million (2%) from the level achieved in 1996. Worldwide revenues increased by 12% to $1.7 billion from $1.5 billion in 1996. The $177.5 million growth in revenues reflects a 9% increase in worldwide expedited freight services pounds shipped, which reached 1,556.6 million pounds in 1997, combined with a 2% increase in yield on this volume. In addition, non-expedited freight services revenues increased $33.4 million (15%) during 1997 as compared to 1996. Worldwide expenses in 1997 which include the $12.5 million charge, amounted to $1.6 billion, $179.8 million (13%) higher than 1996.

In 1997, BAX Global's intra-U.S. revenues increased from $554.6 million to $628.4 million. This $73.8 million (13%) increase was primarily due to an increase of $73.2 million in intra-U.S. expedited freight services revenues. The higher level of expedited freight services revenue in 1997 resulted from a 9% increase in weight shipped coupled with a 4% increase in the average yield. The increase in average yield was the combination of higher average pricing (both overnight and second day freight). The higher average pricing was due, in large part, to the effects of the UPS Strike and to an intra-U.S. shipment surcharge which was initiated in September 1996 to offset various cost increases. In addition, the average revenue per shipment and the average weight per shipment decreased as a result of the UPS Strike since, the additional volume, on average, consisted of a large number of smaller shipments. Excluding the estimated effects of the UPS Strike, both of these averages increased over 1996. Intra-U.S. operating profit during 1997, excluding any impact of the aforementioned $12.5 million charge, increased $0.7 million from the $36.1 million recorded in 1996. Intra-U.S. operating profit in 1996 benefited from the reduction in Federal excise tax liabilities while 1997 was favorably impacted by the UPS Strike. However, the estimated $2.6 million operating profit benefit from the UPS Strike was more than offset by higher transportation expenses associated with additional capacity designed to improve on-time customer service and to meet the rising demand in some of BAX Global's high growth markets.

International revenues in 1997 increased $103.6 million (11%) to $1,033.9 million from the $930.3 million recorded in 1996. International expedited freight services revenue increased $70.9 million (10%) due to a 9% increase in weight shipped combined with a 1% increase in the average yield. The increase in the average yield on international expedited freight is primarily due to the fuel surcharge implemented by BAX Global in March 1997 in reaction to a corresponding surcharge implemented by its third party transportation providers. International non-expedited freight services revenue increased $32.7 million (15%) in 1997 as compared to 1996. The higher revenues relate to increases in international logistics management services, primarily the result of the Cleton acquisition (discussed below), and the continued expansion of ocean freight services. International operating profit


                                       23
in 1997, excluding any impact of the aforementioned $12.5 million charge, increased $10.4 million (37%) from the $28.5 million recorded in 1996. Operating profit during 1997 benefited from the increased revenues combined with improved margins on U.S. exports.

Operating results for the first quarter of 1998 are expected to be below those of the comparable 1997 quarter. While volume to date in the 1998 quarter has increased from that of the comparable 1997 period, transportation expenses are continuing at higher levels over those in the comparable 1997 period. These results for the first quarter are being impacted by a combination of factors including service disruptions resulting from weather delays, equipment problems, incremental information technology expenditures, including Year 2000 and a softened export market due, in part, to the financial situation in Asia.

BAX Global operating profit in 1996 amounted to $64.6 million, an increase of $5.9 million (10%) from the $58.7 million reported in 1995. Worldwide revenues in 1996 increased 6% to $1.5 billion from $1.4 billion in 1995. The $81.7 million growth in revenues principally reflects a 3% increase in worldwide expedited freight services pounds shipped, which reached 1,430.0 million pounds in 1996. In addition, non-expedited freight services revenues increased $47.0 million (27%) during 1996 as compared to 1995. Worldwide expenses in 1996 amounted to $1.4 billion, $74.5 million (6%) higher than 1995.

In 1996, BAX Global's intra-U.S. revenues increased from $535.1 million to $554.6 million. This $19.5 million (4%) increase was due to a corresponding increase of $19.5 million in intra-U.S. expedited freight services revenues. The higher level of expedited freight services revenue in 1996 primarily resulted from a 3% increase in weight shipped. The average yield on this volume remained essentially unchanged in 1996 as compared to 1995 due to lower average pricing and sales mix for BAX Global's overnight service, offset by the initiation of a surcharge in September 1996 on all domestic shipments. Intra-U.S. operating profit in 1996 increased 19% from $30.4 million in 1995 to $36.1 million in 1996. The increase in operating profit reflects higher volume and lower average transportation costs (primarily the benefit of reduced Federal excise tax liabilities prior to re-instatement of such tax in August 1996), partially offset by higher fuel costs.

International revenues in 1996 increased $62.2 million (7%) to $930.3 million from the $868.1 million recorded in 1995. International expedited freight services revenues increased $15.2 million (2%) due to a 3% increase in weight shipped, offset partially by a slightly lower average yield. In addition, international non-expedited freight services revenue increased $47.0 million (28%) in 1996 as compared to 1995. The increase is primarily due to an increase in customs clearance and an expansion of ocean freight services. International operating profit in 1996 amounted to $28.5 million essentially unchanged from the $28.3 million recorded in 1995. Operating profit during 1996, primarily reflects improved operating margins on U.S. exports and ocean freight services. However, these improvements were offset, in large part, by added costs related to the expansion of ocean and logistics operations and further investments to strengthen BAX Global's worldwide network including quality improvements in global systems, facilities and acquisitions.

In June 1997, BAX Global completed its acquisition of Cleton & Co. ("Cleton"), a leading logistics provider in the Netherlands. BAX Global acquired Cleton for the equivalent of U.S. $10.7 million, and the initial assumption of the equivalent of U.S. $10.0 million of debt of which approximately U.S. $6.0 million was outstanding at December 31, 1997. Additional contingent payments ranging from the current equivalent of U.S. $0 to U.S. $18.0 million will be paid over the next three years based on certain performance criteria of Cleton.

In February 1998, BAX Global signed an agreement to acquire, subject to regulatory and judicial approvals and other conditions to closing, the privately held Air Transport International LLC ("ATI") for a purchase price approximating $25-28 million, subject to possible adjustments. ATI is a U.S.-based freight and passenger airline which operates a certificated fleet of DC-8 aircraft providing services to BAX Global and other customers. The ATI acquisition is part of BAX Global's strategy to improve the quality of its service offerings for its customers by increasing its control over flight operations. As a result of this agreement, BAX Global is suspending its efforts to start up its own certificated airline carrier operations.

During 1997, BAX Global began a BAX Process Innovation ("BPI") Program which was comprised of an extensive review of all aspects of the company's operations. Senior management from around the world, working with a major consulting firm, reviewed all areas of the business including sales, operations, finance, logistics and information technology. BPI detailed improvements in its worldwide business through development of information systems that are intended to enhance productivity and improve the company's competitive position.

In 1998, BAX Global initiated a commitment for BPI of approximately $50 million over the next six to nine months. As more details of this plan are being developed, BPI will be integrated with BAX Global's continuous improvement program. BAX Global now anticipates spending approximately $120 million (including the aforementioned $50 million) on information


                                       24
technology systems during 1998 and 1999 which will include substantial improvements to its information systems, annual recurring capital costs and spending for Year 2000 compliance issues. These expenditures are expected to occur equally between the two years, with approximately one-third expected to be expensed as incurred while the remainder will be capitalized.

Coal Operations

The following is a table of selected financial data for Coal Operations on a comparative basis:

                                                     Years Ended December 31
(In thousands)                                     1997       1996        1995
===============================================================================
Net sales                                     $ 612,907    677,393     706,251

Cost of sales                                   594,688    693,505     683,621
Selling, general and administrative              19,457     24,261      22,415
Restructuring and other credits,
     including litigation accrual                (3,104)   (47,299)         --
-------------------------------------------------------------------------------
Total costs and expenses                        611,041    670,467     706,036
-------------------------------------------------------------------------------
Other operating income, net                      10,351     13,108      22,916
-------------------------------------------------------------------------------
Operating profit                              $  12,217     20,034      23,131
===============================================================================
Coal sales (tons):
     Metallurgical                                7,655      8,124       8,607
     Utility and industrial                      12,813     14,847      15,789
-------------------------------------------------------------------------------
Total coal sales                                 20,468     22,971      24,396
===============================================================================

Production/purchased (tons):
     Deep                                         4,975      3,930       3,982
     Surface                                     10,238     11,151      12,934
     Contract                                     1,433      1,621       1,941
-------------------------------------------------------------------------------
                                                 16,646     16,702      18,857
Purchased                                         4,075      5,762       6,047
-------------------------------------------------------------------------------
Total                                            20,721     22,464      24,904
===============================================================================

Coal Operations generated an operating profit of $12.2 million in 1997, compared to $20.0 million reported in 1996 and $23.1 million reported in 1995. Operating results in 1997 included a benefit of $3.1 million from the reversal of excess restructuring liabilities. Operating results in 1996 included a benefit of $35.7 million from the settlement of the Evergreen case at an amount lower than previously accrued in 1993 and a benefit from excess restructuring liabilities of $11.7 million. These 1996 benefits were offset, in part, by a $29.9 million charge related to the adoption of a new accounting standard regarding the impairment of long-lived assets. The charge is included in cost of sales ($26.3 million) and selling, general and administrative expenses ($3.6 million). All three of these items are discussed in greater detail below. In addition, operating profit in 1996 was also impacted by a $3.0 million benefit from a litigation settlement offset by a decrease in other operating income of $9.8 million, primarily due to decreases in gains from the sale of coal assets which generated $11.9 million in 1995.

Coal Operations' operating profit, excluding restructuring credits, the effects of the Evergreen Settlement and the adoption of SFAS No. 121, is analyzed as follows:

                                                       Years Ended December 31
(In thousands)                                      1997        1996        1995
================================================================================
Net coal sales (a)                              $604,140     670,121     702,864
Current production cost of coal sold (a)         558,658     634,754     648,383
--------------------------------------------------------------------------------
Coal margin                                       45,482      35,367      54,481
Non-coal margin                                    2,465       2,177         749
Other operating income, net                       10,351      13,108      22,916
--------------------------------------------------------------------------------
Margin and other income                           58,298      50,652      78,146
--------------------------------------------------------------------------------
Other costs and expenses:
     Idle equipment and closed mines               2,309       1,044       9,980
     Inactive employee cost                       27,419      26,300      22,620
     Selling, general and administrative          19,457      20,625      22,415
--------------------------------------------------------------------------------
Total other costs and expenses                    49,185      47,969      55,015
--------------------------------------------------------------------------------
Operating profit (before restructuring
     and other credits) (b)                     $  9,113       2,683      23,131
================================================================================
Coal margin per ton:
     Realization                                $  29.52       29.17       28.81
     Current production costs                      27.29       27.63       26.58
--------------------------------------------------------------------------------
Coal margin                                     $   2.23        1.54        2.23
================================================================================

(a) Excludes non-coal components

(b) Restructuring and other credits in 1997 consist of a benefit from excess restructuring liabilities of $3,104. Restructuring and other credits in 1996 consist of an impairment loss related to the adoption of SFAS No. 121 of $29,948 ($26,312 in cost of sales and $3,636 in selling, general and administrative expenses), a gain from the settlement of the Evergreen case of $35,650 at an amount lower than previously accrued and a benefit from excess restructuring liabilities of $11,649. Both the gain from the Evergreen case and the benefit from excess restructuring liabilities are included in Coal Operations' operating profit as "Restructuring and other credits, including litigation accrual".

Sales volume of 20.5 million tons in 1997 was 2.5 million tons less than the
23.0 million tons sold in 1996. Compared to 1996, steam coal sales in 1997 decreased by 2.0 million tons (14%), to 12.8 million tons and metallurgical coal sales declined by 0.5 million tons (6%), to 7.7 million tons. The steam sales reduction was due to the expiration of certain long-term contracts coupled with reduced spot sales. Steam coal sales represented 63% of total volume in 1997 and 65% in 1996.


For 1997, coal margin was $45.5 million, an increase of $10.1 million over 1996. Coal margin per ton increased to $2.23 per ton in 1997 from $1.54 per ton for 1996, due to a combination of a $0.35 per ton increase in realization and a $0.34 per ton decrease in the current production cost of coal sold. The increase in average realization per ton was due to an increase in steam realization as the majority of steam coal production is sold under long-term contracts containing price escalation provisions. This increase was partially offset by a decrease in the metallurgical coal realization due to lower average price settlements with metallurgical customers for the contract year which began on April 1, 1997. Expectations are that 1998 realizations on metallurgical coal sales will not significantly vary from 1997 levels.

The current production cost of coal sold for 1997 was $27.29 per ton as compared with $27.63 per ton for 1996. Production costs in 1997 were favorably impacted by lower surface mine costs per ton partially offset by higher per ton deep mine costs. In addition, 1997 production costs benefited from decreases in employee benefit and reclamation liabilities. Production for 1997 totaled 16.6 million tons, consistent with 1996 production of 16.7 million tons. Surface production accounted for 63% and 68% of the total volume in 1997 and 1996, respectively. Productivity of 37.6 tons per man day in 1997 was equal to that of 1996.

Non-coal margin was $2.5 million for 1997, an increase of $0.3 million, which largely reflects the impact of changes in natural gas prices over 1996. Other operating income was $10.4 million for 1997, a decrease of $2.8 million from 1996. Included in 1996 was a one-time benefit of $3.0 million from a litigation settlement.

Idle equipment and closed mine costs increased by $1.3 million in 1997 versus 1996. Inactive employee costs, which primarily represent long-term employee liabilities for pension and retiree medical costs were higher in 1997 as compared to 1996, increasing by $1.1 million. Selling, general and administrative expenses declined by $1.2 million (6%) in 1997 as compared to 1996 as a result of Coal Operations cost control efforts.

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

The increase in the current production cost per ton of coal sold for 1996 was due to higher company surface mine and purchased coal costs which were only partially offset by lower company deep mine and contract coal costs as well as a state tax credit for coal produced in Virginia. Current production costs in 1996 were also negatively impacted by higher fuel prices and increases in employee benefits, reclamation and environmental liabilities. Production for 1996 totaled
16.7 million tons, a decrease of 11% from 1995, principally reflecting reductions in production due to mine sales and closures in 1995. Surface mine production accounted for 68% and 70% of the total production volume in 1996 and 1995, respectively. Productivity of 37.6 tons per man day represented a slight increase from 1995.

Non-coal margin for 1996 increased by $1.4 million from 1995, reflecting higher gas prices. Other operating income, including sales of properties and equipment and third party royalties, amounted to $13.1 million in 1996, $9.8 million less than 1995. The higher level of income recorded in 1995 reflected gains of $11.9 million from the sale of coal assets.

Idle equipment and closed mine costs decreased by $8.9 million in 1996. Idle equipment expenses were reduced from the prior period level as a result of Coal Operations' improved equipment management program. Additionally, costs for 1995 were adversely impacted by the idling of two surface mines. Inactive employee costs, which primarily represent long-term employee liabilities for pension and retiree medical cost, increased by $3.7 million to $26.3 million in 1996. The unfavorable variance was due to the use of lower long-term interest rates to calculate the present value of the long-term liabilities in 1996. In addition, inactive employee costs in 1995 include a benefit of $2.5 million from a favorable litigation decision. Selling, general and administrative expenses continued to decline in 1996 as a result of cost control efforts implemented in 1995. These costs decreased $1.8 million (8%) in 1996 over the 1995 year.


At December 31, 1997, Coal Operations had a liability of $30.8 million for various restructuring costs which was recorded as restructuring and other charges in the Statement of Operations in years prior to 1995. Although coal production has ceased at the mines remaining in the accrual, Coal Operations will incur reclamation and environmental costs for several years to bring these properties into compliance with federal and state environmental laws. However, management believes that the reserve, as adjusted, at December 31, 1997, should be sufficient to provide for these future costs. Management does not anticipate material additional future charges to operating earnings for these facilities, although continual cash funding will be required over the next several years.

The initiation, in 1996, of a state tax credit for coal produced in Virginia, along with favorable labor negotiations and improved metallurgical market conditions for medium volatile coal, led management to continue operating an underground mine and a related coal preparation and loading facility previously included in the restructuring reserve. As a result of these decisions and favorable workers' compensation claim developments, Coal Operations reversed $3.1 million and $11.7 million of the reserve in 1997 and 1996, respectively. The 1996 reversal included $4.8 million related to estimated mine and plant closures, primarily reclamation, and $6.9 million in employee severance and other benefit costs. The entire 1997 reversal related to workers' compensation claim reserves.

The following table analyzes the changes in liabilities during the last three years for facility closure costs recorded as restructuring and other charges:

                                                             Employee
                                                   Mine   Termination,
                                       Leased       and       Medical
                                    Machinery     Plant           and
                                          and   Closure     Severance
(In thousands)                      Equipment     Costs         Costs     Total
===============================================================================
Balance December 31, 1994              $3,787    38,256        43,372    85,415
Payments (a)                            1,993     7,765         7,295    17,053
Other reductions (c)                      576     1,508                   2,084
-------------------------------------------------------------------------------
Balance December 31, 1995               1,218    28,983        36,077    66,278
Reversals                                         4,778         6,871    11,649
Payments (b)                              842     5,499         3,921    10,262
Other reductions (c)                       --     6,267            --     6,267
-------------------------------------------------------------------------------
Balance December 31, 1996                 376    12,439        25,285    38,100
Reversals                                                       3,104     3,104
Payments (d)                              376     1,764         2,010     4,150
Other                                               468          (468)       --
-------------------------------------------------------------------------------
Balance December 31, 1997              $   --    11,143        19,703    30,846
===============================================================================

(a) Of the total payments made in 1995, $6,424 was for liabilities recorded in years prior to 1993, $2,486 was for liabilities recorded in 1993 and $8,143 was for liabilities recorded in 1994.

(b) Of the total payments made in 1996, $5,119 was for liabilities recorded in years prior to 1993, $485 was for liabilities recorded in 1993 and $4,658 was for liabilities recorded in 1994.

(c) These amounts represent the assumption of liabilities by third parties as a result of sales transactions.

(d) Of the total payments made in 1997, $3,053 was for liabilities recorded in years prior to 1993, $125 was for liabilities recorded in 1993 and $972 was for liabilities recorded in 1994.

During the next twelve months, expected cash funding of these charges will be approximately $4 to $6 million. The liability for mine and plant closure costs is expected to be satisfied over the next nine years, of which approximately 40% is expected to be paid over the next two years. The liability for workers' compensation is estimated to be 42% settled over the next four years with the balance paid during the following five to nine years.

In October 1992, the Coal Industry Retiree Health Benefit Act of 1992 (the "Health Benefit Act") was enacted as part of the Energy Policy Act of 1992. The Health Benefit Act established rules for the payment of future health care benefits for thousands of retired union mine workers and their dependents. The Health Benefit Act established a trust fund to which "signatory operators" and "related persons", including the Company and certain of its subsidiaries (the "Pittston Companies"), are jointly and severally liable for annual premiums for assigned beneficiaries, together with a pro rata share for certain beneficiaries who never worked for such employers ("unassigned beneficiaries"), in amounts determined on the basis set forth in the Health Benefit Act. For 1997, 1996 and 1995, these amounts, on a pretax basis, were approximately $9.3 million, $10.4 million and $10.8 million, respectively. The Company believes that the annual cash funding under the Health Benefit Act for the Pittston Companies' assigned beneficiaries will continue at approximately $9 million per year for the next several years and should begin to decline thereafter as the number of such assigned beneficiaries decreases.

Based on the number of beneficiaries actually assigned by the Social Security Administration, the Company estimates the aggregate pretax liability relating to the Pittston Companies' assigned beneficiaries remaining at December 31, 1997 at approximately $200 million, which when discounted at 7.5% provides a present value estimate of approximately $90 million.

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


In 1988, the trustees of the 1950 Benefit Trust Fund and the 1974 Pension Benefit Trust Funds (the "Trust Funds") established under collective bargaining agreements with the UMWA brought an action (the "Evergreen Case") against the Company and a number of its coal subsidiaries in the United States District Court for the District of Columbia, claiming that the defendants are obligated to contribute to such Trust Funds in accordance with the provisions of the 1988 and subsequent National Bituminous Coal Wage Agreements, to which neither the Company nor any of its subsidiaries is a signatory. In 1993, the Minerals Group recognized in its financial statements the potential liability that might have resulted from an ultimate adverse judgment in the Evergreen Case.

In late March 1996, a settlement was reached in the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows: approximately $25.8 million upon dismissal of the Evergreen Case and the remainder of $24.0 million in installments of $7.0 million in 1996 and $8.5 million in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Company. The second and third payments were paid according to schedule, and were funded through cash provided by operating activities. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan.

As a result of the settlement of the Evergreen Case at an amount lower than those previously accrued, the Minerals Group recorded a benefit of approximately $35.7 million ($23.2 million after-tax) in the first quarter of 1996 in its financial statements.

In 1996, the Minerals Group adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires companies to review assets for impairment whenever circumstances indicate that the carrying amount for an asset may not be recoverable. SFAS No. 121 resulted in a pre-tax charge to 1996 earnings for Coal Operations of $29.9 million ($19.5 million after-tax), of which $26.3 million was included in cost of sales and $3.6 million was included in selling, general and administrative expenses. Assets for which the impairment loss was recognized consisted of property, plant and equipment, advanced royalties and goodwill. These assets primarily related to mines scheduled for closure in the near term and idled facilities and related equipment. No such charge was incurred in 1997.

Mineral Ventures

The following is a table of selected financial data for Mineral Ventures on a comparative basis:

(Dollars in thousands, except                      Years Ended December 31
per ounce data)                                1997         1996         1995
===============================================================================
Stawell Gold Mine
     Gold sales                             $17,714       19,071       16,449
     Other revenue                                5           49          151
-------------------------------------------------------------------------------
Net sales                                    17,719       19,120       16,600
Cost of sales(a)                             14,242       13,898       12,554
Selling, general and administrative(a)        1,242        1,124        1,025
-------------------------------------------------------------------------------
Total costs and expenses                     15,484       15,022       13,579
-------------------------------------------------------------------------------
Operating profit-Stawell Gold Mine            2,235        4,098        3,021
Other operating expense, net                 (4,305)      (2,479)      (2,814)
-------------------------------------------------------------------------------
Operating (loss) profit                     $(2,070)       1,619          207
===============================================================================
Stawell Gold Mine:
Mineral Ventures' 50% direct share:
     Ounces sold                             42,024       45,957       40,302
     Ounces produced                         42,301       45,443       40,606
Average per ounce sold (US$):
     Realization(b)                         $   422          415          408
     Cash cost                                  302          287          297
===============================================================================

(a) Excludes $93 and $3,543 of non-Stawell related cost of sales and selling, general and administrative expenses, respectively, for 1997. Excludes $94 and $2,691 of non-Stawell related cost of sales and selling, general and administrative expenses, respectively, for 1996. Excludes $120 and $2,545 of non-Stawell related cost of sales and selling, general and administrative expenses, respectively, for 1995. Such costs are reclassified to cost of sales and selling, general and administrative expenses in the Minerals Group statement of operations.

(b) 1997 includes proceeds from the liquidation of a gold forward sale hedge position in July 1997. The proceeds from this liquidation were fully recognized by December 31, 1997.

Mineral Ventures, which primarily consists of a 50% direct and a 17% indirect interest in the Stawell gold mine ("Stawell") in western Victoria, Australia, generated an operating loss of $2.1 million in 1997 as compared to an operating profit of $1.6 million in 1996. Mineral Ventures' 50% direct interest in Stawell's operations generated net sales of $17.7 million in 1997 compared to $19.1 million in 1996 as the ounces of gold sold decreased 9% from 46.0 thousand ounces to 42.0 thousand


                                       28
ounces. The operating profit at Stawell of $2.2 million was $1.9 million lower than the operating profit of $4.1 million in 1996, reflecting a $15 per ounce increase (5%) in the cash cost of gold sold offset by a $7 per ounce increase (2%) in average realization. Stawell's operating costs in 1997 were negatively impacted by the collapse during construction of a new ventilation shaft that resulted in a write-off of $1.0 million, approximately $0.75 million, of which, is attributed to Mineral Ventures' 50% direct interest in Stawell with the remainder attributed to Mineral Ventures' 17% indirect interest in Stawell. Stawell's results were also negatively impacted by unfavorable ground conditions through the first half of 1997, and lower production and higher costs during the year resulting from the collapse of the aforementioned ventilation shaft.

Mineral Ventures generated an operating profit of $1.6 million in 1996 as compared to the $0.2 million reported in 1995. Mineral Ventures' 50% direct interest in Stawell's operations generated $19.1 million in gold sales in 1996 as compared with $16.4 million in 1995 as the ounces of gold sold increased 14% from 40.3 thousand ounces to 46.0 thousand ounces. The operating profit at Stawell increased from $3.0 million in 1995 to $4.1 million in 1996 reflecting a combination of a $7 per ounce increase in realization and a $10 per ounce decrease in the cash cost per ounce of gold sold. Operating costs in 1996 were lower than 1995, where operating costs were impacted by adverse geological conditions at the mine.

In July 1997, in reaction to the continued decline in the market price of gold, Mineral Ventures closed a gold forward sale hedge position relating to 16,397 ounces and realized proceeds of $2.6 million. These proceeds, which equate to approximately $160 per ounce were recognized for accounting purposes as ounces of gold were sold in the market. The full amount of these proceeds was recognized by December 31, 1997. As of December 31, 1997, approximately 19% of Mineral Ventures' proven and probable reserves had been sold forward under forward sales contracts that mature periodically through mid-1999. These contracts should result in an average realization of between $325 and $330 per ounce of gold sold through the end of 1998. At that time, realization will be dependent on the spot market or new contract hedge positions.

At December 31, 1997, remaining proven and probable gold reserves at the Stawell mine were estimated at 438,000 ounces. The joint venture also has exploration rights in the highly prospective district around the mine.

Other operating expense, net, includes equity earnings from joint ventures, primarily consisting of Mineral Ventures' 17% indirect interest in Stawell's operations and gold exploration costs for all operations excluding Stawell. Other operating expenses increased by $1.8 million and decreased by $0.3 million in 1997 and 1996, respectively, primarily due to joint venture losses. In addition, gold exploration costs increased from 1996 and are being incurred by Mineral Ventures in Nevada and Australia with its joint venture partners.

In addition to its interest in Stawell, Mineral Ventures has 17% indirect interest in the Silver Swan base metals property in Western Australia. The initial mining and commissioning of nickel at Silver Swan has proceeded according to plan and, after some customer delays, production and shipping schedules are also on plan.

Foreign Operations

A portion of the Company's financial results is derived from activities in several foreign countries, each with a local currency other than the U.S. dollar. Because the financial results of the Company are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The Company's international activity is not concentrated in any single currency, which limits the risks of foreign currency rate fluctuation. In addition, these rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The Company routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Company uses foreign currency forward contracts to hedge the risks associated with such transactions. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. In addition, translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. A subsidiary in Venezuela and affiliates in Mexico operate in such highly inflationary economies. Prior to January 1, 1998, the economy in Brazil, in which the Company has subsidiaries, was considered highly inflationary.

The Company is also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, controls on repatriation of earnings and capital, nationalization, political instability, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Company cannot be predicted.


Corporate Expenses

In 1997, general corporate expenses totaled $19.7 million compared with $21.4 million and $16.8 million in 1996 and 1995, respectively. Corporate expenses in 1996 reflect the costs associated with the relocation of the Company's corporate headquarters to Richmond, Virginia, which approximated $2.9 million.

Corporate expenses for the first quarter of 1998 will reflect approximately $6 million related to payments or accruals being made pursuant to the retirement agreement between the Company and Joseph C. Farrell, former Chairman, President and Chief Executive Officer of the Company.

Other Operating Income, Net

Other net operating income for 1997 decreased $3.4 million to $14.0 million and decreased $9.1 million in 1996 from the $26.5 million recorded in 1995. Other net operating income principally includes the Company's share of net income of unconsolidated foreign affiliates, primarily Brink's equity affiliates, royalty income from Coal Operations and gains and losses from sales of coal assets. The lower level of other net operating income in 1997 was primarily due to a $3.0 million one-time benefit related to a Coal Operations litigation settlement in 1996. The decrease in 1996 over 1995 was primarily due to decreases in sales of Coal assets which generated $11.9 million of gains in 1995. Equity earnings of foreign affiliates included in other net operating income totaled $0.5 million, $2.1 million and $0.2 million in 1997, 1996 and 1995, respectively.

Interest Expense

Interest expense totaled $27.1 million in 1997 compared with $14.1 million in 1996 and $14.3 million in 1995. The increase is predominantly due to higher average borrowings resulting from acquisitions by both Brink's and BAX Global to expand their operations. Although total debt increased slightly in 1996, interest expense remained essentially unchanged as compared to 1995 due to a lower average rate of interest charged during the year.

Other Expense, Net

Other net expense for 1997 decreased $2.1 million to $7.1 million from $9.2 million in 1996 and increased by $2.9 million in 1996 from $6.3 million in 1995. The higher level of other net operating expense in 1996 was due primarily to an increase in minority interest expense for Brink's consolidated affiliates, offset in part by lower foreign translation losses.

Income Taxes

In 1997, 1996 and 1995, the provision for income taxes was less than the statutory federal income tax rate of 35% due to the tax benefits of percentage depletion and lower taxes on foreign income.

Based on the Company's historical and expected taxable earnings, management believes it is more likely than not that the Company will realize the benefit of the existing deferred tax asset at December 31, 1997.

FINANCIAL CONDITION

Cash Flow Requirements

Cash provided by operating activities during 1997 totaled $268.1 million compared with $196.7 million in 1996. Net income, noncash charges and changes in operating assets and liabilities in 1996 were significantly affected by three items, a benefit from the settlement of the Evergreen case at an amount less than originally accrued, a charge related to the adoption of SFAS No. 121, and a benefit from the reversal of excess restructuring liabilities. These items had no effect on cash generated by operations except that the second and third Evergreen Case settlement payments of $7.0 million and $8.5 million were paid from operating cash in 1996 and 1997, respectively. During 1997, cash flow from operating activities was favorably impacted by higher levels of net income and non-cash charges combined with lower funding requirements for operating assets and liabilities. Net cash provided by operating activities did not fully fund investing activities (primarily capital expenditures, acquisitions and aircraft heavy maintenance) and share activities, resulting in a net increase in debt of $42.0 million and an increase in cash and cash equivalents of $28.7 million as of December 31, 1997.

Capital Expenditures

Cash capital expenditures for 1997 totaled $173.8 million, and an additional $4.9 million in expenditures were funded by capital leases. Of the amount of cash capital expenditures, $70.9 million (41%) was spent by BHS, $31.0 million (18%) was spent by BAX Global, $45.2 million (26%) was spent by Brink's, $22.4 million (13%) was spent by Coal Operations and $3.9 million (2%) was spent by Mineral Ventures. Expenditures incurred by BHS in 1997 were primarily for customer installations, reflecting the expansion of the subscriber base. Capital expenditures made by Brink's, BAX Global, Mineral Ventures and Coal Operations in 1997 were primarily for replacement and maintenance of current ongoing business operations. In addition, a portion of BAX Global's capital expenditures related to the development of new information systems.

Cash capital expenditures totaled $180.7 million in 1996. An additional $3.9 million of expenditures were made through capital leases. Of the amount of cash capital expenditures, $61.5 million (34%) was spent by BHS, $59.2 million (33%) was spent by BAX Global, $32.2 million (18%) was spent by Brink's, $19.1 million (11%) was spent by Coal Operations and $2.7 million (1%) was spent by Mineral Ventures. In addition, corporate expenditures totaled $6.0 million (3%) primarily as a result of the purchase of the new corporate headquarters. Capital expenditures for BAX Global in 1996 included the purchase of three aircraft and the acquisition of new support facilities.


Cash capital expenditures in 1998 are currently expected to approximate $221 million, excluding any potential expenditures related to the BPI Program and BAX Global's information technology systems. The 1998 estimated expenditures are approximately $58 million higher than the 1997 level of expenditures. The increase is expected to result largely from expenditures at BAX Global in the support of new facilities, expenditures at BHS resulting from continued expansion of the subscriber base, and at Brink's for expansion of North America and international operations. The Company's Burlington Group anticipates spending $24.0 million on aircraft heavy maintenance in 1998.

Financing

The Company intends to fund capital expenditures through cash flow from operating activities or through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or other borrowing arrangements.

Total debt outstanding at December 31, 1997 was $243.3 million, an increase of $47.3 million from the $196.0 million outstanding at December 31, 1996. The net increase in debt primarily relates to acquisitions by Brink's and BAX Global during the year.

The Company has a $350.0 million credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million. The maturity date of both the term loan and revolving credit portion of the Facility is May 2001. Interest on borrowings under the Facility is payable at rates based on prime, certificate of deposit, Eurodollar or money market rates. At December 31, 1997 and 1996, borrowings of $100.0 million were outstanding under the term loan portion of the Facility and $25.9 million and $23.2 million, respectively, of additional borrowings were outstanding under the remainder of the Facility.

In connection with its acquisition of Custravalca, the Company entered into a borrowing arrangement with a syndicate of local Venezuelan banks. The borrowings consisted of a long-term loan denominated in the local currency equivalent to U.S. $40.0 million and a $10.0 million short-term loan denominated in U.S. dollars which was repaid during 1997. The long-term loan bears interest based on the Venezuelan prime rate and is payable in installments through the year 2000. As of December 31, 1997, total borrowings under this arrangement were equivalent to U.S. $35.9 million.

In July 1997, the Company repaid the $14.3 million 4% subordinated debentures which were outstanding at December 31, 1996. Borrowings under the Facility were used to make this payment.

Under the terms of the Facility, the Company has agreed to maintain at least $400.0 million of Consolidated Net Worth, as defined, and can incur additional indebtedness of approximately $610 million at December 31, 1997.

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

Foreign currency forward contracts The Company enters into foreign currency forward contracts, from time to time, with a duration of up to two years as a hedge against liabilities denominated in various currencies. These contracts minimize the Company's exposure to exchange rate movements related to cash requirements of foreign operations denominated in various currencies. At December 31, 1997, the total notional value of foreign currency forward contracts outstanding was $21.8 million. As of such date, the fair value of foreign currency forward contracts approximated notional value.

Gold contracts In order to protect itself against downward movements in gold prices, the Company hedges a portion of its share of gold sales from the Stawell gold mine primarily through forward sales contracts. At December 31, 1997, 41,500 ounces of gold, representing approximately 19% of the Company's share of Stawell's proven and probable reserves, were sold forward under forward sales contracts that mature periodically through mid-1999. Because only a portion of its future production is currently sold forward, the Company can take advantage of increases and is exposed to decreases in the spot price of gold. At December 31, 1997, the fair value of the Company's forward sales contracts was not significant.

Fuel contracts The Company has hedged a portion of its jet fuel and diesel fuel requirements through several commodity option transactions that are intended to protect against significant increases in jet fuel and diesel fuel prices. At December 31, 1997, these transactions aggregated 33.3 million gallons for jet fuel and 8.7 million gallons for diesel fuel and mature periodically throughout 1998. The fair value of these fuel hedge transactions may fluctuate over the course of the contract period due to changes in the supply and demand for oil and refined products. Thus, the economic gain or loss, if any, upon settlement of the contracts may differ from the fair value of the contracts at an interim date. At December 31, 1997, the fair value of these contracts was not significant.


Interest rate contracts--In connection with the aircraft leasing by BAX Global, the Company has entered into an interest rate swap agreement. This variable to fixed interest rate swap agreement has a notional value of $30.0 million which fixes the Company's variable interest rate at 7.05% through January 2, 1998. At December 31, 1997, the fair value of the contract was not significant.

The Company has two interest rate swap agreements which effectively convert a portion of the interest on its $100 million variable rate term loan to fixed rates. During 1995, the Company entered into an agreement, maturing in July 1998, which fixes the Company's interest rate at 5.80% on $20.0 million in face amount of debt. During 1996, the Company entered into another variable to fixed interest rate swap agreement, maturing in February 1998, which fixes the Company's interest rate at 4.9% on an initial face amount of debt of $5.0 million. The notional amount increased by $5.0 million each quarter through the first quarter of 1997. The notional amount outstanding at December 31, 1997 was $20.0 million.

Readiness for Year 2000

The Company has taken actions to understand the nature and extent of work required to make its systems, products, services and infrastructure Year 2000 compliant. The Company is currently preparing its financial, information and other computer-based systems for the Year 2000, including replacing and/or updating existing systems. The Company continues to evaluate the additional estimated costs associated with these efforts, which it currently estimates to be between $40-$45 million over the next two years. Based on actual experience and available information, the Company believes that it will be able to manage its Year 2000 transition without any material adverse effect on its business operations, services or financial condition. However, if the applicable modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 issue could have a material adverse impact on the operations of the Company. Further, management is currently evaluating the extent to which the Company's interface systems are vulnerable to its suppliers' and consumers' failure to remediate their own Year 2000 issues as there is no guarantee that the systems of other companies on which the Company's systems rely will be timely and adequately converted.

Contingent Liabilities

Under the Coal Industry Retiree Health Benefit Act of 1992 (the "Health Benefit Act"), the Company and its majority-owned subsidiaries at July 20, 1992, including certain companies of the Brink's Group are jointly and severally liable with certain companies of the Minerals Group and of the Burlington Group for the costs of health care coverage provided for by that Act. For a description of the Health Benefit Act and a calculation of certain of such costs, see Note 14 to the Company's consolidated financial statements. At this time, the Company expects the Minerals Group to generate sufficient cash flow to discharge its obligations under the Act.

In April 1990, the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ("Tankport") in Jersey City, New Jersey, which operations were sold in 1983. Under the settlement agreement, the Company is obligated to pay 80% of the remediation costs. Based on data available to the Company and its environmental consultants, the Company estimates its portion of the cleanup costs on an undiscounted basis using existing technologies to be between $6.6 million and $11.9 million over a period of up to five years. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which the cleanup will be conducted. The clean-up estimates have been modified from prior years' in light of cost inflation and certain assumptions the Company is making with respect to the end use of the property. The estimate of costs and the timing of payments could change as a result of changes to the remediation plan required, changes in the technology available to treat the site, unforseen circumstances existing at the site and additional cost inflation.

The Company commenced insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. In August 1995, the District Court ruled on various Motions for Summary Judgment. In its decision, the Court found favorably for the Company on several matters relating to the comprehensive general liability policies but concluded that the pollution liability policies did not contain pollution coverage for the types of claims associated with the Tankport site. On appeal, the Third Circuit reversed the District Court and held that the insurers could not deny coverage for the reasons stated by the District Court, and the case was remanded to the District Court for trial. In the event the parties are unable to settle the dispute, the case is scheduled to be tried beginning September, 1998. Management and its outside legal counsel continue to believe that recovery of a substantial portion of the cleanup costs will ultimately be probable of realization. Accordingly, based on estimates of potential liability, probable realization of insurance recoveries, related developments of New Jersey law and the Third Circuit's decision, it is the Company's belief that the ultimate amount that it would be liable for is immaterial.


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

The Company has the authority to issue up to 2,000,000 shares of preferred stock, par value $10 per share. In January 1994 the Company issued $80.5 million (161,000 shares) of Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock"), convertible into Minerals Stock. The Convertible Preferred Stock pays an annual cumulative dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available; therefore, when, as and if declared by the Board and bears a liquidation preference of $500 per share, plus an attributed amount equal to accrued and unpaid dividends thereon.

Under the share repurchase programs authorized by the Board of Directors (the "Board"), the Company purchased shares in the periods presented as follows:

                                                        Years Ended December 31
(Dollars in millions)                                  1997                1996
--------------------------------------------------------------------------------
Brink's Stock:
     Shares                                         166,000             278,000
     Cost                                          $    4.3                 6.9

Burlington Stock:
     Shares                                         332,300              75,600
     Cost                                          $    7.4                 1.4

Convertible Preferred Stock:
     Shares                                           1,515              20,920
     Cost                                          $    0.6                 7.9
     Excess carrying amount (a)                    $    0.1                 2.1
================================================================================

(a) The excess of the carrying amount of the Convertible Preferred Stock over the cash paid to holders for repurchases made during the years. This amount is deducted from preferred dividends in the Company's Statement of Operations.

In May 1997, the Board authorized an increase in the remaining repurchase authority with respect to the Convertible Preferred Stock to $25.0 million, leaving the Company the remaining authority to repurchase an additional $24.4 million of such stock. As of December 31, 1997, the Company had remaining authority to purchase over time 1 million shares of Pittston Minerals Group Common Stock; 1.1 million shares of Pittston Brink's Common Stock; 1.1 million shares of Pittston Burlington Group Common Stock. The aggregate purchase price limitation for all common stock was $24.9 million at December 31, 1997. The authority to repurchase shares remains in effect in 1998.

As of December 31, 1997, debt as a percent of capitalization (total debt and shareholders' equity) was 26%, compared with 24% at December 31, 1996. The increase in the debt ratio since December 1996 was due to the 13% increase in shareholders' equity compared to the 24% increase in total debt.

Dividends

The Board intends to declare and pay dividends, if any, on Brink's Stock, Burlington Stock and Minerals Stock based on the earnings, financial condition, cash flow and business requirements of the Brink's Group, Burlington Group and the Minerals Group, respectively. Since the Company remains subject to Virginia law limitations on dividends, losses by one Group could affect the Company's ability to pay dividends in respect of stock relating to the other Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount as defined in the Company's Articles of Incorporation. The Available Minerals Dividend Amount may be reduced by activity that reduces shareholder's equity or the fair value of net assets of the Minerals Group. Such activity includes net losses by the Minerals Group, dividends paid on the Minerals Stock and the Convertible Preferred Stock, repurchases of Minerals Stock and the Convertible Preferred Stock, and foreign currency translation losses. At December 31, 1997, the Available Minerals Dividend Amount was at least $15.2 million.

Since its distribution of Minerals Stock in 1993, the Company has paid a cash dividend to its Minerals Stock shareholders at an annual rate of $0.65 per share, despite a mixed record of earnings and cash flows for the Minerals Group. The Company continues its focus on the financial and capital needs of the Minerals Group companies and, as always, is considering all strategic uses of available cash, including the dividend rate, with a view towards maximizing long-term shareholder value.

During 1997 and 1996, the Board declared and the Company paid dividends of 10 cents per share, 65 cents per share and 24 cents per share of Brink's Stock, Minerals Stock and Burlington Stock, respectively. At present, the annual dividend rate for Brink's Stock is 10 cents per share, for Minerals Stock is 65 cents per share and for Burlington Stock is 24 cents per share.


In 1997 and 1996, dividends paid on the Convertible Preferred Stock amounted to $3.6 million and $3.8 million, respectively.

Accounting Changes

In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted net income per share with basic and diluted net income per share (Note 8). Unlike primary net income per share, basic net income per share excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share is very similar to the previous fully diluted net income per share. All prior-period net income per share data has been restated to conform with the provisions of SFAS No. 128.

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

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", will be implemented in the financial statements for the year ended December 31, 1998. SFAS No. 131 requires publicly-held companies to report financial and descriptive information about operating segments in financial statements issued to shareholders for interim and annual periods. The SFAS also requires additional disclosures with respect to products and services, geographic areas of operation and major customers. The adoption of this SFAS is not expected to have a material impact on the financial statements of the Company.

Forward Looking Information

Certain of the matters discussed herein, including statements regarding the expected outcome of 1998 first quarter results, BPI and information technology, capital investment projections, the expected benefits from the ATI acquisition and from BAX Global's continuous improvement program on financial results, expectations with regard to future realizations on metallurgical coal and gold sales and the readiness for Year 2000, involve forward looking information which is subject to known and unknown risks, uncertainties, and contingencies which could cause actual results, performance or achievements, to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the Company, include, but are not limited to, overall economic and business conditions, the demand for the Company's products, services, pricing and other competitive factors in the industry, new government regulations, variations in costs or expenses, the consummation and successful integration of the ATI acquisition, changes in the scope of BPI and Year 2000 initiatives, delays or problems in the implementation of Year 2000 initiatives by the Company and/or its suppliers and customers and delays or problems in the design and implementation of BPI.


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

The Company provides holders of the Pittston Brink's Group Common Stock ("Brink's Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the Brink's Group in addition to consolidated financial information of the Company. Holders of Brink's Stock are shareholders of the Company, which is responsible for all liabilities. Therefore, financial developments affecting the Brink's Group, the Pittston Burlington Group (the "Burlington Group") or the Pittston Minerals Group (the "Minerals Group") that affect the Company's financial condition could affect the results of operations and financial condition of each of the Groups. Accordingly, the Company's consolidated financial statements must be read in connection with the Brink's Group's financial statements.

The following discussion is a summary of the key factors management considers necessary in reviewing the Brink's Group's results of operations, liquidity and capital resources. This discussion must be read in conjunction with the financial statements and related notes of the Brink's Group and the Company.

RESULTS OF OPERATIONS

                                                         Years Ended December 31
(In thousands)                              1997            1996            1995
--------------------------------------------------------------------------------
Operating revenues:
     Brink's                          $  921,851         754,011         659,459
     BHS                                 179,583         155,802         128,936
--------------------------------------------------------------------------------
Total operating revenues              $1,101,434         909,813         788,395
================================================================================
Operating profit:
     Brink's                          $   81,591          56,823          42,738
     BHS                                  52,844          44,872          39,506
--------------------------------------------------------------------------------
Segment operating profit                 134,435         101,695          82,244
General corporate expense                 (6,871)         (7,457)         (4,770)
--------------------------------------------------------------------------------
Total operating profit                $  127,564          94,238          77,474
================================================================================

The Brink's Group's net income amounted to $73.6 million in 1997, compared with the $59.7 million earned in 1996. Operating profit totaled $127.6 million, $33.3 million (35%) higher than the amount reported in 1996. Net income and operating profit were favorably impacted by increased operating results generated by the Brink's and BHS businesses, combined with lower general corporate expenses. Total revenues of $1.1 billion amounted to a $191.6 million (21%) increase compared to 1996, with Brink's accounting for $167.8 million of the increase and BHS accounting for $23.8 million of the increase. Operating expenses and selling, general and administrative expenses increased by $157.7 million (19%), of which $142.5 million was attributable to Brink's and $15.8 million was attributable to BHS. Net interest expense in 1997 of $8.7 million represented a $9.6 million increase over the $0.9 million of net interest income in 1996. This increase was due primarily to additional debt used to fund the acquisition of Brink's Venezuelan subsidiary during the first quarter of 1997.


The Brink's Group's net income amounted to $59.7 million in 1996, compared with the $51.1 million earned in 1995. Operating profit totaled $94.2 million, $16.8 million (22%) higher than the amount reported in 1995. Net income and operating profit were favorably impacted by improved operating results generated by the Brink's and BHS businesses, partially offset by higher general corporate expenses, of which approximately $1 million (pretax) related to the relocation of the Company's headquarters to Richmond, Virginia. Total revenues of $909.8 million amounted to a $121.4 million (15%) increase compared to the 1995 total, with Brink's increase accounting for $94.5 million and BHS's increase accounting for $26.9 million. Operating expenses and selling, general and administrative expenses increased by $106.2 million (15%) over the 1995 level, of which $82.0 million was incurred by Brink's and $21.5 million was incurred by BHS. Other net expense increased $1.9 million to $5.4 million in 1996 primarily due to minority interest related to the increase in ownership interest (from 46.5% to 50.5%) in Brink's Colombian subsidiary.

Brink's

The following is a table of selected financial data for Brink's on a comparative basis:

                                                         Years Ended December 31
(In thousands)                                      1997        1996        1995
================================================================================
Operating revenues:
     North America (United States
          and Canada)                           $482,182     418,941     379,230
     Europe                                      146,464     128,848     124,151
     Latin America                               266,445     182,481     137,558
     Asia/Pacific                                 26,760      23,741      18,520
--------------------------------------------------------------------------------
Total operating revenues                        $921,851     754,011     659,459
================================================================================
Operating expenses                               725,693     605,851     533,109
Selling, general and administrative              116,378      93,770      84,507
--------------------------------------------------------------------------------
Total costs and expenses                         842,071     699,621     617,616
--------------------------------------------------------------------------------
Other operating income, net                        1,811       2,433         895
--------------------------------------------------------------------------------
Operating profit:
     North America (United States
          and Canada)                           $ 40,612      34,387      29,159
     Europe                                       10,039       4,734       5,491
     Latin America                                28,711      15,243       6,246
     Asia/Pacific                                  2,229       2,459       1,842
--------------------------------------------------------------------------------
Total operating profit                          $ 81,591      56,823      42,738
================================================================================
Depreciation and amortization                   $ 30,758      24,293      21,844
================================================================================
Cash capital expenditures                       $ 45,234      32,149      22,415
================================================================================

Brink's worldwide consolidated revenues totaled $921.9 million in 1997 compared to $754.0 million in 1996, a 22% increase. Brink's 1997 operating profit of $81.6 million represented a 44% increase over the $56.8 million of operating profit reported in 1996. Total costs and expenses in 1997 increased by $142.5 million (20%).

Revenues from North American operations increased $63.3 million (15%), to $482.2 million in 1997 from $418.9 million in 1996. North American operating profit increased $6.2 million (18%) to $40.6 million in the current year from $34.4 million in 1996. The revenue and operating profit improvement for 1997 primarily resulted from improved armored car operations, which includes ATM services, and from improved money processing operations.

Revenues and operating profit from European operations in 1997 amounted to $146.5 million and $10.0 million, respectively. These amounts represented increases of $17.6 million (14%) and $5.3 million (112%) from 1996. The improvement in revenues and operating profit in 1997 was due to stronger results in most European countries, partially offset by lower results from the 38% owned affiliate in France. In January 1998, Brink's purchased nearly all the remaining shares of this affiliate for payments over three years aggregating approximately U.S. $39 million. The initial payment made at closing of U.S. $8.8 million was funded through the revolving credit portion of the Company's credit agreement with a syndicate of banks.

In Latin America, revenues and operating profit increased 46% to $266.4 million and 88% to $28.7 million, respectively, from 1996 to 1997. These increases were primarily due to the consolidation of the results of Brink's Venezuelan subsidiary, Custodia y Traslado de Valores, C.A. ("Custravalca"), where Brink's increased its ownership from 15% to 61% in January 1997. However, non-operating expenses, including net interest and minority interest expense net of foreign translation gains associated with the acquisition, offset more than half of the operating profit generated by Custravalca.

Revenues and operating profits from Asia/Pacific operations in 1997 were $26.8 million and $2.2 million, respectively, compared to $23.7 million and $2.5 million, respectively, in 1996.

Brink's 1996 consolidated operating profit of $56.8 million amounted to a $14.1 million (33%) increase over the $42.7 million operating profit recorded in 1995. Revenues increased by $94.6 million to $754.0 million, 14% higher than the 1995 level. Total costs and expenses in 1996 increased by $82.0 million (13%).

Revenues from North American operations totaled $418.9 million in 1996, $39.7 million (10%) higher than the 1995 level. North American operating profit amounted to $34.4 million, an increase of $5.2 million (18%) compared to the $29.2 million recorded in 1995. The favorable change in operating profit was largely attributable to improved results generated by the armored car business, which includes ATM services, as well as higher earnings from money processing operations.


Revenues and operating profits from European operations were $128.8 million and $4.7 million, respectively, in 1996. These amounts represented an increase of $4.7 million (4%) and a decrease of $0.8 million (14%) from 1995. The decrease in operating profits in 1996 was due to poor results in a few countries, including Brink's then 38% owned affiliate in France.

In Latin America, revenues and operating profit increased $44.9 million (33%) to $182.5 million and $9.0 million (144%) to $15.2 million, respectively, during 1996. These increases principally reflect the consolidation of Colombian operations as a result of Brink's acquiring a majority ownership of that company in the third quarter of 1995.

Revenues and operating profits from Asia/Pacific operations in 1996 were $23.7 million and $2.5 million, respectively, compared to $18.5 million and $1.8 million, respectively, in 1995.

BHS

The following is a table of selected financial data for BHS on a comparative basis:

                                                        Years Ended December 31
(Dollars in thousands)                         1997          1996          1995
===============================================================================
Operating revenues                        $ 179,583       155,802       128,936

Operating expenses                           89,312        81,324        66,575
Selling, general and administrative          37,427        29,606        22,855
-------------------------------------------------------------------------------
Total costs and expenses                    126,739       110,930        89,430
-------------------------------------------------------------------------------
Operating profit                          $  52,844        44,872        39,506
===============================================================================
Depreciation and amortization             $  30,344        30,115        22,408
===============================================================================
Cash capital expenditures                 $  70,927        61,522        47,256
===============================================================================
Annualized recurring revenues (a)         $ 154,718       128,106       107,707
===============================================================================
Number of subscribers:

     Beginning of period                    446,505       378,659       318,029
     Installations                          105,630        98,541        82,643
     Disconnects, net (b)                   (40,603)      (30,695)      (22,013)
-------------------------------------------------------------------------------
End of period                               511,532       446,505       378,659
===============================================================================

(a) Annualized recurring revenues are calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for monitoring, maintenance and related services.

(b) Includes 4,281 of special limited service contracts for a large homeowners' association that were discontinued as of December 31, 1997.

Revenues for BHS increased by $23.8 million (15%) to $179.6 million in 1997 from $155.8 million in 1996. The increase in revenues was predominantly the result of higher ongoing monitoring and service revenues caused by a 15% growth of the subscriber base for the year, combined with higher average monitoring fees. As a result of such growth, annualized recurring revenues at the end of 1997 grew 21% over the amount in effect at the end of 1996. The increase in monitoring and service revenues was offset, in part, by a slight decrease in total installation revenue. While the number of new security system installations has increased in 1997, the revenue per installation has decreased due to continuing aggressive installation pricing and marketing by competitors.

Operating profit of $52.8 million in 1997 represents an increase of $7.9 million (18%) compared to the $44.9 million earned in 1996. Included in this increase is a $8.9 million reduction in depreciation expense resulting from a change in estimate (discussed below). Operating profit was favorably impacted by the monitoring and servicing revenue increases mentioned above, partially offset by increased account servicing and administrative expenses which were a consequence of the larger subscriber base. In addition, operating profit was negatively impacted by a $6.7 million increase in net installation and marketing costs incurred and expensed. While these costs to obtain subscribers increased during 1997, the cash margins per subscriber generated from recurring revenues showed improvement from those of 1996.

Revenues for BHS increased by $26.9 million (21%) to $155.8 million in 1996 from $128.9 million in 1995. The increase in revenues was primarily from ongoing monitoring and recurring revenues caused by the 18% growth in the subscriber base. As a result of such growth, annualized recurring revenues at the end of 1996 grew 19% over the amount in effect at the end of 1995. Total installation revenue in 1996 grew 15% over the 1995 amount due to the increased volume of installations partially offset by a reduction in revenue per installation. Revenue per installation decreased due to the competitive connection fee pricing in the marketplace.

Operating profit of $44.9 million for 1996 represented an increase of $5.4 million (14%) compared to the $39.5 million earned in 1995. The increase in operating profit largely stemmed from the growth in the subscriber base and higher average monitoring and service revenues, somewhat offset by higher depreciation and increased account servicing and administrative expenses, which were also a consequence of the larger subscriber base. In addition, installation and marketing costs incurred and expensed during the year increased by $1.0 million from the prior year. Cash margins per subscriber generated from recurring revenues remained consistent between 1995 and 1996.


It is BHS' policy to depreciate capitalized subscriber installation expenditures over the estimated life of the security system based on subscriber retention percentages. BHS initially developed its annual depreciation rate based on information about subscriber retention which was available at the time. However, accumulated historical data about actual subscriber retention has indicated that approximately 50% of subscribers are still active after a period of ten years. Therefore, in order to reflect the higher demonstrated retention of subscribers, and to more accurately match depreciation expense with monthly recurring revenue generated from active subscribers, beginning in the first quarter of 1997, BHS prospectively adjusted its annual depreciation rate from 10 to 15 years for capitalized subscriber installation costs. BHS will continue its practice of charging the remaining net book value of all capitalized subscriber installation expenditures to depreciation expense as soon as a system is identified for disconnection. This change in estimate reduced depreciation expense for capitalized installation costs in 1997 by $8.9 million.

As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations to more accurately reflect subscriber installation costs included as capitalized installation costs, which added $4.9 million to operating profit in 1997 and $4.5 million in both 1996 and 1995. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel (in the amount of $
2.6 million in 1997, $2.5 million in 1996 and $2.7 million in 1995) and costs incurred in maintaining facilities and vehicles dedicated to the installation process (in the amount of $2.3 million in 1997, $2.0 million in 1996 and $1.8 million in 1995). The increase in the amount capitalized, while adding to current period profitability comparisons, defers recognition of expenses over the estimated useful life of the installation. The additional subscriber installation costs which are currently capitalized were expensed in prior years for subscribers in those years. Because capitalized subscriber installation costs for periods prior to January 1, 1992, were not adjusted for the change in accounting principle, installation costs for subscribers in those years will continue to be depreciated based on the lesser amounts capitalized in those periods. Consequently, depreciation of capitalized subscriber installation costs in the current year and until such capitalized costs prior to January 1, 1992, are fully depreciated will be less than if such prior periods' capitalized costs had been adjusted for the change in accounting. However, management believes the effect on net income in 1997, 1996, and 1995 was immaterial. While the amounts of the costs incurred which are capitalized vary based on current market and operating conditions, the types of such costs which are currently capitalized will not change. The change in the amount capitalized has no additional effect on current or future cash flows or liquidity.

Foreign Operations

A portion of the Brink's Group financial results is derived from activities in several foreign countries, each with a local currency other than the U.S. dollar. Because the financial results of the Brink's Group are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The Brink's Group's international activity is not concentrated in any single currency, which limits the risks of foreign currency rate fluctuations. In addition, these rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The Brink's Group routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Company, on behalf of the Brink's Group, from time to time, uses foreign currency forward contracts to hedge the risks associated with such transactions. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. In addition, translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. A subsidiary in Venezuela and an affiliate in Mexico operate in such highly inflationary economies. Prior to January 1, 1998, the economy in Brazil, in which the Brink's Group has a subsidiary, was considered highly inflationary.

The Brink's Group is also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, controls on repatriation of earnings and capital, nationalization, political instability, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Brink's Group cannot be predicted.

Corporate Expenses

A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Brink's Group based upon utilization and other methods and criteria which management believes to be an equitable and a reasonable estimate of the cost attributable to the Brink's Group. These attributions were $6.9 million in 1997, $7.5 million in 1996 and $4.8 million in 1995.

Higher 1996 corporate expenses were primarily due to the relocation of the Company's corporate headquarters to Richmond, Virginia, during September 1996. The costs of this move, including moving expenses, employee relocation, severance pay and temporary employee costs, amounted to $2.9 million. Approximately $1 million of these costs were attributed to the Brink's Group. The increase in the corporate expense allocation in 1996 and 1997 excluding the 1996 relocation costs is primarily due to a higher proportion of services attributable to the Brink's Group as well as higher general corporate expenses.


Corporate expenses for the first quarter of 1998 will reflect approximately $6 million related to payments or accruals being made pursuant to the retirement agreement between the Company and Joseph C. Farrell, former Chairman, President and Chief Executive Officer of the Company. Approximately $2.1 million of those expenses will be attributed to the Brink's Group.

Other Operating Income, Net

Other net operating income decreased $0.6 million to $1.8 million in 1997 and increased $1.5 million to $2.4 million in 1996. Other operating income principally includes the equity earnings of Brink's foreign affiliates which amounted to $1.5 million in 1997, $1.9 million in 1996 and $0.1 million in 1995. The lower level of other operating income in 1995 as compared to 1997 and 1996 is primarily attributable to lower earnings from Brink's 20% owned affiliate in Mexico during 1995.

Interest Income

Interest income was consistent between 1997 and 1996, but increased $0.9 million to $2.7 million in 1996 from $1.8 million in 1995. That increase was primarily attributable to increases in interest income earned on amounts owed by the Minerals Group.

Interest Expense

Interest expense increased $9.7 million to $11.5 million in 1997 and decreased $0.3 million to $1.8 million in 1996. The increase in 1997 was due to additional debt, as well as higher average interest rates, related to the acquisition of Custravalca in 1997.

Other Expense, Net

Other net expense, which principally includes foreign translation gains and losses and minority interest expense or income, increased by $0.2 million to $5.6 million in 1997 and increased by $1.9 million to $5.4 million in 1996. The higher level of expense in 1997 and 1996 reflects an increase in minority interest expense, resulting from the consolidation of the now 51% owned Brink's Colombia (in the third quarter of 1995) and of the now 61% owned Custravalca (early 1997). These increases were partially offset by minority interest income, the result of losses incurred by international start-up operations.

Income Taxes

The provision for income taxes was 35% in 1997, 33% in 1996 and 31% in 1995. The rates in 1996 and 1995 were lower than the statutory federal income tax rate of 35% due to lower taxes on foreign income partially offset by additional provisions for state income taxes.

FINANCIAL CONDITION

A portion of the Company's corporate assets and liabilities has been attributed to the Brink's Group based upon utilization of the shared services from which assets and liabilities are generated. Management believes this attribution to be an equitable and a reasonable estimate of the cost attributable to the Brink's Group.

Corporate assets which were allocated to the Brink's Group consisted primarily of pension assets and deferred income taxes and amounted to $58.2 million and $60.8 million at December 31, 1997 and 1996, respectively.

Cash Flow Requirements

Cash provided by operating activities totaled $147.0 million in 1997, an increase of $33.3 million over 1996. The increase in cash flow primarily reflects the Group's higher net income, which included higher amounts for depreciation and amortization and other non-cash charges, partially attributable to the acquisition of Custravalca in January 1997. Cash generated from operating activities was not sufficient to fund investing activities, which primarily consisted of capital expenditures and the acquisition of Custravalca. As a result of these items and funds used for share activities, the Group increased net cash borrowings (net of repayments made to the Minerals Group) by $41.4 million. The combination of these activities increased cash and cash equivalents by $17.7 million.

Capital Expenditures

Cash capital expenditures for 1997 totaled $116.3 million, of which $70.9 million was spent by BHS and $45.2 million was spent by Brink's. Cash capital expenditures totaled $95.8 million in 1996. Additional expenditures financed through capital leases amounted to $3.9 million and $1.9 million in 1997 and 1996, respectively. In 1997, $65 million (56%) of the Brink's Group's total cash capital expenditures was attributable to BHS customer installations, principally reflecting expansion of the subscriber base. Capital expenditures made by Brink's during 1997 were primarily for expansion, replacement or maintenance of ongoing business operations.

Cash capital expenditures in 1998 are currently expected to approximate $140 million, approximately $24 million higher than the 1997 level of expenditures. The increase is expected to result largely from expenditures at BHS, reflecting continued growth of the subscriber base and at Brink's for expansion of North America and international operations.

Financing

The Brink's Group intends to fund cash capital expenditures through cash flow from operating activities. Shortfalls, if any, will be financed through the Company's revolving credit agreements, other borrowing arrangements or repayments from the Minerals Group.

Total debt outstanding at December 31, 1997 was $55.3 million, $45.9 million higher than the $9.4 million at December 31, 1996. The increase in debt is largely attributable to additional borrowings associated with the acquisition of Custravalca.

The Company has a $350.0 million credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million. The


                                       39
maturity date of both the term loan and the revolving credit portion of the Facility is May 2001. Interest on borrowings under the Facility is payable at rates based on prime, certificate of deposit, Eurodollar or money market rates. As of December 31, 1997 and 1996, borrowings of $100.0 million were outstanding under the term loan and $25.9 million and $23.2 million, respectively, of additional borrowings were outstanding under the remainder of the Facility. No portion of the total amount outstanding under the Facility at December 31, 1997 or at December 31, 1996 was attributed to the Brink's Group.

Under the terms of the Facility, the Company has agreed to maintain at least $400.0 million of Consolidated Net Worth, as defined, and can incur additional indebtedness of approximately $610 million at December 31, 1997.

In connection with its acquisition of Custravalca, Brink's entered into a borrowing arrangement with a syndicate of local Venezuelan banks. The borrowings consisted of a long-term loan denominated in the local currency equivalent to U.S. $40.0 million and a $10.0 million short-term loan denominated in U.S. dollars which was repaid during 1997. The long-term loan bears interest based on the Venezuelan prime rate and is payable in installments through the year 2000. As of December 31, 1997, total borrowings under this arrangement were equivalent to U.S. $35.9 million.

Related Party Transactions

At December 31, 1997, under an interest bearing borrowing arrangement, the Minerals Group owed the Brink's Group $27.0 million, an increase of $3.0 million from the $24.0 million owed at December 31, 1996.

At December 31, 1997 and 1996, the Brink's Group owed the Minerals Group $19.4 million and $18.8 million, respectively, for tax payments representing the Minerals Group's tax benefits utilized by Brink's Group in accordance with the Company's tax sharing policy, of which $19.0 million is expected to be paid within one year. The Brink's Group paid the Minerals Group $15.8 million for the utilization of such tax benefits during 1997.

Readiness for Year 2000

The Brink's Group has taken actions to understand the nature and extent of work required to make its systems, services and infrastructure Year 2000 compliant. The Brink's Group is currently preparing its financial, information and other computer-based systems for the Year 2000, including replacing and/or updating existing systems. As these efforts progress, the Brink's Group continues to evaluate the associated costs. Based upon its most recent estimates and its anticipated capital spending, the Brink's Group does not anticipate that it will incur any material costs in preparing for the Year 2000. The Brink's Group believes, based on available information, that it will be able to manage its Year 2000 transition without material adverse effect on its business operations, services or financial condition. However, if the applicable modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 issue could have a material adverse impact on the operations of the Brink's Group. Further, management is currently evaluating the extent to which the Brink's Group's interface systems are vulnerable to its suppliers' and customers' failure to remediate their own Year 2000 issues as there is no guarantee that the systems of other companies on which the Brink's Group's systems rely will be timely and adequately converted.

Contingent Liabilities

Under the Coal Industry Retiree Health Benefit Act of 1992 (the "Health Benefit Act"), the Company and its majority-owned subsidiaries at July 20, 1992, including certain companies of the Brink's Group are jointly and severally liable with certain companies of the Minerals Group and of the Burlington Group for the costs of health care coverage provided for by that Act. For a description of the Health Benefit Act and a calculation of certain of such costs, see Note 14 to the Company's consolidated financial statements. At this time, the Company expects the Minerals Group to generate sufficient cash flow to discharge its obligations under the Act.

In April 1990, the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ("Tankport") in Jersey City, New Jersey, which operations were sold in 1983. Under the settlement agreement, the Company is obligated to pay 80% of the remediation costs. Based on data available to the Company and its environmental consultants, the Company estimates its portion of the cleanup costs on an undiscounted basis using existing technologies to be between $6.6 million and $11.9 million over a period of up to five years. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which the cleanup will be conducted. The clean-up estimates have been modified from prior years' in light of cost inflation and certain assumptions the Company is making with respect to the end use of the property. The estimate of costs and the timing of payments could change as a result of changes to the remediation plan required, changes in the technology available to treat the site, unforseen circumstances existing at the site and additional cost inflation.


The Company commenced insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. In August 1995, the District Court ruled on various Motions for Summary Judgment. In its decision, the Court found favorably for the Company on several matters relating to the comprehensive general liability policies but concluded that the pollution liability policies did not contain pollution coverage for the types of claims associated with the Tankport site. On appeal, the Third Circuit reversed the District Court and held that the insurers could not deny coverage for the reasons stated by the District Court, and the case was remanded to the District Court for trial. In the event the parties are unable to settle the dispute, the case is scheduled to be tried beginning September, 1998. Management and its outside legal counsel continue to believe that recovery of a substantial portion of the cleanup costs will ultimately be probable of realization. Accordingly, based on estimates of potential liability, probable realization of insurance recoveries, related developments of New Jersey law and the Third Circuit's decision, it is the Company's belief that the ultimate amount that it would be liable for is immaterial.

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

The Company has the authority to issue up to 2,000,000 shares of preferred stock, par value $10 per share. In January 1994, the Company issued $80.5 million (161,000 shares) of Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock"), convertible into Minerals Stock. The Convertible Preferred Stock, which is attributable to the Minerals Group, pays an annual cumulative dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available; therefore, when, as and if declared by the Board and bears a liquidation preference of $500 per share, plus an attributed amount equal to accrued and unpaid dividends thereon.

Under the share repurchase programs authorized by the Board of Directors of the Company (the "Board"), the Company purchased shares in the periods presented as follows:

                                                        Years Ended December 31
(Dollars in millions)                                  1997                1996
-------------------------------------------------------------------------------
Brink's Stock:
     Shares                                         166,000             278,000
     Cost                                          $    4.3                 6.9

Convertible Preferred Stock:
     Shares                                           1,515              20,920
     Cost                                          $    0.6                 7.9
     Excess carrying amount (a)                    $    0.1                 2.1
===============================================================================

(a) The excess of the carrying amount of the Convertible Preferred Stock over the cash paid to holders for repurchases made during the years which is deducted from preferred dividends in the Company's Statement of Operations.

In May 1997, the Board authorized an increase in the remaining repurchasing authority with respect to the Convertible Preferred Stock to $25.0 million, leaving the Company the remaining authority to repurchase an additional $24.4 million of such stock at December 31, 1997. As of December 31, 1997, the Company had remaining authority to purchase over time 1.1 million shares of Pittston Brink's Common Stock. The aggregate purchase price limitation for all common stock was $24.9 million at December 31, 1997. The authority to repurchase shares remains in effect in 1998.

Dividends

The Board intends to declare and pay dividends, if any, on Brink's Stock based on the earnings, financial condition, cash flow and business requirements of the Brink's Group. Since the Company remains subject to Virginia law limitations on dividends, losses by the Minerals Group or the Burlington Group could affect the Company's ability to pay dividends in respect of stock relating to the Brink's Group.

During 1997 and 1996, the Board declared and the Company paid dividends on Brink's Stock of 10 cents per share.

In 1997 and 1996, dividends paid on the Convertible Preferred Stock were $3.6 million and $3.8 million, respectively.


Accounting Changes

In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted net income per share with basic and diluted net income per share (Note 10). Unlike primary net income per share, basic net income per share excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share is very similar to the previous fully diluted net income per share. All prior-period net income per share data has been restated to conform with the provisions of SFAS No. 128.

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

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", will be implemented in the financial statements for the year ended December 31, 1998. SFAS No. 131 requires publicly-held companies to report financial and descriptive information about operating segments in financial statements issued to shareholders for interim and annual periods. The SFAS also requires additional disclosures with respect to products and services, geographic areas of operation and major customers. The adoption of this SFAS is not expected to have a material impact on the financial statements of the Brink's Group.

Forward Looking Information

Certain of the matters discussed herein, including statements regarding the readiness for Year 2000, involve forward looking information which is subject to known and unknown risks, uncertainties, and contingencies which could cause actual results, performance or achievements to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the Brink's Group and the Company, include, but are not limited to, overall economic and business conditions, the demand for the Brink's Group's services, pricing and other competitive factors in the industry, new government regulations, changes in the scope of Year 2000 initiatives and delays or problems in the implementation of Year 2000 initiatives by the Brink's Group and/or its suppliers and customers.


Pittston Burlington Group

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The financial statements of the Pittston Burlington Group (the "Burlington Group") include the balance sheets, results of operations and cash flows of BAX Global Inc. ("BAX Global" ) operations of The Pittston Company (the "Company") and a portion of the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The Burlington Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate amounts reflected in these financial statements are determined based upon methods which management believes to be a reasonable and an equitable estimate of cost attributable to the Burlington Group.

The Company provides holders of the Pittston Burlington Group Common Stock ("Burlington Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the Burlington Group in addition to consolidated financial information of the Company. Holders of Burlington Stock are shareholders of the Company, which continues to be responsible for all liabilities. Therefore, financial developments affecting the Burlington Group, the Pittston Brink's Group (the "Brink's Group") or the Pittston Minerals Group (the "Minerals Group") that affect the Company's financial condition could affect the results of operations and financial condition of each of the Groups. Accordingly, the Company's consolidated financial statements must be read in connection with the Burlington Group's financial statements.

The following discussion is a summary of the key factors management considers necessary in reviewing the Burlington Group's results of operations, liquidity and capital resources. This discussion must be read in conjunction with the financial statements and related notes of the Burlington Group and the Company.

RESULTS OF OPERATIONS

                                                        Years Ended December 31
(In thousands)                             1997            1996            1995
-------------------------------------------------------------------------------
Operating revenues:
     BAX Global                      $1,662,338       1,484,869       1,403,195
===============================================================================
Operating profit:
     BAX Global                      $   63,264          64,604          58,723
     General corporate expense           (6,859)         (7,433)         (4,770)
-------------------------------------------------------------------------------
Operating profit                     $   56,405          57,171          53,953
===============================================================================

Net income for the Burlington Group for 1997 was $32.3 million, including a $12.5 million pre-tax charge ($7.9 million after-tax) related to consulting expenses for the redesign of BAX Global's business processes and new information systems architecture, compared with $33.8 million for 1996. Operating profit for 1997, after the $12.5 million charge, totaled $56.4 million compared with $57.2 million in 1996. Net income and operating profit in 1997 benefited from substantial additional volumes of freight directed to BAX Global during a Teamsters' strike against United Parcel Service (the "UPS Strike") in the third quarter of 1997, which added an estimated $2.6 million to operating profit and $1.6 million to net income. Revenues for 1997 increased $177.5 million to $1.7 billion as compared with 1996. Operating expenses and selling, general and administrative expenses for 1997 increased $179.2 million to $1.6 billion.

Net income for the Burlington Group for 1996 was $33.8 million, compared with $32.9 million in 1995. Operating profit totaled $57.2 million in 1996, compared with $54.0 million in 1995. Results for 1996 were impacted by higher general corporate expenses, of which approximately $1 million (pretax) related to the relocation of the Company's corporate headquarters to Richmond, Virginia. Revenues increased $81.7 million or 6% during 1996 as compared with the prior year. Operating expenses and selling, general and administrative expenses for 1996 increased $77.2 million or 6% over the 1995 level.


BAX Global Inc.

The following is a table of selected financial data for BAX Global on a comparative basis:

(Dollars in thousands - except per                     Years Ended December 31
pound/shipment amounts)                        1997         1996          1995
==============================================================================
Operating revenues:
     Intra-U.S.:
     Expedited freight services          $  620,839      547,647       528,174
     Other                                    7,579        6,906         6,917
------------------------------------------------------------------------------
Total Intra-U.S                             628,418      554,553       535,091
International:
     Expedited freight services             784,730      713,834       698,624
     Customs clearances                     124,145      120,438       103,509
     Ocean and other                        125,045       96,044        65,971
------------------------------------------------------------------------------
Total International                       1,033,920      930,316       868,104
------------------------------------------------------------------------------
Total operating revenues                  1,662,338    1,484,869     1,403,195
Operating expenses                        1,455,336    1,301,974     1,234,095
Selling, general and administrative         146,245      119,821       113,210
------------------------------------------------------------------------------
Total costs and expenses                  1,601,581    1,421,795     1,347,305
------------------------------------------------------------------------------
Other operating income, net                   2,507        1,530         2,833
------------------------------------------------------------------------------
Operating profit:
     Intra-U.S                               36,858       36,143        30,416
     International                           38,906       28,461        28,307
     Other(a)                               (12,500)

Total operating profit                   $   63,264       64,604        58,723
==============================================================================
Depreciation and amortization            $   29,667       23,254        19,856
==============================================================================
Cash capital expenditures                $   30,955       59,238        32,288
==============================================================================
Expedited freight services shipment
     growth rate (b)                           12.0%         1.3%          6.2%
Expedited freight services weight
     growth rate (b):
     Intra-U.S                                  8.7%         3.3%         (3.8%)
     International                              9.0%         2.5%         29.1%
     Worldwide                                  8.9%         2.9%         11.3%
Expedited freight services weight
     (million pounds)                       1,556.6      1,430.0       1,390.2
==============================================================================
Expedited freight services shipments
     (thousands)                              5,798        5,179         5,112
==============================================================================
Expedited freight services average:
     Yield (revenue per pound)           $    0.903        0.882         0.882
     Revenue per shipment                $      242          244           240
     Weight per shipment (pounds)               268          276           272
==============================================================================

(a) Consulting expenses related to the redesign of BAX Global's business processes and information systems architecture of which $4.75 million and $7.75 million were attributed to Intra-U.S. and International operations, respectively. These expenses are included in selling, general and administrative expenses.

(b) Compared to the same period in the prior year.

BAX Global's operating profit, including the $12.5 million charge, amounted to $63.3 million in 1997, a decrease of $1.3 million (2%) from the level achieved in 1996. Worldwide revenues increased by 12% to $1.7 billion from $1.5 billion in 1996. The $177.5 million growth in revenues reflects a 9% increase in worldwide expedited freight services pounds shipped, which reached 1,556.6 million pounds in 1997, combined with a 2% increase in yield on this volume. In addition, non-expedited freight services revenues increased $33.4 million (15%) during 1997 as compared to 1996. Worldwide expenses in 1997 which include the $12.5 million charge, amounted to $1.6 billion, $179.8 million (13%) higher than 1996.

In 1997, BAX Global's intra-U.S. revenues increased from $554.6 million to $628.4 million. This $73.8 million (13%) increase was primarily due to an increase of $73.2 million in intra-U.S. expedited freight services revenues. The higher level of expedited freight services revenue in 1997 resulted from a 9% increase in weight shipped coupled with a 4% increase in the average yield. The increase in average yield was the combination of higher average pricing (both overnight and second day freight). The higher average pricing was due, in large part, to the effects of the UPS Strike and to an intra-U.S. shipment surcharge which was initiated in September 1996 to offset various cost increases. In addition, the average revenue per shipment and the average weight per shipment decreased as a result of the UPS Strike since, the additional volume, on average, consisted of a large number of smaller shipments. Excluding the estimated effects of the UPS Strike, both of these averages increased over 1996. Intra-U.S. operating profit during 1997, excluding any impact of the aforementioned $12.5 million charge, increased $0.7 million from the $36.1 million recorded in 1996. Intra-U.S. operating profit in 1996 benefited from the reduction in Federal excise tax liabilities while 1997 was favorably impacted by the UPS Strike. However, the estimated $2.6 million operating profit benefit from the UPS Strike was more than offset by higher transportation expenses associated with additional capacity designed to improve on-time customer service and to meet the rising demand in some of BAX Global's high growth markets.

International revenues in 1997 increased $103.6 million (11%) to $1,033.9 million from the $930.3 million recorded in 1996. International expedited freight services revenue increased $70.9 million (10%) due to a 9% increase in weight shipped combined with a 1% increase in the average yield. The increase in the average yield on international expedited freight is primarily due to the fuel surcharge implemented by BAX Global in March 1997 in reaction to a corresponding surcharge implemented by its third party transportation providers. International non-expedited freight services revenue increased $32.7 million (15%) in 1997 as compared to 1996. The higher revenues relate to increases in international logistics management services, primarily the result


                                       44
of the Cleton acquisition (discussed below), and the continued expansion of ocean freight services. International operating profit in 1997, excluding any impact of the aforementioned $12.5 million charge, increased $10.4 million (37%) from the $28.5 million recorded in 1996. Operating profit during 1997 benefited from the increased revenues combined with improved margins on U.S. exports.

Operating results for the first quarter of 1998 are expected to be below those of the comparable 1997 quarter. While volume to date in the 1998 quarter has increased from that of the comparable 1997 period, transportation expenses are continuing at higher levels over those in the comparable 1997 period. These results for the first quarter are being impacted by a combination of factors including service disruptions resulting from weather delays, equipment problems, incremental information technology expenditures, including Year 2000 and a softened export market due, in part, to the financial situation in Asia.

BAX Global operating profit in 1996 amounted to $64.6 million, an increase of $5.9 million (10%) from the $58.7 million reported in 1995. Worldwide revenues in 1996 increased 6% to $1.5 billion from $1.4 billion in 1995. The $81.7 million growth in revenues principally reflects a 3% increase in worldwide expedited freight services pounds shipped, which reached 1,430.0 million pounds in 1996. In addition, non-expedited freight services revenues increased $47.0 million (27%) during 1996 as compared to 1995. Worldwide expenses in 1996 amounted to $1.4 billion, $74.5 million (6%) higher than 1995.

In 1996, BAX Global's intra-U.S. revenues increased from $535.1 million to $554.6 million. This $19.5 million (4%) increase was due to a corresponding increase of $19.5 million in intra-U.S. expedited freight services revenues. The higher level of expedited freight services revenue in 1996 primarily resulted from a 3% increase in weight shipped. The average yield on this volume remained essentially unchanged in 1996 as compared to 1995 due to lower average pricing and sales mix for BAX Global's overnight service, offset by the initiation of a surcharge in September 1996 on all domestic shipments. Intra-U.S. operating profit in 1996 increased 19% from $30.4 million in 1995 to $36.1 million in 1996. The increase in operating profit reflects higher volume and lower average transportation costs (primarily the benefit of reduced Federal excise tax liabilities prior to re-instatement of such tax in August 1996), partially offset by higher fuel costs.

International revenues in 1996 increased $62.2 million (7%) to $930.3 million from the $868.1 million recorded in 1995. International expedited freight services revenues increased $15.2 million (2%) due to a 3% increase in weight shipped, offset partially by a slightly lower average yield. In addition, international non-expedited freight services revenue increased $47.0 million (28%) in 1996 as compared to 1995. The increase is primarily due to an increase in customs clearance and an expansion of ocean freight services. International operating profit in 1996 amounted to $28.5 million essentially unchanged from the $28.3 million recorded in 1995. Operating profit during 1996, primarily reflects improved operating margins on U.S. exports and ocean freight services. However, these improvements were offset, in large part, by added costs related to the expansion of ocean and logistics operations and further investments to strengthen BAX Global's worldwide network including quality improvements in global systems, facilities and acquisitions.

In June 1997, BAX Global completed its acquisition of Cleton & Co. ("Cleton"), a leading logistics provider in the Netherlands. BAX Global acquired Cleton for the equivalent of U.S. $10.7 million, and the initial assumption of the equivalent of U.S. $10.0 million of debt of which approximately U.S. $6.0 million was outstanding at December 31, 1997. Additional contingent payments ranging from the current equivalent of U.S. $0 to U.S. $18.0 million will be paid over the next three years based on certain performance criteria of Cleton.

In February 1998, BAX Global signed an agreement to acquire, subject to regulatory and judicial approvals and other conditions to closing, the privately held Air Transport International LLC ("ATI") for a purchase price approximating $25-28 million, subject to possible adjustments. ATI is a U.S.-based freight and passenger airline which operates a certificated fleet of DC-8 aircraft providing services to BAX Global and other customers. The ATI acquisition is part of BAX Global's strategy to improve the quality of its service offerings for its customers by increasing its control over flight operations. As a result of this agreement, BAX Global is suspending its efforts to start up its own certificated airline carrier operations.

During 1997, BAX Global began a BAX Process Innovation ("BPI") Program which was comprised of an extensive review of all aspects of the company's operations. Senior management from around the world, working with a major consulting firm, reviewed all areas of the business including sales, operations, finance, logistics and information technology. BPI detailed improvements in its worldwide business through development of information systems that are intended to enhance productivity and improve the company's competitive position.

In 1998, BAX Global initiated a commitment for BPI of approximately $50 million over the next six to nine months. As more details of this plan are being developed, BPI will be integrated with BAX Global's continuous improvement program. BAX Global now anticipates spending approximately $120 million


(including the aforementioned $50 million) on information technology systems during 1998 and 1999 which will include substantial improvements to its information systems, annual recurring capital costs and spending for Year 2000 compliance issues. These expenditures are expected to occur equally between the two years, with approximately one-third expected to be expensed as incurred while the remainder will be capitalized.

Foreign Operations

A portion of the Burlington Group's financial results is derived from activities in several foreign countries, each with a local currency other than the U.S. dollar. Because the financial results of the Burlington Group are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The Burlington Group's international activity is not concentrated in any single currency, which limits the risks of foreign currency rate fluctuations. In addition, these rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The Burlington Group routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Company, on behalf of the Burlington Group, uses foreign currency forward contracts to hedge the risks associated with such transactions. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. In addition, translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. A subsidiary in Mexico operates in such a highly inflationary economy. Prior to January 1, 1998, the economy in Brazil, in which the Burlington Group has a subsidiary, was considered highly inflationary.

The Burlington Group is also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, controls on repatriation of earnings and capital, nationalization, political instability, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Burlington Group cannot be predicted.

Corporate Expenses

A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Burlington Group based upon utilization and other methods and criteria which management believes to be an equitable and a reasonable estimate of the costs attributable to the Burlington Group. These attributions were $6.9 million, $7.4 million and $4.8 million in 1997, 1996 and 1995, respectively.

Higher 1996 corporate expenses were primarily due to the relocation of the Company's corporate headquarters to Richmond, Virginia, during September 1996. The costs of this move, including moving expenses, employee relocation, severance pay and temporary employee costs, amounted to $2.9 million. Approximately $1 million of these costs were attributed to the Burlington Group. The increase in the corporate expense allocation in 1996 and 1997 excluding the 1996 relocation costs is primarily due to a higher proportion of services attributable to the Burlington Group as well as higher general corporate expenses.

Corporate expenses for the first quarter of 1998 will reflect approximately $6 million related to payments or accruals being made pursuant to the retirement agreement between the Company and Joseph C. Farrell, former Chairman, President and Chief Executive Officer of the Company. Approximately $2.1 million of those expenses will be attributed to the Burlington Group.

Other Operating Income, Net

Other net operating income increased $1.0 million in 1997 to $2.5 million and decreased $1.3 million to $1.5 million in 1996 from $2.8 million in 1995. Other operating income principally includes foreign exchange transaction gains and losses, and the changes for the comparable periods are due to normal fluctuations in such gains and losses.

Interest Income

Interest income decreased $1.7 million to $0.8 million in 1997 from $2.5 million in 1996, which was $1.9 million lower than the $4.4 million level in 1995. The decreases in both years are primarily attributed to decreased interest income earned on lower average amounts owed by the Minerals Group.

Interest Expense

Interest expense for 1997 increased $1.1 million to $5.2 million and decreased $1.0 million in 1996 to $4.1 million from $5.1 million in 1995. The fluctuation in the level of interest in 1997, 1996 and 1995 is primarily due to fluctuations in the average borrowings, a significant portion of which resulted from the Burlington Group's expansion of international operations.

Other Expense, Net

In 1997, other net expense decreased by $1.3 million to $0.7 million. In 1996, other net expense increased $0.3 million to $2.0 million as compared to 1995. Other net expense in 1996 includes a loss for the termination of an overseas sublease agreement by BAX Global.


Income Taxes

The provision for income taxes was 37% in 1997 and 1996 and 36% in 1995. These rates exceeded the statutory federal income tax rate of 35% primarily due to provisions for state income taxes and goodwill amortization, partially offset by lower taxes on foreign income.

FINANCIAL CONDITION

A portion of the Company's corporate assets and liabilities has been attributed to the Burlington Group based upon utilization of the shared services from which assets and liabilities are generated. Management believes this attribution to be an equitable and a reasonable estimate of the cost attributable to the Burlington Group.

Corporate assets, which were allocated to the Burlington Group consisted primarily of pension assets and deferred income taxes and amounted to $11.3 million at December 31, 1997 and $17.6 million at December 31, 1996.

Cash Flow Requirements

Cash provided by operating activities totaled $71.5 million in 1997, an increase of $8.4 million from $63.1 million in 1996. Although net income decreased $1.5 million, higher non-cash charges included in net income led to an additional $12.2 million in operating cash flow during the year. Cash generated from operating activities was not sufficient to fund investing (primarily aircraft heavy maintenance and capital expenditures) and share activities. As a result, net cash borrowings (including repayments from the Minerals Group) approximated $14.0 million. The combination of these activities resulted in an increase in cash and cash equivalents of $11.0 million during 1997.

Capital Expenditures

Cash capital expenditures for 1997 totaled $31.0 million and an additional $0.4 million of expenditures were made through capital leases. This compares to cash capital expenditures in 1996 of $61.3 million, with an additional $1.0 million of expenditures made through capital leases. Capital expenditures made during 1997 included expenditures related to the maintenance of ongoing operations and the development of new information systems. Capital expenditures in 1996 included the purchase of three aircraft and the acquisition of new support facilities.

Cash capital expenditures in 1998 are currently expected to approximate $56.0 million, excluding any potential expenditures related to the aforementioned BPI program and other information technology systems. The 1998 estimated expenditures exceed the 1997 level by approximately $36 million due primarily to the planned expansion of new facilities. In addition to these capital expenditures, BAX Global anticipates spending approximately $24 million on aircraft heavy maintenance in 1998.

Financing

The Burlington Group intends to fund capital expenditures through cash flow from operating activities or through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements and other borrowing arrangements.

Total debt outstanding at December 31, 1997 was $71.3 million an increase of $9.7 million from the $61.6 million reported at December 31, 1996. The net increase in debt primarily reflects additional borrowings related to the Cleton acquisition in mid-1997.

The Company has a $350.0 million credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million. The maturity date of both the term loan and the revolving credit portion of the Facility is May 2001. Interest on borrowings under the Facility is payable at rates based on prime, certificate of deposit, Eurodollar or money market rates. At December 31, 1997 and 1996, borrowings of $100.0 million were outstanding under the term loan portion of the Facility and $25.9 million and $23.2 million, respectively, of additional borrowings were outstanding under the remainder of the Facility. Of the total outstanding amount under the Facility at December 31, 1997, $10.9 million was attributed to the Burlington Group. No portion of the total amount outstanding under the Facility at December 31, 1996 was attributed to the Burlington Group.

In July 1997, the Company repaid the $14.3 million 4% subordinated debentures attributed to the Burlington Group, which were outstanding at December 31, 1996. Borrowings under the Facility were used to make this payment.

Under the terms of the Facility, the Company has agreed to maintain at least $400.0 million of Consolidated Net Worth, as defined, and can incur additional indebtedness of approximately $610 million at December 31, 1997.

Related Party Transactions

At December 31, 1997, under an interest bearing borrowing arrangement, the Minerals Group had no borrowings from the Burlington Group at December 31, 1997 and owed the Burlington Group $7.7 million at December 31, 1996.

At December 31, 1997 and 1996, the Burlington Group owed the Minerals Group $18.2 million and $24.3 million, respectively, for tax payments representing Minerals Group's tax benefits utilized by the Burlington Group in accordance with the Company's tax sharing policy. Approximately $5 million of the amount owed at December 31, 1997 is expected to be paid within one year. The Burlington Group paid the Minerals Group $10.3 million for the utilization of such tax benefits during 1997.


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

Foreign currency forward contracts--The Company, on behalf of the Burlington Group, enters into foreign currency forward contracts with a duration of up to one year as a hedge against liabilities denominated in various currencies. These contracts minimize the Burlington Group's exposure to exchange rate movements related to cash requirements of foreign operations denominated in various currencies. At December 31, 1997, the total notional value of foreign currency forward contracts outstanding was $2.2 million. As of such date, the fair value of the foreign currency forward contracts approximated notional value.

Fuel contracts--The Company, on behalf of the Burlington Group, has hedged a portion of its jet fuel requirements through several commodity option transactions that are intended to protect against significant increases in jet fuel prices. At December 31, 1997, these transactions aggregated 33.3 million gallons and mature periodically throughout the first three quarters of 1998. The fair value of these fuel hedge transactions may fluctuate over the course of the contract period due to changes in the supply and demand for oil and refined products. Thus, the economic gain or loss, if any, upon settlement of the contracts may differ from the fair value of the contracts at an interim date. At December 31, 1997, the fair value of these contracts was not significant.

Interest rate contracts--In connection with the aircraft leasing transactions by BAX Global, the Company has entered into an interest rate swap agreement. This variable to fixed interest rate swap agreement has a notional value of $30.0 million and fixes the Company's interest rate at 7.05% through January 2, 1998. At December 31, 1997, the fair value of the contract was not significant.

Readiness for Year 2000

The Burlington Group has taken actions to understand the nature and extent of the work required to make its systems, services and infrastructure Year 2000 compliant. The Burlington Group is currently preparing its financial, information and other computer-based systems for the Year 2000, including replacing and/or updating existing systems. The Burlington Group continues to evaluate the additional estimated costs associated with these efforts, which it currently estimates to be between $30-$35 million over the next two years. Based on actual experience and available information, the Burlington Group believes that it will be able to manage its Year 2000 transition without any material adverse effect on its business operations, services or financial condition. However, if the applicable modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 issue could have a material adverse impact on the operations of the Burlington Group. Further, management is currently evaluating the extent to which the Burlington Group's interface systems are vulnerable to its suppliers' and customers' failure to remediate their own Year 2000 issues as there is no guarantee that the systems of other companies on which the Burlington Group's systems rely will be timely and adequately converted.

Contingent Liabilities

Under the Coal Industry Retiree Health Benefit Act of 1992 (the "Health Benefit Act"), the Company and its majority-owned subsidiaries at July 20, 1992, including certain companies of the Burlington Group are jointly and severally liable with certain companies of the Minerals Group and of the Brink's Group for the costs of health care coverage provided for by that Act. For a description of the Health Benefit Act and a calculation of certain of such costs, see Note 14 to the Company's consolidated financial statements. At this time, the Company expects the Minerals Group to generate sufficient cash flow to discharge its obligations under the Act.

In April 1990, the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ("Tankport") in Jersey City, New Jersey, which operations were sold in 1983. Under the settlement agreement, the Company is obligated to pay 80% of the remediation costs. Based on data available to the Company and its environmental consultants, the Company estimates its portion of the cleanup costs on an undiscounted basis using existing technologies to be between $6.6 million and $11.9 million over a period of up to five years. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which the cleanup will be conducted. The clean-up estimates have been modified from prior years' in light of cost inflation and certain assumptions the Company is making with respect to the end use of the property. The estimate of costs and the timing of payments could change as a result of changes to the remediation plan required, changes in the technology available to treat the site, unforseen circumstances existing at the site and additional cost inflation.

The Company commenced insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable


                                       48
under comprehensive general liability and pollution liability policies maintained by the Company. In August 1995, the District Court ruled on various Motions for Summary Judgment. In its decision, the Court found favorably for the Company on several matters relating to the comprehensive general liability policies but concluded that the pollution liability policies did not contain pollution coverage for the types of claims associated with the Tankport site. On appeal, the Third Circuit reversed the District Court and held that the insurers could not deny coverage for the reasons stated by the District Court, and the case was remanded to the District Court for trial. In the event the parties are unable to settle the dispute, the case is scheduled to be tried beginning September, 1998. Management and its outside legal counsel continue to believe that recovery of a substantial portion of the cleanup costs will ultimately be probable of realization. Accordingly, based on estimates of potential liability, probable realization of insurance recoveries, related developments of New Jersey law and the Third Circuit's decision, it is the Company's belief that the ultimate amount that it would be liable for is immaterial.

Capitalization

The Company has three classes of common stock: Burlington Stock, Pittston Brink's Group Common Stock ("Brink's Stock") and Pittston Minerals Group Common Stock ("Minerals Stock") which were designed to provide shareholders with separate securities reflecting the performance of the Burlington Group, Brink's Group and Minerals Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting any of the Groups. The Burlington Group consists of the BAX Global operations of the Company. The Brink's Group consists of the Brink's, Incorporated ("Brink's") and Brink's Home Security, Inc. ("BHS") operations of the Company. The Minerals Group consists of the Pittston Coal Company ("Coal Operations") and Pittston Mineral Ventures ("Mineral Ventures") operations of the Company. The Company prepares separate financial statements for the Burlington, Brink's and Minerals Groups in addition to consolidated financial information of the Company.

The Company has the authority to issue up to 2,000,000 shares of preferred stock, par value $10 per share. In January 1994, the Company issued $80.5 million (161,000 shares) of Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock"), convertible into Minerals Stock. The Convertible Preferred Stock, which is attributable to the Minerals Group, pays an annual cumulative dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available; therefore, when, as and if declared by the Board and bears a liquidation preference of $500 per share, plus an attributed amount equal to accrued and unpaid dividends thereon.

Under the share repurchase programs authorized by the Board of Directors of the Company (the "Board"), the Company purchased shares in the periods presented as follows:

                                                        Years Ended December 31
(Dollars in millions)                                  1997                1996
-------------------------------------------------------------------------------
Burlington Stock:

     Shares                                         332,300              75,600
     Cost                                          $    7.4                 1.4

Convertible Preferred Stock:
     Shares                                           1,515              20,920
     Cost                                          $    0.6                 7.9
     Excess carrying amount (a)                    $    0.1                 2.1
===============================================================================

(a) The excess of the carrying amount of the Convertible Preferred Stock over the cash paid to holders for repurchases made during the years which is deducted from preferred dividends in the Company's Statement of Operations.

In May 1997, the Board authorized an increase in the remaining repurchase authority with respect to the Convertible Preferred Stock to $25.0 million, leaving the Company the remaining authority to repurchase an additional $24.4 million of such stock. As of December 31, 1997 the Company had remaining authority to purchase over time 1.1 million shares of Pittston Burlington Group Common Stock. The aggregate purchase price limitation for all common stock was $24.9 million at December 31, 1997. The authority to repurchase shares remains in effect in 1998.

Dividends

The Board intends to declare and pay dividends, if any, on Burlington Stock based on the earnings, financial condition, cash flow and business requirements of the Burlington Group. Since the Company remains subject to Virginia law limitations on dividends, losses by the Minerals Group or the Brink's Group could affect the Company's ability to pay dividends in respect of stock relating to the Burlington Group.

During 1997 and 1996, the Board declared and the Company paid dividends on Burlington Stock of 24 cents per share.

In 1997 and 1996, dividends paid on the Convertible Preferred Stock were $3.6 million and $3.8 million, respectively.


Accounting Changes

In 1997, the Burlington Group implemented Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted net income per share with basic and diluted net income per share (Note 10). Unlike primary net income per share, basic net income per share excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share is very similar to the previous fully diluted net income per share. All prior-period net income per share data has been restated to conform with the provisions of SFAS No. 128.

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

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", will be implemented in the financial statements for the year ended December 31, 1998. SFAS No. 131 requires publicly-held companies to report financial and descriptive information about operating segments in financial statements issued to shareholders for interim and annual periods. The SFAS also requires additional disclosures with respect to products and services, geographic areas of operation and major customers. The adoption of this SFAS is not expected to have a material impact on the financial statements of the Burlington Group.

Forward Looking Information

Certain of the matters discussed herein, including statements regarding the expected outcome of 1998 first quarter results, BPI and information technology capital investment projections, the expected benefits from the ATI acquisition and from BAX Global's continuous improvement program on financial results and the readiness for Year 2000, involve forward looking information which is subject to known and unknown risks, uncertainties and contingencies, which could cause actual results, performance or achievements to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the Burlington Group and the Company, include, but are not limited to, overall economic and business conditions, the demand for the BAX Global's services, pricing and other competitive factors in the industry, new government regulations, variations in costs or expenses, the consummation and successful integration of the ATI acquisition, changes in the scope of BPI and Year 2000 initiatives, delays or problems in the implementation of Year 2000 initiatives by the Burlington Group and/or its suppliers and customers and delays or problems in the design and implementation of BPI.


Pittston Minerals Group

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The financial statements of the Pittston Minerals Group (the "Minerals Group") include the balance sheets, results of operations and cash flows of the Pittston Coal Company ("Coal Operations") and Pittston Mineral Ventures ("Mineral Ventures") operations of The Pittston Company (the "Company"), and a portion of the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The Minerals Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate amounts reflected in these financial statements are determined based upon methods which management believes to be a reasonable and an equitable estimate of cost attributable to the Minerals Group.

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

RESULTS OF OPERATIONS

                                                       Years Ended December 31
(In thousands)                                1997          1996          1995
------------------------------------------------------------------------------
Net sales:
     Coal Operations                      $612,907       677,393       706,251
     Mineral Ventures                       17,719        19,120        16,600
------------------------------------------------------------------------------
Net sales                                 $630,626       696,513       722,851
==============================================================================
Operating profit (loss):
     Coal Operations                      $ 12,217        20,034        23,131
     Mineral Ventures                       (2,070)        1,619           207
------------------------------------------------------------------------------
     Segment operating profit               10,147        21,653        23,338
     General corporate expense              (5,988)       (6,555)       (7,266)
------------------------------------------------------------------------------
Operating profit                          $  4,159        15,098        16,072
==============================================================================

In 1997, the Minerals Group reported net income of $4.2 million, compared to net income of $10.7 million in 1996. Operating profit totaled $4.2 million in 1997 as compared to $15.1 million in 1996. Net sales during 1997 decreased $65.9 million (9%) compared to 1996. In 1997, the Minerals Group's operating profit benefited from a $3.1 million reversal of restructuring liabilities. In 1996, the Minerals Group's operating profit and net income included three significant items (related to Coal Operations): a $35.7 million benefit from the settlement of the Evergreen lawsuit at an amount lower than previously accrued ($23.2 million after-tax); a $29.9 million charge related to the adoption of a new accounting standard regarding the impairment of long-lived assets ($19.5 million after-tax); and an $11.7 million benefit from the reversal of excess restructuring liabilities ($7.6 million after-tax). Excluding the three items mentioned above, Coal Operations would have recorded operating profit of $2.7 million for 1996 and the Minerals Group would have had a net loss of $0.6 million for 1996.

In 1996, the Minerals Group reported net income of $10.7 million, compared to net income of $14.0 million in 1995. Operating profit totaled $15.1 million in 1996 compared with $16.1 million in the prior year. Net sales during 1996 decreased $26.3 million (4%) compared to the corresponding period in 1995. Operating profit and net income during 1996 included the three significant items discussed above.


Coal Operations

The following is a table of selected financial data for Coal Operations on a comparative basis:

                 Years Ended December 31
(In thousands)                                 1997          1996          1995
===============================================================================
Net sales                                 $ 612,907       677,393       706,251

Cost of sales                               594,688       693,505       683,621
Selling, general and administrative          19,457        24,261        22,415
Restructuring and other credits,
     including litigation accrual            (3,104)      (47,299)           --
-------------------------------------------------------------------------------
Total costs and expenses                    611,041       670,467       706,036
-------------------------------------------------------------------------------
Other operating income, net                  10,351        13,108        22,916
-------------------------------------------------------------------------------
Operating profit                          $  12,217        20,034        23,131
===============================================================================
Coal sales (tons):
     Metallurgical                            7,655         8,124         8,607
     Utility and industrial                  12,813        14,847        15,789
-------------------------------------------------------------------------------
Total coal sales                             20,468        22,971        24,396
===============================================================================
Production/purchased (tons):
     Deep                                     4,975         3,930         3,982
     Surface                                 10,238        11,151        12,934
     Contract                                 1,433         1,621         1,941
-------------------------------------------------------------------------------
                                             16,646        16,702        18,857
Purchased                                     4,075         5,762         6,047
-------------------------------------------------------------------------------
Total                                        20,721        22,464        24,904
===============================================================================

Coal Operations generated an operating profit of $12.2 million in 1997, compared to $20.0 million reported in 1996 and $23.1 million reported in 1995. Operating results in 1997 included a benefit of $3.1 million from the reversal of excess restructuring liabilities. Operating results in 1996 included a benefit of $35.7 million from the settlement of the Evergreen case at an amount lower than previously accrued in 1993 and a benefit from excess restructuring liabilities of $11.7 million. These 1996 benefits were offset, in part, by a $29.9 million charge related to the adoption of a new accounting standard regarding the impairment of long-lived assets. The charge is included in cost of sales ($26.3 million) and selling, general and administrative expenses ($3.6 million). All three of these items are discussed in greater detail below. In addition, operating profit in 1996 was also impacted by a $3.0 million benefit from a litigation settlement offset by a decrease in other operating income of $9.8 million, primarily due to decreases in gains from the sale of coal assets which generated $11.9 million in 1995.

Coal Operations' operating profit, excluding restructuring credits, the effects of the Evergreen Settlement and the adoption of SFAS No. 121, is analyzed as follows:

                                                         Years Ended December 31
(In thousands)                                      1997        1996        1995
================================================================================
Net coal sales (a)                              $604,140     670,121     702,864
Current production cost of coal sold (a)         558,658     634,754     648,383
--------------------------------------------------------------------------------
Coal margin                                       45,482      35,367      54,481
Non-coal margin                                    2,465       2,177         749
Other operating income, net                       10,351      13,108      22,916
--------------------------------------------------------------------------------
Margin and other income                           58,298      50,652      78,146
--------------------------------------------------------------------------------
Other costs and expenses:
     Idle equipment and closed mines               2,309       1,044       9,980
     Inactive employee cost                       27,419      26,300      22,620
     Selling, general and administrative          19,457      20,625      22,415
--------------------------------------------------------------------------------
Total other costs and expenses                    49,185      47,969      55,015
--------------------------------------------------------------------------------
Operating profit (before restructuring
     and other credits) (b)                     $  9,113       2,683      23,131
================================================================================
Coal margin per ton:
     Realization                                $  29.52       29.17       28.81
     Current production costs                      27.29       27.63       26.58
--------------------------------------------------------------------------------
Coal margin                                     $   2.23        1.54        2.23
================================================================================

(a) Excludes non-coal components

(b) Restructuring and other credits in 1997 consist of a benefit from excess restructuring liabilities of $3,104. Restructuring and other credits in 1996 consist of an impairment loss related to the adoption of SFAS No. 121 of $29,948 ($26,312 in cost of sales and $3,636 in selling, general and administrative expenses), a gain from the settlement of the Evergreen case of $35,650 at an amount lower than previously accrued and a benefit from excess restructuring liabilities of $11,649. Both the gain from the Evergreen case and the benefit from excess restructuring liabilities are included in Coal Operations' operating profit as "Restructuring and other credits, including litigation accrual".

Sales volume of 20.5 million tons in 1997 was 2.5 million tons less than the
23.0 million tons sold in 1996. Compared to 1996, steam coal sales in 1997 decreased by 2.0 million tons (14%), to 12.8 million tons and metallurgical coal sales declined by 0.5 million tons (6%), to 7.7 million tons. The steam sales reduction was due to the expiration of certain long-term contracts coupled with reduced spot sales. Steam coal sales represented 63% of total volume in 1997 and 65% in 1996.


For 1997, coal margin was $45.5 million, an increase of $10.1 million over 1996. Coal margin per ton increased to $2.23 per ton in 1997 from $1.54 per ton for 1996, due to a combination of a $0.35 per ton increase in realization and a $0.34 per ton decrease in the current production cost of coal sold. The increase in average realization per ton was due to an increase in steam realization as the majority of steam coal production is sold under long-term contracts containing price escalation provisions. This increase was partially offset by a decrease in the metallurgical coal realization due to lower average price settlements with metallurgical customers for the contract year which began on April 1, 1997. Expectations are that 1998 realizations on metallurgical coal sales will not significantly vary from 1997 levels.

The current production cost of coal sold for 1997 was $27.29 per ton as compared with $27.63 per ton for 1996. Production costs in 1997 were favorably impacted by lower surface mine costs per ton partially offset by higher per ton deep mine costs. In addition, 1997 production costs benefited from decreases in employee benefit and reclamation liabilities. Production for 1997 totaled 16.6 million tons, consistent with 1996 production of 16.7 million tons. Surface production accounted for 63% and 68% of the total volume in 1997 and 1996, respectively. Productivity of 37.6 tons per man day in 1997 was equal to that of 1996.

Non-coal margin was $2.5 million for 1997, an increase of $0.3 million, which largely reflects the impact of changes in natural gas prices over 1996. Other operating income was $10.4 million for 1997, a decrease of $2.8 million from 1996. Included in 1996 was a one-time benefit of $3.0 million from a litigation settlement.

Idle equipment and closed mine costs increased by $1.3 million in 1997 versus 1996. Inactive employee costs, which primarily represent long-term employee liabilities for pension and retiree medical costs were higher in 1997 as compared to 1996, increasing by $1.1 million. Selling, general and administrative expenses declined by $1.2 million (6%) in 1997 as compared to 1996 as a result of Coal Operations cost control efforts.

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

The increase in the current production cost per ton of coal sold for 1996 was due to higher company surface mine and purchased coal costs which were only partially offset by lower company deep mine and contract coal costs as well as a state tax credit for coal produced in Virginia. Current production costs in 1996 were also negatively impacted by higher fuel prices and increases in employee benefits, reclamation and environmental liabilities. Production for 1996 totaled
16.7 million tons, a decrease of 11% from 1995, principally reflecting reductions in production due to mine sales and closures in 1995. Surface mine production accounted for 68% and 70% of the total production volume in 1996 and 1995, respectively. Productivity of 37.6 tons per man day represented a slight increase from 1995.

Non-coal margin for 1996 increased by $1.4 million from 1995, reflecting higher gas prices. Other operating income, including sales of properties and equipment and third party royalties, amounted to $13.1 million in 1996, $9.8 million less than 1995. The higher level of income recorded in 1995 reflected gains of $11.9 million from the sale of coal assets.

Idle equipment and closed mine costs decreased by $8.9 million in 1996. Idle equipment expenses were reduced from the prior period level as a result of Coal Operations' improved equipment management program. Additionally, costs for 1995 were adversely impacted by the idling of two surface mines. Inactive employee costs, which primarily represent long-term employee liabilities for pension and retiree medical cost, increased by $3.7 million to $26.3 million in 1996. The unfavorable variance was due to the use of lower long-term interest rates to calculate the present value of the long-term liabilities in 1996. In addition, inactive employee costs in 1995 include a benefit of $2.5 million from a favorable litigation decision. Selling, general and administrative expenses continued to decline in 1996 as a result of cost control efforts implemented in 1995. These costs decreased $1.8 million (8%) in 1996 over the 1995 year.

At December 31, 1997, Coal Operations had a liability of $30.8 million for various restructuring costs which was recorded as restructuring and other charges in the Statement of Operations in years prior to 1995. Although coal production has ceased at the mines remaining in the accrual, Coal Operations will incur reclamation and environmental costs for several years to bring these properties into compliance with federal and state environmental laws. However, management believes that the reserve, as adjusted, at December 31, 1997, should be sufficient to provide for these future costs. Management does not


                                       53
anticipate material additional future charges to operating earnings for these facilities, although continual cash funding will be required over the next several years.

The initiation, in 1996, of a state tax credit for coal produced in Virginia, along with favorable labor negotiations and improved metallurgical market conditions for medium volatile coal, led management to continue operating an underground mine and a related coal preparation and loading facility previously included in the restructuring reserve. As a result of these decisions and favorable workers' compensation claim developments, Coal Operations reversed $3.1 million and $11.7 million of the reserve in 1997 and 1996, respectively. The 1996 reversal included $4.8 million related to estimated mine and plant closures, primarily reclamation, and $6.9 million in employee severance and other benefit costs. The entire 1997 reversal related to workers' compensation claim reserves.

The following table analyzes the changes in liabilities during the last three years for facility closure costs recorded as restructuring and other charges:

                                                            Employee
                                                   Mine  Termination,
                                       Leased       and      Medical
                                    Machinery     Plant          and
                                          and   Closure    Severance
(In thousands)                      Equipment     Costs        Costs      Total
===============================================================================
Balance December 31, 1994              $3,787    38,256       43,372     85,415
Payments (a)                            1,993     7,765        7,295     17,053
Other reductions (c)                      576     1,508           --      2,084
-------------------------------------------------------------------------------
Balance December 31, 1995               1,218    28,983       36,077     66,278
Reversals                                         4,778        6,871     11,649
Payments (b)                              842     5,499        3,921     10,262
Other reductions (c)                       --     6,267           --      6,267
-------------------------------------------------------------------------------
Balance December 31, 1996                 376    12,439       25,285     38,100
Reversals                                                      3,104      3,104
Payments (d)                              376     1,764        2,010      4,150
Other                                      --       468         (468)        --
-------------------------------------------------------------------------------
Balance December 31, 1997              $   --    11,143       19,703     30,846
===============================================================================

(a) Of the total payments made in 1995, $6,424 was for liabilities recorded in years prior to 1993, $2,486 was for liabilities recorded in 1993 and $8,143 was for liabilities recorded in 1994.

(b) Of the total payments made in 1996, $5,119 was for liabilities recorded in years prior to 1993, $485 was for liabilities recorded in 1993 and $4,658 was for liabilities recorded in 1994.

(c) These amounts represent the assumption of liabilities by third parties as a result of sales transactions.

(d) Of the total payments made in 1997, $3,053 was for liabilities recorded in years prior to 1993, $125 was for liabilities recorded in 1993 and $972 was for liabilities recorded in 1994.

During the next twelve months, expected cash funding of these charges will be approximately $4 to $6 million. The liability for mine and plant closure costs is expected to be satisfied over the next nine years, of which approximately 40% is expected to be paid over the next two years. The liability for workers' compensation is estimated to be 42% settled over the next four years with the balance paid during the following five to nine years.

In October 1992, the Coal Industry Retiree Health Benefit Act of 1992 (the "Health Benefit Act") was enacted as part of the Energy Policy Act of 1992. The Health Benefit Act established rules for the payment of future health care benefits for thousands of retired union mine workers and their dependents. The Health Benefit Act established a trust fund to which "signatory operators" and "related persons", including the Company and certain of its subsidiaries (the "Pittston Companies"), are jointly and severally liable for annual premiums for assigned beneficiaries, together with a pro rata share for certain beneficiaries who never worked for such employers ("unassigned beneficiaries"), in amounts determined on the basis set forth in the Health Benefit Act. For 1997, 1996 and 1995, these amounts, on a pretax basis, were approximately $9.3 million, $10.4 million and $10.8 million, respectively. The Company believes that the annual cash funding under the Health Benefit Act for the Pittston Companies' assigned beneficiaries will continue at approximately $9 million per year for the next several years and should begin to decline thereafter as the number of such assigned beneficiaries decreases.

Based on the number of beneficiaries actually assigned by the Social Security Administration, the Company estimates the aggregate pretax liability relating to the Pittston Companies' assigned beneficiaries remaining at December 31, 1997 at approximately $200 million, which when discounted at 7.5% provides a present value estimate of approximately $90 million.

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

In 1988, the trustees of the 1950 Benefit Trust Fund and the 1974 Pension Benefit Trust Funds (the "Trust Funds") established under collective bargaining agreements with the UMWA brought an action (the "Evergreen Case") against the Company and a number of its coal subsidiaries in the United States District Court for the District of Columbia, claiming that the defendants are obligated to contribute to such Trust Funds in accordance with the provisions of the 1988 and subsequent National Bituminous Coal Wage Agreements, to which neither the Company nor any of its subsidiaries is a signatory. In 1993, the Minerals Group recognized in its financial statements the potential liability that might have resulted from an ultimate adverse judgment in the Evergreen Case.


In late March 1996, a settlement was reached in the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows: approximately $25.8 million upon dismissal of the Evergreen Case and the remainder of $24.0 million in installments of $7.0 million in 1996 and $8.5 million in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Company. The second and third payments were paid according to schedule, and were funded through cash provided by operating activities. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan.

As a result of the settlement of the Evergreen Case at an amount lower than those previously accrued, the Minerals Group recorded a benefit of approximately $35.7 million ($23.2 million after-tax) in the first quarter of 1996 in its financial statements.

In 1996, the Minerals Group adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires companies to review assets for impairment whenever circumstances indicate that the carrying amount for an asset may not be recoverable. SFAS No. 121 resulted in a pre-tax charge to 1996 earnings for Coal Operations of $29.9 million ($19.5 million after-tax), of which $26.3 million was included in cost of sales and $3.6 million was included in selling, general and administrative expenses. Assets for which the impairment loss was recognized consisted of property, plant and equipment, advanced royalties and goodwill. These assets primarily related to mines scheduled for closure in the near term and idled facilities and related equipment. No such charge was incurred in 1997.

Mineral Ventures

The following is a table of selected financial data for Mineral Ventures on a comparative basis:

(Dollars in thousands, except                           Years Ended December 31
per ounce data)                                  1997         1996         1995
===============================================================================
Stawell Gold Mine
     Gold sales                               $17,714       19,071       16,449
     Other revenue                                  5           49          151
-------------------------------------------------------------------------------
Net sales                                      17,719       19,120       16,600
Cost of sales(a)                               14,242       13,898       12,554
Selling, general and administrative(a)          1,242        1,124        1,025
-------------------------------------------------------------------------------
Total costs and expenses                       15,484       15,022       13,579
-------------------------------------------------------------------------------
Operating profit-Stawell Gold Mine              2,235        4,098        3,021
Other operating expense, net                   (4,305)      (2,479)      (2,814)
-------------------------------------------------------------------------------
Operating (loss) profit                       $(2,070)       1,619          207
===============================================================================

(Dollars in thousands, except                           Years Ended December 31
per ounce data)                                      1997       1996       1995
===============================================================================
Stawell Gold Mine:
Mineral Ventures' 50% direct share:
     Ounces sold                                   42,024     45,957     40,302
     Ounces produced                               42,301     45,443     40,606
Average per ounce sold (US$):
     Realization(b)                               $   422        415        408
     Cash cost                                        302        287        297
===============================================================================

(a) Excludes $93 and $3,543 of non-Stawell related cost of sales and selling, general and administrative expenses, respectively, for 1997. Excludes $94 and $2,691 of non-Stawell related cost of sales and selling, general and administrative expenses, respectively, for 1996. Excludes $120 and $2,545 of non-Stawell related cost of sales and selling, general and administrative expenses, respectively, for 1995. Such costs are reclassified to cost of sales and selling, general and administrative expenses in the Minerals Group statement of operations.

(b) 1997 includes proceeds from the liquidation of a gold forward sale hedge position in July 1997. The proceeds from this liquidation were fully recognized by December 31, 1997.

Mineral Ventures, which primarily consists of a 50% direct and a 17% indirect interest in the Stawell gold mine ("Stawell") in western Victoria, Australia, generated an operating loss of $2.1 million in 1997 as compared to an operating profit of $1.6 million in 1996. Mineral Ventures' 50% direct interest in Stawell's operations generated net sales of $17.7 million in 1997 compared to $19.1 million in 1996 as the ounces of gold sold decreased 9% from 46.0 thousand ounces to 42.0 thousand ounces. The operating profit at Stawell of $2.2 million was $1.9 million lower than the operating profit of $4.1 million in 1996, reflecting a $15 per ounce increase (5%) in the cash cost of gold sold offset by a $7 per ounce increase (2%) in average realization. Stawell's operating costs in 1997 were negatively impacted by the collapse during construction of a new ventilation shaft that resulted in a write-off of $1.0 million, approximately $0.75 million, of which, is attributed to Mineral Ventures' 50% direct interest in Stawell with the remainder attributed to Mineral Ventures' 17% indirect interest in Stawell. Stawell's results were also negatively impacted by unfavorable ground conditions through the first half of 1997, and lower production and higher costs during the year resulting from the collapse of the aforementioned ventilation shaft.

Mineral Ventures generated an operating profit of $1.6 million in 1996 as compared to the $0.2 million reported in 1995. Mineral Ventures' 50% direct interest in Stawell's operations generated $19.1 million in gold sales in 1996 as compared with $16.4 million in 1995 as the ounces of gold sold increased 14% from 40.3 thousand ounces to 46.0 thousand ounces. The operating profit at Stawell increased from $3.0 million in 1995 to $4.1 million in 1996 reflecting a combination of a $7 per ounce increase in realization and a $10 per ounce decrease in the cash cost per ounce of gold sold. Operating costs in 1996 were lower than 1995, where operating costs were impacted by adverse geological conditions at the mine.


In July 1997, in reaction to the continued decline in the market price of gold, Mineral Ventures closed a gold forward sale hedge position relating to 16,397 ounces and realized proceeds of $2.6 million. These proceeds, which equate to approximately $160 per ounce were recognized for accounting purposes as ounces of gold were sold in the market. The full amount of these proceeds was recognized by December 31, 1997. As of December 31, 1997, approximately 19% of Mineral Ventures' proven and probable reserves had been sold forward under forward sales contracts that mature periodically through mid-1999. These contracts should result in an average realization of between $325 and $330 per ounce of gold sold through the end of 1998. At that time, realization will be dependent on the spot market or new contract hedge positions.

At December 31, 1997, remaining proven and probable gold reserves at the Stawell mine were estimated at 438,000 ounces. The joint venture also has exploration rights in the highly prospective district around the mine.

Other operating expense, net, includes equity earnings from joint ventures, primarily consisting of Mineral Ventures' 17% indirect interest in Stawell's operations and gold exploration costs for all operations excluding Stawell. Other operating expenses increased by $1.8 million and decreased by $0.3 million in 1997 and 1996, respectively, primarily due to joint venture losses. In addition, gold exploration costs increased from 1996 and are being incurred by Mineral Ventures in Nevada and Australia with its joint venture partners.

In addition to its interest in Stawell, Mineral Ventures has 17% indirect interest in the Silver Swan base metals property in Western Australia. The initial mining and commissioning of nickel at Silver Swan has proceeded according to plan and, after some customer delays, production and shipping schedules are also on plan.

Foreign Operations

A portion of the Minerals Group's financial results is derived from activities in Australia, which has a local currency other than the U.S. dollar. Because the financial results of the Minerals Group are reported in U.S. dollars, they are affected by the changes in the value of the foreign currency in relation to the U.S. dollar. Rate fluctuations may adversely affect transactions which are denominated in the Australian dollar. The Minerals Group routinely enters into such transactions in the normal course of its business. The Company, on behalf of the Minerals Group, from time to time, uses foreign currency exchange forward contracts to hedge the risks associated with certain transactions denominated in the Australian dollar. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged.

The Minerals Group is also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions.

Corporate Expenses

A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Minerals Group based upon utilization and other methods and criteria which management believes to be an equitable and a reasonable estimate of the cost attributable to the Minerals Group. These attributions were $6.0 million, $6.6 million and $7.3 million in 1997, 1996 and 1995, respectively.

The higher 1996 corporate expenses were primarily due to the relocation of the Company's corporate headquarters to Richmond, Virginia, during September 1996. The costs of this move in 1996, including moving expenses, employee relocation, severance pay and temporary employee costs, amounted to $2.9 million. Approximately $0.9 million of these costs were attributed to the Minerals Group. In addition, such expenses excluding the relocation costs, decreased in 1997 and 1996 over 1995 due to a lower proportion of services attributable to the Minerals Group somewhat offset by higher general corporate expenses.

Corporate expenses for the first quarter of 1998 will reflect approximately $6 million related to payments or accruals being made pursuant to the retirement agreement between the Company and Joseph C. Farrell, former Chairman, President and Chief Executive Officer of the Company. Approximately $1.8 million of those expenses will be attributed to the Minerals Group.

Other Operating Income, Net

Other net operating income decreased $3.7 million and $9.4 million, in 1997 and 1996, respectively. Other operating income for the Minerals Group principally includes royalty income and gains and losses from sales of coal assets. The decrease in 1997 versus 1996 is due to a $3.0 million one-time benefit related to a litigation settlement. The decrease in 1996 compared to 1995 was largely due to decreased income from sales of coal assets in 1996.

Interest Expense

Interest expense in 1997 increased $0.2 million to $10.9 million from $10.7 million in 1996 and increased $0.2 million in 1996 from $10.5 million in 1995. Interest expense increased in both years due to slight fluctuations in interest rates on borrowings under revolving credit facilities.

Income Taxes

In 1997, 1996 and 1995, a credit for income taxes was recorded due to the tax benefits of percentage depletion which can be used by the Company. Also a factor in the credit for income taxes recorded in 1997 was the generation of a pretax loss.

FINANCIAL CONDITION

A portion of the Company's corporate assets and liabilities has been attributed to the Minerals Group based upon utilization of the shared services from which assets and liabilities are generated. Management believes this attribution to be an


                                       56
equitable and a reasonable estimate of the costs attributable to the Minerals Group.

Corporate assets which were attributed to the Minerals Group consisted primarily of pension assets and deferred income taxes and amounted to $84.2 million and $89.4 million at December 31, 1997 and 1996, respectively.

Cash Flow Requirements

Cash provided by operating activities amounted to $49.6 million in 1997 compared to $19.8 million in 1996. The increase in cash provided by operating activities in 1997 is due, in part, to an increase in accounts receivable collections over 1996, as well as to the increased sale of extended term receivables. Net income, noncash charges and changes in operating assets and liabilities in 1996 were significantly affected by three items, a benefit from the settlement of the Evergreen case at an amount less than originally accrued, a charge related to SFAS No.121, and a benefit from the reversal of excess restructuring liabilities. These items had no effect on cash generated by operations except that the second and third Evergreen Case settlement payments of $7.0 million and $8.5 million were paid from operating cash in 1996 and 1997, respectively.

Cash flow from operating activities in 1997 and 1996 was also positively impacted for tax payments received from the Burlington and Brink's Groups, in the amounts of $10.3 million and $15.8 million, respectively. Such payments represent Minerals Group's tax benefits utilized by the Burlington and Brink's Groups and are settled in accordance with the Company's tax sharing policy. Funding requirements for long-term inactive employee liabilities amounted to approximately $40 million in 1997, compared to $45 million in 1996.

Cash flow provided by operating activities was sufficient to fund capital expenditures, net repayments to the Brink's and Burlington Groups and share activity. These activities, combined with a net reduction of external debt of $8.7 million, resulted in an essentially unchanged position in cash and cash equivalents.

Capital Expenditures

Cash capital expenditures for 1997 and 1996 totaled $26.4 million and $23.6 million, respectively. In 1997, Mineral Ventures and Coal Operations spent $3.9 million and $22.4 million, respectively. Additional expenditures financed through capital leases amounted to $0.6 million and $1.0 million in 1997 and 1996, respectively. The majority of expenditures by Coal Operations were for replacement and maintenance of current ongoing mining operations. The majority of Mineral Ventures expenditures related to project development.

In 1998, cash capital expenditures are expected to approximate $25 million. The 1998 estimated expenditures essentially equal those of 1997 and also relate to the maintenance of current ongoing mining operations.

Financing

The Minerals Group intends to fund capital expenditures through cash flow from operating activities or through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements, other borrowings arrangements or borrowings from the Brink's and Burlington Groups.

Total debt outstanding at December 31, 1997 was $116.7 million, a decrease of $8.3 million from the $125.0 million outstanding at December 31, 1996. The decrease in borrowings is due to increases in available cash flow used for repayment of outstanding amounts.

The Company has a $350.0 million credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million. The maturity date of both the term loan and the revolving credit portion of the Facility is May 31, 2001. Interest on borrowings under the Facility is payable at rates based on prime, certificate of deposit, Eurodollar or money market rates. At December 31, 1997 and 1996, borrowings of $100.0 million were outstanding under the term loan portion of the Facility and $25.9 million and $23.2 million, respectively, of additional borrowings were outstanding under the remainder of the Facility. Of the total outstanding amount under the Facility at December 31, 1997, $115.0 million was attributed to the Minerals Group. At December 31, 1996, all borrowings under the Facility were attributed to the Minerals Group.

Under the terms of the Facility, the Company has agreed to maintain at least $400.0 million of Consolidated Net Worth, as defined, and can incur additional indebtedness of approximately $610 million at December 31, 1997.

Related Party Transactions

At December 31, 1997, under interest bearing borrowing arrangements, the Minerals Group owed the Brink's Group $27.0 million, an increase of $3.0 million from the $24.0 million owed at December 31, 1996. The Minerals Group also owed the Burlington Group $7.7 million at December 31, 1996 all of which was repaid during 1997.

At year-end 1997 and 1996, the Brink's Group owed the Minerals Group $19.4 million and $18.8 million, respectively, for tax benefits. Approximately $19.0 million of the amounts owed at December 31, 1997 is expected to be paid within one year. Also at December 31, 1997 and 1996, the Burlington Group owed the Minerals Group $18.2 million and $24.3 million, respectively, for tax benefits, of which $5.0 million of the amounts owed at December 31, 1997 is expected to be paid in one year.


Off-balance Sheet Instruments

The Minerals Group utilizes off-balance sheet financial instruments, as discussed below, to hedge foreign currency and other market exposures. The risk that counterparties to such instruments may be unable to perform is minimized by limiting the counterparties to major financial institutions. The Company does not expect any losses due to such counterparty default.

Foreign currency forward contracts--The Company, on behalf of the Minerals Group, enters into foreign currency forward contracts, from time to time, with a duration of up to two years as a hedge against liabilities denominated in the Australian dollar. These contracts minimize the Minerals Group's exposure to exchange rate movements related to cash requirements of Australian operations denominated in Australian dollars. At December 31, 1997, the notional value of foreign currency forward contracts outstanding was $19.6 million and the fair value approximated notional value.

Gold contracts--In order to protect itself against downward movements in gold prices, the Company, on behalf of the Minerals Group, hedges a portion of its share of gold sales from the Stawell gold mine primarily through forward sales contracts. At December 31, 1997, 41,500 ounces of gold, representing approximately 19% of the Minerals Group's share of Stawell's proven and probable reserves, were sold forward under forward sales contracts that mature periodically through mid-1999. Because only a portion of its future production is currently sold forward, the Minerals Group can take advantage of increases and is exposed to decreases in the spot price of gold. At December 31, 1997, the fair value of the Minerals Group's forward sales contracts was not significant.

Interest rate contracts--The Company has two interest rate swap agreements which effectively convert a portion of its $100.0 million variable rate term loan to fixed rates. During 1995, the Company entered into an agreement maturing in July 1998, which fixes the Company's interest rate at 5.80% on $20.0 million in face amount of debt. During 1996, the Company entered into another variable to fixed interest rate swap agreement, maturing in February 1998, which fixes the Company's interest rate at 4.9% on an initial face amount of debt of $5.0 million. The notional amount increased by $5.0 million each quarter through the first quarter of 1997. The notional amount outstanding at December 31, 1997 was $20.0 million.

Fuel contracts--The Company, on behalf of the Minerals Group, has hedged a portion of its diesel fuel requirements through several commodity option transactions that are intended to protect against significant increases in diesel fuel prices. At December 31, 1997, these transactions aggregated 8.7 million gallons and mature periodically throughout 1998. The fair value of these fuel hedge transactions may fluctuate over the course of the contract period due to changes in the supply and demand for oil and refined products. Thus, the economic gain or loss, if any, upon settlement of the contracts may differ from the fair value of the contracts at an interim date. At December 31, 1997 the fair value of these contracts was not significant.

Readiness For Year 2000

The Minerals Group has taken actions to understand the nature and extent of the work required to make its systems, products and infrastructures Year 2000 compliant. As these efforts progress, the Minerals Group continues to evaluate the estimated costs associated with these efforts. Based upon its most recent estimates and its anticipated capital spending, the Minerals Group does not anticipate that it will incur any material costs in preparing for the Year 2000. The Minerals Group believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products or financial condition. However, if the applicable modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 issue could have a material adverse impact on the operations of the Minerals Group. Further, management is currently evaluating the extent to which the Minerals Group's interface systems are vulnerable to its suppliers' and customers' failure to remediate their own Year 2000 issues as there is no guarantee that the systems of other companies on which the Minerals Group's systems rely will be timely and adequately converted.

Contingent Liabilities

In April 1990, the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ("Tankport") in Jersey City, New Jersey, which operations were sold in 1983. Under the settlement agreement, the Company is obligated to pay 80% of the remediation costs. Based on data available to the Company and its environmental consultants, the Company estimates its portion of the cleanup costs on an undiscounted basis using existing technologies to be between $6.6 million and $11.9 million over a period of up to five years. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which the cleanup will be conducted. The clean-up estimates have been modified from prior years' in light of cost inflation and certain assumptions the Company is making with respect to the end use of the property. The estimate of costs and the timing of payments could change as a result of changes to the remediation plan required, changes in the technology available to treat the site, unforseen circumstances existing at the site and additional cost inflation.


The Company commenced insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. In August 1995, the District Court ruled on various Motions for Summary Judgment. In its decision, the Court found favorably for the Company on several matters relating to the comprehensive general liability policies but concluded that the pollution liability policies did not contain pollution coverage for the types of claims associated with the Tankport site. On appeal, the Third Circuit reversed the District Court and held that the insurers could not deny coverage for the reasons stated by the District Court, and the case was remanded to the District Court for trial. In the event the parties are unable to settle the dispute, the case is scheduled to be tried beginning September, 1998. Management and its outside legal counsel continue to believe that recovery of a substantial portion of the cleanup costs will ultimately be probable of realization. Accordingly, based on estimates of potential liability, probable realization of insurance recoveries, related developments of New Jersey law, and the Third Circuit's decision, it is the Company's belief that the ultimate amount that it would be liable for is immaterial.

Capitalization

The Company has three classes of common stock: Minerals Stock; Pittston Brink's Group Common Stock ("Brink's Stock") and Pittston Burlington Group Common Stock ("Burlington Stock") which were designed to provide shareholders with separate securities reflecting the performance of the Minerals Group, Brink's Group and Burlington Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting any of the Groups. The Minerals Group consists of the Coal Operations and Mineral Ventures operations of the Company. The Brink's Group consists of the Brink's, Incorporated ("Brink's") and the Brink's Home Security, Inc. ("BHS") operations of the Company. The Burlington Group consists of BAX Global Inc. ("BAX Global") operations of the Company. The Company prepares separate financial statements for the Minerals, Brink's and Burlington Groups in addition to consolidated financial information of the Company.

The Company has the authority to issue up to 2,000,000 shares of preferred stock, par value $10 per share. In January 1994, the Company issued $80.5 million (161,000 shares) of Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock"), convertible into Minerals Stock. The Convertible Preferred Stock, which is attributable to the Minerals Group, pays an annual cumulative dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available; therefore, when, as and if declared by the Board and bears a liquidation preference of $500 per share, plus an attributed amount equal to accrued and unpaid dividends thereon.

Under the share repurchase programs authorized by the Board of Directors of the Company (the "Board"), the Company purchased shares in the periods presented as follows:

                                                        Years Ended December 31
(Dollars in millions)                                1997                  1996
-------------------------------------------------------------------------------
Convertible Preferred Stock:
     Shares                                         1,515                20,920
     Cost                                          $  0.6                   7.9
     Excess carrying amount (a)                    $  0.1                   2.1
===============================================================================

(a) The excess of the carrying amount of the Convertible Preferred Stock over the cash paid to holders for repurchases made during the years which is deducted from preferred dividends in the Minerals Group and Company's Statements of Operations.

In May 1997, the Board authorized an increase in the remaining repurchasing authority with respect to Convertible Preferred Stock to $25.0 million, leaving the Company the remaining authority to repurchase an additional $24.4 million of such stock at December 31, 1997. As of December 31, 1997, the Company had remaining authority to purchase over time 1 million shares of Pittston Minerals Group Common Stock. The aggregate purchase price for all common stock was $24.9 million at December 31, 1997. The authority to repurchase shares remains in effect in 1998.

Dividends

The Board intends to declare and pay dividends, if any, on Minerals Stock based on the earnings, financial condition, cash flow and business requirements of the Minerals Group. Since the Company remains subject to Virginia law limitations on dividends, losses incurred by the Brink's and Burlington Groups could affect the Company's ability to pay dividends in respect of stock relating to the Minerals Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount as defined in the Company's Articles of Incorporation. The Available Minerals Dividend Amount may be reduced by activity that reduces shareholder's equity or the fair value of net assets of the Minerals Group. Such activity includes net losses by the Minerals Group, dividends paid on the Minerals Stock and the Convertible Preferred Stock, repurchases of Minerals Stock and the Convertible Preferred Stock, and foreign currency translation losses. At December 31, 1997, the Available Minerals Dividend Amount was at least $15.2 million.

Since its distribution of Minerals Stock in 1993, the Company has paid a cash dividend to its Minerals Stock shareholders at an annual rate of $0.65 per share, despite a mixed record of earnings and cash flows for the Minerals Group. The Company continues its focus on the financial and capital needs of the Minerals Group companies and, as always, is considering all strategic uses of available cash, including the dividend rate, with a view towards maximizing long-term shareholder value.


During 1997 and 1996, the Board declared and the Company paid dividends of 65 cents per share of Minerals Stock. In 1997 and 1996, dividends paid on the cumulative convertible preferred stock were $3.6 million and $3.8 million, respectively.

Accounting Changes

In 1997, the Minerals Group implemented Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted net income per share with basic and diluted net income per share (Note 10). Unlike primary net income per share, basic net income per share excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share is very similar to the previous fully diluted net income per share. All prior-period net income per share data has been restated to conform with the provisions of SFAS No. 128.

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

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", will be implemented in the financial statements for the year ended December 31, 1998. SFAS No. 131 requires publicly-held companies to report financial and descriptive information about operating segments in financial statements issued to shareholders for interim and annual periods. The SFAS also requires additional disclosures with respect to products and services, geographic areas of operation and major customers. The adoption of this SFAS is not expected to have a material impact on the financial statements of the Minerals Group.

Forward Looking Information

Certain of the matters discussed herein, including statements regarding the Company's readiness for Year 2000, and expectations with regard to future realizations on metallurgical coal and gold sales involve forward looking information which is subject to known and unknown risks, uncertainties and contingencies which could cause actual results, performance and achievements, to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the Minerals Group and the Company, include, but are not limited to, overall economic and business conditions, the demand for the Minerals Group's products, geological conditions, pricing, the ability of counterparties to perform and other competitive factors in the industry, new government regulations, changes in the scope of Year 2000 initiatives and delays or problems in the implementation of Year 2000 initiatives by the Minerals Group and/or its suppliers and customers.


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


INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
The Pittston Company

We have audited the accompanying consolidated balance sheets of The Pittston Company and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Pittston Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

As more fully discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for impairment of long-lived assets in 1996.


KPMG Peat Marwick LLP
Stamford, Connecticut

January 28, 1998



The Pittston Company and Subsidiaries

CONSOLIDATED BALANCE SHEETS


                                                                               December 31
(Dollars in thousands, except per share amounts)                           1997            1996
===============================================================================================
ASSETS
Current assets:
Cash and cash equivalents                                           $    69,878          41,217
Short-term investments                                                    2,227           1,856
Accounts receivable:
 Trade (Note 3)                                                         520,817         459,366
 Other                                                                   32,485          32,609
-----------------------------------------------------------------------------------------------
                                                                        553,302         491,975
 Less estimated amount uncollectible                                     21,985          16,116
-----------------------------------------------------------------------------------------------
                                                                        531,317         475,859
Coal inventory                                                           31,644          26,495
Other inventory                                                           8,530          10,632
-----------------------------------------------------------------------------------------------
                                                                         40,174          37,127
Prepaid expenses                                                         32,767          32,798
Deferred income taxes (Note 6)                                           50,442          49,557
-----------------------------------------------------------------------------------------------
Total current assets                                                    726,805         638,414
Property, plant and equipment, at cost (Notes 1 and 4)                1,167,300         998,607
 Less accumulated depreciation, depletion and amortization              519,658         457,756
-----------------------------------------------------------------------------------------------
                                                                        647,642         540,851
Intangibles, net of accumulated amortization (Notes 1, 5 and 11)        301,395         317,062
Deferred pension assets (Note 14)                                       123,138         124,241
Deferred income taxes (Note 6)                                           47,826          58,690
Other assets                                                            149,138         153,345
-----------------------------------------------------------------------------------------------
Total assets                                                        $ 1,995,944       1,832,603
===============================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                                               $    40,144          31,669
Current maturities of long-term debt (Note 7)                            11,299           5,450
Accounts payable                                                        281,411         271,296
Accrued liabilities:
 Taxes                                                                   45,785          37,774
 Workers' compensation and other claims                                  32,048          33,557
 Payroll and vacation                                                    62,029          39,160
 Miscellaneous (Note 14)                                                170,957         169,785
-----------------------------------------------------------------------------------------------
                                                                        310,819         280,276
-----------------------------------------------------------------------------------------------
Total current liabilities                                               643,673         588,691

Long-term debt, less current maturities (Note 7)                        191,812         158,837
Postretirement benefits other than pensions (Note 14)                   231,451         226,697
Workers' compensation and other claims                                  106,378         116,893
Deferred income taxes (Note 6)                                           17,157          15,075
Other liabilities                                                       119,855         119,703
Commitments and contingent liabilities
(Notes 7, 12, 13, 14, 18 and 19)
Shareholders' equity (Notes 9 and 10):
 Preferred stock, par value $10 per share,
 Authorized: 2,000,000 shares $31.25
Series C Cumulative Convertible Preferred Stock,
 Issued: 1997--113,845 shares; 1996 115,360 shares                        1,138           1,154
Pittston Brink's Group common stock, par value $1 per share:
 Authorized: 100,000,000 shares
 Issued: 1997--41,129,679 shares; 1996 41,295,743 shares                 41,130          41,296
Pittston Burlington Group common stock, par value $1 per share:
 Authorized: 50,000,000 shares
 Issued: 1997--20,378,000 shares; 1996 20,711,272 shares                 20,378          20,711
Pittston Minerals Group common stock, par value $1 per share:
 Authorized:  20,000,000 shares
 Issued: 1997--8,405,908 shares; 1996 8,405,908 shares                    8,406           8,406
 Capital in excess of par value                                         430,970         400,135
 Retained earnings                                                      359,940         273,118
 Equity adjustment from foreign currency translation                    (41,762)        (21,188)
 Employee benefits trust, at market value (Note 10)                    (134,582)       (116,925)
-----------------------------------------------------------------------------------------------
Total shareholders' equity                                              685,618         606,707
-----------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                          $ 1,995,944       1,832,603
===============================================================================================

See accompanying notes to consolidated financial statements.


The Pittston Company and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Years Ended December 31
(In thousands, except per share amounts)                    1997            1996            1995
================================================================================================
Net sales                                            $   630,626         696,513         722,851
Operating revenues                                     2,763,772       2,394,682       2,191,590
------------------------------------------------------------------------------------------------
Net sales and operating revenues                       3,394,398       3,091,195       2,914,441
------------------------------------------------------------------------------------------------
Costs and expenses:
Cost of sales                                            609,025         707,497         696,295
Operating expenses                                     2,270,341       1,989,149       1,833,778
Selling, general and administrative expenses             344,008         292,718         263,365
Restructuring and other credits, including
litigation accrual (Notes 15 and 18)                      (3,104)        (47,299)             --
------------------------------------------------------------------------------------------------
Total costs and expenses                               3,220,270       2,942,065       2,793,438
------------------------------------------------------------------------------------------------
Other operating income, net (Note 16)                     14,000          17,377          26,496
------------------------------------------------------------------------------------------------
Operating profit                                         188,128         166,507         147,499
Interest income                                            4,394           3,487           3,395
Interest expense                                         (27,119)        (14,074)        (14,253)
Other expense, net                                        (7,148)         (9,224)         (6,305)
------------------------------------------------------------------------------------------------
Income before income taxes                               158,255         146,696         130,336
Provision for income taxes (Note 6)                       48,057          42,542          32,364
------------------------------------------------------------------------------------------------
Net income                                               110,198         104,154          97,972
Preferred stock dividends, net (Notes 8 and 10)           (3,481)         (1,675)         (2,762)
------------------------------------------------------------------------------------------------
Net income attributed to common shares               $   106,717         102,479          95,210
================================================================================================
Pittston Brink's Group (Note 1):
Net income                                           $    73,622          59,695          51,093
------------------------------------------------------------------------------------------------
Net income per common share (Note 8):
  Basic                                              $      1.92            1.56            1.35
  Diluted                                                   1.90            1.54            1.33
------------------------------------------------------------------------------------------------
Average common shares outstanding (Note 8):
  Basic                                                   38,273          38,200          37,931
  Diluted                                                 38,791          38,682          38,367
------------------------------------------------------------------------------------------------
Pittston Burlington Group (Note 1):
Net income                                           $    32,348          33,801          32,855
------------------------------------------------------------------------------------------------
Net income per common share (Note 8):
  Basic                                              $      1.66            1.76            1.73
  Diluted                                                   1.62            1.72            1.68
------------------------------------------------------------------------------------------------
Average common shares outstanding (Note 8) :
   Basic                                                  19,448          19,223          18,966
   Diluted                                                19,993          19,681          19,596
================================================================================================
Pittston Minerals Group (Note 1):
Net income attributed to common shares               $       747           8,983          11,262
------------------------------------------------------------------------------------------------
Net income per common share (Note 8):
   Basic                                             $      0.09            1.14            1.45
   Diluted                                                  0.09            1.08            1.40
------------------------------------------------------------------------------------------------
Average common shares outstanding (Note 8):
   Basic                                                   8,076           7,897           7,786
   Diluted                                                 8,102           9,884          10,001
================================================================================================

See accompanying notes to consolidated financial statements


The Pittston Company and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years Ended December 31, 1997, 1996 and 1995

                                                          Pittston   Pittston Pittston
                                                   $31.25  Brink's Burlington Minerals                            Equity
                                                 Series C    Group      Group    Group  Capital in             Adjustment
                                               Cumulative   Common     Common   Common   Excess of           from Foreign  Employee
                                                Preferred    Stock      Stock    Stock   Par Value  Retained     Currency  Benefits
(In thousands, except per share amounts)            Stock (Note 1)   (Note 1) (Note 1)    (Note 1)  Earnings  Translation     Trust
===================================================================================================================================
Balance at December 31, 1994                    $   1,526   41,595     20,798    8,390     399,672   107,739      (14,276) (117,629)
Net income                                             --       --         --       --          --    97,972           --        --
Stock options exercised (Note 9)                       --      125         62       95       2,581        --           --        --
Tax benefit of stock options exercised (Note 6)        --       --         --       --         720        --           --        --
Foreign currency translation adjustment                --       --         --       --          --        --       (6,429)       --
Remeasurement of employee benefits trust               --       --         --       --       9,947        --           --    (9,947)
Shares released from employee benefits
 trust to employee benefit plan (Note 10)              --       --         --       --        (993)       --           --     7,770
Retirement of stock under share
 repurchase programs (Note 10)                       (164)    (146)       (73)     (79)    (10,294)      148           --        --
Cash dividends declared--Pittston Brink's
 Group $.09 per share, Pittston Burlington
 Group $.22 per share and Pittston
 Minerals Group $.65 per share and Series C
 Preferred Stock $31.25 per share (Note 10)            --       --         --       --          --   (17,131)          --        --
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                        1,362   41,574     20,787    8,406     401,633   188,728      (20,705) (119,806)
Net income                                             --       --         --       --          --   104,154           --        --
Tax benefit of stock options exercised (Note 6)        --       --         --       --       1,734        --           --        --
Cost of Brink's Stock Proposal (Note 10)               --       --         --       --      (2,475)       --           --        --
Foreign currency translation adjustment                --       --         --       --          --        --         (483)       --
Remeasurement of employee benefits trust               --       --         --       --      20,481        --           --   (20,481)
Shares released from employee benefits
 trust (Notes 9 and 10)                                --       --         --       --      (7,659)       --           --    23,362
Retirement of stock under share
 repurchase programs (Note 10)                       (208)    (278)       (76)      --     (13,579)   (2,096)          --        --
Cash dividends declared--Pittston Brink's
 Group $.10 per share, Pittston Burlington
 Group $.24 per share, Pittston
 Minerals Group $.65 per share and Series C
 Preferred Stock $31.25 per share (Note 10)            --       --         --       --          --   (17,668)          --        --
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                        1,154   41,296     20,711    8,406     400,135   273,118      (21,188) (116,925)
Net income                                             --       --         --       --          --   110,198           --        --
Tax benefit of stock options exercised (Note 6)        --       --         --       --       2,045        --           --        --
Foreign currency translation adjustment                --       --         --       --          --        --       (20,574)      --
Remeasurement of employee benefits trust               --       --         --       --      42,118        --            --  (42,118)
Shares released from employee benefits
 trust (Notes 9 and 10)                                --       --         --       --      (7,522)       --            --   24,461
Retirement of stock under share
 repurchase programs (Note 10)                        (16)    (166)      (333)      --      (5,806)   (6,052)           --       --
Cash dividends declared--Pittston Brink's
 Group $.10 per share, Pittston Burlington
 Group $.24 per share, Pittston Minerals
 Group $.65 per share and Series C
 Preferred Stock $31.25 per share (Note 10)            --       --         --       --          --   (17,324)           --       --
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                       $1,138   41,130     20,378    8,406     430,970   359,940       (41,762)(134,582)
====================================================================================================================================

See accompanying notes to consolidated financial statements


The Pittston Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Years Ended December 31
(In thousands)                                                       1997          1996           1995
======================================================================================================
Cash flows from operating activities:
Net income                                                      $ 110,198       104,154         97,972
Adjustments to reconcile net income to net cash
  provided by operating activities:
 Noncash charges and other write-offs                                  --        29,948             --
 Depreciation, depletion and amortization                         128,751       114,618        106,369
 Provision for aircraft heavy maintenance                          34,057        32,057         26,317
 Provision for deferred income taxes                               10,611        19,320         11,115
 Provision (credit) for pensions, noncurrent                          243           935         (3,762)
 Provision for uncollectible accounts receivable                   10,664         7,687          5,762
 Equity in losses (earnings) of unconsolidated
   affiliates, net of dividends received                            2,927        (2,183)         2,306
 Minority interest expense                                          5,467         3,896          1,710
 Gain on sale of property, plant and equipment                     (2,432)        2,835         (6,542)
 Other operating, net                                               8,646         6,105          3,206
 Change in operating assets and liabilities,
   net of effects of acquisitions and dispositions:
  Increase in accounts receivable                                 (39,697)      (53,885)       (38,628)
  (Increase) decrease in inventories                               (2,963)        9,271        (12,026)
  Decrease (increase) in prepaid expenses                             325        (1,869)        (2,157)
  Increase in accounts payable and accrued liabilities             32,562           382          4,491
  (Increase) decrease in other assets                             (11,084)       (7,907)           326
  Decrease in workers' compensation and
    other claims, noncurrent                                      (11,109)       (9,002)       (15,212)
  Decrease in other liabilities                                    (5,859)      (53,522)       (22,458)
  Other, net                                                       (3,198)         (499)        (2,254)
-------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                         268,109       196,671        156,535
-------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                       (173,768)     (180,651)      (126,465)
Proceeds from disposal of property, plant and equipment             4,064        11,310         22,539
Aircraft heavy maintenance expenditures                           (29,748)      (23,373)       (22,356)
Acquisitions, net of cash acquired,
  and related contingency payments                                (65,494)       (4,078)        (3,372)
Other, net                                                          7,589         5,181          1,182
-------------------------------------------------------------------------------------------------------
Net cash used by investing activities                            (257,357)     (191,611)      (126,472)
-------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                                 158,021        28,642         29,866
Reductions of debt                                               (116,030)      (14,642)       (25,891)
Repurchase of stock of the Company                                (12,373)      (16,237)       (10,608)
Proceeds from exercise of stock options
  and employee stock purchase plan                                  4,708         5,487          4,261
Dividends paid                                                    (16,417)      (17,441)       (17,186)
Cost of stock proposal                                                 --        (2,475)            --
-------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                   17,909       (16,666)       (19,558)
-------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents               28,661       (11,606)        10,505
Cash and cash equivalents at beginning of year                     41,217        52,823         42,318
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                        $  69,878        41,217         52,823
=======================================================================================================

See accompanying notes to consolidated financial statements


The Pittston Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

As used herein, the "Company" includes The Pittston Company and its direct and indirect subsidiaries, except as otherwise indicated by the context. The Company is comprised of three separate groups - Pittston Brink's Group, Pittston Burlington Group, and Pittston Minerals Group. The Pittston Brink's Group consists of the Brink's, Incorporated ("Brink's") and Brink's Home Security, Inc. ("BHS") operations of the Company. The Pittston Burlington Group consists of the BAX Global Inc. ("BAX Global") operations of the Company. The Pittston Minerals Group consists of the Pittston Coal Company ("Coal Operations") and Pittston Mineral Ventures ("Mineral Ventures") operations of the Company. The Company prepares separate financial statements for the Minerals, Brink's and Burlington Groups in addition to consolidated financial information of the Company.

Principles of Consolidation

The accompanying consolidated financial statements reflect the accounts of the Company and its majority-owned subsidiaries. The Company's interests in 20% to 50% owned companies are carried on the equity method unless control exists, in which case, consolidation occurs. All material intercompany items and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's financial statement presentation.

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

Subscriber installation costs for home security systems provided by BHS are capitalized and depreciated over the estimated life of the assets and are included in machinery and equipment. The security system that is installed remains the property of BHS and is capitalized at the cost to bring the revenue producing asset to its intended use. When an installation is identified for disconnection, the remaining net book value of the installation is fully written off and charged to depreciation expense.

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

Goodwill allocated to a potentially impaired asset will be identified with that asset in performing an impairment test in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121. If such tests indicate that an impairment exists, the carrying amount of the identified goodwill would be eliminated before making any reduction of the carrying amounts of impaired long-lived assets.


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

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which these items are expected to reverse.

Pneumoconiosis (Black Lung) Expense

The Company acts as self-insurer with respect to almost all black lung benefits. Provision is made for estimated benefits based on annual actuarial reports prepared by outside actuaries. The excess of the present value of expected future benefits over the accumulated book reserves is recognized over the amortization period as a level percentage of payroll. Cumulative actuarial gains or losses are calculated periodically and amortized on a straight-line basis. Assumptions used in the calculation of the actuarial present value of black lung benefits are based on actual retirement experience of the Company's coal employees, black lung claims incidence for active miners, actual dependent information, industry turnover rates, actual medical and legal cost experience and projected inflation rates. As of December 31, 1997 and 1996, the actuarially determined value of estimated future black lung benefits discounted at 6% was approximately $55,000 and $57,000, respectively, and is included in workers' compensation and other claims. Based on actuarial data, the amount credited to operations was $2,451 in 1997, $2,216 in 1996 and $1,402 in 1995. In addition, the Company accrued additional expenses for black lung benefits related to federal and state assessments, legal and administration expenses and other self insurance costs. These costs and expenses amounted to $1,936 in 1997, $1,849 in 1996 and $2,569 in 1995.

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

Postretirement Benefits Other Than Pensions

Postretirement benefits other than pensions are accounted for in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which requires employers to accrue the cost of such retirement benefits during the employees' service with the Company.

Accounting for Stock Based Compensation

The Company has implemented the disclosure-only provisions of SFAS No. 123 "Accounting for Stock Based Compensation" (Note 9). The Company continues to measure compensation expense for its stock-based compensation plans using the intrinsic value based methods of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees."

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

Financial Instruments

The Company uses foreign currency forward contracts to hedge the risk of changes in foreign currency rates associated with certain transactions denominated in various currencies. The Company also utilizes other financial instruments to protect against adverse price movements in gold, which the Company produces, and jet fuel and diesel fuel which the Company consumes as well as interest rate changes in certain variable rate obligations.

Gains and losses on these contracts, designated as effective hedges, are deferred and recognized as part of the specific transaction hedged. Since they are accounted for as hedges, the fair value of these contracts is not recognized in the Company's Financial Statements. Gains or losses resulting from the early termination of such contracts are deferred and amortized as an adjustment to the currency transaction hedged, the realization on gold sales, the yield of variable rate obligations, or the cost of diesel and jet fuel over the remaining period originally covered by


                                       67
the terminated contracts. In addition, if the underlying items being hedged were retired prior to maturity, the unamortized gain or loss resulting from the early termination of the related interest rate swap would be included in the gain or loss on the extinguishment of the obligation.

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

BAX Global--Revenues related to transportation services are recognized, together with related transportation costs, on the date shipments physically depart from facilities en route to destination locations. Financial statements resulting from existing recognition policies do not materially differ from the allocation of revenue between reporting periods based on relative transit times in each reporting period with expenses recognized as incurred.

Brink's--Revenues are recognized when services are performed.

BHS--Monitoring revenues are recognized when earned and amounts paid in advance are deferred and recognized as income over the applicable monitoring period, which is generally one year or less.

Net Income Per Share

Basic and diluted net income per share for the Brink's Group and the Burlington Group are computed by dividing net income for each Group by the basic weighted-average common shares outstanding and the diluted weighted-average common shares outstanding, respectively. Diluted weighted-average common shares outstanding includes additional shares assuming the exercise of stock options. However, when the exercise of stock options is antidilutive, they are excluded from the calculation.

Basic net income per share for the Minerals Group is computed by dividing net income attributed to common shares (net income less preferred stock dividends) by the basic weighted-average common shares outstanding. Diluted net income per share for the Minerals Group is computed by dividing net income by the diluted weighted-average common shares outstanding. Diluted weighted-average common shares outstanding includes additional shares assuming the exercise of stock options and the conversion of the Company's $31.25 Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock"). However, when the exercise of stock options or the conversion of Convertible Preferred Stock is antidilutive, they are excluded from the calculation.

The shares of Brink's Stock, Burlington Stock and Minerals Stock held in the Pittston Company Employee Benefits Trust ("the Trust" - See Note 10) are subject to the treasury stock method and effectively are not included in the basic and diluted net income per share calculations.

Use of Estimates

In accordance with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements. Actual results could differ from those estimates.

Accounting Changes

In 1997, the Company adopted SFAS No. 128 "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted net income per share with basic and diluted net income per share (Note 8). Unlike primary net income per share, basic net income per share excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share is very similar to the previous fully diluted net income per share. All prior-period net income per share data has been restated to conform with the provisions of SFAS No. 128.

In 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires companies to review assets for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 resulted in a pretax charge to earnings in 1996 for the Company's Coal Operations of $29,948 ($19,466 after-tax), of which $26,312 was included in cost of sales and $3,636 was included in selling, general and administrative expenses. Assets for which the impairment loss was recognized consisted of property, plant and equipment, advanced royalties and goodwill. These assets primarily related to mines scheduled for closure in the near term and idled facilities and related equipment.

Pending Accounting Changes

The Company will implement SFAS No. 130, "Reporting Comprehensive
Income" in the first quarter of 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all


                                       68
changes in shareholders' equity except those resulting from investments by or distributions to shareholders. With the exception of foreign currency translation adjustments, such changes are not significant to the Company.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", will be implemented in the financial statements for the year ended December 31, 1998. SFAS No. 131 requires publicly-held companies to report financial and descriptive information about operating segments in financial statements issued to shareholders for interim and annual periods. The SFAS also requires additional disclosures with respect to products and services, geographic areas of operation and major customers. The adoption of this SFAS is not expected to have a material impact on the financial statements of the Company.

2. FINANCIAL INSTRUMENTS

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and trade receivables. The Company places its cash and cash equivalents and short-term investments with high credit quality financial institutions. Also, by policy, the Company limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different industries and geographic areas. Credit limits, ongoing credit evaluation and account monitoring procedures are utilized to minimize the risk of loss from nonperformance on trade receivables.

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

Foreign currency forward contracts--The Company enters into foreign currency forward contracts, from time to time, with a duration of up to two years as a hedge against liabilities denominated in various currencies. These contracts minimize the Company's exposure to exchange rate movements related to cash requirements of foreign operations denominated in various currencies. At December 31, 1997, the total notional value of foreign currency forward contracts outstanding was $21,794 and the fair value of the forward contracts approximated notional value.

Gold contracts--In order to protect itself against downward movements in gold prices, the Company hedges a portion of its share of gold sales from the Stawell gold mine primarily through forward sales contracts. At December 31, 1997, 41,500 ounces of gold, representing approximately 19% of the Company's share of Stawell's proven and probable reserves, were sold forward under forward sales contracts that mature periodically through mid-1999. Because only a portion of its future production is currently sold forward, the Company can take advantage of increases and is exposed to decreases in the spot price of gold. At December 31, 1997, the fair value of the Company's forward sales contracts was not significant.

Fuel contracts--The Company has hedged a portion of its jet fuel and diesel fuel requirements through several commodity option transactions that are intended to protect against significant increases in jet fuel and diesel fuel prices. At December 31, 1997, these transactions aggregated 33.3 million gallons for jet fuel and 8.7 million gallons for diesel fuel. The contracts mature periodically throughout 1998. The fair value of these fuel hedge transactions may fluctuate over the course of the contract period due to changes in the supply and demand for oil and refined products. Thus, the economic gain or loss, if any, upon settlement of the contracts may differ from the fair value of the contracts at an interim date. At December 31, 1997, the fair value of these contracts was not significant.

Interest rate contracts--In connection with the aircraft leasing by BAX Global, the Company has entered into an interest rate swap agreement. This variable to fixed interest rate swap agreement has a notional value of $30,000 which fixes the Company's variable interest rate on these leases at 7.05% through January 2, 1998. At December 31, 1997, the fair value of the contract was not significant.


As further discussed in Note 7, in 1996 and 1995, the Company entered into two variable to fixed interest rate swap agreements related to the $100,000 term loan outstanding under the Facility. At December 31, 1997, the fair value of these contracts was not significant.

3. ACCOUNTS RECEIVABLE--TRADE

For each of the years in the three-year period ended December 31, 1997, the Company maintained agreements with financial institutions whereby it had the right to sell certain coal receivables to those institutions. Certain agreements contained provisions for sales with recourse. In 1997 and 1996, total coal receivables of $23,844 and $15,390, respectively, were sold under such agreements. As of December 31, 1997 and 1996, receivables sold which remained to be collected totaled $23,844 and $5,183, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consists of the following:

                                                              As of December 31
                                                      1997                 1996
-------------------------------------------------------------------------------
Bituminous coal lands                             $107,212              101,988
Land, other than coal lands                         37,908               31,190
Buildings                                          159,726              120,318
Machinery and equipment                            862,454              745,111
-------------------------------------------------------------------------------
Total                                           $1,167,300              998,607
===============================================================================

The estimated useful lives for property, plant and equipment are as follows:

                                                                         Years
-------------------------------------------------------------------------------
Buildings                                                             10 to 40
Machinery and equipment                                                2 to 30
==============================================================================

Depreciation and depletion of property, plant and equipment aggregated $106,584 in 1997, $92,805 in 1996 and $81,465 in 1995.

Capitalized mine development costs totaled $9,756 in 1997, $8,144 in 1996 and $10,118 in 1995.

Changes in capitalized subscriber installation costs for home security systems included in machinery and equipment were as follows:

                                                        Years Ended December 31
                                                      1997       1996      1995
-------------------------------------------------------------------------------
Capitalized subscriber installation costs
     beginning of year                            $134,850    105,336    81,445
Capitalized cost of security system
     installations                                  64,993     57,194    44,488
Depreciation, including amounts recognized
     to fully depreciate capitalized costs for
     installations disconnected during the
     year                                          (27,051)   (27,680)  (20,597)
-------------------------------------------------------------------------------
Capitalized subscriber installation costs
     end of year                                  $172,792    134,850   105,336
===============================================================================

Based on demonstrated retention of customers, beginning in the first quarter of 1997, BHS prospectively adjusted its annual depreciation rate from 10 to 15 years for capitalized subscribers' installation costs. This change more accurately matches depreciation expense with monthly recurring revenue generated from customers. This change in accounting estimate reduced depreciation expense for capitalized installation costs in 1997 for the Brink's Group and the BHS segment by $8,915. The effect of this change increased net income of the Brink's Group in 1997 by $5,794 ($0.15 per basic and diluted common share of Brink's stock).

New subscribers were approximately 105,600 in 1997, 98,500 in 1996 and 82,600 in 1995.

As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security system installations. This change in accounting principle is preferable because it more accurately reflects subscriber installation costs. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel (in the amount of $2,600 in 1997, $2,517 in 1996 and $2,712 in 1995) and costs incurred for maintaining facilities and vehicles dedicated to the installation process (in the amount of $2,343 in 1997, $2,022 in 1996 and $1,813 in 1995). The effect of this change in accounting principle was to increase operating profit of the Brink's Group in 1997, 1996 and 1995 by $4,943, $4,539 and $4,525, respectively, and net income of the Brink's Group in 1997, 1996 and 1995 by $3,213, $2,723 and $2,720, respectively, or by $0.08 per basic and diluted common share in 1997 and $0.07 per basic and diluted common share in 1996 and 1995. Prior to January 1, 1992, the records needed to identify such costs were not available. Thus, it was impossible to accurately calculate the effect on retained earnings as of January 1, 1992. However, the Company believes the effect on retained earnings as of January 1, 1992, was immaterial.


Because capitalized subscriber installation costs for prior periods were not adjusted for the change in accounting principle, installation costs for subscribers in those years will continue to be depreciated based on the lesser amounts capitalized in prior periods. Consequently, depreciation of capitalized subscriber installation costs in the current year and until such capitalized costs prior to January 1, 1992 are fully depreciated will be less than if such prior periods' capitalized costs had been adjusted for the change in accounting. However, the Company believes the effect on net income in 1997, 1996 and 1995 was immaterial.

5. INTANGIBLES

Intangibles consist entirely of the excess of cost over fair value of net assets of businesses acquired and are net of accumulated amortization of $106,174 at December 31, 1997 and $96,994 at December 31, 1996. The estimated useful life of intangibles is generally forty years. Amortization of intangibles aggregated $10,518 in 1997, $10,560 in 1996 and $10,352 in 1995.

In 1997, the Company acquired the remaining 35% interest in Brink's subsidiary in the Netherlands ("Nedlloyd") for approximately $2,000 with additional contingent payments of up to $2,000 to be paid over the next two years based on certain performance criteria of Brink's-Nedlloyd. The original 65% acquisition in the Nedlloyd partnership resulted in goodwill of approximately $13,200. The acquisition of the remaining 35% interest resulted in a credit to goodwill of approximately $7,400, as the remaining interest was purchased for less than the book value.

6. INCOME TAXES

The provision (credit) for income taxes consists of the following:

                             U.S.
                          Federal        Foreign           State           Total
--------------------------------------------------------------------------------
1997:
Current                   $18,707         14,390           4,349          37,446
Deferred                   13,506         (3,172)            277          10,611
--------------------------------------------------------------------------------
Total                     $32,213         11,218           4,626          48,057
================================================================================
1996:
Current                   $ 7,721         11,201           4,300          23,222
Deferred                   22,878         (3,731)            173          19,320
--------------------------------------------------------------------------------
Total                     $30,599          7,470           4,473          42,542
================================================================================
1995:
Current                   $10,717          6,039           4,493          21,249
Deferred                   13,797         (1,866)           (816)         11,115
--------------------------------------------------------------------------------
Total                     $24,514          4,173           3,677          32,364
================================================================================

The significant components of the deferred tax expense were as follows:

                                                        Years Ended December 31
                                                 1997         1996         1995
-------------------------------------------------------------------------------
Deferred tax expense,exclusive
     of the components listed below           $ 6,950       19,171       16,376
Net operating loss carryforwards               (4,345)      (5,065)      (2,911)
Alternative minimum tax credits                 7,613        4,200       (2,603)
Change in the valuation allowance for
     deferred tax assets                          393        1,014          253
-------------------------------------------------------------------------------
Total                                         $10,611       19,320       11,115
===============================================================================

The tax benefit for compensation expense related to the exercise of certain employee stock options for tax purposes in excess of compensation expense for financial reporting purposes is recognized as an adjustment to shareholders' equity.

The components of the net deferred tax asset as of December 31, 1997 and December 31, 1996 were as follows:

                                                             1997          1996
-------------------------------------------------------------------------------
Deferred tax assets:
Accounts receivable                                      $  6,448         5,305
Postretirement benefits other than pensions               101,617       100,444
Workers' compensation and other claims                     50,139        53,760
Other liabilities and reserves                             81,084        81,413
Miscellaneous                                              16,062        11,358
Net operating loss carryforwards                           21,013        16,668
Alternative minimum tax credits                            23,631        30,325
Valuation allowance                                        (9,853)       (9,460)
-------------------------------------------------------------------------------
Total deferred tax assets                                 290,141       289,813
-------------------------------------------------------------------------------
Deferred tax liabilities:
Property, plant and equipment                              59,787        50,968
Pension assets                                             49,431        49,273
Other assets                                               15,538        14,679
Investments in foreign affiliates                           9,331        10,090
Miscellaneous                                              74,943        71,631
-------------------------------------------------------------------------------
Total deferred tax liabilities                            209,030       196,641
-------------------------------------------------------------------------------
Net deferred tax asset                                   $ 81,111        93,172
===============================================================================

The valuation allowance relates to deferred tax assets in certain foreign and state jurisdictions.

Based on the Company's historical and expected future taxable earnings, management believes it is more likely than not that the Company will realize the benefit of the existing deferred tax asset at December 31, 1997.


The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% in 1997, 1996 and 1995 to the income before income taxes.

                                                        Years Ended December 31
                                                   1997       1996         1995
-------------------------------------------------------------------------------
Income before income taxes:
United States                                 $ 110,070    101,463       97,989
Foreign                                          48,185     45,233       32,347
-------------------------------------------------------------------------------
Total                                         $ 158,255    146,696      130,336
===============================================================================
Tax provision computed at statutory
     rate                                     $  55,389     51,344       45,618
Increases (reductions) in taxes due to:
Percentage depletion                             (7,407)    (7,644)      (9,861)
State income taxes (net of federal
     tax benefit)                                 2,614      1,894        1,664
Goodwill amortization                             2,289      2,404        2,825
Difference between total taxes on
     foreign income and the U.S.
     federal statutory rate                      (4,642)    (6,384)      (6,261)
Change in the valuation allowance for
     deferred tax assets                            393      1,014          253
Miscellaneous                                      (579)       (86)      (1,874)
-------------------------------------------------------------------------------
Actual tax provision                          $  48,057     42,542       32,364
===============================================================================

It is the policy of the Company to accrue deferred income taxes on temporary differences related to the financial statement carrying amounts and tax bases of investments in foreign subsidiaries and affiliates which are expected to reverse in the foreseeable future. As of December 31, 1997 and December 31, 1996 the unrecognized deferred tax liability for temporary differences of approximately $29,986 and $40,417, respectively, related to investments in foreign subsidiaries and affiliates that are essentially permanent in nature and not expected to reverse in the foreseeable future was approximately $10,495 and $14,146, respectively.

The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return.

As of December 31, 1997, the Company had $23,631 of alternative minimum tax credits available to offset future U.S. federal income taxes and, under current tax law, the carryforward period for such credits is unlimited.

The tax benefit of net operating loss carryforwards as of December 31, 1997 was $21,013 and related to various state and foreign taxing jurisdictions. The expiration periods primarily range from 5 to 15 years.

7. LONG-TERM DEBT

Total long-term debt consists of the following:

                                                              As of December 31
                                                               1997        1996
--------------------------------------------------------------------------------
Senior obligations:
U.S. dollar term loan due 2001 (year-end
     rate 6.24% in 1997 and 5.97% in 1996)                 $100,000     100,000
Revolving credit notes due 2001 (year-end
     rate 5.92% in 1997 and 7.01% in 1996)                   25,900      23,200
Venezuelan bolivar term loan due 2000
 (1997 year-end rate 26.40%)                                 31,072          --
Netherlands guilder term loan due 1998 (1997
 year-end rate 4.29%)                                        10,700          --
All other                                                    18,859      16,111
--------------------------------------------------------------------------------
                                                            186,531     139,311
--------------------------------------------------------------------------------
Subordinated obligations:
     4% subordinated debentures due 1997                         --      14,348
--------------------------------------------------------------------------------
Obligations under capital  leases (average rate
     10.43% in 1997 and 11.43% in 1996)                       5,281       5,178
--------------------------------------------------------------------------------
Total long-term debt, less current maturities               191,812     158,837

Current maturities of long-term debt:
     Senior obligations                                       8,617       3,324
     Capital leases                                           2,682       2,126
--------------------------------------------------------------------------------
Total current maturities of long-term debt                   11,299       5,450
--------------------------------------------------------------------------------
Total long-term debt including current maturities          $203,111     164,287
================================================================================

For the four years through December 31, 2002, minimum repayments of long-term debt outstanding are as follows:

                   1999     $  14,555
                   2000        25,269
                   2001       140,710
                   2002         2,839

The Company has a $350,000 credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100,000 term loan and permits additional borrowings, repayments and reborrowings of up to an aggregate of $250,000. The maturity date of both the term loan and the revolving credit portion of the Facility is May 2001. Interest on borrowings under the Facility is payable at rates based on prime, certificate of deposit, Eurodollar or money market rates. A term loan of $100,000 was outstanding at December 31, 1997 and 1996. Additional borrowings of $25,900 and $23,200 were outstanding at December 31, 1997 and 1996, respectively. The Company pays commitment fees (.125% per annum at December 3 1, 1997) on the unused portions of the Facility.


The Company has two interest rate swap agreements which effectively convert a portion of its $100,000 variable rate term loan to fixed rates. During 1995, the Company entered into a variable to fixed interest rate swap agreement, maturing in July 1998, which fixes the Company's interest rate at 5.80% on $20,000 in face amount of debt. During 1996, the Company entered into another variable to fixed interest rate swap agreement, maturing in February 1998, which fixes the Company's interest rate at 4.9% on an initial $5,000 in face amount of debt. The notional amount increased by $5,000 each quarter through the first quarter of 1997. The notional amount outstanding at December 31, 1997 was $20,000.

In 1997, the Company entered into a borrowing arrangement in connection with its acquisition of Cleton & Co. ("Cleton"). The loan, denominated in Netherland guilders equivalent to U.S. $10,700, matured in January 1998 and was extended to March 1998. This debt is classified as long-term in accordance with the Company's intention and ability to refinance the obligation on a long-term basis.

In 1997, the Company entered into a borrowing arrangement with a syndicate of local Venezuelan banks in connection with the acquisition of Custodia y Traslado de Valores, C.A. ("Custravalca"). The borrowings consisted of a long-term loan denominated in Venezuelan bolivars equivalent to U.S. $40,000 and a $10,000 short-term loan denominated in U.S. dollars which was repaid during 1997. The long-term loan bears interest based on the Venezuelan prime rate and is payable in installments through the year 2000. At December 31, 1997, the long-term portion of the Venezuelan debt was the equivalent of U.S. $31,072. Approximately $4,800 is payable in 1998 and is included in current maturities of long-term debt.

The 4% subordinated debentures became due July 1,1997. The Company repaid the debentures from borrowings under the Facility.

Under the terms of the Facility, the Company has agreed to maintain at least $400,000 of Consolidated Net Worth, as defined, and can incur additional indebtedness of approximately $610,000 at December 31, 1997.

Various international subsidiaries maintain lines of credit and overdraft facilities aggregating approximately $131,000 with a number of banks on either a secured or unsecured basis. At December 31, 1997, $38,766 was outstanding under such agreements and was included in short-term borrowings. Average interest rates on the lines of credit and overdraft facilities at December 31, 1997 approximated 7.1%. Commitment fees paid on the lines of credit and overdraft facilities are not significant.

At December 31, 1997, the Company had outstanding unsecured letters of credit totaling $76,362 primarily supporting the Company's obligations under its various self-insurance programs and aircraft lease obligations.

8. NET INCOME PER SHARE

The following is a reconciliation between the calculation of basic and diluted net income per share:

                                                        Years Ended December 31
Brink's Group                                          1997      1996      1995
================================================================================
Numerator:
Net income - Basic and diluted net
   income per share numerator                       $73,622    59,695    51,093

Denominator:
Basic weighted average common
  shares outstanding                                 38,273    38,200    37,931
Effect of dilutive securities:
   Employee stock options                               518       482       436
--------------------------------------------------------------------------------
Diluted weighted average common
  shares outstanding                                 38,791    38,682    38,367
================================================================================

Options to purchase 19 and 23 shares of common stock, at prices between $37.06 and $38.16, and between $28.63 and $29.50 per share were outstanding in 1997 and 1996, respectively, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. No options were excluded from the computation of diluted net income per share in 1995.

                                                        Years Ended December 31
Burlington Group                                       1997      1996      1995
================================================================================
Numerator:
Net income - Basic and diluted net
   income per share numerator                       $32,348    33,801    32,855

Denominator:
Basic weighted average common
   shares outstanding                                19,448    19,223    18,966
Effect of dilutive securities:
    Employee stock options                              545       458       630
--------------------------------------------------------------------------------
Diluted weighted average common shares
    outstanding                                      19,993    19,681    19,596
================================================================================


Options to purchase 7 and 30 shares of common stock at $27.91 and at prices between $20.19 and $21.13 per share, were outstanding in 1997 and 1996, respectively, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. No options were excluded from the computation of diluted net income per share in 1995.

                                                        Years Ended December 31
Minerals Group                                         1997      1996      1995
================================================================================
Numerator:
Net income                                         $  4,228    10,658    14,024
Convertible Preferred Stock dividends                (3,481)   (1,675)   (2,762)
--------------------------------------------------------------------------------
Basic net income per share numerator                    747     8,983    11,262
Effect of dilutive securities:
  Convertible Preferred Stock dividends                  --     1,675     2,762
--------------------------------------------------------------------------------
Diluted net income per share
 numerator                                           $  747    10,658    14,024

Denominator:
Basic weighted average common
   shares outstanding                                 8,076     7,897     7,786
Effect of dilutive securities:
  Convertible Preferred Stock                            --     1,945     2,186
  Employee stock options                                 26        42        29
--------------------------------------------------------------------------------
Diluted weighted average common shares
  outstanding                                         8,102     9,884    10,001
================================================================================

Options to purchase 446, 300 and 338 shares of common stock, at prices between $12.18 and $25.74, $13.43 and $25.74 and $14.01 and $25.74 per share, were outstanding in 1997, 1996 and 1995, respectively, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

The conversion of preferred stock to 1,785 shares of common stock has been excluded in the computation of diluted net income per share in 1997 because the effect of the assumed conversion would be antidilutive.

9. STOCK OPTIONS

The Company has various stock-based compensation plans as described below.

Stock Option Plans

The Company grants options under its 1988 Stock Option Plan (the "1988 Plan") to executives and key employees and under its Non-Employee Directors' Stock Option Plan (the "Non-Employee Plan") to outside directors, to purchase common stock at a price not less than 100% of quoted market value at the date of grant. The 1988 Plan options can be granted with a maximum term of ten years and can vest within six months from the date of grant. The majority of grants made in 1997, 1996 and 1995 have a maximum term of six years and vest 100% at the end of the third year. The Non-Employee Plan options can be granted with a maximum term of ten years and can vest within six months from the date of grant. The majority of grants made in 1997, 1996 and 1995 have a maximum term of six years and vest ratably over the first three years. The total number of shares underlying options authorized for grant, but not yet granted, under the 1988 Plan is 2,614, 2,690, and 789 in Brink's Stock, Burlington Stock and Minerals Stock, respectively. Under the Non-Employee Plan, the total number of shares underlying options authorized for grant, but not yet granted, in Brink's Stock, Burlington Stock and Minerals Stock is 181, 140 and 47, respectively.

The Company's 1979 Stock Option Plan (the "1979 Plan") and the 1985 Stock Option Plan (the "1985 Plan") terminated in 1985 and 1988, respectively, except as to options still outstanding.

As part of the Brink's Stock Proposal (described in the Company's Proxy Statement dated December 31, 1995 resulting in the modification of the capital structure of the Company to include an additional class of common stock), the 1988 and Non-Employee Plans were amended to permit option grants to be made to optionees with respect to Brink's Stock or Burlington Stock, in addition to Minerals Stock. At the time of the approval of the Brink's Stock Proposal, a total of 2,383 shares of Services Stock were subject to options outstanding under the 1988 Plan, the Non-Employee Plan, the 1979 Plan and the 1985 Plan. Pursuant to antidilution provisions in the option agreements covering such plans, the Company converted these options into options for shares of Brink's Stock or Burlington Stock, or both, depending on the employment status and responsibilities of the particular optionee. In the case of optionees having Company-wide responsibilities, each outstanding Services Stock option was converted into options for both Brink's Stock and Burlington Stock. In the case of other optionees, each outstanding option was converted into a new option only for Brink's Stock or Burlington Stock, as the case may be. As a result, upon approval of the Brink's Stock Proposal, 1,750 shares of Brink's Stock and 1,989 shares of Burlington Stock were subject to options.


The table below summarizes the activity in all plans from December 31, 1994 to December 31, 1997.

                                                                      Aggregate
                                                                       Exercise
                                                           Shares         Price
--------------------------------------------------------------------------------
Pittston Services Group Common Stock Options:
Outstanding at December 31, 1994                            1,990      $ 38,401
Granted                                                       587        14,595
Exercised                                                    (171)       (2,289)
Forfeited or expired                                           (7)         (179)
--------------------------------------------------------------------------------
Outstanding at December 31, 1995                            2,399      $ 50,528
Exercised                                                     (15)         (206)
Converted in Brink's Stock Proposal                        (2,384)      (50,322)
--------------------------------------------------------------------------------
Outstanding at December 31, 1996                               --      $     --
================================================================================

Pittston Brink's Group Common Stock Options:
Outstanding at December 31, 1995                               --      $     --
Converted in Brink's Stock Proposal                         1,750        26,865
Granted                                                       369         9,527
Exercised                                                    (166)       (1,800)
Forfeited or expired                                          (37)         (734)
--------------------------------------------------------------------------------
Outstanding at December 31, 1996                            1,916      $ 33,858
Granted                                                       428        13,618
Exercised                                                    (190)       (2,296)
Forfeited or expired                                         (104)       (2,497)
--------------------------------------------------------------------------------
Outstanding at December 31, 1997                            2,050      $ 42,683
================================================================================

Pittston Burlington Group Common Stock Options:
Outstanding at December 31, 1995                               --      $     --
Converted in Brink's Stock Proposal                         1,989        23,474
Granted                                                       440         7,972
Exercised                                                    (318)       (2,905)
Forfeited or expired                                          (64)         (952)
--------------------------------------------------------------------------------
Outstanding at December 31, 1996                            2,047      $ 27,589
Granted                                                       526        12,693
Exercised                                                    (246)       (2,389)
Forfeited or expired                                          (71)       (1,223)
--------------------------------------------------------------------------------
Outstanding at December 31, 1997                            2,256      $ 36,670
================================================================================

Pittston Minerals Group Common Stock Options:
Outstanding at December 31, 1994                              507      $  9,571
Granted                                                       259         2,665
Exercised                                                     (95)       (1,203)
Forfeited or expired                                          (73)       (1,674)
--------------------------------------------------------------------------------
Outstanding at December 31, 1995                              598      $  9,359
Granted                                                         4            47
Exercised                                                      (3)          (45)
Forfeited or expired                                          (16)         (229)
--------------------------------------------------------------------------------
Outstanding at December 31, 1996                              583      $  9,132
Granted                                                       138         1,746
Exercised                                                      (2)          (22)
Forfeited or expired                                          (67)         (921)
--------------------------------------------------------------------------------
Outstanding at December 31, 1997                              652      $  9,935
================================================================================

Options exercisable at the end of 1997, 1996 and 1995, respectively, on an equivalent basis, for Brink's Stock were 905, 1,099 and 957; for Burlington Stock were 827, 1,034 and 1,030; and, for Minerals Stock were 253, 292 and 214.

The following table summarizes information about stock options outstanding as of December 31, 1997.

                       -------------------------------    ----------------------
                                         Stock Options            Stock Options
                                           Outstanding              Exercisable
--------------------------------------------------------------------------------
                                Weighted
                                 Average
                               Remaining      Weighted                 Weighted
                             Contractual       Average                  Average
Range of                            Life      Exercise                 Exercise
Exercise Prices        Shares    (Years)         Price    Shares          Price
--------------------------------------------------------------------------------
Brink's Stock
$ 6.26  to  13.79         420      1.80         $ 9.93       421         $ 9.93
 16.77  to  21.34         901      3.03          19.18       476          19.83
 25.57  to  29.81         334      4.44          25.92         8          29.50
 31.56  to  38.16         395      5.36          31.86        --             --
--------------------------------------------------------------------------------
Total                   2,050                                905
--------------------------------------------------------------------------------

Burlington Stock

$ 5.00  to  11.70         475      1.57         $8.49        475         $ 8.49
 13.41  to  16.32         782      3.25         14.75        282          15.45
 17.06  to  21.13         498      4.04         18.00         70          17.29
 23.88  to  27.91         501      5.38         24.24         --             --
--------------------------------------------------------------------------------
Total                    2,256                               827
--------------------------------------------------------------------------------
Minerals Stock
$ 8.74  to  12.18          262     3.37        $10.41         24         $11.08
 12.69  to  16.63          203     4.05         13.29         79          14.22
 18.63  to  25.74          187     2.69         24.12        150          24.00
--------------------------------------------------------------------------------
Total                      652                               253
================================================================================

Employee Stock Purchase Plan

Under the 1994 Employee Stock Purchase Plan (the "Plan"), the Company is authorized to issue up to 750 shares of Brink's Stock, 375 shares of Burlington Stock and 250 shares of Minerals Stock, to its employees who have six months of service and who complete minimum annual work requirements. Under the terms of the Plan, employees may elect each six-month period (beginning January 1 and July 1), to have up to 10 percent of their annual earnings withheld to purchase the Company's stock. Employees may purchase shares of any or all of the three classes of Company common stocks. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market price. Under the Plan, the Company sold 43, 45, and 57 shares of Brink's Stock; 29, 32, and 29 shares of Burlington Stock; and 46, 30 and 44 shares of Minerals Stock, to employees during 1997, 1996 and 1995, respectively. The share amounts for Brink's Stock and Burlington Stock include the restatement for the Services Stock conversion under the Brink's Stock Proposal.

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

                                              1997           1996           1995
--------------------------------------------------------------------------------
Net Income attributed to common shares
Pittston Company and Subsidiaries
     As Reported                          $106,717        102,479         95,210
     Pro Forma                             101,746         99,628         93,455
Brink's Group
     As Reported                            73,622         59,695         51,093
     Pro Forma                              71,240         58,389         50,432
Burlington Group
     As Reported                            32,348         33,801         32,855
     Pro Forma                              30,170         32,528         32,098
Minerals Group
     As Reported                               747          8,983         11,262
     Pro Forma                                 336          8,711         10,925
Net Income per common share
Brink's Group
     Basic, As Reported                       1.92           1.56           1.35
     Basic, Pro Forma                         1.86           1.53           1.33
     Diluted, As Reported                     1.90           1.54           1.33
     Diluted, Pro Forma                       1.84           1.51           1.31
Burlington Group
     Basic, As Reported                       1.66           1.76           1.73
     Basic, Pro Forma                         1.55           1.69           1.69
     Diluted, As Reported                     1.62           1.72           1.68
     Diluted, Pro Forma                       1.51           1.65           1.64
Minerals Group
     Basic, As Reported                       0.09           1.14           1.45
     Basic, Pro Forma                         0.04           1.10           1.40
     Diluted, As Reported                     0.09           1.08           1.40
     Diluted, Pro Forma                       0.04           1.05           1.37
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

The weighted-average assumptions used in the model are as follows:

                                                      1997       1996      1995
--------------------------------------------------------------------------------
Expected dividend yield:
     Brink's Stock                                    0.3%       0.4%      0.4%
     Burlington Stock                                 1.0%       1.2%      1.2%
     Minerals Stock                                   5.4%       4.8%      4.8%
Expected volatility:
     Brink's Stock                                     32%        30%       30%
     Burlington Stock                                  29%        32%       32%
     Minerals Stock                                    43%        37%       38%
Risk-Free interest rate:
     Brink's Stock                                    6.2%       6.3%      5.8%
     Burlington Stock                                 6.2%       6.3%      5.8%
     Minerals Stock                                   6.2%       6.1%      5.7%
Expected term (in years):
     Brink's Stock                                     4.9        4.7       4.7
     Burlington Stock                                  4.8        4.7       4.7
     Minerals Stock                                    4.2        3.7       4.2
================================================================================

Using these assumptions in the Black-Scholes model, the weighted-average fair value of options granted during 1997, 1996 and 1995 for the Brink's Stock is $5,155, $3,341 and $2,317, for the Burlington Stock is $4,182, $2,679 and $2,549
and for the Minerals Stock is $487, $10 and $687, respectively.

Under SFAS No.123, compensation cost is also recognized for the fair value of employee stock purchase rights. Because the Company settles its employee stock purchase rights under the Plan at the end of each six-month offering period, the fair value of these purchase rights was calculated using actual market settlement data. The weighted-average fair value of the stock purchase rights granted in 1997, 1996 and 1995 was $455, $365 and $330 for Brink's Stock, $222,
$138 and $163 for Burlington Stock, and $247, $95 and $479 for Minerals Stock, respectively.

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

The Company, at any time, has the right to exchange each outstanding share of Minerals Stock, for shares of Brink's Stock (or, if no Brink's Stock is then outstanding, Burlington Stock) having a fair market value equal to 115% of the fair market value of one share of Minerals Stock. In addition, upon the disposition of all or substantially all of the properties and assets of the Minerals Group to any person (with certain exceptions), the Company is required to exchange each outstanding share of Minerals Stock for shares of Brink's Stock (or, if no Brink's Stock is then outstanding, Burlington Stock) having a fair market value equal to 115% of the fair market value of one share of Minerals Stock. If any shares of the Company's Preferred Stock are converted after an exchange of Minerals Stock for Brink's Stock (or Burlington Stock), the holder of such Preferred Stock would, upon conversion, receive shares of Brink's Stock (or Burlington Stock) in lieu of shares of Minerals Stock otherwise issuable upon such conversion.

Holders of Brink's Stock at all times have one vote per share. Holders of Burlington Stock and Minerals Stock have .739 and .244 vote per share, respectively, subject to adjustment on January 1, 2000, and on January 1 every two years thereafter in such a manner so that each class' share of the aggregate voting power at such time will be equal to that class' share of the aggregate market capitalization of the Company's common stock at such time. Accordingly, on each adjustment date, each share of Burlington Stock and Minerals Stock may have more than, less than or continue to have the number of votes per share as they have. Holders of Brink's Stock, Burlington Stock and Minerals Stock vote together as a single voting group on all matters as to which all common shareholders are entitled to vote. In addition, as prescribed by Virginia law, certain amendments to the Articles of Incorporation affecting, among other things, the designation, rights, preferences or limitations of one class of common stock, or certain mergers or statutory share exchanges, must be approved by the holders of such class of common stock, voting as a group, and, in certain circumstances, may also have to be approved by the holders of the other classes of common stock, voting as separate voting groups.

In the event of a dissolution, liquidation or winding up of the Company, the holders of Brink's Stock, Burlington Stock and Minerals Stock, effective January 1, 1998, share on a per share basis an aggregate amount equal to 55%, 28% and 17%, respectively, of the funds, if any, remaining for distribution to the common shareholders. In the case of Minerals Stock, such percentage has been set, using a nominal number of shares of Minerals Stock of 4,203 (the "Nominal Shares") in excess of the actual number of shares of Minerals Stock outstanding. These liquidation percentages are subject to adjustment in proportion to the relative change in the total number of shares of Brink's Stock, Burlington Stock and Minerals Stock, as the case may be, then outstanding to the total number of shares of all other classes of common stock then outstanding (which totals, in the case of Minerals Stock, shall include the Nominal Shares).

The Company has authority to issue up to 2,000 shares of preferred stock, par value $10 per share. In January 1994, the Company issued $80,500 or 161 shares of its $31.25 Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock"). The Convertible Preferred Stock pays an annual cumulative dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available; therefore, when, as and if declared by the Board, and bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon. Each share of the Convertible Preferred Stock is convertible at the option of the holder at any time, unless previously redeemed or, under certain circumstances, called for redemption, into shares of Minerals Stock at a conversion price of $32.175 per share of Minerals Stock, subject to adjustment in certain circumstances. The Company may at its option, redeem the Convertible Preferred Stock, in whole or in part, for cash at a price of $518.750 per share, effective February 1, 1998, and thereafter at prices declining ratably annually on each February 1 to an amount equal to $500.00 per share on and after February 1, 2004, plus in each case an amount equal to accrued and unpaid dividends on the date of redemption. Except under certain circumstances or as prescribed by Virginia law, shares of the Convertible Preferred Stock are nonvoting. Other than the Convertible Preferred Stock, no shares of preferred stock are presently issued or outstanding.

In November 1995, the Company's Board of Directors (the "Board") authorized a revised share repurchase program which allowed for the purchase, from time to time, of up to 1,000 shares of Minerals Stock, up to 1,500 shares of Brink's Stock and up to 1,500 shares of Burlington Stock, not to exceed an aggregate purchase price of $45,000; such shares to be purchased from time to time in the open market or in private transactions, as conditions warrant.

In 1994, the Board authorized the repurchase, from time to time, of up to $15,000 of Convertible Preferred Stock. In November 1995, and February 1997, the Board authorized an increase in the remaining authority to $15,000 and, in May 1997, the Board authorized an increase to $25,000.

Under the share repurchase programs, the Company purchased shares in the periods presented as follows:

                                                        Years Ended December 31
(In thousands)                                       1997                  1996
--------------------------------------------------------------------------------
Brink's Stock:
     Shares                                           166                   278
     Cost                                          $4,349                 6,937

Burlington Stock:
     Shares                                           332                    76
     Cost                                          $7,405                 1,407

Convertible Preferred Stock:
     Shares                                             2                    21
     Cost                                          $  617                 7,897
     Excess carrying amount (a)                    $  108                 2,120
================================================================================

(a) The excess of the carrying amount of the Convertible Preferred Stock over the cash paid to holders for repurchases made during the years which is deducted from preferred dividends in the Company's Statement of Operations.

At December 31, 1997 the Company had remaining authority to purchase over time 1,000 shares of Pittston Minerals Group Common Stock; 1,056 shares of Pittston Brink's Common Stock; 1,092 shares of Pittston Burlington Group Common Stock and an additional $24,383 of its Convertible Preferred Stock. The aggregate purchase price limitation for all common stock was $24,903 at December 31, 1997. The authority to acquire shares remains in effect in 1998.

In 1997, 1996 and 1995 dividends paid on the Convertible Preferred Stock amounted to $3,589, $3,795, and $4,341 respectively. During 1997 and 1996, the Board declared and the Company paid dividends of 10 cents per share, 65 cents per share and 24 cents per share of Brink's Stock, Minerals Stock and Burlington Stock, respectively.

Under a Shareholder Rights Plan adopted by the Board in 1987 and as amended, rights to purchase a new Series A Participating Cumulative Preferred Stock (the "Series A Preferred Stock") of the Company were distributed as a dividend at the rate of one right for each share of the Company's common stock. Each Brink's Right, if and when it becomes exercisable, will entitle the holder to purchase one-thousandth of a share of Series A Preferred Stock at a purchase price of $26.67, subject to adjustment. Each Burlington Right, if and when it becomes exercisable, will entitle the holder to purchase one-thousandth of a share of Series D Preferred Stock at a purchase price of $26.67, subject to adjustment. Each Minerals Right, if and when it becomes exercisable, will entitle the holder to purchase one-thousandth of a share of Series B Participating Cumulative Preferred Stock (the "Series B Preferred Stock") at a purchase price of $40, subject to adjustment.

Each fractional share of Series A Preferred Stock and Series B Preferred Stock will be entitled to participate in dividends and to vote on an equivalent basis with one whole share of Brink's Stock, Burlington Stock and Minerals Stock, respectively. Each right will not be exercisable until after a third party acquires 15% or more of the total voting rights of all outstanding Brink's Stock, Burlington Stock and Minerals Stock or on such date as may be designated by the Board after commencement of a tender offer or exchange offer by a third party for 15% or more of the total voting rights of all outstanding Brink's Stock, Burlington Stock and Minerals Stock.

If after the rights become exercisable, the Company is acquired in a merger or other business combination, each right will entitle the holder to purchase, for the purchase price, common stock of the surviving or acquiring company having a market value of twice the purchase price. In the event a third party acquires 15% or more of all outstanding Brink's Stock, Burlington Stock and Minerals Stock, the rights will entitle each holder to purchase, at the purchase price, that number of fractional shares of Series A Preferred Stock, Series D Preferred Stock and Series B Preferred Stock equivalent to the number of shares of common stock which at the time of the triggering event would have a market value of twice the purchase price. As an alternative to the purchase described in the previous sentence, the Board may elect to exchange the rights for other forms of consideration, including that number of shares of common stock obtained by dividing the purchase price by the market price of the common stock at the time of the exchange or for cash equal to the purchase price. The rights may be redeemed by the Company at a price of $0.01 per right and expire on September 25, 2007.

The Company's Articles of Incorporation limits dividends on Minerals Stock to the lesser of (i) all funds of the Company legally available therefore (as prescribed by Virginia law) and (ii) the Available Minerals Dividend Amount (as defined in the Articles of Incorporation). The Available Minerals Dividend Amount may be reduced by activity that reduces shareholder's equity or the fair value of net assets of the Minerals Group. Such activity includes net losses by the Minerals Group, dividends paid on the Minerals Stock and the Convertible Preferred Stock, repurchases of Minerals Stock and the Convertible Preferred Stock, and foreign currency translation losses. At December 31, 1997, the Available Minerals Dividend Amount was at least $15,199.

In December 1992, the Company formed The Pittston Company Employee Benefits Trust (the "Trust") to hold shares of its common stock to fund obligations under certain employee benefit programs not including stock option plans. The trust first began funding obligations under the Company's various stock option plans in September 1995. Upon formation of the Trust, the Company sold for a promissory note of the Trust, 4,000 new shares of its common stock to the Trust at a price equal to the fair value of the stock on the date of sale. At December 31, 1997, 2,734 shares of Brink's Stock (3,141 in
1996), 868 shares of Burlington (1,280 in 1996) and 232 shares of Minerals Stock (424 in 1996) remained in the Trust, valued at market. These shares will be voted by the trustee in the same proportion as those voted by the Company's employees participating in the Company's Savings Investment Plan. The fair market value of the shares is included in each issue of common stock and capital in excess of par and, in total, as a reduction to common shareholders' equity in the Company's consolidated balance sheet.

11. ACQUISITIONS

In 1997, the Company increased its ownership position in its Venezuelan affiliate, Custravalca, from 15% to 61%. The acquisition was financed through a syndicate of local Venezuelan banks. The borrowings consisted of a long-term loan denominated in the local currency equivalent to U.S. $40,000 and a $10,000 short-term loan denominated in U.S. dollars of which approximately $36,000 was outstanding at December 31, 1997. In conjunction with this transaction, Brink's acquired an additional 31% interest in Brink's Peru S.A. bringing its interest to 36%.

In June 1997, the Company acquired Cleton & Co. ("Cleton"), a leading logistics provider in the Netherlands. The Company acquired Cleton for the equivalent of U.S. $10,700 and the initial assumption of the equivalent of U.S. $10,000 of debt of which approximately U.S. $6,000 was outstanding at December 31, 1997. Additional contingent payments ranging from the current equivalent of U.S. $0 to U.S. $18,000 will be paid over the next three years based on certain performance criteria of Cleton. Approximately $3,000 of goodwill is being amortized on a straight-line basis over 40 years.

In addition, throughout 1997, the Company acquired additional interests in several subsidiaries and affiliates. Remaining interests were acquired in the Netherlands, Hong Kong, Taiwan and South Africa while ownership positions were increased in Bolivia and Chile.

All acquisitions were accounted for under the purchase method, and, accordingly, the costs of the acquisitions were allocated to the assets acquired and liabilities assumed based on their respective fair values. The results of the operations of each of the acquired companies have been included in the Company's consolidated results of operations since each respective date of acquisition.

The 1997 acquisitions were not material to the Company's consolidated financial statements taken as a whole. There were no material acquisitions in 1996 or 1995.

In January 1998, the Company purchased nearly all the remaining shares of its affiliate in France for payments over three years aggregating approximately U.S. $39,000. The initial payment made at closing of U.S. $8,789 was funded through the revolving credit portion of the Facility.

12. COAL JOINT VENTURE

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

Under loan agreements with the Authority, DTA is obligated to make payments sufficient to provide for the timely payment of the principal and interest on the bonds. Under a throughput and handling agreement, the Company has agreed to make payments to DTA that in the aggregate will provide DTA with sufficient funds to make the payments due under the loan agreements and to pay the Company's share of the operating costs of the Facilities. The Company has also unconditionally guaranteed the payment of the principal of and premium, if any, and the interest on the bonds. Payments for operating costs aggregated $4,691 in 1997, $5,208 in 1996 and $6,841 in 1995. The Company has the right to use 32.5% of the throughput and storage capacity of the Facilities subject to user rights of third parties which pay the Company a fee. The Company pays throughput and storage charges based on actual usage at per ton rates determined by DTA.

13. LEASES

The Company and its subsidiaries lease aircraft, facilities, vehicles, computers and coal mining and other equipment under long-term operating leases with varying terms, and most of the leases contain renewal and/or purchase options.

As of December 31, 1997, aggregate future minimum lease payments under noncancellable operating leases were as follows:

                                                      Equipment
                     Aircraft       Facilities          & Other            Total
--------------------------------------------------------------------------------
1998                  $22,479           42,841           30,391           95,711
1999                   20,157           37,726           21,512           79,395
2000                   13,488           28,320           15,261           57,069
2001                   10,402           23,942           10,079           44,423
2002                    5,184           20,467            5,849           31,500
2003                    1,152           16,482              647           18,281
2004                       --           14,552              502           15,054
2005                       --           13,265              418           13,683
2006                       --           11,871              418           12,289
Later Years                --           69,533            2,883           72,416
--------------------------------------------------------------------------------
Total                 $72,862          278,999           87,960          439,821
================================================================================

These amounts are net of aggregate future minimum noncancellable sublease rentals of $3,811.

Net rent expense amounted to $109,976 in 1997, $111,562 in 1996 and $120,583 in 1995.

The Company incurred capital lease obligations of $4,874 in 1997, $3,185 in 1996 and $2,948 in 1995. As of December 31, 1997, the Company's obligations under capital leases were not significant (Note 7).

The Company is in the process of renewing certain aircraft leasing agreements with terms of 4 to 5 years. Aggregate future minimum lease payments under these agreements will approximate $42,000.

14. EMPLOYEE BENEFIT PLANS

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

The net pension expense (credit) for 1997, 1996 and 1995 for all plans is as follows:

                                                        Years Ended December 31
                                                    1997        1996       1995
--------------------------------------------------------------------------------
Service cost--benefits earned during year       $ 15,283      14,753     11,193
Interest cost on projected benefit obligation     26,978      23,719     21,429
Return on assets--actual                         (82,051)    (57,109)   (77,368)
Return on assets--deferred                        41,157      19,461     43,139
Other amortization, net                              564       1,741       (803)
--------------------------------------------------------------------------------
Net pension expense (credit)                    $  1,931       2,565     (2,410)
================================================================================

The assumptions used in determining the net pension expense (credit) for the Company's primary pension plan were as follows:

                                                       1997      1996      1995
--------------------------------------------------------------------------------
Interest cost on projected benefit obligation          8.0%      7.5%     8.75%
Expected long-term rate of return on assets           10.0%     10.0%     10.0%
Rate of increase in compensation levels                4.0%      4.0%      4.0%
================================================================================

The funded status and prepaid pension expense at December 31, 1997 and 1996 for all plans are as follows:

                                                           1997            1996
--------------------------------------------------------------------------------
Actuarial present value of accumulated benefit
     obligation:
     Vested                                            $326,783         276,335
     Nonvested                                           20,573          15,694
--------------------------------------------------------------------------------
                                                        347,356         292,029
Benefits attributable to projected salaries              54,896          47,231
--------------------------------------------------------------------------------
Projected benefit obligation                            402,252         339,260
Plan assets at fair value                               511,245         450,430
--------------------------------------------------------------------------------
Excess of plan assets over projected
     benefit obligation                                 108,993         111,170
Unamortized initial net asset                            (1,450)         (2,719)
Unrecognized experience loss                             10,548          11,179
Unrecognized prior service cost                           1,209           1,540
--------------------------------------------------------------------------------
Net pension assets                                      119,300         121,170
Current pension liabilities                               3,838           3,071
--------------------------------------------------------------------------------
Deferred pension assets per balance sheet              $123,138         124,241
================================================================================

For the valuation of the Company's primary pension obligations and the calculation of the funded status, the discount rate was 7.5% in 1997, and 8% in 1996. The expected long-term rate of return on assets was 10% in both years. The rate of increase in compensation levels used was 4% in 1997 and 1996.

The unrecognized initial net asset at January 1, 1986 (January 1, 1989 for certain foreign pension plans), the date of adoption of Statement of Financial Accounting Standards No. 87, has been amortized over the estimated remaining average service life of the employees. As of December 31, 1997, approximately 69% of plan assets were invested in equity securities and 31% in fixed income securities.

Under the 1990 collective bargaining agreement with the United Mine Workers of America ("UMWA"), the Company agreed to make payments at specified contribution rates for the benefit of the UMWA employees. The trustees of the UMWA pension fund contested the agreement and brought action against the Company. While the case was in litigation, Minerals Group's benefit payments were made into an escrow account for the benefit of union employees. During 1996, the case was settled and the escrow funds were released (Note 18). As a result of the settlement, the Coal subsidiaries agreed to continue their participation in the UMWA 1974 pension plan at defined contribution rates.

The Company and its subsidiaries also provide certain postretirement health care and life insurance benefits for eligible active and retired employees in the United States and Canada.

For the years 1997, 1996 and 1995, the components of periodic expense for these postretirement benefits were as follows:

                                                        Years Ended December 31
                                                   1997        1996        1995
--------------------------------------------------------------------------------
Service cost benefits earned during the year    $ 1,610       2,069       1,720
Interest cost on accumulated postretirement
     benefit obligation                          22,112      20,213      19,957
Amortization of losses (gains)                    1,389       1,128         (15)
--------------------------------------------------------------------------------
Total expense                                   $25,111      23,410      21,662
================================================================================

At December 31, 1997 and 1996, the actuarially determined and recorded liabilities for these postretirement benefits, none of which have been funded, were as follows:

                                                        Years Ended December 31
                                                         1997              1996
--------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
Retirees                                             $255,190           237,677
Fully eligible active plan participants                37,519            25,267
Other active plan participants                         21,212            24,578
--------------------------------------------------------------------------------
                                                      313,921           287,522
Unrecognized experience loss                          (63,247)          (42,850)
--------------------------------------------------------------------------------
Liability included on the balance sheet               250,674           244,672
Less current portion                                   19,222            17,975
--------------------------------------------------------------------------------
Noncurrent liability for postretirement health
     care and life insurance benefits                $231,452           226,697
================================================================================

The accumulated postretirement benefit obligation was determined using the unit credit method and an assumed discount rate of 7.5% in 1997, and 8% in 1996. The assumed health care cost trend rate used in 1997 was 7.43% for pre-65 retirees, grading down to 5% in the year 2001. For post-65 retirees, the assumed trend rate in 1997 was 6.43%, grading down to 5% in the year 2001. The assumed Medicare cost trend rate used in 1997 was 6.10%, grading down to 5% in the year 2001.

A percentage point increase each year in the assumed health care cost trend rate used would have resulted in an increase of approximately $3,100 in the aggregate service and interest components of expense for the year 1997, and an increase of approximately $41,300 in the accumulated postretirement benefit obligation at December 31, 1997.

The Company also sponsors a Savings-Investment Plan to assist eligible employees in providing for retirement or other future financial needs. Employee contributions are matched at rates of 50% to 125% up to 5% of compensation (subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended). Contribution expense under the plan aggregated $7,362 in 1997, $6,875 in 1996 and $6,324 in 1995.

The Company sponsors other defined contribution benefit plans based on hours worked, tons produced or other measurable factors. Contributions under all of these plans aggregated $206 in 1997, $643 in 1996 and $1,030 in 1995.

In October 1992, the Coal Industry Retiree Health Benefit Act of 1992 (the "Health Benefit Act") was enacted as part of the Energy Policy Act of 1992. The Health Benefit Act established rules for the payment of future health care benefits for thousands of retired union mine workers and their dependents. The Health Benefit Act established a trust fund to which the Company and certain of its subsidiaries (the "Pittston Companies") are jointly and severally liable for annual premiums for assigned beneficiaries, together with a pro rata share or certain beneficiaries who never worked for such employers ("unassigned beneficiaries"), in amounts determined on the basis set forth in the Health Benefit Act. For 1997, 1996 and 1995, these amounts, on a pretax basis, were approximately $9,300, $10,400 and $10,800, respectively. The Company believes that the annual liability under the Health Benefit Act for the Pittston Companies' assigned beneficiaries will continue at approximately $9,000 per year for the next several years and should begin to decline thereafter as the number of such assigned beneficiaries decreases.

Based on the number of beneficiaries actually assigned by the Social Security Administration, the Company estimates the aggregate pretax liability relating to the Pittston Companies' remaining assigned beneficiaries at approximately $200,000, which when discounted at 7.5% provides a present value estimate of approximately $90,000.

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

15. RESTRUCTURING AND OTHER (CREDITS) CHARGES, INCLUDING LITIGATION
ACCRUAL

Refer to Note 18 for a discussion of the benefit of the reversal of a litigation accrual related to the Evergreen case of $35,650.

At December 31, 1997, Coal Operations had a liability of $30,846 for various restructuring costs which was recorded as restructuring and other charges in the Statement of Operations in years prior to 1995. Although coal production has ceased at the mines remaining in the accrual, Coal Operations will incur reclamation and environmental costs for several years to bring these properties into compliance with federal and state environmental laws. However, management believes that the reserve, as adjusted at December 31, 1997 should be sufficient to provide for these future costs. Management does not anticipate material additional future charges to operating earnings for these facilities, although continual cash funding will be required over the next several years.

The initiation, in 1996, of a state tax credit for coal produced in Virginia, along with favorable labor negotiations and improved metallurgical market conditions for medium volatile coal, led management to continue operating an underground mine and a related coal preparation and loading facility previously included in the restructuring reserve. As a result of these decisions and favorable workers' compensation claim developments, Coal Operations reversed $3,104 and $11,649 of the reserve in 1997 and 1996, respectively. The 1996 reversal included $4,778 related to estimated mine and plant closures, primarily reclamation, and $6,871 in employee severance and other benefit costs. The entire 1997 reversal related to workers' compensation claim reserves.

The following table analyzes the changes in liabilities during the last three years for facility closure costs recorded as restructuring and other charges:

                                                             Employee
                                                   Mine   Termination,
                                       Leased       and       Medical
                                    Machinery     Plant           and
                                          and   Closure     Severance
(In thousands)                      Equipment     Costs         Costs     Total
================================================================================
Balance December 31, 1994              $3,787    38,256        43,372    85,415
Payments (a)                            1,993     7,765         7,295    17,053
Other reductions (c)                      576     1,508            --     2,084
--------------------------------------------------------------------------------
Balance December 31, 1995               1,218    28,983        36,077    66,278
Reversals                                  --     4,778         6,871    11,649
Payments (b)                              842     5,499         3,921    10,262
Other reductions (c)                       --     6,267            --     6,267
--------------------------------------------------------------------------------
Balance December 31, 1996                 376    12,439        25,285    38,100
Reversals                                  --        --         3,104     3,104
Payments (d)                              376     1,764         2,010     4,150
Other                                      --       468          (468)       --
--------------------------------------------------------------------------------
Balance December 31, 1997              $   --    11,143        19,703    30,846
================================================================================

(a) Of the total payments made in 1995, $6,424 was for liabilities recorded in years prior to 1993, $2,486 was for liabilities recorded in 1993 and $8,143 was for liabilities recorded in 1994.

(b) Of the total payments made in 1996, $5,119 was for liabilities recorded in years prior to 1993, $485 was for liabilities recorded in 1993 and $4,658 was for liabilities recorded in 1994.

(c) These amounts represent the assumption of liabilities by third parties as a result of sales transactions.

(d) Of the total payments made in 1997, $3,053 was for liabilities recorded in years prior to 1993, $125 was for liabilities recorded in 1993 and $972 was for liabilities recorded in 1994.

During the next twelve months, expected cash funding of these charges will be approximately $4,000 to $6,000. The liability for mine and plant closure costs is expected to be satisfied over the next nine years, of which approximately 40% is expected to be paid over the next two years. The liability for workers' compensation is estimated to be 42% settled over the next four years with the balance paid during the following five to nine years.

16. OTHER OPERATING INCOME

Other operating income primarily includes royalty income, gains on sales of assets and foreign exchange transactions gains and losses. Other operating income also includes the Company's share of net income of unconsolidated affiliated companies carried on the equity method of $539, $2,103 and $182 for 1997, 1996 and 1995, respectively.

Summarized financial information presented includes the accounts of the following equity affiliates (a):

                                                                      Ownership
                                                           At December 31, 1997
--------------------------------------------------------------------------------
Servicio Pan Americano De Protecion, S.A. (Mexico)                          20%
Brink's Panama, S.A.                                                        49%
Brink's Peru, S.A.                                                          36%
Brink's S.A. (France)                                                       38%
Brink's Schenker, GmbH (Germany)                                            50%
Security Services (Brink's Jordan), W.L.L.                                  45%
Brink's-Allied Limited (Ireland)                                            50%
Brink's Arya India Private Limited                                          40%
Brink's Pakistan (Pvt.) Limited                                             49%
Brink's (Thailand) Ltd.                                                     40%
Burlington International Forwarding Ltd. (Taiwan)                         33.3%
Mining Project Investors Limited (Australia)                              34.1%
MPI Gold (USA)                                                            34.1%
================================================================================

                                               1997          1996          1995
--------------------------------------------------------------------------------
Revenues                                   $638,624       728,815       762,250
Gross profit                                 97,976        78,900        60,712
Net income (loss)                             4,427        11,160        (5,873)
Current assets                              131,160       209,089       186,039
Noncurrent assets                           215,531       217,445       227,229
Current liabilities                         153,247       192,679       219,253
Noncurrent liabilities                       84,170       117,952        85,057
Net equity                                  109,274       115,903       108,958
================================================================================

(a) Also includes amounts related to equity affiliates who were either sold prior to December 31, 1997, became consolidated affiliates through increased ownership prior to December 31, 1997 or converted to cost investment. All amounts for such affiliates are presented pro-rata, where applicable.

Undistributed earnings of such companies included in consolidated retained earnings approximated $29,300 at December 31, 1997.

17. SEGMENT INFORMATION

Net sales and operating revenues by geographic area are as follows:

                                                       Years Ended December 31
                                                1997         1996         1995
-------------------------------------------------------------------------------
United States:
Domestic customers                        $1,618,929    1,487,145    1,449,684
Export customers                             236,813      273,162      256,396
-------------------------------------------------------------------------------
                                           1,855,742    1,760,307    1,706,080
International operations                   1,538,656    1,330,888    1,208,361
-------------------------------------------------------------------------------
Consolidated net sales and operating
     revenues                             $3,394,398    3,091,195    2,914,441
===============================================================================

Segment operating profit by geographic area is as follows:

                                                        Years Ended December 31
                                               1997          1996          1995
--------------------------------------------------------------------------------
United States                              $124,165       125,050       115,530
International operations (a)                 83,681        62,902        48,775
--------------------------------------------------------------------------------
Total segment operating profit             $207,846       187,952       164,305
================================================================================

Identifiable assets by geographic area are as follows:

                                                        Years Ended December 31
                                               1997          1996          1995
--------------------------------------------------------------------------------
United States                            $1,293,128     1,221,093     1,245,122
International operations                    601,189       505,203       453,451
--------------------------------------------------------------------------------
Total                                    $1,894,317     1,726,296     1,698,573
================================================================================

Industry segment information is as follows:

                                                        Years Ended December 31
                                               1997          1996          1995
--------------------------------------------------------------------------------
Net Sales and Operating Revenues:
BAX Global                               $1,662,338     1,484,869     1,403,195
Brink's                                     921,851       754,011       659,459
BHS                                         179,583       155,802       128,936
Coal Operations                             612,907       677,393       706,251
Mineral Ventures                             17,719        19,120        16,600
--------------------------------------------------------------------------------
Consolidated net sales and
     operating revenues                  $3,394,398     3,091,195     2,914,441
================================================================================
Operating Profit (Loss)(a)
BAX Global (e)                           $   63,264        64,604        58,723
Brink's                                      81,591        56,823        42,738
BHS (b) (d)                                  52,844        44,872        39,506
Coal Operations (c)                          12,217        20,034        23,131
Mineral Ventures                             (2,070)        1,619           207
--------------------------------------------------------------------------------
Segment operating profit                    207,846       187,952       164,305
General Corporate expense                   (19,718)      (21,445)      (16,806)
--------------------------------------------------------------------------------
Consolidated operating profit            $  188,128       166,507       147,499
================================================================================

(a) Includes equity in net income of unconsolidated foreign affiliates of $539 in 1997, $2,103 in 1996 and $182 in 1995 (Note 16).

(b) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations to more accurately reflect subscriber installation costs. The effect of this change in accounting principle was to increase operating profit by $4,943 in 1997, $4,539 in 1996 and $4,525 in 1995 (Note 4).

(c) Operating profit of the Coal segment included a benefit from restructuring and other credits, including litigation accrual of $3,104 in 1997 and $47,299 in 1996. (Note 15).

(d) BHS changed its annual depreciation rate in 1997 resulting in a reduction of depreciation expense for capitalized installation costs of $8,915 (Note 4).

(e) The 1997 amounts include the allocation of $12,500 of consulting expenses related to the redesign of BAX Global's business processes and information systems architecture. The $12,500 was allocated $4,750 to the U.S. operations and $7,750 to International operations.

                                                         Years Ended December 31
                                                    1997        1996        1995
--------------------------------------------------------------------------------
Capital Expenditures:
BAX Global                                      $ 31,307      59,470      34,576
Brink's                                           49,132      34,072      23,063
BHS                                               70,927      61,522      47,256
Coal Operations                                   22,285      18,881      17,811
Mineral Ventures                                   4,544       3,714       2,332
General Corporate                                    613       5,950         391
--------------------------------------------------------------------------------
Consolidated capital expenditures               $178,808     183,609     125,429
================================================================================
Depreciation, Depletion and Amortization:
BAX Global                                      $ 29,667      23,254      19,856
Brink's                                           30,758      24,293      21,844
BHS                                               30,344      30,115      22,408
Coal Operations                                   35,351      34,632      40,285
Mineral Ventures                                   1,968       1,856       1,597
General Corporate                                    663         468         379
--------------------------------------------------------------------------------
Consolidated depreciation, depletion
     and amortization                           $128,751     114,618     106,369
================================================================================

                                                               As of December 31
                                                1997          1996          1995
--------------------------------------------------------------------------------
Assets:
BAX Global                                $  690,144       617,784       539,719
Brink's                                      441,138       340,922       321,022
BHS                                          193,027       149,992       116,701
Coal Operations                              549,576       594,772       699,049
Mineral Ventures                              20,432        22,826        22,082
--------------------------------------------------------------------------------
Identifiable assets                        1,894,317     1,726,296     1,698,573
General Corporate (primarily cash,
     investments, advances and
     deferred pension assets)                101,627       106,307       108,799
--------------------------------------------------------------------------------
Consolidated assets                       $1,995,944     1,832,603     1,807,372
================================================================================

18. LITIGATION

In April 1990, the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ("Tankport") in Jersey City, New Jersey, which operations were sold in 1983. Under the settlement agreement, the Company is obligated to pay 80% of the remediation costs. Based on data available to the Company and its environmental consultants, the Company estimates its portion of the cleanup costs on an undiscounted basis using existing technologies to be between $6,600 and $11,900 over a period of up to five years. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which the clean-up will be conducted. The clean-up estimates have been modified from prior years' in light of cost inflation and certain assumptions the Company is making with respect to the end use of the property. The estimate of costs and the timing of payments could change as a result of changes to the remediation plan required, changes in the technology available to treat the site, unforseen circumstances existing at the site and additional cost inflation.

The Company commenced insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. In August 1995, the District Court ruled on various Motions for Summary Judgement. In its decision, the Court found favorably for the Company on several matters relating to the comprehensive general liability policies but concluded that the pollution liability policies did not contain pollution coverage for the types of claims associated with the Tankport site. On appeal, the Third Circuit reversed the District Court and held that the insurers could not deny coverage for the reasons stated by the District Court, and the case was remanded to the District Court for trial. In the event the parties are unable to settle the dispute, the case is scheduled to be tried beginning September, 1998. Management and its outside legal counsel continue to believe that recovery of a substantial portion of the cleanup costs will ultimately be probable of realization. Accordingly, based on estimates of potential liability, probable realization of insurance recoveries, related developments of New Jersey law, and the Third Circuit's decision, it is the Company's belief that the ultimate amount that it would be liable for is immaterial.

In 1988, the trustees of the 1950 Benefit Trust Fund and the 1974 Pension Benefit Trust Funds (the "Trust Funds") established under collective bargaining agreements with the UMWA brought an action (the "Evergreen Case") against the Company and a number of its coal subsidiaries claiming that the defendants are obligated to contribute to such Trust Funds in accordance with the provisions of the 1988 and subsequent National Bituminous Coal Wage Agreements, to which neither the Company nor any of its subsidiaries is a signatory. In 1993, the Company recognized in its consolidated financial statements the potential liability that might have resulted from an ultimate adverse judgment in the Evergreen Case (Notes 14 and 15).

In late March 1996, a settlement was reached in the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows: approximately $25,800 upon dismissal of the Evergreen Case and the remainder of $24,000 in installments of $7,000 in 1996 and $8,500 in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Company. The second and third payments were paid according to schedule and were funded from cash provided by operating activities. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan.

As a result of the settlement of the Evergreen Case at an amount lower than those previously accrued, the Company recorded a pretax gain of $35,650 ($23,173 after-tax) in the first quarter of 1996 in its consolidated financial statements.

19. COMMITMENTS

At December 31, 1997, the Company had contractual commitments for third parties to contract mine or provide coal to the Company. Based on the contract provisions these commitments are currently estimated to aggregate approximately $195,740 and expire from 1998 through 2005 as follows:

                       1998          $53,889
                       1999           40,546
                       2000           40,546
                       2001           29,109
                       2002           10,596
                       2003            7,656
                       2004            7,656
                       2005            5,742

Spending under the contracts was $70,691 in 1997, $99,161 in 1996, and $83,532 in 1995.

20. SUPPLEMENTAL CASH FLOW INFORMATION

For the years ended December 31, 1997, 1996 and 1995, cash payments for income taxes, net of refunds received, were $30,677, $26,412 and $21,967, respectively.

For the years ended December 31, 1997, 1996 and 1995, cash payments for interest were $26,808, $14,659 and $13,575, respectively.

In connection with the June 1997 acquisition of Cleton & Co. ("Cleton"), the Company assumed the equivalent of U.S. $10,000 of Cleton debt, of which the equivalent of approximately U.S. $6,000 was outstanding at December 31, 1997.

In 1995, the Company sold mining operations in Ohio together with a related coal supply contract for notes and royalties receivable totaling $6,949.

21. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Tabulated below are certain data for each quarter of 1997 and 1996. The 1996 and first three quarters of 1997 net income per share amounts have been restated to comply with SFAS No. 128, "Earnings Per Share" (Note 1). Third quarter 1997 amounts have been reclassified to include $3,948 of revenues and transportation expenses from Cleton, which was acquired in June 1997.

                                      1st           2nd        3rd         4th
--------------------------------------------------------------------------------
1997 Quarters:
Net sales and operating
     revenues                    $781,676       826,154    874,449     912,119
Gross profit                      109,445       118,884    143,136     143,567
Net income (a)                     21,341        14,663     36,337      37,857

Net  income per Pittston Brink's Group
  common share:
Basic                            $    .40           .46        .51         .55
Diluted                               .40           .46        .50         .54

Net income (loss) per Pittston Burlington Group
  common share:
Basic                            $    .26          (.10)       .82         .68
Diluted                               .26          (.10)       .80         .66

Net income (loss) per Pittston Minerals Group
  common share:
Basic (a)                        $    .01          (.26)       .02         .32
Diluted                               .01          (.26)       .02         .32
--------------------------------------------------------------------------------
1996 Quarters:
Net sales and operating
     revenues                    $730,907       757,387    782,394     820,507
Gross profit                       61,956       104,693    116,745     111,155
Net income (a)                     18,620        25,426     29,044      31,064

Net income per Pittston Brink's Group
  common share:
Basic                            $    .31           .37        .41         .47
Diluted                               .31           .36        .41         .46

Net income per Pittston Burlington Group
  common share:
Basic                            $    .20           .46        .56         .55
Diluted                               .19           .44        .54         .53

Net income per Pittston Minerals Group
  common share:
Basic (a)                        $    .25           .35        .33         .20
Diluted                               .25           .27        .25         .20
================================================================================

(a) The fourth quarters of 1997 and 1996 include the reversal of excess restructuring liabilities of $3,104 ($2,018 after-tax; $0.25 per basic share) and $9,541 ($6,202 after-tax; $0.78 per basic share) , respectively.

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


INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
The Pittston Company

We have audited the accompanying balance sheets of Pittston Brink's Group
(as described in Note 1) as of December 31, 1997 and 1996, and the related statements of operations and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of The Pittston Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements of Pittston Brink's Group present fairly, in all material respects, the financial position of Pittston Brink's Group as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

As more fully discussed in Note 1, the financial statements of Pittston Brink's Group should be read in connection with the audited consolidated financial statements of The Pittston Company and subsidiaries.

KPMG Peat Marwick LLP
Stamford, Connecticut

January 28, 1998

Pittston Brink's Group

BALANCE SHEETS

                                                                     December 31
(In thousands)                                                  1997        1996
================================================================================
ASSETS
Current assets:
Cash and cash equivalents                                   $ 37,694      20,012
Short-term investments                                         2,227       1,856
Accounts receivable:
 Trade                                                       164,527     124,371
 Other                                                         6,045       5,527
--------------------------------------------------------------------------------
                                                             170,572     129,898
 Less estimated amount uncollectible                           9,660       4,970
--------------------------------------------------------------------------------
                                                             160,912     124,928
Receivable Pittston Minerals Group (Note 2)                    8,003      14,027
Inventories                                                    3,469       3,073
Prepaid expenses                                              16,672      11,680
Deferred income taxes (Note 8)                                18,147      14,481
--------------------------------------------------------------------------------
Total current assets                                         247,124     190,057
Property, plant and equipment, at cost (Note 5)              623,129     497,500
 Less accumulated depreciation and amortization              276,457     240,741
--------------------------------------------------------------------------------
                                                             346,672     256,759
Intangibles, net of accumulated amortization (Note 6)         18,510      28,162
Investments in and advances to unconsolidated affiliates      28,169      29,081
Deferred pension assets (Note 14)                             31,713      33,670
Deferred income taxes (Note 8)                                 3,612       2,120
Other assets                                                  16,530      11,816
--------------------------------------------------------------------------------
Total assets                                                $692,330     551,665
================================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term borrowings                                       $  9,073       1,751
Current maturities of long-term debt (Note 9)                  7,576       2,139
Accounts payable                                              36,337      36,995
Accrued liabilities:
 Taxes                                                        14,350      14,051
 Workers' compensation and other claims                       17,487      16,667
 Payroll and vacation                                         38,388      21,993
 Deferred monitoring revenues                                 15,351      13,415
 Miscellaneous (Note 14)                                      39,786      32,381
--------------------------------------------------------------------------------
                                                             125,362      98,507
--------------------------------------------------------------------------------
Total current liabilities                                    178,348     139,392

Long-term debt, less current maturities (Note 9)              38,682       5,542
Postretirement benefits other than pensions (Note 14)          4,097       3,835
Workers' compensation and other claims                        11,277      11,056
Deferred income taxes (Note 8)                                45,324      38,539
Payable Pittston Minerals Group (Note 2)                         391       8,760
Other liabilities                                              8,929       8,234
Minority interests                                            24,802      22,929
Commitments and contingent liabilities
  (Notes 9, 13 and 17)
Shareholder's equity (Notes 3, 11 and 12)                    380,480     313,378
--------------------------------------------------------------------------------
Total liabilities and shareholder's equity                  $692,330     551,665
================================================================================

See accompanying notes to financial statements

Pittston Brink's Group

STATEMENTS OF OPERATIONS

                                                        Years Ended December 31
(In thousands, except per share amounts)             1997       1996       1995
================================================================================
Operating revenues                             $1,101,434    909,813    788,395
--------------------------------------------------------------------------------
Costs and expenses:
Operating expenses                                815,005    687,175    599,683
Selling, general and administrative expenses      160,676    130,833    112,133
--------------------------------------------------------------------------------
Total costs and expenses                          975,681    818,008    711,816
--------------------------------------------------------------------------------
Other operating income, net (Note 15)               1,811      2,433        895
--------------------------------------------------------------------------------
Operating profit                                  127,564     94,238     77,474
Interest income (Note 2)                            2,760      2,745      1,840
Interest expense (Note 2)                         (11,478)    (1,810)    (2,050)
Other expense, net                                 (5,571)    (5,407)    (3,505)
--------------------------------------------------------------------------------
Income before income taxes                        113,275     89,766     73,759
Provision for income taxes (Note 8)                39,653     30,071     22,666
--------------------------------------------------------------------------------
Net income                                     $   73,622     59,695     51,093
================================================================================

Net income per common share (Note 10):
   Basic                                       $    1.92        1.56       1.35
   Diluted                                          1.90        1.54       1.33
================================================================================
Average common shares outstanding (Note 10):
   Basic                                          38,273      38,200     37,931
   Diluted                                        38,791      38,682     38,367
================================================================================

See accompanying notes to financial statements.

Pittston Brink's Group

STATEMENTS OF CASH FLOWS

                                                                  Years Ended December 31
(In thousands)                                                 1997       1996         1995
===========================================================================================
Cash flows from operating activities:
Net income                                                $  73,622     59,695       51,093
Adjustments to reconcile net income to net cash
   provided by operating activities:
 Depreciation and amortization                               61,331     54,566       44,357
 Provision (credit) for deferred income taxes                   990         62         (952)
 Provision (credit) for pensions, noncurrent                  1,398      1,149         (466)
 Provision for uncollectible accounts receivable              6,094      4,416        3,265
 Equity in losses (earnings) of unconsolidated
   affiliates, net of dividends received                      1,996     (1,755)       2,352
 Minority interest expense                                    5,432      3,902        1,715
 Gain on sale of property, plant and equipment                 (712)    (1,567)      (1,757)
 Other operating, net                                         4,596      3,304        1,389
 Change in operating assets and liabilities,
   net of effects of acquisitions and dispositions:
  Increase in accounts receivable                           (25,259)   (15,556)     (22,352)
 Increase in inventories                                       (398)      (276)        (812)
 Decrease (increase) in prepaid expenses                         82     (1,300)      (1,858)
 Increase in accounts payable and accrued liabilities        19,341     12,989       15,822
 Increase in other assets                                    (2,398)    (4,742)      (1,597)
 Increase (decrease) in other liabilities                     3,025       (949)         337
 Other, net                                                  (2,100)      (155)         244
--------------------------------------------------------------------------------------------
Net cash provided by operating activities                   147,040    113,783       90,780
--------------------------------------------------------------------------------------------
Cash flows from investing activities:

Additions to property, plant and equipment                 (116,270)   (95,754)     (69,783)
Proceeds from disposal of property, plant and equipment       1,007      2,798        3,178

Acquisitions, net of cash acquired,
   and related contingency payments                         (55,349)        --         (956)
Other, net                                                    5,455        843       (1,313)
--------------------------------------------------------------------------------------------
Net cash used by investing activities                      (165,157)   (92,113)     (68,874)
--------------------------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                            59,936      1,842        1,782
Reductions of debt                                          (15,542)    (9,375)      (5,893)
Payments to Minerals Group                                   (2,977)    (6,082)     (12,240)
Repurchase of common stock                                   (4,349)    (6,936)      (2,303)
Proceeds from exercise of stock options and
   employee stock purchase plan                               2,297      2,072        1,931
Dividends paid                                               (3,566)    (3,918)      (3,432)
Cost of stock proposal                                           --     (1,238)          --
--------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities             35,799    (23,635)     (20,155)
--------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents         17,682     (1,965)       1,751
Cash and cash equivalents at beginning of period             20,012     21,977       20,226
--------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                $  37,694     20,012       21,977
============================================================================================

See accompanying notes to financial statements.

Pittston Brink's Group

NOTES TO FINANCIAL STATEMENTS

(In thousands, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

As used herein, the "Company" includes The Pittston Company and its direct and indirect subsidiaries, except as otherwise indicated by the context. The Company is comprised of three separate groups - Pittston Brink's Group, Pittston Burlington Group, and Pittston Minerals Group. The financial statements of the Brink's Group include the balance sheets, the results of operations and cash flows of the Brink's, Incorporated ("Brink's") and Brink's Home Security, Inc. ("BHS") operations of the Company, and a portion of the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The Brink's Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate allocations reflected in these financial statements are determined based upon methods which management believes to be a reasonable and equitable allocation of such items (Note 2).

The Company provides to holders of Pittston Brink's Group Common Stock ("Brink's Stock") separate financial statements, financial review, descriptions of business and other relevant information for the Brink's Group in addition to the consolidated financial information of the Company. Notwithstanding the attribution of assets and liabilities (including contingent liabilities) among the Minerals Group, the Brink's Group and the Burlington Group for the purpose of preparing their respective financial statements, this attribution and the change in the capital structure of the Company as a result of the approval of the Brink's Stock Proposal did not affect legal title to such assets or responsibility for such liabilities for the Company or any of its subsidiaries. Holders of Brink's Stock are common shareholders of the Company, which continues to be responsible for all liabilities. Financial impacts arising from one group that affect the Company's financial condition could affect the results of operations and financial condition of each of the groups. Since financial developments within one group could affect other groups, all shareholders of the Company could be adversely affected by an event directly impacting only one group. Accordingly, the Company's consolidated financial statements must be read in connection with the Brink's Group's financial statements.

Principles of Combination

The accompanying financial statements reflect the combined accounts of the businesses comprising the Brink's Group and their majority-owned subsidiaries. The Brink's Group's interests in 20% to 50% owned companies are carried on the equity method unless control exists, in which case, consolidation occurs. All material intercompany items and transactions have been eliminated in combination. Certain prior year amounts have been reclassified to conform to the current year's financial statement presentation.

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

Subscriber installation costs for home security systems provided by BHS are capitalized and depreciated over the estimated life of the assets and are included in machinery and equipment. The security system that is installed remains the property of BHS and is capitalized at the cost to bring the revenue producing asset to its intended use. When an installation is identified for disconnection, the remaining net book value of the installation is fully written off and charged to depreciation expense.

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

Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which these items are expected to reverse.

See Note 2 for allocation of the Company's U.S. federal income taxes to the Brink's Group.

Postretirement Benefits Other Than Pensions

Postretirement benefits other than pensions are accounted for in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which requires employers to accrue the cost of such retirement benefits during the employees' service with the Company.

Accounting for Stock Based Compensation

The Brink's Group has implemented the disclosure-only provisions of SFAS No. 123 "Accounting for Stock Based Compensation" (Note 11). The Brink's Group continues to measure compensation expense for its stock-based compensation plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees."

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

Net Income Per Share

Basic and diluted net income per share for the Brink's Group are computed by dividing net income by the basic weighted-average common shares outstanding and the diluted weighted-average common shares outstanding, respectively. Diluted weighted-average common shares outstanding includes additional shares assuming the exercise of stock options. However, when the exercise of stock options is antidilutive, they are excluded from the calculation. The shares of Brink's Stock held in The Pittston Company Employee Benefits Trust (the "Trust" - See
Note 12) are subject to the treasury stock method and effectively are not included in the basic and diluted net income per share calculations.

Use of Estimates

In accordance with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements. Actual results could differ from those estimates.

Accounting Changes

In 1997, the Brink's Group implemented SFAS No. 128 "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and diluted net income per share with basic and diluted net income per share (Note 10). Unlike primary net income per share, basic net income per share excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share is very similar to the previous fully diluted net income per share. All prior-period net income per share data has been reinstated to conform with the provisions of SFAS No. 128.

Pending Accounting Changes

The Brink's Group will implement SFAS No. 130, "Reporting Comprehensive Income" in the first quarter of 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. With the exception of foreign currency translation adjustments, such changes are not significant to the Brink's Group.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", will be implemented in the financial statements for the year ended December 31, 1998. SFAS No. 131 requires publicly-held companies to report financial and descriptive information about operating segments in financial statements issued to shareholders for interim and annual periods. The SFAS also requires additional disclosures with respect to products and services, geographic areas of operation and major customers. The adoption of this SFAS is not expected to have a material impact on the financial statements of the Brink's Group.

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

Financial

As a matter of policy, the Company manages most financial activities of the Brink's Group, Burlington Group and Minerals Group on a centralized, consolidated basis. Such financial activities include the investment of surplus cash; the issuance, repayment and repurchase of short-term and long-term debt; the issuance and repurchase of common stock and the payment of dividends. In preparing these financial statements, transactions primarily related to invested cash, short-term and long-term debt (including convertible debt), related net interest and other financial costs have been attributed to the Brink's Group based upon its cash flows for the periods presented after giving consideration to the debt and equity structure of the Company. The Company attributes long-term debt to the Brink's Group based upon the purpose for the debt in addition to the cash requirements of the Brink's Group. At
December 31, 1997 and 1996 none of the long-term debt of the Company was attributed to the Brink's Group. The portion of the Company's interest expense allocated to the Brink's Group for 1997, 1996 and 1995 was $123, $106, and $120, respectively. Management believes such method of allocation to be equitable and a reasonable estimate of the cost attributable to the Brink's Group.

To the extent borrowings are deemed to occur between the Brink's Group, the Burlington Group and the Minerals Group, intergroup accounts are established bearing interest at the rate in effect from time to time under the Company's unsecured credit lines or, if no such credit lines exist, at the prime rate charged by Chase Manhattan Bank from time to time. At December 31, 1997 and 1996, the Minerals Group owed the Brink's Group $27,004 and $24,027, respectively, as the result of such borrowings.

Income Taxes

The Brink's Group and its domestic subsidiaries are included in the consolidated U.S. federal income tax return filed by the Company.

The Company's consolidated provision and actual cash payments for U.S. federal income taxes are allocated between the Brink's Group, Burlington Group and Minerals Group in accordance with the Company's tax allocation policy and reflected in the financial statements for each Group. In general, the consolidated tax provision and related tax payments or refunds are allocated among the Groups, for financial statement purposes, based principally upon the financial income, taxable income, credits and other amounts directly related to the respective Group. Tax benefits that cannot be used by the Group generating such attributes, but can be utilized on a consolidated basis, are allocated to the Group that generated such benefits and an intergroup account is established for the benefit of the Group generating the attributes. As a result, the allocated Group amounts of taxes payable or refundable are not necessarily comparable to those that would have resulted if the Groups had filed separate tax returns. At December 31, 1997 and 1996, the Brink's Group owed the Minerals Group $19,391 and $18,760, respectively, for such tax benefits, of which $391 and $8,760, respectively, were not expected to be paid within one year from such dates in accordance with the policy. The Brink's Group paid the Minerals Group $15,794 in 1997 and $14,470 in 1996 for the utilization of such tax benefits.

Shared Services

A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Brink's Group based upon utilization and other methods and criteria which management believes to be equitable and a reasonable estimate of the cost attributable to the Brink's Group. These allocations were $6,871, $7,457, and $4,770 in 1997, 1996 and 1995, respectively.

Pension

The Brink's Group's pension cost related to its participation in the Company's noncontributory defined benefit pension plan is actuarially determined based on its respective employees and an allocable share of the pension plan assets and calculated in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" Pension plan assets have been allocated to the Brink's Group based on the percentage of its projected benefit obligation to the plan's total projected benefit obligation. Management believes such method of allocation to be equitable and a reasonable estimate of the cost attributable to the Brink's Group.

3. SHAREHOLDER'S EQUITY

The following presents shareholder's equity of the Brink's Group:


                                                            As of December 31
                                               1997         1996         1995
--------------------------------------------------------------------------------
Balance at beginning of period ........   $ 313,378      258,805      215,531
Net income ............................      73,622       59,695       51,093
Foreign currency translation adjustment      (8,237)      (1,423)      (6,808)
Stock options exercised ...............       2,296        1,940        1,114
Stock released from employee benefits
     trust to employee benefits plan ..       6,369        5,633        3,371
Stock repurchases .....................      (4,349)      (6,937)      (2,303)
Dividends declared ....................      (3,755)      (3,902)      (3,437)
Cost of stock proposal ................          --       (1,238)          --
Tax benefit of options exercised ......       1,156          805          244
--------------------------------------------------------------------------------
Balance at end of period ..............   $ 380,480      313,378      258,805
================================================================================


The cumulative foreign currency translation adjustment deducted from shareholder's equity is $29,704, $21,467, and $20,044 at December 31, 1997, 1996
and 1995, respectively.

4. ACQUISITIONS

In 1997, the Brink's Group increased its ownership position in its Venezuelan affiliate, Custodia y Traslado de Valores, C.A. ("Custravalca"), from 15% to 61%. The acquisition was financed through a syndicate of local Venezuelan banks. The borrowings consisted of a long-term loan denominated in the local currency equivalent to U.S. $40,000 and a $10,000 short-term loan denominated in U.S. dollars of which approximately $36,000 was outstanding at December 31, 1997. In conjunction with this transaction, Brink's acquired an additional 31% interest in Brink's Peru S.A. bringing its interest to 36%.

In addition, throughout 1997, the Brink's Group acquired additional interests in several subsidiaries and affiliates. Remaining interests were acquired in the Netherlands, Hong Kong and Taiwan while ownership positions were increased in Bolivia and Chile.

All acquisitions were accounted for under the purchase method, and, accordingly, the costs of the acquisitions were allocated to the assets acquired and liabilities assumed based on their respective fair values. The results of the operations of each of the acquired companies have been included in the Brinks' Group combined results of operations since each respective date of acquisition.

The 1997 acquisitions were not material to the Brink's Group's combined financial statements taken as a whole. There were no material acquisitions in 1996 or 1995.


In January 1998, the Brink's Group purchased nearly all the remaining shares of its French affiliate for payments over three years aggregating approximately U.S. $39,000. The initial payment made at closing of U.S. $8,789 was funded through the revolving credit portion of the Facility.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consists of the following:

                                                               As of December 31
                                                          1997              1996
--------------------------------------------------------------------------------
Land .......................................          $ 11,928             5,463
Buildings ..................................           103,482            78,999
Machinery and equipment ....................           507,719           413,038
--------------------------------------------------------------------------------
Total ......................................          $623,129           497,500
================================================================================



The estimated useful lives for property, plant and equipment are as follows:

                                                                           Years
--------------------------------------------------------------------------------
Buildings                                                               10 to 40
Machinery and equipment                                                  2 to 20
================================================================================


Depreciation of property, plant and equipment aggregated $60,119 in 1997, $53,285 in 1996, and $42,853 in 1995.

Changes in capitalized subscriber installation costs for home security systems included in machinery and equipment were as follows:

                                                              Years Ended December 31
                                                       1997         1996         1995
-------------------------------------------------------------------------------------
Capitalized subscriber installation
     costs--beginning of year ..................   $ 134,850      105,336       81,445
Capitalized cost of security system
     installations ............................      64,993       57,194       44,488
Depreciation, including amounts recognized
     to fully depreciate capitalized costs for
     installations disconnected during the year     (27,051)     (27,680)     (20,597)
-------------------------------------------------------------------------------------
Capitalized subscriber installation
     costs--end of year ........................   $ 172,792      134,850      105,336
=====================================================================================

Based on demonstrated retention of customers, beginning in the first quarter of 1997, BHS prospectively adjusted its annual depreciation rate from 10 to 15 years for capitalized subscribers' installation costs. This change more accurately matches depreciation expense with monthly recurring revenue generated from customers. This change in accounting estimate reduced depreciation expense for capitalized installation costs in 1997 for the Brink's Group and the BHS segment by $8,915. The effect of this change increased net income of the Brink's Group in 1997 by $5,794 ($0.15 per basic and diluted common share).

New subscribers were approximately 105,600 in 1997, 98,500 in 1996, and 82,600 in 1995.

As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security system installations. This change in accounting principle is preferable because it more accurately reflects subscriber installation costs. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel (in the amount of $2,600 in 1997, $2,517 in 1996, and $2,712 in 1995) and costs incurred for maintaining facilities and vehicles dedicated to the installation process (in the amount of $2,343 in 1997, $2,022 in 1996, and $1,813 in 1995). The
effect of this change in accounting principle was to increase operating profit of the Brink's Group in 1997, 1996 and 1995 by $4,943, $4,539, and $4,525,
respectively, and net income of the Brink's Group in 1997, 1996 and 1995 by $3,213, $2,723, and $2,720, respectively, or by $0.08 per basic and diluted common share in 1997 and $0.07 per basic and diluted common share in 1996 and 1995. Prior to January 1, 1992, the records needed to identify such costs were not available. Thus, it was impossible to accurately calculate the effect on retained earnings as of January 1, 1992. However, the Brink's Group believes the effect on retained earnings as of January 1, 1992, was immaterial.

Because capitalized subscriber installation costs for prior periods were not adjusted for the change in accounting principle, installation costs for subscribers in those years will continue to be depreciated based on the lesser amounts capitalized in prior periods. Consequently, depreciation of capitalized subscriber installation costs in the current year and until such capitalized costs prior to January 1, 1992 are fully depreciated will be less than if such prior periods' capitalized costs had been adjusted for the change in accounting. However, the Brink's Group believes the effect on net income in 1997, 1996 and 1995 was immaterial.


6. INTANGIBLES

Intangibles consist entirely of the excess of cost over fair value of net assets of businesses acquired and are net of accumulated amortization of $9,101 at December 31, 1997, and $8,778 at December 31, 1996. The estimated useful life of intangibles is generally forty years. Amortization of intangibles aggregated $982 in 1997, $967 in 1996, and $958 in 1995.

In 1997, the Brink's Group acquired the remaining 35% interest in Brink's subsidiary in the Netherlands ("Nedlloyd") for approximately $2,000 with additional contingent payments of up to $2,000 to be paid over the next two years based on certain performance criteria of Brink's-Nedlloyd. The original 65% acquisition in the Nedlloyd partnership resulted in goodwill of approximately $13,200. The acquisition of the remaining 35% interest resulted in a credit to goodwill of approximately $7,400, as the remaining interest was purchased for less than the book value.

7. FINANCIAL INSTRUMENTS

Financial instruments which potentially subject the Brink's Group to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and trade receivables. The Brink's Group places its cash and cash equivalents and short-term investments with high credit quality financial institutions. Also, by policy, the amount of credit exposure to any one financial institution is limited. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Brink's Group's customer base, and their dispersion across many different geographic areas.

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

Off-balance sheet instruments

The Brink's Group utilizes off-balance sheet financial instruments, from time to time, to hedge its foreign currency and other market exposures. The risk that counterparties to such instruments may be unable to perform is minimized by limiting the counterparties to major financial institutions. The Brink's Group does not expect any losses due to such counterparty default. No such financial instruments are in use by the Brink's Group at December 31, 1997.

8. INCOME TAXES

The provision (credit) for income taxes consists of the following:

                            U.S.
                         Federal             Foreign         State         Total
--------------------------------------------------------------------------------
1997:

Current ...........      $23,694              11,820         3,149        38,663
Deferred ..........        1,013                 (42)           19           990
--------------------------------------------------------------------------------
Total .............      $24,707              11,778         3,168        39,653
================================================================================
1996:

Current ...........      $18,079               8,830         3,100        30,009
Deferred ..........        1,634              (1,760)          188            62
--------------------------------------------------------------------------------
Total .............      $19,713               7,070         3,288        30,071
================================================================================

1995:

Current ...........      $16,010               4,615         2,993        23,618
Deferred ..........          972              (1,550)         (374)         (952)
--------------------------------------------------------------------------------
Total .............      $16,982               3,065         2,619        22,666
================================================================================



The significant components of the deferred tax expense (benefit) were as follows:

                                                        Years Ended December 31
                                                     1997       1996       1995
--------------------------------------------------------------------------------
Deferred tax (benefit) expense, exclusive
     of the components listed below ...........   $(2,073)     1,479      1,550
Net operating loss carryforwards ..............      (405)    (1,851)      (790)
Alternative minimum tax credits ...............     3,468        434     (1,712)
--------------------------------------------------------------------------------
Total .........................................   $   990         62       (952)
================================================================================



The tax benefit for compensation expense related to the exercise of certain employee stock options for tax purposes in excess of compensation expense for financial reporting purposes is recognized as an adjustment to shareholder's equity.


The components of the net deferred tax liability as of December 31, 1997 and December 31, 1996 were as follows:

                                                               1997         1996
--------------------------------------------------------------------------------
Deferred tax assets:
Accounts receivable ..................................      $ 2,953        1,815
Postretirement benefits other than pensions ..........        2,433        2,191
Workers' compensation and other claims ...............        7,014        6,208
Other liabilities and reserves .......................       16,935       14,718
Miscellaneous ........................................        3,026        1,113
Net operating loss carryforwards .....................        5,611        5,206
Alternative minimum tax credits ......................        8,176       11,149
--------------------------------------------------------------------------------
Total deferred tax assets ............................       46,148       42,400
--------------------------------------------------------------------------------
Deferred tax liabilities:
Property, plant and equipment ........................       31,234       25,857
Pension assets .......................................       16,037       15,287
Other assets .........................................        2,792        2,791
Investments in foreign affiliates ....................        9,331       10,090
Miscellaneous ........................................       10,319       10,313
--------------------------------------------------------------------------------
Total deferred tax liabilities .......................       69,713       64,338
--------------------------------------------------------------------------------
Net deferred tax liability ...........................      $23,565       21,938
================================================================================


The recording of deferred federal tax assets is based upon their expected utilization in the Company's consolidated federal income tax return and the benefit that would accrue to the Brink's Group under the Company's tax allocation policy.

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% in 1997, 1996 and 1995 to the income before income taxes.

                                                              Years Ended December 31
                                                       1997         1996         1995
-------------------------------------------------------------------------------------
Income before income taxes:
United States .................................   $  83,179       63,569       59,507
Foreign .......................................      30,096       26,197       14,252
-------------------------------------------------------------------------------------
Total .........................................   $ 113,275       89,766       73,759
=====================================================================================
Tax provision computed at statutory rate ......   $  39,646       31,418       25,816

Increases (reductions) in taxes due to:
State income taxes (net of federal tax
     benefit) .................................       2,059        2,137        1,702

Difference between total taxes on foreign
     income and the U.S. federal statutory rate      (2,449)      (4,149)      (5,528)
Miscellaneous .................................         397          665          676
-------------------------------------------------------------------------------------
Actual tax provision ..........................   $  39,653       30,071       22,666
=====================================================================================

It is the policy of the Brink's Group to accrue deferred income taxes on temporary differences related to the financial statement carrying amounts and tax bases of investments in foreign subsidiaries and affiliates which are expected to reverse in the foreseeable future. As of December 31, 1997 and December 31, 1996, the unrecognized deferred tax liability for temporary differences of approximately $17,780 and $26,963, respectively, related to investments in foreign subsidiaries and affiliates that are essentially permanent in nature and not expected to reverse in the foreseeable future was approximately $6,223 and $9,437, respectively.

The Brink's Group and its domestic subsidiaries are included in the Company's consolidated U.S. federal income tax return.

As of December 31, 1997, the Brink's Group had $8,176 of alternative minimum tax credits allocated to it under the Company's tax allocation policy. Such credits are available to offset future U.S. federal income taxes and, under current tax law, the carryforward period for such credits is unlimited.

The tax benefits of net operating loss carryforwards of the Brink's Group as of December 31, 1997 were $5,611 and related to various state and foreign taxing jurisdictions. The expiration periods primarily range from 5 to 15 years.

9. LONG-TERM DEBT

Total long-term debt of the Brink's Group consists of the following:

                                                               As of December 31
                                                                1997        1996
--------------------------------------------------------------------------------
Senior obligations :

     Venezuelan bolivar term loan due in 2000
     (1997 year-end rate 26.40%) .......................     $31,072        --
     All other .........................................       3,799       2,566
--------------------------------------------------------------------------------
                                                              34,871       2,566
--------------------------------------------------------------------------------
Obligations under capital leases (average rates
     8.60% in 1997 and 15.24% in 1996) .................       3,811       2,976
--------------------------------------------------------------------------------

Total long-term debt, less current maturities ..........      38,682       5,542

Current maturities of long-term debt:

Senior obligations .....................................       5,384         331
Capital leases .........................................       2,192       1,808
--------------------------------------------------------------------------------
Total current maturities of long-term debt .............       7,576       2,139
--------------------------------------------------------------------------------
Total long-term debt including current maturities ......     $46,258       7,681
================================================================================



For the four years through December 31, 2002, minimum repayments of long-term debt outstanding are as follows:

     1999                                           $  11,648
     2000                                              22,921
     2001                                               1,137
     2002                                               2,301

The Company has a $350,000 credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100,000 term loan and permits additional borrowings, repayments and reborrowings of up to an aggregate of $250,000. The maturity date of both the term loan and the revolving credit portion of the Facility is May 2001. Interest on borrowings under the Facility is payable at rates based on prime, certificate of deposit, Eurodollar or money market rates. A term loan of $100,000 was outstanding at December 31, 1997 and 1996. Additional borrowings of $25,900 and $23,200 were outstanding at December 31, 1997 and 1996, respectively. The Company pays commitment fees (.125% per annum at December 31, 1997) on the unused portion of the Facility. No portion of the total amount outstanding under the Facility at December 31, 1997 or December 31, 1996 was attributed to the Brink's Group.

In 1997, Brink's entered into a borrowing arrangement with a syndicate of local Venezuelan banks in connection with the acquisition of Custravalca. The borrowings consisted of a long-term loan denominated in Venezuelan bolivars equivalent to U.S. $40,000 and a $10,000 short-term loan denominated in U.S. dollars which was repaid during 1997. The long-term loan bears interest based on the Venezuelan prime rate and is payable in installments through the year 2000. At December 31, 1997, the long-term portion of the Venezuelan debt was the equivalent of U.S. $31,072. Approximately $4,800 is payable in 1998 and is included in current maturities of long-term debt.

Under the terms of the Facility, the Company has agreed to maintain at least $400,000 of Consolidated Net Worth, as defined, and can incur additional indebtedness of approximately $610,000 at December 31, 1997.

Various international operations maintain lines of credit and overdraft facilities aggregating approximately $31,900 with a number of banks on either a secured or unsecured basis. At December 31, 1997, $7,967 was outstanding under such agreements and was included in short-term borrowings. Average interest rates on these lines of credit and overdraft facilities at December 31, 1997 approximated 10.2%. Commitment fees paid on the lines of credit and overdraft facilities are not significant.

At December 31, 1997, the Company's portion of outstanding unsecured letters of credit allocated to the Brink's Group was $9,152, primarily supporting the Brink's Group's obligations under its various self-insurance programs.


10. NET INCOME PER SHARE

The following is a reconcilation between the calculation of basic and diluted net income per share:

                                                         Years Ended December 31
                                                  1997         1996         1995

--------------------------------------------------------------------------------
Numerator:
Net income - Basic and diluted net
   income per share numerator ...........      $73,622       59,695       51,093

Denominator:
Basic weighted average common
  shares outstanding ....................       38,273       38,200       37,931
Effect of dilutive securities:
     Employee stock options .............          518          482          436
--------------------------------------------------------------------------------
Diluted weighted average common
     shares outstanding .................       38,791       38,682       38,367
================================================================================

Options to purchase 19 and 23 shares of common stock, at prices between $37.06 and $38.16, and between $28.63 and $29.50 per share were outstanding in 1997 and 1996, respectively, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. No options were excluded from the computation of diluted net income per share in 1995.

11. STOCK OPTIONS

The Company has various stock-based compensation plans as described below.

Stock Option Plans

The Company grants options under its 1988 Stock Option Plan (the "1988 Plan") to executives and key employees and under its Non-Employee Directors' Stock Option Plan (the "Non-Employee Plan") to outside directors, to purchase common stock at a price not less than 100% of quoted market value at date of grant. The 1988 Plan options can be granted with a maximum term of ten years and can vest within six months from the date of grant. The majority of grants made in 1997, 1996 and 1995 have a maximum term of six years and vest 100% at the end of the third year. The Non-Employee Plan options can be granted with a maximum term of ten years and can vest within six months from the date of grant. The majority of grants made in 1997, 1996 and 1995 have a maximum term of six years and vest ratably over the first three years. The total number of Brink's shares underlying options authorized for grant, but not yet granted, under the 1988 Plan is 2,614. Under the Non-Employee Plan, the total number of shares underlying options authorized for grant, but not yet granted, is 181.

The Company's 1979 Stock Option Plan (the "1979 Plan") and the 1985 Stock Option Plan (the "1985 Plan") terminated in 1985 and 1988, respectively, except as to options still outstanding.

As part of the Brink's Stock Proposal (described in the Company's Proxy Statement dated December 31, 1995 resulting in the modification of the capital structure of the Company to include an additional class of common stock), the 1988 and Non-Employee Plans were amended to permit option grants to be made to optionees with respect to Brink's Stock or Burlington Stock in addition to Minerals Stock. At the time of the approval of the Brink's Stock Proposal, a total of 2,383 shares of Services Stock were subject to options outstanding under the 1988 Plan, the Non-Employee Plan, the 1979 Plan and the 1985 Plan. Pursuant to antidilution provisions in the option agreements covering such plans, the Company converted these options into options for shares of Brink's Stock or Burlington Stock, or both, depending on the employment status and responsibilities of the particular optionee. In the case of optionees having Company-wide responsibilities, each outstanding Services Stock option was converted into options for both Brink's Stock and Burlington Stock. In the case of other optionees, each outstanding option was converted into a new option only for Brink's Stock or Burlington Stock, as the case may be. As a result, upon approval of the Brink's Stock Proposal, 1,750 shares of Brink's Stock and 1,989 shares of Burlington Stock were subject to options.

The table below summarizes the related plan activity.

                                                                       Aggregate
                                                                        Exercise
                                                          Shares           Price
--------------------------------------------------------------------------------
Outstanding at December 31, 1995 ...............           --          $   --
Converted in Brink's Stock Proposal ............          1,750          26,865
Granted ........................................            369           9,527
Exercised ......................................           (166)         (1,800)
Forfeited or expired ...........................            (37)           (734)
--------------------------------------------------------------------------------
Outstanding at December 31, 1996 ...............          1,916        $ 33,858
Granted ........................................            428          13,618
Exercised ......................................           (190)         (2,296)
Forfeited or expired ...........................           (104)         (2,497)
--------------------------------------------------------------------------------
Outstanding at December 31, 1997 ...............          2,050        $ 42,683
================================================================================

Options exercisable at the end of 1997, 1996 and 1995, respectively, for Brink's Stock, on an equivalent basis, were 905, 1,099 and 957.

The following table summarizes information about stock options outstanding as of December 31, 1997.


                          -----------------------      ----------------
                                    Stock Options         Stock Options
                                      Outstanding           Exercisable
--------------------------------------------------------------------------------
                               Weighted
                                Average
                              Remaining  Weighted             Weighted
                            Contractual   Average              Average
Range of                           Life  Exercise             Exercise
Exercise Prices       Shares     (Years)    Price    Shares      Price
--------------------------------------------------------------------------------
 $  6.26 to 13.79        420       1.80    $ 9.93       421     $ 9.93
   16.77 to 21.34        901       3.03     19.18       476      19.83
   25.57 to 29.81        334       4.44     25.92         8      29.50
   31.56 to 38.16        395       5.36     31.86        --         --
--------------------------------------------------------------------------------
Total                  2,050                           905
================================================================================


Employee Stock Purchase Plan

Under the 1994 Employee Stock Purchase Plan (the "Plan"), the Company is authorized to issue up to 750 shares of Brink's Stock to its employees who have six months of service and who complete minimum annual work requirements. Under the terms of the Plan, employees may elect each six-month period (beginning January 1 and July 1), to have up to 10 percent of their annual earnings withheld to purchase the Company's stock. Employees may purchase shares of any or all of the three classes of Company common stocks. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market price. Under the Plan, the Company sold 43, 45 and 57 shares of Brink's Stock to employees during 1997, 1996 and 1995, respectively. The share amounts for Brink's Stock include the restatement for the Services Stock conversion under the Brink's Stock Proposal.

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

                                                    1997        1996        1995
--------------------------------------------------------------------------------
Net Income attributed to common shares
Brink's Group
     As Reported ..........................   $   73,622      59,695      51,093
     Pro Forma ............................       71,240      58,389      50,432

Net Income per common share
Brink's Group

     Basic, As Reported ...................         1.92        1.56        1.35
     Basic, Pro Forma .....................         1.86        1.53        1.33
     Diluted, As Reported .................         1.90        1.54        1.33
     Diluted, Pro Forma ...................         1.84        1.51        1.31
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

The fair value of each stock option grant used to compute pro forma net income and earnings per share disclosures is estimated at the time of the grant using the Black-Scholes option-pricing model. The weighted-average assumptions used in the model are as follows:


                                     1997           1996      1995
--------------------------------------------------------------------------------
Expected dividend yield              0.3%            0.4%      0.4%
Expected volatility                   32%             30%       30%
Risk-Free interest rate              6.2%            6.3%      5.8%
Expected term (in years)             4.9             4.7       4.7
================================================================================



Using these assumptions in the Black-Scholes model, the weighted-average fair value of options granted during 1997, 1996 and 1995 is $5,155, $3,341 and $2,317, respectively.

Under SFAS 123, compensation cost is also recognized for the fair value of employee stock purchase rights. Because the Company settles its employee stock purchase rights under the Plan at the end of each six-month offering period, the fair value of these purchase rights was calculated using actual market settlement data. The weighted-average fair value of the stock purchase rights granted in 1997, 1996 and 1995 was $366, $224 and $330, respectively, for the Brink's Group.

12. CAPITAL STOCK


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

The Company, at any time has the right, to exchange each outstanding share of Minerals Stock for shares of Brink's Stock (or, if no Brink's Stock is then outstanding, Burlington Stock) having a fair market value equal to 115% of the fair market value of one share of Minerals Stock. In addition, upon the disposition of all or substantially all of the properties and assets of the Minerals Group to any person (with certain exceptions), the Company is required to exchange each outstanding share of Minerals Stock for shares of Brink's Stock (or, if no Brink's Stock is then outstanding, Burlington Stock) having a fair market value equal to 115% of the fair market value of one share of Minerals Stock. If any shares of the Company's Preferred Stock are converted after an exchange of Minerals Stock for Brink's Stock (or Burlington Stock), the holder of such Preferred Stock would, upon conversion, receive shares of Brink's Stock (or Burlington Stock) in lieu of shares of Minerals Stock otherwise issuable upon such conversion.

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

Holders of Brink's Stock at all times have one vote per share. Holders of Burlington Stock and Minerals Stock have .739 and .244 vote per share, respectively, subject to adjustment on January 1, 2000, and on January 1 every two years thereafter in such a manner that each class' share of the aggregate voting power at such time will be equal to that class' share of the aggregate market capitalization of the Company's common stock at such time. Accordingly, on each adjustment date, each share of Burlington Stock and Minerals Stock may have more than, less than or continue to have the number of votes per share as they have. Holders of Brink's Stock, Burlington Stock and Minerals Stock vote together as a single voting group on all matters as to which all common shareholders are entitled to vote. In addition, as prescribed by Virginia law, certain amendments to the Articles of Incorporation affecting, among other things, the designation, rights, preferences or limitations of one class of common stock, or certain mergers or statutory share exchanges, must be approved by the holders of such class of common stock, voting as a group, and, in certain circumstances, may also have to be approved by the holders of the other classes of common stock, voting as separate voting groups.

In the event of a dissolution, liquidation or winding up of the Company, the holders of Brink's Stock, Burlington Stock and Minerals Stock, effective January 1, 1998, share on a per share basis an aggregate amount equal to 55%, 28% and 17%, respectively, of the funds, if any, remaining for distribution to the common shareholders. In the case of Minerals Stock, such percentage has been set, using a nominal number of shares of Minerals Stock of 4,203 (the "Nominal Shares") in excess of the actual number of shares of Minerals Stock outstanding, to ensure that the holders of Minerals Stock are entitled to the same share of any such funds immediately following the consummation of the transactions as they were prior thereto. These liquidation percentages are subject to adjustment in proportion to the relative change in the total number of shares of Brink's Stock, Burlington Stock and Minerals Stock, as the case may be, then outstanding to the total number of shares of all other classes of common stock then outstanding (which totals, in the case of Minerals Stock, shall include the Nominal Shares).

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

The Company has the authority to issue up to 2,000 shares of preferred stock, par value $10 per share. In January 1994, the Company issued $80,500 or 161 shares of Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock"). The Convertible Preferred Stock, which is convertible into Minerals Stock and which has been attributed to the Minerals Group, pays an annual dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefore, when as and if, declared by the Board. Such stock also bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon.

In November 1995, the Company's Board of Directors (the "Board") authorized a revised share repurchase program which allowed for the purchase , from time to time, of up to 1,500 shares of Brink's Stock not to exceed an aggregate purchase price of $45,000 for all common stock of the Company; such shares to be purchased from time to time in the open market or in private transactions, as conditions warrant.

In 1994, the Board authorized the repurchase, from time to time, of up to $15,000 of Convertible Preferred Stock. In November 1995 and February 1997, the Board authorized an increase in the remaining authority to $15,000 and, in May 1997, the Board authorized an increase to $25,000.



Under the share repurchase programs, the Company purchased shares in the periods presented as follows:

                                                         Years Ended December 31
(In thousands)                                               1997           1996
--------------------------------------------------------------------------------
Brink's Stock:
     Shares ......................................            166            278
     Cost ........................................         $4,349          6,937

Convertible Preferred Stock:
     Shares ......................................              2             21
     Cost ........................................         $  617          7,897
     Excess carrying amount (a) ..................         $  108          2,120
================================================================================

(a) The excess of the carrying amount of the Convertible Preferred Stock over the cash paid to holders for repurchases made during the years which is deducted from preferred dividends in the Company's Statement of Operations.

As of December 31, 1997, the Company had remaining authority to purchase over time 1,056 shares of Pittston Brink's Common Stock and an additional $24,383 of its Convertible Preferred Stock. The aggregate purchase price limitation for all common stock was $24,903 at December 31, 1997. The authority to acquire shares remains in effect in 1998.

In 1997, 1996, and 1995 dividends paid on the Convertible Preferred Stock amounted to $3,589, $3,795, and $4,341, respectively. During 1996 and 1997, the Board declared and the Company paid dividends of 10 cents per share on Brink's stock.

In December 1992, the Company formed the Pittston Company Employee Benefits Trust (the "Trust") to hold shares of its common stock to fund obligations under certain employee benefits programs not including stock option plans. The trust first began funding obligations under the Company's various stock option plans in September 1995. Upon formation of the Trust, the Company sold for a promissory note of the Trust, 4,000 shares of its common stock to the Trust at a price equal to the fair value of the stock on the date of sale. At December 31, 1997, 2,734 shares of Brink's Stock (3,141 in 1996) remained in the Trust, valued at market. The value of these shares has no impact on shareholder's equity.


13. LEASES

The Brink's Group's businesses lease facilities, vehicles, computers and other equipment under long-term operating leases with varying terms, and most of the leases contain renewal and/or purchase options. As of December 31, 1997, aggregate future minimum lease payments under noncancellable operating leases were as follows:

                              Equipment
                Facilities      & Other     Total
--------------------------------------------------------------------------------
1998               $18,842        8,005    26,847
1999                17,489        6,908    24,397
2000                12,765        4,396    17,161
2001                11,553        3,720    15,273
2002                 9,921        3,452    13,373
2003                 7,504          230     7,734
2004                 7,054           85     7,139
2005                 6,834            1     6,835
2006                 6,181            1     6,182
Later Years         12,547            1    12,548
--------------------------------------------------------------------------------
Total             $110,690       26,799   137,489
================================================================================


These amounts are net of aggregate future minimum non-cancelable sublease rentals of $1,414.

Net rent expense amounted to $26,414 in 1997, $25,499 in 1996 and $23,469 in 1995 .

The Brink's Group incurred capital lease obligations of $3,898 in 1997, $1,923 in 1996, and $648 in 1995. As of December 31, 1997, the Brink's Group's obligations under capital leases were not significant (Note 9).

14. EMPLOYEE BENEFIT PLANS

The Brink's Group's businesses participate in the Company's noncontributory defined benefit pension plan covering substantially all nonunion employees who meet certain minimum requirements in addition to sponsoring certain other defined benefit plans. Benefits under most of the plans are based on salary (including commissions, bonuses, overtime and premium pay) and years of service. The Brink's Group's pension cost relating to its participation in the Company's defined benefit pension plan is actuarially determined based on its respective employees and an allocable share of the pension plan assets. The Company's policy is to fund the actuarially determined amounts necessary to provide assets sufficient to meet the benefits to be paid to plan participants in accordance with applicable regulations. The net pension expense (credit) for 1997, 1996 and 1995 for all plans is as follows:

                                                         Years Ended December 31
                                                    1997        1996        1995
--------------------------------------------------------------------------------
Service cost benefits earned during year ....   $  7,547       7,125       5,031
Interest cost on projected benefit obligation     10,985       9,788       8,719
Return on assets actual .....................    (30,047)    (23,485)    (28,019)
Return on assets deferred ...................     14,043       8,643      14,717
Other amortization, net .....................       (398)       (243)       (505)
--------------------------------------------------------------------------------
Net pension expense (credit) ................   $  2,130       1,828         (57)
================================================================================



The assumptions used in determining the net pension expense (credit) for the Company's primary pension plan were as follows:

                                                   Years Ended December 31
                                                  1997      1996      1995
--------------------------------------------------------------------------------
Interest cost on projected benefit obligation      8.0%      7.5%     8.75%
Expected long-term rate of return on assets       10.0%     10.0%     10.0%
Rate of increase in compensation levels            4.0%      4.0%      4.0%
================================================================================



The funded status and prepaid pension expense at December 31, 1997 and 1996 are as follows:

                                                                  1997      1996
--------------------------------------------------------------------------------
Actuarial present value of accumulated benefit obligation:
     Vested                                                   $131,444   112,224
     Nonvested                                                  10,908     8,978
--------------------------------------------------------------------------------
                                                               142,352   121,202
Benefits attributable to projected salaries                     24,691    21,714
--------------------------------------------------------------------------------
Projected benefit obligation                                   167,043   142,916
Plan assets at fair value                                      197,518   177,837
--------------------------------------------------------------------------------
Excess of plan assets over projected
     benefit obligation                                         30,475    34,921
Unamortized initial net asset                                   (1,428)   (2,318)
Unrecognized experience loss (gain)                                468    (1,122)
Unrecognized prior service cost                                    805     1,158
--------------------------------------------------------------------------------
Net pension assets                                              30,320    32,639
Current pension liabilities                                      1,393     1,031
--------------------------------------------------------------------------------
Deferred pension assets per balance sheet                     $ 31,713    33,670
================================================================================


For the valuation of the Company's primary pension obligations and the calculation of the funded status, the discount rate was 7.5% in 1997 and 8% in 1996. The expected long-term rate of return on assets was 10% in both years. The rate of increase in compensation levels used was 4% in 1997 and 1996.

The unrecognized initial net asset at January 1, 1986 (January 1, 1989, for certain foreign pension plans), the date of adoption of SFAS 87, has been amortized over the estimated remaining average service life of the employees. As of December 31, 1997, approximately 64% of plan assets were invested in equity securities and 36% in fixed income securities.

The Brink's Group also provides certain postretirement health care and life insurance benefits for eligible active and retired employees in the United States and Canada.

For the years 1997, 1996 and 1995, the components of periodic expense for these postretirement benefits were as follows:

                                                    Years Ended December 31
                                                     1997    1996      1995
--------------------------------------------------------------------------------
Service cost benefits earned during the year         $ 95      92        68
Interest cost on accumulated postretirement
     benefit obligation                               238     248       240
Amortization of gains                                  (4)     --        --
--------------------------------------------------------------------------------
Total expense                                        $329     340       308
================================================================================


At December 31, 1997 and 1996, the actuarially determined and recorded liabilities for these postretirement benefits, none of which have been funded, were as follows:

                                                Years Ended December 31
                                                         1997      1996
--------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
Retirees                                               $1,291     1,566

Fully eligible active plan participants                   931       791
Other active plan participants                          1,181     1,155
--------------------------------------------------------------------------------
                                                        3,403     3,512
Unrecognized experience gain                              953       605
--------------------------------------------------------------------------------
Liability included on the balance sheet                 4,356     4,117
Less current portion                                      259       282
--------------------------------------------------------------------------------
Noncurrent liability for postretirement health
     care and life insurance benefits                  $4,097    3,835
================================================================================

The accumulated postretirement benefit obligation was determined using the unit credit method and an assumed discount rate of 7.5% in 1997, and 8% in 1996. The postretirement benefit obligation for U.S. salaried employees does not provide for changes in health care costs since the employer's contribution to the plan is a fixed amount. The assumed health care cost trend rate used in 1997 for employees under a foreign plan was 7.43% grading down to 5% in the year 2001.

The Brink's Group also participates in the Company's Savings-Investment Plan to assist eligible employees in providing for retirement or other future financial needs. Employee contributions are matched at rates of 75% to 125% up to 5% of compensation (subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended). Contribution expense under the plan aggregated $4,130 in 1997, $3,612 in 1996, and $2,794 in 1995.

15. OTHER OPERATING INCOME

Other operating income includes the Brink's Group's share of net income of unconsolidated affiliated companies carried on the equity method of $1,471, $1,941, and $136 for 1997, 1996 and 1995, respectively.

Summarized financial information presented includes the accounts of the following equity affiliates(a):

                                                Ownership
                                     At December 31, 1997
--------------------------------------------------------------------------------
Servicio Pan Americano De Protecion, S.A. (Mexico)    20%
Brink's Panama, S.A.                                  49%
Brink's Peru, S.A.                                    36%
Brink's S.A. (France)                                 38%
Brink's Schenker, GmbH (Germany)                      50%
Security Services (Brink's Jordan), W.L.L.            45%
Brink's-Allied Limited (Ireland)                      50%
Brink's Arya India Private Limited                    40%
Brink's Pakistan (Pvt.) Limited                       49%
Brink's (Thailand) Ltd.                               40%
================================================================================

                                             1997           1996           1995
--------------------------------------------------------------------------------
Revenues .........................       $564,560        660,916        715,423
Gross profit .....................         92,635         73,632         58,661
Net income (loss) ................          6,914         10,427         (6,048)
Current assets ...................        111,912        171,336        155,687
Noncurrent assets ................        188,358        197,642        218,019
Current liabilities ..............        132,758        168,986        209,016
Noncurrent liabilities ...........         79,208        109,972         80,860
Net equity .......................         88,304         90,020         83,830
================================================================================

(a) Also includes amounts related to equity affiliates who were either sold prior to December 31, 1997, became consolidated affiliates through increased ownership prior to December 31, 1997 or converted to a cost investment. All amounts for such affiliates are presented pro-rata, where applicable.

Undistributed earnings of such companies approximated $29,100 at December 31, 1997.

16. SEGMENT INFORMATION

Operating revenues by geographic area are as follows:

                                                         Years Ended December 31
                                              1997           1996           1995
--------------------------------------------------------------------------------
North America (United States
 and Canada) ......................     $  661,765        574,743        508,166
Europe ............................        146,464        128,848        124,151
Latin America .....................        266,445        182,481        137,558
Asia/Pacific ......................         26,760         23,741         18,520
--------------------------------------------------------------------------------
Total operating revenues ..........     $1,101,434        909,813        788,395
================================================================================

The following is derived from the business segment information in the Company's consolidated financial statements as it relates to the Brink's Group. See Note 2 for a description of the Company's policy for corporate allocations.

The Brink's Group's portion of the Company's operating profit is as follows:

                                                         Years Ended December 31
                                                 1997         1996          1995
--------------------------------------------------------------------------------
North America (United States
 and Canada) ............................   $  93,456       79,259       68,665
Europe ..................................      10,039        4,734        5,491
Latin America ...........................      28,711       15,243        6,246
Asia/Pacific ............................       2,229        2,459        1,842
--------------------------------------------------------------------------------
Brink's Group's portion of the
     Company's segment operating profit .     134,435      101,695       82,244
Allocated general corporate
     expense ............................      (6,871)      (7,457)      (4,770)
--------------------------------------------------------------------------------
Total operating profit ..................   $ 127,564       94,238       77,474
================================================================================



The Brink's Group's portion of the Company's assets at year end is as follows:

                                                               As of December 31
                                                1997          1996          1995
--------------------------------------------------------------------------------
North America (United States
 and Canada) .........................      $379,363       307,949       268,911
Europe ...............................        83,779        95,176        99,533
Latin America ........................       156,278        76,450        61,862
Asia/Pacific .........................        14,745        11,339         7,417
--------------------------------------------------------------------------------
Brink's Group's portion of the
     Company's assets ................       634,165       490,914       437,723
Brink's Group's portion of
     corporate assets ................        27,786        35,409        24,697
Deferred tax reclass .................        30,379        25,342        22,306
--------------------------------------------------------------------------------
Total assets .........................      $692,330       551,665       484,726
================================================================================

Industry segment information is as follows:

                                                    Years Ended December 31
                                               1997       1996         1995
Revenues:
Brink's                                    $921,851    754,011      659,459
BHS                                         179,583    155,802      128,936
--------------------------------------------------------------------------------
Total revenues                           $1,101,434    909,813      788,395
================================================================================
Operating Profit:
Brink's (a)                                 $81,591     56,823      42,738
BHS (b) (c)                                  52,844     44,872      39,506
--------------------------------------------------------------------------------
Segment operating profit                    134,435    101,695      82,244
Allocated general corporate expense          (6,871)    (7,457)     (4,770)
--------------------------------------------------------------------------------
Total operating profit                      $127,564     94,238      77,474
================================================================================

(a) Includes equity in net income of unconsolidated foreign affiliates of $1,471 in 1997, $1,941 in 1996 and $136 in 1995 (Note 15).

(b) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations to more accurately reflect subscriber installation costs. The effect of this change in accounting principle was to increase operating profit $4,943 in 1997, $4,539 in 1996 and $4,525 in 1995 (Note 5).

(c) BHS changed its annual depreciation rate in 1997 resulting in a reduction of depreciation expense for capitalized installation costs of $8,915 (Note 5).

                                                               As of December 31
                                                  1997         1996         1995
--------------------------------------------------------------------------------
Capital Expenditures:
Brink's .................................     $ 49,132       34,072       23,063
BHS .....................................       70,927       61,522       47,256
Allocated general corporate .............          214        2,083          111
--------------------------------------------------------------------------------
Total capital expenditures ..............     $120,273       97,677       70,430
================================================================================

Depreciation and Amortization:
Brink's .................................     $ 30,758       24,293       21,844
BHS .....................................       30,344       30,115       22,408
Allocated general corporate expense .....          229          158          105
--------------------------------------------------------------------------------
Total depreciation and amortization .....     $ 61,331       54,566       44,357
================================================================================

Assets at December 31:
Brink's .................................      441,138      340,922      321,022
BHS .....................................      193,027      149,992      116,701
--------------------------------------------------------------------------------
Identifiable assets .....................      634,165      490,914      437,723
Allocated portion of the Company's
     corporate assets ...................       27,786       35,409       24,697
Deferred tax reclass ....................       30,379       25,342       22,306
--------------------------------------------------------------------------------
Total assets ............................     $692,330      551,665      484,726
================================================================================


17. CONTINGENT LIABILITIES

In April 1990, the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ("Tankport") in Jersey City, New Jersey, which operations were sold in 1983. Under the settlement agreement, the Company is obligated to pay 80% of the remediation costs. Based on data available to the Company and its environmental consultants, the Company estimates its portion of the cleanup costs on an undiscounted basis using existing technologies to be between $6,600 and $11,900 over a period of up to five years. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which the clean-up will be conducted. The clean-up estimates have been modified from prior years' in light of cost inflation and certain assumptions the Company is making with respect to the end use of the property. The estimate of costs and the timing of payments could change as a result of changes to the remediation plan required, changes in the technology available to treat the site, unforseen circumstances existing at the site and additional cost inflation.

The Company commenced insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. In August 1995, the District Court ruled on various Motions for Summary Judgement. In its decision, the Court found favorably for the Company on several matters relating to the comprehensive general liability policies but concluded that the pollution liability policies did not contain pollution coverage for the types of claims associated with the Tankport site. On appeal, the Third Circuit reversed the District Court and held that the insurers could not deny coverage for the reasons stated by the District Court, and the case was remanded to the District Court for trial. In the event the parties are unable to settle the dispute, the case is scheduled to be tried beginning September, 1998. Management and its outside legal counsel continue to believe that recovery of a substantial portion of the cleanup costs will ultimately be probable of realization. Accordingly, based on estimates of potential liability, probable realization of insurance recoveries, related developments of New Jersey law, and the Third Circuit's decision, it is the Company's belief that the ultimate amount that it would be liable for is immaterial.

Under the Coal Industry Retiree Health Benefit Act of 1992 (the "Act"), the Company and its majority-owned subsidiaries at July 20, 1992, including certain companies of the Brink's Group included in these financial statements, are jointly and severally liable with the Burlington and of the Minerals Group for the costs of certain companies of health care coverage provided for by that Act. For a description of the Act and an estimate of certain of such costs, see Note 14 to the Company's consolidated financial statements. At this time, the Company expects the Minerals Group to generate sufficient cash flow to discharge its obligations under the Act.

18. SUPPLEMENTAL CASH FLOW INFORMATION

For the years ended December 31, 1997, 1996 and 1995, cash payments for income taxes, net of refunds received, were $39,476, $33,718, and $22,352, respectively.

For the years ended December 31, 1997, 1996 and 1995, cash payments for interest were $11,402, $1,825, and $1,663, respectively.

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Tabulated below are certain data for each quarter of 1997 and 1996. The 1996 and first three quarters of 1997 net income per share amounts have been restated to comply with SFAS No. 128, "Earnings Per Share" (Note 1).

                                             1st        2nd        3rd        4th
---------------------------------------------------------------------------------
1997 Quarters:
Operating revenues ..................   $251,384    268,775    280,075    301,200
Gross profit ........................     63,476     71,034     72,193     79,726
Net income ..........................     15,306     17,739     19,372     21,205

Net income per Pittston Brink's Group
  common share:
  Basic .............................   $    .40        .46        .51        .55
  Diluted ...........................        .40        .46        .50        .54
---------------------------------------------------------------------------------
1996 Quarters:
Operating revenues ..................   $212,560    222,055    232,022    243,176
Gross profit ........................     49,994     52,613     57,043     62,988
Net income ..........................     11,839     14,034     15,841     17,981

Net income per Pittston Brink's Group
  common share:
  Basic .............................   $    .31        .37        .41        .47
  Diluted ...........................        .31        .36        .41        .46
=================================================================================

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

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
The Pittston Company

We have audited the accompanying balance sheets of Pittston Burlington Group (as described in Note 1) as of December 31, 1997 and 1996, and the related statements of operations and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of The Pittston Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements of Pittston Burlington Group present fairly, in all material respects, the financial position of Pittston Burlington Group as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

As more fully discussed in Note 1, the financial statements of Pittston Burlington Group should be read in connection with the audited consolidated financial statements of The Pittston Company and subsidiaries.

KPMG Peat Marwick LLP
Stamford, Connecticut

January 28, 1998

Pittston Burlington Group
BALANCE SHEETS


                                                                   December 31
(In thousands)                                                   1997       1996
================================================================================
ASSETS
Current assets:
Cash and cash equivalents                                    $ 28,790     17,818
Accounts receivable:
 Trade                                                        302,860    260,629
 Other                                                         14,056     11,277
--------------------------------------------------------------------------------
                                                              316,916    271,906
 Less estimated amount uncollectible                           10,110      9,528
--------------------------------------------------------------------------------
                                                              306,806    262,378
Inventories                                                     1,359      2,251
Prepaid expenses                                               11,050     12,459
Deferred income taxes (Note 8)                                  7,159      7,847
--------------------------------------------------------------------------------
Total current assets                                          355,164    302,753
Property, plant and equipment, at cost (Note 5)               207,447    176,183
 Less accumulated depreciation and amortization                78,815     62,900
--------------------------------------------------------------------------------
                                                              128,632    113,283
Intangibles, net of accumulated amortization (Note 6)         174,791    177,797
Deferred pension assets (Note 14)                               7,600      9,504
Deferred income taxes (Note 8)                                 19,814     19,015
Other assets                                                   15,442     13,046
--------------------------------------------------------------------------------
Total assets                                                 $701,443    635,398
================================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term borrowings                                        $ 31,071     29,918
Current maturities of long-term debt (Note 9)                   3,176      2,916
Accounts payable                                              194,489    175,198
Payable--Pittston Minerals Group (Note 2)                        4,966      3,270
Accrued liabilities:
 Taxes                                                         14,958      6,343
 Workers' compensation and other claims                           732      2,614
 Payroll and vacation                                          18,380     10,207
 Miscellaneous (Note 14)                                       44,293     48,135
--------------------------------------------------------------------------------
                                                               78,363     67,299
--------------------------------------------------------------------------------
Total current liabilities                                     312,065    278,601

Long-term debt, less current maturities (Note 9)               37,016     28,723
Postretirement benefits other than pensions (Note 14)           3,518      3,145
Deferred income taxes (Note 8)                                  1,447      1,880
Payable--Pittston Minerals Group (Note 2)                       13,239     13,310
Other liabilities                                              10,448      4,750
Commitments and contingent liabilities (Notes 9, 13 and 17)

Shareholder's equity (Notes 3, 11 and 12)                     323,710    304,989
--------------------------------------------------------------------------------
Total liabilities and shareholder's equity                   $701,443    635,398
================================================================================

See accompanying notes to financial statements.

Pittston Burlington Group

STATEMENTS OF OPERATIONS

                                                        Years Ended December 31
--------------------------------------------------------------------------------
(In thousands, except per share amounts)            1997       1996        1995
================================================================================
Operating revenues                           $ 1,662,338  1,484,869   1,403,195
--------------------------------------------------------------------------------
Costs and expenses:
Operating expenses                             1,455,336  1,301,974   1,234,095
Selling, general and administrative expenses     153,104    127,254     117,980
--------------------------------------------------------------------------------
Total costs and expenses                       1,608,440  1,429,228   1,352,075
--------------------------------------------------------------------------------
Other operating income, net                        2,507      1,530       2,833
--------------------------------------------------------------------------------
Operating profit                                  56,405     57,171      53,953
Interest income (Note 2)                             820      2,463       4,430
Interest expense (Note 2)                         (5,211)    (4,097)     (5,108)
Other expense, net                                  (679)    (2,028)     (1,702)
--------------------------------------------------------------------------------
Income before income taxes                        51,335     53,509      51,573
Provision for income taxes (Note 8)               18,987     19,708      18,718
--------------------------------------------------------------------------------
Net income                                   $    32,348     33,801      32,855
================================================================================

Net income per common share (Note 10):
   Basic                                     $      1.66       1.76        1.73
   Diluted                                          1.62       1.72        1.68
================================================================================
Average common shares outstanding (Note 10):
   Basic                                          19,448     19,223      18,966
   Diluted                                        19,993     19,681      19,596
================================================================================

See accompanying notes to financial statements.

Pittston Burlington Group

STATEMENTS OF CASH FLOWS

                                                                 Years Ended December 31
(In thousands)                                                1997        1996        1995
===========================================================================================
Cash flows from operating activities:
Net income                                                $ 32,348      33,801      32,855
Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization                              29,905      23,427      19,972
 Provision for aircraft heavy maintenance                   34,057      32,057      26,317
 Credit for deferred income taxes                           (1,429)     (2,830)     (4,345)
 Provision for pensions, noncurrent                          1,606       1,461         218
 Provision for uncollectible accounts receivable             4,461       3,009       2,336
 Other operating, net                                        2,591       1,916         843
 Change in operating assets and liabilities,
  net of effects of acquisitions and dispositions:
  Increase in accounts receivable                          (43,012)    (33,875)    (38,946)
  Decrease (increase) in inventories                           893        (569)        351
  Decrease (increase) in prepaid expenses                    1,638       1,249      (4,127)
  Increase in accounts payable and accrued liabilities      13,534       5,300       5,193
  Increase in other assets                                  (9,479)       (272)       (551)
  Increase (decrease) in other liabilities                   2,819        (824)        642
  Other, net                                                 1,576        (761)     (1,270)
-------------------------------------------------------------------------------------------
Net cash provided by operating activities                   71,508      63,089      39,488
-------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                 (31,064)    (61,321)    (32,399)
Proceeds from disposal of property, plant and equipment         75       3,898         422
Aircraft heavy maintenance expenditures                    (29,748)    (23,373)    (22,356)
Acquisitions, net of cash acquired,
  and related contingency payments                          (9,131)     (2,944)     (1,338)
Other, net                                                   4,857       4,757       3,683
-------------------------------------------------------------------------------------------
Net cash used by investing activities                      (65,011)    (78,983)    (51,988)
-------------------------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                           39,009       3,584      28,060
Reductions of debt                                         (32,663)     (3,948)     (2,834)
Payments from (to) Minerals Group, net                       7,696      12,179        (878)
Repurchase of common stock                                  (7,407)     (1,406)     (1,132)
Proceeds from exercise of stock options
  and employee stock purchase plan                           2,389       3,207         951
Dividends paid                                              (4,549)     (4,514)     (4,204)
Cost of stock proposal                                          --      (1,237)         --
-------------------------------------------------------------------------------------------
Net cash provided by financing activities                    4,475       7,865      19,963
-------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents        10,972      (8,029)      7,463
Cash and cash equivalents at beginning of period            17,818      25,847      18,384
-------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                $ 28,790      17,818      25,847
===========================================================================================

See accompanying notes to financial statements.

Pittston Burlington Group

NOTES TO FINANCIAL STATEMENTS

(In thousands, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

As used herein, the "Company" includes The Pittston Company and its direct and indirect subsidiaries, except as otherwise indicated by the context. The Company is comprised of three separate groups - Pittston Brink's Group, Pittston Burlington Group, and Pittston Minerals Group. The financial statements of the Burlington Group include the balance sheets, the results of operations and cash flows of the Burlington Inc. ("Burlington") operations of the Company, and a portion of the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The Burlington Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate allocations reflected in these financial statements are determined based upon methods which management believes to be a reasonable and equitable allocation of such items (Note 2).

The Company provides to holders of Pittston Burlington Group Common Stock ("Burlington Stock") separate financial statements, financial review, descriptions of business and other relevant information for the Burlington Group in addition to the consolidated financial information of the Company. Notwithstanding the attribution of assets and liabilities (including contingent liabilities) among the Minerals Group, the Brink's Group and the Burlington Group for the purpose of preparing their respective financial statements, this attribution and the change in the capital structure of the Company as a result of the approval of the Brink's Stock Proposal did not affect legal title to such assets or responsibility for such liabilities for the Company or any of its subsidiaries. Holders of Burlington Stock are common shareholders of the Company, which continues to be responsible for all liabilities. Financial impacts arising from one group that affect the Company's financial condition could affect the results of operations and financial condition of each of the groups. Since financial developments within one group could affect other groups, all shareholders of the Company could be adversely affected by an event directly impacting only one group. Accordingly, the Company's consolidated financial statements must be read in connection with the Burlington Group's financial statements.

Principles of Combination

The accompanying financial statements reflect the combined accounts of the businesses comprising the Burlington Group and their majority-owned subsidiaries. The Burlington Group's interests in 20% to 50% owned companies are carried on the equity method unless control exists, in which case, consolidation occurs. All material intercompany items and transactions have been eliminated in combination. Certain prior year amounts have been reclassified to conform to the current year's financial statement presentation.

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

Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which these items are expected to reverse.

See Note 2 for allocation of the Company's U.S. federal income taxes to the Burlington Group.

Postretirement Benefits Other Than Pensions

Postretirement benefits other than pensions are accounted for in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which requires employers to accrue the cost of such retirement benefits during the employees' service with the Company.

Accounting for Stock Based Compensation

The Burlington Group has implemented the disclosure-only provisions of SFAS No. 123 "Accounting for Stock Based Compensation" (Note 11). The Burlington Group continues to measure compensation expense for its stock-based compensation plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees."

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

Financial Instruments

The Burlington Group uses foreign currency forward contracts to hedge the risk of changes in foreign currency rates associated with certain transactions denominated in various currencies. The Burlington Group also utilizes other financial instruments to protect against adverse price movements in jet fuel which it consumes as well as interest rate changes in certain variable rate obligations.

Gains and losses on these contracts, designated as effective hedges, are deferred and recognized as part of the specific transaction hedged. Since they are accounted for as hedges, the fair value of these contracts is not recognized in the Burlington Group's Financial Statements. Gains or losses resulting from the early termination of such contracts are deferred and amortized as an adjustment to the currency transaction hedged, the yield of variable rate obligations, or the cost of jet fuel over the remaining period originally covered by the terminated contracts. In addition, if the underlying items being hedged were retired prior to maturity, the unamortized gain or loss resulting from the early termination of the related interest rate swap would be included in the gain or loss on the extinguishment of the obligation.

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

Net Income Per Share

Basic and diluted net income per share for the Burlington Group are computed by dividing net income by the basic weighted-average common shares outstanding and the diluted weighted-average common shares outstanding, respectively. Diluted weighted-average common shares outstanding includes additional shares assuming the exercise of stock options. However, when the exercise of stock options is antidilutive, they are excluded from the calculation. The shares of Burlington Stock held in The Pittston Company Employee Benefits Trust ("the Trust" - see
Note 12) are subject to the treasury stock method and effectively are not included in the basic and diluted net income per share calculations.

Use of Estimates

In accordance with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements. Actual results could differ from those estimates.

Accounting Changes

In 1997, the Burlington Group implemented SFAS No. 128 "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted net income per share with basic and diluted net income per share (Note 10). Unlike primary net income per share, basic net income per share excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share is very similar to the previous fully diluted net income per share. All prior-period net income per share data has been restated to conform with the provisions of SFAS No. 128.

Pending Accounting Changes

The Burlington Group will implement SFAS No. 130, "Reporting Comprehensive Income" in the first quarter of 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. With the exception of foreign currency translation adjustments, such changes are not significant to the Burlington Group.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", will be implemented in the financial statements for the year ended December 31, 1998. SFAS No. 131 requires publicly-held companies to report financial and descriptive information about operating segments in financial statements issued to shareholders for interim and annual periods. The SFAS also requires additional disclosures with respect to products and services, geographic areas of operation and major customers. The adoption of this SFAS is not expected to have a material impact on the financial statements of the Burlington Group.

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

Financial

As a matter of policy, the Company manages most financial activities of the Burlington Group, Brink's Group and Minerals Group on a centralized, consolidated basis. Such financial activities include the investment of surplus cash; the issuance, repayment and repurchase of short-term and long-term debt; the issuance and repurchase of common stock and the payment of dividends. In preparing these financial statements, transactions primarily related to invested cash, short-term and long-term debt (including convertible debt), related net interest and other financial costs have been attributed to the Burlington Group based upon its cash flows for the periods presented after giving consideration to the debt and equity structure of the Company. The Company attributes long-term debt to the Burlington Group based upon the purpose for the debt in addition to the cash requirements of the Burlington Group. See Note 9 for details and amounts of long-term debt. The portion of the Company's interest expense allocated to the Burlington Group for 1997, 1996 and 1995 was $924, $663, and $2,327, respectively. Management believes such method of allocation to be equitable and a reasonable estimate of the cost attributable to the Burlington Group.

To the extent borrowings are deemed to occur between the Burlington Group, the Brink's Group and the Minerals Group, intergroup accounts are established bearing interest at the rate in effect from time to time under the Company's unsecured credit lines or, if no such credit lines exist, at the prime rate charged by Chase Manhattan Bank from time to time. At December 31, 1997 and 1996, the Minerals Group owed the Burlington Group $0 and $7,730, respectively, as the result of such borrowings.

Income Taxes

The Burlington Group and its domestic subsidiaries are included in the consolidated U.S. federal income tax return filed by the Company.

The Company's consolidated provision and actual cash payments for U.S. federal income taxes are allocated between the Burlington Group, Brink's Group and Minerals Group in accordance with the Company's tax allocation policy and reflected in the financial statements for each Group. In general, the consolidated tax provision and related tax payments or refunds are allocated among the Groups, for financial statement purposes, based principally upon the financial income, taxable income, credits and other amounts directly related to the respective Group. Tax benefits that cannot be used by the Group generating such attributes, but can be utilized on a consolidated basis, are allocated to the Group that generated such benefits and an intergroup account is established for the benefit of the Group generating the attributes. As a result, the allocated Group amounts of taxes payable or refundable are not necessarily comparable to those that would have resulted if the Groups had filed separate tax returns. At December 31, 1997 and 1996, the Burlington Group owed the Minerals Group $18,239 and $24,310, respectively, for such tax benefits, of which $13,239 and $13,310, respectively, were not expected to be paid within one year from such dates in accordance with the policy. The Burlington Group paid the Minerals Group $10,278 in 1997 and $14,949 in 1996 for the utilization of such tax benefits.

Shared Services

A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Burlington Group based upon utilization and other methods and criteria which management believes to be equitable and a reasonable estimate of the cost attributable to the Burlington Group. These allocations were $6,859, $7,433, and $4,770 in 1997, 1996 and 1995, respectively.

Pension

The Burlington Group's pension cost related to its participation in the Company's noncontributory defined benefit pension plan is actuarially determined based on its respective employees and an allocable share of the pension plan assets and calculated in accordance with SFAS No. 87, "Employers' Accounting for Pensions". Pension plan assets have been allocated to the Burlington Group based on the percentage of its projected benefit obligation to the plan's total projected benefit obligation. Management believes such method of allocation to be equitable and a reasonable estimate of the cost attributable to the Burlington Group.

3. SHAREHOLDER'S EQUITY

The following presents shareholder's equity of the Burlington Group:

                                                              As of December 31
                                                 1997         1996         1995
--------------------------------------------------------------------------------
Balance at beginning of period               $304,989      271,853      240,880
Net income                                     32,348       33,801       32,855
Foreign currency translation
     adjustment                                (8,315)        (171)         945
Stock options exercised                         2,389        2,970          548
Stock released from employee benefits
     trust to employee benefits plan            3,604        3,017        1,661
Stock repurchases                              (7,405)      (1,407)      (1,134)
Dividends declared                             (4,805)      (4,707)      (4,201)
Cost of stock proposal                            --        (1,237)         --
Tax benefit of options exercised                  905          870          299
--------------------------------------------------------------------------------
Balance at end of period                     $323,710      304,989      271,853
================================================================================

The cumulative foreign currency translation adjustment deducted from shareholder's equity is $9,207, $892, and $721 at December 31, 1997, 1996 and 1995, respectively.

4. ACQUISITIONS

In June 1997, the Burlington Group acquired Cleton & Co. ("Cleton"), a leading logistics provider in the Netherlands. The Burlington Group acquired Cleton for the equivalent of U.S. $10,700 and the initial assumption of the equivalent of U.S. $10,000 of debt, of which approximately U.S. $6,000 was outstanding at December 31, 1997. Additional contingent payments ranging from the current equivalent of U.S. $0 to U.S. $18,000 will be paid over the next three years based on certain performance criteria of Cleton. Approximately $3,000 of goodwill is being amortized on a straight-line basis over 40 years.

In addition, in 1997, the Burlington Group acquired the remaining interests in South Africa.

These acquisitions were accounted for under the purchase method, and, accordingly, the costs of the acquisitions were allocated to the assets acquired and liabilities assumed based on their respective fair values. The results of the operations of each of the acquired companies have been included in the Burlington Group's combined results of operations since each respective date of acquisition.

These 1997 acquisitions were not material to the Burlington Group's combined financial statements taken as a whole. There were no material acquisitions in 1996 or 1995.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consists of the following:

                                                              As of December 31
                                                            1997           1996
--------------------------------------------------------------------------------
Land                                                    $  1,777          3,266
Buildings                                                 47,248         32,466
Machinery and equipment                                  158,422        140,451
--------------------------------------------------------------------------------
Total                                                   $207,447        176,183
================================================================================

The estimated useful lives for property, plant and equipment are as follows:

                                                                          Years
--------------------------------------------------------------------------------
Buildings                                                               15 to 40
Machinery and equipment                                                  3 to 15
================================================================================

Depreciation of property, plant and equipment aggregated $23,285 in 1997, $16,887 in 1996, and $13,448 in 1995.

6. INTANGIBLES

Intangibles consist entirely of the excess of cost over fair value of net assets of businesses acquired and are net of accumulated amortization of $85,150 at December 31, 1997 and $79,302 at December 31, 1996. The estimated useful life of intangibles is generally forty years. Amortization of intangibles aggregated $6,528 in 1997, $6,465 in 1996, and $6,295 in 1995.

7. FINANCIAL INSTRUMENTS

Financial instruments which potentially subject the Burlington Group to concentrations of credit risk consist principally of cash and cash equivalents, and trade receivables. The Burlington Group places its cash and cash equivalents with high credit quality financial institutions. Also, by policy, the amount of credit exposure to any one financial institution is limited. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Burlington Group's customer base and their dispersion across many different geographic areas.

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

Foreign currency forward contracts--The Company, on behalf of the Burlington Group, enters into foreign currency forward contracts with a duration of up to one year as a hedge against liabilities denominated in various currencies. These contracts minimize the Burlington Group's exposure to exchange rate movements related to cash requirements of foreign operations denominated in various currencies. At December 31, 1997, the total notional value of foreign currency forward contracts outstanding was $2,216 and the fair value approximated notional value.

Fuel contracts--The Company, on behalf of the Burlington Group, has hedged a portion of its jet fuel requirements through several commodity option transactions that are intended to protect against significant increases in jet fuel prices. At December 31, 1997, these transactions aggregated 33.3 million gallons and mature periodically throughout the first three quarters of 1998. The fair value of these fuel hedge transactions may fluctuate over the course of the contract period due to changes in the supply and demand for oil and refined products. Thus, the economic gain or loss, if any, upon settlement of the contracts may differ from the fair value of the contracts at an interim date. At December 31, 1997, the fair value of these contracts was not significant.

Interest rate contracts--In connection with the aircraft leasing by BAX Global, the Company has entered into an interest rate swap agreement. This variable to fixed interest rate swap agreement has a notional value of $30,000 and fixes the Company's variable interest rate on these leases at 7.05% through January 2, 1998. At December 31, 1997, the fair value of the contract was not significant.

8. INCOME TAXES

The provision (credit) for income taxes consists of the following:

                                       U.S.
                                    Federal     Foreign       State       Total
--------------------------------------------------------------------------------
1997:
Current                            $ 16,646       2,570       1,200      20,416
Deferred                              1,774      (3,461)        258      (1,429)
--------------------------------------------------------------------------------
Total                              $ 18,420        (891)      1,458      18,987
================================================================================
1996:
Current                            $ 18,967       2,371       1,200      22,538
Deferred                                351      (3,166)        (15)     (2,830)
--------------------------------------------------------------------------------
Total                              $ 19,318        (795)      1,185      19,708
================================================================================
1995:
Current                            $ 20,139       1,424       1,500      23,063
Deferred                             (2,839)     (1,064)       (442)     (4,345)
--------------------------------------------------------------------------------
Total                              $ 17,300         360       1,058      18,718
================================================================================

The significant components of the deferred tax benefit were as follows:

                                                       Years Ended December 31
                                               1997         1996          1995
--------------------------------------------------------------------------------
Deferred tax benefit, exclusive
     of the components listed below         $(1,528)        (372)       (2,212)
Net operating loss carryforwards             (3,382)      (2,887)       (1,490)
Alternative minimum tax credits               3,481          429          (565)
Change in the valuation allowance for
     deferred tax assets                         --           --           (78)
--------------------------------------------------------------------------------
Total                                       $(1,429)      (2,830)       (4,345)
================================================================================

The tax benefit for compensation expense related to the exercise of certain employee stock options for tax purposes in excess of compensation expense for financial reporting purposes is recognized as an adjustment to shareholder's equity.

The components of the net deferred tax asset as of December 31, 1997 and December 31, 1996 were as follows:

                                                            1997          1996
--------------------------------------------------------------------------------
Deferred tax assets:
Accounts receivable                                      $ 2,679         2,517
Postretirement benefits other than pensions                1,493         1,302
Workers' compensation and other claims                       869           761
Other liabilities and reserves                            14,436        13,358
Miscellaneous                                              1,716         1,840
Net operating loss carryforwards                          11,609         8,227
Alternative minimum tax credits                            8,505        11,597
--------------------------------------------------------------------------------
Total deferred tax assets                                 41,307        39,602
--------------------------------------------------------------------------------
Deferred tax liabilities:
Property, plant and equipment                              3,254           625
Pension assets                                              (726)          807
Other assets                                                 636           496
Miscellaneous                                             12,617        12,692
--------------------------------------------------------------------------------
Total deferred tax liabilities                            15,781        14,620
--------------------------------------------------------------------------------
Net deferred tax asset                                   $25,526        24,982
================================================================================

The recording of deferred federal tax assets is based upon their expected utilization in the Company's consolidated federal income tax return and the benefit that would accrue to the Burlington Group under the Company's tax allocation policy.

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% in 1997, 1996 and 1995 to the income before income taxes.

                                                        Years Ended December 31
                                                    1997        1996       1995
--------------------------------------------------------------------------------
Income before income taxes:
United States                                    $34,164      37,794     34,943
Foreign                                           17,171      15,715     16,630
--------------------------------------------------------------------------------
Total                                            $51,335      53,509     51,573
================================================================================
Tax provision computed at statutory rate         $17,967      18,730     18,051
Increases (reductions) in taxes due to:
State income taxes (net of federal tax
     benefit)                                        948         771        688
Goodwill amortization                              2,067       2,086      2,079
Difference between total taxes on foreign
     income and the U.S. federal statutory rate   (2,291)     (2,392)    (1,430)
Miscellaneous                                        296         513       (670)
--------------------------------------------------------------------------------
Actual tax provision                             $18,987      19,708     18,718
================================================================================

It is the policy of the Burlington Group to accrue deferred income taxes on temporary differences related to the financial statement carrying amounts and tax bases of investments in foreign subsidiaries and affiliates which are expected to reverse in the foreseeable future. As of December 31, 1997 and December 31, 1996, the unrecognized deferred tax liability for temporary differences of approximately $12,206 and $13,454, respectively, related to investments in foreign subsidiaries and affiliates that are essentially permanent in nature and not expected to reverse in the foreseeable future was approximately $4,272 and $4,709, respectively.

The Burlington Group and its domestic subsidiares are included in the Company's consolidated U.S. federal income tax return.

As of December 31, 1997, the Burlington Group had $8,505 of alternative minimum tax credits allocated to it under the Company's tax allocation policy. Such credits are available to offset future U.S. federal income taxes and, under current tax law, the carryforward period for such credits is unlimited.

The tax benefits of net operating loss carryforwards of the Burlington Group as of December 31, 1997 were $11,609 and related to various state and foreign taxing jurisdictions. The expiration periods primarily range from 5 to 15 years.

9. LONG-TERM DEBT

A portion of the outstanding debt under the Company's credit agreement and the Company's subordinated obligations have been attributed to the Burlington Group. Total long-term debt of the Burlington Group consists of the following:

                                                              As of December 31
                                                           1997            1996
--------------------------------------------------------------------------------
Senior obligations:
     Netherlands guilder term loan due 1998 (1997
     year-end rate 4.29%)                               $10,700              --
     All other                                           14,767          13,195
--------------------------------------------------------------------------------
                                                         25,467          13,195
--------------------------------------------------------------------------------
Obligations under capital leases (average
     rates 15.51% in 1997 and 11.31% in 1996)               671           1,180
--------------------------------------------------------------------------------
                                                         26,138          14,375
Attributed portion of the Company's debt:
     Revolving credit notes due 2001 (1997
     year-end rate 5.92%)                                10,878              --
     4% subordinated debentures due 1997                     --          14,348
--------------------------------------------------------------------------------
Total long-term debt, less current maturities            37,016          28,723

Current maturities of long-term debt:
Senior obligations                                        3,176           2,916
--------------------------------------------------------------------------------
Total current maturities of long-term debt                3,176           2,916
--------------------------------------------------------------------------------
Total long-term debt including current maturities       $40,192          31,639
================================================================================

For the four years through December 31, 2002, minimum repayments of long-term debt outstanding are as follows:

          1999                                 $ 2,556
          2000                                   1,844
          2001                                  24,482
          2002                                     518

In 1997, BAX Global entered into a borrowing agreement in connection with its acquisition of Cleton. The loan, denominated in Netherlands guilders equivalent to U.S. $10,700, matured in January 1998 and was extended to March 1998. This debt is classified as long-term in accordance with the Company's intention and ability to refinance the obligation on a long-term basis.

The Company has a $350,000 credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100,000 term loan and permits additional borrowings, repayments and reborrowings of up to an aggregate of $250,000. The maturity date of both the term loan and the revolving credit portion of the Facility is May 2001. Interest on borrowings under the Facility is payable at rates based on prime, certificate of deposit, Eurodollar or money market rates. A term loan of $100,000 was outstanding at December 31, 1997 and 1996. Additional borrowings of $25,900 and $23,200 were outstanding at December 31, 1997 and 1996, respectively. The Company pays commitment fees (.125% per annum at December 31, 1997) on the unused portion of the Facility. At December 31, 1997 and 1996, $10,878 and $0, respectively, of these additional borrowings were attributed to the Burlington Group.

The 4% subordinated debentures became due July 1, 1997. The Company repaid the debentures from borrowings under the Facility.

Under the terms of the Facility, the Company has agreed to maintain at least $400,000 of Consolidated Net Worth, as defined, and can incur additional indebtedness of approximately $610,000 at December 31, 1997.

Various international operations maintain lines of credit and overdraft facilities aggregating approximately $99,100 with a number of banks on either a secured or unsecured basis. At December 31, 1997, $30,799 was outstanding under such agreements and was included in short-term borrowings. Average interest rates on the lines of credit and overdraft facilities at December 31, 1997 approximated 6.3%. Commitment fees paid on the lines of credit and overdraft facilities are not significant.

At December 31, 1997, the Company's portion of outstanding unsecured letters of credit allocated to the Burlington Group was $40,006, primarily supporting the Burlington Group's obligations under aircraft lease obligations and its various self-insurance programs.

10. NET INCOME PER SHARE

The following is a reconciliation between the calculation of basic and diluted net income per share:

                                                        Years Ended December 31
                                                       1997      1996      1995
--------------------------------------------------------------------------------
Numerator:
Net income-Basic and diluted
  net income per share numerator                    $32,348    33,801    32,855

Denominator:
Basic weighted average common
  shares outstanding                                 19,448    19,223    18,966
Effect of dilutive securities:
  Employee stock options                                545       458       630
--------------------------------------------------------------------------------
Diluted weighted average common shares
  outstanding                                        19,993    19,681    19,596
================================================================================

Options to purchase 7 and 30 shares of common stock at $27.91 and at prices between $20.19 and $21.13 per share, were outstanding in 1997 and 1996, respectively, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. No options were excluded from the computation of diluted net income per share in 1995.

11. STOCK OPTIONS

The Company has various stock-based compensation plans as described below.

Stock Option Plans

The Company grants options under its 1988 Stock Option Plan (the "1988 Plan") to executives and key employees and under its Non-Employee Directors' Stock Option Plan (the "Non-Employee Plan") to outside directors, to purchase common stock at a price not less than 100% of quoted market value at the date of grant. The 1988 Plan options can be granted with a maximum term of ten years and can vest within six months from the date of grant. The majority of grants made in 1997, 1996 and 1995 have a maximum term of six years and vest 100% at the end of the third year. The Non-Employee Plan options can be granted with a maximum term of ten years and can vest within six months from the date of grant. The majority of grants made in 1997, 1996 and 1995 have a maximum term of six years and vest ratably over the first three years. The total number of shares underlying options authorized for grant, but not yet granted, under the 1988 Plan is 2,690. Under the Non-Employee Plan, the total number of shares underlying options for grant, but not yet granted, is 140.

The Company's 1979 Stock Option Plan (the "1979 Plan") and the 1985 Stock Option Plan (the "1985 Plan") terminated in 1985 and 1988, respectively, except as to options still outstanding.

As part of the Brink's Stock Proposal (described in the Company's Proxy Statement dated December 31, 1995 resulting in the modification of the capital structure of the Company to include an additional class of common stock), the 1988 and Non-Employee Plans were amended to permit option grants to be made to optionees with respect to Brink's Stock or Burlington Stock, in addition to Minerals Stock. At the time of the approval of the Brink's Stock Proposal, a total of 2,383 shares of Services Stock were subject to options outstanding under the 1988 Plan, the Non-Employee Plan, the 1979 Plan and the 1985 Plan. Pursuant to antidilution provisions in the option agreements covering such plans, the Company converted these options into options for shares of Brink's Stock or Burlington Stock, or both, depending on the employment status and responsibilities of the particular optionee. In the case of optionees having Company-wide responsibilities, each outstanding Services Stock option was converted into options for both Brink's Stock and Burlington Stock. In the case of other optionees, each outstanding option was converted into a new option only for Brink's Stock or Burlington Stock, as the case may be. As a result, upon approval of the Brink's Stock Proposal, 1,750 shares of Brink's Stock and 1,989 shares of Burlington Stock were subject to options.

The table below summarizes the related plan activity.

                                                                      Aggregate
                                                                       Exercise
                                                         Shares           Price
--------------------------------------------------------------------------------
Outstanding at December 31, 1995 ...............           --          $   --
Converted in Brink's Stock Proposal ............          1,989          23,474
Granted ........................................            440           7,972
Exercised ......................................           (318)         (2,905)
Forfeited or expired ...........................            (64)           (952)
--------------------------------------------------------------------------------
Outstanding at December 31, 1996 ...............          2,047        $ 27,589
Granted ........................................            526          12,693
Exercised ......................................           (246)         (2,389)
Forfeited or expired ...........................            (71)         (1,223)
--------------------------------------------------------------------------------
Outstanding at December 31, 1997 ...............          2,256        $ 36,670
================================================================================


Options exercisable at the end of 1997, 1996 and 1995, respectively, on an equivalent basis, for Burlington Stock were 827, 1,034 and 1,030.

The following table summarizes information about stock options outstanding as of December 31, 1997.

             ---------------------------------    ---------------------
                                 Stock Options            Stock Options
                                   Outstanding              Exercisable
--------------------------------------------------------------------------------
                          Weighted
                           Average
                         Remaining    Weighted                Weighted
                       Contractual     Average                 Average
Range of                      Life    Exercise                Exercise
Exercise Prices  Shares     (Years)      Price    Shares         Price
--------------------------------------------------------------------------------
$ 5.00 to 11.70     475       1.57      $ 8.49       475        $ 8.49
 13.41 to 16.32     782       3.25       14.75       282         15.45
 17.06 to 21.13     498       4.04       18.00        70         17.29
 23.88 to 27.91     501       5.38       24.24        --            --
--------------------------------------------------------------------------------
Total             2,256                              827
================================================================================

Employee Stock Purchase Plan

Under the 1994 Employee Stock Purchase Plan (the "Plan"), the Company is authorized to issue up to 375 shares of Burlington Stock to its employees who have six months of service and who complete minimum annual work requirements. Under the terms of the Plan, employees may elect each six-month period (beginning January 1 and July 1), to have up to 10 percent of their annual earnings withheld to purchase the Company's stock. Employees may purchase shares of any or all of the three classes of Company common stocks. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market price. Under the Plan, the Company sold 29, 32 and 29 shares of Burlington Stock to employees during 1997, 1996 and 1995, respectively. The share amounts for Burlington Stock include the restatement for the Services Stock conversion under the Brink's Stock Proposal.

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

                                         1997          1996      1995
--------------------------------------------------------------------------
Net Income attributed to common shares
Burlington Group
     As Reported                        32,348        33,801    32,855
     Pro Forma                          30,170        32,528    32,098
Net Income per common share
Burlington Group

     Basic, As Reported                   1.66          1.76      1.73
     Basic, Pro Forma                     1.55          1.69      1.69
     Diluted, As Reported                 1.62          1.72      1.68
     Diluted, Pro Forma                   1.51          1.65      1.64
==========================================================================

Note: The pro forma disclosures shown may not be representative of the effects on reported net income in future years.

The fair value of each stock option grant used to compute pro forma net income and net income per share disclosures is estimated at the time of the grant using the Black-Scholes option-pricing model. The weighted-average assumptions used in the model are as follows:

                                                 1997           1996        1995
--------------------------------------------------------------------------------
Expected dividend yield                           1.0%          1.2%         1.2%
Expected volatility                                29%           32%          32%
Risk-Free interest rate                           6.2%          6.3%         5.8%
Expected term (in years)                          4.8           4.7          4.7
================================================================================


Using these assumptions in the Black-Scholes model, the weighted-average fair value of options granted during 1997, 1996 and 1995 is $4,182, $2,679 and $2,549, respectively.

Under SFAS No. 123, compensation cost is also recognized for the fair value of employee stock purchase rights. Because the Company settles its employee stock purchase rights under the Plan at the end of each six-month offering period, the fair value of these purchase rights was calculated using actual market settlement data. The weighted-average fair value of the stock purchase rights granted in 1997, 1996 and 1995 was $321, $231 and $352, respectively, for the Burlington Group.

12. CAPITAL STOCK

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

The Company, at any time, has the right to exchange each outstanding share of Minerals Stock for shares of Brink's Stock (or, if no Brink's Stock is then outstanding, Burlington Stock) having a fair market value equal to 115% of the fair market value of one share of Minerals Stock. In addition, upon the disposition of all or substantially all of the properties and assets of the Minerals Group to any person (with certain exceptions), the Company is required to exchange each outstanding share of Minerals Stock for shares of Brink's Stock (or, if no Brink's Stock is then outstanding, Burlington Stock) having a fair market value equal to 115% of the fair market value of one share of Minerals Stock. If any shares of the Company's Preferred Stock are converted after an exchange of Minerals Stock for Brink's Stock (or Burlington Stock), the holder of such Preferred Stock would, upon conversion, receive shares of Brink's Stock (or Burlington Stock) in lieu of shares of Minerals Stock otherwise issuable upon such conversion.

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

Holders of Brink's Stock at all times have one vote per share. Holders of Burlington Stock and Minerals Stock have .739 and .244 vote per share, respectively, subject to adjustment on January 1, 2000, and on January 1 every two years thereafter in such a manner so that each class' share of the aggregate voting power at such time will be equal to that class' share of the aggregate market capitalization of the Company's common stock at such time. Accordingly, on each adjustment date, each share of Burlington Stock and Minerals Stock may have more than, less than or continue to have the number of votes per share as they have. Holders of Brink's Stock, Burlington Stock and Minerals Stock vote together as a single voting group on all matters as to which all common shareholders are entitled to vote. In addition, as prescribed by Virginia law, certain amendments to the Articles of Incorporation affecting, among other things, the designation, rights, preferences or limitations of one class of common stock, or certain mergers or statutory share exchanges, must be approved by the holders of such class of common stock, voting as a group, and, in certain circumstances, may also have to be approved by the holders of the other classes of common stock, voting as separate voting groups.

In the event of a dissolution, liquidation or winding up of the Company, the holders of Brink's Stock, Burlington Stock and Minerals Stock, effective as of January 1, 1998, share on a per share basis an aggregate amount equal to 55%, 28% and 17%, respectively, of the funds, if any, remaining for distribution to the common shareholders. In the case of Minerals Stock, such percentage has been set, using a nominal number of shares of Minerals Stock of 4,203 (the "Nominal Shares") in excess of the actual number of shares of Minerals Stock outstanding. These liquidation percentages are subject to adjustment in proportion to the relative change in the total number of shares of Brink's Stock, Burlington Stock and Minerals Stock, as the case may be, then outstanding to the total number of shares of all other classes of common stock then outstanding (which totals, in the case of Minerals Stock, shall include the Nominal Shares).

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

The Company has the authority to issue up to 2,000 shares of preferred stock, par value $10 per share. In January, 1994, the Company issued $80,500 or 161,000 shares of Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock"). The Convertible Preferred Stock, which is convertible into Minerals Stock and which has been attributed to the Minerals Group, pays an annual dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefore, when as and if, declared by the Board. Such stock also bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon.

In November 1995, the Board of Directors (the "Board"), authorized a revised share repurchase program which allowed for the purchase, from time to time, of up to 1,500 shares of Burlington Stock, not to exceed an aggregate purchase price of $45,000 for all common stock of the Company; such shares to be purchased from time to time in the open market or in private transactions, as conditions warrant.

In 1994, the Board authorized the repurchase from time to time of up to $15,000 of Convertible Preferred Stock. In November 1995 and February 1997, the Board authorized an increase in the remaining authority to $15,000 and in May 1997, the Board authorized an increase in the remaining repurchase authority to $25,000.

Under the share repurchase programs, the Company purchased shares in the periods presented as follows:

                                                         Years Ended December 31
(In thousands)                                              1997            1996
--------------------------------------------------------------------------------
Burlington Stock:
     Shares                                                   332             76
     Cost                                                  $7,405          1,407

Convertible Preferred Stock:
     Shares                                                     2             21
     Cost                                                  $  617          7,897

     Excess carrying amount (a)                            $  108          2,120
================================================================================


(a) The excess of the carrying amount of the Convertible Preferred Stock over the cash paid to holders for repurchases made during the years which is deducted from preferred dividends in the Company's Statement of Operations.

As of December 31, 1997 the Company had remaining authority to purchase over time 1,092 shares of Pittston Burlington Group Common Stock and an additional $24,383 of its Convertible Preferred Stock. The aggregate purchase price limitation for all common stock was $24,903 at December 31, 1997. The authority to acquire shares remains in effect in 1998.

In 1997, 1996 and 1995, dividends paid on the Convertible Preferred Stock amounted to $3,589, $3,795 and $4,341, respectively. During 1996 and 1997, the Board declared and the Company paid dividends of 24 cents on Burlington stock.

In December 1992, the Company formed the Pittston Company Employee Benefits Trust (the "Trust") to hold shares of its common stock to fund obligations under certain employee benefits programs not including stock option plans. The trust first began funding obligations under the Company's various stock option plans in September 1995. Upon formation of the Trust, the Company sold for a promissory note of the Trust, 4,000 shares of its common stock to the Trust at a price equal to the fair value of the stock on the date of sale. At December 31, 1997, 868 shares of Burlington Stock (1,280 in 1996) remained in the Trust, valued at market. The value of these shares has no impact on shareholder's equity.

13. LEASES

The Burlington Group leases aircraft, facilities, vehicles, computers and other equipment under long-term operating leases with varying terms, and most of the leases contain renewal and/or purchase options. As of December 31, 1997, aggregate future minimum lease payments under noncancellable operating leases were as follows:

                                        Equipment
           Aircraft     Facilities        & Other           Total
--------------------------------------------------------------------------------
1998        $22,479         23,337          4,870         50,686
1999         20,157         19,580          3,699         43,436
2000         13,488         15,062          2,809         31,359
2001         10,402         11,961          1,598         23,961
2002          5,184         10,374            803         16,361
2003          1,152          8,976            417         10,545
2004             --          7,496            417          7,913
2005             --          6,429            417          6,846
2006             --          5,689            417          6,106
Later Years      --         56,983          2,882         59,865
--------------------------------------------------------------------------------
Total       $72,862        165,887         18,329        257,078
================================================================================


These amounts are net of aggregate future minimum noncancellable sublease rentals of $1,410.

Net rent expense amounted to $61,650 in 1997, $61,827 in 1996, and $62,751 in 1995.

The Burlington Group incurred capital lease obligations of $352 in 1997, $231 in 1996, and $2,288 in 1995. As of December 31, 1997, the Burlington Group's obligations under capital leases were not significant (Note 9).

The Burlington Group is in the process of renewing certain aircraft leasing agreements with terms of 4 to 5 years. Aggregate future minimum lease payments under these agreements will approximate $42,000.

14. EMPLOYEE BENEFIT PLANS

The Burlington Group's businesses participate in the Company's noncontributory defined benefit pension plan covering substantially all nonunion employees who meet certain minimum requirements, in addition to sponsoring certain other defined benefit plans. Benefits under most of the plans are based on salary (including commissions, bonuses, overtime and premium pay) and years of service. The Burlington Group's pension cost is actuarially determined based on its employees and an allocable share of the pension plan assets. The Company's policy is to fund the actuarially determined amounts necessary to provide assets sufficient to meet the benefits to be paid to plan participants in accordance with applicable regulations. The net pension expense for 1997, 1996 and 1995 for all plans is as follows:

                                                         Years Ended December 31
                                                    1997        1996        1995
--------------------------------------------------------------------------------
Service cost--benefits earned during year       $  4,110       4,067       2,856
Interest cost on projected benefit obligation      4,653       4,010       3,162
Return on assets--actual                         (12,710)     (8,053)    (11,344)
Return on assets deferred                          6,257       2,177       6,223
Other amortization, net                             (372)       (339)       (305)
--------------------------------------------------------------------------------
Net pension expense                             $  1,938       1,862         592
================================================================================


The assumptions used in determining the net pension expense for the Company's primary pension plan were as follows:

                                                 1997      1996      1995
------------------------------------------------------------------------------
Interest cost on projected benefit obligation     8.0%      7.5%     8.75%
Expected long-term rate of return on assets      10.0%     10.0%     10.0%
Rate of increase in compensation levels           4.0%      4.0%      4.0%
==============================================================================


The funded status and prepaid pension expense at December 31, 1997 and 1996 are as follows:

                                                                 1997        1996
---------------------------------------------------------------------------------
Actuarial present value of accumulated benefit obligation:
     Vested                                                  $ 54,967      43,018
     Nonvested                                                  3,674       2,846
---------------------------------------------------------------------------------
                                                               58,641      45,864
Benefits attributable to projected salaries                    14,918      12,454
---------------------------------------------------------------------------------
Projected benefit obligation                                   73,559      58,318
Plan assets at fair value                                      79,111      68,016
---------------------------------------------------------------------------------
Excess of plan assets over projected
     benefit obligation                                         5,552       9,698
Unamortized initial net asset                                     (22)       (401)
Unrecognized experience loss (gain)                             1,495        (321)
Unrecognized prior service cost                                   172         146
---------------------------------------------------------------------------------
Net pension assets                                              7,197       9,122
Current pension liabilities                                       403         382
---------------------------------------------------------------------------------
Deferred pension assets per balance sheet                    $  7,600       9,504
=================================================================================


For the valuation of the Company's primary pension obligations and the calculation of the funded status, the discount rate was 7.5% in 1997 and 8% in 1996. The expected long-term rate of return on assets was 10% in both years. The rate of increase in compensation levels used was 4% in 1997 and 1996.


The unrecognized initial net asset at January 1, 1986 (January 1, 1989, for certain foreign pension plans), the date of adoption of SFAS 87, has been amortized over the estimated remaining average service life of the employees. As of December 31, 1997, approximately 77% of plan assets were invested in equity securities and 23% in fixed income securities.

The Burlington Group also provides certain postretirement health care and life insurance benefits for eligible active and retired employees in the United States and Canada.

For the years 1997, 1996 and 1995, the components of periodic expense for these postretirement benefits were as follows:

                                                           Years Ended December 31
                                                                1997   1996   1995
-----------------------------------------------------------------------------------
Service cost--benefits earned during year                       $166    167    129
Interest cost on accumulated postretirement
     benefit obligation                                          226    213    192
----------------------------------------------------------------------------------
Total expense                                                   $392    380    321
==================================================================================



At December 31, 1997 and 1996, the actuarially determined and recorded liabilities for these postretirement benefits, none of which have been funded, were as follows:

                                                         Years Ended December 31
                                                                1997        1996
--------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
Retirees                                                      $  465         546
Fully eligible active plan participants                          799         517
Other active plan participants                                 2,127       2,007
--------------------------------------------------------------------------------
                                                               3,391       3,070
Unrecognized experience gain                                     178          75
--------------------------------------------------------------------------------
Liability included on the balance sheet                        3,569       3,145
Less current portion                                              51        --
--------------------------------------------------------------------------------
Noncurrent liability for postretirement health
     care and life insurance benefits                         $3,518       3,145
================================================================================


The accumulated postretirement benefit obligation was determined using the unit credit method and an assumed discount rate of 7.5% in 1997 and 8% in 1996. The postretirement benefit obligation for U.S. salaried employees does not provide for changes in health care costs since the employer's contribution to the plan is a fixed amount.

The Burlington Group also participates in the Company's Savings-Investment Plan to assist eligible employees in providing for retirement or other future financial needs. Employee contributions are matched at rates of 75% up to 5% of compensation (subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended). Contribution expense under the plan aggregated $2,239 in 1997, $2,259 in 1996 and $2,326 in 1995.

The Burlington Group sponsors several other defined contribution benefit plans based on hours worked or other measurable factors. Contributions under all of these plans aggregated $206 in 1997, $643 in 1996 and $662 in 1995.

15. OTHER OPERATING INCOME

Other operating income primarily includes foreign exchange transaction gains and losses.

16. SEGMENT INFORMATION

Operating revenues by geographic area are as follows:

                                                         Years Ended December 31
                                            1997            1996            1995
--------------------------------------------------------------------------------
United States                         $  628,418         554,553         535,091
International operations               1,033,920         930,316         868,104
--------------------------------------------------------------------------------
Total operating revenues              $1,662,338       1,484,869       1,403,195
================================================================================


The following is derived from the business segment information in the Company's consolidated financial statements as it relates to the Burlington Group. See
Note 2, for a description of the Company's policy for corporate allocations.

The Burlington Group's portion of the Company's operating profit is as follows:

                                                         Years Ended December 31
                                                   1997        1996        1995
--------------------------------------------------------------------------------
United States(a)                               $ 32,108      36,143      30,416
International operations(a)                      31,156      28,461      28,307
--------------------------------------------------------------------------------
Burlington Group's portion of the
     Company's segment operating profit          63,264      64,604      58,723
Corporate expenses allocated to the
     Burlington Group                            (6,859)     (7,433)     (4,770)
--------------------------------------------------------------------------------
Total operating profit                         $ 56,405      57,171      53,953
================================================================================


(a) The 1997 amounts include the allocation of $12,500 of consulting expenses related to the redesign of BAX Global's business processes and information systems architecture. The $12,500 was allocated $4,750 to the U.S. operations and $7,750 to International operations.

The Burlington Group's portion of the Company's assets at year end is as follows:

                                                               As of December 31
                                                 1997         1996         1995
--------------------------------------------------------------------------------
United States                                 $399,761      344,048      302,593
International operations                       290,383      273,736      237,126
--------------------------------------------------------------------------------
Burlington Group's portion of the
     Company's assets                          690,144      617,784      539,719
Burlington Group's portion of
     corporate assets                           11,299       17,614       32,358
--------------------------------------------------------------------------------
Total assets                                  $701,443      635,398      572,077
================================================================================


17. CONTINGENT LIABILITIES

Under the Coal Industry Retiree Health Benefit Act of 1992 (the "Act"), the Company and its majority-owned subsidiaries at July 20, 1992, including certain companies of the Burlington Group included in these financial statements, are jointly and severally liable with certain companies of the Brink's Group and of the Minerals Group for the costs of health care coverage provided for by that Act. For a description of the Act and an estimate of certain of such costs, see
Note 14 to the Company's consolidated financial statements. At this time, the Company expects the Minerals Group to generate sufficient cash flow to discharge its obligations under the Act.

In April 1990, the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ("Tankport") in Jersey City, New Jersey, which operations were sold in 1983. Under the settlement agreement, the Company is obligated to pay 80% of the remediation costs. Based on data available to the Company and its environmental consultants, the Company estimates its portion of the cleanup costs on an undiscounted basis using existing technologies to be between $6,600 and $11,900 over a period of up to five years. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which the clean-up will be conducted. The clean-up estimates have been modified from prior years' in light of cost inflation and certain assumptions the Company is making with respect to the end use of the property. The estimate of costs and the timing of payments could change as a result of changes to the remediation plan required, changes in the technology available to treat the site, unforseen circumstances existing at the site and additional cost inflation.

The Company commenced insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. In August 1995, the District court ruled on various Motions for Summary Judgment. In its decision, the Court found favorably for the Company on several matters relating to the comprehensive general liability policies but concluded that the pollution liability policies did not contain pollution coverage for the types of claims associated with the Tankport site. On appeal, the Third Circuit reversed the District Court and held that the insurers could not deny coverage for the reasons stated by the District Court, and the case was remanded to the District Court for trial. In the event the parties are unable to settle the dispute, the case is scheduled to be tried beginning September, 1998. Management and its outside legal counsel continue to believe that recovery of a substantial portion of the cleanup costs will ultimately be probable of realization. Accordingly, based on estimates of potential liability, probable realization of insurance recoveries, related developments of New Jersey law, and the Third Circuit's decision, it is the Company's belief that the ultimate amount that it would be liable for is immaterial.

18. SUPPLEMENTAL CASH FLOW INFORMATION

For the years ended December 31, 1997, 1996 and 1995, cash payments for income taxes, net of refunds received, were $17,092, $22,018, and $20,346, respectively.

For the years ended December 31, 1997, 1996 and 1995, cash payments for interest were $5,347, $4,646 and $5,055, respectively.

In connection with the June 1997 acquisition of Cleton & Co. ("Cleton"), the Burlington Group assumed the equivalent of U.S. $10,000 of Cleton debt, of which the equivalent of approximately U.S. $6,000 was outstanding at December 31, 1997.

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Tabulated below are certain data for each quarter of 1997 and 1996. The 1996 and the first three quarters of 1997 net income per share amounts have been restated to comply with SFAS No. 128, "Earnings Per Share" (Note 1). Third quarter 1997 amounts have been reclassified to include $3,948 of revenues and transportation expenses from Cleton, which was acquired in June 1997.

                                                       1st        2nd         3rd        4th
--------------------------------------------------------------------------------------------
1997 Quarters:

Operating revenues                                $371,409    399,567     443,376    447,986
Gross profit                                        40,498     43,874      64,283     58,347
Net income (loss)                                     5,08     (1,913)     15,993     13,180

Net income (loss) per Pittston Burlington Group
 common share:
 Basic                                            $    .26       (.10)        .82        .68
 Diluted                                               .26       (.10)        .80        .66
--------------------------------------------------------------------------------------------
1996 Quarters:

Operating revenues                                $348,095    360,064     373,177    403,533
Gross profit                                        37,595     46,256      50,414     48,630
Net income                                           3,763      8,746      10,705     10,587

Net income per Pittston Burlington Group
 common share:
 Basic                                            $    .20        .46         .56        .55
 Diluted                                               .19        .44         .54        .53
============================================================================================

Pittston Minerals Group
STATEMENT OF MANAGEMENT RESPONSIBILITY

The management of The Pittston Company (the "Company") is responsible for preparing the accompanying Pittston Minerals Group (the "Mineral's Group") financial statements and for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles. Management has also prepared the other information in the annual report and is responsible for its accuracy.

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


INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
The Pittston Company

We have audited the accompanying balance sheets of Pittston Minerals Group (as described in Note 1) as of December 31, 1997 and 1996, and the related statements of operations and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of The Pittston Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements of Pittston Minerals Group present fairly, in all material respects, the financial position of Pittston Minerals Group as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

As more fully discussed in Note 1, the financial statements of Pittston Minerals Group should be read in connection with the audited consolidated financial statements of The Pittston Company and subsidiaries.

As more fully discussed in Note 1 to the financial statements, Pittston Minerals Group changed its method of accounting for impairment of long-lived assets in 1996.

KPMG Peat Marwick LLP
Stamford, Connecticut

January 28, 1998

Pittston Minerals Group

BALANCE SHEETS


                                                                            December 31
(In thousands)                                                            1997      1996
==========================================================================================
ASSETS
Current assets:
Cash and cash equivalents                                               $  3,394     3,387
Accounts receivable:
 Trade (Note 5)                                                           53,430    74,366
 Other                                                                    12,384    15,804
------------------------------------------------------------------------------------------
                                                                          65,814    90,170
 Less estimated amount uncollectible                                       2,215     1,618
                                                                          63,599    88,552
Coal inventory                                                            31,644    26,495
Other inventory                                                            3,702     5,308
------------------------------------------------------------------------------------------
                                                                          35,346    31,803
Prepaid expenses                                                           5,045     8,659
Deferred income taxes (Note 8)                                            25,136    27,229
------------------------------------------------------------------------------------------
Total current assets                                                     132,520   159,630
Property, plant and equipment, at cost (Notes 1 and 4)                   336,724   324,924
 Less accumulated depreciation, depletion and amortization               164,386   154,115
------------------------------------------------------------------------------------------
                                                                         172,338   170,809
Deferred pension assets (Note 15)                                         83,825    81,067
Deferred income taxes (Note 8)                                            54,778    62,899
Intangibles, net of accumulated amortization (Notes 1 and 6)             108,094   111,103
Coal supply contracts                                                     41,703    52,696
Receivable--Pittston Brink's Group/Burlington Group (Note 2)              13,630    22,071
Other assets                                                              47,294    46,706
------------------------------------------------------------------------------------------
Total assets                                                            $654,182   706,981
==========================================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt (Note 9)                           $    547       395
Accounts payable                                                          50,585    59,103
Payable--Pittston Brink's Group/Burlington Group, net (Note 2)             3,038    10,757
Accrued liabilities:
 Taxes                                                                    16,477    17,380
 Workers' compensation and other claims                                   13,829    14,276
 Postretirement benefits other than pensions (Note 15)                    19,265    17,693
 Reclamation                                                              15,588    17,205
 Payroll and vacation                                                      5,261     6,960
 Miscellaneous (Note 15)                                                  36,674    40,956
------------------------------------------------------------------------------------------
                                                                         107,094   114,470
------------------------------------------------------------------------------------------
Total current liabilities                                                161,264   184,725

Long-term debt, less current maturities (Note 9)                         116,114   124,572
Postretirement benefits other than pensions (Note 15)                    223,836   219,717
Workers' compensation and other claims                                    92,857   105,837
Reclamation                                                               47,546    36,716
Other liabilities                                                         31,137    47,074
Commitments and contingent liabilities (Notes 9, 13, 14, 15, 19 and 20)
Shareholder's equity (Notes 3, 11 and 12)                                (18,572)  (11,660)
-------------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                              $654,182   706,981
==========================================================================================

See accompanying notes to financial statements.

Pittston Minerals Group

STATEMENT OF OPERATIONS



                                                        Years Ended December 31
(In thousands, except per share amounts)                 1997   1996      1995
================================================================================
Net sales                                           $630,626   696,513   722,851
--------------------------------------------------------------------------------
Costs and expenses:
Cost of sales                                        609,025   707,497   696,295
Selling, general and administrative expenses          30,228    34,631    33,252
Restructuring and other credits, including
 litigation accrual (Notes 16 and 19)                 (3,104)  (47,299)
--------------------------------------------------------------------------------
Total costs and expenses                             636,149   694,829   729,547
--------------------------------------------------------------------------------
Other operating income, net (Note 17)                  9,682    13,414    22,768
--------------------------------------------------------------------------------
Operating profit                                       4,159    15,098    16,072
Interest income (Note 2)                               1,330       835       564
Interest expense (Note 2)                            (10,946)  (10,723)  (10,534)
Other expense, net                                      (898)   (1,789)   (1,098)
--------------------------------------------------------------------------------
(Loss) income before income taxes                     (6,355)    3,421     5,004
Credit for income taxes (Note 8)                     (10,583)   (7,237)   (9,020)
--------------------------------------------------------------------------------
Net income                                             4,228    10,658    14,024
Preferred stock dividends, net (Note 12)              (3,481)   (1,675)   (2,762)
--------------------------------------------------------------------------------
Net income attributed to common shares              $    747     8,983    11,262
================================================================================
Net income per common share (Note 10):
 Basic                                              $    .09      1.14      1.45
 Diluted                                                 .09      1.08      1.40
================================================================================
Average common shares outstanding (Note 10):
 Basic                                                 8,076     7,897     7,786
 Diluted                                               8,102     9,884    10,001
================================================================================


See accompanying notes to financial statements.

Pittston Minerals Group

STATEMENTS OF CASH FLOWS


                                                                 Years Ended December 31
(In thousands)                                                   1997      1996      1995
==========================================================================================
Cash flows from operating activities:

Net income                                                    $  4,228    10,658    14,024
Adjustments to reconcile net income to net cash provided by
 operating activities:

 Noncash charges and other write-offs                              --     29,948        --
 Depreciation, depletion and amortization                       37,515    36,624    42,040
 Provision for deferred income taxes                            11,050    22,088    16,412
 Credit for pensions, noncurrent                                (2,761)   (1,676)   (3,514)
 Provision for uncollectible accounts receivable                   109       262       161
 Equity in losses (earnings) of unconsolidated affiliates,
  net of dividends received                                        671      (302)      148
Gain on sale of property, plant and equipment                   (1,789)   (1,398)   (4,994)
 Other operating, net                                            1,823       885       984
 Change in operating assets and liabilities,
  net of effects of acquisitions and dispositions:
  Decrease (increase) in accounts receivable                    28,574    (4,454)   22,670
  (Increase) decrease in inventories                            (3,458)   10,116   (11,565)
  (Increase) decrease in prepaid expenses                       (1,395)   (1,818)    3,828
  Decrease in accounts payable and accrued liabilities            (313)  (17,907)  (16,524)
  Decrease (increase) in other assets                              793    (2,893)    2,474
  Decrease in workers' compensation and other claims,
   noncurrent                                                  (13,574)   (8,766)  (16,575)
  Decrease in other liabilities                                (11,703)  (51,749)  (23,437)
  Other, net                                                      (209)      181       135
------------------------------------------------------------------------------------------
Net cash provided by operating activities                       49,561    19,799    26,267
------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                     (26,434)  (23,575)  (22,283)
Proceeds from disposal of property, plant and equipment          2,982     4,613    18,939
Acquisitions, net of cash acquired, and related
 contingency payments                                           (1,014)   (1,134)   (1,078)
Other, net                                                      (2,723)     (419)   (1,188)
------------------------------------------------------------------------------------------
Net cash used by investing activities                          (27,189)  (20,515)   (5,610)
------------------------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                               59,076    23,216        24
Reductions of debt                                             (67,825)   (1,319)  (17,164)
Payments from Brink's Group                                      2,977     6,082    12,240
Payments (to) from Burlington Group                             (7,696)  (12,179)      878
Repurchase of stock                                               (617)   (7,895)   (7,173)
Proceeds from exercise of stock options and from employee
 stock purchase plan                                                22       208     1,379
Dividends paid                                                  (8,302)   (9,009)   (9,550)
------------------------------------------------------------------------------------------
Net cash used by financing activities                          (22,365)     (896)  (19,366)
------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                 7    (1,612)    1,291
Cash and cash equivalents at beginning of year                   3,387     4,999     3,708
------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                      $  3,394     3,387     4,999
==========================================================================================


See accompanying notes to financial statements.

Pittston Minerals Group

NOTES TO FINANCIAL STATEMENTS
(In thousands, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

As used herein, the "Company" includes The Pittston Company and its direct and indirect subsidiaries, except as otherwise indicated by the context. The Company is comprised of three separate groups - Pittston Brink's Group, Pittston Burlington Group, and Pittston Minerals Group. The financial statements of the Minerals Group include the balance sheets, the results of operations and cash flows of the Pittston Coal Company ("Coal Operations") and Pittston Mineral Ventures ("Mineral Ventures") operations of the Company, and a portion of the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The Minerals Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate allocations reflected in these financial statements are determined based upon methods which management believes to be a reasonable and equitable allocation of such items (Note 2).

The Company provides to holders of Pittston Minerals Group Common Stock ("Minerals Stock") separate financial statements, financial review, descriptions of business and other relevant information for the Minerals Group in addition to consolidated financial information of the Company. Notwithstanding the attribution of assets and liabilities (including contingent liabilities) among the Minerals Group, the Brink's Group and the Burlington Group for the purpose of preparing their respective financial statements, this attribution and the change in the capital structure of the Company as a result of the approval of the Brink's Stock Proposal did not affect legal title to such assets or responsibility for such liabilities for the Company or any of its subsidiaries. Holders of Minerals Stock are shareholders of the Company, which continues to be responsible for all its liabilities. Financial impacts arising from one group that affect the Company's financial condition could affect the results of operations and financial condition of each of the groups. Since financial developments within one group could affect other groups, all shareholders of the Company could be adversely affected by an event directly impacting only one group. Accordingly, the Company's consolidated financial statements must be read in connection with the Minerals Group's financial statements.

Principles of Combination

The accompanying financial statements reflect the combined accounts of the businesses comprising the Minerals Group. The Minerals Group's interests in 20% to 50% owned companies are carried on the equity method unless control exists, in which case, consolidation occurs. All material intercompany items and transactions have been eliminated in combination. Certain prior year amounts have been reclassified to conform to the current year's financial statement presentation.

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

Goodwill allocated to a potentially impaired asset will be identified with that asset in performing an impairment test in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121. If such tests indicate that an impairment exists, the carrying amount of the identified goodwill would be eliminated before making any reduction of the carrying amounts of impaired long-lived assets.

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

Accounting for Stock Based Compensation

The Minerals Group has implemented the disclosure-only provisions of SFAS No. 123 "Accounting for Stock Based Compensation" (Note 11). The Minerals Group continues to measure compensation expense for its stock-based compensation plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees."

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. Resulting cumulative translation adjustments have been included in shareholder's equity.

Postretirement Benefits Other Than Pensions

Postretirement benefits other than pensions are accounted for in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which requires employers to accrue the cost of such retirement benefits during the employees' service with the Company.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which these items are expected to reverse.

See Note 2 for allocation of the Company's U.S. federal income taxes to the Minerals Group.

Pneumoconiosis (Black Lung) Expense

The Minerals Group acts as self-insurer with respect to almost all black lung benefits. Provision is made for estimated benefits based on annual actuarial reports prepared by outside actuaries. The excess of the present value of expected future benefits over the accumulated book reserves is recognized over the amortization period as a level percentage of payroll. Cumulative actuarial gains or losses are calculated periodically and amortized on a straight-line basis. Assumptions used in the calculation of the actuarial present value of black lung benefits are based on actual retirement experience of the Company's coal employees, black lung claims incidence for active miners, actual dependent information, industry turnover rates, actual medical and legal cost experience and projected inflation rates. As of December 31, 1997 and 1996, the actuarially determined value of estimated future black lung benefits discounted at 6% was approximately $55,000 and $57,000, respectively, and is included in workers' compensation and other claims. Based on actuarial data, the amount credited to operations was $2,451 in 1997, $2,216 in 1996, and $1,402 in 1995 . In addition, the Company accrued additional expenses for black lung benefits related to federal and state assessments, legal and administrative expenses and other self insurance costs. These costs amounted to $1,936 in 1997, $1,849 in 1996, and $2,569 in 1995.

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

Financial Instruments

The Minerals Group uses foreign currency forward contracts to hedge the risk of changes in foreign currency rates associated with certain transactions denominated in Australian dollars. The Company also utilizes other financial instruments to protect against adverse price movements in gold, which it produces, and diesel fuel which it consumes as well as interest rate changes in certain variable rate obligations.

Gains and losses on these contracts, designated as effective hedges, are deferred and recognized as part of the specific transaction hedged. Since they are accounted for as hedges, the fair value of these contracts is not recognized in the Mineral Group's Financial Statements. Gains or losses resulting from the early termination of such contracts are deferred and amortized as an adjustment to the currency transaction hedged, the realization on gold sales, the yield of variable rate obligations, or the cost of diesel fuel over the remaining period originally covered by the terminated contracts. In addition, if the underlying items being hedged were retired prior to maturity, the unamortized gain or loss resulting from the early termination of the related interest rate swap would be included in the gain or loss on the extinguishment of the obligation.

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

Net Income Per Share

Basic net income per share for the Minerals Group is computed by dividing net income attributed to common shares (net income less preferred stock dividends) by the basic weighted-average common shares outstanding. Diluted net income per share for the Minerals Group is computed by dividing net income by the diluted weighted-average common shares outstanding. Diluted weighted-average common shares outstanding includes additional shares assuming the exercise of stock options and the conversion of the Company's $31.25 Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock"). However, when the exercise of stock options or the conversion of Convertible Preferred Stock is antidilutive, they are excluded from the calculation. The shares of Minerals Stock held in The Pittston Company Employee Benefits Trust ("the Trust" - see
Note 12) are subject to the treasury stock method and effectively are not included in the basic and diluted net income per share calculations.

Use of Estimates

In accordance with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements. Actual results could differ from those estimates.

Accounting Changes

In 1997, the Minerals Group implemented SFAS No. 128 "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted net income per share with basic and diluted net income per share (Note 10). Unlike primary net income per share, basic net income per share excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share is very similar to the previous fully diluted net income per share. All prior-period net income per share data has been restated to conform with the provisions of SFAS No. 128.

In 1996, the Minerals Group adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires companies to review assets for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 resulted in a pretax charge to earnings in 1996 for the Minerals Group's Coal Operations of $29,948 ($19,466 after-tax), of which $26,312 was included in cost of sales and $3,636 was included in selling, general and administrative expenses. Assets for which the impairment loss was recognized consisted of property, plant and equipment, advanced royalties and goodwill. These assets primarily related to mines scheduled for closure in the near term and idled facilities and related equipment.

Pending Accounting Changes

The Minerals Group will implement SFAS No. 130, "Reporting Comprehensive Income" in the first quarter of 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. With the exception of foreign currency translation adjustments, such changes are not significant to the Minerals Group.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", will be implemented in the financial statements for the year ended December 31, 1998. SFAS No. 131 requires publicly-held companies to report financial and descriptive information about operating segments in financial statements issued to shareholders for interim and annual periods. The SFAS also requires additional disclosures with respect to products and services, geographic areas of operation and major customers. The adoption of this SFAS is not expected to have a material impact on the financial statements of the Minerals Group.

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

Financial

As a matter of policy, the Company manages most financial activities of the Minerals Group, the Brink's Group and the Burlington Group on a centralized, consolidated basis. Such financial activities include the investment of surplus cash; the issuance, repayment and repurchase of short-term and long-term debt; the issuance and repurchase of common stock and the payment of dividends. In preparing these financial statements, transactions primarily related to invested cash, short-term and long-term debt (including convertible debt), related net interest and other financial costs have been attributed to the Minerals Group based upon its cash flows for the periods presented after giving consideration to the debt and equity structure of the Company. At December 31, 1997 and 1996, the Company attributed long-term debt to the Minerals Group based upon the purpose for the debt in addition to the cash flow requirements of the Minerals Group. See Note 9 for details and amounts of long-term debt. The portion of the Company's interest expense allocated to the Minerals Group for 1997, 1996 and 1995 was $10,193, $7,475 and $6,335, respectively. Management believes such method of allocation to be equitable and a reasonable estimate of the cost attributable to the Minerals Group.

To the extent borrowings are deemed to occur between the Brink's Group, the Burlington Group and the Minerals Group, intergroup accounts have been established bearing interest at the rate in effect from time to time under the Company's unsecured credit lines or, if no such credit lines exist, at the prime rate charged by Chase Manhattan Bank from time to time. At December 31, 1997, the Minerals Group owed the Brink's Group and Burlington Group $27,004 and $0; respectively, and at December 31, 1996, the Minerals Group owed the Brink's Group and the Burlington Group $24,027 and $7,730; respectively, as a result of borrowings.

Income Taxes

The Minerals Group and its domestic subsidiaries are included in the consolidated U.S. federal income tax return filed by the Company.


The Company's consolidated provision and actual cash payments for U.S. federal income taxes are allocated between the Minerals Group, the Brink's Group and the Burlington Group in accordance with the Company's tax allocation policy and reflected in the financial statements for each Group. In general, the consolidated tax provision and related tax payments or refunds are allocated among the Groups, for financial statement purposes, based principally upon the financial income, taxable income, credits and other amounts directly related to the respective Group. Tax benefits that cannot be used by the Group generating such attributes, but can be utilized on a consolidated basis, are allocated to the Group that generated such benefits and an intergroup account is established for the benefit of the Group generating the attributes. As a result, the allocated Group amounts of taxes payable or refundable are not necessarily comparable to those that would have resulted if the Groups had filed separate tax returns. At December 31, 1997, the Minerals Group was owed $19,391 and $18,239 from the Brink's Group and the Burlington Group, respectively for such tax benefits, of which $391 and $13,239, respectively, were not expected to be received within one year from such dates in accordance with the policy. At December 31, 1996, the Minerals Group was owed $18,760 and $24,310 from the Brink's Group and the Burlington Group, respectively, for such tax benefits, of which $8,760 and $13,310, respectively, were not expected to be received within one year from such date. The Brink's and Burlington Groups paid the Minerals Group $15,794 and $10,278, respectively in 1997 and $14,470 and $14,949, respectively, in 1996 for the utilization of such tax benefits.

Shared Services

A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Minerals Group based upon utilization and other methods and criteria which management believes to be equitable and a reasonable estimate of the cost attributable to the Minerals Group. These allocations were $5,988, $6,555 and $7,266 in 1997, 1996 and 1995, respectively.

Pension

The Minerals Group's pension cost related to its participation in the Company's noncontributory defined benefit pension plan is actuarially determined based on its respective employees and an allocable share of the pension plan assets and calculated in accordance with SFAS No. 87, "Employers' Accounting for Pensions". Pension plan assets have been allocated to the Minerals Group based on the percentage of its projected benefit obligation to the plan's total projected benefit obligation. Management believes such method of allocation to be equitable and a reasonable estimate of the cost attributable to the Minerals Group.

3. SHAREHOLDER'S EQUITY

The following analyzes shareholder's equity of the Minerals Group for the periods presented:

                                                               As of December 31
                                                            1997     1996     1995
-------------------------------------------------------------------------------------
Balance at beginning of period                          $ (11,660)  (8,679)   (8,596)
Net income                                                  4,228   10,658     14,024
Stock options exercised                                        22       43      1,203
Stock released from employee benefits
     trust to employee benefits plan                        2,259    2,100      1,745
Stock repurchases                                            (617)  (7,897)    (7,173)
Dividends declared                                         (8,765)  (9,059)    (9,493)
Foreign currency translation adjustment                    (4,022)   1,111       (566)
Tax benefit of options exercised                              (17)      63        177
-------------------------------------------------------------------------------------
Balance at end of period                                $ (18,572) (11,660)    (8,679)
======================================================================================


The cumulative foreign currency translation adjustment deducted from shareholder's equity is $2,851 at December 31, 1997. The cumulative foreign currency translation adjustment included in shareholder's equity is $1,171 and $60 at December 31, 1996 and 1995, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consist of the following:

                                                As of December 31
                                              1997         1996
------------------------------------------------------------------
Bituminous coal lands                    $   107,212      101,988
Land, other than coal lands                   24,203       22,461
Buildings                                      8,996        8,853
Machinery and equipment                      196,313      191,622
------------------------------------------------------------------
Total                                    $   336,724      324,924
==================================================================


The estimated useful lives for property, plant and equipment are as follows:


                                  Years
-----------------------------------------
Buildings                       10 to 40
Machinery and equipment          3 to 30
=========================================

Depreciation and depletion of property, plant and equipment aggregated $23,180 in 1997, $22,633 in 1996 and $25,164 in 1995.

Mine development costs which were capitalized totaled $9,756 in 1997, $8,144 in 1996 and $10,118 in 1995.

5. ACCOUNTS RECEIVABLE TRADE

For each of the years in the three-year period ended December 31, 1997, the Company, on behalf of the Minerals Group, maintained agreements with financial institutions whereby it had the right to sell certain coal receivables to those institutions. Certain agreements contained provisions for sales with recourse. In 1997 and 1996, total coal receivables of $23,844 and $15,390, respectively, were sold under such agreements. As of December 31, 1997 and 1996, receivables sold which remained to be collected totaled $23,844 and $5,183, respectively.

6. INTANGIBLES

Intangibles consist entirely of the excess of cost over fair value of net assets of businesses acquired and are net of accumulated amortization of $11,923 at December 31, 1997 and $8,914 at December 31, 1996. The estimated useful life of intangibles is generally forty years. Amortization of intangibles aggregated $3,008 in 1997, $3,128 in 1996 and $3,099 in 1995.

7. FINANCIAL INSTRUMENTS

Financial instruments which potentially subject the Minerals Group to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Minerals Group places its cash and cash equivalents with high credit quality financial institutions. Also, by policy, the amount of credit exposure to any one financial institution is limited. The Minerals Group makes substantial sales to a few relatively large customers. Credit limits, ongoing credit evaluation and account monitoring procedures are utilized to minimize the risk of loss from nonperformance on trade receivables.

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

Foreign currency forward contracts -- The Company, on behalf of the Minerals Group, enters into foreign currency forward contracts, from time to time, with a duration of up to two years as a hedge against liabilities denominated in the Australian dollar. These contracts minimize the Minerals Group's exposure to exchange rate movements related to cash requirements of Australian operations denominated in Australian dollars. At December 31, 1997, the notional value of foreign currency forward contracts outstanding was $19,578 and the fair value approximated notional value.

Gold contracts -- In order to protect itself against downward movements in gold prices, the Company, on behalf of the Minerals Group, hedges a portion of its share of gold sales from the Stawell gold mine primarily through forward sales contracts. At December 31, 1997, 41,500 ounces of gold, representing approximately 19% of the Mineral Group's share of Stawell's proven and probable reserves, were sold forward under forward sales contracts that mature periodically through mid-1999. Because only a portion of its future production is currently sold forward, the Company can take advantage of increases and is exposed to decreases in the spot price of gold. At December 31, 1997, the fair value of the Company's forward sales contracts was not significant.

Fuel contracts -- The Company, on behalf of the Minerals Group, has hedged a portion of its diesel fuel requirements through several commodity option transactions that are intended to protect against significant increases in diesel fuel prices. At December 31, 1997, these transactions aggregated 8.7 million gallons and mature periodically throughout 1998. The fair value of these fuel hedge transactions may fluctuate over the course of the contract period due to changes in the supply and demand for oil and refined products. Thus, the economic gain or loss, if any, upon settlement of the contracts may differ from the fair value of the contracts at an interim date. At December 31, 1997, the fair value of these contracts was not significant.

Interest rate contracts -- As discussed further in Note 9, in 1996 and 1995, the Company entered into two variable to fixed interest rate swap agreements related to the $100,000 term loan outstanding under the Facility. The fair value of those agreements at December 31, 1997 was not significant.

8. INCOME TAXES

The provision (credit) for income taxes consists of the following:

                U.S.
              Federal      Foreign      State      Total
------------------------------------------------------------
1997:
Current    $(21,633)            --       --       (21,633)
Deferred     10,719            331       --        11,050
------------------------------------------------------------
Total ..   $(10,914)           331       --       (10,583)
1996:
============================================================
Current    $(29,325)            --       --       (29,325)
Deferred     20,893          1,195       --        22,088
------------------------------------------------------------
Total      $ (8,432)         1,195       --        (7,237)
============================================================
1995:
Current    $(25,432)           --        --       (25,432)
Deferred     15,664           748        --        16,412
------------------------------------------------------------
Total ..   $ (9,768)          748        --        (9,020)
============================================================


The significant components of the deferred tax expense were as follows:

                                                    Years Ended December 31
                                                      1997    1996      1995
------------------------------------------------------------------------------
Deferred tax expense exclusive
  of the components listed below                  $ 10,551  18,064    17,038
Net operating loss carryforwards                      (558)   (327)     (631)
Alternative minimum tax credit                         664   3,337      (326)
Change in the valuation allowance for
     deferred tax assets                               393   1,014      331
------------------------------------------------------------------------------
Total                                             $ 11,050  22,088    16,412
==============================================================================


The tax benefit for compensation expense related to the exercise of certain employee stock options for tax purposes in excess of compensation expense for financial reporting purposes is recognized as an adjustment to shareholder's equity.

The components of the net deferred tax asset as of December 31, 1997, and December 31, 1996, were as follows:



                                                                 1997      1996
-------------------------------------------------------------------------------
Deferred tax assets:
Accounts receivable                                         $     816       973
Postretirement benefits other than pensions                    97,691    96,951
Workers' compensation and other claims                         42,256    46,791
Other liabilities and reserves                                 49,713    53,337
Miscellaneous                                                  11,320     8,405
Net operating loss carryforwards                                3,793     3,235
Alternative minimum tax credits                                 6,950     7,579
Valuation allowance                                            (9,853)   (9,460)
-------------------------------------------------------------------------------
Total deferred tax assets                                     202,686   207,811
-------------------------------------------------------------------------------
Deferred tax liabilities:
Property, plant and equipment                                  25,299    24,486
Pension assets                                                 34,120    33,179
Other assets                                                   12,110    11,392
Miscellaneous                                                  52,007    48,626
-------------------------------------------------------------------------------
Total deferred tax liabilities                                123,536   117,683
-------------------------------------------------------------------------------
Net deferred tax asset                                      $  79,150    90,128
-------------------------------------------------------------------------------



The recording of deferred federal tax assets is based upon their expected utilization in the Company's consolidated federal income tax return and the benefit that would accrue to the Minerals Group under the Company's tax allocation policy.

The valuation allowance relates to deferred tax assets in certain foreign and state jurisdictions.

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% in 1997, 1996 and 1995 to the income (loss) before income taxes.



                                                Years Ended December 31
                                                1997      1996      1995
--------------------------------------------------------------------------
(Loss) income before income taxes:
United States                                $(7,273)      100     3,539
Foreign                                          918     3,321     1,465
--------------------------------------------------------------------------
Total                                        $(6,355)    3,421     5,004
==========================================================================
Tax provision computed at statutory rate     $(2,224)    1,197     1,751
Increases (reductions) in taxes due to:
Percentage depletion                          (7,407)   (7,644)   (9,861)
State income taxes (net of federal tax
     benefit)                                   (393)   (1,014)     (726)
Change in the valuation allowance for
     deferred tax assets                         393     1,014       331
Miscellaneous                                   (952)     (790)     (515)
--------------------------------------------------------------------------
Actual tax credit                           $(10,583)   (7,237)   (9,020)
==========================================================================


It is the policy of the Minerals Group to accrue deferred income taxes on temporary differences related to the financial statement carrying amounts and tax bases of investments in foreign subsidiaries and affiliates which are expected to reverse in the foreseeable future. As of December 31, 1997 and December 31, 1996, there was no unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries and affiliates.

The Minerals Group and its domestic subsidiaries are included in the Company's consolidated U.S. federal income tax return.

As of December 31, 1997, the Minerals Group had $6,950 of alternative minimum tax credits allocated to it under the Company's tax allocation policy. Such credits are available to offset future U.S. federal income taxes and, under current tax law, the carryforward period for such credits is unlimited.

The tax benefit of net operating loss carryforwards for the Minerals Group as of December 31, 1997 was $3,793 and related to various state and foreign taxing jurisdictions. The expiration periods primarily range from 5 to 15 years.

9. LONG-TERM DEBT

A portion of the outstanding debt under the Company's credit agreement has been attributed to the Minerals Group. Total long-term debt of the Minerals Group consists of the following:

                                                           As of December 31
                                                          1997           1996
--------------------------------------------------------------------------------
Senior obligations                                    $    293            350
Obligations under capital leases (average
     rate 9.24% in 1997 and 7.74% in 1996)                 799          1,022
--------------------------------------------------------------------------------
                                                         1,092          1,372
--------------------------------------------------------------------------------
Attributed portion of Company's debt:
     U.S. dollar term loan due 2001 (1997 year end
     rate 6.24% and 5.97% in 1996)                     100,000        100,000
     Revolving credit notes due 2001 (1997 year end
     rate 5.92% and 7.01% in 1996)                      15,022         23,200
--------------------------------------------------------------------------------
Total long term debt, less current maturities          116,114        124,572

Current maturities of long-term debt:
Senior obligations                                          57             77
Capital leases                                             490            318
--------------------------------------------------------------------------------
Total current maturities of long-term debt                 547            395
--------------------------------------------------------------------------------
Total long-term debt including current maturities     $116,661        124,967
================================================================================

For the four years through December 31, 2002, minimum repayments of long-term debt outstanding are as follows:

     1999        $    351
     2000             504
     2001         115,091
     2002              20

The Company has a $350,000 credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100,000 term loan and permits additional borrowings, repayments and reborrowings of up to an aggregate of $250,000. The maturity date of both the term loan and revolving credit portion of the Facility is May 2001. Interest on borrowings under the Facility is payable at rates based on prime, certificate of deposit, Eurodollar or money market rates. A term loan of $100,000 was outstanding at December 31, 1997 and 1996. Additional borrowings of $25,900 and $23,200 were outstanding at December 31, 1997 and 1996, respectively. The Company pays commitment fees (.125% per annum at December 31, 1997) on the unused portion of the Facility. At December 31, 1997 and 1996, $115,022 and $123,200, respectively, of these borrowings were attributed to the Minerals Group.

The Company has two interest rate swap agreements which effectively convert a portion of its $100,000 variable rate term loan to fixed rates. During 1995, the Company entered into an agreement, maturing in July 1998, which fixes the Company's interest rate at 5.80% on $20,000 in face amount of debt. During 1996, the Company entered into another variable to fixed interest rate swap agreement, maturing in February 1998, which fixes the Company's interest rate at 4.9% on an initial $5,000 in face amount of debt. The notional amount increased by $5,000 each quarter through the first quarter of 1997. The notional amount outstanding at December 31, 1997 was $20,000.

Under the terms of the Facility, the Company has agreed to maintain at least $400,000 of Consolidated Net Worth, as defined, and can incur additional indebtedness of approximately $610,000 at December 31, 1997.

At December 31, 1997, the Company's portion of outstanding unsecured letters of credit allocated to the Minerals Group was $27,204, primarily supporting its obligations under its various self-insurance programs.

10. NET INCOME PER SHARE

The following is a reconciliation between the calculation of basic and diluted net income per share:



                                                     Years Ended December 31
                                                     1997     1996         1995
-------------------------------------------------------------------------------
Numerator:
Net income                                     $    4,228    10,658      14,024
Convertible Preferred Stock dividends              (3,481)   (1,675)     (2,762)
-------------------------------------------------------------------------------
Basic net income per share numerator                  747     8,983     11,262
Effect of dilutive securities:
     Convertible Preferred Stock dividends             --     1,675       2,762
-------------------------------------------------------------------------------
Diluted net income per share numerator                747    10,658      14,024

Denominator:
Basic weighted average common shares
     outstanding                                    8,076     7,897       7,786
Effect of dilutive securities:
     Convertible Preferred Stock                       --     1,945       2,186
     Employee stock options                            26        42          29
-------------------------------------------------------------------------------
Diluted weighted average common shares
     outstanding                                    8,102     9,884      10,001
===============================================================================

Options to purchase 446, 300 and 338 shares of common stock, at prices between $12.18 and $25.74, $13.43 and $25.74 and $14.01 and $25.74 per share, were outstanding in 1997, 1996 and 1995, respectively, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

The conversion of preferred stock to 1,785 shares of common stock has been excluded in the computation of diluted net income per share in 1997 because the effect of the assumed conversion would be antidilutive.

11. STOCK OPTIONS

The Company has various stock-based compensation plans as described below.

Stock Option Plans

The Company grants options under its 1988 Stock Option Plan (the "1988 Plan") to executives and key employees and under its Non-Employee Directors' Stock Option Plan (the "Non-Employee Plan") to outside directors, to purchase common stock at a price not less than 100% of quoted market value at the date of grant. The 1988 Plan options can be granted with a maximum term of ten years and can vest within six months from the date of grant. The majority of grants made in 1997, 1996 and 1995 have a maximum term of six years and vest 100% at the end of the third year. The Non-Employee Plan options can be granted with a maximum term of ten years and can vest within six months from the date of grant. The majority of grants made in 1997, 1996 and 1995 have a maximum term of six years and vest ratably over the first three years. The total number of shares underlying options authorized for grant, but not yet granted, under the 1988 Plan is 789.

Under the Non-Employee Plan, the total number of shares underlying options authorized for grant, not yet granted, is 47.

The Company's 1979 Stock Option Plan (the "1979 Plan") and 1985 Stock Option Plan (the "1985 Plan") terminated in 1985 and 1988, respectively, except as to options still outstanding.

As part of the Brink's Stock Proposal (described in the Company's Proxy Statement dated December 31, 1995 resulting in the modification of the capital structure of the Company to include an additional class of common stock), the 1988 and the Non-Employee Plans were amended to permit option grants to be made to optionees with respect to Brink's Stock or Burlington Stock, in addition to Minerals Stock. The approval of the Brink's Stock Proposal had no effect on options for Minerals Stock.

The table below summarizes the related plan activity.

                                                       Aggregate
                                                        Exercise
                                        Shares             Price
----------------------------------------------------------------
Outstanding at December 31, 1994           507           $ 9,571
Granted                                    259             2,665
Exercised                                  (95)           (1,203
Forfeited or expired                       (73)           (1,674
----------------------------------------------------------------
Outstanding at December 31, 1995           598             9,359
Granted                                      4                47
Exercised                                   (3)              (45)
Forfeited or expired                       (16)             (229)
----------------------------------------------------------------
Outstanding at December 31, 1996           583             9,132
Granted                                    138             1,746
Exercised                                   (2)              (22)
Forfeited or expired                       (67)             (921)
----------------------------------------------------------------
Outstanding at December 31, 1997           652           $ 9,935
=================================================================

Options exercisable at the end of 1997, 1996 and 1995, respectively, for Minerals Stock were 253, 292 and 214.

The following table summarizes information about stock options outstanding as of December 31, 1997.

                        ------------------------------    ------------------------
                                          Stock Option               Stock Options
                                           Outstanding                 Exercisable
----------------------------------------------------------------------------------
                                Weighted
                                Average
                              Remaining      Weighted                     Weighted
                            Contractual       Average                      Average
Range of                           Life      Exercise                     Exercise
Exercise Prices    Shares       (Years)         Price      Shares            Price
----------------------------------------------------------------------------------
$   8.74 to 12.18   262          3.37         $10.41          24           $11.08
   12.69 to 16.63   203          4.05          13.29          79            14.22
   18.63 to 25.74   187          2.69          24.12         150            24.00
----------------------------------------------------------------------------------
Total               652                                      253
==================================================================================

Employee Stock Purchase Plan

Under the 1994 Employee Stock Purchase Plan (the "Plan"), the Company is authorized to issue up to 250 shares of Minerals Stock, to its employees who have six months of service and who complete minimum annual work requirements. Under the terms of the Plan, employees may elect each six-month period (beginning January 1 and July 1), to have up to 10 percent of their annual earnings withheld to purchase the Company's stock. Employees may purchase shares of any or all of the three classes of Company common stocks. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market price. Under the Plan, the Company sold 46, 30 and 44 shares of Minerals Stock to employees during 1997, 1996 and 1995, respectively.

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

                                                  1997        1996         1995
--------------------------------------------------------------------------------
Net Income attributed to common shares
Minerals Group
     As Reported                                 $ 747        8,983      11,262
     Pro Forma                                     336        8,711      10,925
Net Income per common share
Minerals Group
     Basic, As Reported                           0.09         1.14        1.45
     Basic, Pro Forma                             0.04         1.10        1.40
     Diluted, As Reported                         0.09         1.08        1.40
     Diluted, Pro Forma                           0.04         1.05        1.37
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

The fair value of each stock option grant used to compute pro forma net income and net income per share disclosures is estimated at the time of the grant using the Black-Scholes option-pricing model. The weighted-average assumptions used in the model are as follows:

                                     1997      1996       1995
--------------------------------------------------------------
Expected dividend yield              5.4%       4.8%      4.8%
Expected volatility                   43%        37%       38%
Risk-free interest rate              6.2%       6.1%      5.7%
Expected term (in years)              4.2        3.7       4.2
==============================================================

Using these assumptions in the Black-Scholes model, the weighted-average fair value of options granted during 1997, 1996 and 1995, is $487, $10 and $687, respectively.

Under SFAS No. 123, compensation cost is also recognized for the fair value of employee stock purchase rights. Because the Company settles its employee stock purchase rights under the Plan at the end of each six-month offering period, the fair value of these purchase rights was calculated using actual market settlement data. The weighted-average fair value of the stock purchase rights granted in 1997, 1996 and 1995 was $237, $143 and $290 for the Minerals Group, respectively.

12. CAPITAL STOCK

The Company, at any time, has the right to exchange each outstanding share of Minerals Stock, which was previously subject to exchange for shares of Services Stock, for shares of Brink's Stock (or, if no Brink's Stock is then outstanding, Burlington Stock) having a fair market value equal to 115% of the fair market value of one share of Minerals Stock. In addition, upon the disposition of all or substantially all of the properties and assets of the Minerals Group to any person (with certain exceptions), the Company is required to exchange each outstanding share of Minerals Stock for shares of Brink's Stock (or, if no Brink's Stock is then outstanding, Burlington) having a fair market value equal to 115% of the fair market value of one share of Minerals Stock. If any shares of the Company's Preferred Stock are converted after an exchange of Minerals Stock for Brink's Stock (or Burlington Stock), the holder of such Preferred Stock would, upon conversion, receive shares of Brink's Stock (or Burlington Stock) in lieu of shares of Minerals Stock otherwise issuable upon such conversion.

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

Holders of Brink's Stock at all times have one vote per share. Holders of Burlington Stock and Minerals Stock have .739 and .244 votes per share, respectively, subject to adjustment on January 1, 2000, and on January 1 every two years thereafter in such a manner so that each class' share of the aggregate voting power at such time will be equal to that class' share of the aggregate market capitalization of the Company's common stock at such time. Accordingly, on each adjustment date, each share of Burlington Stock and Minerals Stock may have more than, less than or continue to have the number of votes per share as they have. Holders of Brink's Stock, Burlington Stock and Minerals Stock vote together as a single voting group on all matters as to which all common shareholders are entitled to vote. In addition, as prescribed by Virginia law, certain amendments to the Articles of Incorporation affecting, among other things, the designation, rights, preferences or limitations of one class of common stock, or certain mergers or statutory share exchanges, must be approved by the holders of such class of common stock, voting as a group, and, in certain circumstances, may also have to be approved by the holders of the other classes of common stock, voting as separate voting groups.

In the event of a dissolution, liquidation or winding up of the Company, the holders of Brink's Stock, Burlington Stock and Minerals Stock, effective January 1, 1998, share on a per share basis an aggregate amount equal to 55%, 28% and 17%, respectively, of the funds, if any, remaining for distribution to the common shareholders. In the case of Minerals Stock, such percentage has been set, using a nominal number of shares of Minerals Stock of 4,203 (the "Nominal Shares") in excess of the actual number of shares of Minerals Stock outstanding. These liquidation percentages are subject to adjustment in proportion to the relative change in the total number of shares of Brink's Stock, Burlington Stock and Minerals Stock, as the case may be, then outstanding to the total number of shares of all other classes of common stock then outstanding (which totals, in the case of Minerals Stock, shall include the Nominal Shares).

The Company has the authority to issue up to 2,000 shares of preferred stock, par value $10 per share. In January, 1994, the Company issued $80,500 or 161 shares of Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock"). The proceeds of the Convertible Preferred Stock offering have been attributed to the Minerals Group. The Convertible Preferred Stock pays an annual cumulative dividend of $31.25 per share payable quarterly, in cash, in arrears, out of all funds of the Company legally available therefore; when as and if declared by the Board, and bears a liquidation preference of $500 per share, plus an amount equal to accrued and unpaid dividends thereon. Each share of the Convertible Preferred Stock is convertible at the option of the holder unless previously redeemed or, under certain circumstances, called for redemption, into shares of Minerals Stock at a conversion price of $32.175 per share of Minerals Stock, subject to adjustment in certain circumstances. The Company may, at its option, redeem the Convertible Preferred Stock, in whole or in part, for cash at a price of $518.750 per share, effective February 1, 1998, and thereafter at prices declining ratably annually on each February 1 to an amount equal to $500 per share on and after February 1, 2004, plus in each case an amount equal to accrued and unpaid dividends on the date of redemption. Except under certain circumstances or as prescribed by Virginia law, shares of the Convertible Preferred Stock are nonvoting.

In November 1995, the Company's Board of Directors (the "Board") authorized a revised share repurchase program which allows for the repurchase of up to 1,000 shares of Minerals Stock, not to exceed an aggregate purchase price of $45,000 for all common shares of the Company; such shares to be purchased from time to time in the open market or in private transactions, as conditions warrant.

In 1994, the Board authorized the repurchase, from time to time, of up to $15,000 of Convertible Preferred Stock. In November 1995 and February 1997, the Board authorized an increase in the remaining authority to $15,000 and in May 1997, the Board authorized an increase in the remaining repurchase authority to $25,000.

Under the share repurchase programs, the Company purchased shares in the periods presented as follows:


                                                         Years Ended December 31
(In thousands)                                       1997                  1996
-------------------------------------------------------------------------------
Convertible Preferred Stock:
     Shares                                             2                    21
     Cost                                          $  617                 7,897
     Excess carrying amount (a)                    $  108                 2,120
===============================================================================

(a) The excess of the carrying amount of the Convertible Preferred Stock over the cash paid to holders for repurchases made during the years which is deducted from preferred dividends in the Company's Statement of Operations.

As of December 31, 1997 the Company had remaining authority to purchase over time 1,000 shares of Pittston Minerals Group Common Stock and an additional $24,383 of its Convertible Preferred Stock. The aggregate purchase price limitation for all common stock was $24,903 at December 31, 1997. The authority to acquire shares remains in effect in 1998.

In 1997, 1996 and 1995, dividends paid on the Convertible Preferred Stock amounted to $3,589, $3,795 and $4,341, respectively. During 1996 and 1997, the Board declared and the Company paid dividends of 65 cents on Minerals Stock.

The Company's Articles of Incorporation limits dividends on Minerals Stock to the lesser of (i) all funds of the Company legally available therefore (as prescribed by Virginia law) and (ii) the Available Minerals Dividend Amount (as defined in the Articles of Incorporation). The Available Minerals Dividend Amount may be reduced by activity that reduces shareholder's equity or the fair value of net assets of the Minerals Group. Such activity includes net losses by the Minerals Group, dividends paid on the Minerals Stock and the Convertible Preferred Stock, repurchases of Minerals Stock and the Convertible Preferred Stock, and foreign currency translation losses. At December 31, 1997, the Available Minerals Dividend Amount was at least $15,199. See the Company's consolidated financial statements and related footnotes. Subject to these limitations, the Company's Board, although there is no requirement to do so, intends to declare and pay dividends on the Minerals Stock based primarily on the earnings, financial condition, cash flow and business requirements of the Minerals Group.

In December 1992, the Company formed The Pittston Company Employee Benefits Trust (the "Trust") to hold shares of its common stock to fund obligations under certain employee benefits programs not including stock option plans. The trust first began funding obligations under the Company's various stock option plans in September 1995. Upon formation of the Trust, the Company sold for a promissory note of the Trust, 4,000 new shares of its common stock to the Trust at a price equal to the fair value of the stock on the date of sale. At December 31, 1997, 232 shares of Minerals Stock (424 in 1996) remained in the Trust, valued at market. The value of these shares has no impact on shareholder's equity.

13. COAL JOINT VENTURE

The Minerals Group, through a wholly owned indirect subsidiary of the Company, has a partnership agreement, Dominion Terminal Associates ("DTA"), with three other coal companies to operate coal port facilities in Newport News, Virginia, in the Port of Hampton Roads (the "Facilities"). The Facilities, in which the Minerals Group has a 32.5% interest, have an annual throughput capacity of 22 million tons, with a ground storage capacity of approximately 2 million tons. The Facilities financing is provided by a series of coal terminal revenue refunding bonds issued by the Peninsula Ports Authority of Virginia (the "Authority"), a political subdivision of the Commonwealth of Virginia, in the aggregate principal amount of $132,800, of which $43,160 are attributable to the Company. These bonds bear a fixed interest rate of 7.375%. The Authority owns the Facilities and leases them to DTA for the life of the bonds, which mature on June 1, 2020. DTA may purchase the facilities for one dollar at the end of the lease term. The obligations of the partners are several, and not joint.

Under loan agreements with the Authority, DTA is obligated to make payments sufficient to provide for the timely payment of principal and interest on the bonds. Under a throughput and handling agreement, the Minerals Group has agreed to make payments to DTA that in the aggregate will provide DTA with sufficient funds to make the payments due under the loan agreements and to pay the Minerals Group's share of the operating costs of the Facilities. The Company has also unconditionally guaranteed the payment of the principal and premium, if any, and the interest on the bonds. Payments for operating costs aggregated $4,691 in 1997, $5,208 in 1996 and $6,841 in 1995. The Minerals Group has the right to use 32.5% of the throughput and storage capacity of the Facilities subject to user rights of third parties which pay the Minerals Group a fee. The Minerals Group pays throughput and storage charges based on actual usage at per ton rates determined by DTA.

14. LEASES

The Minerals Group's businesses lease coal mining and other equipment under long-term operating leases with varying terms, and most of the leases contain renewal and/or purchase options. As of December 31, 1997, aggregate future minimum lease payments under noncancellable operating leases were as follows:


                                           Equipment
                          Facilities       Other             Total
-------------------------------------------------------------------
1998                      $  662          17,516            18,178
1999                         657          10,905            11,562
2000                         493           8,056             8,549
2001                         428           4,761             5,189
2002                         172           1,594             1,766
2003                           2              --                 2
2004                           2              --                 2
2005                           2              --                 2
2006                           1              --                 1
Later Years                    3              --                 3
-------------------------------------------------------------------
Total                     $2,422          42,832            45,254
===================================================================

These amounts are net of aggregate future minimum noncancellable sublease rentals of $987. Almost all of the above amounts related to equipment are guaranteed by the Company.

Net rent expense amounted to $21,912 in 1997, $24,236 in 1996 and $34,363 in 1995.

The Minerals Group incurred capital lease obligations of $624 in 1997, $1,031 in 1996, and $12 in 1995. As of December 31, 1997, the Minerals Group's obligations under capital leases were not significant (Note 9).

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

The net pension credit for 1997, 1996 and 1995 for the Minerals Group is as follows:

                                                                Years Ended December 31
                                                          1997            1996          1995
---------------------------------------------------------------------------------------------
Service cost--benefits earned during year               $ 3,626           3,561         3,306
Interest cost on projected benefit obligation           11,340           9,921         9,548
Return on assets--actual                                (39,294)        (25,571)      (38,005)
Return on assets--deferred                               20,857           8,641        22,199
Other amortization, net                                  1,334           2,323             7
---------------------------------------------------------------------------------------------
Net pension credit                                  $   (2,137)         (1,125)       (2,945)
=============================================================================================


The assumptions used in determining the net pension credit for the Company's primary pension plan were as follows:



                                                                  1997      1996      1995
------------------------------------------------------------------------------------------
Interest cost on projected benefit obligation                     8.0%      7.5%     8.75%
Expected long-term rate of return on assets                      10.0%     10.0%     10.0%
Rate of increase in compensation levels                           4.0%      4.0%      4.0%
===========================================================================================



The Minerals Group's allocated funded status and deferred pension assets at December 31, 1997 and 1996 are as follows:


                                                            1997           1996
--------------------------------------------------------------------------------
Actuarial present value of  accumulated benefit
     obligation:
     Vested                                          $   140,372        121,093
     Nonvested                                             5,991          3,870
--------------------------------------------------------------------------------
                                                         146,363        124,963
Benefits attributable to projected salaries               15,287         13,063
--------------------------------------------------------------------------------
Projected benefit obligation                             161,650        138,026
Plan assets at fair value                                234,616        204,577
--------------------------------------------------------------------------------
Excess of plan assets over projected
     benefit obligation                                   72,966         66,551
Unrecognized experience loss                               8,585         12,622
Unrecognized prior service cost                              232            236
--------------------------------------------------------------------------------
Net pension assets                                        81,783         79,409
Current pension liabilities                                2,042          1,658
--------------------------------------------------------------------------------
Deferred pension assets per balance sheet            $    83,825         81,067
================================================================================

For the valuation of the Company's primary pension obligations and the calculation of the funded status, the discount rate was 7.5% in 1997 and 8% in 1996. The expected long-term rate of return on assets was 10% in both years. The rate of increase in compensation levels used was 4% in 1997 and 1996.

The unrecognized initial net asset at January 1, 1986, the date of adoption of SFAS 87, has been amortized over the estimated remaining average service life of the employees. As of December 31, 1997, approximately 72% of plan assets were invested in equity securities and 28% in fixed income securities.

Under the 1990 collective bargaining agreement with the United Mine Workers of America ("UMWA"), the Minerals Group agreed to make payments at specified contribution rates for the benefit of the UMWA employees. The trustees of the UMWA pension fund contested the agreement and brought action against the Company. While the case was in litigation, the Minerals Group's benefit payments were made into an escrow account for the benefit of union employees. During 1996, the case was settled and the escrow funds were released (Note 19). As a result of the settlement, the Coal subsidiaries agreed to continue their participation in the UMWA 1974 pension plan at defined contribution rates.

The Minerals Group also provides certain postretirement health care and life insurance benefits for eligible active and retired employees in the United States.


For the years 1997, 1996 and 1995, the components of periodic expense for these postretirement benefits were as follows:



                                                   Years Ended December 31
                                                   1997      1996      1995
--------------------------------------------------------------------------------
Service cost benefits earned during year        $  1,349    1,810     1,523
Interest cost on accumulated post-
  retirement benefit obligation                   21,648   19,752    19,510
Amortization of losses                             1,393    1,128        --
--------------------------------------------------------------------------------
Total expense                                   $ 24,390   22,690    21,033
================================================================================


At December 31, 1997 and 1996, the actuarially determined and recorded liabilities for these postretirement benefits, none of which have been funded, were as follows:


                                                         Years Ended December 31
                                                             1997      1996
--------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
Retirees                                                  $ 253,434   235,565
Fully eligible active plan participants                      35,789    23,959
Other active plan participants                               17,904    21,416
--------------------------------------------------------------------------------
                                                            307,127   280,940
Unrecognized experience loss                                (64,378)  (43,530)
--------------------------------------------------------------------------------
Liability included on the balance sheet                     242,749   237,410
Less current portion                                         18,913    17,693
--------------------------------------------------------------------------------
Noncurrent liability for postretirement health
     care and life insurance benefits                     $ 223,836   219,717
================================================================================

The accumulated postretirement benefit obligation was determined using the unit credit method and an assumed discount rate of 7.5% in 1997 and 8% in 1996. The assumed health care cost trend rate used in 1997 was 7.43% for pre-65 retirees, grading down to 5% in the year 2001. For post-65 retirees, the assumed trend rate in 1997 was 6.43%, grading down to 5% in the year 2001. The assumed medicare cost trend rate used in 1997 was 6.10%, grading down to 5% in the year 2001.

A percentage point increase each year in the assumed health care cost trend rate used would have resulted in an increase of approximately $3,100 in the aggregate service and interest components of expense for the year 1997, and an increase of approximately $41,300 in the accumulated postretirement benefit obligation at December 31, 1997.

The Minerals Group also participates in the Company's Savings-Investment Plan to assist eligible employees in providing for retirement or other future financial needs. Employee contributions are matched at rates of 50% to 100% up to 5% of compensation (subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended). Contribution expense under the plan aggregated $993 in 1997, $1,004 in 1996 and $1,204 in 1995.

The Minerals Group sponsors other defined contribution plans and contributions under these plans aggregated $368 in 1995. There was no expense during 1996 and 1997 as these plans were terminated.

In October 1992, the Coal Industry Retiree Health Benefit Act of 1992 (the "Health Benefit Act") was enacted as part of the Energy Policy Act of 1992. The Health Benefit Act established rules for the payment of future health care benefits for thousands of retired union mine workers and their dependents. The Health Benefit Act established a trust fund to which "signatory operators" and "related persons", the Company and certain of its subsidiaries (the "Pittston Companies") are jointly and severally liable for annual premiums for assigned beneficiaries, together with a pro rata share for certain beneficiaries who never worked for such employers ("unassigned beneficiaries"), in amounts determined on the basis set forth in the Health Benefit Act. For 1997, 1996 and 1995, these amounts, on a pretax basis, were approximately $9,300, $10,400 and $10,800 , respectively. The Company believes that the annual liability under the Health Benefit Act for the Pittston Companies' assigned beneficiaries will continue at approximately $9,000 per year for the next several years and should begin to decline thereafter as the number of such assigned beneficiaries decreases.

Based on the number of beneficiaries actually assigned by the Social Security Administration, the Company estimates the aggregate pretax liability relating to the Pittston Companies' remaining assigned beneficiaries at approximately $200,000, which when discounted at 7.5% provides a present value estimate of approximately $90,000.

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

At December 31, 1997, Coal Operations had a liability of $30,846 for various restructuring costs which was recorded as restructuring and other charges in the Statement of Operations in years prior to 1995. Although coal production has ceased at the mines remaining in the accrual, Coal Operations will incur reclamation and environmental costs for several years to bring these properties into compliance with federal and state environmental laws. However, management believes that the reserve, as adjusted, at December 31, 1997, should be sufficient to provide for these future costs. Management does not anticipate material additional future charges to operating earnings for these facilities, although continual cash funding will be required over the next several years.

The initiation, in 1996, of a state tax credit for coal produced in Virginia, along with favorable labor negotiations and improved metallurgical market conditions for medium volatile coal, led management to continue operating an underground mine and a related coal preparation and loading facility previously included in the restructuring reserve. As a result of these decisions and favorable workers' compensation claim developments, Coal Operations reversed $3,104 and $11,649 of this reserve in 1997 and 1996, respectively. The 1996 reversal included $4,778 related to estimated mine and plant closures, primarily reclamation, and $6,871 in employee severance and other benefit costs. The entire 1997 reversal related to workers' compensation claim reserves.


The following table analyzes the changes in liabilities during the last three years for facility closure costs recorded as restructuring and other charges:

                                                           Employee
                                               Mine    Termination,
                                  Leased        and         Medical
                               Machinery       Plant            and
                                     and     Closure      Severance
(In thousands)                 Equipment       Costs          Costs        Total
================================================================================
Balance December 31, 1994        $ 3,787      38,256          43,372      85,415
Payments (a)                       1,993       7,765           7,295      17,053
Other reductions(c)                  576       1,508              --       2,084
--------------------------------------------------------------------------------
Balance December 31, 1995          1,218      28,983          36,077      66,278
Reversals                             --       4,778           6,871      11,649
Payments (b)                         842       5,499           3,921      10,262
Other reductions (c)                  --       6,267              --       6,267
--------------------------------------------------------------------------------
Balance December 31, 1996            376      12,439          25,285      38,100
Reversals                             --          --           3,104       3,104
Payments (d)                         376       1,764           2,010       4,150
Other                                 --         468            (468)         --
--------------------------------------------------------------------------------
Balance December 31, 1997        $    --      11,143          19,703      30,846
================================================================================

(a) Of the total payments made in 1995, $6,424 was for liabilities recorded in years prior to 1993, $2,486 was for liabilities recorded in 1993 and $8,143 was for liabilities recorded in 1994.

(b) Of the total payments made in 1996, $5,119 was for liabilities recorded in years prior to 1993, $485 was for liabilities recorded in 1993 and $4,658 was for liabilities recorded in 1994.

(c) These amounts represent the assumption of liabilities by third parties as a result of sales transactions.

(d) Of the total payments made in 1997, $3,053 was for liabilities recorded in years prior to 1993, $125 was for liabilities recorded in 1993 and $972 was for liabilities recorded in 1994.

During the next twelve months, expected cash funding of these charges will be approximately $4,000 to $6,000. The liability for mine and plant closure costs is expected to be satisfied over the next nine years, of which approximately 40% is expected to be paid over the next two years. The liability for workers' compensation is estimated to be 42% settled over the next four years with the balance paid during the following five to nine years.

17. OTHER OPERATING INCOME


Other operating income primarily includes royalty income and gains on sales of assets.

18. SEGMENT INFORMATION

Net sales by geographic area are as follows:


                                                     Years Ended December 31
                                              1997        1996          1995
--------------------------------------------------------------------------------
United States:
Domestic customers                      $   398,509     421,645      467,479
Export customers in Europe                  110,368     112,738      108,111
Other export customers                      104,030     143,010      130,661
--------------------------------------------------------------------------------
                                            612,907     677,393      706,251
Australia                                    17,719      19,120       16,600
--------------------------------------------------------------------------------
Total net sales                         $   630,626     696,513      722,851
================================================================================


The following is derived from the business segment information in the Company's consolidated financial statements as it relates to the Minerals Group. See Note 2, Related Party Transactions, for a description of the Company's policy for corporate allocations.

The Minerals Group's portion of the Company's operating profit is as follows:



                                                     Years Ended December 31
                                              1997        1996          1995
--------------------------------------------------------------------------------
United States (a)                       $    9,129      18,206        21,752
Australia                                    1,018       3,447         1,586
--------------------------------------------------------------------------------
Minerals Group's portion of the
  Company's segment operating
  profit                                    10,147      21,653        23,338
Corporate expenses allocated to the
     Minerals Group                         (5,988)     (6,555)       (7,266)
--------------------------------------------------------------------------------
Total operating profit                  $    4,159      15,098        16,072
================================================================================

(a) Operating profit includes a benefit from restructuring and other credits, including litigation accrual aggregating $3,104 and $47,299 in 1997 and 1996, respectively, all of which is included in the United States (Note 16).


The Minerals Group's portion of the Company's assets at year end is as follows:



                                                       As of December 31
                                           1997        1996         1995
---------------------------------------------------------------------------
United States                       $   550,450      596,358     702,132
Australia                                19,558       21,240      18,999
---------------------------------------------------------------------------
Minerals Group's portion of the
  Company's assets                      570,008      617,598      721,131
Minerals Group's portion of
  corporate assets                       84,174       89,383       77,478
---------------------------------------------------------------------------
Total assets                        $   654,182      706,981      798,609
===========================================================================


Industry segment information is as follows:




                                                     Years Ended December 31
                                              1997        1996          1995
--------------------------------------------------------------------------------
Net Sales:
Coal Operations                         $  612,907     677,393       706,251
Mineral Ventures                            17,719      19,120        16,600
--------------------------------------------------------------------------------
Total revenues                          $  630,626     696,513       722,851
================================================================================
Operating Profit (Loss):
Coal Operations (a)                     $   12,217      20,034        23,131
Mineral Ventures                            (2,070)      1,619           207
--------------------------------------------------------------------------------
Segment operating profit                    10,147      21,653        23,338
Allocated general corporate expense         (5,988)     (6,555)       (7,266)
--------------------------------------------------------------------------------
Total operating profit                  $    4,159      15,098        16,072
================================================================================

(a) Operating profit of the Coal Operations segment included a benefit from restructuring and other charges, including litigation accrual of $3,104 in 1997 and $47,299 in 1996 (Note 16).

                                                     Years Ended December 31
                                              1997        1996          1995
--------------------------------------------------------------------------------
Capital Expenditures:
Coal Operations                        $    22,285      18,881        17,811
Mineral Ventures                             4,544       3,714         2,332
Allocated general corporate                    184       1,785           168
--------------------------------------------------------------------------------
Total capital expenditures             $    27,013      24,380        20,311
================================================================================
Depreciation, Depletion and Amortization:
Coal Operations                        $    35,351      34,632        40,285
Mineral Ventures                             1,968       1,856         1,597
Allocated general corporate                    196         136           158
================================================================================
Total depreciation, depletion and
  amortization                         $    37,515      36,624        42,040
================================================================================
Assets at December 31:
Coal Operations                        $   549,576     594,772       699,049
Mineral Ventures                            20,432      22,826        22,082
--------------------------------------------------------------------------------
Identifiable assets                        570,008     617,598       721,131
Allocated portion of the Company's
  corporate assets                          84,174      89,383        77,478
--------------------------------------------------------------------------------
Total assets                           $   654,182     706,981       798,609
================================================================================


In 1997, 1996 and 1995, net sales to one customer of the Coal segment amounted to approximately $178,000, $150,000, and $126,000, respectively.

19. LITIGATION

In April 1990, the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ("Tankport") in Jersey City, New Jersey, which operations were sold in 1983. Under the settlement agreement, the Company is obligated to pay 80% of the remediation costs. Based on data available to the Company and its environmental consultants, the Company estimates its portion of the cleanup costs on an undiscounted basis using existing technologies to be between $6,600 and $11,900 over a period of up to five years. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which the clean-up will be conducted. The clean-up estimates have been modified from prior years' in light of cost inflation and certain assumptions the Company is making with respect to the end use of the property. The estimate of costs and the timing of payments could change as a result of changes to the remediation plan required, changes in the technology available to treat the site, unforseen circumstances existing at the site and additional cost inflation.

The Company commenced insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. In August 1995, the District Court ruled on various Motions for Summary Judgement. In its decision, the Court found favorably for the Company on several matters relating to the comprehensive general liability policies but concluded that the pollution liability policies did not contain pollution coverage for the types of claims associated with the Tankport site. On appeal, the Third Circuit reversed the District Court and held that the insurers could not deny coverage for the reasons stated by the District Court, and the case was remanded to the District Court for trial. In the event the parties are unable to settle the dispute, the case is scheduled to be tried beginning September, 1998. Management and its outside legal counsel continue to believe that recovery of a substantial portion of the cleanup costs will ultimately be probable of realization. Accordingly, based on estimates of potential liability, probable realization of insurance recoveries, related developments of New Jersey law and the Third Circuit's decision, it is the Company's belief that the ultimate amount that it would be liable for is immaterial.

In 1988, the trustees of the 1950 Benefit Trust Fund and the 1974 Pension Benefit Trust Funds (the "Trust Funds") established under collective bargaining agreements with the UMWA brought an action (the "Evergreen Case") against the Company and a number of its coal subsidiaries in the United States District Court for the District of Columbia, claiming that the defendants are obligated to contribute to such Trust Funds in accordance with the provisions of the 1988 and subsequent National Bituminous Coal Wage Agreements, to which neither the Company nor any of its subsidiaries is a signatory. The Company recognized in 1993 in its financial statements for the Minerals Group the potential liability that might have resulted from an ultimate adverse judgment in the Evergreen Case (Notes 15 and 16).

In late March 1996 a settlement was reached in the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows: approximately $25,800 upon dismissal of the Evergreen Case and the remainder of $24,000 in installments of $7,000 in 1996 and $8,500 in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Company. The second and third payments of $7,000 and $8,500 were paid according to schedule and were funded from cash by operating activities. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan.

As a result of the settlement of these cases at an amount lower than those previously accrued, the Minerals Group recorded a pretax gain of $35,650 ($23,173 after-tax) in the first quarter of 1996 in its financial statements.

20. COMMITMENTS

At December 31, 1997, the Minerals Group had contractual commitments for third parties to contract mine or provide coal to the Minerals Group. Based on the contract provisions these commitments are currently estimated to aggregate approximately $195,740 and expire from 1998 through 2005 as follows:

     1998                                        $       53,889
     1999                                                40,546
     2000                                                40,546
     2001                                                29,109
     2002                                                10,596
     2003                                                 7,656
     2004                                                 7,656
     2005                                                 5,742

Spending under the contracts was $70,691 in 1997, $99,161 in 1996 and $83,532 in 1995.

21. SUPPLEMENTAL CASH FLOW INFORMATION

For the years ended December 31, 1997, 1996 and1995, there were net cash tax refunds of $25,891, $29,324 and $20,731, respectively.

For the years ended December 31, 1997, 1996 and 1995, cash payments for interest were $10,575, $10,746 and $10,296, respectively.

In 1995, the Minerals Group sold mining operations in Ohio together with a related coal supply contract for notes and royalties receivable totaling $6,949.

22. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Tabulated below are certain data for each quarter of 1997 and 1996. The 1996 and the first three quarters of 1997 net income per share amounts have been restated to comply with SFAS No. 128, "Earnings Per Share" (Note 1).

                                   1st          2nd        3rd            4th
--------------------------------------------------------------------------------
1997 Quarters:
Net sales                    $ 158,883      157,812    150,998        162,933
Gross profit                     5,471        3,976      6,660          5,494
Net income (loss) (a)        $     947       (1,163)       972          3,472

Net income (loss) per Pittston Minerals Group
 common share:
 Basic (a)                   $     .01         (.26)       .02            .32
 Diluted                           .01         (.26)       .02            .32
--------------------------------------------------------------------------------
1996 Quarters:
Net sales                    $ 170,252      175,268    177,195        173,798
Gross (loss) profit            (25,633)       5,824      9,288           (463)
Net income (a)               $   3,020        2,644      2,498          2,496

Net income per Pittston Minerals Group
  common share:
  Basic (a)                  $     .25          .35        .33            .20
  Diluted                          .25          .27        .25            .20
================================================================================

(a) The fourth quarters of 1997 and 1996 include the reversal of excess restructuring liabilities of $3,104 ($2,018 after-tax; $0.25 per basic share) and $9,541 ($6,202 after-tax; $0.78 per basic share), respectively.




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

The information required by this Item regarding directors is incorporated by reference to Pittston's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 1997. The information regarding executive officers is included in this report following Item 4, under the caption "Executive Officers of the Registrant.


ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------
The information required by Items 11 through 13 is incorporated by reference to Pittston's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 1997.





PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   All financial statements--see index to financial statements and schedules.

     2. Financial statement schedules--see index to financial statements and schedules.

     3.   Exhibits--see exhibit index.

(b) A report on Form 8-K was filed on October 23, 1997, with respect to third quarter 1997 earnings for each of Pittston Brink's Group Common Stock, Pittston Burlington Group Common Stock and
     Pittston Minerals Group Common Stock and a report on Form 8-K was filed on December 19, 1997, with respect to BAX Global Inc.'s announcement that it had signed an agreement to acquire, subject to certain conditions and termination rights, Distribution Services Limited and an affiliated company.

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

The Pittston Company and Subsidiaries

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1998.

                                                  The Pittston Company
                                                 ----------------------
                                                      (Registrant)

                                       By                M.T. Dan
                                          -----------------------------------
                                                        (M.T. Dan,
                                                       President and
                                                  Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 27, 1998.

        Signatures                                        Title
     ----------------                                   ---------
     R. G. Ackerman*                                    Director
     J. R. Barker*                         Director and Chairman of the Board
     J. L. Broadhead*                                    Director
     W. F. Craig*                                        Director

     M.T. Dan
     ----------------------                     Director, President and
    (M.T. Dan)                                  Chief Executive Officer
                                              (principal executive officer)

     R. M. Gross*                                        Director
     C. F. Haywood*                                      Director
     D. L. Marshall*                                     Director

     G.R. Rogliano
     ----------------------                      Senior Vice President
    (G. R. Rogliano)                          and Chief Financial Officer
                                              (principal accounting officer)

     R. H. Spilman*                                      Director
     A. H. Zimmerman*                                    Director

     *By  M.T. Dan
         ---------------------------
         (M.T. Dan, Attorney-in-Fact)

The Pittston Company and Subsidiaries
Index to Financial Statements and Schedules

Financial Statements:

THE PITTSTON COMPANY AND SUBSIDIARIES

Statement of Management Responsibility...............61

Independent Auditors' Report.........................61

Consolidated Balance Sheets .........................62

Consolidated Statements of Operations................63

Consolidated Statements of Shareholders' Equity......64

Consolidated Statements of Cash Flows ...............65

Notes to Consolidated Financial Statements...........66


PITTSTON BRINK'S GROUP

Statement of Management Responsibility...............86

Independent Auditors' Report.........................86

Balance Sheets.......................................87

Statements of Operations.............................88

Statements of Cash Flows.............................89

Notes to Financial Statements .......................90


PITTSTON BURLINGTON GROUP

Statement of Management Responsibility..............105

Independent Auditors' Report........................105

Balance Sheets......................................106

Statements of Operations............................107

Statements of Cash Flows............................108

Notes to Financial Statements ......................109


PITTSTON MINERALS GROUP

Statement of Management Responsibility .............123

Independent Auditors' Report .......................123

Balance Sheets......................................124

Statements of Operations............................125

Statements of Cash Flows............................126

Notes to Financial Statements.......................127


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

 3(ii)    The Registrant's Bylaws, as amended through February 6, 1998.

 4(a)    (i)  Amendment dated as of July 1, 1997, to the Rights Agreement between Registrant and BankBoston, N.A., as successor Rights
              Agent. Exhibit 4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (the "Second Quarter 1997 Form
              10-Q").

 4(a)    (ii) Amended and Restated Rights Agreement dated as of January 19, 1996
              (the "Rights Agreement"), between the Registrant and Chemical Mellon Shareholder Services, L.L.C., as Rights Agent. Exhibit 2 to the Registrant's Registration Statement on Form 8-A dated February 26, 1996 (the "Form 8-A").

        (iii) Form of Right Certificate for Brink's Rights. Exhibit B-1 to
              Exhibit 2 to the Form 8-A.

        (iv)  Form of Right Certificate for Minerals Rights. Exhibit B-2 to
              Exhibit 2 to the Form 8-A.

        (v)   Form of Right Certificate for Burlington Rights. Exhibit B-3 to
              Exhibit 2 to the Form 8-A.

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

10(e)*  (i)   The Registrant's Pension Equalization Plan, as amended.

        (ii) Amended and Restated Trust Agreement, dated December 1, 1997, between Registrant and Chase Manhattan Bank, as Trustee.

        (iii) Trust Agreement under the Pension Equalization Plan, Retirement Plan for Non-Employee Directors and Certain Contractual Arrangements of The Pittston Company made as of September 16, 1994, by and between the Registrant and Chase Manhattan Bank (National Association), as Trustee. Exhibit 10(i) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (the "Third Quarter 1994 Form 10-Q").

        (iv) Form of letter agreement dated as of September 16, 1994, between the Registrant and one of its officers. Exhibit 10(e) to the Third Quarter 1994 Form 10-Q.

        (v) Form of letter agreement dated as of September 16, 1994, between the Registrant and Participants pursuant to the Pension Equalization Plan. Exhibit 10(f) to the Third Quarter 1994 Form 10-Q.

10(f)* The Registrant's Executive Salary Continuation Plan. Exhibit 10(e) to the 1991 Form 10-K.

10(g)*  The Registrant's Non-Employee Directors' Stock Option Plan, as amended.

10(h)*  The Registrant's 1988 Stock Option Plan, as amended.

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

        (v) Amendment No. 4 to Employment Agreement, dated as of April 23, 1997, between the Registrant and J.C. Farrell.

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

        (iv) Letter Agreement dated as of April 1, 1996, amending the Marshall Employment Agreement. Exhibit 10(j)(iv) to the 1995 Form 10-K.

        (v) Form of Letter Agreement dated as of June 1, 1997, replacing all prior Employment Agreements and amendments or modifications thereto, between the Registrant and D.L. Marshall. Exhibit 10(j)(v) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (the 1996 Form 10-K").

        (vi) Form of Letter Agreement dated as of October 1, 1997, replacing all prior Employment Agreements and amendments or modifications thereto, between the Registrant and D.L. Marshall. Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (the "Third Quarter 1997 Form 10-Q").

10(k)*  The Company's 1994 Employee Stock Purchase Plan, as amended.

10(l)*  (i)   Form of change in control agreement replacing all prior change in control agreements and amendments and modifications thereto, between the Registrant and Joseph C. Farrell.

        (ii) Form of change in control agreement replacing all prior change in control agreements and amendments and modifications thereto, between the Registrant (or a subsidiary) and ten of the Registrant's officers.

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

10(o)   (i)   Form of severance agreement between the Registrant and Joseph C.
              Farrell.

        (ii) Form of severance agreement between the Registrant (or a subsidiary) and six of the Registrant's officers.

10(p)* Registrant's Directors' Stock Accumulation Plan. Exhibit A to the Registrant's Proxy Statement filed March 29, 1996.

10(q)*  Registrant's Amended and Restated Plan for Deferral of Directors' Fees.
        Exhibit 10(o) to the 1989 Form 10-K.

10(r)   (i)   Participation Agreement (the "Participation Agreement") dated as of December 19, 1985, among Burlington Air Express Inc. (formerly,
              Burlington Global Northern Air Freight Inc. and Burlington Air
              Express USA Inc.) ("Burlington"), the loan participants named therein (the "Loan Participants"), Manufacturers Hanover Leasing
              Corporation, as Owner Participant (the "Owner Participant"), The
              Connecticut National Bank, as

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

10(s)  (i)    Lease dated as of April 1, 1989 between Toledo-Lucas County Port
              Authority (the "Authority"), as Lessor, and Burlington, as Lessee.
              Exhibit 10(i) to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1989 (the "Second Quarter 1989 Form
              10-Q").

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

10(t) Stock Purchase Agreement dated as of September 24, 1993, between the Pittston Acquisition Company and Addington Holding Company, Inc. Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10(u)   (i)   Credit Agreement dated as of March 4, 1994, among The Pittston
              Company, as Borrower, Lenders Parties Thereto, Chemical Bank,
              Credit Suisse and Morgan Guaranty Trust Company of New York, as
              Co-agents, and Credit Suisse, as Administrative Agent (the "Credit
              Agreement"). Exhibit 10.4 to the First Quarter 1994 Form 10-Q.

        (ii) Amendment to the Credit Agreement dated as of May 1, 1995. Exhibit 10(s)(ii) to the 1995 Form 10-K.

        (iii) Amendment to Credit Agreement dated as of May 15, 1996. Exhibit 10(t)(iii) to the 1996 Form 10-K.

10(v)* Retirement agreement dated March 11, 1998 between the Registrant and Joseph C. Farrell.

21      Subsidiaries of the Registrant.

23      Consent of independent auditors.

24      Powers of attorney.

27      Financial Data Schedules.

99*     (a)   Amendment to the Registrant's Pension-Retirement Plan relating to preservation of assets of the Pension-Retirement Plan upon a change in control. Exhibit 99 to the 1992 Form 10-K.

99*     (b)   1994 Employee Stock Purchase Plan of the Pittston Company's Annual
              Report on Form 11-K for the year ended December 31, 1997.


------------------------
  *Management contract or compensatory plan or arrangement.