Form 10-Q
period 1998-03-31
PITTSTON CO
filed 1998-05-15
CIK 78890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                          Commission file number 1-9148

                              THE PITTSTON COMPANY
             (Exact name of registrant as specified in its charter)

                       Virginia                            54-1317776
            -------------------------------             ----------------
            (State or other jurisdiction of             (I.R.S. Employer
            incorporation or organization)             Identification No.)

  P.O. Box 4229, 1000 Virginia Center Parkway, Glen Allen, Virginia 23058-4229
  ----------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (804) 553-3600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X   No
          ---     ---

As of May 8, 1998, 41,111,230 shares of $1 par value Pittston Brink's Group Common Stock, 20,163,468 shares of $1 par value Pittston BAX Group Common Stock and 8,392,403 shares of $1 par value Pittston Minerals Group Common Stock were outstanding.

                         PART I - FINANCIAL INFORMATION
                      THE PITTSTON COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                           March 31    December 31
                                                                               1998           1997

===================================================================================================
                                                                        (Unaudited)


ASSETS
Current assets:
Cash and cash equivalents                                               $    72,615         69,878
Short-term investments, at lower of cost or market                            2,277          2,227
Accounts receivable (net of estimated amount
   uncollectible: 1998 - $25,307; 1997 - $21,985)                           617,433        531,317
Inventories, at lower of cost or market                                      37,698         40,174
Prepaid expenses                                                             43,943         32,767
Deferred income taxes                                                        50,302         50,442
---------------------------------------------------------------------------------------------------
Total current assets                                                        824,268        726,805

Property, plant and equipment, at cost (net of accumulated depreciation, depletion and amortization:
   1998 - $539,253; 1997 - $519,658)                                        718,673        647,642
Intangibles, net of amortization                                            328,443        301,395
Deferred pension assets                                                     119,172        123,138
Deferred income taxes                                                        46,199         47,826
Other assets                                                                141,600        149,138
---------------------------------------------------------------------------------------------------
Total assets                                                            $ 2,178,355      1,995,944
===================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                                                   $    57,480         40,144
Current maturities of long-term debt                                         21,593         11,299
Accounts payable                                                            293,476        281,411
Accrued liabilities                                                         343,738        310,819
---------------------------------------------------------------------------------------------------
Total current liabilities                                                   716,287        643,673

Long-term debt, less current maturities                                     299,476        191,812
Postretirement benefits other than pensions                                 233,399        231,451
Workers' compensation and other claims                                      101,979        106,378
Deferred income taxes                                                        17,015         17,157
Other liabilities                                                           113,682        119,855
Shareholders' equity:
Preferred stock, par value $10 per share:
   Authorized: 2,000 shares $31.25
   Series C Cumulative Convertible Preferred Stock;
   Issued and outstanding: 1998 - 113 shares; 1997 - 114 shares               1,134          1,138
Pittston Brink's Group Common Stock,
   par value $1 per share:
   Authorized: 100,000 shares;
   Issued and outstanding: 1998 - 41,112 shares; 1997 - 41,130 shares        41,112         41,130
Pittston BAX Group Common Stock,
   par value $1 per share:
   Authorized: 50,000 shares;
   Issued and outstanding: 1998 - 20,200 shares; 1997 - 20,378 shares        20,200         20,378
Pittston Minerals Group Common Stock,
   par value $1 per share:
   Authorized: 20,000 shares;
   Issued and outstanding: 1998 - 8,393 shares; 1997 - 8,406 shares           8,393          8,406
Capital in excess of par value                                              410,556        430,970
Retained earnings                                                           365,966        359,940
Accumulated other comprehensive income - foreign
   currency translation                                                     (42,808)       (41,762)
Employee benefits trust, at market value                                   (108,036)      (134,582)
---------------------------------------------------------------------------------------------------
Total shareholders' equity                                                  696,517        685,618
---------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                              $ 2,178,355      1,995,944
===================================================================================================

See accompanying notes to consolidated financial statements.

                      THE PITTSTON COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)


                                                         Quarter Ended March 31
                                                            1998           1997
================================================================================
Net sales                                              $ 149,898        158,883
Operating revenues                                       712,766        622,793
--------------------------------------------------------------------------------
Net sales and operating revenues                         862,664        781,676

Costs and expenses:

Cost of sales                                            144,164        153,412
Operating expenses                                       595,771        518,819
Selling, general and administrative expenses              99,256         75,643
--------------------------------------------------------------------------------
Total costs and expenses                                 839,191        747,874
Other operating income, net                                3,027          3,576
--------------------------------------------------------------------------------
Operating profit                                          26,500         37,378
Interest income                                            1,181          1,019
Interest expense                                          (7,384)        (5,564)
Other expense, net                                        (1,435)        (2,389)
--------------------------------------------------------------------------------
Income before income taxes                                18,862         30,444
Provision for income taxes                                 6,034          9,103
--------------------------------------------------------------------------------
Net income                                                12,828         21,341
Preferred stock dividends, net                              (864)          (901)
--------------------------------------------------------------------------------
Net income attributed to
   common shares                                       $  11,964         20,440

================================================================================
Pittston Brink's Group:
Net income attributed to common shares                 $  17,037         15,306
--------------------------------------------------------------------------------
Net income per common share:
   Basic                                               $     .44            .40
   Diluted                                                   .44            .40
--------------------------------------------------------------------------------
Cash dividends per common share                        $    .025           .025
================================================================================

Pittston BAX Group:
Net (loss) income attributed to common shares          $  (2,966)         5,088
--------------------------------------------------------------------------------
Net (loss) income per common share:
   Basic                                               $    (.15)           .26
   Diluted                                                  (.15)           .26
--------------------------------------------------------------------------------
Cash dividends per common share                        $     .06            .06
================================================================================

Pittston Minerals Group:
Net (loss) income                                      $  (2,107)            46
--------------------------------------------------------------------------------
Net (loss) income per common share:
   Basic                                               $    (.26)           .01
   Diuted                                                   (.26)           .01
--------------------------------------------------------------------------------
Cash dividends per common share                        $   .1625          .1625
================================================================================

See accompanying notes to consolidated financial statements.

                      THE PITTSTON COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                                     Quarter Ended March 31
                                                                           1998        1997
============================================================================================
Cash flows from operating activities:
Net income                                                             $ 12,828      21,341
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation, depletion and amortization                              33,878      30,139
   Provision for aircraft heavy maintenance                               8,733       8,186
   Provision for deferred income taxes                                    2,115       2,328
   (Credit) provision for pensions, noncurrent                             (441)        141
   Provision for uncollectible accounts receivable                        2,647       1,768
   Minority interest expense                                              1,821       1,576
   Equity in (earnings) losses of unconsolidated affiliates,
      net of dividends received                                            (747)        861
   Other operating, net                                                   4,239         963
   Change in operating assets and liabilities,
      net of effects of acquisitions and dispositions:
      Increase in accounts receivable                                   (12,381)    (10,471)
      Decrease (increase) in inventories                                  2,564      (7,314)
      Increase in prepaid expenses                                       (5,362)     (9,793)
      Decrease in accounts payable and accrued liabilities              (17,399)     (7,897)
      Increase in other assets                                           (1,008)     (3,292)
      Decrease in other liabilities                                      (4,604)     (2,852)
      Decrease in workers' compensation and other claims, noncurrent     (1,718)     (2,256)
      Other, net                                                         (3,459)        366
--------------------------------------------------------------------------------------------
Net cash provided by operating activities                                21,706      23,794
--------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                              (60,705)    (40,031)
Aircraft heavy maintenance expenditures                                  (9,659)     (9,473)
Proceeds from disposal of property, plant and equipment                     421       3,939
Acquisitions, net of cash acquired, and related contingency payments        224     (54,094)
Other, net                                                               (4,182)     13,901
--------------------------------------------------------------------------------------------
Net cash used by investing activities                                   (73,901)    (85,758)
--------------------------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                                        70,905      87,685
Reductions of debt                                                       (9,640)     (6,851)
Repurchase of stock of the Company                                       (4,499)     (6,514)
Proceeds from exercise of stock options                                   2,288       1,303
Dividends paid                                                           (4,122)     (4,049)
--------------------------------------------------------------------------------------------
Net cash provided by financing activities                                54,932      71,574
--------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                 2,737       9,610
Cash and cash equivalents at beginning of period                         69,878      41,217
--------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                             $ 72,615      50,827
============================================================================================

See accompanying notes to consolidated financial statements.

                     THE PITTSTON COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (Unaudited)

(1) The Pittston Company (the "Company") prepares consolidated financial statements in addition to separate financial statements for the Pittston Brink's Group (the "Brink's Group"), the Pittston BAX Group (the "BAX Group") and the Pittston Minerals Group (the "Minerals Group"). The Brink's Group consists of the Brink's, Incorporated ("Brink's") and Brink's Home Security, Inc. ("BHS") operations of the Company. The BAX Group consists of the BAX Global Inc. ("BAX Global") operations of the Company. The Minerals Group consists of the Pittston Coal Company ("Coal Operations") and Pittston Mineral Ventures ("Mineral Ventures") operations of the Company. The Company's capital structure includes three issues of common stock: Pittston Brink's Group Common Stock ("Brink's Stock"), Pittston BAX Group Common Stock ("BAX Stock") and Pittston Minerals Group Common Stock ("Minerals Stock") which were designed to provide shareholders with separate securities reflecting the performance of the Brink's Group, BAX Group and Minerals Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting any Group or the Company as a whole. Holders of Brink's Stock, BAX Stock and Minerals Stock are shareholders of the Company, which is responsible for all liabilities. Financial developments affecting the Brink's Group, the BAX Group or the Minerals Group that affect the Company's financial condition could affect the results of operations and financial condition of each of the Groups.

      Effective May 4, 1998, the designation of Pittston Burlington Group Common Stock and the name of the Pittston Burlington Group were changed to Pittston BAX Group Common Stock and Pittston BAX Group, respectively. All rights and privileges of the holders of such Stock are otherwise unaffected by such changes. The stock continues to trade on the New York Stock Exchange under the symbol "PZX".

(2) The following is a reconciliation between the calculation of basic and diluted net income per share:


                                                          Quarter Ended March 31
Brink's Group                                                1998           1997
--------------------------------------------------------------------------------
Numerator:
Net income - Basic and diluted net
   income per share numerator                             $17,037         15,306

Denominator:
Basic weighted average common
   shares outstanding                                      38,477         38,189
Effect of dilutive securities:
   Employee stock options                                     604            419
--------------------------------------------------------------------------------
Diluted weighted average common
   shares outstanding                                      39,081         38,608
================================================================================

      Options to purchase 23 shares of common stock at prices between $28.63 and $29.50 per share were outstanding for the quarter ended March 31, 1997 but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.


                                                          Quarter Ended March 31
BAX Group                                                    1998           1997
--------------------------------------------------------------------------------
Numerator:
Net (loss) income - Basic and diluted net
   income per share numerator                            $ (2,966)         5,088

Denominator:
Basic weighted average common
   shares outstanding                                      19,477         19,406
Effect of dilutive securities:
   Employee stock options                                      --            414
--------------------------------------------------------------------------------
Diluted weighted average common
   shares outstanding                                      19,477         19,820
================================================================================

      Options to purchase 2,366 shares of common stock, at prices between $5.78 and $27.91 per share, were outstanding for the quarter ended March 31, 1998 but were not included in the computation of diluted net loss per share because the effect of all options would be antidilutive. Options to purchase 42 shares of common stock, at prices between $19.81 and $21.13 per share, were outstanding for the quarter ended March 31, 1997 but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.


                                                         Quarter Ended March 31
Minerals Group                                               1998          1997
--------------------------------------------------------------------------------
Numerator:
Net (loss) income                                        $ (1,243)          947
Convertible Preferred Stock dividends                        (864)         (901)
--------------------------------------------------------------------------------
Net (loss) income - Basic and diluted net
   income per share numerator                              (2,107)           46

Denominator:
Basic weighted average common
   shares outstanding                                       8,225         8,002
Effect of dilutive securities:
   Employee stock options                                      --            57
--------------------------------------------------------------------------------
Diluted weighted average common
   shares outstanding                                       8,225         8,059
================================================================================

      Options to purchase 677 shares of common stock, at prices between $9.50 and $25.74 per share, were outstanding for the quarter ended March 31, 1998 but were not included in the computation of diluted net loss per share because the effect of all options would be antidilutive. Options to purchase 230 shares of common stock, at prices between $14.86 and $25.74 per share were outstanding for the quarter ended March 31, 1997 but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

      The conversion of preferred stock to 1,765 and 1,793 shares of common stock has been excluded in the computation of diluted net (loss) income per share in 1998 and 1997, respectively, because the effect of the assumed conversion would be antidilutive.

(3) Depreciation, depletion and amortization of property, plant and equipment in the first quarter of 1998 totaled $28,686 and $24,740 in the first quarter of 1997.

(4) Cash payments made for interest and income taxes, net of refunds received, were as follows:


                                                  Quarter Ended March 31
                                                 1998               1997
          --------------------------------------------------------------
          Interest                             $7,528              5,439
          ==============================================================
          Income taxes                         $5,003              4,530
          ==============================================================

      During the quarter ended March 31, 1998, Brink's recorded the following noncash items in connection with the acquisition of substantially all of the remaining shares of its affiliate in France; seller financing of the equivalent of US $27,500 and the assumption of $41,400 of existing Brink's France debt. See further discussion below.

(5) In the first quarter of 1998, the Brink's Group purchased 62% (representing nearly all the remaining shares) of its French affiliate ("Brink's S.A.") for payments aggregating US $39,000 over three years. The acquisition was funded through an initial payment made at closing of $8,789 and a note to the seller for a principal amount of approximately the equivalent of US $27,500 payable in annual installments plus interest through 2001. The acquisition has been accounted for as a purchase, and accordingly, the purchase price is being allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. Based on a preliminary evaluation which is subject to additional review, the estimated fair value of the additional assets recorded, including goodwill, approximated $134,100 and included $9,200 in cash. Estimated liabilities assumed of $97,800 included previously existing debt of approximately $41,400. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is being amortized over forty years. Brink's S.A. had annual 1997 revenues approximating the equivalent of US $220,000.

(6) In two independent transactions in April and May, 1998, Coal Operations sold one of its surface mines representing 1.6 million tons of the anticipated 1998 production, along with the coal supply agreements associated with this mine, and other limited reserves to major US coal companies. Cash proceeds from these sales approximate $18.7 million.

(7) On April 30, 1998, BAX Global acquired the privately held Air Transport International LLC ("ATI") for a purchase price of approximately $29,000. The acquisition was funded through the revolving credit portion of the Company's credit agreement with a syndicate of banks and will be accounted for as a purchase.

(8) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Brink's Group and the BHS segment for the quarter ended March 31, 1998 and 1997 by $1,416 and $1,178, respectively. The effect of this change increased basic and diluted net income per common share of the Brink's Group by $.02 in the first three months of 1998 and 1997.

(9) Under the share repurchase programs authorized by the Board of Directors, the Company purchased shares in the periods presented as follows:


                                                          Quarter Ended March 31
(Dollars in millions)                                        1998           1997
--------------------------------------------------------------------------------
Brink's Stock:
  Shares                                                       --        153,000
  Cost                                                $        --            4.0

BAX Stock:
  Shares                                                  177,532        132,100
  Cost                                                $       3.5            2.6

Convertible Preferred Stock:
  Shares                                                      355             --
  Cost                                                $       0.1             --
  Excess carrying amount (a)                          $      0.02             --
================================================================================

      (a) The excess of the carrying amount of the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Statement of Operations.

      At March 31, 1998, the Company had the remaining authority to purchase over time 1,000 shares of Minerals Stock; 1,056 shares of Brink's Stock; 915 shares of BAX Stock and an additional $24,236 of its Convertible Preferred Stock. The aggregate purchase price limitation for all common stock was $21,398 at March 31, 1998.

(10) The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," in the first quarter of 1998. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. Total comprehensive income, which is composed of net income attributable to common shares and foreign currency translation adjustments, for the quarters ended March 31, 1998 and 1997 was $10,918 and $14,683, respectively.

      Effective January 1, 1998, the Company implemented a new AICPA Statement of Position ("SOP") No. 98-1 "Accounting for the Costs of Computer Software Developed for Internal Use". SOP No. 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software.

(11) The Company will adopt a new accounting standard, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the financial statements for the year ended December 31, 1998. SFAS No. 131 requires publicly-held companies to report financial and descriptive information about operating segments in financial statements issued to shareholders for interim and annual periods. SFAS No. 131 also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The adoption of this SFAS is not expected to have a material impact on the financial statements of the Company.

(12) Certain prior period amounts have been reclassified to conform to the current period's financial statement presentation.

(13) In the opinion of management, all adjustments have been made which are necessary for a fair presentation of results of operations and financial condition for the periods reported herein. All such adjustments are of a normal recurring nature.

                      THE PITTSTON COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

The financial statements of The Pittston Company (the "Company") include balance sheets, results of operations and cash flows of the Brink's, Incorporated ("Brink's"), Brink's Home Security, Inc. ("BHS"), BAX Global Inc. ("BAX Global"), Pittston Coal Company ("Coal Operations") and Pittston Mineral Ventures ("Mineral Ventures") operations of the Company as well as the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment.

The following discussion is a summary of the key factors management considers necessary in reviewing the Company's results of operations, liquidity and capital resources.

                              RESULTS OF OPERATIONS


                                                        Quarter Ended March 31
(In thousands)                                            1998             1997
--------------------------------------------------------------------------------
Net sales and operating revenues:
Brink's                                              $ 261,923          209,199
BHS                                                     48,410           42,185
BAX Global                                             402,433          371,409
Coal Operations                                        145,920          154,593
Mineral Ventures                                         3,978            4,290
--------------------------------------------------------------------------------
Net sales and operating revenues                     $ 862,664          781,676
================================================================================

Operating profit (loss):
Brink's                                              $  21,919           15,801
BHS                                                     13,502           12,779
BAX Global                                                 430           10,756
Coal Operations                                          2,502            3,623
Mineral Ventures                                           (47)            (455)
--------------------------------------------------------------------------------
Segment operating profit                                38,306           42,504
General corporate expense                              (11,806)          (5,126)
--------------------------------------------------------------------------------
Total operating profit                               $  26,500           37,378
================================================================================

In the first quarter of 1998, the Company reported net income of $12.8 million compared with $21.3 million in the first quarter of 1997. Operating profit totaled $26.5 million in the 1998 first quarter compared with $37.4 million in the prior year first quarter. Increased operating results at Brink's ($6.1 million), BHS ($0.7 million), and Mineral Ventures ($0.4 million) were offset by lower operating profits at BAX Global ($10.3 million) and Coal Operations ($1.1 million) combined with higher general corporate expenses ($6.7 million). Corporate expenses in the first quarter of 1998 included a $5.8 million pre-tax charge related to a retirement agreement between the Company and its former Chairman and CEO.

BRINK'S
The following is a table of selected financial data for Brink's on a comparative basis:


                                                         Quarter Ended March 31
(In thousands)                                               1998          1997
--------------------------------------------------------------------------------
Operating revenues:
  North America (United States and Canada)                $129,367      110,772
  Latin America                                             76,492       59,696
  Europe                                                    49,813       32,628
  Asia/Pacific                                               6,251        6,103
--------------------------------------------------------------------------------
Total operating revenues                                   261,923      209,199

Operating expenses                                         209,386      167,056
Selling, general and administrative expenses                31,604       25,721
--------------------------------------------------------------------------------
Total costs and expenses                                   240,990      192,777
--------------------------------------------------------------------------------
Other operating income (expense), net                          986         (621)
--------------------------------------------------------------------------------
Operating profit:
  North America (United States and Canada)                  10,067        7,754
  Latin America                                             10,677        7,437
  Europe                                                       825          376
  Asia/Pacific                                                 350          234
--------------------------------------------------------------------------------
Total operating profit                                    $ 21,919       15,801
--------------------------------------------------------------------------------

Depreciation and amortization                             $  8,419        7,547
================================================================================

Cash capital expenditures                                 $ 13,303        9,814
================================================================================

Brink's consolidated revenues totaled $261.9 million in the first quarter of 1998 compared with $209.2 million in the first quarter of 1997. Brink's operating profit of $21.9 million in the first quarter of 1998 represented a $6.1 million (39%) increase over the $15.8 million operating profit reported in the prior year quarter reflecting increases in all geographic regions. The revenue increase of $52.7 million (25%) was offset, in part, by increases in operating expenses and selling, general and administrative expenses of $48.2 million.

Revenues from North American operations (United States and Canada) increased $18.6 million (17%) to $129.4 million in the 1998 first quarter from $110.8 million in the prior year quarter. North American operating profit increased $2.3 million (30%) to $10.1 million in the current year quarter. The revenue and operating profit improvements for 1998 primarily resulted from improved armored car operations, which include ATM services.

In Latin America, revenues and operating profit increased 28% to $76.5 million and 44% to $10.7 million, respectively, from the first quarter of 1997 to the first quarter of 1998. The increase in revenues and operating profits includes the impact of three months of consolidated results from the acquired operation in Venezuela versus only two months of consolidated results in the 1997 quarter, as well as strong results in Venezuela and Colombia which were offset, in part, by costs associated with start-up operations in Argentina.

Revenues and operating profit from European operations amounted to $49.8 million and $0.8 million, respectively, in the first quarter of 1998. These amounts represented increases of $17.2 million (53%) and $0.4 million (119%) from the comparable quarter of 1997. The increase in revenues was primarily due to the the acquisition of nearly all of the remaining shares of the affiliate in France in the first quarter of 1998 (discussed in more detail below). The increase in operating profits reflects improved results from operations in France, as well as the increased ownership. This improvement was partially offset by lower results in Belgium caused by six weeks of industry-wide labor unrest in the armored car industry in that country which was resolved in the quarter.

Revenues and operating profit from Asia/Pacific operations in the first quarter of 1998 were $6.3 million and $0.4 million, respectively, compared to $6.1 million and $0.2 million, respectively, in the 1997 quarter.

BHS
The following is a table of selected financial data for BHS on a comparative basis:


                                                         Quarter Ended March 31
(Dollars in thousands)                                      1998           1997
================================================================================
Operating revenues                                     $  48,410         42,185

Operating expenses                                        24,046         20,852
Selling, general and administrative expenses              10,862          8,554
--------------------------------------------------------------------------------
Total costs and expenses                                  34,908         29,406
--------------------------------------------------------------------------------
Operating profit:
   Monitoring and service                                 17,182         14,590
   Net marketing, sales and installation                  (3,680)        (1,811)
--------------------------------------------------------------------------------
Total operating profit                                 $  13,502         12,779
================================================================================

Depreciation and amortization                          $   8,802          6,666
================================================================================

Cash capital expenditures                              $  18,459         16,520
================================================================================

Annualized recurring revenues (a)                      $ 160,422        132,598
================================================================================

Number of subscribers:
   Beginning of period                                   511,532        446,505
   Installations                                          26,750         25,590
   Disconnects                                            (9,675)        (8,088)
--------------------------------------------------------------------------------
End of period                                            528,607        464,007
================================================================================

(a) Annualized recurring revenues are calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for monitoring, maintenance and related services.

Revenues for BHS increased by $6.2 million (15%) to $48.4 million in the first quarter of 1998 from $42.2 million in the 1997 quarter. The increase in revenues was due to higher ongoing monitoring and service revenues, reflecting a 14% increase in the subscriber base as well as higher average monitoring fees. As a result of such growth, annualized recurring revenues at the end of the first quarter of 1998 grew 21% over the amount in effect at the end of the first quarter of 1997. Installation revenue for the first quarter of 1998 decreased 6% over the same 1997 period. While the number of new security system installations increased, the revenue per installation decreased as compared to the 1997 period, in response to continuing aggressive installation marketing and pricing by competitors.

Operating profit of $13.5 million in the first quarter of 1998 represented an increase of $0.7 million (5%) compared to the $12.8 million earned in the 1997 first quarter. Operating profit generated from monitoring and service activities increased $2.6 million (18%) and was favorably impacted by the 14% growth in the subscriber base combined with the higher average monitoring fees. Cash margins per subscriber resulting from this portion of the business increased slightly from the first quarter of 1997. Operating losses from marketing, sales and installation activities increased $1.9 million in the first quarter of 1998 as compared to 1997. This increase is due to higher levels of sales and marketing costs incurred and expensed combined with lower levels of installation revenue. Both of these factors are a consequence of the competitive environment in the residential security market.

As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Brink's Group and the BHS segment for the quarter ended March 31, 1998 and 1997 by $1.4 million and $1.2 million, respectively. The effect of this change increased basic and diluted net income per common share of the Brink's Group by $.02 in the first three months of 1998 and 1997.

BAX GLOBAL
The following is a table of selected financial data for BAX Global on a comparative basis:


(In thousands - except per                              Quarter Ended March 31
pound/shipment amounts)                                     1998          1997
================================================================================
Operating revenues:
   Intra-U.S.:
   Expedited freight services                          $ 147,398       136,672
   Other (a)                                                 945         1,721
--------------------------------------------------------------------------------
Total Intra-U.S                                          148,343       138,393
   International:
   Expedited freight services (a)                        206,452       198,129
   Other (a)                                              47,638        34,887
--------------------------------------------------------------------------------
Total International                                      254,090       233,016
--------------------------------------------------------------------------------
Total operating revenues                                 402,433       371,409

Operating expenses                                       362,339       330,911
Selling, general and administrative expenses              39,531        30,391
--------------------------------------------------------------------------------
Total costs and expenses                                 401,870       361,302
Other operating (expense) income, net                       (133)          649
--------------------------------------------------------------------------------
Operating profit (loss):
   Intra-U.S                                              (4,977)        4,117
   International                                           5,407         6,639
--------------------------------------------------------------------------------
Total operating profit                                 $     430        10,756
================================================================================

Depreciation and amortization                          $   7,609         6,908
--------------------------------------------------------------------------------
Cash capital expenditures                              $  24,275         6,175
--------------------------------------------------------------------------------

Expedited freight services
   shipment growth rate (b)                                  1.2%         (1.8%)

Expedited freight services
   weight growth rate (b):
   Intra-U.S                                                 8.9%          0.8%
   International                                             8.8%          2.5%
   Worldwide                                                 8.8%          1.7%
================================================================================

Expedited freight services
   weight (millions of pounds)                             381.5         350.5

Expedited freight services
   shipments (thousands)                                   1,290         1,275
================================================================================

Worldwide expedited freight services:
   Yield (revenue per pound) (a)                       $    .928          .955
   Revenue per shipment (a)                            $     274           263
   Weight per shipment (pounds)                              296           275
================================================================================

(a) Prior period's international expedited freight revenues have been reclassified to conform to the current period classification.

(b) Compared to the same period in the prior year.

BAX Global's first quarter 1998 operating profit amounted to $0.4 million, a decrease of $10.4 million from the $10.8 million reported in the first quarter of 1997. The first quarter included a net pre-tax charge of approximately $3.5 million ($1.9 million international and $1.6 million intra-U.S.) related to incremental information technology expenditures including Year 2000 expenses, partially offset by several non-recurring items. Worldwide revenues increased 8% to $402.4 million from $371.4 million in the 1997 quarter. The $31.0 million growth in revenues principally reflects a 9% increase in worldwide expedited freight services pounds shipped, which reached 381.5 million pounds in the first quarter of 1998, offset by a 3% decrease in average yield on this volume. In addition, non-expedited freight services revenues, increased $12.0 million (33%) during the first quarter of 1998 as compared to the same quarter in 1997 reflecting increases in ocean freight services and logistics revenues. Worldwide expenses amounted to $401.9 million, $40.6 million (11%) higher than in the first quarter of 1997.

In the first quarter of 1998, BAX Global's intra-U.S. revenues increased from $138.4 million to $148.3 million. This $9.9 million (7%) increase was primarily due to an increase of $10.7 million in intra-U.S. expedited freight services revenues. The higher level of intra-U.S. expedited freight services revenues in 1998 was due to a 9% increase in weight shipped. Intra-U.S. operating results during the first quarter of 1998, excluding the previously mentioned net charge of $1.6 million, decreased $7.5 million from the $4.1 million of operating profit earned in the first quarter of 1997. The decrease was primarily due to the lower than expected volume combined with higher transportation costs. Intra-U.S. transportation costs in the quarter were higher than 1997 first quarter levels, due in part, to efforts to enhance service levels. Transportation costs were also unfavorably impacted by service disruptions caused mainly by equipment problems which were resolved during the quarter.

International revenues in the first quarter of 1998 increased $21.1 million (9%) to $254.1 million from the $233.0 million recorded in the first quarter of 1997. International expedited freight services revenue increased $8.3 million (4%) due to a 9% increase in weight shipped offset by a 4% decrease in average yield. The decrease in yield reflects a change in mix with less higher yielding export traffic to Asian markets combined with the absence of third party carrier surcharges which existed in the first quarter of 1997. In addition, international non-expedited freight services revenue increased $12.8 million (37%) in the first quarter of 1998 as compared to the same period in 1997 due to growth in both the logistics and ocean freight businesses. International operating profit in the first quarter of 1998, excluding the previously mentioned net charge of $1.9 million, increased $0.7 million (11%) from the $6.6 million recorded in the first quarter of 1997. Operating profit during the first quarter of 1998 benefited from improved U.S. export margins.

On April 30, 1998, BAX Global acquired the privately held Air Transport International LLC ("ATI") for a purchase price of approximately $29 million. The acquisition will be accounted for as a purchase. ATI is a U.S.-based freight and passenger airline which operates a certificated fleet of aircraft providing services to BAX Global and other customers. The ATI acquisition is part of BAX Global's strategy to improve the quality of its service offerings for its customers by increasing its control over flight operations. As a result of this acquisition, BAX Global suspended its efforts to start up its own certificated airline carrier operations.

During 1997, BAX Global began a BAX Process Innovation ("BPI") Program which was comprised of an extensive review of all aspects of the company's operations. Senior management from around the world, working with a major consulting firm, reviewed all areas of the business including sales, operations, finance, logistics and information technology.

In 1998, as a result of integrating BPI into BAX Global's continuous improvement program, the overall cost for information technology systems, business improvements and employee training was reduced from previous estimates of up to $200 million over the next two to three years. BAX Global's information technology expenditures, which will include substantial improvements to information systems, annual recurring capital costs, process improvement initiatives and spending for Year 2000 compliance initiatives, are now currently estimated at approximately $60 million per year for 1998 and 1999, approximately two-thirds of which may be capitalized. Additional details of the information technology and Year 2000 compliance initiatives are being further developed which may have an impact on future reported results.

COAL OPERATIONS
The following are tables of selected financial data for Coal Operations on a comparative basis:


                                                          Quarter Ended March 31
(In thousands)                                              1998            1997
================================================================================
Net sales                                               $145,920         154,593

--------------------------------------------------------------------------------

Cost of sales                                            141,493         149,739
Selling, general and
   administrative expenses                                 4,254           4,936
--------------------------------------------------------------------------------
Total costs and expenses                                 145,747         154,675
Other operating income, net                                2,329           3,705
--------------------------------------------------------------------------------
Operating profit                                        $  2,502           3,623
================================================================================

Coal sales (tons):
   Metallurgical                                           1,931           1,891
   Utility and industrial                                  2,923           3,229
--------------------------------------------------------------------------------
Total coal sales                                           4,854           5,120
================================================================================

Production/purchased (tons):
   Deep                                                    1,389           1,102
   Surface                                                 1,969           2,659
   Contract                                                  242             363
--------------------------------------------------------------------------------
                                                           3,600           4,124
Purchased                                                    965           1,340
--------------------------------------------------------------------------------
Total                                                      4,565           5,464
================================================================================


(In thousands,                                            Quarter Ended March 31
except per ton amounts)                                     1998            1997
================================================================================

Net coal sales (a)                                      $143,976         152,698
Current production costs
   of coal sold (a)                                      132,507         141,572
--------------------------------------------------------------------------------
Coal margin                                               11,469          11,126
Non-coal margin                                              616             717
Other operating income, net                                2,329           3,705
--------------------------------------------------------------------------------
Margin and other income                                   14,414          15,548
--------------------------------------------------------------------------------
Other costs and expenses:
   Idle equipment and closed mines                           703             307
   Inactive employee cost                                  6,955           6,682
   Selling, general and
   administrative expenses                                 4,254           4,936
--------------------------------------------------------------------------------
Total other costs and expenses                            11,912          11,925
--------------------------------------------------------------------------------
Operating profit                                        $  2,502           3,623
================================================================================

Coal margin per ton:
   Realization                                          $  29.66           29.82
   Current production costs                                27.29           27.65
--------------------------------------------------------------------------------
Coal margin                                             $   2.37            2.17
================================================================================

(a) Excludes non-coal components.

Coal Operations generated an operating profit of $2.5 million in the first quarter of 1998, compared to $3.6 million recorded in the 1997 first quarter. Sales volume of 4.9 million tons in the first quarter of 1998 was 5% less than the 5.1 million tons sold in the prior year quarter. Compared to the first quarter of 1997, steam coal sales in 1998 decreased by 0.3 million tons (9%), to
2.9 million tons, while metallurgical coal sales remained consistent at 1.9 million tons. The steam sales reduction was due to the expiration of a long-term contract, railroad service disruption and reduced spot sales. Steam coal sales represented 60% of total volume in 1998 and 63% in 1997.

Total coal margin of $11.5 million for the first quarter of 1998 represented an increase of $0.3 million from the comparable 1997 period. The increase in total coal margin reflects a decrease of $9.1 million ($0.36 per ton) in the current production costs of coal sold offset, in large part, by a decrease of $8.7 million ($0.16 per ton) in coal realization. The decrease in realization was due mostly to a decrease in realization on metallurgical coal caused by lower price settlements with metallurgical customers for the contract year which began on April 1, 1997. Realizations on metallurgical coal sales for the contract year beginning April 1, 1998 will be slightly lower than those in the contract year that began April 1, 1997.

The current production cost of coal sold decreased $0.36 per ton to $27.29 in the first quarter of 1998 from the first quarter of 1997. Production costs in the 1998 quarter include a $1.3 million ($0.27 per ton) benefit related to a favorable ruling issued by the U.S. Supreme Court in March 1998 on the unconstitutionality of the Harbor Maintenance Tax. The $1.3 million credit represents the effect of past payments and, as a result of the ruling, Coal Operations anticipates lower export coal costs in the future. In addition, the first quarter of 1997 included higher production costs at certain deep mines due to temporary adverse geological conditions. Production in the 1998 first quarter decreased 0.5 million tons over the 1997 first quarter to 3.6 million tons and purchased coal decreased 0.4 million tons to 1.0 million tons. Surface production accounted for 56% and 66% of the total volume in the 1998 and 1997 first quarters, respectively. Productivity of 34.9 tons per man day in the 1998 first quarter decreased from the 36.6 tons per man day in the 1997 first quarter primarily attributable to an increased percentage of deep mine production.

Non-coal margin, which reflects earnings from the oil, gas and timber businesses, amounted to $0.6 million in the first quarter of 1998, which was $0.1 million lower than in the first quarter of 1997, reflecting the impact of changes in natural gas prices. Other operating income, which primarily includes gains on sales of property and equipment and third party royalties, amounted to $2.3 million in the first quarter of 1998 as compared to $3.7 million in the comparable period of 1997. This decrease of $1.4 million was principally due to the inclusion in 1997 of a favorable insurance settlement along with higher gains on asset sales during that period.

Idle equipment and closed mine costs increased $0.4 million to $0.7 million in the 1998 first quarter due to costs associated with mines which went idle during the third quarter of 1997. Inactive employee costs, which represent long-term employee liabilities for pension and retiree medical costs, increased from $6.7 million to $7.0 million for the first quarter of 1998 resulting from the use of a lower long-term discount rate to calculate the present value of the obligations. Selling, general and administrative expenses decreased $0.7 million (14%) in the first quarter of 1998 from 1997 due to reductions in support and administrative staff and related costs.

In two independent transactions in April and May, 1998, Coal Operations sold one of its surface mines representing 1.6 million tons of the anticipated 1998 production, along with the coal supply agreements associated with this mine, and other limited reserves to major US coal companies. Cash proceeds from these sales approximate $18.7 million. In a related transaction, Coal Operations acquired additional tons of coal reserves that are contiguous to an existing operation.

Coal Operations continues cash funding for charges recorded in prior years for facility closure costs recorded as restructuring and other charges in the Statement of Operations. The following table analyzes the changes in liabilities during the first three months of 1998 for such costs:


                                                             Employee
                                               Mine      Termination,
                                                and           Medical
                                              Plant               and
                                            Closure         Severance
(In thousands)                                Costs             Costs      Total
--------------------------------------------------------------------------------
Balance as of December 31, 1997          $   11,143            19,703     30,846
Payments                                        272               459        731
--------------------------------------------------------------------------------
Balance as of March 31, 1998             $   10,871            19,244     30,115
================================================================================

Mineral Ventures

The following is a table of selected financial data for Mineral Ventures on a comparative basis:


(Dollars in thousands, except                          Quarter Ended March 31
per ounce data)                                         1998             1997
================================================================================
Stawell Gold Mine:
   Gold sales                                      $   3,956             4,281
   Other revenue                                          22                 9
-------------------------------------------------------------------------------
Net sales                                              3,978             4,290

Cost of sales (a)                                      2,671             3,631
Selling, general and
   administrative expenses (a)                           291               298
-------------------------------------------------------------------------------
Total costs and expenses                               2,962             3,929
-------------------------------------------------------------------------------
Operating profit - Stawell
   Gold Mine                                           1,016               361
Other operating expense, net                          (1,063)             (816)
-------------------------------------------------------------------------------
Operating loss                                     $     (47)             (455)
================================================================================

Stawell Gold Mine:
   Mineral Ventures' 50% direct share:
     Ounces sold                                      11,146            10,576
     Ounces produced                                  11,156            10,951
   Average per ounce sold (US$):
     Realization                                   $     355               405
     Cash cost                                           206               327
================================================================================

(a) Excludes $908 of non-Stawell related selling, general and administrative expenses for the quarter ended March 31, 1998. Excludes $42 and $617 of non-Stawell related cost of sales and selling, general and administrative expenses, respectively, for the quarter ended March 31, 1997. Such costs are reclassified to cost of sales and selling, general and administrative expenses in the Minerals Group Statement of Operations.

Mineral Ventures, which primarily consists of a 50% direct and a 17% indirect interest in the Stawell gold mine ("Stawell") in western Victoria, Australia, generated a small operating loss in the first quarter of 1998, an improvement of $0.4 million as compared to the loss of $0.5 million in the first quarter of 1997. Mineral Ventures' 50% direct interest in Stawell's operations generated net sales of $4.0 million in the first quarter of 1998 compared to $4.3 million in the 1997 period due to an increase in ounces of gold sold from 10.6 thousand ounces to 11.1 thousand ounces, offset by lower gold realizations. The operating profit at Stawell of $1.0 million increased $0.7 million over the prior year amount, reflecting a $121 per ounce decrease (37%) in the cash cost of gold sold partially offset by a $50 per ounce decrease (12%) in average realization. Production costs were lower in the 1998 quarter due to a weaker Australian dollar as well as more favorable ground conditions than those experienced in the first quarter of 1997.

As of March 31, 1998, approximately 16% of Mineral Ventures' proven and probable reserves had been sold forward under forward sales contracts that mature periodically through mid-1999. Based on contracts in place and current market conditions, full year 1998 average realizations are expected to be between $325 and $330 per ounce of gold sold. At March 31, 1998, remaining proven and probable gold reserves at the Stawell mine were estimated at 415.7 thousand ounces. The joint venture also has exploration rights in the highly prospective district around the mine.

Other operating expense, net, includes equity earnings from joint ventures, primarily consisting of Mineral Ventures' 17% indirect interest in Stawell's operations and gold exploration costs for all operations excluding Stawell.

In addition to its interest in Stawell, Mineral Ventures has a 17% indirect interest in the Silver Swan base metals property in Western Australia. Operating results at Silver Swan have been below expectations due to the impact of depressed nickel prices, though production volumes and costs at the mine are in line with expectations.

FOREIGN OPERATIONS
A portion of the Company's financial results is derived from activities in foreign countries, each with a local currency other than the U.S. dollar. Because the financial results of the Company are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The Company's international activity is not concentrated in any single currency, which limits the risks of foreign currency rate fluctuation. In addition, these rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The Company routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Company uses foreign currency forward contracts to hedge the risks associated with such transactions. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. In addition, translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. A subsidiary in Venezuela and affiliates in Mexico operate in such highly inflationary economies. Prior to January 1, 1998, the economy in Brazil, in which the Company has subsidiaries, was considered highly inflationary.

The Company is also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, controls on repatriation of earnings and capital, nationalization, political instability, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Company cannot be predicted.

CORPORATE EXPENSES
In the first quarter of 1998, corporate expenses totaled $11.8 million compared with $5.1 million in the 1997 first quarter. Corporate expenses in the first quarter of 1998 included a $5.8 million pre-tax charge relating to a retirement agreement between the Company and its former Chairman and CEO.

OTHER OPERATING INCOME, NET
Other operating income, net includes the Company's share of net earnings of unconsolidated affiliates, primarily Brink's equity affiliates, royalty income from Coal Operations and gains and losses from sales of coal assets. Other operating income, net decreased $0.5 million in the first quarter of 1998, as compared to the same period in 1997. The decline in the quarter is the result of lower asset sales and foreign currency exchange gains offset by increased equity in earnings of unconsolidated affiliates.

NET INTEREST EXPENSE
Net interest expense increased $1.7 million to $6.2 million in the first quarter of 1998 from $4.5 million in the prior year quarter. This increase is predominantly due to higher average borrowings related to capital expenditures and acquisitions, as well as higher average interest rates largely attributed to foreign borrowings.

OTHER EXPENSE, NET
Other expense, net for the first quarter of 1998 decreased $1.0 million to $1.4 million. The lower level of other expense, net is due to higher foreign translation gains offset in part by an increase in minority interest expense for Brink's consolidated affiliates.

INCOME TAXES
In both the 1998 and 1997 periods presented, the provision for income taxes was less than the statutory federal income tax rate of 35% due to the tax benefits of percentage depletion on Coal Operations and lower taxes on foreign income, partially offset by provisions for goodwill amortization and state income taxes.

FINANCIAL CONDITION

CASH FLOW REQUIREMENTS
Cash provided by operating activities during the first three months of 1998 totaled $21.7 million compared with $23.8 million in the first three months of 1997. This decrease resulted from lower net income partially offset by higher noncash charges in the first three months of 1998. Cash generated from operations was not sufficient to fund investing activities, primarily capital expenditures and aircraft heavy maintenance. As a result of these items and funds used for share activities, the Company required net borrowings of $61.3 million, resulting in an increase in cash and cash equivalents of $2.7 million.

In the first quarter of 1998, Brink's purchased 62% (representing nearly all the remaining shares) of its French affiliate ("Brink's S.A.") for payments aggregating US $39 million over three years. The acquisition was funded through an initial payment made at closing of $8.8 million and a note to the seller for a principal amount of $27.5 million payable in annual installments plus interest through 2001. The acquisition has been accounted for as a purchase, and accordingly, the purchase price is being allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. Based on a preliminary evaluation which is subject to additional review, the estimated fair value of the additional assets recorded, including goodwill, approximated $134.1 million and included $9.2 million in cash. Estimated liabilities assumed of $97.8 million, included previously existing debt of approximately $41.4 million. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is being amortized over forty years. Brink's S.A. had annual 1997 revenues approximating the equivalent of US $220 million.

CAPITAL EXPENDITURES
Cash capital expenditures for the first three months of 1998 totaled $60.7 million, $20.7 million higher than in the comparable period in 1997. Of the 1998 amount of cash capital expenditures, $13.3 million was spent by Brink's, $18.5 million was spent by BHS, $24.3 million was spent by BAX Global, $3.7 million was spent by Coal Operations and $0.7 million was spent by Mineral Ventures. For the remainder of 1998, company-wide capital expenditures are expected to range between $170 and $180 million, excluding BPI expenditures. The foregoing amounts exclude expenditures that have been or are expected to be financed through capital and operating leases, and any acquisition expenditures.

FINANCING
The Company intends to fund cash capital expenditures through cash flow from operating activities or through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or other borrowing arrangements.

Total outstanding debt amounted to $378.5 million at March 31, 1998, up from $243.3 million at year-end 1997. The $135.2 million increase reflects debt associated with the Brink's France acquisition (as previously discussed) as well as additional cash required to fund capital expenditures.

The Company has a $350.0 million credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million. As of March 31, 1998 and December 31, 1997 borrowings of $100.0 million were outstanding under the term loan portion of the Facility and $80.8 million and $25.9 million, respectively, of additional borrowings were outstanding under the remainder of the Facility.

OFF-BALANCE SHEET INSTRUMENTS
In the first quarter of 1998, the Company, on behalf of the BAX Group, entered into additional commodity option transactions that are intended to protect against significant increases in jet fuel prices. These transactions aggregated
47.6 million gallons and mature periodically throughout 1998. The fair value of these fuel hedge transactions may fluctuate over the course of the contract period due to changes in the supply and demand for oil and refined products. Thus, the economic gain or loss, if any, upon settlement of the contracts may differ from the fair value of the contracts at an interim date. At March 31, 1998, the fair value of all outstanding contracts to hedge jet fuel requirements was ($1.4) million.

READINESS FOR YEAR 2000
The Company has taken actions to understand the nature and extent of work required to make its systems, products, services and infrastructure Year 2000 compliant. The Company is currently preparing its financial, information and other computer-based systems for the Year 2000, including replacing and/or updating existing systems. The Company continues to evaluate the additional estimated costs associated with these efforts, which it currently estimates to be between $40-$45 million over the next two years. Based on actual experience and available information, the Company believes that it will be able to manage its Year 2000 transition without any material adverse effect on its business operations, services or financial condition. However, if the applicable modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 issue could have a material adverse impact on the operations of the Company. Further, management is currently evaluating the extent to which the Company's interface systems are vulnerable to its suppliers' and customers' failure to remediate their own Year 2000 issues as there is no guarantee that the systems of other companies on which the Company's systems rely will be timely and adequately converted.

CAPITALIZATION
The Company has three classes of common stock: Pittston Brink's Group Common Stock ("Brink's Stock"), Pittston BAX Group Common Stock ("BAX Stock") and Pittston Minerals Group Common Stock ("Minerals Stock") which were designed to provide shareholders with separate securities reflecting the performance of the Pittston Brink's Group ("Brink's Group"), the Pittston BAX Group ("BAX Group") and the Pittston Minerals Group ("Minerals Group"), respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting any of the Groups. The Brink's Group consists of the Brink's and BHS operations of the Company. The BAX Group consists of the BAX Global operations of the Company. The Minerals Group consists of the Coal Operations and Mineral Ventures operations of the Company. The Company prepares separate financial statements for the Brink's, BAX and Minerals Groups in addition to consolidated financial information of the Company.

Effective May 4, 1998, the designation of Pittston Burlington Group Common Stock and the name of the Pittston Burlington Group were changed to Pittston BAX Group Common Stock and Pittston BAX Group, respectively. All rights and privileges of the holders of such Stock are otherwise unaffected by such changes. The stock continues to trade on the New York Stock Exchange under the symbol "PZX".

Under the share repurchase programs authorized by the Board of Directors (the "Board"), the Company purchased shares in the periods presented as follows:


                                                          Quarter Ended March 31
(Dollars in millions)                                      1998             1997
--------------------------------------------------------------------------------
Brink's Stock:
  Shares                                                     --          153,000
  Cost                                                $      --              4.0

BAX Stock:
  Shares                                                177,532          132,100
  Cost                                                $     3.5              2.6

Convertible Preferred Stock:
  Shares                                                    355               --
  Cost                                                $     0.1               --
  Excess carrying amount (a)                          $    0.02               --
================================================================================

(a) The excess of the carrying amount of the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Statement of Operations.

The Company's remaining repurchase authority with respect to the Convertible Preferred Stock as of March 31, 1998 was $24.2 million. As of March 31, 1998, the Company had remaining authority to purchase over time 1.1 million shares of Brink's Stock; 0.9 million shares of BAX Stock; and 1.0 million shares of Minerals Stock. The aggregate purchase price limitation for all common stock was $21.4 million as of March 31, 1998.

DIVIDENDS
The Board intends to declare and pay dividends, if any, on Brink's Stock, BAX Stock and Minerals Stock based on the earnings, financial condition, cash flow and business requirements of the Brink's Group, BAX Group and the Minerals Group, respectively. Since the Company remains subject to Virginia law limitations on dividends, losses by one Group could affect the Company's ability to pay dividends in respect of stock relating to the other Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount as defined in the Company's Articles of Incorporation. The Available Minerals Dividend Amount may be reduced by activity that reduces shareholder's equity or the fair value of net assets of the Minerals Group. Such activity includes net losses by the Minerals Group, dividends paid on the Minerals Stock and the Convertible Preferred Stock, repurchases of Minerals Stock and the Convertible Preferred Stock, and foreign currency translation losses. At March 31, 1998, the Available Minerals Dividend Amount was at least $12.9 million.

During the first three months of 1998 and 1997, the Board declared and the Company paid cash dividends of 2.5 cents per share of Brink's Stock, 6 cents per share of BAX Stock, and 16.25 cents per share of Minerals Stock. Dividends paid on the Convertible Preferred Stock in each of the first three months of 1998 and 1997 were $0.9 million. In May 1998, the Company reduced the annual dividend rate on Minerals Stock to $0.10 per share for shareholders as of the May 15, 1998 record date. Cash made available from this lower dividend rate will be used to either reinvest, as suitable opportunities arise, in the Minerals Group companies or to pay down debt, with a view towards maximizing long-term shareholder value.

ACCOUNTING CHANGES
The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", in the first quarter of 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. Total comprehensive income, which is composed of net income attributable to common shares and foreign currency translation adjustments, for the quarters ended March 31, 1998 and 1997 was $10.9 million and $14.7 million, respectively.

Effective January 1, 1998, the Company implemented a new AICPA Statement of Position ("SOP") No. 98-1 "Accounting for the Costs of Computer Software Developed for Internal Use". SOP No. 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software.

PENDING ACCOUNTING CHANGES
The Company will implement SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", in the financial statements for the year ended December 31, 1998. SFAS No. 131 requires publicly-held companies to report financial and descriptive information about operating segments in financial statements issued to shareholders for interim and annual periods. The SFAS also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The adoption of this SFAS is not expected to have a material impact on the financial statements of the Company.

FORWARD LOOKING INFORMATION
Certain of the matters discussed herein, including statements regarding BPI and information technology and related outlay projections, the expected benefits from the ATI acquisition and from BAX Global's continuous improvement program on financial results, expectations with regard to future realizations on metallurgical coal and gold sales and the readiness for Year 2000, involve forward looking information which is subject to known and unknown risks, uncertainties, and contingencies which could cause actual results, performance or achievements, to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the Company, include, but are not limited to, overall economic and business conditions, the demand for the Company's products and services, pricing and other competitive factors in the industry, geological conditions, new government regulations and/or legislative initiatives, variations in costs or expenses, variations in the spot prices of coal and gold, the successful integration of the ATI acquisition, the ability of counterparties to perform, changes in the scope of improvements to information systems and Year 2000 initiatives, delays or problems in the implementation of Year 2000 initiatives by the Company and/or its suppliers and customers, and delays or problems in the design and implementation of improvements to information systems.

                             PITTSTON BRINK'S GROUP
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                     March 31      December 31
                                                                         1998             1997
===============================================================================================
                                                                  (Unaudited)


ASSETS
Current assets:
Cash and cash equivalents                                         $    42,862           37,694
Short-term investments, at lower of cost or market                      2,277            2,227
Accounts receivable (net of estimated amount uncollectible:
   1998 - $12,190; 1997 - $9,660)                                     235,162          160,912
Receivable - Pittston Minerals Group                                       --            8,003
Inventories, at lower of cost or market                                 6,599            3,469
Prepaid expenses                                                       21,474           16,672
Deferred income taxes                                                  18,382           18,147
-----------------------------------------------------------------------------------------------
Total current assets                                                  326,756          247,124

Property, plant and equipment, at cost (net of accumulated
   depreciation and amortization: 1998 - $286,653;
   1997 - $276,457)                                                   400,212          346,672
Intangibles, net of accumulated amortization                           45,434           18,510
Investment in and advances to unconsolidated affiliates                19,601           28,169
Deferred pension assets                                                27,349           31,713
Deferred income taxes                                                   3,769            3,612
Other assets                                                           18,508           16,530
-----------------------------------------------------------------------------------------------
Total assets                                                      $   841,629          692,330
===============================================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term borrowings                                             $    15,275            9,073
Current maturities of long-term debt                                   17,914            7,576
Accounts payable                                                       52,576           36,337
Accrued liabilities                                                   164,529          125,362
Payable - Pittston Minerals Group                                       3,233               --
-----------------------------------------------------------------------------------------------
Total current liabilities                                             253,527          178,348

Long-term debt, less current maturities                                92,412           38,682
Postretirement benefits other than pensions                             4,169            4,097
Workers' compensation and other claims                                 11,228           11,277
Deferred income taxes                                                  46,410           45,324
Payable - Pittston Minerals Group                                       2,907              391
Other liabilities                                                       6,497            8,929
Minority interests                                                     26,078           24,802
Shareholder's equity                                                  398,401          380,480
-----------------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                        $   841,629          692,330
===============================================================================================

See accompanying notes to financial statements.

                             PITTSTON BRINK'S GROUP
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)


                                                         Quarter Ended March 31
                                                                1998       1997
================================================================================
Operating revenues                                        $  310,333    251,384

Costs and expenses:

Operating expenses                                           233,432    187,908
Selling, general and administrative
   expenses                                                   46,555     36,063
--------------------------------------------------------------------------------
Total costs and expenses                                     279,987    223,971
Other operating income (expense), net                            986       (621)
--------------------------------------------------------------------------------
Operating profit                                              31,332     26,792
Interest income                                                  864        653
Interest expense                                              (3,815)    (2,239)
Other expense, net                                            (1,337)    (1,658)
--------------------------------------------------------------------------------
Income before income taxes                                    27,044     23,548
Provision for income taxes                                    10,007      8,242
--------------------------------------------------------------------------------
Net income                                                $   17,037     15,306
================================================================================
Net income per common share:
   Basic                                                  $      .44        .40
   Diluted                                                       .44        .40
================================================================================
Cash dividends per common share                           $     .025       .025
================================================================================
Weighted average common shares outstanding:
   Basic                                                      38,477     38,189
   Diluted                                                    39,081     38,608
================================================================================

See accompanying notes to financial statements.

                             PITTSTON BRINK'S GROUP
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                                          Quarter Ended March 31
                                                                              1998          1997
=================================================================================================
Cash flows from operating activities:
Net income                                                              $   17,037        15,306
Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                            17,278        14,260
   Provision for deferred income taxes                                         966           517
   Provision for pensions, noncurrent                                          385           422
   Provision for uncollectible accounts receivable                           1,525         1,018
   Minority interest expense                                                 1,777         1,584
   Equity in (earnings) loss of unconsolidated affiliates,
      net of dividends received                                               (902)         (880)
   Other operating, net                                                      2,345         2,375
   Change in operating assets and liabilities, net of the effects of acquisitions and dispositions:
      (Increase) decrease in accounts receivable                           (11,792)        2,572
      (Increase) decrease in inventories                                    (3,058)          539
      Increase in prepaid expenses                                            (982)       (4,427)
      Increase (decrease) in accounts payable and accrued liabilities        3,333        (6,015)
      Increase in other assets                                              (1,369)       (3,366)
      Decrease in other liabilities                                         (2,281)         (794)
      Other, net                                                            (1,383)         (301)
-------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                   22,879        22,810
-------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                                 (31,866)      (26,367)
Proceeds from disposal of property, plant and equipment                         77         2,291
Acquisitions, net of cash acquired                                             224       (53,303)
Other, net                                                                     163        10,558
-------------------------------------------------------------------------------------------------
Net cash used by investing activities                                      (31,402)      (66,821)
-------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                                            5,220        50,580
Reductions of debt                                                          (2,518)       (5,500)
Payments from Minerals Group                                                11,238        11,685
Proceeds from exercise of stock options                                      1,383         1,035
Dividends paid                                                                (916)         (880)
Repurchase of common stock                                                    (716)       (3,964)
-------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                   13,691        52,956
-------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                    5,168         8,945
Cash and cash equivalents at beginning of period                            37,694        20,012
-------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                              $   42,862        28,957
=================================================================================================

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

      The Company provides holders of Pittston Brink's Group Common Stock ("Brink's Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the Brink's Group, in addition to consolidated financial information of the Company. Holders of Brink's Stock are shareholders of the Company, which is responsible for all liabilities. Therefore, financial developments affecting the Brink's Group, the Pittston BAX Group (the "BAX Group" formerly the Pittston Burlington Group) or the Pittston Minerals Group (the "Minerals Group") that affect the Company's financial condition could affect the results of operations and financial condition of each of the Groups. Accordingly, the Company's consolidated financial statements must be read in connection with the Brink's Group's financial statements.

(2) The following is a reconciliation between the calculation of basic and diluted net income per share:


                                                         Quarter Ended March 31
Brink's Group                                                1998          1997
--------------------------------------------------------------------------------
Numerator:
Net income - Basic and diluted net
   income per share numerator                          $   17,037        15,306

Denominator:
Basic weighted average common
   shares outstanding                                      38,477        38,189
Effect of dilutive securities:
   Employee stock options                                     604           419
--------------------------------------------------------------------------------

Diluted weighted average common
   shares outstanding                                      39,081        38,608
================================================================================

      Options to purchase 23 shares of common stock, at prices between $28.63 and $29.50 per share were outstanding for the quarter ended March 31, 1997, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

(3) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Brink's Group and the BHS segment for the first three months of 1998 and 1997 by $1,416 and $1,178, respectively. The effect of this change increased basic and diluted net income per common share of the Brink's Group by $.02 in the first three months of 1998 and 1997.

(4) Depreciation and amortization of property, plant and equipment in the first quarter of 1998 totaled $16,941 and $13,976 in 1997.

(5) Cash payments made for interest and income taxes, net of refunds received, were as follows:


                                                         Quarter Ended March 31
                                                          1998             1997
--------------------------------------------------------------------------------
Interest                                               $ 3,478            2,216
================================================================================
Income taxes                                           $ 1,279            3,650
================================================================================

      During the quarter ended March 31, 1998, Brink's recorded the following noncash items in connection with the acquisition of substantially all of the remaining shares of its affiliate in France; the seller financing of the equivalent of US $27,500 and the assumption of $41,400 of existing Brink's France debt. See further discussion below.

(6) In the first quarter of 1998, the Brink's Group purchased 62% (representing nearly all the remaining shares) of its French affiliate ("Brink's S.A.") for payments aggregating US $39,000 over three years. The acquisition was funded through an initial payment made at closing of $8,789 and a note to the seller for a principal amount of approximately the equivalent of US $27,500 payable in annual installments plus interest through 2001. The acquisition has been accounted for as a purchase, and accordingly, the purchase price is being allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. Based on a preliminary evaluation which is subject to additional review, the estimated fair value of the additional assets recorded, including goodwill, approximated $134,100 and included $9,200 in cash. Estimated liabilities assumed of $97,800 included previously existing debt of approximately $41,400. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is being amortized over forty years. Brink's S.A. had annual 1997 revenues approximating the equivalent of U.S. $220,000.

(7) Under the share repurchase programs authorized by the Board of Directors, the Company purchased shares in the periods presented as follows:


                                                       Quarter Ended March 31
      (Dollars in millions)                             1998             1997
      ------------------------------------------------------------------------
      Brink's Stock:
        Shares                                            --          153,000
        Cost                                         $    --              4.0

      Convertible Preferred Stock:
        Shares                                           355               --
        Cost                                         $   0.1               --
        Excess carrying amount (a)                   $  0.02               --
      ------------------------------------------------------------------------

      (a) The excess of the carrying amount of the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Statement of Operations.

      At March 31, 1998, the Company had the remaining authority to purchase over time 1,056 shares of Brink's Stock and an additional $24,236 of its Convertible Preferred Stock. The aggregate purchase price limitation for all common stock was $21,398 at March 31, 1998.

(8) The Brink's Group adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," in the first quarter of 1998. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. Total comprehensive income, which is composed of net income and foreign currency translation adjustments, for the quarters ended March 31, 1998 and 1997 was $15,262 and $11,202, respectively.

      Effective January 1, 1998, the Brink's Group implemented a new AICPA Statement of Position ("SOP") No. 98-1 "Accounting for the Costs of Computer Software Developed for Internal Use". SOP No. 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software.

(9) The Brink's Group will adopt a new accounting standard, SFAS No. 131, "Disclosures and Segments of an Enterprise and Related Information," in the financial statements for the year ended December 31, 1998. SFAS No. 131 requires publicly-held companies to report financial and descriptive information about operating segments in financial statements issued to shareholders for interim and annual periods. SFAS No. 131 also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The adoption of this SFAS is not expected to have a material impact on the financial statements of the Brink's Group.

(10) Certain prior period amounts have been reclassified to conform to the current period's financial statement presentation.

(11) In the opinion of management, all adjustments have been made which are necessary for a fair presentation of results of operations and financial condition for the periods reported herein. All such adjustments are of a normal recurring nature.

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

The Company provides holders of Pittston Brink's Group Common Stock ("Brink's Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the Brink's Group, in addition to consolidated financial information of the Company. Holders of Brink's Stock are shareholders of the Company, which is responsible for all liabilities. Therefore, financial developments affecting the Brink's Group, the Pittston BAX Group (the "BAX Group" formerly the Pittston Burlington Group) or the Pittston Minerals Group (the "Minerals Group") that affect the Company's financial condition could affect the results of operations and financial condition of each of the Groups. Accordingly, the Company's consolidated financial statements must be read in connection with the Brink's Group's financial statements.

The following discussion is a summary of the key factors management considers necessary in reviewing the Brink's Group's results of operations, liquidity and capital resources. This discussion must be read in conjunction with the financial statements and related notes of the Brink's Group and the Company.

                              RESULTS OF OPERATIONS


                                                        Quarter Ended March 31
(In thousands)                                          1998              1997
================================================================================
Operating revenues:
Brink's                                            $ 261,923           209,199
BHS                                                   48,410            42,185
-------------------------------------------------------------------------------
Total operating revenues                           $ 310,333           251,384
================================================================================

Operating profit:

Brink's                                            $  21,919            15,801
BHS                                                   13,502            12,779
-------------------------------------------------------------------------------
Segment operating profit                              35,421            28,580
General corporate expense                             (4,089)           (1,788)
-------------------------------------------------------------------------------
Total operating profit                             $  31,332            26,792
================================================================================

The Brink's Group net income totaled $17.0 million ($0.44 per share) in the first quarter of 1998 compared with $15.3 million ($0.40 per share) in the first quarter of 1997. Operating profit for the 1998 first quarter increased to $31.3 million from $26.8 million in the first quarter of 1997. Included in the 1998 quarter's operating results was a pre-tax charge of $2.0 million ($0.03 per share) for the Brink's Group's share of expenses relating to a retirement agreement between the Company and its former Chairman and CEO. The increase in net income and operating profit for the 1998 first quarter compared with the same period of 1997 was attributable to improved operating earnings for the Brink's and BHS businesses. Revenues for the 1998 first quarter increased $58.9 million or 23% compared with the 1997 first quarter, of which $52.7 million was from Brink's and $6.2 million was from BHS. Operating expenses and selling, general and administrative expenses for the 1998 first quarter increased $56.0 million or 25% compared with the same period last year, of which $48.2 million was from Brink's and $5.5 million was from BHS. Net interest expense during the first quarter of 1998 increased $1.4 million due largely to higher average interest rates and borrowings used to fund the acquisitions of Brink's affiliates in Venezuela and France in early 1997 and 1998, respectively.

BRINK'S
The following is a table of selected financial data for Brink's on a comparative basis:


                                                         Quarter Ended March 31
(In thousands)                                           1998              1997
================================================================================
Operating revenues:

  North America (United States and Canada)          $ 129,367           110,772
  Latin America                                        76,492            59,696
  Europe                                               49,813            32,628
  Asia/Pacific                                          6,251             6,103
--------------------------------------------------------------------------------
Total operating revenues                              261,923           209,199

Operating expenses                                    209,386           167,056
Selling, general and administrative expenses           31,604            25,721
--------------------------------------------------------------------------------
Total costs and expenses                              240,990           192,777
--------------------------------------------------------------------------------
Other operating income (expense), net                     986              (621)
--------------------------------------------------------------------------------
Operating profit:

  North America (United States and Canada)             10,067             7,754
  Latin America                                        10,677             7,437
  Europe                                                  825               376
  Asia/Pacific                                            350               234
--------------------------------------------------------------------------------
Total operating profit                              $  21,919            15,801
================================================================================

Depreciation and amortization                       $   8,419             7,547
================================================================================

Cash capital expenditures                           $  13,303             9,814
================================================================================

Brink's consolidated revenues totaled $261.9 million in the first quarter of 1998 compared with $209.2 million in the first quarter of 1997. Brink's operating profit of $21.9 million in the first quarter of 1998 represented a $6.1 million (39%) increase over the $15.8 million operating profit reported in the prior year quarter reflecting increases in all geographic regions. The revenue increase of $52.7 million (25%) was offset, in part, by increases in operating expenses and selling, general and administrative expenses of $48.2 million.

Revenues from North American operations (United States and Canada) increased $18.6 million (17%) to $129.4 million in the 1998 first quarter from $110.8 million in the prior year quarter. North American operating profit increased $2.3 million (30%) to $10.1 million in the current year quarter. The revenue and operating profit improvements for 1998 primarily resulted from improved armored car operations, which include ATM services.

In Latin America, revenues and operating profit increased 28% to $76.5 million and 44% to $10.7 million, respectively, from the first quarter of 1997 to the first quarter of 1998. The increase in revenues and operating profits includes the impact of three months of consolidated results from the acquired operation in Venezuela versus only two months of consolidated results in the 1997 quarter, as well as strong results in Venezuela and Colombia which were offset, in part, by costs associated with start-up operations in Argentina.

Revenues and operating profit from European operations amounted to $49.8 million and $0.8 million, respectively, in the first quarter of 1998. These amounts represented increases of $17.2 million (53%) and $0.4 million (119%) from the comparable quarter of 1997. The increase in revenues was primarily due to the the acquisition of nearly all of the remaining shares of the affiliate in France in the first quarter of 1998 (discussed in more detail below). The increase in operating profits reflects improved results from operations in France, as well as the increased ownership. This improvement was partially offset by lower results in Belgium caused by six weeks of industry-wide labor unrest in the armored car industry in that country which was resolved in the quarter.

Revenues and operating profit from Asia/Pacific operations in the first quarter of 1998 were $6.3 million and $0.4 million, respectively, compared to $6.1 million and $0.2 million, respectively, in the 1997 quarter.

BHS
The following is a table of selected financial data for BHS on a comparative basis:


                                                        Quarter Ended March 31
(Dollars in thousands)                                   1998             1997
================================================================================
Operating revenues                                  $  48,410           42,185

Operating expenses                                     24,046           20,852
Selling, general and administrative expenses           10,862            8,554
--------------------------------------------------------------------------------
Total costs and expenses                               34,908           29,406
--------------------------------------------------------------------------------
Operating profit:
   Monitoring and service                              17,182           14,590
   Net marketing, sales and installation               (3,680)          (1,811)
--------------------------------------------------------------------------------

Total operating profit                              $  13,502           12,779
================================================================================

Depreciation and amortization                       $   8,802            6,666
================================================================================

Cash capital expenditures                           $  18,459           16,520
================================================================================

Annualized recurring revenues (a)                   $ 160,422          132,598
================================================================================

Number of subscribers:
   Beginning of period                                511,532          446,505
   Installations                                       26,750           25,590
   Disconnects                                         (9,675)          (8,088)
--------------------------------------------------------------------------------
End of period                                         528,607          464,007
================================================================================

(a) Annualized recurring revenues are calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for monitoring, maintenance and related services.

Revenues for BHS increased by $6.2 million (15%) to $48.4 million in the first quarter of 1998 from $42.2 million in the 1997 quarter. The increase in revenues was due to higher ongoing monitoring and service revenues, reflecting a 14% increase in the subscriber base as well as higher average monitoring fees. As a result of such growth, annualized recurring revenues at the end of the first quarter of 1998 grew 21% over the amount in effect at the end of the first quarter of 1997. Installation revenue for the first quarter of 1998 decreased 6% over the same 1997 period. While the number of new security system installations increased, the revenue per installation decreased as compared to the 1997 period, in response to continuing aggressive installation marketing and pricing by competitors.

Operating profit of $13.5 million in the first quarter of 1998 represented an increase of $0.7 million (5%) compared to the $12.8 million earned in the 1997 first quarter. Operating profit generated from monitoring and service activities increased $2.6 million (18%) and was favorably impacted by the 14% growth in the subscriber base combined with the higher average monitoring fees. Cash margins per subscriber resulting from this portion of the business increased slightly from the first quarter of 1997. Operating losses from marketing, sales and installation activities increased $1.9 million in the first quarter of 1998 as compared to 1997. This increase is due to higher levels of sales and marketing costs incurred and expensed combined with lower levels of installation revenue. Both of these factors are a consequence of the competitive environment in the residential security market.

As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Brink's Group and the BHS segment for the quarter ended March 31, 1998 and 1997 by $1.4 million and $1.2 million, respectively. The effect of this change increased basic and diluted net income per common share of the Brink's Group by $.02 in the first three months of 1998 and 1997.

FOREIGN OPERATIONS
A portion of the Brink's Group's financial results is derived from activities in foreign countries, each with a local currency other than the U.S. dollar. Because the financial results of the Brink's Group are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The Brink's Group's international activity is not concentrated in any single currency, which limits the risks of foreign currency rate fluctuations. In addition, these rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The Brink's Group routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Company, on behalf of the Brink's Group, from time to time, uses foreign currency forward contracts to hedge the risks associated with such transactions. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. In addition, translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. A subsidiary in Venezuela and an affiliate in Mexico operate in such highly inflationary economies. Prior to January 1, 1998, the economy in Brazil, in which the Brink's Group has a subsidiary, was considered highly inflationary.

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

CORPORATE EXPENSES
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Brink's Group based on utilization and other methods and criteria which management believes to be an equitable and a reasonable estimate of the costs attributable to the Brink's Group. These attributions were $4.1 million and $1.8 million for the first quarter of 1998 and 1997, respectively. The increase in the 1998 quarter is mainly due to a pre-tax charge of approximately $5.8 million related to a retirement agreement between the Company and its former Chairman and CEO. Approximately $2.0 million of these expenses have been attributed to the Brink's Group.

OTHER OPERATING INCOME AND EXPENSE, NET
Other operating income and expense, net consists primarily of net equity earnings of Brink's foreign affiliates. These net equity earnings amounted to income of $0.9 million and expense of $0.7 million for the first quarters of 1998 and 1997, respectively. The favorable change is primarily due to improvement in the earnings of Brink's former equity affiliate in France. This formerly 38% owned affiliate became a consolidated subsidiary in the first quarter of 1998 as discussed in more detail below.

NET INTEREST EXPENSE
Net interest expense increased from $1.6 million in the first quarter of 1997 to $3.0 million in the first quarter of 1998. This increase is predominantly due to higher average borrowings related to acquisitions, as well as higher average interest rates largely attributed to foreign borrowings.

OTHER EXPENSE, NET
Other expense, net which principally includes foreign translation gains and losses and minority interest earnings or losses of Brink's subsidiaries, decreased for the first quarter of 1998 by $0.3 million. The lower level of expense during the 1998 period reflects an increase in foreign translation gains partially offset by higher minority ownership expense associated with Venezuela.

INCOME TAXES
The effective tax rate in the first quarter of 1998 was 37%. This is an increase from the comparable period in 1997 which had an effective tax rate of 35%. The 1997 rate was lower due to lower taxes on foreign income.

FINANCIAL CONDITION

A portion of the Company's corporate assets and liabilities has been attributed to the Brink's Group based upon utilization of the shared services from which assets and liabilities are generated. Management believes this attribution to be an equitable and a reasonable estimate of the cost attributable to the Brink's Group.

CASH FLOW REQUIREMENTS
Cash provided by operating activities amounted to $22.9 million in the first three months of 1998, which is essentially unchanged from the 1997 level. Significant sources of cash flow primarily include net income and noncash charges offset by funds used to finance working capital. Cash generated from operating activities was not sufficient to fund investing activities, primarily capital expenditures. However, additional borrowings and repayments from the Minerals Group resulted in an increase of $5.2 million in cash and cash equivalents in the first three months of 1998.

In the first quarter of 1998, Brink's purchased 62% (representing nearly all the remaining shares) of its French affiliate ("Brink's S.A.") for payments aggregating US $39 million over three years. The acquisition was funded through an initial payment made at closing of $8.8 million and a note to the seller for a principal amount of $27.5 million payable in annual installments plus interest through 2001. The acquisition has been accounted for as a purchase, and accordingly, the purchase price is being allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. Based on a preliminary evaluation which is subject to additional review, the estimated fair value of the additional assets recorded, including goodwill, approximated $134.1 million and included $9.2 million in cash. Estimated liabilities assumed of $97.8 million included previously existing debt of approximately $41.4 million. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is being amortized over forty years. Brink's S.A. had annual 1997 revenues approximating the equivalent of US $220 million.

CAPITAL EXPENDITURES
Cash capital expenditures for the first quarter of 1998 totaled $31.9 million, of which $18.5 million was spent by BHS and $13.3 million was spent by Brink's. Cash capital expenditures totaled $26.4 million in the 1997 quarter. Expenditures incurred by BHS in the first quarter of 1998 were primarily for customer installations, representing the expansion in the subscriber base, while expenditures incurred by Brink's were primarily for expansion, replacement or maintenance of ongoing business operations. For the remainder of 1998, cash capital expenditures are expected to range between $105 million and $110 million.

FINANCING
The Brink's Group intends to fund cash capital expenditures through cash flow from operating activities or through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or other borrowing arrangements or repayments from the Minerals Group.

Total outstanding debt at March 31, 1998 was $125.6 million, $70.3 million higher than the $55.3 million reported at December 31, 1997. The increase in debt is attributable to debt associated with the acquisition of Brink's affiliate in France as previously discussed.

The Company has a $350.0 million credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million. As of March 31, 1998 and December 31, 1997, borrowings of $100.0 million were outstanding under the term loan portion of the Facility and $80.8 million and $25.9 million, respectively, of additional borrowings were outstanding under the remainder of the Facility. No portion of the total amount outstanding under the Facility at March 31, 1998 or December 31, 1997, was attributable to the Brink's Group.

RELATED PARTY TRANSACTIONS
At March 31, 1998, under an interest bearing borrowing arrangement, the Minerals Group owed the Brink's Group $15.8 million, a decrease of $11.2 million from the $27.0 million owed at December 31, 1997.

At March 31, 1998, the Brink's Group owed the Minerals Group $21.9 million compared to the $19.4 million owed at December 31, 1997 for tax payments representing the Minerals Group's tax benefits utilized by the Brink's Group in accordance with the Company's tax sharing policy. Of the total tax benefits owed to the Minerals Group at March 31, 1998, $19.0 million is expected to be paid within one year.

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

CAPITALIZATION
The Company has three classes of common stock: Brink's Stock, Pittston BAX Group Common Stock ("BAX Stock") and Pittston Minerals Group Common Stock ("Minerals Stock") which were designed to provide shareholders with separate securities reflecting the performance of the Brink's Group, BAX Group and Minerals Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting any of the Groups. The Brink's Group consists of the Brink's and BHS operations of the Company. The BAX Group consists of the BAX Global Inc. ("BAX Global") operations of the Company. The Minerals Group consists of the Pittston Coal Company ("Coal Operations") and Pittston Mineral Ventures ("Mineral Ventures") operations of the Company. The Company prepares separate financial statements for the Brink's, BAX and Minerals Groups, in addition to consolidated financial information of the Company.

Effective May 4, 1998, the designation of Pittston Burlington Group Common Stock and the name of the Pittston Burlington Group were changed to Pittston BAX Group Common Stock and Pittston BAX Group, respectively. All rights and privileges of the holders of such Stock are otherwise unaffected by such changes. The stock continues to trade on the New York Stock Exchange under the symbol "PZX".

Under the share repurchase programs authorized by the Board of Directors (the "Board"), the Company purchased shares in the periods presented as follows:


                                                         Quarter Ended March 31
(Dollars in millions)                                     1998             1997
--------------------------------------------------------------------------------
Brink's Stock:
  Shares                                                    --          153,000
  Cost                                                  $   --             4.0

Convertible Preferred Stock:
  Shares                                                   355               --
  Cost                                                  $  0.1               --
  Excess carrying amount (a)                            $ 0.02               --
================================================================================

(a) The excess of the carrying amount of the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Statement of Operations.

The Company's remaining repurchase authority with respect to the Convertible Preferred Stock as of March 31, 1998 was $24.2 million. As of March 31, 1998, the Company had remaining authority to purchase over time 1.1 million shares of Brink's Stock. The aggregate purchase price limitation for all common stock was $21.4 million as of March 31, 1998.

DIVIDENDS
The Board intends to declare and pay dividends, if any, on Brink's Stock based on the earnings, financial condition, cash flow and business requirements of the Brink's Group. Since the Company remains subject to Virginia law limitations on dividends, losses by the Minerals Group or the BAX Group could affect the Company's ability to pay dividends in respect of stock relating to the Brink's Group.

During the first three months of 1998 and 1997, the Board declared and the Company paid cash dividends of 2.5 cents per share of Brink's Stock. Dividends paid on the Convertible Preferred Stock in each of the first quarters of 1998 and 1997 were $0.9 million.

ACCOUNTING CHANGES
The Brink's Group adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", in the first quarter of 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. Total comprehensive income, which is composed of net income and foreign currency translation adjustments, for the quarters ended March 31, 1998 and 1997 was $15.3 million and $11.2 million, respectively.

Effective January 1, 1998, the Brink's Group implemented a new AICPA Statement of Position ("SOP") No. 98-1 "Accounting for the Costs of Computer Software Developed for Internal Use". SOP No. 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software.

PENDING ACCOUNTING CHANGES
The Brink's Group will implement SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", in the financial statements for the year ended December 31, 1998. SFAS No. 131 requires publicly-held companies to report financial and descriptive information about operating segments in financial statements issued to shareholders for interim and annual periods. The SFAS also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The adoption of this SFAS is not expected to have a material impact on the financial statements of the Brink's Group.

FORWARD LOOKING INFORMATION
Certain of the matters discussed herein, including statements regarding the readiness for Year 2000, involve forward looking information which is subject to known and unknown risks, uncertainties, and contingencies which could cause actual results, performance or achievements to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the Brink's Group and the Company, include, but are not limited to, overall economic and business conditions, the demand for the Brink's Group's services, pricing and other competitive factors in the industry, new government regulations and/or legislative initiatives, variations in costs or expenses, changes in the scope of Year 2000 initiatives, and delays or problems in the implementation of Year 2000 initiatives by the Brink's Group and/or its suppliers and customers.

                               PITTSTON BAX GROUP
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                March 31      December 31
                                                                    1998             1997
==========================================================================================
                                                             (Unaudited)


ASSETS
Current assets:
Cash and cash equivalents                                    $    27,570           28,790
Accounts receivable (net of estimated amount uncollectible:
   1998 - $10,889; 1997 -$10,110)                                302,168          306,806
Inventories, at lower of cost or market                            1,501            1,359
Prepaid expenses                                                  12,416           11,050
Deferred income taxes                                              6,860            7,159
------------------------------------------------------------------------------------------
Total current assets                                             350,515          355,164

Property, plant and equipment, at cost (net of accumulated depreciation and amortization:
   1998 - $83,385; 1997 - $78,815)                               147,303          128,632
Intangibles, net of accumulated amortization                     175,667          174,791
Deferred pension assets                                            7,192            7,600
Deferred income taxes                                             20,710           19,814
Other assets                                                      19,111           15,442
==========================================================================================
Total assets                                                 $   720,498          701,443
==========================================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term borrowings                                        $    42,205           31,071
Current maturities of long-term debt                               3,214            3,176
Accounts payable                                                 195,014          194,489
Payable - Pittston Minerals Group                                  5,000            4,966
Accrued liabilities                                               74,721           78,363
------------------------------------------------------------------------------------------
Total current liabilities                                        320,154          312,065

Long-term debt, less current maturities                           53,629           37,016
Postretirement benefits other than pensions                        3,629            3,518
Deferred income taxes                                              1,411            1,447
Payable - Pittston Minerals Group                                 14,564           13,239
Other liabilities                                                  8,117           10,448
Shareholder's equity                                             318,994          323,710
------------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                   $   720,498          701,443
==========================================================================================

See accompanying notes to financial statements.

                               PITTSTON BAX GROUP
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)


                                                        Quarter Ended March 31
                                                        1998              1997
================================================================================
Operating revenues                                 $ 402,433           371,409

Costs and expenses:
Operating expenses                                   362,339           330,911
Selling, general and administrative expenses          43,614            32,171
--------------------------------------------------------------------------------
Total costs and expenses                             405,953           363,082
--------------------------------------------------------------------------------
Other operating (expense) income, net                   (133)              649
--------------------------------------------------------------------------------
Operating (loss) profit                               (3,653)            8,976
Interest income                                          259               330
Interest expense                                      (1,218)             (946)
Other expense, net                                       (98)             (281)
--------------------------------------------------------------------------------
(Loss) income before income taxes                     (4,710)            8,079
(Credit) provision for income taxes                   (1,744)            2,991
--------------------------------------------------------------------------------
Net (loss) income                                  $  (2,966)            5,088
================================================================================

Net (loss) income per common share:
  Basic                                            $    (.15)              .26
  Diluted                                               (.15)              .26
--------------------------------------------------------------------------------

Cash dividends per common share                    $     .06               .06
--------------------------------------------------------------------------------

Weighted average common shares outstanding:
  Basic                                               19,477            19,406
  Diluted                                             19,477            19,820
================================================================================

See accompanying notes to financial statements.

                               PITTSTON BAX GROUP
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                                             Quarter Ended March 31
                                                                             1998              1997
====================================================================================================
Cash flows from operating activities:
Net (loss) income                                                      $   (2,966)            5,088
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                            7,667             6,959
   Provision for aircraft heavy maintenance                                 8,733             8,186
   Credit for deferred income taxes                                          (463)             (190)
   (Credit) provision for pensions, noncurrent                                (24)              567
   Provision for uncollectible accounts receivable                          1,110               699
   Other operating, net                                                     1,317               556
   Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
      Decrease (increase) in accounts receivable                           15,903           (12,629)
      (Increase) decrease in inventories                                     (142)               78
      Increase in prepaid expenses                                         (1,928)           (1,941)
      (Decrease) increase in accounts payable and accrued liabilities      (9,795)            6,245
      Decrease (increase) in other assets                                     583              (150)
      Decrease in other liabilities                                        (1,108)             (444)
      Other, net                                                           (1,444)              776
----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                  17,443            13,800
----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                                (24,379)           (6,207)
Proceeds from disposal of property, plant and equipment                       115               115
Aircraft heavy maintenance                                                 (9,659)           (9,473)
Other, net                                                                 (2,406)            2,106
----------------------------------------------------------------------------------------------------
Net cash used by investing activities                                     (36,329)          (13,459)
----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                                          25,341               622
Reductions of debt                                                         (3,960)           (1,225)
Payments from Minerals Group                                                   --             6,002
Proceeds from exercise of stock options                                       905               263
Dividends paid                                                             (1,106)           (1,080)
Repurchase of common stock                                                 (3,514)           (2,550)
----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                  17,666             2,032
----------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                       (1,220)            2,373
Cash and cash equivalents at beginning of period                           28,790            17,818
----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                             $   27,570            20,191
====================================================================================================

See accompanying notes to financial statements.

                               PITTSTON BAX GROUP
                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

(1) The financial statements of the Pittston BAX Group (the "BAX Group") include the balance sheets, results of operations and cash flows of the BAX Global Inc. ("BAX Global") operations of The Pittston Company (the "Company"), and a portion of the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The BAX Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate amounts reflected in these financial statements are determined based upon methods which management believes to be a reasonable and an equitable estimate of the cost attributable to the BAX Group.

      The Company provides holders of Pittston BAX Group Common Stock ("BAX Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the BAX Group, in addition to consolidated financial information of the Company. Holders of BAX Stock are shareholders of the Company, which is responsible for all liabilities. Therefore, financial developments affecting the BAX Group, the Pittston Brink's Group (the "Brink's Group") and the Pittston Minerals Group (the "Minerals Group") that affect the Company's financial condition could affect the results of operations and financial condition of each of the Groups. Accordingly, the Company's consolidated financial statements must be read in connection with the BAX Group's financial statements.

      Effective May 4, 1998, the designation of Pittston Burlington Group Common Stock and the name of the Pittston Burlington Group were changed to Pittston BAX Group Common Stock and Pittston BAX Group, respectively. All rights and privileges of the holders of such Stock are otherwise unaffected by such changes. The stock continues to trade on the New York Stock Exchange under the symbol "PZX".

(2) The following is a reconciliation between the calculation of basic and diluted net income per share:


                                                          Quarter Ended March 31
BAX Group                                                     1998          1997
--------------------------------------------------------------------------------
Numerator:
Net (loss) income - Basic and diluted net
   income per share numerator                           $   (2,966)        5,088

Denominator:
Basic weighted average common
   shares outstanding                                       19,477        19,406
Effect of dilutive securities:
   Employee stock options                                        --          414
--------------------------------------------------------------------------------
Diluted weighted average common
   shares outstanding                                       19,477        19,820
================================================================================

      Options to purchase 2,366 shares of common stock, at prices between $5.78 and $27.91 per share, were outstanding as of March 31, 1998 but were not included in the computation of diluted net loss per share because the effect of all options would be antidilutive. Options to purchase 42 shares of common stock, at prices between $19.81 and $21.13 per share, were outstanding as of March 31, 1997 but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

(3) Depreciation and amortization of property, plant and equipment in the first quarters of 1998 and 1997 totaled $6,006 and $5,315, respectively.

(4) Cash payments made for interest and income taxes, net of refunds received, were as follows:


                                                       Quarter Ended March 31
                                                        1998             1997
--------------------------------------------------------------------------------
Interest                                            $    826              829
================================================================================
Income taxes                                        $  3,746              867
================================================================================

(5) On April 30, 1998, BAX Global acquired the privately held Air Transport International LLC ("ATI") for a purchase price of approximately $29,000. The acquisition was funded through the revolving credit portion of the Company's credit agreement with a syndicate of banks and will be accounted for as a purchase.

(6) Under the share repurchase programs authorized by the Board of Directors, the Company purchased shares in the periods presented as follows:


                                                      Quarter Ended March 31
      (Dollars in millions)                               1998          1997
      -----------------------------------------------------------------------
      BAX Stock:
        Shares                                         177,532       132,100
        Cost                                         $     3.5           2.6

      Convertible Preferred Stock:
        Shares                                             355            --
        Cost                                         $     0.1            --
        Excess carrying amount (a)                   $    0.02            --
      =======================================================================

      (a) The excess of the carrying amount of the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Statement of Operations.

      At March 31, 1998, the Company had the remaining authority to purchase over time 915 shares of BAX Stock and an additional $24,236 of its Convertible Preferred Stock. The aggregate purchase price limitation for all common stock was $21,398 at March 31, 1998.

(7) The BAX Group adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", in the first quarter of 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. Total comprehensive (loss) income, which is composed of net
      (loss) income and foreign currency translation adjustments, for the quarters ended March 31, 1998 and 1997 was $2,566 and $3,653, respectively.

      Effective January 1, 1998, the BAX Group implemented a new AICPA Statement of Position ("SOP") No. 98-1 "Accounting for the Costs of Computer Software Developed for Internal Use". SOP No. 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. As a result of the implementation of SOP No. 98-1, net loss for the quarter ended March 31, 1998, included a benefit of approximately $792 or $.04 per share for costs capitalized during the quarter which would have been expensed prior to the implementation of SOP No. 98-1.

(8) The BAX Group will adopt a new accounting standard, SFAS No. 131, "Disclosures and Segments of an Enterprise and Related Information," in the financial statements for the year ended December 31, 1998. SFAS No. 131 requires publicly-held companies to report financial and descriptive information about operating segments in financial statements issued to shareholders for interim and annual periods. SFAS No. 131 also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The adoption of this SFAS is not expected to have a material impact on the financial statements of the BAX Group.

(9) Certain prior period amounts have been reclassified to conform to the current period's financial statement presentation.

(10) In the opinion of management, all adjustments have been made which are necessary for a fair presentation of results of operations and financial condition for the periods reported herein. All such adjustments are of a normal recurring nature.

                               PITTSTON BAX GROUP
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

The financial statements of the Pittston BAX Group (the "BAX Group") include the balance sheets, results of operations and cash flows of BAX Global Inc. ("BAX Global") operations of The Pittston Company (the "Company") and a portion of the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The BAX Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate amounts reflected in these financial statements are determined based upon methods which management believes to be a reasonable and an equitable estimate of the cost attributable to the BAX Group.

Effective May 4, 1998, the designation of Pittston Burlington Group Common Stock and the name of the Pittston Burlington Group were changed to Pittston BAX Group Common Stock and Pittston BAX Group, respectively. All rights and privileges of the holders of such Stock are otherwise unaffected by such changes. The stock continues to trade on the New York Stock Exchange under the symbol "PZX".

The Company provides holders of Pittston BAX Group Common Stock ("BAX Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the BAX Group in addition to consolidated financial information of the Company. Holders of BAX Stock are shareholders of the Company, which continues to be responsible for all liabilities. Therefore, financial developments affecting the BAX Group, the Pittston Brink's Group (the "Brink's Group") or the Pittston Minerals Group (the "Minerals Group") that affect the Company's financial condition could affect the results of operations and financial condition of each of the Groups. Accordingly, the Company's consolidated financial statements must be read in connection with the BAX Group's financial statements.

The following discussion is a summary of the key factors management considers necessary in reviewing the BAX Group's results of operations, liquidity and capital resources. This discussion must be read in conjunction with the financial statements and related notes of the BAX Group and the Company.

BAX Global's freight business has tended to be seasonal, with a significantly higher volume of shipments generally experienced during March, June and the period August through November than during the other periods of the year. The lowest volume of shipments has generally occurred in January and February.

                              RESULTS OF OPERATIONS


                                                        Quarter Ended March 31
(In thousands)                                          1998              1997
================================================================================
Operating revenues:
BAX Global                                        $  402,433           371,409
================================================================================

Operating profit (loss):
BAX Global                                        $      430            10,756
General corporate expense                             (4,083)           (1,780)
--------------------------------------------------------------------------------
Operating (loss) profit                           $   (3,653)            8,976
================================================================================

In the first quarter of 1998, the BAX Group reported a net loss of $3.0 million ($0.15 per share) as compared to net income of $5.1 million ($0.26 per share) in the first quarter of 1997. Revenues increased $31.0 million or 8% compared with the 1997 first quarter. Operating expenses and selling, general and administrative expenses for the 1998 first period increased $42.9 million (12%) compared with the same quarter last year. Operating losses in the first quarter 1998 totaled $3.7 million compared to operating profit of $9.0 million in the prior year quarter. Included in the current quarter was a pre-tax charge of $2.0 million ($0.06 per share) for the BAX Group's share of expenses related to a retirement agreement between the Company and its former Chairman and CEO. The first quarter also includes a net pre-tax charge of approximately $3.5 million

($1.9 million international and $1.6 million intra-U.S.) related to incremental information technology expenditures including Year 2000 expenses, partially offset by several non-recurring items.

BAX GLOBAL
The following is a table of selected financial data for BAX Global on a comparative basis:


(In thousands - except per                                   Quarter Ended March 31
pound/shipment amounts)                                      1998              1997
===================================================================================
Operating revenues:
   Intra-U.S.:
   Expedited freight services                         $   147,398           136,672
   Other (a)                                                  945             1,721
------------------------------------------------------------------------------------
Total Intra-U.S.                                          148,343           138,393
   International:
   Expedited freight services (a)                         206,452           198,129
   Other (a)                                               47,638            34,887
------------------------------------------------------------------------------------
Total International                                       254,090           233,016
------------------------------------------------------------------------------------
Total operating revenues                                  402,433           371,409

Operating expenses                                        362,339           330,911
Selling, general and administrative expenses               39,531            30,391
------------------------------------------------------------------------------------
Total costs and expenses                                  401,870           361,302
Other operating (expense) income, net                        (133)              649
------------------------------------------------------------------------------------
Operating profit (loss):
   Intra-U.S.                                              (4,977)            4,117
   International                                            5,407             6,639
------------------------------------------------------------------------------------
Total operating profit                                $       430            10,756
===================================================================================

Depreciation and amortization                         $     7,609             6,908
------------------------------------------------------------------------------------
Cash capital expenditures                             $    24,275             6,175
------------------------------------------------------------------------------------

Expedited freight services
   shipment growth rate (b)                                  1.2%             (1.8%)

Expedited freight services
 weight growth rate (b):
   Intra-U.S.                                                8.9%              0.8%
   International                                             8.8%              2.5%
   Worldwide                                                 8.8%              1.7%
===================================================================================

Expedited freight services
   weight (millions of pounds)                              381.5             350.5

Expedited freight services
   shipments (thousands)                                    1,290             1,275
===================================================================================

Worldwide expedited freight services:
   Yield (revenue per pound) (a)                      $      .928              .955
   Revenue per shipment (a)                           $       274               263
   Weight per shipment (pounds)                               296               275
===================================================================================

(a) Prior period's international expedited freight revenues have been reclassified to conform to the current period classification.

(b) Compared to the same period in the prior year.

BAX Global's first quarter 1998 operating profit amounted to $0.4 million, a decrease of $10.4 million from the $10.8 million reported in the first quarter of 1997. The first quarter included a net pre-tax charge of approximately $3.5 million ($1.9 million international and $1.6 million intra-U.S.) related to incremental information technology expenditures including Year 2000 expenses, partially offset by several non-recurring items. Worldwide revenues increased 8% to $402.4 million from $371.4 million in the 1997 quarter. The $31.0 million growth in revenues principally reflects a 9% increase in worldwide expedited freight services pounds shipped, which reached 381.5 million pounds in the first quarter of 1998, offset by a 3% decrease in average yield on this volume. In addition, non-expedited freight services revenues, increased $12.0 million (33%) during the first quarter of 1998 as compared to the same quarter in 1997 reflecting increases in ocean freight services and logistics revenues. Worldwide expenses amounted to $401.9 million, $40.6 million (11%) higher than in the first quarter of 1997.

In the first quarter of 1998, BAX Global's intra-U.S. revenues increased from $138.4 million to $148.3 million. This $9.9 million (7%) increase was primarily due to an increase of $10.7 million in intra-U.S. expedited freight services revenues. The higher level of intra-U.S. expedited freight services revenues in 1998 was due to a 9% increase in weight shipped. Intra-U.S. operating results during the first quarter of 1998, excluding the previously mentioned net charge of $1.6 million, decreased $7.5 million from the $4.1 million of operating profit earned in the first quarter of 1997. The decrease was primarily due to the lower than expected volume combined with higher transportation costs. Intra-U.S. transportation costs in the quarter were higher than 1997 first quarter levels, due in part, to efforts to enhance service levels. Transportation costs were also unfavorably impacted by service disruptions caused mainly by equipment problems which were resolved during the quarter.

International revenues in the first quarter of 1998 increased $21.1 million (9%) to $254.1 million from the $233.0 million recorded in the first quarter of 1997. International expedited freight services revenue increased $8.3 million (4%) due to a 9% increase in weight shipped offset by a 4% decrease in average yield. The decrease in yield reflects a change in mix with less higher yielding export traffic to Asian markets combined with the absence of third party carrier surcharges which existed in the first quarter of 1997. In addition, international non-expedited freight services revenue increased $12.8 million (37%) in the first quarter of 1998 as compared to the same period in 1997 due to growth in both the logistics and ocean freight businesses. International operating profit in the first quarter of 1998, excluding the previously mentioned net charge of $1.9 million, increased $0.7 million (11%) from the $6.6 million recorded in the first quarter of 1997. Operating profit during the first quarter of 1998 benefited from improved U.S. export margins.

On April 30, 1998, BAX Global acquired the privately held Air Transport International LLC ("ATI") for a purchase price of approximately $29 million. The acquisition will be accounted for as a purchase. ATI is a U.S.-based freight and passenger airline which operates a certificated fleet of aircraft providing services to BAX Global and other customers. The ATI acquisition is part of BAX Global's strategy to improve the quality of its service offerings for its customers by increasing its control over flight operations. As a result of this acquisition, BAX Global suspended its efforts to start up its own certificated airline carrier operations.

During 1997, BAX Global began a BAX Process Innovation ("BPI") Program which was comprised of an extensive review of all aspects of the company's operations. Senior management from around the world, working with a major consulting firm, reviewed all areas of the business including sales, operations, finance, logistics and information technology.

In 1998, as a result of integrating BPI into BAX Global's continuous improvement program, the overall cost for information technology systems, business improvements and employee training was reduced from previous estimates of up to $200 million over the next two to three years. BAX Global's information technology expenditures, which will include substantial improvements to information systems, annual recurring capital costs, process improvement initiatives and spending for Year 2000 compliance initiatives, are now currently estimated at approximately $60 million per year for 1998 and 1999, approximately two-thirds of which may be capitalized. Additional details of the information technology and Year 2000 compliance initiatives are being further developed which may have an impact on future reported results.

FOREIGN OPERATIONS
A portion of the BAX Group's financial results is derived from activities in foreign countries, each with a local currency other than the U.S. dollar. Because the financial results of the BAX Group are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The BAX Group's international activity is not concentrated in any single currency, which limits the risks of foreign currency rate fluctuations. In addition, these rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The BAX Group routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Company, on behalf of the BAX Group, uses foreign currency forward contracts to hedge the risks associated with such transactions. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. In addition, translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. A subsidiary in Mexico operates in such a highly inflationary economy. Prior to January 1, 1998, the economy in Brazil, in which the BAX Group has a subsidiary, was considered highly inflationary.

The BAX Group is also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, controls on repatriation of earnings and capital, nationalization, political instability, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the BAX Group cannot be predicted.

CORPORATE EXPENSES
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the BAX Group based on utilization and other methods and criteria which management believes to be an equitable and a reasonable estimate of the costs attributable to the BAX Group. These attributions were $4.1 million and $1.8 million for the first quarters of 1998 and 1997, respectively. The increase in the 1998 period is mainly due to a pre-tax charge of approximately $5.8 million related to a retirement agreement between the Company and its former Chairman and CEO. Approximately $2.0 million of these expenses have been attributed to the BAX Group.

OTHER OPERATING INCOME AND EXPENSE, NET
Other operating income and expense, net decreased $0.8 million to an expense of $0.1 million in the first quarter of 1998, as compared to the same period in 1997. Other operating income and expense, net principally includes foreign exchange transaction gains and losses, and the changes for the comparable periods are due to normal fluctuations in such gains and losses.

INTEREST EXPENSE, NET
Net interest expense increased $0.3 million in the three month period ended March 31, 1998 as compared to the same period in 1997. The increase is due to higher levels of debt associated with investments in information technology.

INCOME TAXES
In both the 1998 and 1997 periods presented, the provision for income taxes exceeded the statutory federal income tax rate of 35% primarily due to provisions for state income taxes and goodwill amortization, partially offset by lower taxes on foreign income.

FINANCIAL CONDITION

A portion of the Company's corporate assets and liabilities has been attributed to the BAX Group based upon utilization of the shared services from which assets and liabilities are generated. Management believes this attribution to be an equitable and a reasonable estimate of the cost attributable to the BAX Group.

CASH FLOW REQUIREMENTS
Cash provided by operating activities during the first three months of 1998 totaled $17.4 million as compared to the $13.8 million generated in the first three months of 1997. The higher level of cash generated from operating activities was due to a decrease in the funding requirements for net operating assets and liabilities partially offset by lower earnings in the 1998 period. Cash generated from operating activities was not sufficient to fund net investing and share activities, resulting in an increase in net borrowings of $21.4 million.

CAPITAL EXPENDITURES
Cash capital expenditures for the first three months of 1998 and 1997 totaled $24.4 million and $6.2 million, respectively reflecting higher levels of investment in information technology systems. For the remainder of 1998, cash capital expenditures are expected to range between $45.0 million and $50.0 million, excluding any expenditures relating to the BPI program and other information technology systems. These expenditures will primarily relate to planned expansion for new facilities.

FINANCING
The BAX Group intends to fund its cash capital expenditure requirements through anticipated cash flows from operating activities or through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements, other borrowing arrangements or repayments from the Minerals Group.

Total outstanding debt was $99.0 million at March 31, 1998, an increase of $27.7 million from the $71.3 million reported at December 31, 1997. The net increase in debt primarily reflects borrowings to fund incremental information technology expenditures, including those relating to Year 2000 compliance.

The Company has a $350.0 million credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million. As of March 31, 1998 and 1997, borrowings of $100.0 million were outstanding under the term loan portion of the Facility and $80.8 million and $25.9 million, respectively, of additional borrowings were outstanding under the remainder of the Facility. Of the total outstanding amount under the Facility at March 31, 1998 and December 31, 1997, $28.4 million and $10.9 million, respectively, was attributed to the BAX Group.

RELATED PARTY TRANSACTIONS
At March 31, 1998 and December 31, 1997, the Minerals Group had no borrowings from the BAX Group.

At March 31, 1998, the BAX Group owed the Minerals Group $19.6 million versus $18.2 million at December 31, 1997 for tax payments representing Minerals Group's tax benefits utilized by the BAX Group in accordance with the Company's tax sharing policy. Of the total tax benefits owed to the Minerals Group at March 31, 1998, $5.0 million is expected to be paid within one year.

OFF-BALANCE SHEET INSTRUMENTS
In the first quarter of 1998, the Company, on behalf of the BAX Group, entered into additional commodity option transactions that are intended to protect against significant increases in jet fuel prices. These transactions aggregated
47.6 million gallons and mature periodically throughout 1998. The fair value of these fuel hedge transactions may fluctuate over the course of the contract period due to changes in the supply and demand for oil and refined products. Thus, the economic gain or loss, if any, upon settlement of the contracts may differ from the fair value of the contracts at an interim date. At March 31, 1998, the fair value of all outstanding contracts to hedge jet fuel requirements was ($1.4) million.

READINESS FOR YEAR 2000
The BAX Group has taken actions to understand the nature and extent of the work required to make its systems, services and infrastructure Year 2000 compliant. The BAX Group is currently preparing its financial, information and other computer-based systems for the Year 2000, including replacing and/or updating existing systems. The BAX Group continues to evaluate the additional estimated costs associated with these efforts, which it currently estimates to be between $30-$35 million over the next two years. Based on actual experience and available information, the BAX Group believes that it will be able to manage its Year 2000 transition without any material adverse effect on its business operations, services or financial condition. However, if the applicable modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 issue could have a material adverse impact on the operations of the BAX Group. Further, management is currently evaluating the extent to which the BAX Group's interface systems are vulnerable to its suppliers' and customers' failure to remediate their own Year 2000 issues as there is no guarantee that the systems of other companies on which the BAX Group's systems rely will be timely and adequately converted.

CAPITALIZATION
The Company has three classes of common stock: BAX Stock, Pittston Brink's Group Common Stock ("Brink's Stock"), and Pittston Minerals Group Common Stock ("Minerals Stock") which were designed to provide shareholders with separate securities reflecting the performance of the BAX Group, Brink's Group and Minerals Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting any of the Groups. The BAX Group consists of the BAX Global operations of the Company. The Brink's Group consists of the Brink's, Incorporated ("Brink's") and Brink's Home Security, Inc. ("BHS") operations of the Company. The Minerals Group consists of the Pittston Coal Company ("Coal Operations") and Pittston Mineral Ventures ("Mineral Ventures") operations of the Company. The Company prepares separate financial statements for the BAX, Brink's and Minerals Groups in addition to consolidated financial information of the Company.

As previously mentioned, effective May 4, 1998, the designation of Pittston Burlington Group Common Stock and the name of the Pittston Burlington Group were changed to Pittston BAX Group Common Stock and Pittston BAX Group, respectively. All rights and privileges of the holders of such Stock are otherwise unaffected by such changes. The stock continues to trade on the New York Stock Exchange under the symbol "PZX".

Under the share repurchase programs authorized by the Board of Directors (the "Board"), the Company purchased shares in the periods presented as follows:


                                                         Quarter Ended March 31
(Dollars in millions)                                     1998             1997
--------------------------------------------------------------------------------
BAX Stock:
  Shares                                               177,532          132,100
  Cost                                               $     3.5              2.6

Convertible Preferred Stock:
  Shares                                                   355               --
  Cost                                               $     0.1               --
  Excess carrying amount (a)                         $    0.02               --
================================================================================

(a) The excess of the carrying amount of the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Statement of Operations.

The Company's remaining repurchase authority with respect to the Convertible Preferred Stock as of March 31, 1998 was $24.2 million. As of March 31, 1998, the Company had remaining authority to purchase over time 0.9 million shares of BAX Stock. The aggregate purchase price limitation for all common stock was $21.4 million as of March 31, 1998.

DIVIDENDS
The Board intends to declare and pay dividends, if any, on BAX Stock based on earnings, financial condition, cash flow and business requirements of the BAX Group. Since the Company remains subject to Virginia law limitations on dividends, losses by the Minerals Group and/or the Brink's Group could affect the Company's ability to pay dividends in respect to stock relating to the BAX Group.

During the first quarter of 1998 and 1997, the Board declared and the Company paid cash dividends of 6 cents per share of BAX Stock. Dividends paid on the Convertible Preferred Stock in each of the first quarters of 1998 and 1997 were $0.9 million.

ACCOUNTING CHANGES
The BAX Group adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", in the first quarter of 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. Total comprehensive (loss) income which is composed of net (loss) income and foreign currency translation adjustments, for the quarters ended March 31, 1998 and 1997 was ($2.6) million and $3.7 million, respectively.

Effective January 1, 1998, the BAX Group implemented a new AICPA Statement of Position ("SOP") No. 98-1 "Accounting for the Costs of Computer Software Developed for Internal Use". SOP No. 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. As a result of the implementation of SOP No. 98-1, net loss for the quarter ended March 31, 1998, included a benefit of approximately $0.8 million or $.04 per share for costs capitalized during the quarter which would have been expensed prior to the implementation of SOP No. 98-1.

PENDING ACCOUNTING CHANGES
The Company will implement SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", in the financial statements for the year ended December 31, 1998. SFAS No. 131 requires publicly-held companies to report financial and descriptive information about operating segments in financial statements issued to shareholders for interim and annual periods. The SFAS also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The adoption of this SFAS is not expected to have a material impact on the financial statements of the Company.

FORWARD LOOKING INFORMATION
Certain of the matters discussed herein, including statements regarding BPI and information technology and related outlay projections, the expected benefits from the ATI acquisition and from BAX Global's continuous improvement program on financial results and the readiness for Year 2000, involve forward looking information which is subject to known and unknown risks, uncertainties and contingencies, which could cause actual results, performance or achievements to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the BAX Group and the Company, include, but are not limited to, overall economic and business conditions, the demand for BAX Global's services, pricing and other competitive factors in the industry, new government regulations and/or legislative initiatives, variations in costs or expenses, the successful integration of the ATI acquisition, changes in the scope of improvements to information systems and Year 2000 initiatives, delays or problems in the implementation of Year 2000 initiatives by the BAX Group and/or its suppliers and customers, and delays or problems in the design and implementation of improvements to information systems.

                             PITTSTON MINERALS GROUP
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                  March 31    December 31
                                                                      1998           1997
==========================================================================================
                                                               (Unaudited)


ASSETS
Current assets:
Cash and cash equivalents                                      $     2,183          3,394
Accounts receivable (net of estimated amount uncollectible:
   1998 - $2,228; 1997 - $2,215)                                    80,103         63,599
Inventories, at lower of cost or market:
   Coal inventory                                                   25,872         31,644
   Other inventory                                                   3,726          3,702
------------------------------------------------------------------------------------------
                                                                    29,598         35,346

Receivable - Pittston Brink's Group/BAX Group, net                   8,233             --
Prepaid expenses                                                    10,053          5,045
Deferred income taxes                                               25,060         25,136
------------------------------------------------------------------------------------------
Total current assets                                               155,230        132,520

Property, plant and equipment, at cost (net of accumulated
   depreciation, depletion and amortization:
   1998 - $169,215; 1997 - $164,386)                               171,158        172,338
Deferred pension assets                                             84,631         83,825
Deferred income taxes                                               53,258         54,778
Coal supply contracts, net of amortization                          36,590         41,703
Intangibles, net of amortization                                   107,342        108,094
Receivable - Pittston Brink's Group/BAX Group, net                  17,471         13,630
Other assets                                                        47,790         47,294
------------------------------------------------------------------------------------------
Total assets                                                   $   673,470        654,182
==========================================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt                                   465            547
Accounts payable                                                    45,886         50,585
Payable - Pittston Brink's Group/BAX Group, net                         --          3,038
Accrued liabilities                                                104,488        107,094
------------------------------------------------------------------------------------------
Total current liabilities                                          150,839        161,264

Long-term debt, less current maturities                            153,435        116,114
Postretirement benefits other than pensions                        225,601        223,836
Workers' compensation and other claims                              87,784         92,857
Mine closing and reclamation                                        46,253         47,546
Other liabilities                                                   30,436         31,137
Shareholder's equity                                               (20,878)       (18,572)
------------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                     $   673,470        654,182
==========================================================================================

See accompanying notes to financial statements.

                             PITTSTON MINERALS GROUP
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                         Quarter Ended March 31
                                                         1998              1997
================================================================================
Net sales                                          $  149,898           158,883

Cost and expenses:
Cost of sales                                         144,164           153,412
Selling, general and administrative expenses            9,087             7,409
--------------------------------------------------------------------------------
Total costs and expenses                              153,251           160,821
Other operating income, net                             2,174             3,548
--------------------------------------------------------------------------------
Operating (loss) profit                                (1,179)            1,610
Interest income                                           301               282
Interest expense                                       (2,594)           (2,625)
Other expense, net                                         --              (450)
--------------------------------------------------------------------------------
Loss before income taxes                               (3,472)           (1,183)
Credit for income taxes                                (2,229)           (2,130)
--------------------------------------------------------------------------------
Net (loss) income                                      (1,243)              947
Preferred stock dividends, net                           (864)             (901)
--------------------------------------------------------------------------------
Net (loss) income attributed to common
  shares                                           $   (2,107)               46
================================================================================

Net (loss) income per common share:
  Basic                                            $     (.26)              .01
  Diluted                                                (.26)              .01
================================================================================

Cash dividends per common share                    $    .1625             .1625
================================================================================

Weighted average common shares outstanding:
  Basic                                                 8,225             8,002
  Diluted                                               8,225             8,059
================================================================================

See accompanying notes to financial statements.

                             PITTSTON MINERALS GROUP
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                                             Quarter Ended March 31
                                                                             1998              1997
====================================================================================================
Cash flows from operating activities:
Net (loss) income                                                     $    (1,243)              947
Adjustments to reconcile net (loss) income to net cash
   used by operating activities:
   Depreciation, depletion and amortization                                 8,933             8,920
   Provision for deferred income taxes                                      1,612             2,001
   Credit for pensions, noncurrent                                           (802)             (847)
   Other operating, net                                                       788              (185)
   Change in operating assets and liabilities, net of
   effects of acquisitions
      and dispositions:
      Increase in accounts receivable                                     (16,492)             (414)
      Decrease (increase) in inventories                                    5,764            (7,931)
      Increase in prepaid expenses                                         (2,452)           (3,425)
      Decrease in accounts payable and accrued liabilities                (10,937)           (8,127)
      (Increase) decrease in other assets                                    (222)              223
      Decrease in other liabilities                                        (1,215)           (1,614)
      Decrease in workers' compensation and
         other claims, noncurrent                                          (2,394)           (2,257)
      Other, net                                                               44              (106)
----------------------------------------------------------------------------------------------------
Net cash used by operating activities                                     (18,616)          (12,815)
----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                                 (4,460)           (7,458)
Proceeds from disposal of property, plant and equipment                       229             1,534
Acquisitions, net of cash acquired, and related contingency payments           --              (791)
Other, net                                                                 (1,939)            1,237
----------------------------------------------------------------------------------------------------
Net cash used by investing activities                                      (6,170)           (5,478)
----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                                          40,344            36,483
Reductions of debt                                                         (3,162)             (126)
Payments to Brink's Group                                                 (11,238)          (11,685)
Payments to BAX Group                                                          --            (6,002)
Repurchase of stock                                                          (269)               --
Proceeds from exercise of stock options                                        --                 4
Dividends paid                                                             (2,100)           (2,089)
----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                  23,575            16,585
----------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                  (1,211)           (1,708)
Cash and cash equivalents at beginning of period                            3,394             3,387
----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                            $     2,183             1,679
====================================================================================================

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

      The Company provides holders of Pittston Minerals Group Common Stock ("Minerals Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the Minerals Group, in addition to consolidated financial information of the Company. Holders of Minerals Stock are shareholders of the Company, which is responsible for all liabilities. Therefore, financial developments affecting the Minerals Group, the Pittston Brink's Group (the "Brink's Group") or the Pittston BAX Group (the "BAX Group" formerly the Pittston Burlington Group) that affect the Company's financial condition could affect the results of operations and financial condition of each of the Groups. Accordingly, the Company's consolidated financial statements must be read in connection with the Minerals Group's financial statements.

(2) The following is a reconciliation between the calculation of basic and diluted net income per share:


                                                     Quarter Ended March 31
     Minerals Group                                      1998          1997
     ------------------------------------------------------------------------
     Numerator:
     Net (loss) income                             $   (1,243)          947
     Convertible Preferred Stock dividends               (864)         (901)
     ------------------------------------------------------------------------
     Net (loss) income - Basic and diluted net
        income per share numerator                     (2,107)           46

     Denominator:
     Basic weighted average common
        shares outstanding                              8,225         8,002
     Effect of dilutive securities:
        Employee stock options                              --           57
     ------------------------------------------------------------------------
     Diluted weighted average common
        shares outstanding                              8,225         8,059
     ========================================================================

      Options to purchase 677 shares of common stock, at prices between $9.50 and $25.74 per share, were outstanding as of March 31, 1998 but were not included in the computation of diluted net loss per share because the effect of all options would be antidilutive. Options to purchase 230 shares of common stock, at prices between $14.86 and $25.74 per share were outstanding as of March 31, 1997 but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

      The conversion of preferred stock to 1,765 and 1,793 shares of common stock has been excluded in the computation of diluted net (loss) income per share in 1998 and 1997, respectively, because the effect of the assumed conversion would be antidilutive.

(3) Depreciation, depletion and amortization of property, plant and equipment in the first quarter of 1998 and 1997 totaled $5,739 and $5,449, respectively.

(4) Cash payments made for interest and income taxes, net of refunds received, were as follows:


                                                     Quarter Ended March 31
                                                      1998             1997
----------------------------------------------------------------------------
Interest                                           $ 3,466            2,641
============================================================================
Income taxes                                       $   (22)              13
============================================================================

(5) In two independent transactions in April and May, 1998, Coal Operations sold one of its surface mines representing 1.6 million tons of the anticipated 1998 production, along with the coal supply agreements associated with this mine, and other limited reserves to major US coal companies. Cash proceeds from these sales approximate $18.7 million.

(6) Under the share repurchase programs authorized by the Board of Directors, the Company purchased shares in the periods presented as follows:


                                                          Quarter Ended March 31
      (Dollars in millions)                               1998              1997
      --------------------------------------------------------------------------
      Convertible Preferred Stock:
        Shares                                             355               --
        Cost                                           $   0.1               --
        Excess carrying amount (a)                     $  0.02               --
      --------------------------------------------------------------------------

      (a) The excess of the carrying amount of the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Minerals Group and the Company's Statement of Operations.

      At March 31, 1998, the Company had the remaining authority to purchase over time 1,000 shares of Minerals Stock and an additional $24,236 of its Convertible Preferred Stock. The aggregate purchase price limitation for all common stock was $21,398 at March 31, 1998.

(7) The Minerals Group adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", in the first quarter of 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. Total comprehensive loss which is composed of net (loss) income attributable to common shares and foreign currency translation adjustments, for the quarters ended March 31, 1998 and 1997 was $1,778 and $172, respectively.

      Effective January 1, 1998, the Company implemented a new AICPA Statement of Position ("SOP") No. 98-1 "Accounting for the Costs of Computer Software Developed for Internal Use". SOP No. 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software.

(8) The Minerals Group will adopt a new accounting standard, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", in the financial statements for the year ended December 31, 1998. SFAS No. 131 requires publicly-held companies to report financial and descriptive information about operating segments in financial statements issued to shareholders for interim and annual periods. SFAS No. 131 also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The adoption of this SFAS is not expected to have a material impact on the financial statements of the Minerals Group.

(9) Certain prior period amounts have been reclassified to conform to the current period's financial statement presentation.

(10) In the opinion of management, all adjustments have been made which are necessary for a fair presentation of results of operations and financial condition for the periods reported herein. All such adjustments are of a normal recurring nature.

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

The Company provides to holders of the Pittston Minerals Group Common Stock ("Minerals Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the Minerals Group, in addition to consolidated financial information of the Company. Holders of Minerals Stock are shareholders of the Company, which is responsible for all liabilities. Therefore, financial developments affecting the Minerals Group, the Pittston Brink's Group (the "Brink's Group") or the Pittston BAX Group (the "BAX Group" formerly the Pittston Burlington Group) that affect the Company's financial condition could affect the results of operations and financial condition of each of the Groups. Accordingly, the Company's consolidated financial statements must be read in connection with the Minerals Group's financial statements.

The following discussion is a summary of the key factors management considers necessary in reviewing the Minerals Group's results of operations, liquidity and capital resources. This discussion must be read in conjunction with the financial statements and related notes of the Minerals Group and the Company.

                              RESULTS OF OPERATIONS


                                                        Quarter Ended March 31
(In thousands)                                          1998              1997
================================================================================
Net Sales:
  Coal Operations                                 $  145,920           154,593
  Mineral Ventures                                     3,978             4,290
-------------------------------------------------------------------------------
Net sales                                         $  149,898           158,883
================================================================================

Operating profit (loss):
  Coal Operations                                 $    2,502             3,623
  Mineral Ventures                                       (47)             (455)
-------------------------------------------------------------------------------
Segment operating profit                               2,455             3,168
General corporate expense                             (3,634)           (1,558)
-------------------------------------------------------------------------------
Operating (loss) profit                           $   (1,179)            1,610
================================================================================

In the first quarter of 1998, the Minerals Group reported a net loss of $1.2 million, $0.26 per share, compared to net income of $0.9 million, $0.01 per share, in the first quarter of 1997. The operating loss in the first quarter of 1998 totaled $1.2 million as compared to an operating profit of $1.6 million in the 1997 quarter. Included in the 1998 quarter's results was a pre-tax charge of $1.8 million ($0.14 per share) for the Minerals Group's share of expenses related to a retirement agreement between the Company and its former Chairman and CEO. Net sales during the first quarter of 1998 decreased $9.0 million (6%) compared to the corresponding period in 1997.

COAL OPERATIONS
The following are tables of selected financial data for Coal Operations on a comparative basis:


                                                       Quarter Ended March 31
(In thousands)                                          1998             1997
==============================================================================
Net sales                                         $  145,920          154,593

------------------------------------------------------------------------------

Cost of sales                                        141,493          149,739
Selling, general and
   administrative expenses                             4,254            4,936
------------------------------------------------------------------------------
Total costs and expenses                             145,747          154,675
Other operating income, net                            2,329            3,705
------------------------------------------------------------------------------
Operating profit                                  $    2,502            3,623
==============================================================================

Coal sales (tons):
   Metallurgical                                       1,931            1,891
   Utility and industrial                              2,923            3,229
------------------------------------------------------------------------------
Total coal sales                                       4,854            5,120
==============================================================================

Production/purchased (tons):
   Deep                                                1,389            1,102
   Surface                                             1,969            2,659
   Contract                                              242              363
------------------------------------------------------------------------------
                                                       3,600            4,124
Purchased                                                965            1,340
------------------------------------------------------------------------------
Total                                                  4,565            5,464
==============================================================================


(In thousands,                                         Quarter Ended March 31
except per ton amounts)                                 1998             1997
==============================================================================

Net coal sales (a)                                $  143,976          152,698
Current production costs
   of coal sold (a)                                  132,507          141,572
------------------------------------------------------------------------------
Coal margin                                           11,469           11,126
Non-coal margin                                          616              717
Other operating income, net                            2,329            3,705
------------------------------------------------------------------------------
Margin and other income                               14,414           15,548
------------------------------------------------------------------------------
Other costs and expenses:
   Idle equipment and closed mines                       703              307
   Inactive employee cost                              6,955            6,682
   Selling, general and
   administrative expenses                             4,254            4,936
------------------------------------------------------------------------------
Total other costs and expenses                        11,912           11,925
------------------------------------------------------------------------------
Operating profit                                  $    2,502            3,623
==============================================================================

Coal margin per ton:
   Realization                                    $    29.66            29.82
   Current production costs                            27.29            27.65
------------------------------------------------------------------------------
Coal margin                                       $     2.37             2.17
==============================================================================

(a) Excludes non-coal components.

Coal Operations generated an operating profit of $2.5 million in the first quarter of 1998, compared to $3.6 million recorded in the 1997 first quarter. Sales volume of 4.9 million tons in the first quarter of 1998 was 5% less than the 5.1 million tons sold in the prior year quarter. Compared to the first quarter of 1997, steam coal sales in 1998 decreased by 0.3 million tons (9%), to
2.9 million tons, while metallurgical coal sales remained consistent at 1.9 million tons. The steam sales reduction was due to the expiration of a long-term contract, railroad service disruption and reduced spot sales. Steam coal sales represented 60% of total volume in 1998 and 63% in 1997.

Total coal margin of $11.5 million for the first quarter of 1998 represented an increase of $0.3 million from the comparable 1997 period. The increase in total coal margin reflects a decrease of $9.1 million ($0.36 per ton) in the current production costs of coal sold offset, in large part, by a decrease of $8.7 million ($0.16 per ton) in coal realization. The decrease in realization was due mostly to a decrease in realization on metallurgical coal caused by lower price settlements with metallurgical customers for the contract year which began on April 1, 1997. Realizations on metallurgical coal sales for the contract year beginning April 1, 1998 will be slightly lower than those in the contract year that began April 1, 1997.

The current production cost of coal sold decreased $0.36 per ton to $27.29 in the first quarter of 1998 from the first quarter of 1997. Production costs in the 1998 quarter include a $1.3 million ($0.27 per ton) benefit related to a favorable ruling issued by the U.S. Supreme Court in March 1998 on the unconstitutionality of the Harbor Maintenance Tax. The $1.3 million credit represents the effect of past payments and, as a result of the ruling, Coal Operations anticipates lower export coal costs in the future. In addition, the first quarter of 1997 included higher production costs at certain deep mines due to temporary adverse geological conditions. Production in the 1998 first quarter decreased 0.5 million tons over the 1997 first quarter to 3.6 million tons and purchased coal decreased 0.4 million tons to 1.0 million tons. Surface production accounted for 56% and 66% of the total volume in the 1998 and 1997 first quarters, respectively. Productivity of 34.9 tons per man day in the 1998 first quarter decreased from the 36.6 tons per man day in the 1997 first quarter primarily attributable to an increased percentage of deep mine production.

Non-coal margin, which reflects earnings from the oil, gas and timber businesses, amounted to $0.6 million in the first quarter of 1998, which was $0.1 million lower than in the first quarter of 1997, reflecting the impact of changes in natural gas prices. Other operating income, which primarily includes gains on sales of property and equipment and third party royalties, amounted to $2.3 million in the first quarter of 1998 as compared to $3.7 million in the comparable period of 1997. This decrease of $1.4 million was principally due to the inclusion in 1997 of a favorable insurance settlement along with higher gains on asset sales during that period.

Idle equipment and closed mine costs increased $0.4 million to $0.7 million in the 1998 first quarter due to costs associated with mines which went idle during the third quarter of 1997. Inactive employee costs, which represent long-term employee liabilities for pension and retiree medical costs, increased from $6.7 million to $7.0 million for the first quarter of 1998 resulting from the use of a lower long-term discount rate to calculate the present value of the obligations. Selling, general and administrative expenses decreased $0.7 million (14%) in the first quarter of 1998 from 1997 due to reductions in support and administrative staff and related costs.

In two independent transactions in April and May, 1998, Coal Operations sold one of its surface mines representing 1.6 million tons of the anticipated 1998 production, along with the coal supply agreements associated with this mine, and other limited reserves to major US coal companies. Cash proceeds from these sales approximate $18.7 million. In a related transaction, Coal operations acquired additional tons of coal reserves that are contiguous to an existing operation.

Coal Operations continues cash funding for charges recorded in prior years for facility closure costs recorded as restructuring and other charges in the Statement of Operations. The following table analyzes the changes in liabilities during the first three months of 1998 for such costs:


                                                              Employee
                                                Mine      Termination,
                                                 and           Medical
                                               Plant               and
                                             Closure         Severance
(In thousands)                                 Costs             Costs     Total
--------------------------------------------------------------------------------
Balance as of December 31, 1997           $   11,143            19,703    30,846
Payments                                         272               459       731
--------------------------------------------------------------------------------
Balance as of March 31, 1998              $   10,871            19,244    30,115
================================================================================

MINERAL VENTURES

The following is a table of selected financial data for Mineral Ventures on a comparative basis:


(Dollars in thousands, except                            Quarter Ended March 31
per ounce data)                                          1998              1997
================================================================================
Stawell Gold Mine:
   Gold sales                                       $   3,956             4,281
   Other revenue                                           22                 9
--------------------------------------------------------------------------------
Net sales                                               3,978             4,290

Cost of sales (a)                                       2,671             3,631
Selling, general and
   administrative expenses (a)                            291               298
--------------------------------------------------------------------------------
Total costs and expenses                                2,962             3,929
--------------------------------------------------------------------------------
Operating profit - Stawell
   Gold Mine                                            1,016               361
Other operating expense, net                           (1,063)             (816)
--------------------------------------------------------------------------------
Operating loss                                      $     (47)             (455)
================================================================================

Stawell Gold Mine:
   Mineral Ventures' 50% direct share:
     Ounces sold                                       11,146            10,576
     Ounces produced                                   11,156            10,951
   Average per ounce sold (US$):
     Realization                                    $     355               405
     Cash cost                                            206               327
================================================================================

(a) Excludes $908 of non-Stawell related selling, general and administrative expenses for the quarter ended March 31, 1998. Excludes $42 and $617 of non-Stawell related cost of sales and selling, general and administrative expenses, respectively, for the quarter ended March 31, 1997. Such costs are reclassified to cost of sales and selling, general and administrative expenses in the Minerals Group Statement of Operations.

Mineral Ventures, which primarily consists of a 50% direct and a 17% indirect interest in the Stawell gold mine ("Stawell") in western Victoria, Australia, generated a small operating loss in the first quarter of 1998, an improvement of $0.4 million as compared to the loss of $0.5 million in the first quarter of 1997. Mineral Ventures' 50% direct interest in Stawell's operations generated net sales of $4.0 million in the first quarter of 1998 compared to $4.3 million in the 1997 period due to an increase in ounces of gold sold from 10.6 thousand ounces to 11.1 thousand ounces, offset by lower gold realizations. The operating profit at Stawell of $1.0 million increased $0.7 million over the prior year amount, reflecting a $121 per ounce decrease (37%) in the cash cost of gold sold partially offset by a $50 per ounce decrease (12%) in average realization. Production costs were lower in the 1998 quarter due to a weaker Australian dollar as well as more favorable ground conditions than those experienced in the first quarter of 1997.

As of March 31, 1998, approximately 16% of Mineral Ventures' proven and probable reserves had been sold forward under forward sales contracts that mature periodically through mid-1999. Based on contracts in place and current market conditions, full year 1998 average realizations are expected to be between $325 and $330 per ounce of gold sold. At March 31, 1998, remaining proven and probable gold reserves at the Stawell mine were estimated at 415.7 thousand ounces. The joint venture also has exploration rights in the highly prospective district around the mine.

Other operating expense, net, includes equity earnings from joint ventures, primarily consisting of Mineral Ventures' 17% indirect interest in Stawell's operations and gold exploration costs for all operations excluding Stawell.

In addition to its interest in Stawell, Mineral Ventures has a 17% indirect interest in the Silver Swan base metals property in Western Australia. Operating results at Silver Swan have been below expectations due to the impact of depressed nickel prices, though production volumes and costs at the mine are in line with expectations.

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

CORPORATE EXPENSES
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Minerals Group based on utilization and other methods and criteria which management believes to be an equitable and a reasonable estimate of the cost attributable to the Minerals Group. These attributions were $3.6 million and $1.6 million for the first quarters of 1998 and 1997, respectively. The increase in the 1998 period is mainly due to a pre-tax charge of approximately $5.8 million related to a retirement agreement between the Company and its former Chairman and CEO. Approximately $1.8 million of these expenses have been attributed to the Minerals Group.

OTHER OPERATING INCOME, NET
Other operating income, net for the first quarter of 1998 decreased to $2.2 million from $3.5 million recognized in the 1997 quarter. Other operating income, net principally includes equity in earnings of unconsolidated affiliates, royalty income and gains and losses from sales of coal property and equipment. The decrease in 1998 relates to the inclusion in 1997 of a favorable insurance settlement along with higher gains on asset sales during that period.

INTEREST EXPENSE, NET
Net interest expense in each of first quarters of 1998 and 1997 was $2.3 million.

INCOME TAXES
In both the 1998 and 1997 periods presented, a credit for income taxes was recorded, due to pre-tax losses as well as tax benefits of percentage depletion which can be used by the Company.

FINANCIAL CONDITION

A portion of the Company's corporate assets and liabilities has been attributed to the Minerals Group based upon utilization of the shared services from which assets and liabilities are generated. Management believes this attribution to be an equitable and a reasonable estimate of the cost attributable to the Minerals Group.

CASH FLOW REQUIREMENTS
Operating activities for the first three months of 1998 used cash of $18.6 million, compared to $12.8 million used in 1997. In the 1998 period, cash flow from operations declined due to lower earnings combined with an increase in the amount required to fund operating assets and liabilities. Cash used by operating activities, capital expenditures and other investing activities, repayments to the Brink's Group and net costs of share activity more than offset additional net borrowings, resulting in a decrease in cash and cash equivalents of $1.2 million.

CAPITAL EXPENDITURES
Cash capital expenditures for the first three months of 1998 and 1997 totaled $4.5 million and $7.5 million, respectively. During the 1998 period, Coal Operations and Mineral Ventures spent $3.7 million and $0.7 million, respectively. For the remainder of 1998, the Minerals Group's cash capital expenditures are expected to approximate $20 million.

FINANCING
The Minerals Group intends to fund cash capital expenditures through anticipated cash flow from operating activities or through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements, other borrowing arrangements or borrowings from the Brink's and BAX Groups.

Total debt outstanding at March 31, 1998 was $153.9 million, an increase of $37.2 million from the $116.7 million outstanding at December 31, 1997. These increased borrowings, which funded cash flow requirements including repayment of amounts owed to the Brink's Group, were made primarily under the credit agreement discussed below.

The Company has a $350.0 million credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million. As of March 31, 1998 and December 31, 1997, borrowings of $100.0 million were outstanding under the term loan portion of the Facility and $80.8 million and $25.9 million, respectively, of additional borrowings were outstanding under the remainder of the Facility. Of the outstanding amounts under the Facility at March 31, 1998, and December 31, 1997, $52.4 million and $15.0 million, respectively, was attributed to the Minerals Group.

RELATED PARTY TRANSACTIONS
At March 31, 1998, under interest bearing borrowing arrangements, the Minerals Group owed the Brink's Group $15.8 million, a decrease of $11.2 million from the $27.0 million owed at December 31, 1997. The Minerals Group did not owe any amounts to the BAX Group at March 31, 1998 or December 31, 1997.

At March 31, 1998, the Brink's Group owed the Minerals Group $21.9 million versus $19.4 million at December 31, 1997 for tax benefits. Approximately $19.0 million is expected to be paid within one year. Also at March 31, 1998, the BAX Group owed the Minerals Group $19.6 million versus $18.2 million at December 31, 1997 for tax benefits, of which $5.0 million is expected to be paid within one year.

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

CAPITALIZATION
The Company has three classes of common stock: Minerals Stock; Pittston Brink's Group Common Stock ("Brink's Stock") and Pittston BAX Group Common Stock ("BAX Stock") which were designed to provide shareholders with separate securities reflecting the performance of the Minerals Group, Brink's Group and BAX Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting any of the Groups. The Minerals Group consists of the Coal Operations and Mineral Ventures operations of the Company. The Brink's Group consists of the Brink's, Incorporated ("Brink's") and the Brink's Home Security, Inc. ("BHS") operations of the Company. The BAX Group consists of the BAX Global Inc. ("BAX Global") operations of the Company. The Company prepares separate financial statements for the Minerals, Brink's and BAX Groups in addition to consolidated financial information of the Company.

As previously mentioned, effective May 4, 1998, the designation of Pittston Burlington Group Common Stock and the name of the Pittston Burlington Group were changed to Pittston BAX Group Common Stock and Pittston BAX Group, respectively. All rights and privileges of the holders of such Stock are otherwise unaffected by such changes. The stock continues to trade on the New York Stock Exchange under the symbol "PZX".

Under the share repurchase programs authorized by the Board of Directors (the "Board"), the Company purchased shares in the periods presented as follows:


                                                         Quarter Ended March 31
(Dollars in millions)                                     1998             1997
--------------------------------------------------------------------------------
Convertible Preferred Stock:
  Shares                                                   355               --
  Cost                                                 $   0.1               --
  Excess carrying amount (a)                           $  0.02               --
================================================================================

(a) The excess of the carrying amount of the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Minerals Group and the Company's Statement of Operations.

The Company's remaining repurchase authority with respect to the Convertible Preferred Stock as of March 31, 1998 was $24.2 million. As of March 31, 1998, the Company had remaining authority to purchase over time 1.0 million shares of Minerals Stock. The aggregate purchase price limitation for all common stock was $21.4 million as of March 31, 1998.

DIVIDENDS
The Board intends to declare and pay dividends, if any, on Minerals Stock based on the earnings, financial condition, cash flow and business requirements of the Minerals Group. Since the Company remains subject to Virginia law limitations on dividends, losses by the Brink's or the BAX Group could affect the Company's ability to pay dividends in respect of stock relating to the Minerals Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount as defined in the Company's Articles of Incorporation. The Available Minerals Dividend Amount may be reduced by activity that reduces shareholder's equity or the fair value of net assets of the Minerals Group. Such activity includes net losses by the Minerals Group, dividends paid on the Minerals Stock and the Convertible Preferred Stock, repurchases of Minerals Stock and the Convertible Preferred Stock, and foreign currency translation losses. At March 31, 1998, the Available Minerals Dividend Amount was at least $12.9 million.

During the first three months of 1998 and 1997, the Board declared and the Company paid cash dividends of 16.25 cents per share of Minerals Stock. Dividends paid on the Convertible Preferred Stock in each of the 1998 and 1997 first quarters totaled $0.9 million.

In May 1998, the Company reduced the annual dividend rate on Minerals Stock to $0.10 per share for shareholders as of the May 15, 1998 record date. Cash made available from this lower dividend rate will be used to either reinvest, as suitable opportunities arise, in the Minerals Group companies or to pay down debt, with a view towards maximizing long-term shareholder value.

ACCOUNTING CHANGES
The Minerals Group adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", in the first quarter of 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. Total comprehensive loss, which is composed of net (loss) income attributable to common shares and foreign currency translation adjustments, for the quarters ended March 31, 1998 and 1997 was ($1.8) million and ($0.2) million, respectively.

Effective January 1, 1998, the Minerals Group implemented a new AICPA Statement of Position ("SOP") No. 98-1 "Accounting for the Costs of Computer Software Developed for Internal Use". SOP No. 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software.

PENDING ACCOUNTING CHANGES
The Minerals Group will adopt a new accounting standard, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", in the financial statements for the year ended December 31, 1998. SFAS No. 131 requires publicly-held companies to report financial and descriptive information about operating segments in financial statements issued to shareholders for interim and annual periods. SFAS No. 131 also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The adoption of this SFAS is not expected to have a material impact on the financial statements of the Minerals Group.

FORWARD LOOKING INFORMATION
Certain of the matters discussed herein, including statements regarding readiness for Year 2000 and expectations with regard to future realizations on metallurgical coal and gold sales involve forward looking information which is subject to known and unknown risks, uncertainties and contingencies which could cause actual results, performance and achievements, to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the Minerals Group and the Company, include, but are not limited to, overall economic and business conditions, the demand for the Minerals Group's products, geological conditions, pricing, and other competitive factors in the industry, new government regulations and/or legislative initiatives, variations in the spot prices of coal and gold, the ability of counterparties to perform, changes in the scope of Year 2000 initiatives and delays or problems in the implementation of Year 2000 initiatives by the Minerals Group and/or its suppliers and customers.

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)   The Registrant's annual meeting of shareholders was held on May 1, 1998.

(b)   Not required.

(c) The following persons were elected for terms expiring in 2001, by the following votes:


                                        For                          Withheld

                                        ---                          --------
      J. R. Barker                 50,823,524.7316              1,617,341.6572

      J. L. Broadhead              50,827,110.6781              1,622,755.7107

      M. T. Dan                    50,837,043.1463              1,612,823.2425

      R. M. Gross                  50,832,974.9386              1,616,891.4502

      The following person was elected for a term expiring in 2000, by the following votes:


                                        For                          Withheld

                                        ---                          --------
      C. S. Sloane                 50,827,003.1203              1,622,863.2685


      The selection of KPMG Peat Marwick LLP as independent certified public accountants to audit the accounts of the Registrant and its subsidiaries for the year 1998 was approved by the following vote:


                                                                      Broker
          For               Against           Abstentions           Non-votes

          ---               -------           -----------           ---------
      51,303,833.4541     367,445.1592        194,641.3123        583,896.4630


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits:


      Exhibit
      Number
      ------
       2      Membership Interest Acquisition Agreement Among Air Transport
              International LLC and BAX Global Inc., dated February 3, 1998.
              Incorporated by reference to the Registrant's Current Report on
              Form 8-K filed May 14, 1998.

       3(I)   Articles of Correction for the Registrant, dated March 16, 1998.

      10(a)*  Retirement Agreement, dated as of May 4, 1998, between the
              Registrant and David L. Marshall.

      27      Financial Data Schedule.

(b) The following reports on Form 8-K were filed during the first quarter of 1998:

      (i) Report on Form 8-K filed on January 28, 1998, with respect to fourth quarter 1997 earnings for each of Pittston Brink's Group Common
            Stock, Pittston Burlington Group Common Stock and Pittston Minerals
            Group Common Stock;


      (ii) Report on Form 8-K filed on February 4, 1998, with respect to BAX Global Inc.'s agreement to acquire, subject to certain conditions, Air Transport International LLC;

      (iii) Report on Form 8-K filed on February 6, 1998, with respect to the retirement of Joseph C. Farrell, the Registrant's Chairman of the Board, Chief Executive Officer and President and the election by the Board of Directors of Michael T. Dan as President and Chief Executive Officer;

      (iv) Report on Form 8-K filed on February 10, 1998, with respect to the election of Michael T. Dan as a director of the Registrant, in addition to his election as President and Chief Executive Officer;

      (v) Report on Form 8-K filed on March 19, 1998, with respect to Articles of Restatement and Articles of Correction filed by the Registrant with the Virginia State Corporation Commission; and

      (vi) Report on Form 8-K filed on March 30, 1998, with respect to anticipated first quarter 1998 results for Pittston Burlington Group Common Stock.

----------
* Management contract or compensatory plan or arrangement.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               THE PITTSTON COMPANY

May 15, 1998                           By        /s/ Amanda N. Aghdami
                                           ---------------------------------
                                                    Amanda N. Aghdami
                                               (Controller and Principal
                                                   Accounting Officer)