Form 10-Q
period 1998-06-30
PITTSTON CO
filed 1998-08-13
CIK 78890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                          Commission file number 1-9148

                              THE PITTSTON COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Virginia                                 54-1317776
    -------------------------------                 -------------------
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)

          1000 Virginia Center Parkway, Glen Allen, Virginia 23058-4229
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

As of August 7, 1998, 40,961,415 shares of $1 par value Pittston Brink's Group Common Stock, 19,827,610 shares of $1 par value Pittston BAX Group Common Stock and 8,386,434 shares of $1 par value Pittston Minerals Group Common Stock were outstanding.

                         PART I - FINANCIAL INFORMATION
                      THE PITTSTON COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                June 30                December 31
                                                                                   1998                       1997
-------------------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                   $    70,290                     69,878
Short-term investments, at lower of cost or market                                2,086                      2,227
Accounts receivable (net of estimated amount
   uncollectible: 1998 - $26,008; 1997 - $21,985)                               594,773                    531,317
Inventories, at lower of cost or market                                          42,190                     40,174
Prepaid expenses                                                                 42,363                     32,767
Deferred income taxes                                                            48,619                     50,442
-------------------------------------------------------------------------------------------------------------------

Total current assets                                                            800,321                    726,805

Property, plant and equipment, at cost (net of accumulated depreciation, depletion and amortization:
   1998 - $531,914; 1997 - $519,658)                                            798,953                    647,642
Intangibles, net of accumulated amortization                                    344,469                    301,395
Deferred pension assets                                                         122,410                    123,138
Deferred income taxes                                                            44,825                     47,826
Other assets                                                                    131,667                    149,138
-------------------------------------------------------------------------------------------------------------------
Total assets                                                                $ 2,242,645                  1,995,944
===================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                                                       $    63,059                     40,144
Current maturities of long-term debt                                             34,146                     11,299
Accounts payable                                                                271,549                    281,411
Accrued liabilities                                                             374,070                    310,819
-------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                       742,824                    643,673

Long-term debt, less current maturities                                         328,984                    191,812
Postretirement benefits other than pensions                                     235,385                    231,451
Workers' compensation and other claims                                           99,480                    106,378
Deferred income taxes                                                            20,602                     17,157
Other liabilities                                                               106,694                    119,855
Shareholders' equity:
Preferred stock, par value $10 per share:
   Authorized: 2,000 shares $31.25
   Series C Cumulative Convertible Preferred Stock;
   Issued and outstanding: 1998 - 113 shares; 1997 - 114 shares                   1,134                      1,138
Pittston Brink's Group Common Stock,
   par value $1 per share:
   Authorized: 100,000 shares;
   Issued and outstanding: 1998 - 40,997 shares; 1997 - 41,130 shares            40,997                     41,130
Pittston BAX Group Common Stock,
   par value $1 per share:
   Authorized: 50,000 shares;
   Issued and outstanding: 1998 - 19,967 shares; 1997 - 20,378 shares            19,967                     20,378
Pittston Minerals Group Common Stock,
   par value $1 per share:
   Authorized: 20,000 shares;
   Issued and outstanding: 1998 - 8,387 shares; 1997 - 8,406 shares               8,387                      8,406
Capital in excess of par value                                                  398,280                    430,970
Retained earnings                                                               378,796                    359,940
Accumulated other comprehensive income - foreign
   currency translation                                                         (46,416)                   (41,762)
-------------------------------------------------------------------------------------------------------------------
Employee benefits trust, at market value                                        (92,469)                  (134,582)
-------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                      708,676                    685,618
-------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                  $ 2,242,645                  1,995,944
===================================================================================================================

See accompanying notes to consolidated financial statements.


                                       ---
                                        2

                      THE PITTSTON COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                    Three Months Ended June 30            Six Months Ended June 30
                                                         1998             1997              1998              1997
-------------------------------------------------------------------------------------------------------------------

Net sales                                           $ 134,408          157,812           284,306           316,695
Operating revenues                                    792,696          668,342         1,505,462         1,291,135
-------------------------------------------------------------------------------------------------------------------
Net sales and operating revenues                      927,104          826,154         1,789,768         1,607,830

Costs and expenses:
Cost of sales                                         133,278          153,836           277,442           307,248
Operating expenses                                    658,680          553,434         1,254,451         1,072,253
Selling, general and administrative expenses          102,732           94,455           201,988           170,098
-------------------------------------------------------------------------------------------------------------------
Total costs and expenses                              894,690          801,725         1,733,881         1,549,599
Other operating income, net                             3,089            2,875             6,116             6,451
-------------------------------------------------------------------------------------------------------------------
Operating profit                                       35,503           27,304            62,003            64,682
Interest income                                         1,067              991             2,248             2,010
Interest expense                                       (9,527)          (6,422)          (16,911)          (11,986)
Other income (expense), net                             1,017           (1,899)             (418)           (4,288)
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                             28,060           19,974            46,922            50,418
Provision for income taxes                              7,298            5,311            13,332            14,414
-------------------------------------------------------------------------------------------------------------------
Net income                                             20,762           14,663            33,590            36,004
Preferred stock dividends, net                           (887)            (902)           (1,751)           (1,803)
-------------------------------------------------------------------------------------------------------------------
Net income attributed to
   common shares                                    $  19,875           13,761            31,839            34,201
===================================================================================================================

Pittston Brink's Group:
Net income attributed to common shares              $  20,570           17,739            37,607            33,045
-------------------------------------------------------------------------------------------------------------------
Net income per common share:
   Basic                                            $     .53              .46               .97               .86
   Diluted                                                .52              .46               .96               .85
-------------------------------------------------------------------------------------------------------------------
Cash dividend per common share                      $    .025             .025               .05               .05
-------------------------------------------------------------------------------------------------------------------

Pittston BAX Group:
Net income (loss) attributed to
   common shares                                    $     989           (1,913)           (1,977)            3,175
-------------------------------------------------------------------------------------------------------------------
Net income (loss) per common share:
   Basic                                            $     .05             (.10)             (.10)              .16
   Diluted                                                .05             (.10)             (.10)              .16
-------------------------------------------------------------------------------------------------------------------
Cash dividends per common share                     $     .06              .06               .12               .12
-------------------------------------------------------------------------------------------------------------------

Pittston Minerals Group:
Net loss attributed to
   common shares                                    $  (1,684)          (2,065)           (3,791)           (2,019)
-------------------------------------------------------------------------------------------------------------------
Net loss per common share:
   Basic                                            $    (.20)            (.26)             (.46)             (.25)
   Diluted                                               (.20)            (.26)             (.46)             (.25)
-------------------------------------------------------------------------------------------------------------------
Cash dividends per common share                     $    .025            .1625             .1875             .3250
===================================================================================================================

See accompanying notes to consolidated financial statements.


                                       ---
                                        3

                      THE PITTSTON COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                                          Six Months Ended June 30
                                                                                            1998              1997
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                              $ 33,590            36,004
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation, depletion and amortization                                               73,318            60,824
   Provision for aircraft heavy maintenance                                               18,580            16,382
   Provision for deferred income taxes                                                     6,201             5,117
   Provision for uncollectible accounts receivable                                         5,500             3,849
   Other operating, net                                                                    7,694             6,621
   Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
      Decrease (increase) in accounts receivable                                             701           (15,870)
      Increase in inventories                                                               (411)          (11,677)
      Increase in prepaid expenses                                                        (5,939)          (12,390)
      (Decrease) increase in accounts payable and accrued liabilities                    (40,735)              490
      Increase in other assets                                                            (3,885)           (2,202)
      (Decrease) increase in other liabilities                                            (2,794)            2,210
      Decrease in workers' compensation and other claims, noncurrent                      (4,218)           (4,145)
      Other, net                                                                          (5,434)              329
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                 82,168            85,542
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                                              (122,660)          (82,236)
Aircraft heavy maintenance expenditures                                                  (20,524)          (19,350)
Proceeds from disposal of property, plant and equipment                                   14,711             3,698
Acquisitions, net of cash acquired, and related contingency payments                     (34,361)          (54,094)
Dispositions of other assets and investments                                               8,482                --
Other, net                                                                                (4,539)            6,996
-------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                   (158,891)         (144,986)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                                                        132,033           109,082
Reductions of debt                                                                       (41,221)          (18,263)
Repurchase of stock of the Company                                                       (12,694)           (6,897)
Proceeds from exercise of stock options                                                    6,308             2,691
Dividends paid                                                                            (7,291)           (8,389)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                 77,135            78,224
-------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                    412            18,780
Cash and cash equivalents at beginning of period                                          69,878            41,217
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                              $ 70,290            59,997
===================================================================================================================

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

(2) The following are reconciliations between the calculation of basic and diluted net income (loss) per share by Group:

                                Three Months Ended June 30     Six Months Ended June 30
Brink's Group                          1998           1997           1998          1997
-----------------------------------------------------------------------------------------
Numerator:
Net income - Basic and
   diluted net income
   per share numerator           $  20,570          17,739         37,607        33,045

Denominator:
Basic weighted average
   common shares
   outstanding                      38,713          38,230         38,596        38,209
Effect of dilutive securities:
   Employee stock options              493             473            547           450
-----------------------------------------------------------------------------------------
Diluted weighted average
   common shares outstanding        39,206          38,703         39,143        38,659
=========================================================================================

     Options to purchase 25 shares of Brink's Stock at prices between $39.42 and $39.56 per share were outstanding for both the three and six months ended June 30, 1998, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

                                       ---
                                        5

     Options to purchase 391 shares of Brink's Stock at $31.56 per share and options to purchase 400 shares of Brink's Stock at prices between $29.50 and $31.56 were outstanding for the three and six months ended June 30, 1997, respectively, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

                              Three Months Ended June 30       Six Months Ended June 30
BAX Group                            1998           1997             1998          1997
------------------------------------------------------------------------------------------
Numerator:
Net income (loss) - Basic
   and diluted net income (loss)
   per share numerator            $   989        (1,913)           (1,977)        3,175

Denominator:
Basic weighted average
   common shares
   outstanding                     19,524        19,471            19,501        19,439
Effect of dilutive securities:
   Employee stock options             169            --                --           503
------------------------------------------------------------------------------------------
Diluted weighted average
   common shares
   outstanding                     19,693        19,471            19,501        19,942
==========================================================================================

     Options to purchase 1,018 shares of BAX Stock, at prices between $17.94 and $27.91 were outstanding for the three months ended June 30, 1998, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 2,381 shares of BAX Stock, at prices between $5.78 and $27.91 per share, were outstanding for the six months ended June 30, 1998, but were not included in the computation of diluted net loss per share because the effect of all options would be antidilutive.

     Options to purchase 2,498 shares of BAX Stock, at prices between $5.00 and $24.19 per share, were outstanding for the three months ended June 30, 1997, but were not included in the computation of diluted net loss per share because the effect of all options would be antidilutive. Options to purchase 499 shares of BAX Stock, at $24.19 per share, were outstanding for the six months ended June 30, 1997 but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

                             Three Months Ended June 30        Six Months Ended June 30
Minerals Group                         1998        1997                1998        1997
----------------------------------------------------------------------------------------
Numerator:
Net loss                          $    (797)       (1,163)           (2,040)      (216)
Convertible Preferred
   Stock dividends, net                (887)         (902)           (1,751)    (1,803)
----------------------------------------------------------------------------------------
Net loss - Basic
   and diluted net loss
   per share numerator               (1,684)       (2,065)           (3,791)    (2,019)

Denominator:
Basic and diluted weighted
   average common shares
   outstanding                        8,309        8,068              8,267      8,035
========================================================================================


                                       ---
                                        6

     Options to purchase 677 and 679 shares of Minerals Stock, at prices between $6.53 and $25.74 per share, were outstanding for the three and six months ended June 30, 1998, respectively. Options to purchase 713 and 714 shares of Minerals Stock, at prices between $8.64 and $25.74 per share, were outstanding for the three and six months ended June 30, 1997, respectively. None of these options were included in the computation of diluted net loss per share because the effect of all options would be antidilutive.

     The conversion of the Convertible Preferred Stock to 1,764 and 1,793 shares of Minerals Stock has been excluded in the computation of diluted net loss per share in 1998 and 1997, respectively, because the effect of the assumed conversion would be antidilutive.

(3) Depreciation, depletion and amortization of property, plant and equipment totaled $33,474 and $62,160 in the second quarter and six month periods of 1998, respectively, compared to $24,837 and $48,498 in the second quarter and six month periods of 1997, respectively.

(4) Cash payments made for interest and income taxes, net of refunds received, were as follows:

                          Three Months Ended June 30           Six Months Ended June 30
                                    1998        1997                   1998        1997
----------------------------------------------------------------------------------------
Interest                       $   8,787       6,839                 16,315      12,278
========================================================================================
Income taxes                   $  14,081      13,034                 19,084      17,564
========================================================================================

     During the first quarter of 1998, Brink's recorded the following noncash items in connection with the acquisition of substantially all of the remaining shares of its affiliate in France: seller financing of the equivalent of US $27,500 and the assumption of borrowings of approximately US $19,000 and capital leases of approximately US $30,000. See further discussion below.

(5) In the first quarter of 1998, the Company purchased 62% (representing nearly all the remaining shares) of its Brink's affiliate in France ("Brink's S.A.") for payments aggregating US $39,000 over three years. The acquisition was funded through an initial payment made at closing of $8,789, a note to the seller for a principal amount of approximately the equivalent of US $27,500 payable in annual installments plus interest through 2001. The acquisition has been accounted for as a purchase and accordingly, the purchase price is being allocated to the underlying assets and liabilities based on their estimated fair value at date of acquisition. Based on a preliminary evaluation which is subject to additional review, the estimated fair value of the additional assets recorded, including goodwill, approximated US $161,800 and included $9,200 in cash. Estimated liabilities assumed of US $125,700 included previously existing debt of approximately US $49,000, which includes borrowings of US $19,000 and capital leases of US $30,000. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is being amortized over 40 years. Brink's S.A. had annual 1997 revenues approximating the equivalent of US $220,000.

(6) During the second quarter of 1998, the Company's Coal Operations disposed of certain assets of its Elkay mining operation in West Virginia. The assets were sold for cash of approximately $18,000, resulting in a pre-tax loss of approximately $2,200. In addition, in July 1998, the Company's Coal Operations completed the sale of two idle properties in West Virginia and a loading dock in Kentucky for an expected pre-tax gain of approximately $5,000.

(7) On April 30, 1998, the Company acquired the privately held Air Transport International LLC ("ATI") for a purchase price of approximately $29,000. The acquisition was funded through the revolving credit portion of the Company's bank credit agreement and was accounted for as a purchase. Based on a preliminary evaluation which is subject to additional review, the estimated fair value of the assets acquired and liabilities assumed approximated $33,000 and $4,000, respectively. The pro forma impact on the Company's total revenues, net income and earnings per share had the ATI acquisition occurred as of the beginning of 1998 and 1997 was not material.


                                       ---
                                        7

(8) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Brink's Group and the BHS segment for the three and six months ended June 30, 1998 by $1,495 and $2,911, respectively, and by $1,190 and $2,368, respectively, for the same periods of 1997. The effect of this change increased diluted net income per common share of the Brink's Group by $.02 and $.05 in the three and six month periods ended June 30, 1998, respectively, and by $.02 and $.04, respectively, in the comparable periods of 1997.

(9) Under the share repurchase programs authorized by the Board of Directors, the Company purchased shares in the periods presented as follows:

                                                   Three Months Ended June 30        Six Months Ended June 30
     (Dollars in millions)                                1998           1997              1998         1997
     ----------------------------------------------------------------------------------------------------------
     Brink's Stock:
       Shares                                          114,100        13,000            114,100      166,000
       Cost                                        $       4.4           0.3                4.4          4.3

     BAX Stock:
       Shares                                          227,400            --            404,932      132,100
       Cost                                        $       3.7            --                7.2          2.6

     Convertible Preferred Stock:
       Shares                                               --            --                355           --
       Cost                                        $        --            --                0.1           --
       Excess carrying amount (a)                  $        --            --               0.02           --
     ==========================================================================================================

     (a) The excess of the carrying amount of the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Statement of Operations.

     At June 30, 1998, the Company had the remaining authority to purchase over time 1,000 shares of Minerals Stock; 942 shares of Brink's Stock; 688 shares of BAX Stock and an additional $24,236 of its Convertible Preferred Stock. The remaining aggregate purchase cost limitation for all common stock was $13,351 at June 30, 1998.

(10) The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," in the first quarter of 1998. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. Total comprehensive income, which is composed of net income attributable to common shares and foreign currency translation adjustments, for the three months ended June 30, 1998 and 1997 was $16,267 and $12,878, respectively, and for the first six months ended June 30, 1998 and 1997 was $27,185 and $27,561, respectively.

     Effective January 1, 1998, the Company implemented AICPA Statement of Position ("SOP") No. 98-1 "Accounting for the Costs of Computer Software Developed for Internal Use". SOP No. 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software.


                                       ---
                                        8

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

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for The Pittston Company for the year beginning January 1, 2000, with early adoption allowed. The Company is currently evaluating the timing of adoption and the effect that implementation of the new standard will have on its results of operations and financial position.

     In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5, which provides guidance on the reporting of start-up costs and organization costs, requires that such costs be expensed as incurred. This SOP is effective for The Pittston Company for the year beginning January 1, 1999, with early application encouraged. Initial application of the SOP is required to be reported as a cumulative effect of a change in accounting principle as of the beginning of the year of adoption. The Company is currently evaluating the effect that implementation of the new statement will have on its results of operations and financial position.

(12) Certain prior period amounts have been reclassified to conform to the current period's financial statement presentation.

(13) In the opinion of management, all adjustments have been made which are necessary for a fair presentation of results of operations and financial condition for the periods reported herein. All such adjustments are of a normal recurring nature.



                                       ---
                                        9

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

                              RESULTS OF OPERATIONS

                                                    Three Months Ended June 30            Six Months Ended June 30
(In thousands)                                           1998             1997              1998              1997
-------------------------------------------------------------------------------------------------------------------

Net sales and operating revenues:
Brink's                                             $ 309,751          224,550           571,674           433,749
BHS                                                    50,061           44,225            98,471            86,410
BAX Global                                            432,884          399,567           835,317           770,976
Coal Operations                                       130,176          154,073           276,096           308,666
Mineral Ventures                                        4,232            3,739             8,210             8,029
-------------------------------------------------------------------------------------------------------------------
Net sales and operating revenues                    $ 927,104          826,154         1,789,768         1,607,830
===================================================================================================================

Operating profit (loss):
Brink's                                             $  24,047           19,143            45,966            34,944
BHS                                                    13,895           13,273            27,397            26,052
BAX Global                                              6,279             (565)            6,709            10,191
Coal Operations                                        (1,714)           1,232               788             4,855
Mineral Ventures                                         (278)          (1,310)             (325)           (1,765)
-------------------------------------------------------------------------------------------------------------------
Segment operating profit                               42,229           31,773            80,535            74,277
General corporate expense                              (6,726)          (4,469)          (18,532)           (9,595)
-------------------------------------------------------------------------------------------------------------------
Total operating profit                              $  35,503           27,304            62,003            64,682
===================================================================================================================

In the second quarter of 1998, the Company reported net income of $20.8 million compared with $14.7 million in the second quarter of 1997. Operating profit totaled $35.5 million in the 1998 second quarter compared with $27.3 million in the prior year second quarter. Increased operating results at Brink's ($4.9 million), BHS ($0.6 million), BAX Global ($6.8 million) and Mineral Ventures ($1.0 million) were offset by a decrease in operating results at Coal Operations ($2.9 million) combined with higher general corporate expenses ($2.3 million).

In the first six months of 1998, the Company reported net income of $33.6 million compared with $36.0 million in the first six months of 1997. Operating profit totaled $62.0 million in the first six months of 1998 compared with $64.7 million in the prior year period. Increased operating results in the first six months of 1998 at Brink's ($11.0 million), BHS ($1.3 million) and Mineral Ventures ($1.4 million) were offset by lower operating profits at BAX Global ($3.5 million), and Coal Operations ($4.1 million), combined with higher general corporate expenses ($8.9 million).


                                       ---
                                       10

BRINK'S

The following is a table of selected financial data for Brink's on a comparative basis:

                                                    Three Months Ended June 30            Six Months Ended June 30
(In thousands)                                           1998             1997              1998              1997
-------------------------------------------------------------------------------------------------------------------

Operating revenues:
  North America (United States & Canada)            $ 135,687          117,616           265,054           228,388
  Latin America                                        76,348           66,163           152,840           125,859
  Europe                                               90,909           33,727           140,722            66,355
  Asia/Pacific                                          6,807            7,044            13,058            13,147
-------------------------------------------------------------------------------------------------------------------
Total operating revenues                              309,751          224,550           571,674           433,749

Operating expenses                                    247,899          175,441           457,285           342,497
Selling, general and administrative expenses           37,809           30,083            69,413            55,804
-------------------------------------------------------------------------------------------------------------------
Total costs and expenses                              285,708          205,524           526,698           398,301

Other operating income (expense), net                       4              117               990              (504)
-------------------------------------------------------------------------------------------------------------------
Operating profit:
  North America (United States & Canada)               11,865            9,657            21,932            17,411
  Latin America                                         5,354            7,445            16,031            14,882
  Europe                                                6,388            1,291             7,213             1,667
  Asia/Pacific                                            440              750               790               984
-------------------------------------------------------------------------------------------------------------------
Total operating profit                              $  24,047           19,143            45,966            34,944
===================================================================================================================

Depreciation and amortization                       $  12,255            6,811            20,674            14,358
===================================================================================================================

Cash capital expenditures                           $  14,407           10,291            27,710            20,105
===================================================================================================================


Brink's consolidated revenues totaled $309.8 million in the second quarter of 1998 compared with $224.6 million in the second quarter of 1997. The revenue increase of $85.2 million (38%) was offset, in part, by increases in total costs and expenses of $80.2 million. Brink's operating profit of $24.0 million in the second quarter of 1998 represented a $4.9 million (26%) increase over the $19.1 million operating profit reported in the prior year quarter. The increases in revenue and operating profit were largely attributable to operations in both North America and Europe.

Revenues from North American operations (United States and Canada) increased $18.1 million (15%) to $135.7 million in the 1998 second quarter from $117.6 million in the prior year quarter. North American operating profit increased $2.2 million (23%) to $11.9 million in the current year quarter. The revenue and operating profit increases for 1998 primarily resulted from improved results across most product lines, particularly armored car operations, which include ATM services.

In Latin America, revenues increased 15% to $76.3 million, while operating profits decreased from $7.4 million in the second quarter of 1997 to $5.4 million in the second quarter of 1998. While both revenues and operating profits reflected strong results in Venezuela, these improved results were more than offset by expenses associated with start-up operations in Argentina and by equity losses from Brink's 20% owned affiliate in Mexico.


                                       ---
                                       11

Revenues and operating profit from European operations amounted to $90.9 million and $6.4 million, respectively, in the second quarter of 1998. These amounts represented increases of $57.2 million and $5.1 million from the comparable quarter of 1997. The increase in revenues was due to the acquisition of nearly all of the remaining shares of Brink's affiliate in France in the first quarter of 1998 (discussed in more detail below). The increase in operating profits reflects improved results from operations in France, as well as the increased ownership.

Revenues and operating profit from Asia/Pacific operations in the second quarter of 1998 were $6.8 million and $0.4 million, respectively. Revenues were essentially unchanged over the comparable 1997 period and operating profit decreased $0.3 million.

Brink's consolidated revenues totaled $571.7 million in the first six months of 1998 compared with $433.7 million in the first six months of 1997. The revenue increase of $137.9 million (32%) in the first half of 1998 was offset, in part, by an increase in total costs and expenses of $128.4 million. Brink's operating profit of $46.0 million in the first six months of 1998 represented a 32% increase over the $34.9 million operating profit reported in the prior year period.

Revenues from North American operations increased $36.7 million (16%) to $265.1 million in the first six months of 1998 from $228.4 million in the same period of 1997. North American operating profit increased $4.5 million (26%) to $21.9 million in the current year period from $17.4 million in the same period of 1997. The revenues and operating profit improvement for the six months of 1998 primarily resulted from improved armored car operations, which include ATM services.

In Latin America, revenues and operating profits increased 21% to $152.8 million and 8% to $16.0 million, respectively, from the first six months of 1997 to the comparable 1998 period. The increase in revenues and operating profits includes the impact of a full six months of consolidated results from the acquired operation in Venezuela, while the 1997 period included only five months of consolidated results. In addition, strong results in Venezuela and in Colombia were offset, in part, by costs associated with start-up operations in Argentina and equity losses from Brink's affiliate in Mexico.

Revenues and operating profit from European operations amounted to $140.7 million and $7.2 million, respectively, in the first six months of 1998. These amounts represented increases of $74.4 million and $5.5 million from the comparable period of 1997. The increase in revenue was due to the acquisition of nearly all the remaining shares of the Brink's affiliate in France in the first quarter of 1998. The increase in operating profits reflects improved results from operations in France, as well as the increased ownership. This improvement was partially offset by lower results in Belgium caused by industry-wide labor unrest in the armored car industry in that country which was resolved in the first quarter of 1998.

Revenues and operating profit from Asia/Pacific operations in the first six months of 1998 were $13.1 million and $0.8 million, respectively, compared to $13.1 million and $1.0 million, respectively, in the first six months of 1997.

Brink's continued its international strategy of gaining control of affiliated operations or exiting certain markets. During the second quarter, Brink's increased its ownership to 100% from 50% in its German affiliate, increased its majority ownership in its Colombian affiliate by 7.5% to 58% and divested its 24.5% interest in its Italian affiliate.


                                       ---
                                       12

BHS

The following is a table of selected financial data for BHS on a comparative basis:

                                                    Three Months Ended June 30           Six Months Ended June 30
(Dollars in thousands)                                   1998             1997              1998             1997
-------------------------------------------------------------------------------------------------------------------

Operating revenues                                   $ 50,061           44,225            98,471           86,410

Operating expenses                                     25,624           22,300            49,670           43,152
Selling, general and administrative expenses           10,542            8,652            21,404           17,206
-------------------------------------------------------------------------------------------------------------------
Total costs and expenses                               36,166           30,952            71,074           60,358

Operating profit:
   Monitoring and service                              18,152           15,944            35,334           30,534
   Net marketing, sales and installation               (4,257)          (2,671)           (7,937)          (4,482)
-------------------------------------------------------------------------------------------------------------------

Total operating profit                               $ 13,895           13,273            27,397           26,052
===================================================================================================================

Depreciation and amortization                        $  9,103            7,116            17,905           13,782
===================================================================================================================

Cash capital expenditures                            $ 19,043           17,559            37,502           34,079
===================================================================================================================

Monthly recurring revenues (a)                                                       $    13,976           11,834
===================================================================================================================

Number of subscribers:
   Beginning of period                                528,607          464,007           511,532          446,505
   Installations                                       28,557           26,798            55,307           52,388
   Disconnects                                         (9,506)          (8,740)          (19,181)         (16,828)
-------------------------------------------------------------------------------------------------------------------
End of period                                         547,658          482,065           547,658          482,065
===================================================================================================================


(a) Monthly recurring revenues are calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for monitoring, maintenance and related services. Annualized recurring revenues as of June 30, 1998 and 1997 were $167,715 and $142,005, respectively.

Revenues for BHS increased by 13% to $50.1 million in the second quarter of 1998 from $44.2 million in the 1997 quarter. In the first six months of 1998, revenues for BHS increased by $12.1 million (14%) to $98.5 million from $86.4 million in the first six months of 1997. The increase in revenues was due to higher ongoing monitoring and service revenues, reflecting a 14% increase in the subscriber base as well as higher average monitoring fees. As a result of such growth, monthly recurring revenues at June 30, 1998 grew 18% over the amount in effect at the end of June 30, 1997. Installation revenue for the second quarter and first six months of 1998 decreased 4% and 5%, respectively, over the same 1997 periods. While the number of new security system installations increased, the revenue per installation decreased in both the three and six month periods ended June 30, 1998, as compared to the 1997 periods, in response to continuing aggressive installation marketing and pricing by competitors.


                                       ---
                                       13

Operating profit of $13.9 million in the second quarter of 1998 represented an increase of $0.6 million (5%) compared to the $13.3 million earned in the 1997 second quarter. In the first six months of 1998, operating profit increased $1.3 million (5%) to $27.4 million from $26.1 million earned in the first six months of 1997. Operating profit generated from monitoring and service activities increased $2.2 million (14%) and $4.8 million (16%) for the quarter and six months ended June 30, 1998, respectively. Operating profit during both of those periods was favorably impacted by the growth in the subscriber base combined with the higher average monitoring fees. Cash margins per subscriber resulting from this portion of the business increased from the same respective periods of 1997. Operating losses from marketing, sales and installation activities increased $1.6 million and $3.5 million during the second quarter and first six months of 1998, respectively, as compared to the same periods of 1997. This increase in both the quarter and year-to-date periods is due to higher levels of sales and marketing costs incurred and expensed combined with lower levels of installation revenue. Both of these factors are a consequence of the continuing competitive environment in the residential security market.

As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Brink's Group and the BHS segment for the three and six months ended June 30, 1998 by $1.5 million and $2.9 million, respectively, and by $1.2 million and $2.4 million, respectively, for the same periods of 1997. The effect of this change increased diluted net income per common share of the Brink's Group by $.02 and $.05 in the three and six month periods ended June 30, 1998, respectively, and by $.02 and $.04 in the comparable periods of 1997, respectively.


                                       ---
                                       14

BAX GLOBAL

The following is a table of selected financial data for BAX Global on a comparative basis:

(In thousands - except per                          Three Months Ended June 30            Six Months Ended June 30
pound/shipment amounts)                                  1998             1997              1998              1997
-------------------------------------------------------------------------------------------------------------------

Operating revenues:
Intra-U.S.:
   Expedited freight services                       $ 151,642          144,668           299,040           281,340
   Other                                                1,294            1,890             2,239             3,612
-------------------------------------------------------------------------------------------------------------------
Total Intra-U.S.                                      152,936          146,558           301,279           284,952
International:
   Expedited freight services (a)                     219,436          213,321           425,888           411,450
   Other (a)                                           60,512           39,688           108,150            74,574
-------------------------------------------------------------------------------------------------------------------
Total International                                   279,948          253,009           534,038           486,024
-------------------------------------------------------------------------------------------------------------------
Total operating revenues                              432,884          399,567           835,317           770,976

Operating expenses                                    385,157          355,693           747,496           686,604
Selling, general and administrative expenses           41,922           45,298            81,453            75,689
-------------------------------------------------------------------------------------------------------------------
Total costs and expenses                              427,079          400,991           828,949           762,293
Other operating income, net                               474              859               341             1,508
-------------------------------------------------------------------------------------------------------------------
Operating profit (loss):
   Intra-U.S. (b)                                       2,082           (1,252)           (2,895)            2,865
   International (b)                                    4,197              687             9,604             7,326
-------------------------------------------------------------------------------------------------------------------
Total operating profit (loss)                       $   6,279             (565)            6,709            10,191
===================================================================================================================
Depreciation and amortization                       $   8,785            7,091            16,394            13,999
===================================================================================================================
Cash capital expenditures                           $  20,135            4,748            44,410            10,923
===================================================================================================================
Expedited freight services
   shipment growth rate (c)                              1.1%             0.6%              1.2%             (0.6%)

Expedited freight services
   weight growth rate (c):
   Intra-U.S.                                            8.0%             3.1%              8.5%              2.0%
   International                                         8.0%             7.9%              8.4%              5.2%
   Worldwide                                             8.0%             5.7%              8.4%              3.7%
===================================================================================================================
Expedited freight services
   weight (millions of pounds)                          402.5            372.6             784.0             723.1

Expedited freight services
   shipments (thousands)                                1,345            1,330             2,635             2,605
===================================================================================================================

Worldwide expedited freight services:
   Yield (revenue per pound) (a)                    $    .922             .961              .925              .958
   Revenue per shipment (a)                         $     276              269               275               266
   Weight per shipment (pounds)                           299              280               298               278
===================================================================================================================


(a) Prior period's international expedited freight revenues have been reclassified to conform to the current period classification.
(b)The three and six month periods ended June 30, 1997 include $12.5 million of consulting expenses related to the redesign of BAX Global's business processes and new information system architecture of which $4.75 million and $7.75 million was attributed to Intra-U.S.and International, respectively.
(c) Compared to the same period in the prior year.


                                       ---
                                       15

BAX Global's second quarter 1998 operating profit amounted to $6.3 million, an increase of $6.9 million from the operating loss of $0.6 million reported in the second quarter of 1997, which included the $12.5 million charge for special consulting expenses. Worldwide revenues increased 8% to $432.9 million from $399.6 million in the 1997 quarter. The $33.3 million growth in revenues reflects an 8% increase in worldwide expedited freight services pounds shipped, which reached 402.5 million pounds in the second quarter of 1998, partially offset by a 4% decrease in average yield on this volume. In addition, non-expedited freight services revenues, increased $20.2 million (49%) during the second quarter of 1998 as compared to the same quarter in 1997 reflecting increases in ocean freight services, logistics revenues and revenues from the recently acquired Air Transport International LLC ("ATI") discussed in further detail below. Worldwide expenses amounted to $427.1 million, $26.1 million (7%) higher than in the second quarter of 1997.

In the second quarter of 1998, BAX Global's intra-U.S. revenues increased from $146.6 million to $152.9 million. This $6.3 million (4%) increase was primarily due to an increase of $7.0 million (5%) in intra-U.S. expedited freight services revenues. The higher level of intra-U.S. expedited freight services revenues in 1998 was due to an 8% increase in weight shipped offset, in part, by a 3% decrease in average yield. The decrease in the average yield was due to the combination of a shift in product mix to lower yielding second day freight along with lower average pricing on both overnight and second day traffic. Intra-U.S. operating results during the second quarter of 1998 increased $3.3 million from the $1.3 million operating loss recorded in the second quarter of 1997. However, intra-U.S. operating results in the 1998 quarter included $1.0 million of expenses related to Year 2000 and information technology initiatives, while operating results in the 1997 quarter included $4.8 million relating to the special consulting charge. Adjusted for these items, intra-U.S. profits decreased $0.5 million from $3.5 million to $3.0 million. While expedited freight gross margin as a percentage of revenue remained consistent between the quarters, other operating expenses increased relative to increases in station operating costs associated with efforts to enhance service levels.

International revenues in the second quarter of 1998 increased $26.9 million (11%) to $279.9 million from the $253.0 million recorded in the second quarter of 1997. International expedited freight services revenues increased $6.1 million (3%) due to an 8% increase in weight shipped, partially offset by a 5% decrease in average yield. The decrease in yield reflects a change in mix with less export traffic to higher yielding Asian markets, combined with the absence of third party carrier surcharges which existed in the second quarter of 1997. In addition, international non-expedited freight services revenue increased $20.8 million (52%) in the second quarter of 1998 as compared to the same period in 1997 due to growth in ocean freight services, logistics revenues and revenues from the recently acquired ATI business. International operating profit in the second quarter of 1998 increased $3.5 million from the $0.7 million recorded in the second quarter of 1997. However, international operating results in the second quarter of 1998 included $1.8 million of expenses relating to Year 2000 and information technology initiatives, while operating results in the second quarter of 1997 included $7.8 million relating to the special consulting charge. After adjusting for these items, international operating profits decreased $2.5 million from $8.5 million to $6.0 million primarily due to the inclusion of ATI results along with increased provisions for bad debt expense in Asia.

BAX Global's operating profit for the first six months of 1998 amounted to $6.7 million, a decrease of $3.5 million from the $10.2 million reported in the first six months of 1997, which included the $12.5 million charge. Worldwide revenues in the 1998 period increased 8% to $835.3 million from $771.0 million in the 1997 period. The $64.3 million growth in revenues reflects an 8% increase in worldwide expedited freight services pounds shipped, which reached 784.0 million pounds in the first half of 1998, offset by a 3% decrease in yield on this volume. In addition, non-expedited freight services revenues increased $32.2 million (41%) during the first six months of 1998 as compared to 1997. Worldwide expenses in the 1998 period amounted to $828.9 million, $66.7 million (9%) higher than the 1997 period.


                                       ---
                                       16

In the first six months of 1998, BAX Global's intra-U.S. revenues increased from $285.0 million to $301.3 million. This $16.3 million (6%) increase was primarily due to an increase of $17.7 million (6%) in intra-U.S. expedited freight services revenues. The higher level of expedited freight services revenues in 1998 was due to a 9% increase in weight shipped, offset by a 2% decrease in the average yield. Intra-U.S. operating loss during the first six months of 1998 was $2.9 million compared to a $2.9 operating profit in the first six months of 1997. However, intra-U.S. operating results in the first half of 1998 included $2.6 million of expenses related to Year 2000 and information technology initiatives partially offset by several non-recurring items, while the first half of 1997 included $4.8 million relating to the $12.5 million special consulting expenses. After adjusting for these items, intra-U.S. operating profit decreased $8.0 million from the first half of 1997 to the first half of 1998. The decrease is due to lower than expected volume combined with higher fixed operating and transportation costs. Transportation costs as a percentage of expedited freight services revenues increased during late 1997 and early 1998 due, in part, to efforts to enhance service levels. In addition, transportation costs during the first quarter of 1998 were also unfavorably impacted by service disruptions mainly caused by equipment problems which were resolved during the first quarter.

International revenues in the first six months of 1998 increased $48.0 million (10%) to $534.0 million from the $486.0 million recorded in the comparable period of 1997. International expedited freight services revenue increased $14.4 million (4%) due to an 8% increase in weight shipped offset by a 5% decrease in the average yield. The decrease in yield reflects a change in mix with less export traffic to higher yielding Asian markets, combined with the absence of third party carrier surcharges which existed in the 1997 period. International non-expedited freight services revenue increased $33.6 million (45%) in the first six months of 1998 as compared to the same period in 1997. The increase primarily relates to growth in ocean freight services, logistics revenues and revenues from the recently acquired ATI. International operating profit in the first six months of 1998 increased $2.3 million (31%) from the $7.3 million recorded in the comparable period of 1997. However, international operating results in the first half of 1998 included $3.7 million related to Year 2000 and information technology initiatives, while the first half of 1997 included $7.8 million relating to the special consulting charge. After adjusting for these items, international operating profits decreased $1.8 million from $15.1 million in the first half of 1997 to $13.3 million in the first half of 1998. The decrease is primarily due to the inclusion of ATI results along with increased provisions for bad debt expense in Asia.

During June 1998, C. Robert Campbell joined BAX Global as President and Chief Executive Officer. New management's priorities for the remainder of the year will include reviewing the current organizational structure, the adequacy and utilization of resources, the initiatives relating to margin improvement and service enhancements, as well as the continuation of certain information technology initiatives. Although the outcome of these reviews has not been determined, future earnings may be impacted.


                                       ---
                                       17

COAL OPERATIONS

The following are tables of selected financial data for Coal Operations on a comparative basis:

                                                    Three Months Ended June 30           Six Months Ended June 30
(In thousands)                                           1998             1997              1998             1997
-------------------------------------------------------------------------------------------------------------------

Net sales                                           $ 130,176          154,073           276,096          308,666
-------------------------------------------------------------------------------------------------------------------

Cost of sales                                         130,209          150,144           271,702          299,883
Selling, general and
   administrative expenses                              4,423            4,775             8,677            9,711
-------------------------------------------------------------------------------------------------------------------
Total costs and expenses                              134,632          154,919           280,379          309,594
Other operating income, net                             2,742            2,078             5,071            5,783
-------------------------------------------------------------------------------------------------------------------
Operating (loss) profit                             $  (1,714)           1,232               788            4,855
===================================================================================================================

Coal sales (tons):
   Metallurgical                                        1,995            1,823             3,926            3,714
   Steam                                                2,312            3,294             5,235            6,523
-------------------------------------------------------------------------------------------------------------------
Total coal sales                                        4,307            5,117             9,161           10,237
===================================================================================================================

Production/purchased (tons):
   Deep                                                 1,368            1,324             2,757            2,426
   Surface                                              1,841            2,739             3,810            5,398
   Contract                                               200              373               442              736
-------------------------------------------------------------------------------------------------------------------
                                                        3,409            4,436             7,009            8,560
Purchased                                               1,046              963             2,011            2,303
-------------------------------------------------------------------------------------------------------------------
Total                                                   4,455            5,399             9,020           10,863
===================================================================================================================


(In thousands,                                      Three Months Ended June 30           Six Months Ended June 30
except per ton amounts)                                  1998             1997              1998             1997
-------------------------------------------------------------------------------------------------------------------

Net coal sales (a)                                  $ 128,053          151,303           272,029          304,001
Current production costs
   of coal sold (a)                                   119,387          140,554           251,894          282,126
-------------------------------------------------------------------------------------------------------------------
Coal margin                                             8,666           10,749            20,135           21,875
Non-coal margin                                           623              527             1,239            1,245
Other operating income, net                             2,742            2,078             5,071            5,783
-------------------------------------------------------------------------------------------------------------------
Margin and other income                                12,031           13,354            26,445           28,903
-------------------------------------------------------------------------------------------------------------------
Other costs and expenses:
   Idle equipment and closed mines                      2,582              250             3,285              557
   Inactive employee cost                               6,740            7,097            13,695           13,780
   Selling, general and
     administrative expenses                            4,423            4,775             8,677            9,711
-------------------------------------------------------------------------------------------------------------------
Total other costs and expenses                         13,745           12,122            25,657           24,048
-------------------------------------------------------------------------------------------------------------------
Operating (loss) profit                             $  (1,714)           1,232               788            4,855
===================================================================================================================
Coal margin per ton:
   Realization                                      $   29.73            29.57             29.69            29.70
   Current production costs                             27.72            27.47             27.49            27.56
-------------------------------------------------------------------------------------------------------------------
Coal margin                                         $    2.01             2.10              2.20             2.14
===================================================================================================================


(a) Excludes non-coal components.


                                       ---
                                       18

Coal Operations generated an operating loss of $1.7 million (including a $2.2 million loss on the sale of certain coal assets at its Elkay mining operation in West Virginia ("Elkay Assets")) in the second quarter of 1998, compared to an operating profit of $1.2 million recorded in the 1997 second quarter. Sales volume of 4.3 million tons in the second quarter of 1998 was 16% less than the
5.1 million tons sold in the prior year quarter. Compared to the second quarter of 1997, steam coal sales in 1998 decreased by 1.0 million tons (30%), to 2.3 million tons, while metallurgical coal sales increased 0.2 million tons (9%), to
2.0 million tons. The steam sales volume reduction was primarily due to the reduced production by and subsequent sale of certain Elkay Assets (discussed below) along with reduced sales in the spot market. Steam coal sales represented 54% of total volume in 1998 and 64% in 1997.

Total coal margin of $8.7 million for the second quarter of 1998 represented a decrease of $2.1 million from the comparable 1997 period. The decrease in total coal margin reflects lower sales volume combined with a 4% decrease ($0.09 per ton) in coal margin per ton. The overall change in coal margin per ton during the 1998 quarter was impacted by decreases in metallurgical coal margins, partially offset by increases in steam coal margins. Metallurgical margins were negatively impacted in the three months ended June 30, 1998 by lower realizations per ton resulting from lower negotiated pricing with metallurgical customers for the new contract year which began April 1, 1998. Steam coal margins improved in the 1998 second quarter due to higher realizations.

In addition to these factors, total coal margin per ton was impacted by a change in both the production and sales mix. Despite the decreases in metallurgical coal realization per ton, overall realization per ton of coal sold increased $0.16 per ton as a greater proportion of coal sales came from the higher priced metallurgical coal. In addition, the current production cost of coal sold increased $0.25 per ton to $27.72 in the second quarter of 1998 from the second quarter of 1997 due to a higher proportion of deep mine production which is more costly.

Production in the 1998 second quarter decreased 1.0 million tons over the 1997 second quarter to 3.4 million tons due to the reduced production by and subsequent sale of certain Elkay Assets (discussed below). Purchased coal remained constant at 1.0 million tons. Surface production accounted for 55% and 63% of the total production in the 1998 and 1997 second quarters, respectively. Productivity of 35.3 tons per man day in the 1998 second quarter decreased from the 37.7 tons per man day in the 1997 second quarter primarily attributable to an increased percentage of deep mine production.

Non-coal margin, which reflects earnings from the oil, gas and timber businesses, amounted to $0.6 million in the second quarter of 1998, which was $0.1 million higher than in the second quarter of 1997. Other operating income, which primarily includes gains and losses on sales of property and equipment and third party royalties, amounted to $2.7 million in the second quarter of 1998 as compared to $2.1 million in the comparable period of 1997. This increase was due to higher levels of dividend and royalty income. Net gains on sales of property and equipment during the quarter included $0.2 million of the total $2.2 million loss associated with the sale of certain Elkay Assets (discussed below).

Idle equipment and closed mine costs increased $2.3 million to $2.6 million in the 1998 second quarter from the comparable 1997 quarter largely due to inventory writedowns of $2.0 million associated with the sale of certain Elkay Assets (discussed below). Inactive employee costs, which represent long-term employee liabilities for pension and retiree medical costs, decreased from $7.1 million to $6.7 million for the second quarter of 1998 resulting from lower premiums from the Coal Industry Retiree Health Benefit Act of 1992, partially offset by the use of a lower long-term discount rate to calculate the present value of the liabilities. Selling, general and administrative expenses decreased $0.4 million (7%) in the second quarter of 1998 from the 1997 second quarter due to continued Coal Operations cost control efforts.


                                       ---
                                       19

During the second quarter of 1998, Coal Operations disposed of certain assets, including a surface mine, coal supply contracts and limited coal reserves, of its Elkay mining operation in West Virginia. The referenced surface mine produced approximately 1 million tons of steam coal from January 1, 1998 through the end of April 1998, at which point coal production ceased. Total cash proceeds from the sale amounted to approximately $18 million, resulting in a pre-tax loss of approximately $2.2 million. This pre-tax book loss includes approximately $2.0 million of inventory writedowns related to coal which can no longer be blended with other coals produced from these disposed assets. This writedown has been included in Coal Operations cost of sales.

During the first six months of 1998, Coal Operations generated an operating profit of $0.8 million compared to $4.9 million in the corresponding 1997 period. Sales volume of 9.2 million tons in the first half of 1998 was 1.1 million tons less than the 1997 period. Metallurgical coal sales increased by
0.2 million tons (6%) to 3.9 million tons and steam coal sales decreased by 1.3 million tons (20%) to 5.2 million tons compared to the prior year primarily due to the reduced production by and subsequent sale of certain Elkay Assets. Steam coal sales represented 57% of the total 1998 sales volume, as compared to 64% in 1997.

For the first six months of 1998, coal margin was $20.1 million, a decrease of $1.7 million over the 1997 period. Coal margin per ton increased to $2.20 per ton in the first six months of 1998 from $2.14 per ton for the same period of 1997. This overall change in coal margin per ton during the first six months of 1998 was due to the change in sales and production mix which occurred in the second quarter and an increase in steam coal margins partially offset by a decrease in metallurgical coal margins. Steam coal margins increased for the first six months of 1998 due to higher realizations during the period. During the same period, metallurgical margins decreased due to the negative impact of lower realization amounts which began with the new contract year in the second quarter of 1998. This was partially offset by lower production costs, which included the Harbor Maintenance Tax benefit discussed below.

The current production cost of coal sold for the first half of 1998 was $27.49 per ton as compared to $27.56 per ton for the first half of 1997. While production cost per ton increased due to a larger proportion of the higher cost deep mine production, these increases were more than offset by a $1.3 million benefit ($0.14 per ton) related to a favorable ruling issued by the U.S. Supreme Court on the unconstitutionality of the Harbor Maintenance Tax. Production for the year-to-date 1998 period totaled 7.0 million tons, a decrease from the 1997 period production of 8.6 million tons, due in large part to the reduced production by and subsequent sale of certain Elkay Assets. Surface production accounted for 55% and 64% of the total production in the 1998 and 1997 periods, respectively. Productivity of 35.1 tons per man day in period decreased from the
37.1 tons per man day in 1997 due to the increased percentage of deep mine production.

The non-coal margin was $1.2 million for the first half of both 1998 and 1997. Other operating income decreased $0.7 million for the 1998 period due to the inclusion in 1997 of a favorable insurance settlement.

Idle equipment and closed mine costs increased $2.7 million in the first half of 1998 as compared to 1997, primarily due to inventory writedowns of $2.0 million associated with the sale of certain Elkay Assets along with costs relating to mines which went idle in the third quarter of 1997. Inactive employee costs, which primarily represent long-term employee liabilities for pension and retiree medical costs, decreased slightly by $0.1 million to $13.7 million in the 1998 six months. This favorable change reflects lower premiums from the Coal Industry Retiree Health Benefit Act of 1992, offset by the use of a lower long-term interest rate to calculate the present value of the long-term liabilities during 1998 compared to the rate used in 1997. Selling, general and administrative expenses declined by $1.0 million (11%) in the six months of 1998 as compared to the 1997 period, as a result of Coal Operations cost control efforts.


                                       ---
                                       20

In July 1998, Coal Operations completed the sale of two idle properties in West Virginia and a loading dock in Sandlick, Kentucky for an expected pre-tax gain of approximately $5 million. These asset disposals continue the Coal Operations' strategy of disposing of idle and under-performing assets, while focusing on its core metallurgical and steam coal operations. Later this year Coal Operations plans to begin to develop a major underground metallurgical coal mine on reserves owned by the company in Virginia. At full production, scheduled for sometime in 2001, this mine is expected to produce average annual production of approximately 1.3 million tons from a proven and probable reserve of approximately 15.0 million tons.

Coal Operations continues cash funding for charges recorded in prior years for facility closure costs recorded as restructuring and other charges in the Statement of Operations. The following table analyzes the changes in liabilities during the first six months of 1998 for such costs:

                                                                                        Employee
                                                                          Mine      Termination,
                                                                           and           Medical
                                                                         Plant               and
                                                                       Closure         Severance
(In thousands)                                                           Costs             Costs             Total
-------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 1997                                  $      11,143            19,703            30,846
Payments                                                                   521             1,013             1,534
Other reductions                                                            16                --                16
-------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 1998                                      $      10,606            18,690            29,296
===================================================================================================================

MINERAL VENTURES

The following is a table of selected financial data for Mineral Ventures on a comparative basis:

(Dollars in thousands, except                       Three Months Ended June 30           Six Months Ended June 30
per ounce data)                                          1998             1997              1998             1997
-------------------------------------------------------------------------------------------------------------------

Stawell Gold Mine:
   Gold sales                                        $  4,217            3,719             8,173             8,000
   Other revenue                                           15               20                37                29
-------------------------------------------------------------------------------------------------------------------
Net sales                                               4,232            3,739             8,210             8,029

Cost of sales (a)                                       3,071            3,666             5,742             7,297
Selling, general and
   administrative expenses (a)                            248              381               539               679
-------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                3,319            4,047             6,281             7,976
-------------------------------------------------------------------------------------------------------------------
Operating profit - Stawell
   Gold Mine                                              913             (308)            1,929                53
Other operating expense, net                           (1,191)          (1,002)           (2,254)           (1,818)
-------------------------------------------------------------------------------------------------------------------
Operating loss                                       $   (278)          (1,310)             (325)           (1,765)
===================================================================================================================

Stawell Gold Mine:
   Mineral Ventures' 50% direct share:
     Ounces sold                                       11,809            9,665            22,955            20,241
     Ounces produced                                   11,743            9,315            22,899            20,266
   Average per ounce sold (US$):
     Realization                                     $    357              385               356               395
     Cash cost                                            219              370               213               348
===================================================================================================================


(a) Excludes $1,062 and $1,970 of non-Stawell related selling, general and administrative expenses for the three months and six months ended June 30, 1998. Excludes $26 and $797, and $68 and $1,414 of non-Stawell related cost of sales and selling, general and administrative expenses, respectively, for the three months and six months ended June 30, 1997. Such costs are reclassified to cost of sales and selling, general and administrative expenses in the Minerals Group Statement of Operations.


                                       ---
                                       21

Mineral Ventures, which primarily consists of a 50% direct and a 17% indirect interest in the Stawell gold mine ("Stawell") in western Victoria, Australia, generated an operating loss of $0.3 million in the second quarter of 1998, an improvement of $1.0 million as compared to the loss of $1.3 million in the second quarter of 1997. Mineral Ventures' 50% direct interest in Stawell's operations generated net sales of $4.2 million in the second quarter of 1998 compared to $3.7 million in the 1997 period due to an increase in ounces of gold sold from 9.7 thousand ounces to 11.8 thousand ounces, partially offset by lower gold realizations due to declining market prices. The second quarter operating profit at Stawell of $0.9 million increased $1.2 million over the prior year quarter reflecting a $151.0 per ounce decrease (41%) in the cash cost of gold sold partially offset by a $28.0 per ounce decrease (7%) in average realization. Production costs were lower in the 1998 quarter due to a weaker Australian dollar as well as lower operating costs than the 1997 quarter which was adversely impacted by the collapse of a ventilation shaft during its construction which caused production delays.

During the first six months of 1998, Mineral Ventures generated an operating loss of $0.3 million as compared to an operating loss of $1.8 million in the 1997 period. Mineral Ventures' 50% direct interest in Stawell's operations generated net sales of $8.2 million in the first half of 1998 compared to $8.0 million in the 1997 period as the ounces of gold sold increased from 20.2 thousand ounces to 23.0 thousand ounces (13%). The operating profit at Stawell of $1.9 million was $1.9 million higher than operating profit in the first half of 1997 and was affected by a $135 per ounce decrease (39%) in the cash cost of gold sold offset by a $39 per ounce decrease (10%) in the selling price of gold. Production costs were lower in 1998 due to a weaker Australian dollar. In addition, Stawell's costs in the first half of 1997 were negatively impacted by temporary unfavorable ground conditions and the collapse of a new ventilation shaft during its construction resulting in lower production and higher costs.

As of June 30, 1998, approximately 17% of Mineral Ventures' share of the total proven and probable reserves had been sold forward under forward sales contracts that mature periodically through mid-1999. Based on contracts in place and current market conditions, full year 1998 average realizations are expected to be between $325 and $330 per ounce of gold sold. At June 30, 1998, remaining proven and probable gold reserves at the Stawell mine were estimated at 392.2 thousand ounces.

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

FOREIGN OPERATIONS
A portion of the Company's financial results is derived from activities in foreign countries, each with a local currency other than the U.S. dollar. Because the financial results of the Company are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The Company's international activity is not concentrated in any single currency, which mitigates the risks of foreign currency rate fluctuation. In addition, these rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The Company routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Company uses foreign currency forward contracts to hedge the currency risks associated with such transactions. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. In addition, translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. A subsidiary in Venezuela and affiliates in Mexico operate in such highly inflationary economies. Prior to January 1, 1998, the economy in Brazil, in which the Company has subsidiaries, was considered highly inflationary.


                                       ---
                                       22

The Company is also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, controls on repatriation of earnings and capital, nationalization, political instability, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Company cannot be predicted.

CORPORATE EXPENSES
In the second quarter of 1998, corporate expenses totaled $6.7 million compared with $4.5 million in the 1997 second quarter. The increase in corporate expenses over the second quarter of 1997 was primarily due to costs associated with a severance agreement with a former member of the Company's senior management. In the first six months of 1998, corporate expenses increased $8.9 million from $9.6 million to $18.5 million. Corporate expenses in the first six months of 1998 also included $5.8 million of additional expenses relating to a retirement agreement between the Company and its former Chairman and CEO.

OTHER OPERATING INCOME, NET
Other operating income, net, includes the Company's share of net earnings or losses of unconsolidated affiliates, primarily Brink's equity affiliates, royalty income from Coal Operations, foreign currency exchange gains and gains and losses from sales of coal assets. Other operating income, net, increased $0.2 million and decreased $0.3 million in the three and six month periods ended June 30, 1998, respectively, as compared to the same periods in 1997. The increase in the quarter is due primarily to higher levels of royalty and dividend income from Coal Operations. The year-to-date decrease is the result of lower net gains on asset sales and foreign currency exchange gains, partially offset by improvements from Brink's equity affiliates.

NET INTEREST EXPENSE
Net interest expense increased $3.0 million and $4.7 million in the three and six month periods ended June 30, 1998, respectively, as compared to the same periods in 1997. This increase is predominantly due to higher average borrowings related to capital expenditures and acquisitions, as well as higher average interest rates largely attributed to foreign borrowings.

OTHER INCOME/EXPENSE, NET
Other income/expense, net for the second quarter of 1998 was income of $1.0 million versus expense of $1.9 million in the second quarter of 1997. Other expense, net was $0.4 million in the first six months of 1998 as compared to $4.3 million in the 1997 corresponding period. The lower level of other expense, net in both the three and six month periods was due to higher foreign translation gains, lower minority interest expense for Brink's consolidated affiliates and higher gains on sales of assets.

INCOME TAXES
In both the 1998 and 1997 periods presented, the provision for income taxes was less than the statutory federal income tax rate of 35% due to the tax benefits of percentage depletion on Coal Operations and lower taxes on foreign income, partially offset by provisions for goodwill amortization and state income taxes.

                               FINANCIAL CONDITION

CASH FLOW REQUIREMENTS
Cash provided by operating activities during the first six months of 1998 totaled $82.2 million compared with $85.5 million in the first six months of 1997. This decrease resulted from lower net income and increased funding for working capital, partially offset by higher noncash charges in the first six months of 1998. Cash generated from operations was not sufficient to fund investing activities, which primarily include capital expenditures, aircraft heavy maintenance and acquisitions. As a result of these items and funds used for share activities, the Company required net borrowings of $90.8 million, resulting in an increase in cash and cash equivalents of $0.4 million compared to December 31, 1997.


                                       ---
                                       23

In the first quarter of 1998, Brink's purchased 62% (representing nearly all the remaining shares) of its French affiliate ("Brink's S.A.") for payments aggregating US $39 million over three years. The acquisition was funded through an initial payment made at closing of $8.8 million and a note to the seller for a principal amount of US $27.5 million payable in annual installments plus interest through 2001. In addition, borrowings of approximately US $19,000 and capital leases of approximately US $30,000 were assumed.

On April 30, 1998, the Company acquired the privately held ATI for a purchase price of approximately $29 million. The acquisition was funded through the revolving credit portion of the Company's bank credit agreement and was accounted for as a purchase.

During the second quarter of 1998, the Company's Coal Operations disposed of certain assets of its Elkay mining operation in West Virginia. The assets were sold for cash of approximately $18 million, resulting in a pre-tax loss of $2.2 million.

CAPITAL EXPENDITURES
Cash capital expenditures for the first six months of 1998 totaled $122.7 million, $40.4 million higher than in the comparable period in 1997. Of the 1998 amount of cash capital expenditures, $27.7 million was spent by Brink's, $37.5 million was spent by BHS, $44.4 million was spent by BAX Global, $11.2 million was spent by Coal Operations and $1.4 million was spent by Mineral Ventures. For the remainder of 1998, company-wide cash capital expenditures are projected to range between $120.0 and $130.0 million. The foregoing amounts exclude expenditures that have been or are expected to be financed through capital and operating leases, and any acquisition expenditures.

FINANCING
The Company intends to fund cash capital expenditures through cash flow from operating activities or through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or other borrowing arrangements.

Total outstanding debt amounted to $426.2 million at June 30, 1998, up from the $243.3 million at year-end 1997. The $182.9 million increase reflects debt associated with both the Brink's France and BAX Global's ATI acquisitions (as previously discussed), as well as additional cash required to fund capital expenditures.

The Company has a $350.0 million credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million. As of June 30, 1998 and December 31, 1997 borrowings of $100.0 million were outstanding under the term loan portion of the Facility and $101.8 million and $25.9 million, respectively, of additional borrowings were outstanding under the remainder of the Facility.

OFF-BALANCE SHEET INSTRUMENTS
Fuel Contracts - The Company, on behalf of the BAX Group, enters into commodity option transactions that are intended to protect against significant changes in jet fuel prices. As of June 30, 1998, these transactions aggregated 53.6 million gallons and mature periodically throughout the remainder of 1998 and mid-1999. The fair value of these fuel hedge transactions may fluctuate over the course of the contract period due to changes in the supply and demand for oil and refined products. Thus, the economic gain or loss, if any, upon settlement of the contracts may differ from the fair value of the contracts at an interim date. At June 30, 1998, the fair value adjustment of all outstanding contracts to hedge jet fuel requirements was ($2.0) million.

Interest rate contracts - In the second quarter of 1998, the Company entered into three interest rate swap agreements. These three agreements effectively convert a portion of the interest on its $100.0 million variable rate term loan to fixed rates. The first fixes the interest rate at 5.84% on $20.0 million in face amount of debt, the second fixes the interest rate at 5.86% on $20.0 million in face amount of debt, and the third fixes the interest rate at 5.80% on $20.0 million in face amount of debt. The first two agreements mature in May 2001, while the third agreement matures in May 2000. As of June 30, 1998 the fair value adjustment of all of these agreements was not significant.


                                       ---
                                       24

Foreign currency forward contracts - The Company, on behalf of the Minerals Group, enters into foreign currency forward contracts, from time to time, with a duration of up to two years as a hedge against liabilities denominated in the Australian dollar. These contracts minimize the Minerals Group's exposure to exchange rate movements related to cash requirements of Australian operations denominated in Australian dollars. At June 30, 1998, the notional value of foreign currency forward contracts outstanding was $17.6 million and the fair value adjustment approximated ($1.7) million.

Gold contracts - In order to protect itself against downward movements in gold prices, the Company, on behalf of the Minerals Group, hedges a portion of its share of gold sales from the Stawell gold mine primarily through forward sales contracts. At June 30, 1998, 32,973 ounces of gold, representing approximately 17% of the Minerals Group's share of Stawell's proven and probable reserves, were sold forward under forward sales contracts that mature periodically through mid-1999. Because only a portion of its future production is currently sold forward, the Minerals Group can take advantage of increases and is exposed to decreases in the spot price of gold. At June 30, 1998, the fair value adjustment of the Minerals Group's forward sales contracts was ($.2) million.

READINESS FOR YEAR 2000
The Company has taken actions to understand the nature and extent of work required to make its systems, products, services and infrastructure Year 2000 compliant. The Company is currently preparing its financial, information and other computer-based systems for the Year 2000, including replacing and/or updating existing systems. The Company continues to evaluate the total estimated costs associated with these efforts, which it currently estimates to be between $40-$45 million. Based on actual experience and available information, the Company believes that it will be able to manage its Year 2000 transition without any material adverse effect on its business operations, services or financial condition. However, if the applicable modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 issue could have a material adverse impact on the operations of the Company. Further, management is currently evaluating the extent to which the Company's interface systems are vulnerable to its suppliers' and customers' failure to remediate their own Year 2000 issues as there is no guarantee that the systems of other companies on which the Company's systems rely will be timely and adequately converted.

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


                                       ---
                                       25

Under the share repurchase programs authorized by the Board of Directors (the "Board"), the Company purchased shares in the periods presented:

                                                      Three Months Ended June 30          Six Months Ended June 30
(Dollars in millions)                                         1998          1997              1998            1997
-------------------------------------------------------------------------------------------------------------------
Brink's Stock:
  Shares                                                   114,100        13,000           114,100         166,000
  Cost                                               $         4.4           0.3               4.4             4.3

BAX Stock:
  Shares                                                   227,400            --           404,932         132,100
  Cost                                               $         3.7            --               7.2             2.6

Convertible Preferred Stock:
  Shares                                                        --            --               355              --
  Cost                                               $          --            --               0.1              --
  Excess carrying amount (a)                         $          --            --              0.02              --
===================================================================================================================


(a) The excess of the carrying amount of the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Statement of Operations.

The Company's remaining repurchase authority with respect to the Convertible Preferred Stock as of June 30, 1998 was $24.2 million. As of June 30, 1998, the Company had remaining authority to purchase over time 0.9 million shares of Brink's Stock; 0.7 million shares of BAX Stock; and 1.0 million shares of Minerals Stock. The remaining aggregate purchase cost limitation for all common stock was $13.4 million as of June 30, 1998.

DIVIDENDS
The Board intends to declare and pay dividends, if any, on Brink's Stock, BAX Stock and Minerals Stock based on the earnings, financial condition, cash flow and business requirements of the Brink's Group, BAX Group and the Minerals Group, respectively. Since the Company remains subject to Virginia law limitations on dividends, losses by one Group could affect the Company's ability to pay dividends in respect of stock relating to the other Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount as defined in the Company's Articles of Incorporation. The Available Minerals Dividend Amount may be reduced by activity that reduces shareholder's equity or the fair value of net assets of the Minerals Group. Such activity includes net losses by the Minerals Group, dividends paid on the Minerals Stock and the Convertible Preferred Stock, repurchases of Minerals Stock and the Convertible Preferred Stock, and foreign currency translation losses. At June 30, 1998, the Available Minerals Dividend Amount was at least $10.1 million.

During the first six months of 1998 and 1997, the Board declared and the Company paid cash dividends of 5.00 cents per share of Brink's Stock and 12.00 cents per share of BAX Stock, as well as 18.75 cents and 32.50 cents per share, respectively, of Minerals Stock. Dividends paid on the Convertible Preferred Stock in each of the first six months of 1998 and 1997 were $1.8 million. In May 1998, the Company reduced the dividend rate on Minerals Stock to 10.00 cents per year per share for shareholders as of the May 15, 1998 record date. Cash made available, if any, from this lower dividend rate will be used to either reinvest, as suitable opportunities arise, in the Minerals Group companies or to pay down debt, with a view towards maximizing long-term shareholder value.


                                       ---
                                       26

ACCOUNTING CHANGES
The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", in the first quarter of 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. Total comprehensive income, which is composed of net income attributable to common shares and foreign currency translation adjustments, for the quarters ended June 30, 1998 and 1997 was $16.3 million and $12.9 million, respectively, and for the six months ended June 30, 1998 and 1997 was $27.2 million and $27.6 million, respectively.

Effective January 1, 1998, the Company implemented AICPA Statement of Position ("SOP") No. 98-1 "Accounting for the Costs of Computer Software Developed for Internal Use". SOP No. 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for The Pittston Company for the year beginning January 1, 2000, with early adoption allowed. The Company is currently evaluating the timing of adoption and the effect that implementation of the new standard will have on its results of operations and financial position.

In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5, which provides guidance on the reporting of start-up costs and organization costs, requires that such costs be expensed as incurred. This SOP is effective for The Pittston Company for the year beginning January 1, 1999, with early application encouraged. Initial application of the SOP is required to be reported as a cumulative effect of a change in accounting principle as of the beginning of the year of adoption. The Company is currently evaluating the effect that implementation of the new statement will have on its results of operations and financial position.

FORWARD LOOKING INFORMATION
Certain of the matters discussed herein, including statements regarding information technology and related outlay projections, projected capital spending, the impact of management's review of certain BAX Global initiatives on future operating results, expectations with regard to future realizations from metallurgical coal mine development, coal and gold sales and the readiness for Year 2000, involve forward looking information which is subject to known and unknown risks, uncertainties, and contingencies which could cause actual results, performance or achievements, to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the Company, include, but are not limited to, overall economic and business conditions, the demand for the Company's products and services, pricing and other competitive factors in the industry, geological conditions, new government regulations and/or legislative initiatives, variations in costs or expenses, variations in the spot prices of coal and gold, the successful integration of the ATI acquisition, the ability of counter parties to perform, changes in the scope of improvements to information systems and Year 2000 initiatives, delays or problems in the implementation of Year 2000 initiatives by the Company and/or its suppliers and customers, and delays or problems in the design and implementation of improvements to information systems.


                                       ---
                                       27

                             PITTSTON BRINK'S GROUP
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                June 30                December 31
                                                                                   1998                       1997
-------------------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                     $  42,293                     37,694
Short-term investments, at lower of cost or market                                2,086                      2,227
Accounts receivable (net of estimated amount uncollectible:
   1998 - $12,793; 1997 - $9,660)                                               225,582                    160,912
Receivable - Pittston Minerals Group                                                 --                      8,003
Inventories, at lower of cost or market                                           9,185                      3,469
Prepaid expenses                                                                 26,460                     16,672
Deferred income taxes                                                            18,121                     18,147
-------------------------------------------------------------------------------------------------------------------
Total current assets                                                            323,727                    247,124

Property, plant and equipment, at cost (net of accumulated
   depreciation and amortization: 1998 - $290,158;
   1997 - $276,457)                                                             442,743                    346,672
Intangibles, net of accumulated amortization                                     59,884                     18,510
Investment in and advances to unconsolidated affiliates                          19,074                     28,169
Deferred pension assets                                                          30,870                     31,713
Deferred income taxes                                                             4,141                      3,612
Other assets                                                                     19,548                     16,530
-------------------------------------------------------------------------------------------------------------------
Total assets                                                                  $ 899,987                    692,330
===================================================================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term borrowings                                                         $  19,507                      9,073
Current maturities of long-term debt                                             30,645                      7,576
Accounts payable                                                                 49,005                     36,337
Accrued liabilities                                                             186,950                    125,362
Payable - Pittston Minerals Group                                                 1,696                          -
-------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                       287,803                    178,348

Long-term debt, less current maturities                                          94,564                     38,682
Postretirement benefits other than pensions                                       4,226                      4,097
Workers' compensation and other claims                                           11,228                     11,277
Deferred income taxes                                                            53,039                     45,324
Payable - Pittston Minerals Group                                                    79                        391
Other liabilities                                                                 7,126                      8,929
Minority interests                                                               25,832                     24,802
Shareholder's equity                                                            416,090                    380,480
-------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                                    $ 899,987                    692,330
===================================================================================================================


See accompanying notes to financial statements.


                                       ---
                                       28

                             PITTSTON BRINK'S GROUP
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                    Three Months Ended June 30            Six Months Ended June 30
                                                         1998             1997              1998              1997
-------------------------------------------------------------------------------------------------------------------

Operating revenues                                  $ 359,812          268,775           670,145           520,159

Costs and expenses:
Operating expenses                                    273,523          197,741           506,955           385,649
Selling, general and administrative
   expenses                                            50,705           40,296            97,260            76,359
-------------------------------------------------------------------------------------------------------------------
Total costs and expenses                              324,228          238,037           604,215           462,008
Other operating income (expense), net                       4              117               990              (504)
-------------------------------------------------------------------------------------------------------------------
Operating profit                                       35,588           30,855            66,920            57,647
Interest income                                           624              553             1,488             1,206
Interest expense                                       (5,050)          (2,664)           (8,865)           (4,903)
Other income (expense), net                             1,484           (1,447)              147            (3,105)
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                             32,646           27,297            59,690            50,845
Provision for income taxes                             12,076            9,558            22,083            17,800
-------------------------------------------------------------------------------------------------------------------
Net income                                          $  20,570           17,739            37,607            33,045
===================================================================================================================

Net income per common share:
   Basic                                            $     .53              .46               .97               .86
   Diluted                                                .52              .46               .96               .85
===================================================================================================================

Cash dividends per common share                     $    .025             .025               .05               .05
===================================================================================================================

Weighted average common shares outstanding:
   Basic                                               38,713           38,230            38,596            38,209
   Diluted                                             39,206           38,703            39,143            38,659
===================================================================================================================


See accompanying notes to financial statements.


                                       ---
                                       29

                             PITTSTON BRINK'S GROUP
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                                          Six Months Ended June 30
                                                                                            1998              1997
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                              $ 37,607            33,045
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                                                          38,693            28,218
   Provision for deferred income taxes                                                     5,683             1,184
   Provision for pensions, noncurrent                                                      1,563               790
   Provision for uncollectible accounts receivable                                         3,133             2,124
   Other operating, net                                                                    2,696             5,491
   Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
      Increase in accounts receivable                                                     (8,754)           (5,852)
      (Increase) decrease in inventories                                                  (3,207)              391
      Increase in prepaid expenses                                                        (5,734)           (5,429)
      Decrease in accounts payable and accrued liabilities                                (6,290)           (3,745)
      Increase in other assets                                                            (2,656)           (2,008)
      (Decrease) increase in other liabilities                                            (2,544)              672
      Other, net                                                                          (4,071)             (453)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                 56,119            54,428
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                                               (65,373)          (54,234)
Proceeds from disposal of property, plant and equipment                                    1,368             1,209
Acquisitions, net of cash acquired, and related
   contingent payments                                                                    (5,526)          (53,303)
Other, net                                                                                  (993)            6,834
-------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                    (70,524)          (99,494)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                                                          8,915            52,380
Reductions of debt                                                                        (4,288)          (11,878)
Payments from Minerals Group                                                              16,700            15,083
Proceeds from exercise of stock options                                                    4,566             1,613
Dividends paid                                                                            (1,807)           (1,828)
Repurchase of common stock                                                                (5,082)           (4,347)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                 19,004            51,023
-------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                  4,599             5,957
Cash and cash equivalents at beginning of period                                          37,694            20,012
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                              $ 42,293            25,969
===================================================================================================================


See accompanying notes to financial statements.


                                       ---
                                       30

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

(2) The following is a reconciliation between the calculation of basic and diluted net income per share:

                                Three Months Ended June 30     Six Months Ended June 30
Brink's Group                          1998           1997           1998          1997
-----------------------------------------------------------------------------------------
Numerator:
Net income - Basic and
   diluted net income
   per share numerator            $ 20,570          17,739         37,607        33,045

Denominator:
Basic weighted average
   common shares
   outstanding                      38,713          38,230         38,596        38,209
Effect of dilutive securities:
   Employee stock options              493             473            547           450
-----------------------------------------------------------------------------------------
Diluted weighted average
   common shares outstanding        39,206          38,703         39,143        38,659
=========================================================================================


     Options to purchase 25 shares of Brink's Stock at prices between $39.42 and $39.56 per share were outstanding for both the three and six months ended June 30, 1998, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

     Options to purchase 391 shares of Brink's Stock at $31.56 per share and options to purchase 400 shares of Brink's Stock at prices between $29.50 and $31.56 were outstanding for the three and six months ended June 30, 1997, respectively, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

(3) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and


                                       ---
                                       31
     other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Brink's Group and the BHS segment for the three and six months ended June 30, 1998 by $1,495 and $2,911, respectively, and by $1,190 and $2,368, respectively, for the same periods of 1997. The effect of this change increased diluted net income per common share of the Brink's Group by $.02 and $.05 in the three and six month periods ended June 30, 1998, respectively, and by $.02 and $.04, respectively, in the comparable periods of 1997.

(4) Depreciation and amortization of property, plant and equipment totaled $20,850 and $37,791 in the second quarter and six month periods of 1998, respectively, compared to $13,411 and $26,308 in the second quarter and six month periods of 1997, respectively.

(5) Cash payments made for interest and income taxes, net of refunds received, were as follows:

                          Three Months Ended June 30           Six Months Ended June 30
                               1998             1997              1998             1997
-----------------------------------------------------------------------------------------
Interest                 $    4,985            2,715             8,463            4,931
=========================================================================================
Income taxes             $   23,756           16,935            25,035           20,585
=========================================================================================


     During the first quarter of 1998, Brink's recorded the following noncash items in connection with the acquisition of substantially all of the remaining shares of its affiliate in France: the seller financing of the equivalent of US $27,500 and the assumption of borrowings of approximately US $19,000 and capital leases of approximately US $30,000. See further discussion below.

(6) In the first quarter of 1998, the Brink's Group purchased 62% (representing nearly all the remaining shares) of its Brink's affiliate in France ("Brink's S.A.") for payments aggregating US $39,000 over three years. The acquisition was funded through an initial payment made at closing of $8,789 and a note to the seller for a principal amount of approximately the equivalent of US $27,500 payable in annual installments plus interest through 2001. The acquisition has been accounted for as a purchase and accordingly, the purchase price is being allocated to the underlying assets and liabilities based on their estimated fair value at date of acquisition. Based on a preliminary evaluation which is subject to additional review, the estimated fair value of the additional assets recorded, including goodwill, approximated US $161,800 and included $9,200 in cash. Estimated liabilities assumed of US $125,700 included previously existing debt of approximately US $49,000, which includes borrowings of US $19,000 and capital leases of US $30,000. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is being amortized over 40 years. Brink's S.A. had annual 1997 revenues approximating the equivalent of US $220,000.

(7) Under the share repurchase programs authorized by the Board of Directors, the Company purchased shares in the periods presented as follows:

                                                       Three Months Ended June 30     Six Months Ended June 30
     (Dollars in millions)                             1998              1997            1998             1997
     ----------------------------------------------------------------------------------------------------------
     Brink's Stock:
     Shares                                         114,100           13,000          114,100          166,000
     Cost                                     $         4.4              0.3              4.4              4.3

     Convertible Preferred Stock:
     Shares                                              --               --              355               --
     Cost                                     $          --               --              0.1               --
     Excess carrying amount (a)               $          --               --             0.02               --
     ----------------------------------------------------------------------------------------------------------


     (a) The excess of the carrying amount of the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Statement of Operations.


                                       ---
                                       32

     At June 30, 1998, the Company had the remaining authority to purchase over time 942 shares of Brink's Stock and an additional $24,236 of its Convertible Preferred Stock. The remaining aggregate purchase cost limitation for all common stock was $13,351 at June 30, 1998.

(8) The Brink's Group adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," in the first quarter of 1998. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. Total comprehensive income, which is composed of net income and foreign currency translation adjustments, for the three months ended June 30, 1998 and 1997 was $18,539 and $17,854, respectively. Total comprehensive income for the six months ended June 30, 1998 and 1997 was $33,801 and $29,056, respectively.

     Effective January 1, 1998, the Brink's Group implemented AICPA Statement of Position ("SOP") No. 98-1 "Accounting for the Costs of Computer Software Developed for Internal Use". SOP No. 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software.

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

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Brink's Group for the year beginning January 1, 2000, with early adoption allowed. The Brink's Group is currently evaluating the timing of adoption and the effect that implementation of the new standard will have on its results of operations and financial position.

     In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5, which provides guidance on the reporting of start-up costs and organization costs, requires that such costs be expensed as incurred. This SOP is effective for the Brink's Group for the year beginning January 1, 1999, with early application encouraged. Initial application of the SOP is required to be reported as a cumulative effect of a change in accounting principle as of the beginning of the year of adoption. The Brink's Group is currently evaluating the effect that implementation of the new statement will have on its results of operations and financial position.

(10) Certain prior period amounts have been reclassified to conform to the current period's financial statement presentation.

(11) In the opinion of management, all adjustments have been made which are necessary for a fair presentation of results of operations and financial condition for the periods reported herein. All such adjustments are of a normal recurring nature.


                                       ---
                                       33

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

The Company provides holders of Pittston Brink's Group Common Stock ("Brink's Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the Brink's Group, in addition to consolidated financial information of the Company. Holders of Brink's Stock are shareholders of the Company, which is responsible for all liabilities. Therefore, financial developments affecting the Brink's Group, the Pittston BAX Group (the "BAX Group", formerly the Pittston Burlington Group) or the Pittston Minerals Group (the "Minerals Group") that affect the Company's financial condition could affect the results of operations and financial condition of each of the Groups. Accordingly, the Company's consolidated financial statements must be read in connection with the Brink's Group's financial statements.

The following discussion is a summary of the key factors management considers necessary in reviewing the Brink's Group's results of operations, liquidity and capital resources. This discussion must be read in conjunction with the financial statements and related notes of the Brink's Group and the Company.

                              RESULTS OF OPERATIONS

                                                    Three Months Ended June 30            Six Months Ended June 30
(In thousands)                                           1998             1997              1998              1997
-------------------------------------------------------------------------------------------------------------------
Operating revenues:
Brink's                                             $ 309,751          224,550           571,674           433,749
BHS                                                    50,061           44,225            98,471            86,410
-------------------------------------------------------------------------------------------------------------------
Total operating revenues                            $ 359,812          268,775           670,145           520,159
===================================================================================================================

Operating profit:
Brink's                                             $  24,047           19,143            45,966            34,944
BHS                                                    13,895           13,273            27,397            26,052
-------------------------------------------------------------------------------------------------------------------
Segment operating profit                               37,942           32,416            73,363            60,996
General corporate expense                              (2,354)          (1,561)           (6,443)           (3,349)
-------------------------------------------------------------------------------------------------------------------
Total operating profit                              $  35,588           30,855            66,920            57,647
===================================================================================================================



                                       ---
                                       34

The Brink's Group net income totaled $20.6 million ($0.52 per share) in the second quarter of 1998 compared with $17.7 million ($0.46 per share) in the second quarter of 1997. Operating profit for the 1998 second quarter increased to $35.6 million from $30.9 million in the second quarter of 1997. Both Brink's and BHS contributed to the increases in net income and operating profit for the 1998 second quarter compared with the same period of 1997. Revenues for the 1998 second quarter increased $91.0 million or 34% compared with the 1997 second quarter, of which $85.2 million was from Brink's and $5.8 million was from BHS. Total costs and expenses for the 1998 second quarter increased $86.2 million or 36% compared with the same period last year, of which $80.2 million was from Brink's and $5.2 million was from BHS. Net interest expense during the second quarter of 1998 increased $2.3 million due largely to higher average borrowings related to the acquisition of nearly all the remaining shares of Brink's affiliate in France (discussed in more detail below), as well as higher average interest rates largely attributable to foreign borrowings.

In the first six months of 1998, net income totaled $37.6 million ($0.96 per share) compared with $33.0 million ($0.85 per share) in the first six months of 1997. Operating profit for the first six months of 1998 increased to $66.9 million from $57.6 million in the same period of 1997. Both Brink's and BHS contributed to the increases in net income and operating profit for the first six months of 1998 compared with the same period of 1997. Revenues for the first six months of 1998 increased $150.0 million or 29% compared with the first six months of 1997, of which $137.9 million was from Brink's and $12.1 million was from BHS. Total costs and expenses for the first six months of 1998 increased $142.2 million or 31% compared with the same period last year, of which $128.4 million was from Brink's and $10.7 million was from BHS. Net interest expense increased $3.7 million during the first six months of 1998 as compared to 1997 due largely to higher average borrowings related to the acquisitions of Brink's affiliates in Venezuela and France in early 1997 and 1998, respectively, as well as higher average interest rates attributable to these borrowings.

BRINK'S
The following is a table of selected financial data for Brink's on a comparative basis:

                                                    Three Months Ended June 30            Six Months Ended June 30
(In thousands)                                           1998             1997              1998              1997
-------------------------------------------------------------------------------------------------------------------
Operating revenues:
  North America (United States & Canada)            $ 135,687          117,616           265,054           228,388
  Latin America                                        76,348           66,163           152,840           125,859
  Europe                                               90,909           33,727           140,722            66,355
  Asia/Pacific                                          6,807            7,044            13,058            13,147
-------------------------------------------------------------------------------------------------------------------
Total operating revenues                              309,751          224,550           571,674           433,749

Operating expenses                                    247,899          175,441           457,285           342,497
Selling, general and administrative expenses           37,809           30,083            69,413            55,804
-------------------------------------------------------------------------------------------------------------------
Total costs and expenses                              285,708          205,524           526,698           398,301

Other operating income (expense), net                       4              117               990              (504)
-------------------------------------------------------------------------------------------------------------------
Operating profit:
  North America (United States & Canada)               11,865            9,657            21,932            17,411
  Latin America                                         5,354            7,445            16,031            14,882
  Europe                                                6,388            1,291             7,213             1,667
  Asia/Pacific                                            440              750               790               984
-------------------------------------------------------------------------------------------------------------------
Total operating profit                              $  24,047           19,143            45,966            34,944
===================================================================================================================

Depreciation and amortization                       $  12,255            6,811            20,674            14,358
===================================================================================================================

Cash capital expenditures                           $  14,407           10,291            27,710            20,105
===================================================================================================================




                                       ---
                                       35

Brink's consolidated revenues totaled $309.8 million in the second quarter of 1998 compared with $224.6 million in the second quarter of 1997. The revenue increase of $85.2 million (38%) was offset, in part, by increases in total costs and expenses of $80.2 million. Brink's operating profit of $24.0 million in the second quarter of 1998 represented a $4.9 million (26%) increase over the $19.1 million operating profit reported in the prior year quarter. The increases in revenue and operating profit were largely attributable to operations in both North America and Europe.

Revenues from North American operations (United States and Canada) increased $18.1 million (15%) to $135.7 million in the 1998 second quarter from $117.6 million in the prior year quarter. North American operating profit increased $2.2 million (23%) to $11.9 million in the current year quarter. The revenue and operating profit increases for 1998 primarily resulted from improved results across most product lines, particularly armored car operations, which include ATM services.

In Latin America, revenues increased 15% to $76.3 million, while operating profits decreased from $7.4 million in the second quarter of 1997 to $5.4 million in the second quarter of 1998. While both revenues and operating profits reflected strong results in Venezuela, these improved results were more than offset by expenses associated with start-up operations in Argentina and by equity losses from Brink's 20% owned affiliate in Mexico.

Revenues and operating profit from European operations amounted to $90.9 million and $6.4 million, respectively, in the second quarter of 1998. These amounts represented increases of $57.2 million and $5.1 million from the comparable quarter of 1997. The increase in revenues was due to the acquisition of nearly all of the remaining shares of Brink's affiliate in France in the first quarter of 1998 (discussed in more detail below). The increase in operating profits reflects improved results from operations in France, as well as the increased ownership.

Revenues and operating profit from Asia/Pacific operations in the second quarter of 1998 were $6.8 million and $0.4 million, respectively. Revenues were essentially unchanged over the comparable 1997 period and operating profit decreased $0.3 million.

Brink's consolidated revenues totaled $571.7 million in the first six months of 1998 compared with $433.7 million in the first six months of 1997. The revenue increase of $137.9 million (32%) in the first half of 1998 was offset, in part, by an increase in total costs and expenses of $128.4 million. Brink's operating profit of $46.0 million in the first six months of 1998 represented a 32% increase over the $34.9 million operating profit reported in the prior year period.

Revenues from North American operations increased $36.7 million (16%) to $265.1 million in the first six months of 1998 from $228.4 million in the same period of 1997. North American operating profit increased $4.5 million (26%) to $21.9 million in the current year period from $17.4 million in the same period of 1997. The revenues and operating profit improvement for the six months of 1998 primarily resulted from improved armored car operations, which include ATM services.

In Latin America, revenues and operating profits increased 21% to $152.8 million and 8% to $16.0 million, respectively, from the first six months of 1997 to the comparable 1998 period. The increase in revenues and operating profits includes the impact of a full six months of consolidated results from the acquired operation in Venezuela, while the 1997 period included only five months of consolidated results. In addition, strong results in Venezuela and in Colombia were offset, in part, by costs associated with start-up operations in Argentina and equity losses from Brink's affiliate in Mexico.

Revenues and operating profit from European operations amounted to $140.7 million and $7.2 million, respectively, in the first six months of 1998. These amounts represented increases of $74.4 million and $5.5 million from the comparable period of 1997. The increase in revenue was due to the acquisition of nearly all the remaining shares of the Brink's affiliate in France in the first quarter of 1998. The increase in operating profits reflects improved results from operations in France, as well as the increased ownership. This improvement was partially offset by lower results in Belgium caused by industry-wide labor unrest in the armored car industry in that country which was resolved in the first quarter of 1998.


                                      ---
                                       36

Revenues and operating profit from Asia/Pacific operations in the first six months of 1998 were $13.1 million and $0.8 million, respectively, compared to $13.1 million and $1.0 million, respectively, in the first six months of 1997.

Brink's continued its international strategy of gaining control of affiliated operations or exiting certain markets. During the second quarter, Brink's increased its ownership to 100% from 50% in its German affiliate, increased its majority ownership in its Colombian affiliate by 7.5% to 58% and divested its 24.5% interest in its Italian affiliate.

BHS

The following is a table of selected financial data for BHS on a comparative basis:

                                                    Three Months Ended June 30           Six Months Ended June 30
(Dollars in thousands)                                   1998             1997              1998             1997
-------------------------------------------------------------------------------------------------------------------
Operating revenues                                   $ 50,061           44,225            98,471           86,410

Operating expenses                                     25,624           22,300            49,670           43,152
Selling, general and administrative expenses           10,542            8,652            21,404           17,206
-------------------------------------------------------------------------------------------------------------------
Total costs and expenses                               36,166           30,952            71,074           60,358

Operating profit:
   Monitoring and service                              18,152           15,944            35,334           30,534
   Net marketing, sales and installation               (4,257)          (2,671)           (7,937)          (4,482)
-------------------------------------------------------------------------------------------------------------------

Total operating profit                               $ 13,895           13,273            27,397           26,052
===================================================================================================================

Depreciation and amortization                        $  9,103            7,116            17,905           13,782
===================================================================================================================

Cash capital expenditures                            $ 19,043           17,559            37,502           34,079
===================================================================================================================

Monthly recurring revenues (a)                                                         $  13,976           11,834
===================================================================================================================

Number of subscribers:
   Beginning of period                                528,607          464,007           511,532          446,505
   Installations                                       28,557           26,798            55,307           52,388
   Disconnects                                         (9,506)          (8,740)          (19,181)         (16,828)
-------------------------------------------------------------------------------------------------------------------
End of period                                         547,658          482,065           547,658          482,065
===================================================================================================================


(a) Monthly recurring revenues are calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for monitoring, maintenance and related services. Annualized recurring revenues as of June 30, 1998 and 1997 were $167,715 and $142,005, respectively.

Revenues for BHS increased by 13% to $50.1 million in the second quarter of 1998 from $44.2 million in the 1997 quarter. In the first six months of 1998, revenues for BHS increased by $12.1 million (14%) to $98.5 million from $86.4 million in the first six months of 1997. The increase in revenues was due to higher ongoing monitoring and service revenues, reflecting a 14% increase in the subscriber base as well as higher average monitoring fees. As a result of such growth, monthly recurring revenues at June 30, 1998 grew 18% over the amount in effect at the end of June 30, 1997. Installation revenue for the second quarter and first six months of 1998 decreased 4% and 5%, respectively, over the same 1997 periods. While the number of new security system installations increased, the revenue per installation decreased in both the three and six month periods ended June 30, 1998, as compared to the 1997 periods, in response to continuing aggressive installation marketing and pricing by competitors.


                                       ---
                                       37

Operating profit of $13.9 million in the second quarter of 1998 represented an increase of $0.6 million (5%) compared to the $13.3 million earned in the 1997 second quarter. In the first six months of 1998, operating profit increased $1.3 million (5%) to $27.4 million from $26.1 million earned in the first six months of 1997. Operating profit generated from monitoring and service activities increased $2.2 million (14%) and $4.8 million (16%) for the quarter and six months ended June 30, 1998, respectively. Operating profit during both of those periods was favorably impacted by the growth in the subscriber base combined with the higher average monitoring fees. Cash margins per subscriber resulting from this portion of the business increased from the same respective periods of 1997. Operating losses from marketing, sales and installation activities increased $1.6 million and $3.5 million during the second quarter and first six months of 1998, respectively, as compared to the same periods of 1997. This increase in both the quarter and year-to-date periods is due to higher levels of sales and marketing costs incurred and expensed combined with lower levels of installation revenue. Both of these factors are a consequence of the continuing competitive environment in the residential security market.

As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Brink's Group and the BHS segment for the three and six months ended June 30, 1998 by $1.5 million and $2.9 million, respectively, and by $1.2 million and $2.4 million, respectively, for the same periods of 1997. The effect of this change increased diluted net income per common share of the Brink's Group by $.02 and $.05 in the three and six month periods ended June 30, 1998, respectively, and by $.02 and $.04 in the comparable periods of 1997, respectively.

FOREIGN OPERATIONS
A portion of the Brink's Group's financial results is derived from activities in foreign countries, each with a local currency other than the U.S. dollar. Because the financial results of the Brink's Group are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The Brink's Group's international activity is not concentrated in any single currency, which mitigates the risks of foreign currency rate fluctuations. In addition, these rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The Brink's Group routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Company, on behalf of the Brink's Group, from time to time, uses foreign currency forward contracts to hedge the risks associated with such transactions. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. In addition, translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. A subsidiary in Venezuela and an affiliate in Mexico operate in such highly inflationary economies. Prior to January 1, 1998, the economy in Brazil, in which the Brink's Group has a subsidiary, was considered highly inflationary.

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

CORPORATE EXPENSES
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Brink's Group based on utilization and other methods and criteria which management believes to be an equitable and a reasonable estimate of the costs attributable to the Brink's Group. These attributions were $2.4 million and $1.6 million for the second quarter of 1998 and 1997, respectively and $6.4 million and $3.3 million for the first six months of 1998 and 1997, respectively. The increase in the second quarter of 1998 is primarily due to costs associated with a severance agreement with a former member of the Company's senior management. The first six months of 1998 also includes additional expenses of approximately $5.8 million related to a retirement agreement between the Company and its former Chairman and CEO. Approximately $2.0 million of this $5.8 million of expenses have been attributed to the Brink's Group.


                                       ---
                                       38

OTHER OPERATING INCOME AND EXPENSE, NET
Other operating income and expense, net consists primarily of net equity earnings of Brink's foreign affiliates. These net equity earnings amounted to expense of $0.1 million and $0 for the second quarters of 1998 and 1997, respectively, and income of $0.8 million and expense of $0.7 million in the first six months of 1998 and 1997, respectively. Due to the acquisition of the remaining shares of Brink's affiliate in France (discussed in more detail below), second quarter 1998 equity earnings do not include the results of this now consolidated subsidiary, which contributed a substantial portion of equity losses in the comparable 1997 quarter. The favorable impact of this change was mostly offset by equity losses of Brink's 20% owned affiliate in Mexico (versus equity earnings in the prior year). The increase in equity earnings for the first six months of 1998 as compared to the corresponding 1997 period was also impacted by the acquisition in France, along with improvements in that affiliates' operating results. Again, this favorable impact was largely offset by equity losses of Brink's affiliate in Mexico (versus equity earnings in the prior year).

NET INTEREST EXPENSE
Net interest expense increased $2.3 million and $3.7 million during the three and six month periods ended June 30, 1998, respectively. These increases are predominantly due to higher average borrowings related to acquisitions, as well as higher average interest rates largely attributed to foreign borrowings.

OTHER INCOME/EXPENSE, NET
Other income/expense, net which generally includes foreign translation gains and losses and minority interest earnings or losses of Brink's subsidiaries, increased for the second quarter and six month periods of 1998 by $2.9 million and $3.3 million, respectively. The 1998 periods reflect higher foreign translation gains, lower minority ownership expense and higher gains on sale of assets.

INCOME TAXES
The effective tax rate in the second quarter and first six months of 1998 was 37%. This is an increase from the comparable periods in 1997 which had an effective tax rate of 35%. The 1997 rate was lower due to lower taxes on foreign income.

                               FINANCIAL CONDITION

A portion of the Company's corporate assets and liabilities has been attributed to the Brink's Group based upon utilization of the shared services from which assets and liabilities are generated. Management believes this attribution to be an equitable and a reasonable estimate of the cost attributable to the Brink's Group.

CASH FLOW REQUIREMENTS
Cash provided by operating activities amounted to $56.1 million in the first six months of 1998, which is $1.7 million higher than the 1997 level of $54.4 million. Significant sources of cash flow primarily include net income and noncash charges offset by funds used to finance working capital. Cash generated from operating activities was not sufficient to fund investing activities, primarily capital expenditures. However, additional borrowings and repayments from the Minerals Group resulted in an increase of $4.6 million in cash and cash equivalents in the first six months of 1998.

In the first quarter of 1998, Brink's purchased 62% (representing nearly all the remaining shares) of its French affiliate ("Brink's S.A.") for payments aggregating US $39 million over three years. The acquisition was funded through an initial payment made at closing of $8.8 million and a note to the seller for a principal amount of US $27.5 million payable in annual installments plus interest through 2001. In addition, borrowings of approximately US $19,000 and capital leases of approximately US $30,000 were assumed.

CAPITAL EXPENDITURES
Cash capital expenditures for the six months of 1998 totaled $65.4 million, of which $37.5 million was spent by BHS and $27.7 million was spent by Brink's. Cash capital expenditures totaled $54.2 million in the first six months of 1997. Expenditures incurred by BHS in 1998 were primarily for customer installations, representing the expansion in the subscriber base, while expenditures incurred by Brink's were primarily for expansion, replacement or maintenance of ongoing business operations. For the remainder of 1998, cash capital expenditures are expected to range between $75 million and $80 million.


                                       ---
                                       39

FINANCING
The Brink's Group intends to fund cash capital expenditures through cash flow from operating activities or through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or other borrowing arrangements or repayments from the Minerals Group.

Total outstanding debt at June 30, 1998 was $144.7 million, $89.4 million higher than the $55.3 million reported at December 31, 1997. The increase in debt is primarily attributable to debt associated with the acquisition of Brink's affiliate in France as previously discussed.

The Company has a $350.0 million credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million. As of June 30, 1998 and December 31, 1997, borrowings of $100.0 million were outstanding under the term loan portion of the Facility and $101.8 million and $25.9 million, respectively, of additional borrowings were outstanding under the remainder of the Facility. No portion of the total amount outstanding under the Facility at June 30, 1998 or December 31, 1997, was attributable to the Brink's Group.

RELATED PARTY TRANSACTIONS
At June 30, 1998, under an interest bearing borrowing arrangement, the Minerals Group owed the Brink's Group $10.3 million, a decrease of $16.7 million from the $27.0 million owed at December 31, 1997.

At June 30, 1998, the Brink's Group owed the Minerals Group $12.1 million compared to the $19.4 million owed at December 31, 1997 for tax payments representing the Minerals Group's tax benefits utilized by the Brink's Group in accordance with the Company's tax sharing policy. Of the total tax benefits owed to the Minerals Group at June 30, 1998, $12.0 million is expected to be paid within one year.

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


                                       ---
                                       40

Under the share repurchase programs authorized by the Board of Directors (the "Board"), the Company purchased the following shares in the periods presented:

                                                    Three Months Ended June 30           Six Months Ended June 30
(Dollars in millions)                                  1998               1997              1998             1997
-------------------------------------------------------------------------------------------------------------------
Brink's Stock:
   Shares                                           114,100             13,000           114,100          166,000
   Cost                                          $     4.4                 0.3               4.4              4.3

Convertible Preferred Stock:
   Shares                                                --                 --               355               --
   Cost                                          $       --                 --               0.1               --
   Excess carrying amount (a)                    $       --                 --              0.02               --
===================================================================================================================

(a) The excess of the carrying amount of the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Statement of Operations.

The Company's remaining repurchase authority with respect to the Convertible Preferred Stock as of June 30, 1998 was $24.2 million. As of June 30, 1998, the Company had remaining authority to purchase over time 0.9 million shares of Brink's Stock. The remaining aggregate purchase cost limitation for all common stock was $13.4 million as of June 30, 1998.

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

During the first six months of 1998 and 1997, the Board declared and the Company paid cash dividends of 5.00 cents per share of Brink's Stock. Dividends paid on the Convertible Preferred Stock in each of the first six month periods of 1998 and 1997 were $1.8 million.

ACCOUNTING CHANGES
The Brink's Group adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", in the first quarter of 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. Total comprehensive income, which is composed of net income and foreign currency translation adjustments, for the three months ended June 30, 1998 and 1997 was $18.5 million and $17.9 million, respectively, and for the six months ended June 30, 1998 and 1997 was $33.8 million and $29.1 million, respectively.

Effective January 1, 1998, the Brink's Group implemented AICPA Statement of Position ("SOP") No. 98-1 "Accounting for the Costs of Computer Software Developed for Internal Use". SOP No. 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software.

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


                                       ---
                                       41

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Brink's Group for the year beginning January 1, 2000, with early adoption allowed. The Brink's Group is currently evaluating the timing of adoption and the effect that implementation of the new standard will have on its results of operations and financial position.

In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5, which provides guidance on the reporting of start-up costs and organization costs, requires that such costs be expensed as incurred. This SOP is effective for the Brink's Group for the year beginning January 1, 1999, with early application encouraged. Initial application of the SOP is required to be reported as a cumulative effect of a change in accounting principle as of the beginning of the year of adoption. The Brink's Group is currently evaluating the effect that implementation of the new statement will have on its results of operations and financial position.

FORWARD LOOKING INFORMATION
Certain of the matters discussed herein, including statements regarding the readiness for Year 2000, and projected capital spending, involve forward looking information which is subject to known and unknown risks, uncertainties, and contingencies which could cause actual results, performance or achievements to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the Brink's Group and the Company, include, but are not limited to, overall economic and business conditions, the demand for the Brink's Group's services, pricing and other competitive factors in the industry, new government regulations and/or legislative initiatives, variations in costs or expenses, changes in the scope of Year 2000 initiatives, and delays or problems in the implementation of Year 2000 initiatives by the Brink's Group and/or its suppliers and customers.




                                       ---
                                       42

                               PITTSTON BAX GROUP
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                June 30                December 31
                                                                                   1998                       1997
-------------------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                     $  24,406                     28,790
Accounts receivable (net of estimated amount uncollectible:
   1998 - $10,941; 1997 -$10,110)                                               294,430                    306,806
Inventories, at lower of cost or market                                           3,080                      1,359
Prepaid expenses                                                                 11,666                     11,050
Deferred income taxes                                                             6,982                      7,159
-------------------------------------------------------------------------------------------------------------------
Total current assets                                                            340,564                    355,164

Property, plant and equipment, at cost (net of accumulated depreciation and amortization:
   1998 - $87,405; 1997 - $78,815)                                              200,064                    128,632
Intangibles, net of accumulated amortization                                    177,995                    174,791
Deferred pension assets                                                           6,162                      7,600
Deferred income taxes                                                            20,075                     19,814
Other assets                                                                     15,269                     15,442
-------------------------------------------------------------------------------------------------------------------
Total assets                                                                  $ 760,129                    701,443
===================================================================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term borrowings                                                         $  43,552                     31,071
Current maturities of long-term debt                                              3,081                      3,176
Accounts payable                                                                180,475                    194,489
Payable - Pittston Minerals Group                                                 9,000                      4,966
Accrued liabilities                                                              83,877                     78,363
-------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                       319,985                    312,065

Long-term debt, less current maturities                                          99,290                     37,016
Postretirement benefits other than pensions                                       3,741                      3,518
Deferred income taxes                                                             2,027                      1,447
Payable - Pittston Minerals Group                                                12,579                     13,239
Other liabilities                                                                 6,234                     10,448
Shareholder's equity                                                            316,273                    323,710
-------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                                    $ 760,129                    701,443
===================================================================================================================


See accompanying notes to financial statements.


                                       ---
                                       43

                               PITTSTON BAX GROUP
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                    Three Months Ended June 30            Six Months Ended June 30
                                                         1998             1997              1998              1997
--------------------------------------------------------------------------------------------------------------------
Operating revenues                                  $ 432,884          399,567           835,317           770,976

Costs and expenses:
Operating expenses                                    385,157          355,693           747,496           686,604
Selling, general and administrative expenses           44,263           46,852            87,877            79,023
--------------------------------------------------------------------------------------------------------------------

Total costs and expenses                              429,420          402,545           835,373           765,627
--------------------------------------------------------------------------------------------------------------------

Other operating income, net                               474              859               341             1,508
--------------------------------------------------------------------------------------------------------------------

Operating profit (loss)                                 3,938           (2,119)              285             6,857
Interest income                                           224              145               483               475
Interest expense                                       (2,122)          (1,066)           (3,340)           (2,012)
Other expense, net                                       (468)              --              (566)             (281)
--------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                       1,572           (3,040)           (3,138)            5,039
Provision (credit) for income taxes                       583           (1,127)           (1,161)            1,864
--------------------------------------------------------------------------------------------------------------------

Net income (loss)                                   $     989           (1,913)           (1,977)            3,175
====================================================================================================================

Net income (loss) per common share:
  Basic                                             $     .05             (.10)             (.10)              .16
  Diluted                                                 .05             (.10)             (.10)              .16
====================================================================================================================

Cash dividends per common share                     $     .06              .06               .12               .12
====================================================================================================================

Weighted average common shares outstanding:
  Basic                                                19,524           19,471            19,501            19,439
  Diluted                                              19,693           19,471            19,501            19,942
====================================================================================================================


See accompanying notes to financial statements.


                                       ---
                                       44

                               PITTSTON BAX GROUP
                            STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)
                                   (Unaudited)

                                                                                          Six Months Ended June 30
                                                                                            1998              1997
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net (loss) income                                                                       $ (1,977)            3,175
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
   Depreciation and amortization                                                          16,511            14,122
   Provision for aircraft heavy maintenance                                               18,580            16,382
   Provision (credit) for deferred income taxes                                               80              (142)
   (Credit) provision for pensions, noncurrent                                               (42)              968
   Provision for uncollectible accounts receivable                                         2,308             1,637
   Other operating, net                                                                    2,186             1,242
   Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
      Decrease (increase) in accounts receivable                                          20,401           (13,493)
      (Increase) decrease in inventories                                                    (587)              273
      Increase in prepaid expenses                                                          (874)           (3,836)
      (Decrease) increase in accounts payable and accrued liabilities                    (25,581)            5,873
      Decrease (increase) in other assets                                                  1,039              (263)
      (Decrease) increase in other liabilities                                              (780)              816
      Other, net                                                                          (1,067)              827
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                 30,197            27,581
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                                               (44,536)          (10,973)
Aircraft heavy maintenance expenditures                                                  (20,524)          (19,350)
Acquisitions, net of cash acquired, and related contingency payments                     (28,835)               --
Other, net                                                                                  (644)              973
-------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                    (94,539)          (29,350)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                                                         73,769            15,996
Reductions of debt                                                                        (5,855)           (6,130)
Payments from Minerals Group                                                                  --             7,730
Proceeds from exercise of stock options                                                    1,742             1,064
Dividends paid                                                                            (2,393)           (2,246)
Repurchase of common stock                                                                (7,305)           (2,550)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                 59,958            13,864
-------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                      (4,384)           12,095
Cash and cash equivalents at beginning of period                                          28,790            17,818
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                              $ 24,406            29,913
===================================================================================================================


See accompanying notes to financial statements.


                                       ---
                                       45

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

(2) The following is a reconciliation between the calculation of basic and diluted net income (loss) per share:

                              Three Months Ended June 30       Six Months Ended June 30
BAX Group                             1998          1997             1998          1997
----------------------------------------------------------------------------------------
Numerator:
Net income (loss) - Basic
   and diluted net income (loss)
   per share numerator                989        (1,913)           (1,977)        3,175

Denominator:
Basic weighted average common
   shares outstanding              19,524        19,471            19,501        19,439
Effect of dilutive securities:
   Employee stock options             169            --                --           503
----------------------------------------------------------------------------------------
Diluted weighted average common
   shares outstanding              19,693        19,471            19,501        19,942
========================================================================================


     Options to purchase 1,018 shares of BAX Stock, at prices between $17.94 and $27.91 were outstanding for the three months ended June 30, 1998, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 2,381 shares of BAX Stock, at prices between $5.78 and $27.91 per share, were outstanding for the six months ended June 30, 1998, but were not included in the computation of diluted net loss per share because the effect of all options would be antidilutive.


                                       ---
                                       46

     Options to purchase 2,498 shares of BAX Stock, at prices between $5.00 and $24.19 per share, were outstanding for the three months ended June 30, 1997, but were not included in the computation of diluted net loss per share because the effect of all options would be antidilutive. Options to purchase 499 shares of BAX Stock, at $24.19 per share, were outstanding for the six months ended June 30, 1997 but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

(3) Depreciation and amortization of property, plant and equipment totaled $7,020 and $13,026 in the second quarter and six month periods of 1998, respectively, compared to $5,517 and $10,832 in the second quarter and six month periods of 1997, respectively.

(4) Cash payments made for interest and income taxes, net of refunds received, were as follows:

                          Three Months Ended June 30           Six Months Ended June 30
                                 1998           1997               1998            1997
----------------------------------------------------------------------------------------
Interest                 $      2,052           1,423             2,878           2,252
========================================================================================
Income taxes             $      2,292           7,872             6,038           8,739
========================================================================================


(5) On April 30, 1998, the Company acquired the privately held Air Transport International LLC ("ATI") for a purchase price of approximately $29 million. The acquisition was funded through the revolving credit portion of the Company's bank credit agreement and was accounted for as a purchase. Based on a preliminary evaluation which is subject to additional review, the estimated fair value of the assets acquired and liabilities assumed approximated $33 million and $4 million, respectively. The pro forma impact on the BAX Group's total revenues, net income and earnings per share had the ATI acquisition occurred as of the beginning of 1998 and 1997 was not material.

(6) Under the share repurchase programs authorized by the Board of Directors, the Company purchased shares in the periods presented as follows:

                                                       Three Months Ended June 30     Six Months Ended June 30
     (Dollars in millions)                              1998            1997             1998             1997
     ----------------------------------------------------------------------------------------------------------
     BAX Stock:
       Shares                                         227,400             --          404,932          132,100
       Cost                                      $        3.7             --              7.2              2.6

     Convertible Preferred Stock:
       Shares                                              --             --              355               --
       Cost                                      $         --             --              0.1               --
       Excess carrying amount (a)                $         --             --             0.02               --
     ----------------------------------------------------------------------------------------------------------

     (a) The excess of the carrying amount of the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Statement of Operations.

     At June 30, 1998, the Company had the remaining authority to purchase over time 688 shares of BAX Stock and an additional $24,236 of its Convertible Preferred Stock. The remaining aggregate purchase cost limitation for all common stock was $13,351 at June 30, 1998.

(7) The BAX Group adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," in the first quarter of 1998. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those


                                       ---
                                       47
     resulting from investments by or distributions to shareholders. Total comprehensive income (loss), which is composed of net income (loss) and foreign currency translation adjustments, for the three months ended June 30, 1998 and 1997 was $580 and ($2,111), respectively. Total comprehensive
     (loss) income for the six months ended June 30, 1998 and 1997 was ($1,986) and $1,542, respectively.

     Effective January 1, 1998, the BAX Group implemented AICPA Statement of Position ("SOP") No. 98-1 "Accounting for the Costs of Computer Software Developed for Internal Use". SOP No. 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. As a result of the implementation of SOP No. 98-1, net income for the three months ended June 30, 1998, included a benefit of $648 or $.03 per share and the net loss for the six months ended June 30, 1998, included a benefit of approximately $1,440 or $.07 per share for costs capitalized during those periods which would have been expensed prior to the implementation of SOP No. 98-1.

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

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the BAX Group for the year beginning January 1, 2000 with early adoption allowed. The BAX Group is currently evaluating the timing of adoption and the effect that implementation of the new standard will have on its results of operations and financial position.

     In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5, which provides guidance on the reporting of start-up costs and organization costs, requires that such costs be expensed as incurred. This SOP is effective for the BAX Group for the year beginning January 1, 1999, with early application encouraged. Initial application of the SOP is required to be reported as a cumulative effect of a change in accounting principle as of the beginning of the year of adoption. The BAX Group is currently evaluating the effect that implementation of the new statement will have on its results of operations and financial position.

(9) Certain prior period amounts have been reclassified to conform to the current period's financial statement presentation.

(10) In the opinion of management, all adjustments have been made which are necessary for a fair presentation of results of operations and financial condition for the periods reported herein. All such adjustments are of a normal recurring nature.


                                       ---
                                       48

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

                              RESULTS OF OPERATIONS

                                                    Three Months Ended June 30            Six Months Ended June 30
(In thousands)                                           1998             1997              1998              1997
-------------------------------------------------------------------------------------------------------------------
Operating revenues:
BAX Global                                          $ 432,884          399,567           835,317           770,976
===================================================================================================================

Operating profit (loss):
BAX Global                                          $   6,279             (565)            6,709            10,191
General corporate expense                              (2,341)          (1,554)           (6,424)           (3,334)
--------------------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                             $   3,938           (2,119)              285             6,857
===================================================================================================================


In the second quarter of 1998, the BAX Group reported net income of $1.0 million ($0.05 per share) as compared to a net loss of $1.9 million ($0.10 per share) in the second quarter of 1997, which included a pre-tax charge of $12.5 million ($7.9 after-tax, $0.40 per share) for special consulting expenses. Revenues increased $33.3 million or 8% compared with the 1997 second quarter. Operating expenses and selling, general and administrative expenses for the 1998 quarter increased $26.9 million (7%) compared with the same quarter last year. Operating profit in the second quarter 1998 totaled $3.9 million compared to operating loss of $2.1 million in the prior year quarter, which included the $12.5 million charge.


                                       ---
                                       49

In the first six months of 1998, the BAX Group reported a net loss of $2.0 million ($0.10 per share) compared to net income in the 1997 period of $3.2 million ($0.16 per share), which included the $12.5 million pre-tax charge. Operating expenses and selling, general and administrative expenses for the six months ended June 30, 1998 increased $69.7 million (9%) from the comparable 1997 period. Operating profit in the 1998 six month period totaled $0.3 million compared to $6.9 million in 1997, including the $12.5 million charge.

BAX GLOBAL

The following is a table of selected financial data for BAX Global on a comparative basis:

(In thousands - except per                          Three Months Ended June 30            Six Months Ended June 30
pound/shipment amounts)                                  1998             1997              1998              1997
-------------------------------------------------------------------------------------------------------------------
Operating revenues:
Intra-U.S.:
   Expedited freight services                       $ 151,642          144,668           299,040           281,340
   Other                                                1,294            1,890             2,239             3,612
-------------------------------------------------------------------------------------------------------------------
Total Intra-U.S.                                      152,936          146,558           301,279           284,952
International:
   Expedited freight services (a)                     219,436          213,321           425,888           411,450
   Other (a)                                           60,512           39,688           108,150            74,574
-------------------------------------------------------------------------------------------------------------------
Total International                                   279,948          253,009           534,038           486,024
-------------------------------------------------------------------------------------------------------------------
Total operating revenues                              432,884          399,567           835,317           770,976
Operating expenses                                    385,157          355,693           747,496           686,604
Selling, general and administrative expenses           41,922           45,298            81,453            75,689
-------------------------------------------------------------------------------------------------------------------
Total costs and expenses                              427,079          400,991           828,949           762,293
Other operating income, net                               474              859               341             1,508
-------------------------------------------------------------------------------------------------------------------
Operating profit (loss):
   Intra-U.S. (b)                                       2,082           (1,252)           (2,895)            2,865
   International (b)                                    4,197              687             9,604             7,326
-------------------------------------------------------------------------------------------------------------------
Total operating profit (loss)                       $   6,279             (565)            6,709            10,191
===================================================================================================================
Depreciation and amortization                       $   8,785            7,091            16,394            13,999
===================================================================================================================
Cash capital expenditures                           $  20,135            4,748            44,410            10,923
===================================================================================================================
Expedited freight services
   shipment growth rate (c)                              1.1%             0.6%              1.2%             (0.6%)

Expedited freight services
   weight growth rate (c):
   Intra-U.S.                                            8.0%             3.1%              8.5%              2.0%
   International                                         8.0%             7.9%              8.4%              5.2%
   Worldwide                                             8.0%             5.7%              8.4%              3.7%
===================================================================================================================
Expedited freight services
   weight (millions of pounds)                          402.5            372.6             784.0             723.1

Expedited freight services
   shipments (thousands)                                1,345            1,330             2,635             2,605
===================================================================================================================

Worldwide expedited freight services:
   Yield (revenue per pound) (a)                    $    .922             .961              .925              .958
   Revenue per shipment (a)                         $     276              269               275               266
   Weight per shipment (pounds)                           299              280               298               278
===================================================================================================================

(a) Prior period's international expedited freight revenues have been reclassified to conform to the current period classification.
(b)The three and six month periods ended June 30, 1997 include $12.5 million of consulting expenses related to the redesign of BAX Global's business processes and new information system architecture of which $4.75 million and $7.75 million was attributed to Intra-U.S. and International, respectively.
(c) Compared to the same period in the prior year.


                                       ---
                                       50

BAX Global's second quarter 1998 operating profit amounted to $6.3 million, an increase of $6.9 million from the operating loss of $0.6 million reported in the second quarter of 1997, which included the $12.5 million charge for special consulting expenses. Worldwide revenues increased 8% to $432.9 million from $399.6 million in the 1997 quarter. The $33.3 million growth in revenues reflects an 8% increase in worldwide expedited freight services pounds shipped, which reached 402.5 million pounds in the second quarter of 1998, partially offset by a 4% decrease in average yield on this volume. In addition, non-expedited freight services revenues, increased $20.2 million (49%) during the second quarter of 1998 as compared to the same quarter in 1997 reflecting increases in ocean freight services, logistics revenues and revenues from the recently acquired Air Transport International LLC ("ATI") discussed in further detail below. Worldwide expenses amounted to $427.1 million, $26.1 million (7%) higher than in the second quarter of 1997.

In the second quarter of 1998, BAX Global's intra-U.S. revenues increased from $146.6 million to $152.9 million. This $6.3 million (4%) increase was primarily due to an increase of $7.0 million (5%) in intra-U.S. expedited freight services revenues. The higher level of intra-U.S. expedited freight services revenues in 1998 was due to an 8% increase in weight shipped offset, in part, by a 3% decrease in average yield. The decrease in the average yield was due to the combination of a shift in product mix to lower yielding second day freight along with lower average pricing on both overnight and second day traffic. Intra-U.S. operating results during the second quarter of 1998 increased $3.3 million from the $1.3 million operating loss recorded in the second quarter of 1997. However, intra-U.S. operating results in the 1998 quarter included $1.0 million of expenses related to Year 2000 and information technology initiatives, while operating results in the 1997 quarter included $4.8 million relating to the special consulting charge. Adjusted for these items, intra-U.S. profits decreased $0.5 million from $3.5 million to $3.0 million. While expedited freight gross margin as a percentage of revenue remained consistent between the quarters, other operating expenses increased relative to increases in station operating costs associated with efforts to enhance service levels.

International revenues in the second quarter of 1998 increased $26.9 million (11%) to $279.9 million from the $253.0 million recorded in the second quarter of 1997. International expedited freight services revenues increased $6.1 million (3%) due to an 8% increase in weight shipped, partially offset by a 5% decrease in average yield. The decrease in yield reflects a change in mix with less export traffic to higher yielding Asian markets, combined with the absence of third party carrier surcharges which existed in the second quarter of 1997. In addition, international non-expedited freight services revenue increased $20.8 million (52%) in the second quarter of 1998 as compared to the same period in 1997 due to growth in ocean freight services, logistics revenues and revenues from the recently acquired ATI business. International operating profit in the second quarter of 1998 increased $3.5 million from the $0.7 million recorded in the second quarter of 1997. However, international operating results in the second quarter of 1998 included $1.8 million of expenses relating to Year 2000 and information technology initiatives, while operating results in the second quarter of 1997 included $7.8 million relating to the special consulting charge. After adjusting for these items, international operating profits decreased $2.5 million from $8.5 million to $6.0 million primarily due to the inclusion of ATI results along with increased provisions for bad debt expense in Asia.

BAX Global's operating profit for the first six months of 1998 amounted to $6.7 million, a decrease of $3.5 million from the $10.2 million reported in the first six months of 1997, which included the $12.5 million charge. Worldwide revenues in the 1998 period increased 8% to $835.3 million from $771.0 million in the 1997 period. The $64.3 million growth in revenues reflects an 8% increase in worldwide expedited freight services pounds shipped, which reached 784.0 million pounds in the first half of 1998, offset by a 3% decrease in yield on this volume. In addition, non-expedited freight services revenues increased $32.2 million (41%) during the first six months of 1998 as compared to 1997. Worldwide expenses in the 1998 period amounted to $828.9 million, $66.7 million (9%) higher than the 1997 period.

In the first six months of 1998, BAX Global's intra-U.S. revenues increased from $285.0 million to $301.3 million. This $16.3 million (6%) increase was primarily due to an increase of $17.7 million (6%) in intra-U.S. expedited freight services revenues. The higher level of expedited freight services revenues in 1998 was due to a 9% increase in weight shipped, offset by a 2% decrease in the average yield. Intra-U.S. operating loss during the first six months of 1998 was $2.9 million compared to a $2.9 operating profit in the first six months of 1997. However, intra-U.S. operating results in the first half of 1998 included $2.6 million of expenses related to Year 2000 and information technology initiatives partially offset by several non-recurring items, while the


                                       ---
                                       51
first half of 1997 included $4.8 million relating to the $12.5 million special consulting expenses. After adjusting for these items, intra-U.S. operating profit decreased $8.0 million from the first half of 1997 to the first half of 1998. The decrease is due to lower than expected volume combined with higher fixed operating and transportation costs. Transportation costs as a percentage of expedited freight services revenues increased during late 1997 and early 1998 due, in part, to efforts to enhance service levels. In addition, transportation costs during the first quarter of 1998 were also unfavorably impacted by service disruptions mainly caused by equipment problems which were resolved during the first quarter.

International revenues in the first six months of 1998 increased $48.0 million (10%) to $534.0 million from the $486.0 million recorded in the comparable period of 1997. International expedited freight services revenue increased $14.4 million (4%) due to an 8% increase in weight shipped offset by a 5% decrease in the average yield. The decrease in yield reflects a change in mix with less export traffic to higher yielding Asian markets, combined with the absence of third party carrier surcharges which existed in the 1997 period. International non-expedited freight services revenue increased $33.6 million (45%) in the first six months of 1998 as compared to the same period in 1997. The increase primarily relates to growth in ocean freight services, logistics revenues and revenues from the recently acquired ATI. International operating profit in the first six months of 1998 increased $2.3 million (31%) from the $7.3 million recorded in the comparable period of 1997. However, international operating results in the first half of 1998 included $3.7 million related to Year 2000 and information technology initiatives, while the first half of 1997 included $7.8 million relating to the special consulting charge. After adjusting for these items, international operating profits decreased $1.8 million from $15.1 million in the first half of 1997 to $13.3 million in the first half of 1998. The decrease is primarily due to the inclusion of ATI results along with increased provisions for bad debt expense in Asia.

During June 1998, C. Robert Campbell joined BAX Global as President and Chief Executive Officer. New management's priorities for the remainder of the year will include reviewing the current organizational structure, the adequacy and utilization of resources, the initiatives relating to margin improvement and service enhancements, as well as the continuation of certain information technology initiatives. Although the outcome of these reviews has not been determined, future earnings may be impacted.

FOREIGN OPERATIONS
A portion of the BAX Group's financial results is derived from activities in foreign countries, each with a local currency other than the U.S. dollar. Because the financial results of the BAX Group are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The BAX Group's international activity is not concentrated in any single currency, which mitigates the risks of foreign currency rate fluctuations. In addition, these rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The BAX Group routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Company, on behalf of the BAX Group, uses foreign currency forward contracts to hedge the risks associated with such transactions. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. In addition, translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. A subsidiary in Mexico operates in such a highly inflationary economy. Prior to January 1, 1998, the economy in Brazil, in which the BAX Group has a subsidiary, was considered highly inflationary.

The BAX Group is also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, controls on repatriation of earnings and capital, nationalization, political instability, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the BAX Group cannot be predicted.

CORPORATE EXPENSES
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the BAX Group based on utilization and other methods and criteria which management believes to be an equitable and a reasonable estimate of the costs attributable to the BAX Group. These attributions were $2.3 million and $1.6 million for the second quarter of 1998 and 1997, respectively and $6.4 million and $3.3 million for the first six months of 1998 and 1997, respectively. The increase in the second quarter of 1998 is primarily due to costs associated with a severance agreement with a former member of the


                                       ---
                                       52

Company's senior management. The first six months of 1998 also includes additional expenses of approximately $5.8 million related to a retirement agreement between the Company and its former Chairman and CEO. Approximately $2.0 million of this $5.8 million of expenses have been attributed to the BAX Group.

OTHER OPERATING INCOME, NET
Other operating income, net decreased $0.4 million and $1.2 million in the three and six month periods ended June 30, 1998, respectively, as compared to the same periods in 1997. Other operating income, net principally includes foreign exchange transaction gains and losses, and the changes for the comparable periods are due to normal fluctuations in such gains and losses.

INTEREST EXPENSE, NET
Net interest expense increased $1.0 million and $1.3 million in the three month and six month periods ended June 30, 1998, respectively, as compared to the same periods in 1997. The increase is due primarily to higher levels of debt associated with recent acquisitions and information technology initiatives.

INCOME TAXES
In both the 1998 and 1997 periods presented, the provision (credit) for income taxes exceeded the statutory federal income tax rate of 35% primarily due to provisions for state income taxes and goodwill amortization, partially offset by lower taxes on foreign income.

                               FINANCIAL CONDITION

A portion of the Company's corporate assets and liabilities has been attributed to the BAX Group based upon utilization of the shared services from which assets and liabilities are generated. Management believes this attribution to be an equitable and a reasonable estimate of the cost attributable to the BAX Group.

CASH FLOW REQUIREMENTS
Cash provided by operating activities during the first six months of 1998 totaled $30.2 million as compared to the $27.6 million generated in the first six months of 1997. The higher level of cash generated from operating activities was due to a decrease in the funding requirements for net operating assets and liabilities. Cash generated from operating activities was not sufficient to fund investing activities, which primarily include capital expenditures, aircraft heavy maintenance and payments for the ATI acquisition discussed above. Although additional net borrowings of $67.9 million were incurred, cash and cash equivalents decreased $4.4 million.

On April 30, 1998, the Company acquired the privately held ATI for a purchase price of approximately $29 million. The acquisition was funded through the revolving credit portion of the Company's bank credit agreement and was accounted for as a purchase.

CAPITAL EXPENDITURES
Cash capital expenditures for the first six months of 1998 and 1997 totaled $44.5 million and $11.0 million, respectively, reflecting higher levels of investment in information technology systems. For the remainder of 1998, cash capital expenditures are expected to range between $35.0 million and $40.0 million. These projected expenditures include those related to BAX Global's information technology initiatives, as well as those related to planned expansion for new facilities.

FINANCING
The BAX Group intends to fund its cash capital expenditure requirements through anticipated cash flows from operating activities or through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or other borrowing arrangements.

Total outstanding debt was $145.9 million at June 30, 1998, an increase of $74.6 million from the $71.3 million reported at December 31, 1997. The net increase in debt primarily reflects borrowings to fund the acquisition of ATI, as well as incremental information technology expenditures, including those relating to Year 2000 compliance initiatives.


                                       ---
                                       53

The Company has a $350.0 million credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million. As of June 30, 1998 and December 31, 1997, borrowings of $100.0 million were outstanding under the term loan portion of the Facility and $101.8 million and $25.9 million, respectively, of additional borrowings were outstanding under the remainder of the Facility. Of the total outstanding amount under the Facility at June 30, 1998 and December 31, 1997, $67.8 million and $10.9 million, respectively, was attributed to the BAX Group.

RELATED PARTY TRANSACTIONS
At June 30, 1998 and December 31, 1997, the Minerals Group had no borrowings from the BAX Group.

At June 30, 1998, the BAX Group owed the Minerals Group $21.6 million versus $18.2 million at December 31, 1997 for tax payments representing Minerals Group's tax benefits utilized by the BAX Group in accordance with the Company's tax sharing policy. Of the total tax benefits owed to the Minerals Group at June 30, 1998, $9.0 million is expected to be paid within one year.

OFF-BALANCE SHEET INSTRUMENTS
Fuel contracts - The Company, on behalf of the BAX Group, has hedged a portion of its jet fuel requirements through several commodity option transactions that are intended to protect against significant changes in jet fuel prices. As of June 30, 1998, these transactions aggregated 53.6 million gallons and mature periodically throughout the remainder of 1998 and mid-1999. The fair value of these fuel hedge transactions may fluctuate over the course of the contract period due to changes in the supply and demand for oil and refined products. Thus, the economic gain or loss, if any, upon settlement of the contracts may differ from the fair value of the contracts at an interim date. At June 30, 1998, the fair value adjustment for all outstanding contracts to hedge jet fuel requirements was ($2.0) million.

Interest rate contracts - In the second quarter of 1998, the Company entered into three interest rate swap agreements. These three agreements effectively convert a portion of the interest on its $100.0 million variable rate term loan to fixed rates. The first fixes the interest rate at 5.84% on $20.0 million in face amount of debt, the second fixes the interest rate at 5.86% on $20.0 million in face amount of debt, and the third fixes the interest rate at 5.80% on $20.0 million in face amount of debt. The first two agreements mature in May 2001, while the third agreement matures in May 2000. As of June 30, 1998 the fair value adjustment of all of these agreements was not significant.

Foreign currency forward contracts - The Company, on behalf of the BAX Group, enters into foreign currency forward contracts with a duration of up to one year as a hedge against liabilities denominated in various currencies. These contracts minimize the BAX Group's exposure to exchange rate movements related to cash requirements of foreign operations denominated in various currencies. At June 30, 1998, the total notional value of foreign currency forward contracts outstanding was $3.9 million. As of such date, the fair value of the foreign currency forward contracts approximated notional value.

READINESS FOR YEAR 2000
The BAX Group has taken actions to understand the nature and extent of the work required to make its systems, services and infrastructure Year 2000 compliant. The BAX Group is currently preparing its financial, information and other computer-based systems for the Year 2000, including replacing and/or updating existing systems. The BAX Group continues to evaluate the total estimated costs associated with these efforts, which it currently estimates to be between $30-$35 million. Based on actual experience and available information, the BAX Group believes that it will be able to manage its Year 2000 transition without any material adverse effect on its business operations, services or financial condition. However, if the applicable modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 issue could have material adverse impact on the operations of the BAX Group. Further, management is currently evaluating the extent to which the BAX Group's interface systems are vulnerable to its suppliers' and customers' failure to remediate their own Year 2000 issues as there is no guarantee that the systems of other companies on which the BAX Group's systems rely will be timely and adequately converted.


                                       ---
                                       54

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

Under the share repurchase programs authorized by the Board of Directors (the "Board"), the Company purchased the following shares in the periods presented:

                                                            Three Months Ended June 30    Six Months Ended June 30
(Dollars in millions)                                   1998              1997              1998              1997
-------------------------------------------------------------------------------------------------------------------
BAX Stock:
  Shares                                             227,400                --           404,932           132,100
  Cost                                            $      3.7                --               7.2               2.6

Convertible Preferred Stock:
  Shares                                                  --                --               355                --
  Cost                                            $       --                --               0.1                --
  Excess carrying amount (a)                      $       --                --              0.02                --
===================================================================================================================

(a) The excess of the carrying amount of the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Statement of Operations.


The Company's remaining repurchase authority with respect to the Convertible Preferred Stock as of June 30, 1998 was $24.2 million. As of June 30, 1998, the Company had remaining authority to purchase over time 0.7 million shares of BAX Stock. The remaining aggregate purchase cost limitation for all common stock was $13.4 million as of June 30, 1998.

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

During the six months of 1998 and 1997, the Board declared and the Company paid cash dividends of 12.00 cents per share of BAX Stock. Dividends paid on the Convertible Preferred Stock in the first six months of both 1998 and 1997 were $1.8 million.

ACCOUNTING CHANGES
The BAX Group adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", in the first quarter of 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. Total comprehensive income
(loss) which is composed of net income (loss) and


                                       ---
                                       55
foreign currency translation adjustments, for the three months ended June 30, 1998 and 1997 was $0.6 million and ($2.2) million, respectively, and ($2.0) million and $1.5 million for the six months ended June 30, 1998 and 1997, respectively.

Effective January 1, 1998, the BAX Group implemented AICPA Statement of Position ("SOP") No. 98-1 "Accounting for the Costs of Computer Software Developed for Internal Use." SOP No. 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. As a result of the implementation of SOP No. 98-1, net income for the three months ended June 30, 1998, included a benefit of approximately $0.6 million ($.03 per share) and the net loss for the six months ended June 30, 1998, included a benefit of approximately $1.4 million ($.07 per share) for costs capitalized during those periods which would have been expensed prior to the implementation of SOP
No. 98-1.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the BAX Group for the year beginning January 1, 2000, with early adoption allowed. The BAX Group is currently evaluating the timing of adoption and the effect that implementation of the new standard will have on its results of operations and financial position.

In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5, which provides guidance on the reporting of start-up costs and organization costs, requires that such costs be expensed as incurred. This SOP is effective for the BAX Group for the year beginning January 1, 1999, with early application encouraged. Initial application of the SOP is required to be reported as a cumulative effect of a change in accounting principle as of the beginning of the year of adoption. The BAX Group is currently evaluating the effect that implementation of the new statement will have on its results of operations and financial position.

FORWARD LOOKING INFORMATION
Certain of the matters discussed herein, including statements regarding information technology and related outlay projections, the impact of management's review of certain BAX Global initiatives on future operating results, projected capital spending and the readiness for Year 2000, involve forward looking information which is subject to known and unknown risks, uncertainties and contingencies, which could cause actual results, performance or achievements to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the BAX Group and the Company, include, but are not limited to, overall economic and business conditions, the demand for BAX Global's services, pricing and other competitive factors in the industry, new government regulations and/or legislative initiatives, the successful integration of the ATI acquisition, variations in costs or expenses, changes in the scope of improvements to information systems and Year 2000 initiatives, delays or problems in the implementation of Year 2000 initiatives by the BAX Group and/or its suppliers and customers, and delays or problems in the design and implementation of improvements to information systems.


                                       ---
                                       56

                             PITTSTON MINERALS GROUP
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                June 30                December 31
                                                                                   1998                       1997
-------------------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                     $   3,591                      3,394
Accounts receivable (net of estimated amount uncollectible:
   1998 - $2,274; 1997 - $2,215)                                                 74,761                     63,599
Inventories, at lower of cost or market:
   Coal inventory                                                                26,229                     31,644
   Other inventory                                                                3,696                      3,702
-------------------------------------------------------------------------------------------------------------------
                                                                                 29,925                     35,346

Receivable - Pittston Brink's Group/BAX Group, net                               10,696                         --
Prepaid expenses                                                                  4,237                      5,045
Deferred income taxes                                                            23,516                     25,136
-------------------------------------------------------------------------------------------------------------------
Total current assets                                                            146,726                    132,520

Property, plant and equipment, at cost (net of accumulated depreciation, depletion and amortization:
   1998 - $154,351; 1997 - $164,386)                                            156,146                    172,338
Deferred pension assets                                                          85,378                     83,825
Deferred income taxes                                                            55,995                     54,778
Coal supply contracts, net of accumulated amortization                           27,749                     41,703
Intangibles, net of accumulated amortization                                    106,590                    108,094
Receivable - Pittston Brink's Group/BAX Group, net                               12,658                     13,630
Other assets                                                                     50,027                     47,294
-------------------------------------------------------------------------------------------------------------------
Total assets                                                                  $ 641,269                    654,182
===================================================================================================================


LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt                                          $     420                        547
Accounts payable                                                                 42,069                     50,585
Payable - Pittston Brink's Group/BAX Group, net                                      --                      3,038
Accrued liabilities                                                             103,243                    107,094
-------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                       145,732                    161,264

Long-term debt, less current maturities                                         135,130                    116,114
Postretirement benefits other than pensions                                     227,418                    223,836
Workers' compensation and other claims                                           85,724                     92,857
Mine closing and reclamation                                                     40,797                     47,546
Other liabilities                                                                30,155                     31,137
Shareholder's equity                                                            (23,687)                   (18,572)
-------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                                    $ 641,269                    654,182
===================================================================================================================


See accompanying notes to financial statements.


                                       ---
                                       57

                             PITTSTON MINERALS GROUP
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                    Three Months Ended June 30            Six Months Ended June 30
                                                         1998             1997              1998              1997
--------------------------------------------------------------------------------------------------------------------
Net sales                                           $ 134,408          157,812           284,306           316,695

Cost and expenses:
Cost of sales                                         133,278          153,836           277,442           307,248
Selling, general and administrative expenses            7,764            7,307            16,851            14,716
--------------------------------------------------------------------------------------------------------------------
Total costs and expenses                              141,042          161,143           294,293           321,964
Other operating income, net                             2,611            1,899             4,785             5,447
--------------------------------------------------------------------------------------------------------------------
Operating (loss) profit                                (4,023)          (1,432)           (5,202)              178
Interest income                                           313              335               614               617
Interest expense                                       (2,449)          (2,734)           (5,043)           (5,359)
Other income (expense), net                                 1             (452)                1              (902)
--------------------------------------------------------------------------------------------------------------------
Loss before income taxes                               (6,158)          (4,283)           (9,630)           (5,466)
Credit for income taxes                                (5,361)          (3,120)           (7,590)           (5,250)
--------------------------------------------------------------------------------------------------------------------
Net loss                                                 (797)          (1,163)           (2,040)             (216)
Preferred stock dividends, net                           (887)            (902)           (1,751)           (1,803)
--------------------------------------------------------------------------------------------------------------------
Net loss attributed to common
  shares                                            $  (1,684)          (2,065)           (3,791)           (2,019)
====================================================================================================================

Net loss per common share:
  Basic                                             $    (.20)            (.26)             (.46)             (.25)
  Diluted                                                (.20)            (.26)             (.46)             (.25)
====================================================================================================================

Cash dividends per common share                     $    .025            .1625             .1875             .3250
====================================================================================================================

Weighted average common shares outstanding:
  Basic                                                 8,309            8,068             8,267             8,035
  Diluted                                               8,309            8,068             8,267             8,035
====================================================================================================================


See accompanying notes to financial statements.


                                       ---
                                       58

                             PITTSTON MINERALS GROUP
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                                          Six Months Ended June 30
                                                                                            1998              1997
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                                               $  (2,040)             (216)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
   Depreciation, depletion and amortization                                               18,114            18,484
   Provision for deferred income taxes                                                       438             4,075
   Credit for pensions, noncurrent                                                        (1,538)           (1,686)
   Loss (gain) on sale of property, plant and equipment and
      other assets                                                                         1,388            (1,093)
   Other operating, net                                                                    1,500               996
   Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
      (Increase) decrease in accounts receivable                                         (10,946)            3,475
      Decrease (increase) in inventories                                                   3,383           (12,341)
      Decrease (increase) in prepaid expenses                                                669            (3,125)
      Decrease in accounts payable and accrued liabilities                                (8,864)           (1,638)
      (Increase) decrease in other assets                                                 (2,268)               69
      Increase in other liabilities                                                          530               722
      Decrease in workers' compensation and
         other claims, noncurrent                                                         (4,455)           (4,487)
      Other, net                                                                             (59)              298
-------------------------------------------------------------------------------------------------------------------
Net cash (used) provided by operating activities                                          (4,148)            3,533
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                                               (12,751)          (17,029)
Proceeds from disposal of property, plant and equipment                                   13,056             2,174
Proceeds from disposition of assets                                                        6,772                --
Acquisitions, net of cash acquired, and related contingency payments                          --              (791)
Other, net                                                                                  (905)             (496)
-------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                                           6,172           (16,142)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                                                         49,349            40,706
Reductions of debt                                                                       (31,078)             (255)
Payments to Brink's Group                                                                (16,700)          (15,083)
Payments to BAX Group                                                                         --            (7,730)
Repurchase of stock                                                                         (307)               --
Proceeds from exercise of stock options                                                       --                14
Dividends paid                                                                            (3,091)           (4,315)
-------------------------------------------------------------------------------------------------------------------
Net cash (used) provided by financing activities                                          (1,827)           13,337
-------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                    197               728
Cash and cash equivalents at beginning of period                                           3,394             3,387
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                             $   3,591             4,115
===================================================================================================================


See accompanying notes to financial statements.


                                       ---
                                       59

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

(2) The following is a reconciliation between the calculation of basic and diluted net loss per share:

                          Three Months Ended June 30           Six Months Ended June 30
Minerals Group                    1998          1997                 1998          1997
----------------------------------------------------------------------------------------
Numerator:
Net loss                     $    (797)       (1,163)              (2,040)         (216)
Convertible Preferred
  Stock dividends                 (887)         (902)              (1,751)       (1,803)
----------------------------------------------------------------------------------------
Net loss - Basic
   and diluted net loss
   per share numerator          (1,684)       (2,065)              (3,791)       (2,019)

Denominator:
Basic and diluted weighted
   average common shares
   outstanding                   8,309         8,068                8,267         8,035
========================================================================================


     Options to purchase 677 and 679 shares of Minerals Stock, at prices between $6.53 and $25.74 per share, were outstanding for the three and six months ended June 30, 1998, respectively. Options to purchase 713 and 714 shares of Minerals Stock, at prices between $8.64 and $25.74 per share, were outstanding for the three and six months ended June 30, 1997, respectively. None of these options were included in the computation of diluted net loss per share because the effect of all options would be antidilutive.

     The conversion of the Convertible Preferred Stock to 1,764 and 1,793 shares of Minerals Stock has been excluded in the computation of diluted net loss per share in 1998 and 1997, respectively, because the effect of the assumed conversion would be antidilutive.

(3) Depreciation, depletion and amortization of property, plant and equipment totaled $5,604 and $11,343 in the second quarter and six month period of 1998, respectively, compared to $5,909 and $11,358 in the second quarter and six month period of 1997, respectively.


                                       ---
                                       60

(4) Cash payments made for interest and income taxes, net of refunds received, were as follows:

                          Three Months Ended June 30           Six Months Ended June 30
                                 1998           1997               1998            1997
----------------------------------------------------------------------------------------
Interest                   $    1,845          2,742              5,311           5,383
========================================================================================
Income taxes               $  (11,967)       (11,773)           (11,989)        (11,760)
========================================================================================


(5) During the second quarter of 1998, Coal Operations disposed of certain assets of its Elkay mining operation in West Virginia. The assets were sold for cash of approximately $18,000, resulting in a pre-tax loss of approximately $2,200. In addition, in July 1998, Coal Operations completed the sale of two idle properties in West Virginia and a loading dock in Kentucky for an expected pre-tax gain of approximately $5,000.

(6) Under the share repurchase programs authorized by the Board of Directors, the Company purchased shares in the periods presented as follows:

                                                   Three Months Ended June 30         Six Months Ended June 30
     (Dollars in millions)                             1998             1997             1998             1997
     ----------------------------------------------------------------------------------------------------------
     Convertible Preferred Stock:
       Shares                                             --               --             355               --
       Cost                                        $      --               --             0.1               --
       Excess carrying amount (a)                  $      --               --            0.02               --
     ==========================================================================================================

     (a) The excess of the carrying amount of the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Minerals Group and the Company's Statement of Operations.

     At June 30, 1998, the Company had the remaining authority to purchase over time 1,000 shares of Minerals Stock and an additional $24,236 of its Convertible Preferred Stock. The remaining aggregate purchase cost limitation for all common stock was $13,351.

(7) The Minerals Group adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," in the first quarter of 1998. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. Total comprehensive loss, which is composed of net loss attributable to common shares and foreign currency translation adjustments, for the three months ended June 30, 1998 and 1997 was $2,852 and $2,865, respectively. Total comprehensive loss for the six months ended June 30, 1998 and 1997 was $4,630 and $3,037, respectively.

     Effective January 1, 1998, the Company implemented AICPA Statement of Position ("SOP") No. 98-1 "Accounting for the Costs of Computer Software Developed for Internal Use". SOP No. 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software.


                                       ---
                                       61

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

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Minerals Group for the year beginning January 1, 2000, with early adoption allowed. The Minerals Group is currently evaluating the timing of adoption and the effect that implementation of the new standard will have on its results of operations and financial position.

     In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5, which provides guidance on the reporting of start-up costs and organization costs, requires that such costs be expensed as incurred. This SOP is effective for the Minerals Group for the year beginning January 1, 1999, with early application encouraged. Initial application of the SOP is required to be reported as a cumulative effect of a change in accounting principle as of the beginning of the year of adoption. The Minerals Group is currently evaluating the effect that implementation of the new statement will have on its results of operations and financial position.

 (9) Certain prior period amounts have been reclassified to conform to the current period's financial statement presentation.

(10) In the opinion of management, all adjustments have been made which are necessary for a fair presentation of results of operations and financial condition for the periods reported herein. All such adjustments are of a normal recurring nature.



                                       ---
                                       62

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

                              RESULTS OF OPERATIONS

                                                    Three Months Ended June 30            Six Months Ended June 30
(In thousands)                                           1998             1997              1998              1997
-------------------------------------------------------------------------------------------------------------------
Net Sales:
  Coal Operations                                   $ 130,176          154,073           276,096           308,666
  Mineral Ventures                                      4,232            3,739             8,210             8,029
-------------------------------------------------------------------------------------------------------------------
Net sales                                           $ 134,408          157,812           284,306           316,695
===================================================================================================================

Operating (loss) profit:
  Coal Operations                                   $  (1,714)           1,232               788             4,855
  Mineral Ventures                                       (278)          (1,310)             (325)           (1,765)
-------------------------------------------------------------------------------------------------------------------
Segment operating (loss) profit                        (1,992)             (78)              463             3,090
General corporate expense                              (2,031)          (1,354)           (5,665)           (2,912)
-------------------------------------------------------------------------------------------------------------------
Operating (loss) profit                             $  (4,023)          (1,432)           (5,202)              178
===================================================================================================================



                                       ---
                                       63

In the second quarter of 1998, the Minerals Group reported a net loss of $0.8 million ($0.20 per share) compared to a net loss of $1.2 million ($0.26 per share) in the second quarter of 1997. The operating loss in the second quarter of 1998 totaled $4.0 million (including a $2.2 million loss on sale of certain coal assets at its Elkay mining operation in West Virginia ("Elkay Assets")) as compared to an operating loss of $1.4 million in the 1997 quarter. Net sales during the second quarter of 1998 decreased $23.4 million (15%) compared to the corresponding 1997 quarter.

In the first six months of 1998, the Minerals Group reported a net loss of $2.0 million ($0.46 per share) compared to a net loss of $0.2 million ($0.25 per share) during 1997. The operating loss in the six months ended June 30, 1998 was $5.2 million (including a $2.2 million loss on sale of certain Elkay Assets) compared to an operating profit of $0.2 million in the corresponding 1997 period. Net sales during the six month period of 1998 decreased $32.4 million (10%) compared to the 1997 period.

COAL OPERATIONS

The following are tables of selected financial data for Coal Operations on a comparative basis:

                                                    Three Months Ended June 30           Six Months Ended June 30
(In thousands)                                           1998             1997              1998             1997
-------------------------------------------------------------------------------------------------------------------
Net sales                                           $ 130,176          154,073           276,096          308,666
-------------------------------------------------------------------------------------------------------------------

Cost of sales                                         130,209          150,144           271,702          299,883
Selling, general and
   administrative expenses                              4,423            4,775             8,677            9,711
-------------------------------------------------------------------------------------------------------------------
Total costs and expenses                              134,632          154,919           280,379          309,594
Other operating income, net                             2,742            2,078             5,071            5,783
-------------------------------------------------------------------------------------------------------------------
Operating (loss) profit                             $  (1,714)           1,232               788            4,855
===================================================================================================================

Coal sales (tons):
   Metallurgical                                        1,995            1,823             3,926            3,714
   Steam                                                2,312            3,294             5,235            6,523
-------------------------------------------------------------------------------------------------------------------
Total coal sales                                        4,307            5,117             9,161           10,237
===================================================================================================================

Production/purchased (tons):
   Deep                                                 1,368            1,324             2,757            2,426
   Surface                                              1,841            2,739             3,810            5,398
   Contract                                               200              373               442              736
-------------------------------------------------------------------------------------------------------------------
                                                        3,409            4,436             7,009            8,560
Purchased                                               1,046              963             2,011            2,303
-------------------------------------------------------------------------------------------------------------------
Total                                                   4,455            5,399             9,020           10,863
===================================================================================================================



                                       ---
                                       64

(In thousands,                                      Three Months Ended June 30           Six Months Ended June 30
except per ton amounts)                                  1998             1997              1998             1997
-------------------------------------------------------------------------------------------------------------------
Net coal sales (a)                                  $ 128,053          151,303           272,029          304,001
Current production costs
   of coal sold (a)                                   119,387          140,554           251,894          282,126
-------------------------------------------------------------------------------------------------------------------
Coal margin                                             8,666           10,749            20,135           21,875
Non-coal margin                                           623              527             1,239            1,245
Other operating income, net                             2,742            2,078             5,071            5,783
-------------------------------------------------------------------------------------------------------------------
Margin and other income                                12,031           13,354            26,445           28,903
-------------------------------------------------------------------------------------------------------------------
Other costs and expenses:
   Idle equipment and closed mines                      2,582              250             3,285              557
   Inactive employee cost                               6,740            7,097            13,695           13,780
   Selling, general and
     administrative expenses                            4,423            4,775             8,677            9,711
-------------------------------------------------------------------------------------------------------------------
Total other costs and expenses                         13,745           12,122            25,657           24,048
-------------------------------------------------------------------------------------------------------------------
Operating (loss) profit                             $  (1,714)           1,232               788            4,855
===================================================================================================================

Coal margin per ton:
   Realization                                      $   29.73            29.57             29.69            29.70
   Current production costs                             27.72            27.47             27.49            27.56
-------------------------------------------------------------------------------------------------------------------
Coal margin                                         $    2.01             2.10              2.20             2.14
===================================================================================================================

(a) Excludes non-coal components.


Coal Operations generated an operating loss of $1.7 million (including a $2.2 million loss on the sale of certain Elkay Assets) in the second quarter of 1998, compared to an operating profit of $1.2 million recorded in the 1997 second quarter. Sales volume of 4.3 million tons in the second quarter of 1998 was 16% less than the 5.1 million tons sold in the prior year quarter. Compared to the second quarter of 1997, steam coal sales in 1998 decreased by 1.0 million tons (30%), to 2.3 million tons, while metallurgical coal sales increased 0.2 million tons (9%), to 2.0 million tons. The steam sales volume reduction was primarily due to the reduced production by and subsequent sale of certain Elkay Assets (discussed below) along with reduced sales in the spot market. Steam coal sales represented 54% of total volume in 1998 and 64% in 1997.

Total coal margin of $8.7 million for the second quarter of 1998 represented a decrease of $2.1 million from the comparable 1997 period. The decrease in total coal margin reflects lower sales volume combined with a 4% decrease ($0.09 per ton) in coal margin per ton. The overall change in coal margin per ton during the 1998 quarter was impacted by decreases in metallurgical coal margins, partially offset by increases in steam coal margins. Metallurgical margins were negatively impacted in the three months ended June 30, 1998 by lower realizations per ton resulting from lower negotiated pricing with metallurgical customers for the new contract year which began April 1, 1998. Steam coal margins improved in the 1998 second quarter due to higher realizations.

In addition to these factors, total coal margin per ton was impacted by a change in both the production and sales mix. Despite the decreases in metallurgical coal realization per ton, overall realization per ton of coal sold increased $0.16 per ton as a greater proportion of coal sales came from the higher priced metallurgical coal. In addition, the current production cost of coal sold increased $0.25 per ton to $27.72 in the second quarter of 1998 from the second quarter of 1997 due to a higher proportion of deep mine production which is more costly.


                                       ---
                                       65

Production in the 1998 second quarter decreased 1.0 million tons over the 1997 second quarter to 3.4 million tons due to the reduced production by and subsequent sale of certain Elkay Assets (discussed below). Purchased coal remained constant at 1.0 million tons. Surface production accounted for 55% and 63% of the total production in the 1998 and 1997 second quarters, respectively. Productivity of 35.3 tons per man day in the 1998 second quarter decreased from the 37.7 tons per man day in the 1997 second quarter primarily attributable to an increased percentage of deep mine production.

Non-coal margin, which reflects earnings from the oil, gas and timber businesses, amounted to $0.6 million in the second quarter of 1998, which was $0.1 million higher than in the second quarter of 1997. Other operating income, which primarily includes gains and losses on sales of property and equipment and third party royalties, amounted to $2.7 million in the second quarter of 1998 as compared to $2.1 million in the comparable period of 1997. This increase was due to higher levels of dividend and royalty income. Net gains on sales of property and equipment during the quarter included $0.2 million of the total $2.2 million loss associated with the sale of certain Elkay Assets (discussed below).

Idle equipment and closed mine costs increased $2.3 million to $2.6 million in the 1998 second quarter from the comparable 1997 quarter largely due to inventory writedowns of $2.0 million associated with the sale of certain Elkay Assets (discussed below). Inactive employee costs, which represent long-term employee liabilities for pension and retiree medical costs, decreased from $7.1 million to $6.7 million for the second quarter of 1998 resulting from lower premiums from the Coal Industry Retiree Health Benefit Act of 1992, partially offset by the use of a lower long-term discount rate to calculate the present value of the liabilities. Selling, general and administrative expenses decreased $0.4 million (7%) in the second quarter of 1998 from the 1997 second quarter due to continued Coal Operations cost control efforts.

During the second quarter of 1998, Coal Operations disposed of certain assets, including a surface mine, coal supply contracts and limited coal reserves, of its Elkay mining operation in West Virginia. The referenced surface mine produced approximately 1 million tons of steam coal from January 1, 1998 through the end of April 1998, at which point coal production ceased. Total cash proceeds from the sale amounted to approximately $18 million, resulting in a pre-tax loss of approximately $2.2 million. This pre-tax book loss includes approximately $2.0 million of inventory writedowns related to coal which can no longer be blended with other coals produced from these disposed assets. This writedown has been included in Coal Operations cost of sales.

During the first six months of 1998, Coal Operations generated an operating profit of $0.8 million compared to $4.9 million in the corresponding 1997 period. Sales volume of 9.2 million tons in the first half of 1998 was 1.1 million tons less than the 1997 period. Metallurgical coal sales increased by
0.2 million tons (6%) to 3.9 million tons and steam coal sales decreased by 1.3 million tons (20%) to 5.2 million tons compared to the prior year primarily due to the reduced production by and subsequent sale of certain Elkay Assets. Steam coal sales represented 57% of the total 1998 sales volume, as compared to 64% in 1997.

For the first six months of 1998, coal margin was $20.1 million, a decrease of $1.7 million over the 1997 period. Coal margin per ton increased to $2.20 per ton in the first six months of 1998 from $2.14 per ton for the same period of 1997. This overall change in coal margin per ton during the first six months of 1998 was due to the change in sales and production mix which occurred in the second quarter and an increase in steam coal margins partially offset by a decrease in metallurgical coal margins. Steam coal margins increased for the first six months of 1998 due to higher realizations during the period. During the same period, metallurgical margins decreased due to the negative impact of lower realization amounts which began with the new contract year in the second quarter of 1998. This was partially offset by lower production costs, which included the Harbor Maintenance Tax benefit discussed below.


                                       ---
                                       66

The current production cost of coal sold for the first half of 1998 was $27.49 per ton as compared to $27.56 per ton for the first half of 1997. While production cost per ton increased due to a larger proportion of the higher cost deep mine production, these increases were more than offset by a $1.3 million benefit ($0.14 per ton) related to a favorable ruling issued by the U.S. Supreme Court on the unconstitutionality of the Harbor Maintenance Tax. Production for the year-to-date 1998 period totaled 7.0 million tons, a decrease from the 1997 period production of 8.6 million tons, due in large part to the reduced production by and subsequent sale of certain Elkay Assets. Surface production accounted for 55% and 64% of the total production in the 1998 and 1997 periods, respectively. Productivity of 35.1 tons per man day in period decreased from the
37.1 tons per man day in 1997 due to the increased percentage of deep mine production.

The non-coal margin was $1.2 million for the first half of both 1998 and 1997. Other operating income decreased $0.7 million for the 1998 period due to the inclusion in 1997 of a favorable insurance settlement.

Idle equipment and closed mine costs increased $2.7 million in the first half of 1998 as compared to 1997, primarily due to inventory writedowns of $2.0 million associated with the sale of certain Elkay Assets along with costs relating to mines which went idle in the third quarter of 1997. Inactive employee costs, which primarily represent long-term employee liabilities for pension and retiree medical costs, decreased slightly by $0.1 million to $13.7 million in the 1998 six months. This favorable change reflects lower premiums from the Coal Industry Retiree Health Benefit Act of 1992, offset by the use of a lower long-term interest rate to calculate the present value of the long-term liabilities during 1998 compared to the rate used in 1997. Selling, general and administrative expenses declined by $1.0 million (11%) in the six months of 1998 as compared to the 1997 period, as a result of Coal Operations cost control efforts.

In July 1998, Coal Operations completed the sale of two idle properties in West Virginia and a loading dock in Sandlick, Kentucky for an expected pre-tax gain of approximately $5 million. These asset disposals continue the Coal Operations' strategy of disposing of idle and under-performing assets, while focusing on its core metallurgical and steam coal operations. Later this year Coal Operations plans to begin to develop a major underground metallurgical coal mine on reserves owned by the company in Virginia. At full production, scheduled for sometime in 2001, this mine is expected to produce average annual production of approximately 1.3 million tons from a proven and probable reserve of approximately 15.0 million tons.

Coal Operations continues cash funding for charges recorded in prior years for facility closure costs recorded as restructuring and other charges in the Statement of Operations. The following table analyzes the changes in liabilities during the first six months of 1998 for such costs:

                                                                                        Employee
                                                                          Mine      Termination,
                                                                           and           Medical
                                                                         Plant               and
                                                                       Closure         Severance
(In thousands)                                                           Costs             Costs             Total
-------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 1997                                    $    11,143            19,703            30,846
Payments                                                                   521             1,013             1,534
Other reductions                                                            16                --                16
-------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 1998                                        $    10,606            18,690            29,296
===================================================================================================================



                                       ---
                                       67

MINERAL VENTURES

The following is a table of selected financial data for Mineral Ventures on a comparative basis:

(Dollars in thousands, except                       Three Months Ended June 30           Six Months Ended June 30
per ounce data)                                          1998             1997              1998             1997
-------------------------------------------------------------------------------------------------------------------
Stawell Gold Mine:
   Gold sales                                        $  4,217            3,719             8,173             8,000
   Other revenue                                           15               20                37                29
-------------------------------------------------------------------------------------------------------------------
Net sales                                               4,232            3,739             8,210             8,029

Cost of sales (a)                                       3,071            3,666             5,742             7,297
Selling, general and
   administrative expenses (a)                            248              381               539               679
-------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                3,319            4,047             6,281             7,976
-------------------------------------------------------------------------------------------------------------------
Operating profit - Stawell
   Gold Mine                                              913             (308)            1,929                53
Other operating expense, net                           (1,191)          (1,002)           (2,254)           (1,818)
-------------------------------------------------------------------------------------------------------------------
Operating loss                                       $   (278)          (1,310)             (325)           (1,765)
===================================================================================================================

Stawell Gold Mine:
   Mineral Ventures' 50% direct share:
     Ounces sold                                       11,809            9,665            22,955            20,241
     Ounces produced                                   11,743            9,315            22,899            20,266
   Average per ounce sold (US$):
     Realization                                     $    357              385               356               395
     Cash cost                                            219              370               213               348
===================================================================================================================

(a) Excludes $1,062 and $1,970 of non-Stawell related selling, general and administrative expenses for the three months and six months ended June 30, 1998. Excludes $26 and $797, and $68 and $1,414 of non-Stawell related cost of sales and selling, general and administrative expenses, respectively, for the three months and six months ended June 30, 1997. Such costs are reclassified to cost of sales and selling, general and administrative expenses in the Minerals Group Statement of Operations.


Mineral Ventures, which primarily consists of a 50% direct and a 17% indirect interest in the Stawell gold mine ("Stawell") in western Victoria, Australia, generated an operating loss of $0.3 million in the second quarter of 1998, an improvement of $1.0 million as compared to the loss of $1.3 million in the second quarter of 1997. Mineral Ventures' 50% direct interest in Stawell's operations generated net sales of $4.2 million in the second quarter of 1998 compared to $3.7 million in the 1997 period due to an increase in ounces of gold sold from 9.7 thousand ounces to 11.8 thousand ounces, partially offset by lower gold realizations due to declining market prices. The second quarter operating profit at Stawell of $0.9 million increased $1.2 million over the prior year quarter reflecting a $151.0 per ounce decrease (41%) in the cash cost of gold sold partially offset by a $28.0 per ounce decrease (7%) in average realization. Production costs were lower in the 1998 quarter due to a weaker Australian dollar as well as lower operating costs than the 1997 quarter which was adversely impacted by the collapse of a ventilation shaft during its construction which caused production delays.

During the first six months of 1998, Mineral Ventures generated an operating loss of $0.3 million as compared to an operating loss of $1.8 million in the 1997 period. Mineral Ventures' 50% direct interest in Stawell's operations generated net sales of $8.2 million in the first half of 1998 compared to $8.0 million in the 1997 period as the ounces of gold sold increased from 20.2 thousand ounces to 23.0 thousand ounces (13%). The operating profit at Stawell of $1.9 million was $1.9 million higher than operating profit in the first half of 1997 and was affected by a $135 per ounce decrease (39%) in the cash cost of gold sold offset by a $39 per ounce decrease (10%) in the selling price of gold. Production costs were lower in 1998 due to a weaker Australian dollar. In addition, Stawell's costs in the first half of 1997 were negatively impacted by temporary unfavorable ground conditions and the collapse of a new ventilation shaft during its construction resulting in lower production and higher costs.


                                       ---
                                       68

As of June 30, 1998, approximately 17% of Mineral Ventures' share of the total proven and probable reserves had been sold forward under forward sales contracts that mature periodically through mid-1999. Based on contracts in place and current market conditions, full year 1998 average realizations are expected to be between $325 and $330 per ounce of gold sold. At June 30, 1998, remaining proven and probable gold reserves at the Stawell mine were estimated at 392.2 thousand ounces.

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

FOREIGN OPERATIONS
A portion of the Minerals Group's financial results is derived from activities in Australia, which has a local currency other than the U.S. dollar. Because the financial results of the Minerals Group are reported in U.S. dollars, they are affected by the changes in the value of the foreign currency in relation to the U.S. dollar. Rate fluctuations may adversely affect transactions which are denominated in the Australian dollar. The Minerals Group routinely enters into such transactions in the normal course of its business. The Company, on behalf of the Minerals Group, from time to time, uses foreign currency forward contracts to hedge the currency risks associated with certain transactions. Similarly, a 34% owned affiliate of Mineral Ventures primarily utilizes forward sales contracts to hedge certain currency and gold price exposures related to its operations. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged.

The Minerals Group is also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions.

CORPORATE EXPENSES
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Minerals Group based on utilization and other methods and criteria which management believes to be an equitable and a reasonable estimate of the cost attributable to the Minerals Group. These attributions were $2.0 million and $1.4 million for the second quarter of 1998 and 1997, respectively and $5.7 million and $2.9 million for the first six months of 1998 and 1997, respectively. The increase in the second quarter of 1998 is primarily due to costs associated with a severance agreement with a former member of the Company's senior management. The first six months of 1998 also includes additional expenses of approximately $5.8 million related to a retirement agreement between the Company and its former Chairman and CEO. Approximately $1.8 million of this $5.8 million of expenses have been attributed to the Minerals Group.

OTHER OPERATING INCOME, NET
Other operating income, net increased $0.7 million and decreased $0.7 million for the three and six month periods ended June 30, 1998, respectively. Other operating income, net principally includes equity in earnings of unconsolidated affiliates, royalty income and gains and losses from sales of coal property and equipment. The increase in the second quarter of 1998 relates to higher levels of royalty and dividend income. The decrease in the six month period of 1998 is due to the inclusion in 1997 of a favorable insurance settlement, along with higher gains on asset sales during that period.

NET INTEREST EXPENSE
Net interest expense decreased $0.3 million in both the three and six month periods ended June 30, 1998. The decrease is due to lower average borrowings during the 1998 periods.

INCOME TAXES
In both the 1998 and 1997 periods presented, a credit for income taxes was recorded, due to pre-tax losses as well as tax benefits of percentage depletion which can be used by the Company.


                                       ---
                                       69

                               FINANCIAL CONDITION

A portion of the Company's corporate assets and liabilities has been attributed to the Minerals Group based upon utilization of the shared services from which assets and liabilities are generated. Management believes this attribution to be an equitable and a reasonable estimate of the cost attributable to the Minerals Group.

CASH FLOW REQUIREMENTS
Operating activities for the first six months of 1998 used cash of $4.1 million, compared to $3.5 million of cash provided in 1997. In the 1998 period, cash flow from operations declined due to lower earnings combined with an increase in the amount required to fund operating assets and liabilities. Offsetting these operating cost requirements was approximately $18 million in cash proceeds from the sale of Elkay Assets discussed previously. Additional requirements for capital expenditures and other investing activities, repayments to the Brink's Group and net costs of share activity were offset with additional net borrowings, resulting in an increase in cash and cash equivalents of $0.2 million.

During the second quarter of 1998, Coal Operations disposed of certain Elkay Assets, including coal supply contracts and limited coal reserves. Total cash proceeds from the sale amounted to approximately $18 million, resulting in a pre-tax loss of $2.2 million.

CAPITAL EXPENDITURES
Cash capital expenditures for the first six months of 1998 and 1997 totaled $12.8 million and $17.0 million, respectively. During the 1998 period, Coal Operations and Mineral Ventures spent $11.2 million and $1.4 million, respectively. For the remainder of 1998, the Minerals Group's cash capital expenditures are expected to approximate $10 million, including expenditures related to the new underground metallurgical coal mine previously discussed.

FINANCING
The Minerals Group intends to fund cash capital expenditures through anticipated cash flow from operating activities or through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements, other borrowing arrangements or borrowings from the Brink's Group.

Total debt outstanding at June 30, 1998 was $135.6 million, an increase of $18.9 million from the $116.7 million outstanding at December 31, 1997. These increased borrowings, which funded cash flow requirements including repayment of amounts owed to the Brink's Group, were made primarily under the credit agreement discussed below.

The Company has a $350.0 million credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million. As of June 30, 1998 and December 31, 1997, borrowings of $100.0 million were outstanding under the term loan portion of the Facility and $101.8 million and $25.9 million, respectively, of additional borrowings were outstanding under the remainder of the Facility. Of the outstanding amounts under the Facility at June 30, 1998, and December 31, 1997, $134.0 million and $115.0 million, respectively, was attributed to the Minerals Group.

RELATED PARTY TRANSACTIONS
At June 30, 1998, under interest bearing borrowing arrangements, the Minerals Group owed the Brink's Group $10.3 million, a decrease of $16.7 million from the $27.0 million owed at December 31, 1997. The Minerals Group did not owe any amounts to the BAX Group at June 30, 1998 or December 31, 1997.

At June 30, 1998, the Brink's Group owed the Minerals Group $12.1 million versus $19.4 million at December 31, 1997 for tax benefits. Approximately $12.0 million is expected to be paid within one year. Also at June 30, 1998, the BAX Group owed the Minerals Group $21.6 million versus $18.2 million at December 31, 1997 for tax benefits, of which $9.0 million is expected to be paid within one year.


                                       ---
                                       70

OFF-BALANCE SHEET INSTRUMENTS
Interest rate contracts - In the second quarter of 1998, the Company entered into three interest swap agreements. These three agreements effectively convert a portion of the interest on its $100.0 million variable rate term loan to fixed rates. The first fixes the interest rate at 5.84% on $20.0 million in face amount of debt, the second fixes the interest rate at 5.86% on $20.0 million in face amount of debt, and the third fixes the interest rate at 5.80% on $20.0 million in face amount of debt. The first two agreements mature in May 2001, while the third agreement matures in May 2000. As of June 30, 1998 the fair value adjustment of all of these agreements was not significant.

Foreign currency forward contracts - The Company, on behalf of the Minerals Group, enters into foreign currency forward contracts, from time to time, with a duration of up to two years as a hedge against liabilities denominated in the Australian dollar. These contracts minimize the Minerals Group's exposure to exchange rate movements related to cash requirements of Australian operations denominated in Australian dollars. At June 30, 1998, the notional value of foreign currency forward contracts outstanding was $17.6 million and the fair value adjustment approximated ($1.7) million.

Gold contracts - In order to protect itself against downward movements in gold prices, the Company, on behalf of the Minerals Group, hedges a portion of its share of gold sales from the Stawell gold mine primarily through forward sales contracts. At June 30, 1998, 32,973 ounces of gold, representing approximately 17% of the Minerals Group's share of Stawell's proven and probable reserves, were sold forward under forward sales contracts that mature periodically through mid-1999. Because only a portion of its future production is currently sold forward, the Minerals Group can take advantage of increases and is exposed to decreases in the spot price of gold. At June 30, 1998, the fair value of the Minerals Group's forward sales contracts was ($.2) million.

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


                                       ---
                                       71

Under the share repurchase programs authorized by the Board of Directors (the "Board"), the Company purchased shares in the periods presented as follows:

                                                Three Months Ended June 30             Six Months Ended June 30
(Dollars in millions)                                   1998          1997                  1998           1997
----------------------------------------------------------------------------------------------------------------
Convertible Preferred Stock:
    Shares                                               --            --                   355             --
    Cost                                           $     --            --                   0.1             --
    Excess carrying
     amount (a)                                    $     --            --                  0.02             --

(a) The excess of the carrying amount of the Series C Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Statement of Operations.


The Company's remaining repurchase authority with respect to the Convertible Preferred Stock as of June 30, 1998 was $24.2 million. As of June 30, 1998, the Company had remaining authority to purchase over time 1.0 million shares of Minerals Stock. The remaining aggregate purchase cost limitation for all common stock was $13.4 million as of June 30, 1998.

DIVIDENDS
The Board intends to declare and pay dividends, if any, on Minerals Stock based on the earnings, financial condition, cash flow and business requirements of the Minerals Group. Since the Company remains subject to Virginia law limitations on dividends, losses by the Brink's or the BAX Group could affect the Company's ability to pay dividends in respect of stock relating to the Minerals Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount as defined in the Company's Articles of Incorporation. The Available Minerals Dividend Amount may be reduced by activity that reduces shareholder's equity or the fair value of net assets of the Minerals Group. Such activity includes net losses by the Minerals Group, dividends paid on the Minerals Stock and the Convertible Preferred Stock, repurchases of Minerals Stock and the Convertible Preferred Stock, and foreign currency translation losses. At June 30, 1998, the Available Minerals Dividend Amount was at least $10.1 million.

During the first six months of 1998 and 1997, the Board declared and the Company paid cash dividends of 18.75 cents and 32.50 cents, respectively, per share of Minerals Stock. Dividends paid on the Convertible Preferred Stock in each of the 1998 and 1997 second quarters totaled $1.8 million.

In May 1998, the Company reduced the annual dividend rate on Minerals Stock to
10.00 cents per year per share for shareholders as of the May 15, 1998 record date. Cash made available, if any, from this lower dividend rate will be used to either reinvest, as suitable opportunities arise, in the Minerals Group companies or to pay down debt, with a view towards maximizing long-term shareholder value.

ACCOUNTING CHANGES
The Minerals Group adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", in the first quarter of 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. Total comprehensive loss, which is composed of net loss attributable to common shares and foreign currency translation adjustments, for both the quarter ended June 30, 1998 and 1997 was $2.8 million and for the six months ended June 30, 1998 and 1997 was $4.6 million and $3.0 million, respectively.

Effective January 1, 1998, the Minerals Group implemented AICPA Statement of Position ("SOP") No. 98-1 "Accounting for the Costs of Computer Software Developed for Internal Use". SOP No. 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software.


                                       ---
                                       72

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Minerals Group for the year beginning January 1, 2000, with early adoption allowed. The Minerals Group is currently evaluating the timing of adoption and the effect that implementation of the new standard will have on its results of operations and financial position.

In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5, which provides guidance on the reporting of start-up costs and organization costs, requires that such costs be expensed as incurred. This SOP is effective for the Minerals Group for the year beginning January 1, 1999, with early application encouraged. Initial application of the SOP is required to be reported as a cumulative effect of a change in accounting principle as of the beginning of the year of adoption. The Minerals Group is currently evaluating the effect that implementation of the new statement will have on its results of operations and financial position.

FORWARD LOOKING INFORMATION
Certain of the matters discussed herein, including statements regarding projected capital spending, readiness for Year 2000, repayment of borrowings to the Minerals Group and expectations with regard to future realizations from metallurgical coal mine development and coal and gold sales involve forward looking information which is subject to known and unknown risks, uncertainties and contingencies which could cause actual results, performance and achievements, to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the Minerals Group and the Company, include, but are not limited to, overall economic and business conditions, the demand for the Minerals Group's products, geological conditions, pricing, and other competitive factors in the industry, new government regulations and/or legislative initiatives, variations in the spot prices of coal and gold, the ability of counter parties to perform, changes in the scope of Year 2000 initiatives and delays or problems in the implementation of Year 2000 initiatives by the Minerals Group and/or its suppliers and customers.


                                       ---
                                       73

                           PART II - OTHER INFORMATION

Item 5.   Other Information
-------   -----------------

     The Company's bylaws prescribe the procedures a shareholder must follow to nominate a director or directors or to bring other business before annual meetings. For a shareholder to nominate a director or directors at the 1999 annual meeting or bring any business (including any proposal intended for inclusion in the Company's proxy materials) before the 1999 annual meeting, notice must be given to the Secretary of the Company between September 28, 1998, and November 27, 1998, for the Company's Annual Meeting of Shareholders tentatively scheduled for May 7, 1999. The written notice to nominate a director or directors must satisfy all conditions specified in the Company's bylaws, including, without limitation, the qualifications of such nominee(s) for consideration. The written notice to bring any other business before the meeting must satisfy all conditions specified in the Company's bylaws, including, without limitation, a description of the proposed business, the reason for it, the complete text of any resolution and other specified matters.

Any shareholder desiring a copy of the Company's bylaws will be furnished one without charge upon written request to the Secretary.


Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)       Exhibits:

          Exhibit
          Number
          -------

          27       Financial Data Schedules

(b) The following reports on Form 8-K were filed during the second quarter of 1998:

          (i) Report on Form 8-K filed on April 29, 1998, with respect to first quarter 1998 earnings for each of Pittston Brink's Group Common Stock, Pittston Burlington Group Common Stock and Pittston Minerals Group Common Stock; and

          (ii) Report on Form 8-K filed on May 14, 1998, with respect to BAX Global's acquisition of Air Transport International LLC.




                                       ---
                                       74

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  THE PITTSTON COMPANY



August 13, 1998                               By  /s/  Robert T. Ritter
                                                 ----------------------------
                                                       Robert T. Ritter
                                                      (Vice President -
                                                   Chief Financial Officer)





                                       ---
                                       75