Form 10-Q
period 1998-09-30
PITTSTON CO
filed 1998-11-16
CIK 78890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

As of November 6, 1998, 40,961,415 shares of $1 par value Pittston Brink's Group Common Stock, 19,360,010 shares of $1 par value Pittston BAX Group Common Stock and 8,386,434 shares of $1 par value Pittston Minerals Group Common Stock were outstanding.

                         PART I - FINANCIAL INFORMATION
                      THE PITTSTON COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           September 30                December 31
                                                                                   1998                       1997
-------------------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                   $    69,150                     69,878
Short-term investments, at lower of cost or market                                2,732                      2,227
Accounts receivable (net of estimated amounts uncollectible:
   1998 - $36,463; 1997 - $21,985)                                              609,026                    531,317
Inventories, at lower of cost or market                                          39,931                     40,174
Prepaid expenses                                                                 42,328                     32,767
Deferred income taxes                                                            51,667                     50,442
-------------------------------------------------------------------------------------------------------------------
Total current assets                                                            814,834                    726,805

Property, plant and equipment, at cost (net of accumulated depreciation, depletion and amortization:
   1998 - $559,012; 1997 - $519,658)                                            819,139                    647,642
Intangibles, net of accumulated amortization                                    343,353                    301,395
Deferred pension assets                                                         121,298                    123,138
Deferred income taxes                                                            57,287                     47,826
Other assets                                                                    125,682                    149,138
-------------------------------------------------------------------------------------------------------------------
Total assets                                                                $ 2,281,593                  1,995,944
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                                                       $    45,336                     40,144
Current maturities of long-term debt                                             44,331                     11,299
Accounts payable                                                                290,652                    281,411
Accrued liabilities                                                             396,323                    310,819
-------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                       776,642                    643,673

Long-term debt, less current maturities                                         332,150                    191,812
Postretirement benefits other than pensions                                     237,536                    231,451
Workers' compensation and other claims                                           97,285                    106,378
Deferred income taxes                                                            18,013                     17,157
Other liabilities                                                               116,292                    119,855
Shareholders' equity:
Preferred stock, par value $10 per share:
   Authorized: 2,000 shares $31.25
   Series C Cumulative Convertible Preferred Stock;
   Issued and outstanding: 1998 - 113 shares; 1997 - 114 shares                   1,134                      1,138
Pittston Brink's Group Common Stock, par value $1 per share:
   Authorized: 100,000 shares;
   Issued and outstanding: 1998 - 40,961 shares; 1997 - 41,130 shares            40,961                     41,130
Pittston BAX Group Common Stock, par value $1 per share:
   Authorized: 50,000 shares;
   Issued and outstanding: 1998 - 19,721 shares; 1997 - 20,378 shares            19,721                     20,378
Pittston Minerals Group Common Stock, par value $1 per share:
   Authorized: 20,000 shares;
   Issued and outstanding: 1998 - 8,386 shares; 1997 - 8,406 shares               8,386                      8,406
Capital in excess of par value                                                  387,481                    430,970
Retained earnings                                                               373,434                    359,940
Accumulated other comprehensive income - foreign
   currency translation                                                         (49,639)                   (41,762)
Employee benefits trust, at market value                                        (77,803)                  (134,582)
-------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                      703,675                    685,618
-------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                  $ 2,281,593                  1,995,944
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


                                       ---
                                        2

                      THE PITTSTON COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                                  Three Months                         Nine Months
                                                            Ended September 30                  Ended September 30
                                                         1998             1997              1998              1997
--------------------------------------------------------------------------------------------------------------------
Net sales                                         $   126,567          150,998           410,873           467,693
Operating revenues                                    842,365          723,451         2,347,827         2,014,586
--------------------------------------------------------------------------------------------------------------------
Net sales and operating revenues                      968,932          874,449         2,758,700         2,482,279

Costs and expenses:
Cost of sales                                         125,148          144,338           402,590           451,586
Operating expenses                                    694,506          586,975         1,948,957         1,659,228
Selling, general and administrative
  expenses (including a $15,723 write-off
 of long-lived assets in the 1998 periods)            141,690           85,478           343,678           255,576
--------------------------------------------------------------------------------------------------------------------
Total costs and expenses                              961,344          816,791         2,695,225         2,366,390
Other operating income, net                             8,551            2,898            14,667             9,349
--------------------------------------------------------------------------------------------------------------------
Operating profit                                       16,139           60,556            78,142           125,238
Interest income                                         1,377            1,067             3,625             3,077
Interest expense                                      (11,090)          (7,282)          (28,001)          (19,268)
Other income (expense), net                             1,021             (810)              603            (5,098)
--------------------------------------------------------------------------------------------------------------------
Income before income taxes                              7,447           53,531            54,369           103,949
Provision for income taxes                              7,236           17,194            20,568            31,608
--------------------------------------------------------------------------------------------------------------------
Net income                                                211           36,337            33,801            72,341
Preferred stock dividends, net                           (886)            (789)           (2,637)           (2,592)
--------------------------------------------------------------------------------------------------------------------
Net (loss) income attributed to
   common shares                                  $      (675)          35,548            31,164            69,749
--------------------------------------------------------------------------------------------------------------------

Pittston Brink's Group:
Net income attributed to common shares            $    20,008           19,372            57,615            52,417
--------------------------------------------------------------------------------------------------------------------
Net income per common share:
   Basic                                          $       .52              .51              1.49              1.37
   Diluted                                                .51              .50              1.47              1.35
--------------------------------------------------------------------------------------------------------------------
Cash dividend per common share                    $      .025             .025              .075              .075
--------------------------------------------------------------------------------------------------------------------

Pittston BAX Group:
Net (loss) income attributed to
   common shares                                  $   (21,835)          15,993           (23,812)           19,168
--------------------------------------------------------------------------------------------------------------------
Net (loss) income per common share:
   Basic                                          $     (1.13)             .82             (1.22)              .99
   Diluted                                              (1.13)             .80             (1.22)              .96
--------------------------------------------------------------------------------------------------------------------
Cash dividends per common share                   $       .06              .06               .18               .18
--------------------------------------------------------------------------------------------------------------------

Pittston Minerals Group:
Net income (loss) attributed to
   common shares                                  $     1,152              183            (2,639)           (1,836)
--------------------------------------------------------------------------------------------------------------------
Net income (loss) per common share:
   Basic                                          $       .14              .02              (.32)             (.23)
   Diluted                                                .14              .02              (.32)             (.23)
--------------------------------------------------------------------------------------------------------------------
Cash dividends per common share                   $     .0250            .1625             .2125             .4875
--------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.


                                       ---
                                        3

                      THE PITTSTON COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                                           Nine Months
                                                                                    Ended September 30
                                                                                   1998           1997
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                    $  33,801         72,341
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation, depletion and amortization                                      113,090         96,467
  Non-cash charges and other write-offs                                          20,124             --
  Provision for aircraft heavy maintenance                                       27,148         25,009
  (Credit) provision for deferred income taxes                                   (6,615)         5,306
  Provision for pension, noncurrent                                                 543            725
  Provision for uncollectible accounts receivable                                17,915          6,837
  Equity in loss of unconsolidated affiliates, net of dividends received          1,146          3,727
  Other operating, net                                                            6,187          7,454
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
  Increase in accounts receivable                                               (27,781)       (58,484)
  Decrease (increase) in inventories                                              1,859        (15,532)
  Increase in prepaid expenses                                                   (5,949)        (4,984)
  (Decrease) increase in accounts payable and accrued liabilities               (15,582)        16,389
  Increase in other assets                                                       (4,620)        (6,619)
  Increase (decrease) in other liabilities                                         6,529        (5,630)
  Decrease in workers' compensation and other claims, noncurrent                 (7,457)        (6,377)
  Other, net                                                                     (9,497)          (650)
-------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                       150,841        135,979
-------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                                     (190,956)      (133,911)
Aircraft heavy maintenance expenditures                                         (26,708)       (24,790)
Proceeds from disposal of property, plant and equipment                          23,094          5,455
Acquisitions, net of cash acquired, and related contingency payments            (34,361)       (65,271)
Dispositions of other assets and investments                                      8,482             --
Other, net                                                                       (4,695)         8,925
-------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                          (225,144)      (209,592)
-------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                                               161,761        144,137
Reductions of debt                                                              (68,906)       (31,090)
Repurchase of stock of the Company                                              (16,860)       (12,373)
Proceeds from exercise of stock options                                           7,910          4,060
Dividends paid                                                                  (10,330)       (12,346)
-------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                        73,575         92,388
-------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                               (728)        18,775
Cash and cash equivalents at beginning of period                                 69,878         41,217
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                    $  69,150         59,992
-------------------------------------------------------------------------------------------------------


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

(2) The following are reconciliations between the calculation of basic and diluted net income (loss) per share by Group:

                                              Three Months                   Nine Months
                                        Ended September 30            Ended September 30
Brink's Group                          1998           1997           1998           1997
------------------------------------------------------------------------------------------
Numerator:
Net income - Basic and
   diluted net income
   per share numerator         $    20,008          19,372         57,615        52,417

Denominator:
Basic weighted average
   common shares outstanding        38,797          38,309         38,664        38,243
Effect of dilutive securities:
   Employee stock options              383             566            491           487
------------------------------------------------------------------------------------------
Diluted weighted average
   common shares outstanding        39,180          38,875         39,155        38,730
------------------------------------------------------------------------------------------

        Options to purchase 356 shares of Brink's Stock, at prices between $37.06 and $39.56 per share, and options to purchase 333 shares of Brink's Stock, at prices between $38.16 and $39.56 per share, were outstanding during the three and nine months ended September 30, 1998, respectively, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.


                                       ---
                                        5

        Options to purchase 9 shares of Brink's Stock at $38.16 per share and options to purchase 410 shares of Brink's Stock, at prices between $31.56 and $38.16 per share, were outstanding during the three and nine months ended September 30, 1997, respectively, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

                                            Three Months                     Nine Months
                                      Ended September 30              Ended September 30
BAX Group                            1998           1997             1998           1997
------------------------------------------------------------------------------------------
Numerator:
Net (loss) income - Basic
   and diluted net (loss) income
   per share numerator          $ (21,835)       15,993           (23,812)       19,168

Denominator:
Basic weighted average
   common shares outstanding       19,339        19,470            19,446        19,449
Effect of dilutive securities:
   Employee stock options              --           578                --           527
------------------------------------------------------------------------------------------
Diluted weighted average
   common shares outstanding       19,339        20,048            19,446        19,976
------------------------------------------------------------------------------------------

        Options to purchase 2,229 and 2,478 shares of BAX Stock, at prices between $5.78 and $27.91 per share, were outstanding during the three and nine months ended September 30, 1998, respectively, but were not included in the computation of diluted net loss per share because the effect of all options would be antidilutive.

        Options to purchase 7 shares of BAX Stock at $27.91 per share and options to purchase 511 shares of BAX Stock, at prices between $23.88 and $27.91 per share, were outstanding during the three and nine months ended September 30, 1997, respectively, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

                                           Three Months                      Nine Month
                                     Ended September 30              Ended September 30
Minerals Group                         1998        1997                1998        1997
------------------------------------------------------------------------------------------
Numerator:
Net income (loss)                  $  2,038         972                  (2)       756
Convertible Preferred
   Stock dividends, net                (886)       (789)             (2,637)    (2,592)
------------------------------------------------------------------------------------------
Net income (loss) - Basic
   and diluted net income (loss)
   attributed to common shares
   per share numerator                1,152         183              (2,639)    (1,836)

Denominator:
Basic weighted average
common shares outstanding             8,370        8,096              8,302      8,055
------------------------------------------------------------------------------------------
Effect of dilutive securities:
   Employee stock options                 1           14                 --         --
------------------------------------------------------------------------------------------
Diluted weighted average
   common shares outstanding          8,371       8,110               8,302      8,055
------------------------------------------------------------------------------------------



                                       ---
                                        6

        Options to purchase 625 shares of Minerals Stock, at prices between $5.63 and $25.74 per share, were outstanding during the three months ended September 30, 1998 but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 787 shares of Minerals Stock, at prices between $4.19 and $25.74 per share, were outstanding during the nine months ended September 30, 1998 but were not included in the computation of diluted net loss per share because the effect of all options would be antidilutive.

        Options to purchase 449 shares of Minerals Stock, at prices between $11.63 and $25.74 per share, were outstanding during the three months ended September 30, 1997 but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 721 shares of Minerals Stock, at prices between $8.64 and $25.74 per share, were outstanding during the nine months ended September 30, 1997 but were not included in the computation of diluted net loss per share because the effect of all options would be antidilutive.

        The conversion of the Convertible Preferred Stock to 1,764 shares of Minerals Stock has been excluded in the computation of diluted net income (loss) per share for the three and nine months ended September 30, 1998 because the effect of the assumed conversion would be antidilutive. The conversion of the Convertible Preferred Stock to 1,789 and 1,792 shares of Minerals Stock has been excluded in the calculation of diluted net income (loss) for the three and nine months ended September 30, 1997, respectively, because the effect of the assumed conversions would be antidilutive.

(3) Depreciation, depletion and amortization of property, plant and equipment totaled $33,564 and $95,724 in the third quarter and nine month periods of 1998, respectively, compared to $28,978 and $77,476 in the third quarter and nine month periods of 1997, respectively.

(4) Cash payments made for interest and income taxes, net of refunds received, were as follows:

                                   Three Months                     Nine Months
                             Ended September 30              Ended September 30
                                1998       1997                 1998       1997
---------------------------------------------------------------------------------
Interest                  $   10,891      7,146               27,206     19,424
---------------------------------------------------------------------------------
Income taxes              $    3,218      7,771               22,302     25,335
---------------------------------------------------------------------------------

        During the first quarter of 1998, Brink's recorded the following noncash investing and financing activities in connection with the acquisition of substantially all of the remaining shares of its affiliate in France: seller financing of the equivalent of US $27,500 and the assumption of borrowings of approximately US $19,000 and capital leases of approximately US $30,000. See further discussion in Note 5 below.

(5) In the first quarter of 1998, the Company purchased 62% (representing nearly all the remaining shares) of its Brink's affiliate in France ("Brink's S.A.") for payments aggregating US $39,000 over three years. The acquisition was funded through an initial payment made at closing of US $8,789 and a note to the seller for a principal amount of approximately the equivalent of US $27,500 payable in annual installments plus interest through 2001. The acquisition has been accounted for as a purchase and accordingly, the purchase price is being allocated to the underlying assets and liabilities based on their estimated fair value at date of acquisition. Based on a preliminary evaluation which is subject to additional review, the estimated fair value of the additional assets recorded, including goodwill, approximated US $161,800 and included US $9,200 in cash. Estimated liabilities assumed of US $125,700 included previously existing debt of approximately US $49,000, which includes borrowings of US $19,000 and capital leases of US $30,000. The excess of the purchase price over the estimated fair value of assets acquired and liabilities assumed is being amortized over 40 years. Brink's S.A. had annual 1997 revenues approximating the equivalent of US $220,000.


                                       ---
                                        7

(6) During the second quarter of 1998, the Company's Coal Operations disposed of certain assets of its Elkay mining operation in West Virginia. The assets were sold for cash of approximately $18,000, resulting in a pre-tax loss of approximately $2,200.

(7) On April 30, 1998, the Company's BAX Global operation acquired the privately held Air Transport International LLC ("ATI") for a purchase price of approximately $29,000. The acquisition was funded through the revolving credit portion of the Company's bank credit agreement and was accounted for as a purchase. Based on a preliminary evaluation which is subject to additional review, the estimated fair value of the assets acquired and liabilities assumed approximated $33,000 and $4,000, respectively. The pro forma impact on the Company's total revenues, net income and net income per share had the ATI acquisition occurred as of the beginning of 1998 and 1997 would not have been material.

(8) During the third quarter of 1998, the Company incurred expenses of approximately $36,000, nearly all of which was recorded in selling, general and administrative expenses in the statement of operations. These expenses were comprised of several items. During the third quarter of 1998, the Company recorded write-offs for software costs included in property, plant and equipment in accordance with SFAS No. 121 of approximately $16 million. These write-offs consisted of the costs associated with certain in-process software development projects that were canceled during the quarter and unamortized costs of existing software applications which were determined by management to have no future service potential or value. It is management's belief at this time that the current ongoing information technology initiatives that originated from the previously mentioned BPI project are necessary and will be successfully completed and implemented. Provisions aggregating $13,000 were recorded on existing receivables during the quarter, primarily to reflect more difficult operating environments in Asia and Latin America. Approximately $7,000 was accrued for severance and other expenses primarily stemming from a realignment of BAX Global's organizational structure.

        The additional IT and bad debt expenses are primarily non-cash items and are reflected in the statement of cash flows partially through the non-cash charges and other write-offs line item and the provision for uncollectible accounts receivable line item. Severance costs recorded in the third quarter of 1998 are cash items, which are expected to be paid by early to mid-1999.

(9) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Brink's Group and the BHS segment for the three and nine months ended September 30, 1998 by $1,608 and $4,519, respectively, and by $1,199 and $3,567, respectively, for the same periods of 1997. The effect of this change increased diluted net income per common share of the Brink's Group by $0.03 and $0.07 in the three and nine month periods ended September 30, 1998, respectively, and by $0.02 and $0.06, respectively, in the comparable periods of 1997.


                                       ---
                                        8

(10) Under the share repurchase programs authorized by the Board of Directors, the Company purchased shares in the periods presented as follows:

                                                Three Months             Nine Months
                                          Ended September 30      Ended September 30
       (Dollars in millions)                  1998      1997          1998      1997
       -------------------------------------------------------------------------------
       Brink's Stock:
         Shares                               35.4       --          149.5     166.0
         Cost                       $          1.2       --            5.6       4.3

       BAX Stock:
         Shares                              245.7    200.2          650.6     332.3
         Cost                       $          2.9      4.8           10.1       7.4

       Convertible Preferred Stock:
         Shares                                 --      1.5            0.4       1.5
         Cost                       $           --      0.6            0.1       0.6
         Excess carrying amount (a) $           --      0.1           0.02       0.1
       -------------------------------------------------------------------------------

        (a) The excess of the carrying amount of the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Statement of Operations.

        At September 30, 1998, the Company had the remaining authority to purchase over time 1,000 shares of Minerals Stock; 907 shares of Brink's Stock; 442 shares of BAX Stock and an additional $24,236 of its Convertible Preferred Stock. The remaining aggregate purchase cost limitation for all common stock was $9,189 at September 30, 1998.

        In October 1998, the Company purchased an additional 361 shares of BAX Stock for $2,275. In November 1998, the Board authorized a revised common share repurchase authority program which allows for the purchase, from time to time, of up to 1,000 shares of Brink's Stock, up to 1,500 shares of BAX Stock and up to 1,000 shares of Minerals Stock, not to exceed an aggregate purchase price of $25,000; such shares are to be purchased from time to time in the open market or in private transactions, as conditions warrant.

(11) The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," in the first quarter of 1998. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. Total comprehensive (loss) income, which is composed of net (loss) income attributable to common shares and foreign currency translation adjustments, for the three months ended September 30, 1998 and 1997 was ($3,898) and $28,574, respectively, and for the first nine months ended September 30, 1998 and 1997 was $23,287 and $56,135, respectively.

        Effective January 1, 1998, the Company implemented AICPA Statement of Position ("SOP") No. 98-1 "Accounting for the Costs of Computer Software Developed for Internal Use". SOP No. 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software.


                                       ---
                                        9

(12) The Company will adopt a new accounting standard, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the financial statements for the year ending December 31, 1998. SFAS No. 131 requires publicly-held companies to report financial and descriptive information about operating segments in financial statements issued to shareholders for interim and annual periods. SFAS No. 131 also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The adoption of this SFAS is not expected to have a material impact on the financial statements of the Company.

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company for the year beginning January 1, 2000, with early adoption encouraged. The Company is currently evaluating the timing of adoption, which may be as soon as the fourth quarter of 1998, and the effect that implementation of the new standard will have on its results of operations and financial position.

        In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5, which provides guidance on the reporting of start-up costs and organization costs, requires that such costs be expensed as incurred. This SOP is effective for the Company for the year beginning January 1, 1999, with early application encouraged. Initial application of the SOP is required to be reported as a cumulative effect of a change in accounting principle as of the beginning of the year of adoption. The Company is currently evaluating the effect that implementation of the new statement will have on its results of operations and financial position.

(13) Certain prior period amounts have been reclassified to conform to the current period's financial statement presentation.

(14) In the opinion of management, all adjustments have been made which are necessary for a fair presentation of results of operations and financial condition for the periods reported herein. All such adjustments, except as disclosed, are of a normal recurring nature.


                                      ----
                                       10

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

                              RESULTS OF OPERATIONS

                                                           Three Months                    Nine Months
                                                     Ended September 30             Ended September 30
(In thousands)                                    1998             1997         1998              1997
-------------------------------------------------------------------------------------------------------
Net sales and operating revenues:
Brink's                                      $  329,701         234,004         901,375        667,753
BHS                                              51,796          46,071         150,267        132,481
BAX Global                                      460,868         443,376       1,296,185      1,214,352
Coal Operations                                 122,867         145,616         398,963        454,282
Mineral Ventures                                  3,700           5,382          11,910         13,411
-------------------------------------------------------------------------------------------------------
Net sales and operating revenues             $  968,932         874,449       2,758,700      2,482,279
-------------------------------------------------------------------------------------------------------

Operating profit (loss):
Brink's                                      $   24,595          20,861          70,561         55,805
BHS                                              13,008          13,402          40,405         39,454
BAX Global                                      (21,285)         28,926         (14,576)        39,117
Coal Operations                                   5,854           2,640           6,642          7,495
Mineral Ventures                                 (1,084)           (347)         (1,409)        (2,112)
-------------------------------------------------------------------------------------------------------
Segment operating profit                         21,088          65,482         101,623        139,759
General corporate expense                        (4,949)         (4,926)        (23,481)       (14,521)
-------------------------------------------------------------------------------------------------------
Total operating profit                       $   16,139          60,556          78,142        125,238
-------------------------------------------------------------------------------------------------------


In the third quarter of 1998, the Company reported net income of $0.2 million compared with $36.3 million in the third quarter of 1997. Operating profit totaled $16.1 million in the 1998 third quarter compared with $60.6 million in the prior year third quarter. Results for the third quarter were adversely affected by additional expenses of approximately $36 million at the Company's BAX Global operations (discussed below). Increased operating results at Brink's ($3.7 million) and Coal Operations ($3.2 million) were offset by a decrease in operating results at BAX Global ($50.2 million), Mineral Ventures ($0.7 million), and BHS ($0.4 million).


                                      ----
                                       11

In the first nine months of 1998, the Company reported net income of $33.8 million including the previously discussed additional expenses compared with $72.3 million in the first nine months of 1997. Operating profit totaled
$78.1 million in the first nine months of 1998 compared with $125.2 million in the prior year period. Increased operating results in the first nine months of 1998 at Brink's ($14.8 million), BHS ($1.0 million) and Mineral Ventures ($0.7 million) were offset by lower operating results at BAX Global ($53.7 million), and Coal Operations ($0.9 million) combined with higher general corporate expenses ($9.0 million).

The following is a discussion of the $36 million of additional expenses incurred by BAX Global in the three and nine month periods ended September 30, 1998.

During early 1997, BAX Global began an extensive review of the company's information technology ("IT") strategy. Through this review, senior management from around the world developed a new global strategy to improve business processes with an emphasis on new information systems intended to enhance productivity and improve the company's competitive position, as well as address and remediate the company's Year 2000 compliance issues. The company ultimately committed $120 million to be spent from 1997 to early 2000 to improve information systems and complete Year 2000 initiatives.

However, in conjunction with priorities established by BAX Global's new president and chief executive officer, who joined the company in June 1998, senior management re-examined this global IT strategy. It was determined that the critical IT objectives needed to be accomplished by the end of 1999 were Year 2000 compliance and the consolidation and integration of certain key operating and financial systems, supplemented by process improvement initiatives to enhance these efforts. As a result of this re-examination, senior management determined that certain non-critical, in-process IT software development projects that were begun in late 1997 under the BAX Process Innovation ("BPI") project would be terminated. Therefore, costs relating to these projects, which had previously been capitalized, were written off during the third quarter of 1998. Also as a result of this re-examination, certain existing software applications were found to have no future service potential or value. The combined carrying amount of these assets, which were written off, approximated $16 million as of September 30, 1998. It is management's belief at this time that the current ongoing information technology initiatives that originated from the previously mentioned BPI project are necessary and will be successfully completed and implemented. Such costs are included in selling, general and administrative expenses in the Company's Statement of Operations for the periods ended September 30, 1998.

The Company's BAX Global operations recorded provisions aggregating approximately $13 million related to accounts receivable in the third quarter of 1998. These provisions were needed primarily as the result of the deterioration of the economic and operating environments in certain international markets, primarily Asia/Pacific and Latin America. As a result of a comprehensive review of accounts receivables, undertaken in response to that deterioration, such accounts receivable were not considered cost-effective to pursue further and/or improbable of collection.

During the third quarter of 1998, the Company's BAX Global operations recorded severance and other expenses of approximately $7 million. The majority of these expenses related to an organizational realignment proposed by newly elected senior management which included a resource streamlining initiative that required the elimination, consolidation or restructuring of approximately
180 employee positions. The positions reside primarily in the USA and in BAX Global's Atlantic region and include administrative and management-level positions. The estimated costs of severance benefits for terminated employees are expected to be paid through early to mid- 1999. At this time management has no plans to institute further organizational changes which would require significant costs related to involuntary terminations. The related charge has been included in selling, general and administrative expenses in the Company's Statement of Operations for the three and nine months ended September 30, 1998.


                                      ----
                                       12

BRINK'S
The following is a table of selected financial data for Brink's on a comparative basis:

                                                           Three Months                    Nine Months
                                                     Ended September 30             Ended September 30
(In thousands)                                     1998            1997            1998           1997
--------------------------------------------------------------------------------------------------------
Operating revenues:
  North America (United States & Canada)     $  136,284         123,364         401,338        351,752
  Europe                                        110,351          34,976         251,073        101,331
  Latin America                                  76,983          68,663         229,823        194,522
  Asia/Pacific                                    6,083           7,001          19,141         20,148
-------------------------------------------------------------------------------------------------------
Total operating revenues                        329,701         234,004         901,375        667,753

Operating expenses                              262,484         184,974         719,769        527,471
Selling, general and administrative expenses     41,972          28,814         111,385         84,618
-------------------------------------------------------------------------------------------------------
Total costs and expenses                        304,456         213,788         831,154        612,089

Other operating (expense) income, net              (650)            645             340            141
-------------------------------------------------------------------------------------------------------
Operating profit (loss):
  North America (United States & Canada)         13,167          10,784          35,099         28,195
  Europe                                         10,039           3,392          17,252          5,059
  Latin America                                   2,091           6,064          18,122         20,946
  Asia/Pacific                                     (702)            621              88          1,605
-------------------------------------------------------------------------------------------------------
Total operating profit                       $   24,595          20,861          70,561         55,805
-------------------------------------------------------------------------------------------------------

Depreciation and amortization                $   11,718          10,410          32,392         24,768
-------------------------------------------------------------------------------------------------------

Cash capital expenditures                    $   25,969          15,520          53,679         35,625
-------------------------------------------------------------------------------------------------------


Brink's consolidated revenues totaled $329.7 million in the third quarter of 1998 compared with $234.0 million in the third quarter of 1997. The revenue increase of $95.7 million (41%) was offset, in part, by increases in total costs and expenses of $90.7 million (42%). Brink's operating profit of $24.6 million in the third quarter of 1998 represented a $3.7 million (18%) increase over the $20.9 million operating profit reported in the prior year quarter. The increases in revenue were attributable to operations in Europe, North America and Latin America. Operating profit increases in Europe and North America were partially offset by decreases in operating results in Latin America and Asia/Pacific.

Revenues from North American operations (United States and Canada) increased $12.9 million (10%) to $136.3 million in the 1998 third quarter from $123.4 million in the prior year quarter. North American operating profit increased $2.4 million (22%) to $13.2 million in the current year quarter. The revenue and operating profit increases for 1998 primarily resulted from improved results across most product lines, particularly armored car operations, which include ATM services.

Revenues and operating profit from European operations amounted to $110.4 million and $10.0 million, respectively, in the third quarter of 1998. These amounts represented increases of $75.4 million and $6.6 million from the comparable quarter of 1997. The increase in revenues was primarily due to the acquisition, in the first quarter of 1998, of nearly all the remaining shares of Brink's affiliate in France (discussed in more detail below), as well as the acquisition of the remaining 50% interest of Brink's affiliate in Germany in the second quarter of 1998. The operating profit increase was due to the improved results from operations in France as well as the increased ownership position.


                                      ----
                                       13

In Latin America, revenues increased 12% to $77.0 million, due primarily to growth in Venezuela and Argentina. However, operating profits decreased from $6.1 million in the third quarter of 1997 to $2.1 million in the third quarter of 1998, largely the result of equity losses in the 20% owned Mexican affiliate and increased labor related costs in certain countries, a portion of which are non-recurring.

Revenues from Asia/Pacific operations decreased $0.9 million in the third quarter of 1998 to $6.1 million. Operating loss from Asia/Pacific subsidiaries and affiliates in the third quarter of 1998 was $0.7 million, compared to operating profit of $0.6 million in the prior year quarter. The operating loss was primarily due to additional expenses associated with an expansion of operations in Australia.

Brink's consolidated revenues totaled $901.4 million in the first nine months of 1998 compared with $667.8 million in the first nine months of 1997. The revenue increase of $233.6 million (35%) in 1998 was offset, in part, by an increase in total costs and expenses of $219.1 million (36%). Brink's operating profit of $70.6 million in the first nine months of 1998 represented a 26% increase over the $55.8 million operating profit reported in the prior year period.

Revenues from North American operations increased $49.6 million (14%) to $401.3 million in the first nine months of 1998 from $351.8 million in the same period of 1997. North American operating profit increased $6.9 million (24%) to $35.1 million in the current year period from $28.2 million in the same period of 1997. The revenues and operating profit improvement for the nine months of 1998 primarily resulted from improved armored car operations, which include ATM services.

Revenues and operating profit from European operations amounted to $251.1 million and $17.3 million, respectively, in the first nine months of 1998. These amounts represented increases of $149.7 million and $12.2 million from the comparable period of 1997. The increase in revenue was primarily due to the acquisition of nearly all the remaining shares of the Brink's affiliate in France in the first quarter of 1998. The increase in operating profits reflects improved results from operations in France, as well as the increased ownership. However, this improvement was partially offset by lower results in Belgium caused by industry-wide labor unrest in the armored car industry in that country which was resolved in the first quarter of 1998.

In Latin America, revenues increased 18% from $194.5 million to $229.8 million while operating profits decreased 13% from $20.9 in the first nine months of 1997 to $18.1 million in the first nine months of 1998. The improved operating profits were primarily attributable to the operations in Venezuela. However, the favorable impact from Venezuela was more than offset by costs associated with start-up operations in Argentina and equity losses from Brink's 20% owned affiliate in Mexico.

Revenues and operating profit from Asia/Pacific operations in the first nine months of 1998 were $19.1 million and $0.1 million, respectively, compared to $20.1 million and $1.6 million, respectively, in the first nine months of 1997. The decrease in operating profit was primarily due to additional expenses associated with the expansion of operations in Australia.


                                      ----
                                       14

BHS
The following is a table of selected financial data for BHS on a comparative basis:

                                                           Three Months                    Nine Months
                                                     Ended September 30             Ended September 30
(Dollars in thousands)                             1998            1997            1998           1997
--------------------------------------------------------------------------------------------------------
Operating revenues                            $  51,796          46,071         150,267        132,481

Operating expenses                               27,394          22,908          77,064         66,060
Selling, general and administrative expenses     11,394           9,761          32,798         26,967
-------------------------------------------------------------------------------------------------------
Total costs and expenses                         38,788          32,669         109,862         93,027

Operating profit:
  Monitoring and service                         18,268          16,193          53,602         46,727
  Net marketing, sales and installation          (5,260)         (2,791)        (13,197)        (7,273)
-------------------------------------------------------------------------------------------------------

Total operating profit                        $  13,008          13,402          40,405         39,454
-------------------------------------------------------------------------------------------------------

Depreciation and amortization                 $   9,577           7,880          27,482         21,662
-------------------------------------------------------------------------------------------------------

Cash capital expenditures                     $  21,893          19,774          59,395         53,853
-------------------------------------------------------------------------------------------------------

Monthly recurring revenues (a)                                               $   14,512         12,460
-------------------------------------------------------------------------------------------------------

Number of subscribers:
  Beginning of period                           547,658         482,065         511,532        446,505
  Installations                                  28,891          28,000          84,198         80,388
  Disconnects                                   (10,330)         (9,691)        (29,511)       (26,519)
--------------------------------------------------------------------------------------------------------
End of period                                   566,219         500,374         566,219        500,374
--------------------------------------------------------------------------------------------------------


(a) Monthly recurring revenues are calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for monitoring, maintenance and related services. Annualized recurring revenues as of September 30, 1998 and 1997 were $174,144 and $149,524, respectively.

Revenues for BHS increased by 12% to $51.8 million in the third quarter of 1998 from $46.1 million in the 1997 quarter. In the first nine months of 1998, revenues for BHS increased by $17.8 million (13%) to $150.3 million from $132.5 million in the first nine months of 1997. The increase in revenues was due to higher ongoing monitoring and service revenues, reflecting a 13% increase in the subscriber base as well as higher average monitoring fees. As a result of such growth, monthly recurring revenues at September 30, 1998 grew 16% over the amount in effect at the end of September 30, 1997. Installation revenue for the third quarter and first nine months of 1998 decreased 4% and 5%, respectively, over the same 1997 periods. While the number of new security system installations increased, the revenue per installation decreased in both the three and nine month periods ended September 30, 1998, as compared to the 1997 periods, in response to continuing competitive pressures.


                                      ----
                                       15

Operating profit of $13.0 million in the third quarter of 1998 represented a decrease of $0.4 million (3%) compared to the $13.4 million earned in the 1997 third quarter. In the first nine months of 1998, operating profit increased 2% to $40.4 million from $39.5 million earned in the first nine months of 1997. These trends were favorably impacted by increases in operating profit generated from monitoring and service activities of $2.1 million (13%) and $6.9 million (15%) for the quarter and nine months ended September 30, 1998, respectively. The improvement during both of these periods was due to the growth in the subscriber base combined with the higher average monitoring fees. However, growth in overall operating profit was negatively impacted by the up front net cost of marketing, sales and installation related to gaining new subscribers which increased $2.5 million and $5.9 million during the third quarter and first nine months of 1998, respectively, as compared to the same periods of 1997. The increase in this up front net cost in both the quarter and year-to-date periods is due to higher levels of sales and marketing costs incurred and expensed combined with lower levels of installation revenue. Both of these factors are a consequence of the continuing competitive environment in the residential security market. It is anticipated that these trends will continue in the near term and that overall operating profit growth will, accordingly, be nominal for the year ending December 31, 1998 and into 1999. However, management anticipates that the cash margins generated from monitoring and servicing activities will continue to be strong during these same periods.

As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Brink's Group and the BHS segment for the three and nine months ended September 30, 1998 by $1.6 million and $4.5 million, respectively, and by $1.2 million and $3.6 million, respectively, for the same periods of 1997. The effect of this change increased diluted net income per common share of the Brink's Group by $0.03 and $0.07 in the three and nine month periods ended September 30, 1998, respectively, and by $0.02 and $0.06 in the comparable periods of 1997, respectively.


                                      ----
                                       16

BAX GLOBAL
The following is a table of selected financial data for BAX Global on a comparative basis:

                                                           Three Months                    Nine Months
(In thousands - except per                           Ended September 30             Ended September 30
pound/shipment amounts)                            1998            1997            1998           1997
--------------------------------------------------------------------------------------------------------
Operating revenues:
Intra-U.S.:
  Expedited freight services                 $  160,440         176,332         459,480        457,672
  Other                                           1,384           1,761           3,623          5,372
--------------------------------------------------------------------------------------------------------
Total Intra-U.S.                                161,824         178,093         463,103        463,044
International:
  Expedited freight services (a)                232,984         220,291         658,872        631,740
  Other (a)                                      66,060          44,992         174,210        119,568
--------------------------------------------------------------------------------------------------------
Total International                             299,044         265,283         833,082        751,308
--------------------------------------------------------------------------------------------------------
Total operating revenues                        460,868         443,376       1,296,185      1,214,352

Operating expenses                              404,628         379,093       1,152,124      1,065,697
Selling, general and administrative expenses     77,281          35,708         158,734        111,397
-------------------------------------------------------------------------------------------------------
Total costs and expenses                        481,909         414,801       1,310,858      1,177,094
Other operating (expense) income, net              (244)            351              97          1,859
-------------------------------------------------------------------------------------------------------
Operating (loss) profit:
  Intra-U.S. (b)                                 (2,095)         16,938          (4,990)        19,803
  International (b)                             (19,190)         11,988          (9,586)        19,314
-------------------------------------------------------------------------------------------------------
Total operating (loss) profit                $  (21,285)         28,926         (14,576)        39,117
-------------------------------------------------------------------------------------------------------
Depreciation and amortization                $    9,268           7,458          25,662         21,457
-------------------------------------------------------------------------------------------------------
Cash capital expenditures                    $   14,197          11,398          58,607         22,321
-------------------------------------------------------------------------------------------------------
Expedited freight services
  shipment growth rate (c)                       (26.9%)          41.8%          (10.4%)         13.5%

Expedited freight services
  weight growth rate (c):
  Intra-U.S.                                      (8.3%)          16.5%            2.1%           7.1%
  International                                    7.5%           14.5%            8.1%           8.3%
  Worldwide                                       (0.3%)          15.5%            5.2%           7.7%
-------------------------------------------------------------------------------------------------------
Expedited freight services
  weight (millions of pounds)                     417.0           418.1         1,201.0        1,141.2

Expedited freight services
  shipments (thousands)                           1,343           1,836           3,978          4,441
-------------------------------------------------------------------------------------------------------
Worldwide expedited freight services:
  Yield (revenue per pound) (a)              $     .943            .949            .931           .955
  Revenue per shipment (a)                   $      293             216             281            245
  Weight per shipment (pounds)                      311             228             302            257
-------------------------------------------------------------------------------------------------------


(a) Prior period's international expedited freight revenues have been reclassified to conform to the current period classification.
(b) The three and nine month periods ended September 30, 1998 include additional expenses of approximately $36 million (approximately $12 million Intra-U.S. and $24 million International) related to the termination or rescoping of certain information technology projects (approximately $16 million), increased provisions on existing accounts receivable (approximately $13 million) and approximately $7 million primarily related to severance expenses associated with BAX Global's redesign of its organizational structure. The nine month period ended September 30, 1997 includes $12.5 million of consulting expenses related to the redesign of BAX Global's business processes and new information systems architecture ($4.75 million Intra-U.S. and $7.75 million International).
(c) Compared to the same period in the prior year. 1997 results include a benefit from additional volume and shipments resulting from the effect of the United Parcel Service strike.


                                      ----
                                       17

BAX Global's third quarter 1998 operating loss, including the previously discussed additional expenses of approximately $36 million, amounted to $21.3 million, a decrease of $50.2 million from the operating profit of $28.9 million reported in the third quarter of 1997 reflecting decreases in both intra-U.S. and international operating profits. Worldwide revenues increased 4% to $460.9 million from $443.4 million in the 1997 quarter. The $17.5 million growth in revenues resulted from a $20.7 million increase in non-expedited freight services revenues offset by a $3.2 million decrease in overall expedited freight services revenues reflecting a 0.3% decrease in worldwide expedited freight services pounds shipped, which was 417.0 million pounds in the third quarter of 1998, coupled with a 0.6% decrease in average yield on this volume. Increases in non-expedited freight services revenues reflect increases in ocean freight services, supply chain management revenues and revenues from the recently acquired Air Transport International LLC ("ATI") discussed in further detail below.

In the third quarter of 1998, BAX Global's intra-U.S. revenues decreased from $178.1 million in the 1997 third quarter to $161.8 million. This $16.3 million (9%) decrease was primarily due to a decrease of $15.9 million (9%) in intra-U.S. expedited freight services revenues. The lower level of intra-U.S. expedited freight services revenues in 1998 was due to an 8% decrease in weight shipped and a decrease in the average yield reflecting higher 1997 volumes and pricing due to the effects of the United Parcel Service ("UPS") strike during the third quarter of 1997. Intra-U.S. operating losses were $2.1 million for the 1998 quarter, including approximately $12 million of the previously discussed additional expenses, compared to an operating profit of $16.9 million in the third quarter a year ago which included a benefit from the UPS strike. While expedited freight gross margin as a percentage of revenue remained consistent between the quarters, other operating expenses and selling, general and administrative expenses increased due to the previously discussed additional expenses, higher information technology expenses including expenditures for Year 2000 initiatives and additional station operating costs associated with efforts to enhance service levels.

International revenues in the third quarter of 1998 increased $33.8 million (13%) to $299.0 million from the $265.3 million recorded in the third quarter of 1997. International expedited freight services revenues increased 6% to $233.0 million due to an increase in weight shipped of 8%, partially offset by lower yields (revenue per pound) reflecting a reduction in traffic to higher yielding Asian markets. Other international revenues, which consist primarily of supply chain management, ocean freight forwarding and customs brokerage, as well as revenues from Air Transport International LLC ("ATI"), an airline operation acquired in the second quarter of 1998, rose 47% to $66.1 million. The revenue increase was largely due to the acquisition of ATI and growth in both ocean freight forwarding and supply chain management activities. International operating losses were $19.2 million, including approximately $24 million of previously discussed additional expenses, for the 1998 third quarter compared to a $12.0 million operating profit in the third quarter of 1997. In addition, third quarter 1998 results were impacted by higher recurring IT expenses including expenditures for Year 2000 initiatives and higher initial ATI operating costs.

BAX Global's operating loss for the nine months ended September 30, 1998, including the previously discussed additional expenses of approximately $36 million, amounted to $14.6 million compared to an operating profit of $39.1 million reported in the 1997 nine month period which included $12.5 million of special consulting expenses. Worldwide revenues in the 1998 nine month period increased 7% to $1,296.2 million from $1,214.4 million in the 1997 period. The $81.8 million growth in revenues reflects a $28.9 million increase in expedited freight services revenues due to an increase in worldwide expedited freight services pounds shipped, which reached 1,201.0 million pounds in the nine months of 1998, offset by a 3% decrease in yield on this volume. In addition, non-expedited freight services revenues increased $52.9 million during the first nine months of 1998 as compared to 1997 as a result of increases in ocean freight services, supply chain management revenues and revenues from the recently acquired ATI discussed in further detail below.


                                      ----
                                       18

For the first nine months of 1998, BAX Global's intra-US revenues increased slightly to $463.1 million compared to the same 1997 period due to an increase in intra-US expedited freight services revenues of $1.8 million mostly offset by a $1.7 million decrease in other intra-US revenues. The higher level of expedited freight services revenues was due to a 2% increase in weight shipped partially offset by lower average yields reflecting higher average pricing in 1997, due in part, to the UPS strike in the 1997 third quarter. For the first nine months of 1998 the intra-US operating loss was $5.0 million, including approximately $12 million of the previously discussed additional expenses compared to an operating profit of $19.8 million in the prior year which included the aforementioned special consulting expenses of $4.8 million. The decrease in operating profit after consideration of the previously discussed additional expenses is due to higher levels of transportation and operating costs incurred in anticipation of higher volumes combined with higher information technology ("IT") costs. While expedited freight gross margin as a percentage of revenues for the 1998 nine month period is below that of the comparable 1997 period, second and third quarter gross margins have shown substantial improvements over first quarter margins which were unfavorably impacted by service disruptions. Such service disruptions were mainly caused by equipment problems which were resolved during the first quarter.

For the first nine months of 1998, international revenues were $833.1 million, an 11% increase over $751.3 million a year earlier. International expedited freight services revenue increased $27.1 million (4%) due to an 8% increase in weight shipped offset by a 4% decrease in the average yield. The decrease in yield reflects a change in mix with less export traffic to higher yielding Asian markets, combined with the absence of third party carrier surcharges which existed in the 1997 period. International non-expedited freight services revenues increased $54.6 million (46%) in the first nine months of 1998 as compared to the same period in 1997. The increase primarily relates to growth in ocean freight and supply chain management services and revenues from the recently acquired ATI. For the first nine months of 1998, international operating losses totaled $9.6 million, including approximately $24 million of previously discussed additional expenses, compared to operating profits of $19.3 million in the first nine months of 1997 which included $7.75 million of the aforementioned special consulting expenses. In addition, the 1998 results were impacted by higher initial ATI operating costs and higher recurring IT expenses including expenditures for Year 2000 initiatives.

COAL OPERATIONS
The following are tables of selected financial data for Coal Operations on a comparative basis:

                                                           Three Months                    Nine Months
                                                     Ended September 30             Ended September 30
(In thousands)                                     1998            1997            1998           1997
--------------------------------------------------------------------------------------------------------
Net sales                                    $  122,867         145,616         398,963        454,282
--------------------------------------------------------------------------------------------------------

Cost of sales                                   122,374         140,287         394,076        440,170
Selling, general and
  administrative expenses                         4,555           5,009          13,232         14,720
--------------------------------------------------------------------------------------------------------
Total costs and expenses                        126,929         145,296         407,308        454,890
Other operating income, net                       9,916           2,320          14,987          8,103
--------------------------------------------------------------------------------------------------------
Operating profit                             $    5,854           2,640           6,642          7,495
-------------------------------------------------------------------------------------------------------

Coal sales (tons):
  Metallurgical                                   1,868           1,863           5,794          5,577
  Steam                                           2,197           3,046           7,432          9,569
--------------------------------------------------------------------------------------------------------
Total coal sales                                  4,065           4,909          13,226         15,146
--------------------------------------------------------------------------------------------------------

Production/purchased (tons):
  Deep                                            1,340           1,320           4,097          3,746
  Surface                                         1,551           2,594           5,361          7,991
  Contract                                          182             352             624          1,090
--------------------------------------------------------------------------------------------------------
                                                  3,073           4,266          10,082         12,827
Purchased                                           834             769           2,845          3,072
--------------------------------------------------------------------------------------------------------
Total                                             3,907           5,035          12,927         15,899
-------------------------------------------------------------------------------------------------------


                                      ----
                                       19

                                                           Three Months                    Nine Months
(In thousands,                                       Ended September 30             Ended September 30
except per ton amounts)                            1998            1997            1998           1997
--------------------------------------------------------------------------------------------------------
Net coal sales (a)                           $  121,138         143,958         393,167        447,959
Current production costs
  of coal sold (a)                              113,310         131,591         365,204        413,717
--------------------------------------------------------------------------------------------------------
Coal margin                                       7,828          12,367          27,963         34,242
Non-coal margin                                     479             436           1,718          1,681
Other operating income, net                       9,916           2,320          14,987          8,103
--------------------------------------------------------------------------------------------------------
Margin and other income                          18,223         15,123           44,668         44,026
--------------------------------------------------------------------------------------------------------
Other costs and expenses:
  Idle equipment and closed mines                 1,008             623           4,293          1,180
  Inactive employee cost                          6,806           6,851          20,501         20,631
  Selling, general and
    administrative expenses                       4,555           5,009          13,232         14,720
--------------------------------------------------------------------------------------------------------
Total other costs and expenses                   12,369          12,483          38,026         36,531
--------------------------------------------------------------------------------------------------------
Operating profit                             $    5,854           2,640           6,642          7,495
--------------------------------------------------------------------------------------------------------
Coal margin per ton:
  Realization                                $    29.80           29.33           29.72          29.58
  Current production costs                        27.87           26.81           27.61          27.32
--------------------------------------------------------------------------------------------------------
Coal margin                                  $     1.93            2.52            2.11           2.26
--------------------------------------------------------------------------------------------------------


(a) Excludes non-coal components.

Coal Operations generated an operating profit of $5.9 million in the third quarter of 1998 which included a $5.4 million gain on the sale of two idle coal properties in West Virginia and a loading dock in Kentucky and a $2.6 million gain on a litigation settlement. The third quarter operating profit compared to an operating profit of $2.6 million recorded in the 1997 third quarter. Sales volume of 4.1 million tons in the third quarter of 1998 was 17% less than the
4.9 million tons sold in the prior year quarter. Compared to the third quarter of 1997, steam coal sales in 1998 decreased by 0.8 million tons (28%), to 2.2 million tons, while metallurgical coal sales remained unchanged at 1.9 million tons. The lower steam coal sales in the 1998 third quarter were primarily due to the sale of certain Elkay Assets (discussed below) as well as an unplanned outage at a major steam coal utility customer. Steam coal sales represented 54% of total volume in 1998 and 62% in 1997.

Total coal margin of $7.8 million for the third quarter of 1998 represented a decrease of $4.5 million from the comparable 1997 period. The decrease in total coal margin reflects lower sales volume combined with a 23% decrease ($0.59 per ton) in coal margin per ton. The overall change in coal margin per ton during the 1998 quarter was predominantly impacted by the decrease in metallurgical coal margins. Metallurgical margins were negatively impacted in the three months ended September 30, 1998 by lower realizations per ton resulting from lower negotiated pricing with metallurgical customers for the new contract year which began April 1, 1998 as well as higher production costs per ton. Steam coal margin remained essentially unchanged in the 1998 third quarter as higher realizations per ton were offset by higher production costs per ton.

In addition to these factors, total coal margin per ton was impacted by a change in both the production and sales mix due to the sale of certain steam coal producing assets at the Coal Operation's Elkay mine ("Elkay Assets") discussed below. Despite the decreases in metallurgical coal realization per ton, overall realization increased $0.47 per ton as a greater proportion of coal sales came from metallurgical coal which generally has a higher realization per ton than steam coal. In addition, the current production cost of coal sold increased $1.06 per ton to $27.87 in the third quarter of 1998 from the third quarter of 1997 primarily due to a higher proportion of deep mine production which is generally more costly. Metallurgical sales in 1999 are expected to be lower as a result of the disadvantage caused by the relative strength of the U.S. dollar versus currencies of other metallurgical coal producing countries.


                                      ----
                                       20

Production in the 1998 third quarter decreased 1.2 million tons over the 1997 third quarter to 3.1 million tons due to the sale of certain Elkay Assets (discussed below). Purchased coal remained constant at 0.8 million tons. Surface production accounted for 51% and 62% of the total production in the 1998 and 1997 third quarters, respectively. Productivity of 33.3 tons per man day in the 1998 third quarter decreased from the 38.7 tons per man day in the 1997 third quarter primarily due to the increased percentage of deep mine production.

Non-coal margin, which reflects earnings from the oil, gas and timber businesses, amounted to $0.5 million and $0.4 million in the third quarters of 1998 and 1997, respectively. Other operating income, which primarily includes gains and losses on sales of property and equipment and third party royalties, amounted to $9.9 million in the third quarter of 1998 as compared to $2.3 million in the comparable period of 1997. This increase was due to a $5.4 million gain on the sale of two idle coal properties in West Virginia and a loading dock in Kentucky, and a $2.6 million gain on a litigation settlement.

Idle equipment and closed mine costs increased $0.4 million in the 1998 third quarter from the comparable 1997 quarter due to additional costs at mines that were idled in the quarter. Inactive employee costs, which represent long-term employee liabilities for pension and retiree medical costs, were essentially unchanged at $6.8 million for the third quarter of 1998. Coal Operations anticipates that costs related to certain of these long-term benefit obligations will increase in 1999 due to reductions in the amortization of actuarial gains, a decrease in discount rates and higher premiums for the Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act"). As a result of recent legal developments involving the Coal Act, and based on recent communications from representatives of the Coal Act's Combined Fund, the Company anticipates an increase in its assessments under the Coal Act for the twelve month period beginning October 1, 1998, approximating $1.7 million. This increase consists of charges for certain benefits which are provided for by the Coal Act, but which previously have been covered by other funding sources. As with all the Company's Coal Act assessments, this amount is to be paid in 12 equal monthly installments over the plan year beginning October 1, 1998. The Company is unable to determine at this time whether these or other additional amounts will apply in future plan years. Selling, general and administrative expenses decreased $0.5 million (9%) in the third quarter of 1998 from the 1997 third quarter due to continued Coal Operations cost control efforts.

In July 1998, Coal Operations completed the sale of two idle coal properties in West Virginia and a loading dock in Sandlick, Kentucky for a pre-tax gain of $5.4 million. These asset disposals, along with the sale of certain Elkay Assets (discussed below), continue the Coal Operations' program of disposing of idle and under-performing assets in order to improve overall returns, generate cash and reduce its reclamation activities. Later this year Coal Operations plans to begin to develop a major underground metallurgical coal mine on company-owned reserves in Virginia at an estimated total cost of $25 million to $30 million, most of which will be spent in 2000. At full production, scheduled for sometime in 2001, this mine is expected to produce average annual production of approximately 1.3 million tons from a proven and probable reserve of approximately 15.0 million tons.

During the first nine months of 1998, Coal Operations generated an operating profit of $6.6 million compared to $7.5 million in the corresponding 1997 period. The 1998 operating profit included a net benefit of approximately $6.0 million related to net gains on the sale of assets and from a gain on a litigation settlement. Sales volume of 13.2 million tons in this 1998 period was
1.9 million tons less than the 1997 period. Metallurgical coal sales increased by 0.2 million tons (4%) to 5.8 million tons and steam coal sales decreased by
2.1 million tons (22%) to 7.4 million tons compared to the prior year primarily due to the reduced production at the Elkay mine and the subsequent sale of certain Elkay Assets (discussed below). Steam coal sales represented 56% of the total 1998 sales volume as compared to 63% in 1997.

For the first nine months of 1998, coal margin was $28.0 million, a decrease of $6.3 million over the 1997 period. Coal margin per ton decreased to $2.11 per ton in the first nine months of 1998 from $2.26 per ton for the same period of 1997. This overall decrease in coal margin per ton during the first nine months of 1998 was due to a decrease in metallurgical coal margins which was amplified by a change in the sales and production mix as noted above in the discussion of the quarterly trends.


                                      ----
                                       21

The current production cost of coal sold for the first nine months of 1998 was $27.61 per ton as compared to $27.32 per ton for 1997. While production cost per ton increased primarily due to a larger proportion of the higher cost deep mine production, these increases were partially offset by a $1.3 million benefit related to a favorable ruling issued by the U.S. Supreme Court on the unconstitutionality of the Harbor Maintenance Tax. Production for the year-to-date 1998 period totaled 10.1 million tons, a decrease from the 1997 period production of 12.8 million tons, due in large part to the reduced production at the Elkay mine and subsequent sale of certain Elkay Assets (discussed below.) Surface production accounted for 54% and 63% of the total production in the 1998 and 1997 periods, respectively. Productivity of 34.5 tons per man day during the period decreased from the 37.6 tons per man day in 1997 primarily due to the increased percentage of deep mine production.

The non-coal margin was $1.7 million for the first nine months of both 1998 and 1997. Other operating income increased $6.9 million for the 1998 period due to higher gains on sales of assets and litigation settlements in 1998.

Idle equipment and closed mine costs increased $3.1 million in the first nine months of 1998 as compared to 1997, primarily due to inventory writedowns of $2.0 million associated with the sale of certain Elkay Assets (discussed below), along with costs relating to mines that went idle in 1998. Inactive employee costs, which primarily represent long-term employee liabilities for pension and retiree medical costs, decreased slightly by $0.1 million to $20.5 million in the 1998 nine months. As discussed more fully in the above third quarter discussion of results, Coal Operations anticipates that costs related to certain of these long-term benefit obligations will increase in 1999 due to reductions in the amortization of actuarial gains, a decrease in discount rates and higher premiums for the Coal Industry Retiree Health Benefit Act of 1992. Selling, general and administrative expenses declined by $1.5 million (10%) in the nine months of 1998 as compared to the 1997 period, as a result of Coal Operations cost control efforts.

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

The Coal Operation's principal labor agreement with the UMWA is subject to termination after December 31, 1998. Informal discussions for a successor contract have begun and the Company believes a new agreement will be reached prior to that time.

Coal Operations continues cash funding for charges recorded in prior years for facility closure costs recorded as restructuring and other charges in the Statement of Operations. The following table analyzes the changes in liabilities during the first nine months of 1998 for such costs:

                                                                               Employee
                                                                   Mine    Termination,
                                                                    and         Medical
                                                                  Plant             and
                                                                Closure       Severance
(In thousands)                                                    Costs           Costs          Total
-------------------------------------------------------------------------------------------------------
Balance as of December 31, 1997                       $          11,143          19,703         30,846
Payments                                                            827           1,447          2,274
Other reductions (a)                                                999              --            999
-------------------------------------------------------------------------------------------------------
Balance as of September 30, 1998                      $           9,317          18,256         27,573
-------------------------------------------------------------------------------------------------------


(a) Other reductions represent liabilities transferred in the sale of certain coal properties and assets in 1998.


                                      ----
                                       22

MINERAL VENTURES
The following is a table of selected financial data for Mineral Ventures on a comparative basis:

                                                           Three Months                    Nine Months
(Dollars in thousands, except                        Ended September 30             Ended September 30
per ounce data)                                    1998            1997            1998           1997
-------------------------------------------------------------------------------------------------------
Stawell Gold Mine:
  Gold sales                                  $   3,691           5,396          11,864         13,395
  Other revenue (expense)                             9             (14)             46             16
-------------------------------------------------------------------------------------------------------
Net sales                                         3,700           5,382          11,910         13,411

Cost of sales (a)                                 2,753           4,021           8,495         11,319
Selling, general and
  administrative expenses (a)                       298             331             837          1,010
-------------------------------------------------------------------------------------------------------
Total costs and expenses                          3,051           4,352           9,332         12,329
-------------------------------------------------------------------------------------------------------
Operating profit - Stawell
  Gold Mine                                         649           1,030           2,578          1,082
Other operating expense, net                     (1,733)         (1,377)         (3,987)        (3,194)
-------------------------------------------------------------------------------------------------------
Operating loss                                  $(1,084)           (347)         (1,409)        (2,112)
-------------------------------------------------------------------------------------------------------

Stawell Gold Mine:
  Mineral Ventures' 50% direct share:
    Ounces sold                                  11,796          11,176          34,751         31,417
    Ounces produced                              11,848          11,516          34,747         31,782
  Average per ounce sold (US$):
    Realization (b)                           $     313             483             341            426
    Cash cost                                       205             263             210            318
-------------------------------------------------------------------------------------------------------


(a) Excludes $21 and $19, and $1,241 and $3,211, of non-Stawell related cost of sales and selling, general and administrative expenses for the three and nine months ended September 30, 1998, respectively. Excludes $30 and $97, and $924 and $2,343, of non-Stawell related cost of sales and selling, general and administrative expenses for the three and nine months ended September 30, 1997, respectively. Such costs are included in the cost of sales and selling, general and administrative expenses in the Minerals Group Statement of Operations.
(b) Realization data for 1997 includes allocation of the proceeds from the liquidation of a gold forward sale hedge position in July 1997.

Mineral Ventures primarily consists of a 50% direct and a 17% indirect interest, through Mineral Ventures' 34.1% interest in Mining Project Investors ("MPI") in Australia, in the Stawell gold mine ("Stawell") in western Victoria, Australia. During the third quarter 1998, Mineral Ventures generated an operating loss of $1.1 million, an increase of $0.8 million compared to the loss of $0.3 million in the third quarter of 1997. Mineral Ventures' 50% direct interest in Stawell's operations generated net sales of $3.7 million in the third quarter of 1998 were lower than the $5.4 million of net sales in the 1997 period as the 1997 period included the benefits of above-market forward gold sales. Lower gold realizations were also affected by declining market prices partially offset by an increase in ounces of gold sold from 11.2 thousand ounces to 11.8 thousand ounces. The third quarter operating profit at Stawell of $0.6 million decreased $0.4 million over the prior year quarter reflecting a $58 per ounce decrease (22%) in the cash cost of gold sold, which was more than offset by a $170 per ounce decrease (35%) in average realization. Production costs were lower in the 1998 quarter due to a weaker Australian dollar. In addition, production costs in the 1997 quarter were adversely impacted by a $0.75 million write-off related to a collapse of a ventilation shaft during its construction.


                                      ----
                                       23

During the first nine months of 1998, Mineral Ventures generated an operating loss of $1.4 million as compared to an operating loss of $2.1 million in the 1997 period. Mineral Ventures' 50% direct interest in Stawell's operations generated net sales of $11.9 million in the first nine months of 1998 compared to $13.4 million in the 1997 period. The $1.5 million decrease was primarily due to lower gold realizations resulting from declining market prices, offset by increases in the ounces of gold sold from 31.4 thousand ounces to 34.8 thousand ounces (11%). The operating profit at Stawell of $2.6 million was $1.5 million higher than operating profit in 1997 primarily the result of a $108 per ounce decrease (34%) in the cash cost of gold sold offset, in part, by a $85 per ounce decrease (20%) in the selling price of gold. Production costs were lower in 1998 primarily due to a weaker Australian dollar. In addition, Stawell's costs in 1997 were negatively impacted by temporary unfavorable ground conditions and the collapse of a new ventilation shaft during its construction resulting in lower production and higher costs.

As of September 30, 1998, approximately 21% of Mineral Ventures' share of the total proven and probable reserves had been sold forward under forward sales contracts that mature periodically through mid-2000. Based on contracts in place and current market conditions, full year 1998 average realizations are expected to be between $330 and $335 per ounce of gold sold. At September 30, 1998, remaining proven and probable gold reserves at the Stawell mine were estimated at 382 thousand ounces.

Other operating expense, net, was $1.7 million and $4.0 million in the three and nine months ended September 30, 1998, respectively, compared to $1.4 million and $3.2 million in the three and nine months ended September 30, 1997, respectively. It includes equity earnings from joint ventures, primarily consisting of Mineral Ventures' 17% indirect interest in Stawell's operations and gold exploration costs for all operations excluding Stawell.

In addition to its interest in Stawell, Mineral Ventures has a 17% indirect interest through MPI in the Silver Swan base metals property in Western Australia. In October 1998 MPI announced its intent to sell its 50% interest in the Black Swan Nickel Joint Venture (including the Silver Swan mine) to one of its shareholders, Outokumpu, subject to conditions precedent, for a combination of cash and Outokumpu's share holding in MPI. This transaction was completed in November 1998. As a result of this transaction, Mineral Ventures' 34.1% share of ownership in MPI has increased to approximately 45% on a fully diluted basis. MPI will continue its gold mining and exploration programs in Australia and North America.

FOREIGN OPERATIONS

A portion of the Company's financial results is derived from activities in foreign countries, each with a local currency other than the U.S. dollar. Because the financial results of the Company are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The Company's international activities are not concentrated in any single currency, which mitigates the risks of foreign currency rate fluctuation. In addition, these rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The Company routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Company uses foreign currency forward contracts to hedge the currency risks associated with such transactions. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. In addition, translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. A subsidiary in Venezuela and affiliates in Mexico operate in such highly inflationary economies. Prior to January 1, 1998, the economy in Brazil, in which the Company has subsidiaries, was considered highly inflationary.

The Company is also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, controls on repatriation of earnings and capital, nationalization, political instability, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Company cannot be predicted.


                                      ----
                                       24

Recent deterioration of economic conditions primarily in Latin America and Asia/Pacific have impacted the financial results of BAX Global through the accrual of additional provisions for receivables in those regions in the second and third quarters of 1998. The potential for further deterioration of the economies in those regions could again negatively impact the company's results of operations in the future.

CORPORATE EXPENSES

In the third quarters of 1998 and 1997, corporate expenses totaled $4.9 million. In the first nine months of 1998, corporate expenses increased $9.0 million from $14.5 million to $23.5 million. Corporate expenses in the first nine months of 1998 included costs associated with a severance agreement with a former member of the Company's senior management and $5.8 million of additional expenses relating to a retirement agreement between the Company and its former Chairman and CEO.

OTHER OPERATING INCOME, NET

Other operating income, net, includes the Company's share of net earnings or losses of unconsolidated affiliates, primarily Brink's equity affiliates, royalty income from Coal Operations, gains and losses from foreign currency exchange and from sales of coal assets. Other operating income, net for the three and nine months ended September 30, 1998 was $8.6 million and $14.7 million, respectively, compared to $2.9 million and $9.3 million in the three and nine months ended September 30, 1997, respectively. The higher level income in the quarter relates to gains from the sale of two idle coal properties and a coal loading dock totaling $5.4 million as well as a $2.6 million gain on a litigation settlement partially offset by higher equity losses at Brink's affiliates. In addition, other operating income for the first nine months of 1998 was impacted by lower foreign currency exchange gains.

NET INTEREST EXPENSE

Net interest expense increased $3.5 million and $8.2 million in the three and nine month periods ended September 30, 1998, respectively, as compared to the same periods in 1997. This increase is predominantly due to higher average borrowings related to capital expenditures and acquisitions of ATI and Brink's France, as well as higher average interest rates primarily associated with local currency borrowings in Venezuela.

OTHER INCOME/EXPENSE, NET

Other income/expense, net for the three and nine months ended September 30, 1998 was income of $1.0 million and $0.6 million, respectively, versus expense of $0.8 million and $5.1 million in the three and nine months ended September 30, 1997, respectively. The increase in other income/expenses, net in both the three and nine month periods was due to higher foreign translation gains, lower minority interest expense for Brink's consolidated affiliates and higher gains on sales of assets and investments.

INCOME TAXES

In the 1997 periods presented, the provision for income taxes was less than the statutory federal income tax rate of 35% due to the tax benefits of percentage depletion on Coal Operations and lower taxes on foreign income, partially offset by provisions for goodwill amortization and state income taxes. In the 1998 periods presented, the provision for income taxes was more than the statutory federal income tax rate of 35% since these periods are being impacted by higher than normal expense at the Company's BAX Global operations. The higher than normal expenses are causing non-deductible items (principally goodwill amortization) to be a more significant factor in calculating the effective tax rate.

                               FINANCIAL CONDITION

CASH FLOW REQUIREMENTS

Cash provided by operating activities during the first nine months of 1998 totaled $150.8 million compared with $136.0 million in the first nine months of 1997. This increase resulted from decreases in funding for working capital and higher noncash charges partially offset by lower net income in the first nine months of 1998. Non-cash charges and other write-offs primarily include costs, which had previously been capitalized, associated with the termination and re-scoping of certain in-process information technology initiatives at the Company's BAX Global operations. Cash generated from operations was not sufficient to fund investing activities, which primarily include capital expenditures, aircraft heavy maintenance and acquisitions. As a result of these items and funds used for share activities, the Company required additional net borrowings of $92.9 million, resulting in a decrease in cash and cash equivalents of $0.7 million compared to December 31, 1997.


                                      ----
                                       25

In the first quarter of 1998, Brink's purchased 62% (representing nearly all the remaining shares) of its French affiliate ("Brink's S.A.") for payments aggregating US $39 million over three years. The acquisition was funded through an initial payment made at closing of US $8.8 million and a note to the seller for a principal amount of US $27.5 million payable in annual installments plus interest through 2001. In addition, borrowings of approximately US $19 million and capital leases of approximately US $30 million were assumed.

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

CAPITAL EXPENDITURES

Cash capital expenditures for the first nine months of 1998 totaled $191.0 million, $57.1 million higher than in the comparable period in 1997. Of the 1998 amount of cash capital expenditures, $53.7 million was spent by Brink's, $59.4 million was spent by BHS, $58.6 million was spent by BAX Global, $16.3 million was spent by Coal Operations and $2.4 million was spent by Mineral Ventures. For full year 1998, company-wide cash capital expenditures are projected to range between $235 and $255 million. The foregoing amounts exclude expenditures that have been or are expected to be financed through capital and operating leases, and any acquisition expenditures.

FINANCING

The Company intends to fund cash capital expenditures through cash flow from operating activities or through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or other borrowing arrangements.

Total outstanding debt amounted to $421.8 million at September 30, 1998, up from the $243.3 million at year-end 1997. The $178.5 million increase reflects debt associated with both the Brink's France and BAX Global's ATI acquisitions (as previously discussed), as well as additional cash required to fund capital expenditures.

The Company has a $350.0 million credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million. As of September 30, 1998 and December 31, 1997 borrowings of $100.0 million were outstanding under the term loan portion of the Facility and $103.1 million and $25.9 million, respectively, of additional borrowings were outstanding under the remainder of the Facility.

OFF-BALANCE SHEET INSTRUMENTS

Fuel contracts - The Company, on behalf of the BAX Group, has hedged a portion of its jet fuel requirements through several commodity option transactions that are intended to protect against significant changes in jet fuel prices. As of September 30, 1998, these transactions aggregated 32 million gallons and mature periodically throughout the remainder of 1998 and mid-1999. The fair value of these fuel hedge transactions may fluctuate over the course of the contract period due to changes in the supply and demand for oil and refined products. Thus, the economic gain or loss, if any, upon settlement of the contracts may differ from the fair value of the contracts at an interim date. At September 30, 1998, the fair value adjustment for all outstanding contracts to hedge jet fuel requirements was $0.6 million.

The Company, on behalf of the Minerals Group, has hedged a portion of its diesel fuel requirements through several commodity option transactions that are intended to protect against significant increases in diesel fuel prices. At September 30, 1998, these transactions aggregated 3.1 million gallons and mature periodically throughout 1999. The fair value of these fuel hedge transactions may fluctuate over the course of the contract period due to changes in the supply and demand of oil and refined products. Thus, the economic gain or loss, if and upon settlement of the contracts may differ from the fair value of the contracts at an interim date. At September 30, 1998 the fair value adjustment of these contracts was not significant.


                                      ----
                                       26

Interest rate contracts - The Company has three interest rate swap agreements that effectively convert a portion of the interest on its $100.0 million variable rate term loan to fixed rates. The first fixes the interest rate at 5.84% on $20.0 million in face amount of debt, the second fixes the interest rate at 5.86% on $20.0 million in face amount of debt, and the third fixes the interest rate at 5.80% on $20.0 million in face amount of debt. The first two agreements mature in May 2001, while the third agreement matures in May 2000. As of September 30, 1998, the fair value adjustment of all of these agreements was ($1.4) million.

Foreign currency forward contracts - The Company, on behalf of its Mineral Ventures operation, enters into foreign currency forward contracts, from time to time, with a maturity of up to two years as a hedge against liabilities denominated in the Australian dollar. These contracts minimize the exposure to exchange rate movements related to cash requirements of Australian operations denominated in Australian dollars. At September 30, 1998, the notional value of foreign currency forward contracts outstanding was $14.4 million and the fair value adjustment approximated ($1.9) million.

The Company, on behalf of its BAX Global operations, enters into foreign currency forward contracts with a maturity of up to two years as a hedge against liabilities denominated in various currencies. These contracts minimize the exposure to exchange rate movements related to cash requirements of foreign operations denominated in various currencies. At September 30, 1998, the total notional value of foreign currency forward contracts outstanding was $6.5 million. As of such date, the fair value of the foreign currency forward contracts approximated the notional value.

Gold contracts - In order to protect itself against downward movements in gold prices, the Company, on behalf of its Mineral Ventures operation, hedges a portion of its share of gold sales from the Stawell gold mine primarily through forward sales contracts. At September 30, 1998, 41,000 ounces of gold, representing approximately 21% of the Mineral Venture's share of Stawell's proven and probable reserves, were sold forward under forward sales contracts that mature periodically through mid-2000. Because only a portion of its future production is currently sold forward, the Minerals Group can take advantage of increases and is exposed to decreases in the spot price of gold. At September 30, 1998, the fair value of the forward sales contracts was ($0.7) million.

READINESS FOR YEAR 2000: SUMMARY

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. If not corrected, many date-sensitive applications could fail or create erroneous results by or in the year 2000. The Company understands the importance of having systems and equipment operational through the year 2000 and beyond and is committed to addressing these challenges while continuing to fulfill its business obligations to its customers and business partners. Year 2000 project teams have been established which are intended to make information technology assets, including embedded microprocessors ("IT assets"), non-IT assets, products, services and infrastructure Year 2000 ready.

READINESS FOR YEAR 2000: STATE OF READINESS

The following is a description of the Company's state of readiness for each of its operating units:

BHS

The BHS Year 2000 Project Team has divided its Year 2000 readiness program into four phases: (I) assessment, (ii) remediation/replacement, (iii) testing and
(iv) integration. As of September 30, 1998, BHS has completed the assessment and remediation/replacement phases. The testing phase is currently underway with the integration phase planned to begin in the first quarter of 1999. BHS plans to have completed all phases of its Year 2000 readiness program on a timely basis prior to Year 2000. As of September 30, 1998, at least 75% of BHS' IT and non-IT assets systems have been tested and verified as Year 2000 ready.

Brink's Inc.

The Brink's Inc., Year 2000 Project Team has divided its Year 2000 readiness program into six phases: (I) inventory, (ii) assessment, (iii) renovation, (iv) validation/testing, (v) implementation and (vi) integration. Worldwide, Brink's Inc. is largely in the renovation, validation/testing and implementation phases of its Year 2000 readiness program.


                                      ----
                                       27

Brink's North America

With respect to Brink's North America operations, all core IT systems have been identified, renovation has taken place and the Year 2000 project is currently in both the testing and implementation phases. The implementation phase of the core operational systems is expected to be completed by the first quarter of 1999, by which time the integration/testing phase will have already begun. Non-IT systems, including armored vehicles, closed circuit televisions, videocassette recorders and certain currency processing equipment, are in the assessment phase. The renovation and validation phases for non-IT systems are expected to begin in the fourth quarter of 1998 and continue through the first quarter of 1999. As of September 30, 1998, most of Brink's North America IT and non-IT systems have been identified and tested as to their Year 2000 readiness.

Brink's International

All international affiliates have been provided with an implementation plan, prepared by the North American Year 2000 Project Team. In addition, there is senior management sponsorship in all international countries. The implementation plan requires semi-monthly reports as to the status of each category from operations in each country. International operations are in varying phases of the Year 2000 readiness program. Countries in Europe, Latin America and Asia/Pacific are in varying phases of the Year 2000 readiness program. In Europe, core systems have been identified, some are in the remediation and validation/testing phase, with others currently in the implementation and integration phase. In both Latin America and Asia/Pacific, most countries are currently in active renovation with several completing testing and implementation on core systems. Brink's plans to have completed all phases of its Year 2000 readiness program on a timely basis prior to Year 2000.

BAX Global

The BAX Global Year 2000 Project Team has divided its Year 2000 readiness programs five phases: (I) inventory, (ii) assess and test, (iii) renovate,
(iv) test and verify and (v) implement. At September 30, 1998, on a global basis, the inventory phase has been completed in the US and is substantially complete internationally. Assessment of major systems in the Americas and Europe has been completed, with readiness testing now underway. Assessment is currently underway in Asia. Renovation activities for major systems are in process as are replacement activities for non-compliant components and systems that are not scheduled for renovation. Testing has also begun for systems that have been renovated. BAX Global plans to have completed all phases of its Year 2000 readiness program on a timely basis prior to Year 2000. As of September 30, 1998, less than 25% of the BAX Global's IT and non-IT assets systems have been tested and verified as Year 2000 ready.

Coal Operations and Mineral Ventures

The Coal Operations and Mineral Ventures Year 2000 Project Teams have divided their Year 2000 readiness programs into four phases: (I) assessment, (ii) remediation/replacement, (iii) testing, and (iv) integration. At September 30, 1998, the majority of the core IT assets are either already Year 2000 ready or in the testing or integration phases. Those assets that are not yet Year 2000 ready are scheduled to be remediated or replaced by the second quarter of 1999, with testing and integration to begin concurrently. Coal Operations and Mineral Ventures plan to have completed all phases of their Year 2000 readiness program on a timely basis prior to Year 2000. As of September 30, 1998, approximately 75% and 50% of Coal Operations' hardware systems and embedded systems, respectively, have been tested and verified as Year 2000 ready.

The Company

As part of its Year 2000 projects, the Company has sent comprehensive questionnaires to significant suppliers, and others with which it does business, regarding their Year 2000 compliance and are in the process of identifying significant problem areas with respect to these business partners. The Company is relying on such third parties' representations regarding their own readiness for Year 2000. This process will be ongoing and efforts with respect to specific problems identified will depend in part upon its assessment of the risk that any such problems may have a material adverse impact on its operations.

Further, the Company relies upon government agencies (particularly the Federal Aviation Administration), utility companies, telecommunication service companies and other service providers outside of its control. As with most companies, the Company is vulnerable to significant suppliers', customers' and other third parties' inability to remedy their own Year 2000 issues. As the Company cannot fully control the conduct of its


                                      ----
                                       28
suppliers or other third parties, there can be no guarantee that Year 2000 problems originating with a supplier or other third party will not occur.

READINESS FOR YEAR 2000: COSTS TO ADDRESS

The Company anticipates that the costs of its Year 2000 identification, assessment, remediation and testing will approximate $35.0 million, most of which will be incurred by Brink's Inc. and BAX Global. In addition, the Company will incur approximately $29 million for costs to purchase and/or develop and implement certain information technology systems whose implementation have been accelerated as a result of the Year 2000 readiness issue, again most of which will be incurred by Brink's Inc. and BAX Global. Of the total anticipated Year 2000 costs of approximately $64 million, $25.0 million was incurred through September 30, 1998 with the remainder to be incurred though the end of 1999.

READINESS FOR YEAR 2000: THE RISKS OF THE YEAR 2000 ISSUE

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect results of operations, liquidity and financial condition of the Company.

The following is a description of the Company's risks of the Year 2000 issue for each of its operating units:

BHS

In the fourth quarter of 1998, BHS will begin an analysis of the operational problems and costs that would be reasonably likely to result from the failure by BHS and certain third parties to complete efforts necessary to achieve Year 2000 readiness on a timely basis.

Brink's

Brink's, Inc. believes its most reasonably likely worse case scenario is that it will experience a number of minor system malfunctions and errors in the early days and weeks of the Year 2000 that were not detected during its renovation and testing efforts. Brink's, Inc. currently believes that these problems will not be overwhelming and are not likely to have a material effect on the company's operations or financial results. As noted above, Brink's Inc. is vulnerable to significant suppliers', customers' and other third parties inability to remedy their own Year 2000 issues. As Brink's cannot fully control the conduct of its suppliers or other third parties, there can be no guarantee that Year 2000 problems originating with a supplier, customer or other third party will not occur. However, Brink's program of communication with major third parties with whom they do business is intended to minimize any potential risks related to third party failures.

BAX Global

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect results of operations, liquidity and financial condition of BAX Global. The extent to which such a failure may adversely affect operations is being assessed.

Coal Operations and Mineral Ventures

Coal Operations and Mineral Ventures believe that their internal information technology systems will be renovated successfully prior to year 2000. All "Mission Critical" systems have been identified that would cause the greatest disruption to the organizations. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures should have no material or significant adverse effect on the results of operations, liquidity or financial condition of either company. Coal Operations and Mineral Ventures believe they have identified their likely worst case scenarios. The likely worst case scenarios, assuming no external failures such as power outages or delays in railroad transportation services, could be delays in invoicing customers and payment of vendors. These likely worst case scenarios, should they occur, are not expected to result in a material impact on their financial statements.
The production of coal and gold is not heavily dependent on computer technology and would continue with limited impact.


                                      ----
                                       29

READINESS FOR YEAR 2000 : CONTINGENCY PLAN

The following is a descriptionof the Company's contingency plans for each of its operating units:

BHS

BHS has not yet developed a contingency plan for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. During the first quarter of 1999, BHS will begin developing a contingency plan.

Brink's Inc.

A contingency planning document, which was developed with the assistance of an external facilitator, is being finalized for Brink's North American operations. Brink's, Inc. provides a number of different services to our customers and each type of service line was reviewed during the contingency planning sessions. This contingency planning document addresses the issue of what Brink's response would be should a system/device fail, as well as what preparations and actions are required beforehand to ensure continuity of services if those identified systems failed. This includes, in some cases, reverting to paper processes to track and handle packages, additional staff if required and increased supervisory presence. Brinks may experience some additional personnel expenses related to any Year 2000 failures, but they are not expected to be material. This contingency planning document is being made available to Brink's International operations to use as a guidance in developing appropriate contingency plans at each of their locations and for the specific services they provide to their customers.

BAX Global

BAX Global has not yet developed a contingency plan for dealing with the most reasonably likely worse case scenario, and such scenario has not yet been clearly identified. BAX Global will begin developing a contingency plan. The foundation for BAX Global's Year 2000 readiness program is to ensure that all mission-critical systems are renovated/replaced and tested at least six months prior to when a Year 2000 failure might occur if the program were not undertaken.

Coal Operations and Mineral Ventures

Coal Operations and Mineral Ventures have not yet developed contingency plans for dealing with their most likely worse case scenarios. Coal Operations and Mineral Ventures are expected to develop contingency plans. The foundation for their Year 2000 Program is to ensure that all mission-critical systems are renovated/replaced and tested at least three months prior to when a Year 2000 failure might occur if the programs were not undertaken. In addition, as a normal course of business, Coal Operations and Mineral Ventures maintain and deploy contingency plans designed to address various other potential business interruptions. These plans may be applicable to address the interruption of support provided by third parties resulting from their failure to be Year 2000 ready.

Readiness for Year 2000; Forward Looking Information

This discussion of the Company's readiness for Year 2000, including statements regarding anticipated completion dates for various phases of the Company's Year 2000 project, estimated costs for Year 2000 readiness, the determination of likely worst case scenarios, actions to be taken in the event of such worst case scenarios and the impact on the Company of any delays or problems in the implementation of Year 2000 initiatives by the Company and/or any public or private sector suppliers and service providers and customers involve forward looking information which is subject to known and unknown risks, uncertainties, and contingencies which could cause actual results, performance or achievements, to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the Company, include, but are not limited to, government regulations and/or legislative initiatives, variations in costs or expenses relating to the implementation of Year 2000 initiatives, changes in the scope of improvements to Year 2000 initiatives and delays or problems in the implementation of Year 2000 initiatives by the Company and/or any public or private sector suppliers and service providers and customers.

                                      ----
                                       30

EURO CONVERSION

As part of the European Economic and Monetary Union (EMU), a single currency (the "Euro") will replace the national currencies of most of the European countries in which the Company conducts business. The conversion rates between the Euro and the participating nations' currencies will be fixed irrevocably as of January 1, 1999, with the participating national currencies being removed from circulation between January 1 and June 30, 2002 and replaced by Euro notes and coinage. The Company expects to be able to receive Euro denominated payments and to invoice in Euro as requested by vendors and suppliers by January 1, 1999 in the affected countries. Full conversion of all affected country operations to the Euro is expected to be completed by the time national currencies are removed from circulation. Phased conversion to the Euro is currently underway and the effects on revenues, costs and various business strategies are being assessed.

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

Under the share repurchase programs authorized by the Board of Directors (the "Board"), the Company purchased shares in the periods presented:

                                                                    Three Months                       Nine Months
                                                              Ended September 30                Ended September 30
(Dollars in millions)                                         1998          1997              1998            1997
-------------------------------------------------------------------------------------------------------------------
Brink's Stock:
  Shares                                                      35.4            --             149.5           166.0
  Cost                                               $         1.2            --               5.6             4.3

BAX Stock:
  Shares                                                     245.7         200.2             650.6           332.3
  Cost                                               $         2.9           4.8              10.1             7.4

Convertible Preferred Stock:
  Shares                                                        --           1.5               0.4             1.5
  Cost                                               $          --           0.6               0.1             0.6
  Excess carrying amount (a)                         $          --           0.1              0.02             0.1
-------------------------------------------------------------------------------------------------------------------


(a) The excess of the carrying amount of the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Statement of Operations.

The Company's remaining repurchase authority with respect to the Convertible Preferred Stock as of September 30, 1998 was $24.2 million. As of September 30, 1998, the Company had remaining authority to purchase over time 0.9 million shares of Brink's Stock; 0.4 million shares of BAX Stock; and 1.0 million shares of Minerals Stock. The remaining aggregate purchase cost limitation for all common stock was $9.2 million as of September 30, 1998.


                                      ----
                                       31

In October 1998, the Company purchased additional 0.4 million common shares of BAX stock for $2.3 million. In November 1998, the Board authorized a revised common share repurchase authority program which allows for the purchase, from time to time, of up to 1.0 million shares of Brink's Stock, up to 1.50 million shares of BAX Stock and up to 1.0 million shares of Minerals Stock, not to exceed an aggregate purchase price of $25.0 million; such shares are to purchased from time to time in the open market or in private transactions, as conditions warrant.

DIVIDENDS

The Board intends to declare and pay dividends, if any, on Brink's Stock, BAX Stock and Minerals Stock based on the earnings, financial condition, cash flow and business requirements of the Brink's Group, BAX Group and the Minerals Group, respectively. Since the Company remains subject to Virginia law limitations on dividends, losses by one Group could affect the Company's ability to pay dividends in respect of stock relating to the other Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount as defined in the Company's Articles of Incorporation. The Available Minerals Dividend Amount may be reduced by activity that reduces shareholder's equity or the fair value of net assets of the Minerals Group. Such activity includes net losses by the Minerals Group, dividends paid on the Minerals Stock and the Convertible Preferred Stock, repurchases of Minerals Stock and the Convertible Preferred Stock, and foreign currency translation losses. At September 30, 1998, the Available Minerals Dividend Amount was at least $10.5 million.

During the first nine months of 1998 and 1997, the Board declared and the Company paid cash dividends of 7.50 cents per share of Brink's Stock and 18.00 cents per share of BAX Stock, as well as 21.25 cents and 48.75 cents per share, respectively, of Minerals Stock. Dividends paid on the Convertible Preferred Stock in each of the first nine months of 1998 and 1997 were $2.7 million. In May 1998, the Company reduced the dividend rate on Minerals Stock to 10.00 cents per year per share for shareholders as of the May 15, 1998 record date. Cash made available, if any, from this lower dividend rate will be used to either reinvest, as suitable opportunities arise, in the Minerals Group companies or to pay down debt, with a view towards maximizing long-term shareholder value.

ACCOUNTING CHANGES

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", in the first quarter of 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. Total comprehensive (loss) income, which is composed of net income (loss) attributable to common shares and foreign currency translation adjustments, for the quarters ended September 30, 1998 and 1997 was ($3.9) million and $28.5 million, respectively, and for the nine months ended September 30, 1998 and 1997 was $23.3 million and $56.1 million, respectively.

Effective January 1, 1998, the Company implemented AICPA Statement of Position ("SOP") No. 98-1 "Accounting for the Costs of Computer Software Developed for Internal Use". SOP No. 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software.

PENDING ACCOUNTING CHANGES

The Company will implement SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", in the financial statements for the year ending December 31, 1998. SFAS No. 131 requires publicly-held companies to report financial and descriptive information about operating segments in financial statements issued to shareholders for interim and annual periods. The SFAS also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The adoption of this SFAS is not expected to have a material impact on the financial statements of the Company.


                                      ----
                                       32

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company for the year beginning January 1, 2000, with early adoption encouraged. The Company is currently evaluating the timing of adoption, which may be as soon as the fourth quarter of 1998, and the effect that implementation of the new standard will have on its results of operations and financial position.

In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5, which provides guidance on the reporting of start-up costs and organization costs, requires that such costs be expensed as incurred. This SOP is effective for the Company for the year beginning January 1, 1999, with early application encouraged. Initial application of the SOP is required to be reported as a cumulative effect of a change in accounting principle as of the beginning of the year of adoption. The Company is currently evaluating the effect that implementation of the new statement will have on its results of operations and financial position.

FORWARD LOOKING INFORMATION

Certain of the matters discussed herein, including statements regarding the home security business, severance benefits, effective tax rates, the continuation of information technology initiatives, the economies of Latin America and Asia/Pacific, the conversion to the Euro, projected capital spending, labor relations with the UMWA, Coal Act expenses and expectations with regard to future realizations from metallurgical coal mine development, coal and gold sales and the readiness for Year 2000, involve forward looking information which is subject to known and unknown risks, uncertainties, and contingencies which could cause actual results, performance or achievements, to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the Company, include, but are not limited to, overall economic and business conditions, the demand for the Company's products and services, pricing and other competitive factors in the industry, geological conditions, delays in discussions for a successor UMWA contact, new government regulations and/or legislative initiatives, variations in costs or expenses, variations in the spot prices of coal and gold, the successful integration of the ATI acquisition, the ability of counterparties to perform, changes in the scope of improvements to information systems and Year 2000 and/or Euro initiatives, delays or problems in the implementation of Year 2000 and/or Euro initiatives by the Company and/or any public or private sector suppliers and service providers and customers, and delays or problems in the design and implementation of improvements to information systems.


                                      ----
                                       33

                             PITTSTON BRINK'S GROUP
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   September 30            December 31
                                                                           1998                   1997
-------------------------------------------------------------------------------------------------------
                                                                    (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                            $   33,251                 37,694
Short-term investments, at lower of cost or market                        2,732                  2,227
Accounts receivable (net of estimated uncollectible amounts:
  1998 - $15,275; 1997 - $9,660)                                        240,529                160,912
Receivable - Pittston Minerals Group                                         --                  8,003
Inventories, at lower of cost or market                                   9,266                  3,469
Prepaid expenses                                                         23,116                 16,672
Deferred income taxes                                                    23,618                 18,147
-------------------------------------------------------------------------------------------------------
Total current assets                                                    332,512                247,124

Property, plant and equipment, at cost (net of accumulated
  depreciation and amortization: 1998 - $309,177;
  1997 - $276,457)                                                      468,108                346,672
Intangibles, net of accumulated amortization                             60,740                 18,510
Investment in and advances to unconsolidated affiliates                  17,357                 28,169
Deferred pension assets                                                  30,089                 31,713
Deferred income taxes                                                     5,008                  3,612
Other assets                                                             18,224                 16,530
-------------------------------------------------------------------------------------------------------
Total assets                                                         $  932,038                692,330
-------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term borrowings                                                $   12,696                  9,073
Current maturities of long-term debt                                     40,681                  7,576
Accounts payable                                                         47,905                 36,337
Accrued liabilities                                                     192,585                125,362
Payable - Pittston Minerals Group                                         4,414                     --
-------------------------------------------------------------------------------------------------------
Total current liabilities                                               298,281                178,348

Long-term debt, less current maturities                                  91,146                 38,682
Postretirement benefits other than pensions                               4,273                  4,097
Workers' compensation and other claims                                   11,229                 11,277
Deferred income taxes                                                    45,101                 45,324
Payable - Pittston Minerals Group                                         7,230                    391
Other liabilities                                                        15,292                  8,929
Minority interests                                                       25,626                 24,802
Shareholder's equity                                                    433,860                380,480
-------------------------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                           $  932,038                692,330
-------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.


                                      ----
                                       34

                             PITTSTON BRINK'S GROUP
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                           Three Months                    Nine Months
                                                     Ended September 30             Ended September 30
                                                   1998            1997            1998           1997
-------------------------------------------------------------------------------------------------------
Operating revenues                           $  381,497         280,075       1,051,642        800,234

Costs and expenses:
Operating expenses                              289,878         207,882         796,833        593,531
Selling, general and administrative
  expenses                                       55,095          40,287         152,355        116,646
-------------------------------------------------------------------------------------------------------
Total costs and expenses                        344,973         248,169         949,188        710,177
Other operating (expense) income, net              (650)            645             340            141
-------------------------------------------------------------------------------------------------------
Operating profit                                 35,874          32,551         102,794         90,198
Interest income                                     913             639           2,401          1,845
Interest expense                                 (6,427)         (2,971)        (15,292)        (7,874)
Other income (expense), net                       1,416            (422)          1,563         (3,527)
-------------------------------------------------------------------------------------------------------
Income before income taxes                       31,776          29,797          91,466         80,642
Provision for income taxes                       11,768          10,425          33,851         28,225
-------------------------------------------------------------------------------------------------------
Net income                                   $   20,008          19,372          57,615         52,417
-------------------------------------------------------------------------------------------------------

Net income per common share:
  Basic                                      $      .52             .51            1.49           1.37
  Diluted                                           .51             .50            1.47           1.35
-------------------------------------------------------------------------------------------------------

Cash dividends per common share              $     .025            .025            .075           .075
-------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding:
  Basic                                          38,797          38,309          38,664         38,243
  Diluted                                        39,180          38,875          39,155         38,730
-------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.


                                      ----
                                       35

                             PITTSTON BRINK'S GROUP
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                                           Nine Months
                                                                                    Ended September 30
                                                                                   1998           1997
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                    $  57,615         52,417
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization                                                  60,050         46,787
  (Credit) provision for deferred income taxes                                   (3,164)         1,605
  Provision for pensions, noncurrent                                              2,913          1,401
  Provision for uncollectible accounts receivable                                 6,918          3,690
  Equity in earnings of unconsolidated affiliates, net of dividends received        371          2,701
  Other operating, net                                                            5,617          6,776
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
  Increase in accounts receivable                                               (27,488)       (18,055)
  (Increase) decrease in inventories                                             (3,213)           109
  Increase in prepaid expenses                                                   (2,392)          (557)
  Increase (decrease) in accounts payable and accrued liabilities                 6,356         (2,075)
  Increase in other assets                                                       (2,607)        (3,007)
  (Decrease) increase in other liabilities                                         (316)         1,593
  Other, net                                                                     (8,823)          (185)
-------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                        91,837         93,200
-------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                                     (113,274)       (89,577)
Proceeds from disposal of property, plant and equipment                           4,366          1,372
Acquisitions, net of cash acquired, and related contingency payments             (5,526)       (55,349)
Other, net                                                                       (2,038)         7,110
-------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                          (116,472)      (136,444)
-------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                                                11,534         54,574
Reductions of debt                                                               (7,749)       (13,472)
Payments from Minerals Group                                                     19,418         20,300
Proceeds from exercise of stock options                                           6,103          2,250
Dividends paid                                                                   (2,768)        (2,658)
Repurchase of common stock                                                       (6,346)        (4,347)
-------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                        20,192         56,647
-------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                             (4,443)        13,403
Cash and cash equivalents at beginning of period                                 37,694         20,012
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                    $  33,251         33,415
-------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.


                                      ----
                                       36

                             PITTSTON BRINK'S GROUP
                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

(1) The financial statements of the Pittston Brink's Group (the "Brink's Group") include the balance sheets, results of operations and cash flows of the Brink's, Incorporated ("Brink's") and Brink's Home Security, Inc. ("BHS") operations of The Pittston Company (the "Company"), and a portion of the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The Brink's Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate amounts reflected in these financial statements are determined based upon methods which management believes to provide a reasonable and equitable estimate of the costs attributable to the Brink's Group.

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

(2) The following is a reconciliation between the calculation of basic and diluted net income per share:

                                              Three Months                  Nine Months
                                        Ended September 30           Ended September 30
Brink's Group                          1998           1997           1998          1997
----------------------------------------------------------------------------------------
Numerator:
Net income - Basic and
   diluted net income
   per share numerator         $    20,008          19,372         57,615        52,417

Denominator:
Basic weighted average
   common shares
   outstanding                      38,797          38,309         38,664        38,243
Effect of dilutive securities:
   Employee stock options              383             566            491           487
----------------------------------------------------------------------------------------
Diluted weighted average
   common shares outstanding        39,180          38,875         39,155        38,730
-----------------------------------------------------------------------------------------

        Options to purchase 356 shares of Brink's Stock, at prices between $37.06 and $39.56 per share, and options to purchase 333 shares of Brink's Stock, at prices between $38.16 and $39.56 per share, were outstanding during the three and nine months ended September 30, 1998, respectively, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.


                                      ----
                                       37

        Options to purchase 9 shares of Brink's Stock at $38.16 per share and options to purchase 410 shares of Brink's Stock, at prices between $31.56 and $38.16 per share, were outstanding for the three and nine months ended September 30, 1997, respectively, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

(3) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Brink's Group and the BHS segment for the three and nine months ended September 30, 1998 by $1,608 and $4,519, respectively, and by $1,199 and $3,567, respectively, for the same periods of 1997. The effect of this change increased diluted net income per common share of the Brink's Group by $0.03 and $0.07 in the three and nine month periods ended September 30, 1998, respectively, and by $0.02 and $0.06, respectively, in the comparable periods of 1997.

(4) Depreciation and amortization of property, plant and equipment totaled $20,799 and $58,590 in the third quarter and nine month periods of 1998, respectively, compared to $17,145 and $43,453 in the third quarter and nine month periods of 1997, respectively.

(5) Cash payments made for interest and income taxes, net of refunds received, were as follows:

                                   Three Months                     Nine Months
                             Ended September 30              Ended September 30
                           1998            1997            1998            1997
--------------------------------------------------------------------------------
Interest          $       5,575           2,947          14,038           7,878
--------------------------------------------------------------------------------
Income taxes      $       6,644          10,545          31,679          31,130
--------------------------------------------------------------------------------


        During the first quarter of 1998, Brink's recorded the following noncash investing and financing activities in connection with the acquisition of substantially all of the remaining shares of its affiliate in France: the seller financing of the equivalent of US $27,500 and the assumption of borrowings of approximately US $19,000 and capital leases of approximately US $30,000. See further discussion in Note 6 below.

(6) In the first quarter of 1998, the Brink's Group purchased 62% (representing nearly all the remaining shares) of its Brink's affiliate in France ("Brink's S.A.") for payments aggregating US $39,000 over three years. The acquisition was funded through an initial payment made at closing of US $8,789 and a note to the seller for a principal amount of approximately the equivalent of US $27,500 payable in annual installments plus interest through 2001. The acquisition has been accounted for as a purchase and accordingly, the purchase price is being allocated to the underlying assets and liabilities based on their estimated fair value at date of acquisition. Based on a preliminary evaluation which is subject to additional review, the estimated fair value of the additional assets recorded, including goodwill, approximated US $161,800 and included US $9,200 in cash. Estimated liabilities assumed of US $125,700 included previously existing debt of approximately US $49,000, which includes borrowings of US $19,000 and capital leases of US $30,000. The excess of the purchase price over the estimated fair value of assets acquired and liabilities assumed is being amortized over 40 years. Brink's S.A. had annual 1997 revenues approximating the equivalent of US $220,000.


                                      ----
                                       38

(7) Under the share repurchase programs authorized by the Board of Directors, the Company purchased shares in the periods presented as follows:

                                                                     Three Months                      Nine Months
                                                               Ended September 30                 Ended September 30
         (Dollars in millions)                             1998              1997            1998             1997
         ----------------------------------------------------------------------------------------------------------
         Brink's Stock:
         Shares                                            35.4               --            149.5            166.0
         Cost                               $               1.2               --              5.6              4.3

         Convertible Preferred Stock:
         Shares                                              --              1.5              0.4              1.5
         Cost                               $                --              0.6              0.1              0.6
         Excess carrying amount (a)         $                --              0.1             0.02              0.1
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

        At September 30, 1998, the Company had the remaining authority to purchase over time 907 shares of Brink's Stock and an additional $24,236 of its Convertible Preferred Stock. The remaining aggregate purchase cost limitation for all common stock was $9,189 at September 30, 1998.

        In November 1998, the Board authorized a revised common share repurchase authority program which allows for the purchase, from time to time, of up to 1,000 shares of Brink's Stock, with an aggregate purchase cost limitation for all common stock of $25,000; such shares are to be purchased from time to time in the open market or in private transactions, as conditions warrant.

(8) The Brink's Group adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," in the first quarter of 1998. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. Total comprehensive income, which is composed of net income and foreign currency translation adjustments, for the three months ended September 30, 1998 and 1997 was $15,867 and $16,701, respectively. Total comprehensive income for the nine months ended September 30, 1998 and 1997 was $49,668 and $45,757, respectively.

        Effective January 1, 1998, the Brink's Group implemented AICPA Statement of Position ("SOP") No. 98-1 "Accounting for the Costs of Computer Software Developed for Internal Use". SOP No. 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software.

(9) The Brink's Group will adopt a new accounting standard, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the financial statements for the year ending December 31, 1998. SFAS No. 131 requires publicly-held companies to report financial and descriptive information about operating segments in financial statements issued to shareholders for interim and annual periods. SFAS No. 131 also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The adoption of this SFAS is not expected to have a material impact on the financial statements of the Brink's Group.


                                      ----
                                       39

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Brink's Group for the year beginning January 1, 2000, with early adoption encouraged. The Brink's Group is currently evaluating the timing of adoption, which may be as soon as the fourth quarter of 1998, and the effect that implementation of the new standard will have on its results of operations and financial position.

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

(11) In the opinion of management, all adjustments have been made which are necessary for a fair presentation of results of operations and financial condition for the periods reported herein. All such adjustments, except as disclosed, are of a normal recurring nature.


                                      ----
                                       40

                             PITTSTON BRINK'S GROUP
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

The financial statements of the Pittston Brink's Group (the "Brink's Group") include the balance sheets, results of operations and cash flows of the Brink's, Incorporated ("Brink's") and Brink's Home Security, Inc. ("BHS") operations of The Pittston Company (the "Company"), and a portion of the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The Brink's Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate amounts reflected in these financial statements are determined based upon methods which management believes to provide a reasonable and equitable estimate of the costs attributable to the Brink's Group.

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

                              RESULTS OF OPERATIONS

                                                           Three Months                    Nine Months
                                                     Ended September 30             Ended September 30
(In thousands)                                     1998            1997            1998           1997
--------------------------------------------------------------------------------------------------------
Operating revenues:
Brink's                                      $  329,701         234,004         901,375        667,753
BHS                                              51,796          46,071         150,267        132,481
--------------------------------------------------------------------------------------------------------
Total operating revenues                     $  381,497         280,075       1,051,642        800,234
--------------------------------------------------------------------------------------------------------

Operating profit:
Brink's                                      $   24,595          20,861          70,561         55,805
BHS                                              13,008          13,402          40,405         39,454
--------------------------------------------------------------------------------------------------------
Segment operating profit                         37,603          34,263         110,966         95,259
General corporate expense                        (1,729)         (1,712)         (8,172)        (5,061)
--------------------------------------------------------------------------------------------------------
Total operating profit                       $   35,874          32,551         102,794         90,198
--------------------------------------------------------------------------------------------------------



                                      ----
                                       41

The Brink's Group net income totaled $20.0 million ($0.51 per share) in the third quarter of 1998 compared with $19.4 million ($0.50 per share) in the third quarter of 1997. Operating profit for the 1998 third quarter increased to $35.9 million from $32.6 million in the third quarter of 1997. Revenues for the 1998 third quarter increased $101.4 million compared with the 1997 third quarter, of which $95.7 million was from Brink's and $5.7 million was from BHS. Total costs and expenses for the 1998 third quarter increased $96.8 million compared with the same period last year, of which $90.7 million was from Brink's and $6.1 million was from BHS. Net interest expense during the third quarter of 1998 increased $3.2 million due largely to higher average interest rates attributable to foreign borrowings (principally in Venezuela) as well as higher average borrowings related to the acquisition of nearly all the remaining shares of Brink's affiliate in France (discussed in more detail below).

In the first nine months of 1998, net income totaled $57.6 million ($1.47 per share) compared with $52.4 million ($1.35 per share) in the first nine months of 1997. Operating profit for the first nine months of 1998 increased to $102.8 million from $90.2 million in the same period of 1997. Revenues for the first nine months of 1998 increased $251.4 million compared with the first nine months of 1997, of which $233.6 million was from Brink's and $17.8 million was from BHS. Total costs and expenses for the first nine months of 1998 increased $239.0 million compared with the same period last year, of which $219.1 million was from Brink's and $16.8 million was from BHS. Net interest expense increased $6.9 million during the first nine months of 1998 as compared to 1997 due largely to higher average borrowings related to the acquisitions of Brink's affiliates in Venezuela and France in early 1997 and 1998, respectively, as well as higher average interest rates on these borrowings, especially in Venezuela.

BRINK'S

The following is a table of selected financial data for Brink's on a comparative basis:

                                                           Three Months                    Nine Months
                                                     Ended September 30             Ended September 30
(In thousands)                                     1998            1997            1998           1997
--------------------------------------------------------------------------------------------------------
Operating revenues:
  North America (United States & Canada)     $  136,284         123,364         401,338        351,752
  Europe                                        110,351          34,976         251,073        101,331
  Latin America                                  76,983          68,663         229,823        194,522
  Asia/Pacific                                    6,083           7,001          19,141         20,148
--------------------------------------------------------------------------------------------------------
Total operating revenues                        329,701         234,004         901,375        667,753

Operating expenses                              262,484         184,974         719,769        527,471
Selling, general and administrative expenses     41,972          28,814         111,385         84,618
--------------------------------------------------------------------------------------------------------
Total costs and expenses                        304,456         213,788         831,154        612,089

Other operating (expense) income, net              (650)            645             340            141
--------------------------------------------------------------------------------------------------------
Operating profit (loss):
  North America (United States & Canada)         13,167          10,784          35,099         28,195
  Europe                                         10,039           3,392          17,252          5,059
  Latin America                                   2,091           6,064          18,122         20,946
  Asia/Pacific                                     (702)            621              88          1,605
--------------------------------------------------------------------------------------------------------
Total operating profit                       $   24,595          20,861          70,561         55,805
--------------------------------------------------------------------------------------------------------

Depreciation and amortization                $   11,718          10,410          32,392         24,768
--------------------------------------------------------------------------------------------------------

Cash capital expenditures                    $   25,969          15,520          53,679         35,625
--------------------------------------------------------------------------------------------------------



                                      ----
                                       42

Brink's consolidated revenues totaled $329.7 million in the third quarter of 1998 compared with $234.0 million in the third quarter of 1997. The revenue increase of $95.7 million (41%) was offset, in part, by increases in total costs and expenses of $90.7 million (42%). Brink's operating profit of $24.6 million in the third quarter of 1998 represented a $3.7 million (18%) increase over the $20.9 million operating profit reported in the prior year quarter. The increases in revenue were attributable to operations in Europe, North America and Latin America. Operating profit increases in Europe and North America were partially offset by decreases in operating results in Latin America and Asia/Pacific.

Revenues from North American operations (United States and Canada) increased $12.9 million (10%) to $136.3 million in the 1998 third quarter from $123.4 million in the prior year quarter. North American operating profit increased $2.4 million (22%) to $13.2 million in the current year quarter. The revenue and operating profit increases for 1998 primarily resulted from improved results across most product lines, particularly armored car operations, which include ATM services.

Revenues and operating profit from European operations amounted to $110.4 million and $10.0 million, respectively, in the third quarter of 1998. These amounts represented increases of $75.4 million and $6.6 million from the comparable quarter of 1997. The increase in revenues was primarily due to the acquisition, in the first quarter of 1998, of nearly all the remaining shares of Brink's affiliate in France (discussed in more detail below), as well as the acquisition of the remaining 50% interest of Brink's affiliate in Germany in the second quarter of 1998. The operating profit increase was due to the improved results from operations in France as well as the increased ownership position.

In Latin America, revenues increased 12% to $77.0 million, due primarily to growth in Venezuela and Argentina. However, operating profits decreased from $6.1 million in the third quarter of 1997 to $2.1 million in the third quarter of 1998, largely the result of equity losses in the 20% owned Mexican affiliate and increased labor related costs in certain countries, a portion of which are non-recurring.

Revenues from Asia/Pacific operations decreased $0.9 million in the third quarter of 1998 to $6.1 million. Operating loss from Asia/Pacific subsidiaries and affiliates in the third quarter of 1998 was $0.7 million, compared to operating profit of $0.6 million in the prior year quarter. The operating loss was primarily due to additional expenses associated with an expansion of operations in Australia.

Brink's consolidated revenues totaled $901.4 million in the first nine months of 1998 compared with $667.8 million in the first nine months of 1997. The revenue increase of $233.6 million (35%) in 1998 was offset, in part, by an increase in total costs and expenses of $219.1 million (36%). Brink's operating profit of $70.6 million in the first nine months of 1998 represented a 26% increase over the $55.8 million operating profit reported in the prior year period.

Revenues from North American operations increased $49.6 million (14%) to $401.3 million in the first nine months of 1998 from $351.8 million in the same period of 1997. North American operating profit increased $6.9 million (24%) to $35.1 million in the current year period from $28.2 million in the same period of 1997. The revenues and operating profit improvement for the nine months of 1998 primarily resulted from improved armored car operations, which include ATM services.

Revenues and operating profit from European operations amounted to $251.1 million and $17.3 million, respectively, in the first nine months of 1998. These amounts represented increases of $149.7 million and $12.2 million from the comparable period of 1997. The increase in revenue was primarily due to the acquisition of nearly all the remaining shares of the Brink's affiliate in France in the first quarter of 1998. The increase in operating profits reflects improved results from operations in France, as well as the increased ownership. However, this improvement was partially offset by lower results in Belgium caused by industry-wide labor unrest in the armored car industry in that country which was resolved in the first quarter of 1998.


                                      ----
                                       43

In Latin America, revenues increased 18% from $194.5 million to $229.8 million while operating profits decreased 13% from $20.9 in the first nine months of 1997 to $18.1 million in the first nine months of 1998. The improved operating profits were primarily attributable to the operations in Venezuela. However, the favorable impact from Venezuela was more than offset by costs associated with start-up operations in Argentina and equity losses from Brink's 20% owned affiliate in Mexico.

Revenues and operating profit from Asia/Pacific operations in the first nine months of 1998 were $19.1 million and $0.1 million, respectively, compared to $20.1 million and $1.6 million, respectively, in the first nine months of 1997. The decrease in operating profit was primarily due to additional expenses associated with the expansion of operations in Australia.

BHS

The following is a table of selected financial data for BHS on a comparative basis:

                                                           Three Months                    Nine Months
                                                     Ended September 30             Ended September 30
(Dollars in thousands)                             1998            1997            1998           1997
-------------------------------------------------------------------------------------------------------
Operating revenues                            $  51,796          46,071         150,267        132,481

Operating expenses                               27,394          22,908          77,064         66,060
Selling, general and administrative expenses     11,394           9,761          32,798         26,967
-------------------------------------------------------------------------------------------------------
Total costs and expenses                         38,788          32,669         109,862         93,027

Operating profit:
  Monitoring and service                         18,268          16,193          53,602         46,727
  Net marketing, sales and installation          (5,260)         (2,791)        (13,197)        (7,273)
-------------------------------------------------------------------------------------------------------

Total operating profit                        $  13,008          13,402          40,405         39,454
-------------------------------------------------------------------------------------------------------

Depreciation and amortization                 $   9,577           7,880          27,482         21,662
-------------------------------------------------------------------------------------------------------

Cash capital expenditures                     $  21,893          19,774          59,395         53,853
-------------------------------------------------------------------------------------------------------

Monthly recurring revenues (a)                                               $   14,512         12,460
-------------------------------------------------------------------------------------------------------

Number of subscribers:
  Beginning of period                           547,658         482,065         511,532        446,505
  Installations                                  28,891          28,000          84,198         80,388
  Disconnects                                   (10,330)         (9,691)        (29,511)       (26,519)
-------------------------------------------------------------------------------------------------------
End of period                                   566,219         500,374         566,219        500,374
-------------------------------------------------------------------------------------------------------


(a) Monthly recurring revenues are calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for monitoring, maintenance and related services. Annualized recurring revenues as of September 30, 1998 and 1997 were $174,144 and $149,524, respectively.


                                      ----
                                       44

Revenues for BHS increased by 12% to $51.8 million in the third quarter of 1998 from $46.1 million in the 1997 quarter. In the first nine months of 1998, revenues for BHS increased by $17.8 million (13%) to $150.3 million from $132.5 million in the first nine months of 1997. The increase in revenues was due to higher ongoing monitoring and service revenues, reflecting a 13% increase in the subscriber base as well as higher average monitoring fees. As a result of such growth, monthly recurring revenues at September 30, 1998 grew 16% over the amount in effect at the end of September 30, 1997. Installation revenue for the third quarter and first nine months of 1998 decreased 4% and 5%, respectively, over the same 1997 periods. While the number of new security system installations increased, the revenue per installation decreased in both the three and nine month periods ended September 30, 1998, as compared to the 1997 periods, in response to continuing competitive pressures.

Operating profit of $13.0 million in the third quarter of 1998 represented a decrease of $0.4 million (3%) compared to the $13.4 million earned in the 1997 third quarter. In the first nine months of 1998, operating profit increased 2% to $40.4 million from $39.5 million earned in the first nine months of 1997. These trends were favorably impacted by increases in operating profit generated from monitoring and service activities of $2.1 million (13%) and $6.9 million (15%) for the quarter and nine months ended September 30, 1998, respectively. The improvement during both of these periods was due to the growth in the subscriber base combined with the higher average monitoring fees. However, growth in overall operating profit was negatively impacted by the up front net cost of marketing, sales and installation related to gaining new subscribers which increased $2.5 million and $5.9 million during the third quarter and first nine months of 1998, respectively, as compared to the same periods of 1997. The increase in this up front net cost in both the quarter and year-to-date periods is due to higher levels of sales and marketing costs incurred and expensed combined with lower levels of installation revenue. Both of these factors are a consequence of the continuing competitive environment in the residential security market. It is anticipated that these trends will continue in the near term and that overall operating profit growth will, accordingly, be nominal for the year ending December 31, 1998 and into 1999. However, management anticipates that the cash margins generated from monitoring and servicing activities will continue to be strong during these same periods.

As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Brink's Group and the BHS segment for the three and nine months ended September 30, 1998 by $1.6 million and $4.5 million, respectively, and by $1.2 million and $3.6 million, respectively, for the same periods of 1997. The effect of this change increased diluted net income per common share of the Brink's Group by $0.03 and $0.07 in the three and nine month periods ended September 30, 1998, respectively, and by $0.02 and $0.06 in the comparable periods of 1997, respectively.

FOREIGN OPERATIONS

A portion of the Brink's Group's financial results is derived from activities in foreign countries, each with a local currency other than the U.S. dollar. Because the financial results of the Brink's Group are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The Brink's Group's international activities are not concentrated in any single currency, which mitigates the risks of foreign currency rate fluctuations. In addition, these rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The Brink's Group routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Company, on behalf of the Brink's Group, from time to time, uses foreign currency forward contracts to hedge the risks associated with such transactions. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. In addition, translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. A subsidiary in Venezuela and an affiliate in Mexico operate in such highly inflationary economies. Prior to January 1, 1998, the economy in Brazil, in which the Brink's Group has a subsidiary, was considered highly inflationary.


                                      ----
                                       45

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

CORPORATE EXPENSES

A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Brink's Group based on utilization and other methods and criteria which management believes to provide a reasonable and equitable estimate of the costs attributable to the Brink's Group. These attributions were $1.7 million for both the third quarter of 1998 and 1997, and were $8.2 million and $5.1 million for the first nine months of 1998 and 1997, respectively. Corporate expenses in the nine months of 1998 include additional expenses of approximately $5.8 million related to a retirement agreement between the Company and its former Chairman and CEO. Approximately $2.0 million of this $5.8 million of expenses have been attributed to the Brink's Group. Corporate expenses in the 1998 year-to-date period also include costs associated with a severance agreement with a former member of the Company's senior management.

OTHER OPERATING INCOME AND EXPENSE, NET

Other operating income and expense, net consists primarily of net equity earnings of Brink's foreign affiliates. These net equity earnings amounted to an expense of $0.9 million and income of $0.6 million for the third quarters of 1998 and 1997, respectively, and an expense of $0.1 million in each of the first nine month periods of 1998 and 1997. The decrease in net equity earnings in the third quarter of 1998 is primarily due to the level of equity losses of Brink's 20% owned affiliate in Mexico, as compared to equity earnings of this affiliate in the 1997 quarter. Due to the acquisition of the remaining shares of Brink's affiliate in France (discussed in more detail below), equity earnings in the nine month period ended September 30, 1998 include only two months of the results of this now consolidated subsidiary, which contributed a substantial portion of equity losses in the comparable 1997 period.

NET INTEREST EXPENSE

Net interest expense increased $3.2 million and $6.9 million during the three and nine month periods ended September 30, 1998, respectively. These increases are predominantly due to higher average borrowings related to acquisitions in France and Germany as well as unusually high interest rates in Venezuela associated with local currency borrowings in that country.

OTHER INCOME/EXPENSE, NET

Other income/expense, net which generally includes foreign translation gains and losses and minority interest earnings or losses of Brink's subsidiaries, increased for the third quarter and nine month periods of 1998 by $1.8 million and $5.1 million, respectively. The 1998 periods reflect higher foreign translation gains, lower minority ownership expense and higher gains on sale of assets.

INCOME TAXES

The effective tax rate in the third quarter and first nine months of 1998 was 37%. This is an increase from the comparable periods in 1997 which had an effective tax rate of 35%. The 1997 rate was lower due to lower taxes on foreign income.

                               FINANCIAL CONDITION

A portion of the Company's corporate assets and liabilities has been attributed to the Brink's Group based upon utilization of the shared services from which assets and liabilities are generated. Management believes this attribution to provide a reasonable and equitable estimate of the costs attributable to the Brink's Group.


                                      ----
                                       46

CASH FLOW REQUIREMENTS

Cash provided by operating activities amounted to $91.8 million in the first nine months of 1998, which is $1.4 million lower than the 1997 level of $93.2 million. Significant sources of cash flow primarily include net income and noncash charges offset by funds used to finance working capital. Cash generated from operating activities was not sufficient to fully fund investing activities, primarily capital expenditures. Despite additional borrowings and payments from the Minerals Group, cash and cash equivalents decreased $4.4 million in the first nine months of 1998.

In the first quarter of 1998, Brink's purchased 62% (representing nearly all the remaining shares) of its French affiliate ("Brink's S.A.") for payments aggregating US $39 million over three years. The acquisition was funded through an initial payment made at closing of US $8.8 million and a note to the seller for a principal amount of US $27.5 million payable in annual installments plus interest through 2001. In addition, borrowings of approximately US $19 million and capital leases of approximately US $30 million were assumed.

CAPITAL EXPENDITURES

Cash capital expenditures for the nine months of 1998 totaled $113.3 million, of which $59.4 million was spent by BHS and $53.7 million was spent by Brink's. Cash capital expenditures totaled $89.6 million in the first nine months of 1997. Expenditures incurred by BHS in 1998 were primarily for customer installations, representing the expansion in the subscriber base, while expenditures incurred by Brink's were primarily for expansion, replacement or maintenance of ongoing business operations. For full year 1998, cash capital expenditures are expected to range between $140 million and $150 million.

FINANCING

The Brink's Group intends to fund cash capital expenditures through cash flow from operating activities or through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or other borrowing arrangements or repayments from the Minerals Group.

Total outstanding debt at September 30, 1998 was $144.5 million, $89.2 million higher than the $55.3 million reported at December 31, 1997. The increase in debt is primarily attributable to debt associated with the acquisition of Brink's affiliate in France as previously discussed.

The Company has a $350.0 million credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million. As of September 30, 1998 and December 31, 1997, borrowings of $100.0 million were outstanding under the term loan portion of the Facility and $103.1 million and $25.9 million, respectively, of additional borrowings were outstanding under the remainder of the Facility. No portion of the total amount outstanding under the Facility at September 30, 1998 or December 31, 1997, was attributable to the Brink's Group.

RELATED PARTY TRANSACTIONS

At September 30, 1998, under an interest bearing borrowing arrangement, the Minerals Group owed the Brink's Group $7.6 million, a decrease of $19.4 million from the $27.0 million owed at December 31, 1997.

At September 30, 1998, the Brink's Group owed the Minerals Group $19.2 million compared to the $19.4 million owed at December 31, 1997 for tax payments representing the Minerals Group's tax benefits utilized by the Brink's Group in accordance with the Company's tax sharing policy. Of the total tax benefits owed to the Minerals Group at September 30, 1998, $12.0 million is expected to be paid within one year.


                                      ----
                                       47

READINESS FOR YEAR 2000 : SUMMARY

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. If not corrected, many date-sensitive applications could fail or create erroneous results by or in the year 2000. The Brink's Group understands the importance of having systems and equipment operational through the year 2000 and beyond and is committed to addressing these challenges while continuing to fulfill its business obligations to its customers and business partners. Both BHS and Brink's Inc. have established Year 2000 Project Teams intended to make their information technology assets, including embedded microprocessors ("IT assets"), non-IT assets, products, services and infrastructure Year 2000 compliant.

READINESS FOR YEAR 2000 : STATE OF READINESS

BHS

The BHS Year 2000 Project Team has divided its Year 2000 readiness program into four phases: (I) assessment, (ii) remediation/replacement, (iii) testing and
(iv) integration. As of September 30, 1998, BHS has completed the assessment and remediation/replacement phases. The testing phase is currently underway with the integration phase planned to begin in the first quarter of 1999. BHS plans to have completed all phases of its Year 2000 readiness program on a timely basis prior to Year 2000. As of September 30, 1998, at least 75% of BHS' IT and non-IT assets systems have been tested and verified as Year 2000 ready.

Brink's Inc.

The Brink's Inc., Year 2000 Project Team has divided its Year 2000 readiness program into six phases: (I) inventory, (ii) assessment, (iii) renovation, (iv) validation/testing, (v) implementation and (vi) integration. Worldwide, Brink's Inc. is largely in the renovation, validation/testing and implementation phases of its Year 2000 readiness program.

Brink's North America

With respect to Brink's North America operations, all core IT systems have been identified, renovation has taken place and the Year 2000 project is currently in both the testing and implementation phases. The implementation phase of the core operational systems is expected to be completed by the first quarter of 1999, by which time the integration/testing phase will have already begun. Non-IT systems, including armored vehicles, closed circuit televisions, videocassette recorders and certain currency processing equipment, are in the assessment phase. The renovation and validation phases for non-IT systems are expected to begin in the fourth quarter of 1998 and continue through the first quarter of 1999. As of September 30, 1998, most of Brink's North America IT and non-IT systems have been identified and tested as to their Year 2000 readiness.

Brink's International

All international affiliates have been provided with an implementation plan, prepared by the North American Year 2000 Project Team. In addition, there is senior management sponsorship in all international countries. The implementation plan requires semi-monthly reports as to the status of each category from operations in each country. International operations are in varying phases of the Year 2000 readiness program. Countries in Europe, Latin America and Asia/Pacific are in varying phases of the Year 2000 readiness program. In Europe, core systems have been identified, some are in the remediation and validation/testing phase, with others currently in the implementation and integration phase. In both Latin America and Asia/Pacific, most countries are currently in active renovation with several completing testing and implementation on core systems. Brink's plans to have completed all phases of its Year 2000 readiness program on a timely basis prior to Year 2000.

Brink's Group

As part of their Year 2000 projects, both BHS and Brink's North America have sent comprehensive questionnaires to significant suppliers, and others with which they do business, regarding their Year 2000 compliance and both are in the process of identifying significant problem areas with respect to these business partners. The Brink's Group is relying on such third parties' representations regarding their own readiness for Year 2000. This process will be ongoing and efforts with respect to specific problems identified will depend in part upon its assessment of the risk that any such problems may have a material adverse impact on its operations.


                                      ----
                                       48

Further, the Brink's Group relies upon government agencies, utility companies, telecommunication service companies and other service providers outside of its control. As with most companies, the companies of the Brink's Group are vulnerable to significant suppliers', customers' and other third parties' inability to remedy their own Year 2000 issues. As the Brink's Group cannot fully control the conduct of its suppliers or other third parties, there can be no guarantee that Year 2000 problems originating with a supplier or other third party will not occur.

READINESS FOR YEAR 2000 : COSTS TO ADDRESS

The Brink's Group anticipates that the costs of its Year 2000 identification, assessment, remediation and testing will approximate $14 million, the majority of which will be incurred by Brink's, Inc. In addition, the Brink's Group will incur approximately $6 million for costs to purchase and/or development and implement certain information technology systems whose implementation have been accelerated as a result of the Year 2000 readiness issue. Again the majority of these costs will be incurred by Brink's, Inc. Of the total anticipated Brink's Group Year 2000 costs of approximately $20 million, $10 million was incurred through September 30, 1998 with the remainder to be incurred through the end of 1999.

READINESS FOR YEAR 2000 : THE RISKS OF THE YEAR 2000 ISSUE

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect results of operations, liquidity and financial condition of the Brink's Group.

In the fourth quarter of 1998, BHS will begin an analysis of the operational problems and costs that would be reasonably likely to result from the failure by BHS and certain third parties to complete efforts necessary to achieve Year 2000 readiness on a timely basis.

Brink's, Inc. believes its most reasonably likely worse case scenario is that it will experience a number of minor system malfunctions and errors in the early days and weeks of the Year 2000 that were not detected during its renovation and testing efforts. Brink's, Inc. currently believes that these problems will not be overwhelming and are not likely to have a material effect on the company's operations or financial results. As noted above, the Brink's Group is vulnerable to significant suppliers', customers' and other third parties inability to remedy their own Year 2000 issues. As the Brink's Group cannot fully control the conduct of its suppliers or other third parties, there can be no guarantee that Year 2000 problems originating with a supplier, customer or other third party will not occur. However, Brink's program of communication with major third parties with whom they do business is intended to minimize any potential risks related to third party failures.

READINESS FOR YEAR 2000 : CONTINGENCY PLAN

BHS has not yet developed a contingency plan for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. During the first quarter of 1999, BHS will begin developing a contingency plan.

A contingency planning document, which was developed with the assistance of an external facilitator, is being finalized for Brink's North American operations. Brink's, Inc. provides a number of different services to our customers and each type of service line was reviewed during the contingency planning sessions. This contingency planning document addresses the issue of what Brink's response would be should a system/device fail, as well as what preparations and actions are required beforehand to ensure continuity of services if those identified systems failed. This includes, in some cases, reverting to paper processes to track and handle packages, additional staff if required and increased supervisory presence. Brink's may experience some additional personnel expenses related to any Year 2000 failures, but they are not expected to be material. This contingency planning document is being made available to Brink's International operations to use as a guidance in developing appropriate contingency plans at each of their locations and for the specific services they provide to their customers.


                                      ----
                                       49

Readiness for Year 2000; Forward Looking Information

This discussion of the Brink's Group companies' readiness for Year 2000, including statements regarding anticipated completion dates for various phases of the Brink's Group's Year 2000 project, estimated costs for Year 2000 readiness, the determination of likely worst case scenarios, actions to be taken in the event of such worst case scenarios and the impact on the Brink's Group's of any delays or problems in the implementation of Year 2000 initiatives by the Brink's Group and/or any public or private sector suppliers and service providers and customers involve forward looking information which is subject to known and unknown risks, uncertainties, and contingencies which could cause actual results, performance or achievements, to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the Brink's Group, include, but are not limited to, government regulations and/or legislative initiatives, variations in costs or expenses relating to the implementation of Year 2000 initiatives, changes in the scope of improvements to Year 2000 initiatives and delays or problems in the implementation of Year 2000 initiatives by the Brink's Group and/or any public or private sector suppliers and service providers and customers.

EURO CONVERSION

As part of the European Economic and Monetary Union (EMU), a single currency (the "Euro") will replace the national currencies of most of the European countries in which the Company conducts business. The conversion rates between the Euro and the participating nations' currencies will be fixed irrevocably as of January 1, 1999, with the participating national currencies being removed from circulation between January 1 and June 30, 2002 and replaced by Euro notes and coinage. The Company expects to be able to receive Euro denominated payments and to invoice in Euro as requested by vendors and suppliers by January 1, 1999 in the affected countries. Full conversion of all affected country operations to Euro is expected to be completed by the time national currencies are removed from circulation. Phased conversion to the Euro is currently underway and the effects on revenues, costs and various business strategies are being assessed.

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


                                      ----
                                       50

Under the share repurchase programs authorized by the Board of Directors (the "Board"), the Company purchased the following shares in the periods presented:

                                               Three Months               Nine Months
                                         Ended September 30        Ended September 30
(Dollars in millions)                   1998           1997         1998         1997
--------------------------------------------------------------------------------------
Brink's Stock:
  Shares                                35.4             --        149.5        166.0
  Cost                              $    1.2             --          5.6          4.3

Convertible Preferred Stock:
  Shares                                  --            1.5          0.4          1.5
  Cost                              $     --            0.6          0.1          0.6
  Excess carrying amount (a)        $     --            0.1         0.02          0.1
--------------------------------------------------------------------------------------


(a) The excess of the carrying amount of the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Statement of Operations.

The Company's remaining repurchase authority with respect to the Convertible Preferred Stock as of September 30, 1998 was $24.2 million. As of September 30, 1998, the Company had remaining authority to purchase over time 0.9 million shares of Brink's Stock. The remaining aggregate purchase cost limitation for all common stock was $9.2 million as of September 30, 1998.

In November 1998, the Board authorized a revised common share repurchase authority program which allows for the purchase, from time to time, of up to 1.0 million shares of Brink's Stock, with an aggregate purchase price cost limitation for all common stock of $25.0 million; such shares are to purchased from time to time in the open market or in private transactions, as conditions warrant.

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

During the first nine months of 1998 and 1997, the Board declared and the Company paid cash dividends of 7.50 cents per share of Brink's Stock. Dividends paid on the Convertible Preferred Stock in each of the first nine month periods of 1998 and 1997 were $2.7 million.

ACCOUNTING CHANGES

The Brink's Group adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", in the first quarter of 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. Total comprehensive income, which is composed of net income and foreign currency translation adjustments, for the three months ended September 30, 1998 and 1997 was $15.9 million and $16.6 million, respectively, and for the nine months ended September 30, 1998 and 1997 was $49.7 million and $45.7 million, respectively.

Effective January 1, 1998, the Brink's Group implemented AICPA Statement of Position ("SOP") No. 98-1 "Accounting for the Costs of Computer Software Developed for Internal Use". SOP No. 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software.


                                      ----
                                       51

PENDING ACCOUNTING CHANGES

The Brink's Group will implement SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", in the financial statements for the year ending December 31, 1998. SFAS No. 131 requires publicly-held companies to report financial and descriptive information about operating segments in financial statements issued to shareholders for interim and annual periods. The SFAS also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The adoption of this SFAS is not expected to have a material impact on the financial statements of the Brink's Group.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Brink's Group for the year beginning January 1, 2000, with early adoption encouraged. The Brink's Group is currently evaluating the timing of adoption, which may be as soon as the fourth quarter of 1998, and the effect that implementation of the new standard will have on its results of operations and financial position.

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

FORWARD LOOKING INFORMATION

Certain of the matters discussed herein, including statements regarding the home security business, the readiness for Year 2000 and the conversion to the Euro, and projected capital spending, involve forward looking information which is subject to known and unknown risks, uncertainties, and contingencies which could cause actual results, performance or achievements to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the Brink's Group and the Company, include, but are not limited to, overall economic and business conditions, the demand for the Brink's Group's services, pricing and other competitive factors in the industry, new government regulations and/or legislative initiatives and/or Euro, variations in costs or expenses, changes in the scope of Year 2000 initiatives and/or Euro, and delays or problems in the implementation of Year 2000 initiatives by the Brink's Group and/or any public or private sector suppliers, service providers and customers.


                                      ----
                                       52

                               PITTSTON BAX GROUP
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   September 30            December 31
                                                                           1998                   1997
-------------------------------------------------------------------------------------------------------
                                                                    (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                            $   32,707                 28,790
Accounts receivable (net of estimated uncollectible amounts:
  1998 - $18,920; 1997 -$10,110)                                        299,558                306,806
Inventories, at lower of cost or market                                   5,043                  1,359
Prepaid expenses                                                         12,299                 11,050
Deferred income taxes                                                     7,780                  7,159
-------------------------------------------------------------------------------------------------------
Total current assets                                                    357,387                355,164

Property, plant and equipment, at cost (net of accumulated
  depreciation and amortization:
  1998 - $94,250; 1997 - $78,815)                                       198,102                128,632
Intangibles, net of accumulated amortization                            176,937                174,791
Deferred pension assets                                                   5,053                  7,600
Deferred income taxes                                                    27,979                 19,814
Other assets                                                             15,080                 15,442
-------------------------------------------------------------------------------------------------------
Total assets                                                         $  780,538                701,443
-------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term borrowings                                                $   32,640                 31,071
Current maturities of long-term debt                                      3,253                  3,176
Accounts payable                                                        203,886                194,489
Payable - Pittston Minerals Group                                         9,000                  4,966
Accrued liabilities                                                     113,568                 78,363
-------------------------------------------------------------------------------------------------------
Total current liabilities                                               362,347                312,065

Long-term debt, less current maturities                                 103,711                 37,016
Postretirement benefits other than pensions                               3,845                  3,518
Deferred income taxes                                                     2,474                  1,447
Payable - Pittston Minerals Group                                         6,097                 13,239
Other liabilities                                                         9,021                 10,448
Shareholder's equity                                                    293,043                323,710
-------------------------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                           $  780,538                701,443
-------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.


                                      ----
                                       53

                               PITTSTON BAX GROUP
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                           Three Months                    Nine Months
                                                     Ended September 30             Ended September 30
                                                   1998            1997            1998           1997
--------------------------------------------------------------------------------------------------------
Operating revenues                           $  460,868         443,376       1,296,185      1,214,352

Costs and expenses:
Operating expenses                              404,628         379,093       1,152,124      1,065,697
Selling, general and administrative expenses
  (including a $15,723 write-off
  of long-lived assets in the 1998 periods)      78,996          37,423         166,873        116,446
--------------------------------------------------------------------------------------------------------
Total costs and expenses                        483,624         416,516       1,318,997      1,182,143
--------------------------------------------------------------------------------------------------------
Other operating (expense) income, net              (244)            351              97          1,859
--------------------------------------------------------------------------------------------------------
Operating (loss) profit                         (23,000)         27,211         (22,715)        34,068
Interest income                                     261             124             744            599
Interest expense                                 (2,417)         (1,558)         (5,757)        (3,570)
Other expense, net                                 (395)           (390)           (961)          (671)
--------------------------------------------------------------------------------------------------------
(Loss) income before income taxes               (25,551)         25,387         (28,689)        30,426
(Credit) provision for income taxes              (3,716)          9,394          (4,877)        11,258
--------------------------------------------------------------------------------------------------------
Net (loss) income                            $  (21,835)         15,993         (23,812)        19,168
--------------------------------------------------------------------------------------------------------

Net (loss) income per common share:
 Basic                                       $    (1.13)            .82           (1.22)           .99
 Diluted                                          (1.13)            .80           (1.22)           .96
--------------------------------------------------------------------------------------------------------

Cash dividends per common share              $      .06             .06             .18            .18
--------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding:
 Basic                                           19,339          19,470          19,446         19,449
 Diluted                                         19,339          20,048          19,446         19,976
--------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.


                                      ----
                                       54

                               PITTSTON BAX GROUP
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                                           Nine Months
                                                                                    Ended September 30
                                                                                   1998           1997
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net (loss) income                                                             $ (23,812)        19,168
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
  Depreciation and amortization                                                  25,840         21,637
  Non-cash charges and other write-offs                                          20,124             --
  Provision for aircraft heavy maintenance                                       27,148         25,009
  Credit for deferred income taxes                                               (8,242)        (1,436)
  (Credit) provision for pensions, noncurrent                                       (62)         1,403
  Provision for uncollectible accounts receivable                                10,936          3,134
  Equity in loss of unconsolidated affiliates, net of dividends received             --            263
  Other operating, net                                                            3,058          1,597
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
  Decrease (increase) in accounts receivable                                      4,804        (47,109)
  (Increase) decrease in inventories                                             (2,550)           505
  Increase in prepaid expenses                                                   (1,537)          (613)
  Increase in accounts payable and accrued liabilities                            2,067         16,863
  Decrease (increase) in other assets                                             1,329         (2,395)
  Increase in other liabilities                                                   4,416          1,661
  Other, net                                                                     (1,373)          (263)
-------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                        62,146         39,424
-------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                                      (58,773)       (22,420)
Proceeds from disposal of property, plant and equipment                             399            471
Aircraft heavy maintenance expenditures                                         (26,708)       (24,790)
Acquisitions, net of cash acquired, and related contingency payments            (28,835)        (9,131)
Other, net                                                                       (1,199)         2,664
-------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                          (115,116)       (53,206)
-------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                                                85,786         37,984
Reductions of debt                                                              (17,187)       (17,246)
Payments from Minerals Group                                                         --          6,949
Proceeds from exercise of stock options                                           1,807          1,786
Dividends paid                                                                   (3,313)        (3,449)
Repurchase of common stock                                                      (10,206)        (7,407)
-------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                        56,887         18,617
-------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                         3,917          4,835
Cash and cash equivalents at beginning of period                                 28,790         17,818
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                    $  32,707         22,653
-------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.


                                      ----
                                       55

                               PITTSTON BAX GROUP
                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

(1) The financial statements of the Pittston BAX Group (the "BAX Group") include the balance sheets, results of operations and cash flows of the BAX Global Inc. ("BAX Global") operations of The Pittston Company (the "Company"), and a portion of the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The BAX Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate amounts reflected in these financial statements are determined based upon methods which management believes to provide a reasonable and equitable estimate of the costs attributable to the BAX Group.

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

(2) The following is a reconciliation between the calculation of basic and diluted net (loss) income per share:

                                            Three Months                    Nine Months
                                      Ended September 30             Ended September 30
BAX Group                             1998          1997             1998          1997
----------------------------------------------------------------------------------------
Numerator:
Net (loss) income - Basic
   and diluted net (loss) income
   per share numerator          $ (21,835)       15,993           (23,812)       19,168

Denominator:
Basic weighted average common
   shares outstanding              19,339        19,470            19,446        19,449
Effect of dilutive securities:
   Employee stock options              --           578                --           527
----------------------------------------------------------------------------------------
Diluted weighted average common
   shares outstanding           $  19,339        20,048            19,446        19,976
----------------------------------------------------------------------------------------


        Options to purchase 2,229 and 2,478 shares of BAX Stock, at prices between $5.78 and $27.91 per share, were outstanding during the three and nine months ended September 30, 1998, respectively, but were not included in the computation of diluted net loss per share because the effect of all options would be antidilutive.


                                      ----
                                       56

        Options to purchase 7 shares of BAX Stock at $27.91 per share and options to purchase 511 shares of BAX Stock, at prices between $23.88 and $27.91 per share, were outstanding for the three and nine months ended September 30, 1997, respectively, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

(3) Depreciation and amortization of property, plant and equipment totaled $7,525 and $20,551 in the third quarter and nine month period of 1998, respectively, compared to $5,847 and $16,679 in the third quarter and nine month period of 1997, respectively.

(4) Cash payments made for interest and income taxes, net of refunds received, were as follows:

                                    Three Months                    Nine Months
                              Ended September 30             Ended September 30
                             1998           1997            1998           1997
---------------------------------------------------------------------------------
Interest           $        2,733          1,284           5,611          3,536
---------------------------------------------------------------------------------
Income taxes       $        1,101          3,285           7,139         12,024
---------------------------------------------------------------------------------


(5) On April 30, 1998, BAX Global acquired the privately held Air Transport International LLC ("ATI") for a purchase price of approximately $29,000. The acquisition was funded through the revolving credit portion of the Company's bank credit agreement and was accounted for as a purchase. Based on a preliminary evaluation which is subject to additional review, the estimated fair value of the assets acquired and liabilities assumed approximated $33,000. and $4,000, respectively. The pro forma impact on the BAX Group's total revenues, net income and net income per share had the ATI acquisition occurred as of the beginning of 1998 and 1997 would not have been material.

(6) During the third quarter of 1998, the BAX Group incurred expenses of approximately $36,000, nearly all of which was recorded in selling, general and administrative expenses in the statement of operations. These expenses were comprised of several items. During the third quarter of 1998, BAX Global recorded write-offs for software costs included in property, plant and equipment in accordance with SFAS No. 121 of approximately $16 million. These write-offs consisted of the costs associated with certain in-process software development projects that were canceled during the quarter and unamortized costs of existing software applications which were determined by management to have no future service potential or value. It is management's belief at this time that the current ongoing information technology initiatives that originated from the previously mentioned BPI project are necessary and will be successfully completed and implemented. Provisions aggregating $13,000 were recorded on existing receivables during the quarter, primarily to reflect more difficult operating environments in Asia and Latin America. Approximately $7,000 was accrued for severance and other expenses primarily stemming from a realignment of BAX Global's organizational structure.

        The additional IT and bad debt expenses are primarily non-cash items and are reflected in the statement of cash flows partially through the non-cash charges and other write-offs line item and the provision for uncollectible accounts receivable line item. Severance costs recorded in the third quarter of 1998 are cash items, which are expected to be paid by early to mid-1999.


                                      ----
                                       57

(7) Under the share repurchase programs authorized by the Board of Directors, the Company purchased shares in the periods presented as follows:

                                                                    Three Months                       Nine Months
                                                              Ended September 30                Ended September 30
         (Dollars in millions)                              1998            1997             1998             1997
         ----------------------------------------------------------------------------------------------------------
         BAX Stock:
           Shares                                           245.7          200.2            650.6            332.3
           Cost                                 $             2.9            4.8             10.1              7.4

         Convertible Preferred Stock:
           Shares                                              --            1.5              0.4              1.5
           Cost                                 $              --            0.6              0.1              0.6
           Excess carrying amount (a)           $              --            0.1             0.02              0.1
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

        At September 30, 1998, the Company had the remaining authority to purchase over time 442 shares of BAX Stock and an additional $24,236 of its Convertible Preferred Stock. The remaining aggregate purchase cost limitation for all common stock was $9,189 at September 30, 1998.

        In October 1998, the Company purchased an additional 361 shares of BAX Stock for $2,275. In November 1998, the Board authorized a revised common share repurchase authority program which allows for the purchase, from time to time, of up to 1,000 shares of Brink's Stock, up to 1,500 shares of BAX Stock and up to 1,000 shares of Minerals Stock, not to exceed an aggregate purchase price of $25,000; such shares are to be purchased from time to time in the open market or in private transactions, as conditions warrant.

(8) The BAX Group adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," in the first quarter of 1998. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. Total comprehensive (loss) income, which is composed of net (loss) income and foreign currency translation adjustments, for the three months ended September 30, 1998 and 1997 was ($20,174) and $12,479, respectively. Total comprehensive (loss) income for the nine months ended September 30, 1998 and 1997 was ($22,160) and $14,021, respectively.

        Effective January 1, 1998, the BAX Group implemented AICPA Statement of Position ("SOP") No. 98-1 "Accounting for the Costs of Computer Software Developed for Internal Use". SOP No. 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. As a result of the implementation of SOP No. 98-1, net loss for the three months ended September 30, 1998, included a benefit of $363 or $0.02 per share and the net loss for the nine months ended September 30, 1998, included a benefit of approximately $1,803 million or $0.09 per share for costs capitalized during those periods which would have been expensed prior to the implementation of SOP No. 98-1.


                                      ----
                                       58

(9) The BAX Group will adopt a new accounting standard, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," in the financial statements for the year ending December 31, 1998. SFAS No. 131 requires publicly-held companies to report financial and descriptive information about operating segments in financial statements issued to shareholders for interim and annual periods. SFAS No. 131 also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The adoption of this SFAS is not expected to have a material impact on the financial statements of the BAX Group.

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the BAX Group for the year beginning January 1, 2000 with early adoption encouraged. The BAX Group is currently evaluating the timing of adoption, which may be as soon as the fourth quarter of 1998, and the effect that implementation of the new standard will have on its results of operations and financial position.

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

(11) In the opinion of management, all adjustments have been made which are necessary for a fair presentation of results of operations and financial condition for the periods reported herein. All such adjustments, except as disclosed, are of a normal recurring nature.


                                      ----
                                       59

                               PITTSTON BAX GROUP
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

The financial statements of the Pittston BAX Group (the "BAX Group") include the balance sheets, results of operations and cash flows of BAX Global Inc. ("BAX Global") operations of The Pittston Company (the "Company") and a portion of the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The BAX Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate amounts reflected in these financial statements are determined based upon methods which management believes to provide a reasonable and equitable estimate of the costs attributable to the BAX Group.

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

BAX Global's freight business has tended to be seasonal, with a significantly higher volume of shipments generally experienced during March, June and August through November than during the other periods of the year. The lowest volume of shipments has generally occurred in January and February.

                              RESULTS OF OPERATIONS

                                                           Three Months                    Nine Months
                                                     Ended September 30             Ended September 30
(In thousands)                                     1998            1997            1998           1997
-------------------------------------------------------------------------------------------------------
Operating revenues:
BAX Global                                   $  460,868         443,376       1,296,185      1,214,352
-------------------------------------------------------------------------------------------------------

Operating (loss) profit:
BAX Global                                   $  (21,285)         28,926         (14,576)        39,117
General corporate expense                        (1,715)         (1,715)         (8,139)        (5,049)
-------------------------------------------------------------------------------------------------------
Operating (loss) profit                      $  (23,000)         27,211         (22,715)        34,068
-------------------------------------------------------------------------------------------------------





                                      ----
                                       60

In the third quarter of 1998, the BAX Group reported a net loss of $21.8 million ($1.13 per share) as compared to net income of $16.0 million ($0.80 per share) in the third quarter of 1997. Results for the quarter were adversely affected by additional expenses of approximately $36 million (as discussed below) combined with a decrease in the effective tax rate which resulted in a lower tax benefit. Revenues increased to $460.9 million or (4%) compared with the 1997 third quarter. Operating expenses and selling, general and administrative expenses for the 1998 quarter, including the previously discussed additional expenses of approximately $36 million, increased $67.1 million (16%) compared with the same quarter last year. The operating loss in the third quarter 1998 totaled $23.0 million compared to operating profit of $27.2 million in the prior year quarter, which included a benefit from additional volumes due to a strike at United Parcel Service ("UPS").

In the first nine months of 1998, the BAX Group reported a net loss of $23.8 million ($1.22 per share) including additional expenses of approximately
$36 million (as discussed below) compared to net income in the 1997 period of $19.2 million ($0.96 per share), which included a $12.5 million pre-tax charge for special consulting expenses. For the first nine months of 1998, worldwide revenues increased 7% to $1,296.2 million compared to $1,214.4 million for the comparable period in 1997. Operating expenses and selling, general and administrative expenses for the nine months ended September 30, 1998 increased $136.9 million (12%) from the comparable 1997 period. The operating loss in the 1998 nine month period totaled $22.7 million compared to operating profit of $34.1 million in 1997.

Increased expenses during the quarter are expected to reduce full year 1998 results such that nondeductible items (principally goodwill amortization) have become a more significant factor in calculating the expected annual effective tax rate. Accordingly, the calculation of expected tax benefits on the pretax loss for the 1998 third quarter has been determined using an effective tax rate of 14.5% rather than the 37.0% rate in previous quarters. Although a similar rate is expected to be used to calculate taxes for the fourth quarter of 1998, thereafter it is anticipated that the effective tax rate will return to more historic levels.

The following is a discussion of the $36 million of additional expenses incurred by BAX Global in the three and nine month periods ended September 30, 1998.

During early 1997, BAX Global began an extensive review of the company's information technology ("IT") strategy. Through this review, senior management from around the world developed a new global strategy to improve business processes with an emphasis on new information systems intended to enhance productivity and improve the company's competitive position, as well as address and remediate the company's Year 2000 compliance issues. The company ultimately committed $120 million to be spent from 1997 to early 2000 to improve information systems and complete Year 2000 initiatives.

However, in conjunction with priorities established by BAX Global's new president and chief executive officer, who joined the company in June 1998, senior management re-examined this global IT strategy. It was determined that the critical IT objectives needed to be accomplished by the end of 1999 were Year 2000 compliance and the consolidation and integration of certain key operating and financial systems, supplemented by process improvement initiatives to enhance these efforts. As a result of this re-examination, senior management determined that certain non-critical, in-process IT software development projects that were begun in late 1997 under the BAX Process Innovation ("BPI") project would be terminated. Therefore, costs relating to these projects, which had previously been capitalized, were written off during the third quarter of 1998. Also as a result of this re-examination, certain existing software applications were found to have no future service potential or value. The combined carrying amount of these assets, which were written off, approximated $16 million as of September 30, 1998. It is management's belief at this time that the current ongoing information technology initiatives that originated from the previously mentioned BPI project are necessary and will be successfully completed and implemented. Such costs are included in selling, general and administrative expenses in the BAX Group's Statement of Operations for the periods ended September 30, 1998.


                                      ----
                                       61

The BAX Group recorded provisions aggregating approximately $13 million related to accounts receivable in the third quarter of 1998. These provisions were needed primarily as the result of the deterioration of the economic and operating environments in certain international markets, primarily Asia/Pacific and Latin America. As a result of a comprehensive review of accounts receivables, undertaken in response to that deterioration, such accounts receivable were not considered cost-effective to pursue further and/or improbable of collection.

During the third quarter of 1998, BAX Global recorded severance and other expenses of approximately $7 million. The majority of these expenses related to an organizational realignment proposed by newly elected senior management which included a resource streamlining initiative that required the elimination, consolidation or restructuring of approximately 180 employee positions. The positions reside primarily in the USA and in BAX Global's Atlantic region and include administrative and management-level positions. The estimated costs of severance benefits for terminated employees are expected to be paid through early to mid- 1999. At this time management has no plans to institute further organizational changes which would require significant costs related to involuntary terminations. The related charge has been included in selling, general and administrative expenses in the BAX Group's Statement of Operations for the three and nine months ended September 30, 1998.




                                      ----
                                       62

BAX GLOBAL

The following is a table of selected financial data for BAX Global on a comparative basis:

                                                           Three Months                    Nine Months
(In thousands - except per                           Ended September 30             Ended September 30
pound/shipment amounts)                            1998            1997           1998            1997
-------------------------------------------------------------------------------------------------------
Operating revenues:
Intra-U.S.:
  Expedited freight services                 $  160,440         176,332         459,480        457,672
  Other                                           1,384           1,761           3,623          5,372
-------------------------------------------------------------------------------------------------------
Total Intra-U.S.                                161,824         178,093         463,103        463,044
International:
  Expedited freight services (a)                232,984         220,291         658,872        631,740
  Other (a)                                      66,060          44,992         174,210        119,568
-------------------------------------------------------------------------------------------------------
Total International                             299,044         265,283         833,082        751,308
-------------------------------------------------------------------------------------------------------
Total operating revenues                        460,868         443,376       1,296,185      1,214,352

Operating expenses                              404,628         379,093       1,152,124      1,065,697
Selling, general and administrative expenses     77,281          35,708         158,734        111,397
-------------------------------------------------------------------------------------------------------
Total costs and expenses                        481,909         414,801       1,310,858      1,177,094
Other operating (expense) income, net              (244)            351              97          1,859
-------------------------------------------------------------------------------------------------------
Operating (loss) profit:
  Intra-U.S. (b)                                 (2,095)         16,938          (4,990)        19,803
  International (b)                             (19,190)         11,988          (9,586)        19,314
-------------------------------------------------------------------------------------------------------
Total operating (loss) profit                $  (21,285)         28,926         (14,576)        39,117
-------------------------------------------------------------------------------------------------------
Depreciation and amortization                $    9,268           7,458          25,662         21,457
-------------------------------------------------------------------------------------------------------
Cash capital expenditures                    $   14,197          11,398          58,607         22,321
-------------------------------------------------------------------------------------------------------
Expedited freight services
  shipment growth rate (c)                       (26.9%)          41.8%          (10.4%)         13.5%

Expedited freight services
  weight growth rate (c):
  Intra-U.S.                                      (8.3%)          16.5%            2.1%           7.1%
  International                                    7.5%           14.5%            8.1%           8.3%
  Worldwide                                       (0.3%)          15.5%            5.2%           7.7%
-------------------------------------------------------------------------------------------------------
Expedited freight services
  weight (millions of pounds)                     417.0           418.1         1,201.0        1,141.2

Expedited freight services
  shipments (thousands)                           1,343           1,836           3,978          4,441
-------------------------------------------------------------------------------------------------------
Worldwide expedited freight services:
  Yield (revenue per pound) (a)              $     .943            .949            .931           .955
  Revenue per shipment (a)                   $      293             216             281            245
  Weight per shipment (pounds)                      311             228             302            257
-------------------------------------------------------------------------------------------------------


(a) Prior period's international expedited freight revenues have been reclassified to conform to the current period classification.
(b) The three and nine month periods ended September 30, 1998 include additional expenses of approximately $36 million (approximately $12 million Intra-U.S. and $24 million International) related to the termination or rescoping of certain information technology projects (approximately $16 million), increased provisions on existing accounts receivable (approximately $13 million) and approximately $7 million primarily related to severance expenses associated with BAX Global's redesign of its organizational structure. The nine month period ended September 30, 1997 includes $12.5 million of consulting expenses related to the redesign of BAX Global's business processes and new information systems architecture ($4.75 million Intra-U.S. and $7.75 million International).
(c) Compared to the same period in the prior year. 1997 results include a benefit from additional volume and shipments resulting from the effect of the United Parcel Service strike.


                                      ----
                                       63

BAX Global's third quarter 1998 operating loss, including the previously discussed additional expenses of approximately $36 million, amounted to $21.3 million, a decrease of $50.2 million from the operating profit of $28.9 million reported in the third quarter of 1997 reflecting decreases in both intra-U.S. and international operating profits. Worldwide revenues increased 4% to $460.9 million from $443.4 million in the 1997 quarter. The $17.5 million growth in revenues resulted from a $20.7 million increase in non-expedited freight services revenues offset by a $3.2 million decrease in overall expedited freight services revenues reflecting a 0.3% decrease in worldwide expedited freight services pounds shipped, which was 417.0 million pounds in the third quarter of 1998, coupled with a 0.6% decrease in average yield on this volume. Increases in non-expedited freight services revenues reflect increases in ocean freight services, supply chain management revenues and revenues from the recently acquired Air Transport International LLC ("ATI") discussed in further detail below.

In the third quarter of 1998, BAX Global's intra-U.S. revenues decreased from $178.1 million in the 1997 third quarter to $161.8 million. This $16.3 million (9%) decrease was primarily due to a decrease of $15.9 million (9%) in intra-U.S. expedited freight services revenues. The lower level of intra-U.S. expedited freight services revenues in 1998 was due to an 8% decrease in weight shipped and a decrease in the average yield reflecting higher 1997 volumes and pricing due to the effects of the United Parcel Service ("UPS") strike during the third quarter of 1997. Intra-U.S. operating losses were $2.1 million for the 1998 quarter, including approximately $12 million of the previously discussed additional expenses, compared to an operating profit of $16.9 million in the third quarter a year ago which included a benefit from the UPS strike. While expedited freight gross margin as a percentage of revenue remained consistent between the quarters, other operating expenses and selling, general and administrative expenses increased due to the previously discussed additional expenses, higher information technology expenses including expenditures for Year 2000 initiatives and additional station operating costs associated with efforts to enhance service levels.

International revenues in the third quarter of 1998 increased $33.8 million (13%) to $299.0 million from the $265.3 million recorded in the third quarter of 1997. International expedited freight services revenues increased 6% to $233.0 million due to an increase in weight shipped of 8%, partially offset by lower yields (revenue per pound) reflecting a reduction in traffic to higher yielding Asian markets. Other international revenues, which consist primarily of supply chain management, ocean freight forwarding and customs brokerage, as well as revenues from Air Transport International LLC ("ATI"), an airline operation acquired in the second quarter of 1998, rose 47% to $66.1 million. The revenue increase was largely due to the acquisition of ATI and growth in both ocean freight forwarding and supply chain management activities. International operating losses were $19.2 million, including approximately $24 million of previously discussed additional expenses, for the 1998 third quarter compared to a $12.0 million operating profit in the third quarter of 1997. In addition, third quarter 1998 results were impacted by higher recurring IT expenses including expenditures for Year 2000 initiatives and higher initial ATI operating costs.

BAX Global's operating loss for the nine months ended September 30, 1998, including the previously discussed additional expenses of approximately $36 million, amounted to $14.6 million compared to an operating profit of $39.1 million reported in the 1997 nine month period which included $12.5 million of special consulting expenses. Worldwide revenues in the 1998 nine month period increased 7% to $1,296.2 million from $1,214.4 million in the 1997 period. The $81.8 million growth in revenues reflects a $28.9 million increase in expedited freight services revenues due to an increase in worldwide expedited freight services pounds shipped, which reached 1,201.0 million pounds in the nine months of 1998, offset by a 3% decrease in yield on this volume. In addition, non-expedited freight services revenues increased $52.9 million during the first nine months of 1998 as compared to 1997 as a result of increases in ocean freight services, supply chain management revenues and revenues from the recently acquired ATI discussed in further detail below.


                                      ----
                                       64

For the first nine months of 1998, BAX Global's intra-US revenues increased slightly to $463.1 million compared to the same 1997 period due to an increase in intra-US expedited freight services revenues of $1.8 million mostly offset by a $1.7 million decrease in other intra-US revenues. The higher level of expedited freight services revenues was due to a 2% increase in weight shipped partially offset by lower average yields reflecting higher average pricing in 1997, due in part, to the UPS strike in the 1997 third quarter. For the first nine months of 1998 the intra-US operating loss was $5.0 million, including approximately $12 million of the previously discussed additional expenses compared to an operating profit of $19.8 million in the prior year which included the aforementioned special consulting expenses of $4.8 million. The decrease in operating profit after consideration of the previously discussed additional expenses is due to higher levels of transportation and operating costs incurred in anticipation of higher volumes combined with higher information technology ("IT") costs. While expedited freight gross margin as a percentage of revenues for the 1998 nine month period is below that of the comparable 1997 period, second and third quarter gross margins have shown substantial improvements over first quarter margins which were unfavorably impacted by service disruptions. Such service disruptions were mainly caused by equipment problems which were resolved during the first quarter.

For the first nine months of 1998, international revenues were $833.1 million, an 11% increase over $751.3 million a year earlier. International expedited freight services revenue increased $27.1 million (4%) due to an 8% increase in weight shipped offset by a 4% decrease in the average yield. The decrease in yield reflects a change in mix with less export traffic to higher yielding Asian markets, combined with the absence of third party carrier surcharges which existed in the 1997 period. International non-expedited freight services revenues increased $54.6 million (46%) in the first nine months of 1998 as compared to the same period in 1997. The increase primarily relates to growth in ocean freight and supply chain management services and revenues from the recently acquired ATI. For the first nine months of 1998, international operating losses totaled $9.6 million, including approximately $24 million of previously discussed additional expenses, compared to operating profits of $19.3 million in the first nine months of 1997 which included $7.75 million of the aforementioned special consulting expenses. In addition, the 1998 results were impacted by higher initial ATI operating costs and higher recurring IT expenses including expenditures for Year 2000 initiatives.

FOREIGN OPERATIONS

A portion of the BAX Group's financial results is derived from activities in foreign countries, each with a local currency other than the U.S. dollar. Because the financial results of the BAX Group are reported in U.S. dollars, they are affected by the changes in the value of the various foreign currencies in relation to the U.S. dollar. The BAX Group's international activities are not concentrated in any single currency, which mitigates the risks of foreign currency rate fluctuations. In addition, these rate fluctuations may adversely affect transactions which are denominated in currencies other than the functional currency. The BAX Group routinely enters into such transactions in the normal course of its business. Although the diversity of its foreign operations limits the risks associated with such transactions, the Company, on behalf of the BAX Group, uses foreign currency forward contracts to hedge the risks associated with such transactions. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged. In addition, translation adjustments relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. A subsidiary in Mexico operates in such a highly inflationary economy. Prior to January 1, 1998, the economy in Brazil, in which the BAX Group has a subsidiary, was considered highly inflationary.

The BAX Group is also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, controls on repatriation of earnings and capital, nationalization, political instability, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the BAX Group cannot be predicted.


                                      ----
                                       65

Recent deterioration of economic conditions primarily in Latin America and Asia/Pacific have impacted the financial results of BAX Global through the accrual of additional provisions for receivables in those regions in the second and third quarter of 1998. The potential for further deterioration of the economies in those regions could again negatively impact the company's results of operations in the future.

CORPORATE EXPENSES

A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the BAX Group based on utilization and other methods and criteria which management believes to provide a reasonable and equitable estimate of the costs attributable to the BAX Group. These attributions were $1.7 million for the third quarter of 1998 and 1997, and $8.1 million and $5.0 million for the first nine months of 1998 and 1997, respectively. Corporate expenses in the nine months of 1998 include additional expenses of approximately $5.8 million related to a retirement agreement between the Company and its former Chairman and CEO. Approximately $2.0 million of this $5.8 million of expenses have been attributed to the BAX Group. Corporate expenses in the 1998 year-to-date period also include costs associated with a severance agreement with a former member of the Company's senior management.

OTHER OPERATING EXPENSE/INCOME, NET

Other operating expense/income, net decreased $0.6 million and $1.8 million in the three and nine month periods ended September 30, 1998, respectively, as compared to the same periods in 1997. Other operating income, net principally includes foreign exchange transaction gains and losses, and the changes for the comparable periods are due to normal fluctuations in such gains and losses.

INTEREST EXPENSE, NET

Net interest expense increased $0.7 million and $2.0 million in the three and nine month periods ended September 30, 1998, respectively, as compared to the same periods in 1997. The increase is primarily due to higher levels of debt associated with recent acquisitions and increased information technology expenditures.

INCOME TAXES

In the 1998 periods presented, the provision for income taxes was more than the statutory federal income tax rate of 35% since these periods are being impacted by significantly higher expenses which are causing non-deductible items (principally goodwill amortization) to be a more significant factor in calculating the effective tax rate. Accordingly, the calculation of expected tax benefits on the pre-tax loss for the 1998 third quarter has been determined using an effective tax rate of 14.5% rather than the 37.0% rate in previous quarters. Although a similar rate is expected to be used to calculate taxes for the fourth quarter of 1998, thereafter it is anticipated that the effective tax rate will return to more historic levels.

                               FINANCIAL CONDITION

A portion of the Company's corporate assets and liabilities has been attributed to the BAX Group based upon utilization of the shared services from which assets and liabilities are generated. Management believes this attribution to provide a reasonable and equitable estimate of the costs attributable to the BAX Group.

CASH FLOW REQUIREMENTS

Cash provided by operating activities during the first nine months of 1998 totaled $62.1 million as compared to the $39.4 million generated in the first nine months of 1997. The higher level of cash generated from operating activities was due to a decrease in the funding requirements for net operating assets and liabilities and higher non-cash charges offset by lower income. Non-cash charges and other write-offs primarily include costs, which had previously been capitalized, associated with the termination and rescoping of certain in-process information technology initiatives. Cash generated from operating activities was not sufficient to fund investing activities, which primarily include capital expenditures, aircraft heavy maintenance and payments for the ATI acquisition discussed above. Additional net borrowings of $68.6 million were incurred and cash and cash equivalents increased $3.9 million.


                                      ----
                                       66

On April 30, 1998, the Company acquired the privately held ATI for a purchase price of approximately $29 million. The acquisition was funded through the revolving credit portion of the Company's bank credit agreement and was accounted for as a purchase.

CAPITAL EXPENDITURES

Cash capital expenditures for the first nine months of 1998 and 1997 totaled $58.8 million and $22.4 million, respectively, reflecting higher levels of investment in information technology systems. For the full year 1998, cash capital expenditures are expected to range between $70 million and $75 million. These projected expenditures include those related to BAX Global's information technology initiatives, as well as those related to planned expansion for new facilities.

FINANCING

The BAX Group intends to fund its cash capital expenditure requirements through anticipated cash flows from operating activities or through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or other borrowing arrangements.

Total outstanding debt was $139.6 million at September 30, 1998, an increase of $68.3 million from the $71.3 million reported at December 31, 1997. The net increase in debt primarily reflects borrowings to fund the acquisition of ATI, as well as incremental information technology expenditures, including those relating to Year 2000 compliance initiatives.

The Company has a $350.0 million credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million. As of September 30, 1998 and December 31, 1997, borrowings of $100.0 million were outstanding under the term loan portion of the Facility and $103.1 million and $25.9 million, respectively, of additional borrowings were outstanding under the remainder of the Facility. Of the total outstanding amount under the Facility at September 30, 1998 and December 31, 1997, $66.8 million and $10.9 million, respectively, were attributed to the BAX Group.

RELATED PARTY TRANSACTIONS

At September 30, 1998 and December 31, 1997, the Minerals Group had no borrowings from the BAX Group. At September 30, 1998, the BAX Group owed the Minerals Group $15.1 million versus $18.2 million at December 31, 1997 for tax payments representing Minerals Group's tax benefits utilized by the BAX Group in accordance with the Company's tax sharing policy. Of the total tax benefits owed to the Minerals Group at September 30, 1998, $9.0 million is expected to be paid within one year.

OFF-BALANCE SHEET INSTRUMENTS

Fuel contracts - The Company, on behalf of the BAX Group, has hedged a portion of its jet fuel requirements through several commodity option transactions that are intended to protect against significant changes in jet fuel prices. As of September 30, 1998, these transactions aggregated 32.0 million gallons and mature periodically throughout the remainder of 1998 and mid-1999. The fair value of these fuel hedge transactions may fluctuate over the course of the contract period due to changes in the supply and demand for oil and refined products. Thus, the economic gain or loss, if any, upon settlement of the contracts may differ from the fair value of the contracts at an interim date. At September 30, 1998, the fair value adjustment for all outstanding contracts to hedge jet fuel requirements ($0.6) million.

Interest rate contracts - The Company has entered into three interest rate swap agreements that effectively convert a portion of the interest on its $100.0 million variable rate term loan to fixed rates. The first fixes the interest rate at 5.84% on $20.0 million in face amount of debt, the second fixes the interest rate at 5.86% on $20.0 million in face amount of debt, and the third fixes the interest rate at 5.80% on $20.0 million in face amount of debt. The first two agreements mature in May 2001, while the third agreement matures in May 2000. As of September 30, 1998, the fair value adjustment of all of these agreements was ($1.4) million.


                                      ----
                                       67

Foreign currency forward contracts - The Company, on behalf of the BAX Group, enters into foreign currency forward contracts with a maturity of up to two years as a hedge against liabilities denominated in various currencies. These contracts minimize the exposure to exchange rate movements related to cash requirements of foreign operations denominated in various currencies. At September 30, 1998, the total notional value of foreign currency forward contracts outstanding was $6.5 million. As of such date, the fair value of the foreign currency forward contracts approximated the notional value.

READINESS FOR YEAR 2000 : SUMMARY

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. If not corrected, many date-sensitive applications could fail or create erroneous results by or in the year 2000. The BAX Group understands the importance of having systems and equipment operational through the year 2000 and beyond and is committed to addressing these challenges while continuing to fulfill its business obligations to its customers and business partners. BAX has established a Y2K Project Team intended to make its information technology assets, including embedded microprocessors ("IT assets"), non-IT assets, products, services and infrastructure Year 2000 compliant.

READINESS FOR YEAR 2000 : STATE OF READINESS

The BAX Global Year 2000 Project Team has divided its Year 2000 readiness program into five phases: (I) inventory, (ii) assess and test, (iii) renovate,
(iv) test readiness and verify and (v) implement. At September 30, 1998, on a global basis, the inventory phase has been completed in the US and is substantially complete internationally. Assessment of major systems in the Americas and Europe has been completed, with readiness testing now underway. Assessment is currently underway in Asia. Renovation activities for major systems are in process as are replacement activities for non-compliant components and systems that are not scheduled for renovation. Testing has also begun for systems that have been renovated. The BAX Group plans to have completed all phases of its Year 2000 readiness program on a timely basis prior to Year 2000. As of September 30, 1998, less than 25% of the BAX Group's IT and non-IT assets systems have been tested and verified as Year 2000 ready.

As part of its Year 2000 project, the BAX Group has sent comprehensive questionnaires to significant suppliers and others with whom it does business, regarding their Year 2000 readiness and is in the process of identifying any problem areas with respect to these customers. The BAX Group is relying on such third parties representations regarding their own readiness for Year 2000. The extent to which any of these potential problems may have a material adverse impact on the BAX Group's operations is being assessed and will continue to be assessed throughout 1999.

Further, the BAX Group relies upon government agencies (particularly the Federal Aviation Administration), utility companies, telecommunication service companies and other service providers outside of its control. As with most companies, the BAX Group is vulnerable to significant suppliers' and other third parties inability to remedy their own Year 2000 issues. As the BAX Group cannot fully control the conduct of its suppliers and other third parties, there can be no guarantee that Year 2000 problems originating with a supplier or another third party will not occur.

READINESS FOR YEAR 2000 : COSTS OF ADDRESS

The BAX Group anticipates that the costs of its Year 2000 identification, assessment, remediation and testing will approximate $20 million. In addition, the BAX Group will incur approximately $22 million for costs to purchase and/or develop and implement certain information technology systems whose implementation have been accelerated as a result of the Year 2000 compliance issue. Of the total anticipated BAX Group Year 2000 costs of approximately $42 million, $14 million was incurred through September 30, 1998 with the remainder to be incurred though the end of 1999.

READINESS FOR YEAR 2000: THE RISKS OF THE YEAR 2000 ISSUES

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect results of operations, liquidity and financial condition of the BAX Group. The extent to which such a failure may adversely affect operations is being assessed.



                                      ----
                                       68

READINESS FOR YEAR 2000: CONTINGENCY PLAN

The BAX Group has not yet developed a contingency plan for dealing with the most reasonably likely worse case scenario, and such scenario has not yet been clearly identified. The BAX Group will begin developing a contingency plan.
The foundation for the BAX Group's Year 2000 readiness program is to ensure that all mission-critical systems are renovated/replaced and tested at least six months prior to when a Year 2000 failure might occur if the program were not undertaken. Year 2000 is the number one priority within the BAX Group's IT organization with full support of the Group's Chief Executive Officer.

Readiness for Year 2000; Forward Looking Information

This discussion of the BAX Group's readiness for Year 2000, including statements regarding anticipated completion dates for various phases of the BAX Group's Year 2000 project, estimated costs for Year 2000 readiness, the determination of likely worst case scenarios, actions to be taken in the event of such worst case scenarios and the impact on the BAX Group's of any delays or problems in the implementation of Year 2000 initiatives by the BAX Group and/or any public or private sector suppliers and service providers and customers involve forward looking information which is subject to known and unknown risks, uncertainties, and contingencies which could cause actual results, performance or achievements, to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the BAX Group, include, but are not limited to, government regulations and/or legislative initiatives, variations in costs or expenses relating to the implementation of Year 2000 initiatives, changes in the scope of improvements to Year 2000 initiatives and delays or problems in the implementation of Year 2000 initiatives by the BAX Group and/or any public or private sector suppliers and service providers and customers.

EURO CONVERSION

As part of the European Economic and Monetary Union (EMU), a single currency (the "Euro") will replace the national currencies of most of the European countries in which the Company conducts business. The conversion rates between the Euro and the participating nations' currencies will be fixed irrevocably as of January 1, 1999, with the participating national currencies being removed from circulation between January 1 and June 30, 2002 and replaced by Euro notes and coinage. The Company expects to be able to receive Euro denominated payments and to invoice in Euro as requested by vendors and suppliers by January 1, 1999 in the affected countries. Full conversion of all affected country operations to Euro is expected to be completed by the time national currencies are removed from circulation. Phased conversion to the Euro is currently underway and the effects on revenues, costs and various business strategies are being assessed.

CAPITALIZATION

The Company has three classes of common stock: BAX Stock, Pittston Brink's Group Common Stock ("Brink's Stock"), and Pittston Minerals Group Common Stock ("Minerals Stock") which were designed to provide shareholders with separate securities reflecting the performance of the BAX Group, Brink's Group and Minerals Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting any of the Groups. The BAX Group consists of the BAX Global operations of the Company. The Brink's Group consists of the Brink's, Incorporated ("Brink's") and Brink's Home Security, Inc. ("BHS") operations of the Company. The Minerals Group consists of the Pittston Coal Company ("Coal Operations") and Pittston Mineral Ventures ("Mineral Ventures") operations of the Company. The Company


                                      ----
                                       69
prepares separate financial statements for the BAX, Brink's and Minerals Groups in addition to consolidated financial information of the Company.

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

Under the share repurchase programs authorized by the Board of Directors (the "Board"), the Company purchased the following shares in the periods presented:

                                               Three Months               Nine Months
                                         Ended September 30        Ended September 30
(Dollars in millions)                    1998          1997         1998         1997
--------------------------------------------------------------------------------------
BAX Stock:
  Shares                                245.7         200.2        650.6        332.3
  Cost                             $      2.9           4.8         10.1          7.4

Convertible Preferred Stock:
 Shares                                    --           1.5          0.4          1.5
 Cost                              $       --           0.6          0.1          0.6
 Excess carrying amount (a)        $       --           0.1         0.02          0.1
--------------------------------------------------------------------------------------


(a) The excess of the carrying amount of the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Statement of Operations.

The Company's remaining repurchase authority with respect to the Convertible Preferred Stock as of September 30, 1998 was $24.2 million. As of September 30, 1998, the Company had remaining authority to purchase over time 0.4 million shares of BAX Stock. The remaining aggregate purchase cost limitation for all common stock was $9.2 million as of September 30, 1998.

In October 1998, the Company purchased additional 0.4 million common shares of BAX Stock for $2.3 million. In November 1998, the Board authorized a revised common share repurchase authority program which allows for the purchase, from time to time, of up to 1.5 million shares of BAX Stock, with an aggregate purchase cost limitation for all common stock of $25.0 million; such shares are to be purchased from time to time in the open market or in private transactions, as conditions warrant.

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

During the nine months of 1998 and 1997, the Board declared and the Company paid cash dividends of 18.00 cents per share of BAX Stock. Dividends paid on the Convertible Preferred Stock in each of the first nine month periods of 1998 and 1997 were $2.7 million.

ACCOUNTING CHANGES

The BAX Group adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", in the first quarter of 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. Total comprehensive (loss) income which is composed of net (loss) income and foreign currency translation adjustments, for the three months ended September 30, 1998 and 1997 was


                                      ----
                                       70

($20.2) million and $12.5 million, respectively, and ($22.2) million and $14.0 million for the nine months ended September 30, 1998 and 1997, respectively.

Effective January 1, 1998, the BAX Group implemented AICPA Statement of Position ("SOP") No. 98-1 "Accounting for the Costs of Computer Software Developed for Internal Use." SOP No. 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. As a result of the implementation of SOP No. 98-1, net loss for the three months ended September 30, 1998, included a benefit of approximately $0.4 million ($0.02 per share) and the net loss for the nine months ended September 30, 1998, included a benefit of approximately $1.8 million ($0.09 per share) for costs capitalized during those periods which would have been expensed prior to the implementation of SOP No. 98-1.

PENDING ACCOUNTING CHANGES

The Company will implement SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", in the financial statements for the year ending December 31, 1998. SFAS No. 131 requires publicly-held companies to report financial and descriptive information about operating segments in financial statements issued to shareholders for interim and annual periods. The SFAS also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The adoption of this SFAS is not expected to have a material impact on the financial statements of the Company.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the BAX Group for the year beginning January 1, 2000, with early adoption encouraged. The BAX Group is currently evaluating the timing of adoption, which may be as soon as the fourth quarter of 1998, and the effect that implementation of the new standard will have on its results of operations and financial position.

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

FORWARD LOOKING INFORMATION

Certain of the matters discussed herein, including statements regarding severance benefits effective tax rates, the readiness for Year 2000 and conversion to the Euro, the economies of Latin America and Asia/Pacific projected capital spending, and the continuation of information technology iniatives involve forward looking information which is subject to known and unknown risks, uncertainties and contingencies, which could cause actual results, performance or achievements to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the BAX Group and the Company, include, but are not limited to, overall economic and business conditions, the demand for BAX Global's services, pricing and other competitive factors in the industry, new government regulations and/or legislative initiatives, the successful integration of the ATI acquisition, variations in costs or expenses, changes in the scope of improvements to information systems and Year 2000 initiatives and/or the Euro, delays or problems in the implementation of Year 2000 initiatives and/or the Euro by the BAX Group and/or any public or private sector suppliers, service providers and customers, and delays or problems in the design and implementation of improvements to information systems.


                                      ----
                                       71

                             PITTSTON MINERALS GROUP
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   September 30            December 31
                                                                           1998                   1997
-------------------------------------------------------------------------------------------------------
                                                                    (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                            $    3,192                  3,394
Accounts receivable (net of estimated uncollectible amounts:
  1998 - $2,267; 1997 - $2,215)                                          68,939                 63,599
Inventories, at lower of cost or market:
  Coal inventory                                                         22,020                 31,644
  Other inventory                                                         3,602                  3,702
-------------------------------------------------------------------------------------------------------
                                                                         25,622                 35,346

Receivable - Pittston Brink's Group/BAX Group, net                       13,414                     --
Prepaid expenses                                                          6,913                  5,045
Deferred income taxes                                                    20,269                 25,136
-------------------------------------------------------------------------------------------------------
Total current assets                                                    138,349                132,520

Property, plant and equipment, at cost (net of accumulated
  depreciation, depletion and amortization:
  1998 - $155,585; 1997 - $164,386)                                     152,929                172,338
Deferred pension assets                                                  86,156                 83,825
Deferred income taxes                                                    54,853                 54,778
Coal supply contracts, net of accumulated amortization                   24,710                 41,703
Intangibles, net of accumulated amortization                            105,676                108,094
Receivable - Pittston Brink's Group/BAX Group, net                       13,327                 13,630
Other assets                                                             50,311                 47,294
-------------------------------------------------------------------------------------------------------
Total assets                                                         $  626,311                654,182
-------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt                                 $      397                    547
Accounts payable                                                         38,861                 50,585
Payable - Pittston Brink's Group/BAX Group, net                              --                  3,038
Accrued liabilities                                                      90,170                107,094
-------------------------------------------------------------------------------------------------------
Total current liabilities                                               129,428                161,264

Long-term debt, less current maturities                                 137,293                116,114
Postretirement benefits other than pensions                             229,418                223,836
Workers' compensation and other claims                                   83,603                 92,857
Mine closing and reclamation                                             38,195                 47,546
Other liabilities                                                        31,602                 31,137
Shareholder's equity                                                    (23,228)               (18,572)
-------------------------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                           $  626,311                654,182
-------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.


                                      ----
                                       72

                             PITTSTON MINERALS GROUP
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                           Three Months                    Nine Months
                                                     Ended September 30             Ended September 30
                                                   1998            1997            1998           1997
---------------------------------------------------------------------------------------------------------
Net sales                                    $  126,567         150,998         410,873        467,693

Cost and expenses:
Cost of sales                                   125,148         144,338         402,590        451,586
Selling, general and administrative expenses      7,599           7,768          24,450         22,484
---------------------------------------------------------------------------------------------------------
Total costs and expenses                        132,747         152,106         427,040        474,070
Other operating income, net                       9,445           1,902          14,230          7,349
---------------------------------------------------------------------------------------------------------
Operating profit (loss)                           3,265             794          (1,937)           972
Interest income                                     323             361             937            978
Interest expense                                 (2,366)         (2,810)         (7,409)        (8,169)
Other income (expense), net                          --               2               1           (900)
---------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                 1,222          (1,653)         (8,408)        (7,119)
Credit for income taxes                            (816)         (2,625)         (8,406)        (7,875)
---------------------------------------------------------------------------------------------------------
Net income (loss)                                 2,038             972              (2)           756
Preferred stock dividends, net                     (886)           (789)         (2,637)        (2,592)
---------------------------------------------------------------------------------------------------------
Net income (loss) attributed to common
  shares                                     $    1,152             183          (2,639)        (1,836)
---------------------------------------------------------------------------------------------------------

Net income (loss) per common share:
  Basic                                      $      .14             .02            (.32)          (.23)
  Diluted                                           .14             .02            (.32)          (.23)
---------------------------------------------------------------------------------------------------------

Cash dividends per common share              $    .0250           .1625           .2125          .4875
---------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding:
  Basic                                           8,370           8,096           8,302          8,055
  Diluted                                         8,371           8,110           8,302          8,055
---------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.


                                      ----
                                       73

                             PITTSTON MINERALS GROUP
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                                           Nine Months
                                                                                    Ended September 30
                                                                                   1998           1997
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net (loss) income                                                            $       (2)           756
Adjustments to reconcile net (loss) income to net cash (used)
  provided by operating activities:
  Depreciation, depletion and amortization                                       27,200         28,043
  Provision for deferred income taxes                                             4,791          5,137
  Credit for pensions, noncurrent                                                (2,308)        (2,079)
  Gain on sale of property, plant and equipment and
     other assets                                                                (4,108)        (1,676)
  Provision for uncollectible accounts receivable                                    61             12
  Equity in loss of unconsolidated affiliates, net of dividends received            775            763
  Other operating, net                                                            1,620            758
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
  (Increase) decrease in accounts receivable                                     (5,097)         6,680
  Decrease (increase) in inventories                                              7,622        (16,146)
  Increase in prepaid expenses                                                   (2,020)        (3,814)
  (Decrease) increase in accounts payable and accrued liabilities               (24,005)         1,601
  Increase in other assets                                                       (3,342)        (1,217)
  Increase (decrease) in other liabilities                                        2,429         (8,884)
  Decrease in workers' compensation and
     other claims, noncurrent                                                    (6,577)        (6,719)
  Other, net                                                                       (181)           140
-------------------------------------------------------------------------------------------------------
Net cash (used) provided by operating activities                                 (3,142)         3,355
-------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                                      (18,909)       (21,913)
Proceeds from disposal of property, plant and equipment                          18,329          3,612
Proceeds from disposition of assets                                               6,772             --
Acquisitions, net of cash acquired, and related contingency payments                 --           (791)
Other, net                                                                          252           (850)
-------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                                  6,444        (19,942)
-------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Additions to debt                                                                64,441         51,579
Reductions of debt                                                              (43,970)          (372)
Payments to Brink's Group                                                       (19,418)       (20,300)
Payments to BAX Group                                                                --         (6,949)
Repurchase of stock                                                                (308)          (617)
Proceeds from exercise of stock options                                              --             22
Dividends paid                                                                   (4,249)        (6,239)
-------------------------------------------------------------------------------------------------------
Net cash (used) provided by financing activities                                 (3,504)        17,124
-------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                               (202)           537
Cash and cash equivalents at beginning of period                                  3,394          3,387
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                   $    3,192          3,924
-------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.


                                      ----
                                       74

                             PITTSTON MINERALS GROUP
                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

(1) The financial statements of the Pittston Minerals Group (the "Minerals Group") include the balance sheets, results of operations and cash flows of the Pittston Coal Company ("Coal Operations") and Pittston Mineral Ventures ("Mineral Ventures") operations of The Pittston Company (the "Company"), and a portion of the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The Minerals Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate amounts reflected in these financial statements are determined based upon methods which management believes to provide a reasonable and equitable estimate of the costs attributable to the Minerals Group.

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

(2) The following is a reconciliation between the calculation of basic and diluted net income (loss) per share:

                                           Three Months                     Nine Months
                                     Ended September 30              Ended September 30
Minerals Group                         1998        1997                1998        1997
----------------------------------------------------------------------------------------
Numerator:
Net income (loss)               $     2,038         972                  (2)       756
Convertible Preferred
   Stock dividends, net                (886)       (789)             (2,637)    (2,592)
----------------------------------------------------------------------------------------
Net income (loss) - Basic
   and diluted net income (loss)
   attributed to common shares
   per share numerator                1,152         183              (2,639)    (1,836)

Denominator:
Basic weighted average
common shares outstanding             8,370       8,096               8,302      8,055
----------------------------------------------------------------------------------------
Effect of dilutive securities:
   Employee stock options                 1          14                  --         --
----------------------------------------------------------------------------------------
Diluted weighted average
   common shares outstanding          8,371       8,110               8,302      8,055
----------------------------------------------------------------------------------------


        Options to purchase 625 shares of Minerals Stock, at prices between $5.63 and $25.74 per share, were outstanding during the three months ended September 30, 1998 but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 787 shares of Minerals Stock, at prices between $4.19 and $25.74 per share, were outstanding during the nine months ended September 30, 1998 but were not included in the computation of diluted net loss per share because the effect of all options would be antidilutive.


                                      ----
                                       75

        Options to purchase 449 shares of Minerals Stock, at prices between $11.63 and $25.74 per share, were outstanding during the three months ended September 30, 1997 but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 721 shares of Minerals Stock, at prices between $8.64 and $25.74 per share, were outstanding during the nine months ended September 30, 1997 but were not included in the computation of diluted net loss per share because the effect of all options would be antidilutive.

        The conversion of the Convertible Preferred Stock to 1,764 shares of Minerals Stock has been excluded in the computation of diluted net income (loss) per share for the three and nine months ended September 30, 1998 because the effect of the assumed conversions would be antidilutive. The conversion of the Convertible Preferred Stock to 1,789 and 1,792 shares of the Minerals Stock has been excluded in the calculation of diluted net income (loss) for the three and nine months ended September 30, 1997, respectively, because the effect of the assumed conversions would be antidilutive.

(3) Depreciation, depletion and amortization of property, plant and equipment totaled $5,240 and $16,583 in the third quarter and nine month period of 1998, respectively, compared to $5,986 and $17,344 in the third quarter and nine month period of 1997, respectively.

(4) Cash payments made for interest and income taxes, net of refunds received, were as follows:

                                   Three Months                     Nine Months
                             Ended September 30              Ended September 30
                             1998          1997             1998           1997
---------------------------------------------------------------------------------
Interest             $      2,703         2,973            8,014          8,356
---------------------------------------------------------------------------------
Income taxes         $     (4,527)       (6,059)         (16,516)       (17,819)
---------------------------------------------------------------------------------


(5) During the second quarter of 1998, Coal Operations disposed of certain assets of its Elkay mining operation in West Virginia. The assets were sold for cash of approximately $18,000, resulting in a pre-tax loss of approximately $2,200.

(6) Under the share repurchase programs authorized by the Board of Directors, the Company purchased shares in the periods presented as follows:

                                                        Three Months              Nine Months
                                                  Ended September 30       Ended September 30
         (Dollars in millions)                       1998       1997        1998         1997
         --------------------------------------------------------------------------------------
         Convertible Preferred Stock:
            Shares                                    --         1.5         0.4          1.5
            Cost                             $        --         0.6         0.1          0.6
            Excess carrying amount (a)       $        --         0.1        0.02          0.1
         --------------------------------------------------------------------------------------


       (a) The excess of the carrying amount of the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Minerals Group and the Company's Statement of Operations.

       At September 30, 1998, the Company had the remaining authority to purchase over time 1,000 shares of Minerals Stock and an additional $24,236 of its Convertible Preferred Stock. The remaining aggregate purchase cost limitation for all common stock was $9,189.


                                      ----
                                       76

        In November 1998, the Board authorized a revised common share repurchase authority program which allows for the purchase, from time to time, of up to 1,000 shares of Minerals Stock, with an aggregate purchase cost limitation for all common stock of $25,000; such shares are to purchased from time to time in the open market or in private transactions, as conditions warrant.

(7) The Minerals Group adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," in the first quarter of 1998. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. Total comprehensive income (loss), which is composed of net income (loss) attributable to common shares and foreign currency translation adjustments, for the three months ended September 30, 1998 and 1997 was $411 and ($606), respectively. Total comprehensive loss for the nine months ended September 30, 1998 and 1997 was $4,219 and $3,643, respectively.

        Effective January 1, 1998, the Company implemented AICPA Statement of Position ("SOP") No. 98-1 "Accounting for the Costs of Computer Software Developed for Internal Use". SOP No. 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software.

(8) The Minerals Group will adopt a new accounting standard, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", in the financial statements for the year ending December 31, 1998. SFAS No. 131 requires publicly-held companies to report financial and descriptive information about operating segments in financial statements issued to shareholders for interim and annual periods. SFAS No. 131 also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The adoption of this SFAS is not expected to have a material impact on the financial statements of the Minerals Group.

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Minerals Group for the year beginning January 1, 2000, with early adoption encouraged. The Minerals Group is currently evaluating the timing of adoption, which may be as soon as the fourth quarter of 1998, and the effect that implementation of the new standard will have on its results of operations and financial position.

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

(10) In the opinion of management, all adjustments have been made which are necessary for a fair presentation of results of operations and financial condition for the periods reported herein. All such adjustments, except as disclosed, are of a normal recurring nature.


                                      ----
                                       77

                             PITTSTON MINERALS GROUP
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

The financial statements of the Pittston Minerals Group ("Minerals Group") include the balance sheets, results of operations and cash flows of the Pittston Coal Company ("Coal Operations") and Pittston Mineral Ventures ("Mineral Ventures") operations of The Pittston Company (the "Company"), and a portion of the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment. The Minerals Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate amounts reflected in these financial statements are determined based upon methods which management believes to provide a reasonable and equitable estimate of the costs attributable to the Minerals Group.

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

                              RESULTS OF OPERATIONS

                                                           Three Months                    Nine Months
                                                     Ended September 30             Ended September 30
(In thousands)                                     1998            1997            1998           1997
--------------------------------------------------------------------------------------------------------
Net Sales:
  Coal Operations                            $  122,867         145,616         398,963        454,282
  Mineral Ventures                                3,700           5,382          11,910         13,411
--------------------------------------------------------------------------------------------------------
Net sales                                    $  126,567         150,998         410,873        467,693
--------------------------------------------------------------------------------------------------------

Operating profit (loss):
  Coal Operations                            $    5,854           2,640           6,642          7,495
  Mineral Ventures                               (1,084)           (347)         (1,409)        (2,112)
--------------------------------------------------------------------------------------------------------
Segment operating profit                          4,770           2,293           5,233          5,383
General corporate expense                        (1,505)         (1,499)         (7,170)        (4,411)
--------------------------------------------------------------------------------------------------------
Operating profit (loss)                      $    3,265             794          (1,937)           972
--------------------------------------------------------------------------------------------------------





                                      ----
                                       78

In the third quarter of 1998, the Minerals Group reported net income of $2.0 million compared to net income of $1.0 million in the third quarter of 1997. In the third quarter of 1998 operating profit totaled $3.3 million (including a $5.4 million gain on the sale of two idle coal properties in West Virginia and a loading dock in Kentucky and a $2.6 million gain on a litigation settlement) as compared to operating profit of $0.8 million in the 1997 quarter. Net sales during the third quarter of 1998 decreased $24.4 million (16%) compared to the corresponding 1997 quarter.

In the first nine months of 1998, the Minerals Group reported break-even results compared to net income of $0.8 million during 1997. The operating loss in the nine months ended September 30, 1998 was $1.9 million compared to an operating profit of $1.0 million in the corresponding 1997 period. The 1998 operating profit included a net benefit of approximately $6.0 million related to net gains on the sale of assets and from a gain on a litigation settlement. Net sales during the nine month period of 1998 decreased $56.8 million (12%) compared to the 1997 period.

COAL OPERATIONS

The following are tables of selected financial data for Coal Operations on a comparative basis:

                                                           Three Months                    Nine Months
                                                     Ended September 30             Ended September 30
(In thousands)                                     1998            1997            1998           1997
--------------------------------------------------------------------------------------------------------
Net sales                                    $  122,867         145,616         398,963        454,282
--------------------------------------------------------------------------------------------------------

Cost of sales                                   122,374         140,287         394,076        440,170
Selling, general and
  administrative expenses                         4,555           5,009          13,232         14,720
--------------------------------------------------------------------------------------------------------
Total costs and expenses                        126,929         145,296         407,308        454,890
Other operating income, net                       9,916           2,320          14,987          8,103
--------------------------------------------------------------------------------------------------------
Operating profit                             $    5,854           2,640           6,642          7,495
--------------------------------------------------------------------------------------------------------

Coal sales (tons):
  Metallurgical                                   1,868           1,863           5,794          5,577
  Steam                                           2,197           3,046           7,432          9,569
--------------------------------------------------------------------------------------------------------
Total coal sales                                  4,065           4,909          13,226         15,146
--------------------------------------------------------------------------------------------------------

Production/purchased (tons):
  Deep                                            1,340           1,320           4,097          3,746
  Surface                                         1,551           2,594           5,361          7,991
  Contract                                          182             352             624          1,090
--------------------------------------------------------------------------------------------------------
                                                  3,073           4,266          10,082         12,827
Purchased                                           834             769           2,845          3,072
--------------------------------------------------------------------------------------------------------
Total                                             3,907           5,035          12,927         15,899
--------------------------------------------------------------------------------------------------------






                                      ----
                                       79

                                                           Three Months                    Nine Months
(In thousands,                                       Ended September 30             Ended September 30
except per ton amounts)                            1998            1997            1998           1997
--------------------------------------------------------------------------------------------------------
Net coal sales (a)                           $  121,138         143,958         393,167        447,959
Current production costs
  of coal sold (a)                              113,310         131,591         365,204        413,717
--------------------------------------------------------------------------------------------------------
Coal margin                                       7,828          12,367          27,963         34,242
Non-coal margin                                     479             436           1,718          1,681
Other operating income, net                       9,916           2,320          14,987          8,103
--------------------------------------------------------------------------------------------------------
Margin and other income                          18,223         15,123           44,668         44,026
--------------------------------------------------------------------------------------------------------
Other costs and expenses:
  Idle equipment and closed mines                 1,008             623           4,293          1,180
  Inactive employee cost                          6,806           6,851          20,501         20,631
  Selling, general and
    administrative expenses                       4,555           5,009          13,232         14,720
--------------------------------------------------------------------------------------------------------
Total other costs and expenses                   12,369          12,483          38,026         36,531
--------------------------------------------------------------------------------------------------------
Operating profit                             $    5,854           2,640           6,642          7,495
--------------------------------------------------------------------------------------------------------
Coal margin per ton:
  Realization                                $    29.80           29.33           29.72          29.58
  Current production costs                        27.87           26.81           27.61          27.32
--------------------------------------------------------------------------------------------------------
Coal margin                                  $     1.93            2.52            2.11           2.26
--------------------------------------------------------------------------------------------------------


(a) Excludes non-coal components.

Coal Operations generated an operating profit of $5.9 million in the third quarter of 1998 which included a $5.4 million gain on the sale of two idle coal properties in West Virginia and a loading dock in Kentucky and a $2.6 million gain on a litigation settlement. The third quarter operating profit compared to an operating profit of $2.6 million recorded in the 1997 third quarter. Sales volume of 4.1 million tons in the third quarter of 1998 was 17% less than the
4.9 million tons sold in the prior year quarter. Compared to the third quarter of 1997, steam coal sales in 1998 decreased by 0.8 million tons (28%), to 2.2 million tons, while metallurgical coal sales remained unchanged at 1.9 million tons. The lower steam coal sales in the 1998 third quarter were primarily due to the sale of certain Elkay Assets (discussed below) as well as an unplanned outage at a major steam coal utility customer. Steam coal sales represented 54% of total volume in 1998 and 62% in 1997.

Total coal margin of $7.8 million for the third quarter of 1998 represented a decrease of $4.5 million from the comparable 1997 period. The decrease in total coal margin reflects lower sales volume combined with a 23% decrease ($0.59 per ton) in coal margin per ton. The overall change in coal margin per ton during the 1998 quarter was predominantly impacted by the decrease in metallurgical coal margins. Metallurgical margins were negatively impacted in the three months ended September 30, 1998 by lower realizations per ton resulting from lower negotiated pricing with metallurgical customers for the new contract year which began April 1, 1998 as well as higher production costs per ton. Steam coal margin remained essentially unchanged in the 1998 third quarter as higher realizations per ton were offset by higher production costs per ton.


                                      ----
                                       80

In addition to these factors, total coal margin per ton was impacted by a change in both the production and sales mix due to the sale of certain steam coal producing assets at the Coal Operation's Elkay mine ("Elkay Assets") discussed below. Despite the decreases in metallurgical coal realization per ton, overall realization increased $0.47 per ton as a greater proportion of coal sales came from metallurgical coal which generally has a higher realization per ton than steam coal. In addition, the current production cost of coal sold increased $1.06 per ton to $27.87 in the third quarter of 1998 from the third quarter of 1997 primarily due to a higher proportion of deep mine production which is generally more costly. Metallurgical sales in 1999 are expected to be lower as a result of the disadvantage caused by the relative strength of the U.S. dollar versus currencies of other metallurgical coal producing countries.

Production in the 1998 third quarter decreased 1.2 million tons over the 1997 third quarter to 3.1 million tons due to the sale of certain Elkay Assets (discussed below). Purchased coal remained constant at 0.8 million tons. Surface production accounted for 51% and 62% of the total production in the 1998 and 1997 third quarters, respectively. Productivity of 33.3 tons per man day in the 1998 third quarter decreased from the 38.7 tons per man day in the 1997 third quarter primarily due to the increased percentage of deep mine production.

Non-coal margin, which reflects earnings from the oil, gas and timber businesses, amounted to $0.5 million and $0.4 million in the third quarters of 1998 and 1997, respectively. Other operating income, which primarily includes gains and losses on sales of property and equipment and third party royalties, amounted to $9.9 million in the third quarter of 1998 as compared to $2.3 million in the comparable period of 1997. This increase was due to a $5.4 million gain on the sale of two idle coal properties in West Virginia and a loading dock in Kentucky, and a $2.6 million gain on a litigation settlement.

Idle equipment and closed mine costs increased $0.4 million in the 1998 third quarter from the comparable 1997 quarter due to additional costs at mines that were idled in the quarter. Inactive employee costs, which represent long-term employee liabilities for pension and retiree medical costs, were essentially unchanged at $6.8 million for the third quarter of 1998. Coal Operations anticipates that costs related to certain of these long-term benefit obligations will increase in 1999 due to reductions in the amortization of actuarial gains, a decrease in discount rates and higher premiums for the Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act"). As a result of recent legal developments involving the Coal Act, and based on recent communications from representatives of the Coal Act's Combined Fund, the Company anticipates an increase in its assessments under the Coal Act for the twelve month period beginning October 1, 1998, approximating $1.7 million. This increase consists of charges for certain benefits which are provided for by the Coal Act, but which previously have been covered by other funding sources. As with all the Company's Coal Act assessments, this amount is to be paid in 12 equal monthly installments over the plan year beginning October 1, 1998. The Company is unable to determine at this time whether these or other additional amounts will apply in future plan years. Selling, general and administrative expenses decreased $0.5 million (9%) in the third quarter of 1998 from the 1997 third quarter due to continued Coal Operations cost control efforts.

In July 1998, Coal Operations completed the sale of two idle coal properties in West Virginia and a loading dock in Sandlick, Kentucky for a pre-tax gain of $5.4 million. These asset disposals, along with the sale of certain Elkay Assets (discussed below), continue the Coal Operations' program of disposing of idle and under-performing assets in order to improve overall returns, generate cash and reduce its reclamation activities. Later this year Coal Operations plans to begin to develop a major underground metallurgical coal mine on company-owned reserves in Virginia at an estimated total cost of $25 million to $30 million, most of which will be spent in 2000. At full production, scheduled for sometime in 2001, this mine is expected to produce average annual production of approximately 1.3 million tons from a proven and probable reserve of approximately 15.0 million tons.


                                      ----
                                       81

During the first nine months of 1998, Coal Operations generated an operating profit of $6.6 million compared to $7.5 million in the corresponding 1997 period. The 1998 operating profit included a net benefit of approximately $6.0 million related to net gains on the sale of assets and from a gain on a litigation settlement. Sales volume of 13.2 million tons in this 1998 period was
1.9 million tons less than the 1997 period. Metallurgical coal sales increased by 0.2 million tons (4%) to 5.8 million tons and steam coal sales decreased by
2.1 million tons (22%) to 7.4 million tons compared to the prior year primarily due to the reduced production at the Elkay mine and the subsequent sale of certain Elkay Assets (discussed below). Steam coal sales represented 56% of the total 1998 sales volume as compared to 63% in 1997.

For the first nine months of 1998, coal margin was $28.0 million, a decrease of $6.3 million over the 1997 period. Coal margin per ton decreased to $2.11 per ton in the first nine months of 1998 from $2.26 per ton for the same period of 1997. This overall decrease in coal margin per ton during the first nine months of 1998 was due to a decrease in metallurgical coal margins which was amplified by a change in the sales and production mix as noted above in the discussion of the quarterly trends.

The current production cost of coal sold for the first nine months of 1998 was $27.61 per ton as compared to $27.32 per ton for 1997. While production cost per ton increased primarily due to a larger proportion of the higher cost deep mine production, these increases were partially offset by a $1.3 million benefit related to a favorable ruling issued by the U.S. Supreme Court on the unconstitutionality of the Harbor Maintenance Tax. Production for the year-to-date 1998 period totaled 10.1 million tons, a decrease from the 1997 period production of 12.8 million tons, due in large part to the reduced production at the Elkay mine and subsequent sale of certain Elkay Assets (discussed below.) Surface production accounted for 54% and 63% of the total production in the 1998 and 1997 periods, respectively. Productivity of 34.5 tons per man day during the period decreased from the 37.6 tons per man day in 1997 primarily due to the increased percentage of deep mine production.

The non-coal margin was $1.7 million for the first nine months of both 1998 and 1997. Other operating income increased $6.9 million for the 1998 period due to higher gains on sales of assets and litigation settlements in 1998.

Idle equipment and closed mine costs increased $3.1 million in the first nine months of 1998 as compared to 1997, primarily due to inventory writedowns of $2.0 million associated with the sale of certain Elkay Assets (discussed below), along with costs relating to mines that went idle in 1998. Inactive employee costs, which primarily represent long-term employee liabilities for pension and retiree medical costs, decreased slightly by $0.1 million to $20.5 million in the 1998 nine months. As discussed more fully in the above third quarter discussion of results, Coal Operations anticipates that costs related to certain of these long-term benefit obligations will increase in 1999 due to reductions in the amortization of actuarial gains, a decrease in discount rates and higher premiums for the Coal Industry Retiree Health Benefit Act of 1992. Selling, general and administrative expenses declined by $1.5 million (10%) in the nine months of 1998 as compared to the 1997 period, as a result of Coal Operations cost control efforts.

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


                                      ----
                                       82

The Coal Operation's principal labor agreement with the UMWA is subject to termination after December 31, 1998. Informal discussions for a successor contract have begun and the Company believes a new agreement will be reached prior to that time.

Coal Operations continues cash funding for charges recorded in prior years for facility closure costs recorded as restructuring and other charges in the Statement of Operations. The following table analyzes the changes in liabilities during the first nine months of 1998 for such costs:

                                                                               Employee
                                                                   Mine    Termination,
                                                                    and         Medical
                                                                  Plant             and
                                                                Closure       Severance
(In thousands)                                                    Costs           Costs          Total
-------------------------------------------------------------------------------------------------------
Balance as of December 31, 1997                       $          11,143          19,703         30,846
Payments                                                            827           1,447          2,274
Other reductions (a)                                                999              --            999
-------------------------------------------------------------------------------------------------------
Balance as of September 30, 1998                      $           9,317          18,256         27,573
-------------------------------------------------------------------------------------------------------

(a) Other reductions represent liabilities transferred in the sale of certain coal properties and assets in 1998.


MINERAL VENTURES

The following is a table of selected financial data for Mineral Ventures on a comparative basis:

                                                           Three Months                    Nine Months
(Dollars in thousands, except                        Ended September 30             Ended September 30
per ounce data)                                    1998            1997            1998           1997
--------------------------------------------------------------------------------------------------------
Stawell Gold Mine:
  Gold sales                                  $   3,691           5,396          11,864         13,395
  Other revenue (expense)                             9             (14)             46             16
--------------------------------------------------------------------------------------------------------
Net sales                                         3,700           5,382          11,910         13,411

Cost of sales (a)                                 2,753           4,021           8,495         11,319
Selling, general and
  administrative expenses (a)                       298             331             837          1,010
--------------------------------------------------------------------------------------------------------
Total costs and expenses                          3,051           4,352           9,332         12,329
--------------------------------------------------------------------------------------------------------
Operating profit - Stawell
  Gold Mine                                         649           1,030           2,578          1,082
Other operating expense, net                     (1,733)         (1,377)         (3,987)        (3,194)
--------------------------------------------------------------------------------------------------------
Operating loss                                  $(1,084)           (347)         (1,409)        (2,112)
--------------------------------------------------------------------------------------------------------

Stawell Gold Mine:
  Mineral Ventures' 50% direct share:
    Ounces sold                                  11,796          11,176          34,751         31,417
    Ounces produced                              11,848          11,516          34,747         31,782
  Average per ounce sold (US$):
    Realization (b)                           $     313             483             341            426
    Cash cost                                       205             263             210            318
--------------------------------------------------------------------------------------------------------


(a) Excludes $21 and $19, and $1,241 and $3,211, of non-Stawell related cost of sales and selling, general and administrative expenses for the three and nine months ended September 30, 1998, respectively. Excludes $30 and $97, and $924 and $2,343, of non-Stawell related cost of sales and selling, general and administrative expenses for the three and nine months ended September 30, 1997, respectively. Such costs are included in the cost of sales and selling, general and administrative expenses in the Minerals Group Statement of Operations.
(b) Realization data for 1997 includes allocation of the proceeds from the liquidation of a gold forward sale hedge position in July 1997.


                                      ----
                                       83

Mineral Ventures primarily consists of a 50% direct and a 17% indirect interest, through Mineral Ventures' 34.1% interest in Mining Project Investors ("MPI") in Australia, in the Stawell gold mine ("Stawell") in western Victoria, Australia. During the third quarter 1998, Mineral Ventures generated an operating loss of $1.1 million, an increase of $0.8 million compared to the loss of $0.3 million in the third quarter of 1997. Mineral Ventures' 50% direct interest in Stawell's operations generated net sales of $3.7 million in the third quarter of 1998 which were lower than the $5.4 million of net sales in the 1997 period as the 1997 period included the benefits of above-market forward gold sales. Lower gold realizations were also affected by declining market prices partially offset by an increase in ounces of gold sold from 11.2 thousand ounces to 11.8 thousand ounces. The third quarter operating profit at Stawell of $0.6 million decreased $0.4 million over the prior year quarter reflecting a $58 per ounce decrease (22%) in the cash cost of gold sold, which was more than offset by a $170 per ounce decrease (35%) in average realization. Production costs were lower in the 1998 quarter due to a weaker Australian dollar. In addition, production costs in the 1997 quarter were adversely impacted by a $0.75 million write-off related to a collapse of a ventilation shaft during its construction.

During the first nine months of 1998, Mineral Ventures generated an operating loss of $1.4 million as compared to an operating loss of $2.1 million in the 1997 period. Mineral Ventures' 50% direct interest in Stawell's operations generated net sales of $11.9 million in the first nine months of 1998 compared to $13.4 million in the 1997 period. The $1.5 million decrease was primarily due to lower gold realizations resulting from declining market prices, offset by increases in the ounces of gold sold from 31.4 thousand ounces to 34.8 thousand ounces (11%). The operating profit at Stawell of $2.6 million was $1.5 million higher than operating profit in 1997 primarily the result of a $108 per ounce decrease (34%) in the cash cost of gold sold offset, in part, by a $85 per ounce decrease (20%) in the selling price of gold. Production costs were lower in 1998 primarily due to a weaker Australian dollar. In addition, Stawell's costs in 1997 were negatively impacted by temporary unfavorable ground conditions and the collapse of a new ventilation shaft during its construction resulting in lower production and higher costs.

As of September 30, 1998, approximately 21% of Mineral Ventures' share of the total proven and probable reserves had been sold forward under forward sales contracts that mature periodically through mid-2000. Based on contracts in place and current market conditions, full year 1998 average realizations are expected to be between $330 and $335 per ounce of gold sold. At September 30, 1998, remaining proven and probable gold reserves at the Stawell mine were estimated at 382 thousand ounces.

Other operating expense, net, was $1.7 million and $4.0 million in the three and nine months ended September 30, 1998, respectively, compared to $1.4 million and $3.2 million in the three and nine months ended September 30, 1997, respectively. It includes equity earnings from joint ventures, primarily consisting of Mineral Ventures' 17% indirect interest in Stawell's operations and gold exploration costs for all operations excluding Stawell.

In addition to its interest in Stawell, Mineral Ventures has a 17% indirect interest through MPI in the Silver Swan base metals property in Western Australia. In October 1998 MPI announced its intent to sell its 50% interest in the Black Swan Nickel Joint Venture (including the Silver Swan mine) to one of its shareholders, Outokumpu, subject to conditions precedent, for a combination of cash and Outokumpu's share holding in MPI. This transaction was completed in November 1998. As a result of this transaction Mineral Ventures' current 34.1% share of ownership in MPI has increased to approximately 45% on a fully diluted basis. MPI will continue its gold mining and exploration programs in Australia and North America.


                                      ----
                                       84

FOREIGN OPERATIONS

A portion of the Minerals Group's financial results is derived from activities in Australia, which has a local currency other than the U.S. dollar. Because the financial results of the Minerals Group are reported in U.S. dollars, they are affected by the changes in the value of the foreign currency in relation to the U.S. dollar. Rate fluctuations may adversely affect transactions which are denominated in the Australian dollar. The Minerals Group routinely enters into such transactions in the normal course of its business. The Company, on behalf of the Minerals Group, from time to time, uses foreign currency forward contracts to hedge the currency risks associated with certain transactions. Similarly, Mineral Ventures. MPI affiliate primarily utilizes forward sales contracts to hedge certain currency and gold price exposures related to its operations. Realized and unrealized gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged.

The Minerals Group is also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions.

CORPORATE EXPENSES

A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Minerals Group based on utilization and other methods and criteria which management believes to be a reasonable and equitable estimate of the costs attributable to the Minerals Group. These attributions were $1.5 million for the third quarter of both 1998 and 1997 and $7.2 million and $4.4 million for the first nine months of 1998 and 1997, respectively. Corporate expenses in the nine months of 1998 include additional expenses of approximately $5.8 million related to a retirement agreement between the Company and its former Chairman and CEO. Approximately $2.0 million of this $5.8 million of expenses have been attributed to the Minerals Group. Corporate expenses in the 1998 year-to-date period also include costs associated with a severance agreement with a former member of the Company's senior management.

OTHER OPERATING INCOME, NET

Other operating income, net increased $7.5 million and $6.9 million for the three and nine month periods ended September 30, 1998, respectively. Other operating income, net principally includes equity in earnings of unconsolidated affiliates, royalty income and gains and losses from sales of coal property and equipment. The increase in the third quarter of 1998 relates to a $5.4 million gain on the sale of idle coal properties and a loading dock facility, combined with a $2.6 million gain on a favorable litigation settlement. The increase in the nine month period of 1998 is due to higher gains on asset sales and litigation settlements.

NET INTEREST EXPENSE

Net interest expense decreased $0.4 million and $0.7 million in the three and nine month periods ended September 30, 1998 and 1997, respectively. The decrease is due to lower average borrowings during the 1998 periods.

INCOME TAXES

In all the 1998 and 1997 periods presented, a credit for income taxes was recorded, due primarily to tax benefits of percentage depletion coupled with the benefits of pre-tax losses in certain of those periods.

                               FINANCIAL CONDITION

A portion of the Company's corporate assets and liabilities has been attributed to the Minerals Group based upon utilization of the shared services from which assets and liabilities are generated. Management believes this attribution to be a reasonable and equitable estimate of the costs attributable to the Minerals Group.


                                      ----
                                       85

CASH FLOW REQUIREMENTS

Operating activities for the first nine months of 1998 used cash of $3.1 million, compared to cash provided of $3.4 million of cash provided in 1997. In the 1998 period, cash flow from operations declined due to lower earnings combined with an increase in the amount required to fund operating assets and liabilities. Offsetting these operating requirements was approximately $23 million in cash proceeds from the sales of Elkay Assets, idle coal properties and the loading dock facility discussed previously. Additional requirements for capital expenditures and other investing activities, repayments to the Brink's Group and net costs of share activity, partially offset with additional net borrowings, resulted in a decrease in cash and cash equivalents of $0.2 million.

CAPITAL EXPENDITURES

Cash capital expenditures for the first nine months of 1998 and 1997 totaled $18.9 million and $21.9 million, respectively. During the 1998 period, Coal Operations and Mineral Ventures spent $16.3 million and $2.4 million, respectively. For full year 1998, the Minerals Group's cash capital expenditures are expected to approximate $25 million to $30 million, including expenditures related to the new underground metallurgical coal mine previously discussed.

FINANCING

The Minerals Group intends to fund cash capital expenditures through anticipated cash flow from operating activities or through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements, other borrowing arrangements or borrowings from the Brink's Group.

Total debt outstanding at September 30, 1998 was $137.7 million, an increase of $21.0 million from the $116.7 million outstanding at December 31, 1997. These increased borrowings, which funded cash flow requirements including repayment of amounts owed to the Brink's Group, were made primarily under the credit agreement discussed below.

The Company has a $350.0 million credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million. As of September 30, 1998 and December 31, 1997, borrowings of $100.0 million were outstanding under the term loan portion of the Facility and $103.1 million and $25.9 million, respectively, of additional borrowings were outstanding under the remainder of the Facility. Of the outstanding amounts under the Facility at September 30, 1998, and December 31, 1997, $136.3 million and $115.0 million, respectively, were attributed to the Minerals Group.

RELATED PARTY TRANSACTIONS

At September 30, 1998, under interest bearing borrowing arrangements, the Minerals Group owed the Brink's Group $7.6 million, a decrease of $19.4 million from the $27.0 million owed at December 31, 1997. The Minerals Group did not owe any amounts to the BAX Group at September 30, 1998 or December 31, 1997.

At September 30, 1998, the Brink's Group owed the Minerals Group $19.2 million versus $19.4 million at December 31, 1997 for tax benefits. Approximately $12.0 million is expected to be paid within one year. Also at September 30, 1998, the BAX Group owed the Minerals Group $15.1 million versus $18.2 million at December 31, 1997 for tax benefits. Approximately $9.0 million is expected to be paid within one year.

OFF-BALANCE SHEET INSTRUMENTS

Interest rate contracts - The Company has three interest rate swap agreements that effectively convert a portion of the interest on its $100.0 million variable rate term loan to fixed rates. The first fixes the interest rate at 5.84% on $20.0 million in face amount of debt, the second fixes the interest rate at 5.86% on $20.0 million in face amount of debt, and the third fixes the interest rate at 5.80% on $20.0 million in face amount of debt. The first two agreements mature in May 2001, while the third agreement matures in May 2000. As of September 30, 1998, the fair value adjustment of all of these agreements was ($1.4 million).


                                      ----
                                       86

The Company, on behalf of the Minerals Group, has hedged a portion of its diesel fuel requirements through several commodity option transactions that are intended to protect against significant increases in diesel fuel prices. At September 30, 1998, these transactions aggregated 3.1 million gallons and mature periodically throughout 1999. The fair value of these fuel hedge transactions may fluctuate over the course of the contract period due to changes in the supply and demand of oil and refined products. Thus, the economic gain or loss, if and upon settlement of the contracts may differ from the fair value of the contracts at an interim date. At September 30, 1998 the fair value adjustment of these contracts was not significant.

Foreign currency forward contracts - The Company, on behalf of the Minerals Group, enters into foreign currency forward contracts, from time to time, with a maturity of up to two years as a hedge against liabilities denominated in the Australian dollar. These contracts minimize the Minerals Group's exposure to exchange rate movements related to cash requirements of Australian operations denominated in Australian dollars. At September 30, 1998, the notional value of foreign currency forward contracts outstanding was $14.4 million and the fair value adjustment approximated ($1.9) million.

Gold contracts - In order to protect itself against downward movements in gold prices, the Company, on behalf of the Minerals Group, hedges a portion of its share of gold sales from the Stawell gold mine primarily through forward sales contracts. At September 30, 1998, 41,000 ounces of gold, representing approximately 21% of the Minerals Group's share of Stawell's proven and probable reserves, were sold forward under forward sales contracts that mature periodically through mid-2000. Because only a portion of its future production is currently sold forward, the Minerals Group can take advantage of increases and is exposed to decreases in the spot price of gold. At September 30, 1998, the fair value of the Minerals Group's forward sales contracts was ($0.7) million.

READINESS FOR YEAR 2000: SUMMARY

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. If not corrected, many date-sensitive applications could fail or create erroneous results by or in the year 2000. The Minerals Group understands the importance of having systems and equipment operational through the year 2000 and beyond and is committed to addressing these challenges while continuing to fulfill its business obligations to its customers and business partners. Both Coal Operations and Mineral Ventures have established Year 2000 Project Teams intended to make their information technology assets, including embedded microprocessors ("IT assets"), non-IT assets, products, services and infrastructure Year 2000 ready.

READINESS FOR YEAR 2000: STATE OF READINESS

The Minerals Group Year 2000 Project Team has divided its Year 2000 readiness programs into four phases: (I) assessment, (ii) remediation/replacement, (iii) testing, and (iv) integration. At September 30, 1998, the majority of the Group's core IT assets are either already Year 2000 ready or in the testing or integration phases. Those assets that are not yet Year 2000 ready are scheduled to be remediated or replaced by the second quarter of 1999, with testing and integration to begin concurrently. The Minerals Group plans to have completed all phases of its Year 2000 readiness program on a timely basis prior to Year 2000. As of September 30, 1998, approximately 75% and 50% of the Minerals Group's hardware systems and embedded systems, respectively, have been tested and verified as Year 2000 ready.

As part of their Year 2000 projects, Coal Operations and PMV have sent questionnaires to significant suppliers, customers and others with which they do business, regarding their Year 2000 readiness and is attempting to identify significant problem areas with respect to these business partners. The Minerals Group is relying on such third parties representations regarding their own readiness for Year 2000. The extent to which any of these potential problems may have a material adverse impact on the Minerals Group's operations is being assessed and will continue to be assessed throughout 1999.

Further, the Minerals Group relies upon government agencies, utility companies, rail carriers, telecommunication service companies and other service providers outside of the Minerals Group's control. As with most companies, the companies of the Minerals Group are vulnerable to significant suppliers' inability to remedy their own Year 2000 issues. As the Minerals Group cannot fully control the conduct of its suppliers, there can be no guarantee that Year 2000 problems originating with a supplier or another third party will not occur.


                                      ----
                                       87

READINESS FOR YEAR 2000: COSTS TO ADDRESS

The Minerals Group anticipates that the costs of Year 2000 identification, assessment, remediation and testing will approximate $1.0 million, the majority of which will be incurred by Coal Operations. In addition, the Minerals Group will incur approximately $0.9 million for costs to purchase and/or development and implement certain information technology systems whose implementation have been accelerated as a result of the Year 2000 readiness issue. Again, the majority of these costs will be incurred by Coal Operations. Of the total anticipated Minerals Group Year 2000 costs of approximately $1.9 million, $1.0 million was incurred through September 30, 1998 with the remainder to be incurred through the end of 1999.

READINESS FOR YEAR 2000: THE RISKS OF THE YEAR 2000 ISSUES

The Minerals Group believes that its internal information technology systems will be renovated successfully prior to year 2000. All "Mission Critical" systems have been identified that would cause the greatest disruption to the organization. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures should have no material or significant adverse effect on the results of operations, liquidity or financial condition of the Minerals Group.

The Minerals Group believes it has identified its likely worst case scenario. The Minerals Group's likely worst case scenario, assuming no external failures such as power outages or delays in railroad transportation services, could be delays in invoicing customers and payment of vendors. This likely worst case scenario, should it occur, is not expected to result in a material impact on the Minerals Group's financial statements. The Minerals Group production of coal and gold is not heavily dependent on computer technology and would continue with limited impact.

READINESS FOR YEAR 2000: CONTINGENCY PLAN

The Minerals Group has not yet developed a contingency plan for dealing with its most likely worse case scenario. The Minerals Group is expected to develop a contingency plan. The foundation for the Minerals Group's Year 2000 Program is to ensure that all mission-critical systems are renovated/replaced and tested at least three months prior to when a Year 2000 failure might occur if the program were not undertaken. Year 2000 is the number one priority within the Minerals Group's IT organization with full support of the Group's executive management. In addition, as a normal course of business, the Minerals Group maintains and deploys contingency plans designed to address various other potential business interruptions. These plans may be applicable to address the interruption of support provided by third parties resulting from their failure to be Year 2000 ready.

READINESS FOR YEAR 2000; FORWARD LOOKING INFORMATION

This discussion of the Minerals Group's readiness for Year 2000, including statements regarding anticipated completion dates for various phases of the Minerals Group's Year 2000 project, estimated costs for Year 2000 readiness, the determination of likely worst case scenarios, actions to be taken in the vent of such worst case scenarios and the impact on the Minerals Group's of any delays or problems in the implementation of Year 2000 initiatives by the Minerals Group and/or any public or private sector suppliers and service providers and customers involve forward looking information which is subject to known and unknown risks, uncertainties, and contingencies which could cause actual results, performance or achievements, to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the Minerals Group, include, but are not limited to, government regulations and/or legislative initiatives, variations in costs or expenses relating to the implementation of Year 2000 initiatives, changes in the scope of improvements to Year 2000 initiatives and delays or problems in the implementation of Year 2000 initiatives by the Minerals Group and/or any public or private sector suppliers and service providers and customers.

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


                                      ----
                                       88

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

Under the share repurchase programs authorized by the Board of Directors (the "Board"), the Company purchased the following shares in the periods presented:

                                                             Three Months                            Nine Months
                                                       Ended September 30                     Ended September 30
(Dollars in millions)                              1998              1997                  1998             1997
------------------------------------------------------------------------------------------------------------------
Convertible Preferred Stock:
    Shares                                           --               1.5                   0.4              1.5
    Cost                                       $     --               0.6                   0.1              0.6
    Excess carrying amount (a)                 $     --               0.1                  0.02              0.1


(a) The excess of the carrying amount of the Series C Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Statement of Operations.

The Company's remaining repurchase authority with respect to the Convertible Preferred Stock as of September 30, 1998 was $24.2 million. As of September 30, 1998, the Company had remaining authority to purchase over time 1.0 million shares of Minerals Stock. The remaining aggregate purchase cost limitation for all common stock was $9.2 million as of September 30, 1998.

In November 1998, the Board authorized a revised common share repurchase authority program which allows for the purchase, from time to time, of up to 1.0 million shares of Minerals Stock, with an aggregate purchase cost limitation for all common stock of $25.0 million, such shares are to be purchased from time to time in the open market or in private transactions, as conditions warrant.

DIVIDENDS

The Board intends to declare and pay dividends, if any, on Minerals Stock based on the earnings, financial condition, cash flow and business requirements of the Minerals Group. Since the Company remains subject to Virginia law limitations on dividends, losses by the Brink's or the BAX Group could affect the Company's ability to pay dividends in respect of stock relating to the Minerals Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount as defined in the Company's Articles of Incorporation. The Available Minerals Dividend Amount may be reduced by activity that reduces shareholder's equity or the fair value of net assets of the Minerals Group. Such activity includes net losses by the Minerals Group, dividends paid on the Minerals Stock and the Convertible Preferred Stock, repurchases of Minerals Stock and the Convertible Preferred Stock, and foreign currency translation losses. At September 30, 1998, the Available Minerals Dividend Amount was at least $10.5 million.

During the first nine months of 1998 and 1997, the Board declared and the Company paid cash dividends of 21.25 cents and 48.75 cents, respectively, per share of Minerals Stock. Dividends paid on the Convertible Preferred Stock in each of the first nine month periods of 1998 and 1997 were $2.7 million.

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


                                      ----
                                       89

ACCOUNTING CHANGES

The Minerals Group adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", in the first quarter of 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. Total comprehensive income
(loss), which is composed of net income (loss) attributable to common shares and foreign currency translation adjustments, for the quarter ended September 30, 1998 and 1997, respectively, was $0.4 million and ($0.6) million and for the nine months ended September 30, 1998 and 1997 was ($4.2) million and ($3.6) million, respectively.

Effective January 1, 1998, the Minerals Group implemented AICPA Statement of Position ("SOP") No. 98-1 "Accounting for the Costs of Computer Software Developed for Internal Use". SOP No. 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software.

PENDING ACCOUNTING CHANGES

The Minerals Group will adopt a new accounting standard, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", in the financial statements for the year ending December 31, 1998. SFAS No. 131 requires publicly-held companies to report financial and descriptive information about operating segments in financial statements issued to shareholders for interim and annual periods. SFAS No. 131 also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The adoption of this SFAS is not expected to have a material impact on the financial statements of the Minerals Group.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Minerals Group for the year beginning January 1, 2000, with early adoption encouraged. The Minerals Group is currently evaluating the timing of adoption, which may be soon as the fourth quarter of 1998, and the effect that implementation of the new standard will have on its results of operations and financial position.

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

FORWARD LOOKING INFORMATION

Certain of the matters discussed herein, including statements regarding projected capital spending, labor relations with the UMWA, Coal Act expenses readiness for Year 2000, repayment of borrowings to the Minerals Group and expectations with regard to future realizations from metallurgical coal mine development and coal and gold sales involve forward looking information which is subject to known and unknown risks, uncertainties and contingencies which could cause actual results, performance and achievements, to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the Minerals Group and the Company, include, but are not limited to, overall economic and business conditions, the demand for the Minerals Group's products, delays in discussions for a successor UMWA contract, geological conditions, pricing, and other competitive factors in the industry, new government regulations and/or legislative initiatives, variations in the spot prices of coal and gold, the ability of counter parties to perform, changes in the scope of Year 2000 initiatives and delays or problems in the implementation of Year 2000 initiatives by the Minerals Group and/or any public or private sector suppliers, service providers and customers.


                                      ----
                                       90

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits:

Exhibit
Number
-------
10(a)*    Employment Agreement, dated as of May 4, 1998, between the Registrant and Michael T. Dan

10(b)*    Executive Agreement, dated as of May 4, 1998, between the Registrant and Michael T. Dan

10(c)*    Executive Agreement, dated as of August 7, 1998, between the Registrant and Robert T. Ritter

10(d)*    Severance Agreement, dated as of August 7, 1998, between the Registrant and Robert T. Ritter

27        Financial Data Schedules

(b)       The following reports on Form 8-K were filed during the third quarter of 1998:


Report on Form 8-K/A filed on July 13, 1998, filed as an amendment to the Report on Form 8-K filed on May 14, 1998, regarding BAX Global's acquisition of Air Transport International LLC ("ATI"), reporting the Registrant's determination that ATI is not a significant subsidiary, as defined by Regulation S-X, Rule 1-02(w);

Report on Form 8-K filed on July 29, 1998, with respect to second quarter 1998 earnings for each of Pittston Brink's Group Common Stock, Pittston BAX Group Common Stock and Pittston Minerals Group Common Stock; and

Report on Form 8-K filed on September 15, 1998, with respect to certain anticipated information technology and organizational structure expenses by BAX Global during the third quarter of 1998.




----------------------------
*Management contract or compensatory plan or arrangement.




                                      ----
                                       91

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                  THE PITTSTON COMPANY



November 16, 1998                        By       /s/ Robert T. Ritter
                                              -------------------------------
                                                    Robert T. Ritter
                                                   (Vice President -
                                                Chief Financial Officer)





                                      ----
                                       92