Form 10-K
period 1998-12-31
PITTSTON CO
filed 1999-03-23
CIK 78890

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     FOR THE TRANSITION PERIOD FROM ____________ TO ____________

     COMMISSION FILE NUMBER 1-9148

                              THE PITTSTON COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           VIRGINIA                                      54-1317776
(STATE OR OTHER JURISDICTION OF                      (I. R. S. EMPLOYER
INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)


           P.O. BOX 4229,
    1000 VIRGINIA CENTER PARKWAY
         GLEN ALLEN, VIRGINIA                           23058-4229
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:      (804) 553-3600


                                                                          NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                                                ON WHICH REGISTERED
          -------------------                                                -------------------
PITTSTON BRINK'S GROUP COMMON STOCK, PAR VALUE $1                          NEW YORK STOCK EXCHANGE
PITTSTON BAX GROUP COMMON STOCK, PAR VALUE $1                              NEW YORK STOCK EXCHANGE
PITTSTON MINERALS GROUP COMMON STOCK, PAR VALUE $1                         NEW YORK STOCK EXCHANGE
RIGHTS TO PURCHASE SERIES A PARTICIPATING CUMULATIVE PREFERRED STOCK       NEW YORK STOCK EXCHANGE
RIGHTS TO PURCHASE SERIES B PARTICIPATING CUMULATIVE PREFERRED STOCK       NEW YORK STOCK EXCHANGE
RIGHTS TO PURCHASE SERIES D PARTICIPATING CUMULATIVE PREFERRED STOCK       NEW YORK STOCK EXCHANGE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:                        NONE



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  [X] No  [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        As of March 2, 1999, there were issued and outstanding 40,863,615 shares of Pittston Brink's Group Common Stock, 20,824,910 shares of Pittston BAX Group Common Stock and 9,186,434 shares of Pittston Minerals Group Common Stock. The aggregate market value of such stocks held by nonaffiliates, as of that date, was $954,461,464, $151,105,783 and $13,962,972, respectively.

        Documents incorporated by reference: Part I, Part II and Part IV incorporate information by reference from the Annual Reports of Pittston Brink's Group, Pittston BAX Group and Pittston Minerals Group for the year ended December 31, 1998. Part III incorporates information by reference from portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A.

PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

As used herein, the "Company" includes The Pittston Company, except as otherwise indicated by the context. The Company is a diversified firm with three separate groups - Pittston Brink's Group, Pittston BAX Group, and Pittston Minerals Group (each as defined below). The Company has three classes of common stock: Pittston Brink's Group Common Stock ("Brink's Stock"), Pittston BAX Group Common Stock ("BAX Stock") and Pittston Minerals Group Common Stock ("Minerals Stock") which were designed to provide shareholders with separate securities reflecting the performance of the Brink's Group, BAX Group and Minerals Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting any of the Groups. The Brink's Group consists of the Brink's and BHS segments (each as defined below) of the Company. The BAX Group consists of the BAX Global segment (as defined below) of the Company. The Minerals Group consists of the Pittston Coal and Mineral Ventures segments (each as defined below) of the Company. The Company prepares three separate Annual Reports for the Brink's, BAX and Minerals Groups, each of which includes the consolidated financial information of the Company. Corporate allocations reflected in Brink's, BAX and Minerals Groups' financial statements are determined based upon methods which management believes to provide a reasonable and equitable allocation of such items. Holders of the Brink's Group, BAX Group and Minerals Group common stocks are shareholders of the Company, which continues to be responsible for all its liabilities. Accordingly, the financial statements of the Pittston Brink's Group, Pittston BAX Group and Pittston Minerals Group must be read in conjunction with the financial statements of the Company, which are included in each Group's Annual Report.

The Company provides to holders of Brink's Stock, BAX Stock and Minerals Stock, separate financial statements, financial review, descriptions of business and other relevant information in addition to the consolidated financial information of the Company. Notwithstanding the attribution of assets and liabilities (including contingent liabilities) among the Brink's Group, the BAX Group and the Minerals Group, for the purpose of preparing their respective financial statements, this attribution and the change in the capital structure of the Company as a result of the approval of the Brink's Stock Proposal did not affect legal title to such assets or responsibility for such liabilities for the Company or any of its subsidiaries. Holders of Brink's Stock, BAX Stock and Minerals Stock are shareholders of the Company, which continues to be responsible for all its liabilities. Financial impacts arising from one group that affect the Company's financial condition could thereby affect the results of operations and financial condition of each of the groups. Since financial developments within one group could affect other groups, all shareholders of the Company could be adversely affected by an event directly impacting only one group. Accordingly, the Company's consolidated financial statements must be read in connection with the Brink's Group, BAX Group and Minerals Groups' financial statements.

Financial information related to the Company's segments is included in Note 17 of the Company's consolidated financial statements. See pages 84 through 85; 87 through 88 or 92 through 93 of the Brink's Group, the BAX Group and the Minerals Group 1998 Annual Reports, respectively, each of which includes the consolidated financial information of the Company and are incorporated herein by reference. The information set forth with respect to "Business and Properties" is as of December 31, 1998 except where an earlier or later date is expressly stated. Nothing herein should be considered as implying that such information is correct as of any date other than December 31, 1998, except as so stated or indicated by the context.

Activities relating to the Brink's segment are carried on by Brink's, Incorporated and its subsidiaries and certain affiliates and associated companies in foreign countries (together, "Brink's"). Activities relating to the BHS segment are carried on by Brink's Home Security, Inc. and its subsidiaries (together, "BHS"). Activities relating to the BAX Global segment are carried on by BAX Global Inc. and its subsidiaries and certain affiliates and associated companies in foreign countries (together, "BAX Global"). Activities relating to Pittston Coal are carried on by the Pittston Coal Company and its subsidiaries (together, "Pittston Coal"). Activities relating to Mineral Ventures are carried on by Pittston Mineral Ventures Company and its subsidiaries and certain affiliates (together, "Mineral Ventures").

The Company has a total of approximately 41,800 employees.

PITTSTON BRINK'S GROUP

Pittston Brink's Group (the "Brink's Group") consists of the armored car, air courier and related services of Brink's, and the home security business of BHS.

BRINK'S

GENERAL
The major activities of Brink's are contract-carrier armored car, automated teller machine ("ATM"), air courier, coin wrapping, and currency and deposit processing services. Brink's serves customers through 153 branches in the United States and 39 branches in Canada. Service is also provided through subsidiaries, affiliates and associated companies in 48 countries outside the United States and Canada. These international operations contributed approximately 50% of Brink's total reported 1998 operating profit. Brink's ownership interest in subsidiaries and affiliated companies ranges from approximately 20% to 100%; in some instances local laws limit the extent of Brink's interest.

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

In addition to its armored car pickup and delivery services, Brink's provides change services, coin wrapping services, currency and deposit processing services, ATM services, safes and safe control services, check cashing and pickup and delivery of valuable air cargo shipments. In certain geographic areas, Brink's transports canceled checks between banks or between a clearing house and its member banks. Brink's also offers CompuSafe'TM' service, designed to streamline the handling and management of cash receipts initially implemented for the convenience store and gas station market.

Brink's operates a worldwide specialized diamond and jewelry transportation business and has offices in the major diamond and jewelry centers of the world, including London, Antwerp, Tel Aviv, Hong Kong, New York, Bombay, Bangkok, Tokyo and Arrezzo, Italy.

Brink's has a wholly owned subsidiary that develops flexible deposit processing and vault management software systems for the financial services industry and for Brink's internal use. Brink's has the ability to tie together a full range of cash vault, ATM, transportation, storage, processing, inventory management and reporting services. Brink's believes that its processing and information capabilities differentiate its currency and deposit processing services from its competitors and enable Brink's to take advantage of the trend by banks, retail business establishments and others to outsource vaulting and cash room operations.

Brink's non-North American operations which accounted for approximately 57% of its revenues in 1998, are organized into three regions: Europe, Latin America and Asia/Pacific. In Europe, wholly owned subsidiaries of Brink's operate in France, Germany, the United Kingdom and the Netherlands and, in the diamond and jewelry transportation business, in Belgium, Italy, Russia and the United Kingdom. In January 1998, Brink's purchased substantially all of the remaining outstanding shares of its subsidiary in France. In June 1998, Brink's purchased the remaining 50% interest of its subsidiary in Germany. Brink's has a 70% interest in a subsidiary in Israel, a 50.05% interest in a subsidiary in Greece and a 51% interest in a subsidiary in Switzerland. Brink's also has ownership interests ranging from 45% to 50% in affiliates and subsidiaries operating in Belgium, Ireland, Jordan and Luxembourg. Wholly owned subsidiaries operate in South Africa and Turkey. In Latin America, wholly owned subsidiaries operate in Brazil and Bolivia. Brink's owns a 61% interest in a subsidiary in Venezuela, a 73% interest in a subsidiary in Chile, a 51% ownership interest in a subsidiary in Argentina, a 58% interest in a subsidiary in Colombia and a 20% interest in a Mexican company which operates one of the world's largest security transportation services with over 1,400 armored vehicles. Brink's also has 49% and 36% ownership interests in affiliates operating in Panama and Peru, respectively. In the Asia/Pacific region, wholly owned subsidiaries of Brink's operate in Australia, Taiwan and China, and majority owned subsidiaries operate in Hong Kong (90% owned), Japan (51% owned) and Singapore (60% owned). Brink's also has minority interests in affiliates in India, Pakistan and Thailand ranging from 40% to 49%.

Because the financial results of Brink's are reported in US dollars, they are affected by changes in the value of the various foreign currencies in relation to the US dollar. Changes in exchange rates may also adversely affect transactions which are denominated in currencies other than the functional currency. Brink's periodically enters into such transactions in the normal course of its business. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency fluctuations may have in any one country on the translated results. Brink's, from time to time, uses foreign currency forward contracts to hedge certain transactional risks associated with foreign currencies. Brink's is also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, political instability, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects of such risks on Brink's cannot be predicted.

COMPETITION
Brink's is the oldest and largest armored car service company in the United States as well as a market leader in most of the countries in which it operates. The foreign subsidiaries, affiliates and associates of Brink's compete with numerous armored car and courier service companies in many areas of operation. In the United States, Brink's presently competes nationally with one company and regionally and locally with many smaller companies. Brink's believes that its service, high quality insurance coverage and company reputation (including the name

"Brink's") are important competitive advantages. However, the cost of service is, in many instances, the controlling factor in obtaining and retaining customers. While Brink's cost structure is generally competitive, certain competitors of Brink's have lower costs primarily as a result of lower wage and benefit levels.

See also "Government Regulation" below.

SERVICE MARK, PATENTS AND COPYRIGHTS
Brink's is a registered service mark of Brink's, Incorporated in the United States and in certain foreign countries. The Brink's mark and name are of material significance to Brink's business. Brink's owns patents with respect to certain coin sorting and counting machines and armored truck design. Patents related to coin sorting and counting machines expire in 2007. Brink's holds copyrights on certain software systems developed by Brink's. In addition, Brink's has a patented integrated service called CompuSafe'TM' service which has been designed to streamline the handling and management of cash receipts.

INSURANCE
Brink's carries insurance coverage for its losses. Insurance policies cover liability for loss of various types of property entrusted to Brink's from any cause except war and nuclear risk. The various layers of insurance are covered by different groups of participating underwriters. Such insurance is obtained by Brink's at rates and upon terms negotiated periodically with the underwriters. The loss experience of Brink's and, to a limited extent, other armored carriers affects premium rates charged to Brink's. The availability of quality and reliable insurance coverage is an important factor in the ability of Brink's to obtain and retain customers. Quality insurance is available to Brink's in major markets although the premiums charged are subject to fluctuations depending on market conditions. Less expensive armored car and air courier all-risk insurance is available, but these policies typically contain unacceptable operating warranties and limited customer protection.

GOVERNMENT REGULATION
The operations of Brink's are subject to regulation by the United States Department of Transportation with respect to safety of operation and equipment and financial responsibility. Intrastate operations in the United States and intraprovince operations in Canada are subject to regulation by state and by Canadian and provincial regulatory authorities, respectively. Brink's non-North American operations are regulated to varying degrees in foreign countries.

EMPLOYEE RELATIONS
At December 31, 1998, Brink's and its subsidiaries had approximately 10,700 employees in North America, of whom approximately 3,200 are classified as part-time employees. At December 31, 1998, Brink's had approximately 19,200 employees outside North America. In the United States, two locations (13 employees) are covered by collective bargaining agreements. At December 31, 1998, Brink's was a party to two United States and nine Canadian collective bargaining agreements with various local unions covering approximately 1,290 employees, most of whom are employees in Canada and members of unions affiliated with the International Brotherhood of Teamsters. Negotiations are continuing on two agreements that expired in 1998 and three agreements expiring in 1999. The remaining agreements will expire after 1999. Negotiations on the two agreements which expired in 1998 are expected to be concluded by the beginning of the second quarter of 1999. Brink's believes that its employee relations are generally satisfactory.

PROPERTIES
Brink's owns 26 branch offices and holds under lease an additional 185 branch offices, located in 38 states, the District of Columbia, the Commonwealth of Puerto Rico and nine Canadian provinces. Such branches generally include office space and garage or vehicle terminals, and serve not only the city in which they are located but also nearby cities. Brink's corporate headquarters in Darien, Connecticut, is held under a lease expiring in 2000, with an option to renew for an additional five-year period. The leased branches include 109 facilities held under long-term leases, while the remaining 76 branches are held under short-term leases or month-to-month tenancies.

Brink's owns or leases, in the United States and Canada, approximately 2,300 armored vehicles, 300 panel trucks and 260 other vehicles which are primarily service cars. In addition, approximately 2,700 Brink's-owned safes are located on customers' premises. The armored vehicles are of bullet-resistant construction and are specially designed and equipped to afford security for crew and cargo. Brink's subsidiaries and affiliated and associated companies located outside the United States and Canada operate from approximately 450 branches with approximately 4,400 armored vehicles.

BHS

GENERAL
BHS is engaged in the business of installing, servicing and monitoring electronic security systems primarily in owner-occupied, single-family residences. At December 31, 1998, BHS was monitoring approximately 585,500 systems, including approximately 113,500 new subscribers since December 31, 1997, and was servicing 70 metropolitan areas in 40 states, the District of Columbia and Canada. Four of these areas were added during 1998.

BHS markets its alarm systems primarily through advertising, inbound telemarketing and a direct sales force. BHS also markets its systems directly to home builders and has entered into several contracts which extend through 1999. BHS employees install and service the systems from local BHS branches. Subcontractors are utilized in some service areas. BHS does not manufacture any of the equipment used in its security systems; instead, it purchases such equipment from a small number of suppliers. Equipment inventories are maintained at each branch office.

BHS's security system consists of sensors and other devices which are installed at a customer's premises. The equipment is designed to signal intrusion, fire and medical alerts. When an alarm is triggered, a signal is sent by telephone line to BHS's central monitoring station in Irving, Texas, a suburb of Dallas. The monitoring station was designed and constructed in 1997 to meet the specifications of Underwriters' Laboratories, Inc. ("UL"). BHS applied for and received a UL listing for the facility. A backup monitoring center in Carrollton, Texas, protects against a catastrophic event at the primary monitoring center. In the event of an emergency, such as fire, tornado, major interruption in telephone service, or any other calamity affecting the primary facility, monitoring operations can be quickly transferred to the backup facility.

BHS's alarm service contracts contain provisions limiting BHS's liability to its customers. Courts have, from time to time, upheld such provisions, but there can be no assurance that the limitations contained in BHS's agreements will be enforced according to their terms in any or all cases. The nature of the service provided by BHS potentially exposes it to greater risk of liability than may be borne by other service businesses. However, BHS has not experienced any major liability losses.

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

COMPETITION
BHS competes in many of its markets with numerous small local companies, regional companies and several large national firms. BHS believes that it is one of the leading firms engaged in the business of installing, servicing and monitoring electronic security systems in the single-family home marketplace. Competitive pressure on installation fees has increased since 1996. Several significant competitors offer installation prices which match or are less than BHS prices; however, many of the small local competitors in BHS markets continue to charge significantly more for installation.

In February 1996, a Federal telecommunications reform bill was enacted which contained provisions specific to the alarm industry. The key provisions include a five year waiting period prior to entry for the six (now four) regional Bell operating companies ("RBOCs") not already providing alarm service, restrictions on further purchases of alarm companies by one RBOC, Ameritech, which has already become a significant competitor in the industry, a prohibition against cross-subsidiarization by an RBOC of any alarm subsidiaries, a prohibition against any RBOCs accessing lists of alarm company customers and an expedited complaint process. Consequently, RBOCs could become significant competitors in the home security business in the near future. However, BHS believes that the quality of its service compares favorably with that provided by current competitors and that the Brink's name and reputation will continue to provide an important competitive advantage subsequent to the completion of the five year waiting period.

EMPLOYEES
BHS has approximately 2,400 employees, none of whom is covered by a collective bargaining agreement. BHS believes that its employee relations are satisfactory.

PROPERTIES
BHS operates from 58 leased offices and warehouse facilities across the United States and two leased offices in Canada. All premises protected by BHS alarm systems are monitored from the central monitoring station in Irving, Texas which is held by BHS under a lease expiring in 2003. This facility is also occupied by administrative, technical and marketing services personnel who support branch operations. The lease for the backup monitoring center in Carrollton, Texas, expires in 2002.

BHS retains ownership of nearly all of the approximately 585,500 systems currently being monitored. When a current customer cancels the monitoring service and does not move, it is BHS' policy to temporarily disable the system and not incur the cost of retrieving it (at which point any remaining book value of the equipment is fully reserved). Retaining ownership helps prevent another alarm company from providing services using BHS security equipment. On the other hand, when a current customer cancels the monitoring service because of a move, the retention of ownership of the equipment facilitates the marketing of the monitoring service to the new homeowner. BHS leases all of the 1,160 vehicles used for installation and servicing of its security systems.

BHS has two patents on its 2000 Control Panel and Keypad which expire in 2012 and 2018.

PITTSTON BAX GROUP

Pittston BAX Group (the "BAX Group") consists of the expedited freight transportation services, supply chain management, freight forwarding and customs brokerage services business of BAX Global.

BAX GLOBAL

GENERAL
BAX Global is primarily engaged in North American overnight and second day freight, and international time definite air and sea transportation, freight forwarding, supply chain management services and international customs brokerage. In conducting its forwarding business, BAX Global generally picks up or receives freight shipments from its customers, consolidates the freight of various customers into shipments for common destinations, arranges for the transportation of the consolidated freight to such destinations (using either commercial carriers or, in the case of most of its United States, Canadian and Mexican shipments, its own aircraft fleet and hub sorting facility) and, at the destinations, distributes the consolidated shipments and effects delivery to consignees. For international shipments, BAX Global also frequently acts as customs broker, facilitating the clearance of goods through customs at international points of entry. BAX Global provides transportation customers with supply chain management services and operates logistics warehouse and distribution facilities in key world markets.

BAX Global specializes in highly customized global freight forwarding and supply chain management services. It concentrates on providing service to customers with significant supply chain management needs, such as manufacturers of computer and electronics equipment. BAX Global offers its customers a variety of service and pricing alternatives for their shipments, such as guaranteed overnight delivery, second-day delivery or deferred service in North America. A variety of ancillary services, such as shipment tracking, inventory control and management reports are also provided. Internationally, BAX Global offers a similar variety of services including ocean forwarding, door-to-door delivery and standard and expedited freight services.

BAX Global has the ability to provide freight service to all North American business communities as well as to virtually all foreign countries through its network of company-operated stations and agent locations in 119 countries. The pickup and delivery of freight are accomplished principally by independent contractors. BAX Global markets its services primarily through its direct sales force and also employs other marketing methods, including print media advertising and direct marketing campaigns.

BAX Global's freight business has tended to be seasonal, with a significantly higher volume of shipments generally experienced during March, June and the period August through December than during the other periods of the year. The lowest volume of shipments has generally occurred in January and February.

Including United States export and import revenue, BAX Global's international operations accounted for approximately 65% of its revenues in 1998. Intra-US revenues accounted for 35% of total revenues in 1998.

BAX Global is continuing to develop import/export and supply chain management business between shippers and consignees, in countries other than the United States through BAX Global's network of company-operated stations and agent locations. BAX Global has agents and sales representatives in many overseas locations, although such agents and representatives are not subject to long-term noncancellable contracts.

Because the financial results of BAX Global are reported in US dollars, they are affected by changes in the value of the various foreign currencies in relation to the US dollar. Changes in exchange rates may also adversely affect transactions which are denominated in currencies other than the functional currency. BAX Global periodically enters into such transactions in the normal course of its business. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency fluctuations may have in any one country on the translated results. BAX Global, from time to time, uses foreign currency forward contracts to hedge certain transactional risks associated with foreign currencies. BAX Global is also subject to other risks associated with doing business in foreign countries, including labor and economic conditions, political instability, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects of such risks, if any, on BAX Global cannot be predicted.

BAX Global's computer system, ARGUS+'r', is a satellite-based, worldwide communications and information system which, among other things, provides worldwide tracking and tracing of shipments and various data for management information reports, enabling customers to improve efficiency and control costs. BAX Global also utilizes an image processing system to centralize domestic airbill and related document storage in BAX Global's computer for automated retrieval by any BAX Global office.

During early 1997, BAX Global began an extensive review of the company's information technology ("IT") strategy. Through this review, senior management from around the world developed a new global strategy to improve business processes with an emphasis on new information systems intended to enhance productivity and improve the company's competitive position, as well as address and remediate the company's Year 2000 compliance issues. The company ultimately committed up to $120 million to be spent from 1997 to early 2000 to improve information systems and complete Year 2000 initiatives.

However, in conjunction with priorities established by BAX Global's new president and chief executive officer, who joined the company in June 1998, senior management re-examined this global IT strategy. It was determined that the critical IT objectives needed to be accomplished by the end of 1999 were Year 2000 compliance and the consolidation and integration of certain key operating and financial systems, supplemented by process improvement initiatives to enhance these efforts. As a result of this re-examination, senior management determined that certain non-critical, in-process IT software development projects that were begun in late 1997 under BAX Process Innovation ("BPI") project would be terminated. Therefore, costs relating to these projects, which had previously been capitalized, were written off during the third quarter of 1998. Also, as a result of this re-examination, certain existing software applications were found to have no future service potential or value. The combined carrying amount of these assets, which were written off, approximated $16 million. It is management's belief at this time that the current ongoing information technology initiatives that originated from the previously mentioned BPI project are necessary and will be successfully completed and implemented.

AIRCRAFT OPERATIONS
On April 30, 1998, BAX Global acquired the privately held Air Transport International LLC ("ATI"). ATI is a US-based freight and passenger airline which operates a certificated fleet of DC-8 aircraft providing services to BAX Global, the US Government Air Mobility Command, and other customers. ATI provides domestic lift service in the BAX Global system and domestic and international lift service for the US Government Air Mobility Command and other charter customers.

BAX Global, inclusive of the ATI fleet, utilizes a fleet of 36 leased or contracted and 7 owned aircraft providing regularly scheduled service throughout the United States and certain destinations in Canada and Mexico from its freight sorting hub in Toledo, Ohio. BAX Global's fleet is also used for charters and to serve other international markets from time to time. The fleet and hub are primarily dedicated to providing reliable next-day service for domestic, Canadian and Mexican air cargo customers. BAX Global owns 5 DC-8 aircraft in cargo configuration and an additional 2 in Combi configuration (designed to carry cargo and passengers), which are utilized for US Government Air Mobility Command missions. There is a total of 5 DC-8s in the Combi configuration (2 owned and 3 leased) which are utilized for military flights and do not operate in the BAX cargo system. At December 31, 1998, BAX Global utilized 17 DC-8s (including 11 DC8-71 aircraft) under leases for terms primarily expiring between 1999 and 2003. Sixteen additional 727 cargo aircraft were under contract at December 31, 1998, for terms ranging between three and four years. Based on the current state of the aircraft leasing market, BAX Global believes that it should be able to renew these leases or enter into new leases on terms reasonably comparable to those currently in effect. The actual operation and routine maintenance of the aircraft owned or held under long-term lease by BAX Global is performed by ATI, a wholly owned airline subsidiary, or is contracted out, normally for two-to-three-year terms, to other federally certificated operators which supply the pilots and other flight services.

The nightly lift capacity in operation at December 31, 1998, was approximately
2.0 million pounds, calculated on an average freight density of 7.5 pounds per cubic foot. BAX Global's nightly lift capacity varies depending upon the number and type of planes operated by BAX Global at any particular time. Including trucking capacity available to BAX Global, the aggregate daily cargo capacity at December 31, 1998, was approximately 3.2 million pounds.

For aircraft owned or held under long-term lease, BAX Global is generally responsible for all the costs of operating and maintaining the aircraft, including any special maintenance or modifications which may be required by Federal Aviation Administration ("FAA") regulations or orders (see "Government Regulation" below). In 1998, BAX Global had cash outlays totaling approximately $40 million on routine heavy maintenance of its aircraft fleet. BAX Global has made provisions in its financial statements for the expected costs associated with aircraft operations and maintenance which it believes to be adequate; however, unanticipated maintenance costs or required aircraft modifications could adversely affect BAX Global's profitability.

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

Fuel costs are a significant element of the total costs of operating BAX Global's aircraft fleet. For each one cent per gallon increase or decrease in the price of jet fuel, BAX Global's airline operating costs may increase or decrease approximately $80 thousand per month. In order to protect against price increases in jet fuel, from time to time BAX Global enters into hedging and other agreements, including swap contracts, options and collars.

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

CUSTOMERS
BAX Global's domestic and foreign customer base includes thousands of industrial and commercial shippers, both large and small. BAX Global's customer base includes major companies in the automotive, aerospace, computer, electronics, fashion, retail and other industries where rapid delivery of high-value products is required. In 1998, no single customer accounted for more than 3% of BAX Global's total worldwide revenues. BAX Global does not have long-term, noncancellable contracts with any of its customers.

COMPETITION
The air and ocean freight forwarding and supply chain management industries have been and are expected to remain highly competitive. The principal competitive factors in both domestic and international markets are price, the ability to provide consistently fast and reliable delivery of shipments and the ability to provide ancillary services such as warehousing, distribution, shipment tracking and sophisticated information systems and reports. There is aggressive price competition in the domestic air freight market, particularly for the business of high volume shippers. BAX Global competes with other integrated air freight companies that operate their own aircraft, as well as with air freight forwarders, express delivery services, passenger airlines and other transportation companies. Domestically, BAX Global also competes with package delivery services provided by ground transportation companies, including trucking firms and surface freight forwarders, which offer specialized overnight services within limited geographical areas. As a freight forwarder to, from and within international markets, BAX Global also competes with government-owned or subsidized passenger airlines and ocean shipping companies. In supply chain management services, BAX Global competes with many third party logistics providers.

GOVERNMENT REGULATION
The air transportation industry is subject to Federal regulation under the Federal Aviation Act of 1958, as amended, and pursuant to that statute, the Department of Transportation ("DOT") may exercise regulatory authority over BAX Global. ATI operates an FAA-certificated fleet and therefore is subject to such regulations. In addition, BAX Global's Toledo, Ohio, hub operations are directly affected by the FAA.

Federal statues authorize the FAA, with the assistance of the Environmental Protection Agency ("EPA"), to establish aircraft noise standards. Under the National Emissions Standards Acts of 1967, as amended by the Clean Air Act Amendments of 1970, and the Airport Noise and Capacity Act of 1990 (the "Noise Act"), the administrator of the EPA is authorized to issue regulations setting forth standards for aircraft emissions. Although the Federal government generally regulates aircraft noise, local airport operators may, under certain circumstances, regulate airport operations based on aircraft noise considerations. If airport operators were to restrict arrivals or departures during certain nighttime hours to reduce or eliminate air traffic noise for surrounding home areas at airports where BAX Global's activities are centered, BAX Global would be required to serve those airports with Stage III equipment.

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

The Noise Act requires the FAA to promulgate regulations setting forth a schedule for the gradual phase-out of Stage II aircraft. The FAA has adopted rules requiring each "US operator" to reduce the number of its Stage II aircraft by 25% by the end of 1994, by 50% by the end of 1996, and by 75% by the end of 1998. The Noise Act imposes certain conditions and limitations on an airport's right to impose new noise or access restrictions on Stage II and Stage III aircraft but exempts present and certain proposed regulations from those requirements.

Forty-one of the 43 aircraft in BAX Global's fleet primarily held under long-term leases or owned now comply with the Stage III limits. Through 1999, BAX Global anticipates that the two remaining aircraft will be hush-kitted to comply with Stage III standards.

The FAA has recently imposed a regulation mandating Boeing 727 container load reductions. A supplier of lift to BAX Global does operate Boeing 727 that are subject to this regulation. BAX Global does not anticipate that this regulation will have any significant impact on its operations.

BAX Global is subject to various requirements and regulations in connection with the operation of its motor vehicles, including certain safety regulations promulgated by DOT and state agencies.

EMPLOYEE RELATIONS
BAX Global and its subsidiaries have approximately 7,600 employees worldwide, of whom about 2,500 are classified as part-time. Approximately 130 of these employees (principally customer service, clerical and/or dock workers) in BAX Global's stations at John F. Kennedy Airport, New York; Secaucus, New Jersey; Minneapolis, Minnesota; and Toronto, Canada are represented by labor unions, which in most cases are affiliated with the International Brotherhood of Teamsters. The hourly collective bargaining agreement at John F. Kennedy Airport has been negotiated and was ratified in 1998. BAX Global is currently negotiating with the clerical union at John F. Kennedy Airport.

BAX Global did not experience any significant strike or work stoppage in 1998 and considers its employee relations satisfactory.

Substantially all of BAX Global's cartage operations are conducted by independent contractors. Certain flight crews for its aircraft are employees of the independent airline companies which operate such aircraft and certain flight crews are employees of ATI.

PROPERTIES
BAX Global operates 267 (106 domestic and 161 international) stations with BAX Global personnel, and has agency agreements at an additional 227 (47 domestic and 180 international) stations. These stations are located near primary shipping areas, generally at or near airports. BAX Global-operated domestic stations, which generally include office space and warehousing facilities, are located in 47 states, the District of Columbia and Puerto Rico. BAX Global-operated international facilities are located in 28 countries. Most stations serve not only the city in which they are located, but also nearby cities and towns. Nearly all BAX Global-operated stations are held under lease. The Hub in Toledo, Ohio, is held under a lease expiring in 2013, with rights of renewal for three five-year periods. Other facilities, including the corporate headquarters in Irvine, California, are held under leases having terms of one to ten years.

BAX Global owns or leases, in the United States and Canada, a fleet of approximately 44 automobiles as well as 152 vans and trucks utilized in station work or for hauling freight between airport facilities and BAX Global's stations.

PITTSTON MINERALS GROUP

Pittston Minerals Group (the "Minerals Group") is primarily engaged in the mining, preparation and marketing of coal, the purchase of coal for resale, the sale or leasing of coal lands to others and has interests in the timber and natural gas businesses through Pittston Coal. The Minerals Group also explores for and acquires mineral assets other than coal, primarily gold, through its Mineral Ventures operations. Revenues from such Mineral Ventures activities currently represent approximately 3% of Minerals Group revenues.

PITTSTON COAL

GENERAL
Pittston Coal produces coal from approximately 17 company-operated surface and deep mines located in Virginia, West Virginia and eastern Kentucky for consumption in the steam and metallurgical markets. Steam coal is sold primarily to utilities and industrial customers located in the eastern United States. Metallurgical coal is sold to steel and coke producers primarily located in the United States, Europe, the Mediterranean basin, Japan, Korea and Brazil. Pittston Coal's strategy is to continue to develop its business as a low-cost producer of low sulphur steam coal and high-quality metallurgical coal.

Pittston Coal has substantial reserves of low sulphur coal, much of which can be produced from lower cost surface mines. Moreover, it has a significant share of the premium quality metallurgical coal reserves in the United States, along with other high quality feed stock seams in demand by the coke and steel-making industry.

Steam coal is sold primarily to domestic utility customers through long-term contracts (contracts in excess of one year) which have the effect of moderating the impact of short-term market conditions, thereby reducing one element of risk in new or expanded projects. Most of the steam coal consumed in the United States is used to generate electricity. Through September 1998, coal accounted for approximately 56% of the electricity generated by the electric utility industry. Pittston Coal believes that it is well-positioned to take advantage of any increased demand for low sulphur steam coal. Such increased demand could result from factors such as regulatory requirements mandating lower emissions of sulphur dioxide and utility deregulation which should favor coal as the lowest cost energy source for power plants.

In contrast, the market for metallurgical coal, for most of the past fifteen years, has been characterized by a weakening demand from primary steel producers, a move to non-metallurgical coal and/or weak metallurgical coal in coke and steel making, and intense competition from foreign coal producers, especially those in Australia and Canada who benefited over this period from a declining currency value versus the US dollar (coal sales contracts are priced in US dollars). 1996 results benefited from some relief from declining currencies while 1997 and 1998 results suffered from a sharp weakening of the Australian dollar. Metallurgical coal sales contracts typically are subject to annual price renegotiation, which increases the exposure to market forces.

PRODUCTION
The following table indicates the approximate tonnage of coal purchased and produced by Pittston Coal for the years ended 1998, 1997 and 1996.


                                                  Years Ended December 31
(In thousands of tons)                  1998              1997              1996
--------------------------------------------------------------------------------
Produced:
Deep                                   5,332             4,975             3,930
Surface (a)                            6,689            10,238            11,151
Contract                                 831             1,433             1,621
--------------------------------------------------------------------------------
                                      12,852            16,646            16,702
Purchased                              3,536             4,075             5,762
--------------------------------------------------------------------------------
Total                                 16,388            20,721            22,464
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


(a) Reduction from 1997 is primarily the result of the sale of certain assets of the Elkay mining operation in April 1998.

SALES
The following table indicates the approximate tonnage of coal sold by Pittston Coal in the years ended December 31, 1998, 1997 and 1996 in the domestic (United States and Canada) and export markets and by categories of customers:


                                                   Years Ended December 31
(In thousands,
except per ton amounts)                        1998           1997          1996
--------------------------------------------------------------------------------
DOMESTIC:
   Steel and coke producers                    1,109           792           139
   Utility, industrial and other               9,797        12,912        14,794
--------------------------------------------------------------------------------
                                              10,906        13,704        14,933

EXPORT:
   Utility, industrial and other                  --            --           217
   Steel and coke producers                    5,831         6,764         7,821
--------------------------------------------------------------------------------
Total sold                                    16,737        20,468        22,971
--------------------------------------------------------------------------------
Average selling price per ton                 $29.59         29.52         29.17
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


For the year ended December 31, 1998, Pittston Coal sold approximately 16.7 million tons of coal, of which approximately 9.8 million tons were sold under long-term contracts. In 1997, Pittston Coal sold approximately 20.5 million tons of coal, of which approximately 13.5 million tons were sold under long-term contracts.

The following table provides year by year estimates of the tons of coal committed for sale under long-term contracts at December 31, 1998:


                                   Thousands
        Year                        of tons
--------------------------------------------------------------------------------
        1999                        8,244
        2000                        5,917
        2001                        4,886
        2002                        3,070
        2003                        1,445
        2004                        1,080
        2005                        1,005
        2006                          780
        2007                          460
--------------------------------------------------------------------------------
Total                              26,887
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Contracts relating to a certain portion of this tonnage are subject to periodic price renegotiation, which can result in termination by the purchaser or the seller prior to contract expiration in case the parties should fail to agree upon price.

During 1998, the ten largest domestic customers purchased 8.6 million tons of coal (51% of total coal sales and 79% of domestic coal sales, by tonnage). The three largest domestic customers purchased 5.9 million tons of coal for the year ended December 31, 1998 (36% of total coal sales and 54% of domestic coal sales, by tonnage). The largest single customer, American Electric Power Company, purchased 4.3 million tons of coal, accounting for 26% of total coal sales and 39% of domestic coal sales, by tonnage. In 1997, the ten largest domestic customers purchased 11.2 million tons of coal (55% of total coal sales and 82% of domestic coal sales, by tonnage). The three largest domestic customers purchased 8.0 million tons of coal in 1997 (39% of total coal sales and 59% of domestic coal sales, by tonnage). In 1997, American Electric Power Company purchased 5.6 million tons of coal, accounting for 27% of total coal sales and 41% of domestic coal sales, by tonnage.

Of the 5.8 million tons of coal sold in the export market in 1998, the ten largest customers accounted for 3.4 million tons (21% of total coal sales and 59% of export coal sales, by tonnage) and the three largest customers purchased
1.8 million tons (11% of total coal sales and 31% of export coal sales, by tonnage). Of the 6.8 million tons of coal sold in the export market in 1997, the ten largest customers accounted for 3.7 million tons (18% of total coal sales and 54% of export coal sales, by tonnage) and the three largest customers purchased 1.7 million tons (8% of total coal sales and 24% of export coal sales, by tonnage). Export coal sales are made principally under annual contracts or long-term contracts that are subject to annual price renegotiation. Under these export contracts, the price for coal is expressed and paid in United States dollars.

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

Metallurgical contracts are generally of one-year duration. The longest-term metallurgical contract is valid through December 31, 2001. Contracts for the sale of metallurgical coal in the domestic and export markets are generally subject to price renegotiations on an annual basis. Pittston Coal's sales of metallurgical coal are diversified geographically on a worldwide basis. Approximately 1.1 million tons, or 16% of metallurgical sales were domestic; 3.6 million tons, or 52%, were to the Europe/Mediterranean basin; 1.0 million tons, or 14%, were to the Far East and 1.3 million tons, or 18%, were to Latin America. Contract negotiations for 1999, which typically occur in April, are expected to be negatively impacted as a result of the increased competitiveness of foreign metallurgical coal producers caused by the relative strength of the US dollar versus the currencies of those producers' countries.

COMPETITION
The bituminous coal industry is highly competitive. Pittston Coal competes with many other large coal producers and with hundreds of small producers in the United States and abroad.

In the export market, many foreign competitors, particularly Australian, South African and Canadian coal producers, benefit from certain competitive advantages existing in the countries in which they operate, such as less difficult mining conditions, lower transportation costs, less severe government regulation and lower labor and health benefit costs, as well as currencies which have generally depreciated against the United States dollar. The metallurgical coal produced by Pittston Coal is generally of higher quality, and is often used by foreign steel producers to blend with coals from other sources to improve the quality of coke and coke oven efficiency. However, in recent years, steel producers have developed facilities and techniques which, to some extent, enable them to accept lower quality metallurgical coal in their coke ovens. Moreover, new technologies for steel production which utilize pulverized coal injection, direct reduction iron and the electric arc furnace have reduced the demand for all types of metallurgical coal. However, the use of lesser quality coals and less coke in the blast furnace has increased the importance of coke strength and the importance of premium quality coal in coke making.

Metallurgical sales in 1999 are expected to be lower than those of 1998, primarily as a result of the increased competitiveness of foreign metallurgical coal producers caused by the relative strength of the US dollar versus the currencies of those producers' countries, especially in Asia. In addition, this currency disadvantage is expected to negatively impact 1999 contract negotiations which typically occur in April.

Pittston Coal competes domestically on the basis of the premium quality of its coal, which is not only valuable in the making of steel but, because of low sulphur and high heat content, is also an attractive source of fuel to the electric utility and other coal burning industries.

Other factors which affect competition include the price, availability and public acceptance of alternative energy sources (in particular, oil, natural gas, hydroelectric power and nuclear power), as well as the impact of federal energy policies. Pittston Coal is not able to predict the effect, if any, on its business (especially with respect to sales to domestic utilities) of particular price levels for such alternative energy sources, especially oil and natural gas. However, any sustained and marked decline in such prices could have a material adverse effect on such business.

ENVIRONMENTAL MATTERS
The Surface Mining Control and Reclamation Act of 1977 and the regulations promulgated thereunder ("SMCRA") by the Federal Office of Surface Mining Reclamation and Enforcement ("OSM"), and the enforcement thereof by the US Department of the Interior, establish mining and reclamation standards for all aspects of surface mining as well as many aspects of deep mining. SMCRA also imposes a tax of $0.35 on each ton of surface-mined coal and $0.15 on each ton of deep-mined coal. OSM and its state counterparts monitor compliance with SMCRA and its regulations by the routine issuance of "notices of violation" which direct the mine operator to correct the cited conditions within a stated period of time. Pittston Coal's policy is to correct the conditions that are the subject of these notices or to contest those believed to be without merit in appropriate proceedings.

As previously reported, Pittston Coal has reached a broad settlement with the OSM involving SMCRA liabilities of former contractors. Pittston Coal has also entered into a number of similar agreements with the states. Under these agreements, Pittston Coal agreed to perform certain reclamation and to pay certain fees of former contractors. In return, the agencies agreed not to deny or "block" permits to Pittston Coal on account of the contractor liabilities being settled. Pittston Coal is in the process of successfully completing all required work under these agreements.

Pittston Coal is subject to various federal environmental laws, including the Clean Water Act, the Clean Air Act and the Safe Drinking Water Act, as well as state laws of similar scope in Virginia, West Virginia, Kentucky and Ohio. These laws require approval of many aspects of coal mining operations, and both federal and state inspectors regularly visit Pittston Coal's mines and other facilities to assure compliance.

While it is not possible to quantify the costs of compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. In that connection, it is estimated that Pittston Coal made capital expenditures for environmental control facilities in the amount of approximately $1.1 million in 1998 and estimates expenditures of $1.2 million in 1999. Compliance with these laws has substantially increased the cost of coal mining, but is, in general, a cost common to all domestic coal producers. The Company believes that the competitive position of Pittston Coal has not been and should not be adversely affected except in the export market where Pittston Coal competes with various foreign producers not subject to regulations prevalent in the US.

Federal, state and local authorities strictly monitor the sulphur dioxide and particulate emissions from electric power plants served by Pittston Coal. In 1990, Congress enacted the Clean Air Act Amendments of 1990, which, among other things, permit utilities to use low sulphur coals in lieu of constructing expensive sulphur dioxide removal systems. The Company believes this should have a favorable impact on the marketability of Pittston Coal's extensive reserves of low sulphur coals. However, the Company cannot predict at this time the timing or extent of such favorable impact.

MINE HEALTH AND SAFETY LAWS
The coal operating companies included within Pittston Coal are generally liable under federal laws requiring payment of benefits to coal miners with pneumoconiosis ("black lung"). The Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977 (the "1977 Act"), as amended by the Black Lung Benefits and Revenue Amendments Act of 1981 (the "1981 Act"), expanded the benefits for black lung disease and levied a tax on coal production of $1.10 per ton for deep-mined coal and $0.55 per ton for surface-mined coal, but not to exceed 4.4% of the sales price. In addition, the 1981 Act provides that certain claims for which coal operators had previously been responsible will be obligations of the government trust funded by the tax. The 1981 Act also tightened standards set by the 1977 Act for establishing and maintaining eligibility for benefits. The Revenue Act of 1987 extended the termination date of the tax from January 1, 1996 to the earlier of January 1, 2014 or the date on which the government trust becomes solvent. The Company cannot predict whether any future legislation effecting changes in the tax will be enacted. A number of the subsidiaries of the Company filed a civil action in the United States District Court for the Eastern District of Virginia asking the Court to find that the assessment of the black lung tax on coal the Company subsidiaries sold to foreign customers for the first quarter of 1997 was unconstitutional. On December 28, 1998, the District Court found the black lung tax, as assessed against foreign coal sales, to be unconstitutional and entered judgment for the Company's subsidiaries in an amount in excess of $0.7 million. The Company will seek a refund of the black lung tax it paid on any of its foreign coal sales for periods as far back as applicable statute limitations will permit.

Stringent safety and health standards have been imposed by federal legislation since 1969 when the Federal Coal Mine Health and Safety Act was adopted, which resulted in increased operating costs and reduced productivity. The Federal Mine Safety and Health Act of 1977 significantly expanded the enforcement of health and safety standards.

Compliance with health and safety laws is, in general, a cost common to all domestic coal producers. The Company believes that the competitive position of Pittston Coal has not been and should not be adversely affected except in the export market where Pittston Coal competes with various foreign producers subject to less stringent health and safety regulations.

EMPLOYEE RELATIONS
At December 31, 1998, approximately 490 of the 1,800 employees of Pittston Coal were members of the United Mine Workers of America ("UMWA"). The remainder of such employees are either unrepresented hourly employees or supervisory personnel. During the fourth quarter of 1998, certain of the Pittston coal companies and the UMWA agreed to a five year wage contract. The agreement covers approximately 400 employees and became effective January 1, 1999. Since 1990, no significant labor disruptions involving UMWA-represented employees have occurred. Pittston Coal believes that its employee relations are satisfactory.

HEALTH BENEFIT ACT
In October 1992, the Coal Industry Retiree Health Benefit Act of 1992 (the "Health Benefit Act") was enacted as part of the Energy Policy Act of 1992. The Health Benefit Act established rules for the payment of future health care benefits for thousands of retired union mine workers and their dependents. The Health Benefit Act established a trust fund to which "signatory operators" and "related persons," including the Company and certain of its subsidiaries (collectively, the "Pittston Companies"), are jointly and severally liable to pay annual premiums for assigned beneficiaries, together with a pro rata share for certain beneficiaries who never worked for such employers, including, in the Company's case, the Pittston Companies ("unassigned beneficiaries"), in amounts determined on the basis set forth in the Health Benefit Act. In October 1993 and at various times in subsequent years, the Pittston Companies have received notices from the Social Security Administration (the "SSA") with regard to their assigned beneficiaries for which they are responsible under the Health Benefit Act. For 1998 and 1997, these amounts were approximately $9.6 million and $9.3 million, respectively. As a result of legal developments in 1998 involving the Health Benefit Act, the Company experienced an increase in its assessments under the Health Benefit Act for the twelve month period beginning October 1, 1998, approximating $1.7 million, $1.1 million of which relates to retroactive assessments for years prior to 1998. This increase consists of charges for death benefits which are provided for by the Health Benefit Act, but which previously have been covered by other funding sources. As with all the Company's Health Benefit Act assessments, this amount is to be paid in 12 equal monthly installments over the plan year beginning October 1, 1998. The Company is unable to determine at this time whether any other additional amounts will apply in future plan years.

The Company currently estimates that the annual cash funding under the Health Benefit Act for the Pittston Companies' assigned beneficiaries will continue at approximately $10 million per year for the next several years and should begin to decline thereafter as the number of such beneficiaries decreases. Based on the number of beneficiaries actually assigned by the SSA, the Company estimates the aggregate pretax liability relating to the Pittston Companies' beneficiaries at December 31, 1998 at approximately $216 million, which when discounted at 7.0% provides a present value estimate of approximately $99 million. The
Company accounts for the obligation under the Health Benefit Act as a participant in a multi-employer plan and the annual cost is recognized on a pay-as-you-go basis.

In addition, under the Health Benefit Act, the Pittston Companies are jointly and severally liable for certain post-retirement health benefits for thousands of retired union mine workers and their dependents. Substantially all of the Company's accumulated postretirement benefit obligations as of December 31, 1998 for retirees of $282.7 million relates to such retired workers and their beneficiaries.

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

In late March 1996 a settlement was reached in the Evergreen Case. Under the terms of the settlement, the coal subsidiaries which had been signatories to earlier National Bituminous Coal Wage Agreements agreed to make various lump sum payments in full satisfaction of all amounts allegedly due to the Trust Funds through January 31, 1996, to be paid over time as follows: approximately $25.8 million upon dismissal of the Evergreen Case and the remainder of $24.0 million in installments of $7.0 million in 1996 and $8.5 million in each of 1997 and 1998. The first payment was entirely funded through an escrow account previously established by the Company. The second, third and fourth (last) payments of $7.0 million and $8.5 million were paid according to schedule and were funded by cash flows from operating activities. In addition, the coal subsidiaries agreed to future participation in the UMWA 1974 Pension Plan.

PROPERTIES
The principal properties of Pittston Coal are coal reserves, coal mines and coal preparation plants, all of which are located in Virginia, West Virginia and eastern Kentucky. Such reserves are either owned or leased. Leases of land or coal mining rights generally are either for a long-term period or until exhaustion of the reserves, and require the payment of a royalty based generally on the sales price and/or tonnage of coal mined from a particular property. Many leases or rights provide for payment of minimum royalties.

Pittston Coal's estimated proven and probable surface mining, deep mining and total coal reserves as of December 31, 1998 were 103 million, 397 million and 500 million tons, respectively. Such estimates represent economically recoverable and minable tonnage and include allowances for extraction and processing.

The decrease in total reserves over 1997 levels is primarily attributable to the sale in the second quarter of 1998 of the Elkay mining operation in West Virginia.

Of the 500 million tons of proven and probable coal reserves as of year-end 1998, approximately 60% has a sulphur content of less than 1% (which is generally regarded in the industry as low sulphur coal) and approximately 40% has a sulphur content greater than 1%. Approximately 36% of total proven and probable reserves consist of metallurgical grade coal.

As of December 31, 1998, Pittston Coal controlled approximately 536 million tons of additional coal deposits in the eastern United States, and approximately 170 million tons of low sulphur coal deposits in Sheridan County, Wyoming which cannot be expected to be economically recovered without market improvement and/or the application of new technologies.

Pittston Coal also owns other non-coal properties, such as land, hardwood forests and natural gas reserves. It owns approximately 225 thousand surface acres of land which includes approximately 125 thousand acres of saw timber grade hardwood forests, comprising approximately 435 million board feet. Most of the oil and gas rights are managed by an indirect wholly owned subsidiary of Pittston Coal which, in general, receives royalty and other income from gas development and operation by third parties. As of December 31, 1998, including royalty interests, net proven developed natural gas reserves located in Virginia and West Virginia approximated 3.5 Bcf. Pittston Coal also receives income from the sale of timber cutting rights on certain properties as well as from the operation of a sawmill.

Pittston Coal owns a 32.5% interest in Dominion Terminal Associates ("DTA"), which leases and operates a ground storage-to-vessel coal transloading facility in Newport News, Virginia. DTA has a throughput capacity of 22.0 million tons of coal per year and ground storage capacity of 2.0 million tons. A portion of Pittston Coal's share of the throughput and ground storage capacity of the DTA facility is subject to user rights of third parties which pay Pittston Coal a fee. The DTA facility serves export customers, as well as domestic coal users located on the eastern seaboard of the United States. For information relating to the financing arrangements for DTA, see page 87 of the Minerals Group's 1998 Annual Report which is incorporated herein by reference.

MINERAL VENTURES
Mineral Ventures' business is directed at locating and acquiring mineral assets, advanced stage projects and operating mines. Mineral Ventures continues to evaluate gold projects in North America and Australia. An exploration office operates from Reno, Nevada to coordinate Mineral Ventures' continuing exploration program in the Western United States. In 1998, Mineral Ventures expended approximately $4.6 million on all such programs.

Mineral Ventures primarily consists of a 50% direct interest in the Stawell gold mine ("Stawell") located in Western Victoria, Australia. The remaining 50% interest in Stawell is owned by Mining Project Investors ("MPI"). In addition, Mineral Ventures has a 51.5% ownership interest in its joint venture partner MPI. This ownership interest increased during 1998 from 34.1% to 51.5% (45% on a fully diluted basis) as a result of a sale by MPI of its 50% interest in the Black Swan Nickel Joint Venture (including the Silver Swan Mine). The sale of the venture was to one of its shareholders, Outokumpu, for a combination of cash and Outokumpu's shareholding in MPI. The Stawell gold mine produced approximately 93,500 ounces of gold in 1998. Mineral Ventures estimates that on December 31, 1998, the Stawell gold mine had approximately 406,000 ounces of proven and probable gold reserves. In-mine and surface exploration at Stawell continue to generate positive results.

A substantial portion of Mineral Ventures' financial results is derived from activities in Australia, which has a local currency other than the US dollar. Because the financial results of Mineral Ventures are reported in US dollars, they are affected by the changes in the value of the foreign currency in relation to the US dollar. Rate fluctuations may adversely affect transactions which are denominated in the Australian dollar. Mineral Ventures routinely enters into such transactions in the normal course of its business. Mineral Ventures, from time to time, uses foreign currency forward contracts to hedge the currency risks associated with these transactions

Mineral Ventures is also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions.

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

Based on data available to the Company and its environmental consultants, the Company estimates its portion of the cleanup costs, on an undiscounted basis, using existing technologies to be between $6.6 million and $11.2 million and to be incurred over a period of up to five years. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which the clean-up will be conducted. The estimate of costs and the timing of payments could change as a result of changes to the remediation plan required, changes in the technology available to treat the site, unforeseen circumstances existing at the site and additional cost inflation.

The Company commenced insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. In August 1995, the District Court ruled on various Motions for Summary Judgment. In its decision, the Court found favorably for the Company on several matters relating to the comprehensive general liability policies but concluded that the pollution liability policies did not contain pollution coverage for the types of claims associated with the Tankport site. On appeal, the Third Circuit reversed the District Court and held that the insurers could not deny coverage for the reasons stated by the District Court, and the case was remanded to the District Court for trial. In the latter part of 1998, the Company concluded a settlement with its comprehensive general liability insurer and has agreements with three other groups of insurers. If these agreements are consummated, only one group of insurers will be remaining in this coverage action. In the event the parties are unable to settle the dispute with this group of insurers, the case is scheduled to be tried in June 1999. Management and its outside legal counsel continue to believe, however, that recovery of a substantial portion of the cleanup costs ultimately will be probable of realization. Accordingly, based on estimates of potential liability, probable realization of insurance recoveries, related developments of New Jersey law and on the Third Circuit's decision, it is the Company's belief that the ultimate amount that it would be liable for related to the remediation of the Tankport site will not significantly adversely impact the Company's results of operations or financial position.

ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

Not applicable.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

Not applicable.

The Pittston Company and Subsidiaries
EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list as of March 15, 1999, of the names and ages of the executive and other officers of Pittston and the names and ages of certain officers of its subsidiaries, indicating the principal positions and offices held by each. There is no family relationship between any of the officers named.

Name                    Age     Positions and Offices Held                                            Held Since
-----------------------------------------------------------------------------------------------------------------
EXECUTIVE OFFICERS:
Michael T. Dan           48     President and Chief Executive Officer                                    1998
                                Chairman of the Board                                                    1999
James B. Hartough        51     Vice President-Corporate Finance and Treasurer                           1988
Frank T. Lennon          57     Vice President-Human Resources and Administration                        1985
Austin F. Reed           47     Vice President, General Counsel and Secretary                            1994
Robert T. Ritter         47     Vice President and Chief Financial Officer                               1998

OTHER OFFICERS:
Amanda N. Aghdami        30     Controller                                                               1997
Jonathan M. Sturman      56     Vice President-Corporate Development                                     1995
Arthur E. Wheatley       56     Vice President and Director of Risk Management                           1988

SUBSIDIARY OFFICERS:
C. Robert Campbell       54     President and Chief Executive Officer of BAX Global Inc.                 1998
Thomas W. Garges, Jr.    59     President and Chief Executive Officer of Pittston Coal Company           1999
Mark T. Gritton          49     President and Chief Operating Officer of Brink's, Incorporated           1998
Peter A. Michel          56     President and Chief Executive Officer of Brink's Home Security, Inc.     1988
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------


Executive and other officers of Pittston are elected annually and serve at the pleasure of its Board of Directors.

Mr. Dan was elected President, Chief Executive Officer and Director of The Pittston Company on February 6, 1998 and was elected Chairman of the Board effective January 1, 1999. He also serves as Chief Executive Officer of Brink's Incorporated, a position he has held since July 1993 and as President and Chief Executive Officer of Brink's Holding Company, a position he has held since December 31, 1995. He also serves as Chairman of the Board of BAX Global Inc., a position he has held since February 1998. He also serves as Chairman of the Board of Pittston Mineral Ventures, a position he has held since August 31, 1998 and as Chairman of the Board of Pittston Coal Company, a position he has held since September 1, 1998. From August 1992 to July 1993 he served as President of North American operations of Brink's, Incorporated and as Executive Vice President of Brink's, Incorporated from 1985 to 1992.

Mr. Ritter joined The Pittston Company as Vice President and Chief Financial Officer in August of 1998. Prior thereto, he served as Chief Financial Officer of WLR Foods, Inc. from June 1996 to July 1998. From April 1995 to May 1996, he was a private investor and financial consultant and was Treasurer at American Cyanamid Company from March 1991 to January 1994 and Controller from February 1994 to March 1995.

Messrs. Hartough, Lennon, Reed, Sturman and Wheatley have served in their present positions for more than the past five years.

Ms. Aghdami was elected to her current position on November 7, 1997. She joined The Pittston Company in September 1996 as Manager of Financial Reporting. Prior to September 1996, she was Audit Manager with Ernst & Young LLP.

Mr. Campbell joined BAX Global Inc. in June 1998 as President and Chief Executive Officer. Before joining BAX Global, he served as Executive Vice President for Advantica Restaurant Group, Inc. from 1995 to June 1998. From 1991 to 1995 he served as Executive Vice President at Ryder System Inc.

Mr. Gritton was elected President and Chief Operating Officer in December 1998 after joining Brink's, Inc. in July 1997 as Executive Vice President of Brink's US Operations. Before joining Brink's, he worked at Deluxe Corporation where he served as president of its financial services group division.

Mr. Garges joined Pittston Coal Company on January 4, 1999 as President and Chief Executive Officer. Before joining Pittston Coal, he served as President and Chief Executive Officer of Rochester and Pittsburgh Coal Company. From 1971 to 1986, he was Executive Vice President - Operations for Pittston Coal and President of Pittston Coal's Pyxis operations.

Mr. Michel was elected President and Chief Executive Officer of Brink's Home Security, Inc. in April 1988. From 1985 to 1987, he served as President and Chief Executive Officer of Penn Central Technical Security Co.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
--------------------------------------------------------------------------------

The Company has three classes of common stock: Pittston Brink's Group Common Stock ("Brink's Stock"), Pittston BAX Group Common Stock ("BAX Stock") and Pittston Minerals Group Common Stock ("Minerals Stock") which were designed to provide shareholders with separate securities reflecting the performance of the Brink's Group, BAX Group and Minerals Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting any of the Groups. The Brink's Group consists of the Brink's and BHS segments of the Company. The BAX Group consists of the BAX Global segment of the Company. The Minerals Group consists of the Pittston Coal and Mineral Ventures segments of the Company. The Company prepares separate Annual Reports for the Brink's, BAX and Minerals Groups, each of which includes the consolidated financial information of the Company.

Holders of Brink's Group, BAX Group and Minerals Group common stocks are shareholders of the Company, which continues to be responsible for all its liabilities. Accordingly, the financial statements of the Pittston Brink's Group, Pittston BAX Group and Pittston Minerals Group must be read in conjunction with the financial statements of The Pittston Company which are included in each Group's Annual Report.

Reference is made to page 88 of the Brink's Group 1998 Annual Report, page 91 of the BAX Group 1998 Annual Report and page 96 of the Minerals Group 1998 Annual Report, which are incorporated herein by reference, for information required by this item.

ITEM 6. SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

Reference is made to pages 6 and 39 of the Brink's Group 1998 Annual Report, pages 7 and 41 of the BAX Group 1998 Annual Report and pages 6 and 47 of the Minerals Group 1998 Annual Report, which are incorporated herein by reference, for information required by this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS
--------------------------------------------------------------------------------

Reference is made to pages 7 through 16 and 40 through 55 of the Brink's Group 1998 Annual Report, pages 8 through 17 and 42 through 58 of the BAX Group 1998 Annual Report and pages 7 through 20 and 48 through 63 of the Minerals Group 1998 Annual Report, which are incorporated herein by reference, for information required by this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

The information regarding quantitative and qualitative disclosures about market risk is included in this report under Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

Reference is made to pages 17 through 37 and 56 through 87 of the Brink's Group 1998 Annual Report, pages 18 through 38 and 59 through 90 of the BAX Group 1998 Annual Report and pages 21 through 45 and 64 through 95 of the Minerals Group 1998 Annual Report, which are incorporated herein by reference, for information required by this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

The information required by this Item regarding directors is incorporated by reference to Pittston's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 1998. The information regarding executive officers is included in this report following Item 4, under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------
The information required by Items 11 through 13 is incorporated by reference to Pittston's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 1998.




PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   All financial statements - see index to financial statements and schedules.

     2. Financial statement schedules - see index to financial statements and schedules.

     3.   Exhibits - see exhibit index.

(b) Reports on Form 8-K were filed on (i) October 15, 1998, with respect to a press release filed by Mining Project Investors Pty Ltd., an affiliate of the Company, announcing the sale of its 50% interest in the Black Swan Nickel Joint Venture; (ii) November 13, 1998, with respect to an announcement by Pittston Minerals Group, that Mining Project Investors Pty Ltd. had completed the previously announced sale; and (iii) November 19, 1998, with respect to the Company's sale of additional shares of Pittston BAX Group Common Stock and Pittston Minerals Group Common Stock to The Pittston Company Employee Benefits Trust.

UNDERTAKING
For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8 Nos. 2-64258, 33-2039, 33-21393, 33-23333, 33-69040, 33-53565 and 333-02219:

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

The Pittston Company and Subsidiaries
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 1999.

                                                 The Pittston Company
                                                      (Registrant)



                                       By             M. T. Dan
                                          ______________________________________
                                                     (M. T. Dan,
                                                Chairman, President and
                                               Chief Executive Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 12, 1999.

          Signatures                                     Title
          ----------                                     -----

R. G. Ackerman*                                        Director
J. R. Barker*                                          Director
J. L. Broadhead*                                       Director
W. F. Craig*                                           Director

M. T. Dan                                         Chairman, President and
_______________________________________           Chief Executive Officer
(M. T. Dan)                                     (principal executive officer)

G. Grinstein*                                          Director
R. M. Gross*                                           Director
C. F. Haywood*                                         Director

R. T. Ritter
_______________________________________               Vice President
(R. T. Ritter)                                   and Chief Financial Officer
                                                (principal accounting officer)

C. S. Sloane*                                          Director
R. H. Spilman*                                         Director
A. H. Zimmerman*                                       Director

*By  M. T. Dan
    ___________________________________
     (M. T. Dan, Attorney-in-Fact)


The Pittston Company and Subsidiaries
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

FINANCIAL STATEMENTS:

The consolidated financial statements of The Pittston Company, Pittston Brink's Group, Pittston BAX Group and Pittston Minerals Group, listed in the index below which are included in the Annual Report of Pittston Brink's Group, Pittston BAX Group and Pittston Minerals Group, for the year ended December 31, 1998 are incorporated herein by reference. With the exception of the pages listed in the index below and the information incorporated by reference included in Parts I, II and IV, the 1998 Annual Reports of the Pittston Brink's Group, Pittston BAX Group and Pittston Minerals Group to Shareholders are not deemed filed as part of this report.

PITTSTON BRINK'S GROUP ANNUAL REPORT

PITTSTON BRINK'S GROUP
Selected Financial Data.................................    6

Management's Discussion and Analysis of Results of
 Operations and Financial Condition..................... 7-16
Independent Auditors' Report............................   17
Balance Sheets..........................................   18
Statements of Operations................................   19
Statements of Shareholder's Equity......................   20
Statements of Cash Flows................................   21
Notes to Financial Statements...........................22-37

THE PITTSTON COMPANY AND SUBSIDIARIES
Selected Financial Data.................................   39

Management's Discussion and Analysis of Results of
 Operations and Financial Condition.....................40-55
Independent Auditors' Report............................   56
Consolidated Balance Sheets.............................   57
Consolidated Statements of Operations...................   58
Consolidated Statements of Shareholders' Equity.........   59
Consolidated Statements of Cash Flows...................   60
Notes to Consolidated Financial Statements..............61-87

PITTSTON BAX GROUP ANNUAL REPORT

PITTSTON BAX GROUP
Selected Financial Data.................................   7

Management's Discussion and Analysis of Results of
 Operations and Financial Condition..................... 8-17
Independent Auditors' Report............................   18
Balance Sheets..........................................   19
Statements of Operations................................   20
Statements of Shareholder's Equity......................   21
Statements of Cash Flows................................   22
Notes to Financial Statements...........................23-38

THE PITTSTON COMPANY AND SUBSIDIARIES
Selected Financial Data.................................   41
Management's Discussion and Analysis of Results of
 Operations and Financial Condition.....................42-58
Independent Auditors' Report............................   59
Consolidated Balance Sheets.............................   60
Consolidated Statements of Operations...................   61
Consolidated Statements of Shareholders' Equity.........   62
Consolidated Statements of Cash Flows...................   63
Notes to Consolidated Financial Statements..............64-90

PITTSTON MINERALS GROUP ANNUAL REPORT

PITTSTON MINERALS GROUP
Selected Financial Data.................................    6
Management's Discussion and Analysis of Results of
 Operations and Financial Condition..................... 7-20
Independent Auditors' Report............................   21
Balance Sheets..........................................   22
Statements of Operations................................   23
Statements of Shareholder's Equity......................   24
Statements of Cash Flows................................   25
Notes to Financial Statements...........................26-45

THE PITTSTON COMPANY AND SUBSIDIARIES
Selected Financial Data.................................   47
Management's Discussion and Analysis of Results of
 Operations and Financial Condition.....................48-63
Independent Auditors' Report............................   64
Consolidated Balance Sheets.............................   65
Consolidated Statements of Operations...................   66
Consolidated Statements of Shareholders' Equity.........   67
Consolidated Statements of Cash Flows...................   68
Notes to Consolidated Financial Statements..............69-95


FINANCIAL STATEMENT SCHEDULES:

Schedules are omitted because they are not material, not applicable or not required, or the information is included elsewhere in the financial statements.

The Pittston Company and Subsidiaries
EXHIBIT INDEX

Each Exhibit listed previously filed document is hereby incorporated by reference to such document.


Exhibit
Number              Description
-------             -----------
2              Membership Interest Acquisition Agreement Among Air Transport
               International LLC and BAX Global Inc., dated February 3, 1998.
               Exhibit 2 to the Registrant's Current Report on Form 8-K filed
               May 14, 1998.

3(i)           The Registrant's Articles of Correction. Exhibit 3(l) to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended
               March 31, 1998 (the "First Quarter 1998 Form 10-Q").

3(ii)          The Registrant's Bylaws, as amended through January 1, 1999.

4(a)           (i)       Amendment dated as of July 1, 1997, to the Rights
                         Agreement between Registrant and BankBoston, N.A., as
                         successor Rights Agent. Exhibit 4 to the Registrant's
                         Quarterly Report on Form 10-Q for the quarter ended
                         June 30, 1997.

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

               (iii)     Form of Right Certificate for Brink's Rights. Exhibit
                         B-1 to Exhibit 2 to the Form 8-A.

               (iv)      Form of Right Certificate for Minerals Rights. Exhibit
                         B-2 to Exhibit 2 to the Form 8-A.

               (v) Form of Right Certificate for BAX Rights. Exhibit B-3 to Exhibit 2 to the Form 8-A.

               Instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries have been omitted because the amount of debt under any such instrument does not exceed 10% of the total assets of the Registrant and its consolidated subsidiaries. The Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

10(a)*         The Key Employees Incentive Plan, as amended.

10(b)*         The Key Employees' Deferred Compensation Program, as amended.
               Exhibit 10(d) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").

10(c)*         (i)       The Registrant's Pension Equalization Plan as amended.
                         Exhibit 10(e)(I) to the Registrant's Annual Report on
                         Form 10-K for the year ended December 31, 1997 (the
                         "1997 Form 10-K").

               (ii)      Amended and Restated Trust Agreement, dated December 1,
                         1997, between Registrant and Chase Manhattan Bank, as
                         Trustee. Exhibit 10(e)(ii) to the 1997 Form 10-K.

               (iii)     Trust Agreement under the Pension Equalization Plan,
                         Retirement Plan for Non-Employee Directors and Certain
                         Contractual Arrangements of The Pittston Company made as of September 16, 1994, by and between the Registrant and Chase Manhattan Bank (National Association), as
                         Trustee. Exhibit 10(l) to the Registrant's Quarterly
                         Report on Form 10-Q for the quarter ended September 30, 1994 (the "Third Quarter 1994 Form 10-Q").

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

10(d)*         The Registrant's Executive Salary Continuation Plan. Exhibit
               10(e) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (the "1991 Form 10-K").

10(e)* The Registrant's Non-Employee Directors' Stock Option Plan, as amended. Exhibit 10(g) to the 1997 Form 10-K.

10(f)*         The Registrant's 1988 Stock Option Plan, as amended. Exhibit
               10(h) to the 1997 Form 10-K.

10(g)*         (i)       Employment Agreement dated as of May 1, 1993, between
                         the Registrant and J.C. Farrell. Exhibit 10 to the
                         Registrant's Quarterly Report on Form 10-Q for the
                         quarter ended March 31, 1993.




               (ii)      Amendment No. 1 to Employment Agreement dated as of May
                         1, 1993, between the Registrant and J. C. Farrell.
                         Exhibit 10(h) to the Registrant's Annual Report on Form
                         10-K for the year ended December 31, 1993.

               (iii) Form of Amendment No. 2 dated as of September 16, 1994, to Employment Agreement dated as of May 1, 1993, as amended by Amendment No. 1 thereto dated March 18,
                         1994, between the Registrant and J. C. Farrell. Exhibit
                         10(b) to the Third Quarter 1994 Form 10-Q.

               (iv)      Amendment No. 3 to Employment Agreement dated as of May
                         1, 1996, between the Registrant and J.C. Farrell.
                         Exhibit 10(i)(iv) to the 1995 Form 10-K.

               (v)       Amendment No. 4 to Employment Agreement, dated as of
                         April 23, 1997, between the Registrant and J.C.
                         Farrell. Exhibit 10(i)(v) to the 1997 Form 10-K.

10(h)*         (i)       Employment Agreement dated as of June 1, 1994, between
                         the Registrant and D. L. Marshall. Exhibit 10 to the
                         Registrant's Quarterly Report on Form 10-Q for the
                         Quarter ended June 30, 1994.

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

               (iv) Letter Agreement dated as of April 1, 1996, amending the Marshall Employment Agreement. Exhibit 10(j)(iv) to the 1995 Form 10-K.

               (v) Form of Letter Agreement dated as of June 1, 1997, replacing all prior Employment Agreements and amendments or modifications thereto, between the Registrant and D. L. Marshall. Exhibit 10(j)(v) to the
                         Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K").

               (vi) Form of Letter Agreement dated as of October 1, 1997, replacing all prior Employment Agreements and amendments or modifications thereto, between the Registrant and D. L. Marshall. Exhibit 10(b) to the
                         Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

               (vii) Retirement Agreement, dated as of May 4, 1998, between the Registrant and D. L. Marshall. Exhibit 10(a) to the
                         First Quarter 1998 Form 10-Q.

10(i)*         (i)       Form of change in control agreement replacing all prior
                         change in control agreements and amendments and
                         modifications thereto, between the Registrant and J. C.
                         Farrell. Exhibit 10(l)(i) to the 1997 Form 10-K.

               (ii) Form of change in control agreement replacing all prior change in control agreements and amendments and modifications thereto, between the Registrant (or a subsidiary) and various officers of the Registrant.
                         Exhibit 10(l)(ii) to the 1997 Form 10-K.

10(j)* Form of Indemnification Agreement entered into by the Registrant with its directors and officers. Exhibit 10(l) to the 1991 Form
               10-K.

10(k)*         (i)       Registrant's Retirement Plan for Non-Employee
                         Directors, as amended. Exhibit 10(g) to the Third
                         Quarter 1994 Form 10-Q.

               (ii) Form of letter agreement dated as of September 16, 1994, between the Registrant and its Non-Employee
                         Directors pursuant to Retirement Plan for Non-Employee
                         Directors. Exhibit 10(h) to the Third Quarter 1994 Form
                         10-Q.

10(l)*         (i)       Form of severance agreement between Registrant and J.C.
                         Farrell. Exhibit 10(o)(i) to the 1997 Form 10-K.

               (ii) Form of severance agreement between the Registrant (or a subsidiary) and various of the Registrant's officers.
                         Exhibit 10(o)(ii) to the 1997 Form 10-K.

10(m)*         Registrant's Directors' Stock Accumulation Plan. Exhibit A to the
               Registrant's Proxy Statement filed March 26, 1996.

10(n)*         Registrant's Amended and Restated Plan for Deferral of Directors'
               Fees. Exhibit 10(o) to the Registrant's Annual Report on Form
               10-K for the year ended December 31, 1989.




10(o)          (i)       Lease dated as of April 1, 1989, between Toledo-Lucas
                         County Port Authority (the "Authority"), as Lessor, and
                         Burlington, as Lessee. Exhibit 10(i) to the
                         Registrant's Quarterly Report on Form 10-Q for the
                         quarter ended June 30, 1989 (the "Second Quarter 1989
                         Form 10-Q").

               (ii) Lease Guaranty Agreement dated as of April 1, 1989, between Burlington (formerly Burlington Air Express
                         Management Inc.), as Guarantor, and the Authority.
                         Exhibit 10(ii) to the Second Quarter 1989 Form 10-Q.

               (iii)     Trust Indenture dated as of April 1, 1989 between the
                         Authority and Society Bank & Trust (formerly,
                         Trustcorp. Bank, Ohio) (the "Trustee"), as Trustee.
                         Exhibit 10(iii) to the Second Quarter 1989 Form 10-Q.

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

               (x)       First Supplemental Indenture between Toledo-Lucas
                         County Port Authority, and Society National Bank, as
                         Trustee, dated as of March 1, 1994. Exhibit 10.1 to the
                         Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (the "First Quarter 1994
                         Form 10-Q").

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

10(p)*         (i)       Credit Agreement dated as of March 4, 1994, among The
                         Pittston Company, as Borrower, Lenders Parties Thereto,
                         Chemical Bank, Credit Suisse and Morgan Guaranty Trust
                         Company of New York, as Co-agents, and Credit Suisse,
                         as Administrative Agent (the "Credit Agreement").
                         Exhibit 10.4 to the First Quarter 1994 Form 10-Q.

               (ii)      Amendment to the Credit Agreement dated as of May 1,
                         1995. Exhibit 10(s)(ii) to the 1995 Form 10-K.

               (iii)     Amendment to Credit Agreement dated as of May 15, 1996.
                         Exhibit 10(t)((iii) to the 1996 Form 10-K.

10(q)* Retirement Agreement dated March 11, 1998 between the Registrant and J. C. Farrell. Exhibit 10(v) to the 1997 Form 10-K.

10(r)*         Employment Agreement dated as of May 4, 1998, between the
               Registrant and M. T. Dan. Exhibit 10(a) to the Registrant's
               Quarterly Report on Form 10-Q for the quarter ended September 30,
               1998 (the "Third Quarter 1998 Form 10-Q").

10(s)*         Executive Agreement dated as of May 4, 1998, between the
               Registrant and M. T. Dan. Exhibit 10(b) to the Third Quarter 1998
               Form 10-Q.

10(t)*         Executive Agreement dated as of August 7, 1998, between the
               Registrant and R. T. Ritter. Exhibit 10(c) to the Third
               Quarter 1998 Form 10-Q.


                                       22

10(u)* Severance Agreement dated as of August 7, 1998, between the Registrant and R. T. Ritter. Exhibit 10(d) to the Third Quarter 1998 Form 10-Q.

10(v)*    Share Purchase Agreement, dated as of January 27, 1998, between
          Brink's Security International, Inc., acting as Purchaser, and
          Generale de Transport et D'Industrie, acting as Seller.

10(w)*    Shareholders' Agreement, dated as of January 10, 1997, between Brink's
          Security International, Inc., and Valores Tamanaco, C.A.

13        (a)  Pittston Brink's Group 1998 Annual Report

          (b)  Pittston BAX Group 1998 Annual Report

          (c)  Pittston Minerals Group 1998 Annual Report

21        Subsidiaries of the Registrant.

23        Consent of independent auditors.

24        Powers of attorney.

27        Financial Data Schedule.

99*       (a)  Amendment to Registrant's Pension-Retirement Plan relating to preservation of assets of the Pension-Retirement Plan upon a change in control. Exhibit 99 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

          (b)  1994 Employee Stock Purchase Plan of The Pittston Company's
               Annual Report on Form 11-K for the year ended December 31, 1998.

--------------------------
*Management contract or compensatory plan or arrangement.





                                       23



                           STATEMENT OF DIFFERENCES



The trademark symbol shall be expressed as..............................'TM'

The registered trademark symbol shall be expressed as...................'r'