Form 10-Q
period 1999-03-31
PITTSTON CO
filed 1999-05-14
CIK 78890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                          Commission file number 1-9148

                              THE PITTSTON COMPANY
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

             Virginia                                         54-1317776
   -----------------------------------                  -----------------------
       (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                     Identification No.)

          1000 Virginia Center Parkway, Glen Allen, Virginia 23058-4229
     ---------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (804) 553-3600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 7, 1999, 40,861,415 shares of $1 par value Pittston Brink's Group Common Stock, 20,824,910 shares of $1 par value Pittston BAX Group Common Stock and 9,186,434 shares of $1 par value Pittston Minerals Group Common Stock were outstanding.

                                      PART I - FINANCIAL INFORMATION
                                  THE PITTSTON COMPANY AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               March 31                December 31
                                                                                   1999                       1998
------------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                 $      78,796                     83,894
Short-term investments                                                            1,842                      1,767
Accounts receivable (net of estimated amounts uncollectible:
   1999 - $31,607; 1998 - $32,122)                                              588,427                    606,344
Inventories                                                                      45,097                     42,770
Prepaid expenses and other current assets                                        51,805                     33,374
Deferred income taxes                                                            51,034                     52,494
------------------------------------------------------------------------------------------------------------------
Total current assets                                                            817,001                    820,643
Property, plant and equipment, at cost (net of accumulated
   depreciation, depletion and amortization:
   1999 - $581,792; 1998 - $573,250)                                            856,385                    849,883
Intangibles, net of accumulated amortization                                    343,125                    345,600
Deferred pension assets                                                         120,450                    119,500
Deferred income taxes                                                            63,168                     63,489
Other assets                                                                    126,275                    132,022
------------------------------------------------------------------------------------------------------------------
Total assets                                                              $   2,326,404                  2,331,137
------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                                                     $     104,043                     88,283
Current maturities of long-term debt                                             49,262                     36,509
Accounts payable                                                                276,527                    284,341
Accrued liabilities                                                             376,255                    388,300
------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                       806,087                    797,433

Long-term debt, less current maturities                                         318,632                    323,308
Postretirement benefits other than pensions                                     241,217                    239,550
Workers' compensation and other claims                                           92,658                     93,324
Deferred income taxes                                                            20,577                     20,615
Other liabilities                                                               125,768                    120,879
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, par value $10 per share:
   Authorized: 2,000 shares $31.25
   Series C Cumulative Convertible Preferred Stock;
   Issued and outstanding: 1999 - 30 shares; 1998 - 113 shares                      296                      1,134
Pittston Brink's Group Common Stock, par value $1 per share:
   Authorized: 100,000 shares;
   Issued and outstanding: 1999 - 40,861 shares; 1998 - 40,961 shares            40,861                     40,961
Pittston BAX Group Common Stock, par value $1 per share:
   Authorized: 50,000 shares;
   Issued and outstanding: 1999 - 20,825 shares; 1998 - 20,825 shares            20,825                     20,825
Pittston Minerals Group Common Stock, par value $1 per share:
   Authorized: 20,000 shares;
   Issued and outstanding: 1999 - 9,186 shares; 1998 - 9,186 shares               9,186                      9,186
Capital in excess of par value                                                  338,380                    403,148
Retained earnings                                                               428,353                    401,186
Accumulated other comprehensive income                                          (58,269)                   (51,865)
Employee benefits trust, at market value                                        (58,167)                   (88,547)
------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                      721,465                    736,028
------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                $   2,326,404                  2,331,137
------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.


                                  THE PITTSTON COMPANY AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                               (Unaudited)

                                                                                          Quarter Ended March 31
                                                                                         1999                 1998
------------------------------------------------------------------------------------------------------------------
Net sales                                                                       $        108,753           149,898
Operating revenues                                                                       846,133           712,766
------------------------------------------------------------------------------------------------------------------
Net sales and operating revenues                                                         954,886           862,664

Costs and expenses:
Cost of sales                                                                            115,443           144,164
Operating expenses                                                                       712,884           595,771
Selling, general and administrative expenses                                             107,104            99,256
------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                                                 935,431           839,191
Other operating income, net                                                                6,073             3,027
------------------------------------------------------------------------------------------------------------------
Operating profit                                                                          25,528            26,500
Interest income                                                                            1,205             1,181
Interest expense                                                                         (10,197)           (7,384)
Other expense, net                                                                          (370)           (1,435)
------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                                16,166            18,862
Provision for income taxes                                                                 3,506             6,034
------------------------------------------------------------------------------------------------------------------
Net income                                                                                12,660            12,828
Preferred stock dividends, net (Note 7)                                                   18,314              (864)
------------------------------------------------------------------------------------------------------------------
Net income attributed to common shares                                          $         30,974            11,964
------------------------------------------------------------------------------------------------------------------
Pittston Brink's Group:
Net income attributed to common shares                                          $         16,798            17,037
------------------------------------------------------------------------------------------------------------------
Net income per common share:
   Basic                                                                        $            .43               .44
   Diluted                                                                                   .43               .44
------------------------------------------------------------------------------------------------------------------
Cash dividend per common share                                                  $           .025              .025
------------------------------------------------------------------------------------------------------------------
Pittston BAX Group:
Net income (loss) attributed to
   common shares                                                                $            421            (2,966)
------------------------------------------------------------------------------------------------------------------
Net income (loss) per common share:
   Basic                                                                        $            .02              (.15)
   Diluted                                                                                   .02              (.15)
------------------------------------------------------------------------------------------------------------------
Cash dividends per common share                                                 $            .06               .06
------------------------------------------------------------------------------------------------------------------
Pittston Minerals Group:
Net income (loss) attributed to
   common shares (Note 7)                                                       $         13,755            (2,107)
------------------------------------------------------------------------------------------------------------------
Net income (loss) per common share:
   Basic                                                                        $           1.61              (.26)
   Diluted                                                                                  (.45)             (.26)
------------------------------------------------------------------------------------------------------------------
Cash dividends per common share                                                 $           .025             .1625
------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                            $         24,570            10,918
------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                                  THE PITTSTON COMPANY AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (IN THOUSANDS)
                                               (Unaudited)

                                                                                            Quarter Ended March 31
                                                                                            1999              1998
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                            $   12,660            12,828
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation, depletion and amortization                                               42,820            33,878
   Provision for aircraft heavy maintenance                                               11,719             8,733
   Provision for deferred income taxes                                                     1,608             2,115
   Provision (credit) for pensions, noncurrent                                             2,962              (441)
   Provision for uncollectible accounts receivable                                         2,944             2,647
   Minority interest expense                                                                 284             1,821
   Equity in earnings of unconsolidated affiliates,
      net of dividends received                                                           (1,708)             (747)
   Other operating, net                                                                    4,571             4,239
   Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
      Decrease (increase) in accounts receivable                                          27,807           (20,467)
      (Increase) decrease in inventories                                                  (2,170)            2,564
      Increase in prepaid expenses and other current assets                              (15,526)           (5,362)
      Increase in other assets                                                            (2,731)           (1,008)
      Decrease in accounts payable and accrued liabilities                               (28,396)          (17,399)
      Increase (decrease) in other liabilities                                             4,103            (4,604)
      Decrease in workers' compensation and other claims, noncurrent                      (1,069)           (1,718)
      Other, net                                                                             755            (3,459)
------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                 60,633            13,620
------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                                               (58,365)          (60,705)
Aircraft heavy maintenance expenditures                                                  (14,908)           (9,659)
Proceeds from disposal of property, plant and equipment                                    1,065               421
Other, net                                                                                 1,614            (3,958)
------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                    (70,594)          (73,901)
------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Increase in short-term borrowings                                                          9,438            13,000
Additions to long-term debt                                                               47,225            65,991
Reductions of long-term debt                                                             (25,555)           (9,640)
Repurchase of stock of the Company                                                       (23,494)           (4,499)
Proceeds from exercise of stock options                                                      337             2,288
Dividends paid                                                                            (3,088)           (4,122)
------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                  4,863            63,018
------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                      (5,098)            2,737
Cash and cash equivalents at beginning of period                                          83,894            69,878
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                            $   78,796            72,615
------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                  THE PITTSTON COMPANY AND SUBSIDIARIES
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                               (Unaudited)

(1) The Pittston Company (the Company) prepares consolidated financial statements in addition to separate financial statements for the Pittston Brink's Group (the "Brink's Group"), the Pittston BAX Group (the "BAX Group") and the Pittston Minerals Group (the "Minerals Group"). The Brink's Group consists of the Brink's, Incorporated ("Brink's") and Brink's Home Security, Inc. ("BHS") operations of the Company. The BAX Group consists of the BAX Global Inc. ("BAX Global") operations of the Company. The Minerals Group consists of the Pittston Coal Company ("Pittston Coal") and Pittston Mineral Ventures ("Mineral Ventures") operations of the Company. The Company's capital structure includes three issues of Common Stock: Pittston Brink's Group Common Stock ("Brink's Stock"), Pittston BAX Group Common Stock ("BAX Stock") and Pittston Minerals Group Common Stock ("Minerals Stock"), which were designed to provide shareholders with separate securities reflecting the performance of the Brink's Group, BAX Group and Minerals Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting any Group or the Company as a whole. The Company prepares separate financial information including separate financial statements for the Brink's, BAX and Minerals Groups in addition to the consolidated financial information of the Company. Holders of Brink's Stock, BAX Stock and Minerals Stock are shareholders of the Company, which is responsible for all its liabilities. Financial developments affecting the Brink's Group, the BAX Group or the Minerals Group that affect the Company's financial condition could affect the results of operations and financial condition of each of the Groups.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with applicable quarterly reporting regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current period's financial statement presentation. Operating results for the interim periods of 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and related notes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

(2) The following are reconciliations between the calculations of basic and diluted net income (loss) per share by Group:

                                                                                 Quarter Ended March 31
         BRINK'S GROUP                                                           1999             1998
---------------------------------------------------------------------------------------------------------
         Numerator:
         Net income - Basic and
           diluted net income per share numerator                          $     16,798           17,037
         Denominator:
         Basic weighted average common shares
           outstanding                                                           38,904           38,477
         Effect of dilutive securities:
           Stock options                                                            202              604
----------------------------------------------------------------------------------------------------------
         Diluted weighted average
           common shares outstanding                                             39,106           39,081
----------------------------------------------------------------------------------------------------------


         Options to purchase 774 shares of Brink's Stock, at prices between $27.25 and $39.56 per share were outstanding during the three months ended March 31, 1999, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

                                                                                    Quarter Ended March 31
         BAX GROUP                                                                   1999           1998
----------------------------------------------------------------------------------------------------------
         Numerator:
         Net income (loss) - Basic and diluted
           net income (loss) per share numerator                                   $  421         (2,966)
         Denominator:
         Basic weighted average
           common shares outstanding                                               19,036         19,477
         Effect of dilutive securities:
         Stock options                                                                 15           --
----------------------------------------------------------------------------------------------------------
         Diluted weighted average
           common shares outstanding                                               19,051         19,477
----------------------------------------------------------------------------------------------------------



         Options to purchase 2,047 shares of BAX Stock, at prices between $9.13 and $27.91 per share, were outstanding during the three months ended March 31, 1999, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares, and therefore the effect would be antidilutive.

         Options to purchase 2,366 shares of BAX Stock at prices between $5.78 and $27.91 per share were outstanding during the three months ended March 31, 1998, but were not included in the computation of diluted net loss per share because the effect of all options would be antidilutive.

                                                                                        Quarter Ended March 31
         MINERALS GROUP                                                                  1999           1998
--------------------------------------------------------------------------------------------------------------
         Numerator:
         Net loss                                                                    $  (4,559)        (1,243)
         Convertible Preferred Stock dividends, net                                     18,314           (864)
--------------------------------------------------------------------------------------------------------------
         Basic net income (loss) per share numerator                                    13,755         (2,107)
         Effect of dilutive securities:
           Convertible Preferred Stock dividends, net                                  (18,314)           --
--------------------------------------------------------------------------------------------------------------
         Diluted net loss per share numerator                                        $  (4,559)        (2,107)
         Denominator:
         Basic weighted average common
           shares outstanding                                                            8,570           8,225
         Effect of dilutive securities:
           Assumed conversion of Convertible
           Preferred Stock                                                               1,532            --
--------------------------------------------------------------------------------------------------------------
         Diluted weighted average common
           shares outstanding                                                           10,102           8,225
--------------------------------------------------------------------------------------------------------------



         Options to purchase 692 shares of Minerals Stock, at prices between $1.91 and $25.74 per share, were outstanding during the three months ended March 31, 1999 but were not included in the computation of diluted net loss per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

         Options to purchase 677 shares of Minerals Stock, at prices between $9.50 and $25.74 per share, were outstanding during the three months ended March 31, 1998 but were not included in the computation of diluted net loss per share because the effect of all options would be antidilutive.

         The conversion of the Convertible Preferred Stock to 1,765 shares of Minerals Stock has been excluded in the computation of diluted net loss per share for the three months ended March 31, 1998 because the effect of the assumed conversion would be antidilutive.

(3) Depreciation, depletion and amortization of property, plant and equipment totaled $36,937 in the first quarter of 1999 compared to $28,686 in the first quarter of 1998, respectively.

(4) Cash payments made for interest and income taxes, net of refunds received, were as follows:

                                                                                    Quarter Ended March 31
                                                                                    1999              1998
----------------------------------------------------------------------------------------------------------
         Interest                                                                $ 10,260            7,528
----------------------------------------------------------------------------------------------------------
         Income taxes                                                            $  4,649            5,003
----------------------------------------------------------------------------------------------------------

         During the first quarter of 1998, Brink's recorded the following noncash investing and financing activities in connection with the acquisition of substantially all of the remaining shares of its affiliate in France: seller financing of the equivalent of US $27,500 and the assumption of borrowings of approximately US $19,000 and capital leases of approximately US $30,000.

(5) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Brink's Group and the BHS segment for the three months ended March 31, 1998 by $1,061.
         The effect of this change increased diluted net income per common share of the Brink's Group by $0.02 in the three month period ended March 31, 1998.

(6) The cumulative impact of foreign currency translation deducted from shareholders' equity was $57,549 and $48,887 at March 31, 1999 and December 31, 1998, respectively.

         The cumulative impact of cash flow hedges deducted from shareholders' equity were $1,128 and $3,309 at March 31, 1999 and December 31, 1998, respectively.

(7) Under the share repurchase programs authorized by the Board of Directors, the Company purchased shares in the periods presented as follows:

                                                                                       Quarter Ended March 31
         (In thousands)                                                                  1999          1998
-------------------------------------------------------------------------------------------------------------
         Brink's Stock:
            Shares                                                                      100.0            --
           Cost                                                                     $   2,514            --
         BAX Stock:
           Shares                                                                        --              177.5
           Cost                                                                      $   --              3,505
         Convertible Preferred Stock:
           Shares                                                                        83.9              0.4
           Cost                                                                      $ 20,980              146
         Excess carrying amount (a)                                                  $ 19,201               23
--------------------------------------------------------------------------------------------------------------

         (a) The excess of the carrying amount of the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Statement of Operations.

         On March 12, 1999, the Board increased the remaining authority to purchase its Convertible Preferred Stock by $4,300. On March 15, 1999, the Company purchased 83.9 shares (or 839 depositary shares) of its Convertible Preferred Stock for $20,980. The Convertible Preferred Stock is convertible into Minerals Stock and has an annual dividend rate of $31.25 per share. Preferred dividends included on the Company's Statement of Operations for the quarter ended March 31, 1999 are net of the $19,201, which is the excess of the carrying amount over the cash paid to the holders of the Convertible Preferred Stock.

         At March 31, 1999, the Company had the remaining authority to purchase over time 900 shares of Brink's Stock; 1,465 shares of BAX Stock; 1,000 shares of Minerals Stock and an additional $7,556 of its Convertible Preferred Stock. The remaining aggregate purchase cost limitation for all common stock was $22,184 at March 31, 1999.

(8) As of January 1, 1999, the Company adopted AICPA Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5, which provides guidance on the reporting of start-up costs and organization costs, requires that such costs be expensed as incurred. The Company has determined that the capitalized mine development costs for its gold and coal mining operations relate to acquiring and constructing long-lived assets and preparing them for their intended use. Accordingly, the adoption of SOP No. 98-5 had no material impact on the results of operations of the Company.

                      THE PITTSTON COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

The financial statements of The Pittston Company (the "Company") include balance sheets, results of operations and cash flows of the Brink's, Incorporated ("Brink's"), Brink's Home Security, Inc. ("BHS"), BAX Global Inc. ("BAX Global"), Pittston Coal Company ("Pittston Coal") and Pittston Mineral Ventures ("Mineral Ventures") operations of the Company as well as the Company's corporate assets and liabilities and related transactions which are not separately identified with operations of a specific segment.

The following discussion is a summary of the key factors management considers necessary in reviewing the Company's results of operations, liquidity and capital resources.

                              RESULTS OF OPERATIONS

                                                               Quarter Ended March 31
(In thousands)                                                 1999              1998
----------------------------------------------------------------------------------------
Net sales and operating revenues:
Brink's                                                   $   330,763           261,923
BHS                                                            55,121            48,410
BAX Global                                                    460,249           402,433
Pittston Coal                                                 105,548           145,920
Mineral Ventures                                                3,205             3,978
----------------------------------------------------------------------------------------
Net sales and operating revenues                          $   954,886           862,664
----------------------------------------------------------------------------------------

Operating profit (loss):
Brink's                                                   $    19,983            21,919
BHS                                                            14,004            13,502
BAX Global                                                      4,441               430
Pittston Coal                                                  (6,984)            2,502
Mineral Ventures                                                 (790)              (47)
----------------------------------------------------------------------------------------
Segment operating profit                                       30,654            38,306
General corporate expense                                      (5,126)          (11,806)
----------------------------------------------------------------------------------------
Total operating profit                                    $    25,528            26,500
----------------------------------------------------------------------------------------


In the first quarter of 1999, the Company reported net income of $12.7 million compared with $12.8 million in the first quarter of 1998. Operating profit totaled $25.5 million in the 1999 first quarter compared with $26.5 million in the prior year first quarter. Lower operating results at Pittston Coal ($9.5 million), Brink's ($1.9 million) and Mineral Ventures ($0.7 million) were partially offset by increases in operating results at BAX Global ($4.0 million) and BHS ($0.5 million). In addition, corporate expenses in the first quarter of 1999 declined $6.7 million from the prior year, which included $5.8 million of additional expenses related to a retirement agreement between the Company and its former Chairman and CEO.

Preferred dividends included on the Company's Statement of Operations for the quarter ended March 31, 1999 are net of $19.2 million, which is the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to the holders of the Convertible Preferred Stock.

BRINK'S
Brink's consolidated revenues totaled $330.8 million in the first quarter of 1999, a 26% increase over first quarter 1998 revenues of $261.9 million. Brink's operating profit of $20.0 million in the first quarter of 1999 represented a 9% decrease over the $21.9 million of operating profit reported in the prior year quarter.

The increase in Brink's revenues was primarily attributable to operations in Europe, as a result of the acquisition, in the first quarter of 1998, of nearly all the remaining shares of Brink's affiliate in France as well as the acquisition of the remaining 50% interest of Brink's affiliate in Germany in the second quarter of 1998. North America revenues also increased over the prior year quarter due to growth in armored car operations, which include ATM services.

Decreases in operating profit in the first quarter of 1999 over the comparable 1998 quarter in Asia/Pacific, North America and Latin America were partially offset by an increase in operating profit in Europe, primarily due to the improved results from operations in France as well as the increased ownership position. There were also improvements in several other European countries, including Belgium which was negatively impacted during the first quarter of 1998 by industry-wide labor unrest. The decline in Asia/Pacific operating results was primarily due to additional expenses associated with the expansion of operations in Australia. Lower North American operating profits were largely the result of increased information technology expenditures to enhance Brink's capabilities in transportation of valuables, ATM servicing, money processing and air courier operations as well as to implement communication improvements. The decrease in Latin American operating profits was largely due to weaker business conditions, particularly in Venezuela, Colombia and Chile, partially offset by increased equity earnings from the 20% owned Mexico affiliate as well as a slight improvement in Brazil. Latin American business operations have strengthened over the soft fourth quarter 1998 results with improvements in a number of countries as measures were implemented in response to the weak business conditions in that region.

BHS
Revenues for BHS increased by 14% in the first quarter of 1999 compared to the 1998 quarter. This increase in revenues was due to higher ongoing monitoring and service revenues, reflecting a 14% increase in the subscriber base as well as slightly higher average monitoring fees. As a result of such growth, monthly recurring revenues at March 31, 1999 grew 16% versus those as measured at March 31, 1998.

Operating profit in the first quarter of 1999 increased $0.5 million (4%) compared to the 1998 first quarter. Operating profit was favorably impacted by increases generated from monitoring and service activities of $1.8 million (11%) for the first quarter 1999. This improvement over the prior year quarter was due to the growth in the subscriber base combined with higher average monitoring fees, offset in part, by an increase in disconnect expense. Growth in overall operating profit was negatively affected by the up-front net cost of marketing, sales and installation related to gaining new subscribers, which increased $1.3 million during the first quarter of 1999, as compared to the first quarter of 1998. This increase in up-front net cost in the quarter was due to higher levels of sales and marketing costs incurred and expensed.

As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Brink's Group and the BHS segment for the three month period ended March 31, 1998 by $1.1 million.
The effect of this change increased diluted net income per common share of the Brink's Group by $0.02 in the three month period ended March 31, 1998.

BAX GLOBAL
Worldwide revenues for the 1999 first quarter increased 14% over the 1998 first quarter to $460.2 million. Operating profit in the first quarter of 1999 was $4.4 million, compared to $0.4 million in the first quarter of 1998. Operating profit in the first quarter of 1999 included the benefit of $1.6 million of incentive accruals related to 1998 which will not be paid as a result of a management decision made during the first quarter of 1999.

Operating revenues in the first quarter of 1999 increased reflecting higher expedited freight services revenues, the result of a 9% increase in pounds shipped, as well as a 1% increase in revenue per pound (yield). Additionally, non-expedited freight services revenues increased over the prior year quarter primarily as a result of revenues from Air Transport International LLC (ATI), which was acquired in the second quarter of 1998 and higher revenues from supply chain management services in the Pacific region. The 9% increase in pounds shipped over the prior year quarter primarily reflected the acquisition of an affiliate in Taiwan in the first quarter of 1999 as well as the formation of a joint venture in South Korea in mid-1998, partially offset by lower US volumes. The 1% increase in yield resulted primarily from the introduction of the higher yielding "Emergency Response" product in the US in the third quarter of 1998.

Operating profit in the first quarter of 1999 included the aforementioned benefit of $1.6 million of incentive accruals. The improvement in operating profit across all geographic regions over the prior year quarter reflected the aforementioned higher yields in the US, growth in supply chain management services in the Pacific region and the favorable impact of both the Taiwan acquisition and a joint venture in South Korea. These operating profit improvements in the current year quarter were partially offset by seasonal losses from ATI, as well as higher aircraft crew and maintenance costs.

PITTSTON COAL
Net sales for the first quarter of 1999 were $105.5 million, a decrease of 28% from the 1998 first quarter. Operating loss was $7.0 million in the current year quarter compared to operating profit of $2.5 million in 1998.

The decrease in net sales for the first quarter of 1999 over the prior year quarter primarily reflected a decline in both steam and metallurgical sales volume resulting from a 29% reduction in total tons sold. The steam sales reduction was primarily due to the sale of certain assets at the Elkay mining operation ("Elkay Assets") in the second quarter of 1998 and the closing of a surface mine in Kentucky in the third quarter of 1998. The decline in metallurgical sales volume was due to continued softness in market conditions resulting from lower worldwide steel production and a strong US dollar relative to the currencies of other coal exporting nations. While metallurgical coal realizations per ton declined from the prior year quarter, overall realization per ton increased slightly as a greater proportion of coal sales came from metallurgical coal, which generally has a higher realization per ton than steam coal.

The operating loss in the current year quarter reflected a $6.6 million decline in total coal margin and higher idle and closed mine costs and inactive employee costs, up $1.1 million and $2.9 million, respectively, over the prior year. The current year operating loss also includes a benefit of $2.4 million from the settlement of litigation.

The decline in total coal margin reflects the previously mentioned decline in sales volume combined with a $0.98 per ton decrease in coal margin per ton, the result of a decrease in metallurgical coal margins. Metallurgical margins were negatively impacted in the first quarter of 1999 by the decline in realization per ton, resulting from the previously mentioned soft market conditions. Current production cost per ton of coal sold increased primarily due to a correspondingly higher proportion of deep mine production which is generally more costly than surface mine production. In addition, coal margin per ton in the first quarter of 1998 included a $0.27 per ton benefit, related to a favorable ruling issued by the US Supreme Court on the unconstitutionality of the Harbor Maintenance Tax while the first quarter of 1999 included the $0.17 per ton benefit of the judgment rendered by the US District Court for the Eastern District of Virginia, regarding the constitutionality of the federal black lung excise tax, since Pittston Coal no longer had to accrue the tax (as more fully discussed below).

Metallurgical sales in 1999 are expected to continue to be lower than 1998 levels, due to market conditions, as well as the disadvantage caused by the relative strength of the US dollar versus currencies of other metallurgical coal producing countries. In addition, this currency disadvantage has negatively impacted 1999 contract negotiations for the contract year that commenced April 1, 1999.

Operating profit from the gas and timber businesses amounted to $1.4 million and $1.8 million in the first quarters of 1999 and 1998, respectively. The decline was mainly due to depressed natural gas prices and related royalties.

Idle equipment and closed mine costs increased $1.1 million in the 1999 first quarter from the comparable 1998 quarter due to a deep mine producing metallurgical coal that was idled in the first quarter of 1999, in response to the previously mentioned weak market conditions as well as additional costs at other idle mines. Such costs are expected to continue at these higher levels into the next quarter. Barring significant improvements in these market conditions, rising inventory levels could result in further review of capacity requirements. Inactive employee costs, which represent long-term employee liabilities for pension and retiree medical costs, increased 42% over the prior year quarter as a result of reductions in the amortization of actuarial gains, a decrease in the discount rates used to calculate the present value of the liabilities and higher premiums for the Coal Industry Retiree Benefit Act of 1992. Pittston Coal anticipates that costs related to these long-term benefit obligations will continue at these higher levels during 1999.

On February 10, 1999, the US District Court for the Eastern District of Virginia entered a final judgment in favor of certain of the Company's subsidiaries, ruling that the federal black lung excise tax ("FBLET") imposed under Section 4121 of the Internal Revenue Code is unconstitutional as applied to export coal sales and ordering a refund to the subsidiaries of approximately $0.7 million (plus interest) for the FBLET that those companies paid for the quarter ended March 31, 1997. The government did not appeal the judgment before the April 12, 1999 deadline for noting an appeal. The Company will seek refunds of the FBLET it paid on export coal sales for all open statutory periods. The ultimate amounts and timing of such refunds, if any, cannot be determined at the present time. The benefit of this judgment as applied to export coal sales for the first quarter of 1999 is reflected in the production costs of coal sold ($0.6 million) since Coal Operations no longer had to accrue the tax.

A controversy involving an unrelated party with respect to a method of mining called "mountaintop removal" that began in mid-1998 in West Virginia has resulted in a suspension in the issuance of several mining permits including those unrelated to mountaintop removal. Due to the broadness of the suspension, there has been a delay in Vandalia Resources, Inc., a wholly-owned subsidiary of Pittston Coal, being issued, in a timely fashion, mining permits necessary for its uninterrupted mining. For the immediate future Vandalia will require the issuance of two permits to ensure uninterrupted production in 1999. Vandalia obtained the first permit on April 15, 1999. It is essential that the second permit be issued by the end of the second quarter of 1999 in order to avoid production interruptions. Management believes that the regulatory agencies are in the process of establishing a functional review process to expedite permit approvals. Affected employees have been notified of potential production interruptions. During the year ended December 31, 1998, the mining operation which is pursuing these permits produced approximately 2.7 million tons of coal resulting in revenues of approximately $81.8 million and contributed significantly to coal margin.

Coal Operations continues cash funding for charges recorded in prior years for facility closure costs recorded as restructuring and other charges in the Statement of Operations. The following table analyzes the changes in liabilities during the first three months of 1999 for such costs:

                                                               Employee
                                               Mine        Termination,
                                                and             Medical
                                              Plant                 and
                                            Closure           Severance
(In thousands)                                Costs               Costs      Total
----------------------------------------------------------------------------------
Balance as of December 31, 1998         $  8,906              16,307        25,213
Payments                                     575                 319           894
----------------------------------------------------------------------------------
Balance as of March 31, 1999            $  8,331              15,988        24,319
----------------------------------------------------------------------------------


MINERAL VENTURES
Mineral Ventures generated net sales during the first quarter of 1999 of $3.2 million, a 19% decline from the $4.0 million reported in the first quarter of 1998. The decrease in net sales was the result of the continued deterioration of gold prices in the market. Operating loss for the first quarter of 1999 was $0.8 million compared to break-even results in the same period last year. The operating loss during the first quarter of 1999 was not only negatively impacted by lower realization, but also by increased production costs due to a high percentage of low grade ore milled, partially offset by increased equity income from an Australian affiliate. This Australian affiliate has sold additional shares to a new investor, reducing Mineral Ventures' ownership in this Australian affiliate to a 45% interest (40% on a fully diluted basis).

FOREIGN OPERATIONS
A portion of the Company's financial results is derived from activities in a number of foreign countries located in Europe, Asia and Latin America each with a local currency other than the US dollar. Because the financial results of the Company are reported in US dollars, they are affected by changes in the value of the various foreign currencies in relation to the US dollar. Changes in exchange rates may also adversely affect transactions which are denominated in currencies other than the functional currency. The Company periodically enters into such transactions in the course of its business. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency fluctuations may have in any one country on the translated results. The Company, from time to time, uses foreign currency forward contracts to hedge transactional risks associated with foreign currencies. Translation adjustments of net monetary assets and liabilities denominated in the local currency relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. A subsidiary in Venezuela operates in such a highly inflationary economy.

The Company is also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, political instability, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Company cannot be predicted.

CORPORATE EXPENSES
In the first quarters of 1999 and 1998, corporate expenses totaled $5.1 million and $11.8 million, respectively. Corporate expenses in the prior year quarter included $5.8 million of expenses related to a retirement agreement between the Company and its former Chairman and CEO.

OTHER OPERATING INCOME, NET
Other operating income, net, generally includes the Company's share of net earnings or losses of unconsolidated affiliates, primarily Brink's equity affiliates, royalty income, gains and losses from foreign currency exchange and from sales of coal assets. Other operating income, net for the three months ended March 31, 1999 was $6.1 million compared to $3.0 million in the three months ended March 31, 1998. The higher level of income in the quarter primarily relates to a $2.4 million gain from the settlement of litigation at Pittston Coal coupled with higher equity earnings at affiliates of Brink's and Mineral Ventures.

NET INTEREST EXPENSE
Net interest expense in the first quarter of 1999 increased $2.8 million (45%) over the same period in 1998. This increase was predominantly due to higher average interest rates primarily associated with local currency borrowings in Venezuela, and to a lesser extent was due to borrowings resulting from capital expenditures and from acquisitions during 1998 by both Brink's and BAX Global to expand their operations.

OTHER EXPENSE, NET
Other expense, net for the three months ended March 31, 1999 decreased $1.1 million from the prior year period. The decrease was due to lower minority interest expense for Brink's consolidated affiliates partially offset by lower foreign currency translation gains.

INCOME TAXES
In both the 1999 and 1998 periods presented, the provision for income taxes was less than the statutory federal income tax rate of 35% primarily due to the tax benefits of percentage depletion from Pittston Coal and lower taxes on foreign income, partially offset by provisions for goodwill amortization and state income taxes. The effective tax rate for the Company was lower in the first quarter of 1999 than in the same period of 1998 due to the magnitude of the loss before income taxes for Pittston Coal in the first quarter of 1999.

                               FINANCIAL CONDITION

CASH FLOW REQUIREMENTS
Cash provided by operating activities during the first three months of 1999 totaled $60.6 million compared with $13.6 million in the first three months of 1998. This increase resulted from higher cash earnings combined with a decrease in the cash required to fund working capital. The decrease in working capital requirements primarily resulted from reduced sales at the Company's Coal Operations and, to a lesser extent, improved collections.

INVESTING ACTIVITIES
Cash capital expenditures for the first three months of 1999 approximated $58 million, down from approximately $61 million in the comparable period in 1998. Of the 1999 amount of cash capital expenditures, $18.6 million was spent by Brink's, $19.3 million was spent by BHS, $14.0 million was spent by BAX Global, $5.1 million was spent by Pittston Coal and $1.2 million was spent by Mineral Ventures. For the remainder of 1999, company-wide cash capital expenditures are projected to range between $190 and $195 million. The foregoing amounts exclude expenditures that have been or are expected to be financed through capital leases and any acquisition expenditures.

FINANCING
The Company intends to fund cash capital expenditures through cash flow from operating activities or through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or other borrowing arrangements.

Cash flows received from financing activities were $4.9 million for the first quarter of 1999, compared with $63.0 million for the same period in 1998. The 1998 levels reflect additional borrowings of $69.4 million primarily resulting from higher working capital requirements.

The 1999 period includes $31.1 million of additional borrowings, primarily used to finance the purchase of the Company's Preferred Stock (discussed in more detail below).

The Company has a $350.0 million credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million. As of March 31, 1999 and December 31, 1998 borrowings of $100.0 million were outstanding under the term loan portion of the Facility and $130.5 million and $91.6 million, respectively, of additional borrowings were outstanding under the remainder of the Facility.

MARKET RISKS AND HEDGING AND DERIVATIVE ACTIVITIES
The Company has activities in a number of foreign countries throughout the world. Operations within these countries expose the Company to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. In addition, the Company consumes and sells certain commodities in its businesses, exposing it to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by the Company as an integral part of its overall risk management program. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency rate fluctuations may have in any one country on the translated results. The Company's risk management program considers this favorable diversification effect as it measures the Company's exposure to financial markets and as appropriate, seeks to reduce the potentially adverse effects that the volatility of certain markets may have on its operating results. The Company has not had any material change in its market risk exposures since December 31, 1998.

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

READINESS FOR YEAR 2000: STATE OF READINESS
The following is a description of the Company's state of readiness for each of its operating units.

Brink's
The Brink's Year 2000 Project Team has divided its Year 2000 readiness program into six phases: (i) inventory, (ii) assessment, (iii) renovation, (iv) validation/testing, (v) implementation and (vi) integration. Worldwide, Brink's is largely in the renovation, validation/testing and implementation phases of its Year 2000 readiness program.

Brink's North America
With respect to Brink's North American operations, all core IT systems have been identified, renovation has taken place and the Year 2000 project is currently in both the implementation and integration phases. The implementation phase of the core operational systems is expected to be substantially completed by the second quarter of 1999. Non-IT systems, including armored vehicles, closed circuit televisions, videocassette recorders and certain currency processing equipment, are in the assessment phase and certain renovation/replacement has been done. The renovation and validation phases for non-IT systems are expected to continue through the second quarter of 1999. As of March 31, 1999, most of Brink's North America IT systems have been tested and validated as Year 2000 ready. Brink's believes that all its IT and non-IT systems will be Year 2000 compliant or that there will be no material adverse effect on operations or financial results due to non-compliance.

Brink's International
All international affiliates have been provided with an implementation plan, prepared by the Global Year 2000 Project Team. In addition, there is senior management sponsorship in all international countries. The implementation plan requires semi-monthly reports as to the status of each category in each country. The categories include core systems, non-core systems, hardware, facilities, special equipment, voice/data systems, etc. Countries in Europe, Latin America and Asia/Pacific are in varying phases of the Year 2000 readiness program. In Europe, core systems have been identified, some are in the remediation and validation/testing phase, with others currently in the implementation and integration phases. In both Latin America and Asia/Pacific, most countries are currently in active renovation with several completing testing and implementation on core systems. Brink's plans to have completed all phases of its Year 2000 readiness program on a timely basis prior to Year 2000.

BHS
The BHS Year 2000 Project Team has divided its Year 2000 readiness program into four phases: (i) assessment, (ii) remediation/replacement, (iii) testing and
(iv) integration. As of March 31, 1999, BHS has completed the assessment and remediation/replacement phases. BHS is currently in both the testing and integration phases. BHS plans to have completed all phases of its Year 2000 readiness program on a timely basis prior to Year 2000. As of March 31, 1999, at least 90% of BHS' IT and non-IT assets systems have been tested and verified as Year 2000 ready.

BAX Global
The BAX Global Year 2000 Project Team has divided its Year 2000 readiness program into five phases: (i) inventory, (ii) assess and test, (iii) renovate,
(iv) test and verify and (v) implement. During the first quarter of 1999, the inventory phase was completed on a global basis. Assessment of major systems in the Americas and Europe has been completed, with readiness testing now underway. Assessment is currently underway in Asia. Renovation activities for major systems are in process as are replacement activities for non-compliant components and systems that are not scheduled for renovation. Testing has also begun for systems that have been renovated. BAX Global plans to have completed all phases of its Year 2000 readiness program on a timely basis prior to Year 2000. As of March 31, 1999, more than 50% of BAX Global's IT and non-IT assets systems have been tested and verified as Year 2000 ready.

Pittston Coal and Mineral Ventures
The Pittston Coal and Mineral Ventures Year 2000 Project Teams have divided their Year 2000 readiness programs into four phases: (i) assessment, (ii) remediation/replacement, (iii) testing, and (iv) integration. At March 31, 1999, the majority of the core IT assets are either already Year 2000 ready or in the testing or integration phases. Those assets that are not yet Year 2000 ready are scheduled to be remediated or replaced by year-end 1999, with testing and integration to begin concurrently. Pittston Coal and Mineral Ventures plan to have completed all phases of their Year 2000 readiness programs on a timely basis prior to Year 2000. As of March 31, 1999, approximately 90% of hardware systems and embedded systems have been tested and verified as Year 2000 ready.

The Company
As part of its Year 2000 projects, the Company has sent comprehensive questionnaires to significant suppliers, and others with which it does business, regarding their Year 2000 compliance and is in the process of identifying significant problem areas with respect to these business partners. The Company is relying on such third parties' representations regarding their own readiness for Year 2000. This process will be ongoing and efforts with respect to specific problems identified will depend in part upon its assessment of the risk that any such problems may have a material adverse impact on its operations.

Further, the Company relies upon US and foreign government agencies (particularly the Federal Aviation Administration and customs agencies worldwide), utility companies, telecommunication service companies and other service providers outside of its control. According to a recent General Accounting Office report to Congress, some airports will not be prepared for the Year 2000 and the problems these airports experience could impede traffic flow throughout the nation. As with most companies, the Company is vulnerable to significant suppliers', customers', and other third parties' inability to remedy their own Year 2000 issues. As the Company cannot control the conduct of its customers, suppliers or other third parties, there can be no guarantee that Year 2000 problems originating with a supplier or other third party will not occur.

READINESS FOR YEAR 2000: COSTS TO ADDRESS
The Company anticipates incurring remediation and acceleration costs for its Year 2000 readiness programs. Remediation includes the identification, assessment, remediation and testing phases of its Year 2000 readiness programs. Remediation costs include both the costs of modifying existing software and hardware as well as purchases that replace existing hardware and software that is not Year 2000 ready. Most of these costs will be incurred by Brink's and BAX Global. Acceleration costs include costs to purchase and/or develop and implement certain information technology systems whose implementation have been accelerated as a result of the Year 2000 readiness issue. Again most of these costs will be incurred by Brink's and BAX Global.

Total anticipated remediation and acceleration costs are detailed in the table below:

(Dollars in millions)
ACCELERATION                                 Capital       Expense            Total
-----------------------------------------------------------------------------------
Total anticipated Year 2000 costs         $     23.5           4.7            28.2
Incurred through March 31, 1999                 17.5           2.2            19.7
-----------------------------------------------------------------------------------
Remainder                                 $      6.0           2.5             8.5
-----------------------------------------------------------------------------------

REMEDIATION                                  Capital       Expense            Total
-----------------------------------------------------------------------------------
Total anticipated Year 2000 costs         $     12.7          17.8            30.5
Incurred through March 31, 1999                  7.5          12.5            20.0
-----------------------------------------------------------------------------------
Remainder                                 $      5.2           5.3            10.5
-----------------------------------------------------------------------------------

TOTAL                                        Capital       Expense            Total
-----------------------------------------------------------------------------------
Total anticipated Year 2000 costs         $     36.2          22.5            58.7
Incurred through March 31, 1999                 25.0          14.7            39.7
-----------------------------------------------------------------------------------
Remainder                                 $     11.2           7.8            19.0
-----------------------------------------------------------------------------------


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

The following is a description of the Company's risks of the Year 2000 issue for each of its operating units:

Brink's
Brink's believes its most reasonably likely worst case scenario is that it will experience a number of minor system malfunctions and errors in the early days and weeks of the Year 2000 that were not detected during its renovation and testing efforts. Brink's currently believes that these problems will not be overwhelming and are not likely to have a material effect on the Company's operations or financial results. Brink's may experience some additional personnel expenses related to Year 2000 failures, but such expenses are not expected to be material. As noted above, Brink's is vulnerable to significant suppliers', customers' and other third parties' inability to remedy their own Year 2000 issues. As Brink's cannot control the conduct of its suppliers or other third parties, there can be no guarantee that Year 2000 problems originating with a supplier, customer or other third party will not occur. However, Brink's program of communication with major third parties with whom they do business is intended to minimize any potential risks related to third party failures.

BHS
BHS has begun an analysis of the operational problems and costs that would be reasonably likely to result from the failure by BHS and certain third parties to complete efforts necessary to achieve Year 2000 readiness on a timely basis. BHS believes its most reasonably likely worst case scenario is that its ability to receive alarm signals from some or all of its customers may be disrupted due to temporary regional service outages sustained by third party electric utilities, local telephone companies, and/or long distance telephone service providers. Such outages could occur regionally, affecting clusters of customers, or could occur at BHS's principal monitoring facility, possibly affecting the ability to provide service to all customers. BHS currently believes that the consequences of these problems will not be overwhelming and are not likely to have a material effect on the Company's operations or financial condition.

BAX Global
The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect results of operations, liquidity and financial condition of BAX Global. The extent to which such a failure may adversely affect operations is being assessed. BAX Global believes its most reasonably likely worst case scenario is that it will experience a number of minor system malfunctions and errors in the early days and weeks of the Year 2000 that were not detected during its renovation and testing efforts. BAX Global currently believes that these problems will not be overwhelming and are not likely to have a material effect on the company's operations or financial results. As noted above, BAX Global is vulnerable to significant suppliers', customers' and other third parties' (particularly government agencies such as the Federal Aviation Administration and customs agencies worldwide) inability to remedy their own Year 2000 issues. As BAX Global cannot control the conduct of third parties, there can be no guarantee that Year 2000 problems originating with a supplier, customer or other third party will not occur. However, BAX Global's program of communication and assessments of major third parties with whom they do business is intended to minimize any potential risks related to third party failures.

Pittston Coal and Mineral Ventures
Pittston Coal and Mineral Ventures believe that their internal information technology systems will be renovated successfully prior to year 2000. All mission critical systems have been identified that would cause the greatest disruption to the organizations. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures should have no material or significant adverse effect on the results of operations or financial condition of the Company. Pittston Coal and Mineral Ventures believe they have identified their likely worst case scenarios. The likely worst case scenarios, assuming no external failures such as power outages or delays in railroad transportation services, could be delays in invoicing customers and payment of vendors. These likely worst case scenarios, should they occur, are not expected to result in a material impact on the Company's financial statements. The production of coal and gold is not heavily dependent on computer technology and would continue with limited impact.

READINESS FOR YEAR 2000: CONTINGENCY PLAN
The following is a description of the Company's contingency plans for each of its operating units:

Brink's
A contingency planning document, which was developed with the assistance of an external facilitator, has been finalized for Brink's North American operations. Brink's provides a number of different services to its customers and each type of service line was reviewed during the contingency planning sessions. This contingency planning document addresses the issue of what Brink's response would be should a system/device fail, as well as what preparations and actions are required beforehand to ensure continuity of services if those identified systems failed. This includes, in some cases, reverting to paper processes to track and handle packages, additional staff if required and increased supervisory presence. Brink's may experience some additional personnel expenses related to any Year 2000 failures, but they are not expected to be material. This contingency planning document was made available to Brink's International operations to use as a guidance in developing appropriate contingency plans at each of their locations and for the specific services they provide to their customers.

BHS
BHS has begun to develop a contingency plan for dealing with the most reasonably likely worst case scenario. This contingency planning document will address the issue of what BHS's response would be should it sustain a service outage encountered by the third party electric utility, local telephone company, and/or primary long distance telephone service provider at its principal monitoring facility. This includes, among other things, the testing of redundant system connectivity routed through multiple switching stations of the local telephone company, and testing of backup electric generators at both BHS's principal and backup monitoring facilities.

BAX Global
During the first quarter of 1999, BAX Global initiated contingency planning for dealing with its most reasonably likely worst case scenario. That planning is on schedule. The foundation for BAX Global's Year 2000 readiness program is to ensure that all mission-critical systems are renovated/replaced and tested prior to when a Year 2000 failure might occur if the program were not undertaken.

Pittston Coal and Mineral Ventures
Pittston Coal and Mineral Ventures have not yet developed contingency plans for dealing with their most likely worst case scenarios. The foundation for their Year 2000 Programs is to ensure that all mission-critical systems are renovated/replaced and tested prior to when a Year 2000 failure might occur if the programs were not undertaken. As of March 31, 1999, all mission-critical systems, with the exception of human resources-related systems, have been tested and verified as Year 2000 ready. These human resources-related systems are not yet Year 2000 ready and as a safeguard are scheduled to be remediated by mid-1999. These systems will subsequently be replaced by year-end 1999. In addition, as a normal course of business, Pittston Coal and Mineral Ventures maintain and deploy contingency plans designed to address various other potential business interruptions. These plans may be applicable to address the interruption of support provided by third parties resulting from their failure to be Year 2000 ready.

READINESS FOR YEAR 2000: FORWARD LOOKING INFORMATION
This discussion of the Company's readiness for Year 2000, including statements regarding anticipated completion dates for various phases of the Company's Year 2000 project, estimated costs for Year 2000 readiness, the determination of likely worst case scenarios, actions to be taken in the event of such worst case scenarios and the impact on the Company of any delays or problems in the implementation of Year 2000 initiatives by the Company and/or any public or private sector suppliers and service providers and customers involve forward looking information which is subject to known and unknown risks, uncertainties, and contingencies which could cause actual results, performance or achievements, to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the Company, include, but are not limited to, government regulations and/or legislative initiatives, variations in costs or expenses relating to the implementation of Year 2000 initiatives, changes in the scope of improvements to Year 2000 initiatives and delays or problems in the implementation of Year 2000 initiatives by the Company and/or any public or private sector suppliers and service providers and customers.

CAPITALIZATION
The Company has three classes of common stock: Pittston Brink's Group Common Stock ("Brink's Stock"), Pittston BAX Group Common Stock ("BAX Stock") and Pittston Minerals Group Common Stock ("Minerals Stock") which were designed to provide shareholders with separate securities reflecting the performance of the Pittston Brink's Group ("Brink's Group"), the Pittston BAX Group ("BAX Group") and the Pittston Minerals Group ("Minerals Group"), respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting any of the Groups. The Brink's Group consists of the Brink's and BHS operations of the Company. The BAX Group consists of the BAX Global operations of the Company. The Minerals Group consists of the Pittston Coal and Mineral Ventures operations of the Company. The Company prepares separate financial statements for the Brink's, BAX and Minerals Groups in addition to consolidated financial information of the Company.

Under the share repurchase programs authorized by the Board of Directors (the "Board"), the Company purchased shares in the periods presented:


                                                     Quarter Ended March 31
(Dollars in millions, shares in thousands)             1999            1998
----------------------------------------------------------------------------
Brink's Stock:
  Shares                                              100.0              --
  Cost                                            $     2.5              --
BAX Stock:
  Shares                                          $      --           177.5
  Cost                                                   --             3.5
Convertible Preferred Stock:
  Shares                                               83.9             0.4
  Cost                                            $    21.0             0.1
  Excess carrying amount (a)                      $    19.2              --
----------------------------------------------------------------------------

(a) The excess of the carrying amount of the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Statement of Operations.

On March 12, 1999, the Board increased the remaining authority to purchase its Convertible Preferred Stock by $4.3 million. On March 15, 1999, the Company purchased .08 million shares (or .8 million depositary shares) of its Convertible Preferred Stock for $21.0 million. The Convertible Preferred Stock is convertible into Minerals Stock and has an annual dividend rate of $31.25 per share. Preferred dividends included on the Company's Statement of Operations for the quarter ended March 31, 1999 are net of $19.2 million, which is the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to the holders of the Convertible Preferred Stock.

As of March 31, 1999, the Company had the remaining authority to purchase over time 0.9 million shares of Brink's Stock; 1.5 million shares of BAX Stock; 1.0 million shares of Minerals Stock and an additional $7.6 million of its Convertible Preferred Stock. The remaining aggregate purchase cost limitation for all common stock was $22.2 million as of March 31, 1999.

DIVIDENDS
The Board intends to declare and pay dividends, if any, on Brink's Stock, BAX Stock and Minerals Stock based on the earnings, financial condition, cash flow and business requirements of the Brink's Group, BAX Group and the Minerals Group, respectively. Since the Company remains subject to Virginia law limitations on dividends, losses by one Group could affect the Company's ability to pay dividends in respect of stock relating to the other Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount as defined in the Company's Articles of Incorporation. The Available Minerals Dividend Amount may be reduced by activity that reduces shareholder's equity or the fair value of net assets of the Minerals Group. Such activity includes net losses by the Minerals Group, dividends paid on the Minerals Stock and the Convertible Preferred Stock, repurchases of Minerals Stock and the Convertible Preferred Stock, and foreign currency translation losses. As a result of recent financial performance of the Minerals Group and coal industry conditions, as well as consideration of financial condition, cash flow and business requirements, including the Available Minerals Dividend Amount, the Board declined to declare a quarterly dividend on Minerals Stock at its May 1999 meeting. Dividends on the remaining Convertible Preferred Stock were declared.

During the first three months of 1999 and 1998, the Board declared and the Company paid cash dividends of 2.50 cents per share of Brink's Stock and 6.00 cents per share of BAX Stock, as well as 2.50 and 16.25 cents, respectively, per share of Minerals Stock. Dividends paid on the Convertible Preferred Stock in each of the first three months of 1999 and 1998 were $0.9 million. In May 1998, the Company reduced the dividend rate on Minerals Stock to 10.00 cents per year per share for shareholders as of the May 15, 1998 record date.

ACCOUNTING CHANGES
As of January 1, 1999, the Company adopted AICPA Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5, which provides guidance on the reporting of start-up costs and organization costs, requires that such costs be expensed as incurred. The Company has determined that capitalized mine development costs for its gold and coal mining operations relate to acquiring and constructing long-lived assets and preparing them for their intended use. Accordingly, the adoption of SOP No. 98-5 had no material impact on the results of operations of the Company.

FORWARD LOOKING INFORMATION
Certain of the matters discussed herein, including statements regarding metallurgical coal market conditions, idle equipment and closed mine costs, review of capacity requirements, cost of long-term employee liabilities, expedition of mining permit approvals, projected capital spending, coal sales and the readiness for Year 2000, involve forward looking information which is subject to known and unknown risks, uncertainties, and contingencies which could cause actual results, performance or achievements, to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the Company, include, but are not limited to, overall economic and business conditions, the demand for the Company's products and services, pricing and other competitive factors in the industry, geological conditions, new government regulations and/or legislative initiatives, variations in costs or expenses, variations in the spot prices of coal, the ability of counterparties to perform, changes in the scope of improvements to information systems and Year 2000 initiatives, delays or problems in the implementation of Year 2000 initiatives by the Company and/or any public or private sector suppliers and service providers and customers, and delays or problems in the design and implementation of improvements to information systems.

                             PITTSTON BRINK'S GROUP
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   March 31       December 31
                                                                       1999              1998
---------------------------------------------------------------------------------------------
                                                                (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents                                       $    43,169            52,276
Short-term investments                                                1,842             1,767
Accounts receivable (net of estimated uncollectible amounts:
   1999 - $13,782; 1998 - $14,222)                                  234,025           230,548
Receivable - Pittston Minerals Group                                     --            10,321
Inventories                                                          11,396             9,466
Prepaid expenses and other current assets                            32,943            19,011
Deferred income taxes                                                22,609            23,541
---------------------------------------------------------------------------------------------
Total current assets                                                345,984           346,930
---------------------------------------------------------------------------------------------

Property, plant and equipment, at cost (net of accumulated
   depreciation and amortization: 1999 - $316,075;
   1998 - $318,382)                                                 492,985           490,727
Intangibles, net of accumulated amortization                         61,735            62,706
Deferred pension assets                                              26,986            28,818
Deferred income taxes                                                 8,227             7,912
Other assets                                                         37,669            39,911
---------------------------------------------------------------------------------------------
Total assets                                                    $   973,586           977,004
---------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term borrowings                                           $    41,906            19,800
Current maturities of long-term debt                                 45,029            32,062
Accounts payable                                                     50,743            59,608
Payable - Pittston Minerals Group                                        11                --
Accrued liabilities                                                 192,725           195,082
----------------------------------------------------------------------------------------------
Total current liabilities                                           330,414           306,552

Long-term debt, less current maturities                              52,565            93,345
Postretirement benefits other than pensions                           4,438             4,354
Workers' compensation and other claims                               11,229            11,229
Deferred income taxes                                                53,366            53,876
Payable - Pittston Minerals Group                                     5,310             2,943
Other liabilities                                                    19,020            18,071
Minority interests                                                   27,169            25,224
Commitments and contingent liabilities
Shareholder's equity                                                470,075           461,410
----------------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                      $   973,586           977,004
----------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                             PITTSTON BRINK'S GROUP
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                                Quarter Ended March 31
                                                                1999              1998
---------------------------------------------------------------------------------------
Operating revenues                                       $   385,884           310,333

Costs and expenses:
Operating expenses                                           298,463           233,432
Selling, general and administrative expenses                  56,633            46,555
---------------------------------------------------------------------------------------
Total costs and expenses                                     355,096           279,987
Other operating income, net                                    1,416               986
---------------------------------------------------------------------------------------
Operating profit                                              32,204            31,332
Interest income                                                  558               864
Interest expense                                              (5,882)           (3,815)
Other expense, net                                              (213)           (1,337)
---------------------------------------------------------------------------------------
Income before income taxes                                    26,667            27,044
Provision for income taxes                                     9,869            10,007
---------------------------------------------------------------------------------------
Net income                                               $    16,798            17,037
---------------------------------------------------------------------------------------

Net income per common share:
   Basic                                                 $       .43              .44
   Diluted                                                       .43              .44
---------------------------------------------------------------------------------------

Cash dividends per common share                          $      .025             .025
---------------------------------------------------------------------------------------

Weighted average common shares outstanding:
   Basic                                                      38,904            38,477
   Diluted                                                    39,106            39,081
---------------------------------------------------------------------------------------

Comprehensive income                                     $     8,533            15,262
---------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                          PITTSTON BRINK'S GROUP
                                         STATEMENTS OF CASH FLOWS
                                              (IN THOUSANDS)
                                               (Unaudited)

                                                                                        Quarter Ended March 31
                                                                                        1999              1998

--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                        $   16,798            17,037
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                                                      24,342            17,278
   Provision for deferred income taxes                                                 1,453               966
   Provision for pensions, noncurrent                                                  1,791               385
   Provision for uncollectible accounts receivable                                     1,555             1,525
   Minority interest expense                                                             259             1,777
   Equity in earnings of unconsolidated affiliates,
      net of dividends received                                                       (1,368)             (902)
   Other operating, net                                                                2,584             2,345
   Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
      Increase in accounts receivable                                                   (871)          (11,792)
      Increase in inventories                                                         (1,815)           (3,058)
      Increase in prepaid expenses and other current assets                          (13,931)             (982)
      Increase in other assets                                                          (350)           (1,369)
      (Decrease) increase in accounts payable and accrued liabilities                (12,283)            3,333
      Increase (decrease) in other liabilities                                         4,278            (2,281)
      Other, net                                                                         (99)           (1,383)
---------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                             22,343            22,879
---------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                                           (37,953)          (31,866)
Proceeds from disposal of property, plant and equipment                                1,008                77
Other, net                                                                               702               387
---------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                (36,243)          (31,402)
---------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Increase in short-term borrowings                                                     16,503               417
Additions to long-term debt                                                            1,463             4,803
Reductions of long-term debt                                                         (18,355)           (2,518)
Payments from Minerals Group                                                           8,331            11,238
Proceeds from exercise of stock options                                                  296             1,383
Dividends paid                                                                          (931)             (916)
Repurchase of common stock                                                            (2,514)             (716)
---------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                              4,793            13,691
---------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                  (9,107)            5,168
Cash and cash equivalents at beginning of period                                      52,276            37,694
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $   43,169            42,862
---------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                             PITTSTON BRINK'S GROUP
                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

(1) The financial statements of the Pittston Brink's Group (the "Brink's Group") include the balance sheets, results of operations and cash flows of the Brink's, Incorporated ("Brink's") and Brink's Home Security, Inc. ("BHS") operations of The Pittston Company (the "Company"), and a portion of the Company's corporate assets and liabilities and related transactions which are not specifically identified with operations of a particular segment. The Brink's Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate allocations reflected in these financial statements are determined based upon methods which management believes to provide a reasonable and equitable allocation of such items.

     The Company provides to holders of Pittston Brink's Group Common Stock ("Brink's Stock") separate financial statements, financial review, descriptions of business and other relevant information for the Brink's Group, in addition to consolidated financial information of the Company. Holders of Brink's Stock are common shareholders of the Company, which continues to be responsible for all its liabilities. Financial impacts arising from the Brink's Group, the Pittston BAX Group (the "BAX Group") or the Pittston Minerals Group (the "Minerals Group") that affect the Company's financial condition could therefore affect the results of operations and financial condition of each of the Groups. Since financial developments within one Group could affect other Groups, all shareholders of the Company could be adversely affected by an event directly impacting only one Group. Accordingly, the Company's consolidated financial statements must be read in connection with the Brink's Group's financial statements.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with applicable quarterly reporting regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current period's financial statement presentation. Operating results for the interim periods of 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and related notes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

(2) The following is a reconciliation between the calculation of basic and diluted net income per share:

                                                    Quarter Ended March 31
     Brink's Group                                 1999              1998
     --------------------------------------------------------------------
     Numerator:
     Net income - Basic and diluted net
       income per share numerator             $  16,798            17,037
     Denominator:
     Basic weighted average common
       shares outstanding                        38,904            38,477
     Effect of dilutive securities:
       Employee stock options                       202               604
     --------------------------------------------------------------------
     Diluted weighted average
       common shares outstanding                 39,106            39,081
     --------------------------------------------------------------------

     Options to purchase 774 shares of Brink's Stock, at prices between $27.25 and $39.56 per share were outstanding during the three months ended March 31, 1999, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

(3) Depreciation and amortization of property, plant and equipment totaled $23,723 in the first quarter of 1999 compared to $16,941 in the first quarter of 1998.

(4) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Brink's Group and the BHS segment by $1,061 for the first quarter of 1998. The effect of this change increased diluted net income per common share of the Brink's Group by $0.02 in the first quarter 1998.

(5) Cash payments made for interest and income taxes, net of refunds received, were as follows:

                                            Quarter Ended March 31
                                            1999              1998
-------------------------------------------------------------------
         Interest                      $  6,788             3,478
-------------------------------------------------------------------
         Income taxes                  $  2,690             1,279
-------------------------------------------------------------------

     During the first quarter of 1998, Brink's recorded the following noncash investing and financing activities in connection with the acquisition of substantially all of the remaining shares of its affiliate in France: the seller financing of the equivalent of US $27,500 and the assumption of borrowings of approximately US $19,000 and capital leases of approximately US $30,000.

(6) The cumulative impact of foreign currency translation deducted from shareholder's equity was $45,183 and $36,892 at March 31, 1999 and December 31, 1998, respectively.

(7) Under the share repurchase programs authorized by the Board of Directors, the Company purchased shares in the periods presented as follows:

                                                    Quarter Ended March 31
     (In thousands)                                  1999             1998
--------------------------------------------------------------------------
     Brink's Stock:
       Shares                                       100.0               --
       Cost                                $        2,514               --
     Convertible Preferred Stock:
       Shares                                        83.9              0.4
       Cost                                $       20,980              146
--------------------------------------------------------------------------
     Excess carrying amount (a)            $       19,201               23
--------------------------------------------------------------------------

     (a) The excess of the carrying amount of the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Statement of Operations.

     On March 12, 1999, the Board increased the remaining authority to purchase its Convertible Preferred Stock by $4,300. On March 15, 1999, the Company purchased 83.9 shares (or 839 depositary shares) of its Convertible Preferred Stock for $20,980. The Convertible Preferred Stock is convertible into Minerals Stock and has an annual dividend rate of $31.25 per share. Preferred dividends included on the Company's Statement of Operations for the quarter ended March 31, 1999 are net of the $19,201, which is the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to the holders of the Convertible Preferred Stock. The cash flow requirements and proceeds and the costs of the Convertible Preferred Stock have been attributed to the Minerals Group.

     At March 31, 1999, the Company had the remaining authority to purchase over time 900 shares of Brink's Stock and an additional $7,556 of its Convertible Preferred Stock. The remaining aggregate purchase cost limitation for all common stock was $22,184 at March 31, 1999.

(8) As of January 1, 1999, the Brink's Group adopted AICPA Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities". SOP No. 98-5, which provides guidance on the reporting of start-up costs and organization costs, requires that such costs be expensed as incurred. The adoption of SOP No. 98-5 had no material impact on the results of operations of the Brink's Group.

                             PITTSTON BRINK'S GROUP
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

The financial statements of the Pittston Brink's Group (the "Brink's Group") include the balance sheets, results of operations and cash flow of the Brink's, Incorporated ("Brink's") and Brink's Home Security, Inc. ("BHS") operations of The Pittston Company (the "Company"), and a portion of the Company's corporate assets and liabilities and related transactions which are not specifically identified with operations of a particular segment. The Brink's Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate amounts reflected in these financial statements are determined based upon methods which management believes provide a reasonable and equitable estimate of costs, assets and liabilities attributable to the Brink's Group.

The Company provides holders of the Pittston Brink's Group Common Stock ("Brink's Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the Brink's Group, in addition to consolidated financial information of the Company. Holders of Brink's Stock are shareholders of the Company, which is responsible for all its liabilities. Therefore, financial developments affecting the Brink's Group, the Pittston BAX Group (the "BAX Group") or the Pittston Minerals Group (the "Minerals Group") that affect the Company's financial condition could therefore affect the results of operations and financial condition of each of the Groups. Accordingly, the Company's consolidated financial statements must be read in connection with the Brink's Group's financial statements.

The following discussion is a summary of the key factors management considers necessary in reviewing the Brink's Group's results of operations, liquidity and capital resources. This discussion must be read in conjunction with the financial statements and related notes of the Brink's Group and the Company.

                              RESULTS OF OPERATIONS

                                                                                   Quarter Ended March 31
(In thousands)                                                                     1999              1998
----------------------------------------------------------------------------------------------------------
Brink's:
   North America                                                       $        137,438           129,367
   Europe                                                                       110,587            49,813
   Latin America                                                                 76,451            76,492
   Asia/Pacific                                                                   6,287             6,251
----------------------------------------------------------------------------------------------------------
Total Brink's                                                                   330,763           261,923
BHS                                                                              55,121            48,410
----------------------------------------------------------------------------------------------------------
Total operating revenues                                               $        385,884           310,333
----------------------------------------------------------------------------------------------------------
Operating profit:
Brink's:
   North America                                                       $          7,943            10,067
   Europe                                                                         6,309               825
   Latin America                                                                  8,568            10,677
   Asia/Pacific                                                                  (2,837)              350
----------------------------------------------------------------------------------------------------------
Total Brink's                                                                    19,983            21,919
BHS                                                                              14,004            13,502
----------------------------------------------------------------------------------------------------------
Total segment operating profit                                                   33,987            35,421
General corporate expense                                                        (1,783)           (4,089)
----------------------------------------------------------------------------------------------------------
Total operating profit                                                 $         32,204            31,332
----------------------------------------------------------------------------------------------------------

                             SELECTED FINANCIAL DATA

                                                                             Quarter Ended March 31
(In thousands)                                                               1999              1998
----------------------------------------------------------------------------------------------------------
Depreciation and amortization:
   Brink's                                                              $      12,321             8,419
   BHS                                                                         11,959             8,802
   General corporate                                                               62                57
----------------------------------------------------------------------------------------------------------
Total depreciation and amortization                                     $      24,342            17,278
----------------------------------------------------------------------------------------------------------
Cash capital expenditures:
   Brink's                                                              $      18,640            13,303
   BHS                                                                         19,311            18,459
   General corporate                                                                2               104
----------------------------------------------------------------------------------------------------------
Total cash capital expenditures                                         $      37,953            31,866
----------------------------------------------------------------------------------------------------------


The Brink's Group's net income totaled $16.8 million ($0.43 per share) in the first quarter of 1999 compared with $17.0 million ($0.44 per share) in the first quarter of 1998. Operating profit for the 1999 first quarter increased to $32.2 million from $31.3 million in the first quarter of 1998. Revenues for the 1999 first quarter increased $75.6 million compared with the 1998 first quarter. Net interest expense during the first quarter of 1999 increased $2.4 million due largely to higher average interest rates attributable to foreign borrowings (principally in Venezuela) as well as higher average borrowings related to the acquisition of nearly all the remaining shares of Brink's affiliate in France.

BRINK'S
Brink's consolidated revenues totaled $330.8 million in the first quarter of 1999 compared with $261.9 million in the first quarter of 1998. The 26% revenue increase was more than offset by increases in total costs and expenses of $71.2 million (30%). Brink's operating profit of $20.0 million in the first quarter of 1999 represented a $1.9 million (9%) decrease versus the $21.9 million operating profit reported in the prior year quarter. The increase in revenue was attributable to operations in Europe and North America. Operating profit decreases in North America, Latin America and Asia/Pacific were partially offset by an increase in operating profit in Europe.

Revenues from North American operations (United States and Canada) increased $8.1 million (6%), to $137.4 million in the 1999 first quarter from $129.4 million in the prior year quarter. North American operating profit decreased $2.1 million to $7.9 million in the current year quarter. The decline in operating profit was primarily attributable to the increased information technology expenditures in North America to enhance Brink's capabilities in transportation of valuables, ATM servicing, money processing and air courier operations as well as to implement communication improvements. The revenue increase was from growth in armored car operations, which include ATM services.

Revenues and operating profit from European operations amounted to $110.6 million and $6.3 million, respectively, in the first quarter of 1999. These amounts represented increases of $60.8 million and $5.5 million from the comparable quarter of 1998. The increase in revenue was primarily due to the acquisition of nearly all the remaining shares of Brink's affiliate in France in the first quarter of 1998 as well as the acquisition of the remaining 50% interest of Brink's affiliate in Germany in the second quarter of 1998. The operating profit increase was primarily due to the improved results from operations in France as well as the increased ownership position. There were also improvements in several other countries, including Belgium which was negatively impacted during the first quarter of 1998 by industry-wide labor unrest.

In Latin America, revenues were flat on a US dollar basis as increased local currency revenues were largely offset by the effects of a stronger US dollar. Operating profits of $8.6 million for the first quarter of 1999 were $2.1 million lower than the $10.7 million operating profits achieved in the comparable 1998 quarter largely due to weaker business conditions in Latin America, particularly Venezuela, Colombia and Chile. Operating profits improved slightly in Brazil and the 20% owned Mexican affiliate posted solid equity earnings versus an equity loss in the same quarter last year. Latin American business operations have strengthened over the soft fourth quarter 1998 results with improvements in a number of countries as measures were implemented in response to the weak business conditions in that region.

Revenues from Asia/Pacific operations of $6.3 million were relatively unchanged from the first quarter of 1998. Operating loss from Asia/Pacific subsidiaries and affiliates in the first quarter of 1999 was $2.8 million, compared to operating profit of $0.4 million in the prior year quarter. The operating loss was primarily due to expenses associated with the expansion of operations in Australia and, to a lesser extent, general economic weakness in the Asia/Pacific region.

BHS

Selected financial data for BHS on a comparative basis:

                                                                                 Quarter Ended March 31
(Dollars in thousands)                                                            1999             1998
----------------------------------------------------------------------------------------------------------
Monitoring and service                                                     $    19,013           17,182
Net marketing, sales and installation                                           (5,009)          (3,680)
----------------------------------------------------------------------------------------------------------
Operating profit                                                           $    14,004           13,502
----------------------------------------------------------------------------------------------------------
Monthly recurring revenues (a)                                             $    15,555           13,369
----------------------------------------------------------------------------------------------------------
Number of subscribers:
   Beginning of period                                                         585,565          511,532
   Installations                                                                26,851           26,750
   Disconnects                                                                 (11,773)          (9,675)
---------------------------------------------------------------------------------------------------------
End of period                                                                  600,643          528,607
---------------------------------------------------------------------------------------------------------

(a) Monthly recurring revenues are calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for monitoring, maintenance and related services.

Revenues for BHS increased by 14% in the first quarter of 1999 compared to the 1998 quarter. This increase in revenues was due to higher ongoing monitoring and service revenues, reflecting a 14% increase in the subscriber base as well as slightly higher average monitoring fees. As a result of such growth, monthly recurring revenues at March 31, 1999 grew 16% versus those as measured at March 31, 1998.

Operating profit in the first quarter of 1999 increased $0.5 million (4%) compared to the 1998 first quarter. Operating profit was favorably impacted by increases generated from monitoring and service activities of $1.8 million (11%) for the first quarter 1999. This improvement over the prior year quarter was due to the growth in the subscriber base combined with the higher average monitoring fees, offset in part by an increase in disconnect expense. Growth in overall operating profit was negatively affected by the up-front net cost of marketing, sales and installation related to gaining new subscribers which increased $1.3 million during the first quarter of 1999, as compared to the first quarter of 1998. This increase in up-front net cost in the quarter was due to higher levels of sales and marketing costs incurred and expensed.

As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Brink's Group and the BHS segment for the three month period ended March 31, 1998 by $1.1 million.
The effect of this change increased diluted net income per common share of the Brink's Group by $0.02 in the first quarter of 1998.

FOREIGN OPERATIONS
A portion of the Brink's Group financial results is derived from activities in a number of foreign countries located in Europe, Asia and Latin America, each with a local currency other than the US dollar. Because the financial results of the Brink's Group are reported in US dollars, they are affected by changes in the value of the various foreign currencies in relation to the US dollar. Changes in exchange rates may also adversely affect transactions which are denominated in currencies other than the functional currency. Brink's periodically enters into such transactions in the course of its business. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency fluctuations may have in any one country on the translated results. Brink's, from time to time, uses foreign currency forward contracts to hedge transactional risks associated with foreign currencies. Translation adjustments of net monetary assets and liabilities denominated in the local currency relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. The economy in Venezuela, where the Brink's Group has a subsidiary, is considered highly inflationary.

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

CORPORATE EXPENSES
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Brink's Group based upon utilization and other methods and criteria which management believes result in an equitable and reasonable estimate of the cost attributable to the Brink's Group. These attributions were $1.8 million in the first quarter of 1999 and $4.1 million in the first quarter of 1998. Corporate expenses in the first quarter of 1998 include additional expenses of approximately $5.8 million related to a retirement agreement between the Company and its former Chairman and CEO. Approximately $2.0 million of this $5.8 million of expenses were attributed to the Brink's Group.

OTHER OPERATING INCOME, NET
Other operating income, net consists primarily of net equity earnings of Brink's foreign affiliates. These net equity earnings amounted to income of $1.4 million and $0.9 million for the first quarters of 1999 and 1998, respectively. The improvement in net equity earnings in the first quarter of 1999 is primarily due to the level of equity earnings of Brink's 20% owned affiliate in Mexico, as compared to equity losses of this affiliate in the 1998 quarter. Due to the acquisition of the remaining shares of Brink's affiliate in France in the first quarter of 1998, equity earnings in the 1998 first quarter only included two months of the results of this now consolidated subsidiary.

INTEREST EXPENSE, NET
Interest expense, net increased $2.4 million to $5.3 million during the quarter ended March 31, 1999 over the prior year. This increase is predominantly due to unusually high interest rates in Venezuela associated with local currency borrowings in that country, and to a lesser extent, higher average borrowings related to acquisitions in 1998 in France and Germany.

OTHER EXPENSE, NET
Other expense, net which principally included foreign translation gains and losses and minority interest expense or income, improved $1.1 million versus the first quarter of 1998. The 1999 period reflected lower minority ownership expense partially offset by lower translation gains.

INCOME TAXES
In both the 1999 and 1998 periods presented, the provision for income taxes exceeded the statutory federal income tax rate of 35% due to provisions for state income taxes, partially offset by lower taxes on foreign income.

                               FINANCIAL CONDITION

A portion of the Company's corporate assets and liabilities has been attributed to the Brink's Group based upon utilization of the shared services from which assets and liabilities are generated. Management believes this attribution to provide a reasonable and equitable estimate of the assets and liabilities attributable to the Brink's Group.

CASH FLOW REQUIREMENTS
Cash provided by operating activities for the first quarter of 1999 totaled $22.3 million compared to the first quarter of 1998, which provided cash from operating activities of $22.9 million. The increase in cash earnings was largely offset by higher working capital requirements.

INVESTING ACTIVITIES
Cash capital expenditures for the first quarter of 1999 totaled $37.9 million, of which $19.3 million was spent by BHS and $18.6 million was spent by Brink's. Expenditures incurred by BHS were primarily for customer installations, representing the expansion of the subscriber base, while expenditures incurred by Brink's were primarily for expansion, replacement or maintenance of assets used in ongoing business operations. Capital expenditures for Brink's were primarily funded through cash provided by operating activities as well as cash on hand. For the remainder of 1999, cash capital expenditures are expected to range between $125 million and $130 million. The foregoing amounts exclude expenditures that have been or are expected to be financed through capital leases or acquisition expenditures.

FINANCING
The Brink's Group intends to fund cash capital expenditures through cash flow from operating activities. Shortfalls, if any, will be financed through the Company's revolving credit agreements, other borrowing arrangements or repayments from the Minerals Group (as described under "Related Party Transactions").

The Company has a $350.0 million credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million. As of March 31, 1999 and December 31, 1998, borrowings of $100.0 million were outstanding under the term loan and $130.5 million and $91.6 million, respectively, of additional borrowings were outstanding under the revolving portion of the Facility. No portion of the total amount outstanding under the Facility at March 31, 1999 or at December 31, 1998 was attributed to the Brink's Group.

RELATED PARTY TRANSACTIONS
At March 31, 1999, under an interest bearing borrowing arrangement, the Minerals Group owed the Brink's Group $12.0 million, a decrease of $8.3 million from the $20.3 million owed at December 31, 1998. At March 31, 1999, the Brink's Group owed the Minerals Group $17.3 million compared to the $12.9 million owed at December 31, 1998 for tax payments representing Minerals Group tax benefits utilized by the Brink's Group in accordance with the Company's tax sharing policy, of which $12.0 million is expected to be paid within one year.

MARKET RISKS AND HEDGING AND DERIVATIVE ACTIVITIES
The Brink's Group has activities in a number of foreign countries throughout the world. Operations within these countries expose the Brink's Group to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. These financial exposures are monitored and managed by the company as an integral part of its overall risk management program. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency rate fluctuations may have in any one country on the translated results. The Brink's Group risk management program considers this favorable diversification effect as it measures the Brink's Group exposure to financial markets and as appropriate, seeks to reduce the potentially adverse effects that the volatility of certain markets may have on its operating results. The Brink's Group has not had any material change in its market risk exposures since December 31, 1998.

READINESS FOR YEAR 2000: SUMMARY
The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. If not corrected, many date-sensitive applications could fail or create erroneous results by or in the year 2000. The Brink's Group understands the importance of having systems and equipment operational through the year 2000 and beyond and is committed to addressing these challenges while continuing to fulfill its business obligations to its customers and business partners. Both BHS and Brink's have established Year 2000 Project Teams intended to make their information technology assets, including embedded microprocessors ("IT assets"), non-IT assets, products, services and infrastructure Year 2000 compliant.

READINESS FOR YEAR 2000: STATE OF READINESS
Brink's
The Brink's Year 2000 Project Team has divided its Year 2000 readiness program into six phases: (i) inventory, (ii) assessment, (iii) renovation, (iv) validation/testing, (v) implementation and (vi) integration. Worldwide, Brink's is largely in the renovation, validation/testing and implementation phases of its Year 2000 readiness program.

Brink's North America
With respect to Brink's North America operations, all core IT systems have been identified, renovation has taken place and the Year 2000 project is currently in both the implementation and integration phases. The implementation phase of the core operational systems is expected to be substantially completed by the second quarter of 1999. Non-IT systems, including armored vehicles, closed circuit televisions, videocassette recorders and certain currency processing equipment, are in the assessment phase and certain renovation/replacement has been done. The renovation and validation phases for non-IT systems are expected to continue through the second quarter of 1999. As of March 31, 1999, most of Brink's North America IT systems have been tested and validated as Year 2000 ready. Brink's believes that all its IT and non-IT systems will be Year 2000 compliant or that there will be no material adverse effect on operations or financial results due to non-compliance.

Brink's International
All international affiliates have been provided with an implementation plan, prepared by the Global Year 2000 Project Team. In addition, there is senior management sponsorship in all international countries. The implementation plan requires semi-monthly reports as to the status of each category in each country. The categories include core systems, non-core systems, hardware, facilities, special equipment, voice/data systems, etc. Countries in Europe, Latin America and Asia/Pacific are in varying phases of the Year 2000 readiness program. In Europe, core systems have been identified, some are in the remediation and validation/testing phase, with others currently in the implementation and integration phase. In both Latin America and Asia/Pacific, most countries are currently in active renovation with several completing testing and implementation on core systems. Brink's plans to have completed all phases of its Year 2000 readiness program on a timely basis prior to Year 2000.

BHS
The BHS Year 2000 Project Team has divided its Year 2000 readiness program into four phases: (i) assessment, (ii) remediation/replacement, (iii) testing and
(iv) integration. As of March 31, 1999, BHS has completed the assessment and remediation/replacement phases. BHS is currently in both the testing and integration phases. BHS plans to have completed all phases of its Year 2000 readiness program on a timely basis prior to Year 2000. As of March 31, 1999, at least 90% of BHS' IT and non-IT assets systems had been tested and verified as Year 2000 ready.

Brink's Group
As part of their Year 2000 projects, both BHS and Brink's North America have sent comprehensive questionnaires to significant suppliers, and others with which they do business, regarding their Year 2000 compliance and both are in the process of identifying significant problem areas with respect to these business partners. Brink's International operations also have programs in place. The Brink's Group is relying on such third parties' representations regarding their own readiness for Year 2000. This process will be ongoing and efforts with respect to specific problems identified will depend in part upon the assessment of the risk that any such problems may have a material adverse impact on operations.

Further, the Brink's Group relies upon government agencies (US and foreign), utility companies, telecommunication service companies and other service providers outside of its control. As with most companies, the companies of the Brink's Group are vulnerable to significant suppliers', customers' and other third parties' inability to remedy their own Year 2000 issues. As the Brink's Group cannot control the conduct of its suppliers or other third parties, there can be no guarantee that Year 2000 problems originating with a supplier or other third party will not occur.

READINESS FOR YEAR 2000: COSTS TO ADDRESS
The Brink's Group anticipates incurring remediation and acceleration costs for its Year 2000 readiness program. Remediation includes identification, assessment, remediation and testing phases of its Year 2000 readiness program. Remediation costs include the costs of modifying existing software and hardware as well as purchases that replace existing hardware and software that is not Year 2000 ready. Most of these costs will be incurred by Brink's. Acceleration costs include costs to purchase and/or develop and implement certain information technology systems whose implementation have been accelerated as a result of the Year 2000 readiness issue. Again, most of these costs will be incurred by Brink's but were included in the normal budget cycle. Brink's does not separately track the internal costs incurred for Year 2000, but these costs are principally the related payroll for the information systems group and are also included in the normal budget cycle. Additional IT initiatives, unrelated to Year 2000, are continuing.

Total anticipated remediation and acceleration costs are detailed in the table below:

(Dollars in millions)
ACCELERATION                                            Capital             Expense            Total
----------------------------------------------------------------------------------------------------
Total anticipated Year 2000 costs                 $         4.0                 0.8             4.8
Incurred through March 31, 1999                             2.1                 0.4             2.5
----------------------------------------------------------------------------------------------------
Remainder                                         $         1.9                 0.4             2.3
----------------------------------------------------------------------------------------------------
REMEDIATION                                             Capital             Expense            Total
----------------------------------------------------------------------------------------------------
Total anticipated Year 2000 costs                 $        10.0                 3.6            13.6
Incurred through March 31, 1999                             6.1                 1.5             7.6
----------------------------------------------------------------------------------------------------
Remainder                                         $         3.9                 2.1             6.0
----------------------------------------------------------------------------------------------------
TOTAL                                                   Capital             Expense            Total
----------------------------------------------------------------------------------------------------
Total anticipated Year 2000 costs                 $        14.0                 4.4            18.4
Incurred through March 31, 1999                             8.2                 1.9            10.1
----------------------------------------------------------------------------------------------------
Remainder                                         $         5.8                 2.5             8.3
----------------------------------------------------------------------------------------------------


READINESS FOR YEAR 2000: THE RISKS OF THE YEAR 2000 ISSUE
The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect results of operations, liquidity and financial condition of the Brink's Group.

Brink's believes its most reasonably likely worst case scenario is that it will experience a number of minor system malfunctions and errors in the early days and weeks of the Year 2000 that were not detected during its renovation and testing efforts. Brink's currently believes that these problems will not be overwhelming and are not likely to have a material effect on the company's operations or financial results. Brink's may experience some additional personnel expenses related to Year 2000 failures, but such expenses are not expected to be material. As noted above, the Brink's Group is vulnerable to significant suppliers', customers' and other third parties inability to remedy their own Year 2000 issues. As the Brink's Group cannot control the conduct of its suppliers or other third parties, there can be no guarantee that Year 2000 problems originating with a supplier, customer or other third party will not occur. However, Brink's program of communication with major third parties with whom they do business is intended to minimize any potential risks related to third party failures.

BHS has begun an analysis of the operational problems and costs that would be reasonably likely to result from the failure by BHS and certain third parties to complete efforts necessary to achieve Year 2000 readiness on a timely basis. BHS believes its most reasonably likely worst case scenario is that its ability to receive alarm signals from some or all of its customers may be disrupted due to temporary regional service outages sustained by third party electric utilities, local telephone companies, and/or long distance telephone service providers. Such outages could occur regionally, affecting clusters of customers, or could occur at BHS's principal monitoring facility, possibly affecting the ability to provide service to all customers. BHS currently believes that the consequences of these problems will not be overwhelming and are not likely to have a material effect on the company's operations or financial results.

READINESS FOR YEAR 2000: CONTINGENCY PLAN
A contingency planning document, which was developed with the assistance of an external facilitator, has been finalized for Brink's North American operations. Brink's provides a number of different services to its customers and each type of service line was reviewed during the contingency planning sessions. This contingency planning document addresses the issue of what Brink's response would be should a system/device fail, as well as what preparations and actions are required beforehand to ensure continuity of services if those identified systems failed. This includes, in some cases, reverting to paper processes to track and handle packages, additional staff if required and increased supervisory presence. Brink's may experience some additional personnel expenses related to any Year 2000 failures, but they are not expected to be material. This contingency planning document was made available to Brink's International operations to use as a guidance in developing appropriate contingency plans at each of their locations and for the specific services they provide to their customers.

BHS has begun to develop a contingency plan for dealing with the most reasonably likely worst case scenario. This contingency planning document will address the issue of what BHS's response would be should it sustain a service outage encountered by the third party electric utility, local telephone company, and/or primary long distance telephone service provider at its principal monitoring facility. This includes, among other things, the testing of redundant system connectivity routed through multiple switching stations of the local telephone company, and testing of backup electric generators at both BHS's principal and backup monitoring facilities.

READINESS FOR YEAR 2000: FORWARD LOOKING INFORMATION
This discussion of the Brink's Group companies' readiness for Year 2000, including statements regarding anticipated completion dates for various phases of the Brink's Group's Year 2000 project, estimated costs for Year 2000 readiness, the determination of likely worst case scenarios, actions to be taken in the event of such worst case scenarios and the impact on the Brink's Group of any delays or problems in the implementation of Year 2000 initiatives by the Brink's Group and/or any public or private sector suppliers and service providers and customers involve forward looking information which is subject to known and unknown risks, uncertainties, and contingencies which could cause actual results, performance or achievements, to differ materially for those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the Brink's Group, include, but are not limited to, government regulations and/or legislative initiatives, variations in costs or expenses relating to the implementation of Year 2000 initiatives, changes in the scope of improvements to Year 2000 initiatives and delays or problems in the implementation of Year 2000 initiatives by the Brink's Group and/or any public or private sector suppliers and service providers and customers.

CAPITALIZATION
The Company has three classes of common stock: Brink's Stock, Pittston BAX Group Common Stock ("BAX Stock") and Pittston Minerals Group Common Stock ("Minerals Stock") which were designed to provide shareholders with separate securities reflecting the performance of the Brink's Group, BAX Group and Minerals Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting any of the Groups. The Brink's Group consists of the Brink's and BHS operations of the Company. The BAX Group consists of the BAX Global Inc. ("BAX Global") operations of the Company. The Minerals Group consists of the Pittston Coal Company ("Pittston Coal") and Pittston Mineral Ventures ("Mineral Ventures") operations of the Company. The Company prepares separate financial statements for the Brink's, BAX and Minerals Groups, in addition to consolidated financial information of the Company.

Under the share repurchase programs authorized by the Board of Directors (the "Board"), the Company purchased the following shares in the periods presented:

                                                                            Quarter Ended March 31
(Dollars in millions, shares in thousands)                                   1999           1998
-------------------------------------------------------------------------------------------------
Brink's Stock:
   Shares                                                                   100.0             --
   Cost                                                             $         2.5             --
Convertible Preferred Stock:
   Shares                                                                    83.9            0.4
   Cost                                                             $        21.0            0.1
   Excess carrying amount (a)                                       $        19.2            0.0
--------------------------------------------------------------------------------------------------

(a) The excess of the carrying amount of the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Statement of Operations.

On March 12, 1999, the Board increased the remaining authority to purchase its Convertible Preferred Stock by $4.3 million. On March 15, 1999, the Company purchased .08 million shares (or .8 million depositary shares) of its Convertible Preferred Stock for $21.0 million. The Convertible Preferred Stock is convertible into Minerals Stock and has an annual dividend rate of $31.25 per share. Preferred dividends included on the Company's Statement of Operations for the quarter ended March 31, 1999 are net of the $19.2 million, which is the excess of the carrying amount over the cash paid to the holders of the Convertible Preferred Stock. The cash flow requirements and proceeds and the costs of the Convertible Preferred Stock have been attributed to the Minerals Group.

As of March 31, 1999, the Company had the remaining authority to purchase over time 0.9 million shares of Brink's Stock and an additional $7.6 million of its Convertible Preferred Stock. The remaining aggregate purchase cost limitation for all common stock was $22.2 million as of March 31, 1999.

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

During the first three months of 1999 and 1998, the Board declared and the Company paid cash dividends of 2.50 cents per share of Brink's Stock. Dividends paid on the Convertible Preferred Stock in each of the first quarters of 1999 and 1998 were $0.9 million.

ACCOUNTING CHANGES
As of January 1, 1999, the Brink's Group adopted AICPA Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-up Activities". SOP No. 98-5, which provides guidance on the reporting of start-up costs and organization costs, requires that such costs be expensed as incurred. The adoption of SOP No. 98-5 had no material impact on the results of operations of the Brink's Group.

FORWARD LOOKING INFORMATION
Certain of the matters discussed herein, including statements regarding the readiness for Year 2000, repayment of borrowings from the Minerals Group and projected capital spending, involve forward looking information which is subject to known and unknown risks, uncertainties, and contingencies which could cause actual results, performance or achievements to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the Brink's Group and the Company, include, but are not limited to, overall economic and business conditions, the demand for the Brink's Group's services, pricing and other competitive factors in the industry, variations in costs or expenses, cash flow of the Minerals Group, changes in the scope of Year 2000 initiatives, and delays or problems in the implementation of Year 2000 by the Brink's Group and/or any public or private sector suppliers, service providers and customers.

                               PITTSTON BAX GROUP
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                               March 31                December 31
                                                                                   1999                       1998
-------------------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                   $    33,455                     30,676
Accounts receivable (net of estimated uncollectible amounts:
   1999 - $15,515; 1998 - $15,625)                                              275,571                    285,485
Inventories                                                                       4,156                      4,560
Prepaid expenses and other current assets                                        10,682                      7,789
Deferred income taxes                                                             8,659                      9,090
-------------------------------------------------------------------------------------------------------------------
Total current assets                                                            332,523                    337,600

Property, plant and equipment, at cost (net of accumulated depreciation and amortization:
   1999 - $101,271; 1998 - $95,409)                                             208,634                    205,371
Intangibles, net of accumulated amortization                                    177,216                    177,969
Deferred pension assets                                                           6,137                      3,785
Deferred income taxes                                                            33,216                     33,377
Other assets                                                                     16,228                     17,196
-------------------------------------------------------------------------------------------------------------------
Total assets                                                                $   773,954                    775,298
-------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term borrowings                                                       $    44,547                     38,749
Current maturities of long-term debt                                              3,727                      3,965
Accounts payable                                                                189,742                    190,746
Payable - Pittston Minerals Group                                                 9,000                      7,000
Accrued liabilities                                                              95,498                    105,481
-------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                       342,514                    345,941

Long-term debt, less current maturities                                          94,067                     98,191
Postretirement benefits other than pensions                                       4,086                      3,954
Deferred income taxes                                                             1,977                      1,624
Payable - Pittston Minerals Group                                                13,833                     13,355
Other liabilities                                                                16,032                     11,963
Commitments and contingent liabilities
Shareholder's equity                                                            301,445                    300,270
-------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                                  $   773,954                    775,298
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                                            PITTSTON BAX GROUP
                                         STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                               (Unaudited)

                                                                                 Quarter Ended March 31
                                                                                 1999              1998

-------------------------------------------------------------------------------------------------------
Operating revenues                                                   $        460,249           402,433

Costs and expenses:
Operating expenses                                                            414,421           362,339
Selling, general and administrative expenses                                   43,547            43,614
-------------------------------------------------------------------------------------------------------
Total costs and expenses                                                      457,968           405,953
Other operating income (expense), net                                             377              (133)
-------------------------------------------------------------------------------------------------------
Operating profit (loss)                                                         2,658            (3,653)
Interest income                                                                   318               259
Interest expense                                                               (2,152)           (1,218)
Other expense, net                                                               (157)              (98)
-------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                                 667            (4,710)
Provision (credit) for income taxes                                               246            (1,744)
-------------------------------------------------------------------------------------------------------
Net income (loss)                                                    $            421            (2,966)
-------------------------------------------------------------------------------------------------------

Net income (loss) per common share:
  Basic                                                              $            .02              (.15)
  Diluted                                                                         .02              (.15)
-------------------------------------------------------------------------------------------------------

Cash dividends per common share                                      $            .06               .06
-------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding:
  Basic                                                                        19,036            19,477
  Diluted                                                                      19,051            19,477
-------------------------------------------------------------------------------------------------------

Comprehensive income (loss)                                          $            631            (2,566)
-------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                               PITTSTON BAX GROUP
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                                            Quarter Ended March 31
                                                                                            1999              1998
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                                     $      421            (2,966)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                                           9,653             7,667
   Provision for aircraft heavy maintenance                                               11,719             8,733
   Credit for deferred income taxes                                                          (82)             (463)
   Provision (credit) for pensions, noncurrent                                             1,588               (24)
   Provision for uncollectible accounts receivable                                         1,214             1,110
   Other operating, net                                                                    1,338             1,317
   Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
      Decrease in accounts receivable                                                     17,344            15,903
      Decrease (increase) in inventories                                                     404              (142)
      Increase in prepaid expenses and other current assets                               (1,858)           (1,928)
      (Increase) decrease in other assets                                                 (1,699)              583
      Decrease in accounts payable and accrued liabilities                               (12,648)           (9,795)
      Increase (decrease) in other liabilities                                               970            (1,108)
      Other, net                                                                             891            (1,444)
------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                 29,255            17,443
------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                                               (14,044)          (24,379)
Proceeds from disposal of property, plant and equipment                                       46               115
Aircraft heavy maintenance expenditures                                                  (14,908)           (9,659)
Other, net                                                                                    21            (2,406)
------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                    (28,885)          (36,329)
------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Increase in short-term borrowings                                                          5,079             4,497
Additions to long-term debt                                                                4,381            20,844
Reductions of long-term debt                                                              (6,016)           (3,960)
Proceeds from exercise of stock options                                                       41               905
Dividends paid                                                                            (1,076)           (1,106)
Repurchase of common stock                                                                  --              (3,514)
------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                  2,409            17,666
------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                       2,779            (1,220)
Cash and cash equivalents at beginning of period                                          30,676            28,790
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                            $   33,455            27,570
------------------------------------------------------------------------------------------------------------------



See accompanying notes to financial statements.

                               PITTSTON BAX GROUP
                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

(1) The financial statements of the Pittston BAX Group (the "BAX Group") include the balance sheets, results of operations and cash flows of the BAX Global Inc. ("BAX Global") operations of The Pittston Company (the "Company"), and a portion of the Company's corporate assets and liabilities and related transactions which are not specifically identified with operations of a particular segment. The BAX Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate allocations reflected in these financial statements are determined based upon methods which management believes to provide a reasonable and equitable allocation of such items.

         The Company provides to holders of Pittston BAX Group Common Stock ("BAX Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the BAX Group, in addition to consolidated financial information of the Company. Holders of BAX Stock are shareholders of the Company, which is responsible for all its liabilities. Financial impacts arising from the Pittston Brink's Group (the "Brink's Group") the BAX Group or the Pittston Minerals Group (the "Minerals Group") that affect the Company's financial condition could therefore affect the results of operations and financial condition of each of the Groups. Since financial developments within one Group could affect other Groups, all shareholders of the company could be adversely affected by an event directly impacting only one Group. Accordingly, the Company's consolidated financial statements must be read in connection with the BAX Group's financial statements.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with applicable quarterly reporting regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current period's financial statement presentation. Operating results for the interim periods of 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and related notes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

(2) The following is a reconciliation between the calculation of basic and diluted net income (loss) per share:

                                                                                     Quarter Ended March 31
         BAX Group                                                                   1999             1998
----------------------------------------------------------------------------------------------------------
         Numerator:
         Net income (loss) - Basic
            and diluted net income (loss)
            per share numerator                                                   $       421       (2,966)
         Denominator:
         Basic weighted average common
            shares outstanding                                                         19,036       19,477
         Effect of dilutive securities:
            Employee stock options                                                         15           --
----------------------------------------------------------------------------------------------------------
         Diluted weighted average common
            shares outstanding                                                    $    19,051       19,477
----------------------------------------------------------------------------------------------------------

         Options to purchase 2,047 shares of BAX Stock, at prices between $9.13 and $27.91 per share, were outstanding during the three months ended March 31, 1999, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares, and, therefore, the effect would be antidilutive.

         Options to purchase 2,366 shares of BAX Stock at prices between $5.78 and $27.91 per share were outstanding during the three months ended March 31, 1998, but were not included in the computation of diluted net loss per share because the effect of all options would be antidilutive.

(3) Depreciation and amortization of property, plant and equipment totaled $7,766 in the first quarter of 1999 compared to $6,006 in the first quarter of 1998.

(4) Cash payments made for interest and income taxes, net of refunds received, were as follows:

                                                                                     Quarter Ended March 31
                                                                                    1999                1998
--------------------------------------------------------------------------------------------------------------
         Interest                                                               $  2,038                 826
--------------------------------------------------------------------------------------------------------------
         Income taxes                                                           $  1,848               3,746
--------------------------------------------------------------------------------------------------------------


(5) The cumulative impact of foreign currency translation deducted from shareholder's equity was $9,056 and $8,076 at March 31, 1999 and December 31, 1998, respectively.

         The cumulative impact of cash flow hedges deducted from shareholder's equity were $127 and $1,289 at March 31, 1999 and December 31, 1998, respectively.

(6) Under the share repurchase programs authorized by the Board of Directors, the Company purchased shares in the periods presented as follows:

                                                                                     Quarter Ended March 31
         (In thousands)                                                               1999             1998
----------------------------------------------------------------------------------------------------------
         BAX Stock:
           Shares                                                                         --         177.5
           Cost                                                                    $      --         3,505
         Convertible Preferred Stock:
           Shares                                                                       83.9           0.4
           Cost                                                                    $  20,980           146
         Excess carrying amount (a)                                                $  19,201            23
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

         On March 12, 1999, the Board increased the remaining authority to purchase its Convertible Preferred Stock by $4,300. On March 15, 1999, the Company purchased 83.9 shares (or 839 depositary shares) of its Convertible Preferred Stock for $20,980. The Convertible Preferred Stock is convertible into Minerals Stock and has an annual dividend rate of $31.25 per share. Preferred dividends included on the Company's Statement of Operations for the quarter ended March 31, 1999 are net of the $19,201, which is the excess of the carrying amount over the cash paid to the holders of the Convertible Preferred Stock. The cash flow requirements and proceeds and the costs of the Convertible Preferred Stock have been attributed to the Minerals Group.

         At March 31, 1999, the Company had the remaining authority to purchase over time 1,465 shares of BAX Stock and an additional $7,556 of its Convertible Preferred Stock. The remaining aggregate purchase cost limitation for all common stock was $22,184 at March 31, 1999.

(7) As of January 1, 1999, the BAX Group adopted AICPA Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities". SOP No. 98-5, which provides guidance on the reporting of start-up costs and organization costs, requires that such costs be expensed as incurred. The adoption of SOP No. 98-5 had no material impact on the results of operations of the BAX Group.

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

                              RESULTS OF OPERATIONS

                                                                Quarter Ended March 31
(In thousands)                                                   1999              1998
----------------------------------------------------------------------------------------
BAX Global:
Operating revenues:
   Americas                                                   278,252           273,515
   Atlantic                                                    85,412            76,829
   Pacific                                                    110,250            58,688
   Eliminations/Other                                         (13,665)           (6,599)
----------------------------------------------------------------------------------------
Total operating revenues                             $        460,249           402,433
----------------------------------------------------------------------------------------
BAX Global:
Operating profit (loss):
   Americas (a)                                                11,196             8,785
   Atlantic                                                     1,522             1,133
   Pacific                                                      5,272             3,388
   Other (a)                                                  (13,549)          (12,876)
----------------------------------------------------------------------------------------
Segment operating profit (loss)                                 4,441               430
General corporate expense                                      (1,783)           (4,083)
----------------------------------------------------------------------------------------
Total operating profit (loss)                        $          2,658            (3,653)
----------------------------------------------------------------------------------------

(a) Global overhead costs have been reallocated between the Americas and Other in 1999 to more accurately reflect the global services provided and to be consistent with new performance measurements. Prior years' operating profit
(loss) for the Americas region and Other have been reclassified to conform to the current year's classification.

                             SELECTED FINANCIAL DATA


                                                                        Quarter Ended March 31
(In thousands)                                                          1999              1998
-----------------------------------------------------------------------------------------------
Depreciation and amortization:
   BAX Global                                               $          9,591             7,609
   General corporate                                                      62                58
-----------------------------------------------------------------------------------------------
Total depreciation and amortization                                    9,653             7,667
-----------------------------------------------------------------------------------------------
Cash capital expenditures:
   BAX Global                                                         14,042            24,275
   General corporate                                                       2               104
-----------------------------------------------------------------------------------------------
Total cash capital expenditures                             $         14,044            24,379
-----------------------------------------------------------------------------------------------


BAX Global operates in three geographic regions: the Americas, which includes the domestic and export business of the United States ("US"), Latin America and Canada; the Atlantic which includes Europe and Africa; and the Pacific which includes Asia and Australia. Each region provides both expedited and non-expedited freight services. Revenues and profits on expedited freight services are shared among the origin and destination countries on all export volumes. Accordingly, the US, as the largest exporter, significantly impacts the trend of results in worldwide expedited freight services. Non-expedited freight services primarily includes supply chain management and ocean freight services. In addition, BAX Global operates a federally certificated airline, Air Transport International ("ATI"). ATI's results, net of intercompany eliminations, are included in the Americas region. Eliminations/other revenues primarily include intercompany revenue eliminations on shared services. Other operating loss primarily consists of global support costs including global IT costs and goodwill amortization.

In the first quarter of 1999, the BAX Group reported net income of $0.4 million ($0.02 per share) as compared to net loss of $3.0 million ($0.15 per share) in the first quarter of 1998. Revenues increased by 14% compared with the 1998 first quarter, to $460.2 million. Operating expenses and selling, general and administrative expenses for the 1999 first quarter increased $52.0 million (13%) compared with the same quarter last year.

BAX GLOBAL
Selected financial data for BAX Global on a comparative basis:


                                                                        Quarter Ended March 31
                                                                          1999          1998
----------------------------------------------------------------------------------------------
Revenues by line of business:
   Expedited freight services                                    $       387,754       353,850
   Non-expedited freight services                                         72,495        48,583
----------------------------------------------------------------------------------------------
Total revenues                                                           460,249       402,433
----------------------------------------------------------------------------------------------
Worldwide expedited freight services:
   Weight (millions of pounds)                                             414.3         381.5
   Shipments (thousands)                                                   1,199         1,290
----------------------------------------------------------------------------------------------
Expedited freight services average:
   Yield (revenue per pound)                                      $        0.936        0.928
   Revenue per shipment                                           $          323           274
   Weight per shipment (pounds)                                              346           296
----------------------------------------------------------------------------------------------


BAX Global's worldwide operating revenues increased 14% to $460.2 million in the first quarter of 1999 as compared to $402.4 million in the first quarter of 1998, with increases in all geographic regions. In the current quarter BAX Global reported an operating profit of $4.4 million as compared to $0.4 million reported in the first quarter of 1998. The operating profit in the first quarter of 1999 included the benefit of $1.6 million of incentive accruals related to 1998 which will not be paid as a result of a management decision made during the first quarter of 1999.

Revenues and operating profit in the Americas increased $4.7 million (2%) and $2.4 million (27%) in the three months ended March 31, 1999 as compared to the same period in 1998. Operating profit in the Americas region included the benefit of approximately $0.3 million related to the aforementioned excess incentive compensation accruals. The increase in revenue was primarily due to the inclusion of revenues from ATI which was acquired in April 1998, offset by decreases in expedited freight services revenues in the US as well as decreases in US export revenues resulting from lower traffic to higher-yielding Asian markets. Expedited freight service revenues within the US decreased as lower volumes were partially offset by higher average yields. Higher average pricing in 1999 benefited from the introduction of the higher yielding "Emergency Response" product in the US in the third quarter of 1998. These increases were partially offset by a loss from ATI reflecting lower volumes due to seasonality as well as higher aircraft crew and maintenance costs. In addition, US transportation costs in the first quarter of 1998 were negatively impacted by service disruptions due to weather delays and equipment problems.

Revenues and operating profit in the Atlantic region increased $8.6 million (11%) and $0.4 million (34%), respectively, in the three months ended March 31, 1999 as compared to the same 1998 period. The increase in revenue was primarily due to an increase in volumes in the first quarter of 1999 as a result of a stronger US economy and higher import revenues, which benefited from the award of new contracts in the Pacific. Operating profit reflected the benefit of the aforementioned excess incentive accrual in the amount of $0.5 million, which was more than offset by increased infrastructure costs in anticipation of new contracts.

Revenues and operating profit in the Pacific increased $51.6 million (88%) and $1.9 million (56%), respectively, in the first quarter of 1999 as compared to a year earlier. The increase in revenue was favorably impacted by the acquisition of the remaining 67% interest in a freight agent in Taiwan in the first quarter of 1999 and of a 51% interest in an agent in South Korea in the second quarter of 1998. In addition, revenues and operating profit were favorably impacted by higher revenues in Singapore resulting from the award of several new supply chain management services contracts during late 1998 and early 1999. Operating profit in the Pacific region was also favorably impacted by $0.8 million relating to the benefit of the aforementioned excess incentive compensation accruals.

Increases in eliminations/other revenue is consistent with increased revenues. Other operating loss increased $0.7 million primarily due to higher global administrative expenses, which were partially offset by lower global information technology costs including spending on Year 2000 initiatives.

FOREIGN OPERATIONS
A portion of the BAX Group financial results is derived from activities in a number of foreign countries located in Europe, Asia and Latin America, each with a local currency other than the US dollar. Because the financial results of the BAX Group are reported in US dollars, they are affected by changes in the value of the various foreign currencies in relation to the US dollar. Changes in exchange rates may also adversely affect transactions which are denominated in currencies other than the functional currency. BAX Global periodically enters into such transactions in the course of its business. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency fluctuations may have in any one country on the translated results. BAX Global, from time to time, uses foreign currency forward contracts to hedge transactional risks associated with foreign currencies. Translation adjustments of net monetary assets and liabilities denominated in the local currency relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period.

The BAX Group is also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, political instability, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the BAX Group cannot be predicted.

CORPORATE EXPENSES
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the BAX Group based on utilization and other methods and criteria which management believes to provide a reasonable and equitable estimate of the costs attributable to the BAX Group. These attributions were $1.8 million and $4.1 million for the first quarter of 1999 and 1998, respectively. Corporate expenses in the first quarter of 1998 include additional expenses of approximately $5.8 million related to a retirement agreement between the Company and its former Chairman and CEO. Approximately $2.0 million of this $5.8 million of expenses were attributed to the BAX Group.

OTHER OPERATING INCOME/EXPENSE, NET
Other operating income, net was $0.4 million in the first quarter of 1999, compared with other operating expense, net of $0.1 million in the first quarter of 1998. Other operating income/expense, net principally includes foreign exchange transaction gains and losses, and the changes for the comparable periods are due to normal fluctuations in such gains and losses.

INTEREST EXPENSE, NET
Interest expense, net increased $0.9 million for the three month period ended March 31, 1999 as compared to the same period in 1998. The increase is primarily due to higher levels of debt associated with acquisitions and increased IT expenditures, including Year 2000 compliance efforts.

INCOME TAXES
In both the 1999 and 1998 periods presented, the provision for income taxes exceeded the statutory federal income tax rate of 35% due to goodwill amortization and state income taxes, partially offset by lower taxes on foreign income.

                               FINANCIAL CONDITION

A portion of the Company's corporate assets and liabilities has been attributed to the BAX Group based upon utilization of the shared services from which assets and liabilities are generated. Management believes this attribution to provide a reasonable and equitable estimate of the costs attributable to the BAX Group.

CASH FLOW REQUIREMENTS
Cash provided by operating activities during the first three months of 1999 totaled $29.3 million as compared to the $17.4 million generated in the first three months of 1998. The higher level of cash generated from operating activities was primarily due to higher cash earnings.

INVESTING ACTIVITIES
Cash capital expenditures for the first three months of 1999 and 1998 totaled $14.0 million and $24.4 million, respectively, reflecting lower levels of expenditure on information technology systems. For the remainder of 1999, cash capital expenditures are expected to be approximately $40 million. The foregoing amounts exclude expenditures that have been or are expected to be financed through capital leases and any acquisition expenditures. The increase in aircraft heavy maintenance expenditures of $5.2 million was primarily due to the acquisition of ATI in 1998.

FINANCING
The BAX Group intends to fund its cash capital expenditure requirements through anticipated cash flows from operating activities or through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or other borrowing arrangements.

Cash flows received from financing activities were $2.4 million for the first quarter of 1999, compared with $17.7 million for the same period in 1998. The 1998 levels reflect additional borrowings primarily required to fund capital expenditures.

The Company has a $350.0 million credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million. As of March 31, 1999 and December 31, 1998, borrowings of $100.0 million were outstanding under the term loan portion of the Facility and $130.5 million and $91.6 million, respectively, of additional borrowings were outstanding under the remainder of the Facility. Of the total outstanding amount under the Facility at March 31, 1999 and December 31, 1998, $59.5 million and $60.9 million, respectively, were attributed to the BAX Group.

RELATED PARTY TRANSACTIONS
At March 31, 1999 and December 31, 1998, the Minerals Group had no borrowings from the BAX Group. At March 31, 1999, the BAX Group owed the Minerals Group $22.8 million versus $20.4 million at December 31, 1998 for tax payments representing Minerals Group's tax benefits utilized by the BAX Group in accordance with the Company's tax sharing policy. Of the total tax benefits owed to the Minerals Group at March 31, 1999, $9.0 million is expected to be paid within one year.

MARKET RISKS AND HEDGING AND DERIVATIVE ACTIVITIES
The BAX Group has activities in a number of foreign countries throughout the world. Operations in these countries expose the BAX Group to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. In addition, the BAX Group consumes certain commodities in its business, exposing it to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by the company as an integral part of its overall risk management program. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency rate fluctuations may have in any one country on the translated results. The BAX Group's risk management program considers this favorable diversification effect as it measures the BAX Group's exposure to financial markets and as appropriate, seeks to reduce the potentially adverse effects that the volatility of certain markets may have on its operating results. The BAX Group has not had any material change in its market risk exposures since December 31, 1998.

READINESS FOR YEAR 2000: SUMMARY
The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. If not corrected, many date-sensitive applications could fail or create erroneous results by or in the year 2000. The BAX Group understands the importance of having systems and equipment operational through the year 2000 and beyond and is committed to addressing these challenges while continuing to fulfill its business obligations to its customers and business partners. BAX has established a year 2000 Project Team intended to make its information technology assets, including embedded microprocessors ("IT assets"), non-IT assets, products, services and infrastructure Year 2000 compliant.

READINESS FOR YEAR 2000: STATE OF READINESS
The BAX Global Year 2000 Project Team has divided its Year 2000 readiness program into five phases: (i) inventory (ii) assess and test, (iii) renovate,
(iv) test and verify and (v) implement. During the first quarter of 1999, the inventory phase was completed on a global basis. Assessment of major systems in the Americas and Europe has been completed, with readiness testing now underway. Assessment is currently underway in Asia. Renovation activities for major systems are in process as are replacement activities for non-compliant components and systems that are not scheduled for renovation. Testing has also begun for systems that have been renovated. The BAX Group plans to have completed all phases of its Year 2000 readiness program on a timely basis prior to Year 2000. As of March 31, 1999, more than 50% of BAX Group's IT and non-IT assets systems have been tested and verified as Year 2000 ready.

As part of its Year 2000 project, the BAX Group has sent comprehensive questionnaires to significant suppliers and others with whom it does business, regarding their Year 2000 readiness and is in the process of identifying any problem areas with respect to these business partners. The BAX Group is relying on such third parties representations regarding their own readiness for Year 2000. The extent to which any of these potential problems may have a material adverse impact on the BAX Group's operations is being assessed and will continue to be assessed throughout 1999.

Further, the BAX Group relies upon US and foreign government agencies (particularly the Federal Aviation Administration and customs agencies worldwide), utility companies, telecommunication service companies and other service providers outside of its control. According to a recent General Accounting Office report to Congress, some airports will not be prepared for the Year 2000 and the problems these airports experience could impede traffic flow throughout the nation. As with most companies, the BAX Group is vulnerable to significant suppliers' and other third parties inability to remedy their own Year 2000 issues. As the BAX Group cannot control the conduct of its customers, suppliers and other third parties, there can be no guarantee that Year 2000 problems originating with a supplier or another third party will not occur.

READINESS FOR YEAR 2000: COSTS TO ADDRESS
The BAX Group anticipates incurring remediation and acceleration costs for its Year 2000 readiness program. Remediation includes the identification, assessment, remediation and testing phases of the Year 2000 readiness program. Remediation costs include both the costs of modifying existing software and hardware as well as purchases that replace existing hardware and software that is not Year 2000 ready. Acceleration costs include costs to purchase and/or develop and implement certain information technology systems whose implementation have been accelerated as a result of the Year 2000 readiness issue.

Total anticipated remediation and acceleration costs are detailed in the table below:


(Dollars in millions)
ACCELERATION                                                          Capital             Expense            Total
------------------------------------------------------------------------------------------------------------------
Total anticipated Year 2000 costs                               $        17.9                 3.7            21.6
Incurred through March 31, 1999                                          14.3                 1.6            15.9
------------------------------------------------------------------------------------------------------------------
Remainder                                                       $         3.6                 2.1             5.7
------------------------------------------------------------------------------------------------------------------
REMEDIATION                                                           Capital             Expense            Total
------------------------------------------------------------------------------------------------------------------
Total anticipated Year 2000 costs                               $         2.7                14.0            16.7
Incurred through March 31, 1999                                           1.4                11.0            12.4
------------------------------------------------------------------------------------------------------------------
Remainder                                                       $         1.3                 3.0             4.3
------------------------------------------------------------------------------------------------------------------
TOTAL                                                                 Capital             Expense            Total
------------------------------------------------------------------------------------------------------------------
Total anticipated Year 2000 costs                               $        20.6                17.7            38.3
Incurred through March 31, 1999                                          15.7                12.6            28.3
------------------------------------------------------------------------------------------------------------------
Remainder                                                       $         4.9                 5.1            10.0
------------------------------------------------------------------------------------------------------------------


READINESS FOR YEAR 2000: THE RISKS OF THE YEAR 2000 ISSUE
The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect results of operations, liquidity and financial condition of the BAX Group. The extent to which such a failure may adversely affect operations is being assessed. The BAX Group believes its most reasonably likely worst case scenario is that it will experience a number of minor system malfunctions and errors in the early days and weeks of the Year 2000 that were not detected during its renovation and testing efforts. The BAX Group currently believes that these problems will not be overwhelming and are not likely to have a material effect on the company's operations or financial results. As noted above, the BAX Group is vulnerable to significant suppliers', customers' and other third parties' (particularly government agencies such as the Federal Aviation Administration and customs agencies worldwide) inability to remedy their own Year 2000 issues. As the BAX Group cannot control the conduct of its suppliers or other third parties, there can be no guarantee that Year 2000 problems originating with a supplier, customer or other third party will not occur. However, the BAX Group's program of communication with and assessments of major third parties with whom they do business is intended to minimize any potential risks related to third party failures.

READINESS FOR YEAR 2000: CONTINGENCY PLAN
During the first quarter of 1999, the BAX Group initiated contingency planning for dealing with its most reasonably likely worst case scenario. That planning is on schedule. The foundation for the BAX Group's Year 2000 readiness program is to ensure that all mission-critical systems are renovated/replaced and tested prior to when a Year 2000 failure might occur if the program were not undertaken. Year 2000 is the number one priority within the BAX Group's IT organization with full support of the Group's Chief Executive Officer.

READINESS FOR YEAR 2000: FORWARD LOOKING INFORMATION
This discussion of the BAX Group's readiness for Year 2000, including statements regarding anticipated completion dates for various phases of the BAX Group's Year 2000 project, estimated costs for Year 2000 readiness, the determination of likely worst case scenarios, actions to be taken in the event of such worst case scenarios and the impact on the BAX Group's of any delays or problems in the implementation of Year 2000 initiatives by the BAX Group and/or any public or private sector suppliers and service providers and customers involve forward looking information which is subject to known and unknown risks, uncertainties, and contingencies which could cause actual results, performance or achievements, to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the BAX Group, include, but are not limited to, government regulations and/or legislative initiatives, variation in costs or expenses relating to the implementation of Year 2000 initiatives, changes in the scope of improvements to Year 2000 initiatives and delays or problems in the implementation of Year 2000 initiatives by the BAX Group and/or any public or private sector suppliers and service providers and customers.

CAPITALIZATION
The Company has three classes of common stock: BAX Stock, Pittston Brink's Group Common Stock ("Brink's Stock"), and Pittston Minerals Group Common Stock ("Minerals Stock") which were designed to provide shareholders with separate securities reflecting the performance of the BAX Group, Brink's Group and Minerals Group, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting any of the Groups. The BAX Group consists of the BAX Global operations of the Company. The Brink's Group consists of the Brink's, Incorporated ("Brink's") and Brink's Home Security, Inc. ("BHS") operations of the Company. The Minerals Group consists of the Pittston Coal Company ("Pittston Coal") and Pittston Mineral Ventures ("Mineral Ventures") operations of the Company. The Company prepares separate financial statements for the BAX, Brink's and Minerals Groups in addition to consolidated financial information of the Company.

Under the share repurchase programs authorized by the Board of Directors (the "Board"), the Company purchased the following shares in the periods presented:



                                                                     Quarter Ended March 31
(Dollars in millions)                                                1999              1998
--------------------------------------------------------------------------------------------
BAX Stock:
  Shares                                                    $           --           177.5
  Cost                                                                  --             3.5
Convertible Preferred Stock:
  Shares                                                               83.9            0.4
  Cost                                                      $          21.0            0.1
  Excess carrying amount (a)                                $          19.2            0.0
--------------------------------------------------------------------------------------------

(a) The excess of the carrying amount of the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Statement of Operations.

On March 12, 1999, the Board increased the remaining authority to purchase its Convertible Preferred Stock by $4.3 million. On March 15, 1999, the Company purchased .08 million shares (or .8 depositary shares) of its Convertible Preferred Stock for $21.0 million. The Convertible Preferred Stock is convertible into Minerals Stock and has an annual dividend rate of $31.25 per share. Preferred dividends included on the Company's Statement of Operations for the quarter ended March 31, 1999 are net of the $19.2 million, which is the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to the holders of the Convertible Preferred Stock. The cash flow requirements and proceeds and the costs of the Convertible Preferred Stock have been attributed to the Minerals Group.

As of March 31, 1999, the Company had remaining authority to purchase over time
1.5 million shares of BAX Stock and an additional $7.6 million of its Convertible Preferred Stock. The remaining aggregate purchase cost limitation for all common stock was $22.2 million as of March 31, 1999.

ACCOUNTING CHANGES
As of January 1, 1999, the BAX Group adopted AICPA Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities". SOP No. 98-5, which provides guidance on the reporting of start-up costs and organization costs, requires that such costs be expensed as incurred. The adoption of SOP No.
98-5 had no material impact on the results of operations of the BAX Group.

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

During the first three months of 1999 and 1998, the Board declared and the Company paid cash dividends of 6.00 cents per share of BAX Stock. Dividends paid on the Convertible Preferred Stock in each of the first three month periods of 1999 and 1998 were $0.9 million.

FORWARD LOOKING INFORMATION
Certain of the matters discussed herein, including statements regarding the readiness for Year 2000, projected capital spending, and the repayment of borrowings from the Minerals Group, involve forward looking information which is subject to known and unknown risks, uncertainties and contingencies, which could cause actual results, performance or achievements to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the BAX Group and the Company, include, but are not limited to, overall economic and business conditions, the demand for BAX Global's services, pricing and other competitive factors in the industry, variations in costs or expenses, cash flow of the Minerals Group, changes in the scope of improvements to information systems and Year 2000 initiatives, delays or problems in the implementation of Year 2000 initiatives by the BAX Group and/or any public or private sector suppliers, service providers and customers, and delays or problems in the design and implementation of improvements to information systems.

                             PITTSTON MINERALS GROUP
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                               March 31                December 31
                                                                                   1999                       1998
-------------------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                   $     2,172                        942
Accounts receivable (net of estimated uncollectible amounts:
   1999 - $2,310; 1998 - $2,275)                                                 78,831                     90,311
Receivable - Pittston Brink's Group/BAX Group, net                                9,011                         --
Inventories:
   Coal inventory                                                                25,564                     24,567
   Other inventory                                                                3,981                      4,177
-------------------------------------------------------------------------------------------------------------------
                                                                                 29,545                     28,744
Prepaid expenses and other current assets                                         8,180                      6,574
Deferred income taxes                                                            19,766                     19,863
-------------------------------------------------------------------------------------------------------------------
Total current assets                                                            147,505                    146,434

Property, plant and equipment, at cost (net of accumulated depreciation, depletion and amortization:
   1999 - $164,446; 1998 - $159,459)                                            154,766                    153,785
Deferred pension assets                                                          87,327                     86,897
Deferred income taxes                                                            57,744                     58,210
Intangibles, net of accumulated amortization                                    104,174                    104,925
Coal supply contracts                                                            19,395                     21,965
Receivable - Pittston Brink's Group/BAX Group, net                               19,143                     16,298
Other assets                                                                     52,983                     52,950
-------------------------------------------------------------------------------------------------------------------
Total assets                                                                $   643,037                    641,464
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDER'S EQUITY Current liabilities:
Short-term borrowings                                                       $    17,590                     29,734
Current maturities of long-term debt                                                506                        482
Accounts payable                                                                 36,042                     33,987
Payable - Pittston Brink's Group/BAX Group, net                                      --                      3,321
Accrued liabilities                                                              88,032                     87,737
-------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                       142,170                    155,261

Long-term debt, less current maturities                                         172,000                    131,772
Postretirement benefits other than pensions                                     232,693                    231,242
Workers' compensation and other claims                                           78,611                     79,717
Mine closing and reclamation liabilities                                         31,911                     33,147
Other liabilities                                                                35,707                     35,977
Commitments and contingent liabilities
Shareholder's equity                                                            (50,055)                   (25,652)
-------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                                  $   643,037                    641,464
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                             PITTSTON MINERALS GROUP
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)


                                                                                    Quarter Ended March 31
                                                                                    1999              1998
-----------------------------------------------------------------------------------------------------------
Net sales                                                               $        108,753           149,898

Cost and expenses:
Cost of sales                                                                    115,443           144,164
Selling, general and administrative expenses                                       6,924             9,087
-----------------------------------------------------------------------------------------------------------
Total costs and expenses                                                         122,367           153,251
Other operating income, net                                                        4,280             2,174
-----------------------------------------------------------------------------------------------------------
Operating loss                                                                    (9,334)           (1,179)
Interest income                                                                      472               301
Interest expense                                                                  (2,306)           (2,594)
-----------------------------------------------------------------------------------------------------------
Loss before income taxes                                                         (11,168)           (3,472)
Credit for income taxes                                                           (6,609)           (2,229)
-----------------------------------------------------------------------------------------------------------
Net loss                                                                          (4,559)           (1,243)
Preferred stock dividends, net (Note 6)                                           18,314              (864)
-----------------------------------------------------------------------------------------------------------
Net income (loss) attributed to common shares (Note 6)                  $         13,755            (2,107)
-----------------------------------------------------------------------------------------------------------

Net income (loss) per common share (Note 6):
  Basic                                                                 $           1.61             (.26)
  Diluted                                                                           (.45)            (.26)
-----------------------------------------------------------------------------------------------------------

Cash dividends per common share                                         $           .025            .1625
-----------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding:
  Basic                                                                            8,570             8,225
  Diluted                                                                         10,102             8,225
----------------------------------------------------------------------------------------------------------

Comprehensive income (loss)                                             $         15,406            (1,778)
----------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                             PITTSTON MINERALS GROUP
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                                                            Quarter Ended March 31
                                                                                            1999              1998
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                                             $    (4,559)           (1,243)
Adjustments to reconcile net loss to net cash provided (used)
   by operating activities:
   Depreciation, depletion and amortization                                                8,825             8,933
   Provision for deferred income taxes                                                       237             1,612
   Credit for pensions, noncurrent                                                          (417)             (802)
   Other operating, net                                                                      509               788
   Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
      Decrease (increase) in accounts receivable                                          11,334           (24,578)
      (Increase) decrease in inventories                                                    (759)            5,764
      Decrease (increase) in prepaid expenses and other current assets                       263            (2,452)
      Increase in other assets                                                              (682)             (222)
      Decrease in accounts payable and accrued liabilities                                (3,465)          (10,937)
      Decrease in other liabilities                                                       (1,145)           (1,215)
      Decrease in workers' compensation and
         other claims, noncurrent                                                         (1,106)           (2,394)
      Other, net                                                                              --                44
--------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                           9,035           (26,702)
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                                                (6,368)           (4,460)
Proceeds from disposal of property, plant and equipment                                       11               229
Other, net                                                                                   891            (1,939)
--------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                     (5,466)           (6,170)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
(Decrease) increase in short-term borrowings                                             (12,144)            8,086
Additions to long-term debt                                                               41,381            40,344
Reductions of long-term debt                                                              (1,184)           (3,162)
Payments to Brink's Group                                                                 (8,331)          (11,238)
Repurchase of stock                                                                      (20,980)             (269)
Dividends paid                                                                            (1,081)           (2,100)
--------------------------------------------------------------------------------------------------------------------
Net cash (used) provided by financing activities                                          (2,339)           31,661
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                       1,230            (1,211)
Cash and cash equivalents at beginning of period                                             942             3,394
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                           $     2,172             2,183
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                             PITTSTON MINERALS GROUP
                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

(1) The financial statements of the Pittston Minerals Group (the "Minerals Group") include the balance sheets, results of operations and cash flows of the Pittston Coal Company ("Coal Operations") and Pittston Mineral Ventures ("Mineral Ventures") operations of The Pittston Company (the "Company"), and a portion of the Company's corporate assets and liabilities and related transactions which are not specifically identified with operations of a particular segment. The Minerals Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate allocations reflected in these financial statements are determined based upon methods which management believes to provide a reasonable and equitable allocation of such items.

         The Company provides to holders of Pittston Minerals Group Common Stock ("Minerals Stock") separate financial statements, financial review, descriptions of business and other relevant information for the Minerals Group, in addition to consolidated financial information of the Company. Holders of Minerals Stock are shareholders of the Company, which continues to be responsible for all its liabilities. Financial impacts arising from the Pittston Brink's Group (the "Brink's Group"), the Pittston BAX Group (the "BAX Group") or the Minerals Group that affect the Company's financial condition could therefore affect the results of operations and financial condition of each of the Groups. Since financial developments within one Group could affect other Groups, all shareholders of the Company could be adversely affected by an event directly impacting only one Group. Accordingly, the Company's consolidated financial statements must be read in connection with the Minerals Group's financial statements.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with applicable quarterly reporting regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current period's financial statement presentation. Operating results for the interim periods of 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and related notes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

(2) The following is a reconciliation of the calculation of basic and diluted net income (loss) per share:


                                                                                             Quarter Ended March 31
                                                                                                1999           1998
--------------------------------------------------------------------------------------------------------------------
         Minerals Group
         Numerator:
         Net loss                                                                      $     (4,559)        (1,243)
         Convertible Preferred Stock dividends, net                                          18,314           (864)
--------------------------------------------------------------------------------------------------------------------
         Basic net income (loss) per share numerator                                         13,755         (2,107)
         Effect of dilutive securities:
           Convertible Preferred Stock dividends, net                                       (18,314)            --
--------------------------------------------------------------------------------------------------------------------
         Diluted net loss per share numerator                                                (4,559)        (2,107)
         Denominator:
         Basic weighted average common
           shares outstanding                                                                 8,570           8,225
         Effect of dilutive securities:
           Assumed conversion of Convertible
           Preferred Stock                                                                    1,532              --
-------------------------------------------------------------------------------------------------------------------
         Diluted weighted average common shares outstanding                                  10,102           8,225
-------------------------------------------------------------------------------------------------------------------

         Options to purchase 692 shares of Minerals Stock, at prices between $1.91 and $25.74 per share, were outstanding during the three months ended March 31, 1999 but were not included in the computation of diluted net loss per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

         Options to purchase 677 shares of Minerals Stock, at prices between $9.50 and $25.74 per share, were outstanding during the three months ended March 31, 1998 but were not included in the computation of diluted net loss per share because the effect of all options would be antidilutive.

         The conversion of the Convertible Preferred Stock to 1,765 shares of Minerals Stock has been excluded in the computation of diluted net loss per share for the three months ended March 31, 1998 because the effect of the assumed conversion would be antidilutive.

(3) Depreciation, depletion and amortization of property, plant and equipment totaled $5,448 in the first quarter of 1999 compared to $5,739 in the first quarter of 1998.

(4) Cash payments made for interest and income taxes, net of refunds received, were as follows:


                                                                                              Quarter Ended March 31
                                                                                             1999              1998
         -----------------------------------------------------------------------------------------------------------
         Interest                                                                  $        1,577             3,466
         -----------------------------------------------------------------------------------------------------------
         Income taxes                                                              $          111               (22)
         -----------------------------------------------------------------------------------------------------------



(5) The cumulative impact of foreign currency translation deducted from shareholder's equity was $3,310 and $3,919 at March 31, 1999 and December 31, 1998, respectively.

         The cumulative impact of cash flow hedges deducted from shareholder's equity were $1,001 and $2,020 at March 31, 1999 and December 31, 1998, respectively.

(6) Under the share repurchase programs authorized by the Board of Directors, the Company purchased shares in the periods presented as follows:


                                                                                            Quarter Ended March 31
         (In thousands)                                                                      1999             1998
         ----------------------------------------------------------------------------------------------------------
         Convertible Preferred Stock:
           Shares                                                                            83.9              0.4
           Cost                                                                 $          20,980              146
         Excess carrying amount (a)                                             $          19,201               23
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

         On March 12, 1999, the Board increased the authority to purchase its Convertible Preferred Stock by $4,300. On March 15, 1999, the Company purchased 83.9 shares (or 839 depositary shares) of its Convertible Preferred Stock for $20,980. The Convertible Preferred Stock is convertible into Minerals Stock and has an annual dividend rate of $31.25 per share. Preferred dividends included on the Company's Statement of Operations for the quarter ended March 31, 1999 are net of the $19,201, which is the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to the holders of the Convertible Preferred Stock. The cash flow requirements and proceeds and the costs of the Convertible Preferred Stock have been attributed to the Minerals Group.

         At March 31, 1999, the Company had the remaining authority to purchase over time 1,000 shares of Minerals Stock and an additional $7,556 of its Convertible Preferred Stock. The remaining aggregate purchase cost limitation for all common stock was $22,184 at March 31, 1999.

(7) As of January 1, 1999, the Minerals Group adopted AICPA Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5, which provides guidance on the reporting of start-up costs and organization costs, requires that such costs be expensed as incurred. The Minerals Group has determined that capitalized mine development costs for its gold and coal mining operations relate to acquiring and constructing long-lived assets and preparing them for their intended use. Accordingly, the adoption of SOP No. 98-5 had no material impact on the results of operations for the Minerals Group.

                             PITTSTON MINERALS GROUP
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


The financial statements of the Pittston Minerals Group (the "Minerals Group") include the balance sheets, results of operations and cash flows of the Pittston Coal Company ("Pittston Coal") and Pittston Mineral Ventures ("Mineral Ventures") operations of The Pittston Company (the "Company"), and a portion of the Company's corporate assets and liabilities and related transactions which are not specifically identified with operations of a particular segment. The Minerals Group's financial statements are prepared using the amounts included in the Company's consolidated financial statements. Corporate amounts reflected in these financial statements are determined based upon methods which management believes to provide a reasonable and equitable estimate of the costs, assets and liabilities attributable to the Minerals Group.

The Company provides to holders of the Pittston Minerals Group Common Stock ("Minerals Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the Minerals Group, in addition to consolidated financial information of the Company. Holders of Minerals Stock are shareholders of the Company, which is responsible for all its liabilities. Therefore, financial developments affecting the Minerals Group, the Pittston Brink's Group (the "Brink's Group") or the Pittston BAX Group that affect the Company's financial condition could therefore affect the results of operations and financial condition of each of the Groups. Accordingly, the Company's consolidated financial statements must be read in connection with the Minerals Group's financial statements.

The following discussion is a summary of the key factors management considers necessary in reviewing the Minerals Group's results of operations, liquidity and capital resources. This discussion must be read in conjunction with the financial statements and related notes of the Minerals Group and the Company.


                              RESULTS OF OPERATIONS

                                                                                   Quarter Ended March 31
(In thousands)                                                                        1999           1998
----------------------------------------------------------------------------------------------------------
Net sales:
Pittston Coal:
   Coal Operations                                                         $     103,511          143,976
   Allied Operations (a)                                                           2,037            1,944
----------------------------------------------------------------------------------------------------------
Total Pittston Coal                                                              105,548          145,920
Mineral Ventures                                                                   3,205            3,978
----------------------------------------------------------------------------------------------------------
Net sales                                                                  $     108,753          149,898
----------------------------------------------------------------------------------------------------------
Operating profit (loss):
Pittston Coal:
   Coal Operations                                                         $      (8,342)             670
   Allied Operations (a)                                                           1,358            1,832
----------------------------------------------------------------------------------------------------------
Total Pittston Coal                                                               (6,984)           2,502
Mineral Ventures                                                                    (790)             (47)
----------------------------------------------------------------------------------------------------------
Segment operating profit (loss)                                                   (7,774)           2,455
General corporate expense                                                         (1,560)          (3,634)
----------------------------------------------------------------------------------------------------------
Operating loss                                                             $      (9,334)          (1,179)
----------------------------------------------------------------------------------------------------------


(a)  Primarily consists of timber and natural gas operations.

                             SELECTED FINANCIAL DATA


                                                                                   Quarter Ended March 31
(In thousands)                                                                        1999           1998
----------------------------------------------------------------------------------------------------------
Depreciation, depletion and amortization:
   Pittston Coal                                                           $       8,057            8,218
   Mineral Ventures                                                                  715              666
   General corporate                                                                  53               49
----------------------------------------------------------------------------------------------------------
Total depreciation, depletion and amortization                             $       8,825            8,933
----------------------------------------------------------------------------------------------------------
Cash capital expenditures:
   Pittston Coal                                                           $       5,148            3,671
   Mineral Ventures                                                                1,218              700
   General corporate                                                                   2               89
----------------------------------------------------------------------------------------------------------
Total cash capital expenditures                                            $       6,368            4,460
----------------------------------------------------------------------------------------------------------


The Minerals Group is primarily engaged in the mining, preparation and marketing of coal, the purchase of coal for resale, the sale or leasing of coal lands to others ("Coal Operations") and has interests in the timber and natural gas businesses ("Allied Operations") through Pittston Coal. The Minerals Group also explores for and acquires mineral assets, primarily gold, through its Mineral Ventures operations.

In the first quarter of 1999, the Minerals Group reported a net loss of $4.6 million compared to a net loss of $1.2 million in the first quarter of 1998. In the first quarter of 1999 the operating loss totaled $9.3 million as compared to an operating loss of $1.2 million in the 1998 quarter. Net sales during the first quarter of 1999 decreased $41.1 million (27%) compared to the corresponding 1998 quarter.

PITTSTON COAL
Net sales for Pittston Coal totaled $105.5 million in the first quarter of 1999 compared to $145.9 million in the prior year quarter. This decrease was primarily due to lower Coal Operations sales volume. Pittston Coal reported an operating loss of $7.0 million in the first quarter of 1999 compared to an operating profit of $2.5 million in 1998. This decline in operating results was primarily in Coal Operations, due to a reduction in coal margin and increases in idle and closed mine cost and inactive employee cost, offset by a gain on the settlement of litigation.

Selected financial data for Coal Operations on a comparative basis:


                                                                                   Quarter Ended March 31
(In thousands)                                                                        1999           1998
----------------------------------------------------------------------------------------------------------
Coal margin                                                                $       4,824            11,469
Other operating income                                                             2,779             1,054
----------------------------------------------------------------------------------------------------------
Margin and other income                                                            7,603            12,523
----------------------------------------------------------------------------------------------------------
Idle equipment and closed mines                                                    1,821               703
Inactive employee cost                                                             9,843             6,955
Selling, general and administrative                                                4,281             4,195
----------------------------------------------------------------------------------------------------------
Total other costs and expenses                                                    15,945            11,853
----------------------------------------------------------------------------------------------------------
Total Coal Operations operating profit (loss)                              $      (8,342)              670
----------------------------------------------------------------------------------------------------------
Coal sales (tons):
   Metallurgical                                                                   1,536             1,931
   Steam                                                                           1,926             2,923
----------------------------------------------------------------------------------------------------------
Total coal sales                                                                   3,462             4,854
----------------------------------------------------------------------------------------------------------


                                                                                   Quarter Ended March 31
(In thousands)                                                                        1999           1998
----------------------------------------------------------------------------------------------------------
Production/purchased (tons):
   Deep                                                                            1,324             1,389
   Surface                                                                         1,116             1,969
   Contract                                                                          269               242
----------------------------------------------------------------------------------------------------------
                                                                                   2,709             3,600
Purchased                                                                            779               965
----------------------------------------------------------------------------------------------------------
Total                                                                              3,488             4,565
----------------------------------------------------------------------------------------------------------
Coal margin per ton:
   Realization                                                           $         29.90            29.66
   Current production costs                                                        28.51            27.29
----------------------------------------------------------------------------------------------------------
Coal margin                                                              $          1.39             2.37
----------------------------------------------------------------------------------------------------------


Coal Operations sales decreased $40.5 million in the first quarter of 1999 compared to the same period in 1998 largely as the result of reduced sales volume, which declined 1.4 million tons from the 4.9 million tons sold in the 1998 first quarter. Compared to the 1998 first quarter, steam coal sales in the first quarter of 1999 decreased by 1.0 million tons (34%), to 1.9 million tons and metallurgical coal sales declined by 0.4 million tons (20%), to 1.5 million tons. The steam sales reduction was due primarily to the sale of certain assets at the Elkay mining operation ("Elkay Assets") during 1998 and the closing of a surface mine in Kentucky in the third quarter 1998. The decline in metallurgical sales was primarily due to continued softness in market conditions resulting from lower worldwide steel production and a strong US dollar relative to the currencies of other coal exporting nations. Steam coal sales represented 56% and 60% of total volume in the first quarter of 1999 and 1998, respectively.

For the first quarter of 1999, Coal Operations generated an operating loss of $8.3 million as compared to an operating profit of $0.7 million for the same period in 1998. The lower results were primarily due to a $6.6 million decrease in total coal margin, offset by the net gain from the settlement of litigation ($2.4 million). In addition, idle and closed mine cost and inactive employee cost increased $1.1 million and $2.9 million, respectively, in the first quarter of 1999, compared to the same period in 1998, as discussed below.

Total coal margin for the first quarter of 1999 decreased compared to the 1998 first quarter due to lower sales volume combined with a decrease in coal margin per ton. Coal margin per ton decreased to $1.39 per ton in the first quarter of 1999 from $2.37 per ton for the 1998 first quarter. This overall change was due to a decrease in the metallurgical coal margins. Metallurgical coal margins were negatively impacted in the first quarter of 1999 by lower realizations per ton primarily resulting from the previously mentioned soft market conditions. Despite the decreases in metallurgical coal realization per ton over the prior year, overall realization per ton increased slightly as a greater proportion of coal sales came from metallurgical coal, which generally has a higher realization per ton than steam coal. Overall, current production cost per ton of coal sold increased primarily due to a correspondingly higher proportion of deep mine production which is generally more costly than surface mine production. In addition, coal margin per ton in the 1998 first quarter included a $0.27 per ton benefit related to a favorable ruling issued by the US Supreme Court on the unconstitutionality of the Harbor Maintenance Tax while the first quarter of 1999 included the $0.17 per ton benefit of the judgment rendered by the US District Court for the Eastern District of Virginia, regarding the constitutionality of the federal black lung excise tax, since Coal Operations no longer had to accrue the tax (as more fully discussed below).

Metallurgical sales in 1999 are expected to continue to be lower than 1998 levels, due to market conditions, as well as the disadvantage caused by the relative strength of the US dollar versus currencies of other metallurgical coal producing countries. In addition, this currency disadvantage has negatively impacted 1999 contract negotiations for the contract year that commenced April 1, 1999.

Production in the first quarter of 1999 decreased 0.9 million tons over the comparable period in 1998, while purchased coal declined from 1.0 million tons to 0.8 million tons for the first quarter of 1998 and 1999, respectively. Surface production accounted for 45% and 56% of total production in the first quarter of 1999 and 1998, respectively, and reflected the sale of Elkay Assets as well as the closing of a surface mine in Kentucky.

Other operating income, which primarily includes gains and losses on sales of property and equipment and third party royalties, amounted to $2.8 million in the first quarter of 1999 as compared to $1.1 million in the comparable period of 1998. This increase was primarily due to a $2.4 million gain from the settlement of litigation.

Idle and closed mine costs increased $1.1 million during the first quarter of 1999. The increase was due to the first quarter 1999 idlement of a deep mine producing metallurgical coal, in response to the previously mentioned weak market conditions, as well as additional costs at other idle mines. Such costs are expected to continue at these higher levels into the next quarter. Barring significant improvements in these market conditions, rising inventory levels could result in further review of capacity requirements.

Inactive employee costs, which primarily represent long-term employee liabilities for pension and retiree medical costs, increased 42% primarily due to higher costs related to certain long-term benefit obligations as a result of reductions in the amortization of actuarial gains, a decrease in discount rates used to calculate the present value of the liabilities and higher premiums for the Coal Industry Retiree Benefit Act of 1992. Coal Operations anticipates that costs related to certain of these long-term benefit obligations will continue at these higher levels during 1999. Also impacting inactive employee costs were laidoff medical benefits accrued for the idlement of a metallurgical mine.

On February 10, 1999, the US District Court for the Eastern District of Virginia entered a final judgment in favor of certain of the Company's subsidiaries, ruling that the federal black lung excise tax ("FBLET") imposed under Section 4121 of the Internal Revenue Code is unconstitutional as applied to export coal sales and ordering a refund to the subsidiaries of approximately $0.7 million (plus interest) for the FBLET that those companies paid for the quarter ended March 31, 1997. The government did not appeal the judgment before the April 12, 1999 deadline for noting an appeal. The Company will seek refunds of the FBLET it paid on export coal sales for all open statutory periods. The ultimate amounts and timing of such refunds, if any, cannot be determined at the present time. The benefit of this judgment as applied to export coal sales for the first quarter of 1999 is reflected in the production costs of coal sold ($0.6 million), since Coal Operations no longer had to accrue the tax.

Revenues and operating profit from the Allied Operations increased $0.1 million and decreased $0.5 million, respectively, for the first quarter of 1999 as compared to the same period in 1998. The revenue increase is due to increased sales volume, although depressed natural gas prices and related royalties have caused a decrease in operating profit.

A controversy involving an unrelated party with respect to a method of mining called "mountaintop removal" that began in mid-1998 in West Virginia has resulted in a suspension in the issuance of several mining permits, including those unrelated to mountaintop removal. Due to the broadness of the suspension, there has been a delay in Vandalia Resources, Inc., a wholly-owned subsidiary of Pittston Coal, being issued, in a timely fashion, mining permits necessary for its uninterrupted mining. For the immediate future Vandalia will require the issuance of two permits to insure for uninterrupted production in 1999. Vandalia obtained the first permit on April 15, 1999. It is essential that the second permit be issued by the end of the second quarter in order to avoid production interruptions. Management believes that the regulatory agencies are in the process of establishing a functional review process to expedite permit approvals. Affected employees have been notified of potential production interruptions. During the year ended December 31, 1998, the mining operation which is pursuing these permits produced approximately 2.7 million tons of coal resulting in revenues of approximately $81.8 million and contributed significantly to coal margin.

Coal Operations continues cash funding for charges recorded in prior years for facility closure costs recorded as restructuring and other charges in the Statement of Operations. The following table analyzes the changes in liabilities during the first quarter of 1999 for such costs:

                                                                 Employee
                                                    Mine     Termination,
                                                     and          Medical
                                                   Plant              and
                                                 Closure        Severance
(In thousands)                                     Costs            Costs        Total
--------------------------------------------------------------------------------------
Balance as of December 31, 1998                 $  8,906           16,307       25,213
Payments                                             575              319          894
--------------------------------------------------------------------------------------
Balance as of March 31, 1999                    $  8,331           15,988       24,319
--------------------------------------------------------------------------------------

MINERAL VENTURES

                                                                Quarter Ended March 31
                                                                 1999             1998
--------------------------------------------------------------------------------------
Stawell Gold Mine:
Mineral Ventures' 50% direct share:
   Ounces sold                                                    11,078        11,146
   Ounces produced                                                10,653        11,156
Average per ounce sold (US$):
   Realization                                                   $   289           355
   Cash cost                                                         261           206
--------------------------------------------------------------------------------------


Mineral Ventures primarily consists of a 50% direct interest in the Stawell gold mine ("Stawell") in Western Victoria, Australia. The remaining 50% interest in Stawell is owned by Mining Project Investors ("MPI"). In addition, Mineral Ventures had a 51.5% ownership interest in its joint venture partner MPI (45% on a fully diluted basis). Recently, MPI has sold additional shares to a new investor, reducing Mineral Ventures' ownership in MPI to a 45% interest (40% on a fully diluted basis).

Mineral Ventures generated net sales during the first quarter of 1999 of $3.2 million, a 19% decrease from the $4.0 million reported in the first quarter of 1998. The decrease in net sales was the result of the continued deterioration of gold prices in the market. Operating loss for the first quarter of 1999 was $0.8 million compared to break-even results in the same period last year. The operating loss during the first quarter of 1999 was not only negatively impacted by lower realization, but also by increased production costs due to a high percentage of low grade ore milled, partially offset by increased equity income from MPI. The cash cost per ounce of gold sold increased from $206 in the first quarter of 1998 to $261 in the first quarter of 1999.

FOREIGN OPERATIONS
A portion of Mineral Ventures' financial results is derived from activities in Australia, which has a local currency other than the US dollar. Because the financial results of Mineral Ventures are reported in US dollars, they are affected by changes in the value of the foreign currency in relation to the US dollar. Rate fluctuations may affect transactions that are denominated in the Australian dollar. Mineral Ventures, from time to time, uses foreign currency forward contracts to hedge a portion of the currency risks associated with these transactions. Mineral Ventures routinely enters into such transactions in the normal course of its business.

The Minerals Group is also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions.

CORPORATE EXPENSES
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Minerals Group based on utilization and other methods and criteria which management believes to be a reasonable and equitable estimate of the costs attributable to the Minerals Group. These attributions were $1.6 million for the first quarter of 1999 and $3.6 million for the first quarter of 1998. Corporate expenses in the first quarter of 1998 include additional expenses of approximately $5.8 million related to a retirement agreement between the Company and its former Chairman and CEO. Approximately $1.8 million of this $5.8 million of expenses were attributed to the Minerals Group.

OTHER OPERATING INCOME, NET
Other operating income, net which primarily includes gains and losses on sales of property and equipment and royalties, amounted to $4.3 million in the first quarter of 1999 as compared to $2.2 million in the comparable period of 1998. This increase was due to a $2.4 million gain from the settlement of litigation.

INTEREST EXPENSE, NET
Interest expense, net for the first three months of 1999 and 1998 was approximately $1.8 million and $2.3 million, respectively, primarily the result of lower interest rates.

INCOME TAXES
In both the 1999 and 1998 periods presented, a credit for income taxes was recorded due primarily to pre-tax losses and the benefits of percentage depletion.

                               FINANCIAL CONDITION

A portion of the Company's corporate assets and liabilities has been attributed to the Minerals Group based upon utilization of the shared services from which assets and liabilities are generated. Management believes this attribution to be a reasonable and equitable estimate of the costs attributable to the Minerals Group.

CASH FLOW REQUIREMENTS
Cash provided by operating activities approximated $9.0 million in the first quarter of 1999 as compared to cash used of $26.7 million in the prior year. Lower cash earnings were more than offset by a decrease in the amount required to fund operating assets and liabilities, largely due to fluctuations in accounts receivable. These fluctuations primarily relate to reduced coal sales (due to the sale of Elkay Assets) and, to a lesser extent, improved collections.

Financing activities included the repurchase of 0.08 million shares (or 0.8 million depositary shares) of the Company's Series C Convertible Preferred Stock for approximately $21.0 million. This repurchase was funded through the Facility, as defined below.

INVESTING ACTIVITIES
Cash capital expenditures for the first three months of 1999 and 1998 totaled $6.4 million and $4.5 million, respectively. During the 1999 period, Pittston Coal and Mineral Ventures spent $5.1 million and $1.2 million, respectively. For the remainder of 1999, the Minerals Group's cash capital expenditures are expected to approximate $25 million. The foregoing amounts exclude expenditures that have been or are expected to be financed through capital leases and any acquisition expenditures.

FINANCING
The Minerals Group intends to fund cash capital expenditures through anticipated cash flow from operating activities or through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements, other borrowing arrangements or borrowings from the Brink's Group.

Cash used in financing activities was $2.3 million for the first quarter of 1999, compared with cash provided by financing activities of $31.7 million for the same period in 1998. The 1998 levels reflect additional borrowings primarily required to fund operations.

The 1999 period includes additional borrowings under the Facility (as defined below), primarily used to finance the purchase of the Company's Preferred Stock (discussed in more detail below).

The Company has a $350.0 million credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million. As of March 31, 1999 and December 31, 1998, borrowings of $100.0 million were outstanding under the term loan portion of the Facility and $130.5 million and $91.6 million, respectively, of additional borrowings were outstanding under the remainder of the Facility. Of the outstanding amounts under the Facility at March 31, 1999, and December 31, 1998, $171.0 million and $130.7 million, respectively, were attributed to the Minerals Group.

RELATED PARTY TRANSACTIONS
At March 31, 1999, under interest bearing borrowing arrangements, the Minerals Group owed the Brink's Group $12.0 million, a decrease of $8.3 million from the amount owed at December 31, 1998. The Minerals Group did not owe any amounts to the BAX Group at March 31, 1999 or December 31, 1998.

At March 31, 1999, the Brink's Group owed the Minerals Group $17.3 million versus $12.9 million at December 31, 1998 for tax benefits. Approximately $12 million is expected to be paid within one year. Also at March 31, 1999, the BAX Group owed the Minerals Group $22.8 million versus $20.4 million at December 31, 1998 for tax benefits. Approximately $9 million is expected to be paid within one year.

MARKET RISKS AND HEDGING AND DERIVATIVE ACTIVITIES
Mineral Ventures has activities in Australia, which has a local currency other than the US dollar. These activities subject Mineral Ventures to certain market risks, including the effects of changes in foreign currency exchange rates. In addition, the Minerals Group consumes and sells certain commodities in its businesses, exposing it to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by Mineral Ventures as an integral part of its overall risk management program, which seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results. The Minerals Group has not had any material changes in its market risk exposures since December 31, 1998.

READINESS FOR YEAR 2000: SUMMARY
The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. If not corrected, many date-sensitive applications could fail or create erroneous results by or in the year 2000. The Minerals Group understands the importance of having systems and equipment operational through the year 2000 and beyond and is committed to addressing these challenges while continuing to fulfill its business obligations to its customers and business partners. Both Pittston Coal and Mineral Ventures have established Year 2000 Project Teams intended to make their information technology assets, including embedded microprocessors ("IT assets"), non-IT assets, products, services and infrastructure Year 2000 ready.

READINESS FOR YEAR 2000: STATE OF READINESS
The Minerals Group Year 2000 Project Team has divided its Year 2000 readiness program into four phases: (i) assessment, (ii) remediation/replacement, (iii) testing, (iv) integration. At March 31, 1999, the majority of the Group's core IT assets are either already Year 2000 ready or in the testing or integration phases. Those assets that are not yet Year 2000 ready are scheduled to be remediated or replaced by year-end 1999, with testing and integration to begin concurrently. The Minerals Group plans to have completed all phases of its Year 2000 readiness program on a timely basis prior to Year 2000. As of March 31, 1999, approximately 90% of hardware systems and embedded systems have been tested and verified as Year 2000 ready.

As part of its Year 2000 project, Pittston Coal and Mineral Ventures have sent comprehensive questionnaires to significant suppliers (particularly suppliers of energy and transportation services), customers and others with which they do business, regarding their Year 2000 readiness and is attempting to identify significant problem areas with respect to these business partners. As of March 31, 1999, based on questionnaire responses to date, no potential problems have been identified that would adversely affect Minerals Group operations. The Minerals Group is relying on such third parties representations regarding their own readiness for Year 2000. The extent to which any of these potential problems may have a material adverse impact on the Minerals Group's operations is being assessed and will continue to be assessed throughout 1999.

Further, the Minerals Group relies upon government agencies, utility companies, rail carriers, telecommunication service companies and other service providers outside of the Minerals Group's control. As with most companies, the companies of the Minerals Group are vulnerable to significant suppliers' inability to remedy their own Year 2000 issues. As the Minerals Group cannot control the conduct of its customers, suppliers and other third parties, there can be no guarantee that Year 2000 problems originating with a supplier or another third party will not occur.

READINESS FOR YEAR 2000: COSTS TO ADDRESS
The Minerals Group anticipates incurring remediation and acceleration costs for its Year 2000 readiness programs. Remediation includes the identification, assessment, remediation and testing phases of the Year 2000 readiness program. Remediation costs include both the costs of modifying existing software and hardware as well as purchases that replace existing hardware and software that is not Year 2000 ready. Acceleration includes costs to purchase and/or develop and implement certain information technology systems whose implementation have been accelerated as a result of the Year 2000 readiness issue.

Total anticipated remediation and acceleration costs are detailed in the table below:

(Dollars in millions)
ACCELERATION                                        Capital             Expense            Total
------------------------------------------------------------------------------------------------
Total anticipated Year 2000 costs                  $    1.6                 0.2             1.8
Incurred through March 31, 1999                         1.1                 0.2             1.3
------------------------------------------------------------------------------------------------
Remainder                                          $    0.5                  --             0.5
------------------------------------------------------------------------------------------------
REMEDIATION                                         Capital             Expense            Total
------------------------------------------------------------------------------------------------
Total anticipated Year 2000 costs                  $    --                  0.2             0.2
Incurred through March 31, 1999                         --                   --              --
------------------------------------------------------------------------------------------------
Remainder                                          $    --                  0.2             0.2
------------------------------------------------------------------------------------------------
TOTAL                                               Capital             Expense            Total
------------------------------------------------------------------------------------------------
Total anticipated Year 2000 costs                  $    1.6                 0.4             2.0
Incurred through March 31, 1999                         1.1                 0.2             1.3
------------------------------------------------------------------------------------------------
Remainder                                          $    0.5                 0.2             0.7
------------------------------------------------------------------------------------------------


READINESS FOR YEAR 2000: THE RISKS OF THE YEAR 2000 ISSUE
The Minerals Group believes that its internal information technology systems will be renovated successfully prior to year 2000. All mission critical systems have been identified that would cause the greatest disruption to the organization. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures should have no material or significant adverse effect on the results of operations, liquidity or financial condition of the Minerals Group.

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

READINESS FOR YEAR 2000: CONTINGENCY PLAN
The Minerals Group has not yet developed a contingency plan for dealing with the most likely worst case scenario. The foundation for the Minerals Group's Year 2000 Program is to ensure that all mission critical systems are renovated/ replaced and tested at least three months prior to when a Year 2000 failure might occur if the program were not undertaken. As of March 31, 1999, all mission critical systems, with the exception of human resources-related systems, have been tested and verified as Year 2000 ready. These human resources-related systems are not Year 2000 ready and as a safeguard are scheduled to be remediated by mid-1999. These systems will subsequently be replaced by year-end 1999. Year 2000 is the number one priority within the Minerals Group's IT organization with full support of the Group's executive management. In addition, as a normal course of business, the Minerals Group maintains and deploys contingency plans designed to address various other potential business interruptions. These plans may be applicable to address the interruption of support provided by third parties resulting from their failure to be Year 2000 ready.

READINESS FOR YEAR 2000: FORWARD LOOKING INFORMATION
This discussion of the Minerals Group's readiness for Year 2000, including statements regarding anticipated completion dates for various phases of the Minerals Group's Year 2000 project, estimated costs for Year 2000 readiness, the determination of likely worst case scenarios, actions to be taken in the event of such worst case scenarios and the impact on the Minerals Group of any delays or problems in the implementation of Year 2000 initiatives by the Minerals Group and/or any public or private sector suppliers and service providers and customers involve forward looking information which is subject to known and unknown risks, uncertainties, and contingencies which could cause actual results, performance or achievements, to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the Minerals Group, include, but are not limited to, government regulations and/or legislative initiatives, variation in costs or expenses relating to the implementation of Year 2000 initiatives, changes in the scope of improvements to Year 2000 initiatives and delays or problems in the implementation of Year 2000 initiatives by the Minerals Group and/or any public or private sector suppliers and service providers and customers.

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

Under the share repurchase programs authorized by the Board of Directors (the "Board"), the Company purchased the following shares in the periods presented:

                                                          Quarter Ended March 31
(Dollars in millions, shares in thousands)               1999               1998
--------------------------------------------------------------------------------
Convertible Preferred Stock:
    Shares                                               83.9               0.4
    Cost                                           $     21.0               0.1
    Excess carrying amount (a)                     $     19.2               0.0
--------------------------------------------------------------------------------

(a) The excess of the carrying amount of the Series C Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Statement of Operations.

On March 12, 1999, the Board increased the remaining authority to purchase its Convertible Preferred Stock by $4.3 million. On March 15, 1999, the Company purchased .08 million shares (or .8 depositary shares) of its Convertible Preferred Stock for $21.0 million. The Convertible Preferred Stock is convertible into Minerals Stock and has an annual dividend rate of $31.25 per share. Preferred dividends included on the Company's Statement of Operations for the quarter ended March 31, 1999 are net of the $19.2 million, which is the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to the holders of the Convertible Preferred Stock. The cash flow requirements and proceeds and the costs of the Convertible Preferred Stock have been attributed to the Minerals Group.

As of March 31, 1999, the Company had remaining authority to purchase over time
1.0 million shares of Minerals Stock and an additional $7.6 million of its Convertible Preferred Stock. The remaining aggregate purchase cost limitation for all common stock was $22.2 million as of March 31, 1999.

DIVIDENDS
The Board intends to declare and pay dividends, if any, on Minerals Stock based on the earnings, financial condition, cash flow and business requirements of the Minerals Group. Since the Company remains subject to Virginia law limitations on dividends, losses by the Brink's or the BAX Group could affect the Company's ability to pay dividends in respect of stock relating to the Minerals Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount as defined in the Company's Articles of Incorporation. The Available Minerals Dividend Amount may be reduced by activity that reduces shareholder's equity or the fair value of net assets of the Minerals Group. Such activity includes net losses by the Minerals Group, dividends paid on the Minerals Stock and the Convertible Preferred Stock, repurchases of Minerals Stock and the Convertible Preferred Stock, and foreign currency translation losses. As a result of recent performance of the Minerals Group and coal industry conditions. as well as consideration of financial condition, cash flow and business requirements, including the Available Minerals Dividend Amount, the Board declined to declare a quarterly dividend on Minerals Stock at its May 1999 meeting. Dividends on the remaining Convertible Preferred Stock were declared.

During the first three months of 1999 and 1998, the Board declared and the Company paid cash dividends of 2.50 cents and 16.25 cents, respectively, per share of Minerals Stock. Dividends paid on the Convertible Preferred Stock in each of the first three month periods of 1999 and 1998 were $0.9 million. In May 1998, the Company reduced the dividend rate on Minerals Stock to 10.00 cents per year per share for shareholders as of the May 15, 1998 record date.

ACCOUNTING CHANGES
As of January 1, 1999, the Company adopted AICPA Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5, which provides guidance on the reporting of start-up costs and organization costs, requires that such costs be expensed as incurred. The Minerals Group has determined that capitalized mine development costs for its gold and coal mining operations relate to acquiring and constructing long-lived assets and preparing them for their intended use. Accordingly, the adoption of SOP No. 98-5 had no material impact on the results of operations.

FORWARD LOOKING INFORMATION
Certain of the matters discussed herein, including statements regarding coal sales, metallurgical market conditions, idle equipment and closed mine costs, review of capacity requirements, cost of long-term employee liabilities, expedition of mining permit approvals, readiness for Year 2000 and repayment of borrowings to the Minerals Group, involve forward looking information which is subject to known and unknown risks, uncertainties and contingencies which could cause actual results, performance and achievements, to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the Minerals Group and the Company, include, but are not limited to, overall economic and business conditions, the demand for the Minerals Group's products, geological conditions, pricing, and other competitive factors in the industry, new government regulations and/or legislative initiatives, variations in the spot prices of coal, the ability of counter parties to perform, changes in the scope of Year 2000 initiatives and delays or problems in the implementation of Year 2000 initiatives by the Minerals Group and/or any public or private sector suppliers, service providers and customers.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
(a)      Exhibits:

         Exhibit
         Number
         ------
         3(b) The Registrant's Bylaws, as amended through May 7, 1999.
         27   Financial Data Schedule.

(b) The following reports on Form 8-K were filed during the first quarter of 1999:

         (i) Report on Form 8-K filed on January 4, 1999, with respect to the election of Thomas W. Garges, Jr. as President and Chief Executive Officer of Pittston Coal Company; and

        (ii) Report on Form 8-K filed on March 16, 1999, with respect to the Registrant's repurchase of 839,200 depositary shares of its Series C Cumulative Convertible Preferred Stock.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       THE PITTSTON COMPANY

May 13, 1999                                    By      /s/ Robert T. Ritter
                                                  -----------------------------
                                                         Robert T. Ritter
                                                         (Vice President -
                                                       Chief Financial Officer)