Form 10-Q
period 1999-06-30
PITTSTON CO
filed 1999-08-10
CIK 78890

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549




                                  FORM 10-Q




           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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








Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of August 6, 1999, 40,861,415 shares of $1 par value Pittston Brink's Group Common Stock, 20,824,910 shares of $1 par value Pittston BAX Group Common Stock and 9,186,434 shares of $1 par value Pittston Minerals Group Common Stock were outstanding.




                        PART I - FINANCIAL INFORMATION
                    THE PITTSTON COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     June 30       December 31
                                                        1999              1998
------------------------------------------------------------------------------
ASSETS                                           (Unaudited)
Current assets:
Cash and cash equivalents                          $  79,005            83,894
Short-term investments                                 1,216             1,767
Accounts receivable (net of estimated
  uncollectible amounts:
  1999 - $34,723; 1998 - $32,122)                    575,716           606,344
Inventories                                           51,388            42,770
Prepaid expenses and other current assets             44,145            33,374
Deferred income taxes                                 48,406            52,494
------------------------------------------------------------------------------
Total current assets                                 799,876           820,643
Property, plant and equipment, at cost
  (net of accumulated
  depreciation, depletion and amortization:
  1999 - $603,896; 1998 - $573,250)                  869,868           849,883
Intangibles, net of accumulated amortization         348,862           345,600
Deferred pension assets                              123,525           119,500
Deferred income taxes                                 66,484            63,489
Other assets                                         126,904           132,022
------------------------------------------------------------------------------
Total assets                                       $2,335,519        2,331,137
------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                              $  69,803            88,283
Current maturities of long-term debt                  60,081            36,509
Accounts payable                                     278,307           284,341
Accrued liabilities                                  366,711           388,300
------------------------------------------------------------------------------
Total current liabilities                            774,902           797,433

Long-term debt, less current maturities              334,441           323,308
Postretirement benefits other than pensions          243,249           239,550
Workers' compensation and other claims                90,628            93,324
Deferred income taxes                                 21,043            20,615
Other liabilities                                    131,749           120,879
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, par value $10 per share:
  Authorized: 2,000 shares $31.25
  Series C Cumulative Convertible Preferred Stock;
  Issued and outstanding: 1999 - 30 shares;
  1998 - 113 shares                                      296             1,134
Pittston Brink's Group Common Stock, par value $1 per share:
  Authorized: 100,000 shares;
  Issued and outstanding: 1999 - 40,861 shares;
   1998 - 40,961 shares                               40,861            40,961
Pittston BAX Group Common Stock, par value $1 per share:
  Authorized: 50,000 shares;
  Issued and outstanding: 1999 - 20,825 shares;
   1998 - 20,825 shares                               20,825            20,825
Pittston Minerals Group Common Stock, par value $1 per share:
  Authorized: 20,000 shares;
  Issued and outstanding: 1999 - 9,186 shares;
   1998 - 9,186 shares                                 9,186             9,186
Capital in excess of par value                       348,294           403,148
Retained earnings                                    441,916           401,186
Accumulated other comprehensive income               (57,564)          (51,865)
Employee benefits trust, at market value             (64,307)          (88,547)
------------------------------------------------------------------------------
Total shareholders' equity                           739,507           736,028
------------------------------------------------------------------------------
Total liabilities and shareholders' equity        $2,335,519         2,331,137
------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.




                    THE PITTSTON COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (Unaudited)

                            Three Months Ended June 30  Six Months Ended June 30
                                      1999        1998          1999        1998
--------------------------------------------------------------------------------
Net sales                       $   90,956     134,408       199,709     284,306
Operating revenues                 881,328     792,696     1,727,461   1,505,462
--------------------------------------------------------------------------------
Net sales and operating revenues   972,284     927,104     1,927,170   1,789,768

Costs and expenses:
Cost of sales                       95,972     133,278       211,415     277,442
Operating expenses                 729,127     658,680     1,442,011   1,254,451
Selling, general and
  administrative expenses          121,097     102,732       228,201     201,988
--------------------------------------------------------------------------------
Total costs and expenses           946,196     894,690     1,881,627   1,733,881
Other operating income, net          3,244       3,089         9,317       6,116
--------------------------------------------------------------------------------
Operating profit                    29,332      35,503        54,860      62,003
Interest income                      1,381       1,067         2,586       2,248
Interest expense                    (9,310)     (9,527)      (19,507)    (16,911)
Other income (expense), net             95       1,017          (275)       (418)

Income before income taxes          21,498      28,060        37,664      46,922
Provision for income taxes           5,576       7,298         9,082      13,332
--------------------------------------------------------------------------------
Net income                          15,922      20,762        28,582      33,590
Preferred stock dividends,
  net (Note 7)                        (231)       (887)       18,083      (1,751)
--------------------------------------------------------------------------------
Net income attributed to
  common shares                 $   15,691      19,875        46,665      31,839
--------------------------------------------------------------------------------
Pittston Brink's Group:
Net income attributed to
  common shares                 $   19,605      20,570        36,403      37,607
--------------------------------------------------------------------------------
Net income per common share:
  Basic                         $      .50         .53           .93         .97
  Diluted                              .50         .52           .93         .96
--------------------------------------------------------------------------------
Cash dividend per common share  $     .025        .025           .05         .05
--------------------------------------------------------------------------------
Pittston BAX Group:
Net income (loss) attributed to
  common shares                 $    3,051         989         3,472      (1,977)
--------------------------------------------------------------------------------
Net income (loss) per common share:
  Basic                         $      .16         .05           .18        (.10)
  Diluted                              .16         .05           .18        (.10)
--------------------------------------------------------------------------------
Cash dividends per common share $      .06         .06           .12         .12
--------------------------------------------------------------------------------
Pittston Minerals Group:
Net income (loss) attributed to
  common shares (Note 7)        $   (6,965)     (1,684)        6,790      (3,791)
--------------------------------------------------------------------------------
Net income (loss) per common share:
  Basic                         $     (.79)       (.20)          .78        (.46)
  Diluted                             (.79)       (.20)        (1.17)       (.46)
--------------------------------------------------------------------------------
Cash dividends per common share $        -        .025          .025       .1875
--------------------------------------------------------------------------------
Comprehensive income            $   16,397      16,267        40,966      27,185
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.






                    THE PITTSTON COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (Unaudited)

                                                      Six Months Ended June 30
                                                              1999        1998
------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                 $28,582      33,590
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation, depletion and amortization                  87,373      73,318
  Provision for aircraft heavy maintenance                  24,970      18,580
  Provision for deferred income taxes                           99       6,201
  Provision for pensions, noncurrent                         3,377       1,678
  Provision for uncollectible accounts receivable            7,884       5,500
  Minority interest expense                                    427       2,240
  Equity in earnings of unconsolidated affiliates,
    net of dividends received                               (2,406)       (530)
  Other operating, net                                       6,487       6,001
  Change in operating assets and liabilities,
    net of effects of acquisitions and dispositions:
    Decrease (increase) in accounts receivable              41,389     (20,051)
    Increase in inventories                                (11,299)       (411)
    Increase in prepaid expenses and other current assets   (7,604)     (5,939)
    Increase in other assets                                (5,093)     (3,885)
    Decrease in accounts payable and accrued liabilities   (30,928)    (40,735)
    Increase (decrease) in other liabilities                 5,538      (4,489)
    Decrease in workers' compensation and other
    claims, noncurrent                                      (3,304)     (4,218)
    Other, net                                                 738      (5,434)
------------------------------------------------------------------------------
Net cash provided by operating activities                  146,230      61,416
------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                (120,379)   (122,660)
Aircraft heavy maintenance expenditures                    (36,468)    (20,524)
Proceeds from disposal of property, plant and equipment      2,383      14,711
Acquisitions, net of cash acquired, and related
  contingency payments                                        (429)    (34,361)
Dispositions of other assets and investments                 1,143       8,482
Other, net                                                   4,749      (4,539)
------------------------------------------------------------------------------
Net cash used by investing activities                      (149,001)  (158,891)
------------------------------------------------------------------------------
Cash flows from financing activities:
(Decrease) increase in short-term borrowings               (15,873)     27,859
Additions to long-term debt                                 93,350     123,859
Reductions of long-term debt                               (52,035)    (40,154)
Repurchase of stock of the Company (Note 7)                (23,494)    (12,694)
Proceeds from exercise of stock options                      1,250       6,308
Dividends paid                                              (5,316)     (7,291)
------------------------------------------------------------------------------
Net cash (used) provided by financing activities            (2,118)     97,887
------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents        (4,889)        412
Cash and cash equivalents at beginning of period            83,894      69,878
------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $79,005      70,290
------------------------------------------------------------------------------

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

(2) The following are reconciliations between the calculations of basic and diluted net income (loss) per share by Group:


                              Three Months Ended June 30  Six Months Ended June 30
      BRINK'S GROUP                      1999       1998           1999       1998
      ----------------------------------------------------------------------------
      Numerator:
      Net income - Basic and
        diluted net income per
        share numerator            $   19,605     20,570         36,403     37,607
      Denominator:
      Basic weighted average common shares
        outstanding                    38,974     38,713         38,939     38,596
      Effect of dilutive securities:
        Stock options                     197        493            200        547
      ----------------------------------------------------------------------------
      Diluted weighted average
        common shares outstanding      39,171     39,206         39,139     39,143
      ----------------------------------------------------------------------------

      Options to purchase 765 and 784 shares of Brink's Stock, at prices between $27.25 and $39.56 per share, were outstanding during the three and six months ended June 30, 1999, respectively, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

      Options to purchase 25 shares of Brink's Stock, at prices between $39.42 and $39.56 per share, were outstanding during both the three and six months ended June 30, 1998, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

      The shares of Brink's Stock held in The Pittston Company Employee Benefits Trust ("Trust") are subject to the treasury stock method and effectively are not included in the basic and diluted net income per share calculations. As of June 30, 1999, 1,818 shares of Brink's Stock (2,272 in
      1998) remained in the Trust.



                              Three Months Ended June 30  Six Months Ended June 30
      BAX GROUP                          1999       1998             1999     1998
      ----------------------------------------------------------------------------
      Numerator:
      Net income (loss) - Basic and
        diluted net income (loss)
        per share numerator         $   3,051        989            3,472   (1,977)
      Denominator:
      Basic weighted average
        common shares outstanding      19,183     19,524           19,110   19,501
      Effect of dilutive securities:
        Stock options                      38        169               25        -
      ----------------------------------------------------------------------------
      Diluted weighted average
        common shares outstanding      19,221     19,693           19,135   19,501
      ----------------------------------------------------------------------------


      Options to purchase 1,903 shares of BAX Stock, at prices between $10.31 and $27.91 per share, and options to purchase 2,044 shares of BAX Stock, at prices between $9.41 and $27.91 per share, were outstanding during the three and six months ended June 30, 1999, respectively, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

      Options to purchase 1,018 shares of BAX Stock, at prices between $17.94 and $27.91 per share, were outstanding during the three months ended June 30, 1998, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 2,381 shares of BAX Stock, at prices between $5.78 and $27.91 per share, were outstanding for the six months ended June 30, 1998, but were not included in the computation of diluted net loss per share because the effect of all options would be antidilutive.

      The shares of BAX Stock held in the Trust are subject to the treasury stock method and effectively are not included in the basic and diluted net income (loss) per share calculations. As of June 30, 1999, 1,592 shares of BAX Stock (537 in 1998) remained in the Trust.


                              Three Months Ended June 30  Six Months Ended June 30
      MINERALS GROUP                     1999       1998             1999     1998
      ----------------------------------------------------------------------------
      Numerator:
      Net loss                    $    (6,734)      (797)         (11,293)  (2,040)
      Convertible Preferred Stock
        dividends, net                   (231)      (887)          18,083   (1,751)
      ----------------------------------------------------------------------------
      Basic net income (loss) per
        share numerator                (6,965)    (1,684)           6,790   (3,791)
      Effect of dilutive securities:
        Convertible Preferred Stock
        dividends, net                      -          -          (18,083)       -
      ----------------------------------------------------------------------------

      Diluted net loss per
        share numerator           $    (6,965)    (1,684)         (11,293)  (3,791)
      Denominator:
      Basic weighted average common
        shares outstanding              8,770      8,309            8,671    8,267
      Effect of dilutive securities:
        Assumed conversion of Convertible
        Preferred Stock                     -          -              992        -
      ----------------------------------------------------------------------------
      Diluted weighted average common
        shares outstanding              8,770      8,309            9,663    8,267
      ----------------------------------------------------------------------------

      Options to purchase 558 shares of Minerals Stock, at prices between $1.59 and $25.74 per share, were outstanding during the three months ended June 30, 1999, but were not included in the computation of diluted net loss per share because the effect of all options would be antidilutive. Options to purchase 698 shares of Minerals Stock, at prices between $1.81 and $25.74 per share, were outstanding during the six months ended June 30, 1999, but were not included in the computation of diluted net loss per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

      Options to purchase 677 and 679 shares of Minerals Stock, at prices between $6.53 and $25.74 per share, were outstanding during the three and six months ended June 30, 1998, respectively, but were not included in the computation of diluted net loss per share because the effect of all options would be antidilutive.

      The conversion of the Convertible Preferred Stock to 460 and 1,764 shares of Minerals Stock has been excluded in the computation of diluted net loss per share in the three months ended June 30, 1999, and in the three and six months ended June 30, 1998, respectively, because the effect of the assumed conversion would be antidilutive.

      The shares of Minerals Stock held in the Trust are subject to the treasury stock method and effectively are not included in the basic and diluted net income (loss) per share calculations. As of June 30, 1999, 335 shares of Minerals Stock (58 in 1998) remained in the Trust.

(3) Depreciation, depletion and amortization of property, plant and equipment totaled $38,628 and $75,565 in the second quarter and first six months of 1999, respectively, compared to $33,474 and $62,160 in the second quarter and first six months of 1998, respectively.

(4) Cash payments made for interest and income taxes, net of refunds received, were as follows:


                        Three Months Ended June 30    Six Months Ended June 30
                                  1999        1998            1999        1998
      ------------------------------------------------------------------------
      Interest             $     9,106       8,787          19,366      16,315
      ------------------------------------------------------------------------
      Income taxes         $    17,782      14,081          22,431      19,084
      ------------------------------------------------------------------------

      During the first quarter of 1998, Brink's recorded the following noncash investing and financing activities in connection with the acquisition of substantially all of the remaining shares of its affiliate in France: seller financing of the equivalent of US $27,500 and the assumption of borrowings of approximately US $19,000 and capital leases of approximately US $30,000.

(5) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Brink's Group and the BHS segment by $1,144 and $2,205 for the second quarter and six month periods of 1998, respectively. The effect of this change increased diluted net income per common share of the Brink's Group by $0.02 and $0.04 in the second quarter and six month periods of 1998.

(6) The cumulative impact of foreign currency translation adjustments deducted from shareholders' equity was $60,117 and $48,887 at June 30, 1999 and December 31, 1998, respectively.

      The cumulative impact of cash flow hedges added to shareholders' equity was $2,009 at June 30, 1999. The cumulative impact of cash flow hedges deducted from shareholders' equity was $3,309 at December 31, 1998.

(7) Under the share repurchase programs authorized by the Board of Directors (the "Board"), the Company purchased shares in the periods presented as follows:


                             Three Months Ended June 30  Six Months Ended June 30
      (In thousands)                     1999      1998             1999     1998
      ---------------------------------------------------------------------------
      Brink's Stock:
        Shares                            -        114.1           100.0    114.1
        Cost                      $       -        4,355           2,514    4,355
      BAX Stock:
        Shares                            -        227.4               -    404.9
        Cost                      $       -        3,691               -    7,196
      Convertible Preferred Stock:
        Shares                            -           -             83.9      0.4
        Cost                      $       -           -           20,980      146
      Excess carrying amount (a)  $       -           -           19,201       23
      ---------------------------------------------------------------------------

      (a) The excess of the carrying amount of the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Statement of Operations.

      On March 12, 1999, the Board increased the remaining authority to purchase its Convertible Preferred Stock by $4,300. On March 15, 1999, the Company purchased 83.9 shares (or 839 depositary shares) of its Convertible
      Preferred Stock for $20,980. The Convertible Preferred Stock is convertible into Minerals Stock and has an annual dividend rate of $31.25 per share. Preferred dividends included on the Company's Statement of Operations for the six months ended June 30, 1999 are net of the $19,201, which is the excess of the carrying amount over the cash paid to the holders of the Convertible Preferred Stock.

      At June 30, 1999, the Company had the remaining authority to purchase 900 shares of Brink's Stock; 1,465 shares of BAX Stock; 1,000 shares of Minerals Stock and an additional $7,556 of its Convertible Preferred Stock. The remaining aggregate purchase cost limitation for all common stock was $22,184 at June 30, 1999.

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

                            RESULTS OF OPERATIONS


                            Three Months Ended June 30  Six Months Ended June 30
(In thousands)                        1999        1998          1999        1998
--------------------------------------------------------------------------------
Net sales and operating revenues:
Brink's                           $334,586     309,751       665,349     571,674
BHS                                 57,016      50,061       112,137      98,471
BAX Global                         489,726     432,884       949,975     835,317
Pittston Coal                       87,497     130,176       193,045     276,096
Mineral Ventures                     3,459       4,232         6,664       8,210

Net sales and operating revenues  $972,284     927,104     1,927,170   1,789,768
--------------------------------------------------------------------------------

Operating profit (loss):
Brink's                           $ 22,517      24,047        42,500      45,966
BHS                                 14,333      13,895        28,337      27,397
BAX Global                           8,747       6,279        13,188       6,709
Pittston Coal                       (9,334)     (1,714)      (16,318)        788
Mineral Ventures                    (1,238)       (278)       (2,028)       (325)
--------------------------------------------------------------------------------
Segment operating profit            35,025      42,229        65,679      80,535
General corporate expense           (5,693)     (6,726)      (10,819)    (18,532)
--------------------------------------------------------------------------------
Operating profit                  $ 29,332      35,503        54,860      62,003
--------------------------------------------------------------------------------

In the second quarter of 1999, the Company reported net income of $15.9 million compared with $20.8 million in the second quarter of 1998. Operating profit totaled $29.3 million in the 1999 second quarter compared with $35.5 million in the prior year second quarter. Lower operating results at Pittston Coal ($7.6 million), Brink's ($1.5 million) and Mineral Ventures ($1.0 million) were partially offset by increases in operating profits at BAX Global ($2.5 million) and BHS ($0.4 million) as well as lower corporate expenses, as discussed below ($1.0 million).

In the first six months of 1999, the Company reported net income of $28.6 million compared with $33.6 million in the first six months of 1998. Operating profit totaled $54.9 million in the first six months of 1999 compared with $62.0 million in the prior year's comparable period. Lower operating results at Pittston Coal ($17.1 million), Brink's ($3.5 million) and Mineral Ventures ($1.7 million) were partially offset by increases in operating profits at BAX Global ($6.5 million) and BHS ($0.9 million) as well as lower corporate expenses ($7.7 million). Corporate expenses in the first six months of 1998 included $5.8 million of additional expenses related to a retirement agreement between the Company and its former Chairman and CEO. Corporate expenses in the 1998 second quarter also include costs associated with a severance agreement with a former member of the Company's senior management.

Preferred dividends included on the Company's Statement of Operations for the six months ended June 30, 1999 are net of $19.2 million, which is the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to the holders of the Convertible Preferred Stock.

BRINK'S
Brink's consolidated revenues totaled $334.6 million in the second quarter of 1999 compared with $309.8 million in the second quarter of 1998 representing an increase of 8% and growth in all geographic regions. Brink's operating profit of $22.5 million in the second quarter of 1999 represented a $1.5 million (6%) decrease versus the $24.0 million of operating profit reported in the prior year quarter. Operating profit increases in Latin America and North America were more than offset by a decrease in operating results in Asia/Pacific due to costs incurred in connection with business expansion in Australia and, to a lesser extent, a decrease in operating profit in Europe.

North American revenue increases stemmed from growth in the armored car operations, which include ATM services. The margin contributed by the increased revenue was aided by lower than normal operating expenses which were largely offset by an increase in information technology expenditures in North America. The increased information technology spending is intended to enhance Brink's capabilities in transportation of valuables, ATM servicing, money processing and air courier operations as well as to implement communication improvements. Revenue increases from European operations are primarily due to the acquisition of the remaining 50% interest of Brink's affiliate in Germany late in the second quarter of 1998, and the decline in operating profit was largely due to a loss in Germany and lower results in France versus the prior year's quarter. Despite overall difficult economic conditions in Latin America, operating performance improved significantly in Brazil and in Brink's 20% owned Mexican affiliate, which posted equity earnings versus an equity loss in the same quarter last year. The company's Venezuelan and Colombian subsidiaries experienced declines in operating profit due to recessionary economic conditions in those countries.

Brink's consolidated revenues totaled $665.3 million in the first six months of 1999, up 16% compared with $571.7 million in the first six months of 1998 with growth in all geographic regions. Brink's operating profit of $42.5 million in the first six months of 1999 represented a $3.5 million decrease compared to the $46.0 million operating profit reported in the prior year period. The decrease in operating profit was primarily due to costs incurred in connection with business expansion in Australia and, to a lesser extent, decreases in operating profits in North America and Latin America partially offset by higher operating profit in Europe.

The increase in North American revenues for the first six months of 1999 resulted primarily from continued growth in armored car operations, which include ATM services, and the decrease in operating profit was primarily due to increased expenditures on information technology to support business operations. The increase in revenue from European operations was primarily due to the acquisition of nearly all the remaining shares of Brink's affiliate in France in the first quarter of 1998 as well as the acquisition of the remaining 50% interest of Brink's affiliate in Germany late in the second quarter of 1998. The operating profit increase was primarily due to the improved results from operations and the increased ownership position in France which more than offset unfavorable results in Germany. Operating profits in Latin America were impacted by weaker business conditions in the first quarter of 1999 in a number of Latin American countries including Venezuela, Colombia and Chile. Steps to reduce costs and other actions have been recently taken in response to these conditions.

BHS
Revenues for BHS increased $7.0 million (14%) to $57.0 million in the second quarter of 1999 compared to the 1998 quarter. In the first six months of 1999, revenues for BHS increased $13.7 million (14%) to $112.1 million. The increase in revenues was due to higher ongoing monitoring and service revenues, reflecting a 12% increase in the subscriber base as well as higher average monitoring fees. As a result of such growth, monthly recurring revenues at June 30, 1999 grew 15% versus those as measured at June 30, 1998.

Operating profit in the second quarter of 1999 increased $0.4 million (3%) compared to the 1998 second quarter. In the first six months of 1999, operating profit increased $0.9 million (3%) to $28.3 million. Operating profit was favorably impacted by increases generated from monitoring and service activities of $1.3 million (7%) and $3.1 million (9%) for the second quarter and first six months of 1999, respectively. This improvement over the prior year was due to a 12% growth in the subscriber base combined with higher average monitoring fees, offset, in part, by an increase in disconnect expense. Growth in overall operating profit was negatively affected by the up-front net cost of marketing, sales and installation related to gaining new subscribers which increased $0.8 million and $2.2 million during the second quarter and first six months of 1999, respectively, as compared to 1998. This increase in up-front net cost was due to higher levels of sales and marketing costs.

As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Brink's Group and the BHS segment for the three and six month periods ended June 30, 1998 by $1.1 million and $2.2 million, respectively. The effect of this change increased diluted net income per common share of the Brink's Group by $0.02 and $0.04 in the three and six-month periods ended June 30, 1998, respectively.

BAX GLOBAL
BAX Global's worldwide operating revenues increased 13% to $489.7 million in the second quarter of 1999 as compared to $432.9 million in the second quarter of 1998, as increases in the Atlantic and Pacific regions were partially offset by a decrease in the Americas region. The increase in revenue primarily represented increases in the Pacific region which benefited from the award of several new contracts during late 1998 and early 1999 and the acquisition of the remaining 67% interest in a freight agent in Taiwan in the first quarter of 1999. Additionally, revenue increases at Air Transport International ("ATI") and in the Atlantic region were partially offset by lower US domestic expedited freight revenue due to lower volumes which more than offset higher average yields.

In the current quarter BAX Global reported an operating profit of $8.7 million as compared to $6.3 million reported in the second quarter of 1998. The current quarter operating profit benefited primarily from favorable results in the Pacific region reflecting additional contracts and the Americas region reflecting higher yields and lower transportation costs in the US due to increased operating efficiency and lower costs of fuel, partially offset by higher station and administrative costs in the US and the effect of additional expenses at ATI which was acquired on April 30, 1998. In addition, the Atlantic region's operating profit increased due to higher export and import volumes.

BAX Global's worldwide operating revenues increased 14% to $950.0 million in the first six months of 1999 as compared to $835.3 million in the first six months of 1998, with increases in all geographic regions. The increase in revenue was primarily due to increases in the Pacific region which benefited from the award of several new contracts during late 1998 and early 1999 and the acquisition of the remaining 67% interest in a freight agent in Taiwan in the first quarter of 1999. Revenue increases in the Americas region were primarily the result of the inclusion of revenues from ATI which was acquired in late April 1998 partially offset by decreases in expedited freight services revenues in the US, as well as decreases in US export revenues.

For the first six months of 1999, BAX Global reported an operating profit of $13.2 million as compared to $6.7 million reported in the same period of 1998. The operating profit in the first half of 1999 included the benefit of $1.6 million of incentive accrual reversals related to 1998 as such incentives were not paid as a result of a management decision made during the first quarter of 1999. Operating profit in the 1999 period benefited from favorable results in the Pacific region reflecting additional contracts and in the Americas region primarily reflecting higher yields and lower transportation costs in the US due to increased operating efficiency and lower costs of fuel partially offset by higher station and administrative costs and the effect of additional expenses at ATI which was acquired on April 30, 1998. In addition, the Atlantic region's operating profit increased due to higher export and import volumes.

PITTSTON COAL
Net sales for Pittston Coal totaled $87.5 million in the second quarter of 1999 compared to $130.2 million in the prior year quarter. Pittston Coal incurred an operating loss of $9.3 million in the second quarter of 1999 compared to an operating loss of $1.7 million in 1998. The operating loss in the second quarter of 1998 included a $2.2 million loss on the sale of certain coal assets at the Elkay mining operation in West Virginia ("Elkay Assets").

Net sales for Pittston Coal totaled $193.0 million in the first six months of 1999 compared to $276.1 million in the same period of 1998. Pittston Coal incurred an operating loss of $16.3 million in the first six months of 1999 compared to an operating profit of $0.8 million in 1998.

The decline in net sales for the second quarter of 1999 versus 1998 is primarily due to reduced sales volume. Steam coal sales in the second quarter of 1999 decreased by 0.3 million tons (14%), to 2.0 million tons and metallurgical coal sales declined by 1.0 million tons (52%), to 1.0 million tons when compared to the second quarter 1998. The steam sales reduction was due primarily to the sale of certain Elkay Assets during the second quarter of 1998 and the closing of a surface mine in Kentucky in the third quarter of 1998. The decline in metallurgical sales was primarily due to continued softness in market conditions resulting from lower worldwide steel production and a strong US dollar relative to the currencies of other coal exporting nations. Steam coal sales represented 67% and 54% of total volume in the second quarter of 1999 and 1998, respectively, reflecting the impact of the significant decline in metallurgical volumes.

The lower operating results in the second quarter of 1999 as compared to the prior year's period were primarily due to a $3.1 million decrease in total coal margin. In addition, selling, general and administrative expenses (due to an increase in provisions related to accounts receivable as discussed further below) and inactive employee costs increased $2.0 million and $1.7 million, respectively, in the second quarter of 1999, compared to the same period in 1998, while other operating income declined $0.8 million.

Total coal margin for the second quarter of 1999 decreased compared to the 1998 second quarter due to lower sales volume and realizations combined with a net decrease in coal margin per ton. Coal margin per ton decreased to $1.90 per ton in the second quarter of 1999 from $2.01 per ton for the 1998 second quarter. This overall change was primarily due to a decrease in metallurgical coal margins. Metallurgical coal margins were negatively impacted in the second quarter of 1999 by lower realizations per ton primarily resulting from the previously mentioned soft market conditions which negatively impacted annual contract negotiations. Steam coal realizations per ton improved slightly in the second quarter of 1999 as compared to the 1998 quarter. However, total steam coal sales were lower as this improvement in price was more than offset by reduced volume as a result of the sale of the Elkay Assets. Steam coal margins per ton also improved over the prior year's quarter as higher realizations per ton were only slightly offset by increased production costs per ton. The overall decrease in current production cost of coal sold is largely due to improved performance from the Company's deep mines.

Metallurgical sales in 1999 are expected to continue to be lower than 1998 levels, due to market conditions, as well as the disadvantage caused by the relative strength of the US dollar versus currencies of other metallurgical coal producing countries. Both of these factors have negatively impacted 1999 contract negotiations for the contract year that commenced April 1, 1999.

Other operating income amounted to $1.9 million in the second quarter of 1999 as compared to $2.7 million in the comparable period of 1998. This decrease was primarily due to a reduction in gains on sales of property and equipment and third party royalties.

Idle and closed mine costs decreased $0.3 million during the second quarter of 1999 compared to the same period in 1998. The decrease is mainly due to a $2.0 million charge in the 1998 second quarter for inventory writedowns associated with the sale of the Elkay Assets, offset by costs associated with the first quarter 1999 idlement of a deep mine producing metallurgical coal, which was idled in response to the previously mentioned weak market conditions and is expected to remain idled through the third quarter of 1999. As a result, idle and closed mine costs are expected to reflect this idlement into the next quarter. Barring significant improvements in these market conditions, rising inventory levels could result in further review of capacity requirements.

Inactive employee costs, which primarily represent long-term employee liabilities for pension, black lung and retiree medical costs, increased 25% over the prior year's quarter primarily due to higher costs related to certain long-term benefit obligations as a result of reductions in the amortization of actuarial gains, a decrease in the discount rate used to calculate the present value of the liabilities and higher premiums for the Coal Industry Retiree Benefit Act of 1992. Pittston Coal anticipates that costs related to certain of these long-term benefit obligations will continue at these higher levels during 1999.

Selling, general and administrative expenses increased $2.0 million (46%) over the prior year's quarter as the result of a provision related to the bankruptcy of a significant user of Pittston Coal's metallurgical coal. Selling, general and administrative expenses in the third quarter of 1999 will reflect additional expenses as a result of an organizational restructuring, announced in July, which eliminated approximately 50 positions.

Pittston Coal Management has engaged an outside consultant to perform a comprehensive study of its coal resources. Such study will include an evaluation of the quality, recoverability and economic feasibility of all available reserves and will include recommendations for mining cost improvements. It is currently anticipated that the study will be completed prior to the end of 1999. Management intends to use the results of the study along with its ongoing assessment of current and future coal industry economics to evaluate and, potentially, adjust its current plans to maximize values from specific properties and interests. Decisions to be made by management as a result of this process could affect future earnings and the carrying value of coal-related assets. It is not currently possible to estimate the potential outcome of this assessment or its impact, if any, on the financial position and/or results of operations of the Minerals Group.

Pittston Coal sales decreased $83.1 million in the first six months of 1999 compared to the same period in 1998 largely as the result of reduced sales volume. Compared to the first six months of 1998, steam coal sales in the first half of 1999 decreased by 1.3 million tons (25%), to 3.9 million tons and metallurgical coal sales declined by 1.4 million tons (37%), to 2.5 million tons. The steam sales reduction was due primarily to the sale of Elkay Assets and the closing of a surface mine in Kentucky in the third quarter 1998. The decline in metallurgical sales was primarily due to continued softness in market conditions resulting from lower worldwide steel production and a strong US dollar relative to the currencies of other coal exporting nations. Steam coal sales represented 61% and 57% of total volume in the first six months of 1999 and 1998, respectively.

For the first six months of 1999, Pittston Coal generated an operating loss of $16.3 million as compared to an operating profit of $0.8 million for the same period in 1998. The lower results were primarily due to a $9.7 million decrease in total coal margin. Selling, general and administrative expenses increased by $2.2 million as a result of the previously mentioned accounts receivable provisions, and other operating income increased by $0.7 million compared to the first half of 1998 (reflecting the $2.5 million net gain from the settlement of litigation). In addition, idle and closed mine cost and inactive employee costs increased $0.8 million and $4.6 million, respectively, in the first half of 1999, compared to the same period in 1998, as discussed below.

Total coal margin for the first six months of 1999 decreased compared to the 1998 comparable period due to lower sales volume combined with a decrease in coal margin per ton. Coal margin per ton decreased to $1.62 per ton in the first half of 1999 from $2.20 per ton for the 1998 period. This overall change was primarily due to a decrease in metallurgical coal margins. Metallurgical coal margins were negatively impacted in the first half of 1999 by lower realizations per ton primarily resulting from the previously mentioned soft market conditions. In addition, coal margin per ton in the first six months of 1998 included a $0.14 per ton benefit related to a favorable ruling issued by the US Supreme Court on the unconstitutionality of the Harbor Maintenance Tax while the first six months of 1999 included the $0.16 per ton benefit of the judgment rendered by the US District Court for the Eastern District of Virginia, regarding the constitutionality of the federal black lung excise tax, since Pittston Coal no longer had to accrue the tax (as more fully discussed below).

Other operating income for Pittston Coal, which primarily includes gains and losses on sales of property and equipment and third party royalties, amounted to $5.7 million in the first six months of 1999 as compared to $5.1 million in the comparable period of 1998. This increase was primarily due to a $2.5 million gain from the settlement of litigation, offset by decreases in gains on sales of property and equipment and third party royalties.

Idle and closed mine costs increased $0.8 million during the first six months of 1999. The increase was due to the first quarter 1999 idlement of a deep mine producing metallurgical coal, in response to the previously mentioned weak market conditions, as well as additional costs at other idle mines, offset by the $2 million inventory writedown associated with the sale of the Elkay Assets in 1998.

Inactive employee costs, which primarily represent long-term employee liabilities for pension, black lung and retiree medical costs, increased 34% from the first six months of 1998 to the same period in 1999, primarily due to higher costs related to certain long-term benefit obligations as a result of reductions in the amortization of actuarial gains, a decrease in the discount rate used to calculate the present value of the liabilities and higher premiums for the Coal Industry Retiree Benefit Act of 1992.

On February 10, 1999, the US District Court for the Eastern District of Virginia entered a final judgment in favor of certain of the Company's subsidiaries, ruling that the federal black lung excise tax ("FBLET") imposed under Section 4121 of the Internal Revenue Code is unconstitutional as applied to export coal sales and ordering a refund to the subsidiaries of approximately $0.7 million (plus interest) for the FBLET that those companies paid for the quarter ended March 31, 1997. The government did not appeal the judgment before the April 12, 1999 deadline for noticing an appeal. The Company will seek refunds of the FBLET it paid on export coal sales for all open statutory periods. The ultimate amounts and timing of such refunds, if any, cannot be determined at the present time. The benefit of this judgment as applied to export coal sales for the first half of 1999 is reflected in the production costs of coal sold ($1 million), since Pittston Coal no longer had to accrue the tax.

As reported in the first quarter 1999, a controversy involving an unrelated party with respect to a method of mining called "mountaintop removal" that began in mid-1998 in West Virginia has resulted in a substantial delay in the process of issuing mining permits, including those unrelated to mountaintop removal. As a result, there has been a delay in Vandalia Resources, Inc. ("Vandalia"), a wholly-owned subsidiary of Pittston Coal, being issued, in a timely fashion, mining permits necessary for its uninterrupted mining. Vandalia requires the issuance of two permits to ensure uninterrupted production throughout 1999.
Vandalia obtained the first permit on April 15, 1999. Expedient development under the first permit is expected to allow for uninterrupted production through the end of August 1999. Management believes that it is reasonably likely that the second permit will be approved. However, there is no assurance that the permit will be issued or of the ultimate timing of the issuance. Management currently anticipates that a production shortfall is reasonably likely to occur beginning in September 1999. Affected employees have been notified of potential production interruptions. During the year ended December 31, 1998, Vandalia produced approximately 2.7 million tons of coal resulting in revenues of approximately $81.8 million and contributed significantly to coal margin.

Pittston Coal continues cash funding for charges recorded in prior years for facility closure costs recorded as restructuring and other charges in the Statement of Operations. The following table analyzes the changes in liabilities during the first six months of 1999 for such costs:


                                                               Employee
                                                     Mine  Termination,
                                                      and       Medical
                                                    Plant           and
                                                   Closure    Severance
(In thousands)                                      Costs         Costs    Total
--------------------------------------------------------------------------------
Balance as of December 31, 1998                 $   8,906        16,307   25,213
Payments                                            1,130           678    1,808
--------------------------------------------------------------------------------
Balance as of June 30, 1999                     $   7,776        15,629   23,405
--------------------------------------------------------------------------------

MINERAL VENTURES
Mineral Ventures generated net sales during the second quarter of 1999 of $3.5 million, an 18% decrease from the $4.2 million reported in the second quarter of 1998. The decrease in net sales resulted from the year-over-year decline in the market price of gold. As of June 30, 1999, Mineral Ventures gold realizations have declined approximately 20% over the year ago price, reflecting the continued deterioration in the market price of gold. Operating loss for the second quarter of 1999 was $1.2 million compared to an operating loss of $0.3 million in the same period last year. The operating loss during the second quarter of 1999 was negatively impacted by lower realizations and higher production costs due primarily to inefficiencies during the installation of a new ventilation shaft, partially offset by increased equity income from Mining Project Investors ("MPI"). The cash cost per ounce of gold sold increased from $219 in the second quarter of 1998 to $235 in the second quarter of 1999, reflecting higher production costs and the exchange rate impact of a slightly stronger Australian dollar as compared to the second quarter of 1998.

Mineral Ventures generated net sales during the first six months of 1999 of $6.7 million, a 19% decrease from the $8.2 million reported in the first six months of 1998, reflecting the previously mentioned year-over-year decline in the market price of gold. Mineral Ventures generated an operating loss of $2.0 million for the first six months of 1999 compared to an operating loss of $0.3 million in the same period last year. The cash cost per ounce of gold sold increased from $213 in the first six months of 1998 to $247 in the same period of 1999. Production costs in the first six months of 1999 were negatively impacted by a high percentage of low grade ore milled during the first quarter and, as mentioned above, by inefficiencies resulting from the installation of a ventilation shaft during the period, which resulted in poor productivity. Increased equity income from MPI partially offset the increased operating losses of the gold mine.

FOREIGN OPERATIONS
A portion of the Company's financial results is derived from activities in a number of foreign countries located in Europe, Asia and Latin America each with a local currency other than the US dollar. Because the financial results of the Company are reported in US dollars, they are affected by changes in the value of the various foreign currencies in relation to the US dollar. Changes in exchange rates may also adversely affect transactions which are denominated in currencies other than the functional currency. The Company periodically enters into such transactions in the course of its business. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency fluctuations may have on the translated results in any one country. The Company, from time to time, uses foreign currency forward contracts to hedge transactional risks associated with foreign currencies. Translation adjustments of net monetary assets and liabilities denominated in the local currency relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. A subsidiary in Venezuela operates in such a highly inflationary economy.

The Company is also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, political instability, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Company cannot be predicted.

CORPORATE EXPENSES
In the second quarters of 1999 and 1998, corporate expenses totaled $5.7 million and $6.7 million, respectively. In the first six months of 1999, corporate expenses decreased $7.7 million from $18.5 million in the corresponding period of 1998. Corporate expenses in the first half of 1998 included $5.8 million of expenses related to a retirement agreement between the Company and its former Chairman and CEO. Corporate expenses in the 1998 second quarter also include costs associated with a severance agreement with a former member of the Company's senior management.

OTHER OPERATING INCOME, NET
Other operating income, net, generally includes the Company's share of net earnings or losses of unconsolidated affiliates, primarily Brink's equity affiliates, royalty income, gains and losses from foreign currency exchange and from sales of coal assets. Other operating income, net for the three and six months ended June 30, 1999 was $3.2 million and $9.3 million, respectively, compared to $3.1 million and $6.1 million, respectively, in the three and six months ended June 30, 1998. The higher level of income in the first six months of 1999 primarily relates to a $2.5 million gain from the settlement of litigation at Pittston Coal coupled with higher equity earnings at affiliates of Brink's and Mineral Ventures partially offset by lower royalty income and gains on sales of property and equipment.

INTEREST EXPENSE, NET
Net interest expense decreased $0.5 million (6%) in the second quarter and increased $2.3 million (15%) in the first six months of 1999. The decrease in the 1999 second quarter was due to higher average borrowings which were more than offset by lower average interest rates on domestic and foreign borrowings. The increase in the first six months of 1999 versus 1998 was due to higher average interest rates primarily associated with local currency borrowings in Venezuela, and to a lesser extent was due to borrowings resulting from capital expenditures and from acquisitions during 1998.

OTHER INCOME/EXPENSE, NET
Other income, net for the second quarter ended June 30, 1999 decreased $0.9 million from the prior year. Other expense, net was $0.3 million in the first six months of 1999 as compared to $0.4 million last year. Quarter and year-to-date fluctuations reflect lower gains on sale of assets and foreign currency translations which have been partially offset by a decrease in minority interest expense.

INCOME TAXES
In both the 1999 and 1998 periods presented, the provision for income taxes was less than the statutory federal income tax rate of 35% primarily due to the tax benefits of percentage depletion from Pittston Coal and lower taxes on foreign income, partially offset by provisions for goodwill amortization and state income taxes. The effective tax rate for the Company was lower in the first six months of 1999 than in the same period of 1998 due to the magnitude of the loss before income taxes for Pittston Coal.

                             FINANCIAL CONDITION

CASH FLOW REQUIREMENTS
Cash provided by operating activities during the first six months of 1999 totaled $146.2 million compared with $61.4 million in the first six months of 1998. This increase resulted from higher cash earnings combined with a decrease in the cash required to fund working capital. The decrease in working capital requirements primarily resulted from reduced sales at the Company's Coal Operations and, to a lesser extent, improved collections.

INVESTING ACTIVITIES
Cash capital expenditures for the first six months of 1999 approximated $120.4 million, down from approximately $122.7 million in the comparable period in 1998. Of the 1999 amount of cash capital expenditures, $43.9 million was spent by Brink's, $39.2 million was spent by BHS, $28.5 million was spent by BAX Global, $6.5 million was spent by Pittston Coal and $2.3 million was spent by Mineral Ventures. For the full year of 1999, company-wide cash capital expenditures are projected to range between $235 and $250 million. The foregoing amounts exclude expenditures that have been or are expected to be financed through capital leases and any acquisition expenditures.

The increase in aircraft heavy maintenance expenditures of $16.0 million was primarily due to the acquisition of ATI in 1998.

During the second quarter of 1998, Pittston Coal disposed of certain Elkay Assets. Total cash proceeds from the sale amounted to approximately $18 million. Investing activities for the six months ended June 30, 1998 also included the acquisition of ATI for a purchase price of approximately $29 million.

FINANCING
The Company intends to fund cash capital expenditures through cash flow from operating activities or through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or other borrowing arrangements.

Cash flows used by financing activities were $2.1 million for the first six months of 1999, compared with $97.9 million provided by financing activities for the same period in 1998. The 1998 levels reflect additional borrowings of $25.4 million primarily resulting from higher working capital requirements as well as the acquisition of ATI in April 1998.

The 1999 period includes additional borrowings primarily used to finance the purchase of the Company's Preferred Stock (discussed in more detail below).

The Company has a $350.0 million credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million. As of June 30, 1999 and December 31, 1998 borrowings of $100 million were outstanding under the term loan portion of the Facility and $148.9 million and $91.6 million, respectively, of additional borrowings were outstanding under the remainder of the Facility.

MARKET RISKS AND HEDGING AND DERIVATIVE ACTIVITIES
The Company has activities in a number of foreign countries throughout the world. Operations within these countries expose the Company to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. In addition, the Company consumes and sells certain commodities in its businesses, exposing it to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by the Company as an integral part of its overall risk management program. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency rate fluctuations may have on the translated results in any one country. The Company's risk management program considers this favorable diversification effect as it measures the Company's exposure to financial markets and as appropriate, seeks to reduce the potentially adverse effects that the volatility of certain markets may have on its operating results. The Company has not had any material change in its market risk exposures since December 31, 1998.

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

Brink's North America
With respect to Brink's North American operations, all core IT systems have been identified, renovation has taken place and the Year 2000 project is currently in both the implementation and integration phases. The implementation phase of the core operational systems is substantially complete as of June 30, 1999. Non-IT systems, including armored vehicles, closed circuit televisions, videocassette recorders and certain currency processing equipment, are in the validation and implementation phases. These phases for non-IT systems are expected to continue through the third quarter of 1999. As of June 30, 1999, most of Brink's North America IT systems have been tested and validated as Year 2000 ready. Management currently believes that all its IT and non-IT systems will be Year 2000 ready or that there will be no material adverse effect on operations or financial results due to non-readiness.

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

BHS
The BHS Year 2000 Project Team has divided its Year 2000 readiness program into four phases: (i) assessment, (ii) remediation/replacement, (iii) testing and
(iv) integration. As of June 30, 1999, BHS has completed the assessment and remediation/replacement phases. BHS is currently in both the testing and integration phases. BHS plans to have completed all phases of its Year 2000 readiness program on a timely basis prior to Year 2000. As of June 30, 1999, at least 95% of BHS' IT and non-IT assets systems have been tested and verified as Year 2000 ready.

BAX Global
The BAX Global Year 2000 Project Team has divided its Year 2000 readiness program into five phases: (i) inventory (ii) assess and test, (iii) renovate,
(iv) test and verify and (v) implement. During the first half of 1999, the inventory and assessment phases of major systems have been completed worldwide. Renovation activities for most major systems are substantially complete. Replacement activities for non-compliant components and systems that are not scheduled for renovation are substantially complete. Testing is more than 90% complete for systems that have been renovated. The BAX Group plans to have completed all phases of its Year 2000 readiness program on a timely basis prior to Year 2000. As of June 30, 1999, more than 85% of the BAX Group's IT and non-IT assets systems have been tested and verified as Year 2000 ready.

Pittston Coal and Mineral Ventures
The Pittston Coal and Mineral Ventures Year 2000 Project Teams have divided their Year 2000 readiness programs into four phases: (i) assessment, (ii) remediation/replacement, (iii) testing and (iv) integration. At June 30, 1999, the majority of the core IT assets are either already Year 2000 ready or in the testing or integration phases. Certain systems that have already been remediated are scheduled to be replaced with more functional software. The replacement systems will be tested and integrated by year-end 1999. Pittston Coal and Mineral Ventures plan to have completed all phases of their Year 2000 readiness programs on a timely basis prior to Year 2000. As of June 30, 1999, approximately 95% of hardware systems and embedded systems have been tested and verified and/or certified as Year 2000 ready.

The Company
As part of its Year 2000 projects, the Company has sent comprehensive questionnaires to significant suppliers, and others with which it does business, regarding their Year 2000 compliance and is in the process of identifying significant problem areas with respect to these business partners. The Company is relying on such third parties' representations regarding their own readiness for Year 2000. This process will be ongoing and efforts with respect to specific problems identified will depend in part upon the Company's assessment of the risk that any such problems associated with business partners may have a material adverse impact on its operations.

Further,   the  Company   relies  upon  US  and  foreign   government   agencies
(particularly the Federal Aviation Administration and customs agencies worldwide), utility companies, rail carriers, telecommunication service companies and other service providers outside of its control. According to a recent General Accounting Office report to Congress, some airports will not be prepared for the Year 2000 and the problems these airports experience could impede traffic flow throughout the US. As with most companies, the Company is vulnerable to significant suppliers', customers' and other third parties' inability to remedy their own Year 2000 issues. As the Company cannot control the conduct of its customers, suppliers or other third parties, there can be no guarantee that Year 2000 problems originating with a supplier or other third party will not occur.

READINESS FOR YEAR 2000: COSTS TO ADDRESS
The Company anticipates incurring remediation and acceleration costs for its Year 2000 readiness programs. Remediation includes the identification, assessment, modification and testing phases of its Year 2000 readiness programs. Remediation costs include both the costs of modifying existing software and hardware as well as purchases that replace existing hardware and software that is not Year 2000 ready. Acceleration costs include costs to purchase and/or develop and implement certain information technology systems whose implementation has been accelerated as a result of the Year 2000 readiness issue. Most of the remediation and acceleration costs will be incurred by Brink's and BAX Global.

Total anticipated remediation and acceleration costs are detailed in the table below:


(Dollars in millions)
ACCELERATION                                  Capital       Expense       Total
-------------------------------------------------------------------------------
Total anticipated Year 2000 costs           $    23.5           4.2        27.7
Incurred through June 30, 1999                   21.3           2.5        23.8
-------------------------------------------------------------------------------
Remainder                                   $     2.2           1.7         3.9
-------------------------------------------------------------------------------

REMEDIATION                                   Capital       Expense       Total
-------------------------------------------------------------------------------
Total anticipated Year 2000 costs           $    12.8          17.6        30.4
Incurred through June 30, 1999                    9.1          15.8        24.9
-------------------------------------------------------------------------------
Remainder                                   $     3.7           1.8         5.5
-------------------------------------------------------------------------------

TOTAL                                         Capital       Expense       Total
-------------------------------------------------------------------------------
Total anticipated Year 2000 costs           $    36.3          21.8        58.1
Incurred through June 30, 1999                   30.4          18.3        48.7
-------------------------------------------------------------------------------
Remainder                                   $     5.9           3.5         9.4
-------------------------------------------------------------------------------

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

The following is a description of the Company's risks of the Year 2000 issue for each of its operating units:

Brink's
Brink's believes its most reasonably likely worst case scenario is that it will experience a number of minor system malfunctions and errors in the early days and weeks of the Year 2000 that were not detected during its renovation and testing efforts. Brink's currently believes that these problems will not be overwhelming and are not likely to have a material effect on the Company's operations or financial results. Brink's may experience some additional personnel expenses related to minimizing the impact of potential Year 2000 failures, but such expenses are not expected to be material. As noted above, Brink's is vulnerable to significant suppliers', customers' and other third parties' inability to remedy their own Year 2000 issues. As Brink's cannot control the conduct of its suppliers or other third parties, there can be no guarantee that Year 2000 problems originating with a supplier, customer or other third party will not occur. However, Brink's program of communication with major third parties with whom they do business is intended to minimize any potential risks related to third party failures.

BHS
BHS believes its most reasonably likely worst case scenario is that its ability to receive alarm signals from some or all of its customers may be disrupted due to temporary regional service outages sustained by third party electric utilities, local telephone companies, and/or long distance telephone service providers. Such outages could occur regionally, affecting clusters of customers, or could occur at BHS's principal monitoring facility, possibly affecting the ability to provide service to all customers. BHS currently believes that the consequences of these problems will not be overwhelming and are not likely to have a material effect on the Company's operations or financial condition. BHS may experience some additional personnel expenses related to minimizing the impact of potential Year 2000 failures, but such expenses are not expected to be material. As noted above, BHS is vulnerable to significant third party electric utility and telephone service providers inability to remedy their own Year 2000 issues. As BHS cannot control the conduct of these third parties, there can be no guarantee that Year 2000 problems originating with a third party will not occur. However, BHS' program of communication with major third parties with whom they do business is intended to minimize any potential risks related to third party failures.

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

Pittston Coal and Mineral Ventures
Pittston Coal and Mineral Ventures believe that their internal information technology systems will be renovated successfully prior to year 2000. Critical systems that would cause the greatest disruption to the organization have been identified and remediated. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Management currently believes such failures should have no material or significant adverse effect on the results of operations or financial condition of the Company. Pittston Coal and Mineral Ventures believe they have identified their likely worst case scenarios. The likely worst case scenarios, assuming no external failures such as power outages or delays in railroad transportation services, could be delays in invoicing customers and payment of vendors. These likely worst case scenarios, should they occur, are not expected to result in a material impact on the Company's financial statements. The production of coal and gold is not heavily dependent on computer technology and would continue with limited impact.

READINESS FOR YEAR 2000: CONTINGENCY PLAN
The following is a description of the Company's contingency plans for each of its operating units:

Brink's
A contingency planning document, which was developed with the assistance of an external facilitator, has been finalized and distributed to Brink's North American operations. Brink's provides a number of different services to its customers and each type of service line was reviewed during the contingency planning sessions. This contingency planning document addresses the issue of what Brink's response would be should a system/device fail, as well as what preparations and actions are required beforehand to ensure continuity of services if those identified systems failed. This includes, in some cases, reverting to paper processes to track and handle packages, additional staff if required and increased supervisory presence. Brink's may experience some additional personnel expenses related to minimizing the impact of potential Year 2000 failures, but they are not expected to be material. This contingency planning document was made available to Brink's International operations to use as guidance in developing appropriate contingency plans at each of their locations and for the specific services they provide to their customers.

BHS
BHS has drafted a contingency plan for dealing with the most reasonably likely worst case scenario. This contingency planning document addresses the issue of what BHS's response would be should it sustain a service outage encountered by the third party electric utility, local telephone company, and/or primary long distance telephone service provider at its principal monitoring facility. This includes, among other things, the testing of redundant system connectivity routed through multiple switching stations of the local telephone company, and testing of backup electric generators at both BHS's principal and backup monitoring facilities.

BAX Global
During the first quarter of 1999, BAX Global initiated contingency planning for dealing with its most reasonably likely worst case scenario. Contingency planning is divided into three principal parts. At company locations worldwide, specific local plans including alternative methods of delivering services are being developed. Specific plans including prioritization of resources are being written for systems and software packages. A transition management plan is being devised to provide a mechanism for monitoring both internal and external developments worldwide that may impact customer shipments, thereby allowing BAX Global to quickly respond to potential failures. The foundation for BAX Global's Year 2000 readiness program is to ensure that critical systems are renovated/replaced and tested prior to when a Year 2000 failure might occur if the program were not undertaken.

Pittston Coal and Mineral Ventures
During the second quarter of 1999, Pittston Coal and Mineral Ventures initiated contingency planning for dealing with its most reasonably likely worst case scenarios. The foundation for their Year 2000 Programs is to ensure that critical systems are renovated/replaced and tested prior to when a Year 2000 failure might occur if the programs were not undertaken. As of June 30, 1999, critical systems have been tested and verified as Year 2000 ready. Year 2000 is the number one priority within the Minerals Group's IT organization with full support of the Group's executive management. In addition, as a normal course of business, Pittston Coal and Mineral Ventures maintain and deploy contingency plans designed to address various other potential business interruptions. These plans may be applicable to address the interruption of support provided by third parties resulting from their failure to be Year 2000 ready.

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

Under the share repurchase programs authorized by the Board of Directors (the "Board"), the Company purchased shares in the periods presented:


(Dollars in millions,         Three Months Ended June 30  Six Months Ended June 30
shares in thousands)                        1999    1998           1999       1998
----------------------------------------------------------------------------------
Brink's Stock:
 Shares                                     -      114.1          100.0      114.1
 Cost                               $       -        4.4            2.5        4.4
BAX Stock:
 Shares                             $       -      227.4              -      404.9
 Cost                                       -        3.7              -        7.2
Convertible Preferred Stock:
 Shares                                     -          -           83.9        0.4
 Cost                               $       -          -           21.0        0.1
 Excess carrying amount (a)         $       -          -           19.2          -
----------------------------------------------------------------------------------

(a) The excess of the carrying amount of the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Statement of Operations.

On March 12, 1999, the Board increased the remaining authority to purchase its Convertible Preferred Stock by $4.3 million. On March 15, 1999, the Company purchased .08 million shares (or .8 million depositary shares) of its Convertible Preferred Stock for $21.0 million. The Convertible Preferred Stock is convertible into Minerals Stock and has an annual dividend rate of $31.25 per share. Preferred dividends included on the Company's Statement of Operations for the six months ended June 30, 1999 are net of $19.2 million, which is the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to the holders of the Convertible Preferred Stock.

As of June 30, 1999, the Company had the remaining authority to purchase 0.9 million shares of Brink's Stock; 1.5 million shares of BAX Stock; 1.0 million shares of Minerals Stock and an additional $7.6 million of its Convertible Preferred Stock. The remaining aggregate purchase cost limitation for all common stock was $22.2 million as of June 30, 1999.

DIVIDENDS
The Board intends to declare and pay dividends, if any, on Brink's Stock, BAX Stock and Minerals Stock based on the earnings, financial condition, cash flow and business requirements of the Brink's Group, BAX Group and the Minerals Group, respectively. Since the Company remains subject to Virginia law limitations on dividends, losses by one Group could affect the Company's ability to pay dividends in respect of stock relating to the other Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount as defined in the Company's Articles of Incorporation. The Available Minerals Dividend Amount may be reduced by activity that reduces shareholder's equity or the fair value of net assets of the Minerals Group. Such activity includes net losses by the Minerals Group, dividends paid on the Minerals Stock and the Convertible Preferred Stock, repurchases of Minerals Stock and the Convertible Preferred Stock, and foreign currency translation losses. In May 1998, the Company reduced the dividend rate on Minerals Stock to 10.0 cents per year per share for shareholders as of the May 15, 1998 record date. As a result of recent financial performance of the Minerals Group and coal industry conditions, as well as consideration of financial condition, cash flow and business requirements, including the Available Minerals Dividend Amount, the Board declined to declare a quarterly dividend on Minerals Stock at its May 1999 and July 1999 meetings. Dividends on the remaining Convertible Preferred Stock were declared.

During the first six months of 1999 and 1998, the Board declared and the Company paid cash dividends of 5.0 cents per share of Brink's Stock and 12.0 cents per share of BAX Stock, as well as 2.5 and 18.75 cents, respectively, per share of Minerals Stock. Dividends paid on the Convertible Preferred Stock in the first six months of 1999 and 1998 were $1.1 million and $1.8 million, respectively.

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

FORWARD LOOKING INFORMATION
Certain of the matters discussed herein, including statements regarding coal and gold market conditions, idle equipment and closed mine costs, review of capacity requirements, selling, general and administrative cost increases, cost of long-term employee liabilities, the outcome and potential financial impact of the coal asset study, expedition of mining permit approvals, projected capital spending, coal sales and the readiness for Year 2000, involve forward looking information which is subject to known and unknown risks, uncertainties, and contingencies which could cause actual results, performance or achievements, to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the Company, include, but are not limited to, overall economic and business conditions, the demand for the Company's products and services, pricing and other competitive factors in the industry, geological conditions, the outcome of the coal asset study, new government regulations and/or legislative initiatives, required permits and approvals, variations in costs or expenses, variations in the spot prices of coal, the ability of counterparties to perform, changes in the scope of improvements to information systems and Year 2000 initiatives, delays or problems in the implementation of Year 2000 initiatives by the Company and/or any public or private sector suppliers and service providers and customers, and delays or problems in the design and implementation of improvements to information systems.



                            PITTSTON BRINK'S GROUP
                                BALANCE SHEETS
                                (IN THOUSANDS)


                                                     June 30       December 31
                                                        1999              1998
------------------------------------------------------------------------------
                                                 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                           $ 41,296            52,276
Short-term investments                                 1,216             1,767
Accounts receivable (net of estimated
  uncollectible amounts:
  1999 - $14,307; 1998 - $14,222)                    238,791           230,548
Receivable - Pittston Minerals Group                   1,454            10,321
Inventories                                            8,133             9,466
Prepaid expenses and other current assets             24,077            19,011
Deferred income taxes                                 22,616            23,541
------------------------------------------------------------------------------

Total current assets                                 337,583           346,930

Property, plant and equipment, at cost
  (net of accumulated depreciation and
  amortization: 1999 - $325,387;
  1998 - $318,382)                                   512,358           490,727
Intangibles, net of accumulated amortization          61,925            62,706
Deferred pension assets                               26,670            28,818
Deferred income taxes                                  8,493             7,912
Other assets                                          37,380            39,911
------------------------------------------------------------------------------
Total assets                                        $984,409           977,004
------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term borrowings                               $ 22,944            19,800
Current maturities of long-term debt                  45,663            32,062
Accounts payable                                      49,187            59,608
Accrued liabilities                                  194,851           195,082
------------------------------------------------------------------------------
Total current liabilities                            312,645           306,552

Long-term debt, less current maturities               65,064            93,345
Postretirement benefits other than pensions            4,488             4,354
Workers' compensation and other claims                11,229            11,229
Deferred income taxes                                 54,036            53,876
Payable - Pittston Minerals Group                      1,052             2,943
Other liabilities                                     21,410            18,071
Minority interests                                    26,774            25,224
Commitments and contingent liabilities
Shareholder's equity                                 487,711           461,410
------------------------------------------------------------------------------
Total liabilities and shareholder's equity          $984,409           977,004
------------------------------------------------------------------------------

See accompanying notes to financial statements.



                            PITTSTON BRINK'S GROUP
                           STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (Unaudited)


                            Three Months Ended June 30  Six Months Ended June 30
                                      1999        1998          1999        1998
--------------------------------------------------------------------------------
Operating revenues                $391,602    359,812        777,486     670,145

Costs and expenses:
Operating expenses                 297,917    273,523        596,380     506,955
Selling, general and administrative
  expenses                          59,697     50,705        116,330      97,260
--------------------------------------------------------------------------------
Total costs and expenses           357,614    324,228        712,710     604,215
Other operating income, net            878          4          2,294         990
--------------------------------------------------------------------------------
Operating profit                    34,866     35,588         67,070      66,920
Interest income                        821        624          1,379       1,488
Interest expense                    (4,929)    (5,050)       (10,811)     (8,865)
Other income, net                      351      1,484            138         147
--------------------------------------------------------------------------------
Income before income taxes          31,109     32,646         57,776      59,690
Provision for income taxes          11,504     12,076         21,373      22,083
--------------------------------------------------------------------------------
Net income                        $ 19,605     20,570         36,403      37,607
--------------------------------------------------------------------------------

Net income per common share:
  Basic                           $    .50        .53            .93         .97
  Diluted                              .50        .52            .93         .96
--------------------------------------------------------------------------------

Cash dividends per common share   $   .025       .025            .05         .05
--------------------------------------------------------------------------------

Weighted average common shares outstanding:
  Basic                             38,974     38,713         38,939      38,596
  Diluted                           39,171     39,206         39,139      39,143
--------------------------------------------------------------------------------

Comprehensive income              $ 15,986     18,539         24,519      33,801
--------------------------------------------------------------------------------

See accompanying notes to financial statements.



                            PITTSTON BRINK'S GROUP
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (Unaudited)


                                                      Six Months Ended June 30
                                                              1999        1998
------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                 $36,403      37,607
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization                             50,077      38,693
  Provision for deferred income taxes                        1,936       5,683
  Provision for pensions, noncurrent                         2,381       1,563
  Provision for uncollectible accounts receivable            3,543       3,133
  Other operating, net                                       1,840       2,696
  Change in operating assets and liabilities,
    net of effects of acquisitions
    and dispositions:
    Increase in accounts receivable                         (1,977)     (8,754)
    Increase in inventories                                 (1,451)     (3,207)
    Increase in prepaid expenses and other current assets   (5,067)     (5,734)
    Decrease in accounts payable and accrued liabilities   (25,220)     (6,290)
    Increase in other assets                                (1,487)     (2,656)
    Increase (decrease) in other liabilities                 3,379      (2,544)
    Other, net                                                (103)     (4,071)

Net cash provided by operating activities                   64,254      56,119
------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                 (83,166)    (65,373)
Proceeds from disposal of property, plant and equipment      2,191       1,368
Acquisitions, net of cash acquired, and related
  contingent payments                                         (429)     (5,526)
Other, net                                                   4,390        (993)
------------------------------------------------------------------------------
Net cash used by investing activities                      (77,014)    (70,524)
------------------------------------------------------------------------------
Cash flows from financing activities:
Increase in short-term debt                                  6,470       1,263
Additions to long-term debt                                  9,697       6,585
Reductions of long-term debt                               (21,089)     (3,221)
Payments from Minerals Group                                 9,867      16,700
Proceeds from exercise of stock options                      1,209       4,566
Dividends paid                                              (1,860)     (1,807)
Repurchase of common stock                                  (2,514)     (5,082)
------------------------------------------------------------------------------
Net cash provided by financing activities                    1,780      19,004
------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents       (10,980)      4,599
Cash and cash equivalents at beginning of period            52,276      37,694
------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $41,296      42,293
------------------------------------------------------------------------------

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

(2) The following is a reconciliation between the calculation of basic and diluted net income per share:


                           Three Months Ended June 30   Six Months Ended June 30
      Brink's Group                  1999        1998           1999        1998
      --------------------------------------------------------------------------
      Numerator:
      Net income - Basic and
        diluted net income
        per share numerator   $    19,605      20,570         36,403      37,607
      Denominator:
      Basic weighted average common
        shares outstanding         38,974      38,713         38,939      38,596
      Effect of dilutive securities:
        Stock options                 197         493            200         547
      --------------------------------------------------------------------------
      Diluted weighted average
        common shares outstanding  39,171      39,206         39,139      39,143
      --------------------------------------------------------------------------

      Options to purchase 765 and 784 shares of Brink's Stock, at prices between $27.25 and $39.56 per share, were outstanding during the three and six months ended June 30, 1999, respectively, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

      Options to purchase 25 shares of Brink's Stock, at prices between $39.42 and $39.56 per share, were outstanding during both the three and six months ended June 30, 1998, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

      The shares of Brink's Stock held in the Pittston Company Employee Benefits Trust ("Trust") are subject to the treasury stock method and effectively are not included in the basic and diluted net income per share calculations. As of June 30, 1999, 1,818 shares of Brink's Stock (2,272 in
      1998) remained in the Trust.

(3) Depreciation and amortization of property, plant and equipment totaled $25,178 and $48,901 in the second quarter and first six months of 1999, respectively, compared to $20,850 and $37,791 in the second quarter and first six months of 1998, respectively.

(4) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Brink's Group and the BHS segment by $1,144 and $2,205 for the second quarter and six month periods of 1998, respectively. The effect of this change increased diluted net income per common share of the Brink's Group by $0.02 and $0.04 in the second quarter and six month periods of 1998.

(5) Cash payments made for interest and income taxes, net of refunds received, were as follows:


                            Three Months Ended June 30  Six Months Ended June 30
                                      1999        1998          1999        1998
      --------------------------------------------------------------------------
      Interest                     $ 5,066       4,985        11,854       8,463
      --------------------------------------------------------------------------
      Income taxes                 $23,824      23,756        26,514      25,035
      --------------------------------------------------------------------------


      During the first quarter of 1998, Brink's recorded the following noncash investing and financing activities in connection with the acquisition of substantially all of the remaining shares of its affiliate in France: the seller financing of the equivalent of US $27,500 and the assumption of borrowings of approximately US $19,000 and capital leases of approximately US $30,000.

(6) The cumulative impact of foreign currency translation adjustments deducted from shareholder's equity was $48,848 and $36,892 at June 30, 1999 and December 31, 1998, respectively.

(7) Under the share repurchase programs authorized by the Board of Directors (the "Board"), the Company purchased shares in the periods presented as follows:


                             Three Months Ended June 30  Six Months Ended June 30
      (In thousands)                   1999        1998          1999        1998
      ---------------------------------------------------------------------------
      Brink's Stock:
        Shares                            -       114.1         100.0       114.1
        Cost                    $         -       4,355         2,514       4,355
      Convertible Preferred Stock:
        Shares                            -           -          83.9         0.4
        Cost                    $         -           -        20,980         146
      Excess carrying amount (a)$         -           -        19,201          23
      ---------------------------------------------------------------------------

     (a) The excess of the carrying amount of the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Statement of Operations.

      On March 12, 1999, the Board increased the remaining authority to purchase its Convertible Preferred Stock by $4,300. On March 15, 1999, the Company purchased 83.9 shares (or 839 depositary shares) of its Convertible
      Preferred Stock for $20,980. The Convertible Preferred Stock is convertible into Minerals Stock and has an annual dividend rate of $31.25 per share. Preferred dividends included on the Company's Statement of Operations for the six months ended June 30, 1999 are net of the $19,201, which is the excess of the carrying amount of the Convertible Preferred
      Stock over the cash paid to the holders of the Convertible Preferred Stock. The cash flow requirements and proceeds and the costs of the Convertible Preferred Stock have been attributed to the Minerals Group.

      At June 30, 1999, the Company had the remaining authority to purchase 900 shares of Brink's Stock and an additional $7,556 of its Convertible Preferred Stock. The remaining aggregate purchase cost limitation for all common stock was $22,184 at June 30, 1999.

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

                            RESULTS OF OPERATIONS


                            Three Months Ended June 30  Six Months Ended June 30
(In thousands)                        1999        1998          1999        1998
--------------------------------------------------------------------------------
Operating revenues:
Brink's:
  North America                   $142,286     135,687       279,724     265,054
  Europe                           104,844      90,909       215,431     140,722
  Latin America                     78,878      76,348       155,329     152,840
  Asia/Pacific                       8,578       6,807        14,865      13,058
--------------------------------------------------------------------------------
Total Brink's                      334,586     309,751       665,349     571,674
BHS                                 57,016      50,061       112,137      98,471
--------------------------------------------------------------------------------

Total operating revenues          $391,602     359,812       777,486     670,145
--------------------------------------------------------------------------------

Operating profit:
Brink's:
  North America                   $ 12,106      11,865        20,049      21,932
  Europe                             6,191       6,388        12,500       7,213
  Latin America                      6,244       5,354        14,812      16,031
  Asia/Pacific                      (2,024)        440        (4,861)        790
--------------------------------------------------------------------------------
Total Brink's                       22,517      24,047        42,500      45,966
BHS                                 14,333      13,895        28,337      27,397
--------------------------------------------------------------------------------
Total segment operating profit      36,850      37,942        70,837      73,363
General corporate expense           (1,984)     (2,354)       (3,767)     (6,443)
--------------------------------------------------------------------------------
Total operating profit            $ 34,866      35,588        67,070      66,920
--------------------------------------------------------------------------------



                           SELECTED FINANCIAL DATA

                            Three Months Ended June 30  Six Months Ended June 30
(In thousands)                        1999        1998          1999        1998
--------------------------------------------------------------------------------
Depreciation and amortization:
  Brink's                         $ 12,937      12,255        25,258      20,674
  BHS                               12,736       9,103        24,695      17,905
  General corporate                     62          57           124         114
--------------------------------------------------------------------------------
Total depreciation and
  amortization               $      25,735      21,415        50,077      38,693
--------------------------------------------------------------------------------
Cash capital expenditures:
  Brink's                         $ 25,275      14,407        43,915      27,710
  BHS                               19,927      19,043        39,238      37,502
  General corporate                     11          57            13         161
--------------------------------------------------------------------------------
Total cash capital expenditures   $ 45,213      33,507        83,166      65,373
--------------------------------------------------------------------------------

The Brink's Group's net income totaled $19.6 million ($.50 per share) in the second quarter of 1999 compared with $20.6 million ($0.52 per share) in the second quarter of 1998. Operating profit for the 1999 second quarter of $34.9 million decreased 2% from the $35.6 million recorded in the second quarter of 1998. Revenues for the 1999 second quarter increased $31.8 million compared with the 1998 second quarter.

In the first six months of 1999, net income totaled $36.4 million ($.93 per share) compared with $37.6 million ($0.96 per share) in the first six months of 1998. Operating profit for the first six months of 1999 increased to $67.1 million from $66.9 million in the same period of 1998. Revenues for the first six months of 1999 increased $107.3 million or 16% compared with the first six months of 1998. Net interest expense increased $2.1 million during the first six months of 1999 due largely to higher average interest rates and higher average foreign borrowings in the first quarter of 1999 versus the same period in 1998, partially offset by lower rates in the second quarter of 1999 as compared to the second quarter of 1998.

BRINK'S
Brink's consolidated revenues totaled $334.6 million in the second quarter of 1999 compared with $309.8 million in the second quarter of 1998. Brink's operating profit of $22.5 million in the second quarter of 1999 represented a $1.5 million (6%) decrease versus the $24.0 million of operating profit reported in the prior year quarter. The increase in revenue was primarily attributable to operations in Europe and North America. Operating profit increases in Latin America and North America were more than offset by a decrease in operating results in Asia/Pacific due to costs incurred in connection with business expansion in Australia and, to a lesser extent, a decrease in operating profit in Europe.

Revenues from North American operations (United States and Canada) increased $6.6 million (5%), to $142.3 million in the 1999 second quarter from $135.7 million in the prior year's quarter. North American operating profit increased $0.2 million to $12.1 million in the current year quarter. Revenue increases stemmed from growth in the armored car operations, which include ATM services. The margin contributed by the increased revenue was aided by lower than normal operating expenses which were largely offset by an increase in information technology expenditures in North America. The increased information technology spending is intended to enhance Brink's capabilities in transportation of valuables, ATM servicing, money processing and air courier operations as well as to implement communication improvements.

Revenues from European operations amounted to $104.8 million, representing an increase of $13.9 million versus the same quarter last year primarily due to the acquisition of the remaining 50% interest of Brink's affiliate in Germany late in the second quarter of 1998. European operating profit for the 1999 second quarter of $6.2 million was $0.2 million lower than the same quarter last year. The decline in operating profit was largely due to a loss in Germany and lower results in France versus the prior year's quarter.

In Latin America, revenues in the second quarter of 1999 of $78.9 million increased $2.5 million from the comparable period of 1998. Operating profit of $6.2 million for the second quarter of 1999 improved $0.9 million from operating profit achieved in the comparable 1998 quarter. Despite overall difficult economic conditions, operating performance improved significantly in Brazil and in Brink's 20% owned Mexican affiliate, which posted equity earnings versus an equity loss in the same quarter last year. The company's Venezuelan and
Colombian subsidiaries experienced declines in operating profit due to recessionary economic conditions in those countries.

Revenues from Asia/Pacific operations of $8.6 million increased by $1.8 million from the second quarter of 1998. The operating loss from Asia/Pacific subsidiaries and affiliates in the second quarter of 1999 was $2.0 million, compared to an operating profit of $0.4 million in the prior year quarter. The operating loss was primarily attributable to expenses associated with the expansion of operations in Australia.

Brink's consolidated revenues totaled $665.3 million in the first six months of 1999, up 16% compared with $571.7 million in the first six months of 1998. Brink's operating profit of $42.5 million in the first six months of 1999 represented a $3.5 million decrease compared to the $46.0 million operating profit reported in the prior year period.

Revenues from North American operations increased $14.6 million (6%) to $279.7 million in the first six months of 1999 from $265.1 million in the same period of 1998. North American operating profit decreased $1.9 million to $20.0 million in the current year period. The increase in revenues for the first six months of 1999 primarily resulted from continued growth in armored car operations, which include ATM services. The decrease in operating profit is primarily due to increased expenditures on information technology to support business operations.

Revenues and operating profit from European operations amounted to $215.4 million and $12.5 million, respectively, in the first six months of 1999. These amounts represented increases of $74.7 million and $5.3 million, respectively, from the comparable period of 1998. The increase in revenue was primarily due to the acquisition of nearly all the remaining shares of Brink's affiliate in France in the first quarter of 1998 as well as the acquisition of the remaining 50% interest of Brink's affiliate in Germany late in the second quarter of 1998. The operating profit increase was primarily due to the improved results from operations and the increased ownership position in France which more than offset unfavorable results in Germany. There were also modest improvements in several other countries including Belgium, which was negatively impacted during the first quarter of 1998 by industry-wide labor unrest.

In Latin America, revenues increased 2% to $155.3 million and operating profits decreased 8% to $14.8 million from the first six months of 1998 to the comparable 1999 period. This decrease in operating profits was primarily due to lower performance in the first quarter 1999 resulting from weaker business conditions in a number of the Latin American countries including Venezuela, Colombia and Chile. Steps to reduce costs and other actions have been recently taken in response to these conditions.

Revenues from Asia/Pacific operations of $14.9 million for the first six months of 1999 represented an increase of 14% from the comparable period of 1998. The operating loss for the first half of 1999 was $4.9 million, compared to operating profit of $0.8 million for the first half of 1998. The operating loss was primarily due to expenses associated with the expansion of operations in Australia.



BHS
Selected financial data for BHS on a comparative basis:

                            Three Months Ended June 30  Six Months Ended June 30
(Dollars in thousands)                1999        1998          1999        1998
--------------------------------------------------------------------------------
Monitoring and service         $    19,429      18,152        38,442      35,334
Net marketing, sales and
  installation                      (5,096)     (4,257)      (10,105)     (7,937)
--------------------------------------------------------------------------------
Operating profit                    14,333      13,895        28,337      27,397
--------------------------------------------------------------------------------
Monthly recurring revenues (a)                                16,111      13,976
--------------------------------------------------------------------------------
Number of subscribers:
  Beginning of period               600,643    528,607       585,565     511,532
  Installations                     25,824      28,557        52,675      55,307
  Disconnects                       (12,087)    (9,506)      (23,860)    (19,181)
--------------------------------------------------------------------------------
End of period                       614,380    547,658       614,380     547,658
--------------------------------------------------------------------------------

(a) Monthly recurring revenues are calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for monitoring, maintenance and related services.

Revenues for BHS increased $7.0 million (14%) to $57.0 million in the second quarter of 1999 compared to the 1998 quarter. In the first six months of 1999, revenues for BHS increased $13.7 million (14%) to $112.1 million. The increase in revenues was due to higher ongoing monitoring and service revenues, reflecting a 12% increase in the subscriber base as well as higher average monitoring fees. As a result of such growth, monthly recurring revenues at June 30, 1999 grew 15% versus those as measured at June 30, 1998.

Operating profit in the second quarter of 1999 increased $0.4 million (3%) to $14.3 million compared to the 1998 second quarter. In the first six months of 1999, operating profit increased $0.9 million (3%) to $28.3 million. Operating profit was favorably impacted by increases generated from monitoring and service activities of $1.3 million (7%) and $3.1 million (9%) for the second quarter and first six months of 1999, respectively. This improvement over the prior year was due to a 12% growth in the subscriber base combined with higher average monitoring fees, offset, in part, by an increase in disconnect expense. Growth in overall operating profit was negatively affected by the up-front net cost of marketing, sales and installation related to gaining new subscribers which increased $0.8 million and $2.2 million during the second quarter and first six months of 1999, respectively, as compared to 1998. This increase in up-front net cost was due to higher levels of sales and marketing costs.

As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Brink's Group and the BHS segment for the three and six month periods ended June 30, 1998 by $1.1 million and $2.2 million, respectively. The effect of this change increased diluted net income per common share of the Brink's Group by $0.02 and $0.04 in the three and six-month periods ended June 30, 1998, respectively.

FOREIGN OPERATIONS
A portion of the Brink's Group financial results is derived from activities in a number of foreign countries located in Europe, Asia and Latin America, each with a local currency other than the US dollar. Because the financial results of the Brink's Group are reported in US dollars, they are affected by changes in the value of the various foreign currencies in relation to the US dollar. Changes in exchange rates may also adversely affect transactions, which are denominated in currencies other than the functional currency. Brink's periodically enters into such transactions in the course of its business. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency fluctuations may have on the translated results in any one country. Brink's, from time to time, uses foreign currency forward contracts to hedge transactional risks associated with foreign currencies. Translation adjustments of net monetary assets and liabilities denominated in the local currency relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. The economy in Venezuela, where the Brink's Group has a subsidiary, is considered highly inflationary.

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

CORPORATE EXPENSES
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Brink's Group based upon utilization and other methods and criteria which management believes result in an equitable and reasonable estimate of the cost attributable to the Brink's Group. These attributions were $2.0 million and $2.4 million in the second quarter of 1999 and 1998, respectively, and $3.8 million and $6.4 million in the first six months of 1999 and 1998, respectively. Corporate expenses in the first six months of 1998 included additional expenses of approximately $5.8 million related to a retirement agreement between the Company and its former Chairman and CEO. Approximately $2.0 million of the $5.8 million of expenses were attributed to the Brink's Group. Corporate expenses in the 1998 second quarter also included costs associated with a severance agreement with a former member of the Company's senior management.

OTHER OPERATING INCOME, NET
Other operating income, net consists primarily of net equity earnings of Brink's foreign affiliates. The improvement in net equity earnings in the second quarter and first six months of 1999, as compared to the same periods in 1998, is primarily due to the level of equity earnings of Brink's 20% owned affiliate in Mexico.

INTEREST EXPENSE, NET
As compared to the prior year periods, interest expense, net decreased $0.3 million and increased $2.1 million during the three and six month periods ended June 30, 1999, respectively. Net interest expense during the second quarter of 1999 decreased due largely to lower interest expense in Venezuela, partially offset by increased borrowings and interest expense in several countries. Net interest expense increased during the first six months of 1999 due largely to higher average interest rates and higher average foreign borrowings in the first quarter of 1999 versus the same period in 1998, partially offset by lower rates in the second quarter of 1999 as compared to the second quarter of 1998.

OTHER INCOME, NET
Other income, net which generally includes foreign translation gains and losses and minority interest expense or income, decreased $1.1 million and remained relatively unchanged during the three and six months ended June 30, 1999, respectively, versus the same periods of 1998. The decrease in the 1999 second quarter period reflected lower gains on sales of assets, partially offset by lower minority interest expense.

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

CASH FLOW REQUIREMENTS
Cash provided by operating activities for the first six months of 1999 totaled $64.3 million compared to $56.1 million in the same period of 1998. The increase was the result of higher cash earnings and lower working capital requirements.

INVESTING ACTIVITIES
Cash capital expenditures for the first six months of 1999 totaled $83.2 million, of which $39.2 million was spent by BHS and $43.9 million was spent by Brink's. Expenditures incurred by BHS were primarily for customer installations, representing the expansion of the subscriber base, while expenditures incurred by Brink's were primarily for expansion, replacement or maintenance of assets used in ongoing business operations, expansion or replacement of facilities and investment in information systems and related equipment. Capital expenditures for the Brink's Group were primarily funded through cash provided by operating activities, bank borrowings and intercompany borrowings. For the full year of 1999, cash capital expenditures are expected to range between $160 million and $175 million. The foregoing amounts exclude expenditures that have been or are expected to be financed through capital leases or acquisition expenditures.

FINANCING
The Brink's Group intends to fund cash capital expenditures through cash flow from operating activities. Shortfalls, if any, will be financed through the Company's revolving credit agreements, other borrowing arrangements or repayments from the Minerals Group (as described below under "Related Party Transactions").

The Company has a $350.0 million credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million. As of June 30, 1999 and December 31, 1998, borrowings of $100.0 million were outstanding under the term loan and $148.9 million and $91.6 million, respectively, of additional borrowings were outstanding under the revolving portion of the Facility. No portion of the total amount outstanding under the Facility at June 30, 1999 or at December 31, 1998 was attributed to the Brink's Group.

Financing activities for the six months ended June 30, 1999 reflect scheduled repayments of long term debt largely attributable to borrowings in France and Venezuela.

RELATED PARTY TRANSACTIONS
At June 30, 1999, under an interest bearing borrowing arrangement, the Minerals Group owed the Brink's Group $10.5 million compared to the $20.3 million owed at December 31, 1998. At June 30, 1999, the Brink's Group owed the Minerals Group $10.1 million compared to the $12.9 million owed at December 31, 1998 for tax payments representing Minerals Group tax benefits utilized by the Brink's Group in accordance with the Company's tax sharing policy, of which $9.0 million is expected to be paid within one year.

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

Brink's North America
With respect to Brink's North America operations, all core IT systems have been identified, renovation has taken place and the Year 2000 project is currently in both the implementation and integration phases. The implementation phase of the core operational systems is substantially complete as of June 30, 1999. Non-IT systems, including armored vehicles, closed circuit televisions, videocassette recorders and certain currency processing equipment, are in the validation and implementation phases. These phases for non-IT systems are expected to continue through the third quarter of 1999. As of June 30, 1999, most of Brink's North America IT systems have been tested and validated as Year 2000 ready. Management currently believes that all its IT and non-IT systems will be Year 2000 ready or that there will be no material adverse effect on operations or financial results due to non-readiness.

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

BHS
The BHS Year 2000 Project Team has divided its Year 2000 readiness program into four phases: (i) assessment, (ii) remediation/replacement, (iii) testing and
(iv) integration. As of June 30, 1999, BHS has completed the assessment and remediation/replacement phases. BHS is currently in both the testing and integration phases. BHS plans to have completed all phases of its Year 2000 readiness program on a timely basis prior to Year 2000. As of June 30, 1999, at least 95% of BHS' IT and non-IT assets systems had been tested and verified as Year 2000 ready.

Brink's Group
As part of their Year 2000 projects, both BHS and Brink's North America have sent comprehensive questionnaires to significant suppliers, and others with which they do business, regarding their Year 2000 compliance and both are in the process of identifying significant problem areas with respect to these business partners. Brink's International operations also have programs in place. The Brink's Group is relying on such third parties' representations regarding their own readiness for Year 2000. This process will be ongoing and efforts with respect to specific problems identified will depend in part upon the assessment of the risk that any such problems associated with business partners may have a material adverse impact on operations.

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

READINESS FOR YEAR 2000: COSTS TO ADDRESS
The Brink's Group anticipates incurring remediation and acceleration costs for its Year 2000 readiness program. Remediation includes identification, assessment, modification and testing phases of its Year 2000 readiness program. Remediation costs include the costs of modifying existing software and hardware as well as purchases that replace existing hardware and software that is not Year 2000 ready. Most of these costs will be incurred by Brink's. Acceleration costs include costs to purchase and/or develop and implement certain information technology systems whose implementation has been accelerated as a result of the Year 2000 readiness issue. Again, most of these costs will be incurred by Brink's but were included in the normal budget cycle. Brink's does not separately track the internal costs incurred for Year 2000, but these costs are principally the related payroll for the information systems group and are also included in the normal budget cycle. Additional IT initiatives, unrelated to Year 2000, are continuing.


Total anticipated remediation and acceleration costs are detailed in the table below:

(Dollars in millions)
ACCELERATION                                  Capital       Expense       Total
-------------------------------------------------------------------------------
Total anticipated Year 2000 costs           $     4.0           0.8         4.8
Incurred through June 30, 1999                    3.3           0.6         3.9
-------------------------------------------------------------------------------
Remainder                                   $     0.7           0.2         0.9
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
REMEDIATION                                   Capital       Expense       Total
Total anticipated Year 2000 costs           $    10.0           3.2        13.2
Incurred through June 30, 1999                    7.4           2.1         9.5
-------------------------------------------------------------------------------
Remainder                                   $     2.6           1.1         3.7
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
TOTAL                                         Capital       Expense       Total
Total anticipated Year 2000 costs           $    14.0           4.0        18.0
Incurred through June 30, 1999                   10.7           2.7        13.4
-------------------------------------------------------------------------------
Remainder                                   $     3.3           1.3         4.6
-------------------------------------------------------------------------------

READINESS FOR YEAR 2000: THE RISKS OF THE YEAR 2000 ISSUE
The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect results of operations, liquidity and financial condition of the Brink's Group.

Brink's believes its most reasonably likely worst case scenario is that it will experience a number of minor system malfunctions and errors in the early days and weeks of the Year 2000 that were not detected during its renovation and testing efforts. Brink's currently believes that these problems will not be overwhelming and are not likely to have a material effect on the company's operations or financial results. Brink's may experience some additional personnel expenses related to minimizing the impact of potential Year 2000 failures, but such expenses are not expected to be material. As noted above, the Brink's Group is vulnerable to significant suppliers', customers' and other third parties inability to remedy their own Year 2000 issues. As the Brink's Group cannot control the conduct of its suppliers or other third parties, there can be no guarantee that Year 2000 problems originating with a supplier, customer or other third party will not occur. However, Brink's program of communication with major third parties with whom they do business is intended to minimize any potential risks related to third party failures.

BHS believes its most reasonably likely worst case scenario is that its ability to receive alarm signals from some or all of its customers may be disrupted due to temporary regional service outages sustained by third party electric utilities, local telephone companies, and/or long distance telephone service providers. Such outages could occur regionally, affecting clusters of customers, or could occur at BHS's principal monitoring facility, possibly affecting the ability to provide service to all customers. BHS currently believes that the consequences of these problems will not be overwhelming and are not likely to have a material effect on the company's operations or financial condition. BHS may experience some additional personnel expenses related to minimizing the impact of potential Year 2000 failures, but such expenses are not expected to be material. As noted above, BHS is vulnerable to significant third party electric utility and telephone service providers inability to remedy their own Year 2000 issues. As BHS cannot control the conduct of these third parties, there can be no guarantee that Year 2000 problems originating with a third party will not occur. However, BHS' program of communication with major third parties with whom they do business is intended to minimize any potential risks related to third party failures.

READINESS FOR YEAR 2000: CONTINGENCY PLAN
A contingency planning document, which was developed with the assistance of an external facilitator, has been finalized and distributed to Brink's North American operations. Brink's provides a number of different services to its customers and each type of service line was reviewed during the contingency planning sessions. This contingency planning document addresses the issue of what Brink's response would be should a system/device fail, as well as what preparations and actions are required beforehand to ensure continuity of services if those identified systems failed. This includes, in some cases, reverting to paper processes to track and handle packages, additional staff if required and increased supervisory presence. Brink's may experience some additional personnel expenses related to minimizing the impact of potential Year 2000 failures, but they are not expected to be material. This contingency planning document was made available to Brink's International operations to use as guidance in developing appropriate contingency plans at each of their locations and for the specific services they provide to their customers.

BHS drafted a contingency plan for dealing with the most reasonably likely worst case scenario. This contingency planning document addresses the issue of what BHS's response would be should it sustain a service outage encountered by the third party electric utility, local telephone company, and/or primary long distance telephone service provider at its principal monitoring facility. This includes, among other things, the testing of redundant system connectivity routed through multiple switching stations of the local telephone company, and testing of backup electric generators at both BHS's principal and backup monitoring facilities.

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



Under the share  repurchase  programs  authorized by the Board of Directors (the
"Board"), the Company purchased the following shares in the periods presented:

(Dollars in millions,       Three Months Ended June 30  Six Months Ended June 30
shares in thousands)                 1999         1998          1999        1998
--------------------------------------------------------------------------------
Brink's Stock:
  Shares                                -        114.1         100.0       114.1
  Cost                        $         -          4.4           2.5         4.4
Convertible Preferred Stock:
  Shares                                -            -          83.9         0.4
  Cost                        $         -            -          21.0         0.1
  Excess carrying amount (a)  $         -            -          19.2           -
--------------------------------------------------------------------------------

(a)The excess of the carrying amount of the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Statement of Operations.

On March 12, 1999, the Board increased the remaining authority to purchase its Convertible Preferred Stock by $4.3 million. On March 15, 1999, the Company purchased .08 million shares (or .8 million depositary shares) of its Convertible Preferred Stock for $21.0 million. The Convertible Preferred Stock is convertible into Minerals Stock and has an annual dividend rate of $31.25 per share. Preferred dividends included on the Company's Statement of Operations for the six month period ended June 30, 1999 are net of the $19.2 million, which is the excess of the carrying amount over the cash paid to the holders of the Convertible Preferred Stock. The cash flow requirements and proceeds and the costs of the Convertible Preferred Stock have been attributed to the Minerals Group.

As of June 30, 1999, the Company had the remaining authority to purchase 0.9 million shares of Brink's Stock and an additional $7.6 million of its Convertible Preferred Stock. The remaining aggregate purchase cost limitation for all common stock was $22.2 million as of June 30, 1999.

DIVIDENDS
The Board intends to declare and pay dividends, if any, on Brink's Stock based on the earnings, financial condition, cash flow and business requirements of the Brink's Group. Since the Company remains subject to Virginia law limitations on dividends, losses by the Minerals Group and/or the BAX Group could affect the Company's ability to pay dividends in respect of stock relating to the Brink's Group.

During the first six months of 1999 and 1998, the Board declared and the Company paid cash dividends of 5.0 cents per share of Brink's Stock. Dividends paid on the Convertible Preferred Stock in the first six months of 1999 and 1998 were $1.1 million and $1.8 million, respectively.

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



                              PITTSTON BAX GROUP
                                BALANCE SHEETS
                                (IN THOUSANDS)


                                                     June 30       December 31
                                                        1999              1998
------------------------------------------------------------------------------
                                                 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                           $ 35,129            30,676
Accounts receivable (net of estimated
  uncollectible amounts:
  1999 - $16,332; 1998 - $15,625)                    274,798           285,485
Inventories                                            3,985             4,560
Prepaid expenses and other current assets             13,673             7,789
Deferred income taxes                                  7,164             9,090
------------------------------------------------------------------------------

Total current assets                                 334,749           337,600

Property,  plant and  equipment,  at cost
  (net of accumulated  depreciation  and
  amortization: 1999 - $108,165; 1998 - $95,409)     205,231           205,371
Intangibles, net of accumulated amortization         183,514           177,969
Deferred income taxes                                 34,507            33,377
Other assets                                          23,172            20,981
------------------------------------------------------------------------------
Total assets                                        $781,173           775,298
------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term borrowings                               $ 38,744            38,749
Current maturities of long-term debt                  13,845             3,965
Accounts payable                                     193,834           190,746
Payable - Pittston Minerals Group                      9,000             7,000
Accrued liabilities                                   84,842           105,481
------------------------------------------------------------------------------
Total current liabilities                            340,265           345,941

Long-term debt, less current maturities               95,667            98,191
Postretirement benefits other than pensions            4,216             3,954
Deferred income taxes                                  2,036             1,624
Payable - Pittston Minerals Group                     13,682            13,355
Other liabilities                                     20,068            11,963
Commitments and contingent liabilities
Shareholder's equity                                 305,239           300,270
------------------------------------------------------------------------------
Total liabilities and shareholder's equity          $781,173           775,298
------------------------------------------------------------------------------

See accompanying notes to financial statements.





                              PITTSTON BAX GROUP
                           STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (Unaudited)


                            Three Months Ended June 30  Six Months Ended June 30
                                      1999        1998          1999        1998
--------------------------------------------------------------------------------
Operating revenues                $489,726     432,884       949,975     835,317

Costs and expenses:
Operating expenses                 431,210     385,157       845,631     747,496
Selling, general and
  administrative expenses           52,168      44,263        95,715      87,877

Total costs and expenses           483,378     429,420       941,346     835,373
Other operating income, net            415         474           792         341
--------------------------------------------------------------------------------
Operating profit                     6,763       3,938         9,421         285
Interest income                        263         224           581         483
Interest expense                    (1,932)     (2,122)       (4,084)     (3,340)
Other expense, net                    (255)       (468)         (412)       (566)
--------------------------------------------------------------------------------
Income (loss) before income taxes    4,839       1,572         5,506      (3,138)
Provision (credit) for income taxes  1,788         583         2,034      (1,161)

Net income (loss)                 $  3,051         989         3,472      (1,977)
--------------------------------------------------------------------------------

Net income (loss) per common share:
 Basic                            $    .16         .05           .18        (.10)
 Diluted                               .16         .05           .18        (.10)
--------------------------------------------------------------------------------

Cash dividends per common share   $    .06         .06           .12         .12
--------------------------------------------------------------------------------

Weighted average common shares outstanding:
 Basic                              19,183      19,524        19,110      19,501
 Diluted                            19,221      19,693        19,135      19,501
--------------------------------------------------------------------------------

Comprehensive income (loss)       $  4,034         580         4,665      (1,986)
--------------------------------------------------------------------------------

See accompanying notes to financial statements.



                              PITTSTON BAX GROUP
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (Unaudited)


                                                      Six Months Ended June 30
                                                              1999        1998
------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                          $ 3,472      (1,977)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Depreciation and amortization                             19,410      16,511
  Provision for aircraft heavy maintenance                  24,970      18,580
  (Credit) provision for deferred income taxes                (726)         80
  Provision for pensions, noncurrent                         3,085       1,653
  Provision for uncollectible accounts receivable            2,226       2,308
  Other operating, net                                       2,239       2,186
  Change in operating assets and liabilities,
    net of effects of
    acquisitions and dispositions:
    Decrease in accounts receivable                         17,122      20,401
    Decrease (increase) in inventories                         575        (587)
    Increase in prepaid expenses and other current assets   (3,439)       (874)
    (Increase) decrease in other assets                     (1,187)      1,039
    Decrease in accounts payable and accrued liabilities    (9,789)    (25,581)
    Increase (decrease) in other liabilities                 2,675      (2,475)
    Other, net                                                 376      (1,067)

Net cash provided by operating activities                   61,009      30,197
------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                 (28,471)    (44,536)
Aircraft heavy maintenance expenditures                    (36,468)    (20,524)
Acquisitions, net of cash acquired, and
  related contingency payments                                   -     (28,835)
Other, net                                                     408        (644)
------------------------------------------------------------------------------
Net cash used by investing activities                      (64,531)    (94,539)
------------------------------------------------------------------------------
Cash flows from financing activities:
(Decrease) increase in short-term borrowings                  (724)      5,844
Additions to long-term debt                                 19,140      67,925
Reductions of long-term debt                                (8,334)     (5,855)
Proceeds from exercise of stock options                         41       1,742
Dividends paid                                              (2,148)     (2,393)
Repurchase of common stock                                       -      (7,305)
------------------------------------------------------------------------------
Net cash provided by financing activities                    7,975      59,958
------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents         4,453      (4,384)
Cash and cash equivalents at beginning of period            30,676      28,790
------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $35,129      24,406
------------------------------------------------------------------------------

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

      The Company provides to holders of Pittston BAX Group Common Stock ("BAX Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the BAX Group, in addition to consolidated financial information of the Company. Holders of BAX Stock are shareholders of the Company, which is responsible for all its liabilities. Financial impacts arising from the Pittston Brink's Group (the "Brink's Group"), the BAX Group or the Pittston Minerals Group (the "Minerals Group") that affect the Company's financial condition could therefore affect the results of operations and financial condition of each of the Groups. Since financial developments within one Group could affect other Groups, all shareholders of the Company could be adversely affected by an event directly impacting only one Group. Accordingly, the Company's consolidated financial statements must be read in connection with the BAX Group's financial statements.

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


(2) The following is a reconciliation between the calculation of basic and diluted net income (loss) per share:

                           Three Months Ended June 30   Six Months Ended June 30
      BAX Group                      1999        1998           1999        1998
      --------------------------------------------------------------------------
      Numerator:
      Net income (loss) - Basic
        and diluted net income (loss)
        per share numerator     $   3,051         989          3,472      (1,977)
      Denominator:
      Basic weighted average common
        shares outstanding         19,183      19,524         19,110      19,501
      Effect of dilutive securities:
        Stock options                  38         169             25           -
      --------------------------------------------------------------------------
      Diluted weighted average common
        shares outstanding         19,221      19,693         19,135      19,501
      --------------------------------------------------------------------------

      Options to purchase 1,903 shares of BAX Stock, at prices between $10.31 and $27.91 per share, and options to purchase 2,044 shares of BAX Stock, at prices between $9.41 and $27.91 per share, were outstanding during the three and six months ended June 30, 1999, respectively, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

      Options to purchase 1,018 shares of BAX Stock, at prices between $17.94 and $27.91 per share, were outstanding during the three months ended June 30, 1998, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 2,381 shares of BAX Stock, at prices between $5.78 and $27.91 per share, were outstanding for the six months ended June 30, 1998, but were not included in the computation of diluted net loss per share because the effect of all options would be antidilutive.

      The shares of BAX Stock held in the Pittston Company Employee Benefits Trust ("Trust") are subject to the treasury stock method and effectively are not included in the basic and diluted net income (loss) per share calculations. As of June 30, 1999, 1,592 shares of BAX Stock (537 in 1998) remained in the Trust.

(3) Depreciation and amortization of property, plant and equipment totaled $7,658 and $15,424 in the second quarter and first six months of 1999, respectively, compared to $7,020 and $13,026 in the second quarter and first six months of 1998, respectively.


(4) Cash payments made for interest and income taxes, net of refunds received, were as follows:

                           Three Months Ended June 30   Six Months Ended June 30
                                     1999        1998           1999        1998
      --------------------------------------------------------------------------
      Interest                $     1,788       2,052          3,826       2,878
      --------------------------------------------------------------------------
      Income taxes            $     7,735       2,292          9,583       6,038
      --------------------------------------------------------------------------

(5) The cumulative impact of foreign currency translation deducted from shareholder's equity was $8,943 and $8,076 at June 30, 1999 and December 31, 1998, respectively.

      The cumulative impact of cash flow hedges added to shareholder's equity was $696 at June 30, 1999. The cumulative impact of cash flow hedges deducted from shareholder's equity was $1,289 at December 31, 1998.


(6)   Under the share repurchase  programs  authorized by the Board of Directors
      (the "Board"), the Company purchased shares in the periods presented as follows:

                           Three Months Ended June 30   Six Months Ended June 30
      (In thousands)                 1999        1998           1999        1998
      --------------------------------------------------------------------------
      BAX Stock:
        Shares                          -       227.4             -        404.9
        Cost                     $      -       3,691             -        7,196
      Convertible Preferred Stock:
        Shares                          -           -          83.9          0.4
        Cost                     $      -           -        20,980          146
      Excess carrying amount (a) $      -           -        19,201           23
      --------------------------------------------------------------------------

     (a) The excess of the carrying amount of the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Statement of Operations.

      On March 12, 1999, the Board increased the remaining authority to purchase its Convertible Preferred Stock by $4,300. On March 15, 1999, the Company purchased 83.9 shares (or 839 depositary shares) of its Convertible
      Preferred Stock for $20,980. The Convertible Preferred Stock is convertible into Minerals Stock and has an annual dividend rate of $31.25 per share. Preferred dividends included on the Company's Statement of Operations for the six months ended June 30, 1999 are net of the $19,201, which is the excess of the carrying amount over the cash paid to the holders of the Convertible Preferred Stock. The cash flow requirements and proceeds and the costs of the Convertible Preferred Stock have been attributed to the Minerals Group.

      At June 30, 1999, the Company had the remaining authority to purchase 1,465 shares of BAX Stock and an additional $7,556 of its Convertible Preferred Stock. The remaining aggregate purchase cost limitation for all common stock was $22,184 at June 30, 1999.

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


                            RESULTS OF OPERATIONS

                            Three Months Ended June 30  Six Months Ended June 30
(In thousands)                        1999        1998          1999        1998
--------------------------------------------------------------------------------
Operating revenues:
BAX Global:
  Americas (a)                    $292,634     293,550       570,886     567,065
  Atlantic                          87,281      80,259       172,693     157,088
  Pacific                          122,467      67,090       232,717     125,778
  Eliminations/Other               (12,656)     (8,015)      (26,321)    (14,614)
--------------------------------------------------------------------------------
Total operating revenues          $489,726     432,884       949,975     835,317


Operating profit (loss):
BAX Global:
  Americas (b)                    $ 13,949      13,532        25,145      22,317
  Atlantic                           2,540       1,668         4,062       2,801
  Pacific                            5,448       1,718        10,720       5,106
  Other (b)                        (13,190)    (10,639)      (26,739)    (23,515)
--------------------------------------------------------------------------------
Segment operating profit             8,747       6,279        13,188       6,709
General corporate expense           (1,984)     (2,341)       (3,767)     (6,424)
--------------------------------------------------------------------------------
Total operating profit            $  6,763       3,938         9,421         285
--------------------------------------------------------------------------------

(a) Includes Intra-U.S. revenue of $149,892 and $152,936 for the quarters ended June 30, 1999 and 1998, respectively, and $293,502 and $301,279 for the six months ended June 30, 1999 and 1998, respectively.
(b) Global overhead costs have been reallocated between the Americas and Other in 1999 to more accurately reflect the global services provided and to be consistent with new performance measurements. Prior year's operating profit
(loss) for the Americas region and Other have been reclassified to conform to the current year's classification.




                           SELECTED FINANCIAL DATA

                            Three Months Ended June 30  Six Months Ended June 30
(In thousands)                        1999        1998          1999        1998
--------------------------------------------------------------------------------
Depreciation and amortization:
  BAX Global                      $  9,695       8,785        19,286      16,394
--------------------------------------------------------------------------------
  General corporate                     62          59           124         117
Total depreciation and
  amortization                    $  9,757       8,844        19,410      16,511
--------------------------------------------------------------------------------
Cash capital expenditures:
  BAX Global                        14,416      20,135        28,458      44,410
--------------------------------------------------------------------------------
  General corporate                     11          22            13         126
Total cash capital expenditures   $ 14,427      20,157        28,471      44,536
--------------------------------------------------------------------------------


BAX Global operates in three geographic regions: the Americas, which includes the domestic and export business of the United States ("US"), Latin America and Canada; the Atlantic which includes Europe and Africa; and the Pacific which includes Asia and Australia. Each region provides both expedited and non-expedited freight services. Revenues and profits on expedited freight services are shared among the origin and destination countries on all export volumes. Accordingly, BAX Global's US business, the region with the largest export volume, significantly impacts the trend of results in BAX Global's worldwide expedited freight services. Non-expedited freight services primarily include supply chain management and ocean freight services. In addition, BAX Global operates a federally certificated airline, Air Transport International ("ATI"). ATI's results, net of intercompany eliminations, are included in the Americas region. Eliminations/other revenues primarily include intercompany revenue eliminations on shared services. Other operating loss primarily consists of global support costs including global IT costs and goodwill amortization.

In the second quarter of 1999, the BAX Group reported net income of $3.1 million ($0.16 per share) as compared to $1.0 million ($0.05 per share) in the second quarter of 1998. Revenues increased $56.8 million (13%) compared with the 1998 second quarter, to $489.7 million. Operating expenses and selling, general and administrative expenses for the 1999 second quarter increased $54.0 million (13%) compared with the same quarter last year.

In the first six months of 1999, the BAX Group reported net income of $3.5 million ($0.18 per share) as compared to a net loss of $2.0 million ($0.10 per share) for the same period in 1998. Revenues increased $114.7 million (14%) compared to the first six months of 1998, to $950.0 million. Operating expenses and selling, general and administrative expenses for the first six months of 1999 increased $106.0 million (13%) compared with the same period of 1998. Operating profit in the first half of 1999 included the benefit of $1.6 million of incentive accrual reversal related to 1998 as such incentives were not paid as a result of a management decision made during the first quarter of 1999. The incentive accrual reversal benefited net income in the 1999 first quarter by approximately $1.0 million or $0.05 per share.



BAX GLOBAL
Selected financial data for BAX Global on a comparative basis:

                            Three Months Ended June 30  Six Months Ended June 30
                                      1999        1998          1999        1998
--------------------------------------------------------------------------------
Revenues by line of business:
  Expedited freight services     $ 406,917     371,078       794,671     724,928
  Non-expedited freight services    82,809      61,806       155,304     110,389
--------------------------------------------------------------------------------
Total revenues                   $ 489,726     432,884       949,975     835,317
--------------------------------------------------------------------------------
Worldwide expedited freight services:
  Weight (millions of pounds)        425.1       402.5         839.4       784.0
  Shipments (thousands)              1,209       1,345         2,408       2,635
--------------------------------------------------------------------------------
Worldwide expedited freight services average:
  Revenue per pound (yield)      $    .957        .922          .947        .925
  Revenue per shipment           $     337         276           330         275
  Weight per shipment (pounds)         352         299           349         298
--------------------------------------------------------------------------------

BAX Global's worldwide operating revenues increased 13% to $489.7 million in the second quarter of 1999 as compared to $432.9 million in the second quarter of 1998, as increases in the Atlantic and Pacific regions were partially offset by a decrease in the Americas. In the current quarter, BAX Global reported an operating profit of $8.7 million as compared to $6.3 million reported in the second quarter of 1998, with increases in all geographic regions, primarily the Pacific region.

Revenues in the Americas decreased $0.9 million (0.3%) and operating profit increased $0.4 million (3%) in the second quarter of 1999 as compared to the same period in 1998. The decrease in revenue was primarily due to lower US domestic expedited freight revenue offset by additional revenues from ATI which was acquired in late April 1998. Expedited freight service revenues within the US decreased due to lower volumes, which were partially offset by higher average yields. Pricing in 1999 benefited from the introduction of the higher yielding Emergency Response ("EMR") product in the US in the third quarter of 1998. The operating profit benefited from lower transportation costs in the US due to increased operating efficiency and lower costs of fuel. These benefits were partially offset by higher station and administrative costs and the effect of additional expenses at ATI which was acquired on April 30, 1998.

Revenues and operating profit in the Atlantic region increased $7.0 million to $87.3 million and $0.9 million to $2.5 million, respectively, in the second quarter of 1999 as compared to the same 1998 period. Revenue and operating profits were favorably impacted by an increase in expedited freight volume including import traffic, which increased due to the award of new contracts in the Pacific region. These benefits were partially offset by lower average yields.

Revenues and operating profit in the Pacific increased $55.4 million (83%) and $3.7 million (217%), respectively, in the second quarter of 1999 as compared to a year earlier. The increase in revenue was favorably impacted by the acquisition of the remaining 67% interest in a freight agent in Taiwan in the first quarter of 1999. In addition, revenues and operating profit were favorably impacted by higher revenues in several countries in the region, resulting from the award of several new contracts during late 1998 and early 1999. The 1998 second quarter also reflected increased provisions for bad debt expense, primarily in India.

Increases in eliminations/other revenue is consistent with increased revenues. Other operating loss increased $2.6 million primarily due to higher global administrative expenses.

BAX Global's worldwide operating revenues increased 14% to $950.0 million in the first six months of 1999 as compared to $835.3 million in the first six months of 1998, with increases in all geographic regions. For the first six months of 1999, BAX Global reported an operating profit of $13.2 million as compared to $6.7 million reported in the same period of 1998. The operating profit in the first half of 1999 included the benefit of $1.6 million of incentive accrual reversal related to 1998 as such incentives were not paid as a result of a management decision made during the first quarter of 1999.

Revenues and operating profit in the Americas increased $3.8 million to $570.9 million and $2.8 million to $25.1 million, respectively, in the six months ended June 30, 1999 as compared to $567.1 million and $22.3 million, respectively, in the same period in 1998. Operating profit in the Americas region included the benefit of approximately $0.3 million related to the aforementioned reversal of incentive compensation accruals. The increase in revenue was primarily due to the inclusion of revenues from ATI, which were substantially offset by decreases in expedited freight services revenues in the US as well as decreases in US export revenues. Expedited freight service revenues within the US decreased as lower volumes were partially offset by higher average yields related to the higher yielding EMR product discussed above. Operating profit benefited from the higher yielding EMR product as well as from lower transportation costs in the US due to increased operating efficiency and lower costs of fuel. These benefits were partially offset by higher station and administrative costs and the effect of additional expenses at ATI which was acquired on April 30, 1998. In addition, US transportation costs in the first half of 1998 were negatively impacted by service disruptions due to weather delays and equipment problems.

Revenues and operating profit in the Atlantic region increased $15.6 million to $172.7 million and $1.3 million to $4.1 million, respectively, in the six months ended June 30, 1999 as compared to the same 1998 period. The increase in revenue was primarily due to an increase in expedited freight volumes due primarily to growth in export traffic. Additionally, the import business benefited from the award of several new contracts in the Pacific region in late 1998 and early 1999. These benefits were partially offset by lower average yields. In addition, operating profit in this region reflected the benefit of the aforementioned reversal of incentive accrual in the amount of $0.5 million.

Revenues and operating profit in the Pacific increased $106.9 million to $232.7 million and $5.6 million to $10.7 million, respectively, in the six months ended June 30, 1999 as compared to a year earlier. Revenues and operating profit were favorably impacted by higher revenues in several countries throughout the region resulting from the award of several new contracts during late 1998 and early 1999. The increase in revenue also reflected the acquisition of the remaining 67% interest in a freight agent in Taiwan in the first quarter of 1999. Operating profit for the 1999 period in the Pacific region was also favorably impacted by $0.8 million relating to the benefit of the aforementioned reversal of incentive compensation accruals while the 1998 period reflected increased provisions for bad debt expense, primarily in India.

Increases in eliminations/other revenue is consistent with increased revenues. Other operating loss increased $3.2 million primarily due to higher global administrative expenses, which were partially offset by lower global information technology costs.

FOREIGN OPERATIONS
A portion of the BAX Group financial results is derived from activities in a number of foreign countries located in Europe, Asia and Latin America, each with a local currency other than the US dollar. Because the financial results of the BAX Group are reported in US dollars, they are affected by changes in the value of the various foreign currencies in relation to the US dollar. Changes in exchange rates may also adversely affect transactions, which are denominated in currencies other than the functional currency. BAX Global periodically enters into such transactions in the course of its business. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency fluctuations may have on the translated results in any one country. BAX Global, from time to time, uses foreign currency forward contracts to hedge transactional risks associated with foreign currencies. Translation adjustments of net monetary assets and liabilities denominated in the local currency relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period.

The BAX Group is also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, political instability, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the BAX Group cannot be predicted.

CORPORATE EXPENSES
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the BAX Group based on utilization and other methods and criteria which management believes to provide a reasonable and equitable estimate of the costs attributable to the BAX Group. These attributions were $1.9 million and $2.3 million for the second quarter of 1999 and 1998, respectively and $3.8 million and $6.4 million for the first six months of 1999 and 1998, respectively. Corporate expenses in the first six months of 1998 included additional expenses of approximately $5.8 million related to a retirement agreement between the Company and its former Chairman and CEO. Approximately $2.0 million of this $5.8 million of expenses were attributed to the BAX Group. Corporate expenses in the 1998 second quarter also included costs associated with a severance agreement with a former member of the Company's senior management.

OTHER OPERATING INCOME, NET
Other operating income, net was relatively unchanged and increased $0.5 million in the three and six month periods ended June 30, 1999, respectively, as compared to the same periods of 1998. Other operating income, net generally includes foreign exchange transaction gains and losses.

INTEREST EXPENSE, NET
Interest expense, net decreased $0.2 million for the three months ended June 30, 1999 as lower average interest rates more than offset higher average borrowings. For the six months ended June 30, 1999, interest expense, net increased $0.6 million over the same 1998 period primarily due to higher average borrowings. The increase in borrowings represents higher levels of debt associated with acquisitions and increased IT expenditures, including Year 2000 compliance efforts.

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

CASH FLOW REQUIREMENTS
Cash provided by operating activities during the first six months of 1999 totaled $61.0 million as compared to the $30.2 million generated in the first six months of 1998. The higher level of cash generated from operating activities was primarily due to higher cash earnings and lower working capital requirements.

INVESTING ACTIVITIES
Cash capital expenditures for the first six months of 1999 and 1998 totaled $28.5 million and $44.5 million, respectively, reflecting a large facility expansion in 1998 and lower levels of expenditures on information technology systems. For the full year 1999, cash capital expenditures are expected to range between $50 million and $55 million. The foregoing amounts exclude expenditures that have been or are expected to be financed through capital leases and any acquisition expenditures.

The increase in aircraft heavy maintenance expenditures of $16.0 million was primarily due to the acquisition of ATI in 1998.

Investing activities for the six months ended June 30, 1998 included the acquisition of ATI for a purchase price of approximately $29 million.

FINANCING
The BAX Group intends to fund its cash capital expenditure requirements through anticipated cash flows from operating activities or through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or other borrowing arrangements.

Cash flows received from financing activities were $8.0 million for the first six months of 1999, compared with $60.0 million for the same period in 1998. The 1998 levels reflect additional borrowings primarily required to fund the acquisition of ATI, capital expenditures and information technology investments.

The Company has a $350.0 million credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million. As of June 30, 1999 and December 31, 1998, borrowings of $100.0 million were outstanding under the term loan portion of the Facility and $148.9 million and $91.6 million, respectively, of additional borrowings were outstanding under the remainder of the Facility. Of the total outstanding amount under the Facility at June 30, 1999 and December 31, 1998, $76.1 million and $60.9 million, respectively, were attributed to the BAX Group.

RELATED PARTY TRANSACTIONS
At June 30, 1999 and December 31, 1998, the Minerals Group had no borrowings from the BAX Group. At June 30, 1999, the BAX Group owed the Minerals Group $22.7 million compared to $20.4 million at December 31, 1998 for tax payments representing Minerals Group tax benefits utilized by the BAX Group in accordance with the Company's tax sharing policy of which $9.0 million is expected to be paid within one year.

MARKET RISKS AND HEDGING AND DERIVATIVE ACTIVITIES
The BAX Group has activities in a number of foreign countries throughout the world. Operations in these countries expose the BAX Group to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. In addition, the BAX Group consumes certain commodities in its business, exposing it to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by the company as an integral part of its overall risk management program. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency rate fluctuations may have on the translated results in any one country. The BAX Group's risk management program considers this favorable diversification effect as it measures the BAX Group's exposure to financial markets and as appropriate, seeks to reduce the potentially adverse effects that the volatility of certain markets may have on its operating results. The BAX Group has not had any material change in its market risk exposures since December 31, 1998.

READINESS FOR YEAR 2000: SUMMARY
The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. If not corrected, many date-sensitive applications could fail or create erroneous results by or in the year 2000. The BAX Group understands the importance of having systems and equipment operational through the year 2000 and beyond and is committed to addressing these challenges while continuing to fulfill its business obligations to its customers and business partners. BAX Global has established a year 2000 Project Team intended to make its information technology assets, including embedded microprocessors ("IT assets"), non-IT assets, products, services and infrastructure Year 2000 ready.

READINESS FOR YEAR 2000: STATE OF READINESS
The BAX Global Year 2000 Project Team has divided its Year 2000 readiness program into five phases: (i) inventory (ii) assess and test, (iii) renovate,
(iv) test and verify and (v) implement. During the first half of 1999, the inventory and assessment phases of major systems have been completed worldwide. Renovation activities for most major systems are substantially complete. Replacement activities for non-compliant components and systems that are not scheduled for renovation are substantially complete. Testing is more than 90% complete for systems that have been renovated. The BAX Group plans to have completed all phases of its Year 2000 readiness program on a timely basis prior to Year 2000. As of June 30, 1999, more than 85% of the BAX Group's IT and non-IT assets systems have been tested and verified as Year 2000 ready.

As part of its Year 2000 project, the BAX Group has sent comprehensive questionnaires to significant suppliers and others with whom it does business, regarding their Year 2000 readiness and is in the process of identifying any problem areas with respect to these business partners. The BAX Group is relying on such third parties representations regarding their own readiness for Year 2000. The extent to which potential problems associated with business partners may have a material adverse impact on the BAX Group's operations is being assessed and will continue to be assessed throughout 1999.

Further,   the  BAX  Group  relies  upon  US  and  foreign  government  agencies
(particularly the Federal Aviation Administration and customs agencies worldwide), utility companies, telecommunication service companies and other service providers outside of its control. According to a recent General Accounting Office report to Congress, some airports will not be prepared for the Year 2000 and the problems these airports experience could impede traffic flow throughout the US. As with most companies, the BAX Group is vulnerable to significant suppliers' and other third parties inability to remedy their own Year 2000 issues. As the BAX Group cannot control the conduct of its customers, suppliers and other third parties, there can be no guarantee that Year 2000 problems originating with a supplier or another third party will not occur.

READINESS FOR YEAR 2000: COSTS TO ADDRESS
The BAX Group anticipates incurring remediation and acceleration costs for its Year 2000 readiness program. Remediation includes the identification, assessment, modification and testing phases of the Year 2000 readiness program. Remediation costs include both the costs of modifying existing software and hardware as well as purchases that replace existing hardware and software that is not Year 2000 ready. Acceleration costs include costs to purchase and/or develop and implement certain information technology systems whose implementation has been accelerated as a result of the Year 2000 readiness issue.


Total anticipated remediation and acceleration costs are detailed in the table below:

(Dollars in millions)
ACCELERATION                                  Capital       Expense      Total
------------------------------------------------------------------------------
Total anticipated Year 2000 costs           $    17.9           3.2       21.1
Incurred through June 30, 1999                   16.9           1.7       18.6
------------------------------------------------------------------------------
Remainder                                   $     1.0           1.5        2.5
------------------------------------------------------------------------------

REMEDIATION                                   Capital       Expense      Total
------------------------------------------------------------------------------
Total anticipated Year 2000 costs           $     2.8          14.2       17.0
Incurred through June 30, 1999                    1.7          13.6       15.3
------------------------------------------------------------------------------
Remainder                                   $     1.1           0.6        1.7
------------------------------------------------------------------------------

TOTAL                                         Capital       Expense      Total
------------------------------------------------------------------------------
Total anticipated Year 2000 costs           $    20.7          17.4       38.1
Incurred through June 30, 1999                   18.6          15.3       33.9
------------------------------------------------------------------------------
Remainder                                   $     2.1           2.1        4.2
------------------------------------------------------------------------------

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

READINESS FOR YEAR 2000: CONTINGENCY PLAN
During the first quarter of 1999, the BAX Group initiated contingency planning for dealing with its most reasonably likely worst case scenario. Contingency planning is divided into three principal parts. At company locations worldwide, specific local plans including alternative methods of delivering services are being developed. Specific plans including prioritization of resources are being written for systems and software packages. A transition management plan is being devised to provide a mechanism for monitoring both internal and external developments worldwide that may impact customer shipments, thereby allowing BAX Global to quickly respond to potential failures. The foundation for the BAX Group's Year 2000 readiness program is to ensure that critical systems are renovated/replaced and tested prior to when a Year 2000 failure might occur if the program were not undertaken. Year 2000 is the number one priority within the BAX Group's IT organization with full support of the BAX Group's Chief Executive Officer.

READINESS FOR YEAR 2000: FORWARD LOOKING INFORMATION
This discussion of the BAX Group's readiness for Year 2000, including statements regarding anticipated completion dates for various phases of the BAX Group's Year 2000 project, estimated costs for Year 2000 readiness, the determination of likely worst case scenarios, actions to be taken in the event of such worst case scenarios and the impact on the BAX Group of any delays or problems in the implementation of Year 2000 initiatives by the BAX Group and/or any public or private sector suppliers and service providers and customers involve forward looking information which is subject to known and unknown risks, uncertainties, and contingencies which could cause actual results, performance or achievements, to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the BAX Group, include, but are not limited to, government regulations and/or legislative initiatives, variations in costs or expenses relating to the implementation of Year 2000 initiatives, changes in the scope of improvements to Year 2000 initiatives and delays or problems in the implementation of Year 2000 initiatives by the BAX Group and/or any public or private sector suppliers and service providers and customers.

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



Under the share  repurchase  programs  authorized by the Board of Directors (the
"Board"), the Company purchased the following shares in the periods presented:

(Dollars in millions,       Three Months Ended June 30 Six Months Ended June 30
shares in thousands)                    1999      1998        1999         1998
-------------------------------------------------------------------------------
BAX Stock:
 Shares                         $        -      227.4            -        404.9
 Cost                                    -        3.7            -          7.2
Convertible Preferred Stock:
 Shares                                  -          -         83.9          0.4
 Cost                           $        -          -         21.0          0.1
 Excess carrying amount (a)     $        -          -         19.2            -
-------------------------------------------------------------------------------

(a) The excess of the carrying amount of the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Statement of Operations.

On March 12, 1999, the Board increased the remaining authority to purchase its Convertible Preferred Stock by $4.3 million. On March 15, 1999, the Company purchased .08 million shares (or .8 depositary shares) of its Convertible Preferred Stock for $21.0 million. The Convertible Preferred Stock is convertible into Minerals Stock and has an annual dividend rate of $31.25 per share. Preferred dividends included on the Company's Statement of Operations for the six months ended June 30, 1999 are net of the $19.2 million, which is the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to the holders of the Convertible Preferred Stock. The cash flow requirements and proceeds and the costs of the Convertible Preferred Stock have been attributed to the Minerals Group.

As of June 30, 1999, the Company had remaining authority to purchase 1.5 million shares of BAX Stock and an additional $7.6 million of its Convertible Preferred Stock. The remaining aggregate purchase cost limitation for all common stock was $22.2 million as of June 30, 1999.

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

During the first six months of 1999 and 1998, the Board declared and the Company paid cash dividends of 12.0 cents per share of BAX Stock. Dividends paid on the Convertible Preferred Stock in the first six months of 1999 and 1998 were $1.1 million and $1.8 million, respectively.

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

FORWARD LOOKING INFORMATION
Certain of the matters discussed herein, including statements regarding the readiness for Year 2000 and projected capital spending involve forward looking information which is subject to known and unknown risks, uncertainties and contingencies, which could cause actual results, performance or achievements to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the BAX Group and the Company, include, but are not limited to, overall economic and business conditions, the demand for BAX Global's services, pricing and other competitive factors in the industry, variations in costs or expenses, cash flow of the Minerals Group, changes in the scope of improvements to information systems and Year 2000 initiatives, delays or problems in the implementation of Year 2000 initiatives by the BAX Group and/or any public or private sector suppliers, service providers and customers, and delays or problems in the design and implementation of improvements to information systems.



                           PITTSTON MINERALS GROUP
                                BALANCE SHEETS
                                (IN THOUSANDS)

                                                     June 30       December 31
                                                        1999              1998
------------------------------------------------------------------------------
                                                 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                           $  2,580               942
Accounts receivable (net of estimated
  uncollectible amounts:
  1999 - $4,084; 1998 - $2,275)                       62,127            90,311
Receivable - Pittston Brink's Group/BAX Group, net     7,546                 -
Inventories:
  Coal inventory                                      35,036            24,567
  Other inventory                                      4,234             4,177
------------------------------------------------------------------------------
                                                      39,270            28,744
Prepaid expenses and other current assets              6,395             6,574
Deferred income taxes                                 18,626            19,863
------------------------------------------------------------------------------
Total current assets                                 136,544           146,434

Property,  plant  and  equipment,
  at  cost  (net of  accumulated  depreciation,
  depletion and amortization:
  1999 - $170,344; 1998 - $159,459)                  152,279           153,785
Deferred pension assets                               89,099            86,897
Deferred income taxes                                 59,290            58,210
Intangibles, net of accumulated amortization         103,423           104,925
Coal supply contracts                                 16,933            21,965
Receivable - Pittston Brink's Group/BAX Group, net    14,734            16,298
Other assets                                          57,175            52,950
------------------------------------------------------------------------------
Total assets                                        $629,477           641,464
------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDER'S EQUITY Current liabilities:
Short-term borrowings                               $  8,115            29,734
Current maturities of long-term debt                     573               482
Accounts payable                                      35,286            33,987
Payable - Pittston Brink's Group/BAX Group, net            -             3,321
Accrued liabilities                                   87,018            87,737
------------------------------------------------------------------------------
Total current liabilities                            130,992           155,261

Long-term debt, less current maturities              173,710           131,772
Postretirement benefits other than pensions          234,545           231,242
Workers' compensation and other claims                76,766            79,717
Mine closing and reclamation liabilities              32,405            33,147
Other liabilities                                     34,502            35,977
Commitments and contingent liabilities
Shareholder's equity                                 (53,443)          (25,652)
------------------------------------------------------------------------------
Total liabilities and shareholder's equity          $629,477           641,464
------------------------------------------------------------------------------

See accompanying notes to financial statements.



                           PITTSTON MINERALS GROUP
                           STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (Unaudited)


                            Three Months Ended June 30  Six Months Ended June 30
                                      1999        1998          1999        1998
--------------------------------------------------------------------------------

Net sales                         $ 90,956     134,408       199,709     284,306

Cost and expenses:
Cost of sales                       95,972     133,278       211,415     277,442
Selling, general and
 administrative expenses             9,232       7,764        16,156      16,851

--------------------------------------------------------------------------------
Total costs and expenses           105,204     141,042       227,571     294,293
Other operating income, net          1,951       2,611         6,231       4,785
--------------------------------------------------------------------------------
Operating loss                     (12,297)     (4,023)      (21,631)     (5,202)
Interest income                        433         313           905         614
Interest expense                    (2,585)     (2,449)       (4,891)     (5,043)
--------------------------------------------------------------------------------
Other income (expense), net             (1)          1            (1)          1
Loss before income taxes           (14,450)     (6,158)      (25,618)     (9,630)
Credit for income taxes             (7,716)     (5,361)      (14,325)     (7,590)
--------------------------------------------------------------------------------
Net loss                            (6,734)       (797)      (11,293)     (2,040)
Preferred stock dividends,
  net (Note 6)                        (231)       (887)       18,083      (1,751)
--------------------------------------------------------------------------------
Net income (loss) attributed to
  common shares (Note 6)          $ (6,965)     (1,684)        6,790      (3,791)
--------------------------------------------------------------------------------
Net income (loss) per common
  share (Note 6):
  Basic                           $   (.79)       (.20)          .78        (.46)
  Diluted                             (.79)       (.20)        (1.17)       (.46)
--------------------------------------------------------------------------------

Cash dividends per common share   $      -        .025          .025       .1875
--------------------------------------------------------------------------------

Weighted average common
  shares outstanding:
  Basic                              8,770       8,309         8,671       8,267
  Diluted                            8,770       8,309         9,663       8,267
--------------------------------------------------------------------------------

Comprehensive income (loss)       $ (3,621)     (2,852)       11,785      (4,630)
--------------------------------------------------------------------------------

See accompanying notes to financial statements.



                           PITTSTON MINERALS GROUP
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (Unaudited)


                                                      Six Months Ended June 30
                                                              1999        1998
------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                               $   (11,293)     (2,040)
Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
  Depreciation, depletion and amortization                  17,886      18,114
  (Credit) provision for deferred income taxes              (1,111)        438
  Credit for pensions, noncurrent                           (2,089)     (1,538)
  (Gain) loss on sale of property, plant and
    equipment and other assets                                 (48)      1,388
  Other operating                                            2,592       1,500
  Change in operating assets and liabilities,
    net of effects of acquisitions and
    dispositions:
    Decrease (increase) in accounts receivable              26,244     (31,698)
    (Increase) decrease in inventories                     (10,423)      3,383
    Decrease in prepaid expenses
      and other current assets                                 902         669
    Increase in other assets                                (2,419)     (2,268)
    Increase (decrease) in accounts payable
    and accrued liabilities                                  4,081      (8,864)
    (Decrease) increase in other liabilities                  (516)        530
    Decrease in workers' compensation and
      other claims, noncurrent                              (2,951)     (4,455)
    Other, net                                                 112         (59)
------------------------------------------------------------------------------

Net cash provided (used) by operating activities            20,967     (24,900)
------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                  (8,742)    (12,751)
Proceeds from disposal of property, plant and equipment         51      13,056
Proceeds from disposition of assets                              -       6,772
Other, net                                                   1,235        (905)
------------------------------------------------------------------------------
Net cash (used) provided by investing activities            (7,456)      6,172
------------------------------------------------------------------------------
Cash flows from financing activities:
(Decrease) increase in short-term borrowings               (21,619)     20,752
Additions to long-term debt                                 64,513      49,349
Reductions of long-term debt                               (22,612)    (31,078)
Payments to Brink's Group                                   (9,867)    (16,700)
Repurchase of stock (Note 6)                               (20,980)       (307)
Dividends paid                                              (1,308)     (3,091)
------------------------------------------------------------------------------
Net cash (used) provided by financing activities           (11,873)     18,925
------------------------------------------------------------------------------
Net increase in cash and cash equivalents                    1,638         197
Cash and cash equivalents at beginning of period               942       3,394
------------------------------------------------------------------------------
Cash and cash equivalents at end of period                $  2,580       3,591
------------------------------------------------------------------------------

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


(2) The following is a reconciliation between the calculation of basic and diluted net income (loss) per share:

                            Three Months Ended June 30  Six Months Ended June 30
      Minerals Group                    1999      1998             1999     1998
      --------------------------------------------------------------------------
      Numerator:
      Net loss                     $  (6,734)     (797)         (11,293)  (2,040)
      Convertible Preferred Stock
      --------------------------------------------------------------------------
        dividends, net                  (231)     (887)          18,083   (1,751)
      --------------------------------------------------------------------------
      Basic net income (loss) per share
        numerator                     (6,965)   (1,684)           6,790   (3,791)
      Effect of dilutive securities:
        Convertible Preferred Stock
      --------------------------------------------------------------------------
        dividends, net                     -         -          (18,083)       -

      Diluted net loss per
        share numerator          $    (6,965)   (1,684)         (11,293)  (3,791)



                            Three Months Ended June 30  Six Months Ended June 30
      Minerals Group                    1999      1998             1999     1998
      --------------------------------------------------------------------------
      Denominator:
      Basic weighted average common
        shares outstanding             8,770     8,309            8,671    8,267
      Effect of dilutive securities:
        Assumed conversion of Convertible
        Preferred Stock                    -         -              992        -
      --------------------------------------------------------------------------
      Diluted weighted average common
        shares outstanding             8,770     8,309            9,663    8,267
      --------------------------------------------------------------------------

      Options to purchase 558 shares of Minerals Stock, at prices between $1.59 and $25.74 per share, were outstanding during the three months ended June 30, 1999, but were not included in the computation of diluted net loss per share because the effect of all options would be antidilutive. Options to purchase 698 shares of Minerals Stock, at prices between $1.81 and $25.74 per share, were outstanding during the six months ended June 30, 1999, but were not included in the computation of diluted net loss per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

      Options to purchase 677 and 679 shares of Minerals Stock, at prices between $6.53 and $25.74 per share, were outstanding during the three and six months ended June 30, 1998, respectively, but were not included in the computation of diluted net loss per share because the effect of all options would be antidilutive.

      The conversion of the Convertible Preferred Stock to 460 and 1,764 shares of Minerals Stock has been excluded in the computation of diluted net loss per share in the three months ended June 30, 1999, and in the three and six months ended June 30, 1998, respectively, because the effect of the assumed conversion would be antidilutive.

      The shares of Minerals Stock held in the Pittston Company Employee Benefits Trust ("Trust") are subject to the treasury stock method and effectively are not included in the basic and diluted net income (loss) per share calculations. As of June 30, 1999, 335 shares of Minerals Stock (58 in 1998) remained in the Trust.

(3) Depreciation, depletion and amortization of property, plant and equipment totaled $5,792 and $11,240 in the second quarter and first six months of 1999, respectively, compared to $5,604 and $11,343 in the second quarter and first six months of 1998, respectively.


(4) Cash payments made for interest and income taxes, net of refunds received, were as follows:

                         Three Months Ended June 30   Six Months Ended June 30
                                   1999        1998           1999        1998
      --------------------------------------------------------------------------
      Interest                $   2,388       1,845          3,965       5,311
      --------------------------------------------------------------------------
      Income taxes            $ (13,777)    (11,967)       (13,666)    (11,989)
      --------------------------------------------------------------------------

(5) The cumulative impact of foreign currency translation deducted from shareholder's equity was $2,326 and $3,919 at June 30, 1999 and December 31, 1998, respectively.

      The cumulative impact of cash flow hedges added to shareholder's equity was $1,313 at June 30, 1999. The cumulative impact of cash flow hedges deducted from shareholder's equity was $2,020 at December 31, 1998.



(6)   Under the share repurchase  programs  authorized by the Board of Directors
      (the "Board"), the Company purchased shares in the periods presented as follows:

                         Three Months Ended June 30   Six Months Ended June 30
      (In thousands)               1999        1998           1999        1998
      ------------------------------------------------------------------------
      Convertible Preferred Stock:
        Shares                        -           -            83.9        0.4
        Cost                  $       -           -          20,980        146
      Excess carrying
        amount (a)            $       -           -          19,201         23
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

      On March 12, 1999, the Board increased the authority to purchase its Convertible Preferred Stock by $4,300. On March 15, 1999, the Company purchased 83.9 shares (or 839 depositary shares) of its Convertible
      Preferred Stock for $20,980. The Convertible Preferred Stock is convertible into Minerals Stock and has an annual dividend rate of $31.25 per share. Preferred dividends included on the Company's Statement of Operations for the six months ended June 30, 1999 are net of the $19,201, which is the excess of the carrying amount of the Convertible Preferred
      Stock over the cash paid to the holders of the Convertible Preferred Stock. The cash flow requirements and proceeds and the costs of the Convertible Preferred Stock have been attributed to the Minerals Group.

      At June 30, 1999, the Company had the remaining authority to purchase 1,000 shares of Minerals Stock and an additional $7,556 of its Convertible Preferred Stock. The remaining aggregate purchase cost limitation for all common stock was $22,184 at June 30, 1999.

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

The Company provides to holders of the Pittston Minerals Group Common Stock ("Minerals Stock") separate financial statements, financial reviews, descriptions of business and other relevant information for the Minerals Group, in addition to consolidated financial information of the Company. Holders of Minerals Stock are shareholders of the Company, which is responsible for all its liabilities. Therefore, financial developments affecting the Minerals Group, the Pittston Brink's Group (the "Brink's Group") or the Pittston BAX Group (the "BAX Group") that affect the Company's financial condition could therefore affect the results of operations and financial condition of each of the Groups.
Accordingly, the Company's consolidated financial statements must be read in connection with the Minerals Group's financial statements.

The following discussion is a summary of the key factors management considers necessary in reviewing the Minerals Group's results of operations, liquidity and capital resources. This discussion must be read in conjunction with the financial statements and related notes of the Minerals Group and the Company.


                            RESULTS OF OPERATIONS

                         Three Months Ended June 30   Six Months Ended June 30
(In thousands)                      1999       1998            1999       1998
------------------------------------------------------------------------------
Net sales:
Pittston Coal:
  Coal Operations              $  85,612    128,053         189,123    272,029
  Allied Operations (a)            1,885      2,123           3,922      4,067
------------------------------------------------------------------------------
Total Pittston Coal               87,497    130,176         193,045    276,096
Mineral Ventures                   3,459      4,232           6,664      8,210
------------------------------------------------------------------------------
Net sales                      $  90,956    134,408         199,709    284,306
------------------------------------------------------------------------------
Operating profit (loss):
Pittston Coal:
  Coal Operations              $ (10,686)    (3,356)        (19,028)    (2,687)
  Allied Operations (a)            1,352      1,642           2,710      3,475
------------------------------------------------------------------------------
Total Pittston Coal               (9,334)    (1,714)        (16,318)       788
Mineral Ventures                  (1,238)      (278)         (2,028)      (325)
------------------------------------------------------------------------------
Segment operating profit (loss)  (10,572)    (1,992)        (18,346)       463
General corporate expense         (1,725)    (2,031)         (3,285)    (5,665)
------------------------------------------------------------------------------
Operating loss                 $ (12,297)    (4,023)        (21,631)    (5,202)
------------------------------------------------------------------------------

(a) Primarily  consists  of  timber  and natural gas operations.




                           SELECTED FINANCIAL DATA


                            Three Months Ended June 30  Six Months Ended June 30
(In thousands)                         1999       1998           1999       1998
--------------------------------------------------------------------------------
Depreciation, depletion
  and amortization:
  Pittston Coal                     $ 8,070      8,436         16,127     16,654
  Mineral Ventures                      937        695          1,653      1,361
  General corporate                      53         50            106         99
--------------------------------------------------------------------------------
Total depreciation, depletion
  and amortization                  $ 9,060      9,181         17,886     18,114
--------------------------------------------------------------------------------
Cash capital expenditures:
  Pittston Coal                     $ 1,326      7,504          6,474     11,175
  Mineral Ventures                    1,039        739          2,257      1,439
  General corporate                       9         48             11        137
--------------------------------------------------------------------------------
Total cash capital expenditures     $ 2,374      8,291          8,742     12,751
--------------------------------------------------------------------------------

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

In the second quarter of 1999, the Minerals Group reported a net loss of $6.7 million compared to a net loss of $0.8 million in the second quarter of 1998. In the second quarter of 1999, the operating loss totaled $12.3 million as compared to an operating loss of $4.0 million in the 1998 second quarter. The 1998 operating loss included a $2.2 million loss on the sale of certain coal assets at the Elkay mining operation in West Virginia ("Elkay Assets"). Net sales during the second quarter of 1999 decreased $43.5 million (32%) compared to the corresponding 1998 quarter.

In the first six months of 1999, the Minerals Group reported a net loss of $11.3 million compared to a net loss of $2.0 million in the same period of 1998. In the first six months of 1999 the operating loss totaled $21.6 million as compared to an operating loss of $5.2 in the 1998 period (including a $2.2 million loss on the sale of certain Elkay Assets). Net sales during the first half of 1999 decreased $84.6 million (30%) compared to the corresponding 1998 period.

PITTSTON COAL
Net sales for Pittston Coal totaled $87.5 million in the second quarter of 1999 compared to $130.2 million in the prior year's quarter. The decrease was primarily due to lower Coal Operations sales volume. Pittston Coal reported an operating loss of $9.3 million in the second quarter of 1999 compared to an operating loss of $1.7 million in 1998. The operating loss in the second quarter of 1998 included a $2.2 million loss on the sale of certain Elkay Assets. The decline in operating results was due to reductions in coal margin and other income and increases in inactive employee cost and selling, general and administrative expenses. The increase in selling, general and administrative expenses was the result of increased provisions for accounts receivable, which is discussed in further detail below.

Net sales for Pittston Coal totaled $193.0 million in the first six months of 1999 compared to $276.1 million in the same period of 1998. This decrease was primarily due to lower Coal Operations sales volume. Pittston Coal reported an operating loss of $16.3 million in the first six months of 1999 compared to an operating profit of $0.8 million in the corresponding 1998 period. This decline in operating results was primarily due to a reduction in coal margin and increases in selling, general and administrative expenses, idle and closed mine cost and inactive employee cost, partially offset by a gain on the settlement of litigation.



Selected financial data for Coal Operations on a comparative basis:

                            Three Months Ended June 30  Six Months Ended June 30
(In thousands)                         1999       1998           1999       1998
--------------------------------------------------------------------------------
Coal margin                        $  5,582      8,666         10,406     20,135
Other operating income                  744      1,628          3,523      2,682
--------------------------------------------------------------------------------
Margin and other income               6,326     10,294         13,929     22,817
--------------------------------------------------------------------------------
Idle equipment and closed mines       2,259      2,582          4,080      3,285
Inactive employee costs               8,450      6,740         18,293     13,695
Selling, general and administrative   6,303      4,328         10,584      8,524
--------------------------------------------------------------------------------
Total other costs and expenses       17,012     13,650         32,957     25,504
--------------------------------------------------------------------------------
Total Coal Operations
  operating loss                   $(10,686)    (3,356)       (19,028)    (2,687)
--------------------------------------------------------------------------------
Coal sales (tons):
  Metallurgical                         957      1,995          2,493      3,926
  Steam                               1,985      2,312          3,911      5,235
--------------------------------------------------------------------------------
Total coal sales                      2,942      4,307          6,404      9,161
--------------------------------------------------------------------------------


                            Three Months Ended June 30  Six Months Ended June 30
(In thousands)                         1999       1998          1999        1998
--------------------------------------------------------------------------------
Production/purchased (tons):
  Deep                                1,205      1,368         2,529       2,757
  Surface                             1,094      1,841         2,210       3,810
  Contract                              401        200           670         442
--------------------------------------------------------------------------------
                                      2,700      3,409         5,409       7,009
Purchased                               665      1,046         1,444       2,011
--------------------------------------------------------------------------------
Total                                 3,365      4,455         6,853       9,020
--------------------------------------------------------------------------------

Coal margin per ton:
  Realization                      $  29.10      29.73         29.53       29.69
  Current production costs            27.20      27.72         27.91       27.49
--------------------------------------------------------------------------------
Coal margin                        $   1.90       2.01          1.62        2.20
--------------------------------------------------------------------------------

Coal Operations net sales decreased $42.4 million in the second quarter of 1999 compared to the same period in 1998. This decline is primarily due to reduced sales volume of 2.9 million tons which represented a reduction of 1.4 million tons (32%) compared to the second quarter of 1998. Steam coal sales in the second quarter of 1999 decreased by 0.3 million tons (14%), to 2.0 million tons and metallurgical coal sales declined by 1.0 million tons (52%), to 1.0 million tons when compared to the second quarter 1998. The steam sales reduction was due primarily to the sale of certain Elkay Assets during the second quarter of 1998 and the closing of a surface mine in Kentucky in the third quarter of 1998. The decline in metallurgical sales was primarily due to continued softness in market conditions resulting from lower worldwide steel production and a strong US dollar relative to the currencies of other coal exporting nations. Steam coal sales represented 67% and 54% of total volume in the second quarter of 1999 and 1998, respectively, reflecting the impact of the significant decline in metallurgical volumes.

For the second quarter of 1999, Coal Operations generated an operating loss of $10.7 million as compared to an operating loss of $3.4 million for the same period in 1998. The operating loss in the second quarter of 1998 included the previously mentioned $2.2 million loss on the sale of certain Elkay Assets. The lower results were primarily due to a $3.1 million decrease in total coal margin. In addition, selling, general and administrative expenses (due to an increase in provisions related to accounts receivable) and inactive employee cost increased $2.0 million and $1.7 million, respectively, in the second quarter of 1999, compared to the same period in 1998 while other operating income declined $0.9 million.

Total coal margin for the second quarter of 1999 decreased compared to the 1998 second quarter due to lower sales volume and realizations combined with a net decrease in coal margin per ton. Coal margin per ton decreased to $1.90 per ton in the second quarter of 1999 from $2.01 per ton for the 1998 second quarter. This overall change was primarily due to a decrease in metallurgical coal margins. Metallurgical coal margins were negatively impacted in the second quarter of 1999 by lower realizations per ton primarily resulting from the previously mentioned soft market conditions which negatively impacted annual contract negotiations. Steam coal realizations per ton improved slightly in the second quarter of 1999 as compared to the 1998 quarter. However, total steam coal sales were lower as this improvement in price was more than offset by reduced volume as a result of the sale of the Elkay Assets. Steam coal margins per ton also improved over the prior year's quarter as higher realizations per ton were only slightly offset by increased costs per ton. The overall decrease in current production cost of coal sold is largely due to improved performance from the Coal Operation's deep mines.

Metallurgical sales in 1999 are expected to continue to be lower than 1998 levels, due to market conditions, as well as the disadvantage caused by the relative strength of the US dollar versus currencies of other metallurgical coal producing countries. Both of these factors have negatively impacted 1999 contract negotiations for the contract year that commenced April 1, 1999.

Production in the second quarter of 1999 decreased 0.7 million tons over the comparable period in 1998, while purchased coal declined from 1.0 million tons to 0.7 million tons for the second quarter of 1998 and 1999, respectively. Surface production accounted for 41% and 54% of total production in the second quarter of 1999 and 1998, respectively, which reflects the 1998 sale of Elkay Assets as well as the closing of a surface mine in Kentucky.

Other operating income amounted to $0.7 million in the second quarter of 1999 as compared to $1.6 million in the comparable period of 1998. This decrease was primarily due to a reduction in gains on sales of property and equipment.

Idle and closed mine costs decreased $0.3 million during the second quarter of 1999 compared to the same period in 1998. The decrease is mainly due to a $2.0 million inventory writedown associated with the sale of the Elkay Assets in the 1998 second quarter, offset by costs associated with the first quarter 1999 idlement of a deep mine producing metallurgical coal, which was idled in response to the previously mentioned weak market conditions and is expected to remain idled through the third quarter of 1999. As a result, idle and closed mine costs are expected to reflect this idlement into the next quarter. Barring significant improvements in these market conditions, rising inventory levels could result in further review of capacity requirements.

Inactive employee costs, which primarily represent long-term employee liabilities for pension, black lung and retiree medical costs, increased 25% primarily due to higher costs related to certain long-term benefit obligations as a result of reductions in the amortization of actuarial gains, a decrease in the discount rate used to calculate the present value of the liabilities and higher premiums for the Coal Industry Retiree Benefit Act of 1992. Coal Operations anticipates that costs related to certain of these long-term benefit obligations will continue at these higher levels during 1999.

Selling, general and administrative expenses increased $2.0 million (46%) over the prior year's quarter as the result of a provision related to the bankruptcy of a significant user of Pittston Coal's metallurgical coal. Selling, general and administrative expenses in the third quarter of 1999 will reflect additional expenses as a result of an organizational restructuring, announced in July, which eliminated approximately 50 positions.

Pittston Coal Management has engaged an outside consultant to perform a comprehensive study of its coal resources. Such study will include an evaluation of the quality, recoverability and economic feasibility of all available reserves and will include recommendations for mining cost improvements. It is currently anticipated that the study will be completed prior to the end of 1999. Management intends to use the results of the study along with its ongoing assessment of current and future coal industry economics to evaluate and, potentially, adjust its current plans to maximize values from specific properties and interests. Decisions to be made by management as a result of this process could affect future earnings and the carrying value of coal-related assets. It is not currently possible to estimate the potential outcome of this assessment or its impact, if any, on the financial position and/or results of operations of the Minerals Group.

Revenues and operating profit from Allied Operations decreased $0.2 million and $0.3 million, respectively, for the second quarter of 1999 as compared to the same period in 1998. The decline in operating profit is largely due to lower timber results.

Coal Operations sales decreased $82.9 million in the first six months of 1999 compared to the same period in 1998 largely as the result of reduced sales volume, which declined 2.8 million tons from the 9.2 million tons sold in the first half of 1998. Compared to the first six months of 1998, steam coal sales in the first half of 1999 decreased by 1.3 million tons (25%), to 3.9 million tons and metallurgical coal sales declined by 1.4 million tons (37%), to 2.5 million tons. The steam sales reduction was due primarily to the sale of Elkay Assets and the closing of a surface mine in Kentucky in the third quarter 1998. The decline in metallurgical sales was primarily due to continued softness in market conditions resulting from lower worldwide steel production and a strong US dollar relative to the currencies of other coal exporting nations. Steam coal sales represented 61% and 57% of total volume in the first six months of 1999 and 1998, respectively.

For the first six months of 1999, Coal Operations generated an operating loss of $19 million as compared to an operating loss of $2.7 million for the same period in 1998. The lower results were primarily due to a $9.7 million decrease in total coal margin. Selling, general and administrative expenses increased by $2.1 million as a result of the previously mentioned accounts receivable provisions, and other operating income increased by $0.8 million compared to the second quarter 1998 (reflecting the $2.5 million net gain from the settlement of litigation). In addition, idle and closed mine costs and inactive employee costs increased $0.8 million and $4.6 million, respectively, in the first half of 1999, compared to the same period in 1998, as discussed below.

Total coal  margin for the first six months of 1999  decreased  compared  to the
1998 comparable period primarily due to lower sales volume combined with a decrease in coal margin per ton. Coal margin per ton decreased to $1.62 per ton in the first half of 1999 from $2.20 per ton for the 1998 period. This overall change was primarily due to a decrease in metallurgical coal margins. Metallurgical coal margins were negatively impacted in the first half of 1999 by lower realizations per ton primarily resulting from the previously mentioned soft market conditions. In addition, coal margin per ton in the first six months of 1998 included a $0.14 per ton benefit related to a favorable ruling issued by the US Supreme Court on the unconstitutionality of the Harbor Maintenance Tax while the first six months of 1999 included the $0.16 per ton benefit of the judgment rendered by the US District Court for the Eastern District of Virginia, regarding the constitutionality of the federal black lung excise tax, since Coal Operations no longer had to accrue the tax (as more fully discussed below).

Production in the first six months of 1999 decreased 1.6 million tons over the comparable period in 1998, while purchased coal declined from 2.0 million tons for the first six months of 1998 to 1.4 million tons for the corresponding 1999 period. Surface production accounted for 41% and 54% of total production in the first half of 1999 and 1998, respectively, and reflected the sale of Elkay Assets as well as the closing of a surface mine in Kentucky.

Other operating income, which primarily includes gains and losses on sales of property and equipment and third party royalties, amounted to $3.5 million in the first six months of 1999 as compared to $2.7 million in the comparable period of 1998. This increase was primarily due to a $2.5 million gain from the settlement of litigation, offset by decreases in gains on sales of property and equipment and third party royalties.

Idle and closed mine costs increased $0.8 million during the first six months of 1999. The increase was due to the first quarter 1999 idlement of a deep mine producing metallurgical coal, in response to the previously mentioned weak market conditions, as well as additional costs at other idle mines, offset by the $2.0 million inventory writedown associated with the sale of the Elkay Assets in 1998.

Inactive employee costs increased 34% from the first six months of 1998 to the same period in 1999, primarily due to higher costs related to certain long-term benefit obligations as a result of reductions in the amortization of actuarial gains, a decrease in the discount rate used to calculate the present value of the liabilities and higher premiums for the Coal Industry Retiree Benefit Act of 1992.

Revenues and operating profit from the Allied Operations decreased $0.1 million and $0.8 million, respectively, for the first six months of 1999 as compared to the same period in 1998. The lower operating profit in 1999 was largely due to depressed natural gas prices and decreased production as well as lower timber results.

On February 10, 1999, the US District Court for the Eastern District of Virginia entered a final judgment in favor of certain of the Company's subsidiaries, ruling that the federal black lung excise tax ("FBLET") imposed under Section 4121 of the Internal Revenue Code is unconstitutional as applied to export coal sales and ordering a refund to the subsidiaries of approximately $0.7 million (plus interest) for the FBLET that those companies paid for the quarter ended March 31, 1997. The government did not appeal the judgment before the April 12, 1999 deadline for noticing an appeal. The Company will seek refunds of the FBLET it paid on export coal sales for all open statutory periods. The ultimate amounts and timing of such refunds, if any, cannot be determined at the present time. The benefit of this judgment as applied to export coal sales for the first half of 1999 is reflected in the production costs of coal sold ($1 million), since Coal Operations no longer had to accrue the tax.

As reported in the first quarter 1999, a controversy involving an unrelated party with respect to a method of mining called "mountaintop removal" that began in mid-1998 in West Virginia has resulted in a substantial delay in the process of issuing mining permits, including those unrelated to mountaintop removal. As a result, there has been a delay in Vandalia Resources, Inc. ("Vandalia"), a wholly-owned subsidiary of Pittston Coal, being issued, in a timely fashion, mining permits necessary for its uninterrupted mining. Vandalia requires the issuance of two permits to ensure uninterrupted production throughout 1999.
Vandalia obtained the first permit on April 15, 1999. Expedient development under the first permit is expected to allow for uninterrupted production through the end of August 1999. Management believes that it is reasonably likely that the second permit will be approved. However, there is no assurance that the permit will be issued or of the ultimate timing of the issuance. Management currently anticipates a production shortfall is reasonably likely to occur beginning in September 1999. Affected employees have been notified of potential production interruptions. During the year ended December 31, 1998, Vandalia produced approximately 2.7 million tons of coal resulting in revenues of approximately $81.8 million and contributed significantly to coal margin.

Coal Operations continues cash funding for charges recorded in prior years for facility closure costs recorded as restructuring and other charges in the Statement of Operations. The following table analyzes the changes in liabilities during the first six months quarter of 1999 for such costs:


                                                             Employee
                                                   Mine  Termination,
                                                    and       Medical
                                                  Plant           and
                                                Closure     Severance
(In thousands)                                    Costs         Costs    Total
------------------------------------------------------------------------------
Balance as of December 31, 1998               $   8,906        16,307   25,213
Payments                                          1,130           678    1,808
------------------------------------------------------------------------------
Balance as of June 30, 1999                   $   7,776        15,629   23,405
------------------------------------------------------------------------------


MINERAL VENTURES

                            Three Months Ended June 30  Six Months Ended June 30
                                      1999        1998         1999         1998
--------------------------------------------------------------------------------
Stawell Gold Mine:
Mineral Ventures' 50% direct share:
  Ounces sold                       12,132      11,809       23,210       22,955
  Ounces produced                   12,442      11,743       23,095       22,899
Average per ounce sold (US$):
  Realization                      $   285        357           287          356
  Cash cost                            235        219           247          213
--------------------------------------------------------------------------------

Mineral Ventures primarily consists of a 50% direct interest in the Stawell gold mine ("Stawell") in Western Victoria, Australia. The remaining 50% interest in Stawell is owned by Mining Project Investors ("MPI"). In addition, Mineral Ventures has a 45% ownership interest in its joint venture partner MPI (40% on a fully diluted basis).

Mineral Ventures generated net sales during the second quarter of 1999 of $3.5 million, an 18% decrease from the $4.2 million reported in the second quarter of 1998. The decrease in net sales resulted from the year-over-year decline in the market price of gold. As of June 30, 1999, Mineral Ventures gold realizations have declined approximately 20% over the year ago price, reflecting the continued deterioration in the market price of gold. Operating loss for the second quarter of 1999 was $1.2 million compared to an operating loss of $0.3 million in the same period last year. The operating loss during the second quarter of 1999 was negatively impacted by lower realizations and higher production costs due primarily to inefficiencies during the installation of a new ventilation shaft, partially offset by increased equity income from MPI. The cash cost per ounce of gold sold increased from $219 in the second quarter of 1998 to $235 in the second quarter of 1999, reflecting higher production costs and the exchange rate impact of a slightly stronger Australian dollar as compared to the second quarter of 1998.

Mineral Ventures generated net sales during the first six months of 1999 of $6.7 million, a 19% decrease from the $8.2 million reported in the first six months of 1998, reflecting the previously mentioned year-over-year decline in the market price of gold. Mineral Ventures generated an operating loss of $2.0 million for the first six months of 1999 compared to an operating loss of $0.3 million in the same period last year. The cash cost per ounce of gold sold increased from $213 in the first six months of 1998 to $247 in the same period of 1999. Production costs in the first six months of 1999 were negatively impacted by a high percentage of low grade ore milled during the first quarter and, as mentioned above, by inefficiencies resulting from the installation of a ventilation shaft during the period, which resulted in poor productivity. Increased equity income from MPI partially offset the increased operating losses of the gold mine.

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

CORPORATE EXPENSES
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Minerals Group based on utilization and other methods and criteria which management believes to be a reasonable and equitable estimate of the costs attributable to the Minerals Group. These attributions were $1.7 million and $2.0 million for the second quarter of 1999 and 1998, respectively and $3.3 million and $5.7 million for the first six months of 1999 and 1998, respectively. Corporate expenses in the first six months of 1998 included additional expenses of approximately $5.8 million related to a retirement agreement between the Company and its former Chairman and CEO. Approximately $1.8 million of this $5.8 million of expenses were attributed to the Minerals Group. Corporate expenses in the 1998 second quarter also included costs associated with a severance agreement with a former member of the Company's senior management.

OTHER OPERATING INCOME, NET
Other operating income, net which primarily includes gains and losses on sales of property and equipment and royalties, decreased $0.7 million for the quarter ended June 30, 1999 from the prior year quarter primarily as a result of lower gains on sales of fixed assets. Other operating income, net increased $1.4 million for the year-to-date period primarily due to a gain from the settlement of litigation.

INTEREST EXPENSE, NET
Interest expense, net for the second quarter of 1999 and 1998 was approximately $2.2 million and $2.1 million, respectively, and $4.0 million and $4.4 million for the first six months of 1999 and 1998, respectively, primarily the result of lower average interest rates.

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

CASH FLOW REQUIREMENTS
Cash provided by operating activities approximated $21.0 million in the first six months of 1999 as compared to cash used of $24.9 million in the first six months of 1998. Lower cash earnings were more than offset by a decrease in the amount required to fund operating assets and liabilities, largely due to fluctuations in accounts receivable. These fluctuations primarily relate to reduced coal sales and, to a lesser extent, improved collections.

INVESTING ACTIVITIES
Cash capital expenditures for the first six months of 1999 and 1998 totaled $8.7 million and $12.8 million, respectively. Of the 1999 amount of cash capital expenditures, $6.5 million was spent by Pittston Coal and $2.2 million was spent by Mineral Ventures. For the full year 1999, the Minerals Group's cash capital expenditures are expected to range between $20 million and $25 million. The foregoing amounts exclude expenditures that have been or are expected to be financed through capital leases and any acquisition expenditures. During the second quarter of 1998, Coal Operations disposed of certain Elkay Assets for cash proceeds approximating $18 million.

FINANCING
The Minerals Group intends to fund cash capital expenditures through anticipated cash flow from operating activities or through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements, other borrowing arrangements or borrowings from the Brink's Group.

Financing  activities in the first six months of 1999 included the repurchase of
0.08 million shares (or 0.8 million depositary shares) of the Company's Series C Convertible Preferred Stock for approximately $21.0 million. This repurchase was funded through the Facility, as defined below.

Cash used in financing activities was $11.9 million for the first six months of 1999, compared with cash provided by financing activities of $18.9 million for the same period in 1998. The 1998 levels reflect additional borrowings primarily required to fund operations.

The 1999 period includes additional borrowings under the Facility, primarily used to finance the purchase of the Company's Preferred Stock (discussed in more detail below).

The Company has a $350.0 million credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million. As of June 30, 1999 and December 31, 1998, borrowings of $100.0 million were outstanding under the term loan portion of the Facility and $148.9 million and $91.6 million, respectively, of additional borrowings were outstanding under the remainder of the Facility. Of the outstanding amounts under the Facility at June 30, 1999, and December 31, 1998, $172.8 million and $130.7 million, respectively, were attributed to the Minerals Group.

RELATED PARTY TRANSACTIONS
At June 30, 1999, under an interest bearing borrowing arrangement, the Minerals Group owed the Brink's Group $10.5 million, a decrease of $9.8 million from the $20.3 million owed at December 31, 1998. The Minerals Group did not owe any amounts to the BAX Group at June 30, 1999 or December 31, 1998.

At June 30, 1999, the Brink's Group owed the Minerals Group $10.1 million compared to $12.9 million owed at December 31, 1998 for tax benefits utilized by the Brink's Group in accordance with the Company's tax sharing policy. Approximately $9.0 million is expected to be paid within one year. Also at June 30, 1999, the BAX Group owed the Minerals Group $22.7 million compared to the $20.4 million at December 31, 1998 for tax benefits utilized by the BAX Group. Approximately $9.0 million is expected to be paid within one year.

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

READINESS FOR YEAR 2000: STATE OF READINESS
The Minerals Group Year 2000 Project Team has divided its Year 2000 readiness program into four phases: (i) assessment, (ii) remediation/replacement, (iii) testing and (iv) integration. At June 30, 1999, the majority of the Minerals Group's core IT assets are either already Year 2000 ready or in the testing or integration phases. Certain systems that have already been remediated are scheduled to be replaced with more functional software. The replacement systems will be tested and integrated by year-end 1999. The Minerals Group plans to have completed all phases of its Year 2000 readiness program on a timely basis prior to Year 2000. As of June 30, 1999, approximately 95% of hardware systems and embedded systems have been tested and verified and/or certified as Year 2000 ready.

As part of its Year 2000 project, Pittston Coal and Mineral Ventures have sent comprehensive questionnaires to significant suppliers (particularly suppliers of energy and transportation services), customers and others with which they do business, regarding their Year 2000 readiness and are attempting to identify significant problem areas with respect to these business partners. As of June 30, 1999, based on questionnaire responses to date, no potential problems have been identified that would materially affect Minerals Group operations. The Minerals Group is relying on such third parties representations regarding their own readiness for Year 2000. The Minerals Group is assessing and will continue to assess throughout 1999, the extent to which potential problems associated with business partners may have a material adverse impact on its operations.

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

READINESS FOR YEAR 2000: COSTS TO ADDRESS
The Minerals Group anticipates incurring remediation and acceleration costs for its Year 2000 readiness programs. Remediation includes the identification, assessment, modification and testing phases of the Year 2000 readiness program. Remediation costs include both the costs of modifying existing software and hardware as well as purchases that replace existing hardware and software that is not Year 2000 ready. Acceleration includes costs to purchase and/or develop and implement certain information technology systems whose implementation has been accelerated as a result of the Year 2000 readiness issue.


Total anticipated remediation and acceleration costs are detailed in the table below:

(Dollars in millions)
ACCELERATION                                  Capital       Expense      Total
------------------------------------------------------------------------------
Total anticipated Year 2000 costs           $     1.6           0.2        1.8
Incurred through June 30, 1999                    1.1           0.2        1.3
------------------------------------------------------------------------------
Remainder                                   $     0.5           0.0        0.5
------------------------------------------------------------------------------


REMEDIATION                                   Capital       Expense      Total
------------------------------------------------------------------------------
Total anticipated Year 2000 costs           $       -           0.2        0.2
Incurred through June 30, 1999                      -           0.1        0.1
------------------------------------------------------------------------------
Remainder                                   $       -           0.1        0.1
------------------------------------------------------------------------------

TOTAL                                         Capital       Expense      Total
------------------------------------------------------------------------------
Total anticipated Year 2000 costs           $     1.6           0.4        2.0
Incurred through June 30, 1999                    1.1           0.3        1.4
------------------------------------------------------------------------------
Remainder                                   $     0.5           0.1        0.6
------------------------------------------------------------------------------

READINESS FOR YEAR 2000: THE RISKS OF THE YEAR 2000 ISSUE
The Minerals Group believes that its internal information technology systems will be renovated successfully prior to year 2000. Critical systems that would cause the greatest disruption to the organization have been identified and remediated. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Management currently believes such failures should have no material or significant adverse effect on the results of operations, liquidity or financial condition of the Minerals Group.

The Minerals Group believes it has identified its likely worst case scenario. The Minerals Group's likely worst case scenario, assuming no external failures such as power outages or delays in railroad transportation services, could be delays in invoicing customers and paying vendors. This likely worst case scenario, should it occur, is not expected to result in a material impact on the Minerals Group's financial statements. The Minerals Group production of coal and gold is not heavily dependent on computer technology and would continue with limited impact.

READINESS FOR YEAR 2000: CONTINGENCY PLAN
During the second quarter of 1999, the Minerals Group initiated contingency planning for dealing with its most reasonably likely worst case scenario. The foundation for the Minerals Group's Year 2000 Program is to ensure that critical systems are renovated/replaced and tested prior to when a Year 2000 failure might occur if the program were not undertaken. As of June 30, 1999, critical systems have been tested and verified as Year 2000 ready. Year 2000 is the number one priority within the Minerals Group's IT organization with full support of the Group's executive management. In addition, as a normal course of business, the Minerals Group maintains and deploys contingency plans designed to address various other potential business interruptions. These plans may be applicable to address the interruption of support provided by third parties resulting from their failure to be Year 2000 ready.

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


Under the share  repurchase  programs  authorized by the Board of Directors (the
"Board"), the Company purchased the following shares in the periods presented:

(Dollars in millions,       Three Months Ended June 30  Six Months Ended June 30
shares in thousands)                   1999       1998           1999       1998
--------------------------------------------------------------------------------
Convertible Preferred Stock:
   Shares                                -           -           83.9        0.4
   Cost                         $        -           -           21.0        0.1
   Excess carrying amount (a)   $        -           -           19.2          -
--------------------------------------------------------------------------------

(a) The excess of the carrying amount of the Series C Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Statement of Operations.

On March 12, 1999, the Board increased the remaining authority to purchase its Convertible Preferred Stock by $4.3 million. On March 15, 1999, the Company purchased .08 million shares (or .8 depositary shares) of its Convertible Preferred Stock for $21.0 million. The Convertible Preferred Stock is convertible into Minerals Stock and has an annual dividend rate of $31.25 per share. Preferred dividends included on the Company's Statement of Operations for the six months ended June 30, 1999 are net of the $19.2 million, which is the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to the holders of the Convertible Preferred Stock. The cash flow requirements and proceeds and the costs of the Convertible Preferred Stock have been attributed to the Minerals Group.

As of June 30, 1999, the Company had remaining authority to purchase 1.0 million shares of Minerals Stock and an additional $7.6 million of its Convertible Preferred Stock. The remaining aggregate purchase cost limitation for all common stock was $22.2 million as of June 30, 1999.

DIVIDENDS
The Board intends to declare and pay dividends, if any, on Minerals Stock based on the earnings, financial condition, cash flow and business requirements of the Minerals Group. Since the Company remains subject to Virginia law limitations on dividends, losses by the Brink's or the BAX Group could affect the Company's ability to pay dividends in respect of stock relating to the Minerals Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount as defined in the Company's Articles of Incorporation. The Available Minerals Dividend Amount may be reduced by activity that reduces shareholder's equity or the fair value of net assets of the Minerals Group. Such activity includes net losses by the Minerals Group, dividends paid on the Minerals Stock and the Convertible Preferred Stock, repurchases of Minerals Stock and the Convertible Preferred Stock, and foreign currency translation losses. In May 1998, the Company reduced the dividend rate on Minerals Stock to 10.0 cents per year per share for shareholders as of the May 15, 1998 record date. As a result of recent performance of the Minerals Group and coal industry conditions, as well as consideration of financial condition, cash flow and business requirements, including the Available Minerals Dividend Amount, the Board declined to declare a quarterly dividend on Minerals Stock at its May 1999 and July 1999 meetings. Dividends on the remaining Convertible Preferred Stock were declared.

During the first six months of 1999 and 1998, the Board declared and the Company paid cash dividends of 2.5 cents and 18.75 cents, respectively, per share of Minerals Stock. Dividends paid on the Convertible Preferred Stock in the first six months of 1999 and 1998 were $1.1 million and $1.8 million, respectively.

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

FORWARD LOOKING INFORMATION
Certain of the matters discussed herein, including statements regarding coal sales, coal and gold market conditions, idle equipment and closed mine costs, review of capacity requirements, selling, general and administrative cost increases, cost of long-term employee liabilities, the outcome and potential financial impact of Pittston Coal's coal asset study, expedition of mining permit approvals, readiness for Year 2000 and repayment of borrowings to the Minerals Group, involve forward looking information which is subject to known and unknown risks, uncertainties and contingencies which could cause actual results, performance and achievements, to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the Minerals Group and the Company, include, but are not limited to, overall economic and business conditions, the demand for the Minerals Group's products, geological conditions, the outcome of Pittston Coal's coal asset study, pricing, and other competitive factors in the industry, new government regulations and/or legislative initiatives, required permits and approvals, variations in the spot prices of coal, the ability of counter parties to perform, changes in the scope of Year 2000 initiatives and delays or problems in the implementation of Year 2000 initiatives by the Minerals Group and/or any public or private sector suppliers, service providers and customers.

                         PART II - OTHER INFORMATION


Item 4.     Submission of Matters to a Vote of Security Holders

(a) The Registrant's annual meeting of shareholders was held on May 7, 1999.

(b) Not required.

(c) The following persons were elected for terms expiring in 2002, by the following votes:

                                        For          Withheld
                                        ---          --------

            M. C. Breslawsky        52,278,407        712,267

            W. F. Craig             52,297,385        693,290

            G. Grinstein            52,254,863        735,811

      The selection of KPMG LLP as independent certified public accountants to audit the accounts of the Registrant and its subsidiaries for the year 1999 was approved by the following vote:

             For                       Against                  Abstentions
             ---                       -------                  -----------

         52,467,276                    362,483                    160,915

      The amendment of the Registrant's 1994 Employee Stock Purchase Plan was approved by the following vote:

             For                       Against                  Abstentions
             ---                       -------                  -----------

         51,583,243                    630,713                    776,718

      The amendment of the Registrant's Key Employees Incentive Plan was approved by the following vote:

             For                       Against                  Abstentions
             ---                       -------                  -----------

         47,712,539                   2,579,432                  2,698,704

Item 6.Exhibits and Reports on Form 8-K

(a)   Exhibits:

      Exhibit
      Number

        27  Financial Data Schedule

(b) There were no reports on Form 8-K were filed during the second quarter of 1999.

                                  SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  THE PITTSTON COMPANY



August 10, 1999                    By       /s/ Robert T. Ritter
                                     -------------------------------------------
                                                    Robert T. Ritter
                                                    (Vice President -
                                                Chief Financial Officer)