Form 10-Q
period 1999-09-30
PITTSTON CO
filed 1999-11-12
CIK 78890

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549




                                  FORM 10-Q




           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1999

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








Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of November 1, 1999, 40,861,415 shares of $1 par value Pittston Brink's Group Common Stock, 20,824,910 shares of $1 par value Pittston BAX Group Common Stock and 10,086,434 shares of $1 par value Pittston Minerals Group Common Stock were outstanding.


                        PART I - FINANCIAL INFORMATION
                    THE PITTSTON COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                September 30       December 31
                                                        1999              1998
------------------------------------------------------------------------------
ASSETS                                           (Unaudited)
Current assets:
Cash and cash equivalents                          $  78,885            83,894
Accounts receivable (net of estimated
  uncollectible amounts:
  1999 - $35,795; 1998 - $32,122)                    626,710           606,344
Inventories                                           44,352            42,770
Prepaid expenses and other current assets             43,494            35,141
Deferred income taxes                                 51,128            52,494
------------------------------------------------------------------------------
Total current assets                                 844,569           820,643
Property, plant and equipment, at cost
  (net of accumulated
  depreciation, depletion and amortization:
  1999 - $630,952; 1998 - $573,250)                  890,479           849,883
Intangibles, net of accumulated amortization         346,802           345,600
Deferred pension assets                              124,364           119,500
Deferred income taxes                                 62,594            63,489
Other assets                                         126,184           132,022
------------------------------------------------------------------------------
Total assets                                       $2,394,992        2,331,137
------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                              $  79,174            88,283
Current maturities of long-term debt                  54,788            36,509
Accounts payable                                     285,574           284,341
Accrued liabilities                                  370,732           388,300
------------------------------------------------------------------------------
Total current liabilities                            790,268           797,433

Long-term debt, less current maturities              351,417           323,308
Postretirement benefits other than pensions          244,521           239,550
Workers' compensation and other claims                88,192            93,324
Deferred income taxes                                 20,854            20,615
Other liabilities                                    135,416           120,879
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, par value $10 per share:
  Authorized: 2,000 shares $31.25
  Series C Cumulative Convertible Preferred Stock;
  Issued and outstanding: 1999 -
  30 shares; 1998 - 113 shares                           296             1,134
Pittston Brink's Group Common Stock,
  par value $1 per share:
  Authorized: 100,000 shares;
  Issued and outstanding: 1999 - 40,861 shares;
   1998 - 40,961 shares                               40,861            40,961
Pittston BAX Group Common Stock,
  par value $1 per share:
  Authorized: 50,000 shares;
  Issued and outstanding: 1999 and
  1998 - 20,825 shares                                20,825            20,825
Pittston Minerals Group Common Stock,
  par value $1 per share:
  Authorized: 20,000 shares;
  Issued and outstanding: 1999 and
  1998 - 9,186 shares                                  9,186             9,186
Capital in excess of par value                       339,126           403,148
Retained earnings                                    463,674           401,186
Accumulated other comprehensive income               (58,512)          (51,865)
Employee benefits trust, at market value             (51,132)          (88,547)
------------------------------------------------------------------------------
Total shareholders' equity                           764,324           736,028
------------------------------------------------------------------------------
Total liabilities and shareholders' equity        $2,394,992         2,331,137
------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.



                    THE PITTSTON COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (Unaudited)

                                          Three Months             Nine Months
                                    Ended September 30      Ended September 30
                                      1999        1998        1999        1998
------------------------------------------------------------------------------
Net sales                       $  105,510     126,567     305,219     410,873
Operating revenues                 938,598     842,365   2,666,059   2,347,827
------------------------------------------------------------------------------
Net sales and operating revenues 1,044,108     968,932   2,971,278   2,758,700

Costs and expenses:
Cost of sales                      113,283     125,148     324,698     402,590
Operating expenses                 771,345     694,506   2,216,602   1,948,957
Selling, general and administrative
  expenses (including the $15,723
  write-off of long-lived assets
  in the 1998 periods)             121,891     141,690     346,846     343,678
Restructuring and other credits       (851)          -        (851)          -
------------------------------------------------------------------------------
Total costs and expenses         1,005,668     961,344   2,887,295   2,695,225
Other operating income, net          4,953       8,551      14,270      14,667
------------------------------------------------------------------------------
Operating profit                    43,393      16,139      98,253      78,142
Interest income                      1,520       1,377       4,106       3,625
Interest expense                    (9,240)    (11,090)    (28,747)    (28,001)
Other income (expense), net            111       1,021        (164)        603
------------------------------------------------------------------------------
Income before income taxes          35,784       7,447      73,448      54,369
Provision for income taxes          11,760       7,236      20,842      20,568
------------------------------------------------------------------------------
Net income                          24,024         211      52,606      33,801
Preferred stock dividends, net
  (Note 7)                            (231)       (886)     17,852      (2,637)
------------------------------------------------------------------------------
Net income (loss) attributed to
  common shares                 $   23,793        (675)     70,458      31,164
------------------------------------------------------------------------------
Pittston Brink's Group:
Net income attributed to
  common shares                 $   22,031      20,008      58,434      57,615
------------------------------------------------------------------------------
Net income per common share:
  Basic                         $     0.56        0.52        1.50        1.49
  Diluted                             0.56        0.51        1.49        1.47
------------------------------------------------------------------------------
Cash dividend per common share  $    0.025       0.025       0.075       0.075
------------------------------------------------------------------------------
Pittston BAX Group:
Net income (loss) attributed to
  common shares                 $    8,672     (21,835)     12,144     (23,812)
------------------------------------------------------------------------------
Net income (loss) per common share:
  Basic                         $     0.45       (1.13)       0.63       (1.22)
  Diluted                             0.45       (1.13)       0.63       (1.22)
------------------------------------------------------------------------------
Cash dividends per common share $     0.06        0.06        0.18        0.18
------------------------------------------------------------------------------
Pittston Minerals Group:
Net income (loss) attributed to
  common shares (Note 7)        $   (6,910)      1,152        (120)     (2,639)
------------------------------------------------------------------------------
Net income (loss) per common share:
  Basic                         $    (0.77)       0.14       (0.01)      (0.32)
  Diluted                            (0.77)       0.14       (1.87)      (0.32)
------------------------------------------------------------------------------
Cash dividends per common share $        -      0.0250      0.0250      0.2125
------------------------------------------------------------------------------
Comprehensive income (loss)     $   22,845      (3,896)     63,811      23,289
------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


                    THE PITTSTON COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (Unaudited)

                                                                   Nine Months
                                                            Ended September 30
                                                              1999        1998
------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                 $52,606      33,801
Adjustments to reconcile net income to
  net cash provided by
  operating activities:
  Depreciation, depletion and amortization                 133,449     113,090
  Non-cash charges and other write-offs                        362      20,124
  Provision for aircraft heavy maintenance                  36,664      27,148
  Provision (credit) for deferred income taxes                 746      (6,615)
  Provision for pensions, noncurrent                         7,732       3,086
  Provision for uncollectible accounts receivable           12,475      17,915
  Equity in (earnings) loss of unconsolidated
    affiliates, net of dividends received                   (2,633)      1,146
  Other operating, net                                       7,853       6,187
  Change in operating assets and liabilities,
    net of effects of acquisitions and
    dispositions:
    Increase in accounts receivable                        (14,444)    (62,795)
    (Increase) decrease in inventories                      (4,166)      1,859
    Increase in prepaid expenses and other current assets   (2,001)     (5,949)
    Increase in other assets                                (7,828)     (4,620)
    Decrease in accounts payable and accrued liabilities    (2,382)    (15,582)
    (Decrease) increase in other liabilities                  (256)      3,986
    Decrease in workers' compensation and
    other claims, noncurrent                                (5,478)     (7,457)
    Other, net                                                  64      (9,497)
------------------------------------------------------------------------------
Net cash provided by operating activities                  212,763     115,827
------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                (188,840)   (190,956)
Aircraft heavy maintenance expenditures                    (59,601)    (26,708)
Proceeds from disposal of property, plant and equipment      8,177      23,094
Acquisitions, net of cash acquired, and
  related contingency payments                                (429)    (34,361)
Dispositions of other assets and investments                 1,143       8,482
Other, net                                                   5,932      (4,695)
------------------------------------------------------------------------------
Net cash used by investing activities                     (233,618)   (225,144)
------------------------------------------------------------------------------
Cash flows from financing activities:
(Decrease) increase in short-term borrowings                (6,502)     35,746
Additions to long-term debt                                125,524     161,029
Reductions of long-term debt                               (74,168)    (68,906)
Repurchase of stock of the Company (Note 7)                (23,494)    (16,860)
Proceeds from exercise of stock options                      2,156       7,910
Dividends paid                                              (7,670)    (10,330)
------------------------------------------------------------------------------
Net cash provided by financing activities                   15,846     108,589
------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                   (5,009)       (728)
Cash and cash equivalents at beginning of period            83,894      69,878
------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $78,885      69,150
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

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with applicable quarterly reporting regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current period's financial statement presentation. Specifically, for the nine months ended September 30, 1999, $3.2 million of pension expenses for BAX Global have been reclassified from selling, general and administrative expenses to operating expenses, as such expenses are related to operations personnel. Operating results for the interim periods of 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and related notes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

(2) The following are reconciliations between the calculations of basic and diluted net income (loss) per share by Group:


                                            Three Months           Nine Months
                                      Ended September 30    Ended September 30
      BRINK'S GROUP                      1999       1998       1999       1998
      -------------------------------------------------------------------------
      NUMERATOR:
      Net income - Basic and
        diluted net income per share  $22,031     20,008     58,434     57,615

      DENOMINATOR:
      Basic weighted average common shares
        outstanding                    39,122     38,797     39,001     38,664
      Effect of dilutive securities:
        Stock options                     147        383        181        491
      -------------------------------------------------------------------------
      Diluted weighted average
        common shares outstanding      39,269     39,180     39,182     39,155
      -------------------------------------------------------------------------

      Options to purchase 1,410 shares of Brink's Stock, at prices between $25.57 and $39.56 per share, and options to purchase 1,164 shares of Brink's Stock, at prices between $26.69 and $39.56 per share, were outstanding during the three and nine months ended September 30, 1999, respectively, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

      The shares of Brink's Stock held in The Pittston Company Employee Benefits Trust ("Trust") are subject to the treasury stock method and effectively are not included in the basic and diluted net income per share calculations. As of September 30, 1999, 1,691 shares of Brink's Stock (2,126 in 1998) remained in the Trust.


                                            Three Months           Nine Months
                                      Ended September 30    Ended September 30
      BAX GROUP                          1999       1998         1999     1998
      ------------------------------------------------------------------------
      NUMERATOR:
      Net income (loss) - Basic and
        diluted net income (loss)
        per share                     $ 8,672    (21,835)     12,144   (23,812)

      DENOMINATOR:
      Basic weighted average
        common shares outstanding      19,316     19,339      19,180    19,446
      Effect of dilutive securities:
        Stock options                      29          -          26         -
      -------------------------------------------------------------------------
      Diluted weighted average
        common shares outstanding      19,345     19,339      19,206    19,446
      -------------------------------------------------------------------------


      Options to purchase 2,017 and 2,263 shares of BAX Stock, at prices between $9.41 and $27.91 per share, were outstanding during the three and nine months ended September 30, 1999, respectively, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

      Options to purchase 2,229 and 2,478 shares of BAX Stock, at prices between $5.78 and $27.91 per share, were outstanding during the three and nine months ended September 30, 1998, respectively, but were not included in the computation of diluted net loss per share because the effect of all options would be antidilutive.

      The shares of BAX Stock held in the Trust are subject to the treasury stock method and effectively are not included in the basic and diluted net income (loss) per share calculations. As of September 30, 1999, 1,466 shares of BAX Stock (455 in 1998) remained in the Trust.


                                            Three Months           Nine Months
                                      Ended September 30    Ended September 30
      MINERALS GROUP                     1999       1998         1999     1998
      -------------------------------------------------------------------------
      NUMERATOR:
      Net income (loss)               $(6,679)     2,038    (17,972)        (2)
      Convertible Preferred Stock
        dividends, net                   (231)      (886)    17,852     (2,637)
      -------------------------------------------------------------------------
      Basic net income (loss)
       per share                       (6,910)     1,152       (120)    (2,639)
      Effect of dilutive securities:
        Convertible Preferred Stock
        dividends, net                      -          -    (17,852)         -
      -------------------------------------------------------------------------
      Diluted net income (loss)
       per share                      $(6,910)     1,152    (17,972)    (2,639)

      DENOMINATOR:
      Basic weighted average common
        shares outstanding              9,014      8,370      8,786      8,302
      Effect of dilutive securities:
        Stock options                       -          1          1          -
        Assumed conversion of Convertible
        Preferred Stock                     -          -        813          -
      -------------------------------------------------------------------------
      Diluted weighted average common
        shares outstanding              9,014      8,371      9,600      8,302
      -------------------------------------------------------------------------


      Options to purchase 722 shares of Minerals Stock, at prices between $1.56 and $25.74 per share, were outstanding during the three months ended September 30, 1999, but were not included in the computation of diluted net loss per share because the effect of all options would be antidilutive. Options to purchase 698 shares of Minerals Stock, at prices between $1.81 and $25.74 per share, were outstanding during the nine months ended September 30, 1999, but were not included in the computation of diluted net loss per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

      The conversion of the Convertible Preferred Stock to 460 and 1,764 shares of Minerals Stock has been excluded in the computation of diluted net income (loss) per share in the three months ended September 30, 1999, and in the three and nine months ended September 30, 1998, respectively, because the effect of the assumed conversions would be antidilutive.

      The shares of Minerals Stock held in the Trust are subject to the treasury stock method and effectively are not included in the basic and diluted net income (loss) per share calculations. As of September 30, 1999, 69 shares of Minerals Stock (3 in 1998) remained in the Trust. In October 1999, the Company sold for a promissory note of the Trust, 900 new shares of Minerals Stock at a price equal to the closing value of the stock on the date prior to issuance.

(3) Depreciation, depletion and amortization of property, plant and equipment totaled $39,671 and $115,236 in the third quarter and nine month periods of 1999, respectively, compared to $33,564 and $95,724 in the third quarter and nine month periods of 1998, respectively.

(4) Cash payments made for interest and income taxes, net of refunds received, were as follows:

                                      Three Months                 Nine Months
                                Ended September 30          Ended September 30
                                  1999        1998            1999        1998
      -------------------------------------------------------------------------
      Interest               $   9,969      10,891          29,335      27,206
      -------------------------------------------------------------------------
      Income taxes           $   9,052       3,218          31,483      22,302
      -------------------------------------------------------------------------

      During the first quarter of 1998, Brink's recorded the following noncash investing and financing activities in connection with the acquisition of substantially all of the remaining shares of its affiliate in France: seller financing of the equivalent of US $27,500 and the assumption of borrowings of approximately US $19,000 and capital leases of approximately US $30,000.

(5) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Brink's Group and the BHS segment by $1,250 and $3,455 for the third quarter and nine month periods of 1998, respectively. The effect of this change increased diluted net income per common share of the Brink's Group by $0.02 and $0.06 in the third quarter and nine month periods of 1998, respectively.

(6) The cumulative impact of foreign currency translation adjustments deducted from shareholders' equity was $61, 811 and $48,887 at September 30, 1999 and December 31, 1998, respectively.

      The cumulative impact of cash flow hedges added to shareholders' equity was $2,837 at September 30, 1999. The cumulative impact of cash flow hedges deducted from shareholders' equity was $3,309 at December 31, 1998.

(7) Under the share repurchase programs authorized by the Board of Directors (the "Board"), the Company purchased shares in the periods presented as follows:

                                           Three Months            Nine Months
                                     Ended September 30     Ended September 30
      (In thousands)                     1999      1998          1999     1998
      -------------------------------------------------------------------------
      Brink's Stock:
        Shares                              -      35.4         100.0    149.5
        Cost                       $        -     1,262         2,514    5,617
      BAX Stock:
        Shares                              -     245.7             -    650.6
        Cost                       $        -     2,901             -   10,097
      Convertible Preferred Stock:
        Shares                              -         -          83.9      0.4
        Cost                       $        -         -        20,980      146
      Excess carrying amount (a)   $        -         -        19,201       23
      -------------------------------------------------------------------------

      (a) The excess of the carrying amount of the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Statement of Operations.

      On March 12, 1999, the Board increased the remaining authority to purchase its Convertible Preferred Stock by $4,300. On March 15, 1999, the Company purchased 83.9 shares (or 839 depositary shares) of its Convertible
      Preferred Stock for $20,980. The Convertible Preferred Stock is convertible into Minerals Stock and has an annual dividend rate of $31.25 per share. Preferred dividends included on the Company's Statement of Operations for the nine months ended September 30, 1999 are net of $19,201, which is the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to the holders of the Convertible Preferred Stock.

      As of September 30, 1999, the Company had the remaining authority to purchase 900 shares of Brink's Stock; 1,465 shares of BAX Stock; 1,000 shares of Minerals Stock and an additional $7,556 of its Convertible Preferred Stock. The remaining aggregate purchase cost limitation for all common stock was $22,184 as of September 30, 1999.

(8) During the third quarter of 1998, the Company incurred expenses of approximately $36,000, nearly all of which was recorded in selling, general and administrative expenses in the statement of operations. These expenses were comprised of several items. During the third quarter of 1998, the Company recorded write-offs for software costs included in property, plant and equipment in accordance with SFAS No. 121 of approximately $16,000. These write-offs consisted of the costs associated with certain in-process software development projects that were canceled during the quarter and unamortized costs of existing software applications which were determined by management to have no future service potential or value. It is management's belief at this time that the current ongoing information technology ("IT") initiatives are necessary and will be successfully completed and implemented. Provisions aggregating $13,000 were recorded on existing receivables during the quarter, primarily to reflect more difficult operating environments in Asia and Latin America. Approximately $7,000 was accrued for severance and other expenses primarily stemming from a realignment of BAX Global's organizational structure.

      The additional IT and bad debt expenses are primarily non-cash items and are reflected in the statement of cash flows partially through the non-cash charges and other write-offs line item and the provision for uncollectible accounts receivable line item. Severance costs recorded in the third quarter of 1998 are cash items. At September 30, 1999, the Company reversed approximately $100 of the accrued severance representing the unused portion of the initial accrual established at September 30, 1998.

(9) On April 30, 1998, the Company acquired the privately held Air Transport International LLC ("ATI") for a purchase price of approximately $29,000. The acquisition was funded through the revolving credit portion of the Company's bank credit agreement and was accounted for as a purchase. The pro forma impact on the Company's total revenues, net income and net income per share had the ATI acquisition occurred as of the beginning of 1998 would not have been material.

(10) As of January 1, 1999, the Company adopted AICPA Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5, which provides guidance on the reporting of start-up costs and organization costs, requires that such costs be expensed as incurred. The Company has determined that the capitalized mine development costs for its gold and coal mining operations relate to acquiring and constructing long-lived assets and preparing them for their intended use. Accordingly, the adoption of SOP No. 98-5 had no material impact on the results of operations of the Company.

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


                            RESULTS OF OPERATIONS

                                          Three Months             Nine Months
                                    Ended September 30      Ended September 30
(In thousands)                        1999        1998        1999        1998
------------------------------------------------------------------------------
Net sales and operating revenues:
Brink's                         $  347,930     329,701   1,013,279     901,375
BHS                                 58,124      51,796     170,261     150,267
BAX Global                         532,544     460,868   1,482,519   1,296,185
Pittston Coal                      102,463     122,867     295,508     398,963
Mineral Ventures                     3,047       3,700       9,711      11,910
------------------------------------------------------------------------------
Net sales and operating
 revenues                       $1,044,108     968,932   2,971,278   2,758,700
------------------------------------------------------------------------------

Operating profit (loss):
Brink's                         $   27,320      24,595      69,820      70,561
BHS                                 12,663      13,008      41,000      40,405
BAX Global                          18,177     (21,285)     31,365     (14,576)
Pittston Coal                       (7,281)      5,854     (23,599)      6,642
Mineral Ventures                    (2,001)     (1,084)     (4,029)     (1,409)
------------------------------------------------------------------------------
Segment operating profit            48,878      21,088     114,557     101,623
General corporate expense           (5,485)     (4,949)    (16,304)    (23,481)
------------------------------------------------------------------------------
Operating profit                $   43,393      16,139      98,253      78,142
------------------------------------------------------------------------------

In the third quarter of 1999, the Company reported net income of $24.0 million compared with $0.2 million in the third quarter of 1998. Operating profit totaled $43.4 million in the 1999 third quarter compared with $16.1 million in the prior year third quarter. Results for the third quarter of 1998 were adversely affected by additional expenses of approximately $36 million at the Company's BAX Global operations (discussed below) combined with a related decrease in the effective tax rate which resulted in a lower tax benefit. Increased operating results at BAX Global ($39.5 million) and Brink's ($2.7 million) were partially offset by decreases in operating profits at Pittston Coal ($13.1 million), Mineral Ventures ($0.9 million) and BHS ($0.3 million) as well as higher corporate expenses ($0.5 million) as discussed below.

In the first nine months of 1999, the Company reported net income of $52.6 million compared with $33.8 million in the first nine months of 1998. Operating profit totaled $98.3 million in the first nine months of 1999 compared with $78.1 million in the prior year's comparable period. Increased operating results at BAX Global ($45.9 million) and BHS ($0.6 million), as well as lower corporate expenses ($7.2 million), were partially offset by decreases in operating profits at Pittston Coal ($30.2 million), Mineral Ventures ($2.6 million) and Brink's ($0.7 million). Corporate expenses in the first nine months of 1998 included $5.8 million of additional expenses related to a retirement agreement between the Company and its former Chairman and CEO. Corporate expenses in the first nine months of 1998 also include costs associated with a severance agreement with a former member of the Company's senior management.

During the third quarter of 1998, BAX Global incurred additional expenses of approximately $36.0 million, nearly all of which was recorded in selling, general and administrative expenses in the statement of operations. These expenses were comprised of several items. During the third quarter of 1998, BAX Global recorded write-offs for software costs in accordance with SFAS No. 121 of approximately $16 million. These write-offs consisted of the costs associated with certain in-process software development projects that were canceled during the quarter and unamortized costs of existing software applications which were determined by management to have no future service potential or value. It is management's belief at this time that the current ongoing information technology ("IT") initiatives are necessary and will be successfully completed and implemented. Provisions aggregating $13.0 million were recorded on existing receivables during the quarter, primarily to reflect more difficult operating environments in Asia and Latin America. Approximately $7 million was accrued for severance and other expenses primarily stemming from a realignment of BAX Global's organizational structure. At September 30, 1999, BAX Global reversed approximately $0.1 million of the accrued severance representing the unused portion of the initial accrual established at September 30, 1998.

Preferred dividends included on the Company's Statement of Operations for the nine months ended September 30, 1999 are net of $19.2 million, which is the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to the holders of the Convertible Preferred Stock.

BRINK'S
Brink's consolidated revenues totaled $347.9 million in the third quarter of 1999 compared with $329.7 million in the third quarter of 1998 representing an increase of 6% and reflecting growth in all geographic regions. Brink's operating profit of $27.3 million in the third quarter of 1999 represented a $2.7 million (11%) increase versus the $24.6 million of operating profit reported in the prior year quarter. Operating profit increases in Latin America were partially offset by decreases in North America and Asia/Pacific while European operating results remained level with the prior year quarter.

North American revenue increases stemmed from growth in armored car operations which include ATM services. The margin contributed by the increased revenue was more than offset by increased selling, general and administrative expenses primarily representing increased information technology expenditures in North America. The increased information technology spending is intended to enhance Brink's capabilities in transportation of valuables, ATM servicing, money processing and air courier operations as well as to implement communication improvements. Despite overall difficult economic conditions in Latin America, operating performance improved in Brazil and in Brink's 20% owned Mexican affiliate, which recorded equity earnings versus an equity loss in the same quarter last year. In addition, Brink's subsidiary in Argentina significantly reduced the level of losses associated with its startup. Operations have also benefited from cost reduction measures and other actions which have been taken during 1999 in response to weaker business conditions. Asia/Pacific operations incurred an operating loss primarily due to costs associated with the business expansion in Australia; efforts are currently underway to improve that situation.

Brink's consolidated revenues totaled $1,013.3 million in the first nine months of 1999, up 12% compared with $901.4 million in the first nine months of 1998 with growth in all geographic regions. Brink's operating profit of $69.8 million in the first nine months of 1999 represented a $0.7 million decrease compared to the prior year period.

The increase in North American revenues for the first nine months of 1999 resulted primarily from continued growth in armored car operations, which include ATM services, and the decrease in operating profit was primarily due to increased expenditures on information technology to enhance Brink's capabilities in transportation of valuables, ATM servicing, money processing and air courier operations as well as to implement communication improvements. The increase in revenue from European operations was primarily due to the acquisition of nearly all the remaining shares of Brink's affiliate in France in the first quarter of 1998 as well as the acquisition of the remaining 50% interest of Brink's affiliate in Germany late in the second quarter of 1998. The operating profit increase in Europe was primarily due to the improved results from operations and the increased ownership position in France which more than offset unfavorable results in Germany. Operating profits in Latin America increased versus last year due to improved results in Brazil, Mexico and Argentina, partially offset by lower results from Venezuela, Chile and Colombia due to weaker business conditions. The operating loss from Asia/Pacific operations was primarily due to costs associated with the business expansion in Australia.

BHS
Revenues for BHS increased $6.3 million (12%) to $58.1 million in the third quarter of 1999 compared to the 1998 third quarter. In the first nine months of 1999, revenues for BHS increased $20.0 million (13%) to $170.3 million. The increase in revenues was due to increased monitoring and service fee revenues, reflecting an 11% increase in the subscriber base as well as higher average monitoring fees. As a result of such growth, monthly recurring revenues at September 30, 1999 grew 14% versus those as measured at September 30, 1998.

Operating profit in the third quarter of 1999 decreased $0.3 million (3%) compared to the 1998 third quarter. In the first nine months of 1999, operating profit increased $0.6 million (1%) to $41.0 million. Operating profit in the third quarter and first nine months of 1999, as compared to the same 1998 periods, reflected increases of $1.4 million and $3.6 million, respectively, in the up-front net cost of marketing, sales and installation related to gaining new subscribers. The increases in up-front net cost in both the quarter and year to date periods were due to higher levels of sales and marketing costs as a consequence of the continuing competitive environment in the residential security market. This increase in the up-front net cost was only partially offset, in the three month period, by the favorable impact of a $1.1 million increase in operating profit attributable to monitoring and service activities (resulting from growth of 11% in the subscriber base combined with higher average monitoring fees, partially offset by higher disconnect expense). In the year to date period as compared to the prior year period, the increased profitability in monitoring and service activities of $4.2 million more than offset the higher up-front cost of gaining new subscribers of $3.6 million.

As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Brink's Group and the BHS segment for the three and nine month periods ended September 30, 1998 by $1.3 million and $3.5 million, respectively. The effect of this change increased diluted net income per common share of the Brink's Group by $0.02 and $0.06 in the three and nine month periods ended September 30, 1998, respectively.

BAX GLOBAL
BAX Global's worldwide operating revenues increased 16% to $532.5 million in the third quarter of 1999 as compared to $460.9 million in the third quarter of 1998, with increases in all geographic regions, most notably the Pacific region which benefited from the continuation of new business from several high technology industry customers obtained during late 1998 and early 1999 and the acquisition of the remaining 67% interest in a freight agent in Taiwan in the first quarter of 1999. Revenues in the Americas region also increased over the 1998 quarter, reflecting higher US domestic expedited freight services revenue, due primarily to continued expansion of the higher-yielding Emergency Response ("EMR") product, as well as increases in US charter business.

In the current quarter, BAX Global reported an operating profit of $18.2 million as compared to an operating loss of $21.3 million reported in the third quarter of 1998, which included the previously discussed additional expenses of approximately $36 million. The current quarter operating profit benefited from favorable results in the Pacific region, primarily reflecting additional expedited and supply chain management business, and in the Atlantic region, primarily reflecting higher expedited freight services volumes. The improvement in operating profit in the Americas region largely resulted from higher margins on domestic expedited freight services which benefited from higher EMR product volumes. These benefits were partially offset by increased station and administrative expenses.

BAX Global's worldwide operating revenues increased 14% to $1,482.5 million in the first nine months of 1999 as compared to $1,296.2 million in the first nine months of 1998, with increases in all geographic regions, mostly notably the Pacific, which benefited from the continuation of new business from several high technology industry customers obtained during late 1998 and early 1999 and the acquisition of the remaining 67% interest in a freight agent in Taiwan in the first quarter of 1999. Revenue increases in the Americas region were primarily the result of the inclusion of revenues from ATI which was acquired in late April 1998 partially offset by a slight decrease in US expedited freight services and export revenues.

For the first nine months of 1999, BAX Global reported an operating profit of $31.4 million as compared to an operating loss of $14.6 million reported in the same period of 1998 including the previously discussed additional expenses of approximately $36 million. Operating profit in the 1999 period benefited from favorable results in the Pacific region, reflecting additional business from high technology industry customers and in the Americas region, primarily from higher margins reflecting higher yields due to the continued penetration of the EMR product and lower expedited freight transportation costs. Lower transportation costs were favorably impacted by operating efficiencies, the effects of which were partially offset by higher maintenance and fuel costs. The operating profit improvements were partially offset by higher administrative expenses. In addition, the Atlantic region's operating profit increased primarily due to higher export and import expedited freight volumes. Operating profit in the first nine months of 1999 also included the benefit of $1.6 million of incentive accrual reversals related to 1998 as such incentives were not paid as a result of a management decision made during the first quarter of 1999.

PITTSTON COAL
Net sales for Pittston Coal totaled $102.5 million in the third quarter of 1999 compared to $122.9 million in the prior year quarter. Pittston Coal incurred an operating loss of $7.3 million in the third quarter of 1999 compared to an operating profit of $5.9 million in 1998.

Net sales for Pittston Coal totaled $295.5 million in the first nine months of 1999 compared to $399.0 million in the same period of 1998. Pittston Coal incurred an operating loss of $23.6 million in the first nine months of 1999 including the costs associated with the previously reported salaried staff reductions, compared to an operating profit of $6.6 million in 1998.

The decline in net sales for the third quarter of 1999 versus 1998 is primarily due to a 16% reduction in total tons sold. Steam coal sales in the third quarter of 1999 remained relatively unchanged and metallurgical coal sales declined by
0.6 million tons (32%) to 1.3 million tons when compared to the third quarter of 1998. The decline in metallurgical sales was primarily due to weak export markets and a strong US dollar relative to the currencies of other coal exporting nations. Steam coal sales represented 63% and 54% of total volume in the third quarter of 1999 and 1998, respectively, reflecting the impact of the significant decline in metallurgical volumes.

The lower operating results in the third quarter of 1999 as compared to the prior year's period were primarily due to a $5.9 million decline in other operating income and a $3.7 million decrease in total coal margin. In addition, idle and closed mine costs and inactive employee costs increased $1.3 million and $2.6 million, respectively, in the third quarter of 1999, compared to the same period in 1998. The operating loss in the 1999 quarter includes a $2.4 million benefit on litigation settlements and favorable workers' compensation claim experience. However, this $2.4 million benefit was partially offset by $0.8 million of costs associated with the previously reported salaried staff reduction. Operating profit in the third quarter of 1998 included a $5.4 million gain on the sale of assets as well as a $2.6 million gain on a litigation settlement.

Coal margin per ton decreased to $1.22 per ton in the third quarter of 1999 from $1.93 per ton for the 1998 third quarter due primarily to lower sales volume combined with lower realizations on metallurgical sales and to a lesser extent, higher steam related production costs due to permitting delays discussed below. Metallurgical coal margins were negatively impacted in the third quarter of 1999 by lower realizations per ton primarily resulting from the previously mentioned weak market conditions which negatively impacted annual contract negotiations. In addition, coal margin in the third quarter of 1999 included the benefit of the judgment rendered by the US District Court for the Eastern District of Virginia, regarding the constitutionality of the federal black lung excise tax (as more fully discussed below).

Metallurgical sales in 1999 are expected to continue to be lower than 1998 levels, due to weak market conditions. Metallurgical export sales continue to be negatively impacted by the relative strength of the US dollar versus currencies of other metallurgical coal producing countries as well as an oversupply of metallurgical coal internationally resulting from the lasting effects of the 1998 Asian crisis. In addition, future steam coal margins are expected to be negatively impacted by any failure to receive mining permits in West Virginia on a timely basis (as discussed below) as well as potential increases in operating costs.

Operating profit from the gas and timber businesses amounted to $1.6 million for both the third quarter of 1999 and 1998.

Idle and closed mine costs increased $1.3 million during the third quarter of 1999 compared to the same period in 1998, due to the first quarter 1999 idlement of a deep mine producing metallurgical coal, which was idled in response to the previously mentioned weak market conditions. Late in the third quarter of 1999, this mine was reactivated and is now producing at reduced capacity. Barring significant improvements in market conditions, there could be a further review of capacity requirements.

Inactive employee costs, which primarily represent long-term employee liabilities for pension, black lung and retiree medical costs, increased 39% over the prior year's quarter primarily due to higher costs related to certain long-term benefit obligations as a result of reductions in the amortization of actuarial gains, a decrease in the discount rate used to calculate the present value of the liabilities and higher premiums under the Coal Industry Retiree Benefit Act of 1992. Pittston Coal anticipates that costs related to certain of these long-term benefit obligations will continue at these higher levels throughout 1999.

Selling, general and administrative expenses increased $0.4 million (8%) over the prior year's quarter due to expenses associated with the salaried staff reductions and as a result of provisions related to the bankruptcy of a significant user of Pittston Coal's metallurgical coal.

Pittston Coal management has engaged an outside consultant to perform a comprehensive study of its coal resources. Such study will include an evaluation of the quality, recoverability and economic feasibility of all available reserves. It is currently anticipated that the study will be completed prior to the end of 1999. Management intends to use the results of the study along with its ongoing assessment of current and future coal industry economics to evaluate and, potentially, adjust its current plans to maximize values from specific properties and interests. Decisions to be made by management as a result of this process could affect future earnings and the carrying value of coal-related assets. It is not currently possible to estimate the potential outcome of this assessment or its impact, if any, on the financial position and/or results of operations of the Minerals Group.

As reported in the first two quarters of 1999, a controversy involving an unrelated party with respect to a method of mining called "mountaintop removal" that began in mid-1998 in West Virginia has resulted in a substantial delay in the process of issuing mining permits, including those unrelated to mountaintop removal. As a result, there has been a delay in Vandalia Resources, Inc. ("Vandalia"), a wholly-owned subsidiary of Pittston Coal, being issued, in a timely fashion, mining permits necessary for its uninterrupted mining. Vandalia required the issuance of two permits to ensure uninterrupted production throughout 1999 and a third permit to ensure uninterrupted production throughout 2000. Vandalia obtained the first permit on April 15, 1999. Expedient development under the first permit allowed for uninterrupted production through September 17, 1999 when permitting delays forced the elimination of 26 jobs and reduced marketable production from Vandalia by 40,000 tons per month. The second permit has been pending since the fall of 1998, and the third permit has been pending since the spring of 1999. Although management believed the second permit was likely to be issued in the fall of 1999 and the third permit would be issued in mid-2000, on October 20, 1999, United States District Court Judge Charles H. Haden, II issued a Memorandum Opinion and Order enjoining the regulatory agencies from approving any further surface mining permits that allowed the placement of excess spoil in intermittent and perennial streams, which includes Vandalia's second and third permits. In an effort to enforce Judge Haden's Order, the Director of the West Virginia Division of Environmental Protection issued an October 21, 1999 Order which provided that no surface mining permits shall be issued which propose fills in intermittent or perennial streams. On October 29, 1999, Judge Haden stayed the enforcement of his October 20, 1999 Memorandum Opinion and Order pending appeal of his Order to the United States Court of Appeals for the Fourth Circuit, and on November 1, 1999, the Director of the West Virginia Division of Environmental Protected rescinded his October 21, 1999 Order. Since Vandalia's second and third permits planned for fills in intermittent and perennial streams, Vandalia is unsure how this activity will affect the issuance of the outstanding permits. Vandalia and other affected parties in West Virginia are currently exploring all legal and legislative remedies that may be available to resolve this matter. If the outstanding permits are not issued prior to the end of January 2000, this most probably will result in additional job and marketable production losses. During the year ended December 31, 1998, Vandalia produced approximately 2.7 million tons of coal resulting in revenues of approximately $81.8 million and contributed significantly to coal margin.

Pittston Coal sales decreased $103.5 million in the first nine months of 1999 compared to the same period in 1998 largely as the result of reduced sales volume as well as lower metallurgical coal realizations. Compared to the first nine months of 1998, steam coal sales in the first nine months of 1999 decreased by 1.4 million tons (19%), to 6.0 million tons and metallurgical coal sales declined by 2.0 million tons (35%), to 3.8 million tons. The steam sales reduction was due primarily to the sale of certain coal assets at the Elkay mining operation in West Virginia ("Elkay Assets") in the second quarter of 1998 and the closing of a surface mine in Kentucky in the third quarter 1998. The decline in metallurgical sales was primarily due to weak export markets and a strong US dollar relative to the currencies of other coal exporting nations. Steam coal sales represented 62% and 56% of total volume in the first nine months of 1999 and 1998, respectively.

For the first nine months of 1999, Pittston Coal generated an operating loss of $23.6 million as compared to an operating profit of $6.6 million for the same period in 1998. The lower results were primarily due to a decrease in total coal margin and increases in idle and closed mine cost, inactive employee cost and selling, general and administrative expenses. Operating profit in the 1998 period included a net benefit of approximately $6 million related to net gains on the sale of assets and a gain on a litigation settlement. Operating loss in the 1999 period includes gains on litigation settlements and the previously mentioned favorable workers' compensation claim experience, offset by costs in the third quarter associated with the salaried staff reduction.

Total coal margin for the first nine months of 1999 decreased compared to the 1998 comparable period due to lower sales volume combined with a decrease in coal margin per ton. Coal margin per ton decreased to $1.48 per ton in the first nine months of 1999 from $2.11 per ton for the 1998 period. This overall change was primarily due to a decrease in metallurgical coal margins. Metallurgical coal margins were negatively impacted in the first nine months of 1999 by lower realizations per ton primarily resulting from the previously mentioned weak export markets. In addition, coal margin per ton in the first nine months of 1998 included an average benefit of $0.10 per ton related to a favorable ruling issued by the US Supreme Court on the unconstitutionality of the Harbor Maintenance Tax while the first nine months of 1999 included the benefit of the judgment rendered by the US District Court for the Eastern District of Virginia, regarding the constitutionality of the federal black lung excise tax on export shipments, since Pittston Coal no longer had to accrue the tax (as more fully discussed below).

Idle and closed mine costs increased $2.1 million during the first nine months of 1999. The increase was due to the first quarter 1999 idlement of a deep mine producing metallurgical coal, in response to the previously mentioned weak market conditions, as well as additional costs at other idle mines, partially offset by the $2.0 million inventory writedown associated with the sale of the Elkay Assets in 1998.

Inactive employee costs, which primarily represent long-term employee liabilities for pension, black lung and retiree medical costs, increased 35% from the first nine months of 1998 to the same period in 1999 primarily due to higher costs related to certain long-term benefit obligations as a result of reductions in the amortization of actuarial gains, a decrease in the discount rate used to calculate the present value of the liabilities and higher premiums under the Coal Industry Retiree Benefit Act of 1992.

Selling, general and administrative expenses for the first nine months of 1999 increased $2.4 million over the prior year comparable period, primarily as the result of a provision related to the bankruptcy of a significant user of Pittston Coal's metallurgical coal.

On February 10, 1999, the US District Court for the Eastern District of Virginia entered a final judgment in favor of certain of the Company's subsidiaries, ruling that the federal black lung excise tax ("FBLET") imposed under Section 4121 of the Internal Revenue Code is unconstitutional as applied to export coal sales and ordering a refund to the subsidiaries of approximately $0.7 million (plus interest) for the FBLET that those companies paid for the quarter ended March 31, 1997. The government did not appeal the judgment before the April 12, 1999 deadline for noticing an appeal. A refund of $0.8 million including interest was received in July, 1999. The Company will seek additional refunds of the FBLET it paid on export coal sales for all open statutory periods. The ultimate amounts and timing of such refunds, if any, cannot be determined at the present time. As a result of this judgment, Pittston Coal no longer has to incur the tax on exported coal sales in 1999. During the first nine months of 1998, such tax amounted to approximately $1.9 million.

Pittston Coal continues cash funding for charges recorded in prior years for facility closure costs recorded as restructuring and other charges in the Statement of Operations. The following table analyzes the changes in liabilities during the first nine months of 1999 for such costs:

                                                             Employee
                                                   Mine  Termination,
                                                    and       Medical
                                                  Plant           and
                                                Closure     Severance
(In thousands)                                    Costs         Costs    Total
------------------------------------------------------------------------------
Balance as of December 31, 1998               $   8,906        16,307   25,213
Payments                                          1,373         1,355    2,728
Reversals (a)                                         -           851      851
------------------------------------------------------------------------------
Balance as of September 30, 1999              $   7,533        14,101   21,634
------------------------------------------------------------------------------

(a) Reversals relate to favorable workers'compensation claim experience.

MINERAL VENTURES
Mineral Ventures generated net sales during the third quarter of 1999 of $3.0 million, an 18% decrease from the $3.7 million reported in the third quarter of 1998. The decrease in net sales resulted from the year-over-year decline in the market price of gold and lower sales volume. Operating loss for the third quarter of 1999 was $2.0 million compared to an operating loss of $1.1 million in the same period last year. The operating loss during the third quarter of 1999 was negatively impacted by lower realizations and higher production costs due primarily to poor grade and recovery. The cash cost per ounce of gold sold increased from $205 in the third quarter of 1998 to $280 in the third quarter of 1999, reflecting higher production costs and the exchange rate impact of a slightly stronger Australian dollar as compared to the third quarter of 1998.

Mineral Ventures generated net sales during the first nine months of 1999 of $9.7 million, a 18% decrease from the $11.9 million reported in the first nine months of 1998, reflecting a year-over-year decline in the market price of gold. For the nine months ended September 30, 1999, Mineral Ventures gold realizations have declined approximately 16% over the year ago price, reflecting the deterioration in the market price of gold during most of the third quarter of 1999. Mineral Ventures generated an operating loss of $4.0 million for the first nine months of 1999 compared to an operating loss of $1.4 million in the same period last year. The cash cost per ounce of gold sold increased from $210 in the first nine months of 1998 to $257 in the same period of 1999. Production costs in the first nine months of 1999 were negatively impacted by a high percentage of low grade ore milled during the first quarter and by inefficiencies resulting from the delay in the installation of a ventilation shaft during the nine month period, which resulted in poor productivity and as mentioned above, the third quarter suffered from poor grade and recovery. Increased equity income from Mining Project Investors ("MPI"), partially offset the increased operating losses of the gold mine.

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

CORPORATE EXPENSES
In the third quarters of 1999 and 1998, corporate expenses totaled $5.5 million and $4.9 million, respectively. In the first nine months of 1999, corporate expenses decreased $7.2 million from $23.5 million in the corresponding period of 1998. Corporate expenses in the first nine months of 1998 included $5.8 million of expenses related to a retirement agreement between the Company and its former Chairman and CEO. Corporate expenses in the first nine months of 1998 also include costs associated with a severance agreement with a former member of the Company's senior management.

OTHER OPERATING INCOME, NET
Other operating income, net, generally includes the Company's share of net earnings or losses of unconsolidated affiliates, primarily Brink's equity affiliates, royalty income and gains and losses from foreign currency exchange and from sales of coal assets. Other operating income, net for the three and nine months ended September 30, 1999 was $5.0 million and $14.3 million, respectively, compared to $8.6 million and $14.7 million, respectively, in the three and nine months ended September 30, 1998. The lower level of income in the quarter ended September 30, 1999 versus 1998 is due to gains on the sale of certain coal assets of $5.4 million in 1998 and lower gains from litigation settlements in 1999 partially offset by $1.8 million of higher earnings from Brink's equity affiliates (primarily Mexico). The lower level of income in the first nine months of 1999 primarily relates to higher gains on coal asset sales in 1998 coupled with higher gains from the settlement of litigation in 1998 at Pittston Coal, partially offset by higher equity in earnings at affiliates of Brink's and Mineral Ventures.

INTEREST EXPENSE, NET
Net interest expense decreased $2.0 million (21%) in the third quarter and increased $0.3 million (1%) in the first nine months of 1999. The decrease in the 1999 third quarter was due to lower average interest rates on domestic and foreign borrowings which more than offset higher average borrowings. The slight increase in the first nine months of 1999 versus 1998 was due to higher average borrowings throughout the period which were substantially offset by lower average interest rates in the second and third quarters.

OTHER INCOME/EXPENSE, NET
Other income, net for the third quarter ended September 30, 1999 of $0.1 million decreased $0.9 million from the prior year quarter. Other expense, net was $0.2 million in the first nine months of 1999 as compared to income of $0.6 million last year. Quarter fluctuations reflect the impact of lower net foreign currency translation gains. Year-to-date fluctuations reflect lower gains on sale of assets and net foreign currency translation gains which have been partially offset by a decrease in minority interest expense.

INCOME TAXES
In the 1999 periods presented, the provision for income taxes was less than the statutory federal income tax rate of 35% primarily due to the tax benefits of percentage depletion from Pittston Coal and lower taxes on foreign income, partially offset by provisions for goodwill amortization and state income taxes. The effective tax rate for the Company was lower in the 1999 periods presented compared to 1998 due to the magnitude of the loss before income taxes for Pittston Coal in 1999 and higher than normal expense at the Company's BAX Global operations in 1998. In the 1998 periods presented, the provision for income taxes was more than the statutory federal income tax rate of 35% since the higher than normal expenses caused non-deductible items (principally goodwill amortization) to be a more significant factor in calculating the effective tax rate.

                             FINANCIAL CONDITION

CASH FLOW REQUIREMENTS
Cash provided by operating activities during the first nine months of 1999 totaled $212.8 million compared with $115.8 million in the first nine months of 1998. This increase resulted from higher cash earnings combined with a decrease in the cash required to fund working capital. The decrease in working capital requirements primarily resulted from reduced sales at the Company's Coal Operations.

INVESTING ACTIVITIES
Cash capital expenditures for the first nine months of 1999 approximated $188.8 million, down from approximately $191.0 million in the comparable period in 1998. Of the 1999 amount of cash capital expenditures, $63.7 million was spent by Brink's, $60.8 million was spent by BHS, $48.6 million was spent by BAX Global, $12.5 million was spent by Pittston Coal and $3.2 million was spent by Mineral Ventures. For the full year of 1999, company-wide cash capital expenditures are projected to range between $230 million and $250 million. The foregoing amounts exclude expenditures that have been or are expected to be financed through capital leases and any acquisition expenditures.

The increase in aircraft heavy maintenance expenditures of $32.9 million was primarily due to the acquisition of ATI in 1998 as well as an overall increase in the costs of heavy maintenance repairs.

During the second quarter of 1998, Pittston Coal disposed of certain Elkay Assets. Total cash proceeds from the sale amounted to approximately $18 million. Investing activities for the nine months ended September 30, 1998 also included the acquisition of ATI for a purchase price of approximately $29 million.

FINANCING
The Company intends to fund cash capital expenditures through cash flow from operating activities or through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or other borrowing arrangements.

Cash flows provided by financing activities were $15.8 million for the first nine months of 1999, compared with $108.6 million provided by financing activities for the same period in 1998. The 1998 levels reflect additional borrowings of $83.0 million primarily resulting from higher working capital requirements as well as the acquisition of ATI in April 1998. In addition, the 1999 period includes additional borrowings used to finance the purchase of the Company's Preferred Stock (discussed in more detail below).

The Company has a $350.0 million credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million. As of September 30, 1999 and December 31, 1998 borrowings of $100 million were outstanding under the term loan portion of the Facility and $166.7 million and $91.6 million, respectively, of additional borrowings were outstanding under the remainder of the Facility.

MARKET RISKS AND HEDGING AND DERIVATIVE ACTIVITIES
The Company has activities in a number of foreign countries throughout the world. Operations within these countries expose the Company to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. In addition, the Company consumes and sells certain commodities in its businesses, exposing it to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by the Company as an integral part of its overall risk management program. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency rate fluctuations may have on the translated results in any one country. The Company's risk management program considers this favorable diversification effect as it measures the Company's exposure to financial markets and as appropriate, seeks to reduce the potentially adverse effects that the volatility of certain markets may have on its operating results. The Company has not had any material change in its market risk exposures with respect to its interest rate and foreign currency risk since December 31, 1998.

The following table represents the Company's outstanding commodity hedge contracts as of September 30, 1999:


(In thousands, except               Notional   Weighted Average     Estimated
average contract rates)               Amount      Contract Rate    Fair Value
------------------------------------------------------------------------------
Forward gold sale contracts (a)            7       $        305   $        38
Forward swap contracts:
   Jet fuel purchases (pay fixed) (b) 18,000             0.4949         1,332
   Natural gas (receive fixed) (c)     1,700             2.5700          (213)
Commodity options:
   Jet fuel purchases (collar) (b)    11,300   0.5319 to 0.4499         1,126
   Jet fuel purchases (cap) (b)        3,000             0.6125           130
   Diesel fuel purchases (cap) (b)     3,000             0.5628           252
------------------------------------------------------------------------------

(a)   Notional amount in ounces of gold.
(b)   Notional amount in gallons of fuel.
(c)   Notional amount in Btus.

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

Brink's
The Brink's Year 2000 Project Team has divided its Year 2000 readiness program into six phases: (i) inventory, (ii) assessment, (iii) renovation, (iv) validation/testing, (v) implementation and (vi) integration. Worldwide, Brink's is largely in the implementation and integration phases of its Year 2000 readiness program.

Brink's North America
With respect to Brink's North American operations, all core IT systems have been identified, renovation has taken place and the Year 2000 project is currently in the final stages of implementation and integration. The implementation of non-IT systems, which include armored vehicles, closed circuit televisions, videocassette recorders and certain currency processing equipment, is substantially complete as of September 30, 1999. Substantially all of Brink's North America IT systems have been tested and validated as Year 2000 ready. Management currently believes that all its IT and non-IT systems will be Year 2000 ready or that there will be no material adverse effect on operations or financial results due to non-readiness.

Brink's International
All international affiliates have been provided with an implementation plan, prepared by the Global Year 2000 Project Team. In addition, there is senior management sponsorship in all international countries. The implementation plan requires semi-monthly reports as to the status of each category in each country. The categories include core systems, non-core systems, hardware, facilities, special equipment, voice/data systems, etc. Countries in Europe, Latin America and Asia/Pacific are in varying phases of the Year 2000 readiness program. In Europe, core systems have been identified, renovation has taken place and the Year 2000 project is currently in the implementation and integration phases. In both Latin America and Asia/Pacific, most countries are currently in implementation on core systems with a few completing renovation and testing with respect to certain applications. Brink's plans to have completed all phases of its Year 2000 readiness program on a timely basis prior to Year 2000.

BHS
The BHS Year 2000 Project Team has divided its Year 2000 readiness program into four phases: (i) assessment, (ii) remediation/replacement, (iii) testing and
(iv) integration. As of September 30, 1999, BHS has completed the assessment and remediation/replacement phases. Approximately 99% of BHS' IT and non-IT systems had been tested and verified as Year 2000 ready and BHS is currently in the integration phase. BHS plans to have completed all phases of its Year 2000 readiness program on a timely basis prior to Year 2000.

BAX Global
The BAX Global Year 2000 Project Team has divided its Year 2000 readiness program into five phases: (i) inventory (ii) assess and test, (iii) renovate,
(iv) test and verify and (v) implement. During the first nine months of 1999, the inventory and assessment phases of major systems have been completed worldwide. Renovation activities for major systems are complete. Replacement activities for non-compliant components and systems that are not scheduled for renovation are complete. Testing is complete for major systems that have been renovated. BAX Global plans to have completed all phases of its Year 2000 readiness program on a timely basis prior to Year 2000. As of September 30, 1999, more than 95% of BAX Global's IT and non-IT critical systems have been tested and verified as Year 2000 ready.

Pittston Coal and Mineral Ventures
The Pittston Coal and Mineral Ventures Year 2000 Project Teams have divided their Year 2000 readiness programs into four phases: (i) assessment, (ii) remediation/replacement, (iii) testing and (iv) integration. At September 30, 1999, the majority of the core IT assets are either already Year 2000 ready or in the testing or integration phases. Pittston Coal and Mineral Ventures plan to have completed all phases of their Year 2000 readiness programs on a timely basis prior to Year 2000. As of September 30, 1999, approximately 98% of hardware systems and embedded systems have been tested and verified and/or certified as Year 2000 ready.

The Company
As part of its Year 2000 projects, the Company has sent comprehensive questionnaires to significant suppliers and others with which it does business, regarding their Year 2000 compliance and is in the process of identifying significant problem areas with respect to these business partners. The Company is relying on such third parties' representations regarding their own readiness for Year 2000. This process will be ongoing and efforts with respect to specific problems will depend in part upon the Company's assessment of the risk that any such problems associated with business partners may have a material adverse impact on its operations.

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

Projected Year 2000 acceleration and remediation costs have increased by approximately $2 million over previously reported amounts due to the decision to use BAX Global resources on customer focused projects (other than Year 2000) and expand the scope of Year 2000 subcontractors, and due to additional costs incurred in order for the Year 2000 program to remain on schedule.

Total anticipated remediation and acceleration costs are detailed in the table below:


(Dollars in millions)
ACCELERATION                                  Capital       Expense      Total
------------------------------------------------------------------------------
Total anticipated Year 2000 costs           $    25.0           3.1       28.1
Incurred through September 30, 1999              23.7           2.6       26.3
------------------------------------------------------------------------------
Remainder                                   $     1.3           0.5        1.8
------------------------------------------------------------------------------

REMEDIATION                                   Capital       Expense      Total
------------------------------------------------------------------------------
Total anticipated Year 2000 costs           $    12.4          19.2       31.6
Incurred through September 30, 1999              10.4          17.6       28.0
------------------------------------------------------------------------------
Remainder                                   $     2.0           1.6        3.6
------------------------------------------------------------------------------

TOTAL                                         Capital       Expense      Total
------------------------------------------------------------------------------
Total anticipated Year 2000 costs           $    37.4          22.3       59.7
Incurred through September 30, 1999              34.1          20.2       54.3
------------------------------------------------------------------------------
Remainder                                   $     3.3           2.1        5.4
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

BAX Global
The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect results of operations, liquidity and financial condition of BAX Global. The extent to which such a failure may adversely affect operations is being assessed. BAX Global believes its most reasonably likely worst case scenario is that it will experience a number of minor system malfunctions and errors in the early days and weeks of the Year 2000 that were not detected during its renovation and testing efforts. BAX Global currently believes that these problems will not be overwhelming and are not likely to have a material effect on the Company's operations or financial results. As noted above, BAX Global is vulnerable to significant suppliers', customers' and other third parties' (particularly government agencies such as the Federal Aviation Administration and customs agencies worldwide) inability to remedy their own Year 2000 issues. As BAX Global cannot control the conduct of third parties, there can be no guarantee that Year 2000 problems originating with a supplier, customer or other third party will not occur. However, BAX Global's program of communication with and assessments of major third parties with whom they do business is intended to minimize any potential risks related to third party failures.

Pittston Coal and Mineral Ventures
Pittston Coal and Mineral Ventures believe that their internal information technology systems will be renovated successfully prior to year 2000. Critical systems that would cause the greatest disruption to the organization have been identified and remediated. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Management currently believes such failures should have no material or significant adverse effect on the results of operations or financial condition of the Company. Pittston Coal and Mineral Ventures believe they have identified their likely worst case scenarios. The likely worst case scenarios, assuming no external failures such as power outages or delays in railroad transportation services, could be delays in invoicing customers and paying of vendors. These likely worst case scenarios, should they occur, are not expected to result in a material impact on the Company's financial statements. The production of coal and gold is not heavily dependent on computer technology and would continue with limited impact.

READINESS FOR YEAR 2000: CONTINGENCY PLAN
The following is a description of the Company's contingency plans for each of its operating units:

Brink's
A contingency planning document, which was developed with the assistance of an external facilitator, has been distributed to Brink's North American operations. Brink's provides a number of different services to its customers and each type of service line was reviewed during the contingency planning sessions. This contingency planning document addresses the issue of what Brink's response would be should a system/device fail, as well as what preparations and actions are required beforehand to ensure continuity of services if those identified systems failed. This includes, in some cases, reverting to paper processes to track and handle packages, additional staff if required and increased supervisory presence. Brink's may experience some additional personnel expenses related to minimizing the impact of potential Year 2000 failures, but they are not expected to be material. This contingency planning document was made available to Brink's International operations to use as guidance in developing appropriate contingency plans at each of their locations and for the specific services they provide to their customers.

BHS
BHS has developed a contingency plan for dealing with the most reasonably likely worst case scenario. This contingency planning document addresses the issue of what BHS's response would be should it sustain a service outage encountered by the third party electric utility, local telephone company, and/or primary long distance telephone service provider at its principal monitoring facility. This includes, among other things, the testing of redundant system connectivity routed through multiple switching stations of the local telephone company, and testing of backup electric generators at both BHS's principal and backup monitoring facilities.

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

Pittston Coal and Mineral Ventures
During the second quarter of 1999, Pittston Coal and Mineral Ventures initiated contingency planning for dealing with their most reasonably likely worst case scenarios. The foundation for their Year 2000 Programs is to ensure that critical systems are renovated/replaced and tested prior to when a Year 2000 failure might occur if the programs were not undertaken. As of September 30, 1999, critical systems have been tested and verified as Year 2000 ready. In addition, as a normal course of business, Pittston Coal and Mineral Ventures maintain and deploy contingency plans designed to address various other potential business interruptions. These plans may be applicable to address the interruption of support provided by third parties resulting from their failure to be Year 2000 ready.

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

CONTINGENT LIABILITIES
The Company commenced insurance coverage litigation in 1990, in the United States District Court of the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. The Company was able to conclude the settlement with all of its insurers without a trial. Taking into account the proceeds from the settlement with its insurers, it is the Company's belief that the ultimate amount that it would be liable for related to the remediation of the Tankport site will not significantly adversely impact the Company's results of operations or financial position.

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

Under the share repurchase programs authorized by the Board of Directors (the "Board"), the Company purchased shares in the periods presented:


                                            Three Months           Nine Months
(Dollars in millions,                 Ended September 30    Ended September 30
shares in thousands)                      1999      1998       1999       1998
------------------------------------------------------------------------------
Brink's Stock:
 Shares                                      -      35.4      100.0      149.5
 Cost                                 $      -       1.2        2.5        5.6
BAX Stock:
 Shares                               $      -     245.7          -      650.6
 Cost                                        -       2.9          -       10.1
Convertible Preferred Stock:
 Shares                                      -         -       83.9        0.4
 Cost                                 $      -         -       21.0        0.1
 Excess carrying amount (a)           $      -         -        9.2          -
------------------------------------------------------------------------------

(a) The excess of the carrying amount of the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Statement of Operations.

On March 12, 1999, the Board increased the remaining authority to purchase its Convertible Preferred Stock by $4.3 million. On March 15, 1999, the Company purchased 0.08 million shares (or 0.8 million depositary shares) of its Convertible Preferred Stock for $21.0 million. The Convertible Preferred Stock is convertible into Minerals Stock and has an annual dividend rate of $31.25 per share. Preferred dividends included on the Company's Statement of Operations for the nine months ended September 30, 1999 are net of $19.2 million, which is the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to the holders of the Convertible Preferred Stock.

As of September 30, 1999,  the Company had the  remaining  authority to purchase
0.9 million shares of Brink's Stock; 1.5 million shares of BAX Stock; 1.0 million shares of Minerals Stock and an additional $7.6 million of its Convertible Preferred Stock. The remaining aggregate purchase cost limitation for all common stock was $22.2 million as of September 30, 1999.

DIVIDENDS
The Board intends to declare and pay dividends, if any, on Brink's Stock, BAX Stock and Minerals Stock based on the earnings, financial condition, cash flow and business requirements of the Brink's Group, BAX Group and the Minerals Group, respectively. Since the Company remains subject to Virginia law limitations on dividends, losses by one Group could affect the Company's ability to pay dividends in respect of stock relating to the other Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount as defined in the Company's Articles of Incorporation. The Available Minerals Dividend Amount may be reduced by activity that reduces shareholder's equity or the fair value of net assets of the Minerals Group. Such activity includes net losses by the Minerals Group, dividends paid on the Minerals Stock and the Convertible Preferred Stock, repurchases of Minerals Stock and the Convertible Preferred Stock, and foreign currency translation losses. In May 1998, the Company reduced the dividend rate on Minerals Stock to 10.0 cents per year per share for shareholders as of the May 15, 1998 record date. As a result of recent financial performance of the Minerals Group and coal industry conditions, as well as consideration of financial condition, cash flow and business requirements, including the Available Minerals Dividend Amount, the Board has declined to declare a quarterly dividend on Minerals Stock since the first quarter of 1999. Dividends on the remaining Convertible Preferred Stock were declared.

During the first nine months of 1999 and 1998, the Board declared and the Company paid cash dividends of 7.50 cents per share of Brink's Stock and 18.00 cents per share of BAX Stock, as well as 2.50 and 21.25 cents, respectively, per share of Minerals Stock. Dividends paid on the Convertible Preferred Stock in the first nine months of 1999 and 1998 were $1.3 million and $2.7 million, respectively.

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

FORWARD LOOKING INFORMATION
Certain of the matters discussed herein, including statements regarding coal sales, coal and gold market conditions, idle equipment and closed mine costs, the impact of operating cost increases on steam coal margins, review of capacity requirements, improvement efforts underway in Australia, the intended enhancements from information technology spending, costs of long-term employee liabilities, the outcome and potential financial impact of the coal resources study, status of mining permit approvals, increases in operating costs, projected capital spending and the readiness for Year 2000, involve forward looking information which is subject to known and unknown risks, uncertainties, and contingencies which could cause actual results, performance or achievements, to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the Company, include, but are not limited to, overall economic and business conditions, the demand for the Company's products and services, pricing and other competitive factors in the industry, geological conditions, the outcome of the coal asset study, new government regulations and/or legislative initiatives, required permits and approvals, judicial decisions, variations in costs or expenses, variations in the spot prices of coal, the ability of counterparties to perform, changes in the scope of improvements to information systems and Year 2000 initiatives, delays or problems in the implementation of Year 2000 initiatives by the Company and/or any public or private sector suppliers and service providers and customers, and delays or problems in the design and implementation of improvements to information systems.




                            PITTSTON BRINK'S GROUP
                                BALANCE SHEETS
                                (IN THOUSANDS)


                                                September 30       December 31
                                                        1999              1998
------------------------------------------------------------------------------
                                                 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                         $   44,381            52,276
Accounts receivable (net of estimated
  uncollectible amounts:
  1999 - $13,767; 1998 - $14,222)                    249,445           230,548
Receivable - Pittston Minerals Group                   7,103            10,321
Inventories                                            9,601             9,466
Prepaid expenses and other current assets             21,762            20,778
Deferred income taxes                                 23,138            23,541
------------------------------------------------------------------------------
Total current assets                                 355,430           346,930

Property, plant and equipment, at cost
  (net of accumulated
  depreciation and amortization: 1999 - $339,660;
  1998 - $318,382)                                   523,548           490,727
Intangibles, net of accumulated amortization          62,746            62,706
Deferred pension assets                               26,096            28,818
Deferred income taxes                                 13,232             7,912
Other assets                                          38,674            39,911
------------------------------------------------------------------------------
Total assets                                      $1,019,726           977,004
------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term borrowings                             $   27,492            19,800
Current maturities of long-term debt                  41,980            32,062
Accounts payable                                      47,869            59,608
Accrued liabilities                                  198,764           195,082
------------------------------------------------------------------------------
Total current liabilities                            316,105           306,552

Long-term debt, less current maturities               62,520            93,345
Postretirement benefits other than pensions            4,577             4,354
Workers' compensation and other claims                11,229            11,229
Deferred income taxes                                 58,185            53,876
Payable - Pittston Minerals Group                      3,922             2,943
Other liabilities                                     27,995            18,071
Minority interests                                    25,125            25,224
Commitments and contingent liabilities
Shareholder's equity                                 510,068           461,410
------------------------------------------------------------------------------
Total liabilities and shareholder's equity        $1,019,726           977,004
------------------------------------------------------------------------------

See accompanying notes to financial statements.




                            PITTSTON BRINK'S GROUP
                           STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (Unaudited)


                                          Three Months             Nine Months
                                    Ended September 30      Ended September 30
                                      1999        1998        1999        1998
------------------------------------------------------------------------------
Operating revenues                $406,054    381,497    1,183,540   1,051,642

Costs and expenses:
Operating expenses                 307,129    289,878      903,509     796,833
Selling, general and administrative
  expenses                          61,753     55,095      178,083     152,355
------------------------------------------------------------------------------
Total costs and expenses           368,882    344,973    1,081,592     949,188
Other operating income
  (expense), net                       904       (650)       3,198         340
------------------------------------------------------------------------------
Operating profit                    38,076     35,874      105,146     102,794
Interest income                        869        913        2,248       2,401
Interest expense                    (4,442)    (6,427)     (15,253)    (15,292)
Other income, net                      473      1,416          611       1,563
------------------------------------------------------------------------------
Income before income taxes          34,976     31,776       92,752      91,466
Provision for income taxes          12,945     11,768       34,318      33,851
------------------------------------------------------------------------------
Net income                        $ 22,031     20,008       58,434      57,615
------------------------------------------------------------------------------

Net income per common share:
  Basic                           $   0.56       0.52         1.50        1.49
  Diluted                             0.56       0.51         1.49        1.47
------------------------------------------------------------------------------

Cash dividends per common share   $  0.025      0.025        0.075       0.075
------------------------------------------------------------------------------

Weighted average common shares outstanding:
  Basic                             39,122     38,797       39,001      38,664
  Diluted                           39,269     39,180       39,182      39,155
------------------------------------------------------------------------------

Comprehensive income              $ 20,742     15,867       45,261      49,668
------------------------------------------------------------------------------

See accompanying notes to financial statements.




                            PITTSTON BRINK'S GROUP
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (Unaudited)


                                                                   Nine Months
                                                            Ended September 30
                                                              1999        1998
------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                               $  58,434      57,615
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                             76,421      60,050
  Provision (credit) for deferred income taxes                 901      (3,164)
  Provision for pensions, noncurrent                         5,617       2,913
  Provision for uncollectible accounts receivable            5,720       6,918
  Equity in (earnings) loss of unconsolidated affiliates
    net of dividends received                               (2,631)        371
  Other operating, net                                       4,349       5,617
  Change in operating assets and liabilities,
    net of effects of acquisitions
    and dispositions:
    Increase in accounts receivable                        (14,858)    (27,488)
    Increase in inventories                                 (2,794)     (3,213)
    Increase in prepaid expenses and other current assets   (1,623)     (2,392)
    (Decrease) increase in accounts payable and
      accrued liabilities                                   (9,293)      6,356
    Increase in other assets                                (3,268)     (2,607)
    Decrease in other liabilities                           (3,208)       (316)
    Other, net                                                (294)     (8,823)

Net cash provided by operating activities                  113,473      91,837
------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                (124,557)   (113,274)
Proceeds from disposal of property, plant and equipment      4,659       4,366
Acquisitions, net of cash acquired, and related
  contingent payments                                         (429)     (5,526)
Other, net                                                   5,685      (2,038)
------------------------------------------------------------------------------
Net cash used by investing activities                     (114,642)   (116,472)
------------------------------------------------------------------------------
Cash flows from financing activities:
Increase (decrease) in short-term borrowings                11,018      (3,054)
Additions to long-term debt                                 10,270      14,588
Reductions of long-term debt                               (28,793)     (7,749)
Payments from Minerals Group                                 4,218      19,418
Proceeds from exercise of stock options                      1,909       6,103
Dividends paid                                              (2,834)     (2,768)
Repurchase of common stock                                  (2,514)     (6,346)
------------------------------------------------------------------------------
Net cash (used) provided by financing activities            (6,726)     20,192
------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                   (7,895)     (4,443)
Cash and cash equivalents at beginning of period            52,276      37,694
------------------------------------------------------------------------------
Cash and cash equivalents at end of period               $  44,381      33,251
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

(2) The following is a reconciliation between the calculation of basic and diluted net income per share:


                                          Three Months             Nine Months
                                    Ended September 30      Ended September 30
      Brink's Group                   1999        1998        1999        1998
      ------------------------------------------------------------------------
      NUMERATOR:
      Net income - Basic and diluted
        net income per share     $  22,031      20,008      58,434      57,615

      DENOMINATOR:
      Basic weighted average common
        shares outstanding          39,122      38,797      39,001      38,664
      Effect of dilutive securities:
        Stock options                  147         383         181         491
      ------------------------------------------------------------------------
      Diluted weighted average
        common shares outstanding   39,269      39,180      39,182      39,155
      ------------------------------------------------------------------------

      Options to purchase 1,410 shares of Brink's Stock, at prices between $25.57 and $39.56 per share, and options to purchase 1,164 shares of Brink's Stock, at prices between $26.69 and $39.56 per share, were outstanding during the three and nine months ended September 30, 1999, respectively, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

      The shares of Brink's Stock held in the Pittston Company Employee Benefits Trust ("Trust") are subject to the treasury stock method and effectively are not included in the basic and diluted net income per share calculations. As of September 30, 1999, 1,691 shares of Brink's Stock (2,126 in 1998) remained in the Trust.

(3) Depreciation and amortization of property, plant and equipment totaled $25,767 and $74,668 in the third quarter and first nine months of 1999, respectively, compared to $20,799 and $58,590 in the third quarter and first nine months of 1998, respectively.

(4) Cash payments made for interest and income taxes, net of refunds received, were as follows:


                                          Three Months             Nine Months
                                    Ended September 30      Ended September 30
                                      1999        1998        1999        1998
      ------------------------------------------------------------------------
      Interest                     $ 4,094       5,575      15,946      14,038
      ------------------------------------------------------------------------
      Income taxes                 $13,642       6,644      40,156      31,679
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

(5) As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Brink's Group and the BHS segment by $1,250 and $3,455 for the third quarter and nine month periods of 1998, respectively. The effect of this change increased diluted net income per common share of the Brink's Group by $0.02 and $0.06 in the third quarter and nine month periods of 1998, respectively.

(6) The cumulative impact of foreign currency translation adjustments deducted from shareholder's equity was $50,110 and $36,892 at September 30, 1999 and December 31, 1998, respectively.

(7) Under the share repurchase programs authorized by the Board of Directors (the "Board"), the Company purchased shares in the periods presented as follows:


                                           Three Months            Nine Months
                                     Ended September 30     Ended September 30
      (In thousands)                   1999        1998       1999        1998
      ------------------------------------------------------------------------
      Brink's Stock:
        Shares                            -        35.4      100.0       149.5
        Cost                        $     -       1,262      2,514       5,617
      Convertible Preferred Stock:
        Shares                            -           -       83.9         0.4
        Cost                        $     -           -     20,980         146
        Excess carrying amount (a)  $     -           -     19,201          23
      ------------------------------------------------------------------------

     (a) The excess of the carrying amount of the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Statement of Operations.

      On March 12, 1999, the Board increased the remaining authority to purchase its Convertible Preferred Stock by $4,300. On March 15, 1999, the Company purchased 83.9 shares (or 839 depositary shares) of its Convertible
      Preferred Stock for $20,980. The Convertible Preferred Stock is convertible into Minerals Stock and has an annual dividend rate of $31.25 per share. Preferred dividends included on the Company's Statement of Operations for the nine months ended September 30, 1999 are net of $19,201, which is the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to the holders of the Convertible Preferred Stock. The cash flow requirements and proceeds and the costs of the Convertible Preferred Stock have been attributed to the Minerals Group.

      As of September 30, 1999, the Company had the remaining authority to purchase 900 shares of Brink's Stock and an additional $7,556 of its Convertible Preferred Stock. The remaining aggregate purchase cost limitation for all common stock was $22,184 as of September 30, 1999.

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


                            RESULTS OF OPERATIONS

                                          Three Months             Nine Months
                                    Ended September 30      Ended September 30
(In thousands)                        1999        1998        1999        1998
------------------------------------------------------------------------------
Operating revenues:
Brink's:
  North America                   $146,807     136,284     426,531     401,338
  Europe                           112,330     110,351     327,761     251,073
  Latin America                     80,931      76,983     236,260     229,823
  Asia/Pacific                       7,862       6,083      22,727      19,141
------------------------------------------------------------------------------
Total Brink's                      347,930     329,701   1,013,279     901,375
BHS                                 58,124      51,796     170,261     150,267
------------------------------------------------------------------------------

Total operating revenues          $406,054     381,497   1,183,540   1,051,642
------------------------------------------------------------------------------

Operating profit (loss):
Brink's:
  North America                   $ 12,038      13,167      32,087      35,099
  Europe                            10,062      10,039      22,562      17,252
  Latin America                      6,580       2,091      21,392      18,122
  Asia/Pacific                      (1,360)       (702)     (6,221)         88
------------------------------------------------------------------------------
Total Brink's                       27,320      24,595      69,820      70,561
BHS                                 12,663      13,008      41,000      40,405
------------------------------------------------------------------------------
Total segment operating profit      39,983      37,603     110,820     110,966
General corporate expense           (1,907)     (1,729)     (5,674)     (8,172)
------------------------------------------------------------------------------
Total operating profit            $ 38,076      35,874     105,146     102,794
------------------------------------------------------------------------------



                           SELECTED FINANCIAL DATA

                                          Three Months             Nine Months
                                    Ended September 30      Ended September 30
(In thousands)                        1999        1998        1999        1998
------------------------------------------------------------------------------
Depreciation and amortization:
  Brink's                         $ 13,619      11,718      38,877      32,392
  BHS                               12,624       9,577      37,319      27,482
  General corporate                    101          62         225         176
------------------------------------------------------------------------------
Total depreciation and
  amortization                    $ 26,344      21,357      76,421      60,050
------------------------------------------------------------------------------
Cash capital expenditures:
  Brink's                         $ 19,771      25,969      63,686      53,679
  BHS                               21,610      21,893      60,848      59,395
  General corporate                     10          39          23         200
------------------------------------------------------------------------------
Total cash capital expenditures   $ 41,391      47,901     124,557     113,274
------------------------------------------------------------------------------

The Brink's Group's net income totaled $22.0 million ($0.56 per share) in the third quarter of 1999 compared with $20.0 million ($0.51 per share) in the third quarter of 1998. Operating profit for the 1999 third quarter of $38.1 million increased 6% from the $35.9 million recorded in the third quarter of 1998. Revenues for the 1999 third quarter increased $24.6 million compared with the 1998 third quarter. Net interest expense in the third quarter of 1999 was $3.6 million, $1.9 million less than net interest expense in the third quarter of 1998. The reduced interest expense was due to lower overall debt levels and to lower interest rates in Venezuela.

In the first nine months of 1999, net income totaled $58.4 million ($1.49 per share) compared with $57.6 million ($1.47 per share) in the first nine months of 1998. Operating profit for the first nine months of 1999 increased to $105.1 million from $102.8 million in the same period of 1998. Revenues for the first nine months of 1999 increased $131.9 million or 12% compared with the first nine months of 1998. Net interest expense increased slightly during the first nine months of 1999 compared with the first nine months of 1998.

BRINK'S
Brink's consolidated revenues totaled $347.9 million in the third quarter of 1999 compared with $329.7 million in the third quarter of 1998. Brink's operating profit of $27.3 million in the third quarter of 1999 represented a $2.7 million (11%) increase versus the $24.6 million of operating profit reported in the prior year quarter. The increase in revenue occurred in all global regions and was partially offset by the impact of the stronger US dollar versus many Latin American and European currencies relative to a year ago. Operating profit increases in Latin America were partially offset by decreases in North America and Asia Pacific, while European operating results remained level with the prior year quarter.

Revenues from North American operations (United States and Canada) increased $10.5 million (8%) to $146.8 million in the 1999 third quarter from $136.3 million in the prior year's quarter. North American operating profit decreased $1.1 million to $12.0 million in the current year quarter. Revenue increases stemmed from growth in the armored car operations, which include ATM services. The margin contributed by the increased revenue was more than offset by increased selling, general and administrative expenses, primarily representing increased information technology expenditures in North America. The increased information technology spending is intended to enhance Brink's capabilities in transportation of valuables, ATM servicing, money processing and air courier operations as well as to implement communication improvements.

Revenues from European operations amounted to $112.3 million, representing an increase of $2.0 million (2%) versus the same quarter last year. European operating profit for the 1999 third quarter of $10.1 million was only slightly greater than operating profit in the same quarter last year, as improved results on a local currency basis were offset by the strengthened US dollar relative to European currencies.

In Latin America, revenues in the third quarter of 1999 of $80.9 million increased $3.9 million (5%) from the comparable period of 1998 despite a significant devaluation in Brazilian currency. Despite overall difficult economic conditions in Latin America, operating profit of $6.6 million for the third quarter of 1999 increased $4.5 million from operating profit achieved in the comparable 1998 quarter. Profitability grew in Brazil and at Brink's 20% owned Mexican affiliate, which had reported a loss in the third quarter of 1998. In addition, Brink's subsidiary in Argentina significantly reduced the level of losses associated with its startup. Operations have also benefited from cost reduction measures and other actions which have been taken during 1999 in response to weaker business conditions.

Revenues from Asia/Pacific operations of $7.9 million increased by $1.8 million from the third quarter of 1998. The operating loss from Asia/Pacific subsidiaries and affiliates in the third quarter of 1999 was $1.4 million, compared to an operating loss of $0.7 million in the prior year quarter. The operating loss was primarily due to costs associated with the business expansion in Australia; efforts are currently underway to improve that situation.

Brink's consolidated revenues totaled $1,013.3 million in the first nine months of 1999, up 12% compared with $901.4 million in the first nine months of 1998. The increase in revenue occurred in all global regions and was partially offset by the impact of the stronger US dollar versus many Latin American currencies, relative to a year ago. Brink's operating profit of $69.8 million in the first nine months of 1999 represented a $0.7 million decrease compared to the prior year period.

Revenues from North American operations increased $25.2 million (6%) to $426.5 million in the first nine months of 1999 from $401.3 million in the same period of 1998. North American operating profit decreased $3.0 million to $32.1 million in the current year period. The increase in revenues for the first nine months of 1999 primarily resulted from continued growth in armored car operations, which include ATM services. The decrease in operating profit is primarily due to increased expenditures on information technology. The increased information technology spending is intended to enhance Brink's capabilities in transportation of valuables, ATM servicing, money processing and air courier operations as well as to implement communication improvements.

Revenues and operating profit from European operations amounted to $327.8 million and $22.6 million, respectively, in the first nine months of 1999. These amounts represented increases of $76.7 million and $5.3 million, respectively, from the comparable period of 1998. The increase in revenue for 1999 was primarily due to the acquisition of nearly all the remaining shares of Brink's affiliate in France in the first quarter of 1998 as well as the acquisition of the remaining 50% interest of Brink's affiliate in Germany late in the second quarter of 1998. The operating profit increase was primarily due to the improved results from operations and Brink's increased ownership position in France which more than offset unfavorable results in Germany. There were also improvements in several other countries, including Belgium which was adversely impacted during 1998 by industry-wide labor issues.

In Latin America, revenues increased 3% to $236.3 million and operating profits increased 18% to $21.4 million from the first nine months of 1998 to the comparable 1999 period, despite a significant devaluation in the Brazilian currency. The increase in operating profits was primarily due to improved operating performance in Brazil, Brink's 20% affiliate in Mexico and the reduced loss level associated with operations in Argentina, partially offset by lower results from Venezuela, Chile and Colombia due to weaker business conditions.

Revenues from Asia/Pacific operations of $22.7 million for the first nine months of 1999 represented an increase of 19% from the comparable period of 1998. The operating loss for the first nine months of 1999 was $6.2 million, compared to operating profit of $0.1 million for the first nine months of 1998. The operating loss was primarily due to costs associated with the business expansion in Australia.

BHS
Selected financial data for BHS on a comparative basis:


                                          Three Months             Nine Months
                                    Ended September 30      Ended September 30
(Dollars in thousands)                1999        1998        1999        1998
------------------------------------------------------------------------------
Monitoring and service         $    19,355      18,268      57,797      53,602
Net marketing, sales and
  installation                      (6,692)     (5,260)    (16,797)   (13,197)
------------------------------------------------------------------------------
Operating profit                    12,663      13,008      41,000      40,405
------------------------------------------------------------------------------
Monthly recurring revenues (a)                              16,545      14,512
------------------------------------------------------------------------------
Number of subscribers:
  Beginning of period               614,380    547,658     585,565     511,532
  Installations                      26,941     28,891      79,616      84,198
  Disconnects                       (13,124)   (10,330)    (36,984)    (29,511)
------------------------------------------------------------------------------
End of period                       628,197    566,219     628,197     566,219
------------------------------------------------------------------------------

(a) Monthly recurring revenues are calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for monitoring, maintenance and related services.

Revenues for BHS increased $6.3 million (12%) to $58.1 million in the third quarter of 1999 compared to the 1998 third quarter. In the first nine months of 1999, revenues for BHS increased $20.0 million (13%) to $170.3 million. The increase in revenues was due to increased monitoring and service fee revenues, reflecting an 11% increase in the subscriber base as well as higher average monitoring fees. As a result of such growth, monthly recurring revenues at September 30, 1999 grew 14% versus those as measured at September 30, 1998.

Operating profit in the third quarter of 1999 decreased $0.3 million (3%) compared to the 1998 third quarter. In the first nine months of 1999, operating profit increased $0.6 million (1%) to $41.0 million. Operating profit in the third quarter and first nine months of 1999, as compared to the same 1998 periods, reflected increases of $1.4 million and $3.6 million, respectively, in the up-front net cost of marketing, sales and installation related to gaining new subscribers. The increases in up-front net cost in both the quarter and year to date periods were due to higher levels of sales and marketing costs as a consequence of the continuing competitive environment in the residential security market. The increase in the up-front net cost was only partially offset, in the three month period, by the favorable impact of a $1.1 million increase in operating profit attributable to monitoring and service activities (resulting from growth of 11% in the subscriber base combined with higher average monitoring fees, partially offset by higher disconnect expense). In the year to date period as compared to the prior year period, the increased profitability in monitoring and service activities more than offset the higher up-front cost of gaining new subscribers.

As of January 1, 1992, BHS elected to capitalize categories of costs not previously capitalized for home security installations. The additional costs not previously capitalized consisted of costs for installation labor and related benefits for supervisory, installation scheduling, equipment testing and other support personnel and costs incurred in maintaining facilities and vehicles dedicated to the installation process. The effect of this change in accounting principle was to increase operating profit for the Brink's Group and the BHS segment for the three and nine month periods ended September 30, 1998 by $1.3 million and $3.5 million, respectively. The effect of this change increased diluted net income per common share of the Brink's Group by $0.02 and $0.06 in the three and nine month periods ended September 30, 1998, respectively.

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

CORPORATE EXPENSES
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Brink's Group based upon utilization and other methods and criteria which management believes result in an equitable and reasonable estimate of the cost attributable to the Brink's Group. These attributions were $1.9 million and $1.7 million in the third quarter of 1999 and 1998, respectively, and $5.7 million and $8.2 million in the first nine months of 1999 and 1998, respectively. Corporate expenses in the first nine months of 1998 included additional expenses of approximately $5.8 million related to a retirement agreement between the Company and its former Chairman and CEO. Approximately $2.0 million of the $5.8 million of expenses were attributed to the Brink's Group. Corporate expenses in the first nine months of 1998 also included costs associated with a severance agreement with a former member of the Company's senior management.

OTHER OPERATING INCOME, NET
Other operating income, net consists primarily of net equity earnings of Brink's foreign affiliates. The increase in net equity earnings in the third quarter and first nine months of 1999, as compared to the same periods in 1998, is primarily due to the level of equity earnings of Brink's 20% owned affiliate in Mexico. The Mexican affiliate reported a loss in both the third quarter and nine months of 1998 and profits for the comparable periods of 1999.

INTEREST EXPENSE, NET
As compared to the prior year periods, interest expense, net decreased $1.9 million and increased $0.1 million during the three and nine month periods ended September 30, 1999, respectively. The decrease in interest expense, net in the third quarter of 1999 was due to lower overall debt levels and to lower interest rates in Venezuela. The increase in net interest expense during the first nine months of 1999 was largely due to higher average interest rates and higher average foreign borrowings in the first quarter of 1999, partially offset by lower debt levels and lower interest rates during the second and third quarters of 1999.

OTHER INCOME, NET
Other income, net which generally includes foreign translation gains and losses and minority interest expense or income, decreased $0.9 million and $1.0 million during the three and nine months ended September 30, 1999, respectively, versus the same periods of 1998. The 1999 third quarter includes lower foreign exchange gains as compared with the same period of 1998. In addition to lower foreign exchange gains, the first nine months of 1999 include lower gains on sales of assets partially offset by lower minority interest expense as compared with the first nine months of 1998.

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

CASH FLOW REQUIREMENTS
Cash provided by operating activities in the first nine months of 1999 totaled $113.5 million compared to $91.8 million in the same period of 1998 due to higher cash earnings and slightly lower working capital requirements.

INVESTING ACTIVITIES
Cash capital expenditures for the first nine months of 1999 totaled $124.6 million, of which $60.8 million was spent by BHS and $63.7 million was spent by Brink's. Expenditures incurred by BHS were primarily for customer installations, representing the expansion of the subscriber base, while expenditures incurred by Brink's were primarily for expansion, replacement or maintenance of assets used in ongoing business operations, expansion or replacement of facilities and investment in information systems and related equipment. For the full year of 1999, cash capital expenditures for the Brink's Group are expected to range between $155 million and $165 million. The foregoing amounts exclude expenditures that have been or are expected to be financed through capital leases or acquisition expenditures.

FINANCING
The Brink's Group intends to fund cash capital expenditures through cash flow from operating activities. Shortfalls, if any, will be financed through the Company's revolving credit agreements, other borrowing arrangements or repayments from the Minerals Group (as described below under "Related Party Transactions").

The Company has a $350.0 million credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million. As of September 30, 1999 and December 31, 1998, borrowings of $100.0 million were outstanding under the term loan and $166.7 million and $91.6 million, respectively, of additional borrowings were outstanding under the revolving portion of the Facility. No portion of the total amount outstanding under the Facility at September 30, 1999 or at December 31, 1998 was attributed to the Brink's Group.

Financing activities for the nine months ended September 30, 1999 primarily reflect scheduled repayments of long-term debt largely attributable to borrowings in France and Venezuela and lower repayments from the Minerals Group due to lower average intercompany borrowings.

RELATED PARTY TRANSACTIONS
At September 30, 1999, under an interest bearing borrowing arrangement, the Minerals Group owed the Brink's Group $16.1 million compared to the $20.3 million owed at December 31, 1998. At September 30, 1999 and December 31, 1998, the Brink's Group owed the Minerals Group $12.9 million for tax payments representing Minerals Group tax benefits utilized by the Brink's Group in accordance with the Company's tax sharing policy, of which $9.0 million is expected to be paid within one year.

MARKET RISKS AND HEDGING AND DERIVATIVE ACTIVITIES
The Brink's Group has activities in a number of foreign countries throughout the world. Operations within these countries expose the Brink's Group to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. These financial exposures are monitored and managed by the company as an integral part of its overall risk management program. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency rate fluctuations may have in any one country on the translated results. The Brink's Group risk management program considers this favorable diversification effect as it measures the Brink's Group exposure to financial markets and as appropriate, seeks to reduce the potentially adverse effects that the volatility of certain markets may have on its operating results. The Brink's Group has not had any material change in its market risk exposures with respect to interest rate, commodity and foreign currency risk since December 31, 1998.

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

READINESS FOR YEAR 2000: STATE OF READINESS
Brink's
The Brink's Year 2000 Project Team has divided its Year 2000 readiness program into six phases: (i) inventory, (ii) assessment, (iii) renovation, (iv) validation/testing, (v) implementation and (vi) integration. Worldwide, Brink's is largely in the implementation and integration phases of its Year 2000 readiness program.

Brink's North America
With respect to Brink's North America operations, all core IT systems have been identified, renovation has taken place and the Year 2000 project is currently in the final stages of implementation and integration. The implementation of non-IT systems, which include armored vehicles, closed circuit televisions, videocassette recorders and certain currency processing equipment, is substantially complete as of September 30, 1999. Substantially all of Brink's North America IT systems have been tested and validated as Year 2000 ready. Management currently believes that all its IT and non-IT systems will be Year 2000 ready or that there will be no material adverse effect on operations or financial results due to non-readiness.

Brink's International
All international affiliates have been provided with an implementation plan, prepared by the Global Year 2000 Project Team. In addition, there is senior management sponsorship in all international countries. The implementation plan requires semi-monthly reports as to the status of each category in each country. The categories include core systems, non-core systems, hardware, facilities, special equipment, voice/data systems, etc. Countries in Europe, Latin America and Asia/Pacific are in varying phases of the Year 2000 readiness program. In Europe, core systems have been identified, renovation has taken place and the Year 2000 project is currently in the implementation and integration phases. In both Latin America and Asia/Pacific, most countries are currently in implementation on core systems with a few completing renovation and testing with respect to certain applications. Brink's plans to have completed all phases of its Year 2000 readiness program on a timely basis prior to Year 2000.

BHS
The BHS Year 2000 Project Team has divided its Year 2000 readiness program into four phases: (i) assessment, (ii) remediation/replacement, (iii) testing and
(iv) integration. As of September 30, 1999, BHS has completed the assessment and remediation/replacement phases. Approximately 99% of BHS' IT and non-IT systems had been tested and verified as Year 2000 ready and BHS is currently in the integration phase. BHS plans to have completed all phases of its Year 2000 readiness program on a timely basis prior to Year 2000.

Brink's Group
As part of their Year 2000 projects, both BHS and Brink's North America have sent comprehensive questionnaires to significant suppliers, and others with which they do business, regarding their Year 2000 compliance and both are in the process of identifying significant problem areas with respect to these business partners. Brink's International operations also have programs in place. The Brink's Group is relying on such third parties' representations regarding their own readiness for Year 2000. This process will be ongoing and efforts with respect to specific problems will depend in part upon the assessment of the risk that any such problems associated with business partners may have a material adverse impact on operations.

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

Total anticipated remediation and acceleration costs are detailed in the table below:


(Dollars in millions)
ACCELERATION                                  Capital       Expense      Total
------------------------------------------------------------------------------
Total anticipated Year 2000 costs           $     3.8           0.7        4.5
Incurred through September 30, 1999               3.6           0.6        4.2
------------------------------------------------------------------------------
Remainder                                   $     0.2           0.1        0.3
------------------------------------------------------------------------------

REMEDIATION                                   Capital       Expense      Total
------------------------------------------------------------------------------
Total anticipated Year 2000 costs           $     9.6           3.3       12.9
Incurred through September 30, 1999               8.4           2.4       10.8
------------------------------------------------------------------------------
Remainder                                   $     1.2           0.9        2.1
------------------------------------------------------------------------------

TOTAL                                         Capital       Expense      Total
------------------------------------------------------------------------------
Total anticipated Year 2000 costs           $    13.4           4.0       17.4
Incurred through September 30, 1999              12.0           3.0       15.0
------------------------------------------------------------------------------
Remainder                                   $     1.4           1.0        2.4
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

Brink's believes its most reasonably likely worst case scenario is that it will experience a number of minor system malfunctions and errors in the early days and weeks of the Year 2000 that were not detected during its renovation and testing efforts. Brink's currently believes that these problems will not be overwhelming and are not likely to have a material effect on the company's operations or financial results. Brink's may experience some additional personnel expenses related to minimizing the impact of potential Year 2000 failures, but such expenses are not expected to be material. As noted above, Brink's is vulnerable to significant suppliers', customers' and other third parties inability to remedy their own Year 2000 issues. As Brink's cannot control the conduct of its suppliers or other third parties, there can be no guarantee that Year 2000 problems originating with a supplier, customer or other third party will not occur. However, Brink's program of communication with major third parties with whom they do business is intended to minimize any potential risks related to third party failures.

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

READINESS FOR YEAR 2000: CONTINGENCY PLAN
A contingency planning document, which was developed with the assistance of an external facilitator, has been distributed to Brink's North American operations. Brink's provides a number of different services to its customers and each type of service line was reviewed during the contingency planning sessions. This contingency planning document addresses the issue of what Brink's response would be should a system/device fail, as well as what preparations and actions are required beforehand to ensure continuity of services if those identified systems failed. This includes, in some cases, reverting to paper processes to track and handle packages, additional staff if required and increased supervisory presence. Brink's may experience some additional personnel expenses related to minimizing the impact of potential Year 2000 failures, but they are not expected to be material. This contingency planning document was made available to Brink's International operations to use as guidance in developing appropriate contingency plans at each of their locations and for the specific services they provide to their customers.

BHS has developed a contingency plan for dealing with the most reasonably likely worst case scenario. This contingency planning document addresses the issue of what BHS's response would be should it sustain a service outage encountered by the third party electric utility, local telephone company, and/or primary long distance telephone service provider at its principal monitoring facility. This includes, among other things, the testing of redundant system connectivity routed through multiple switching stations of the local telephone company, and testing of backup electric generators at both BHS's principal and backup monitoring facilities.

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

CONTINGENT LIABILITIES
The Company commenced insurance coverage litigation in 1990, in the United States District Court of the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. The Company was able to conclude the settlement with all of its insurers without a trial. Taking into account the proceeds from the settlement with its insurers, it is the Company's belief that the ultimate amount that it would be liable for related to the remediation of the Tankport site will not significantly adversely impact the Company's results of operations or financial position.

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

Under the share repurchase programs authorized by the Board of Directors (the "Board"), the Company purchased the following shares in the periods presented:


                                         Three Months              Nine Months
(Dollars in millions,              Ended September 30       Ended September 30
shares in thousands)                 1999        1998           1999      1998
------------------------------------------------------------------------------
Brink's Stock:
  Shares                                -        35.4          100.0     149.5
  Cost                          $       -         1.2            2.5       5.6
Convertible Preferred Stock:
  Shares                                -           -           83.9       0.4
  Cost                          $       -           -           21.0       0.1
  Excess carrying amount (a)    $       -           -           19.2         -
------------------------------------------------------------------------------

(a)The excess of the carrying amount of the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Statement of Operations.

On March 12, 1999, the Board increased the remaining authority to purchase its Convertible Preferred Stock by $4.3 million. On March 15, 1999, the Company purchased 0.08 million shares (or 0.8 million depositary shares) of its Convertible Preferred Stock for $21.0 million. The Convertible Preferred Stock is convertible into Minerals Stock and has an annual dividend rate of $31.25 per share. Preferred dividends included on the Company's Statement of Operations for the nine months ended September 30, 1999 are net of $19.2 million, which is the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to the holders of the Convertible Preferred Stock. The cash flow requirements and proceeds and the costs of the Convertible Preferred Stock have been attributed to the Minerals Group.

As of September 30, 1999,  the Company had the  remaining  authority to purchase
0.9 million shares of Brink's Stock and an additional $7.6 million of its Convertible Preferred Stock. The remaining aggregate purchase cost limitation for all common stock was $22.2 million as of September 30, 1999.

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

During the first nine months of 1999 and 1998, the Board declared and the Company paid cash dividends of 7.50 cents per share of Brink's Stock. Dividends paid on the Convertible Preferred Stock in the first nine months of 1999 and 1998 were $1.3 million and $2.7 million, respectively.

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

FORWARD LOOKING INFORMATION
Certain  of  the  matters  discussed  herein,   including  statements  regarding
improvement efforts underway in Australia, the readiness for Year 2000, repayment of borrowings from the Minerals Group, the intended enhancements from information technology spending and projected capital spending, involve forward looking information which is subject to known and unknown risks, uncertainties, and contingencies which could cause actual results, performance or achievements to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the Brink's Group and the Company, include, but are not limited to, overall economic and business conditions, the demand for the Brink's Group's services, pricing and other competitive factors in the industry, variations in costs or expenses, cash flow of the Minerals Group, changes in the scope of Year 2000 initiatives, and delays or problems in the implementation of Year 2000 initiatives by the Brink's Group and/or any public or private sector suppliers, service providers and customers, and delays or problems in the design and implementation of improvements to information systems.



                              PITTSTON BAX GROUP
                                BALANCE SHEETS
                                (IN THOUSANDS)


                                                September 30       December 31
                                                        1999              1998
------------------------------------------------------------------------------
                                                 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                           $ 31,793            30,676
Accounts receivable (net of estimated
  uncollectible amounts:
  1999 - $17,670; 1998 - $15,625)                    310,535           285,485
Inventories                                            4,135             4,560
Prepaid expenses and other current assets             15,312             7,789
Deferred income taxes                                  9,300             9,090
------------------------------------------------------------------------------

Total current assets                                 371,075           337,600

Property, plant and equipment, at
  cost (net of accumulated depreciation
  and amortization:
  1999 - $115,662; 1998 - $95,409)                   215,880           205,371
Intangibles, net of accumulated amortization         181,384           177,969
Deferred income taxes                                 28,361            33,377
Other assets                                          24,510            20,981
------------------------------------------------------------------------------
Total assets                                        $821,210           775,298
------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term borrowings                               $ 39,254            38,749
Current maturities of long-term debt                  12,210             3,965
Accounts payable                                     205,401           190,746
Payable - Pittston Minerals Group                      9,000             7,000
Accrued liabilities                                   81,190           105,481
------------------------------------------------------------------------------
Total current liabilities                            347,055           345,941

Long-term debt, less current maturities              122,034            98,191
Postretirement benefits other than pensions            4,346             3,954
Deferred income taxes                                  1,489             1,624
Payable - Pittston Minerals Group                     10,708            13,355
Other liabilities                                     20,699            11,963
Commitments and contingent liabilities
Shareholder's equity                                 314,879           300,270
------------------------------------------------------------------------------
Total liabilities and shareholder's equity          $821,210           775,298
------------------------------------------------------------------------------

See accompanying notes to financial statements.





                              PITTSTON BAX GROUP
                           STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (Unaudited)


                                          Three Months             Nine Months
                                    Ended September 30      Ended September 30
                                      1999        1998        1999        1998
------------------------------------------------------------------------------
Operating revenues                $532,544     460,868   1,482,519   1,296,185

Costs and expenses:
Operating expenses                 464,216     404,628   1,313,093   1,152,124
Selling, general and administrative
  expenses (including the $15,723
  write-off of long-lived assets in
  the 1998 periods)                 52,096      78,996     144,565     166,873
------------------------------------------------------------------------------
Total costs and expenses           516,312     483,624   1,457,658   1,318,997
Other operating income
  (expense), net                        38        (244)        830          97
------------------------------------------------------------------------------
Operating profit (loss)             16,270     (23,000)     25,691     (22,715)
Interest income                        112         261         693         744
Interest expense                    (2,251)     (2,417)     (6,335)     (5,757)
Other expense, net                    (364)       (395)       (776)       (961)
------------------------------------------------------------------------------
Income (loss) before income taxes   13,767     (25,551)     19,273     (28,689)
Provision (credit) for income taxes  5,095      (3,716)      7,129      (4,877)
------------------------------------------------------------------------------
Net income (loss)                 $  8,672     (21,835)     12,144     (23,812)
------------------------------------------------------------------------------

Net income (loss) per common share:
 Basic                            $   0.45       (1.13)       0.63       (1.22)
 Diluted                              0.45       (1.13)       0.63       (1.22)
------------------------------------------------------------------------------

Cash dividends per common share   $   0.06        0.06        0.18        0.18
------------------------------------------------------------------------------

Weighted average common shares outstanding:
 Basic                              19,316      19,339      19,180      19,446
 Diluted                            19,345      19,339      19,206      19,446
------------------------------------------------------------------------------

Comprehensive income (loss)       $  9,655     (20,174)     14,317     (22,160)
------------------------------------------------------------------------------

See accompanying notes to financial statements.



                              PITTSTON BAX GROUP
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (Unaudited)


                                                                   Nine Months
                                                            Ended September 30
                                                              1999        1998
------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                        $  12,144     (23,812)
Adjustments to reconcile net income (loss)
  to net cash provided
  by operating activities:
  Depreciation and amortization                             29,646      25,840
  Non-cash charges and other write-offs                          -      20,124
  Provision for aircraft heavy maintenance                  36,664      27,148
  Provision (credit) for deferred income taxes               2,118      (8,242)
  Provision for pensions, noncurrent                         5,064       2,481
  Provision for uncollectible accounts receivable            4,366      10,936
  Other operating, net                                       3,087       3,058
  Change in operating assets and liabilities,
    net of effects of
    acquisitions and dispositions:
    (Increase) decrease in accounts receivable             (20,900)      4,804
    Decrease (increase) in inventories                         425      (2,550)
    Increase in prepaid expenses and other current assets   (2,521)     (1,537)
    (Increase) decrease in other assets                     (1,647)      1,329
    Increase in accounts payable and accrued liabilities     4,415       2,067
    Increase in other liabilities                            3,423       1,873
    Other, net                                                (606)     (1,373)

Net cash provided by operating activities                   75,678      62,146
------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                 (48,623)    (58,773)
Proceeds from disposal of property, plant and equipment      1,895         399
Aircraft heavy maintenance expenditures                    (59,601)    (26,708)
Acquisitions, net of cash acquired, and
  related contingency payments                                   -     (28,835)
Other, net                                                     265      (1,199)
------------------------------------------------------------------------------
Net cash used by investing activities                     (106,064)   (115,116)
------------------------------------------------------------------------------
Cash flows from financing activities:
(Decrease) increase in short-term borrowings                  (213)      3,786
Additions to long-term debt                                 49,104      82,000
Reductions of long-term debt                               (14,338)    (17,187)
Proceeds from exercise of stock options                        247       1,807
Dividends paid                                              (3,297)     (3,313)
Repurchase of common stock                                       -     (10,206)
------------------------------------------------------------------------------
Net cash provided by financing activities                   31,503      56,887
------------------------------------------------------------------------------
Net increase in cash and cash equivalents                    1,117       3,917
Cash and cash equivalents at beginning of period            30,676      28,790
------------------------------------------------------------------------------
Cash and cash equivalents at end of period               $  31,793      32,707
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

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with applicable quarterly reporting regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current period's financial statement presentation. Specifically, for the nine months ended September 30, 1999, $3.2 million of pension expenses have been reclassified from selling, general and administrative expenses to operating expenses, as such expenses are related to operations personnel. Operating results for the interim periods of 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and related notes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

(2) The following is a reconciliation between the calculation of basic and diluted net income (loss) per share:


                                          Three Months             Nine Months
                                    Ended September 30      Ended September 30
      BAX Group                       1999        1998        1999        1998
      ------------------------------------------------------------------------
      NUMERATOR:
      Net income (loss) - Basic
        and diluted net income
        (loss) per share         $   8,672     (21,835)     12,144     (23,812)

      DENOMINATOR:
      Basic weighted average common
        shares outstanding          19,316      19,339      19,180      19,446
      Effect of dilutive securities:
        Stock options                   29           -          26           -
      ------------------------------------------------------------------------
      Diluted weighted average common
        shares outstanding          19,345      19,339      19,206      19,446
      ------------------------------------------------------------------------

      Options to purchase 2,017 and 2,263 shares of BAX Stock, at prices between $9.41 and $27.91 per share, were outstanding during the three and nine months ended September 30, 1999, respectively, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

      Options to purchase 2,229 and 2,478 shares of BAX Stock, at prices between $5.78 and $27.91 per share, were outstanding during the three and nine months ended September 30, 1998, respectively, but were not included in the computation of diluted net loss per share because the effect of all options would be antidilutive.

      The shares of BAX Stock held in the Pittston Company Employee Benefits Trust ("Trust") are subject to the treasury stock method and effectively are not included in the basic and diluted net income (loss) per share calculations. As of September 30, 1999, 1,466 shares of BAX Stock (455 in
      1998) remained in the Trust.

(3) Depreciation and amortization of property, plant and equipment totaled $8,259 and $23,683 in the third quarter and first nine months of 1999, respectively, compared to $7,525 and $20,551 in the third quarter and first nine months of 1998, respectively.

(4) Cash payments made for interest and income taxes, net of refunds received, were as follows:


                                         Three Months              Nine Months
                                   Ended September 30       Ended September 30
                                     1999        1998         1999        1998
      ------------------------------------------------------------------------
      Interest                 $    2,482       2,733        6,309       5,611
      ------------------------------------------------------------------------
      Income taxes             $      612       1,101       10,195       7,139
      ------------------------------------------------------------------------

(5) On April 30, 1998, BAX Global acquired the privately held Air Transport International LLC ("ATI") for a purchase price of approximately $29,000. The acquisition was funded through the revolving credit portion of the Company's bank credit agreement and was accounted for as a purchase. The pro forma impact on the BAX Group's total revenues, net income and net income per share had the ATI acquisition occurred as of the beginning of 1998 would not have been material.

(6) During the third quarter of 1998, BAX Global incurred expenses of approximately $36,000, nearly all of which was recorded in selling, general and administrative expenses in the statement of operations. These expenses were comprised of several items. During the third quarter of 1998, BAX Global recorded write-offs for software costs included in property, plant and equipment in accordance with SFAS No. 121 of approximately $16,000. These write-offs consisted of the costs associated with certain in-process software development projects that were canceled during the quarter and unamortized costs of existing software applications which were determined by management to have no future service potential or value. It is management's belief at this time that the current ongoing information technology ("IT") initiatives are necessary and will be successfully completed and implemented. Provisions aggregating $13,000 were recorded on existing receivables during the quarter, primarily to reflect more difficult operating environments in Asia and Latin America. Approximately $7,000 was accrued for severance and other expenses primarily stemming from a realignment of BAX Global's organizational structure.

      The additional IT and bad debt expenses are primarily non-cash items and are reflected in the statement of cash flows partially through the non-cash charges and other write-offs line item and the provision for uncollectible accounts receivable line item. Severance costs recorded in the third quarter of 1998 are cash items. At September 30, 1999, BAX Global reversed approximately $100 of the accrued severance representing the unused portion of the initial accrual established at September 30, 1998.

(7) The cumulative impact of foreign currency translation deducted from shareholder's equity was $8,899 and $8,076 at September 30, 1999 and December 31, 1998, respectively.

      The cumulative impact of cash flow hedges added to shareholder's equity was $1,662 at September 30, 1999. The cumulative impact of cash flow hedges deducted from shareholder's equity was $1,289 at December 31, 1998.

(8) Under the share repurchase programs authorized by the Board of Directors (the "Board"), the Company purchased shares in the periods presented as follows:


                                         Three Months              Nine Months
                                   Ended September 30       Ended September 30
      (In thousands)                 1999        1998         1999        1998
      -------------------------------------------------------------------------
      BAX Stock:
        Shares                          -       245.7            -       650.6
        Cost                     $      -       2,901            -      10,097
      Convertible Preferred Stock:
        Shares                          -           -         83.9         0.4
        Cost                     $      -           -       20,980         146
        Excess carrying amount (a)$     -           -       19,201          23
      -------------------------------------------------------------------------

     (a) The excess of the carrying amount of the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Statement of Operations.

      On March 12, 1999, the Board increased the remaining authority to purchase its Convertible Preferred Stock by $4,300. On March 15, 1999, the Company purchased 83.9 shares (or 839 depositary shares) of its Convertible
      Preferred Stock for $20,980. The Convertible Preferred Stock is convertible into Minerals Stock and has an annual dividend rate of $31.25 per share. Preferred dividends included on the Company's Statement of Operations for the nine months ended September 30, 1999 are net of $19,201, which is the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to the holders of the Convertible Preferred Stock. The cash flow requirements and proceeds and the costs of the Convertible Preferred Stock have been attributed to the Minerals Group.

      As of September 30, 1999, the Company had the remaining authority to purchase 1,465 shares of BAX Stock and an additional $7,556 of its
      Convertible Preferred Stock. The remaining aggregate purchase cost limitation for all common stock was $22,184 as of September 30, 1999.

(9) As of January 1, 1999, the BAX Group adopted AICPA Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities". SOP No. 98-5, which provides guidance on the reporting of start-up costs and organization costs, requires that such costs be expensed as incurred. The adoption of SOP No. 98-5 had no material impact on the results of operations of the BAX Group.

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


                            RESULTS OF OPERATIONS

                                          Three Months             Nine Months
                                    Ended September 30      Ended September 30
(In thousands)                        1999        1998        1999        1998
------------------------------------------------------------------------------
Operating revenues:
BAX Global:
  Americas (a)                    $318,851     305,435     889,737     872,500
  Atlantic                          87,690      79,371     260,383     236,459
  Pacific                          136,847      87,081     369,564     212,859
  Eliminations/Other               (10,844)    (11,019)    (37,165)    (25,633)
------------------------------------------------------------------------------
Total operating revenues          $532,544     460,868   1,482,519   1,296,185

Operating profit (loss):
BAX Global:
  Americas (b)                    $ 23,284      21,461      48,429      43,778
  Atlantic                           2,686        (218)      6,748       2,583
  Pacific                            5,429       2,952      16,149       8,058
  Other (b), (c)                   (13,222)    (45,480)    (39,961)    (68,995)
------------------------------------------------------------------------------
Segment operating profit (loss)     18,177     (21,285)     31,365     (14,576)
General corporate expense           (1,907)     (1,715)     (5,674)     (8,139)
------------------------------------------------------------------------------
Total operating profit (loss)     $ 16,270     (23,000)     25,691     (22,715)
------------------------------------------------------------------------------

(a) Includes Intra-U.S. revenue of $168,082 and $161,824 for the quarters ended September 30, 1999 and 1998, respectively, and $461,584 and $463,103 for the nine months ended September 30, 1999 and 1998, respectively.
(b) Global overhead costs have been reallocated between the Americas and Other in 1999 to more accurately reflect the global services provided and to be consistent with new performance measurements. Prior year's operating profit
(loss) for the Americas region and Other have been reclassified to conform to the current year's classification.
(c) The 1998 periods include additional expenses of approximately $36 million.


                           SELECTED FINANCIAL DATA

                                          Three Months             Nine Months
                                    Ended September 30      Ended September 30
(In thousands)                        1999        1998        1999        1998
------------------------------------------------------------------------------
Depreciation and amortization:
  BAX Global                      $ 10,134       9,268      29,420      25,662
  General corporate                    102          61         226         178
------------------------------------------------------------------------------
Total depreciation and
  amortization                    $ 10,236       9,329      29,646      25,840
------------------------------------------------------------------------------
Cash capital expenditures:
  BAX Global                        20,142      14,197      48,600      58,607
  General corporate                     10          40          23         166
------------------------------------------------------------------------------
Total cash capital expenditures   $ 20,152      14,237      48,623      58,773
------------------------------------------------------------------------------


BAX Global operates in three geographic regions: the Americas, which includes the domestic and export business of the United States ("US"), Latin America and Canada; the Atlantic which includes Europe and Africa; and the Pacific which includes Asia and Australia. Each region provides both expedited and non-expedited freight services. Revenues and profits on expedited freight services are shared among the origin and destination countries on all export volumes. Accordingly, BAX Global's US business, the region with the largest export volume, significantly impacts the trend of results in BAX Global's worldwide expedited freight services. Non-expedited freight services primarily include supply chain management and ocean freight services. In addition, BAX Global operates a federally certificated airline, Air Transport International ("ATI"). ATI's results, net of intercompany eliminations, are included in the Americas region. Eliminations/other revenues primarily include intercompany revenue eliminations on shared services. Other operating loss primarily consists of global support costs including global IT costs and goodwill amortization. In 1998, other operating loss also includes additional expenses of approximately $36 million as further discussed below.

In the third quarter of 1999, the BAX Group reported net income of $8.7 million ($0.45 per share) as compared to a net loss of $21.8 million ($1.13 per share) in the third quarter of 1998. Results for the third quarter and first nine months of 1998 were adversely affected by the additional expenses of approximately $36 million, discussed below, combined with a related decrease in the effective tax rate which resulted in a lower tax benefit. Revenues increased $71.7 million (16%) compared with the 1998 third quarter, to $532.5 million. Operating expenses and selling, general and administrative expenses for the 1999 third quarter increased $32.7 million (7%) compared with the same quarter last year, which included the majority of the previously mentioned $36 million additional expenses.

In the first nine months of 1999, the BAX Group reported net income of $12.1 million ($0.63 per share) as compared to a net loss of $23.8 million ($1.22 per share) for the same period in 1998. Revenues increased $186.3 million (14%) compared to the first nine months of 1998, to $1,482.5 million. Operating expenses and selling, general and administrative expenses for the first nine months of 1999 increased $138.7 million (11%) compared with the same period of 1998 which included the impact of the $36.0 million of additional expenses. Net income in the first nine months of 1998 was impacted by a decrease in the effective tax rate due to the impact of the $36 million additional expenses, which lowered the tax benefit. Operating profit in the first nine months of 1999 included the benefit of $1.6 million of incentive accrual reversal related to 1998 as such incentives were not paid as a result of a management decision made during the first quarter of 1999. The incentive accrual reversal benefited net income in the 1999 first quarter by approximately $1.0 million or $0.05 per share.

During the third quarter of 1998, the BAX Group incurred additional expenses of approximately $36.0 million, nearly all of which was recorded in selling, general and administrative expenses in the statement of operations. These expenses were comprised of several items. During the third quarter of 1998, BAX Global recorded write-offs for software costs in accordance with SFAS No. 121 of approximately $16.0 million. These write-offs consisted of the costs associated with certain in-process software development projects that were canceled during the quarter and unamortized costs of existing software applications which were determined by management to have no future service potential or value. It is management's belief at this time that the current ongoing information technology ("IT") initiatives are necessary and will be successfully completed and implemented. Provisions aggregating $13.0 million were recorded on existing receivables during the quarter, primarily to reflect more difficult operating environments in Asia and Latin America. Approximately $7.0 million was accrued for severance and other expenses primarily stemming from a realignment of BAX Global's organizational structure. At September 30, 1999, BAX Global reversed approximately $0.1 million of the accrued severance representing the unused portion of the initial accrual established at September 30, 1998.

BAX GLOBAL
Selected financial data for BAX Global on a comparative basis:


                                          Three Months             Nine Months
                                    Ended September 30      Ended September 30
                                      1999        1998        1999        1998
------------------------------------------------------------------------------
Revenues by line of business:
  Expedited freight services     $ 447,942     393,424   1,242,613   1,118,352
  Non-expedited freight services    84,602      67,444     239,906     177,833
------------------------------------------------------------------------------
Total revenues                   $ 532,544     460,868   1,482,519   1,296,185
------------------------------------------------------------------------------
Worldwide expedited freight services:
  Weight (millions of pounds)        458.8       417.0     1,298.2     1,201.0
  Shipments (thousands)              1,241       1,343       3,649       3,978
------------------------------------------------------------------------------
Worldwide expedited freight
 services average:
  Revenue per pound (yield)      $   0.976       0.943       0.957       0.931
  Revenue per shipment           $     361         293         341         281
  Weight per shipment (pounds)         370         311         356         302
------------------------------------------------------------------------------

BAX Global's worldwide operating revenues increased 16% to $532.5 million in the third quarter of 1999 as compared to $460.9 million in the third quarter of 1998 as the result of increases in revenue in all geographic regions, primarily the Pacific region which increased by approximately 57%. In the current quarter, BAX Global reported an operating profit of $18.2 million as compared to an operating loss of $21.3 million reported in the third quarter of 1998, which was adversely affected by the aforementioned additional expenses of approximately $36 million. The operating profit for the third quarter of 1999 benefited from increases in all geographic regions.

Revenues in the Americas region increased $13.4 million (4%) and operating profit increased $1.8 million (8%) in the third quarter of 1999 as compared to the same period in 1998. The improvement in revenue reflects increased expedited freight services revenues within the US, as well as an increase in US charter business. Expedited freight service revenues within the US increased due to higher domestic yield reflecting the continued expansion of higher yielding Emergency Response ("EMR") product as volume remained essentially unchanged. The improvement in operating profit largely resulted from higher EMR product volumes. These benefits were partially offset by increased station and administrative expenses.

Revenues and operating profit in the Atlantic region increased $8.3 million to $87.7 million and $2.9 million to $2.7 million, respectively, in the third quarter of 1999 as compared to the same 1998 period. Revenue and operating profits were favorably impacted by an increase in expedited freight volume partially offset by lower average yields. The import business in the Atlantic region benefited from the new high technology industry customers in the Pacific region obtained in late 1998 and early 1999. The region also benefited from additional charter and supply chain management business.

Revenues and operating profit in the Pacific increased $49.8 million (57%) to $136.8 million and $2.5 million (84%) to $5.4 million, respectively, in the third quarter of 1999 as compared to a year earlier. Revenues and operating profit in most countries increased, in large part, as a result of higher expedited and supply chain management services due to the continuation of new business from several high technology industry customers obtained during late 1998 and early 1999. These benefits were slightly offset by increased cost of service. The increase in revenue and operating profit was also favorably impacted by the acquisition of the remaining 67% interest in a freight agent in Taiwan in the first quarter of 1999.

Eliminations/other revenue is relatively unchanged from the third quarter of 1998. Other operating loss decreased $32.3 million as a result of the additional expenses of approximately $36 million in the third quarter of 1998 and lower global information technology costs.

BAX Global's worldwide operating revenues increased 14% to $1,482.5 million in the first nine months of 1999 as compared to $1,296.2 million in the first nine months of 1998, with increases in all geographic regions. For the first nine months of 1999, BAX Global reported an operating profit of $31.4 million as compared to an operating loss of $14.6 million reported in the same period of 1998. For the first nine months of 1998, BAX Global's operating results were adversely affected for the aforementioned additional expenses of approximately $36 million. Operating profit in the first nine months of 1999 included the benefit of $1.6 million of incentive accrual reversal related to 1998 as such incentives were not paid as a result of a management decision made during the first quarter of 1999.

Revenues and operating profit in the Americas increased $17.2 million to $889.7 million and $4.7 million to $48.4 million, respectively, in the nine months ended September 30, 1999 as compared to $872.5 million and $43.8 million, respectively, in the same period in 1998. Operating profit in the Americas region included the benefit of approximately $0.3 million related to the aforementioned reversal of incentive compensation accruals. The increase in revenue was primarily due to a full nine months ownership of ATI, which was acquired in April 1998 partially offset by a slight decrease in Intra-US and export revenues. The reduction in US domestic expedited freight revenue was due to lower volume which was only partially offset by the benefit of higher yielding EMR product volume. The increase in operating profit was largely the result of margin improvements on US expedited freight services which reflected higher EMR product volumes as well as lower average transportation costs. Lower transportation costs were favorably impacted by operating efficiencies, the effects of which were partially offset by higher maintenance and fuel costs. The benefits from margin improvements were partially offset by higher administrative expenses. In addition, US transportation costs in the first half of 1998 were negatively impacted by service disruptions due to weather delays and equipment problems.

Revenues and operating profit in the Atlantic region increased $23.9 million to $260.4 million and $4.2 million to $6.7 million, respectively, in the nine months ended September 30, 1999 as compared to the same 1998 period. The increase in revenue was primarily due to an increase in expedited freight volumes largely resulting from growth in export traffic. Additionally, the import business in the Atlantic region benefited from the new high technology industry customers in the Pacific region obtained in late 1998 and early 1999. These benefits were partially offset by lower average yields. In addition, operating profit in this region reflected the benefit of the aforementioned reversal of incentive accrual in the amount of $0.5 million.

Revenues and operating profit in the Pacific increased $156.7 million to $369.6 million and $8.1 million to $16.1 million, respectively, in the nine months ended September 30, 1999 as compared to a year earlier. Revenues and operating profit in most countries increased, in large part, as a result of higher expedited and supply chain management services due to the continuation of new business from several high technology industry customers obtained during late 1998 and early 1999. The increase in revenue and operating profit also reflected the acquisition of the remaining 67% interest in a freight agent in Taiwan in the first quarter of 1999. Operating profit for the 1999 period in the Pacific region was also favorably impacted by $0.8 million relating to the benefit of the aforementioned reversal of incentive compensation while the 1998 period reflected increased provisions for bad debt expense, primarily in India.

Increases in eliminations/other revenue is consistent with increased revenues. Other operating loss decreased $29.0 million due to the additional expenses of approximately $36 million in the third quarter of 1998. In addition, the year to date period as compared to the comparable prior year period reflects higher global administrative expenses partially offset by lower global information technology costs.

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

CORPORATE EXPENSES
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the BAX Group based on utilization and other methods and criteria which management believes to provide a reasonable and equitable estimate of the costs attributable to the BAX Group. These attributions were $1.9 million and $1.7 million for the third quarter of 1999 and 1998, respectively, and $5.7 million and $8.1 million for the first nine months of 1999 and 1998, respectively. Corporate expenses in the first nine months of 1998 included additional expenses of approximately $5.8 million related to a retirement agreement between the Company and its former Chairman and CEO. Approximately $2.0 million of this $5.8 million of expenses were attributed to the BAX Group. Corporate expenses in the first nine months of 1998 also included costs associated with a severance agreement with a former member of the Company's senior management.

INTEREST EXPENSE, NET
Interest expense, net for the three months ended September 30, 1999 was essentially unchanged from the prior year quarter. For the nine months ended September 30, 1999, interest expense, net increased $0.6 million over the same 1998 period primarily due to high average borrowings partially offset by lower average interest rates primarily in the second and third quarters. The increase in borrowings represents higher levels of debt associated with acquisitions and increased IT expenditures, including Year 2000 compliance efforts.

INCOME TAXES
In the 1999 periods presented, the provision for income taxes exceeded the statutory federal income tax rate of 35% due to goodwill amortization and state income taxes, partially offset by lower taxes on foreign income. The 1998 periods presented were impacted by significantly higher expenses which caused non-deductible items (principally goodwill amortization) to be a more significant factor in calculating the effective tax rate. Accordingly, the calculation of expected tax benefits on the pre-tax loss for the third quarter and year-to-date September 30, 1998 was determined using effective tax rates of 14.5% and 17%, respectively.

                             FINANCIAL CONDITION

A portion of the Company's corporate assets and liabilities has been attributed to the BAX Group based upon utilization of the shared services from which assets and liabilities are generated. Management believes this attribution to provide a reasonable and equitable estimate of the costs attributable to the BAX Group.

CASH FLOW REQUIREMENTS
Cash provided by operating activities during the first nine months of 1999 totaled $75.7 million as compared to the $62.1 million generated in the first nine months of 1998. The higher level of cash generated from operating activities was largely due to higher cash earnings partially offset by higher working capital requirements primarily representing increases in receivables. Non-cash charges and other write-offs in 1998 primarily include previously capitalized costs associated with the termination and rescoping of certain in-process information technology initiatives.

INVESTING ACTIVITIES
Cash capital expenditures for the first nine months of 1999 and 1998 totaled $48.6 million and $58.8 million, respectively, reflecting a large facility expansion in 1998 and lower levels of expenditures on information technology systems in 1999. For the full year 1999, cash capital expenditures are expected to range between $55 million and $60 million. The foregoing amounts exclude expenditures that have been or are expected to be financed through capital leases and any acquisition expenditures. The increase in aircraft heavy maintenance expenditures of $32.9 million was primarily due to the acquisition of ATI in 1998 as well as an overall increase in the costs of heavy maintenance repairs. Investing activities for the nine months ended on September 30, 1998 included the acquisition of ATI for a purchase price of approximately $29 million.

FINANCING
The BAX Group intends to fund its cash capital expenditure requirements through anticipated cash flows from operating activities or through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or other borrowing arrangements.

Cash flows received from financing activities were $31.5 million for the first nine months of 1999, compared with $56.9 million for the same period in 1998. The 1998 levels reflect additional borrowings primarily required to fund the acquisition of ATI, capital expenditures and information technology investments as well as stock repurchases.

The Company has a $350.0 million credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million. As of September 30, 1999 and December 31, 1998, borrowings of $100.0 million were outstanding under the term loan portion of the Facility and $166.7 million and $91.6 million, respectively, of additional borrowings were outstanding under the remainder of the Facility. Of the total outstanding amount under the Facility at September 30, 1999 and December 31, 1998, $100.5 million and $60.9 million, respectively, were attributed to the BAX Group.

RELATED PARTY TRANSACTIONS
At September 30, 1999 and December 31, 1998, the Minerals Group had no borrowings from the BAX Group. At September 30, 1999, the BAX Group owed the Minerals Group $19.7 million compared to $20.4 million at December 31, 1998 for tax payments representing Minerals Group tax benefits utilized by the BAX Group in accordance with the Company's tax sharing policy of which $9.0 million is expected to be paid within one year.

MARKET RISKS AND HEDGING AND DERIVATIVE ACTIVITIES
The BAX Group has activities in a number of foreign countries throughout the world. Operations in these countries expose the BAX Group to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. In addition, the BAX Group consumes certain commodities in its business, exposing it to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by the company as an integral part of its overall risk management program. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency rate fluctuations may have on the translated results in any one country. The BAX Group's risk management program considers this favorable diversification effect as it measures the BAX Group's exposure to financial markets and as appropriate, seeks to reduce the potentially adverse effects that the volatility of certain markets may have on its operating results. The BAX Group has not had any material change in its market risk exposures with respect to its interest rate and foreign currency risk since December 31, 1998.

The following table represents the BAX Group's outstanding commodity hedge contracts as of September 30, 1999:


(In thousands, except                Notional          Average      Estimated
average contract rates)                Amount    Contract Rate     Fair Value
------------------------------------------------------------------------------
Forward swap contracts:
   Jet fuel purchases
   (pay fixed) (a)                     18,000       $    0.4949    $     1,332
Commodity options:
   Jet fuel purchases
   (collar) (a)                        11,300  0.5319 to 0.4499          1,126
   Jet fuel purchases (cap) (a)         3,000            0.6125            130
------------------------------------------------------------------------------

(a)   Notional amount in gallons of fuel.


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

READINESS FOR YEAR 2000: STATE OF READINESS
The BAX Global Year 2000 Project Team has divided its Year 2000 readiness program into five phases: (i) inventory (ii) assess and test, (iii) renovate,
(iv) test and verify and (v) implement. During the first nine months of 1999, the inventory and assessment phases of major systems have been completed worldwide. Renovation activities for major systems are complete. Replacement activities for non-compliant components and systems that are not scheduled for renovation are complete. Testing is complete for major systems that have been renovated. The BAX Group plans to have completed all phases of its Year 2000 readiness program on a timely basis prior to Year 2000. As of September 30, 1999, more than 95% of the BAX Group's IT and non-IT critical systems have been tested and verified as Year 2000 ready.

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

Further,   the  BAX  Group  relies  upon  US  and  foreign  government  agencies
(particularly the Federal Aviation Administration and customs agencies worldwide), utility companies, telecommunication service companies and other service providers outside of its control. As with most companies, the BAX Group is vulnerable to significant suppliers' and other third parties' inability to remedy their own Year 2000 issues. As the BAX Group cannot control the conduct of its customers, suppliers and other third parties, there can be no guarantee that Year 2000 problems originating with a supplier or another third party will not occur.

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

Projected Year 2000 acceleration and remediation costs have increased by approximately $2 million over previously reported amounts, due to the decision to use BAX Global resources on customer focused projects (other than Year 2000) and expand the scope of Year 2000 subcontractors, and due to additional costs incurred in order for the Year 2000 program to remain on schedule.

Total anticipated remediation and acceleration costs are detailed in the table below:


(Dollars in millions)
ACCELERATION                                  Capital       Expense      Total
------------------------------------------------------------------------------
Total anticipated Year 2000 costs           $    19.6           2.2       21.8
Incurred through September 30, 1999              19.0           1.8       20.8
------------------------------------------------------------------------------
Remainder                                   $     0.6           0.4        1.0
------------------------------------------------------------------------------

REMEDIATION                                   Capital       Expense      Total
------------------------------------------------------------------------------
Total anticipated Year 2000 costs           $     2.8          15.7       18.5
Incurred through September 30, 1999               2.0          15.0       17.0
------------------------------------------------------------------------------
Remainder                                   $     0.8           0.7        1.5
------------------------------------------------------------------------------

TOTAL                                         Capital       Expense      Total
------------------------------------------------------------------------------
Total anticipated Year 2000 costs           $    22.4          17.9       40.3
Incurred through September 30, 1999              21.0          16.8       37.8
------------------------------------------------------------------------------
Remainder                                   $     1.4           1.1        2.5
------------------------------------------------------------------------------

READINESS FOR YEAR 2000: THE RISKS OF THE YEAR 2000 ISSUE
The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect results of operations, liquidity and financial condition of the BAX Group. The extent to which such a failure may adversely affect operations is being assessed. The BAX Group believes its most reasonably likely worst case scenario is that it will experience a number of minor system malfunctions and errors in the early days and weeks of the Year 2000 that were not detected during its renovation and testing efforts. The BAX Group currently believes that these problems will not be overwhelming and are not likely to have a material effect on the company's operations or financial results. As noted above, the BAX Group is vulnerable to significant suppliers', customers' and other third parties' (particularly government agencies such as the Federal Aviation Administration and customs agencies worldwide) inability to remedy their own Year 2000 issues. As the BAX Group cannot control the conduct of third parties, there can be no guarantee that Year 2000 problems originating with a supplier, customer or other third party will not occur. However, the BAX Group's program of communication with and assessments of major third parties with whom they do business is intended to minimize any potential risks related to third party failures.

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

CONTINGENT LIABILITIES
The Company commenced insurance coverage litigation in 1990, in the United States District Court of the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. The Company was able to conclude the settlement with all of its insurers without a trial. Taking into account the proceeds from the settlement with its insurers, it is the Company's belief that the ultimate amount that it would be liable for related to the remediation of the Tankport site will not significantly adversely impact the Company's results of operations or financial position.

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

Under the share repurchase programs authorized by the Board of Directors (the "Board"), the Company purchased the following shares in the periods presented:


                                         Three Months              Nine Months
(Dollars in millions,              Ended September 30       Ended September 30
shares in thousands)                    1999     1998         1999        1998
------------------------------------------------------------------------------
BAX Stock:
 Shares                          $       -      245.7            -       650.6
 Cost                                    -        2.9            -        10.1
Convertible Preferred Stock:
 Shares                                  -          -         83.9         0.4
 Cost                            $       -          -         21.0         0.1
 Excess carrying amount (a)      $       -          -         19.2           -
------------------------------------------------------------------------------

(a) The excess of the carrying amount of the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Statement of Operations.

On March 12, 1999, the Board increased the remaining authority to purchase its Convertible Preferred Stock by $4.3 million. On March 15, 1999, the Company purchased 0.08 million shares (or 0.8 million depositary shares) of its Convertible Preferred Stock for $21.0 million. The Convertible Preferred Stock is convertible into Minerals Stock and has an annual dividend rate of $31.25 per share. Preferred dividends included on the Company's Statement of Operations for the nine months ended September 30, 1999 are net of $19.2 million, which is the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to the holders of the Convertible Preferred Stock. The cash flow requirements and proceeds and the costs of the Convertible Preferred Stock have been attributed to the Minerals Group.

As of September 30, 1999, the Company had remaining authority to purchase 1.5 million shares of BAX Stock and an additional $7.6 million of its Convertible Preferred Stock. The remaining aggregate purchase cost limitation for all common stock was $22.2 million as of September 30, 1999.

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

During the first nine months of 1999 and 1998, the Board declared and the Company paid cash dividends of 18.00 cents per share of BAX Stock. Dividends paid on the Convertible Preferred Stock in the first nine months of 1999 and 1998 were $1.3 million and $2.7 million, respectively.

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




                           PITTSTON MINERALS GROUP
                                BALANCE SHEETS
                                (IN THOUSANDS)

                                                September 30       December 31
                                                        1999              1998
------------------------------------------------------------------------------
                                                 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                           $  2,711               942
Accounts receivable (net of estimated
  uncollectible amounts:
  1999 - $4,358; 1998 - $2,275)                       66,730            90,311
Receivable - Pittston Brink's Group/BAX Group, net     1,897                 -
Inventories:
  Coal inventory                                      25,828            24,567
  Other inventory                                      4,788             4,177
------------------------------------------------------------------------------
                                                      30,616            28,744
Prepaid expenses and other current assets              6,420             6,574
Deferred income taxes                                 18,690            19,863
------------------------------------------------------------------------------
Total current assets                                 127,064           146,434

Property,  plant  and  equipment,  at
  cost  (net of  accumulated  depreciation,
  depletion and amortization:
  1999 - $175,630; 1998 - $159,459)                  151,051           153,785
Deferred pension assets                               90,201            86,897
Deferred income taxes                                 59,990            58,210
Intangibles, net of accumulated amortization         102,672           104,925
Coal supply contracts                                 13,911            21,965
Receivable - Pittston Brink's Group/BAX Group, net    14,630            16,298
Other assets                                          57,156            52,950
------------------------------------------------------------------------------
Total assets                                        $616,675           641,464
------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term borrowings                               $ 12,428            29,734
Current maturities of long-term debt                     598               482
Accounts payable                                      32,304            33,987
Payable - Pittston Brink's Group/BAX Group, net            -             3,321
Accrued liabilities                                   90,778            87,737
------------------------------------------------------------------------------
Total current liabilities                            136,108           155,261

Long-term debt, less current maturities              166,863           131,772
Postretirement benefits other than pensions          235,598           231,242
Workers' compensation and other claims                74,379            79,717
Mine closing and reclamation liabilities              32,428            33,147
Other liabilities                                     31,922            35,977
Commitments and contingent liabilities
Shareholder's equity                                 (60,623)          (25,652)
------------------------------------------------------------------------------
Total liabilities and shareholder's equity          $616,675           641,464
------------------------------------------------------------------------------

See accompanying notes to financial statements.




                           PITTSTON MINERALS GROUP
                           STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (Unaudited)


                                          Three Months             Nine Months
                                    Ended September 30      Ended September 30
                                      1999        1998        1999        1998
------------------------------------------------------------------------------
Net sales                         $105,510     126,567     305,219     410,873

Cost and expenses:
Cost of sales                      113,283     125,148     324,698     402,590
Selling, general and administrative
  expenses                           8,042       7,599      24,198      24,450
Restructuring and other credits       (851)          -        (851)          -
------------------------------------------------------------------------------
Total costs and expenses           120,474     132,747     348,045     427,040
Other operating income, net          4,011       9,445      10,242      14,230
------------------------------------------------------------------------------
Operating profit (loss)            (10,953)      3,265     (32,584)     (1,937)
Interest income                        701         323       1,606         937
Interest expense                    (2,709)     (2,366)     (7,600)     (7,409)
Other income, net                        2           -           1           1
------------------------------------------------------------------------------
Income (loss) before income taxes  (12,959)      1,222     (38,577)     (8,408)
Credit for income taxes             (6,280)       (816)    (20,605)     (8,406)
------------------------------------------------------------------------------
Net income (loss)                   (6,679)      2,038     (17,972)         (2)
Preferred stock dividends,
  net (Note 6)                        (231)       (886)     17,852      (2,637)
------------------------------------------------------------------------------
Net income (loss) attributed to common
  shares (Note 6)                 $ (6,910)      1,152        (120)     (2,639)
------------------------------------------------------------------------------
Net income (loss) per common share
 (Note 6):
  Basic                           $  (0.77)       0.14       (0.01)      (0.32)
  Diluted                            (0.77)       0.14       (1.87)      (0.32)
------------------------------------------------------------------------------

Cash dividends per common share   $      -       0.0250      0.0250      0.2125
------------------------------------------------------------------------------

Weighted average common shares outstanding:
  Basic                              9,014       8,370       8,786       8,302
  Diluted                            9,014       8,371       9,600       8,302
------------------------------------------------------------------------------

Comprehensive income (loss)       $ (7,552)        411       4,233      (4,219)
------------------------------------------------------------------------------

See accompanying notes to financial statements.




                           PITTSTON MINERALS GROUP
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (Unaudited)


                                                                   Nine Months
                                                            Ended September 30
                                                              1999        1998
------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                               $   (17,972)         (2)
Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
  Depreciation, depletion and amortization                  27,382      27,200
  (Credit) provision for deferred income taxes              (2,273)      4,791
  Credit for pensions, noncurrent                           (2,949)     (2,308)
  Gain on sale of property, plant and
    equipment and other assets                                (186)     (4,108)
  Provision for uncollectible accounts receivable            2,389          61
  Equity in (earnings) loss of unconsolidated
    affiliates, net of dividends received                       (2)        775
  Other operating, net                                         965       1,620
  Change in operating assets and liabilities,
    net of effects of acquisitions and
    dispositions:
    Decrease (increase) in accounts receivable              21,314     (40,111)
    (Increase) decrease in inventories                      (1,797)      7,622
    Decrease (increase) in prepaid expenses
      and other current assets                               2,143      (2,020)
    Increase in other assets                                (2,913)     (3,342)
    Increase (decrease) in accounts payable
      and accrued liabilities                                2,496     (24,005)
    (Decrease) increase in other liabilities                  (471)      2,429
    Decrease in workers' compensation and
      other claims, noncurrent                              (5,338)     (6,577)
    Other, net                                                 824        (181)
------------------------------------------------------------------------------

Net cash provided (used) by operating activities            23,612     (38,156)
------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                 (15,660)    (18,909)
Proceeds from disposal of property, plant and equipment      1,623      18,329
Proceeds from disposition of assets                              -       6,772
Other, net                                                   1,125         252
------------------------------------------------------------------------------
Net cash (used) provided by investing activities           (12,912)      6,444
------------------------------------------------------------------------------
Cash flows from financing activities:
(Decrease) increase in short-term borrowings               (17,307)     35,014
Additions to long-term debt                                 66,150      64,441
Reductions of long-term debt                               (31,037)    (43,970)
Payments to Brink's Group                                   (4,218)    (19,418)
Repurchase of stock (Note 6)                               (20,980)       (308)
Dividends paid                                              (1,539)     (4,249)
------------------------------------------------------------------------------
Net cash (used) provided by financing activities            (8,931)     31,510
------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents         1,769        (202)
Cash and cash equivalents at beginning of period               942       3,394
------------------------------------------------------------------------------
Cash and cash equivalents at end of period              $    2,711       3,192
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

(2) The following is a reconciliation between the calculation of basic and diluted net income (loss) per share:


                                          Three Months             Nine Months
                                    Ended September 30      Ended September 30
      Minerals Group                    1999      1998           1999     1998
      -------------------------------------------------------------------------
      NUMERATOR:
      Net income (loss)            $  (6,679)    2,038        (17,972)      (2)
      Convertible Preferred Stock
         dividends, net                  (231)     (886)        17,852   (2,637)
      -------------------------------------------------------------------------
      Basic net income (loss)
       per share                      (6,910)    1,152           (120)  (2,639)
      Effect of dilutive securities:
        Convertible Preferred Stock
         dividends, net                     -         -        (17,852)       -
     -------------------------------------------------------------------------
      Diluted net income (loss)
        per share                  $  (6,910)    1,152        (17,972)  (2,639)
      -------------------------------------------------------------------------




                                          Three Months             Nine Months
                                    Ended September 30      Ended September 30
      Minerals Group                    1999      1998           1999     1998
      -------------------------------------------------------------------------
      DENOMINATOR:
      Basic weighted average common
        shares outstanding             9,014     8,370          8,786    8,302
      Effect of dilutive securities:
        Stock options                      -         1              1        -
        Assumed conversion of Convertible
        Preferred Stock                    -         -            813        -
      -------------------------------------------------------------------------
      Diluted weighted average common
        shares outstanding             9,014     8,371          9,600    8,302
      -------------------------------------------------------------------------

      Options to purchase 722 shares of Minerals Stock, at prices between $1.56 and $25.74 per share, were outstanding during the three months ended September 30, 1999, but were not included in the computation of diluted net loss per share because the effect of all options would be antidilutive. Options to purchase 698 shares of Minerals Stock, at prices between $1.81 and $25.74 per share, were outstanding during the nine months ended September 30, 1999, but were not included in the computation of diluted net loss per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

      The conversion of the Convertible Preferred Stock to 460 and 1,764 shares of Minerals Stock has been excluded in the computation of diluted net income (loss) per share in the three months ended September 30, 1999, and in the three and nine months ended September 30, 1998, respectively, because the effect of the assumed conversions would be antidilutive.

      The shares of Minerals Stock held in the Pittston Company Employee Benefits Trust ("Trust") are subject to the treasury stock method and effectively are not included in the basic and diluted net income (loss) per share calculations. As of September 30, 1999, 69 shares of Minerals Stock (3 in 1998) remained in the Trust. In October 1999, the Company sold for a promissory note of the Trust, 900 new shares of Minerals Stock at a price equal to the closing value of the stock on the date prior to the issuance.

(3) Depreciation, depletion and amortization of property, plant and equipment totaled $5,645 and $16,885 in the third quarter and first nine months of 1999, respectively, compared to $5,240 and $16,583 in the third quarter and first nine months of 1998, respectively.

(4) Cash payments made for interest and income taxes, net of refunds received, were as follows:


                                       Three Months                Nine Months
                                 Ended September 30         Ended September 30
                                   1999        1998           1999        1998
      -------------------------------------------------------------------------
      Interest                $   3,556       2,703          7,522       8,014
      -------------------------------------------------------------------------
      Income taxes            $  (5,202)     (4,527)       (18,868)    (16,516)
      -------------------------------------------------------------------------

(5) The cumulative impact of foreign currency translation deducted from shareholder's equity was $2,802 and $3,919 at September 30, 1999 and December 31, 1998, respectively.

      The cumulative impact of cash flow hedges added to shareholder's equity was $1,175 at September 30, 1999. The cumulative impact of cash flow hedges deducted from shareholder's equity was $2,020 at December 31, 1998.

(6) Under the share repurchase programs authorized by the Board of Directors (the "Board"), the Company purchased shares in the periods presented as follows:


                                         Three Months              Nine Months
                                   Ended September 30       Ended September 30
      (In thousands)                 1999        1998         1999        1998
      -------------------------------------------------------------------------
      Convertible Preferred Stock:
        Shares                          -           -          83.9         0.4
        Cost                       $    -           -        20,980         146
        Excess carrying amount (a) $    -           -        19,201          23
      -------------------------------------------------------------------------

     (a)The excess of the carrying amount of the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Minerals Group and the Company's Statement of Operations.

      On March 12, 1999, the Board increased the authority to purchase its Convertible Preferred Stock by $4,300. On March 15, 1999, the Company purchased 83.9 shares (or 839 depositary shares) of its Convertible
      Preferred Stock for $20,980. The Convertible Preferred Stock is convertible into Minerals Stock and has an annual dividend rate of $31.25 per share. Preferred dividends included on the Company's Statement of Operations for the nine months ended September 30, 1999 are net of $19,201, which is the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to the holders of the Convertible Preferred Stock. The cash flow requirements and proceeds and the costs of the Convertible Preferred Stock have been attributed to the Minerals Group.

      As of September 30, 1999, the Company had the remaining authority to purchase 1,000 shares of Minerals Stock and an additional $7,556 of its Convertible Preferred Stock. The remaining aggregate purchase cost limitation for all common stock was $22,184 as of September 30, 1999.

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


                            RESULTS OF OPERATIONS

                                       Three Months                Nine Months
                                 Ended September 30         Ended September 30
(In thousands)                      1999       1998            1999       1998
------------------------------------------------------------------------------
Net sales:
Pittston Coal:
  Coal Operations              $  99,417    121,138        288,540     393,167
  Allied Operations (a)            3,046      1,729          6,968       5,796
------------------------------------------------------------------------------
Total Pittston Coal              102,463    122,867        295,508     398,963
Mineral Ventures                   3,047      3,700          9,711      11,910
------------------------------------------------------------------------------
Net sales                      $ 105,510    126,567        305,219     410,873
------------------------------------------------------------------------------
Operating profit (loss):
Pittston Coal:
  Coal Operations              $  (8,834)     4,258        (27,862)      1,570
  Allied Operations (a)            1,553      1,596          4,263       5,072
------------------------------------------------------------------------------
Total Pittston Coal               (7,281)     5,854        (23,599)      6,642
Mineral Ventures                  (2,001)    (1,084)        (4,029)     (1,409)
------------------------------------------------------------------------------
Segment operating profit (loss)   (9,282)     4,770        (27,628)      5,233
General corporate expense         (1,671)    (1,505)        (4,956)     (7,170)
------------------------------------------------------------------------------
Operating profit (loss)        $ (10,953)     3,265        (32,584)     (1,937)
------------------------------------------------------------------------------

(a)Primarily consists of timber and natural gas operations.



                           SELECTED FINANCIAL DATA

                                          Three Months             Nine Months
                                    Ended September 30      Ended September 30
(In thousands)                         1999       1998         1999       1998
------------------------------------------------------------------------------
Depreciation, depletion and amortization:
  Pittston Coal                     $ 8,708      8,402       24,835     25,056
  Mineral Ventures                      700        632        2,353      1,993
  General corporate                      88         52          194        151
------------------------------------------------------------------------------
Total depreciation, depletion and
  amortization                     $  9,496      9,086       27,382     27,200
------------------------------------------------------------------------------
Cash capital expenditures:
  Pittston Coal                     $ 6,012      5,150       12,486     16,325
  Mineral Ventures                      897        974        3,154      2,413
  General corporate                       9         34           20        171
------------------------------------------------------------------------------
Total cash capital expenditures     $ 6,918      6,158       15,660     18,909
------------------------------------------------------------------------------

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

In the third quarter of 1999, the Minerals Group reported a net loss of $6.7 million compared to a net income of $2.0 million in the third quarter of 1998. In the third quarter of 1999, the operating loss totaled $11.0 million as compared to an operating profit of $3.3 million in the 1998 third quarter. Operating loss in the 1999 quarter includes a $2.4 million benefit on litigation settlements and favorable workers' compensation claim experience. However, this $2.4 million benefit was partially offset by $0.8 million of costs associated with the previously reported salaried staff reduction. Operating profit in the 1998 quarter included a $5.4 million gain on the sale of two idle coal properties in West Virginia and a loading dock in Kentucky and a $2.6 million gain on a litigation settlement. Net sales during the third quarter of 1999 decreased $21.1 million (17%) compared to the corresponding 1998 quarter.

In the first nine months of 1999, the Minerals Group reported a net loss of $18.0 million compared to break-even results in the same period of 1998. In the first nine months of 1999 the operating loss totaled $32.6 million including third quarter net gains of $1.6 million mentioned above as well as a $2.4 million litigation settlement gain in the first quarter of 1999 as compared to an operating loss of $1.9 million in the 1998 period. Operating loss in the 1998 period included a net benefit of approximately $6.0 million related to net gains on the sale of assets and from a gain on a litigation settlement. Net sales during the first nine months of 1999 decreased $105.7 million (26%) compared to the corresponding 1998 period.

PITTSTON COAL
Pittston Coal is comprised of Coal Operations and Allied Operations which are discussed separately below.

Selected financial data for Coal Operations on a comparative basis:

                                          Three Months             Nine Months
                                    Ended September 30      Ended September 30
(In thousands)                         1999       1998         1999       1998
------------------------------------------------------------------------------
Coal margin                        $  4,161      7,828       14,567     27,963
Other operating income                2,785      8,725        6,308     11,407
Restructuring and other credits         851          -          851          -
------------------------------------------------------------------------------
Margin and other income               7,797     16,553       21,726     39,370
------------------------------------------------------------------------------
Idle equipment and closed mines       2,346      1,008        6,426      4,293
Inactive employee costs               9,435      6,806       27,728     20,501
Selling, general and administrative   4,850      4,481       15,434     13,006
------------------------------------------------------------------------------
Total other costs and expenses       16,631     12,295       49,588     37,800
------------------------------------------------------------------------------
Total Coal Operations operating
  loss                              $(8,834)     4,258      (27,862)     1,570
------------------------------------------------------------------------------

                                       66


                                          Three Months             Nine Months
                                    Ended September 30      Ended September 30
(In thousands)                         1999       1998         1999       1998
------------------------------------------------------------------------------
Coal sales (tons):
  Metallurgical                       1,267      1,868        3,761      5,794
  Steam                               2,138      2,197        6,049      7,432
------------------------------------------------------------------------------
Total coal sales                      3,405      4,065        9,810     13,226
------------------------------------------------------------------------------


                                          Three Months             Nine Months
                                    Ended September 30      Ended September 30
(In thousands)                         1999       1998        1999        1998
------------------------------------------------------------------------------
Production/purchased (tons):
  Deep                                1,108      1,340       3,637       4,097
  Surface                             1,136      1,551       3,346       5,361
  Contract                              372        182       1,042         624
------------------------------------------------------------------------------
                                      2,616      3,073       8,025      10,082
Purchased                               464        834       1,908       2,845
------------------------------------------------------------------------------
Total                                 3,080      3,907       9,933      12,927
------------------------------------------------------------------------------

Coal margin per ton:
  Realization                      $   29.20     29.80       29.41       29.72
  Current production costs             27.98     27.87       27.93       27.61
------------------------------------------------------------------------------
Coal margin                        $    1.22      1.93        1.48        2.11
------------------------------------------------------------------------------

Coal Operations net sales decreased $21.7 million in the third quarter of 1999 compared to the same period in 1998. This decline is primarily due to a 0.7 million ton reduction (16%) compared to the third quarter of 1998. Steam coal sales in the third quarter of 1999 remained relatively unchanged and metallurgical coal sales declined by 0.6 million tons (32%), to 1.3 million tons when compared to the third quarter 1998. The decline in metallurgical sales was primarily due to continued softness in market conditions resulting from weak export markets for metallurgical coal and a strong US dollar relative to the currencies of other coal exporting nations. Steam coal sales represented 63% and 54% of total volume in the third quarter of 1999 and 1998, respectively, reflecting the impact of the significant decline in metallurgical volumes.

For the third quarter of 1999, Coal Operations generated an operating loss of $8.8 million as compared to an operating profit of $4.3 million for the same period in 1998. Operating loss in the third quarter of 1999 included a $2.4 million benefit of litigation settlements and favorable workers' compensation claim experience. However, this $2.4 million benefit was partially offset by $0.8 million of costs associated with the previously reported salaried staff reduction. Operating profit in the third quarter of 1998 included the previously mentioned $5.4 million gain on sale of assets as well as the $2.6 million gain on a litigation settlement. The lower results were primarily due to a $5.9 million decline in other operating income and a $3.7 million decrease in coal margin. In addition, idle and closed mine expenses and inactive employee costs increased $1.3 million and $2.6 million, respectively, in the third quarter of 1999 compared to the same period in 1998.

Coal margin per ton decreased to $1.22 per ton in the third quarter of 1999 from $1.93 per ton for the 1998 third quarter, primarily due to reduced sales volume and lower realizations on metallurgical sales and, to a lesser extent, higher steam related production costs due to permitting delays discussed below. Metallurgical coal margins were negatively impacted in the third quarter of 1999 by lower realizations per ton primarily resulting from the previously mentioned soft market conditions which negatively impacted annual contract negotiations. In addition, coal margin in the third quarter of 1999 included the benefit of the judgment rendered by the US District Court for the Eastern District of Virginia, regarding the constitutionality of the federal black lung excise tax (as more fully discussed below).

Metallurgical sales in 1999 are expected to continue to be lower than 1998 levels, due to weak market conditions. Metallurgical export sales continue to be negatively impacted by the relative strength of the US dollar versus currencies of other metallurgical coal producing countries as well as an oversupply of metallurgical coal internationally resulting from the lasting effects of the 1998 Asian crisis. In addition, future steam coal margins are expected to be negatively impacted by any failure to receive mining permits in West Virginia on a timely basis (as discussed below), as well as potential increases in operating costs.

Production in the third quarter of 1999 decreased 0.5 million tons over the comparable period in 1998, while purchased coal declined from 0.8 million tons to 0.5 million tons for the third quarter of 1998 and 1999, respectively. Surface production accounted for 46% and 51% of total production in the third quarter of 1999 and 1998, respectively. The decrease in production is attributable to the closing of a surface mine in Kentucky during the third quarter of 1998 and the temporary idlement of a deep mine in West Virginia during the first quarter of 1999.

Other operating income amounted to $2.8 million in the third quarter of 1999 as compared to $8.7 million in the comparable period of 1998. This decrease was primarily due to the previously mentioned $5.4 million gain in sale of assets in 1998.

Idle and closed mine costs increased $1.3 million during the third quarter of 1999 compared to the same period in 1998, primarily as a result of costs associated with the first quarter 1999 idlement of a deep mine producing metallurgical coal, which was idled in response to the previously mentioned weak market conditions. Late in the third quarter of 1999, this mine was reactivated and is now producing at reduced capacity. Barring significant improvements in market conditions, there could be a further review of capacity requirements.

Inactive employee costs, which primarily represent long-term employee liabilities for pension, black lung and retiree medical costs, increased 39% primarily due to higher costs related to certain long-term benefit obligations as a result of reductions in the amortization of actuarial gains, a decrease in the discount rate used to calculate the present value of the liabilities and higher premiums under the Coal Industry Retiree Benefit Act of 1992. Coal Operations anticipates that costs related to certain of these long-term benefit obligations will continue at these higher levels throughout 1999.

Selling, general and administrative expenses increased $0.4 million (8%) over the prior year's quarter largely due to expenses associated with the salaried staff reductions and as a result of provisions related to the bankruptcy of a significant user of Pittston Coal's metallurgical coal.

Pittston Coal management has engaged an outside consultant to perform a comprehensive study of its coal resources. Such study will include an evaluation of the quality, recoverability and economic feasibility of all available reserves. It is currently anticipated that the study will be completed prior to the end of 1999. Management intends to use the results of the study along with its ongoing assessment of current and future coal industry economics to evaluate and, potentially, adjust its current plans to maximize values from specific properties and interests. Decisions to be made by management as a result of this process could affect future earnings and the carrying value of coal-related assets. It is not currently possible to estimate the potential outcome of this assessment or its impact, if any, on the financial position and/or results of operations of the Minerals Group.

As reported in the first two quarters of 1999, a controversy involving an unrelated party with respect to a method of mining called "mountaintop removal" that began in mid-1998 in West Virginia has resulted in a substantial delay in the process of issuing mining permits, including those unrelated to mountaintop removal. As a result, there has been a delay in Vandalia Resources, Inc. ("Vandalia"), a wholly-owned subsidiary of Pittston Coal, being issued, in a timely fashion, mining permits necessary for its uninterrupted mining. Vandalia required the issuance of two permits to ensure uninterrupted production throughout 1999 and a third permit to ensure uninterrupted production throughout 2000. Vandalia obtained the first permit on April 15, 1999. Expedient development under the first permit allowed for uninterrupted production through

September 17, 1999 when permitting delays forced the elimination of 26 jobs and reduced marketable production from Vandalia by 40,000 tons per month. The second permit has been pending since the fall of 1998, and the third permit has been pending since the spring of 1999. Although management believed the second permit was likely to be issued in the fall of 1999 and the third permit would be issued in mid-2000, on October 20, 1999, United States District Court Judge Charles H. Haden, II issued a Memorandum Opinion and Order enjoining the regulatory agencies from approving any further surface mining permits that allowed the placement of excess spoil in intermittent and perennial streams, which includes Vandalia's second and third permits. In an effort to enforce Judge Haden's Order, the Director of the West Virginia Division of Environmental Protection issued an October 21, 1999 Order which provided that no surface mining permits shall be issued which propose fills in intermittent or perennial streams. On October 29, 1999, Judge Haden stayed the enforcement of his October 20, 1999 Memorandum Opinion and Order pending appeal of his Order to the United States Court of Appeals for the Fourth Circuit, and on November 1, 1999, the Director of the West Virginia Division of Environmental Protected rescinded his October 21, 1999 Order. Since Vandalia's second and third permits planned for fills in intermittent and perennial streams, Vandalia is unsure how this activity will affect the issuance of the outstanding permits. Vandalia and other affected parties in West Virginia are currently exploring all legal and legislative remedies that may be available to resolve this matter. If the outstanding permits are not issued prior to the end of January 2000, this most probably will result in additional job and marketable production losses. During the year ended December 31, 1998, Vandalia produced approximately 2.7 million tons of coal resulting in revenues of approximately $81.8 million and contributed significantly to coal margin.

Revenues from Allied Operations increased by $1.3 million and operating profit remained at $1.6 million for the third quarter of 1999 as compared to the same period in 1998. The increase in revenue is due to the start-up of the new chip mill facility.

Coal Operations sales decreased $104.6 million in the first nine months of 1999 compared to the same period in 1998 largely as the result of reduced sales volume, which declined 3.4 million tons from the 13.2 million tons sold in the first nine months of 1998, as well as lower metallurgical coal realizations. Compared to the first nine months of 1998, steam coal sales in the first nine months of 1999 decreased by 1.4 million tons (19%) to 6.0 million tons, and metallurgical coal sales declined by 2.0 million tons (35%), to 3.8 million tons. The steam sales reduction was due primarily to the sale of certain coal assets at the Elkay mining operation in West Virginia ("Elkay Assets") in the second quarter of 1998 and the closing of a surface mine in Kentucky in the third quarter 1998. The decline in metallurgical sales was primarily due to continued softness in market conditions resulting from weak export markets for metallurgical coal and a strong US dollar relative to the currencies of other coal exporting nations. Steam coal sales represented 62% and 56% of total volume in the first nine months of 1999 and 1998, respectively.

For the first nine months of 1999, Coal Operations generated an operating loss of $27.9 million as compared to an operating profit of $1.6 million for the same period in 1998. Operating profit in the 1998 period included a net benefit of approximately $6 million related to net gains on the sale of assets and a gain on a litigation settlement while operating loss in 1999 included the previously mentioned costs associated with salaried staff reductions. The lower results were primarily due to a reduction in coal margin and increases in idle and closed mine cost, inactive employee cost and selling, general and administrative expenses.

Total coal margin for the first nine months of 1999 decreased compared to the 1998 comparable period primarily due to lower sales volume combined with a decrease in coal margin per ton. Coal margin per ton decreased to $1.48 per ton in the first nine months of 1999 from $2.11 per ton for the 1998 period. This overall change was primarily due to a decrease in metallurgical coal margins. Metallurgical coal margins were negatively impacted in the first nine months of 1999 by lower realizations per ton primarily resulting from the previously mentioned soft market conditions. In addition, coal margin per ton in the first nine months of 1998 included an average benefit of $0.10 per ton related to a favorable ruling issued by the US Supreme Court on the unconstitutionality of the Harbor Maintenance Tax while the first nine months of 1999 included the benefit of the judgment rendered by the US District Court for the Eastern District of Virginia, regarding the constitutionality of the federal black lung excise tax on export shipments, since Coal Operations no longer had to accrue the tax (as more fully discussed below).

Production in the first nine months of 1999 decreased 2.1 million tons over the comparable period in 1998, while purchased coal declined from 2.8 million tons for the first nine months of 1998 to 1.9 million tons for the corresponding 1999 period. Surface production accounted for 45% and 54% of total production in the first nine months of 1999 and 1998, respectively, and this reduction reflects the sale of the Elkay Assets as well as the closing of a surface mine in Kentucky. In addition, an underground mine in West Virginia was idled temporarily beginning in the first quarter of 1999, contributing to the decrease in production.

Other operating income, which primarily includes gains and losses on sales of property and equipment and third party royalties, amounted to $6.3 million in the first nine months of 1999 as compared to $11.4 million in the comparable period of 1998. Other operating income in the 1998 period included the previously mentioned gain on sale of assets.

Idle and closed mine costs increased $2.1 million during the first nine months of 1999. The increase was due to the first quarter 1999 idlement of a deep mine producing metallurgical coal, in response to the previously mentioned weak market conditions, as well as additional costs at other idle mines, partially offset by the $2.0 million inventory writedown associated with the sale of the Elkay Assets in 1998.

Inactive employee costs increased 35% from the first nine months of 1998 to the same period in 1999 primarily due to higher costs related to certain long-term benefit obligations as a result of reductions in the amortization of actuarial gains, a decrease in the discount rate used to calculate the present value of the liabilities and higher premiums under the Coal Industry Retiree Benefit Act of 1992.

Selling, general and administrative expenses for the first nine months of 1999 increased $2.4 million over the prior year comparable period, primarily as the result of a provision related to the bankruptcy of a significant user of Pittston Coal's metallurgical coal.

Revenues from the Allied Operations increased $1.2 million and operating profit decreased by $0.8 million for the first nine months of 1999 as compared to the same period in 1998. The lower operating profit in 1999 was largely due to lower timber results.

On February 10, 1999, the US District Court for the Eastern District of Virginia entered a final judgment in favor of certain of the Company's subsidiaries, ruling that the federal black lung excise tax ("FBLET") imposed under Section 4121 of the Internal Revenue Code is unconstitutional as applied to export coal sales and ordering a refund to the subsidiaries of approximately $0.7 million (plus interest) for the FBLET that those companies paid for the quarter ended March 31, 1997. The government did not appeal the judgment before the April 12, 1999 deadline for noticing an appeal. A refund of $0.8 million including interest was received in July, 1999. The Company will seek additional refunds of the FBLET it paid on export coal sales for all open statutory periods. The ultimate amounts and timing of such refunds, if any, cannot be determined at the present time. As a result of this judgment, Pittston Coal no longer has to incur the tax on exported coal sales in 1999. During the first nine months of 1998, such tax amounted to approximately $1.9 million.

Coal Operations continues cash funding for charges recorded in prior years for facility closure costs recorded as restructuring and other charges in the Statement of Operations. The following table analyzes the changes in liabilities during the first nine months quarter of 1999 for such costs:


                                                             Employee
                                                   Mine  Termination,
                                                    and       Medical
                                                  Plant           and
                                                Closure     Severance
(In thousands)                                    Costs         Costs    Total
------------------------------------------------------------------------------
Balance as of December 31, 1998               $   8,906        16,307   25,213
Payments                                          1,373         1,355    2,728
------------------------------------------------------------------------------
Reversals (a)                                         -           851      851
Balance as of September 30, 1999              $   7,533        14,101   21,634
------------------------------------------------------------------------------

(a)Reversals relate to favorable workers'compensation claim experience.



MINERAL VENTURES

                                          Three Months             Nine Months
                                    Ended September 30      Ended September 30
                                      1999        1998       1999         1998
------------------------------------------------------------------------------
Stawell Gold Mine:
Mineral Ventures' 50% direct share:
  Ounces sold                       10,585     11,796      33,795       34,751
  Ounces produced                   10,791     11,848      33,886       34,747
Average per ounce sold (US$):
  Realization                      $   288        313         287          341
  Cash cost                            280        205         257          210
------------------------------------------------------------------------------

Mineral Ventures primarily consists of a 50% direct interest in the Stawell gold mine ("Stawell") in Western Victoria, Australia. The remaining 50% interest in Stawell is owned by Mining Project Investors ("MPI"). In addition, Mineral Ventures has a 45% ownership interest in its joint venture partner MPI (40% on a fully diluted basis).

Mineral Ventures generated net sales during the third quarter of 1999 of $3.0 million, an 18% decrease from the $3.7 million reported in the third quarter of 1998. The decrease in net sales resulted from the year-over-year decline in the market price of gold and lower sales volume. Operating loss for the third quarter of 1999 was $2.0 million compared to an operating loss of $1.1 million in the same period last year. The operating loss during the third quarter of 1999 was negatively impacted by lower realizations and higher production costs due primarily to poor grade and recovery. The cash cost per ounce of gold sold increased from $205 in the third quarter of 1998 to $280 in the third quarter of 1999, reflecting higher production costs and the exchange rate impact of a slightly stronger Australian dollar as compared to the third quarter of 1998.

Mineral Ventures generated net sales during the first nine months of 1999 of $9.7 million, an 18% decrease from the $11.9 million reported in the first nine months of 1998, reflecting a year-over-year decline in the market price of gold. For the nine months ended September 30, 1999, Mineral Ventures gold realizations have declined approximately 16% over the year ago price, reflecting the deterioration in the market price of gold during most of the third quarter of 1999. Mineral Ventures generated an operating loss of $4.0 million for the first nine months of 1999 compared to an operating loss of $1.4 million in the same period last year. The cash cost per ounce of gold sold increased from $210 in the first nine months of 1998 to $257 in the same period of 1999. Production costs in the first nine months of 1999 were negatively impacted by a high percentage of low grade ore milled during the first quarter and by inefficiencies resulting from the delay in the installation of a ventilation shaft during the nine month period, which resulted in poor productivity and as mentioned above, the third quarter suffered from poor grade and recovery. Increased equity income from MPI partially offset the increased operating losses of the gold mine.

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

CORPORATE EXPENSES
A portion of the Company's corporate general and administrative expenses and other shared services has been allocated to the Minerals Group based on utilization and other methods and criteria which management believes to be a reasonable and equitable estimate of the costs attributable to the Minerals Group. These attributions were $1.7 million and $1.5 million for the third quarter of 1999 and 1998, respectively and $5.0 million and $7.2 million for the first nine months of 1999 and 1998, respectively. Corporate expenses in the first nine months of 1998 included additional expenses of approximately $5.8 million related to a retirement agreement between the Company and its former Chairman and CEO. Approximately $1.8 million of this $5.8 million of expenses were attributed to the Minerals Group. Corporate expenses in the first nine months of 1998 also included costs associated with a severance agreement with a former member of the Company's senior management.

OTHER OPERATING INCOME, NET
Other operating income, net which primarily includes gains and losses on sales of property and equipment and royalties, decreased $5.4 million and $4.0 million for the quarter and nine months ended September 30, 1999, respectively, from the prior year periods primarily as a result of the previously mentioned gain on sale of assets in 1998. Other operating income for the third quarter of 1999 and 1998 includes $1.5 million and $2.6 million of gains on litigation settlements, respectively.

INTEREST EXPENSE, NET
Interest expense, net was approximately $2.0 million for both the third quarters of 1999 and 1998 and $6.0 million and $6.5 million for the first nine months of 1999 and 1998, respectively. The fluctuations in interest expense were primarily the result of higher average borrowings in the 1999 periods, the impact of which was offset by lower average interest rates in 1999.

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

CASH FLOW REQUIREMENTS
Cash provided by operating activities approximated $23.6 million in the first nine months of 1999 as compared to cash used of $38.2 million in the first nine months of 1998. Lower cash earnings were more than offset by a decrease in the amount required to fund operating assets and liabilities, primarily due to fluctuations in accounts receivable relating to the revenue decline.

INVESTING ACTIVITIES
Cash capital expenditures for the first nine months of 1999 and 1998 totaled $15.7 million and $18.9 million, respectively. Of the 1999 amount of cash capital expenditures, $12.5 million was spent by Pittston Coal and $3.1 million was spent by Mineral Ventures. For the full year 1999, the Minerals Group's cash capital expenditures are expected to range between $20 million and $25 million. The foregoing amounts exclude expenditures that have been or are expected to be financed through capital or operating leases and any acquisition expenditures. During the first nine months of 1998, Coal Operations disposed of certain Elkay Assets, idle coal properties and the loading dock facility previously discussed for cash proceeds approximating $23 million.

FINANCING
The Minerals Group intends to fund cash capital expenditures through anticipated cash flow from operating activities or through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements, other borrowing arrangements or borrowings from the Brink's Group.

Financing activities in the first nine months of 1999 included the repurchase of
0.08 million shares (or 0.8 million depositary shares) of the Company's Series C Convertible Preferred Stock for approximately $21.0 million. This repurchase was funded through the Facility, as defined below.

Cash used in financing activities was $8.9 million for the first nine months of 1999, compared with cash provided by financing activities of $31.5 million for the same period in 1998. The 1998 levels reflect additional borrowings primarily required to fund operations.

The Company has a $350.0 million credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million. As of September 30, 1999 and December 31, 1998, borrowings of $100.0 million were outstanding under the term loan portion of the Facility and $166.7 million and $91.6 million, respectively, of additional borrowings were outstanding under the remainder of the Facility. Of the outstanding amounts under the Facility at September 30, 1999, and December 31, 1998, $166.2 million and $130.7 million, respectively, were attributed to the Minerals Group.

RELATED PARTY TRANSACTIONS
At September 30, 1999, under an interest bearing borrowing arrangement, the Minerals Group owed the Brink's Group $16.1 million, a decrease of $4.2 million from the $20.3 million owed at December 31, 1998. The Minerals Group did not owe any amounts to the BAX Group at September 30, 1999 or December 31, 1998.

At September 30, 1999 and December 31, 1998, the Brink's Group owed the Minerals Group $12.9 million for tax benefits utilized by the Brink's Group in accordance with the Company's tax sharing policy. Approximately $9.0 million is expected to be paid within one year. Also at September 30, 1999, the BAX Group owed the Minerals Group $19.7 million compared to the $20.4 million at December 31, 1998 for tax benefits utilized by the BAX Group. Approximately $9.0 million is expected to be paid within one year.

MARKET RISKS AND HEDGING AND DERIVATIVE ACTIVITIES
Mineral Ventures has activities in Australia, which has a local currency other than the US dollar. These activities subject Mineral Ventures to certain market risks, including the effects of changes in foreign currency exchange rates. In addition, the Minerals Group consumes and sells certain commodities in its businesses, exposing it to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by the Mineral Group as an integral part of its overall risk management program, which seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results. The Minerals Group has not had any material changes in its market risk exposures with respect to its interest rate and foreign currency risk since December 31, 1998.

The following table represents the Minerals Group's outstanding commodity hedge contracts as of September 30, 1999:


(In thousands, except                Notional          Average      Estimated
average contract rates)                Amount    Contract Rate     Fair Value
------------------------------------------------------------------------------
Forward gold sale contracts (a)             7      $       305      $      38
Forward swap contracts:
   Natural gas (receive fixed) (b)      1,700           2.5700           (213)
Commodity options:
   Diesel fuel purchases (cap) (b)      3,000           0.5628            252
------------------------------------------------------------------------------

(a)   Notional amounts in ounces of gold.
(b)   Notional amounts in gallons of fuel.

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

READINESS FOR YEAR 2000: STATE OF READINESS
The Minerals Group Year 2000 Project Team has divided its Year 2000 readiness program into four phases: (i) assessment, (ii) remediation/replacement, (iii) testing and (iv) integration. At September 30, 1999, the Minerals Group's core IT assets are either already Year 2000 ready or in the testing or integration phases. The Minerals Group plans to have completed all phases of its Year 2000 readiness program on a timely basis prior to Year 2000. As of September 30, 1999, approximately 98% of hardware systems and embedded systems have been tested and verified and/or certified as Year 2000 ready.

As part of its Year 2000 project, Pittston Coal and Mineral Ventures have sent comprehensive questionnaires to significant suppliers (particularly suppliers of energy and transportation services), customers and others with which they do business, regarding their Year 2000 readiness and are attempting to identify significant problem areas with respect to these business partners. As of September 30, 1999, based on questionnaire responses to date, no potential problems have been identified that would materially affect Minerals Group operations. The Minerals Group is relying on such third parties representations regarding their own readiness for Year 2000. The Minerals Group is assessing and will continue to assess throughout 1999, the extent to which potential problems associated with business partners may have a material adverse impact on its operations.

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

Total anticipated remediation and acceleration costs are detailed in the table below:


(Dollars in millions)
ACCELERATION                                  Capital       Expense      Total
------------------------------------------------------------------------------
Total anticipated Year 2000 costs           $     1.6           0.2        1.8
Incurred through September 30, 1999               1.1           0.2        1.3
------------------------------------------------------------------------------
Remainder                                   $     0.5             -        0.5
------------------------------------------------------------------------------


REMEDIATION                                   Capital       Expense      Total
------------------------------------------------------------------------------
Total anticipated Year 2000 costs           $       -           0.2        0.2
Incurred through September 30, 1999                 -           0.2        0.2
------------------------------------------------------------------------------
Remainder                                   $       -             -          -
------------------------------------------------------------------------------

TOTAL                                         Capital       Expense      Total
------------------------------------------------------------------------------
Total anticipated Year 2000 costs           $     1.6           0.4        2.0
Incurred through September 30, 1999               1.1           0.4        1.5
------------------------------------------------------------------------------
Remainder                                   $     0.5             -        0.5
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

READINESS FOR YEAR 2000: CONTINGENCY PLAN
During the second quarter of 1999, the Minerals Group initiated contingency planning for dealing with its most reasonably likely worst case scenario. The foundation for the Minerals Group's Year 2000 Program is to ensure that critical systems are renovated/replaced and tested prior to when a Year 2000 failure might occur if the program were not undertaken. As of September 30, 1999, critical systems have been tested and verified as Year 2000 ready. Year 2000 is the number one priority within the Minerals Group's IT organization with full support of the Group's executive management. In addition, as a normal course of business, the Minerals Group maintains and deploys contingency plans designed to address various other potential business interruptions. These plans may be applicable to address the interruption of support provided by third parties resulting from their failure to be Year 2000 ready.

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

CONTINGENT LIABILITIES
The Company commenced insurance coverage litigation in 1990, in the United States District Court of the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. The Company was able to conclude the settlement with all of its insurers without a trial. Taking into account the proceeds from the settlement with its insurers, it is the Company's belief that the ultimate amount that it would be liable for related to the remediation of the Tankport site will not significantly adversely impact the Company's results of operations or financial position.

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

Under the share repurchase programs authorized by the Board of Directors (the "Board"), the Company purchased the following shares in the periods presented:


                                          Three Months             Nine Months
(Dollars in millions,               Ended September 30      Ended September 30
shares in thousands)                   1999       1998         1999       1998
------------------------------------------------------------------------------
Convertible Preferred Stock:
   Shares                                 -          -         83.9        0.4
   Cost                            $      -          -         21.0        0.1
   Excess carrying amount (a)      $      -          -         19.2          -
------------------------------------------------------------------------------

(a) The excess of the carrying amount of the Series C Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Statement of Operations.

On March 12, 1999, the Board increased the remaining authority to purchase its Convertible Preferred Stock by $4.3 million. On March 15, 1999, the Company purchased 0.08 million shares (or 0.8 million depositary shares) of its Convertible Preferred Stock for $21.0 million. The Convertible Preferred Stock is convertible into Minerals Stock and has an annual dividend rate of $31.25 per share. Preferred dividends included on the Company's Statement of Operations for the nine months ended September 30, 1999 are net of $19.2 million, which is the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to the holders of the Convertible Preferred Stock. The cash flow requirements and proceeds and the costs of the Convertible Preferred Stock have been attributed to the Minerals Group.

As of September 30, 1999, the Company had remaining authority to purchase 1.0 million shares of Minerals Stock and an additional $7.6 million of its Convertible Preferred Stock. The remaining aggregate purchase cost limitation for all common stock was $22.2 million as of September 30, 1999.

DIVIDENDS
The Board intends to declare and pay dividends, if any, on Minerals Stock based on the earnings, financial condition, cash flow and business requirements of the Minerals Group. Since the Company remains subject to Virginia law limitations on dividends, losses by the Brink's or the BAX Group could affect the Company's ability to pay dividends in respect of stock relating to the Minerals Group. Dividends on Minerals Stock are also limited by the Available Minerals Dividend Amount as defined in the Company's Articles of Incorporation. The Available Minerals Dividend Amount may be reduced by activity that reduces shareholder's equity or the fair value of net assets of the Minerals Group. Such activity includes net losses by the Minerals Group, dividends paid on the Minerals Stock and the Convertible Preferred Stock, repurchases of Minerals Stock and the Convertible Preferred Stock, and foreign currency translation losses. In May 1998, the Company reduced the dividend rate on Minerals Stock to 10.0 cents per year per share for shareholders as of the May 15, 1998 record date. As a result of recent performance of the Minerals Group and coal industry conditions, as well as consideration of financial condition, cash flow and business requirements, including the Available Minerals Dividend Amount, the Board has declined to declare a quarterly dividend on Minerals Stock since the first quarter of 1999. Dividends on the remaining Convertible Preferred Stock were declared.

During the first nine months of 1999 and 1998, the Board declared and the Company paid cash dividends of 2.50 cents and 21.25 cents, respectively, per share of Minerals Stock. Dividends paid on the Convertible Preferred Stock in the first nine months of 1999 and 1998 were $1.3 million and $2.7 million, respectively.

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

FORWARD LOOKING INFORMATION
Certain of the matters discussed herein, including statements regarding coal sales, coal and gold market conditions, idle equipment and closed mine costs, the impact of operating cost increases on steam coal margins, review of capacity requirements, costs of long-term employee liabilities, the outcome and potential financial impact of Pittston Coal's coal resources study, status of mining permit approvals, increases in operating costs, readiness for Year 2000, projected capital spending and repayment of borrowings to the Minerals Group, involve forward looking information which is subject to known and unknown risks, uncertainties and contingencies which could cause actual results, performance and achievements, to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the Minerals Group and the Company, include, but are not limited to, overall economic and business conditions, the demand for the Minerals Group's products, geological conditions, the outcome of Pittston Coal's coal asset study, pricing, and other competitive factors in the industry, new government regulations and/or legislative initiatives, required permits and approvals, judicial decisions, variations in the spot prices of coal, the ability of counterparties to perform, changes in the scope of Year 2000 initiatives and delays or problems in the implementation of Year 2000 initiatives by the Minerals Group and/or any public or private sector suppliers, service providers and customers.

                         PART II - OTHER INFORMATION



Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits:

      Exhibit
      Number

      27    Financial Data Schedule

(b) There were no reports on Form 8-K were filed during the third quarter of 1999.

                                  SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  THE PITTSTON COMPANY



Dated: November 12, 1999               By         /s/ Robert T. Ritter
                                         ---------------------------------------
                                                    Robert T. Ritter
                                                    (Vice President -
                                                Chief Financial Officer)