Form 10-K405
period 1999-12-31
PITTSTON CO
filed 2000-03-24
CIK 78890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

     (MARK ONE)
        [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                            OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM ___________ TO ___________ COMMISSION FILE NUMBER 1-9148

                              THE PITTSTON COMPANY

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                          VIRGINIA                         54-1317776
             (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
              INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

                       P.O. BOX 4229,
               1000 VIRGINIA CENTER PARKWAY
                    GLEN ALLEN, VIRGINIA                    23058-4229
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE          (804) 553-3600

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                                             NAME OF EACH EXCHANGE OF
     TITLE OF EACH CLASS                                                          WHICH REGISTERED
     -------------------                                                        ----------------
PITTSTON BRINK'S GROUP COMMON STOCK, PAR VALUE $1                          NEW YORK STOCK EXCHANGE
RIGHTS TO PURCHASE SERIES A PARTICIPATING CUMULATIVE PREFERRED STOCK       NEW YORK STOCK EXCHANGE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:                      NONE


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]     No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 1, 2000, there were issued and outstanding 51,777,782 shares of Pittston Brink's Group Common Stock. The aggregate market value of such stocks held by nonaffiliates, as of that date, was $852,898,681.

         Documents incorporated by reference: Part I, Part II and Part IV incorporate information by reference from the Annual Report of the Company for the year ended December 31, 1999. Part III incorporates information by reference from portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A.

-----------------------------------------------------------------------------
PART I
-----------------------------------------------------------------------------


ITEMS 1 AND 2. BUSINESS AND PROPERTIES

As used herein, the "Company" includes The Pittston Company except as otherwise indicated by the context. The Company is comprised of five operating segments - Brink's, Incorporated ("Brink's"), Brink's Home Security, Inc. ("BHS"), BAX Global Inc. ("BAX Global"), Pittston Coal Operations ("Coal Operations") and Other Operations, which consists of Pittston Mineral Ventures ("Mineral Ventures") and the Company's timber and gas operations (collectively, "Allied Operations").

Prior to January 14, 2000, the Company was comprised of three groups - Pittston Brink's Group, Pittston BAX Group, and Pittston Minerals Group. The Pittston Brink's Group included the Brink's and BHS operations of the Company. The Pittston BAX Group included the BAX Global operations of the Company. The Pittston Minerals Group included the Pittston Coal Company and Mineral Ventures operations of the Company. Also, prior to January 14, 2000, the Company had three classes of common stock: Pittston Brink's Group Common Stock ("Brink's Stock"), Pittston BAX Group Common Stock ("BAX Stock") and Pittston Minerals Group Common Stock ("Minerals Stock"), which were designed to provide shareholders with separate securities reflecting the performance of the Brink's Group, the BAX Group and the Minerals Group, respectively.

On December 6, 1999, the Company announced that its Board of Directors (the "Board") approved the elimination of the tracking stock capital structure by an exchange of all outstanding shares of Minerals Stock and BAX Stock for shares of Brink's Stock (the "Exchange"). The Exchange took place on January 14, 2000 (the "Exchange Date"). On the Exchange Date, holders of Minerals Stock received
0.0817 shares of Brink's Stock for each share of their Minerals Stock; and holders of BAX Stock received 0.4848 shares of Brink's Stock for each share of their BAX Stock. See Note 10 of the Company's consolidated financial statements for additional information concerning the Exchange on pages 48 through 49 of the Company's 1999 Annual Report, which are incorporated herein by reference. From and after the Exchange Date, Brink's Stock is the only outstanding class of common stock of the Company and continues to trade on the New York Stock Exchange under the symbol "PZB". Prior to the Exchange Date, the Brink's Stock reflected the performance of the Brink's Group only; after the Exchange Date, the Brink's Stock reflects the performance of the Company as a whole. Shares of Brink's Stock after the Exchange are hereinafter referred to as "Pittston Common Stock".

Financial information related to the Company's segments is included in Note 17 of the Company's consolidated financial statements on pages 56 through 57 of the Company's 1999 Annual Report, which are incorporated herein by reference. The information set forth with respect to "Business and Properties" is as of December 31, 1999 except where an earlier or later date is expressly stated. Nothing herein should be considered as implying that such information is correct as of any date other than December 31, 1999, except as so stated or indicated by the context.

Activities relating to the Brink's segment are carried on by Brink's, Incorporated and its subsidiaries and certain affiliates and associated companies in foreign countries (together, "Brink's"). Activities relating to the BHS segment are carried on by Brink's Home Security, Inc. and its subsidiaries (together, "BHS"). Activities relating to the BAX Global segment are carried on by BAX Global Inc. and its subsidiaries and certain affiliates and associated companies in foreign countries (together, "BAX Global"). Activities relating to Coal Operations are carried on by coal-related subsidiaries of Pittston Coal (together, "Coal Operations"). Activities relating to Other Operations are carried on by Pittston Mineral Ventures Company and its subsidiaries and certain affiliates (together, "Mineral Ventures") and Pittston Coal's timber and gas operations (together, "Allied Operations").

The Company has a total of approximately 46,500 employees.

BUSINESS AND SECURITY SERVICES

The business and security services businesses of the Company consist of Brink's, BHS and BAX Global.

BRINK'S

GENERAL

The major activities of Brink's are contract-carrier armored car, automated teller machine ("ATM"), air courier (global services), coin wrapping, and currency and deposit processing services. Brink's serves customers through 147 branches in the United States and 39 branches in Canada. Service is also provided through subsidiaries, affiliates and associated companies in 49 countries outside the United States and Canada. These international operations contributed approximately 53% of Brink's total reported 1999 operating profit. Brink's ownership interest in subsidiaries and affiliated companies ranges from 20% to 100%. In some instances local laws limit the extent of Brink's interest.

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

In addition to its armored car pickup and delivery services, Brink's provides change services, coin wrapping services, currency and deposit processing services, ATM services, safes and safe control services, check cashing and pickup and delivery of valuable air cargo shipments. In certain geographic areas, Brink's transports canceled checks between banks or between a clearing house and its member banks. Brink's also offers CompuSafe'r' service, designed to streamline the handling and management of cash receipts initially implemented for the convenience store and gas station market.

Brink's operates a worldwide specialized diamond and jewelry transportation business and has offices in the major diamond and jewelry centers of the world, including London, Antwerp, Tel Aviv, Hong Kong, New York, Bombay, Bangkok, Tokyo and Arrezzo, Italy.

Brink's has the ability, through its information systems, to integrate a full range of cash vault, ATM, transportation, storage, processing, inventory management and reporting services. Brink's believes that its processing and information capabilities differentiate its currency and deposit processing services from its competitors and enable Brink's to take advantage of the trend by banks, retail business establishments and others to outsource vaulting and cash room operations.

Brink's non-North American operations, which accounted for approximately 57% of its revenues in 1999, operate in three regions: Europe, Latin America and Asia/Pacific. In Europe, wholly owned subsidiaries of Brink's operate in France, Germany, the United Kingdom and the Netherlands and, in the diamond and jewelry transportation business, in Belgium, Italy and Russia. Brink's has a 70% interest in a subsidiary in Israel, a 50.05% interest in a subsidiary in Greece and a 51% interest in a subsidiary in Switzerland. Brink's also has ownership interests ranging from 45% to 50% in affiliates and subsidiaries operating in Belgium, Ireland, Jordan and Luxembourg. Wholly owned subsidiaries operate in South Africa and Turkey. In Latin America, wholly owned subsidiaries operate in Brazil, Puerto Rico and Bolivia. Brink's owns a 61% interest in a subsidiary in Venezuela, a 74% interest in a subsidiary in Chile, a 51% interest in a subsidiary in Argentina, a 58% interest in a subsidiary in Colombia and a 20% interest in a Mexican company which operates one of the world's largest security transportation services with over 1,400 armored vehicles. Brink's also has 49% and 36% ownership interests in affiliates operating in Panama and Peru, respectively. In the Asia/Pacific region, wholly owned subsidiaries of Brink's operate in Australia and Taiwan, and majority owned subsidiaries operate in Hong Kong (90% owned), Japan (51% owned) and Singapore (60% owned). Brink's has minority interests in affiliates in India, Pakistan and Thailand ranging from 40% to 49%. Brink's also operates a representative office in China.

Because the financial results of Brink's are reported in US dollars, they are affected by changes in the value of the various foreign currencies in relation to the US dollar. Changes in exchange rates may also adversely affect transactions that are denominated in currencies other than the functional currency of the subsidiary performing the transaction. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency fluctuations in any one country may have on the translated results. Brink's, from time to time, uses foreign currency forward contracts to hedge certain transactional risks associated with foreign currencies. Brink's is also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, political instability, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects of such risks on Brink's cannot be predicted.

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

See also "Government Regulation" below.

SERVICE MARK, PATENTS AND COPYRIGHTS

BRINKS is a registered service mark of Brink's Network, Inc. in the United States and of Brink's, Incorporated in certain foreign countries. The BRINKS mark, name and related marks are of material significance to Brink's business. Brink's owns patents with respect to certain coin sorting and counting machines and armored truck design. Patents related to coin sorting machines expire in 2007 and patents related to counting machines expire in 2008. In addition, Brink's has a patented integrated service called CompuSafe'r' service that expires in 2018. CompuSafe'r' has been designed to streamline the handling and management of cash receipts.

INSURANCE

Excess of prudent deductibles and/or retentions, Brink's carries insurance coverage for its losses. Insurance policies cover liability for loss of various types of property entrusted to Brink's from any cause except war and nuclear risk. The various layers of insurance are covered by different groups of participating underwriters. Such insurance is obtained by Brink's at rates and upon terms negotiated periodically with the underwriters. The loss experience of Brink's and, to a limited extent, other armored carriers affects premium rates charged to Brink's. The availability of quality and reliable insurance coverage is an important factor in the ability of Brink's to obtain and retain customers. Quality insurance is available to Brink's in major markets although the premiums charged are subject to fluctuations depending on market conditions. Less expensive armored car and air courier all-risk insurance is available, but these policies typically contain unacceptable operating warranties and limited customer protection.

GOVERNMENT REGULATION

The operations of Brink's are subject to regulation by the United States Department of Transportation with respect to safety of operation and equipment and financial responsibility. Intrastate operations in the United States and intraprovince operations in Canada are subject to regulation by state and by Canadian and provincial regulatory authorities, respectively. Brink's non-North American operations are regulated to varying degrees by the countries in which it operates.

EMPLOYEE RELATIONS

At December 31, 1999, Brink's and its subsidiaries had approximately 10,900 employees in North America, of whom approximately 2,800 were classified as part-time employees. In the United States, two locations (10 employees) are covered by collective bargaining agreements. At December 31, 1999, Brink's was a party to two United States and twelve Canadian collective bargaining agreements with various local unions covering approximately 1,500 employees, most of whom are employees in Canada and members of unions affiliated with the International Brotherhood of Teamsters. Negotiations are continuing on three agreements that expired in 1999 and one agreement expiring in 2000. The remaining agreements will expire after 2000. Negotiations on the three agreements which expired in 1999 are expected to be concluded by March 2000. At December 31, 1999, Brink's had approximately 21,800 employees outside North America. Brink's believes that its employee relations are satisfactory.

PROPERTIES

In the United States and Canada, Brink's owns 28 branch offices and holds under lease an additional 158 branch offices, located in 37 states, the District of Columbia and nine Canadian provinces. Such branches generally include office space and garage or vehicle terminals, and serve not only the city in which they are located but also nearby cities. Brink's corporate headquarters in Darien, Connecticut, is held under a lease expiring in 2005, with an option for an early termination in 2003. The leased branches include 120 facilities held under long-term leases, while the remaining 38 branches are held under short-term leases or month-to-month tenancies.

Brink's owns or leases, in the United States and Canada, approximately 2,400 armored vehicles, 300 panel trucks and 300 other vehicles that are primarily service cars. In addition, approximately 3,800 Brink's-owned safes are located on customers' premises. The armored vehicles are of bullet-resistant construction and are specially designed and equipped to afford security for crew and cargo. Brink's subsidiaries and affiliated and associated companies located outside the United States and Canada operate from approximately 500 owned or leased branches with approximately 4,700 owned or leased armored vehicles.

BHS

GENERAL

BHS is engaged in the business of marketing, selling, installing, servicing and monitoring electronic security systems primarily in owner-occupied, single-family residences. At December 31, 1999, BHS was monitoring approximately 643,300 systems, including approximately 105,600 new subscribers added since December 31, 1998, and was servicing 96 metropolitan areas in 42 states, the District of Columbia and two provinces in Canada. Twenty-six of these areas were added during 1999.

BHS markets its alarm systems primarily through advertising, inbound telemarketing and a direct sales force. BHS also markets its systems directly to home builders and has entered into several contracts which extend through 2000. BHS employees install and service the systems from local BHS branches. Subcontractors are utilized in some service areas. BHS does not manufacture any of the equipment used in its security systems; instead, it purchases such equipment from a small number of suppliers. Equipment inventories are maintained at each branch office.

BHS has established an authorized dealer program to expand the company's geographic coverage and leverage the company's national advertising. During 1999, the dealer program accounted for less than 3% of installations and, as of December 31, 1999, approximately twelve dealers were actively participating in the program. BHS requires that its dealers install the same line of equipment as is installed by its own branches, and adhere to the same installation quality standards.

BHS's security system consists of sensors and other devices which are installed at a customer's premises. The equipment is designed to signal intrusion, fire, medical and other alerts. When an alarm is triggered, a signal is sent by telephone line to BHS's central monitoring station in Irving, Texas, a suburb of Dallas. The monitoring station holds an Underwriters' Laboratories, Inc. ("UL") listing. A backup monitoring center in Carrollton, Texas, helps protect against a catastrophic event at the primary monitoring center. In the event of an emergency, such as fire, tornado, major interruption in telephone or computer service, or any other calamity affecting the primary facility, monitoring operations can be transferred to the backup facility.

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

REGULATION

BHS and its personnel are subject to various Federal, state and local consumer protection, licensing and other laws and regulations. BHS's business relies upon the use of telephone lines to communicate signals, and telephone companies are currently regulated by both the Federal and state governments. Regulation of installation and monitoring of fire detection devices has also increased in several local markets. BHS's wholly owned Canadian subsidiary, Brink's Home Security Canada Limited, is subject to the laws of Canada, British Columbia and Alberta.

The alarm service industry continues to experience a high incidence of false alarms in some communities, including communities in which BHS operates. BHS believes its false alarm rate compares favorably to other companies' rates. However, there is a possibility that at some point some police departments may refuse to respond to calls from alarm companies which would necessitate that private response forces be used to respond to alarm signals. Additionally, the high incidence of false alarms in the industry has caused some local governments to impose assessments, fines and penalties on either subscribers of alarm companies or the alarm companies themselves, based upon the number of false alarms reported to the authorities. BHS believes its alarm service contracts allow BHS to pass these charges on to the appropriate customers.

COMPETITION

BHS competes in most major metropolitan markets in the United States and several markets in Canada through its company branch operations or its authorized dealer program. BHS believes that its share of the North American market for monitored single-family home security systems is between 4% and 5% of new installations. BHS believes that it is the fourth largest provider of residential monitored security service in North America.

The home security market has large numbers of competitors, including many local and regional companies. The largest provider of residential monitored security systems is estimated by BHS to have approximately 20% of the North American market for new installations. Several of the large competitors with whom BHS competes on a national basis rely extensively on independent dealers to sustain the growth in their customer bases.

Competitive pressure on installation fees has increased in recent years. Several significant competitors offer installation prices which match or are less than BHS prices; however, many of the small local competitors in BHS markets continue to charge significantly more for installation. Competition in every market is based on a variety of factors including, but not limited to, price, product quality, company reputation, service quality, and warranty terms.

In February 1996, the Federal Telecommunications Reform Act was enacted which contained provisions specific to the alarm industry. The key provisions include a five year waiting period prior to entry for the original six (now four) regional Bell operating companies ("RBOCs") not already providing alarm service, restrictions on further purchases of alarm companies by one RBOC, Ameritech (now merged with SBC Communications), which had already become a significant competitor in the industry, a prohibition against cross-subsidization by an RBOC of any alarm subsidiaries, a prohibition against any RBOCs accessing lists of alarm company customers and an expedited complaint process. Consequently, RBOCs could become significant competitors in the home security business in the near future. However, BHS believes that the quality of its service compares favorably with that provided by current competitors and that the Brink's name and reputation will continue to provide an important competitive advantage subsequent to the expiration of the five year waiting period.

EMPLOYEES

BHS has approximately 2,300 employees, none of whom is covered by a collective bargaining agreement. BHS believes that its employee relations are satisfactory.

PROPERTIES

BHS operates from 59 leased offices and warehouse facilities located throughout the United States and two leased offices in Canada. All premises protected by BHS alarm systems are monitored from the central monitoring station in Irving, Texas. The central monitoring station was financed using a lease structure, which provided for a seven-year lease term ending in 2005, inclusive of renewals. This facility is also occupied by administrative, technical and marketing services personnel who support branch operations. The lease for the backup monitoring center in Carrollton, Texas, expires in 2002.

BHS retains ownership of nearly all of the approximately 643,300 systems currently being monitored. When a current customer cancels the monitoring service and does not move, it is BHS's policy to either temporarily disable the system or remove the equipment, in either case fully reserving any remaining book value of the equipment; retaining ownership helps prevent another alarm company from providing services using BHS security equipment. On the other hand, when a current customer cancels the monitoring service because of a move, the retention of ownership of the equipment facilitates the marketing of the monitoring service to the new homeowner. BHS leases all of the 1,104 vehicles used for installation and servicing of its security systems.

BHS has two patents on its Model #2000 Control Panel and Keypad which expire in 2012 and 2018.

BAX GLOBAL

GENERAL

BAX Global is a transportation and supply chain management company offering multi-modal freight forwarding to business-to-business shippers through a global network. In North America, BAX Global is primarily engaged in overnight and second day freight, and internationally it is engaged in time-definite air and sea transportation, freight forwarding, supply chain management services and international customs brokerage. In conducting its forwarding business, BAX Global generally picks up or receives freight shipments from its customers, consolidates the freight of various customers into shipments for common destinations, arranges for the transportation of the consolidated freight to such destinations (using either commercial carriers or, in the case of most of its United States, Canadian and Mexican shipments, its own aircraft fleet and hub sorting facility) and, at the destinations, distributes the consolidated shipments and effects delivery to consignees. For international shipments, BAX Global also frequently acts as customs broker, facilitating the clearance of goods through customs at international points of entry. BAX Global provides transportation customers with supply chain management services and operates logistics warehouse and distribution facilities in key world markets.

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

BAX Global has the ability to provide freight service to all North American business communities as well as to virtually all foreign countries through its network of company-operated stations and agent locations in approximately 120 countries. The pickup and delivery of freight are accomplished principally by independent contractors. BAX Global markets its services primarily through its direct sales force and also employs other marketing methods, including print media advertising and direct marketing campaigns.

BAX Global's freight business has tended to be seasonal, with a significantly higher volume of shipments generally experienced during March, June and the period August through December than during the other periods of the year. The lowest volume of shipments has generally occurred in January and February.

Including United States export and import revenue, BAX Global's international operations accounted for approximately 69% of its revenues in 1999. Intra-US revenues accounted for 31% of total revenues in 1999.

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

Because the financial results of BAX Global are reported in US dollars, they are affected by changes in the value of the various foreign currencies in relation to the US dollar. Changes in exchange rates may also adversely affect transactions which are denominated in currencies other than the functional currency. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency fluctuations in any one country may have on the translated results. BAX Global, from time to time, uses foreign currency forward contracts to hedge certain transactional risks associated with foreign currencies. BAX Global is also subject to other risks associated with doing business in foreign countries, including labor and economic conditions, political instability, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects of such risks, if any, on BAX Global cannot be predicted.

BAX Global's computer system, ARGUS+7, is a satellite-based, worldwide communications and information system which, among other things, provides worldwide tracking and tracing of shipments and various data for management information reports, enabling customers to improve efficiency and control costs. BAX Global also utilizes an image processing system to centralize domestic airbill and related document storage in BAX Global's computers for automated retrieval by any BAX Global office.

AIRCRAFT OPERATIONS

On April 30, 1998, BAX Global acquired the privately held Air Transport International LLC ("ATI"). ATI is a US-based freight and passenger airline which operates a certificated fleet of DC-8 aircraft providing services to BAX Global, the US Government Air Mobility Command, and other customers. ATI provides North American lift service in the BAX Global system and domestic and international lift service for the US Government Air Mobility Command and other charter customers.

BAX Global, inclusive of the ATI fleet, utilizes a fleet of thirty-seven leased or contracted and seven owned aircraft primarily providing regularly scheduled service, throughout the United States and certain destinations in Canada and Mexico, from its freight sorting hub in Toledo, Ohio. BAX Global's fleet is also used for charters and to serve other international markets from time to time. The fleet and hub are primarily dedicated to providing next-day service for domestic, Canadian and Mexican air cargo customers. The following is a summary of the BAX Global aircraft fleet as of December 31, 1999.

                     Commercial Cargo     Combi
                           System       Configuration      Total
-------------------------------------------------------------------------------
Leased or Contracted:
   DC-8                      19             4               23
   727                       14             -               14
-------------------------------------------------------------------------------
Total Leased or Contracted   33             4               37
-------------------------------------------------------------------------------
Owned:
   DC-8                       5             2                7
   727                        -             -                -
-------------------------------------------------------------------------------
Total Owned:                  5             2                7
-------------------------------------------------------------------------------
Total Planes (a)             38             6               44
===============================================================================

(a) Of the 38 planes in the commercial cargo system, 34 are fully dedicated to BAX Global as opposed to other customers serviced by ATI.

The aircraft in Combi configuration (designed to carry cargo and passengers) are utilized for US Government Air Mobility Command missions four of which are held under leases for terms expiring between 2000 and early 2002. At December 31, 1999, BAX Global held sixteen DC-8s (including eleven DC8-71 aircraft) under leases for terms primarily expiring between 2000 and 2003. Twelve 727 cargo aircraft were under contract at December 31, 1999, for terms ranging between two and three years. Three DC-8s and two 727s are held under short-term leases with the option to renew daily or monthly. Based on the current state of the aircraft leasing market, BAX Global believes that it should be able to renew these leases or enter into new leases on terms reasonably comparable to those currently in effect. The actual operation and routine maintenance of the aircraft owned or held under long-term lease by BAX Global are performed by ATI.

The nightly lift capacity in operation at December 31, 1999, was approximately
2.1 million pounds, calculated on an average freight density of 7.5 pounds per cubic foot. BAX Global's nightly lift capacity varies depending upon the number and type of planes operated by BAX Global at any particular time. Including trucking capacity available to BAX Global, the aggregate daily cargo capacity at December 31, 1999, was approximately 2.9 million pounds.

For aircraft owned or held under long-term lease, BAX Global is generally responsible for all the costs of operating and maintaining the aircraft, including any special maintenance or modifications which may be required by Federal Aviation Administration ("FAA") regulations or orders (see "Government Regulation" below). In 1999, BAX Global had cash outlays totaling approximately $53 million on routine heavy maintenance of its aircraft fleet.

The average airframe age of the fleet leased by BAX Global under leases with terms longer than two years is 30 years, however, the condition of particular aircraft is dependent on their maintenance history. Factors other than age, such as cycles (numbers of takeoffs or landings) can have a significant impact on an aircraft's serviceability. Generally, cargo aircraft tend to have fewer cycles than passenger aircraft over comparable time periods because they have fewer flights per day and longer flight segments.

Fuel costs are a significant element of the total costs of operating BAX Global's aircraft fleet. For each one cent per gallon increase or decrease in the price of jet fuel, BAX Global's airline operating costs may increase or decrease approximately $75 thousand per month. In order to protect against price increases in jet fuel, from time to time BAX Global enters into hedging and other agreements, including swap contracts, options and collars.

Fuel prices are subject to world, as well as local market conditions. It is not possible to predict the impact of future conditions on fuel prices and fuel availability. Competition in the airfreight industry is such that no assurance can be given that any future increases in fuel costs (including taxes relating thereto) will be recoverable in whole or in part from customers.

BAX Global has a lease expiring in April 2019, with the Toledo-Lucas County Port Authority covering its freight sorting hub and related facilities (the "Hub") at Toledo Express Airport in Ohio. The Hub consists of various facilities, including a technologically advanced material handling system which is capable of sorting approximately one million pounds of freight per hour.

CUSTOMERS

BAX Global's customer base includes thousands of industrial and commercial shippers, both large and small. The industries they represent include the automotive, aerospace, computer, electronics, fashion, retail and other industries where rapid delivery of high-value products is required. In 1999, no single customer accounted for more than 6% of BAX Global's total worldwide revenues. BAX Global has one long-term, noncancellable contract with a major airline.

COMPETITION

The air and ocean freight forwarding and supply chain management industries have been and are expected to remain highly competitive. The principal competitive factors in the market are price, the ability to provide consistently fast and reliable delivery of shipments and the ability to provide ancillary services such as warehousing, distribution, shipment tracking and sophisticated information systems and reports. There is aggressive price competition in the air freight market, particularly for the business of high volume shippers. BAX Global competes with other integrated air freight companies that operate their own aircraft, as well as with air freight forwarders, express delivery services, passenger airlines and other transportation companies. Domestically, BAX Global also competes with package delivery services provided by ground transportation companies, including trucking firms and surface freight forwarders, that offer specialized time specific services within limited geographical areas. As a freight forwarder to, from and within international markets, BAX Global also competes with government-owned or subsidized passenger airlines and ocean shipping companies. In supply chain management services, BAX Global competes with many third party logistics providers.

GOVERNMENT REGULATION

The air transportation industry is subject to Federal regulation under the Federal Aviation Act of 1958, as amended, and pursuant to that statute, the Department of Transportation ("DOT") may exercise regulatory authority over BAX Global. ATI operates a FAA-certificated fleet which is subject to such regulations. In addition, ATI is subject to FAA regulations since it is an airline. BAX Global's Toledo, Ohio, hub operations are also subject to the direction of the FAA.

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

The Noise Act required that aircraft not complying with Stage III noise limits be phased out by December 31, 1999. In order to comply with the Noise Act requirements, all aircraft not in compliance had to be modified, parked or out of the country by December 31, 1999.

Thirty-seven of the 38 aircraft in BAX Global's cargo system fleet primarily held under long-term leases or owned now comply with the Stage III limits. At December 31, 1999, the one remaining aircraft was parked in storage awaiting disposition, and was therefore in compliance with the Noise Act requirements. All of the six planes in Combi configuration comply with the Stage III limits.

BAX Global is subject to other various requirements and regulations in connection with the operation of its motor vehicles, including certain safety regulations promulgated by DOT and state agencies.

EMPLOYEE RELATIONS

BAX Global and its subsidiaries have approximately 9,900 employees worldwide, of whom about 1,400 are classified as part-time. Approximately 130 of these employees (principally customer service, clerical and/or dock workers) in BAX Global's stations at John F. Kennedy Airport, New York, Secaucus, New Jersey, and Minneapolis, Minnesota are represented by labor unions, that in most cases are affiliated with the International Brotherhood of Teamsters. ATI crew members (Captains, First Officers and Flight Engineers) are represented by the International Brotherhood of Teamsters and are in the process of negotiating their first contract. In 1999, the Toronto, Canada dock labor union voted for decertification. BAX Global is currently negotiating with the clerical union at John F. Kennedy Airport, as well as the dock union at Minneapolis, Minnesota. BAX Global did not experience any significant strike or work stoppage in 1999 and considers that its employee relations are satisfactory.

Substantially all of BAX Global's cartage operations are conducted by independent contractors. Certain flight crews for its aircraft are employees of the independent airline companies that operate such aircraft and certain flight crews are employees of ATI.

PROPERTIES

BAX Global operates 264 (101 domestic and 163 international) stations with BAX Global personnel, and has agency agreements at an additional 231 (49 domestic and 182 international) stations. These stations are located near primary shipping areas, generally at or near airports. BAX Global-operated domestic stations, which generally include office space and warehousing facilities, are located in 44 states, the District of Columbia and Puerto Rico. BAX Global-operated international facilities are located in 32 countries. Most stations serve not only the city in which they are located, but also nearby cities and towns. Nearly all BAX Global-operated stations are held under lease. The Hub in Toledo, Ohio, is held under a lease expiring in 2019, with rights of renewal for three five-year periods. Other facilities, including the corporate headquarters in Irvine, California, are held under leases having terms of one to ten years.

BAX Global owns or leases, in the United States and Canada, a fleet of 44 automobiles as well as 152 vans and trucks utilized in station work or for hauling freight between airport facilities and BAX Global's stations.

NATURAL RESOURCES

The Company's natural resources businesses consist of Coal Operations and Other Operations.

COAL OPERATIONS

GENERAL

Coal Operations is primarily engaged in the mining, preparation and marketing of coal, the purchase of coal for resale, and the sale or leasing of coal lands to others. Through Coal Operations, the Company produces coal from approximately 15 company-operated surface and deep mines located in Virginia, West Virginia and eastern Kentucky for consumption in the steam and metallurgical markets. Steam coal is sold primarily to utilities and industrial customers located in the eastern United States. Metallurgical coal is sold to steel and merchant coke producers primarily located in the United States, Europe, the Mediterranean basin, the Far East and Brazil. Prior to December 6, 1999, Coal Operations' strategy was to continue to develop its business as a low-cost producer of low sulphur steam coal and high-quality metallurgical coal. On December 6, 1999, the Company announced its decision to exit the coal business through the sale of the Company's coal mining operations and reserves.

Coal Operations operating results in 1999 include the impact of impairment and other charges of $82.3 million. As previously reported, the Company engaged a mining consulting firm to perform a comprehensive study (which was substantially completed in the fourth quarter of 1999) of its coal resources. Such study included a thorough evaluation of the quality, recoverability and economic feasibility of all available reserves as well as a per ton estimate of residual values for each property's reserves. The Company used the reserve study as a basis for evaluating the expected future cash flows of its mining operations. Furthermore, in light of the approval by the Board in December 1999 of a plan to exit the coal business, the term of the cash flow projections was revised to include an assumed exit date from the coal business.

The Company, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", estimated the future cash flows expected to result from the use of the assets until an assumed disposition date, along with a residual value for such assets as of such date. For certain long-lived assets, the sum of such expected future cash flows (undiscounted and without interest charges) was estimated to be less than the carrying value primarily due to the fact that the term for expected future cash flows was significantly reduced as a result of the Company's decision to exit the coal business. As a result, the Company determined that certain West Virginia operations and certain other coal reserves, as well as a joint venture interest in a coal export facility, met the criteria for impairment under SFAS No. 121 or APB Opinion No. 18, "The Equity Method of Accounting for Investment in Common Stock." This impairment resulted in a pretax charge of $73.7 million primarily impacting goodwill ($42.1 million) a joint venture interest ($15.6 million) and coal lands and other assets ($16.0 million). In addition, the Company announced the closing in late December 1999 of its Meadow River mine in West Virginia, which resulted in an additional charge of $8.6 million, $5.3 million of which related to the impairment of long-lived assets and $3.3 million of which related to an accrual for other closure costs. Of the total pretax charge of $82.3 million, $42.1 million related to goodwill and was included in selling, general and administrative expenses. The remaining $40.2 million was included in cost of sales and operating expenses. Substantially all of the aforementioned charges were non-cash.

Coal Operations has substantial reserves of low sulphur coal, much of which can be produced from lower cost surface mines. Moreover, it has a significant share of the premium quality metallurgical coal reserves in the United States, along with other high quality feed stock seams in demand by the coke and steel-making industry.

Steam coal is sold primarily to domestic utility customers through long-term contracts (contracts in excess of one year) that have the effect of moderating the impact of short-term market conditions, thereby reducing one element of risk in new or expanded projects. Most of the steam coal consumed in the United States is used to generate electricity. Through November 1999, coal accounted for approximately 56% of the electricity generated by the electric utility industry. Coal Operations believes that it is well-positioned to take advantage of any increased demand for low sulphur steam coal. Such increased demand could result from factors such as regulatory requirements mandating lower emissions of sulphur dioxide and utility deregulation which should favor coal as the lowest cost energy source for power plants.

In contrast, the export market for metallurgical coal, for most of the past fifteen years, has been characterized by a declining demand from primary steel producers as costs increase to ensure environmental compliance, a move to non-metallurgical coal in some applications and/or lower grade metallurgical coal in coke for steel making, and intense competition from foreign coal producers, especially those in Australia and Canada which benefited over this period from a declining currency value versus the US dollar (coal sales contracts are priced in US dollars). Coal Operations' 1997, 1998 and 1999 results suffered from a sharp weakening of the Australian dollar. Overseas metallurgical coal sales contracts typically are subject to annual price renegotiation, which increases the exposure to market forces. In response to declining demand and prices for export metallurgical coal, Coal Operations has placed major emphasis on increasing market share in domestic metallurgical markets where realizations are substantially higher than export realizations.

PRODUCTION

The following table indicates the tonnage of coal purchased and produced by Coal Operations for the years ended 1999, 1998 and 1997.

                                         Years Ended December 31
(In thousands of tons)                   1999      1998     1997
-------------------------------------------------------------------
Produced (a)                           10,620    12,852   16,646
Purchased                               2,346     3,536    4,075
-------------------------------------------------------------------
Total                                  12,966    16,388   20,721
===================================================================

(a) Reduction from 1997 is primarily the result of the sale of certain assets of the Elkay mining operation in April 1998.

SALES

The following table indicates the approximate tonnage of coal sold by Coal Operations in the years ended December 31, 1999, 1998 and 1997 in the domestic (United States and Canada) and export markets and by categories of customers:

                                         Years Ended December 31
(In thousands)                           1999      1998     1997
------------------------------------------------------------------
DOMESTIC:
   Steel and coke producers             1,309     1,109      792
   Utility, industrial and other        8,051     9,797   12,912
------------------------------------------------------------------
                                        9,360    10,906   13,704
EXPORT:
   Steel and coke producers             3,488     5,831    6,764
------------------------------------------------------------------
Total sold                             12,848    16,737   20,468
===================================================================


For the year ended December 31, 1999, Coal Operations sold approximately 12.8 million tons of coal, of which approximately 6.7 million tons were sold under long-term contracts. In 1998, Coal Operations sold approximately 16.7 million tons of coal, of which approximately 9.8 million tons were sold under long-term contracts.

The following table provides year by year estimates of the tons of coal committed for sale under long-term contracts at December 31, 1999:

                                  Thousands
             Year                  of tons
----------------------------------------------------
             2000                   7,275
             2001                   6,763
             2002                   3,715
             2003                   1,575
             2004                   1,525
             2005                   1,450
             2006                   1,225
             2007                     925
------------------------------------------------------
Total                              24,453
======================================================


Contracts relating to a portion of this tonnage are subject to periodic price renegotiation, which can result in termination by the purchaser or the seller prior to contract expiration in case the parties should fail to agree upon price.

During 1999, the ten largest domestic utility and industrial customers purchased
6.8 million tons of coal (53% of total coal sales and 73% of domestic utility and industrial coal sales, by tonnage). The three largest domestic utility and industrial customers purchased 4.6 million tons of coal for the year ended

December 31, 1999 (36% of total coal sales and 49% of domestic coal sales, by tonnage). The largest single customer, American Electric Power Company, purchased 3.0 million tons of coal, accounting for 24% of total coal sales and 32% of domestic coal sales, by tonnage. In 1998, the ten largest domestic utility and industrial customers purchased 8.3 million tons of coal (49% of total coal sales and 76% of domestic coal sales, by tonnage). The three largest domestic utility and industrial customers purchased 5.9 million tons of coal in 1998 (36% of total coal sales and 54% of domestic coal sales, by tonnage). In 1998, American Electric Power Company purchased 4.3 million tons of coal, accounting for 26% of total coal sales and 39% of domestic coal sales, by tonnage.

During 1999, the three largest domestic steel and coke producers purchased 1.2 million tons of coal (9% of total sales and 13% of total domestic sales, by tonnage). The three largest domestic steel and coke producers purchased 1.0 million tons of coal in 1998 (6% of total coal sales and 9% of domestic sales, by tonnage). As a result of increased marketing emphasis on domestic metallurgical sales, domestic metallurgical sales represent 27% of total metallurgical sales in 1999 compared to 16% in 1998 and 10% in 1997.

Of the 3.5 million tons of coal sold in the export market in 1999, the ten largest customers accounted for 1.9 million tons (15% of total coal sales and 56% of export coal sales, by tonnage) and the three largest customers purchased
0.8 million tons (6% of total coal sales and 22% of export coal sales, by tonnage). Of the 5.8 million tons of coal sold in the export market in 1998, the ten largest customers accounted for 3.4 million tons (21% of total coal sales and 59% of export coal sales, by tonnage) and the three largest customers purchased 1.8 million tons (11% of total coal sales and 31% of export coal sales, by tonnage). Export coal sales are made principally under annual contracts or long-term contracts that are subject to annual price renegotiation. Under these export contracts, the price for coal is expressed and paid in US dollars.

Coal Operations competes in the domestic utility market with substantial reserves of low sulphur, low ash and high BTU coals. Coal Operations' reserves are accessible by multiple eastern railroads as well as barge loading facilities. Production from many of Coal Operations' mines can be trucked to coal preparation plants and rail loading facilities on either of the two major eastern railroads. Phase II of the Clean Air Act caps sulphur dioxide emissions for power plants at 1.20 pounds per million BTUs beginning January 1, 2000. As utilities adapt to these new regulations, the demand for low sulphur coals could create opportunities for Coal Operations' compliance and super compliance products. An additional advantage is Coal Operations' low cost reserves which do not require mountaintop removal.

Virtually all coal sales in the domestic utility market pursuant to long-term contracts are subject to periodic price adjustments on the basis of provisions which permit an increase or decrease in the price to reflect increases and decreases in certain price indices. In certain cases, price adjustments are permitted when there are changes in taxes other than income taxes, when the coal is sold other than FOB the mine, and when there are changes in railroad and barge freight rates. The provisions, however, are not identical in all of such contracts, and the selling price of the coal does not necessarily reflect every change in production and delivery costs incurred by the seller.

Metallurgical contracts are generally of one-year duration. The longest-term metallurgical contract is valid through December 31, 2001. Contracts for the sale of metallurgical coal in the domestic and export markets are generally subject to price renegotiations on an annual basis. Coal Operations' sales of metallurgical coal are diversified geographically on a worldwide basis. Approximately 1.3 million tons, or 27% of metallurgical sales in 1999 were domestic; 2.2 million tons, or 47%, were to the Europe/Mediterranean basin; 0.7 million tons, or 15%, were to Asia and 0.5 million tons, or 11%, were to Latin America. Export contract negotiations for 2000, which typically occur in April, are expected to be negatively impacted by the continued competitiveness of foreign metallurgical coal producers caused in part by the relative strength of the US dollar versus the currencies of those producers' countries especially in Australia. As a result, export metallurgical sales in 2000 are expected to be lower than those of 1999. Although export prices have deteriorated in recent years, Coal Operations continues to maintain a presence in export metallurgical coal markets with customers who find value in Coal Operations' exceptional coking coal qualities. In the event export prices continue to decline to a point where they intersect with high quality steam coal prices in domestic steam coal markets, Coal Operations will transition additional tonnage from exports to those geographic areas where higher realizations will maximize value. Geographic areas where environmental concerns are present are possible sales outlets.

Coal Operations' intent is to sell more metallurgical coal in the domestic market. This is in response to a declining demand and price for export metallurgical coal. Coal Operations has placed major emphasis on increasing its market share in the domestic metallurgical markets where realizations are substantially higher than export realizations. The bulk of the domestic metallurgical market is comprised of approximately a dozen integrated steel companies which operate coke-making facilities. These facilities convert coal to coke to support blast furnace operations. In addition, there are approximately a half-dozen major merchant coke producers which augment the steel companies' production with additional volumes of blast furnace coke. The North American coke making industry is very competitive and therefore very quality conscious. Domestic coking coal customers place heavy emphasis on coke blend stability. While long term multi-year coal contracts are not generally industry practice within the US coke facilities, US customers tend to be loyal to their suppliers as long as their coal is competitively priced and quality is maintained.

COMPETITION

The bituminous coal industry is highly competitive. Coal Operations competes with many other large coal producers and with hundreds of small producers in the United States and abroad.

In the export market, many foreign competitors, particularly Australian, South African and Canadian coal producers, benefit from certain competitive advantages existing in the countries in which they operate, such as less difficult mining conditions, lower transportation costs, less severe government regulation and lower labor and health benefit costs, as well as currencies which have generally depreciated against the US dollar in recent years. The metallurgical coal produced by Coal Operations is generally of higher quality, and is often used by foreign steel producers to blend with coals from other sources to improve the quality of coke and coke oven efficiency. However, in recent years, steel producers have developed facilities and techniques that, to some extent, enable them to accept lower quality metallurgical coal in their coke ovens. Moreover, new technologies for steel production that utilize pulverized coal injection, direct reduction iron and the electric arc furnace have reduced the demand for all types of metallurgical coal. However, the use of lesser quality coals and less coke in the blast furnace has increased the importance of coke strength and the importance of premium quality coal in coke making.

Coal Operations competes domestically on the basis of the premium quality of its coal, which is not only valuable in the making of steel but, because of low sulphur and high heat content, is also an attractive source of fuel to the electric utility and other coal burning industries. Other factors that affect competition include the price, availability and public acceptance of alternative energy sources (in particular, oil, natural gas, hydroelectric power and nuclear power), as well as the impact of federal energy policies. Coal Operations is not able to predict the effect, if any, on its business (especially with respect to sales to domestic utilities) of particular price levels for such alternative energy sources, especially oil and natural gas. However, any sustained and marked decline in such prices could have a material adverse effect on such business.

ENVIRONMENTAL MATTERS

The Surface Mining Control and Reclamation Act of 1977 and the regulations promulgated thereunder ("SMCRA") by the Federal Office of Surface Mining Reclamation and Enforcement ("OSM"), and the enforcement thereof by the US Department of the Interior, establish mining and reclamation standards for all aspects of surface mining as well as many aspects of deep mining. SMCRA also imposes a tax of $0.35 on each ton of surface-mined coal and $0.15 on each ton of deep-mined coal. OSM and its state counterparts monitor compliance with SMCRA and its regulations by the issuance of "notices of violation" which direct the mine operator to correct the cited conditions within a stated period of time. Coal Operations' policy is to correct the conditions that are the subject of these notices or to contest those believed to be without merit in appropriate proceedings. As previously reported, Coal Operations has reached a broad settlement with the OSM involving SMCRA liabilities of former contractors. Coal Operations has also entered into a number of similar agreements with the states. Under these agreements, Coal Operations agreed to perform certain reclamation and to pay certain fees of former contractors. In return, the agencies agreed not to deny or "block" permits to Coal Operations on account of the contractor liabilities being settled. Coal Operations is in the process of successfully completing all required work under these agreements.

A controversy related to a method of mining called "mountaintop removal" that began in mid-1998 in West Virginia involving an unrelated party resulted in a suspension in the issuance of several mining permits for a portion of 1999. Although the suspension has been lifted, there has been a delay in Vandalia Resources, Inc., a wholly-owned subsidiary of Pittston Coal ("Vandalia"), being issued in a timely fashion, a mine permit necessary for its uninterrupted mining. Vandalia is actively pursuing the issuance of the permit, but when, or if, the permit will be issued is currently unknown. In light of the inability to determine when, and if a permit will be issued, the effect of the delay in obtaining this permit cannot be predicted. Since Vandalia's permits have not been issued, Vandalia has altered its operating plan to include the activation of the previously permitted Big Creek #2 Surface Mine property in Fayette County, West Virginia. Vandalia and other affected parties in West Virginia are currently exploring all legal and legislative remedies that may be available to resolve this matter. If the outstanding permits are not issued prior to the end of March 2000, then additional job and marketable production losses will likely occur.

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

While it is not possible to quantify the costs of compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. In that connection, Coal Operations made capital expenditures for environmental control facilities of approximately $1.1 million in 1999 and estimates expenditures of $1.1 million in 2000. Compliance with these laws has substantially increased the cost of coal mining, but is, in general, a cost common to all domestic coal producers. The Company believes that the competitive position of Coal Operations has not been and should not be adversely affected except in the export market where Coal Operations competes with various foreign producers not subject to regulations present in the US.

Federal, state and local authorities strictly monitor the sulphur dioxide and particulate emissions from electric power plants served by Coal Operations. In 1990, Congress enacted the Clean Air Act Amendments of 1990, that, among other things, permit utilities to use low sulphur coals in lieu of constructing expensive sulphur dioxide removal systems. The Company believes this should have a favorable impact on the marketability of Coal Operations' extensive reserves of low sulphur coals. However, the Company cannot predict at this time the timing or extent of such favorable impact.

MINE HEALTH AND SAFETY LAWS

The coal operating companies included within Coal Operations are generally liable under federal laws requiring payment of benefits to coal miners with pneumoconiosis ("black lung"). Further, the Coal Operations' subsidiaries are subject to the federal black lung excise tax ("FBLET") on domestic coal sales imposed by the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended by the Black Lung Benefits and Revenue Amendments Act of 1981, the Consolidated Omnibus Budget Reconciliation Act of 1985 and the Omnibus Budget Reconciliation Act of 1987. The FBLET currently is levied on domestic coal sales in an amount equal to $1.10 per ton for deep-mined coal and $0.55 per ton for surface-mined coal, but not to exceed 4.4% of the sales price. The Company cannot predict whether any future legislation affecting changes in the tax will be enacted. On December 28, 1998, the US District Court for the Eastern District of Virginia (the "Court") found the FBLET imposed under section 4121 of the Internal Revenue Code, as assessed against export coal sales, to be unconstitutional. On February 10, 1999, the Court entered a final judgment in favor of certain of Coal Operations' subsidiaries, ordering a refund to the subsidiaries of approximately $0.7 million (plus interest) for the FBLET that those companies paid for the quarter ended March 31, 1997. The government did not appeal the judgment. A refund of $0.8 million (including interest) was received in July, 1999. The Company is seeking additional refunds of the FBLET it paid on export coal sales for all open statutory periods. The ultimate amounts and timing of such refunds, if any, cannot be determined at the present time. As a result of the Court judgment, Coal Operations is no longer required to pay the tax on exported coal sales.

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

EMPLOYEE RELATIONS

At December 31, 1999, approximately 360 of the approximately 1,500 employees of Coal Operations were members of the United Mine Workers of America ("UMWA"). The remainder of such employees are either unrepresented hourly employees or supervisory personnel. During the fourth quarter of 1998, certain of Coal Operations companies and the UMWA agreed to a five year wage contract. The agreement covers approximately 250 employees and became effective January 1, 1999. Since 1990, no significant labor disruptions involving UMWA-represented employees have occurred. Coal Operations believes that its employee relations are satisfactory.

HEALTH BENEFIT ACT

In October 1992, the Coal Industry Retiree Health Benefit Act of 1992 (the "Health Benefit Act") was enacted as part of the Energy Policy Act of 1992. The Health Benefit Act established rules for the payment of future health care benefits for thousands of retired union mine workers and their dependents. The Health Benefit Act established a trust fund to which "signatory operators" and "related persons," including the Company and certain of its subsidiaries (collectively, the "Pittston Companies"), are jointly and severally liable to pay annual premiums for assigned beneficiaries, together with a pro rata share for certain beneficiaries who never worked for such employers ("unassigned beneficiaries"), including, in the Company's case, the Pittston Companies, in amounts determined on the basis set forth in the Health Benefit Act. In October 1993 and at various times in subsequent years, the Pittston Companies have received notices from the Social Security Administration (the "SSA") with regard to the assigned beneficiaries for which the Pittston Companies are responsible under the Health Benefit Act. For 1999, 1998 and 1997, these amounts on a pretax basis were approximately $10.4 million, $9.6 million and $9.3 million, respectively. As a result of legal developments in 1998 involving the Health Benefit Act, the Company experienced an increase in its assessments under the Health Benefit Act for the twelve month period beginning October 1, 1998, approximating $1.7 million, $1.1 million of which relates to retroactive assessments for years prior to 1998. This increase consisted of charges for death benefits which are provided for by the Health Benefit Act, but which previously had been covered by other funding sources. As with all of the Company's Health Benefit Act assessments, this amount was paid in 12 equal monthly installments over the plan year that began October 1, 1998. The Company is unable to determine at this time whether any other additional amounts will apply in future plan years.

The Company currently estimates that the annual cash funding under the Health Benefit Act for the Pittston Companies' assigned beneficiaries will continue at the same annual level for the next several years and should begin to decline thereafter as the number of such beneficiaries decreases. Based on the number of beneficiaries actually assigned by the SSA, the Company estimates the aggregate pretax liability relating to the Pittston Companies' beneficiaries at December 31, 1999 to be approximately $154 million, which when discounted at 7.5% provides a present value estimate of approximately $78 million.

The reduction in the present value estimate from approximately $99 million as of December 31, 1998 to approximately $78 million as of December 31, 1999 reflected a change in certain actuarial assumptions to reflect actual experience and, to a lesser extent, a change in the discount rate. The Company accounts for the obligations under the Health Benefit Act as a participant in a multi-employer plan and the annual cost is recognized on a pay-as-you-go basis.

In addition, under the Health Benefit Act, the Pittston Companies are jointly and severally liable for certain post-retirement health benefits for thousands of retired union mine workers and their dependents. Substantially all of the Company's accumulated postretirement benefit obligations as of December 31, 1999 for retirees of $283.2 million relates to such retired workers and their beneficiaries.

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

The Company has established a Voluntary Employees' Beneficiary Association ("VEBA") in order to tax efficiently fund certain retiree medical liabilities primarily for retired coal miners and their dependents. While anticipated proceeds from the planned sales of the coal business will provide funding for the VEBA, additional funding from operations may be required over time. The Company contributed $15 million to the VEBA in December 1999.

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

Coal Operations' estimated proven and probable surface mining, deep mining and total coal reserves as of December 31, 1999 were 69 million, 300 million and 369 million tons, respectively. Such estimates represent economically recoverable and minable tonnage and include allowances for extraction and processing.

As previously reported, the Company engaged a mining consulting firm to perform a comprehensive study (which was substantially completed in the fourth quarter of 1999) of its coal resources. Such study included a thorough evaluation of the quality, recoverability and economic feasibility of all available reserves. The change in total reserves over 1998 levels is primarily attributable to this comprehensive reserve study.

Of the 369 million tons of proven and probable coal reserves as of year-end 1999, approximately 66% has a sulphur content of less than 1% (which is generally regarded in the industry as low sulphur coal) and approximately 34% has a sulphur content greater than 1%. Approximately 29% of total proven and probable reserves consist of metallurgical grade coal.

As of December 31, 1999, Coal Operations controlled approximately 523 million tons of additional coal deposits in the eastern United States, and approximately 269 million tons of low sulphur coal deposits in Sheridan County, Wyoming which cannot be expected to be economically recovered without market improvement and/or the application of new technologies.

Coal Operations owns a 32.5% interest in Dominion Terminal Associates ("DTA"), which leases and operates a ground storage-to-vessel coal transloading facility in Newport News, Virginia. DTA has a throughput capacity of 22.0 million tons of coal per year and ground storage capacity of 2.0 million tons. A portion of Coal Operations' share of the throughput and ground storage capacity of the DTA facility is subject to user rights of third parties which pay Coal Operations a fee. The DTA facility serves export customers, as well as domestic coal users located on the eastern seaboard of the United States. For information relating to the financing arrangements and a 1999 impairment charge for DTA, see page 50 of the 1999 Annual Report which is incorporated herein by reference.

OTHER OPERATIONS

Other Operations consists of Pittston Coal's timber and natural gas businesses (collectively, "Allied Operations") and Mineral Ventures that mines and explores for gold. Through its Allied Operations, the Company owns non-coal properties, such as land, hardwood forests and natural gas reserves. The oil and gas rights are managed by an indirect wholly owned subsidiary of Coal Operations that, in general, invests in and receives royalty income from gas development and operations. As of December

31, 1999, including royalty interests, net proven developed natural gas reserves located in Virginia and West Virginia approximated 37.5 Bcf. Allied Operation's wood products subsidiary receives income from the sale of timber, the operation of a high grade sawmill that produces 7 million board feet annually, and the operation of a hardwood chip mill that produces 250 thousand tons annually of hardwood chips for the pulp and paper industry. The Company owns approximately 225 thousand surface acres of land that includes approximately 125 thousand acres of saw timber grade hardwood forests, mostly in Virginia, comprising approximately 435 million board feet. In addition, a railroad tie mill is currently under development.

Mineral Ventures' business is directed at locating and acquiring mineral assets, advanced stage projects and operating mines. Mineral Ventures continues to evaluate gold projects in North America and Australia. An exploration office operates from Reno, Nevada to coordinate Mineral Ventures' continuing exploration program in the Western United States. In 1999, Mineral Ventures expended approximately $4.8 million on all such programs.

Mineral Ventures has a 50% direct interest in the Stawell gold mine ("Stawell") located in Western Victoria, Australia. The remaining 50% interest in Stawell is owned by Mining Project Investors ("MPI"). In addition, Mineral Ventures has a 45.1% undiluted (40.1% fully diluted) ownership interest in its joint venture partner MPI. The Stawell gold mine produced approximately 94,400 ounces of gold in 1999. Mineral Ventures estimates that on December 31, 1999, the Stawell gold mine had approximately 420,000 ounces of proven and probable gold reserves.

A substantial portion of Mineral Ventures' financial results is derived from activities in Australia, which has a local currency other than the US dollar. Because the financial results of Mineral Ventures are reported in US dollars, they are affected by the changes in the value of the foreign currency in relation to the US dollar. Rate fluctuations may adversely affect transactions which are denominated in the Australian dollar. Mineral Ventures, from time to time, uses foreign currency forward contracts to hedge the currency risks associated with these transactions. Mineral Ventures also routinely enters into gold price hedge transactions primarily utilizing spot deferred forward sales contracts limited in amount to potential gold production over a given period.

Mineral Ventures is also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions.

MATTERS RELATING TO FORMER OPERATIONS

In April 1990, the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ("Tankport") in Jersey City, New Jersey, which operations were sold in 1983. Under the settlement agreement, the Company is obligated to pay for 80% of the remediation costs. Based on data available to the Company and its environmental consultants, the Company estimates its portion of the cleanup costs, on an undiscounted basis, using existing technologies to be between $6.6 million and $11.2 million and to be incurred in the future. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which the clean-up will be conducted. The estimate of costs and the timing of payments could change as a result of changes to the remediation plan required, changes in the technology available to treat the site, unforeseen circumstances existing at the site and additional cost inflation.

The Company commenced insurance coverage litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. The Company was able to conclude settlement with all of its insurers without a trial. Taking into account the proceeds from the settlement with its insurers, it is the Company's belief that the ultimate amount that it would be liable for related to the remediation of the Tankport site will not have a significant adverse impact on the Company's results of operations or financial position.

-------------------------------------------------------------------------------
ITEM 3. LEGAL PROCEEDINGS
-------------------------------------------------------------------------------

Not applicable.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------------------------

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

Name                              Age            Positions and Offices Held                                       Held Since
----------------------------------------------------------------------------------------------------------------------------------
EXECUTIVE OFFICERS:
Michael T. Dan                     49            President and Chief Executive Officer                                  1998
                                                 Chairman of the Board                                                  1999
James B. Hartough                  52            Vice President-Corporate Finance and Treasurer                         1988
Frank T. Lennon                    58            Vice President-Human Resources and Administration                      1985
Austin F. Reed                     48            Vice President-General Counsel and Secretary                           1994
Robert T. Ritter                   48            Vice President and Chief Financial Officer                             1998

OTHER OFFICERS:
Amanda N. Aghdami                  31            Controller                                                             1997
Jonathan M. Sturman                57            Vice President-Corporate Development                                   1995
Arthur E. Wheatley                 57            Vice President and Director of Risk Management                         1988

SUBSIDIARY OFFICERS:
C. Robert Campbell                 55            President and Chief Executive Officer of BAX Global Inc.               1998
Thomas W. Garges, Jr.              60            President and Chief Executive Officer of Pittston Coal Company         1999
Mark T. Gritton                    50            President and Chief Operating Officer of Brink's, Incorporated         1998
Peter A. Michel                    57            President and Chief Executive Officer of Brink's Home Security, Inc.   1988
==================================================================================================================================


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

-------------------------------------------------------------------------------
PART II
-------------------------------------------------------------------------------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
-------------------------------------------------------------------------------

Prior to January 14, 2000, the Company was comprised of three groups - Pittston Brink's Group, Pittston BAX Group, and Pittston Minerals Group. The Pittston Brink's Group included the Brink's and BHS operations of the Company. The Pittston BAX Group included the BAX Global operations of the Company. The Pittston Minerals Group included the Pittston Coal Company and Mineral Ventures operations of the Company. Also, prior to January 14, 2000, the Company had three classes of common stock: Pittston Brink's Group Common Stock ("Brink's Stock"), Pittston BAX Group Common Stock ("BAX Stock") and Pittston Minerals Group Common Stock ("Minerals Stock"), which were designed to provide shareholders with separate securities reflecting the performance of the Brink's Group, the BAX Group and the Minerals Group, respectively.

On December 6, 1999, the Company announced that its Board of Directors approved the elimination of the tracking stock capital structure by an exchange of all outstanding shares of Minerals Stock and BAX Stock for shares of Brink's Stock (the "Exchange"). The Exchange took place on January 14, 2000 (the "Exchange Date"). On the Exchange Date, holders of Minerals Stock received 0.0817 shares of Brink's Stock for each share of their Minerals Stock; and holders of BAX Stock received 0.4848 shares of Brink's Stock for each share of their BAX Stock. See Note 10 to the Company's consolidated financial statements for additional information concerning the Exchange on pages 48 through 49 of the Company's 1999 Annual Report, which are incorporated herein by reference. From and after the Exchange Date, Brink's Stock is the only outstanding class of common stock of the Company and continues to trade on the New York Stock Exchange under the symbol "PZB". Prior to the Exchange Date, the Brink's Stock reflected the performance of the Brink's Group only; after the Exchange Date, the Brink's Stock reflects the performance of the Company as a whole. Shares of Brink's Stock after the Exchange are hereinafter referred to as "Pittston Common Stock".

Reference is made to page 59 of the Company's 1999 Annual Report which is incorporated herein by reference, for information required by this item.


ITEM 6. SELECTED FINANCIAL DATA
-------------------------------------------------------------------------------
Reference is made to page 2 of the Company's 1999 Annual Report which is incorporated herein by reference, for information required by this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS
-------------------------------------------------------------------------------

Reference is made to pages 9 through 25 of the Company's 1999 Annual Report which is incorporated herein by reference, for information required by this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------------------

The information regarding quantitative and qualitative disclosures about market risk is included in this report under Item 7.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------------------------------------------------------------------------------

Reference is made to pages 27 through 58 of the Company's 1999 Annual Report which is incorporated herein by reference, for information required by this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------------------------

Not applicable.

-------------------------------------------------------------------------------
PART III
-------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------------------------

The information required by this Item regarding directors is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 1999. The information regarding executive officers is included in this report following Item 4, under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------------------------------
The information required by Items 11 through 13 is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 1999.


-------------------------------------------------------------------------------
PART IV
-------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.   All financial  statements - see index to financial
              statements and schedules.
         2.   Financial  statement  schedules  - see  index  to
              financial statements and schedules.
         3.   Exhibits - see exhibit index.

(b) Reports on Form 8-K were filed on (i) December 6, 1999 with respect to the Company's announcement to exit the coal business and eliminate its tracking stock structure, and (ii) December 7, 1999 with respect to a meeting with members of the investment community to discuss the Company's announcement.

UNDERTAKING

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8 Nos. 2-64258, 33-2039, 33-21393, 33-23333, 33-69040, 33-53565, 333-02219, 333-78631 and
333-78633.

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

The Pittston Company and Subsidiaries
SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2000.

                                       The Pittston Company
                                   -----------------------------
                                           (Registrant)


                                   By      M. T. Dan
                                      --------------------------
                                           (M. T. Dan,
                                     Chairman, President and
                                    Chief Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 10, 2000.

      Signatures                                                Title
     --------------                                         -------------
  R. G. Ackerman*                                              Director
  Betty C. Alewine*                                            Director
  J. R. Barker*                                                Director
  Marc C. Breslawsky*                                          Director
  J. L. Broadhead*                                             Director
  W. F. Craig*                                                 Director

  M. T. Dan                                              Chairman, President and
-----------------------                                  Chief Executive Officer
  (M. T. Dan)                                          (principal executive officer)


  G. Grinstein*                                                Director
  R. M. Gross*                                                 Director

  R. T. Ritter                                                Vice President
-----------------------                              and Chief Financial Officer
  (R. T. Ritter)                                     (principal accounting officer)

  C. S. Sloane*                                                Director
  R. H. Spilman*                                               Director

  *By  M. T. Dan
      -------------------------------
      (M. T. Dan, Attorney-in-Fact)

The Pittston Company and Subsidiaries

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

FINANCIAL STATEMENTS:

The consolidated financial statements of The Pittston Company, listed in the index below which are included in the Company's 1999 Annual Report for the year ended December 31, 1999, are incorporated herein by reference. With the exception of the pages listed in the index below and the information incorporated by reference included in Parts I, II and IV, the 1999 Annual Report of the Shareholders is not deemed filed as part of this report.

PITTSTON ANNUAL REPORT

     Selected Financial Data ..............................2
     Management's Discussion and Analysis of Results of
        Operations and Financial Condition..............9-25
     Independent Auditors' Report.........................27
     Consolidated Balance Sheets..........................28
     Consolidated Statements of Operations................29
     Consolidated Statements of Shareholders' Equity......30
     Consolidated Statements of Cash Flows................31
     Notes to Consolidated Financial Statements...........32

FINANCIAL STATEMENT SCHEDULES:

Schedules are omitted because they are not material, not applicable or not required, or the information is included elsewhere in the financial statements.

The Pittston Company and Subsidiaries

EXHIBIT INDEX

Each Exhibit listed previously filed document is hereby incorporated by reference to such document.

EXHIBIT
NUMBER                        DESCRIPTION

2(i)    Membership Interest Acquisition Agreement Among
        Air Transport International LLC and BAX Global Inc., dated February 3, 1998. Exhibit 2 to the Registrant's
        Current Report on Form 8K filed May 14, 1998.

2(ii)   Share Purchase Agreement, dated as of January 27,
        1998, between Brink's Security International, Inc., acting as Purchaser, and Generale de Transport et
        D'Industrie, acting as Seller. Exhibit 10(v) to the 1998
        Form 10-K.

2(iii)  Shareholders' Agreement, dated as of January 10,
        1997, between Brink's Security International, Inc., and
        Valores Tamanaco, C.A. Exhibit 10(w) to the 1998
        Form 10-K.

3(ii)   The Registrant's Bylaws, as amended through March
        9, 2000.

4(a)    (i)   Amended and Restated Rights Agreement dated as
              of January 14, 2000 (the "Rights Agreement"), between the Registrant and Bank Boston, N.A., as Rights Agent.

       (ii)   Form of Right Certificate for Rights.

       Instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries have been omitted because the amount of debt under any such instrument does not exceed 10% of the total assets of the Registrant and its consolidated subsidiaries. The Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

10(a)*  The Key Employees' Incentive Plan, as amended.
        Exhibit 10(a) to the Registrant's Annual Report on
        Form 10-K for the year ended December 31, 1998.

10(b)*  The Key Employees' Deferred Compensation
        Program, as amended and restated as of January 14, 2000.

10(c)*  (i)   The Registrant's Pension Equalization Plan as amended. Exhibit
              10(e)(I) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K").




        (ii) Amended and Restated Trust Agreement, dated December 1, 1997, between Registrant and Chase Manhattan Bank, as Trustee (the "Trust Agreement"). Exhibit 10(e)(ii) to the 1997 Form 10-K.

       (iii) Amendment No. 1 to Trust Agreement, dated as of August 18, 1999.

        (iv) Trust Agreement under the Pension Equalization Plan, Retirement Plan for Non-Employee Directors and Certain Contractual Arrangements of The Pittston Company made as of September 16, 1994, by and between the Registrant and Chase Manhattan Bank (National Association), as Trustee. Exhibit 10(l) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (the "Third Quarter 1994 Form 10-Q").

        (v) Form of letter agreement dated as of September 16, 1994, between the Registrant and one of its officers. Exhibit 10(e) to the Third quarter 1994 Form 10-Q.

       (vi)   Form of letter agreement dated as of
              September 16, 1994, between the Registrant and Participants pursuant to the Pension Equalization Plan. Exhibit 10(f) to the Third Quarter 1994 Form 10-Q.


10(d)* The Registrant's Executive Salary Continuation Plan. Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

10(e)* The Registrant's Non-Employee Directors' Stock Option Plan, as amended and restated as of January 14, 2000.

10(f)* The Registrant's 1988 Stock Option Plan, as amended and restated as of January 14, 2000.

10(g)* The Pittston Company Management Performance Improvement Plan.

10(h)* Form of change in control agreement replacing all prior change in control agreements and amendments and modifications thereto, between the Registrant (or a subsidiary) and various officers of the Registrant.
       Exhibit 10(l)(ii) to the 1997 Form 10-K.

10(i)* Form of Indemnification Agreement entered into by the Registrant with its directors and officers. Exhibit 10(l) to the 1991 Form 10-K.

10(j)*   (i)     Registrant's Retirement Plan for Non-
                 Employee Directors, as amended. Exhibit
                 10(g) to the Third Quarter 1994 Form 10-Q.

         (ii)    Form of letter agreement dated as of
                 September 16, 1994, between the Registrant and its Non-Employee Directors pursuant to Retirement Plan for Non-Employee Directors. Exhibit 10(h) to the Third Quarter 1994 Form 10-Q.

10(k)*   (i)     Form of severance agreement between the
                 Registrant (or a subsidiary) and various of the Registrant's officers. Exhibit 10(o)(ii) to the 1997 Form 10-K.


10(l)* Registrant's Directors' Stock Accumulation Plan, as amended and restated as of January 14, 2000.

10(m)* Registrant's Amended and Restated Plan for Deferral of Directors' Fees. Exhibit 10(o) to the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1989.

10(n)    (i)   Lease dated as of April 1, 1989, between Toledo-Lucas
               County Port Authority (the "Authority"), as Lessor, and
               Burlington, as Lessee. Exhibit 10(i) to the Registrant's
               Quarterly Report on Form 10-Q for the quarter ended
               June 30, 1989 (the "Second Quarter 1989 Form 10-Q").

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

10(o)*   (i)     Credit Agreement dated as of March 4, 1994, among The
                 Pittston Company, as Borrower, Lenders Parties Thereto,
                 Chemical Bank, Credit Suisse and Morgan Guaranty Trust
                 Company of New York, as Co-agents, and Credit Suisse, as Administrative Agent (the "Credit Agreement").
                 Exhibit 10.4 to the First Quarter 1994 Form 10-Q.

         (ii) Amendment to the Credit Agreement dated as of May 1, 1995. Exhibit 10(s)(ii) to the
                 Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

         (iii)   Amendment to Credit Agreement dated as of May 15, 1996.
                 Exhibit 10(t)(iii) to the Registrant's Annual Report on
                  Form 10-K for the year ended December 31, 1996.

10(p)* Employment Agreement dated as of May 4, 1998, between the Registrant and M.T. Dan. Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended Septmber 30, 1998 (the "Third Quarter 1998 Form 10-Q")

10(q)* Executive Agreement dated as of May 4, 1998, between the Registrant and M. T. Dan. Exhibit 10(b) to the Third Quarter 1998 Form 10-Q.

10(r)* Executive Agreement dated as of August 7, 1998, between the Registrant and R. T. Ritter. Exhibit 10(c) to the Third Quarter 1998 Form 10-Q.

10(s)* Severance Agreement dated as of August 7, 1998, between the Registrant and R. T. Ritter. Exhibit 10(d) to the Third Quarter 1998 Form 10-Q.

10(t)    Trust Agreement for The Pittston Company Employee
         Welfare Benefit Trust.

13       1999 Annual Report of the Registrant.

21       Subsidiaries of the Registrant.

23       Consent of independent auditors.

24       Powers of attorney.

27       Financial Data Schedule.

99*      (a)   Amendment to Registrant's Pension-Retirement Plan
               relating to preservation of assets of the Pension-
               Retirement Plan upon a change in control. Exhibit 99 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

         (b)   1994 Employee Stock Purchase Plan of The Pittston
               Company's Annual Report on Form 11-K for the year ended December 31, 1999.

---------------------
*Management contract or compensatory plan or arrangement.

This Page Is Intentionally Left Blank

This Page Is Intentionally Left Blank

Back Cover Page

                           STATEMENT OF DIFFERENCES
                           ------------------------

The registered trademark symbol shall be expressed as...................... 'r'