Form 10-Q
period 2000-03-31
PITTSTON CO
filed 2000-05-15
CIK 78890

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended MARCH 31, 2000
                                               --------------

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ________


                          Commission file number 1-9148

                              THE PITTSTON COMPANY

                               --------------------
            (Exact name of registrant as specified in its charter)



                VIRGINIA                                     54-1317776
----------------------------------------                  ---------------
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)



        1000 VIRGINIA CENTER PARKWAY, GLEN ALLEN, VIRGINIA 23058-4229
        -------------------------------------------------------------
             (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (804) 553-3600
                                                          --------------








Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of May 5, 2000, 51,777,782 shares of $1 par value Pittston Brink's Group Common Stock were outstanding.


                         PART I - FINANCIAL INFORMATION

                      THE PITTSTON COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    March 31       December 31
                                                        2000              1999
------------------------------------------------------------------------------
                                                 (Unaudited)
ASSETS
Current assets:

Cash and cash equivalents                          $  92,543           131,159
Accounts receivable (net of estimated uncollectible
  amounts:  2000 - $37,621; 1999 - $36,238)          621,629           638,754
Inventories                                           43,025            43,979
Prepaid expenses and other current assets             53,228            37,756
Deferred income taxes                                 51,111            50,255
------------------------------------------------------------------------------
Total current assets                                 861,536           901,903
Property, plant and equipment, (net of accumulated
  depreciation, depletion and amortization:
  2000 - $657,775; 1999 - $649,607)                  929,767           930,476
Intangibles, net of accumulated amortization         293,137           298,501
Deferred pension assets                              122,656           122,476
Deferred income taxes                                 77,854            79,569
Other assets                                         132,035           135,659
------------------------------------------------------------------------------
Total assets                                       $2,416,985        2,468,584
------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                              $  92,111            90,085
Current maturities of long-term debt                  33,050            32,166
Accounts payable                                     281,644           301,194
Accrued liabilities                                  384,581           409,616
------------------------------------------------------------------------------
Total current liabilities                            791,386           833,061

Long-term debt, less current maturities              372,984           395,078
Postretirement benefits other than pensions          242,103           240,770
Workers' compensation and other claims                81,779            87,083
Deferred income taxes                                 16,336            16,272
Other liabilities                                    155,025           146,679
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, par value $10 per share:
  Authorized: 2,000 shares $31.25
  Series C Cumulative Convertible Preferred Stock;
  Issued and  outstanding:  2000 - 30 shares;
  1999 - 30 shares                                       296               296
Pittston Brink's Group Common Stock, par value
  $1 per share: Authorized: 100,000 shares;
  Issued and outstanding:2000 - 51,778 shares;
  1999 - 40,861 shares - (Note 1)                     51,778            40,861
Pittston BAX Group Common Stock, par value
  $1 per share: Authorized: 50,000 shares - (Note 1)
  Issued and outstanding: 1999 - 20,825 shares             -            20,825
Pittston Minerals Group Common Stock, par value
  $1 per share: Authorized: 20,000 shares - (Note 1)
  Issued and outstanding: 1999 - 10,086 shares             -            10,086
Capital in excess of par value                       350,487           341,011
Retained earnings                                    452,335           443,349
Accumulated other comprehensive income               (64,755)          (56,528)
Employee benefits trust, at market value             (32,769)          (50,259)
------------------------------------------------------------------------------
Total shareholders' equity                           757,372           749,641
------------------------------------------------------------------------------
Total liabilities and shareholders' equity         $2,416,985        2,468,584
------------------------------------------------------------------------------

SEE ACCOMPANYING UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                      THE PITTSTON COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                        Quarter Ended March 31
                                                           2000           1999
------------------------------------------------------------------------------
Net sales                                             $     96,582     108,753
Operating revenues                                         922,488     846,133
------------------------------------------------------------------------------
Net sales and operating revenues                         1,019,070     954,886

Costs and expenses:
Cost of sales                                              103,434     115,443
Operating expenses                                         779,379     712,884
Selling, general and administrative expenses               118,242     107,104
------------------------------------------------------------------------------
Total costs and expenses                                 1,001,055     935,431
Other operating income, net                                  3,960       6,073
------------------------------------------------------------------------------
Operating profit                                            21,975      25,528
Interest income                                              1,368       1,205
Interest expense                                            (9,936)    (10,197)
Other income (expense), net                                  2,269        (370)
------------------------------------------------------------------------------
Income before income taxes                                  15,676      16,166
Provision for income taxes                                   5,173       3,506
------------------------------------------------------------------------------
Net income                                                  10,503      12,660
Preferred stock dividends, net (Note 6)                       (231)     18,314
------------------------------------------------------------------------------
Net income attributed to common shares                $     10,272      30,974
------------------------------------------------------------------------------
Net income per common share:

  Basic                                               $       0.21         N/A
  Diluted                                                     0.21         N/A
------------------------------------------------------------------------------
Pittston Brink's Group (Notes 1 and 2):
Net income per common share:
  Basic                                               $        N/A        0.43
  Diluted                                                      N/A        0.43
------------------------------------------------------------------------------
Pittston BAX Group (Notes 1 and 2): Net income per common share:

  Basic                                               $        N/A        0.02
  Diluted                                                      N/A        0.02
------------------------------------------------------------------------------
Pittston Minerals Group (Notes 1 and 2):
Net income (loss) per common share:
  Basic                                               $        N/A        1.61
  Diluted                                                      N/A       (0.45)
------------------------------------------------------------------------------
Pro forma net income per common share (Notes 1 and 2):

  Basic                                                        N/A        0.63
  Diluted                                                      N/A        0.26
------------------------------------------------------------------------------
Comprehensive income                                  $      2,276      24,570
------------------------------------------------------------------------------


SEE ACCOMPANYING UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                      THE PITTSTON COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (Unaudited)

                                                        Quarter Ended March 31
                                                              2000        1999
------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                               $  10,503      12,660
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation, depletion and amortization                  49,089      42,820
 Provision for aircraft heavy maintenance                  12,622      11,719
 Provision for deferred income taxes                        1,156       1,608
 Provision for pensions, noncurrent                         2,268       2,962
 Provision for uncollectible accounts receivable            3,860       2,944
 Minority interest expense                                    368         284
 Equity in earnings of unconsolidated affiliates,
   net of dividends received                               (1,043)     (1,708)
 Gain on disposition of investments                        (1,962)          -
 Other operating, net                                       5,483       4,571
 Change in operating assets and liabilities,
  net of effects of acquisitions and dispositions:
  Decrease in accounts receivable                         21,348      27,807
  (Increase) decrease in inventories                         998      (2,170)
  Increase in prepaid expenses and other current assets   (7,301)    (15,526)
  Increase in other assets                                (3,724)     (2,731)
  Decrease in accounts payable and accrued liabilities   (48,300)    (28,396)
  (Decrease) increase in other liabilities                   270       4,103
  Decrease in workers' compensation and other claims,
   noncurrent                                               (218)     (1,069)
  Other, net                                               1,832         755
------------------------------------------------------------------------------
Net cash provided by operating activities                 47,249      60,633
------------------------------------------------------------------------------
Cash flows from investing activities:

Additions to property, plant and equipment                 (57,649)    (60,566)
Aircraft heavy maintenance expenditures                    (17,987)    (12,707)
Proceeds from disposal of property, plant and equipment      4,515       1,065
Proceeds from disposition of investments                     2,275           -
Other, net                                                     711       1,614
------------------------------------------------------------------------------
Net cash used by investing activities                      (68,135)    (70,594)
------------------------------------------------------------------------------
Cash flows from financing activities:

Increase in short-term borrowings                            1,778       9,438
Additions to long-term debt                                 28,269      47,225
Reductions of long-term debt                               (46,381)    (25,555)
Repurchase of stock of the Company                               -     (23,494)
Proceeds from exercise of stock options                         10         337
Dividends paid                                              (1,406)     (3,088)
------------------------------------------------------------------------------
Net cash (used) provided by financing activities           (17,730)      4,863
------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                  (38,616)     (5,098)
Cash and cash equivalents at beginning of period           131,159      83,894
------------------------------------------------------------------------------
Cash and cash equivalents at end of period               $  92,543      78,796
------------------------------------------------------------------------------

SEE ACCOMPANYING UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      THE PITTSTON COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

(1) The Pittston Company (the "Company") has five operating segments - Brink's, Incorporated ("Brink's"), Brink's Home Security, Inc. ("BHS"), BAX Global Inc. ("BAX Global"), Pittston Coal Operations ("Coal Operations") and Other Operations which consists of Pittston Mineral Ventures ("Mineral Ventures") and the Company's timber, gas and equipment rebuild operations (collectively, "Allied Operations"). On December 6, 1999, the Company announced its intention to exit the coal business through the sale of coal mining operations and reserves. Until the Company meets the measurement date criteria under Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", Coal Operations will continue to be reported as an operating segment. Losses may be recorded upon the future disposition of the coal assets, including additional expenses related to certain defined benefit and multi-employer plans, as well as the net losses expected to occur from the measurement date to the closing date of the sale.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with applicable quarterly reporting regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current period's financial statement presentation. Operating results for the interim periods of 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and related notes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

      As previously reported, prior to January 14, 2000, the Company had three classes of common stock: Pittston Brink's Group Common Stock ("Brink's Stock"), Pittston BAX Group Common Stock ("BAX Stock") and Pittston
      Minerals Group Common Stock ("Minerals Stock"), which were designed to provide shareholders with securities reflecting the performance of the Brink's Group, the BAX Group and the Minerals Group, respectively.

      On December 6, 1999, the Company announced that its Board of Directors (the "Board") had approved the elimination of the tracking stock capital structure by an exchange of all outstanding shares of Minerals Stock and BAX Stock for shares of Brink's Stock (the "Exchange"). The Exchange took place on January 14, 2000 (the "Exchange Date"), on which date, holders of Minerals Stock received 0.0817 share of Brink's Stock for each share of their Minerals Stock; and holders of BAX Stock received 0.4848 share of Brink's Stock for each share of their BAX Stock based on the shareholder approved formula and calculated as follows:


      (PER SHARE PRICES)            Brink's Stock    BAX Stock    Minerals Stock
      --------------------------------------------------------------------------

      Ten day average price*          $  18.92       $   7.98        $    1.34
      Exchange factor                     1.00           1.15             1.15
      --------------------------------------------------------------------------
      Fair Market Value, as defined*  $  18.92       $   9.17        $    1.54
      Exchange ratio                      N/A          0.4848           0.0817
      --------------------------------------------------------------------------
      Closing prices:
        December 3, 1999              $ 18.375       $ 10.0625       $   1.125
        December 6, 1999                21.500         10.1250           1.625
      --------------------------------------------------------------------------

      *The "Fair Market Value" of each class of common stock was determined by taking the average closing price of that class of common stock for the 10 trading days beginning 30 business days prior to the first public announcement of the exchange proposal. Since the first public announcement was made on December 6, 1999, the average closing price was calculated during the 10 trading days beginning October 22, 1999 and ending November 4, 1999.

      From and after the Exchange Date, Brink's Stock is the only outstanding class of common stock of the Company and continues to trade on the New York Stock Exchange under the symbol "PZB". Prior to the Exchange Date, Brink's Stock reflected the performance of the Brink's Group only; after the Exchange Date, Brink's Stock reflects the performance of the Company as a whole. Shares of Brink's Stock after the Exchange are hereinafter referred to as "Pittston Common Stock".

      As a result of the Exchange on January 14, 2000, the Company issued 10,916 shares of Pittston Common Stock, which consists of 9,490 shares of Pittston Common Stock equal to 100% of the Fair Market Value, as defined, of all BAX Stock and Minerals Stock and 1,426 shares of Pittston Common Stock equal to the additional 15% of the Fair Market Value of BAX Stock and Minerals Stock exchanged pursuant to the above-described formula. Of the 10,916 shares issued, 10,196 shares were issued to holders of BAX
      Stock and Minerals Stock and 720 shares were issued to The Pittston Company Employee Benefits Trust (the "Trust").

      Shares issued to holders of BAX Stock and Minerals Stock (excluding those shares issued to the Trust) were distributed as follows:


                                                      Holders of    Holders of

      (IN THOUSANDS EXCEPT PER SHARE PRICES)          BAX Stock   Minerals Stock
      --------------------------------------------------------------------------
      Shares outstanding on January 13, 2000             19,475            9,273

      Brink's Stock issued pursuant to the Exchange:

        Based on 100% of Fair Market Value                8,207              657
        Based on 15% of Fair Market Value                 1,233               99
      --------------------------------------------------------------------------

      Total shares issued on January 14, 2000             9,440              756
      Brink's Stock closing price per share
       - December 3, 1999                         $      18.375           18.375
      --------------------------------------------------------------------------
      Value as of December 3, 1999 of Brink's

        Stock issued pursuant to the Exchange     $     173,460           13,892
      --------------------------------------------------------------------------


      As set forth in the Company's Articles of Incorporation approved by the shareholders, in the event of a dissolution, liquidation or winding up of the Company, holders of Brink's Stock, BAX Stock and Minerals Stock would have shared on a per share basis, the funds, if any, remaining for distribution to the common shareholders. In the case of Minerals Stock, such percentage had been set, using a nominal number of shares of Minerals Stock of 4,203 (the "Nominal Shares") in excess of the actual number of shares of Minerals Stock outstanding. The liquidation percentages were subject to adjustment in proportion to the relative change in the total number of shares of Brink's Stock, BAX Stock and Minerals Stock, as the case may be, then outstanding to the total number of shares of all other classes of common stock then outstanding (which totals, in the case of Minerals Stock, shall include the Nominal Shares). As of December 3, 1999, such liquidation percentages would have been approximately 54%, 27% and 19% for holders of Brink's Stock, BAX Stock and Minerals Stock, respectively. Including the additional shares issued pursuant to the Exchange, the liquidation percentages for former holders of Brink's Stock, BAX Stock and Minerals Stock, respectively, as of January 14, 2000 would have been approximately 79%, 19% and 2%.

      Upon completion of the Exchange on January 14, 2000, there were a total of 49,484 issued and outstanding shares of Pittston Common Stock for use in the calculation of net income per common share.

(2) The following are reconciliations between the calculations of basic and diluted net income per share for the first quarter of 2000 and the pro forma basic and diluted net income per share for the first quarter of 1999:


                                                        Quarter Ended March 31
                                                               2000       1999
      THE COMPANY                                                  (Pro forma)
      --------------------------------------------------------------------------
      Numerator:
      Net income - Basic                                  $  10,503     12,660
      Convertible Preferred Stock dividends, net               (231)    18,314
      --------------------------------------------------------------------------
      Basic net income per share numerator                   10,272     30,974
      Effect of dilutive securities:
        Convertible Preferred Stock dividends, net                -    (18,314)
      --------------------------------------------------------------------------
      Diluted net income per share numerator              $  10,272     12,660

      Denominator:
      Basic weighted average common shares
        outstanding                                          49,607     48,833
      Effect of dilutive securities:
        Assumed conversion of Convertible Preferred Stock         -        125
        Stock options                                            49        209
      --------------------------------------------------------------------------
      Diluted weighted average

        common shares outstanding                            49,656     49,167
      --------------------------------------------------------------------------

      Options to purchase 2,605 shares of Pittston Common Stock, at prices between $18.83 and $315.06 per share were outstanding during the three months ended March 31, 2000, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares and therefore, the effect would be antidilutive. The conversion of the Series C Cumulative Preferred Stock (the "Convertible Preferred Stock") to 38 shares of Pittston Common Stock has been excluded in the computation of diluted net income per share for the three months ended March 31, 2000 because the effect of the assumed conversion would be antidilutive.

      For purposes of calculating the March 31, 1999 pro forma basic weighted average common shares outstanding and the basic weighted average common shares outstanding for the period from January 1, 2000 to January 13, 2000, the Company's basic weighted average common shares outstanding for BAX Stock and Minerals Stock were converted into shares of Pittston Common Stock by multiplying such average shares outstanding by the respective exchange ratios referred to in Note 1. Included in the Company's 1999 pro forma diluted weighted average common shares outstanding and 2000 diluted weighted average common shares outstanding are converted weighted average stock options and converted weighted average Convertible Preferred Stock to the extent that such conversions are dilutive. Pro forma converted weighted options for 1999 and equivalent Pittston Common Stock options outstanding, on BAX Stock and Minerals Stock, from January 1, 2000 to January 13, 2000 are calculated by multiplying those weighted average options having an exercise price less than the average fair market value for Brink's Stock, BAX Stock and Minerals Stock by the respective exchange ratios. Converted weighted average Convertible Preferred Stock is calculated by multiplying the weighted average Convertible Preferred Stock by the Minerals exchange ratio referred to in Note 1.

      Excluded from the Company's 1999 pro forma diluted net income per share calculations are converted options to the extent that such conversions are antidilutive. Converted options are calculated by multiplying those options having an exercise price greater than the average fair market value for Brink's Stock, BAX Stock and Minerals Stock by the respective exchange ratios. Converted exercise prices related to these converted options are calculated by dividing the exercise price of Brink's Stock, BAX Stock and Minerals Stock by the respective exchange ratios.

      Pro forma options to purchase 1,823 shares of Pittston Common Stock, at prices between $18.83 and $315.06 per share were outstanding during the first three months of 1999, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

      The shares of Pittston Common Stock held in the Trust are subject to the treasury stock method and effectively are not included in the basic and diluted net income per share calculations. As of March 31, 2000 and 1999, 1,928 and 2,802 pro forma shares, respectively, of Pittston Common Stock remained in the Trust.

      The following are reconciliations between the Group calculations of basic and diluted net income (loss) per share for the first quarter ended March 31, 1999.


                                              Brink's         BAX     Minerals
                                                Group       Group        Group
      --------------------------------------------------------------------------
      Numerator:
      Net income (loss)                   $    16,798         421       (4,559)
      Convertible Preferred Stock
       dividends, net                               -           -       18,314
      --------------------------------------------------------------------------
      Basic net income per share numerator     16,798         421       13,755
      Effect of dilutive securities:
        Convertible Preferred Stock

        dividends, net                              -           -      (18,314)
      --------------------------------------------------------------------------
      Diluted net income (loss) per share
       numerator                          $    16,798         421       (4,559)
      Denominator:
      Basic weighted average common
        shares outstanding                     38,904      19,036        8,570
      Effect of dilutive securities:
        Stock options                             202          15            -
        Assumed conversion of the Convertible
         Preferred Stock                            -           -        1,532
      --------------------------------------------------------------------------
      Diluted weighted average common
        shares outstanding                     39,106      19,051       10,102
      --------------------------------------------------------------------------


      Options to purchase 774 shares of Brink's Stock, at prices between $27.25 and $39.56 per share were outstanding during the three months ended March 31, 1999, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

      Options to purchase 2,047 shares of BAX Stock, at prices between $9.13 and $27.91 per share, were outstanding during the three months ended March 31, 1999, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares, and therefore the effect would be antidilutive.

      Options to purchase 692 shares of Minerals Stock, at prices between $1.91 and $25.74 per share, were outstanding during the three months ended March 31, 1999 but were not included in the computation of diluted net loss per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

      The shares of Brink's Stock, BAX Stock and Minerals Stock held in the Trust are subject to the treasury stock method and effectively are not included in the basic and diluted net income per share calculations. As of March 31, 1999, 1,943 shares of Brink's Stock, 1,690 shares of BAX Stock and 480 shares of Minerals Stock remained in the Trust.

(3) Depreciation, depletion and amortization of property, plant and equipment totaled $43,933 in the first quarter of 2000 compared to $36,937 in the first quarter of 1999.

(4) Cash payments made for interest and income taxes, net of refunds received, were as follows:


                                                        Quarter Ended March 31
                                                              2000        1999
      --------------------------------------------------------------------------
      Interest                                          $   11,996      10,260
      --------------------------------------------------------------------------
      Income taxes                                      $   10,392       4,649
      --------------------------------------------------------------------------

(5) The cumulative impact of foreign currency translation deducted from shareholders' equity was $66,409 and $59,623 at March 31, 2000 and December 31, 1999, respectively. The cumulative impact of cash flow hedges added to shareholders' equity was $1,003 and $2,540 at March 31, 2000 and December 31, 1999, respectively.

(6) Under the share repurchase programs authorized by the Board, the Company purchased shares in the periods presented as follows:


                                                        Quarter Ended March 31
      (IN THOUSANDS)                                             2000     1999
      --------------------------------------------------------------------------
      Brink's Stock:
        Shares                                                      -    100.0
        Cost                                               $        -    2,514
      Convertible Preferred Stock:
        Shares                                                      -     83.9
        Cost                                               $        -   20,980
      Excess carrying amount (a)                           $        -   19,201
      --------------------------------------------------------------------------

      (a) The excess of the carrying amount of the Convertible Preferred Stock over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Consolidated Statement of Operations.

      On March 15, 1999, the Company purchased 83.9 shares (or 839 depositary shares) of its Convertible Preferred Stock for $20,980. The Convertible Preferred Stock is convertible into Pittston Common Stock and has an annual dividend rate of $31.25 per share. Preferred dividends included on the Company's Consolidated Statement of Operations for the quarter ended March 31, 1999 are net of the $19,201, which is the excess of the carrying amount over the cash paid to the holders of the Convertible Preferred Stock.

      At March 31, 2000, the Company had the remaining authority to purchase over time 900 shares of Pittston Common Stock and an additional $7,556 of its Convertible Preferred Stock. The remaining aggregate purchase cost limitation for all common stock was $22,184 at March 31, 2000.

                      THE PITTSTON COMPANY AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

The following discussion is a summary of the key factors management considers necessary or useful in reviewing the Company's results of operations, liquidity and capital resources.

                              RESULTS OF OPERATIONS


                                                        Quarter Ended March 31
(IN THOUSANDS)                                                2000        1999
------------------------------------------------------------------------------
Net sales and operating revenues:
Business and security services:
  Brink's                                             $    353,696     330,763
  BHS                                                       59,752      55,121
  BAX Global                                               509,040     460,249
------------------------------------------------------------------------------
Total business and security services                       922,488     846,133
------------------------------------------------------------------------------
Natural resources:
  Coal Operations                                           86,262     103,511
  Other Operations                                          10,320       5,242
------------------------------------------------------------------------------
Total natural resources                                     96,582     108,753
------------------------------------------------------------------------------
Net sales and operating revenues                      $  1,019,070     954,886
------------------------------------------------------------------------------

Operating profit (loss):
Business and security services:
  Brink's                                             $     23,955      19,983
  BHS                                                       14,866      14,004
  BAX Global                                                (2,868)      4,441
------------------------------------------------------------------------------
Total business and security services                        35,953      38,428
------------------------------------------------------------------------------
Natural resources:
  Coal Operations                                          (11,339)     (8,391)
  Other Operations                                           2,443         617
------------------------------------------------------------------------------
Total natural resources                                     (8,896)     (7,774)
------------------------------------------------------------------------------
Segment operating profit                                    27,057      30,654
General corporate expense                                   (5,082)     (5,126)
------------------------------------------------------------------------------
Operating profit                                      $     21,975      25,528
------------------------------------------------------------------------------


The Pittston  Company (the  "Company")  has five  operating  segments - Brink's,
Incorporated ("Brink's"), Brink's Home Security, Inc. ("BHS"), BAX Global Inc. ("BAX Global"), Pittston Coal Operations ("Coal Operations") and Other Operations which consists of Pittston Mineral Ventures ("Mineral Ventures") and the Company's timber, gas and equipment rebuild operations (collectively, "Allied Operations").

On January 14, 2000, the Company completed an exchange of its Pittston BAX Group Common Stock ("BAX Stock") and Pittston Minerals Group Common Stock ("Minerals Stock") into Pittston Brink's Group Common Stock ("Brink's Stock"), at exchange ratios of 0.4848 share of Brink's Stock for each share of BAX Stock and 0.0817 share of Brink's Stock for each share of Minerals Stock. Brink's Stock, hereinafter referred to as Pittston Common Stock, now constitutes the Company's only class of common stock and continues to trade on the New York Stock Exchange under the symbol "PZB". See the "Capitalization" section for further discussion.

On December 6, 1999, the Company also announced its intention to exit the coal business through the sale of coal mining operations and reserves. Until the Company meets the measurement date criteria under Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", Coal Operations will continue to be reported as an operating segment. Losses may be recorded upon the future disposition of the coal assets, including additional expenses related to certain defined benefit and multi-employer plans, as well as the net losses expected to occur from the measurement date to the closing date of the sale. The process of selling the coal assets is well underway and the level of interest by potential buyers continues to be encouraging.

In the first quarter of 2000, the Company reported net income of $10.5 million compared with $12.7 million in the first quarter of 1999. Operating profit totaled $22.0 million in the 2000 first quarter compared with $25.5 million in prior year's first quarter. Lower operating results at BAX Global ($7.3 million) and Coal Operations ($2.9 million) were partially offset by increases in operating results at Brink's ($4.0 million), BHS ($0.9 million) and Other Operations ($1.8 million). Corporate expenses in the first quarter of 2000 remained relatively unchanged as compared to the first quarter of 1999. Net income for the first quarter of 2000, as compared to the same period in 1999, was favorably impacted by a $1.2 million non-operating gain ($1.9 million pretax) on the sale of a minority interest in an energy trading company held by Coal Operations, and was negatively impacted by a higher consolidated tax rate.

Preferred dividends included on the Company's Statement of Operations for the quarter ended March 31, 1999 were net of $19.2 million, which was the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to the holders of the Convertible Preferred Stock for repurchases made during the period.

BRINK'S

The following is a table of selected financial data for Brink's on a comparative basis:


                                                        Quarter Ended March 31
(IN THOUSANDS)                                                2000        1999
------------------------------------------------------------------------------
Operating revenues:
  North America                                       $    155,597     137,438
  International                                            198,099     193,325
------------------------------------------------------------------------------
Total operating revenues                              $    353,696     330,763
------------------------------------------------------------------------------
Operating profit:
  North America                                       $     11,484       7,943
  International                                             12,471      12,040
------------------------------------------------------------------------------
Total segment profit                                  $     23,955      19,983
------------------------------------------------------------------------------
Depreciation and amortization                         $     14,897      12,321
Cash capital expenditures                                   23,206      18,640
------------------------------------------------------------------------------


Brink's worldwide consolidated revenues totaled $353.7 million in the first quarter of 2000, a 7% increase over first quarter 1999 revenues of $330.8 million. Brink's operating profit of $24.0 million in the first quarter of 2000 represented a 20% increase over the $20.0 million reported in prior year's quarter.

The increase in Brink's revenues was attributable to both North American and International operations. Increased revenues in North America primarily related to growth in armored car operations which include ATM services. International revenue increases were attributable to Latin American and Asia/Pacific operations. European revenue, which declined slightly from the first quarter of 1999, was adversely impacted by the strength of the US dollar relative to the European currencies.

The increase in operating profit in the first quarter of 2000 versus the 1999 quarter was primarily attributable to North America. Higher North American operating profits were largely the result of improved profitability of armored car operations, which includes ATM services, and, to a lesser extent, improved results in currency and coin processing services. These favorable results compare to a somewhat weaker 1999 first quarter. International operating profits reflect improvements in the Asia/Pacific region due to a decrease in the losses in Australia. Latin America reported lower operating profits primarily due to weaker business conditions in Venezuela which outweighed improvements in operating performance in Brazil and Argentina.

BRINK'S HOME SECURITY

The following is a table of selected financial data for BHS on a comparative basis:


                                                        Quarter Ended March 31
(DOLLARS IN THOUSANDS)                                        2000        1999
------------------------------------------------------------------------------
Operating profit:
Monitoring and service                                $     20,629      19,013
Net marketing, sales and installation                       (5,763)     (5,009)
------------------------------------------------------------------------------
Total segment profit                                  $     14,866      14,004
------------------------------------------------------------------------------
Monthly recurring revenues (a)                        $     17,215      15,555
------------------------------------------------------------------------------
Number of subscribers:
  Beginning of period                                      643,277     585,565
  Installations                                             21,542      26,851
  Disconnects, net                                         (12,241)    (11,773)
------------------------------------------------------------------------------
End of period                                              652,578     600,643
------------------------------------------------------------------------------
Depreciation and amortization                         $     13,238      11,959
Cash capital expenditures                                   17,179      19,311
------------------------------------------------------------------------------

(a)Monthly recurring revenues are calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for monitoring, maintenance and related services.

Revenues for BHS increased by 8% in the first quarter of 2000 compared to the same period of 1999. This increase in revenues was due to higher ongoing monitoring and service revenues, reflecting a 9% increase in the subscriber base as well as slightly higher average monitoring fees. As a result of such growth, monthly recurring revenues at March 31, 2000 grew 11% versus March 31, 1999.

Operating profit in the first quarter of 2000 increased $0.9 million (6%) compared to the same period of 1999. Operating profit from monitoring and service activities increased $1.6 million (8%) for the first quarter of 2000 as compared to the prior year's quarter due primarily to the growth in the subscriber base combined with higher average monitoring fees. Growth in overall operating profit was negatively affected by an increase in the net cost of marketing, sales and installation related to gaining new subscribers, which increased $0.8 million during the first quarter of 2000 as compared to the first quarter of 1999. This increase in net cost in the quarter was due to higher levels of marketing, sales and business development costs per subscriber partially offset by the impact of fewer system installations and higher average connection fees. Total net cost of marketing, sales and installation activities during 2000 may continue to be impacted by several initiatives implemented in the fourth quarter of 1999, including increasing the connection fee per installation and a tightening of the company's credit policy.

BAX GLOBAL

The following is a table of selected financial data for BAX Global on a comparative basis:


                                                        Quarter Ended March 31
(IN THOUSANDS)                                                2000        1999
------------------------------------------------------------------------------
Operating revenues:
  Americas (a)                                        $    310,459     278,252
  International                                            212,405     195,662
  Eliminations/other                                       (13,824)    (13,665)
------------------------------------------------------------------------------
Total operating revenues                              $    509,040     460,249
------------------------------------------------------------------------------
Operating profit (loss):
  Americas (b)                                        $       (762)      8,355
  International (b)                                          7,376       6,458
  Other (b)                                                 (9,482)    (10,372)
------------------------------------------------------------------------------
Total segment profit (loss)                           $     (2,868)      4,441
------------------------------------------------------------------------------
Depreciation and amortization                         $     13,162       9,591
Cash capital expenditures                                   11,975      16,243
------------------------------------------------------------------------------
Worldwide expedited freight services:

  Revenues                                            $    416,150     387,754
  Weight (million pounds)`                                   432.5       414.3
------------------------------------------------------------------------------

(a) Includes Intra-US revenue of $156.3 and $143.6 million for 2000 and 1999, respectively.

(b) Expenses associated with major information technology projects and certain overhead costs have been reallocated in 1999 from Other to the Americas and International, respectively.

Worldwide revenues for the 2000 first quarter increased 11% over the 1999 first quarter to $509.0 million. The operating loss in the first quarter of 2000 was $2.9 million, compared to a profit of $4.4 million in the first quarter of 1999.

Operating revenues in the first quarter of 2000 increased as a result of higher expedited freight services revenues stemming from higher volume (4% increase in pounds shipped) and yields (3% increase in revenue per pound). The 3% increase in yield resulted primarily from the effects of domestic and international fuel surcharges. In addition, International revenues grew 9% reflecting continued growth in the Pacific region from increased supply chain management and transportation services to the high technology industry.

The decrease in operating results reflects significantly lower performance in the Americas region, partially offset by improved International profits. The operating loss in the Americas was primarily the result of higher service costs for its fleet of aircraft, softer than expected demand, higher costs of infrastructure put in place to deliver consistent year-round service and increases in fuel costs which were not covered in their entirety by fuel surcharges and hedging activities. Operating results in the Americas were also impacted by higher depreciation and amortization expense, reflecting the depreciation associated with additional aircraft-related expenditures in 1999 and information systems placed in service in late 1999 partially offset by improved performance in working capital. International profits increased primarily due to continued growth in supply chain management and transportation services in the Pacific region. In addition, International operating profits in the first quarter of 1999 included the benefit of approximately $1.3 million from the reversal of excess incentive accruals. BAX Global's second quarter 2000 operating results will reflect the costs associated with an employment agreement with a former executive.

A supplier of most of BAX Global's 727 lift capacity, which also operates controlled lift for the freight forwarding community, filed for Chapter 11 bankruptcy protection in early May of 2000. At this time, the impact of this event, if any, on BAX Global's operations or financial results is not known since the supplier is continuing to provide contractual services.

COAL OPERATIONS

The following is a table of selected financial data for Coal Operations on a comparative basis:


                                                        Quarter Ended March 31
(IN THOUSANDS)                                                2000        1999
------------------------------------------------------------------------------
Coal margin                                           $        505       4,824
Other operating income                                         992       2,779
------------------------------------------------------------------------------
Margin and other income                                      1,497       7,603
------------------------------------------------------------------------------
Idle equipment and closed mines                                723       1,821
Inactive employee costs                                      8,356       9,843
Selling, general and administrative (a)                      3,757       4,330
------------------------------------------------------------------------------
Total other costs and expenses (a)                          12,836      15,994
------------------------------------------------------------------------------
Total segment loss (a)                                $    (11,339)     (8,391)
------------------------------------------------------------------------------
Depreciation and amortization                         $      6,362       7,719
Cash capital expenditures                                    3,383       3,496
------------------------------------------------------------------------------
Coal sales (tons):
  Metallurgical                                              1,004       1,536
  Steam                                                      1,881       1,926
------------------------------------------------------------------------------
Total coal sales                                             2,885       3,462
------------------------------------------------------------------------------
Production/purchased (tons):
  Production                                                 2,483       2,709
  Purchased                                                    307         779
------------------------------------------------------------------------------
Total                                                        2,790       3,488
------------------------------------------------------------------------------
Coal margin per ton                                   $       0.17        1.39
------------------------------------------------------------------------------


(a) Prior year selling, general and administrative costs included in operating profit for Coal Operations and Other Operations have been reclassified to conform to the current year's segment presentation.

Net sales for the first quarter of 2000 were $86.3 million, a decrease of 17% from the 1999 first quarter. Operating loss was $11.3 million in the current year quarter compared to $8.4 million in the prior year quarter.

Coal Operations net sales for the first quarter of 2000 decreased over the prior year's quarter largely as a result of reduced sales volume which declined 0.6 million tons from the 3.5 million tons sold in the first quarter of 1999. Steam coal sales in the first three months of 1999 and 2000 remained relatively level at 1.9 million tons. Domestic metallurgical coal sales increased 13% to 0.3 million tons. Export metallurgical coal sales declined by 0.6 million tons (46%) to 0.7 million tons due to continued softness in market conditions resulting from increased international competition (particularly from Australia) and a strong US dollar relative to the currencies of other coal exporting nations. In response to the declining demand and price for export metallurgical coal, Coal Operations has placed major emphasis on continuing to increase market share in domestic metallurgical markets. Steam coal sales represented 65% of total volume in the first quarter of 2000 and 56% in the same period of 1999. Domestic metallurgical shipments represented 12% of total volume in the first quarter of 2000 and 9% in the same period of 1999. Export metallurgical shipments represented 23% of total volume in the first quarter of 2000 and 35% in the same period of 1999.

The operating loss in the first quarter of 2000 reflects a $4.3 million decline in total coal margin and a $1.8 million decline in other operating income (as 1999 included a benefit of $2.4 million from the settlement of litigation), partially offset by lower idle and closed mine costs and inactive employee costs, which decreased $1.1 million and $1.5 million, respectively, over the prior year's quarter. In addition, operating results benefited from lower amortization expense in the first quarter of 2000, primarily as a result of an impairment charge recorded in the fourth quarter of 1999 and the completion of the amortization of certain above-market coal sales contracts.

The decline in total coal margin reflects the previously mentioned decline in sales volume combined with a $1.22 per ton decrease in coal margin per ton. The decline in margin per ton is attributable to a decrease in Virginia metallurgical and West Virginia steam coal margins. Virginia metallurgical margins were negatively impacted by a decline in export realizations and higher production costs due to temporary adverse mining conditions at some of the Company's deep mines, which have continued into the second quarter of 2000. The decline in export metallurgical realizations was a result of 1999 contract settlements far below 1998 contract prices. Annual export contracts typically commence in April; tons shipped in the first quarter are tons from the contract year ended March 31, 2000. West Virginia steam margins were negatively impacted by higher production costs resulting from the "mountaintop removal" controversy discussed below. These higher production costs have continued into the second quarter of 2000.

Idle equipment and closed mine costs decreased $1.1 million in the 2000 first quarter from the comparable 1999 quarter primarily due to the idlement of the Meadow River mine in West Virginia in early 1999. This mine was subsequently closed during the fourth quarter of 1999. Of the $3.3 million liability recorded in the fourth quarter of 1999 for other closure costs of the Meadow River mine, approximately $1.1 million has been paid as of March 31, 2000. Inactive employee costs, which represent long-term employee liabilities for pension and retiree medical costs for inactive employees, decreased 15% over the prior year's quarter as a result of slightly lower premiums related to the Coal Industry Retiree Benefit Act of 1992, lower medical benefit expense for workers on temporary lay-off primarily related to the first quarter 1999 idlement of Meadow River mine and lower pension expense. Full year pension expense for 2000 is expected to be lower than 1999 primarily due to an increase in the discount rate.

A controversy related to a method of mining called "mountaintop removal" that began in mid-1998 in West Virginia involving an unrelated party resulted in a suspension in the issuance of several mining permits for a portion of 1999. Although the suspension has been lifted, there has been a delay in Vandalia Resources, Inc. ("Vandalia"), a wholly-owned subsidiary of Pittston Coal, being issued in a timely fashion, a mine permit necessary for its uninterrupted mining. Vandalia is actively pursuing the issuance of the permit, but when, or if, the permit will be issued is currently unknown and the effect of the delay in obtaining this permit cannot be predicted. During the first quarter of 2000, the delay in obtaining this permit did not result in a significant number of jobs lost but did impact production efficiencies and costs by requiring mining in less productive areas. However, further delays could result in such losses. Vandalia and other affected parties in West Virginia are currently exploring all legal and legislative remedies that may be available to resolve this matter.

Coal Operations continues cash funding for charges recorded in prior years for facility closure costs recorded as restructuring and other charges in the Statement of Operations. The following table analyzes the changes in liabilities during the first three months of 2000 for such costs:


                                                          Employee
                                                Mine  Termination,
                                                 and       Medical
                                               Plant           and
                                             Closure     Severance

(IN THOUSANDS)                                 Costs         Costs       Total
------------------------------------------------------------------------------
Balance as of December 31, 1999           $    6,596        13,622      20,218
Payments                                         233           418         651
------------------------------------------------------------------------------
Balance as of March 31, 2000              $    6,363        13,204      19,567
------------------------------------------------------------------------------


OTHER OPERATIONS

The following is a table of selected financial data for Other Operations on a comparative basis:


                                                        Quarter Ended March 31
(IN THOUSANDS)                                                2000        1999
------------------------------------------------------------------------------
Net sales:
  Mineral Ventures                                    $      4,560       3,205
  Allied Operations (a)                                      5,760       2,037
------------------------------------------------------------------------------
Total net sales                                       $     10,320       5,242
------------------------------------------------------------------------------
Operating profit (loss):
  Mineral Ventures                                    $        663        (790)
  Allied Operations (a) (b)                                  1,780       1,407
------------------------------------------------------------------------------
Total segment profit                                  $      2,443         617
------------------------------------------------------------------------------
Depreciation and amortization:
  Mineral Ventures                                    $        963         715
  Allied Operations                                            362         338
------------------------------------------------------------------------------
Total depreciation and amortization                   $      1,325       1,053
------------------------------------------------------------------------------
Cash capital expenditures:
  Mineral Ventures                                    $        453       1,218
  Allied Operations                                          1,409       1,652
------------------------------------------------------------------------------
Total cash capital expenditures                       $      1,862       2,870
------------------------------------------------------------------------------


(a) Primarily consists of timber,  natural gas and equipment rebuild operations.

(b) Prior year selling, general and administrative expenses included in operating profit for Coal Operations and Other Operations have been reclassified to conform to the current year's segment presentation.

Mineral Ventures generated net sales during the first quarter of 2000 of $4.6 million, a 42% increase from the $3.2 million reported in the first quarter of 1999. The increase in net sales was the result of an increase in ounces of gold sold and higher gold realizations. Ounces of gold sold increased from 11.1 thousand ounces in the first quarter of 1999 to 14.6 thousand ounces in the same period of 2000. Operating profit for the first quarter of 2000 was $0.7 million compared to an operating loss of $0.8 million in the same period last year, reflecting a $49 per ounce (19%) decrease in the cash cost of gold sold, in addition to a $24 per ounce (8%) increase in average realization. Production costs were lower in the first quarter of 2000 due to improved recovery and grade of ore milled compared to the same period of 1999.

Net sales from the gas, timber and equipment rebuild businesses amounted to $5.8 million and $2.0 million in the first quarter of 2000 and 1999, respectively. The improvement was primarily due to higher natural gas prices and increased revenues from timber (reflecting the start-up of the hard wood chipmill during the third quarter of 1999) and equipment rebuilds. Operating profit from the gas, timber and equipment rebuild businesses amounted to $1.8 million and $1.4 million in the first quarters of 2000 and 1999, respectively. The increase was mainly due to higher natural gas prices and related royalties.

FOREIGN OPERATIONS

A portion of the Company's financial results is derived from activities in over 100 countries each with a local currency other than the US dollar. Because the financial results of the Company are reported in US dollars, they are affected by changes in the value of the various foreign currencies in relation to the US dollar. Changes in exchange rates may also affect transactions which are denominated in currencies other than the functional currency. The Company periodically enters into such transactions in the course of its business. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency fluctuations may have in any one country on the translated results. The Company, from time to time, uses foreign currency forward contracts to hedge transactional risks associated with foreign currencies. Translation adjustments of net monetary assets and liabilities denominated in the local currency relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period. A subsidiary in Venezuela operates in such a highly inflationary economy.

The Company is also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, political instability, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Company cannot be predicted.

OTHER OPERATING INCOME, NET

Other operating income, net, which is a component of each operating segment's previously discussed operating profit, generally includes the Company's share of net earnings or losses of unconsolidated foreign affiliates, royalty income, gains and losses from foreign currency exchange and from sales of coal operating assets. Other operating income, net for the three months ended March 31, 2000 was $4.0 million compared to $6.1 million in the three months ended March 31, 1999. The higher level of income in 1999 primarily relates to a $2.4 million gain from the settlement of litigation at Coal Operations.

NET INTEREST EXPENSE

Net interest expense in the first quarter of 2000 decreased $0.4 million (5%) over the same period in 1999. This decrease was predominantly due to significantly lower interest rates and borrowings in Venezuela, which more than offset higher average borrowings under the Company's $350.0 million credit facility with a syndicate of banks.

OTHER INCOME/EXPENSE, NET

Other income/expense, net for the three months ended March 31, 2000 increased $2.6 million from the prior year period, primarily reflecting a $1.9 million gain on the sale of an investment held by Coal Operations.

INCOME TAXES

In both the 2000 and 1999 periods presented, the provision for income taxes was less than the statutory federal income tax rate of 35% primarily due to the tax benefits of percentage depletion and lower taxes on foreign income, partially offset by provisions for goodwill amortization and state income taxes.

The difference in the effective tax rate for the periods presented is primarily a result of the change in the Company's reporting entities due to the elimination of the tracking stock capital structure. Under the prior reporting structure, a separate effective tax rate was estimated for each Group and was applied to each Group's year-to-date pretax earnings. The quarterly tax provision reflected in the consolidated financial statements of the Company was a combination of the three Group's tax provisions. This resulted in quarterly (not annual) fluctuations in the consolidated tax rate. However, with the elimination of the tracking stock capital structure, the Company reports its results of operations as one entity and a consolidated effective tax rate is computed. As a result, the effective tax rate is expected to be relatively consistent from quarter to quarter, exclusive of the impact of the potential coal sale or other extraordinary or currently unanticipated items.

                               FINANCIAL CONDITION

CASH FLOW REQUIREMENTS

Net cash provided by operating activities during the first three months of 2000 totaled $47.2 million compared with $60.6 million in the first three months of 1999. This decrease resulted from an increase in the cash required to fund working capital, combined with slightly lower cash earnings. The increase in cash required to fund working capital was primarily due to fluctuations in accounts payable and accrued liabilities.

INVESTING ACTIVITIES

Cash capital expenditures for the first three months of 2000 approximated $58 million, down from approximately $61 million in the comparable period of 1999. Of the cash capital expenditures in 2000, $23.2 million was spent by Brink's, $17.2 million was spent by BHS, $12.0 million was spent by BAX Global, $3.4 million was spent by Coal Operations and $1.9 million was spent by Other Operations. For the full year of 2000, company-wide cash capital expenditures are projected to range between $240 and $255 million. The foregoing amounts exclude expenditures that have been or are expected to be financed through capital leases and any acquisition expenditures. Net cash used by investing activities for the first three months of 2000 included proceeds on the disposal of certain fixed assets of $4.5 million as well as cash proceeds of approximately $2.2 million relating to the sale of a minority interest in an energy trading company held by the Company's Coal Operations.

Heavy maintenance expenditures of $18.0 million increased $5.3 million over the same period of 1999. This increase was primarily due to an increase in the number of planes in maintenance, as well as an overall increase in the costs of heavy maintenance procedures.

FINANCING

The Company intends to fund cash capital expenditures through cash flow from operating activities or through operating leases if the latter are financially attractive. Shortfalls, if any, will be financed through the Company's revolving credit agreements or other borrowing arrangements.

Net cash used by financing activities was $17.8 million for the first quarter of 2000, compared with net cash provided by financing activities of $4.9 million for the same period in 1999. The 1999 levels reflected additional net borrowings used to finance the purchase of the Company's Preferred Stock. The 2000 levels reflected repayments under the facility (described below) as well as repayments of a portion of the debt of Brink's France and Venezuela.

The Company has a $350.0 million credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million. As of March 31, 2000 and December 31, 1999 borrowings of $100.0 million were outstanding under the term loan portion of the Facility and $175.8 million and $185.0 million, respectively, of additional borrowings were outstanding under the remainder of the Facility.

The maturity date of both the term loan and the revolving credit portion of the Facility is May 2001. Therefore, as of May 2000, the borrowings under the Facility will be reclassified from long-term debt to current debt. The Company is considering financing alternatives and expects to be able to obtain sufficient financing to cover its needs.

MARKET RISKS AND HEDGING AND DERIVATIVE ACTIVITIES

The Company has activities in well over 100 countries and a number of different industries. These operations expose the Company to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. In addition, the Company consumes and sells certain commodities in its businesses, exposing it to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by the Company as an integral part of its overall risk management program. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency rate fluctuations may have in any one country on the translated results. The Company's risk management program considers this favorable diversification effect as it measures the Company's exposure to financial markets and as appropriate, seeks to reduce the potentially adverse effects that the volatility of certain markets may have on its operating results. The Company has not had any material change in its market risk exposures since December 31, 1999.

CAPITALIZATION

As previously discussed, prior to January 14, 2000, the Company had three classes of common stock: Brink's Stock, BAX Stock and Minerals Stock, which were designed to provide shareholders with securities reflecting the performance of the Brink's Group, the BAX Group and the Minerals Group, respectively.

On December 6, 1999, the Company announced that its Board of Directors (the "Board") had approved the elimination of the tracking stock capital structure by an exchange of all outstanding shares of Minerals Stock and BAX Stock for shares of Brink's Stock (the "Exchange"). The Exchange took place on January 14, 2000 (the "Exchange Date"), on which date, holders of Minerals Stock received 0.0817 share of Brink's Stock for each share of their Minerals Stock; and holders of BAX Stock received 0.4848 share of Brink's Stock for each share of their BAX Stock based on the shareholder approved formula and calculated as follows:


(PER SHARE PRICES)                  Brink's Stock    BAX Stock    Minerals Stock
------------------------------------------------------------------------------

Ten day average price*                $   18.92      $    7.98       $    1.34
Exchange factor                            1.00           1.15            1.15
------------------------------------------------------------------------------
Fair Market Value, as defined*        $   18.92      $    9.17       $    1.54
Exchange ratio                             N/A          0.4848          0.0817
------------------------------------------------------------------------------

Closing prices:

  December 3, 1999                    $  18.375      $ 10.0625       $   1.125
  December 6, 1999                       21.500        10.1250           1.625
--------------------------------------------------------------------------------

*The "Fair Market Value" of each class of common stock was determined by taking the average closing price of that class of common stock for the 10 trading days beginning 30 business days prior to the first public announcement of the exchange proposal. Since the first public announcement was made on December 6, 1999, the average closing price was calculated during the 10 trading days beginning October 22, 1999 and ending November 4, 1999.

From and after the Exchange Date, Brink's Stock is the only outstanding class of common stock of the Company and continues to trade on the New York Stock
Exchange under the symbol "PZB". Prior to the Exchange Date, Brink's Stock reflected the performance of the Brink's Group only; after the Exchange Date, Brink's Stock reflects the performance of The Pittston Company as a whole. Shares of Brink's Stock after the Exchange are hereinafter referred to as "Pittston Common Stock".

As a result of the Exchange on January 14, 2000, the Company issued 10.9 million shares of Pittston Common Stock, which consists of 9.5 million shares of Pittston Common Stock equal to 100% of the Fair Market Value, as defined, of all BAX Stock and Minerals Stock and 1.4 million shares of Pittston Common Stock equal to the additional 15% of the Fair Market Value of BAX Stock and Minerals Stock exchanged pursuant to the above-described formula. Of the 10.9 million shares issued, 10.2 million shares were issued to holders of BAX Stock and Minerals Stock and 0.7 million shares were issued to The Pittston Company Employee Benefits Trust (the "Trust").

Shares issued to holders of BAX Stock and Minerals Stock (excluding those shares issued to the Trust) were distributed as follows:


                                                      Holders of    Holders of

(IN MILLIONS EXCEPT PER SHARE PRICES)                 BAX Stock   Minerals Stock
--------------------------------------------------------------------------------

Shares outstanding on January 13, 2000                     19.5            9.3

Brink's Stock issued pursuant to the Exchange:

  Based on 100% of Fair Market Value                        8.2            0.7
  Based on 15% of Fair Market Value                         1.2            0.1
------------------------------------------------------------------------------
Total shares issued on January 14, 2000                     9.4            0.8
Brink's Stock closing price per share
 - December 3, 1999                                   $  18.375         18.375
------------------------------------------------------------------------------
Value as of December 3, 1999 of Brink's

  Stock issued pursuant to the Exchange               $   173.5           13.9
------------------------------------------------------------------------------

As set forth in the Company's Articles of Incorporation approved by the shareholders, in the event of a dissolution, liquidation or winding up of the Company, holders of Brink's Stock, BAX Stock and Minerals Stock would have shared on a per share basis, the funds, if any, remaining for distribution to the common shareholders. In the case of Minerals Stock, such percentage had been set, using a nominal number of shares of Minerals Stock of 4.2 million (the "Nominal Shares") in excess of the actual number of shares of Minerals Stock outstanding. The liquidation percentages were subject to adjustment in proportion to the relative change in the total number of shares of Brink's Stock, BAX Stock and Minerals Stock, as the case may be, then outstanding to the total number of shares of all other classes of common stock then outstanding (which totals, in the case of Minerals Stock, shall include the Nominal Shares). As of December 3, 1999, such liquidation percentages would have been approximately 54%, 27% and 19% for holders of Brink's Stock, BAX Stock and Minerals Stock, respectively. Including the additional shares issued pursuant to the Exchange the liquidation percentages for former holders of Brink's Stock, BAX Stock and Minerals Stock, respectively, as of January 14, 2000 would have been approximately 79%, 19% and 2%.

Upon completion of the Exchange on January 14, 2000, there were a total of 49.5 million issued and outstanding shares of Pittston Common Stock for use in the calculation of net income per common share.

Under the share repurchase programs authorized by the Board, the Company purchased shares in the periods presented:


                                                        Quarter Ended March 31
(DOLLARS IN MILLIONS, SHARES IN THOUSANDS)                     2000       1999
------------------------------------------------------------------------------
Brink's Stock:
 Shares                                                           -      100.0
 Cost                                                      $      -        2.5
Convertible Preferred Stock:
 Shares                                                           -       83.9
 Cost                                                      $      -       21.0
Excess carrying amount (a)                                 $      -       19.2
------------------------------------------------------------------------------

(a) The excess of the carrying amount of the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Consolidated Statement of Operations.

On March 15, 1999, the Company purchased 0.08 million shares (or 0.8 million depositary shares) of its Convertible Preferred Stock for $21.0 million. The Convertible Preferred Stock is convertible into Pittston Common Stock and has an annual dividend rate of $31.25 per share. Preferred dividends included on the Company's Consolidated Statement of Operations for the quarter ended March 31, 1999 are net of $19.2 million, which is the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to the holders of the Convertible Preferred Stock.

As of March 31, 2000, the Company had the remaining authority to purchase over time 0.9 million shares of Pittston Common Stock and an additional $7.5 million of its Convertible Preferred Stock. The remaining aggregate purchase cost limitation for all common stock was $22.2 million as of March 31, 2000.

DIVIDENDS

The Board intends to declare and pay dividends, if any, on Pittston Common Stock based on the earnings, financial condition, cash flow and business requirements of the Company.

During the first three months of 2000, the Board declared and the Company paid cash dividends of 2.50 cents per share of Pittston Common Stock. During the first three months of 1999, the Board declared and the Company paid cash dividends of 2.50 cents per share of Brink's Stock, 6.00 cents per share of BAX Stock and 2.50 cents per share of Minerals Stock. Dividends paid on the Convertible Preferred Stock in the first three months of 2000 and 1999 were $0.2 million and $0.9 million, respectively.

FORWARD LOOKING INFORMATION

Certain of the matters discussed herein, including statements regarding metallurgical coal market conditions, production costs, the impact of net cost of marketing, sales and installation initiatives, a BAX Global supplier's bankruptcy status and its impact on operations and financial results, pension expense, issuance of mining permit approvals, projected capital spending, the sale of coal assets, the cost of an employment agreement with a former executive and financing alternatives involve forward looking information which is subject to known and unknown risks, uncertainties, and contingencies which could cause actual results, performance or achievements, to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the Company, include, but are not limited to, overall economic and business conditions, the demand for the Company's products and services, the effective implementation of initiatives related to the net cost of marketing, sales and installation, pricing and other competitive factors in the industry, geological conditions, new government regulations and/or legislative initiatives, variations in costs or expenses, variations in the prices of coal, the timing and ultimate outcome of financing alternatives, the timing and ultimate outcome of selling coal assets, delays in the issuance of mining permits and the ability of counterparties to perform.

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
------      --------------------------------

(a)   Exhibits:

      Exhibit

      NUMBER

      27    Financial Data Schedule.

(b) There were no reports on Form 8-K filed during the first quarter of 2000.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  THE PITTSTON COMPANY



May 15, 2000                              By     /S/ ROBERT T. RITTER
                                          -------------------------------
                                                    Robert T. Ritter
                                                    (Vice President -
                                                Chief Financial Officer)