Form 10-Q
period 2000-06-30
PITTSTON CO
filed 2000-08-08
CIK 78890

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549




                                  FORM 10-Q




           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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



              1801 Bayberry Court, Richmond, Virginia 23226-8100
             ---------------------------------------------------
             (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (804) 289-9600
                                                          --------------







Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No ___

As of August 3, 2000, 51,777,782 shares of $1 par value Pittston Brink's Group Common Stock were outstanding.


                        Part I - Financial Information
                    The Pittston Company and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)

                                                     June 30       December 31
                                                        2000              1999
------------------------------------------------------------------------------
                                                 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                          $  90,841           131,159
Short-term investments                                   186                 -
Accounts receivable (net of estimated
  uncollectible amounts:
  2000 - $37,655; 1999 - $36,238)                    614,601           638,754
Inventories                                           40,276            43,979
Prepaid expenses and other current assets             58,767            37,756
Deferred income taxes                                 51,744            50,255
------------------------------------------------------------------------------
Total current assets                                 856,415           901,903
Property, plant and equipment, (net of accumulated
  depreciation, depletion and amortization:
  2000 - $685,538; 1999 - $649,607)                  930,248           930,476
Intangibles, net of accumulated amortization         297,745           298,501
Deferred pension assets                              115,365           122,476
Deferred income taxes                                 78,928            79,569
Other assets                                         134,540           135,659
------------------------------------------------------------------------------
Total assets                                       $2,413,241        2,468,584
------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                              $  97,338            90,085
Current maturities of long-term debt                 339,442            32,166
Accounts payable                                     270,362           301,194
Accrued liabilities                                  369,257           409,616
------------------------------------------------------------------------------
Total current liabilities                          1,076,399           833,061

Long-term debt, less current maturities               93,877           395,078
Postretirement benefits other than pensions          242,983           240,770
Workers' compensation and other claims                86,651            87,083
Deferred income taxes                                 16,319            16,272
Other liabilities                                    143,859           146,679
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, par value $10 per share:
  Authorized: 2,000 shares $31.25
  Series C Cumulative Convertible Preferred Stock;
  Issued and outstanding: 2000 - 30 shares;
  1999 - 30 shares                                       296               296
Pittston Brink's Group Common Stock, par
  value $1 per share:
  Authorized: 100,000 shares; Issued and outstanding:
  2000 - 51,778 shares;
  1999 - 40,861 shares - (Note 1)                     51,778            40,861
Pittston BAX Group Common Stock, par
  value $1 per share:
  Authorized: 50,000 shares - (Note 1)
  Issued and outstanding: 1999 - 20,825 shares             -            20,825
Pittston Minerals Group Common Stock, par
  value $1 per share:
  Authorized: 20,000 shares - (Note 1)
  Issued and outstanding: 1999 - 10,086 shares             -            10,086
Capital in excess of par value                       345,023           341,011
Retained earnings                                    449,557           443,349
Accumulated other comprehensive income               (69,642)          (56,528)
Employee benefits trust, at market value             (23,859)          (50,259)
------------------------------------------------------------------------------
Total shareholders' equity                           753,153           749,641
------------------------------------------------------------------------------
Total liabilities and shareholders' equity         $2,413,241        2,468,584
------------------------------------------------------------------------------

See accompanying unaudited notes to consolidated financial statements.


                    The Pittston Company and Subsidiaries
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                 (Unaudited)

                            Three Months Ended June 30  Six Months Ended June 30
                                     2000         1999          2000        1999
--------------------------------------------------------------------------------

Net sales                       $  91,832       90,956       188,414     199,709
Operating revenues                941,361      881,328     1,863,849   1,727,461
--------------------------------------------------------------------------------
Net sales and
  operating revenues            1,033,193      972,284     2,052,263   1,927,170

Costs and expenses:
Cost of sales                      98,840       95,972       202,274     211,415
Operating expenses                805,334      732,373     1,584,713   1,445,257
Selling, general and
  administrative expenses         125,168       117,851      243,410     224,955
--------------------------------------------------------------------------------
Total costs and expenses        1,029,342      946,196     2,030,397   1,881,627
Other operating income, net         4,042        3,244         8,002       9,317
--------------------------------------------------------------------------------
Operating profit                    7,893       29,332        29,868      54,860
Interest income                     2,158        1,381         3,526       2,586
Interest expense                  (10,654)      (9,310)      (20,590)    (19,507)
Other income (expense), net        (1,345)          95           924        (275)

Income (loss) before income taxes  (1,948)       21,498        13,728     37,664
Provision (credit) for income taxes  (643)        5,576         4,530      9,082
--------------------------------------------------------------------------------
Net income (loss)                  (1,305)       15,922         9,198     28,582
Preferred stock dividends,
  net (Note 6)                       (231)        (231)         (462)     18,083
--------------------------------------------------------------------------------
Net income (loss) attributed to
  common shares                 $  (1,536)      15,691         8,736      46,665
--------------------------------------------------------------------------------
Net income (loss) per common share:
  Basic                         $   (0.03)         N/A          0.18         N/A
  Diluted                           (0.03)         N/A          0.18         N/A
--------------------------------------------------------------------------------
Pittston Brink's Group (Notes 1 and 2):
Net income per common share:
  Basic                         $     N/A         0.50           N/A        0.93
  Diluted                             N/A         0.50           N/A        0.93
--------------------------------------------------------------------------------
Pittston BAX Group (Notes 1 and 2):
Net income per common share:
  Basic                         $     N/A         0.16           N/A        0.18
  Diluted                             N/A         0.16           N/A        0.18
--------------------------------------------------------------------------------
Pittston Minerals Group (Notes 1 and 2):
Net income (loss) per common share:
  Basic                         $     N/A        (0.79)          N/A        0.78
  Diluted                             N/A        (0.79)          N/A       (1.17)
--------------------------------------------------------------------------------
Pro forma net income per common
  share (Notes 1 and 2):
  Basic                               N/A         0.32           N/A        0.95
  Diluted                             N/A         0.32           N/A        0.58
--------------------------------------------------------------------------------
Comprehensive income            $  (6,422)      16,396        (4,377)     40,966
--------------------------------------------------------------------------------

See accompanying unaudited notes to consolidated financial statements.



                    The Pittston Company and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)

                                                      Six Months Ended June 30
                                                              2000        1999
------------------------------------------------------------------------------

Cash flows from operating activities:
Net income                                               $   9,198      28,582
Adjustments to reconcile net income to
  net cash provided by
  operating activities:
  Depreciation, depletion and amortization                 100,888      87,373
  Provision for aircraft heavy maintenance                  20,164      24,970
  Provision for deferred income taxes                          323          99
  Provision for pensions, noncurrent                         2,235       3,377
  Provision for uncollectible accounts receivable            8,127       7,884
  Minority interest expense                                    929         427
  Equity in earnings of unconsolidated affiliates,
    net of dividends received                               (2,468)     (2,406)
  Gain on disposition of investments                        (1,962)          -
  Other operating, net                                       8,409       6,487
  Change in operating assets and liabilities,
    net of effects of acquisitions and dispositions:
    Decrease in accounts receivable                         21,281      41,389
    (Increase) decrease in inventories                       3,863     (11,299)
    Increase in prepaid expenses and other current assets   (7,923)     (7,604)
    Increase in other assets                                (9,560)     (5,093)
    Decrease in accounts payable and accrued liabilities   (61,350)    (30,928)
    Increase in other liabilities                              636       5,538
    Decrease in workers' compensation and other
    claims, noncurrent                                        (913)     (3,304)
    Other, net                                               2,199         738
------------------------------------------------------------------------------
Net cash provided by operating activities                   94,076     146,230
------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                (105,497)   (124,986)
Aircraft heavy maintenance expenditures                    (33,627)    (31,861)
Acquisitions, net of cash acquired and related
  contingency payments                                      (3,784)       (429)
Proceeds from disposal of property, plant and equipment      2,332       2,383
Proceeds from disposition of investments                     2,275       1,143
Other, net                                                  (4,538)      4,749
------------------------------------------------------------------------------
Net cash used by investing activities                      (142,839)  (149,001)
------------------------------------------------------------------------------
Cash flows from financing activities:
Decrease in short-term borrowings                          (21,228)    (15,873)
Additions to long-term debt                                 80,091      93,350
Reductions of long-term debt                               (48,082)    (52,035)
Repurchase of stock of the Company                               -     (23,494)
Proceeds from exercise of stock options                        482       1,250
Dividends paid                                              (2,818)     (5,316)
------------------------------------------------------------------------------
Net cash provided (used) by financing activities             8,445      (2,118)
------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                  (40,318)     (4,889)
Cash and cash equivalents at beginning of period           131,159      83,894
------------------------------------------------------------------------------
Cash and cash equivalents at end of period               $  90,841      79,005
------------------------------------------------------------------------------

See accompanying unaudited notes to consolidated financial statements.

                    The Pittston Company and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except per share amounts)
                                 (Unaudited)


(1) The Pittston Company (the "Company") has five operating segments - Brink's, Incorporated ("Brink's"), Brink's Home Security, Inc. ("BHS"), BAX Global Inc. ("BAX Global"), Pittston Coal Operations ("Coal Operations") and Other Operations which consists of Pittston Mineral Ventures ("Mineral Ventures") and the Company's timber, gas and equipment rebuild operations (collectively, "Allied Operations"). On December 6, 1999, the Company announced its intention to exit the coal business through the sale of coal mining operations and reserves. Until the Company meets the measurement date criteria under Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", Coal Operations will continue to be reported as an operating segment. Losses may be recorded upon the future disposition of the coal assets, including additional expenses primarily related to certain postretirement medical and multi-employer plans, as well as the net losses expected to occur from the measurement date to the closing date of the sale.

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



      (Per share prices)            Brink's Stock    BAX Stock    Minerals Stock
      --------------------------------------------------------------------------

      Closing prices:
        December 3, 1999              $ 18.375       $ 10.0625       $   1.125
        December 6, 1999                21.500         10.1250           1.625
      --------------------------------------------------------------------------

      The "fair market value" of each class of common stock was determined by taking the average closing price of that class of common stock for the 10 trading days beginning 30 business days prior to the first public announcement of the exchange proposal. Since the first public announcement was made on December 6, 1999, the average closing price was calculated during the 10 trading days beginning October 22, 1999 and ending November 4, 1999.

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

      Upon completion of the Exchange on January 14, 2000, there were 49,484 issued and outstanding shares of Pittston Common Stock for use in the calculation of net income per common share.

(2) The following are reconciliations between the calculations of basic and diluted net income (loss) per share for the three and six months ended June 30, 2000 and the pro forma basic and diluted net income per share for the three and six months ended June 30, 1999.


                            Three Months Ended June 30  Six Months Ended June 30
                                      2000        1999           2000       1999
      The Company                          (Pro forma)               (Pro forma)
      --------------------------------------------------------------------------
      Numerator:
      Net income (loss) - Basic    $(1,305)     15,922          9,198     28,582
      Convertible Preferred Stock
        dividends, net                (231)       (231)          (462)    18,083
      --------------------------------------------------------------------------
      Basic net income (loss) per
        share numerator             (1,536)     15,691          8,736     46,665
      Effect of dilutive securities:
        Convertible Preferred Stock
        dividends, net                   -           -              -    (18,083)
      --------------------------------------------------------------------------
      Diluted net income (loss) per
        share numerator            $(1,536)     15,691          8,736     28,582

      Denominator:
      Basic weighted average common shares
        outstanding                   49,971    48,991         49,789     48,912
      Effect of dilutive securities:
        Stock options                    -         215             29        212
        Assumed conversion of Convertible
        Preferred Stock                  -           -              -         81
      --------------------------------------------------------------------------
      Diluted weighted average
        common shares outstanding   49,971      49,206         49,818     49,205
      --------------------------------------------------------------------------


      Options to purchase 3,051 shares of Pittston Common Stock, at prices between $9.82 and $315.06 per share were outstanding during the three months ended June 30, 2000, but were not included in the computation of diluted net loss per share because the effect of all options would be antidilutive. Options to purchase 2,854 shares of Pittston Common Stock, at prices between $17.00 and $315.06 per share were outstanding during the six months ended June 30, 2000, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be antidilutive. The conversion of the Series C Cumulative Preferred Stock (the "Convertible Preferred Stock") to 38 shares of Pittston Common Stock has been excluded in the computation of diluted net income (loss) per share for the three and six months ended June 30, 2000 because the effect of the assumed conversion would be antidilutive.

      For purposes of calculating the June 30, 1999 pro forma basic weighted average common shares outstanding and the basic weighted average common shares outstanding for the period from January 1, 2000 to January 13, 2000, the Company's basic weighted average common shares outstanding for BAX Stock and Minerals Stock were converted into shares of Pittston Common Stock by multiplying such average shares outstanding by the respective  exchange  ratios  referred  to in  Note 1.  Included  in the
      Company's 1999 pro forma diluted weighted average common shares outstanding and 2000 diluted weighted average common shares outstanding are converted weighted average stock options and converted weighted average Convertible Preferred Stock to the extent that such conversions are dilutive. Pro forma converted weighted options for 1999 and equivalent Pittston Common Stock options outstanding, on BAX Stock and Minerals Stock, from January 1, 2000 to January 13, 2000 are calculated by multiplying those weighted average options having an exercise price less than the average fair market value for Brink's Stock, BAX Stock and Minerals Stock by the respective exchange ratios. Converted weighted average Convertible Preferred Stock is calculated by multiplying the weighted average Convertible Preferred Stock by the Minerals exchange ratio referred to in Note 1.

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

      Pro forma options to purchase 1,734 shares of Pittston Common Stock, at prices between $19.46 and $315.06 per share and pro forma options to purchase 1,832 shares of Pittston Common Stock, at prices between $19.41 and $315.06 per share were outstanding during the three and six months ended June 30, 1999, respectively, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

      The shares of Pittston Common Stock held in the Trust are subject to the treasury stock method and effectively are not included in the basic and diluted net income (loss) per share calculations. As of June 30, 2000 and 1999, 1,689 and 2,618 pro forma shares, respectively, of Pittston Common Stock remained in the Trust.

      The following are reconciliations between the Group calculations of basic and diluted net income (loss) per share by Group:

                                              Three Months Ended June 30, 1999
                                              Brink's         BAX     Minerals
                                                Group       Group        Group
      -------------------------------------------------------------------------

      Numerator:
      Net income (loss)                     $  19,605       3,051       (6,734)
      Convertible Preferred Stock
        dividends, net                              -           -         (231)
      -------------------------------------------------------------------------
      Basic net income (loss) per
        share numerator                        19,605       3,051       (6,965)
      Effect of dilutive securities:
        Convertible Preferred Stock
        dividends, net                              -           -            -
      -------------------------------------------------------------------------
      Diluted net income (loss) per
        share numerator                     $  19,605       3,051       (6,965)
      Denominator:
      Basic weighted average common
        shares outstanding                     38,974      19,183        8,770
      Effect of dilutive securities:
        Stock options                             197          38            -
        Assumed conversion of the Convertible
         Preferred Stock                            -           -            -
      -------------------------------------------------------------------------
      Diluted weighted average common
        shares outstanding                     39,171      19,221        8,770
      -------------------------------------------------------------------------



                                                Six Months Ended June 30, 1999
                                              Brink's         BAX     Minerals
                                                Group       Group        Group
      -------------------------------------------------------------------------
      Numerator:
      Net income (loss)                     $  36,403       3,472      (11,293)
      Convertible Preferred Stock
        dividends, net                              -           -       18,083
      -------------------------------------------------------------------------
      Basic net income per share numerator     36,403       3,472        6,790
      Effect of dilutive securities:
        Convertible Preferred Stock
        dividends, net                              -           -      (18,083)
      -------------------------------------------------------------------------
      Diluted net income (loss) per
        share numerator                     $  36,403       3,472      (11,293)
      Denominator:
      Basic weighted average common
        shares outstanding                     38,939      19,110        8,671
      Effect of dilutive securities:
        Stock options                             200          25            -
        Assumed conversion of the Convertible
         Preferred Stock                            -           -          992
      -------------------------------------------------------------------------
      Diluted weighted average common
        shares outstanding                     39,139      19,135        9,663
      -------------------------------------------------------------------------


      Options to purchase 765 and 784 shares of Brink's Stock, at prices between $27.25 and $39.56 per share were outstanding during the three and six months ended June 30, 1999, respectively, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

      Options to purchase 1,903 shares of BAX Stock, at prices between $10.31 and $27.91 per share and options to purchase 2,044 shares of BAX Stock, at prices between $9.41 and $27.91 per share, were outstanding during the three and six months ended June 30, 1999, respectively, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares, and therefore the effect would be antidilutive.

      Options to purchase 558 shares of Minerals Stock, at prices between $1.59 and $25.74 per share, were outstanding during the three months ended June 30, 1999 but were not included in the computation of diluted net loss per share because the effect of all options would be antidilutive. Options to purchase 698 shares of Minerals Stock, at prices between $1.81 and $25.74 per share, were outstanding during the six months ended June 30, 1999, but were not included in the computation of diluted net loss per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

      The conversion of the Convertible Preferred Stock to 460 shares of Minerals Stock has been excluded in the computation of diluted net loss per share in the three months ended June 30, 1999 because the effect of the assumed conversion would be antidilutive.

      The shares of Brink's Stock, BAX Stock and Minerals Stock held in the Trust are subject to the treasury stock method and effectively are not included in the basic and diluted net income (loss) per share calculations. As of June 30, 1999, 1,818 shares of Brink's Stock, 1,592 shares of BAX Stock and 335 shares of Minerals Stock remained in the Trust.

(3) Depreciation, depletion and amortization of property, plant and equipment totaled $47,883 and $92,227 in the second quarter and first six months of 2000, respectively, compared to $38,628 and $75,565 in the second quarter and first six months of 1999, respectively.

(4) Cash payments made for interest and income taxes, net of refunds received, were as follows:


                           Three Months Ended June 30 Six Months Ended June 30
                                     2000        1999         2000        1999
      --------------------------------------------------------------------------
      Interest                $    10,482       9,106       22,478      19,366
      --------------------------------------------------------------------------
      Income taxes            $     8,410      17,782       18,802      22,431
      --------------------------------------------------------------------------

(5) The cumulative impact of foreign currency translation deducted from shareholders' equity was $68,840 and $59,623 at June 30, 2000 and December 31, 1999, respectively. The cumulative impact of cash flow hedges deducted and added to shareholders' equity was ($1,334) and $2,540 at June 30, 2000 and December 31, 1999, respectively.

(6) Under the share repurchase programs authorized by the Board, the Company purchased shares in the periods presented as follows:


                           Three Months Ended June 30 Six Months Ended June 30
      (In thousands)                 2000        1999         2000        1999
      --------------------------------------------------------------------------
      Pittston Common Stock:
        Shares                          -         N/A            -         N/A
        Cost                    $       -         N/A            -         N/A
      Brink's Stock:
        Shares                        N/A           -          N/A       100.0
        Cost                    $     N/A           -          N/A       2,514
      Convertible Preferred Stock:
        Shares                          -           -            -        83.9
        Cost                    $       -           -            -      20,980
      Excess carrying amount (a)$       -           -            -      19,201
      --------------------------------------------------------------------------


      (a) The excess of the carrying amount of the Convertible Preferred Stock over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Consolidated Statement of Operations.


      On March 15, 1999, the Company purchased 83.9 shares (or 839 depositary shares) of its Convertible Preferred Stock for $20,980. The Convertible Preferred Stock is convertible into Pittston Common Stock and has an annual dividend rate of $31.25 per share. Preferred dividends included on the Company's Consolidated Statement of Operations for the six months ended June 30, 1999 are net of the $19,201, which is the excess of the carrying amount over the cash paid to the holders of the Convertible Preferred Stock.

      At June 30, 2000, the Company had the remaining authority to purchase over time 900 shares of Pittston Common Stock and an additional $7,556 of its Convertible Preferred Stock. The remaining aggregate purchase cost limitation for all common stock was $22,184 at June 30, 2000.

                    The Pittston Company and Subsidiaries
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                           AND FINANCIAL CONDITION


The following discussion is a summary of the key factors management considers necessary or useful in reviewing the Company's results of operations, liquidity and capital resources.


                            RESULTS OF OPERATIONS

                            Three Months Ended June 30Six Months Ended June 30
(In thousands)                        2000        1999        2000        1999
------------------------------------------------------------------------------
Net sales and operating revenues:
Business and security services:
  Brink's                       $  364,463     334,586     718,159     665,349
  BHS                               60,453      57,016     120,205     112,137
  BAX Global                       516,445     489,726   1,025,485     949,975
------------------------------------------------------------------------------
Total business and
  security services                941,361     881,328   1,863,849   1,727,461
------------------------------------------------------------------------------
Natural resources:
  Coal Operations                   82,117      85,612     168,379     189,123
  Other Operations                   9,715       5,344      20,035      10,586
------------------------------------------------------------------------------
Total natural resources             91,832      90,956     188,414     199,709
------------------------------------------------------------------------------
Net sales and operating
  revenues                   $   1,033,193     972,284   2,052,263   1,927,170
------------------------------------------------------------------------------

Operating profit (loss):
Business and security services:
  Brink's                       $   21,548      22,517      45,503      42,500
  BHS                               15,003      14,333      29,869      28,337
  BAX Global                       (13,539)      8,747     (16,407)     13,188
------------------------------------------------------------------------------
Total business and
  security services                 23,012      45,597      58,965      84,025
------------------------------------------------------------------------------
Natural resources:
  Coal Operations                  (10,812)    (10,638)    (22,151)    (19,031)
  Other Operations                   1,285          66       3,728         685
------------------------------------------------------------------------------
Total natural resources             (9,527)    (10,572)    (18,423)    (18,346)
------------------------------------------------------------------------------
Segment operating profit            13,485      35,025      40,542      65,679
General corporate expense           (5,592)     (5,693)    (10,674)    (10,819)
------------------------------------------------------------------------------
Operating profit                $    7,893      29,332      29,868      54,860
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

On December 6, 1999, the Company announced its intention to exit the coal business through the sale of coal mining operations and reserves. Until the Company meets the measurement date criteria under Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", Coal Operations will continue to be reported as an operating segment. Losses may be recorded upon the future disposition of the coal assets, including additional expenses primarily related to certain postretirement medical and multi-employer plans, as well as the net losses expected to occur from the measurement date to the closing date of the sale. The process of finding a buyer for the coal assets is continuing and remains on schedule for year-end.

In the second quarter of 2000, the Company reported a net loss of $1.3 million compared with net income of $15.9 million in the second quarter of 1999. Operating profit totaled $7.9 million in the 2000 second quarter compared with $29.3 million in prior year's second quarter. Lower operating results at BAX Global ($22.3 million), Brink's ($1.0 million) and Coal Operations ($0.2 million) were partially offset by increases in operating results at Other Operations ($1.2 million) and BHS ($0.7 million). Corporate expenses in the second quarter of 2000 remained relatively unchanged as compared to the second quarter of 1999. See further discussion of operating segments' financial results below.

In the first six months of 2000, the Company reported net income of $9.2 million compared with $28.6 million in the first six months of 1999. Operating profit totaled $29.9 million in the first six months of 2000 compared with $54.9 million in the prior year's comparable period. Lower operating results at BAX Global ($29.6 million) and Coal Operations ($3.1 million) were partially offset by increases in operating profit for Other Operations ($3.0 million), Brink's ($3.0 million) and BHS ($1.5 million). Corporate expenses for the first six months of 2000 and 1999 remained relatively unchanged. See further discussion of operating segments' financial results below.

Preferred dividends included on the Company's Statement of Operations for the six months ended June 30, 1999 were net of $19.2 million, which was the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to the holders of the Convertible Preferred Stock for repurchases made during the period.

BRINK'S
The following is a table of selected financial data for Brink's on a comparative basis:


                            Three Months Ended June 30  Six Months Ended June 30
(In thousands)                        2000        1999          2000        1999
--------------------------------------------------------------------------------
Operating revenues:
  North America (a)             $  159,078      142,286      314,675     279,724
  International                    205,385      192,300      403,484     385,625
--------------------------------------------------------------------------------
Total operating revenues        $  364,463      334,586      718,159     665,349
--------------------------------------------------------------------------------
Operating profit:
  North America (a)             $   13,559       12,106       25,043      20,049
  International                      7,989       10,411       20,460      22,451
--------------------------------------------------------------------------------
Total segment profit            $   21,548       22,517       45,503      42,500
--------------------------------------------------------------------------------
Depreciation and amortization   $   15,714       12,937       30,611      25,258
Cash capital expenditures           14,060       25,275       37,266      43,915
--------------------------------------------------------------------------------

(a) Does not include Latin America, which is classified with International operations.

Brink's worldwide consolidated revenues totaled $364.5 million in the second quarter of 2000, a 9% increase over second quarter 1999 revenues of $334.6 million. Brink's operating profit of $21.5 million in the second quarter of 2000 represented a 4% decrease from the $22.5 million reported in the prior year's quarter.

The increase in Brink's revenues was attributable to both North American and International operations. Increased revenues in North America primarily related to new business from armored car operations and currency and coin processing services. International revenue increases were primarily attributable to European operations. During the second quarter of 2000, Brink's French affiliate accelerated its reporting by one month to current month reporting, which increased revenue by approximately $22 million; this was more than offset by the effects of an industry-wide strike in France in May (estimated at approximately $8 million) and foreign translation effects (primarily the impact of the US dollar versus the Euro) on reported revenues (approximately $16 million).

Brink's operating profit decreased $1.0 million in the second quarter of 2000 versus the same quarter of 1999. The increase in North American operating profit over the prior year's $1.4 million was more than offset by the decrease from International operations ($2.4 million). Higher North American operating profits were largely the result of new business and improved profitability of armored car operations, which includes ATM services, and, to a lesser extent, improved results in currency and coin processing services. International operations were impacted by lower operating profit in Europe and Latin America for the second quarter of 2000, partially offset by improved results in Asia/Pacific which were primarily due to a decrease in the losses in Australia. Latin America reported lower operating profits primarily due to weaker business conditions in Venezuela and Chile, which outweighed improvements in operating performance in Argentina. Operating profit in Europe was negatively impacted by a two week nationwide strike of security personnel in France, which reduced operating profit by an estimated amount of approximately $5 million. This decrease was partially offset by the acceleration of reporting in France by one month to the current month reporting, which added approximately $2 million to operating profit in the second quarter of 2000. The industry-wide strike in France, which ended in May 2000, is not expected to have a material negative impact on ongoing operations.

Brink's worldwide consolidated revenues totaled $718.2 million in the first six months of 2000, a $52.8 million (8%) increase over the same period of 1999. Brink's operating profit of $45.5 million in the first six months of 2000 represented a 7% increase over the $42.5 million reported in the prior year period.

The increase in Brink's revenues for the first six months of 2000 compared to the same period of 1999 was attributable to both North American and International operations. Increased revenues in North America primarily related to growth in armored car operations and new business. International revenue increases were attributable to operations in Latin America, Asia/Pacific and Europe. As noted above, International revenues were negatively impacted by the strong US dollar (approximately $31 million) and the strike in France partially offset by the additional revenues from the acceleration by one month of the reporting by France.

The Brink's operating profit increase of $3.0 million in the first six months of 2000 compared to the same period of 1999 was primarily attributable to operations in North America. Higher North American operating profits were largely the result of improved profitability of armored car operations and to a lesser extent, improved results in currency and coin processing services. International operating profits reflect improvements in the Asia/Pacific region primarily due to a decrease in the losses in Australia. Latin America reported lower operating profits primarily due to weaker business conditions in Venezuela, which outweighed improvements in operating performance in Brazil and Argentina. Operating profit in Europe was negatively impacted by the previously mentioned two week nationwide strike of security personnel in France during the second quarter, which reduced operating profit by an estimated amount of approximately $5 million. This reduction was partially offset by the acceleration of reporting in France discussed above, which added approximately $2 million to operating profit for the first six months of 2000.

BRINK'S HOME SECURITY
The following is a table of selected financial data for BHS on a comparative basis:


                            Three Months Ended June 30  Six Months Ended June 30
(Dollars in thousands)                2000        1999          2000        1999
--------------------------------------------------------------------------------
Operating profit:
Monitoring and service           $  21,058       19,429       41,687      38,442
Net marketing, sales
  and installation                  (6,055)      (5,096)    (11,818)     (10,105)
--------------------------------------------------------------------------------
Total segment profit             $  15,003       14,333       29,869      28,337
--------------------------------------------------------------------------------
Monthly recurring revenues (a)                                17,495      16,111
--------------------------------------------------------------------------------
Annualized disconnect rate, net       8.2%          8.0%        7.9%        8.0%
--------------------------------------------------------------------------------
Number of subscribers:
  Beginning of period              652,578      600,643      643,277     585,565
  Installations                     20,713       25,824       42,255      52,675
  Disconnects, net                 (13,412)     (12,087)     (25,653)    (23,860)
------------------------------------------------------------------------------
End of period                      659,879      614,380      659,879     614,380
------------------------------------------------------------------------------
Depreciation and amortization    $  14,051       12,736       27,289      24,695
Cash capital expenditures           18,221       19,927       35,400      39,238
--------------------------------------------------------------------------------


(a)Monthly recurring revenues are calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for monitoring, maintenance and related services.


Revenues for BHS increased by $3.4 million (6%) to $60.5 million in the second quarter of 2000 compared to the same period of 1999. In the first six months of 2000, revenues for BHS increased $8.1 million (7%) to $120.2 million compared to the first six months of 1999. This increase in revenues for the three and six month periods was due to higher ongoing monitoring and service revenues, reflecting a 7% increase in the subscriber base as well as slightly higher average monitoring fees. As a result of such growth, monthly recurring revenues at June 30, 2000 of $17.5 million grew 9% versus June 30, 1999.

Operating profit in the second quarter and first six months of 2000 increased $0.7 million (5%) and $1.5 million (5%), respectively, compared to the same periods of 1999. Operating profit was favorably impacted by increases generated from monitoring and service activities of $1.6 million (8%) and $3.2 million (8%) for the second quarter and first six months of 2000, respectively, as compared to the prior year periods. These improvements were due primarily to the growth in the subscriber base combined with slightly higher average monitoring fees partially offset by an increase in depreciation expense, which includes the write-off of capitalized subscriber installation costs related to disconnects. Growth in overall operating profit was negatively affected by an increase in the net cost of marketing, sales and installation related to gaining new subscribers, which increased $1.0 million and $1.7 million during the second quarter and first six months of 2000, respectively, as compared to the same periods of 1999. This increase in net cost was primarily due to an increase in costs (including some start-up expenses) of newer channels of distribution (including dealer and new construction programs) as BHS moves to expand its methods of acquiring new customers. These costs were partially offset by the impact of fewer system installations and higher average connection fees. Net cost of marketing, sales and installation activities on a per install and overall basis during 2000 may continue to be impacted by the growth in new distribution channels and several initiatives implemented in the fourth quarter of 1999, including increasing the connection fee per installation and a tightening of the company's credit policy.

BAX GLOBAL
The following is a table of selected financial data for BAX Global on a comparative basis:


                            Three Months Ended June 30  Six Months Ended June 30
(In thousands)                        2000        1999          2000        1999
--------------------------------------------------------------------------------
Operating revenues:
  Americas (a)                  $  308,369      292,634      618,828     570,886
  International                    221,816      209,748      434,221     405,410
  Eliminations/other               (13,740)     (12,656)     (27,564)    (26,321)
--------------------------------------------------------------------------------
Total operating revenues        $  516,445      489,726    1,025,485     949,975
--------------------------------------------------------------------------------
Operating profit (loss):
  Americas (b)                  $  (11,476)      12,292      (12,238)     20,647
  International (b)                  8,884        7,606       16,260      14,064
  Other (b)                        (10,947)     (11,151)     (20,429)    (21,523)
--------------------------------------------------------------------------------
Total segment profit (loss)     $  (13,539)       8,747      (16,407)     13,188
--------------------------------------------------------------------------------
Depreciation and amortization   $   14,905        9,695       28,478      19,286
Cash capital expenditures           13,589       16,822       25,564      33,065
--------------------------------------------------------------------------------
Worldwide expedited freight services:
  Revenues                      $  421,133      406,917      837,283     794,671
  Weight (million pounds)              441          425          873         839
--------------------------------------------------------------------------------


(a) Includes Intra-US revenue of $150.5 and $149.9 million for the quarters ended June 30, 2000 and 1999, respectively and $306.7 and $293.5 for the six months ended June 30, 2000 and 1999, respectively.
(b) Expenses associated with major information technology projects and certain overhead costs have been reallocated in 1999 from Other to the Americas and International, respectively.


Worldwide revenues for the 2000 second quarter increased 5% over the 1999 second quarter to $516.4 million. The operating loss in the second quarter of 2000 was $13.5 million, compared to a profit of $8.7 million in the second quarter of 1999.

Operating revenues in the second quarter of 2000 increased $26.7 million compared to the same period of 1999, due to increases in both Americas and International revenues. The International revenue increase of $12.1 million
(6%) reflects continued growth in the Pacific region from increased supply chain management and transportation services in the high technology industry. Americas revenues increased $15.7 million (5%) primarily due to increases in export volumes. Domestic expedited revenues remained relatively flat as improved yields (largely a result of fuel surcharges) offset a decline in volumes.

Operating results for the second quarter of 2000 declined $22.3 million compared to the same period of 1999, reflecting significantly lower performance in the Americas region partially offset by improved international results. The operating loss in the Americas region was primarily the result of higher service costs for its fleet of aircraft, softer than expected demand, higher costs of infrastructure put in place to deliver consistent year-round service and increases in fuel costs (for both air and ground transportation) which were not covered in their entirety by hedging activities and fuel surcharges which were implemented in the first half of 2000. Operating results in the Americas were also impacted by higher depreciation and amortization expense, reflecting the depreciation associated with higher expenditures on aircraft-related modifications in 1999 and information systems placed in service in late 1999. International operating profits increased primarily due to continued growth in supply chain management and transportation services in the Pacific region. Other operating results for the second quarter of 2000 include costs of approximately $1.3 million associated with an employment agreement with a former executive.

BAX Global is currently pursuing actions to reduce overall operating costs in the Americas region in order to bring such costs in line with volume requirements while still maintaining appropriate levels of customer service. Since March 31, 2000, as part of a realignment of the fleet, five planes have been removed from a total of forty-three planes committed to North American operations. Decisions to be made by management as a result of this process could affect future earnings and the carrying value of BAX Global's assets. It is not currently possible to estimate the potential outcome of these decisions or their impact, if any, on the financial position and/or results of operations of the Company.

A supplier, which formerly provided the majority of BAX Global's 727 lift capacity and which also operates controlled lift for the freight forwarding community, filed for Chapter 11 bankruptcy protection in early May of 2000. Since that time, BAX Global has lessened its dependency on this supplier, through a negotiated reduction in lift capacity, which resulted in a decrease in total cost but an increase in the unit cost of its existing lift commitment with this supplier.

Worldwide revenues for the first six months of 2000 increased 8% over the same period of 1999 to $1.0 billion. The operating loss in the first six months of 2000 was $16.4 million, compared to a profit of $13.2 million in the first six months of 1999.

Operating revenues in the first six months of 2000 increased as a result of increases in both International and Americas revenues. The increase in International revenues of $28.8 million (7%) was primarily due to continued growth in the Pacific region from increased supply chain management and transportation services in the high technology industry. Americas revenues increased $47.9 million (8%) primarily as a result of increased export volumes. Domestic and international fuel surcharges in the first quarter of 2000 resulted in a small increase in yields.

Operating results for the first six months of 2000 declined $29.6 million compared to the same period of 1999, reflecting significantly lower performance in the Americas region partially offset by improved International results. The operating loss in the Americas was primarily the result of higher service costs for its fleet of aircraft, softer than expected demand, higher costs of infrastructure put in place to deliver consistent year-round service and increases in fuel costs which were not covered in their entirety by fuel surcharges and hedging activities. Operating results in the Americas were also impacted by higher depreciation and amortization expense, reflecting the depreciation associated with higher aircraft-related expenditures in 1999 and information systems placed in service in late 1999 partially offset by improved performance in working capital. International profits increased primarily due to continued growth in supply chain management and transportation services in the Pacific region. In the first six months of 1999, the International results included a benefit of approximately $1.3 million from the reversal of excess incentive accruals. In addition, Other operating results for the first six months of 2000 include expenses of approximately $1.3 million associated with an employment agreement with a former executive.

COAL OPERATIONS
The following is a table of selected financial data for Coal Operations on a comparative basis:


                            Three Months Ended June 30  Six Months Ended June 30
(In thousands)                        2000        1999          2000        1999
--------------------------------------------------------------------------------
Coal margin                       $   (364)       5,585          141      10,409
Other operating income               1,087          623        2,079       3,280
--------------------------------------------------------------------------------
Margin and other income                723        6,208        2,220      13,689
--------------------------------------------------------------------------------
Idle equipment and closed mines        684        2,259        1,407       4,080
Inactive employee costs              7,239        8,450       15,595      18,293
Selling, general and
  administrative (a)                 3,612        6,137        7,369      10,347
--------------------------------------------------------------------------------
Total other costs and expenses (a)  11,535       16,846       24,371      32,720
--------------------------------------------------------------------------------
Total segment loss (a)            $(10,812)     (10,638)   (22,151)    (19,031)
--------------------------------------------------------------------------------
Depreciation and amortization     $  5,409        7,729     11,771      15,448
Cash capital expenditures            2,804        3,030      6,187       6,526
--------------------------------------------------------------------------------
Coal sales (tons):
  Metallurgical                        969          957      1,973       2,493
  Steam                              1,853        1,985      3,734       3,911
--------------------------------------------------------------------------------
Total coal sales                     2,822        2,942      5,707       6,404
--------------------------------------------------------------------------------
Production/purchased (tons):
  Production                         2,413        2,700      4,896       5,409
  Purchased                            341          665        648       1,444
--------------------------------------------------------------------------------
Total                                2,754        3,365      5,544       6,853
--------------------------------------------------------------------------------
Coal margin per ton               $  (0.13)         1.90      0.02        1.62
--------------------------------------------------------------------------------


(a) Prior year selling, general and administrative costs included in operating profit for Coal Operations and Other Operations have been reclassified to conform to the current year's segment presentation.

Net sales for the second quarter of 2000 were $82.1 million, a decrease of 4% from the 1999 second quarter. Operating loss was $10.8 million in the current year quarter compared to $10.6 million in the prior year quarter.

Coal Operations' net sales for the second quarter of 2000 decreased over the prior year's quarter largely as a result of reduced sales volume which declined slightly by 0.1 million tons from the 2.9 million tons sold in the second quarter of 1999. Metallurgical sales volumes were essentially flat as increases in domestic metallurgical coal sales volume were partially offset by a decline in export metallurgical coal sales volume reflecting the continued softness in the export market. Steam coal sales in the second quarter of 2000 decreased by 0.1 million tons (7%) to 1.9 million tons.

The operating loss in the second quarter of 2000 compared to the same period in 1999 reflects a $5.9 million decline in total coal margin offset by a $0.5 million increase in other operating income and decreases in idle and closed mine costs ($1.6 million), inactive employee costs ($1.2 million) and selling, general and administrative costs ($2.5 million). The reduction in selling, general and administrative costs is primarily due to a bad debt provision recorded in 1999 related to the bankruptcy of a significant user of Coal Operations' metallurgical coal. Operating results in the second quarter of 2000 benefited from lower pension and postretirement benefit expenses as well as lower amortization expense primarily the result of an impairment charge recorded in the fourth quarter of 1999.

The decline in total coal margin for the second quarter of 2000 of $2.03 per ton compared to the same period of 1999 is primarily attributable to higher production costs. Virginia metallurgical and steam margins were negatively impacted by higher production costs due to temporary adverse mining conditions at some of the Company's mines, as well as increased workers' compensation costs related to accidents during the quarter. Metallurgical margins were also impacted by continued softness in export markets. West Virginia steam margins were negatively impacted by higher production costs resulting from the "mountaintop removal" controversy discussed below.

Idle equipment and closed mine costs decreased $1.6 million in the 2000 second quarter from the comparable 1999 quarter primarily due to the idlement of the Meadow River mine in West Virginia in early 1999. This mine was subsequently closed during the fourth quarter of 1999. Inactive employee costs, which represent long-term employee liabilities for pension and retiree medical costs for inactive employees, decreased 14% over the prior year's quarter as a result of lower premiums related to the Coal Industry Retiree Benefit Act of 1992 and lower pension expense. Full year pension expense for 2000 is expected to be lower than 1999 primarily due to favorable demographic changes and an increase in the discount rate from 7.0% to 7.5%.

Coal Operations net sales for the first six months of 2000 decreased over the prior year largely due to reduced sales volume which declined 0.7 million tons from the 6.4 million tons sold in the first six months of 1999. Through June 30, 2000, metallurgical coal sales volume decreased 21% or 0.5 million tons as compared to the first half of 1999. This volume decrease represented an increase in domestic metallurgical coal sales which was more than offset by a decrease in export metallurgical coal sales due to continued softness in export markets. Steam coal sales in the first six months of 2000 decreased by
0.2 million tons (5%) to 3.7 million tons.

Coal Operations generated an operating loss of $22.2 million in the first six months of 2000 as compared to $19.0 million for the same period of 1999. This decrease in results reflects a $10.3 million decline in total coal margin and a $1.2 million decline in other operating income (as 1999 included a benefit of $2.5 million from the settlement of litigation), partially offset by decreases in idle and closed mine costs ($2.7 million), inactive employee costs ($2.7 million) and selling, general and administrative costs ($3.0 million). As noted above, operating results benefited from lower pension and postretirement benefit expenses as well as lower amortization expense in the first six months of 2000.

Total coal margin declined by $1.60 per ton for the first six months of 2000 compared to the same period of 1999. Virginia margins were negatively impacted by higher production costs due to temporary adverse mining conditions at some of the Company's mines as well as continued softness in export markets. West Virginia steam margins were negatively impacted by higher production costs resulting from the "mountaintop removal" controversy discussed below.

Idle equipment and closed mine costs decreased $2.7 million in the first six months of 2000 from the comparable 1999 period primarily due to the idlement of the Meadow River mine in West Virginia in early 1999. This mine was subsequently closed during the fourth quarter of 1999. Of the $3.3 million liability recorded in the fourth quarter of 1999 for other closure costs of the Meadow River mine, approximately $1.6 million has been paid as of June 30, 2000. It is anticipated that substantially all of the remaining liability will be paid by the end of 2000. Inactive employee costs, which represent long-term employee liabilities for pension and retiree medical costs for inactive employees, decreased 15% over the same period last year as a result of slightly lower premiums related to the Coal Industry Retiree Benefit Act of 1992, lower medical benefit expense for workers on temporary lay-off primarily related to the first quarter 1999 idlement of Meadow River mine and lower pension expense.

A controversy related to a method of mining called "mountaintop removal" that began in mid-1998 in West Virginia involving an unrelated party resulted in a suspension in the issuance of several mining permits for a portion of 1999. Although the suspension has been lifted, there has been a delay in the timely issuance to Vandalia Resources, Inc. ("Vandalia"), a wholly-owned subsidiary of Pittston Coal, of several mine permits necessary for its uninterrupted mining. Vandalia is actively pursuing the issuance of these permits, but when, or if, these permits will be issued is currently unknown. During the first six months of 2000, the delay in obtaining these permits did not result in a significant number of jobs lost but did impact production efficiencies and costs by requiring mining in less productive areas. Failure to obtain approval of these permits will ultimately result in the depletion of permitted reserves. Such depletion would force the cessation of mining and the corresponding loss of jobs. Vandalia and other affected parties in West Virginia are currently exploring all legal and legislative remedies that may be available to resolve this matter.

Coal Operations continues cash funding for charges recorded in prior years for facility closure costs recorded as restructuring and other charges in the Statement of Operations. The following table analyzes the changes in liabilities during the first six months of 2000 for such costs:

                                                          Employee
                                                Mine  Termination,
                                                 and       Medical
                                               Plant           and
                                             Closure     Severance
(In thousands)                                 Costs         Costs       Total
------------------------------------------------------------------------------
Balance as of December 31, 1999           $    6,596        13,622      20,218
Payments                                         548           815       1,363
------------------------------------------------------------------------------
Balance as of June 30, 2000               $    6,048        12,807      18,855
------------------------------------------------------------------------------

OTHER OPERATIONS
The following is a table of selected financial data for Other Operations on a comparative basis:

                            Three Months Ended June 30  Six Months Ended June 30
(In thousands)                        2000        1999          2000        1999
--------------------------------------------------------------------------------
Net sales:
  Mineral Ventures                $  3,857        3,459        8,417       6,664
  Allied Operations (a)              5,858        1,885       11,618       3,922
--------------------------------------------------------------------------------
Total net sales                   $  9,715        5,344       20,035      10,586
--------------------------------------------------------------------------------
Operating profit (loss):
  Mineral Ventures                $   (485)      (1,238)         178      (2,028)
  Allied Operations (a) (b)          1,770        1,304        3,550       2,713
--------------------------------------------------------------------------------
Total segment profit              $  1,285           66        3,728         685
--------------------------------------------------------------------------------
Depreciation and amortization:
  Mineral Ventures                $    842          937        1,805       1,652
  Allied Operations                    364          341          726         679
--------------------------------------------------------------------------------
Total depreciation
  and amortization                $  1,206        1,278        2,531       2,331
--------------------------------------------------------------------------------

Certain 1999 amounts have been restated to conform to the current year classifications.

(a)   Includes timber, natural gas and equipment rebuild operations.
(b)   Prior  year  selling,  general  and  administrative  costs  included  in
operating   profit  for  Coal  Operations  and  Other   Operations  have  been
reclassified to conform to the current year's segment presentation.


Mineral Ventures generated net sales during the second quarter of 2000 of $3.9 million, an 11% increase from the $3.5 million reported in the second quarter of 1999. The increase in net sales was the result of an increase in ounces of gold sold and higher gold realizations. Ounces of gold sold increased from 12.1 thousand ounces in the second quarter of 1999 to 13.0 thousand ounces in the same period of 2000. The operating loss for the second quarter of 2000 was $0.5 million compared to $1.2 million in the same period of 1999 reflecting a $13 per ounce (5%) decrease in the cash cost of gold sold, in addition to a $12 per ounce (4%) increase in average realization. Cash cost per ounce, in US dollar terms, was lower in the second quarter of 2000 due to a weaker Australian dollar, partially offset by higher production costs.

Mineral Ventures generated net sales during the first six months of 2000 of $8.4 million, a 26% increase from the $6.7 million reported in the first six months of 1999. The increase in net sales was the result of an increase in ounces of gold sold and higher gold realizations. Ounces of gold sold increased from 23.2 thousand ounces in the first six months of 1999 to 27.5 thousand ounces in the same period of 2000. Operating profit for the first six months of 2000 was $0.2 million compared to an operating loss of $2.0 million in the same period of 1999, reflecting a $31 per ounce (12%) decrease in the cash cost of gold sold, in addition to a $19 per ounce (6%) increase in average realization. Cash cost per ounce in US dollar terms was lower in the first half of 2000 due to increased production and productivity, and, to a lesser extent, a weaker Australian dollar.

Net sales from the gas, timber and equipment rebuild businesses amounted to $5.9 million and $1.9 million in the second quarter of 2000 and 1999, respectively. The improvement was primarily due to higher natural gas prices and increased revenues from timber (reflecting the start-up of the hard wood chip mill during the third quarter of 1999) and continued growth in equipment rebuilds. Operating profit from the gas, timber and equipment rebuild businesses amounted to $1.8 million and $1.3 million in the second quarters of 2000 and 1999, respectively. The increase was primarily due to increased natural gas prices, offset by lower operating profits from the timber business.

Net sales from the gas, timber and equipment rebuild businesses amounted to $11.6 million and $3.9 million in the first six months of 2000 and 1999, respectively. The improvement was primarily due to the previously mentioned higher natural gas prices and increased revenues from timber and equipment rebuilds. Operating profit from the gas, timber and equipment rebuild businesses amounted to $3.6 million and $2.7 million in the first six months of 2000 and 1999, respectively. The increase was mainly due to higher natural gas prices and related royalties as well as additional equipment rebuild business partially offset by lower operating profit from the timber business.

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

OTHER OPERATING INCOME, NET
Other operating income, net, which is a component of each operating segment's previously discussed operating profit, generally includes the Company's share of net earnings or losses of unconsolidated foreign affiliates, royalty income, gains and losses from foreign currency exchange and from sales of coal operating assets. Other operating income, net for the three and six months ended June 30, 2000 was $4.0 million and $8.0 million, respectively, compared to $3.2 million and $9.3 million, respectively, in the three and six months ended June 30, 1999. The increase in other operating income for the second quarter of 2000 as compared to the same period of 1999 was primarily due to increased earnings of unconsolidated foreign affiliates and increased royalty income. Other operating income for the first six months of 1999 includes a $2.5 million gain from the settlement of litigation at Coal Operations.

INTEREST EXPENSE, NET
Net interest expense increased $0.6 million (7%) and $0.1 million (1%) in the second quarter and first six months of 2000 as compared to the same period of 1999. This increase was predominantly due to higher average borrowings and higher US interest rates partially offset by lower interest rates and lower average borrowings in Venezuela.

OTHER INCOME/EXPENSE, NET
Other income/expense, net for the three and six months ended June 30, 2000 was expense of $1.3 million and income of $0.9 million, respectively, compared to income of $0.1 million and expense of $0.3 million, respectively, for the three and six months ended June 30, 1999. The $1.4 million additional expense for the three-month period was primarily due to an increase in minority interest (due to improved results of consolidated affiliates) and lower foreign currency net translation gains. The $1.2 million additional income for the six month period was primarily due to a $1.9 million gain on an investment held by Coal Operations recorded in the first quarter of 2000, partially offset by an increase in minority interest (due to improved results of consolidated affiliates) and lower foreign currency net translation gains.

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

                             FINANCIAL CONDITION

CASH FLOW REQUIREMENTS
Net cash provided by operating activities during the first six months of 2000 totaled $94.1 million compared with $146.2 million in the first six months of 1999. This decrease resulted primarily from an increase in the cash required to fund working capital, combined with lower earnings partially offset by higher non-cash charges. The increase in cash required to fund working capital was primarily due to additional working capital requirements at BAX Global. Non-cash charges were impacted by higher depreciation (primarily at BAX Global) and lower pension expense which primarily reflects a decrease in service cost due to favorable demographic changes and an increase in the discount rate from 7.0% to 7.5%. Both pension and postretirement medical expenses are expected to continue at lower levels through the end of the year.

INVESTING ACTIVITIES
Cash capital expenditures for the first six months of 2000 approximated $105.5 million, down from approximately $125.0 million in the comparable period of 1999. Of the 2000 cash capital expenditures, $37.3 million was spent by Brink's, $35.4 million was spent by BHS, $25.6 million was spent by BAX Global, and $6.6 million was spent by Natural Resource Operations. Lower cash capital expenditures in the first six months of 2000 versus the same period of 1999 were primarily due to lower levels of spending at BAX Global for aircraft modifications, at Brink's for IT expenditures, and at BHS for customer installations. For the full year of 2000, company-wide cash capital expenditures are projected to range between $220 and $230 million. The foregoing amounts exclude expenditures that have been or are expected to be financed through capital leases and any acquisition expenditures. Net cash used in investing activities for the first six months of 2000 also includes approximately $2.2 million of cash proceeds relating to the sale of an investment held by the Company's Coal Operations and $3.8 million of cash used to fund other acquisitions.

During the first six months of 2000, heavy maintenance expenditures of $33.6 million increased $1.8 million over the same period in 1999. This increase was primarily due to an increase in the number of planes in maintenance, as well as an overall increase in the costs of certain heavy maintenance procedures over the last few years.

FINANCING
The Company intends to fund cash capital expenditures through cash flow from operating activities or through operating leases if the latter are financially attractive. Any additional funding that may be required will be financed through the Company's revolving credit agreements or other borrowing arrangements.

Net cash provided by financing activities was $8.4 million for the first six months of 2000, compared with net cash used of $2.1 million for the same period in 1999. Activities in 1999 included additional net borrowings used to finance the purchase of the Company's Preferred Stock. The 2000 levels reflected repayments under the Facility (described below) due primarily to excess borrowings at December 31, 1999 as well as repayments of a portion of the debt of Brink's France and Venezuela.

The Company has a $350.0 million credit agreement with a syndicate of banks (the "Facility"). The Facility includes a $100.0 million term loan and also permits additional borrowings, repayments and reborrowings of up to an aggregate of $250.0 million. As of June 30, 2000 and December 31, 1999 borrowings of $100.0 million were outstanding under the term loan portion of the Facility and $206.4 million and $185.0 million, respectively, of additional borrowings were outstanding under the remainder of the Facility.

The maturity date of both the term loan and the revolving credit portion of the Facility is May 2001. Therefore, the borrowings under the Facility have been reclassified from long-term debt to current debt. The Company is currently negotiating a replacement facility and expects to be able to obtain sufficient financing to cover its needs. Due to the changes in the lending markets since the Company last entered into a revolving credit facility, it is expected that lending rates will be higher.

MARKET RISKS AND HEDGING AND DERIVATIVE ACTIVITIES
The Company has activities in well over 100 countries and a number of different industries. These operations expose the Company to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. In addition, the Company consumes and sells certain commodities in its businesses, exposing it to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by the Company as an integral part of its overall risk management program. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency rate fluctuations may have in any one country on the translated results. The Company's risk management program considers this favorable diversification effect as it measures the Company's exposure to financial markets and as appropriate, seeks to reduce the potentially adverse effects that the volatility of certain markets may have on its operating results. In addition, the Company, in some cases, is able to adjust its pricing to cover a portion of the increase in the cost of certain commodities (primarily jet fuel). The Company has not had any material change in its market risk exposures since December 31, 1999.

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


(Per share prices)                  Brink's Stock    BAX Stock    Minerals Stock
--------------------------------------------------------------------------------
Ten day average price*                $   18.92      $    7.98       $    1.34
Exchange factor                            1.00           1.15            1.15
--------------------------------------------------------------------------------
Fair Market Value, as defined*        $   18.92      $    9.17       $    1.54
Exchange ratio                              N/A         0.4848          0.0817
--------------------------------------------------------------------------------
Closing prices:
  December 3, 1999                    $  18.375      $ 10.0625       $   1.125
  December 6, 1999                       21.500        10.1250           1.625
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

As a result of the Exchange on January 14, 2000, the Company issued 10,916,367 shares of Pittston Common Stock, which consists of 9,490,227 shares of Pittston Common Stock equal to 100% of the Fair Market Value, as defined, of all BAX Stock and Minerals Stock and 1,426,140 shares of Pittston Common Stock equal to the additional 15% of the Fair Market Value of BAX Stock and Minerals Stock exchanged pursuant to the above-described formula. Of the 10,916,367 shares issued, 10,195,630 shares were issued to holders of BAX Stock and Minerals Stock and 720,737 shares were issued to The Pittston Company Employee Benefits Trust (the "Trust").

Shares issued to holders of BAX Stock and Minerals Stock (excluding those shares issued to the Trust) were distributed as follows:


                                                      Holders of    Holders of
(In millions except per share prices)                 BAX Stock   Minerals Stock
--------------------------------------------------------------------------------

Shares outstanding on January 13, 2000                     19.5            9.3

Brink's Stock issued pursuant to the Exchange:
  Based on 100% of Fair Market Value                        8.2            0.7
  Based on 15% of Fair Market Value                         1.2            0.1
------------------------------------------------------------------------------
Total shares issued on January 14, 2000                     9.4            0.8
Brink's Stock closing price per share -
  - December 3, 1999                                 $   18.375         18.375
------------------------------------------------------------------------------
Value as of December 3, 1999 of Brink's
  Stock issued pursuant to the Exchange              $    173.5           13.9
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

Under the share repurchase programs authorized by the Board, the Company purchased shares in the periods presented:


(Dollars in millions,       Three Months Ended June 30  Six Months Ended June 30
shares in thousands)                 2000         1999         2000         1999
--------------------------------------------------------------------------------
Pittston Common Stock:
Shares                                   -         N/A            -          N/A
Cost                               $     -         N/A            -          N/A
Brink's Stock:
Shares                                 N/A           -          N/A        100.0
Cost                               $   N/A           -          N/A          2.5
Convertible Preferred Stock:
Shares                                   -           -            -         83.9
Cost                               $     -           -            -         21.0
Excess carrying amount (a)         $     -           -            -         19.2
--------------------------------------------------------------------------------

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

As of June 30, 2000, the Company had the remaining authority to purchase over time 0.9 million shares of Pittston Common Stock and an additional $7.5 million of its Convertible Preferred Stock. The remaining aggregate purchase cost limitation for all common stock was $22.2 million as of June 30, 2000.

DIVIDENDS
The Board intends to declare and pay dividends, if any, on Pittston Common Stock based on the earnings, financial condition, cash flow and business requirements of the Company.

During the first six months of 2000, the Board declared and the Company paid cash dividends of 5.0 cents per share of Pittston Common Stock. During the first six months of 1999, the Board declared and the Company paid cash dividends of 5.0 cents per share of Brink's Stock, 12.0 cents per share of BAX Stock and 2.5 cents per share of Minerals Stock. Dividends paid on the Convertible Preferred Stock in the first six months of 2000 and 1999 were $0.5 million and $1.1 million, respectively.

FORWARD LOOKING INFORMATION
Certain of the matters discussed herein, including statements regarding metallurgical coal market conditions, the impact at BHS of growth in new distribution channels and certain initiatives on the net cost of marketing, sales and installation costs, BAX Global's initiative to reduce overall operating costs in the Americas,  a BAX Global  supplier's  bankruptcy  status and its impact on operations and financial results, benefits expense, issuance of mining permit approvals, payment of liabilities associated with the closure of the Meadow River mine, changes in foreign exchange rates, projections about market risk and capital spending, the sale of coal assets and the recording of losses relating thereto, the impact of the Brink's
France strike on ongoing operations, higher lending rates on Company borrowings, and financing alternatives involve forward looking information which is subject to known and unknown risks, uncertainties, and contingencies which could cause actual results, performance or achievements, to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the Company, include, but are not limited to, overall economic and business conditions in the United States and other countries, the demand for the Company's products and services, the success of new distribution channels at BHS, the effective implementation of BHS initiatives related to the net cost of marketing, sales and installation, the effective implementation of BAX Global's initiatives to reduce overall operating costs, pricing and other competitive factors in the industry, geological conditions, new government regulations and/or legislative initiatives, variations in costs or expenses, variations in the prices of coal, the timing and ultimate outcome of financing alternatives, the timing and ultimate outcome of selling coal assets, delays in the issuance of mining permits and the ability of counterparties to perform.

                         Part II - Other Information


Item 4.     Submission of Matters to a Vote of Security Holders

(a)   The Registrant's annual meeting of shareholders was held on May 5, 2000.

(b)   Not required.

(c) The following persons were elected for terms expiring in 2003, by the following votes:

                                        For           Withheld

            Roger G. Ackerman       44,141,607        1,510,645

            Betty C. Alewine        44,145,410        1,506,841

            Carl S. Sloane          44,148,155        1,504,096


      The selection of KPMG LLP as independent certified public accountants to audit the accounts of the Registrant and its subsidiaries for the year 2000 was approved by the following vote:

             For                       Against                  Abstentions

        45,226,850                    336,156                     89,245

      The adoption of the Registrant's Management Performance Improvement Plan was approved by the following vote:

             For                       Against                  Abstentions

        40,438,695                  4,065,121                  1,148,435

      The amendments of the Registrant's Non-Employee Directors' Stock Option Plan were approved by the following vote:

             For                       Against                  Abstentions

        35,039,982                  9,449,367                  1,162,901

      The amendments of the Registrant's 1988 Stock Option Plan were approved by the following vote:

             For                       Against                  Abstentions

        40,519,379                  3,965,529                  1,167,343

      The amendment and restatement of the Registrant's Key Employees' Deferred Compensation Program and ratification of amendments thereto dated as of December 31, 1996, were approved by the following vote:

             For                       Against                  Abstentions

        42,645,215                  1,828,497                  1,178,539

Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits:

      Exhibit
      Number

      3(b)  The Registrant's Bylaws, as amended through July 14, 2000.

        27  Financial Data Schedule

(b) There were no reports on Form 8-K filed during the second quarter of 2000.

                                  SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  THE PITTSTON COMPANY



August 8, 2000                       By        /s/ Robert T. Ritter
                                       ---------------------------------------
                                                    Robert T. Ritter
                                                    (Vice President -
                                                Chief Financial Officer)