Form 10-Q
period 2000-09-30
PITTSTON CO
filed 2000-11-07
CIK 78890

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q




           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended SEPTEMBER 30, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ________


                          Commission file number 1-9148




                                THE PITTSTON COMPANY
                               ---------------------
             (Exact name of registrant as specified in its charter)



                VIRGINIA                                     54-1317776
   -------------------------------                      -------------------
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)



              1801 BAYBERRY COURT, RICHMOND, VIRGINIA 23226-8100
              --------------------------------------------------
             (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (804) 289-9600
                                                          --------------








Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of October 31, 2000, 51,777,782 shares of $1 par value Pittston Brink's Group Common Stock were outstanding.


                         PART I - FINANCIAL INFORMATION
                      THE PITTSTON COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                September 30       December 31
                                                        2000              1999
------------------------------------------------------------------------------
                                                 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                          $ 100,305           131,159
Accounts receivable (net of estimated
  uncollectible amounts: 2000 - $36,972;
  1999 - $36,238)                                    629,944           638,754
Inventories                                           35,791            43,979
Prepaid expenses and other current assets             49,415            37,756
Deferred income taxes                                 56,784            50,255
------------------------------------------------------------------------------
Total current assets                                 872,239           901,903
Property, plant and equipment, (net of
  accumulated depreciation, depletion and
  amortization: 2000 - $700,423; 1999 - $649,607)    928,894           930,476
Intangibles, net of accumulated amortization         290,499           298,501
Deferred pension assets                              116,912           122,476
Deferred income taxes                                 83,193            79,569
Other assets                                         135,372           135,659
------------------------------------------------------------------------------
Total assets                                      $2,427,109         2,468,584
------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                              $ 111,562            90,085
Current maturities of long-term debt                 127,347            32,166
Accounts payable                                     286,265           301,194
Accrued liabilities                                  385,645           409,616
------------------------------------------------------------------------------
Total current liabilities                            910,819           833,061

Long-term debt, less current maturities              271,940           395,078
Postretirement benefits other than pensions          244,079           240,770
Workers' compensation and other claims                86,257            87,083
Deferred income taxes                                 16,583            16,272
Other liabilities                                    148,553           146,679
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, par value $10 per share:
  Authorized: 2,000 shares $31.25
  Series C Cumulative Convertible Preferred Stock;
  Issued and  outstanding:  2000 - 21 shares;
  1999 - 30 shares                                       214               296
Pittston Brink's Group Common Stock, par value
  $1 per share:
  Authorized: 100,000 shares; Issued and
  outstanding: 2000 - 51,778 shares;
  1999 - 40,861 shares - (Note 1)                     51,778            40,861
Pittston BAX Group Common Stock, par value
  $1 per share:
  Authorized: 50,000 shares - (Note 1)
  Issued and outstanding: 1999 - 20,825 shares             -            20,825
Pittston Minerals Group Common Stock, par value
  $1 per share:
  Authorized: 20,000 shares - (Note 1)
  Issued and outstanding: 1999 - 10,086 shares             -            10,086
Capital in excess of par value                       343,096           341,011
Retained earnings                                    457,550           443,349
Accumulated other comprehensive income               (81,383)          (56,528)
Employee benefits trust, at market value             (22,377)          (50,259)
------------------------------------------------------------------------------
Total shareholders' equity                           748,878           749,641
------------------------------------------------------------------------------
Total liabilities and shareholders' equity        $2,427,109         2,468,584
------------------------------------------------------------------------------

SEE ACCOMPANYING UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                      THE PITTSTON COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                          Three Months             Nine Months
                                    Ended September 30      Ended September 30
                                     2000         1999        2000        1999
------------------------------------------------------------------------------
Net sales                       $ 101,704      105,510     290,118     305,219
Operating revenues                953,598      938,598   2,817,447   2,666,059
------------------------------------------------------------------------------
Net sales and
  operating revenues            1,055,302    1,044,108   3,107,565   2,971,278

Costs and expenses:
Cost of sales                     105,333      113,283     307,607     324,698
Operating expenses                808,863      771,345   2,393,576   2,216,602
Selling, general and
  administrative expenses         123,051      121,891     366,461     346,846
Restructuring and other credits         -         (851)          -        (851)
------------------------------------------------------------------------------
Total costs and expenses        1,037,247    1,005,668   3,067,644   2,887,295
Other operating income, net         5,428        4,953      13,430      14,270
------------------------------------------------------------------------------
Operating profit                   23,483       43,393      53,351      98,253
Interest income                     1,676        1,520       5,202       4,106
Interest expense                  (12,100)      (9,240)    (32,690)    (28,747)
Other income (expense), net        (1,484)         111        (560)       (164)
------------------------------------------------------------------------------
Income before income taxes         11,575       35,784      25,303      73,448
Provision for income taxes          3,820       11,760       8,350      20,842
------------------------------------------------------------------------------
Net income                          7,755       24,024      16,953      52,606
Preferred stock dividends,
  net (Note 6)                      1,503        (231)       1,041      17,852
------------------------------------------------------------------------------
Net income attributed to common
  shares                        $   9,258       23,793      17,994      70,458
------------------------------------------------------------------------------
Net income per common share:
  Basic                         $    0.18          N/A        0.36         N/A
  Diluted                            0.15          N/A        0.34         N/A
------------------------------------------------------------------------------
Pittston Brink's Group
  (Notes 1 and 2):
Net income per common share:
  Basic                         $     N/A         0.56         N/A        1.50
  Diluted                             N/A         0.56         N/A        1.49
------------------------------------------------------------------------------
Pittston BAX Group (Notes 1 and 2):
Net income per common share:
  Basic                         $     N/A         0.45         N/A        0.63
  Diluted                             N/A         0.45         N/A        0.63
------------------------------------------------------------------------------
Pittston Minerals Group (Notes 1 and 2):
Net loss per common share:
  Basic                         $     N/A        (0.77)        N/A       (0.01)
  Diluted                             N/A        (0.77)        N/A       (1.87)
------------------------------------------------------------------------------
Pro forma net income per common
share (Notes 1 and 2):
  Basic                               N/A         0.48         N/A        1.44
  Diluted                             N/A         0.48         N/A        1.07
------------------------------------------------------------------------------
Comprehensive income (loss)     $  (2,484)      22,845      (6,861)     63,811
------------------------------------------------------------------------------

SEE ACCOMPANYING UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                      THE PITTSTON COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                   Nine Months
                                                            Ended September 30
                                                              2000        1999
------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                               $  16,953      52,606
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Noncash charges and other write-offs                         442         362
  Depreciation, depletion and amortization                 150,257     133,449
  Aircraft heavy maintenance expense                        29,312      36,664
  Provision for deferred income taxes                       (6,015)        746
  Provision for pensions, noncurrent                         2,068       7,732
  Provision for uncollectible accounts receivable           15,885      12,475
  Minority interest expense                                  1,942         681
  Equity in earnings of unconsolidated affiliates,
    net of dividends received                               (2,892)     (2,633)
  Other operating, net                                       8,629       7,172
  Change in operating assets and liabilities,
    net of effects of acquisitions and dispositions:
    Increase in accounts receivable                         (2,158)    (14,444)
    (Increase) decrease in inventories                       8,412      (4,166)
    Increase in prepaid expenses and other current assets   (5,318)     (2,001)
    Increase in other assets                               (11,144)     (7,828)
    Decrease in accounts payable and accrued liabilities   (32,961)     (2,382)
    (Decrease) increase in other liabilities                 2,107        (256)
    Decrease in workers' compensation and other claims,
    noncurrent                                              (1,359)     (5,478)
    Other, net                                               4,172          64
------------------------------------------------------------------------------
Net cash provided by operating activities                  178,332     212,763
------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                (164,005)   (196,951)
Aircraft heavy maintenance expenditures                    (41,808)    (51,490)
Acquisitions, net of cash acquired and related
  contingency payments                                      (3,880)       (429)
Proceeds from disposal of property, plant and equipment      4,371       8,177
Proceeds from disposition of investments                     2,275       1,143
Other, net                                                   1,245       5,932
------------------------------------------------------------------------------
Net cash used by investing activities                     (201,802)   (233,618)
------------------------------------------------------------------------------
Cash flows from financing activities:
Increase (decrease) in short-term borrowings                21,376      (6,502)
Additions to long-term debt                                 96,635     125,524
Reductions of long-term debt                              (119,491)    (74,168)
Repurchase of stock of the Company                          (2,162)    (23,494)
Proceeds from exercise of stock options                        482       2,156
Dividends paid                                              (4,224)     (7,670)
------------------------------------------------------------------------------
Net cash provided (used) by financing activities            (7,384)     15,846
------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                  (30,854)     (5,009)
Cash and cash equivalents at beginning of period           131,159      83,894
------------------------------------------------------------------------------
Cash and cash equivalents at end of period               $ 100,305      78,885
------------------------------------------------------------------------------

SEE ACCOMPANYING UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      THE PITTSTON COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)


(1) The Pittston Company (the "Company") has five operating segments - Brink's, Incorporated ("Brink's"), Brink's Home Security, Inc. ("BHS"), BAX Global Inc. ("BAX Global"), Pittston Coal Operations ("Coal Operations") and Other Operations which consists of Pittston Mineral Ventures ("Mineral Ventures") and the Company's timber, gas and equipment rebuild operations (collectively, "Allied Operations"). On December 6, 1999, the Company announced its intention to exit the coal business through the sale of coal mining operations and reserves. Until the Company meets the measurement date criteria under Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", Coal Operations will continue to be reported as an operating segment. Losses may be recorded upon the future disposition of the coal assets, including additional accruals primarily related to certain postretirement medical and multi-employer plans, as well as the net losses expected to occur from the measurement date to the closing date of the sale.

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

(2) The following are reconciliations between the calculations of basic and diluted net income per share for the three and nine months ended September 30, 2000 and the pro forma basic and diluted net income per share for the three and nine months ended September 30, 1999.


                                          Three Months             Nine Months
                                    Ended September 30      Ended September 30
      The Company                     2000        1999         2000       1999
      ------------------------------------------------------------------------------
                                           (Pro forma)             (Pro forma)
      Numerator:
      Net income - Basic           $ 7,755      24,024       16,953     52,606
      Convertible Preferred Stock
        dividends, net               1,503        (231)       1,041     17,852
      ------------------------------------------------------------------------------
      Basic net income per
        share numerator              9,258      23,793       17,994     70,458
      Effect of dilutive securities:
        Convertible Preferred Stock
        dividends, net              (1,503)          -       (1,041)   (17,852)
      ------------------------------------------------------------------------------
      Diluted net income per
        share numerator            $ 7,755      23,793       16,953     52,606

      Denominator:
      Basic weighted average common
        shares outstanding          50,235      49,223       49,939     49,017
      Effect of dilutive securities:
        Stock options                   35         161           43        194
        Assumed conversion of the
        Convertible Preferred Stock     36           -           37         66
      ------------------------------------------------------------------------------
      Diluted weighted average
        common shares outstanding   50,306      49,384       50,019     49,277
      ------------------------------------------------------------------------------

      Options to purchase 2,767 shares of Pittston Common Stock, at prices between $15.91 and $315.06 per share and options to purchase 2,970 shares of Pittston Common Stock, at prices between $16.19 and $315.06 per share were outstanding during the three and nine months ended September 30, 2000, respectively, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

      For purposes of calculating the September 30, 1999 pro forma basic weighted average common shares outstanding and the basic weighted average common shares outstanding for the period from January 1, 2000 to January 13, 2000, the Company's basic weighted average common shares outstanding for BAX Stock and Minerals Stock were converted into shares of Pittston Common Stock by multiplying such average shares outstanding by the respective exchange ratios referred to in Note 1. Included in the
      Company's   1999  pro  forma  diluted   weighted   average  common  shares
      outstanding and 2000 diluted weighted average common shares outstanding are converted weighted average stock options and converted weighted average Series C Cumulative Preferred Stock (the "Convertible Preferred Stock") to the extent that such conversions are dilutive. Pro forma converted weighted options for 1999 and equivalent Pittston Common Stock options outstanding, on BAX Stock and Minerals Stock, from January 1, 2000 to January 13, 2000 are calculated by multiplying those weighted average options having an exercise price less than the average fair market value for Brink's Stock, BAX Stock and Minerals Stock by the respective exchange ratios. Pro forma converted weighted average Convertible Preferred Stock is calculated by multiplying the weighted average Convertible Preferred Stock by the Minerals exchange ratio referred to in Note 1.

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

      Pro forma options to purchase 2,447 shares of Pittston Common Stock, at prices between $19.09 and $315.06 per share and pro forma options to purchase 2,318 shares of Pittston Common Stock, at prices between $19.41 and $315.06 per share were outstanding during the three and nine months ended September 30, 1999, respectively, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. The conversion of the Convertible Preferred Stock to 38 shares of Pittston Common Stock has been excluded in the computation of diluted net income per share for the three months ended September 30, 1999 because the effect of the assumed conversion would be antidilutive.

      The shares of Pittston Common Stock held in the Trust are subject to the treasury stock method and effectively are not included in the basic and diluted net income per share calculations. As of September 30, 2000 and 1999, 1,444 and 2,407 pro forma shares, respectively, of Pittston Common Stock remained in the Trust.

      The following are reconciliations between the Group calculations of basic and diluted net income (loss) per share by Group:


                                                                  Three Months
                                                      Ended September 30, 1999
                                              Brink's         BAX     Minerals
                                                Group       Group        Group
      --------------------------------------------------------------------------
      Numerator:
      Net income (loss)                     $  22,031       8,672       (6,679)
      Convertible Preferred Stock
        dividends, net                              -           -         (231)
      --------------------------------------------------------------------------
      Basic net income (loss) per
        share numerator                        22,031       8,672       (6,910)
      Effect of dilutive securities:
        Convertible Preferred Stock
        dividends, net                              -           -            -
      --------------------------------------------------------------------------
      Diluted net income (loss) per
        share numerator                     $  22,031       8,672       (6,910)
      Denominator:
      Basic weighted average common
        shares outstanding                     39,122      19,316        9,014
      Effect of dilutive securities:
        Stock options                             147          29            -
      Assumed conversion of the
        Convertible Preferred Stock                 -           -            -
      --------------------------------------------------------------------------
      Diluted weighted average common
        shares outstanding                     39,269      19,345        9,014
      --------------------------------------------------------------------------


                                                                   Nine Months
                                                      Ended September 30, 1999
                                              Brink's         BAX     Minerals
                                                Group       Group        Group
      --------------------------------------------------------------------------
      Numerator:
      Net income (loss)                     $  58,434      12,144      (17,972)
      Convertible Preferred Stock
        dividends, net                              -           -       17,852
      --------------------------------------------------------------------------
      Basic net income (loss) per
        share numerator                        58,434      12,144         (120)
      Effect of dilutive securities:
        Convertible Preferred Stock
        dividends, net                              -           -      (17,852)
      --------------------------------------------------------------------------
      Diluted net income (loss) per
        share numerator                      $ 58,434      12,144      (17,972)
      Denominator:
      Basic weighted average common
        shares outstanding                     39,001      19,180        8,786
      Effect of dilutive securities:
        Stock options                             181          26            1
        Assumed conversion of the Convertible
         Preferred Stock                            -           -          813
      --------------------------------------------------------------------------
      Diluted weighted average common
        shares outstanding                     39,182      19,206        9,600
      --------------------------------------------------------------------------

      Options to purchase 1,410 shares of Brink's Stock, at prices between $25.57 and $39.56 per share and options to purchase 1,164 shares of Brink's Stock, at prices between $26.69 and $39.56 per share, were outstanding during the three and nine months ended September 30, 1999, respectively, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

      Options to purchase 722 shares of Minerals Stock, at prices between $1.56 and $25.74 per share, were outstanding during the three months ended September 30, 1999 but were not included in the computation of diluted net loss per share because the effect of all options would be antidilutive. Options to purchase 698 shares of Minerals Stock, at prices between $1.81 and $25.74 per share, were outstanding during the nine months ended September 30, 1999, but were not included in the computation of diluted net loss per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

      The conversion of the Convertible Preferred Stock to 460 shares of Minerals Stock has been excluded in the computation of diluted net loss per share in the three months ended September 30, 1999 because the effect of the assumed conversion would be antidilutive.

      The shares of Brink's Stock, BAX Stock and Minerals Stock held in the Trust are subject to the treasury stock method and effectively are not included in the basic and diluted net income (loss) per share calculations. As of September 30, 1999, 1,691 shares of Brink's Stock, 1,466 shares of BAX Stock and 69 shares of Minerals Stock remained in the Trust.

(3) Depreciation, depletion and amortization of property, plant and equipment totaled $45,788 and $138,015 in the third quarter and first nine months of 2000, respectively, compared to $39,671 and $115,236 in the third quarter and first nine months of 1999, respectively.

(4) Cash payments made for interest and income taxes, net of refunds received, were as follows:


                                         Three Months              Nine Months
                                   Ended September 30       Ended September 30
                                     2000        1999         2000        1999
      --------------------------------------------------------------------------
      Interest                $    12,653       9,969       35,131      29,335
      Income taxes            $     6,228       9,052       25,030      31,483
      --------------------------------------------------------------------------

(5) The cumulative impact of foreign currency translation deducted from shareholders' equity was $77,956 and $59,623 at September 30, 2000 and December 31, 1999, respectively. The cumulative impact of cash flow hedges deducted from and added to shareholders' equity was $4,118 and $2,540 at September 30, 2000 and December 31, 1999, respectively.

(6) Under the share repurchase programs authorized by the Board, the Company purchased shares in the periods presented as follows:

                                         Three Months              Nine Months
                                   Ended September 30       Ended September 30
      (IN THOUSANDS)                 2000        1999         2000        1999
      --------------------------------------------------------------------------
      Pittston Common Stock:
        Shares                          -         N/A            -         N/A
        Cost                      $     -         N/A            -         N/A
      Brink's Stock:
        Shares                        N/A           -          N/A       100.0
        Cost                      $   N/A           -          N/A       2,514
      Convertible Preferred Stock:
        Shares                        8.1           -           8.1       83.9
        Cost                      $ 2,162           -         2,162     20,980
      Excess carrying amount (a)  $ 1,734           -         1,734     19,201
      --------------------------------------------------------------------------

      (a) The excess of the carrying amount of the Convertible Preferred Stock over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Consolidated Statement of Operations.


      In March 1999, the Company purchased 83.9 shares (or 839 depositary shares) of its Convertible Preferred Stock for $20,980 and in September 2000, the Company purchased 8.1 shares (or 81 depositary shares) of its Convertible Preferred Stock for $2,162. The Convertible Preferred Stock is convertible into Pittston Common Stock and has an annual dividend rate of $31.25 per share. Preferred dividends included on the Company's Consolidated Statement of Operations for the three and nine months ended September 30, 2000 and the nine months ended September 30, 1999 are net of the $1,734 and $19,201, which is the excess of the carrying amount over the cash paid to the holders of the Convertible Preferred Stock.

      At September 30, 2000, the Company had the remaining authority to purchase over time 900 shares of Pittston Common Stock and an additional $5,394 of its Convertible Preferred Stock. The remaining aggregate purchase cost limitation for all common stock was $22,184 at September 30, 2000.

(7) On October 3, 2000, the Company entered into a $370 million credit agreement with a syndicate of banks to replace the existing $350 million credit agreement that was due to expire in May 2001. The new credit agreement includes a $185 million three year revolving credit facility and a $185 million short-term revolving credit facility, both of which permit additional borrowings, repayments and reborrowings up to the maximum. Among the covenants in the new credit agreement are covenants that limit the Company's maximum allowable indebtedness and provide for minimum coverage of interest costs. The maturity dates of the short-term and long-term portions of the credit agreement are October 2, 2001 and October 3, 2003, respectively.

(8) Staff Accounting Bulletin ("SAB") No. 101, which provides interpretive guidance on applying generally accepted accounting principles to revenue recognition in financial statements will be implemented by the Company in the fourth quarter of 2000. The Company is currently assessing SAB No. 101 as well as written guidance regarding its implementation which was issued in late October 2000. As such, no final determination has been made whether the SAB will materially impact (positively or negatively) the reported results of the Company. It is anticipated that the impact, if any, related to the implementation of SAB No. 101 would only affect BHS and would be recorded as a change in accounting principle as of January 1, 2000, as is called for in the SAB.

      Emerging Issues Task Force ("EITF") No. 00-10 "Accounting for Shipping and Handling Fees and Costs" will be implemented by the Company in the fourth quarter of 2000. EITF No. 00-10 will require the Company's Coal Operations to begin reporting fees charged for certain shipping and handling activity on a disaggregated basis (i.e. separately report the associated revenues and costs) whereas such fees are currently being netted against gross sales to arrive at reported net sales. The implementation of this EITF will not impact the operating profit or net income of the Company as it will increase sales and costs of sales by equivalent amounts.

                      THE PITTSTON COMPANY AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


The following discussion is a summary of the key factors management considers necessary or useful in reviewing the Company's results of operations, liquidity and capital resources.


                              RESULTS OF OPERATIONS

                                          Three Months             Nine Months
                                    Ended September 30      Ended September 30
(IN THOUSANDS)                        2000        1999        2000        1999
------------------------------------------------------------------------------
Net sales and operating revenues:
Business and security services:
  Brink's                     $    370,803     347,930   1,088,962   1,013,279
  BHS                               61,783      58,124     181,988     170,261
  BAX Global                       521,012     532,544   1,546,497   1,482,519
------------------------------------------------------------------------------
Total business and security
  services                         953,598     938,598   2,817,447   2,666,059
------------------------------------------------------------------------------
Natural resources:
  Coal Operations                   91,294      99,417     259,673     288,540
  Other Operations                  10,410       6,093      30,445      16,679
------------------------------------------------------------------------------
Total natural resources            101,704     105,510     290,118     305,219
------------------------------------------------------------------------------
Net sales and operating
  revenues                    $  1,055,302   1,044,108   3,107,565   2,971,278
------------------------------------------------------------------------------

Operating profit (loss):
Business and security services:
  Brink's                     $     32,251      27,320      77,754      69,820
  BHS                               13,957      12,663      43,826      41,000
  BAX Global                       (12,651)     18,177     (29,058)     31,365
------------------------------------------------------------------------------
Total business and security
  services                          33,557      58,160      92,522     142,185
------------------------------------------------------------------------------
Natural resources:
  Coal Operations                   (7,430)     (8,816)    (29,581)    (27,847)
  Other Operations                   2,149        (466)      5,877         219
------------------------------------------------------------------------------
Total natural resources             (5,281)     (9,282)    (23,704)    (27,628)
------------------------------------------------------------------------------
Segment operating profit            28,276      48,878      68,818     114,557
General corporate expense           (4,793)     (5,485)    (15,467)    (16,304)
------------------------------------------------------------------------------
Operating profit              $     23,483      43,393      53,351      98,253
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

On December 6, 1999, the Company announced its intention to exit the coal business through the sale of coal mining operations and reserves. Until the Company meets the measurement date criteria under Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", Coal Operations will continue to be reported as an operating segment. Losses may be recorded upon the future disposition of the coal assets, including additional accruals primarily related to certain postretirement medical and multi-employer plans, as well as the net losses expected to occur from the measurement date to the closing date of the sale. The process of finding a buyer or buyers for the coal assets is continuing, but the disposal is not likely to be concluded before the end of 2000.

In the third quarter of 2000, the Company reported net income of $7.8 million compared with net income of $24.0 million in the third quarter of 1999. Operating profit totaled $23.5 million in the 2000 third quarter, a shortfall of $19.9 million, as compared with $43.4 million in the same period of 1999. Lower operating results for BAX Global ($30.8 million) were partially offset by increases in operating results for Brink's ($4.9 million), Other Operations ($2.6 million), Coal Operations ($1.4 million) and BHS ($1.3 million) as well as lower corporate expenses ($0.7 million). See further discussion of operating segments' financial results below.

In the first nine months of 2000, the Company reported net income of $17.0 million compared with $52.6 million in the first nine months of 1999. Operating profit totaled $53.4 million in the first nine months of 2000 compared with $98.3 million in the prior year's comparable period, a reduction of $44.9 million. Lower operating results at BAX Global ($60.4 million) and Coal Operations ($1.7 million) were partially offset by increases in operating profit for Brink's ($7.9 million), Other Operations ($5.7 million) and BHS ($2.8 million) as well as lower corporate expenses ($0.8 million). See further discussion of operating segments' financial results below.

Preferred dividends included on the Company's Statement of Operations for the three and nine months ended September 30, 2000 and the nine months ended September 30, 1999 were net of $1.7 million and $19.2 million, respectively, which represents the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to the holders of the Convertible Preferred Stock for repurchases made during the period.

BRINK'S
The following is a table of selected financial data for Brink's on a comparative basis:


                                          Three Months             Nine Months
                                    Ended September 30      Ended September 30
(IN THOUSANDS)                        2000        1999        2000        1999
------------------------------------------------------------------------------
Operating revenues:
  North America (a)             $  160,424      146,807    475,099     426,531
  International                    210,379      201,123    613,863     586,748
------------------------------------------------------------------------------
Total operating revenues        $  370,803      347,930  1,088,962   1,013,279
------------------------------------------------------------------------------
Operating profit:
  North America (a)             $   16,327       12,038     41,370      32,087
  International                     15,924       15,282     36,384      37,733
------------------------------------------------------------------------------
Total segment profit            $   32,251       27,320     77,754      69,820
------------------------------------------------------------------------------
Depreciation and amortization   $   13,820       13,619     44,431      38,877
Cash capital expenditures           16,714       19,771     53,980      63,686
------------------------------------------------------------------------------

(a)  Comprises USA and Canada.

Brink's worldwide consolidated revenues totaled $370.8 million in the third quarter of 2000, a 7% increase over third quarter 1999 revenues of $347.9 million. Brink's operating profit of $32.3 million in the third quarter of 2000 represented an 18% increase from the $27.3 million reported in the prior year's quarter. The increase in operating profit is due to a $4.9 million settlement associated with an insurance recoverable related to a prior year's robbery loss in North America.

The increase in Brink's revenues was attributable to both North American and International operations. Increased revenues in North America primarily related to new business from armored car operations. International revenue increases were primarily attributable to Latin American operations, partially offset by lower revenue from European operations. The revenue decreases in Europe were primarily due to the impact of a weaker Euro partially offset by improvements in the French operations. In the same comparative periods, foreign translation effects, primarily the impact of the US dollar versus the European currencies, reduced reported revenues by approximately $15 million.

Brink's operating profit increased $4.9 million in the third quarter of 2000 versus the same quarter of 1999. Operating profit in both North American and International operations increased over the prior year. The North American operating profits of $16.3 million included the aforementioned $4.9 million insurance settlement. While revenue growth in North America remained strong, lower operating profits (excluding the settlement) resulted from increased labor costs in expanding markets for armored car operations (including ATM services), increased workers' compensation costs and lower results from air courier operations. Increased operating profit for International operations was attributable to improved results in Asia/Pacific and Latin America, partially offset by lower results in Europe, primarily due to the effects of the lower Euro. The improved results in Asia/Pacific were largely due to a decrease in the losses in Australia. Latin America reported increased operating profits primarily due to improvements in operating performance in Argentina and Chile.

Brink's worldwide consolidated revenues totaled $1.1 billion in the first nine months of 2000, a $75.7 million (7%) increase over the same period of 1999. Brink's operating profit of $77.8 million in the first nine months of 2000 represented an 11% increase over the $69.8 million reported in the prior year period.

The increase in Brink's revenues for the first nine months of 2000 compared to the same period of 1999 was attributable to both North American ($48.6 million) and International operations ($27.1 million). Increased revenues in North America primarily related to growth in the armored car business. International revenue increases were attributable to operations in Latin America (primarily Brazil) and Asia/Pacific, partially offset by decreases in Europe, due to the effects of the lower Euro partially offset by improvements in France. Improvements in Asia/Pacific stemmed from Australia and Hong Kong. International revenues (primarily Europe) for the nine month period were negatively impacted by the strong US dollar (approximately $45 million). During the first nine months of 2000, as compared to 1999, the acceleration of reporting to current month reporting for Brink's subsidiary in France increased revenue by $22 million. This increase was partially offset by the effects of an industry-wide strike in France in May, estimated at approximately $8 million.

The Brink's operating profit of $77.8 million, an increase of $7.9 million in the first nine months of 2000 compared to the same period of 1999, was attributable to operations in North America as International operating profit decreased slightly. North American operating profit for the nine months of 2000 included the aforementioned $4.9 million insurance settlement. In addition, higher North American operating profits also reflected improved profitability of armored car operations largely due to increased volumes, and to a lesser extent, improved results in currency and coin processing services, partially offset by lower air courier results. International operating profits reflect improvements in the Asia/Pacific region primarily due to a decrease in the losses in Australia and improved results in Hong Kong. Latin America reported lower operating profits primarily due to overall weaker business conditions in Venezuela, which was partially offset by improvements in operating performance in Brazil and Argentina. Operating profit in Europe was negatively impacted by the weaker Euro ($2.3 million) and the previously-mentioned two week nationwide strike of security personnel in France during the second quarter, which reduced operating profit by an estimated $5 million. This reduction was partially offset by the acceleration of reporting in France discussed above, which added approximately $2 million to operating profit for the first nine months of 2000.

BRINK'S HOME SECURITY
The following is a table of selected financial data for BHS on a comparative basis:


                                          Three Months             Nine Months
                                    Ended September 30      Ended September 30
(DOLLARS IN THOUSANDS)                2000        1999        2000        1999
------------------------------------------------------------------------------
Operating profit:
Monitoring and service           $  20,612      19,355     62,299      57,797
Net marketing, sales and
  installation                      (6,655)     (6,692)   (18,473)    (16,797)
------------------------------------------------------------------------------
Total segment profit             $  13,957      12,663     43,826      41,000
------------------------------------------------------------------------------
Monthly recurring revenues (a)                             17,739      16,545
------------------------------------------------------------------------------
Annualized disconnect rate,
  net of moves                        7.5%        8.4%       7.8%        8.1%
------------------------------------------------------------------------------
Number of subscribers:
  Beginning of period              659,879     614,380    643,277     585,565
  Installations                     20,193      26,917     62,448      79,592
  Disconnects, net                 (12,524)    (13,100)   (38,177)    (36,960)
------------------------------------------------------------------------------
End of period                      667,548     628,197    667,548     628,197
------------------------------------------------------------------------------
Depreciation and amortization (b)$  13,693      12,624     40,982      37,319
Cash capital expenditures           19,186      21,610     54,586      60,848
------------------------------------------------------------------------------

(a) Monthly recurring revenues are calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for monitoring, maintenance and related services.
(b) Includes the write-off of capitalized subscriber installation costs related to disconnects.


Revenues for BHS increased by $3.7 million (6%) to $61.8 million in the third quarter of 2000 compared to the same period of 1999. In the first nine months of 2000, revenues for BHS increased $11.7 million (7%) to $182.0 million compared to the first nine months of 1999. This increase in revenues for the three and nine month periods was due to higher ongoing monitoring and service revenues, reflecting a 6% increase in the subscriber base as well as slightly higher average monitoring fees. As a result of such growth, monthly recurring revenues at September 30, 2000 of $17.7 million grew 7% versus September 30, 1999.

Operating profit in the third quarter and first nine months of 2000 increased $1.3 million (10%) and $2.8 million (7%), respectively, compared to the same periods of 1999. Operating profit was favorably impacted by increases generated from monitoring and service activities of $1.3 million (6%) and $4.5 million (8%) for the third quarter and first nine months of 2000, respectively, as compared to the prior year periods. These improvements were due primarily to the contribution associated with the growth in the subscriber base, slightly higher average monitoring fees and a lower net disconnect rate, partially offset by an increase in service costs. Growth in operating profit in the third quarter and first nine months of 2000 as compared to the same periods of 1999 reflected increased costs (including some start-up expenses) associated with the growth in new distribution channels (including new construction, multi-family and dealer programs) as BHS moves to expand its methods of acquiring new customers. These costs were partially offset by the impact of fewer system installations and higher average connection fees associated with the traditional distribution channels. In addition, operating profit during the quarter benefited from a decrease in the growth rate of installation losses per subscriber. Net cost of marketing, sales and installation activities on a per install and overall basis during the final quarter of 2000 may continue to be impacted by the growth in new distribution channels and several initiatives implemented in the fourth quarter of 1999, including increasing the connection fee per installation and a tightening of the company's credit policy. While these initiatives have improved BHS' profitability through September 30, 2000, their effects may be less pronounced in the future.

BAX GLOBAL
The following is a table of selected financial data for BAX Global on a comparative basis:


                                          Three Months             Nine Months
                                    Ended September 30      Ended September 30
(IN THOUSANDS)                        2000        1999        2000        1999
------------------------------------------------------------------------------
Operating revenues:
  Americas (a)                  $  305,960      318,851    924,788     889,737
  International                    228,865      224,537    663,086     629,947
  Eliminations/other               (13,813)     (10,844)   (41,377)    (37,165)
------------------------------------------------------------------------------
Total operating revenues        $  521,012      532,544  1,546,497   1,482,519
------------------------------------------------------------------------------
Operating profit (loss):
  Americas (b)                  $  (12,130)      21,460    (24,368)     42,107
  International (b)                  8,209        7,612     24,469      21,676
  Other (b)                         (8,730)     (10,895)   (29,159)    (32,418)
------------------------------------------------------------------------------
Total segment profit (loss)     $  (12,651)      18,177    (29,058)     31,365
------------------------------------------------------------------------------
Depreciation and amortization   $   15,328       10,134     43,806      29,420
Cash capital expenditures           15,941       23,646     41,505      56,711
------------------------------------------------------------------------------
Worldwide expedited freight
  services:
  Revenues                      $  435,156      447,942  1,272,439   1,242,613
  Weight (million pounds)              439          459      1,312       1,298
------------------------------------------------------------------------------

(a) Includes Intra-US revenue of $153.5 million and $168.1 million for the quarters ended September 30, 2000 and 1999, respectively and $460.2 million and $461.6 million for the nine months ended September 30, 2000 and 1999, respectively.
(b) Expenses associated with major information technology projects and certain overhead costs have been reallocated in 1999 from Other to the Americas and International, respectively.


Worldwide revenues for the 2000 third quarter decreased 2% over the 1999 third quarter to $521.0 million. The operating loss in the third quarter of 2000 was $12.7 million, compared to a profit of $18.2 million in the third quarter of 1999.

Operating revenues in the third quarter of 2000 decreased $11.5 million compared to the same period of 1999, mainly due to a decrease in Americas revenues of $12.9 million (4%) which was partially offset by an increase in international revenues of $4.3 million (2%). The decrease in Americas revenues was primarily due to a decrease in domestic expedited volume partially offset by small increases in the domestic expedited yield. The International revenue increase reflects growth in the Atlantic region due to increased export volumes, and the Pacific region which continues to experience revenue increases related to supply chain management. However, the rate of revenue growth in this region is slowing as export volumes related to the high technology industry soften.

Operating results for the third quarter of 2000 declined $30.8 million compared to the same period of 1999, reflecting significantly lower performance in the Americas region partially offset by an improvement in International results. The operating loss in the Americas region was primarily the result of higher service costs for the fleet of aircraft, lower domestic expedited volume, higher administrative expenses and higher fuel costs (for both air and ground transportation) which were not covered in their entirety by fuel surcharges and hedging activities. Operating results in the Americas were also impacted by higher depreciation and amortization expense, reflecting the depreciation associated with higher expenditures on aircraft modifications in 1999 and information systems placed in service in late 1999. Additionally, the operating results in the Americas included a bad debt provision of approximately $4.5 million related to the bankruptcy filing during the quarter of a customer of the Americas operations and approximately $1.5 million associated with staff reductions related to the partial realignment of BAX Global's organizational structure, primarily at its corporate headquarters. International operating profits increased slightly due to higher yields in supply chain management and transportation services in the Pacific region, partially offset by lower results in the Atlantic region due to lower volumes and higher operating costs. Cost control efforts have been initiated in the Atlantic region during the fourth quarter of 2000.

Over the course of 2000, the operating performance of BAX Global's Americas region has been negatively impacted by soft demand and higher transportation, operating and administrative costs relative to that demand. In addition, conditions indicate that demand in the fourth quarter of 2000 will not reach 1999 levels. As such, BAX Global is continuing to evaluate alternatives directed at returning its Americas operations to profitability. Among such alternatives are ways to improve sales performance and to reduce transportation, operating and administrative expenses. Through actions taken in the third quarter, employee-related costs have already been reduced by approximately $8 million on an annualized basis. The alternatives for further cost reductions, which are still being evaluated, could affect future earnings as well as the carrying value of BAX Global's assets. At this time, and until such alternatives are finalized, it is not practicable to estimate, with certainty, the overall outcome of the alternatives or their impact, if any, on the financial position and/or results of operations of the Company. However, management currently anticipates that, at a minimum, transportation costs will be reduced by $20 million to $25 million on an annualized basis.

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

BAX Global's airline subsidiary, Air Transport International ("ATI"), reached a tentative agreement during the third quarter with the local union for the International Brotherhood of Teamsters, representing ATI's cockpit crewmembers. The Company anticipates a resolution by mid-November 2000.

Worldwide revenues for the first nine months of 2000 increased 4% over the same period of 1999 to $1.5 billion. The operating loss in the first nine months of 2000 was $29.1 million, compared to a profit of $31.4 million in the first nine months of 1999.

Operating  revenues  in the first nine months of 2000  increased  as a result of increases in both International and Americas revenues. The increase in International revenues of $33.1 million (5%) was primarily due to continued growth in the Pacific region from increased supply chain management and transportation services in the high technology industry, as well as in the Atlantic region due to an increase in export volumes. Americas revenues increased $35.1 million (4%) primarily as a result of increased export volumes. Domestic and international fuel surcharges have resulted in a small increase in yields for the first nine months of 2000. The increase in domestic expedited freight yield was partially offset by a decrease in volume.

Operating results for the first nine months of 2000 declined $60.4 million compared to the same period of 1999, reflecting significantly lower performance in the Americas region partially offset by improved International results. The operating loss in the Americas region was primarily the result of lower volumes, higher service costs for its fleet of aircraft, higher administrative costs and increases in fuel costs which were not covered in their entirety by fuel surcharges and hedging activities. Operating results in the Americas region were also impacted by higher depreciation and amortization expense, reflecting the depreciation associated with higher expenditures on aircraft modifications in 1999 and information systems placed in service in late 1999. Americas operating results also include a bad debt provision of approximately $4.5 million related to the current period bankruptcy of a customer of the America's Operations and approximately $1.5 million associated with staff reductions related to the partial realignment of BAX Global's organizational structure. International profits increased primarily due to higher yielding supply chain management and transportation services in the Pacific region. In the first nine months of 1999, the International results included a benefit of approximately $1.3 million from the reversal of excess incentive accruals. In addition, Other operating results for the first nine months of 2000 include expenses of approximately $1.3 million associated with an employment agreement with a former executive.

COAL OPERATIONS
The following is a table of selected financial data for Coal Operations on a comparative basis:


                                          Three Months             Nine Months
                                    Ended September 30      Ended September 30
(IN THOUSANDS)                        2000        1999        2000        1999
------------------------------------------------------------------------------
Coal margin                       $  2,591        4,161      2,732      14,556
Other operating income                 934        2,692      3,013       5,963
Restructuring and other credits          -          851          -         851
------------------------------------------------------------------------------
Margin and other income              3,525        7,704      5,745      21,370
------------------------------------------------------------------------------
Idle equipment and closed mines        882        2,346      2,289       6,426
Inactive employee costs              7,206        9,435     22,801      27,728
Selling, general and
  administrative (a)                 2,867        4,739     10,236      15,063
------------------------------------------------------------------------------
Total other costs and expenses (a)  10,955       16,520     35,326      49,217
------------------------------------------------------------------------------
Total segment loss (a)            $ (7,430)      (8,816)   (29,581)    (27,847)
------------------------------------------------------------------------------
Depreciation and amortization     $  5,176        8,343     16,947      23,791
Cash capital expenditures            3,843        3,178     10,030       9,704
------------------------------------------------------------------------------
Coal sales (tons):
  Metallurgical                      1,179        1,267      3,152       3,760
  Steam                              2,037        2,138      5,772       6,049
------------------------------------------------------------------------------
Total coal sales                     3,216        3,405      8,924       9,809
------------------------------------------------------------------------------
Production/purchased (tons):
  Production                         2,551        2,616      7,447       8,025
  Purchased                            442          464      1,090       1,908
------------------------------------------------------------------------------
Total                                2,993        3,080      8,537       9,933
------------------------------------------------------------------------------
Coal margin per ton               $   0.81          1.22      0.31        1.48
------------------------------------------------------------------------------

(a) Prior year selling, general and administrative costs included in operating profit for Coal Operations and Other Operations have been reclassified to conform to the current year's segment presentation.


Net sales for the third quarter of 2000 were $91.3 million, a decrease of 8% from the 1999 third quarter. Operating loss was $7.4 million in the current year's quarter compared to $8.8 million in the prior year's quarter.

Coal Operations' net sales for the third quarter of 2000 decreased by $8.1 million over the prior year's quarter, largely as a result of reduced sales volume which declined by 0.2 million tons from the 3.4 million tons sold in the third quarter of 1999. Metallurgical sales volumes declined slightly as increases in domestic metallurgical coal sales volume were partially offset by a decline in export metallurgical coal sales volume reflecting the continued softness in the export market. Steam coal sales in the third quarter of 2000 decreased by 0.1 million tons (5%) to 2.0 million tons and steam realizations declined as an above-market contract reset to market in early 2000.

The operating loss in the third quarter of 2000 compared to the same period in 1999 reflects a $1.6 million decline in total coal margin and a $1.8 million decrease in other operating income offset by decreases in idle and closed mine costs ($1.5 million), inactive employee costs ($2.2 million) and selling, general and administrative costs ($1.9 million). Operating results in the third quarter of 2000 benefited from lower pension and postretirement benefit expenses as well as lower amortization expense, primarily the result of an impairment charge recorded in the fourth quarter of 1999. Operating results for the third quarter of 1999 included a $2.4 million benefit of litigation settlements and favorable workers' compensation claim experience. In addition, operating results for the third quarter of 1999 included $0.8 million of costs associated with a salaried staff reduction.

Total coal margin for the third quarter of 2000 declined by $0.41 per ton compared to the same period of 1999. Virginia margins were negatively impacted by higher production costs due to temporary adverse mining conditions at some of the Company's mines, as well as continued softness in export markets. West Virginia steam margins improved from the same period of 1999 due to lower production costs. All operations have been impacted by higher diesel fuel prices during 2000.

Other operating income decreased $1.8 million in the third quarter of 2000 from the comparable 1999 quarter, primarily due to a favorable litigation settlement and a Federal Black Lung Excise Tax refund, all recorded during 1999.

Idle equipment and closed mine costs decreased $1.5 million in the 2000 third quarter from the comparable 1999 quarter primarily due to the idlement of the Meadow River mine in West Virginia during 1999. This mine was subsequently closed during the fourth quarter of 1999. Inactive employee costs, which represent long-term employee liabilities for pension and retiree medical costs for inactive employees, decreased 24% over the prior year's quarter as a result of lower premiums related to the Coal Industry Retiree Benefit Act of 1992 and lower pension and postretirement benefit expense. Full year pension and postretirement benefit expense for 2000 is expected to be lower than 1999 primarily due to favorable demographic changes and an increase in the discount rate from 7.0% to 7.5%.

Coal Operations net sales for the first nine months of 2000 decreased over the prior year by $28.9 million due almost entirely to reduced sales volume which declined 0.9 million tons from the 9.8 million tons sold in the first nine months of 1999. Through September 30, 2000, metallurgical coal sales volume decreased 16% or 0.6 million tons as compared to the first nine months of 1999. This volume decrease represented an increase in domestic metallurgical coal sales which was more than offset by a decrease in export metallurgical coal sales due to continued softness in export markets. Steam coal sales in the first nine months of 2000 decreased by 0.3 million tons (5%) to 5.8 million tons. In addition, steam realizations also declined as an above-market contract reset to market in early 2000.

Coal Operations generated an operating loss of $29.6 million in the first nine months of 2000 as compared to $27.8 million for the same period of 1999. This decrease in results reflects an $11.8 million decline in total coal margin and a $2.9 million decline in other operating income (as 1999 included a benefit of $2.5 million from the settlement of litigation), partially offset by decreases in idle and closed mine costs ($4.1 million), inactive employee costs ($4.9 million) and selling, general and administrative costs ($4.8 million). As noted above, operating results benefited from lower pension and postretirement benefit expenses as well as lower amortization expense in the first nine months of 2000.

Total coal margin declined by $1.17 per ton for the first nine months of 2000 compared to the same period of 1999. Virginia margins were negatively impacted by higher production costs due to temporary adverse mining conditions at some of the Company's mines as well as continued softness in export markets. West Virginia steam margins were negatively impacted by higher production costs resulting from the "mountaintop removal" controversy discussed below. All operations have been impacted by higher diesel fuel prices during 2000.

Other operating income decreased $2.9 million for the first nine months of 2000 from the comparable 1999 period primarily due to favorable litigation settlements and a Federal Black Lung Excise Tax refund all recorded during 1999.

Idle equipment and closed mine costs decreased $4.1 million in the first nine months of 2000 from the comparable 1999 period primarily due to the idlement of the Meadow River mine in West Virginia during 1999. This mine was subsequently closed during the fourth quarter of 1999. Of the $3.3 million liability recorded in the fourth quarter of 1999 for other closure costs of the Meadow River mine, approximately $2.2 million has been paid as of September 30, 2000. It is anticipated that substantially all of the remaining liability will be paid by the end of 2000. Inactive employee costs, which represent long-term employee liabilities for pension and retiree medical costs for inactive employees, decreased 18% over the same period last year as a result of slightly lower premiums related to the Coal Industry Retiree Benefit Act of 1992, lower medical benefit expense for workers on temporary lay-off primarily related to the first quarter 1999 idlement of Meadow River mine and lower pension and postretirement benefit expense.

A controversy related to a method of mining called "mountaintop removal" that began in mid-1998 in West Virginia involving an unrelated party resulted in delays in the issuance of all mining permits in West Virginia. These delays have prevented the timely issuance of several mine permits necessary for the uninterrupted mining of Vandalia Resources, Inc. ("Vandalia"), a wholly-owned subsidiary of Pittston Coal. Vandalia is actively pursuing the issuance of these permits, but when, or if, these permits will be issued is currently unknown. During the first nine months of 2000, the delay in obtaining these permits did not result in a significant number of jobs lost but did impact production efficiencies and costs by requiring mining in less productive areas. Failure to obtain approval of these permits will ultimately result in the depletion of permitted reserves. Such depletion would force the cessation of mining and the corresponding loss of jobs. Vandalia and other affected parties in West Virginia are currently exploring all legal and legislative remedies that may be available to resolve this matter.

On February 10, 1999, the US District Court for the Eastern District of Virginia entered a final judgment in favor of certain of the Company's subsidiaries, ruling that the Federal Black Lung Excise Tax ("FBLET") imposed under Section 4121 of the Internal Revenue Code is unconstitutional as applied to export coal sales and ordering a refund to the subsidiaries. A total of $0.8 million (including interest) was refunded in 1999 for the FBLET that those companies paid for the quarter ended March 31, 1997. The Company has sought refunds of the FBLET it paid on export coal sales for all open statutory periods and expects to receive such refunds for some or all of that tax paid (plus interest) pursuant to a review of claim documentation by the Internal Revenue Service. Currently, the Company expects FBLET refunds of between $12 million and $20 million (pre-tax) most of which is expected to be received before mid-2001. Due to the uncertainty of the ultimate amounts and timing of the FBLET refunds, the Company has not currently recorded a receivable for such amounts. The Company is also pursuing additional claims pending a decision by the US Supreme Court related to another Company. The ultimate amounts and timing of such additional refunds, if any, cannot be determined at this time.

Coal Operations continues cash funding for charges recorded in prior years for facility closure costs recorded as restructuring and other charges in the Statement of Operations. The following table analyzes the changes in liabilities during the first nine months of 2000 for such costs:

                                                          Employee
                                                Mine  Termination,
                                                 and       Medical
                                               Plant           and
                                             Closure     Severance
(IN THOUSANDS)                                 Costs         Costs       Total
------------------------------------------------------------------------------
Balance as of December 31, 1999           $    6,596        13,622      20,218
Payments                                         783         1,223       2,006
------------------------------------------------------------------------------
Balance as of September 30, 2000          $    5,813        12,399      18,212
------------------------------------------------------------------------------

OTHER OPERATIONS
The following is a table of selected financial data for Other Operations on a comparative basis:


                                          Three Months             Nine Months
                                    Ended September 30      Ended September 30
(IN THOUSANDS)                        2000        1999        2000        1999
------------------------------------------------------------------------------
Net sales:
  Mineral Ventures                $  4,446        3,047     12,863       9,711
  Allied Operations (a)              5,964        3,046     17,582       6,968
------------------------------------------------------------------------------
Total net sales                   $ 10,410        6,093     30,445      16,679
------------------------------------------------------------------------------
Operating profit (loss):
  Mineral Ventures                $     26       (2,002)       204      (4,030)
  Allied Operations (a) (b)          2,123        1,536      5,673       4,249
------------------------------------------------------------------------------
Total segment profit (loss)       $  2,149         (466)     5,877         219
------------------------------------------------------------------------------
Depreciation and amortization:
  Mineral Ventures                $    888          700      2,693       2,353
  Allied Operations                    360          365      1,086       1,044
------------------------------------------------------------------------------
Total depreciation and
  amortization                    $  1,248        1,065      3,779       3,396
------------------------------------------------------------------------------

Certain 1999 amounts have been restated to conform to the current year classifications.
(a) Includes timber, natural gas and equipment rebuild operations.
(b) Prior year selling, general and administrative costs included in operating profit for Coal Operations and Other Operations have been reclassified to conform to the current year's segment presentation.

Mineral Ventures generated net sales during the third quarter of 2000 of $4.5 million, a 46% increase from the $3.0 million reported in the third quarter of 1999. The increase in net sales was the result of an increase in ounces of gold sold and higher gold realizations. Ounces of gold sold increased from 10.6 thousand ounces in the third quarter of 1999 to 15.2 thousand ounces in the same period of 2000. Breakeven results were achieved in the third quarter of 2000 compared to a $2.0 million loss in the same period of 1999 reflecting an $89 per ounce (32%) decrease in the cash cost of gold sold, in addition to a $4 per ounce (1%) increase in average realization. Cash cost per ounce, in US dollar terms, was lower in the third quarter of 2000 due to the impact on unit costs of the greater production volume and, to a lesser extent, a weaker Australian dollar.

Mineral Ventures generated net sales during the first nine months of 2000 of $12.9 million, a 32% increase from the $9.7 million reported in the first nine months of 1999. The increase in net sales was the result of an increase in ounces of gold sold and higher gold realizations. Ounces of gold sold increased from 33.8 thousand ounces in the first nine months of 1999 to 42.8 thousand ounces in the same period of 2000. Operating profit for the first nine months of 2000 was $0.2 million compared to an operating loss of $4.0 million in the same period of 1999, reflecting a $50 per ounce (19%) decrease in the cash cost of gold sold, in addition to a $13 per ounce (5%) increase in average realization. Cash cost per ounce in US dollar terms was lower in the first nine months of 2000 due to increased production volume, and, to a lesser extent, a weaker Australian dollar.

Net sales from the gas, timber and equipment rebuild businesses amounted to $6.0 million and $3.0 million in the third quarter of 2000 and 1999, respectively. The improvement was primarily due to higher natural gas prices and increased revenues from timber (reflecting the start-up of the hard wood chip mill during the third quarter of 1999) and continued growth in equipment rebuilds. Operating profit from the gas, timber and equipment rebuild businesses amounted to $2.1 million and $1.5 million in the third quarters of 2000 and 1999, respectively. The increase was primarily due to increased natural gas prices, offset by lower operating profits from the timber business, reflecting start-up costs associated with the tie mill.

Net sales from the gas, timber and equipment rebuild businesses amounted to $17.6 million and $7.0 million in the first nine months of 2000 and 1999, respectively. The improvement was primarily due to the previously mentioned higher natural gas prices and increased revenues from timber and equipment rebuilds. Operating profit from the gas, timber and equipment rebuild businesses amounted to $5.7 million and $4.2 million in the first nine months of 2000 and 1999, respectively. The increase was mainly due to higher natural gas prices and related royalties as well as additional equipment rebuild business partially offset by lower operating profit from the timber business, reflecting start-up costs associated with the tie mill.

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

OTHER OPERATING INCOME, NET
Other operating income, net, which is a component of each operating segment's previously discussed operating profit, generally includes the Company's share of net earnings or losses of unconsolidated foreign affiliates, royalty income, gains and losses from foreign currency exchange and from sales of coal operating assets. Other operating income, net for the three and nine months ended September 30, 2000 was $5.4 million and $13.4 million, respectively, compared to $5.0 million and $14.3 million, respectively, in the three and nine months ended September 30, 1999. The increase in other operating income for the third quarter of 2000 as compared to the same period of 1999 was primarily due to higher net gains from foreign currency exchange and increased earnings of unconsolidated foreign affiliates partially offset by lower gains from litigation settlements at the Company's Coal Operations. Other operating income for the first nine months of 1999 includes approximately $3.5 million of gains from the settlement of litigation at Coal Operations. These gains more than offset higher royalty income, increased earnings of unconsolidated foreign affiliates and higher net gains from foreign currency exchange in the first nine months of 2000, as compared to the same period of 1999.

INTEREST EXPENSE, NET
Net interest expense increased $2.7 million (35%) and $2.8 million (12%) in the third quarter and first nine months of 2000 as compared to the same periods of 1999. This increase was predominantly due to higher average borrowings and higher US interest rates. Interest costs on borrowings under the new credit agreement are expected to increase due to an increase in the average borrowing costs of approximately 80 to 90 basis points on an annualized basis.

OTHER INCOME/EXPENSE, NET
Other income/expense, net for the three and nine months ended September 30, 2000 was expense of $1.5 million and $0.6 million, respectively, compared to income of $0.1 million and expense of $0.2 million, respectively, for the three and nine months ended September 30, 1999. The $1.6 million additional expense for the three-month period was primarily due to an increase in minority interest expense (due to improved results of consolidated subsidiaries), lower net gains on the sale of assets and lower foreign currency net translation gains. The $0.4 million additional expense for the nine month period includes a $1.9 million gain on an investment held by Coal Operations recorded in the first quarter of 2000, which was more than offset by an increase in minority interest expense (due to improved results of consolidated affiliates), lower gains on the sale of assets and lower foreign currency net translation gains.

INCOME TAXES
In both the 2000 and 1999 periods presented, the provision for income taxes was less than the statutory federal income tax rate of 35% primarily due to the tax benefits of percentage depletion and lower taxes on foreign income, partially offset by provisions for goodwill amortization and state income taxes.

The difference in the effective tax rate for the nine month periods ended September 30, 2000 and 1999 is primarily a result of the change in the Company's reporting entities due to the elimination of the tracking stock capital structure. Under the prior reporting structure, a separate effective tax rate was estimated for each Group and was applied to each Group's year-to-date pretax earnings. The quarterly tax provision reflected in the consolidated financial statements of the Company was a combination of the three Group's tax provisions. This resulted in quarterly (not annual) fluctuations in the consolidated tax rate. However, with the elimination of the tracking stock capital structure, the Company reports its results of operations as one entity and a consolidated effective tax rate is computed. As a result, the effective tax rate is expected to be relatively consistent from quarter to quarter, exclusive of the impact of the potential coal sale or other extraordinary or currently unanticipated items.

                               FINANCIAL CONDITION

CASH FLOW REQUIREMENTS
Net cash provided by operating activities during the first nine months of 2000 totaled $178.3 million compared with $212.8 million in the first nine months of 1999. This decrease resulted primarily from lower earnings combined with a small increase in the cash required to fund working capital, partially offset by slightly higher non-cash charges. The small increase in cash required to fund working capital was primarily due to additional working capital requirements at BAX Global, offset by a reduction in working capital requirements at Brink's and a decrease in coal inventories at Coal Operations. Non-cash charges were impacted by higher depreciation (primarily at BAX Global), lower heavy maintenance expense and lower pension expense which primarily reflects a decrease in service cost due to favorable demographic changes and an increase in the discount rate from 7.0% to 7.5%. Both pension and postretirement medical expenses are expected to continue at levels lower than last year, through the end of 2000.

INVESTING ACTIVITIES
Cash capital expenditures for the first nine months of 2000 were $164.0 million, down from $197.0 million in the comparable period of 1999. Of the 2000 cash capital expenditures, $54.0 million was spent by Brink's, $54.6 million was spent by BHS, $41.5 million was spent by BAX Global, and $13.2 million was spent by Natural Resource Operations. Lower cash capital expenditures in the first nine months of 2000 versus the same period of 1999 were primarily due to lower levels of spending at BHS for customer installations, at BAX Global for aircraft modifications and at Brink's for IT expenditures. For the full year of 2000, company-wide cash capital expenditures are projected to range between $215 and $225 million. The foregoing amounts exclude expenditures that have been or are expected to be financed through capital leases and any acquisition expenditures. Net cash used in investing activities for the first nine months of 2000 also includes approximately $2.2 million of cash proceeds relating to the sale of an investment held by the Company's Coal Operations and $3.8 million of cash used to fund other acquisitions (primarily at Brink's).

During the first nine months of 2000, heavy maintenance expenditures of $41.8 million decreased $9.7 million over the same period in 1999. This decrease was primarily due to increased efforts to control spending and a reduced number of planes in the fleet.

FINANCING
The Company intends to fund cash capital expenditures through cash flow from operating activities or through operating leases if the latter are financially attractive. Any additional funding that may be required will be financed through the Company's revolving credit agreements or other borrowing arrangements.

Net cash used by financing activities was $7.4 million for the first nine months of 2000, compared with net cash provided of $15.8 million for the same period in 1999. Activities in 1999 included higher net borrowings used primarily to finance the purchase of the Company's Preferred Stock. The 2000 levels reflected repayments under the Facility (described below) due primarily to excess borrowings at December 31, 1999 as well as repayments of a portion of the debt of Brink's France and Venezuela.

On October 3, 2000, the Company entered into a $370 million credit agreement with a syndicate of banks to replace the then existing $350 million credit agreement that was due to expire in May 2001. The new credit agreement includes a $185 million three year revolving credit facility and a $185 million short-term revolving credit facility, both of which permit additional borrowings, repayments and reborrowings up to the maximum. Interest costs under the new credit agreement are expected to increase primarily due to an increase in the average borrowing costs of approximately 80 to 90 basis points on an annualized basis. Among the covenants in the new credit agreement are covenants that limit the Company's maximum allowable indebtedness and provide for minimum coverage of interest costs. The maturity dates of the short-term and long-term portions of the credit agreement are October 2, 2001 and October 3, 2003, respectively.

Prior to entering into the new credit agreement and through September 30, 2000, the Company had a $350 million credit agreement with a syndicate of banks (the "Facility"). The Facility included a $100 million term loan and also permitted additional borrowings, repayments and reborrowings of up to an aggregate of $250 million. As of September 30, 2000 and December 31, 1999, borrowings of $100 million were outstanding under the term loan portion of the Facility and $181.1 million and $185 million, respectively, of additional borrowings were outstanding under the remainder of the Facility.

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


(PER SHARE PRICES)                Brink's Stock      BAX Stock  Minerals Stock
------------------------------------------------------------------------------
Ten day average price*                $   18.92      $    7.98       $    1.34
Exchange factor                            1.00           1.15            1.15
------------------------------------------------------------------------------
Fair Market Value, as defined*        $   18.92      $    9.17       $    1.54
Exchange ratio                              N/A         0.4848          0.0817
------------------------------------------------------------------------------
Closing prices:
  December 3, 1999                    $  18.375      $ 10.0625       $   1.125
  December 6, 1999                       21.500        10.1250           1.625
------------------------------------------------------------------------------

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

Shares issued to holders of BAX Stock and Minerals Stock (excluding those shares issued to the Trust) were distributed as follows:


                                                      Holders of    Holders of
(IN MILLIONS EXCEPT PER SHARE PRICES)                 BAX Stock   Minerals Stock
--------------------------------------------------------------------------------

Shares outstanding on January 13, 2000                   19.5          9.3

Brink's Stock issued pursuant to the Exchange:
  Based on 100% of Fair Market Value                      8.2          0.7
  Based on 15% of Fair Market Value                       1.2          0.1
--------------------------------------------------------------------------------
Total shares issued on January 14, 2000                   9.4          0.8
Brink's Stock closing price per share
  - December 3, 1999                                 $ 18.375       18.375
--------------------------------------------------------------------------------
Value as of December 3, 1999 of Brink's
  Stock issued pursuant to the Exchange              $  173.5         13.9
--------------------------------------------------------------------------------

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

Under the share repurchase programs authorized by the Board, the Company purchased shares in the periods presented:


                                          Three Months             Nine Months
(DOLLARS IN MILLIONS,               Ended September 30      Ended September 30
SHARES IN THOUSANDS)                 2000         1999       2000         1999
------------------------------------------------------------------------------
Pittston Common Stock:
  Shares                                -         N/A            -        N/A
  Cost                            $     -         N/A            -        N/A
Brink's Stock:
  Shares                              N/A           -          N/A      100.0
  Cost                            $   N/A           -          N/A        2.5
Convertible Preferred Stock:
  Shares                              8.2           -          8.2       83.9
  Cost                            $   2.2           -          2.2       21.0
Excess carrying amount (a)        $   1.7           -          1.7       19.2
------------------------------------------------------------------------------

(a) The excess of the carrying amount of the Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") over the cash paid to holders for repurchases made during the periods. This amount is deducted from preferred dividends in the Company's Consolidated Statement of Operations.

In March 1999, the Company purchased 0.08 million shares (or 0.8 million depositary shares) of its Convertible Preferred Stock for $21.0 million and in September 2000, the Company purchased .008 million shares (or .08 million depositary shares) of its Convertible Preferred Stock for $2.2 million. The Convertible Preferred Stock is convertible into Pittston Common Stock and has an annual dividend rate of $31.25 per share. Preferred dividends included on the Company's Consolidated Statement of Operations for the three and nine months ended September 30, 2000 and the three months ended March 31, 1999 are net of $1.7 million and $19.2 million, respectively, which is the excess of the carrying amount of the Convertible Preferred Stock over the cash paid to the holders of the Convertible Preferred Stock.

As of September 30, 2000, the Company had the remaining authority to purchase over time 0.9 million shares of Pittston Common Stock and an additional $5.4 million of its Convertible Preferred Stock. The remaining aggregate purchase cost limitation for all common stock was $22.2 million as of September 30, 2000.

DIVIDENDS
The Board intends to declare and pay dividends, if any, on Pittston Common Stock based on the earnings, financial condition, cash flow and business requirements of the Company.

During the first nine months of 2000, the Board declared and the Company paid cash dividends of 7.50 cents per share of Pittston Common Stock. During the first nine months of 1999, the Board declared and the Company paid cash dividends of 7.50 cents per share of Brink's Stock, 18.00 cents per share of BAX Stock and 2.50 cents per share of Minerals Stock. Dividends paid on the Convertible Preferred Stock in the first nine months of 2000 and 1999 were $0.7 million and $1.3 million, respectively.

PENDING ACCOUNTING CHANGES
Staff Accounting Bulletin ("SAB") No. 101, which provides interpretive guidance on applying generally accepted accounting principles to revenue recognition in financial statements will be implemented by the Company in the fourth quarter of 2000. The Company is currently assessing SAB No. 101 as well as written guidance regarding its implementation which was issued in late October 2000. As such, no final determination has been made whether the SAB will materially impact (positively or negatively) the reported results of the Company. It is anticipated that the impact,  if any, related to the  implementation  of SAB No.
101 would only affect BHS and would be recorded as a change in accounting principle as of January 1, 2000, as is called for in the SAB.

Emerging Issues Task Force ("EITF") No. 00-10 "Accounting for Shipping and Handling Fees and Costs" will be implemented by the Company in the fourth quarter of 2000. EITF no. 00-10 will require the Company's Coal Operations to begin reporting fees charged for certain shipping and handling activity on a disaggregated basis (i.e. separately report the associated revenues and costs) whereas such fees are currently being netted against gross sales to arrive at reported net sales. The implementation of this EITF will not impact the operating profit or net income of the Company as it will increase sales and costs of sales by equivalent amounts.

FORWARD LOOKING INFORMATION
Certain of the matters discussed herein, including statements regarding the impact at BHS of growth in new distribution channels and certain initiatives on the net cost of marketing, sales and installation costs and their impact on profitability in the future, the potential impact of SAB No. 101 on BHS' operations, BAX Global's evaluation of alternatives to further reduce costs and the effect on future earnings and the carrying value of BAX Global's assets or on the financial position and/or the results of operations of the Company, reductions in transportation costs at BAX Global, fourth quarter demand for BAX Global's services, financing alternatives, the anticipated resolution of BAX Global's ATI's negotiations with the local Teamsters Union, benefits expense, issuance of mining permit approvals, payment of liabilities associated with the closure of the Meadow River mine, changes in foreign exchange rates, projections about effective tax rates, the amount and timing of anticipated FBLET refunds, market risk and capital spending, expectations that EITF No. 00-10 will not impact the operating profit or net income of the Company, increased borrowing costs of the Company, the sale of coal assets (including the likely date of the sale) and the recording of losses relating thereto involve forward looking information which is subject to known and unknown risks, uncertainties, and contingencies which could cause actual results, performance or achievements, to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the Company, include, but are not limited to, overall economic and business conditions in the United States and other countries, the demand for the Company's products and services, the success of new distribution channels at BHS, the effective implementation of BHS initiatives related to the net cost of marketing, sales and installation, the ultimate outcome of the Company's analysis of SAB No. 101 and EITF No. 00-10, the results of BAX Global's evaluation of alternatives to further reduce costs, the effective implementation of BAX Global's initiatives to reduce overall operating costs, the vote on the tentative agreement between ATI and the local Teamsters Union, pricing and other competitive factors in the industry, geological conditions, new government regulations and/or legislative initiatives, variations in costs or expenses, variations in the prices of coal, the timing and outcome of the Internal Revenue Service administrative process dealing with FBLET as well as decisions to be made by the Supreme Court, the timing and ultimate outcome of selling coal assets, the amount of Company borrowings, demographic changes and increases or decreases in discount rates related to benefits expense, delays in the issuance of mining permits and the ability of counterparties to perform.

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
------      --------------------------------

(a)   Exhibits:

      Exhibit
      Number
      -------

      10 $370,000,000 Credit Agreement, dated as of October 3, 2000, among the Registrant, as Borrower, Certain of Its Subsidiaries, as Guarantors, Various Lenders and Fleet National Bank and Chase Manhattan Bank as Co-Syndication Agents and Bank of America, N.A., as Administrative Agent

      27    Financial Data Schedule

(b)   There were no reports on Form 8-K filed during the third quarter of 2000.

                                    SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  THE PITTSTON COMPANY



November 7, 2000                         By      /S/ ROBERT T. RITTER
                                           -------------------------------------
                                                    Robert T. Ritter
                                                    (Vice President -
                                                Chief Financial Officer)