Form 10-K405
period 2000-12-31
PITTSTON CO
filed 2001-03-28
CIK 78890

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                 FORM 10-K
  (Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 2000

                               OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____________ to ____________ Commission file number 1-9148


                           THE PITTSTON COMPANY
          (Exact name of registrant as specified in its charter)


             Virginia                                                      54-1317776
  (State or other jurisdiction of                                      ( I. R. S. Employer
  incorporation or organization)                                        Identification No.)

          P.O. Box 18100,
        1801 Bayberry Court
         Richmond, Virginia                                                  23226-8100
(Address of principal executive offices)                                     (Zip Code)

  Registrant's telephone number,
       including area code                                                 (804) 289-9600

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

                              Yes [X]     No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 1, 2001, there were issued and outstanding 51,777,782 shares of Pittston Brink's Group Common Stock. The aggregate market value of such stocks held by nonaffiliates, as of that date, was $1,003,079,068.

         Documents incorporated by reference: Part I, Part II and Part IV incorporate information by reference from the Annual Report of the Company for the year ended December 31, 2000. Part III incorporates information by reference from portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A.

-------------------------------------------------------------------------------
PART I
-------------------------------------------------------------------------------
ITEMS 1 AND 2. BUSINESS AND PROPERTIES
-------------------------------------------------------------------------------

The Pittston Company

As used herein, the "Company" includes The Pittston Company except as otherwise indicated by the context. The Company is comprised of four operating segments and one discontinued segment. The four operating segments are Brink's, Incorporated ("Brink's"), Brink's Home Security, Inc. ("BHS"), BAX Global Inc. ("BAX Global") and Other Operations, which consists of Pittston Mineral Ventures ("Mineral Ventures") and the Company's timber and gas operations (collectively, "Allied Operations"). The discontinued segment is Pittston Coal Operations ("Coal Operations").

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

On December 6, 1999, the Company announced that its Board of Directors (the "Board") approved the elimination of the tracking stock capital structure by an exchange of all outstanding shares of Minerals Stock and BAX Stock for shares of Brink's Stock (the "Exchange"). The Exchange took place on January 14, 2000 (the "Exchange Date"). On the Exchange Date, holders of Minerals Stock received
0.0817 shares of Brink's Stock for each share of their Minerals Stock; and holders of BAX Stock received 0.4848 shares of Brink's Stock for each share of their BAX Stock. See Note 10 of the Company's consolidated financial statements for additional information concerning the Exchange on pages 44 through 46 of the Company's 2000 Annual Report, which are incorporated herein by reference. From and after the Exchange Date, Brink's Stock is the only outstanding class of common stock of the Company and continues to trade on the New York Stock Exchange under the symbol "PZB". Prior to the Exchange Date, the Brink's Stock reflected the performance of the Brink's Group only; after the Exchange Date, the Brink's Stock reflects the performance of the Company as a whole. Shares of Brink's Stock after the Exchange are hereinafter referred to as "Pittston Common Stock".

In addition, on December 6, 1999, the Company announced its intention to exit the coal business. During the fourth quarter of 2000, the Company formalized its plan of disposal and, as such, the operating results of Coal Operations are reported as discontinued operations as of December 31, 2000.

Financial information related to the Company's segments is included in Note 14 of the Company's consolidated financial statements on pages 51 through 52 of the Company's 2000 Annual Report, which are incorporated herein by reference. The information set forth with respect to "Business and Properties" is as of December 31, 2000 except where an earlier or later date is expressly stated. Nothing herein should be considered as implying that such information is correct as of any date other than December 31, 2000, except as so stated or indicated by the context.

Activities relating to the Brink's segment are carried on by Brink's, Incorporated and its subsidiaries and certain affiliates and associated companies in foreign countries (together, "Brink's"). Activities relating to the BHS segment are carried on by Brink's Home Security, Inc. and its subsidiaries (together, "BHS"). Activities relating to the BAX Global segment are carried on by BAX Global Inc. and its subsidiaries and certain affiliates and associated companies in foreign countries (together, "BAX Global"). Activities relating to Other Operations are carried on by Pittston Mineral Ventures Company and its subsidiaries and certain affiliates (together, "Mineral Ventures") and Pittston's timber and gas operations (together, "Allied Operations").

The Company has a total of approximately 49,400 employees.

BUSINESS AND SECURITY SERVICES

The business and security services businesses of the Company consist of Brink's, Brink's Home Security and BAX Global.

Brink's

General

The major activities of Brink's are contract-carrier armored car, automated teller machine ("ATM"), air courier (global services), coin wrapping, and currency and deposit processing services. Brink's serves customers through 149 branches in the United States and 39 branches in Canada. Service is also provided through subsidiaries, affiliates and associated companies in 52 countries outside the United States and Canada. These international operations contributed approximately 49% of Brink's total reported 2000 operating profit. Brink's ownership interest in subsidiaries and affiliated companies ranges from 20% to 100%. In some instances local laws limit the extent of Brink's interest.

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

Brink's armored car services include transportation of money from industrial and commercial establishments to banks for deposit, and transportation of money, securities and other negotiable items and valuables between commercial banks, central banks, such as the US Federal Reserve Banks and their branches and correspondents, and brokerage firms. Brink's also transports new currency, coins and precious metals for a number of central banks throughout the world. For transporting money and other valuables over long distances, Brink's offers a combined armored car and air courier service linking many cities around the world. Except for a subsidiary in Venezuela, Brink's does not own or operate any aircraft, but uses regularly scheduled or chartered aircraft in connection with its air courier services.

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

Brink's operates a worldwide specialized diamond and jewelry transportation business and has offices in the major diamond and jewelry centers of the world, including London, Antwerp, Tel Aviv, Hong Kong, New York, Bombay, Bangkok, Tokyo and Arezzo, Italy.

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

Brink's International operations, which accounted for approximately 56% of its revenues in 2000, operate in three regions: Europe, Latin America and Asia/Pacific. In Europe, wholly owned subsidiaries of Brink's operate in France, Germany, the United Kingdom and the Netherlands and, in the diamond and jewelry transportation business, in Belgium, Italy and Russia. Brink's has a 70% interest in subsidiaries in Israel and Morocco, a 50.05% interest in a subsidiary in Greece and a 51% interest in a subsidiary in Switzerland. Brink's also has ownership interests ranging from 45% to 50% in affiliates and subsidiaries operating in Belgium, Ireland, Jordan and Luxembourg. Wholly owned subsidiaries operate in South Africa, the United Arab Emirates and Turkey. In Latin America, wholly owned subsidiaries operate in Brazil, Puerto Rico and Bolivia. Brink's owns a 61% interest in a subsidiary in Venezuela, a 74% interest in a subsidiary in Chile, a 51% interest in a subsidiary in Argentina, a 58% interest in a subsidiary in Colombia and a 20% interest in a Mexican company which operates one of the world's largest security transportation services with over 1,500 armored vehicles. Brink's also has 49% and 36% ownership interests in affiliates operating in Panama and Peru, respectively. In the Asia/Pacific region, wholly owned subsidiaries of Brink's operate in Australia and Taiwan, and majority owned subsidiaries operate in Hong Kong (90% owned), Japan (81% owned) and Singapore (60% owned). Brink's has minority interests in affiliates in India, Pakistan and Thailand ranging from 40% to 49%. Brink's also operates representative offices in China, Vietnam and the Philippines.

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

Competition

Brink's is the oldest and largest armored car service company in the United States as well as a market leader in most of the countries in which it operates. The foreign subsidiaries, affiliates and associates of Brink's compete with numerous armored car and courier service companies in many areas of operation. In the United States, Brink's presently competes nationally with one company and regionally and locally with many smaller companies. Although the cost of service is, in many instances, the controlling factor in obtaining and retaining customers. Brink's believes that its service, high quality insurance coverage and company reputation (including the name "Brink's") are important competitive advantages. While Brink's cost structure is generally competitive, certain competitors of Brink's have lower costs primarily as a result of lower wage and benefit levels.

See also "Government Regulation" below.

Service Mark, Patents and Copyrights

BRINKS is a registered service mark in the United States and certain foreign countries. The BRINKS mark, name and related marks are of material significance to Brink's business. Brink's owns patents with respect to certain coin sorting and counting machines and armored truck design. Patents related to coin sorting machines expire in 2007 and patents related to counting machines expire in 2008. In addition, Brink's has a patented integrated service called CompuSafe'r' service that expires in 2018. CompuSafe(R) service has been designed to streamline the handling and management of cash receipts.

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

Government Regulation

The operations of Brink's are subject to regulation by the United States Department of Transportation with respect to safety of operation and equipment and financial responsibility. Intrastate operations in the United States and intraprovince operations in Canada are subject to regulation by state and by Canadian and provincial regulatory authorities, respectively. Brink's International operations are regulated to varying degrees by the countries in which they operate.

Employee Relations

At December 31, 2000, Brink's and its subsidiaries had approximately 11,300 employees in North America, of whom approximately 2,600 were classified as part-time employees. In the United States, two locations (ten employees) are covered by collective bargaining agreements. At December 31, 2000, Brink's was a party to two United States and twelve Canadian collective bargaining agreements with various local unions covering approximately 1,600 employees, most of whom are employees in Canada and members of unions affiliated with the International Brotherhood of Teamsters. Negotiations are continuing on one agreement that expired in 2000 and two agreements expiring in 2001. The remaining agreements will expire after 2001. At December 31, 2000, Brink's had approximately 24,200 employees outside North America. Brink's believes that its employee relations are satisfactory.

Properties

In the United States and Canada, Brink's owns 29 branch offices and holds under lease an additional 159 branch offices, located in 38 states, the District of Columbia and nine Canadian provinces. Such branches generally include office space and garage or vehicle terminals, and serve not only the city in which they are located but also nearby cities. Brink's corporate headquarters in Darien, Connecticut, is held under a lease expiring in 2005, with an option for an early termination in 2003. The leased branches include 120 facilities held under long-term leases, while the remaining 39 branches are held under short-term leases or month-to-month tenancies.

Brink's owns or leases, in the United States and Canada, approximately 2,500 armored vehicles, 300 panel trucks and 200 other vehicles that are primarily service cars. In addition, approximately 5,200 Brink's-owned safes are located on customers' premises. The armored vehicles are of bullet-resistant construction and are specially designed and equipped to afford security for crew and cargo. Brink's subsidiaries and affiliated and associated companies located outside the United States and Canada operate from approximately 500 owned or leased branches with approximately 5,000 owned or leased armored vehicles.

Brink's Home Security ("BHS")

General

BHS is primarily engaged in the business of marketing, selling, installing, monitoring and servicing electronic security systems in owner-occupied, single-family residences. At December 31, 2000, BHS had approximately 675,200 systems under monitoring contracts, including sites for approximately 82,000 new subscribers added since December 31, 1999. BHS services more than 100 metropolitan areas in 42 states, the District of Columbia and two western provinces in Canada. BHS believes that it is the fourth largest provider of residential monitored security service in North America.

BHS maintains a very high focus on delivering quality service in key areas of its sales, installation and monitoring operations, including all major aspects of its customer service functions. BHS believes that this commitment to quality is reflected in its customer retention rate, believed to be the highest in the industry among the major security service companies.

BHS's typical security system installation consists of sensors and other devices which are installed at a customer's premises. The equipment is designed to signal intrusion, fire, medical and other alerts. When an alarm is triggered, a signal is sent by telephone line or wireless communication to BHS's central monitoring station in Irving, Texas, a suburb of Dallas. The monitoring station holds an Underwriters' Laboratories, Inc. ("UL") listing. A backup monitoring center in Carrollton, Texas, helps protect against a catastrophic event at the primary monitoring center. In the event of an emergency, such as fire, tornado, major interruption in telephone or computer service, or any other calamity affecting the primary facility, monitoring operations can be transferred to the backup facility.

BHS creates most of its new residential subscriber relationships through its in-house marketing, sales and installation functions. BHS markets its alarm systems primarily through advertising, inbound telemarketing and a field sales force directly employed by the company. BHS employees install and service the systems from local BHS branches. Subcontractors are utilized on occasion in some service areas. BHS does not manufacture any of the equipment used in its security systems; instead, it purchases such equipment from a limited number of suppliers. Equipment inventories are maintained at each branch office.

BHS has established an authorized dealer program to expand the company's geographic coverage and leverage the company's national advertising. During 2000, the dealer program accounted for less than 5% of installations and, as of December 31, 2000, approximately 26 dealers were actively participating in the program. BHS requires that its dealers install the same line of equipment as is installed by its own branches, and adhere to the same installation quality standards.

In addition to creating subscriber relationships through its branch and dealer networks, BHS develops new residential subscribers through its Brink's Home Technologies division and its multi-family housing program. Brink's Home Technologies markets residential security systems, as well as a variety of low-voltage security, home networking, communications and entertainment options, directly to major home builders. BHS has begun working with multi-family housing developers and operators to provide monitored security to individuals and families residing in apartment and condominium complexes.

Although its core business is focused on the monitoring of residential security systems, BHS installs and monitors commercial security systems on a limited basis. Additionally, BHS has developed a licensing program by which it will license the Brink's or BHS name. Examples include licenses to distributors of security products (padlocks, home safes, etc.) offered for sale to consumers through major retail chains.

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

Regulation

BHS and its personnel are subject to various Federal, state and local consumer protection, licensing and other laws and regulations. BHS's business relies upon the use of telephone lines to communicate signals, and telephone companies are currently regulated by both the Federal and state governments. Regulation of the installation and monitoring of fire detection devices has also increased in several local markets. BHS's wholly owned Canadian subsidiary, Brink's Home Security Canada Limited, is subject to the laws of Canada, British Columbia and Alberta.

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

Competition

BHS competes in most major metropolitan markets in the United States and several markets in western Canada through its company branch operations or its authorized dealer program. BHS believes that its share of the North American market for monitored single-family home security systems is between 4% and 5% of new installations.

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

There has been substantial competitive pressure on installation fees in recent years. Several significant competitors offer installation prices which match or are less than BHS prices; however, many of the small local competitors in BHS markets continue to charge significantly more for installation. Competition in every market is based on a variety of factors including, but not limited to, price, product quality, company reputation, service quality, and warranty terms. Competitive pressure on monitoring rates, while less intense than on installation fees, is still substantial. The monitoring rates offered by BHS are generally comparable to the rates offered by other major security companies.

The Federal Telecommunications Reform Act of 1996 contains provisions specific to the alarm industry, including a five-year waiting period prior to market entry for regional Bell operating companies ("RBOCs") not already providing alarm service. With the expiration of the prohibition in February 2001, RBOCs may become significant competitors in the home alarm business.

Employees

BHS has approximately 2,300 employees, none of whom is covered by a collective bargaining agreement. BHS believes that its employee relations are satisfactory.

Properties

BHS operates from 57 leased offices and warehouse facilities located throughout the United States and two leased offices in Canada. All premises protected by BHS alarm systems are monitored from the central monitoring station in Irving, Texas. The central monitoring station is leased for a seven-year term ending in 2005, inclusive of renewals. This facility is also occupied by administrative, technical and marketing services personnel who support branch operations. The lease for the backup monitoring center in Carrollton, Texas, expires in 2002. BHS leases all of the 1,178 vehicles used for installation and servicing of its security systems.

BHS retains ownership of nearly all of the approximately 675,200 systems currently under contract. When a current customer cancels monitoring services and does not move, BHS either disables the system or removes the equipment, in either case fully reserving any remaining book value of the equipment; retaining ownership helps prevent another alarm company from providing services using BHS security equipment. On the other hand, when a current customer cancels monitoring services because of a move, the retention of ownership of the equipment facilitates the marketing of monitoring services to the new homeowner.

BHS has two patents on its Model #2000 Control Panel and Keypad which expire in 2012 and 2018.

BAX Global

General

BAX Global is a transportation and supply chain management company offering multi-modal freight forwarding to business-to-business shippers through a global network. In North America, BAX Global is able to provide overnight, second day and deferred freight delivery, and internationally it is engaged in time-definite air and sea delivery, freight forwarding, supply chain management services and international customs brokerage. In conducting its forwarding business, BAX Global generally picks up or receives freight shipments from its customers, consolidates the freight of various customers into shipments for common destinations, arranges for the transportation of the consolidated freight to such destinations (using either commercial carriers or, in the case of most of its United States, Canadian and Mexican shipments, its own transportation fleet and hub sorting facilities) and, at the destinations, distributes the consolidated shipments and effects delivery to consignees. For international shipments, BAX Global also frequently acts as customs broker, facilitating the clearance of goods through customs at international points of entry. BAX Global provides transportation customers with supply chain management services and operates more than 40 logistics warehouse and distribution facilities in key world markets.

BAX Global specializes in developing supply chain management programs for companies wanting to quickly enter new global markets or consolidate regional activity. It concentrates on providing service to customers with significant supply chain management needs, such as manufacturers of computer and electronics equipment. BAX Global offers its customers a variety of products and pricing solutions for their shipment needs, such as guaranteed overnight delivery, second-day delivery or delivery within one to three business days in North America. A variety of ancillary services, such as shipment tracking, inventory control and management reports are also provided. Internationally, BAX Global offers a similar variety of services including ocean forwarding, door-to-door delivery and standard and expedited freight services.

BAX Global has the ability to provide freight service to all North American business communities as well as to virtually all foreign countries through its network of company-operated stations and agent locations in 123 countries. The pickup and delivery of freight are accomplished principally by independent contractors. BAX Global markets its services primarily through its direct sales force and also employs other marketing methods, including print media advertising and direct marketing campaigns.

BAX Global's freight business has tended to be seasonal, with a significantly higher volume of shipments generally experienced during March, June and the period August through December than during the other periods of the year. The lowest volume of shipments has generally occurred in January and February.

Including United States export and import revenue, BAX Global's international operations accounted for approximately 71% of its revenues in 2000. Intra-US revenues accounted for 29% of total revenues in 2000.

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

BAX Global's computer system, ARGUS, is a worldwide communications and information system which, among other things, provides worldwide tracking and tracing of shipments and various data for management information reports, enabling customers to improve efficiency and control costs. BAX Global also utilizes an image processing system to centralize domestic airbill and related document storage in BAX Global's computers for automated retrieval by any BAX Global office.

Aircraft Operations

On April 30, 1998, the Company acquired the privately held Air Transport International LLC ("ATI"). ATI is a US-based freight and passenger airline which operates a certificated fleet of DC-8 aircraft providing services to BAX Global, the US Government Air Mobility Command, and other customers. ATI provides North American lift service in the BAX Global system and domestic and international lift service for the US Government Air Mobility Command and other charter customers.

BAX Global utilizes a fleet of twenty-five leased or contracted aircraft primarily providing regularly scheduled service, throughout the United States and certain destinations in Canada and Mexico, from its freight sorting hub in Toledo, Ohio. BAX Global's fleet is also used for charters and to serve other international markets from time to time. The fleet and hub are primarily dedicated to providing next-day service to or from domestic, Canadian and Mexican locations. Besides providing lift capacity to BAX Global, ATI also services other customers, primarily the US military, using four leased and two owned planes, five of which are combi-configuration planes.

The following is a summary of the aircraft fleet as of March 2001. This summary excludes ten planes subject to the BAX Global restructuring plan of which four are owned planes that have been taken out of service and placed for sale, three are planes under lease or contract that terminate early 2001, and three are planes under leases that have been grounded:

                      Commercial Cargo      Combi
                           System       Configuration      Total
----------------------------------------------------------------------
Leased or Contracted:
   DC-8                      13               3             16
   727                       13               -             13
----------------------------------------------------------------------
Total Leased or Contracted   26               3             29
----------------------------------------------------------------------
Owned:
   DC-8                       -               2              2
----------------------------------------------------------------------
Total Owned:                  -               2              2
----------------------------------------------------------------------
Total Planes (a)             26               5             31
======================================================================

(a) Of the 26 planes in the commercial cargo system, 25 are fully dedicated to BAX Global as opposed to other customers serviced by ATI.

The aircraft in combi configuration (designed to carry cargo and passengers) are utilized for US Government Air Mobility Command missions. The three which are not owned are held under leases for terms expiring between January 2002 and September 2003. At December 31, 2000, BAX Global had seventeen DC-8 cargo aircraft (including those subject to the restructuring plan) under leases for terms primarily expiring between January 2001 and July 2003. Thirteen 727 cargo aircraft were under contract at December 31, 2000, for terms ranging between one and two years. Based on the current state of the aircraft leasing market, BAX Global believes that it should be able to renew these leases or enter into new leases on terms reasonably comparable to those currently in effect.

The nightly lift capacity in operation at December 31, 2000, excluding the capacity related to planes that were subject to BAX Global's restructuring plan, was approximately 1.4 million pounds, calculated on an average freight density of 7.5 pounds per cubic foot. BAX Global's nightly lift capacity varies depending upon the number and type of planes operated by BAX Global at any particular time. Including trucking capacity available to BAX Global, the aggregate daily cargo capacity at December 31, 2000, was approximately 2.3 million pounds.

For aircraft owned or held under long-term lease, ATI is generally responsible for all the costs of operating and maintaining the aircraft, including any special maintenance or modifications which may be required by Federal Aviation Administration ("FAA") regulations or orders (see "Government Regulation" below). In 2000, ATI had cash outlays totaling approximately $50 million on routine heavy maintenance of its aircraft fleet.

The average airframe age of the fleet operated by ATI is 33 years, however, the condition of particular aircraft is dependent on their maintenance history. Factors other than age, such as cycles (essentially the number of flights) can have a significant impact on an aircraft's serviceability. Generally, cargo aircraft tend to have fewer cycles than passenger aircraft over comparable time periods because they have fewer flights per day and longer flight segments.

Fuel costs are a significant element of the total costs of operating BAX Global's aircraft fleet. For each one cent per gallon increase or decrease in the price of jet fuel, BAX Global's airline operating costs may increase or decrease approximately $50 thousand per month. In order to protect against price increases in jet fuel, from time to time BAX Global enters into hedging and other agreements, including swap contracts, options and collars.

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

Over the course of 2000, the operating performance of BAX Global's Americas region was negatively impacted by lower than expected demand and higher transportation, operating and administrative costs relative to that lower demand. As such, BAX Global evaluated alternatives directed at returning its Americas operations to profitability, including ways to improve sales performance and to reduce transportation, operating and administrative expenses. During the fourth quarter of 2000, BAX Global finalized a restructuring plan aimed at reducing the capacity and cost of its airlift capabilities in the US as well as reducing station operating expenses, sales costs and overhead in the Americas and Atlantic regions, including:

o The removal of 10 planes from the fleet, 9 of which were dedicated to providing lift capacity in BAX Global's commercial cargo system.

o    The closure of 9 operating stations and realignment of domestic operations.

o The reduction of employee-related costs at BAX Global and ATI through the elimination of approximately 300 full-time positions including aircraft crew and station operating, sales and business unit overhead positions.

In addition, certain Atlantic region operations were streamlined in order to reduce overhead costs and improve overall performance in that region. The Atlantic region restructuring efforts involved severance costs and station closing costs in the UK, Denmark, Italy and South Africa. Approximately 50 positions were eliminated, most of which were positions at or above manager level.

The following is a summary of the charges incurred in the fourth quarter related to the restructuring:

                                 Americas    Atlantic     Total
(In thousands)                    Region      Region    BAX Global
---------------------------------------------------------------------
Fleet related charges             $49,702          -      49,702
Severance costs                     1,130      1,148       2,278
Station and other closure costs     3,777      1,730       5,507
---------------------------------------------------------------------
Total restructuring charge (a)    $54,609      2,878      57,487
=====================================================================

(a) Includes noncash charges of $45,180. Substantially all severance costs are expected to be paid out before June 30, 2001. Other cash charges primarily include contractual commitments for aircraft and facilities, approximately two-thirds of which are expected to be paid out during 2001, with the remainder expected to be paid out by the end of 2002.

Customers

BAX Global's customer base includes thousands of industrial and commercial shippers, both large and small. The industries they represent include the automotive, aerospace, healthcare, high technology, retail and other industries where rapid delivery of high-value products is required. In 2000, no single customer accounted for more than 5% of BAX Global's total worldwide revenues. BAX Global has a long-term, noncancellable services contract with a major airline which expires at the end of 2001.

Competition

The air and ocean freight forwarding and supply chain management industries have been and are expected to remain highly competitive. The principal competitive factors in the market are price, the ability to provide consistently fast and reliable delivery of shipments and the ability to provide ancillary services such as warehousing, distribution, shipment tracking and sophisticated information systems and reports. There is aggressive price competition in the heavy freight market, particularly for the business of high volume shippers. BAX Global competes with other integrated transportation companies that operate their own fleet, as well as with air freight forwarders, premium LTL carriers, express delivery services, passenger airlines and other transportation companies. Domestically, BAX Global also competes with package delivery services provided by ground transportation companies, including trucking firms and surface freight forwarders, that offer specialized time specific services within limited geographical areas. As a freight forwarder to, from and within international markets, BAX Global also competes with government-owned or subsidized passenger airlines and ocean shipping companies. In supply chain management services, BAX Global competes with many third party logistics providers.

Government Regulation

The air transportation industry is subject to Federal regulation under the Federal Aviation Act of 1958, as amended ("FAA"), and pursuant to that statute, the Department of Transportation (the "DOT") may exercise regulatory authority over BAX Global. ATI operates an FAA-certificated fleet which is subject to such regulations. In addition, ATI is subject to FAA regulations since it is an airline. BAX Global's Toledo, Ohio, hub operations are also subject to the direction of the FAA.

BAX Global is subject to other various requirements and regulations in connection with the operation of its motor vehicles, including certain safety regulations promulgated by the DOT and state agencies.

Employee Relations

BAX Global and its subsidiaries have approximately 10,100 employees worldwide, of whom about 1,500 are classified as part-time. Approximately 130 of these employees (principally customer service, clerical and/or dock workers) in BAX Global's stations at John F. Kennedy Airport, New York, Secaucus, New Jersey, and Minneapolis, Minnesota are represented by labor unions, that in most cases are affiliated with the International Brotherhood of Teamsters. In November 2000, flight crewmembers employed by ATI (captains, first officers and flight engineers), represented for purposes of collective bargaining by the International Brotherhood of Teamsters, ratified an initial collective bargaining agreement which covers a 42 month period. As of December 31, 2000, approximately 180 of these flight crewmembers were employed by ATI. Other employees are not represented by any labor organization. BAX Global successfully negotiated contracts in 2000 with the clerical union at John F. Kennedy Airport, as well as the dock union at Minneapolis, Minnesota. BAX Global did not experience any significant strike or work stoppage in 2000 and considers that its employee relations are satisfactory.

Most of BAX Global's cartage operations are conducted by independent contractors. However, in 2000 BAX Global elected to insource cartage in three south central division locations.

Properties

BAX Global operates 251 (99 domestic and 152 international) stations with BAX Global personnel, and has agency agreements with an additional 237 (49 domestic and 188 international) stations. These stations are located near primary shipping areas, generally at or near airports. BAX Global-operated domestic stations, which generally include office space and warehousing facilities, are located in 44 states, the District of Columbia and Puerto Rico. BAX Global-operated international facilities are located in 32 countries. Most stations serve not only the city in which they are located, but also nearby cities and towns. Nearly all BAX Global-operated stations are held under lease. The Hub in Toledo, Ohio, is held under a lease expiring in 2019, with rights of renewal for three five-year periods. Other facilities, including the corporate headquarters in Irvine, California, are held under leases having terms of one to ten years.

BAX Global owns or leases, in the United States and Canada, a fleet of 44 automobiles as well as 150 vans and trucks utilized in station work or for hauling freight between airport facilities and BAX Global's stations.

NATURAL RESOURCES

The Company's continuing natural resources businesses ("Other Operations") include Pittston's timber and natural gas businesses (collectively, "Allied Operations") and Mineral Ventures that mines and explores for gold.

Allied Operations

Through its Allied Operations, the Company owns non-coal properties, such as land, hardwood forests and natural gas reserves. The oil and gas rights are managed by an indirect wholly-owned subsidiary of the Company that, in general, invests in and receives royalty income from gas development and operations. As of December 31, 2000, including royalty interests, net proven developed natural gas reserves located in Virginia and West Virginia approximated 55.8 Bcf. Allied Operations' wood products subsidiary receives income from the sale of timber, the operation of a high grade sawmill that produces 7 million board feet annually, the operation of a railroad tie mill facility that produces 9.2 million board feet of ties (approximately 230 thousand ties) and 6.6 million board feet of lumber annually, and the operation of a hardwood chip mill that produces 250 thousand tons annually of hardwood chips for the pulp and paper industry. The Company owns approximately 225 thousand surface acres of land including approximately 125 thousand acres of saw timber grade hardwood forests, mostly in Virginia, comprising approximately 435 million board feet.

Mineral Ventures

Mineral Ventures' business is directed at locating and acquiring mineral assets, developing advanced stage projects and operating mines. Mineral Ventures continued to evaluate gold projects in North America and Australia throughout 2000. During the fourth quarter of 2000, the decision was made to discontinue exploration activities in Nevada. In 2000, Mineral Ventures expended approximately $5.0 million on all exploration and operational activities.

Mineral Ventures has a 50% direct interest in the Stawell gold mine ("Stawell") located in Western Victoria, Australia. The remaining 50% interest in Stawell is owned by Mining Project Investors ("MPI"). In addition, Mineral Ventures has a 45.1% undiluted (40.1% fully diluted) ownership interest in its joint venture partner MPI. The Stawell gold mine produced approximately 114,500 ounces of gold in 2000. Mineral Ventures estimates that on December 31, 2000, the Stawell gold mine had approximately 455,000 ounces of proven and probable gold reserves.


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

DISCONTINUED OPERATIONS

The Company's Coal Operations has been reported as a discontinued operation as of December 31, 2000 due to the Company's formal plan to exit the business. The following is a brief description of that business.

Coal Operations

General

Coal Operations is primarily engaged in the mining, preparation and marketing of coal, the purchase of coal for resale, and the sale or leasing of coal lands to others. Through Coal Operations, the Company produces coal from approximately 23 company or contractor operated surface and deep mines located in Virginia, West Virginia and eastern Kentucky for consumption in the steam and metallurgical markets. Steam coal is sold primarily to utilities and industrial customers located in the eastern United States. Metallurgical coal is sold to steel and merchant coke producers primarily located in the United States, Western Europe, the Mediterranean basin and Brazil. Coal Operations has substantial reserves of low sulphur coal, much of which can be produced from lower cost surface mines. Moreover, it has a significant share of the premium quality metallurgical coal reserves in the United States, along with other high quality feed stock seams in demand by the coke and steel-making industry.

Production

The following table indicates the tonnage of coal purchased and produced by Coal Operations for the years ended 2000, 1999 and 1998.

                                         Years Ended December 31
(In thousands of tons)                   2000      1999     1998
-------------------------------------------------------------------
Produced                                9,805    10,620   12,852
Purchased                               1,524     2,346    3,536
-------------------------------------------------------------------
Total                                  11,329    12,966   16,388
===================================================================

Sales

The following table indicates the approximate tonnage of coal sold by Coal Operations in the years ended December 31, 2000, 1999 and 1998 in the domestic (United States and Canada) and export markets:

                                         Years Ended December 31
(In thousands of tons)                   2000      1999     1998
-------------------------------------------------------------------
Domestic                                9,272     9,360   10,906
Export                                  2,679     3,488    5,831
-------------------------------------------------------------------
Total sold                             11,951    12,848   16,737
===================================================================


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

Federal, state and local authorities strictly monitor the sulphur dioxide and particulate emissions from electric power plants served by Coal Operations. In 1990, Congress enacted the Clean Air Act Amendments of 1990 that, among other things, permit utilities to use low sulphur coals in lieu of constructing expensive sulphur dioxide removal systems. The Company believes this should have a favorable impact on the marketability of Coal Operations' extensive reserves of low sulphur coals. However, the Company cannot currently predict the timing or extent of such favorable impact.

Mine Health and Safety Laws

The coal operating companies included within Coal Operations are generally liable under federal laws requiring payment of benefits to coal miners with pneumoconiosis ("black lung"). Further, the Coal Operations' subsidiaries are subject to the federal black lung excise tax ("FBLET") on domestic coal sales imposed by the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended by the Black Lung Benefits and Revenue Amendments Act of 1981, the Consolidated Omnibus Budget Reconciliation Act of 1985 and the Omnibus Budget Reconciliation Act of 1987. On February 10, 1999, the US District Court of the Eastern District of Virginia entered a final judgment in favor of certain of the Company's subsidiaries, ruling that the Federal Black Lung Excise Tax ("FBLET") imposed under Section 4121 of the Internal Revenue Code is unconstitutional as applied to export coal sales and ordering a refund to the subsidiaries. A total of $0.8 million (including interest) was refunded in 1999 for the FBLET that those companies paid for the quarter ended March 31, 1997. The Company has sought refunds of the FBLET it paid on export coal sales for all open statutory periods and expects to receive such refunds for some or all of that tax paid (plus interest) pursuant to a review of claim documentation by the Internal Revenue Service. Due to the uncertainty of the ultimate amounts to be received, which it estimates could range from $12 million to $20 million (pretax), and timing of the FBLET refunds, the Company has not currently recorded a receivable for such amounts in its estimate of operating losses during the sale period. The Company is also pursuing additional claims pending a decision by the US Supreme Court related to another company. The ultimate amounts and timing of such additional refunds, if any, cannot be determined at this time.

Although the Company would not be currently liable for a multi-employer pension plan withdrawal liability associated with its planned exit from the coal business, it could, under certain circumstances, become liable for such obligations during the sale process. Such liability, if any, is subject to several factors, the effects of which cannot be predicted at this time. Those factors include funding and benefit levels of the plans and the ultimate timing and form of the sale transactions. Accordingly, the Company has not recorded a withdrawal liability in the determination of the estimated loss on disposal.

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

Health Benefit Act

In October 1992, the Coal Industry Retiree Health Benefit Act of 1992 (the "Health Benefit Act") was enacted as part of the Energy Policy Act of 1992. The Health Benefit Act established rules for the payment of future health care benefits for thousands of retired union mine workers and their dependents. The Health Benefit Act established a trust fund to which "signatory operators" and "related persons", including the Company and certain of its subsidiaries (collectively, the "Pittston Companies"), are jointly and severally liable to pay annual premiums for assigned beneficiaries, together with a pro rata share for certain beneficiaries who never worked for such employers ("unassigned beneficiaries"), including, in the Company's case, the Pittston Companies in amounts determined on the basis set forth in the Health Benefit Act. In October 1993 and at various times in subsequent years, the Pittston Companies have received notices from the Social Security Administration (the "SSA") with regard to the assigned beneficiaries for which the Pittston Companies are responsible under the Health Benefit Act. In addition, the Health Benefit Act requires the Pittston Companies to fund, pro rata according to the total number of assigned beneficiaries, a portion of health benefits for unassigned beneficiaries. At this time, the funding for such health benefits is being provided from another source; the statutory authorization to obtain such funds is currently scheduled to cease by 2005. In the determination of the Pittston Companies' ultimate obligation under the Health Benefit Act, such funding has been taken into consideration.

Prior to December 31, 2000, the Company accounted for its obligations under the Health Benefit Act as a participant in a multi-employer benefit plan and thus, recognized the annual cost of these obligations on a pay-as-you-go basis. For 2000, 1999 and 1998, cash payments for such amounts were approximately $9.0 million, $10.4 million and $9.6 million, respectively. Pursuant to its formal plan to exit the coal business, the Company recorded its estimated undiscounted liability relating to such obligations at December 31, 2000 as a $161.7 million one-time charge to the net loss from discontinued operations. Such obligations, if discounted at 7.5%, would provide a present value estimate of approximately $80 million. The Company currently estimates that the annual cash funding under the Health Benefit Act for the Pittston Companies' assigned beneficiaries will continue at about the same annual level for the next several years and should begin to decline thereafter as the number of such assigned beneficiaries decreases.

In addition, under the Health Benefit Act, the Pittston Companies are jointly and severally liable for certain postretirement health benefits for thousands of additional retired union mine workers and their dependents under plans provided by the Company. Substantially all of the Company's accumulated postretirement benefit obligation for retirees of $325.7 million as of December 31, 2000 relates to such retired workers and their beneficiaries.

The ultimate costs that will be incurred by the Company under the Health Benefit Act and its postretirement medical plans could be significantly affected by, among other things, the rate of inflation for medical costs, changes in the number of beneficiaries, governmental funding arrangements and such federal health benefit legislation of general application as may be enacted.

The Company acts as self-insurer with respect to almost all black lung benefits. Provision is made for estimated benefits based on annual reports prepared by outside actuaries. The excess of the present value of expected future benefits over the accumulated book reserves is recognized over the amortization period. Cumulative actuarial gains or losses are calculated periodically and amortized on a straight-line basis. Prior to December 31, 2000, assumptions used in the calculation of the actuarial present value of black lung benefits were based on actual retirement experience of the Company's coal employees, black lung claims incidence, actual dependent information, industry turnover rates, actual medical and legal cost experience and projected inflation rates. As of December 31, 2000, certain assumptions were modified to reflect the planned sale of Coal Operations. As of December 31, 2000 and 1999, the actuarially determined discounted value of estimated future black lung benefits was approximately $47 million and $49 million, respectively. The amount expensed (credited) to operations for federal and state black lung benefits was $5.3 million in 2000, $5.1 million in 1999 and ($0.6) million in 1998. In 1998, the black lung credit was favorably impacted by the amortization of actuarial gains.

The Company has established a Voluntary Employees' Beneficiary Association ("VEBA") which is intended to tax efficiently fund certain retiree medical liabilities primarily for retired coal miners and their dependents. The VEBA may receive partial funding from the proceeds of the planned sale of the Company's coal business as well as other sources over time. The Company contributed $15.0 million to the VEBA in December 1999. As of December 31, 2000, the balance of the VEBA was $15.9 million.

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

Coal Operations owns a 32.5% interest in Dominion Terminal Associates ("DTA"), which leases and operates a ground storage-to-vessel coal transloading facility in Newport News, Virginia. DTA has a throughput capacity of 22.0 million tons of coal per year and ground storage capacity of 2.0 million tons. A portion of Coal Operations' share of the throughput and ground storage capacity of the DTA facility is subject to user rights of third parties, which pay Coal Operations a fee. The DTA facility serves export customers, as well as domestic coal users located on the eastern seaboard of the United States.

MATTERS RELATING TO FORMER OPERATIONS

In April 1990, the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ("Tankport") in Jersey City, New Jersey, which operations were sold in 1983. Under the settlement agreement, the Company is obligated to pay 80% of the remediation costs. Based on data available to the Company and its environmental consultants, the Company estimates its portion of the future actual clean-up costs, on an undiscounted basis, using existing technologies to be between $6.0 million and $9.5 million. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties, which include the extent of the contamination at the site, the permitted technologies for remediation and the regulatory standards by which the clean-up will be conducted. The clean-up estimates have been modified from prior years' in light of cost inflation, the application of new technologies and certain assumptions the Company is making with respect to the end use of the property. The estimate of costs and the timing of payments could change as a result of changes to the remediation plan required, changes in the technology available to treat the site, unforeseen circumstances existing at the site and additional cost inflation.

The Company commenced insurance litigation in 1990, in the United States District Court for the District of New Jersey, seeking a declaratory judgment that all amounts payable by the Company pursuant to the Tankport obligation were reimbursable under comprehensive general liability and pollution liability policies maintained by the Company. The Company was able to conclude settlement with all of its insurers without a trial. Taking into account the proceeds from the settlement with its insurers, it is the Company's belief that the ultimate amount that it would be liable for related to the remediation of the Tankport site will not have a significant adverse impact on the Company's results of operations or financial position.

Forward Looking Information

Certain of the matters discussed herein, including statements regarding increased competition in the home alarm business by regional Bell operating companies, the possibility that police departments may refuse to respond to calls from alarm companies and the necessity that BHS use a private response force, the ability of BAX Global to renew certain aircraft leases or enter into new leases on reasonably comparable terms, the timing of the payment of charges related to BAX Global's restructuring, reductions by BAX Global of the dedicated cargo fleet, the highly competitive nature the air and ocean freight forwarding and supply chain management industries, the amount of proven and probable gold reserves in the Stawell gold mine, the amount of natural gas reserves, the outcome of BAX Global's plans to reduce capacity and cost of its airlift capabilities in the US and to reduce station operating expenses, sales costs and overhead in the Americas and Atlantic regions, the amount and timing of FBLET refunds, the competitive position of Coal Operations, costs of long-term benefit obligations including black lung expenses, projections about market risk, environmental clean-up estimates, Health Benefit Act expenses and the timing of funding and source of funds for the VEBA involve forward looking information which is subject to known and unknown risks, uncertainties, and contingencies which could cause actual results, performance or achievements, to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the Company, include, but are not limited to, strategic decisions by the regional Bell operating companies, the incidence of false alarms, the market for airplanes, the actual amount of gold reserves in the Stawell gold mine, the actual amount of natural gas reserves held by Allied Operations, the position taken by the Internal Revenue Service with respect to the timing and amount of FBLET refunds, overall economic and business conditions, foreign currency exchange rates, the demand for the Company's products and services, the timing and ultimate outcome of the sale of the coal assets, initiatives to control costs and increase profitability, pricing and other competitive industry factors, fuel prices, new government regulations and/or legislative initiatives, issuance of permits, judicial decisions, variations in costs or expenses including interest rates, variations in the spot prices of coal and the ability of counterparties to perform.

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

The Pittston Company and Subsidiaries
Executive Officers of the Registrant

The following is a list as of March 15, 2001, of the names and ages of the executive and other officers of Pittston and the names and ages of certain officers of its subsidiaries, indicating the principal positions and offices held by each. There is no family relationship between any of the officers named.

Name                         Age        Positions and Offices Held                                     Held Since
------------------------------------------------------------------------------------------------------------------
Executive Officers:
Michael T. Dan                50        President and Chief Executive Officer                            1998
                                        Chairman of the Board                                            1999
James B. Hartough             53        Vice President-Corporate Finance and Treasurer                   1988
Frank T. Lennon               59        Vice President-Human Resources and Administration                1985
Austin F. Reed                49        Vice President, General Counsel and Secretary                    1994
Robert T. Ritter              49        Vice President and Chief Financial Officer                       1998

Other Officers:
Amanda N. Aghdami             32        Controller                                                       1997
Arthur E. Wheatley            58        Vice President and Director of Risk Management                   1988

Subsidiary Officers:
Joseph L. Carnes              43        President of BAX Global Inc.                                     2000
Thomas W. Garges, Jr.         61        President and Chief Executive Officer of Pittston Coal Company   1999
Richard Hickson               44        President of Brink's, Incorporated                               2000
Peter A. Michel               58        President and Chief Executive Officer of Brink's Home            1988
                                        Security, Inc.
==================================================================================================================

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

Mr. Ritter joined The Pittston Company as Vice President and Chief Financial Officer in August of 1998. From June 1996 to July 1998, he served as Chief Financial Officer of WLR Foods, Inc. He was a private investor and financial consultant from April 1995 to May 1996 and was Treasurer at American Cyanamid Company from March 1991 to January 1994 and Controller from February 1994 to March 1995.

Messrs. Hartough, Lennon, Reed and Wheatley have served in their present positions for more than the past five years.

Ms. Aghdami was elected to her current position on November 7, 1997. She joined The Pittston Company in September 1996 as Manager of Financial Reporting. Prior to September 1996, she was an Audit Manager with Ernst & Young LLP.

Mr. Carnes was elected President of BAX Global inc. in May 2000. He joined BAX Global as President - US and Canada in September 1999. Prior to joining BAX Global, he served as Executive Vice President, North America for Fritz Companies Inc. where he was employed from 1987 - 1999.

Mr. Hickson was elected President of Brink's, Incorporated in November 2000. He had served as Vice President and Managing Director of Brink's Europe from June 1999, and joined the Brink's organization as Managing Director - Brink's Limited U.K. in February 1998. Prior to joining Brink's, Mr. Hickson served as a Consultant from October 1995 to February 1998, and Chief Executive Officer for Holmes Protection Group, Inc. USA where he was employed from February 1990 to August 1995.

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

On December 6, 1999, the Company announced that its Board of Directors approved the elimination of the tracking stock capital structure by an exchange of all outstanding shares of Minerals Stock and BAX Stock for shares of Brink's Stock (the "Exchange"). The Exchange took place on January 14, 2000 (the "Exchange Date"). On the Exchange Date, holders of Minerals Stock received 0.0817 shares of Brink's Stock for each share of their Minerals Stock; and holders of BAX Stock received 0.4848 shares of Brink's Stock for each share of their BAX Stock. See Note 10 to the Company's consolidated financial statements for additional information concerning the Exchange on pages 44 through 46 of the Company's 2000 Annual Report, which are incorporated herein by reference. From and after the Exchange Date, Brink's Stock is the only outstanding class of common stock of the Company and continues to trade on the New York Stock Exchange under the symbol "PZB". Prior to the Exchange Date, the Brink's Stock reflected the performance of the Brink's Group only; after the Exchange Date, the Brink's Stock reflects the performance of the Company as a whole. Shares of Brink's Stock after the Exchange are hereinafter referred to as "Pittston Common Stock".

Reference is made to pages 56 and 57 of the Company's 2000 Annual Report which is incorporated herein by reference, for information required by this item.

On January 18, 2001, the Company issued $75 million of Senior Notes ("Notes") in a private placement. The Notes are comprised of $55 million of 7.84% Senior Notes, Series A, due in 2007, and $20 million of 8.02% Senior Notes, Series B, due in 2008. The Notes were offered and sold solely to a limited number of institutional investors and were exempt from registration under Section 4(2) of the Securities Act of 1933. Proceeds were used to repay borrowings under a bank credit facility.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------------------------------------------------------
Reference is made to pages 58 through 59 of the Company's 2000 Annual Report which is incorporated herein by reference, for information required by this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS
-------------------------------------------------------------------------------

Reference is made to pages 6 through 22 of the Company's 2000 Annual Report which is incorporated herein by reference, for information required by this item.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------------------------------------------------------------------------------

Reference is made to pages 23 through 56 of the Company's 2000 Annual Report which is incorporated herein by reference, for information required by this item.

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

-------------------------------------------------------------------------------
PART III
-------------------------------------------------------------------------------
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------------------------

The information required by this Item regarding directors is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2000. The information regarding executive officers is included in this report following Item 4, under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------------------------------

The information required by Items 11 through 13 is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2000.

-------------------------------------------------------------------------------
PART IV
-------------------------------------------------------------------------------
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------

(a)      1.      All financial  statements - see index to financial
                 statements and schedules.

         2.      Financial  statement  schedules  - see  index  to

         3.      Exhibits - see exhibit index.

-------------------------------------------------------------------------------
(b) No reports on Form 8-K were filed during the fourth quarter of 2000.

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

The Pittston Company and Subsidiaries

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2001.

                                             The Pittston Company
                                         -----------------------------
                                                 (Registrant)


                                     By     /s/  M. T. Dan
                                        -----------------------------------
                                                 (M. T. Dan,
                                           Chairman, President and
                                          Chief Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 28, 2001.


      Signatures                                 Title
  -----------------                            ----------
  R. G. Ackerman*                               Director
  Betty C. Alewine*                             Director
  J. R. Barker*                                 Director
  Marc C. Breslawsky*                           Director
  J. L. Broadhead*                              Director
  W. F. Craig*                                  Director

  /s/ M. T. Dan                           Chairman, President and
  --------------------                  Chief Executive Officer
  (M. T. Dan)                        (principal executive officer)


  G. Grinstein*                                 Director
  R. M. Gross*                                  Director

  /s/ R. T. Ritter                            Vice President
  --------------------                and Chief Financial Officer
  (R. T. Ritter)            (principal financial officer and principal accounting officer)


  C. S. Sloane*                                 Director

 *By  /s/ M. T. Dan
      -------------
      (M. T. Dan,
      Attorney-in-Fact)

The Pittston Company and Subsidiaries

Index to Financial Statements and Schedules

Financial Statements:

The consolidated financial statements of The Pittston Company, listed in the index below which are included in the Company's 2000 Annual Report for the year ended December 31, 2000, are incorporated herein by reference. With the exception of the pages listed in the index below and the information incorporated by reference included in Parts I, II and IV, the 2000 Annual Report of the Shareholders is not deemed filed as part of this report.

PITTSTON ANNUAL REPORT

     Management's Discussion and Analysis of Results of
       Operations and Financial Condition.................  6-22
     Independent Auditors' Report.........................    23
     Consolidated Balance Sheets..........................    24
     Consolidated Statements of Operations................ 25-26
     Consolidated Statements of Shareholders' Equity......    27
     Consolidated Statements of Cash Flows................    28
     Notes to Consolidated Financial Statements........... 29-56
     Selected Financial Data ............................. 58-59

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

2(ii)    Share Purchase Agreement, dated as of January 27, 1998, between Brink's
         Security International, Inc., acting as Purchaser, and Generale de
         Transport et D'Industrie, acting as Seller. Exhibit 10(v) to the Registrant's Annual Report on Form 10-K for the year ended December 31,
         1998 (the "1998 Form 10-K").

2(iii)   Shareholders' Agreement, dated as of January 10, 1997, between Brink's
         Security International, Inc., and Valores Tamanaco, C.A. Exhibit 10(w) to the 1998 Form 10-K.

3(i)     The Registrant's Articles of Correction to its Articles of
         Incorporation. Exhibit 3(i) to the Registrant's Quarterly Report on
         Form 10-Q for the quarter ended March 31, 1998.

3(ii) The Registrant's Bylaws, as amended through July 14, 2000. Exhibit 3(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
         June 30, 2000.

4(a)     (i)    Amended and Restated Rights Agreement dated as of January 14,
                2000 (the "Rights Agreement"), between the Registrant and Bank
                Boston, N.A., as Rights Agent.

         (ii)   Form of Right Certificate for Rights.

         Instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries have been omitted because the amount of debt under any such instrument does not exceed 10% of the total assets of the Registrant and its consolidated subsidiaries. The
         Registrant agrees to furnish a copy of any such instrument to the Commission upon request. Exhibit 4(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form
         10-K").

10(a)*   The Key Employees' Incentive Plan, as amended. Exhibit 10(a) to the
         1998 Form 10-K.

10(b)* The Key Employees' Deferred Compensation Program, as amended and restated as of January 14, 2000. Exhibit 10(b) to the 1999 Form 10-K.

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

         (iii)   Amendment No. 1 to Trust Agreement, dated as of August 18,
                 1999. Exhibit 10(c)(iii) to the 1999 Form 10-K.

         (iv)    Trust Agreement under the Pension Equalization Plan, Retirement
                 Plan for Non-Employee Directors and Certain Contractual
                 Arrangements of The Pittston Company made as of September 16,
                 1994, by and between the Registrant and Chase Manhattan Bank
                 (National Association), as Trustee. Exhibit 10(I) to the
                 Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (filed November 14, 1994 - File No.
                 1-9148) (the "Third Quarter 1994 Form 10-Q").

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

10(d)* The Registrant's Executive Salary Continuation Plan. Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the year ended December
         31, 1991 (filed March 26, 1991 - File No. 1-9148) (the "1991 Form
         10-K").

10(e)* The Registrant's Non-Employee Directors' Stock Option Plan, as amended and restated as of January 14, 2000. Exhibit 10(e) to the 1999 Form
         10-K.

10(f)*   The Registrant's 1988 Stock Option Plan, as amended and restated as of
         January 14, 2000. Exhibit 10(f) to the 1999 Form 10-K.

10(g)*   The Pittston Company Management Performance Improvement Plan. Exhibit
         10(g) to the 1999 Form 10-K.

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

10(j)*   (i)       Registrant's Retirement Plan for Non-Employee Directors, as
                   amended. Exhibit 10(g) to the Third Quarter 1994 Form 10-Q.

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

10(l)* Registrant's Directors' Stock Accumulation Plan, as amended and restated as of January 14, 2000. Exhibit 10(l) to the 1999 Form 10-K.

10(m)*   Registrant's Amended and Restated Plan for Deferral of Directors' Fees.
         Exhibit 10(o) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 (filed March 24, 1990 - File No. 1-9148).

10(n)    (i)       Lease dated as of April 1, 1989, between Toledo-Lucas County
                   Port Authority (the "Authority"), as Lessor, and Burlington,
                   as Lessee. Exhibit 10(i) to the Registrant's Quarterly Report
                   on Form 10-Q for the quarter ended June 30, 1989 (filed
                   August 11, 1989 - File No. 1-9148) (the "Second Quarter 1989
                   Form 10-Q").

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

         (vi) First Supplement to Lease dated as of January 1, 1990, between the Authority and Burlington, as Lessee. Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990 (filed May 15, 1990 - File No.
                   1-9148).

         (vii)     Revised and Amended Second Supplement to Lease dated as of
                   September 1, 1990, between the Authority and Burlington.
                   Exhibit 10(i) to the Registrant's Quarterly Report on Form
                   10-Q for the quarter ended September 30, 1990 (filed November
                   13, 1990 - File No. 1-9148) (the "Third Quarter 1990 Form
                   10-Q").

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

         (x)       First Supplemental Indenture between Toledo-Lucas County Port
                   Authority, and Society National Bank, as Trustee, dated as of March 1, 1994. Exhibit 10.1 to the Registrant's Quarterly
                   Report on Form 10-Q for the quarter ended March 31, 1994
                   (filed

                   May 12, 1994 - File No. 1-9148) (the "First Quarter 1994
                   Form 10-Q").


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

         (xiii)    Fifth Supplement to Lease between Toledo-Lucas County Port
                   Authority, as Lessor, and Burlington Air Express Inc., as
                   Lessee, dated as of December 1, 1996. Exhibit 10(r)(xiii) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

10(o)    $370,000,000 Credit Agreement, dated as of October 3, 2000, among the
         Registrant, as Borrower, Certain of Its Subsidiaries, as Guarantors,
         Various Lenders and Fleet National Bank and Chase Manhattan Bank as
         Co-Syndication Agents and Bank of America, N.A., as Administrative
         Agent. Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

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

10(q)*   Executive Agreement dated as of May 4, 1998, between the Registrant and
         M. T. Dan. Exhibit 10(b) to the Third Quarter 1998 Form 10-Q.

10(r)* Executive Agreement dated as of August 7, 1998, between the Registrant and R. T. Ritter. Exhibit 10(c) to the Third Quarter 1998 Form 10-Q.

10(s)* Severance Agreement dated as of August 7, 1998, between the Registrant and R. T. Ritter. Exhibit 10(d) to the Third Quarter 1998 Form 10-Q.

10(t)    Trust Agreement for The Pittston Company Employee Welfare Benefit
         Trust. Exhibit 10(t) to the 1999 Form 10-K.

10(u)    (i)     Note Purchase Agreement dated as of January 18, 2001, between the Registrant and the Purchasers listed on Schedule A
                 thereto.

         (ii)    Form of Series A Promissory Note.

         (iii)   Form of Series B Promissory Note.

10(v)    (i)     Receivables Purchase Agreement dated as of December 15, 2000, among BAX Funding Corporation, BAX Global Inc., Liberty Street
                 Funding Corp. and the Bank of Nova Scotia.

         (ii) Purchase and Sale Agreement dated as of December 15, 2000, among the Originators named therein, BAX Funding Corporation and BAX Global Inc.

13       2000 Annual Report of the Registrant.

21       Subsidiaries of the Registrant.

23       Consent of independent auditors.

24       Powers of attorney.

99*      (a)     Amendment to Registrant's Pension-Retirement Plan relating to preservation of assets of the Pension-Retirement Plan upon a change in control. Exhibit 99 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (filed March
                 20, 1993 - File No. 1-9148).

-----------------
*Management contract or compensatory plan or arrangement.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                      [THIS PAGE INTENTIONALLY LEFT BLANK]


                          STATEMENT OF DIFFERENCES
                          ------------------------

The section symbol shall be expressed as ............................. 'SS'
The registered trademark symbol shall be expressed as.................  'r'