Form 10-Q
period 2001-03-31
PITTSTON CO
filed 2001-05-14
CIK 78890

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q




           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001
                                               --------------

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ________


                          Commission file number 1-9148




                               THE PITTSTON COMPANY
                              ---------------------
            (Exact name of registrant as specified in its charter)



                Virginia                                     54-1317776
   -------------------------------                       ---------------
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








Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of May 1, 2001, 51,767,497 shares of $1 par value Pittston Brink's Group Common Stock were outstanding.


                         PART I - FINANCIAL INFORMATION
                      THE PITTSTON COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    March 31      December 31
                                                        2001             2000
------------------------------------------------------------------------------
                                                 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                         $   97,936           97,751
Accounts receivable (net of estimated
  uncollectible amounts:
  2001 - $39,957; 2000 - $39,803)                    519,816          560,118
Prepaid expenses and other current assets             60,301           57,876
Deferred income taxes                                 79,922           81,408
Current assets of discontinued operations             18,002           16,473
------------------------------------------------------------------------------
Total current assets                                 775,977          813,626
Property, plant and equipment, (net of accumulated
  depreciation and amortization:
  2001 - $577,870; 2000 - $563,073)                  819,000          831,557
Intangibles, net of accumulated amortization         234,962          232,969
Deferred pension assets                              117,345          118,381
Deferred income taxes                                229,221          229,693
Other assets                                         145,775          141,936
Noncurrent assets of discontinued operations         110,308          110,547
------------------------------------------------------------------------------
Total assets                                      $2,432,588        2,478,709
------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                             $   87,992           51,003
Current maturities of long-term debt                  20,800           34,378
Accounts payable                                     277,597          315,956
Accrued liabilities                                  452,531          493,236
Current liabilities of discontinued operations         4,595            3,734
------------------------------------------------------------------------------
Total current liabilities                            843,515          898,307

Long-term debt, less current maturities              315,361          311,418
Postretirement benefits other than pensions          399,395          401,093
Workers' compensation and other claims                84,485           85,116
Deferred revenue                                     125,411          123,831
Deferred income taxes                                 17,156           16,654
Other liabilities                                    140,931          142,225
Noncurrent liabilities of discontinued operations     23,750           24,242
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, par value $10 per share:
  Authorized: 2,000 shares $31.25
  Series C Cumulative Convertible Preferred Stock;
  Issued and outstanding: 2001 - 21 shares;
  2000 - 21 shares                                       214              214
Pittston Brink's Group Common Stock, par
  value $1 per share:
  Authorized: 100,000 shares; Issued and
  outstanding:2001 - 51,767 shares;
  2000 - 51,778 shares                                51,767           51,778
Capital in excess of par value                       348,083          348,752
Retained earnings                                    189,746          182,525
Accumulated other comprehensive loss (Note 5)        (91,523)         (82,020)
Employee benefits trust, at market value             (15,703)         (25,426)
------------------------------------------------------------------------------
Total shareholders' equity                           482,584          475,823
------------------------------------------------------------------------------
Total liabilities and shareholders' equity        $2,432,588        2,478,709
------------------------------------------------------------------------------

SEE ACCOMPANYING UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                      THE PITTSTON COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                       Quarter Ended March 31
                                                              2001       2000
------------------------------------------------------------------------------

Operating revenues                                    $    898,498    920,601
Net sales                                                    9,829      9,183
------------------------------------------------------------------------------
Operating revenues and net sales                           908,327    929,784

Costs and expenses:
Operating expenses                                         771,312    778,533
Cost of sales                                                8,609      7,730
Selling, general and administrative expenses               107,195    114,192
------------------------------------------------------------------------------
Total costs and expenses                                   887,116    900,455
Other operating income, net                                  4,216      2,970
------------------------------------------------------------------------------
Operating profit (Note 7)                                   25,427     32,299
Interest income                                              1,092        643
Interest expense                                            (8,875)    (9,884)
Other income (expense), net (Note 8)                        (3,676)       307

Income from continuing operations before
  income taxes and cumulative effect of
  change in accounting principle                            13,968     23,365
Provision for income taxes                                   5,238      8,926
------------------------------------------------------------------------------
Income from continuing operations before
  cumulative effect of change in accounting principle        8,730     14,439
Loss from discontinued operations,
  net of tax (Note 10)                                           -     (4,483)
------------------------------------------------------------------------------
Income before cumulative effect of change
  in accounting principle                                    8,730      9,956
Cumulative effect of change in accounting principle,
  net of tax (Note 9)                                            -    (51,952)
------------------------------------------------------------------------------
Net income (loss)                                            8,730    (41,996)
Preferred stock dividends                                     (167)      (231)
------------------------------------------------------------------------------
Net income (loss) attributed to common shares         $      8,563    (42,227)
------------------------------------------------------------------------------
Net income (loss) per common share:
Basic
  Continuing operations                               $       0.17        0.29
  Discontinued operations                                      N/A       (0.09)
  Cumulative effect of change in accounting principle          N/A       (1.05)
------------------------------------------------------------------------------
Total basic                                           $       0.17       (0.85)
------------------------------------------------------------------------------
Net income (loss) per common share:
Diluted
  Continuing operations                               $       0.17        0.29
  Discontinued operations                                      N/A       (0.09)
  Cumulative effect of change in accounting principle          N/A       (1.05)
------------------------------------------------------------------------------
Total diluted                                         $       0.17       (0.85)
------------------------------------------------------------------------------
Comprehensive loss                                    $       (940)   (50,454)
------------------------------------------------------------------------------

SEE ACCOMPANYING UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                      THE PITTSTON COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                       Quarter Ended March 31
                                                              2001       2000
------------------------------------------------------------------------------

Cash flows from operating activities:
Net income (loss)                                        $   8,730    (41,996)
Adjustments to reconcile net income (loss) to net
  cash provided by continuing operations:
  Loss from discontinued operations, net of tax                  -      4,483
  Cumulative effect of change in accounting
  principle, net of tax                                          -     51,952
  Depreciation and amortization                             46,735     45,025
  Provision for aircraft heavy maintenance                   5,690     12,622
  Credit for deferred income taxes                          (3,922)       (59)
  Provision for pensions, noncurrent                         2,176      3,690
  Provision for uncollectible accounts receivable            3,179      3,643
  Minority interest expense                                  1,569        368
  Equity in earnings of unconsolidated affiliates,
    net of dividends received                                 (709)    (1,043)
  Gain on sale of property, plant and equipment                (53)      (332)
  Other operating, net                                       4,956      5,723
  Change in operating assets and liabilities,
    net of effects of acquisitions:
    Decrease in accounts receivable                         39,057     20,697
    Increase in prepaid expenses and other current assets   (2,904)    (8,601)
    Increase in other assets                                (1,926)    (5,462)
    Decrease in accounts payable and accrued liabilities   (59,506)   (41,534)
    Increase in other liabilities                              451      2,274
    Increase in workers' compensation and other
      claims, noncurrent                                       257        980
    Other, net                                               8,856      1,832
------------------------------------------------------------------------------
Net cash provided by continuing operations                  52,636     54,262
Net cash used by discontinued operations                   (15,794)    (7,013)
------------------------------------------------------------------------------
Net cash provided by operating activities                   36,842     47,249
------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                 (55,302)   (54,230)
Aircraft heavy maintenance expenditures                     (3,094)   (17,987)
Proceeds from disposal of property, plant and equipment      1,806      4,217
Acquisitions, net of cash acquired                          (5,000)         -
Discontinued operations, net                                (2,013)      (594)
Other, net                                                  (1,420)       459
------------------------------------------------------------------------------
Net cash used by investing activities                      (65,023)   (68,135)
------------------------------------------------------------------------------
Cash flows from financing activities:
Increase in short-term borrowings                           36,989      1,925
Additions to long-term debt                                 88,985     28,269
Reductions of long-term debt                               (99,231)   (46,528)
Proceeds from exercise of stock options                      2,921         10
Dividends paid                                              (1,298)    (1,406)
------------------------------------------------------------------------------
Net cash provided (used) by financing activities            28,366    (17,730)
------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents           185    (38,616)
Cash and cash equivalents at beginning of period            97,751    131,159
------------------------------------------------------------------------------
Cash and cash equivalents at end of period               $  97,936     92,543
------------------------------------------------------------------------------

SEE ACCOMPANYING UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      THE PITTSTON COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)


(1) The Pittston Company (the "Company") currently includes four operating segments and one discontinued segment. The operating segments are Brink's, Incorporated ("Brink's"), Brink's Home Security, Inc. ("BHS"), BAX Global Inc. ("BAX Global") and Other Operations which consists of Pittston Mineral Ventures ("Mineral Ventures") and the Company's gas and timber operations (collectively, "Allied Operations"). The discontinued segment is Pittston Coal Operations ("Coal Operations").

      On December 6, 1999, the Company announced its intention to exit the coal business through the sale of the Company's coal mining operations and reserves. Based on progress since that date, the Company formalized its plan to dispose of those operations by the end of 2001. Accordingly, Coal Operations were reported as discontinued operations of the Company as of December 31, 2000. As a result, the accompanying unaudited consolidated financial statements and related disclosures for all periods presented reflect this presentation.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current period's financial statement presentation. Operating results for the interim periods of 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and related notes included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

(2) The following are reconciliations between the calculations of basic and diluted net income (loss) per share for the first quarter of 2001 and 2000:


                                                        Quarter Ended March 31
      (IN THOUSANDS)                                           2001       2000
      -------------------------------------------------------------------------
      NUMERATOR:
      Income from continuing operations before cumulative
        effect of change in accounting principle         $    8,730     14,439
      Convertible Preferred Stock dividends                    (167)      (231)
      -------------------------------------------------------------------------
      Basic and diluted income from continuing operations
        per share numerator                                  8,563      14,208
      Discontinued operations loss, net of tax                   -      (4,483)
      Cumulative effect of change in accounting principle,
        net of tax                                               -     (51,952)
      -------------------------------------------------------------------------
      Basic and diluted net income (loss) per share
        numerator                                        $   8,563     (42,227)

      DENOMINATOR:
      Basic weighted average common shares outstanding      50,667      49,607
      Effect of dilutive securities:
        Stock options                                          204          49
      -------------------------------------------------------------------------
      Diluted weighted average common shares outstanding    50,871      49,656
      -------------------------------------------------------------------------


      Options to purchase 1,936 shares of Pittston Brink's Group Common Stock ("Pittston Common Stock"), at prices between $20.41 and $315.06 per share were outstanding during the three months ended March 31, 2001, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares and therefore, the effect would have been antidilutive. The conversion of the Series C Cumulative Preferred Stock (the "Convertible Preferred Stock") to 27 shares of Pittston Common Stock has been excluded in the computation of diluted net income per share for the three months ended March 31, 2001 because the effect of the assumed conversion would have been antidilutive.

      Options to purchase 2,605 shares of Pittston Common Stock, at prices between $18.83 and $315.06 per share were outstanding during the three months ended March 31, 2000, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares and therefore, the effect would have been antidilutive. The conversion of the Convertible Preferred Stock to 38 shares of Pittston Common Stock has been excluded in the computation of diluted net income per share for the three months ended March 31, 2000 because the effect of the assumed conversion would have been antidilutive.

      The shares of Pittston Common Stock held in The Pittston Company Employee Benefits Trust (the "Trust") are subject to the treasury stock method and effectively are not included in the basic and diluted net income per share calculations. As of March 31, 2001 and 2000, 724 and 1,928 shares, respectively, of Pittston Common Stock remained in the Trust.

(3) Depreciation and amortization of property, plant and equipment totaled $42,523 in the first quarter of 2001 compared to $41,022 in the first quarter of 2000.

(4) Cash payments made for interest and income taxes from continuing operations, net of refunds received, were as follows:


                                                        Quarter Ended March 31
                                                              2001        2000
      -------------------------------------------------------------------------
      Interest                                          $    9,361      11,945
      -------------------------------------------------------------------------
      Income taxes                                      $    5,189      10,392
      -------------------------------------------------------------------------


(5) The cumulative impact of foreign currency translation deducted from shareholders' equity was $86,246 and $73,698 at March 31, 2001 and December 31, 2000, respectively. The cumulative impact of cash flow hedges deducted from shareholders' equity was $5,403 and $8,556 at March 31, 2001 and December 31, 2000, respectively.

(6) At March 31, 2001, the Company had the remaining authority to purchase over time 900 shares of Pittston Common Stock and an additional $5,394 of its Convertible Preferred Stock. The remaining aggregate purchase cost limitation for all common stock was $22,184, at March 31, 2001. On May 4, 2001, the Board of Directors approved a revised authority to purchase over time up to 1,000 shares of Pittston Common Stock and any or all of the issued and outstanding shares of the Convertible Preferred Stock with an aggregate purchase price limitation of $30,000 for all such purchases.

(7) Operating performance for BAX Global includes the benefit from the reversal of incentive accruals of $2,100 and $500 for the first quarter of 2001 and 2000, respectively.

(8) During the fourth quarter of 2000, BAX Global entered into a five-year agreement to sell a revolving interest in certain of its accounts receivable through a commercial paper conduit program. Other income (expense), net, for the first quarter of 2001 includes costs related to the sale of accounts receivable of $1,995, comprising the discount, incremental fees and provision for uncollectible accounts.

(9) The Company's results for the first quarter of 2000 include a non-cash after-tax charge of $51,952 ($84,676 pre-tax), or $1.05 per diluted share, to reflect the cumulative effect on years prior to 2000 of changing the method of accounting for nonrefundable up-front revenues and the portion of the new installation costs deemed to be direct costs of acquiring new subscribers at BHS. Under the Company's current accounting policy, both the nonrefundable up-front revenues and a portion of the related direct costs of obtaining subscribers (primarily sales commissions and direct marketing expenses) are deferred and recognized in results of operations over the estimated term of the subscriber relationship, which is generally 15 years. BHS previously recognized nonrefundable up-front revenue as received and the related direct costs as incurred.

(10) As noted above, Coal Operations were reported as discontinued operations of the Company as of December 31, 2000 and the accompanying unaudited consolidated financial statements and related disclosures for all periods presented reflect this presentation. The Company's formal plan of disposal includes the sale of all of its active and idle coal mining operations and reserves (including 23 company or contractor operated mines and 6 active plants), as well as other assets which support those operations. The Company is also planning to sell its partnership interest in Dominion Terminal Associates ("DTA"), a coal port facility in Newport News, Virginia. The Company expects to sell these properties and support operations by December 31, 2001. Net assets to be sold primarily include inventory and property, plant and equipment, net of certain liabilities, primarily reclamation costs related to active properties. Total proceeds from the sale of Coal Operations, which include cash, the value of future royalties and liabilities transferred, are expected to exceed $100,000. No adjustments were made during the first quarter of 2001 to the estimated loss on disposal of the discontinued operations.

      The ultimate outcome of the sale of the coal business, including the timing of sales, assets sold, liabilities retained and proceeds received from the sales, is subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, that could cause actual results, performance or achievements to differ materially from those which are anticipated. Such risks, uncertainties and contingencies include, but are not limited to, the completion of sales of coal assets on mutually agreeable terms, the parties that purchase the coal assets and variations in the price of coal.

      Certain non-operating assets and liabilities will be retained by the Company, including net working capital (excluding inventory), certain parcels of land, income and non-income tax assets and liabilities, certain inactive employee liabilities primarily for postretirement medical benefits, workers' compensation and black lung obligations, and reclamation related liabilities associated with certain closed coal mining sites in Virginia, West Virginia and Kentucky. In addition, the Company expects to retain its unconditional guarantee of the payment of the principal and premium, if any, on coal terminal revenue refunding bonds (principal amount of $43,160) as well as certain other contingent liabilities which are not considered material to the Company. The following is a summary of the retained assets and liabilities, as of March 31, 2001:


      (IN THOUSANDS)                                            March 31, 2001
      -------------------------------------------------------------------------
      Assets:
      Net working capital and other assets                         $    41,971
      Property, plant and equipment, net                                 8,833
      Net deferred tax assets                                          226,374

      Liabilities:
      Inactive workers' compensation and black lung obligations    $    79,934
      Retiree medical obligations                                      423,528
      Reclamation liabilities - inactive properties                     25,923
      Other liabilities (a)                                             53,867
      -------------------------------------------------------------------------

      (a) Includes $43,160 representing accumulated losses on the Company's equity investment in DTA which is equal to its unconditional guarantee related to coal terminal revenue refunding bonds.


      On February 10, 1999, the US District Court of the Eastern District of Virginia entered a final judgment in favor of certain of the Company's subsidiaries, ruling that the Federal Black Lung Excise Tax ("FBLET") imposed under Section 4121 of the Internal Revenue Code is unconstitutional as applied to export coal sales and ordering a refund to the subsidiaries. A total of $800 (including interest) was refunded in 1999 for the FBLET that those companies paid for the quarter ended March 31, 1997. The Company has sought refunds of the FBLET it paid on export coal sales for all open statutory periods and expects to receive refunds for some or all of that tax paid (plus interest) pursuant to a review of claim documentation by the Internal Revenue Service. Due to the uncertainty of the ultimate amounts to be received, which are expected to range from $12,000 to $20,000 (before interest and applicable income taxes), and the timing of the FBLET refunds, the Company has not currently recorded a receivable for such amounts in its estimate of operating losses during the sale period. The Company is also pursuing additional claims pending a decision by the US Supreme Court related to another company. The ultimate amounts and timing of such additional refunds, if any, cannot be determined at this time.

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

(11) In January 2001, the Company completed a $75,000 private placement of Senior Notes. The notes are comprised of $55,000 of 7.84% Senior Notes, Series A ("Series A notes") due in 2007 and $20,000 of 8.02% Senior Notes, Series B ("Series B notes") due in 2008. Interest on the Series A and Series B notes is payable semiannually, and the Company is required to prepay, without penalty, $18,333 principal of the Series A notes in each of January 2005 and 2006. The Company also has the option to prepay all or a portion of the Series A or Series B notes prior to maturity with a prepayment penalty. The $75,000 proceeds from issuance of the Senior Notes were used to repay borrowings under the Company's $370,000 credit facility.

(12) During the fourth quarter of 2000, BAX Global finalized a restructuring plan aimed at reducing the capacity and cost of its airlift capabilities in the US as well as reducing station operating expenses and sales, general and administrative costs in the Americas and Atlantic regions. This included the elimination of approximately 300 full time positions at BAX Global and subsidiaries including aircraft crew and station operating, sales and business unit overhead positions. The following table analyzes the changes in liabilities during the first three months of 2001 for such costs:


                                     Fleet                   Station &
      (IN THOUSANDS)                Charges     Severance      Other      Total
      -------------------------------------------------------------------------

      Balance at December 31, 2000 $ 6,649        2,006       3,379      12,034
        Adjustments                      -          (86)        (23)       (109)
        Payments                    (1,290)        (906)       (244)     (2,440)
      -------------------------------------------------------------------------
      Balance at March 31, 2001    $ 5,359        1,014       3,112       9,485
      -------------------------------------------------------------------------

      Substantially all severance costs are expected to be paid out during 2001. Other cash charges primarily include contractual commitments for aircraft and facilities, approximately two-thirds of which are expected to be paid out during 2001, with the remainder expected to be paid out by the end of 2002.

                         THE PITTSTON COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


The following discussion is a summary of the key factors management considers necessary or useful in reviewing the Company's results of operations, liquidity and capital resources.


                              RESULTS OF OPERATIONS

                                                        Quarter Ended March 31
(IN THOUSANDS)                                                2001        2000
------------------------------------------------------------------------------
Operating revenues and net sales:
Business and security services:
  Brink's                                             $    373,315     353,696
  BHS                                                       61,786      57,865
  BAX Global                                               463,397     509,040
------------------------------------------------------------------------------
Total business and security services                       898,498     920,601
------------------------------------------------------------------------------
  Other Operations (a)                                       9,829       9,183
------------------------------------------------------------------------------
Operating revenues and net sales                      $    908,327     929,784
------------------------------------------------------------------------------

Operating profit (loss):
Business and security services:
  Brink's                                             $     18,759      23,955
  BHS                                                       14,506      14,050
  BAX Global                                                (5,740)     (2,868)
------------------------------------------------------------------------------
Total business and security services                        27,525      35,137
------------------------------------------------------------------------------
  Other Operations (a)                                       2,296       2,244
------------------------------------------------------------------------------
Segment operating profit                                    29,821      37,381
General corporate expense                                   (4,394)     (5,082)
------------------------------------------------------------------------------
Operating profit                                      $     25,427      32,299
------------------------------------------------------------------------------

(a) Includes the gas, timber and gold operations of the Company.


The Pittston Company (the "Company") currently includes four operating segments and one discontinued segment. The operating segments are Brink's, Incorporated ("Brink's"), Brink's Home Security, Inc. ("BHS"), BAX Global Inc. ("BAX Global") and Other Operations which consists of Pittston Mineral Ventures ("Mineral Ventures") and the Company's gas and timber operations (collectively, "Allied Operations"). The discontinued segment is Pittston Coal Operations ("Coal Operations").

On December 6, 1999, the Company announced its intention to exit the coal business through the sale of the Company's coal mining operations and reserves. Based on progress since that date, the Company formalized its plan to dispose of those operations by the end of 2001. Accordingly, Coal Operations were reported as discontinued operations of the Company as of December 31, 2000. As a result, the accompanying unaudited consolidated financial statements and related disclosures for all periods presented reflect this presentation.

In the first quarter of 2001, the Company reported net income of $8.7 million compared with a loss of $42.0 million in the first quarter of 2000. Operating profit totaled $25.4 million in the 2001 first quarter compared with $32.3 million in the prior year's first quarter. Lower operating results at Brink's and BAX Global were partially offset by an increase in operating results at BHS. The operating results at Other Operations remained relatively unchanged. Corporate expenses in the first quarter of 2001 were $4.4 million, a reduction of $0.7 million from the $5.1 million recorded in the first quarter of 2000.

BRINK'S
The following is a table of selected financial data for Brink's on a comparative basis:


                                                        Quarter Ended March 31
(IN THOUSANDS)                                                2001        2000
------------------------------------------------------------------------------
Operating revenues:
  North America (a)                                   $    166,686     156,837
  International                                            206,629     196,859
------------------------------------------------------------------------------
Total operating revenues                              $    373,315     353,696
------------------------------------------------------------------------------
Operating profit:
  North America (a)                                   $      8,600      10,814
  International                                             10,159      13,141
------------------------------------------------------------------------------
Total segment profit                                  $     18,759      23,955
------------------------------------------------------------------------------
Depreciation and amortization                         $     14,895      14,897
Cash capital expenditures                                   19,647      23,206
------------------------------------------------------------------------------

(a) Includes US, Canada and Puerto Rico.


Brink's worldwide consolidated revenues totaled $373.3 million in the first quarter of 2001, a 6% increase over first quarter 2000 revenues of $353.7 million. Brink's operating profit of $18.8 million in the first quarter of 2001 represented a 22% decrease from the $24.0 million reported in the prior year's quarter.

The increase in Brink's revenues was attributable to both North American and International operations. Increased revenues in North America primarily related to growth in armored car operations which include ATM services. International revenue increases were attributable to Latin American and European operations while revenues for Asia/Pacific operations increased only slightly compared with the prior year's quarter. Both Latin American and European revenues increased, primarily due to growth in Venezuela and France, respectively. Revenue in both regions was adversely impacted by the year-over-year strengthening of the US dollar relative to the local currencies which reduced reported revenue by approximately $15 million. Excluding such foreign exchange effects, worldwide revenue would have been 10% higher than the same quarter last year.

The decrease in operating profit in the first quarter of 2001 versus the 2000 quarter was attributable to both North American and International operations. Lower North American operating profits were largely the result of a decline in Global Services (air courier and diamond/jewelry) results in the US, higher workers' compensation and other insurance costs in the US, and the loss of business and a continuing labor dispute in Canada, the effects of which are expected to continue during the second quarter of 2001. Lower operating profits in Europe resulted primarily from a brief strike in France and market development costs in the United Kingdom associated with ongoing efforts to build the ATM business. In addition, results in Belgium were impacted by start-up costs for new business, while results in European Global Services improved over the prior year quarter. In Latin America, a strong performance in Venezuela was partially offset by lower operating profits in Colombia due to reduced volumes associated with continuing weak economic conditions and in Brazil due to competitive pressure. Asia/Pacific results were in line with last year.

BRINK'S HOME SECURITY
The following is a table of selected financial data for BHS on a comparative basis:


                                                        Quarter Ended March 31
(DOLLARS IN THOUSANDS)                                        2001        2000
------------------------------------------------------------------------------
Operating revenue (a)                                 $     61,786      57,865
------------------------------------------------------------------------------
Operating profit:
Operating profit from recurring services (b)          $     25,902      23,791
Investment in new subscribers (c)                          (11,396)     (9,741)
------------------------------------------------------------------------------
Total segment profit                                  $     14,506      14,050
------------------------------------------------------------------------------
Monthly recurring revenues (d)                        $     18,248      17,215
------------------------------------------------------------------------------
Annualized disconnect rate                                    7.2%        7.6%
------------------------------------------------------------------------------
EBITDA (e)                                            $     30,650      29,186
------------------------------------------------------------------------------
Number of subscribers:
  Beginning of period                                      675,278     643,277
  Installations                                             20,627      21,542
  Disconnects, net                                         (12,248)    (12,241)
------------------------------------------------------------------------------
End of period                                              683,657     652,578
------------------------------------------------------------------------------
Depreciation and amortization                         $     16,144      15,136
Cash capital expenditures                                   19,258      17,179
------------------------------------------------------------------------------

(a) Results for the first quarter of 2000 have been restated to reflect the change in accounting principle implemented as a result of the issuance of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements."
(b) Operating profit from recurring services reflects the normal monthly earnings generated from the existing subscriber base plus the amortization of deferred revenues and deferred direct costs from installations.
(c) Investment in new subscribers primarily includes the marketing and selling expenses, net of the deferral of certain direct costs, incurred to attract new subscribers.
(d) Monthly recurring revenues are calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for monitoring, maintenance and related services.
(e) EBITDA represents earnings before interest, tax, depreciation and amortization including the amortization of deferred direct sales costs.


Revenues for the first quarter of 2001 of $61.8 million were $3.9 million (7%) higher than in the first quarter of 2000, primarily as the result of a 5% growth in the subscriber base as well as higher average monitoring fees. As a result of these changes, monthly recurring revenues increased 6% in the first quarter of 2001 as compared to the first quarter of 2000.

Operating profit in the first quarter of 2001 increased slightly to $14.5 million, an increase of $0.5 million as compared to the first quarter of 2000. The increase in operating profit is primarily a result of the increased subscriber base and a lower disconnect rate, partially offset by an increase in the investment in new subscribers. The increase in the investment in new subscribers is primarily attributable to increases in marketing related costs.

BAX GLOBAL
The following is a table of selected financial data for BAX Global on a comparative basis:


                                                        Quarter Ended March 31
(IN THOUSANDS)                                                2001        2000
------------------------------------------------------------------------------
Operating revenues:
  Americas (a)                                        $    266,003     310,459
  International                                            213,078     212,405
  Eliminations/other                                       (15,684)    (13,824)
------------------------------------------------------------------------------
Total operating revenues                              $    463,397     509,040
------------------------------------------------------------------------------
Operating profit (loss):
  Americas                                            $     (9,598)       (762)
  International                                              7,665       7,376
  Other                                                     (3,807)     (9,482)
------------------------------------------------------------------------------
Total segment loss                                    $     (5,740)     (2,868)
------------------------------------------------------------------------------
Depreciation and amortization                         $     14,611      13,573
Cash capital expenditures                                   15,114      11,975
------------------------------------------------------------------------------
Worldwide expedited freight services:
  Revenues                                            $    378,922     416,150
  Weight (million pounds)                                    377.2       432.5
------------------------------------------------------------------------------

(a) Includes Intra-US revenue of $120.7 million and $156.3 million for the quarters ended March 31, 2001 and 2000, respectively.


During the fourth quarter of 2000, BAX Global finalized a restructuring plan aimed at reducing the capacity and cost of its airlift capabilities in the US as well as reducing station operating expenses and sales, general and administrative costs in the Americas and Atlantic regions. This included the elimination of approximately 300 full time positions at BAX Global and subsidiaries including aircraft crew and station operating, sales and business unit overhead positions. The following table analyzes the changes in liabilities during the first three months of 2001 for such costs:


                                  Fleet                   Station &
(IN THOUSANDS)                   Charges     Severance      Other     Total
------------------------------------------------------------------------------

Balance at December 31, 2000 $    6,649       2,006       3,379      12,034
  Adjustments                         -         (86)        (23)       (109)
  Payments                       (1,290)       (906)       (244)     (2,440)
------------------------------------------------------------------------------
Balance at March 31, 2001    $    5,359       1,014       3,112       9,485
------------------------------------------------------------------------------


Substantially all severance costs are expected to be paid out during 2001. Other cash charges primarily include contractual commitments for aircraft and facilities, approximately two-thirds of which are expected to be paid out during 2001, with the remainder expected to be paid out by the end of 2002.

Worldwide revenues for the 2001 first quarter decreased 9% over the first quarter of 2000 to $463.4 million. The operating loss was $5.7 million, compared to a loss of $2.9 million in the first quarter of 2000.

The decrease in overall revenue reflects weak economic conditions in the US, which have resulted in soft domestic and international freight demand. Operating revenues in the Americas region for the first quarter of 2001 decreased 14%, primarily due to a decrease in domestic freight volume. International revenues remained relatively flat when compared to the same period of 2000. Operating revenues in the Atlantic region increased 16% due to increased export volume and a strong demand for supply chain management services. These improvements were offset by a decrease in the Pacific region which is reflecting the impact of the soft US economy through lower than expected export volume from major customers in the technology industry.

The decrease in operating results is due to lower performance in the Americas region reflecting the weak economic conditions in the US, partially offset by improved International profits. The operating loss in the Americas was primarily the result of lower volumes. The effect of the decrease in volume on gross margin in the Americas more than offset the significant reduction in fixed operating, sales and overhead costs resulting from the initiatives taken in the fourth quarter of 2000 as part of the restructuring plan. Operating results in the Americas for the first quarter of 2001 include the benefit of $0.8 million from the reversal of incentive accruals. International operating profits increased in the Atlantic region which recorded strong export growth and lower operating, station and overhead costs as a result of cost cutting initiatives taken during the fourth quarter of 2000. The Pacific region was negatively impacted by the slow down in the US economy, specifically in the technology sector and deterioration in local currencies against the US dollar. International operating profits in the first quarters of 2001 and 2000 included the benefit of approximately $1.3 million and $0.5 million, respectively, from the reversal of excess incentive accruals. Other operating loss for the first quarter of 2001 decreased by $5.7 million as compared to the same period of 2000, primarily as the result of cost savings associated with the above-mentioned restructuring initiatives, as well as the charging directly against the Americas region's performance of certain US based logistics costs beginning in 2001, as such resources were refocused from a global to a largely Americas role.

OTHER OPERATIONS
The following is a table of selected financial data for Other Operations on a comparative basis:


                                                        Quarter Ended March 31
(IN THOUSANDS)                                                2001        2000
------------------------------------------------------------------------------
Net sales:
  Mineral Ventures                                    $      3,599       4,560
  Allied Operations (a)                                      6,230       4,623
------------------------------------------------------------------------------
Total net sales                                       $      9,829       9,183
------------------------------------------------------------------------------
Operating profit (loss):
  Mineral Ventures                                    $       (554)        663
  Allied Operations (a)                                      2,850       1,581
------------------------------------------------------------------------------
Total segment profit                                  $      2,296       2,244
------------------------------------------------------------------------------
Depreciation and amortization:
  Mineral Ventures                                    $        603         963
  Allied Operations                                            398         351
------------------------------------------------------------------------------
Total depreciation and amortization                   $      1,001       1,314
------------------------------------------------------------------------------

(a)   Consists of gas and timber operations.
Certain prior year amounts have been reclassified to conform to the current year's presentation.


Mineral Ventures generated net sales during the first quarter of 2001 of $3.6 million, a 21% decrease from the $4.6 million reported in the first quarter of 2000, primarily as a result of a decrease in ounces of gold sold and lower gold realizations. Operating loss for the first quarter of 2001 was $0.6 million compared to an operating profit of $0.7 million in the same period last year, on higher operating costs and lower average sales prices for gold.

Net sales from the gas and timber businesses amounted to $6.2 million and $4.6 million in the first quarter of 2001 and 2000, respectively. The improvement was primarily due to higher natural gas prices and increased revenues from timber. Increases in timber volumes were partially offset by a decrease in prices resulting from a soft timber market. Operating profit from the gas and timber businesses amounted to $2.9 million and $1.6 million in the first quarters of 2001 and 2000, respectively. The increase was mainly due to higher natural gas prices and related royalties.

DISCONTINUED OPERATIONS
As noted above, Coal Operations were reported as discontinued operations of the Company as of December 31, 2000 and the accompanying financial statements and related disclosures for all periods presented have been presented accordingly. The Company's formal plan of disposal includes the sale of all of its active and idle coal mining operations and reserves (including 23 company or contractor operated mines and 6 active plants), as well as other assets which support those operations. The Company is also planning to sell its partnership interest in Dominion Terminal Associates ("DTA"), a coal port facility in Newport News, Virginia. The Company expects to sell these properties and support operations by December 31, 2001. Net assets to be sold primarily include inventory and property, plant and equipment, net of certain liabilities, primarily reclamation costs related to active properties. Total proceeds from the sale of Coal Operations, which include cash, the value of future royalties and liabilities transferred, are expected to exceed $100 million.

The ultimate outcome of the sale of the coal business, including the timing of sales, assets sold, liabilities retained and proceeds received from the sales, is subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, that could cause actual results, performance or achievements to differ materially from those which are anticipated. Such risks, uncertainties and contingencies include, but are not limited to, the completion of sales of coal assets on mutually agreeable terms, the parties that purchase the coal assets and variations in the price of coal.

The estimated loss on the disposal of the discontinued segment of $189.1 million, net of tax, was recorded in the Company's Statement of Operations for the fourth quarter of 2000. The loss included an estimate of operating losses to be incurred during the sale period. As a result, the performance of Coal Operations was not reflected in the Company's Statement of Operations for the first quarter of 2001. Coal revenues of $98.2 million for the first quarter of 2001 were about the same as in the first quarter of 2000. A decrease in volumes was partially offset by higher realizations per ton due to improved market conditions.

During the first quarter of 2001, the Company did not make any revisions to the estimates used to establish the reserves for discontinued operations recorded in the fourth quarter of 2000.

On February 10, 1999, the US District Court of the Eastern District of Virginia entered a final judgment in favor of certain of the Company's subsidiaries, ruling that the Federal Black Lung Excise Tax ("FBLET") imposed under Section 4121 of the Internal Revenue Code is unconstitutional as applied to export coal sales and ordering a refund to the subsidiaries. A total of $0.8 million (including interest) was refunded in 1999 for the FBLET that those companies paid for the quarter ended March 31, 1997. The Company has sought refunds of the FBLET it paid on export coal sales for all open statutory periods and expects to receive refunds for some or all of that tax paid (plus interest) pursuant to a review of claim documentation by the Internal Revenue Service. Due to the uncertainty of the ultimate amounts to be received, which are expected to range from $12 million to $20 million (before interest and applicable income taxes), and timing of the FBLET refunds, the Company has not currently recorded a receivable for such amounts in its estimate of operating losses during the sale period. The Company is also pursuing additional claims pending a decision by the US Supreme Court related to another company. The ultimate amounts and timing of such additional refunds, if any, cannot be determined at this time.

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

The Company expects to have ongoing expenses in future years (primarily interest costs on retiree medical obligations) which are currently associated with its Coal Operations. Such expenses are currently included in the loss from discontinued operations since they are considered to be compensation costs of the discontinued operations. Beginning in 2002, after the sale of the Company's Coal Operations, these expenses will be a component of the Company's income from continuing operations. Using assumptions in existence as of December 31, 2000, the Company estimates that such expenses will approximate $35 million to $40 million per annum.

The Company has established a Voluntary Employees' Beneficiary Association ("VEBA") which is intended to tax efficiently fund certain retiree medical liabilities primarily for retired coal miners and their dependents. The VEBA may receive partial funding from the proceeds of the planned sale of the Company's coal business as well as other sources over time. The Company contributed $15.0 million to the VEBA in December 1999. As of March 31, 2001, the balance in the VEBA was $16.1 million and was included in other non-current assets.

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

OTHER OPERATING INCOME, NET
Other operating income, net, which is a component of each operating segment's previously discussed operating profit, generally includes the Company's share of net earnings or losses of unconsolidated foreign affiliates, royalty income and gains and losses from foreign currency exchange. Other operating income, net for the three months ended March 31, 2001 was $4.2 million compared to $3.0 million in the three months ended March 31, 2000. The increase in 2001 primarily relates to gains realized from foreign currency exchange and higher royalty income.

NET INTEREST EXPENSE
Net interest expense in the first quarter of 2001 decreased $1.5 million (16%) over the same period in 2000. As a result of the previously mentioned sale of accounts receivable at BAX Global, the Company had lower average US borrowings in the first quarter of 2001 as compared to the first quarter of 2000. The decrease in interest expense resulting from lower average US borrowings was partially offset by higher interest rates on borrowings in the US in the first quarter of 2001. Additionally, the Company had lower borrowings in Venezuela during the first quarter of 2001 as compared to 2000.

OTHER INCOME (EXPENSE), NET
Other income (expense), net for the three months ended March 31, 2001 increased $4.0 million from the prior year period, primarily due to the additional expenses in 2001 associated with the sale of a revolving interest in certain of BAX Global's accounts receivable, representing the related discount, incremental fees and provision for uncollectible accounts, as well as an increase in minority interest expense reflecting improved operating results.

INCOME TAXES
In both the 2001 and 2000 periods presented, the provision for income taxes from continuing operations was greater than the statutory federal income tax rate of 35% primarily due to goodwill amortization and state income taxes, partially offset by lower taxes on foreign income. As a result of Coal Operations being reported under discontinued operations, the tax benefits of percentage depletion are no longer reflected in the effective tax rate of continuing operations.

                               FINANCIAL CONDITION

CASH FLOW REQUIREMENTS
Net cash provided by operating activities during the first three months of 2001 totaled $36.8 million compared with $47.2 million in the first three months of 2000. This decrease resulted from lower overall cash earnings, combined with an increased use of cash by discontinued operations in 2001 on lower earnings, the first quarter of 2000 benefited from the sale of a non-operating asset, and an increase in receivables. This was offset in part by a decrease in the cash required to fund operating assets and liabilities.

INVESTING ACTIVITIES
Net cash used in investing activities was $65.0 million in the first quarter of 2001 compared to $68.1 million in the same period of 2000, including $2.0 million and $0.6 million used by the discontinued operations during the first quarter of 2001 and 2000, respectively. The decrease in net cash used by investing activities of $3.1 million was primarily due to lower aircraft heavy maintenance expenditures partially offset by an increase in cash paid for acquisitions in the first quarter of 2001 as compared to 2000. Heavy maintenance expenditures of $3.1 million in the first quarter of 2001 decreased $14.9 million over the same period of 2000. This decrease was primarily due to a decrease in the number of planes in maintenance, as well as a decrease in the total number of planes operated by the Company's Air Transport International unit. In addition, the Company paid $5.0 million during the first quarter of 2001 to purchase the remaining third party interest in Brink's Argentina.

Cash capital expenditures for the first three months of 2001 approximated $55.3 million, up from approximately $54.2 million in the comparable period of 2000. Of the cash capital expenditures in 2001, $19.6 million was spent by Brink's, $19.3 million was spent by BHS, $15.1 million was spent by BAX Global and $1.2 million was spent by Other Operations. For the full year of 2001 cash capital expenditures are projected to range from approximately $200 million to $220 million, and an additional amount of approximately $20 million of necessary or committed expenditures relating to the discontinued operations. The foregoing amounts exclude expenditures that have been or are expected to be financed through capital and operating leases. Net cash used by investing activities for the first three months of 2000 included proceeds on the disposal of certain fixed assets of $4.5 million as well as cash proceeds of approximately $2.2 million relating to the sale of a minority interest in an energy trading company held by the Company's discontinued Coal Operations.

FINANCING
The Company intends to fund cash capital expenditures through cash flow from operating activities or through operating leases if the latter are financially attractive. Additional needs, if any, will be financed through the Company's revolving credit agreements or other borrowing arrangements.

Net cash provided by financing activities was $28.4 million for the first quarter of 2001, compared with net cash used of $17.7 million for the same period in 2000. The 2000 levels reflected repayments under the facility (described below) as well as repayments of a portion of the debt of Brink's France and Venezuela.

The Company has a $370.0 million credit agreement with a syndicate of banks (the "Facility"). Under the Facility, the Company may borrow up to $185 million over a three-year term ending October 3, 2003 and up to $185 million over a one-year term ending October 2, 2001. The Company has the option to borrow on a revolving basis from the group of banks participating in the facility or on a competitive bid basis among the individual banks. As of March 31, 2001 and December 31, 2000, borrowings of $184.8 million and $185.0 million, respectively, were outstanding under the long-term loan portion of the Facility. At December 31, 2000, the Company classified the $59.8 million outstanding under the one-year portion of the Facility as long-term debt, reflecting the refinancing of those borrowings with proceeds from a private placement of Senior Notes in January 2001, as discussed below.

In January 2001, the Company completed a $75.0 million private placement of Senior Notes. The notes are comprised of $55.0 million of 7.84% Senior Notes, Series A ("Series A notes") due in 2007 and $20.0 million of 8.02% Senior Notes, Series B ("Series B notes") due in 2008. Interest on the Series A and Series B notes is payable semiannually, and the Company is required to prepay, without penalty, $18.3 million principal of the Series A notes in each of January 2005 and 2006. The Company also has the option to prepay all or a portion of the Series A or Series B notes prior to maturity with a prepayment penalty. The $75.0 million proceeds from issuance of the Senior Notes were used to repay borrowings under the Facility.

MARKET RISKS AND HEDGING AND DERIVATIVE ACTIVITIES
The Company has activities in well over 100 countries and a number of different industries. These operations expose the Company to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. In addition, the Company consumes and sells certain commodities in its businesses, exposing it to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by the Company as an integral part of its overall risk management program. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency rate fluctuations may have in any one country on the translated results. The Company's risk management program considers this favorable diversification effect as it measures the Company's exposure to financial markets and as appropriate, seeks to reduce the potentially adverse effects that the volatility of certain markets may have on its operating results. The Company has not had any material change in its market risk exposures since December 31, 2000.

CAPITALIZATION
As of March 31, 2001, the Company had the remaining authority to purchase over time 0.9 million shares of Pittston Common Stock and an additional $5.4 million of its Series C Cumulative Preferred Stock (the "Convertible Preferred Stock"). The remaining aggregate purchase cost limitation for all common stock was $22.2 million as of March 31, 2001. On May 4, 2001, the Board of Directors (the "Board") approved a revised authority to purchase over time up to 1 million shares of Pittston Common Stock and any or all of the issued and outstanding shares of the Convertible Preferred Stock with an aggregate purchase price limitation of $30 million for all such purchases.

DIVIDENDS
The Board intends to declare and pay dividends, if any, on Pittston Common Stock based on the earnings, financial condition, cash flow and business requirements of the Company.

During the first three months of 2001 and 2000, the Board declared and the Company paid cash dividends of 2.50 cents per share of Pittston Common Stock. Dividends paid on the Convertible Preferred Stock in the first three months of 2001 and 2000 were $0.2 million.

FORWARD LOOKING INFORMATION
Certain of the matters discussed herein, including statements regarding projected capital spending, the timing and outcome of the sale of the coal business, expected proceeds from the sale of the coal business, the retention of certain assets and liabilities following the sale of the coal assets, the timing of funding and source of funds for the VEBA, the amount and timing of FBLET refunds, the impact of the loss of business and the continuing labor dispute in Canada on Brink's in the second quarter of 2001, the effect on Brink's future European operating results of its efforts to build the ATM business in the United Kingdom and the timing of the payment of severance costs and other cash charges relating to the BAX Global restructuring involve forward looking information which is subject to known and unknown risks, uncertainties, and contingencies, many of which are beyond the control of the Company, that could cause actual results, performance or achievements to differ materially from those which are anticipated. Such risks, uncertainties and contingencies include, but are not limited to, the ultimate outcome of efforts to sell the coal business, the completion of sales of coal assets on mutually agreeable terms, the parties that purchase the coal assets, the position taken by the Internal Revenue Service with respect to the timing and amount of FBLET refunds, fluctuations in the volume of Brink's Canadian business in the second quarter of 2001, the outcome of Brink's labor dispute in Canada, Brink's ability to cost effectively build the ATM business in the United Kingdom, demand for Brink's ATM services in the United Kingdom, the allocation of funds to pay the charges relating to the BAX Global restructuring, overall economic and business conditions, the demand for the Company's products and services, new government regulations and/or legislative initiatives, variations in costs or expenses and the ability of counterparties to perform.

                           PART II - OTHER INFORMATION



Item 6.     Exhibits and Reports on Form 8-K
------      --------------------------------

(a) There were no reports on Form 8-K filed during the first quarter of 2001.

                                    SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  THE PITTSTON COMPANY



May 14, 2001                       By:          /s/ Robert T. Ritter
                                          ---------------------------------
                                                    Robert T. Ritter
                                                    (Vice President -
                                                Chief Financial Officer)