Form 10-Q
period 2001-06-30
PITTSTON CO
filed 2001-08-08
CIK 78890

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q




            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                 -------------

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from ________ to ________


                          Commission file number 1-9148




                              THE PITTSTON COMPANY
                              ---------------------
             (Exact name of registrant as specified in its charter)



              Virginia                                      54-1317776
   -------------------------------                      ------------------
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







Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of August 3, 2001, 51,767,497 shares of $1 par value Pittston Brink's Group Common Stock were outstanding.



                         Part I - Financial Information
                      The Pittston Company and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                     June 30      December 31
                                                        2001             2000
-----------------------------------------------------------------------------
                                                 (Unaudited)
ASSETS
Cash and cash equivalents                        $    94,256           97,751
Accounts receivable (net of estimated
  uncollectible amounts:
  2001 - $40,634; 2000 - $39,803)                    506,828          560,118
Prepaid expenses and other current assets             62,871           57,876
Deferred income taxes                                 77,935           81,408
Current assets of discontinued
  operations (Note 9)                                 15,248           16,473
-----------------------------------------------------------------------------
Total current assets                                 757,138          813,626

Property, plant and equipment,
  (net of accumulated depreciation:
  2001 - $611,763; 2000 - $563,073)                  814,033          831,557
Goodwill, net of accumulated amortization            229,927          232,969
Deferred pension assets                              117,523          118,381
Deferred income taxes                                227,558          229,693
Other assets                                         152,155          141,936
Noncurrent assets of discontinued
  operations (Note 9)                                109,969          110,547
-----------------------------------------------------------------------------
Total assets                                     $ 2,408,303        2,478,709
-----------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings                            $    47,862           51,003
Current maturities of long-term debt                  47,139           34,378
Accounts payable                                     250,577          315,956
Accrued payroll and vacation                          98,666          105,105
Accrued miscellaneous liabilities                    366,444          388,131
Current liabilities of discontinued
  operations (Note 9)                                  3,619            3,734
-----------------------------------------------------------------------------
Total current liabilities                            814,307          898,307

Long-term debt, less current maturities              315,226          311,418
Postretirement benefits other than pensions          397,959          401,093
Workers' compensation and other claims                81,814           85,116
Deferred revenue                                     125,483          123,831
Deferred income taxes                                 17,713           16,654
Other liabilities                                    139,540          142,225
Noncurrent liabilities of discontinued
  operations (Note 9)                                 22,771           24,242
Commitments and contingent liabilities
  (Notes 9 and 11)
Shareholders' equity:
Preferred stock, par value $10 per share:
  Authorized: 2,000 shares of $31.25
  Series C Cumulative Convertible Preferred
  Stock; Issued and outstanding:
  2001 and 2000 - 21 shares                              214              214
Common stock, par value $1 per share:
  Authorized: 100,000 shares;
  Issued and outstanding:
  2001 - 51,767 shares; 2000 - 51,778 shares          51,767           51,778
Capital in excess of par value                       348,141          348,752
Retained earnings                                    192,077          182,525
Accumulated other comprehensive loss (Note 5)        (87,338)         (82,020)
Employee benefits trust, at market value             (11,371)         (25,426)
-----------------------------------------------------------------------------
Total shareholders' equity                           493,490          475,823
-----------------------------------------------------------------------------
Total liabilities and shareholders' equity       $ 2,408,303        2,478,709
-----------------------------------------------------------------------------

See accompanying notes to consolidated financial statements (unaudited).



                      The Pittston Company and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                            Three Months Ended June 30  Six Months Ended June 30
                                       2001       2000           2001       2000
--------------------------------------------------------------------------------
Revenues                         $  884,474    948,160      1,792,801  1,877,944
--------------------------------------------------------------------------------

Expenses:
Operating expenses                  762,391    811,914      1,542,312  1,598,177
Selling, general and
  administrative expenses           110,333    121,003        217,528    235,195
--------------------------------------------------------------------------------
Total expenses                      872,724    932,917      1,759,840  1,833,372
Other operating income,
  net (Note 6)                        4,742      2,955          8,958      5,925
--------------------------------------------------------------------------------
Operating profit                     16,492     18,198         41,919     50,497
Interest income                       1,633      1,445          2,725      2,088
Interest expense                     (9,170)   (10,604)       (18,045)   (20,488)
Other expense, net (Note 7)          (2,909)    (1,345)        (6,585)    (1,038)
--------------------------------------------------------------------------------
Income from continuing operations
  before income taxes and cumulative
  effect of change in accounting
  principle                           6,046      7,694         20,014     31,059
Provision for income taxes            2,267      2,939          7,505     11,865
--------------------------------------------------------------------------------
Income from continuing operations
  before cumulative effect of change
  in accounting principle             3,779      4,755         12,509     19,194
Loss from discontinued operations,
  net of tax (Note 9)                     -     (6,400)             -    (10,883)
--------------------------------------------------------------------------------
Income (loss) before cumulative
  effect of change in accounting
  principle                           3,779     (1,645)        12,509      8,311
Cumulative effect of change in
  accounting principle, net
  of tax (Note 8)                         -          -              -    (51,952)
--------------------------------------------------------------------------------
Net income (loss)                     3,779     (1,645)        12,509    (43,641)
Preferred stock dividends              (168)      (231)          (335)      (462)
--------------------------------------------------------------------------------
Net income (loss) attributed to
  common shares                  $    3,611     (1,876)        12,174    (44,103)
--------------------------------------------------------------------------------

Comprehensive income (loss)      $    7,796     (6,762)         6,856    (57,216)
--------------------------------------------------------------------------------

Basic and diluted net income (loss)
 per common share:
  Continuing operations          $     0.07       0.09           0.24       0.37
  Discontinued operations                 -      (0.13)             -      (0.22)
  Cumulative effect of change in
   accounting principle                   -          -              -      (1.04)
--------------------------------------------------------------------------------
                                 $     0.07      (0.04)          0.24      (0.89)
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements (unaudited).




                      The Pittston Company and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                     Six Months Ended June 30
                                                              2001       2000
-----------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                        $  12,509    (43,641)
Adjustments to reconcile net income (loss) to net cash
  provided by continuing operations:
  Loss from discontinued operations, net of tax                  -     10,883
  Cumulative effect of change in accounting principle,
   net of tax                                                    -     51,952
  Depreciation and amortization                             95,045     92,823
  Provision for aircraft heavy maintenance                  13,712     20,164
  Provision (credit) for deferred income taxes               2,089     (2,949)
  Provision for pensions                                     4,257      6,100
  Provision for uncollectible accounts receivable            6,811      7,526
  Minority interest expense                                  2,956        929
  Equity in earnings of unconsolidated affiliates,
    net of dividends received                               (1,897)    (2,468)
  Other operating, net                                       7,767      8,340
-----------------------------------------------------------------------------
                                                           143,249    149,659
Change in operating assets and liabilities,
  net of effects of acquisitions:
  Decrease in accounts receivable                           47,588     20,283
  Increase in prepaid expenses and other current assets     (3,178)    (8,537)
  Increase in other assets                                  (3,513)   (12,865)
  Decrease in accounts payable and accrued liabilities     (72,837)   (50,254)
  Increase (decrease) in other liabilities                  (2,816)     4,522
  Increase (decrease) in workers' compensation and other
    claims, noncurrent                                        (800)       774
  Other, net                                                 8,663      2,198
-----------------------------------------------------------------------------
Net cash provided by continuing operations                 116,356    105,780
Net cash used by discontinued operations                   (21,937)   (11,704)
-----------------------------------------------------------------------------
Net cash provided by operating activities                   94,419     94,076
-----------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                 (96,040)   (99,253)
Aircraft heavy maintenance expenditures                     (6,292)   (33,627)
Proceeds from disposal of property, plant and equipment      2,812      2,024
Acquisitions, net of cash acquired                          (5,000)    (3,784)
Discontinued operations, net                                (5,298)    (7,240)
Other, net                                                  (4,033)      (959)
-----------------------------------------------------------------------------
Net cash used by investing activities                     (113,851)  (142,839)
-----------------------------------------------------------------------------
Cash flows from financing activities:
Increase (decrease) in short-term borrowings                (3,141)     7,151
Additions to long-term debt                                123,179     80,397
Reductions of long-term debt                              (105,863)   (76,767)
Proceeds from exercise of stock options                      4,425        482
Dividends paid                                              (2,663)    (2,818)
-----------------------------------------------------------------------------
Net cash provided by financing activities                   15,937      8,445
-----------------------------------------------------------------------------
Net decrease in cash and cash equivalents                   (3,495)   (40,318)
Cash and cash equivalents at beginning of period            97,751    131,159
-----------------------------------------------------------------------------
Cash and cash equivalents at end of period               $  94,256     90,841
-----------------------------------------------------------------------------

See accompanying notes to consolidated financial statements (unaudited).

                      The Pittston Company and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)


(1) The Pittston Company and subsidiaries (the "Company") currently includes four operating segments and one discontinued segment. The operating segments are Brink's, Incorporated ("Brink's"), Brink's Home Security, Inc. ("BHS"), BAX Global Inc. ("BAX Global") and Other Operations which consists of the Company's gold, timber and gas operations.

      In the fourth quarter of 1999, the Company announced its intention to exit the coal business through the sale of the Company's coal mining operations and reserves ("Coal Operations"). In December 2000, the Company formalized its plan to dispose of those operations by the end of 2001. As a result, Coal Operations have been reported as discontinued operations for all periods presented herein. The Company reported an estimated loss on the disposal of the discontinued segment of $189,141, net of tax, in the fourth quarter of 2000. The Company has continued to evaluate the factors which entered into the calculation of the estimated loss and has determined that no adjustment to the estimated loss is currently appropriate.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current period's financial statement presentation. Operating results for the interim periods of 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the Company's annual report on Form 10-K for the year ended December 31, 2000.

(2) The following are reconciliations between the calculations of basic and diluted income (loss) per common share for the three and six month periods ended June 30, 2001 and 2000.


                            Three Months Ended June 30  Six Months Ended June 30
      (In thousands)                    2001      2000           2001       2000
      --------------------------------------------------------------------------
      Numerator:
      Income from continuing         $ 3,779     4,755         12,509     19,194
        operations before cumulative
        effect of change in
        accounting principle
      Preferred stock dividends         (168)     (231)          (335)      (462)
      --------------------------------------------------------------------------
      Basic and diluted income from
        continuing operations per
        share numerator                3,611     4,524         12,174     18,732
      --------------------------------------------------------------------------

      Denominator:
      Basic weighted average common   51,139    49,971         50,904     49,789
        shares outstanding
      Effect of dilutive stock options   261        20            235         29
      --------------------------------------------------------------------------
      Diluted weighted average
        common shares outstanding     51,400    49,991         51,139     49,818
      --------------------------------------------------------------------------

      The Company excludes the effect of antidilutive securities from the computations of income (loss) per common share. The equivalent weighted average shares of common stock that were excluded in each period are as follows:


                                 Quarter Ended June 30  Six Months Ended June 30
      (In thousands)                    2001      2000           2001       2000
      --------------------------------------------------------------------------

      Stock options                    1,521     2,837          1,670      2,749
      $31.25 Series C Cumulative
        Convertible Preferred Stock       27        38             27         38
      --------------------------------------------------------------------------
      Total                            1,548     2,875          1,697      2,787
      --------------------------------------------------------------------------


      Common stock held in The Pittston Company Employee Benefits Trust (the "Trust") is excluded from the basic and diluted income (loss) per common share calculations. As of June 30, 2001 and 2000, 510 and 1,689 shares, respectively, of common stock were held by the Trust.

(3) Depreciation and amortization of property, plant and equipment totaled $43,596 and $86,119 in the second quarter and first six months of 2001, respectively, compared to $43,757 and $84,779 in the second quarter and first six months of 2000, respectively.

(4) Cash payments made for interest and income taxes, net of refunds received, were as follows:


                           Three Months Ended June 30   Six Months Ended June 30
                                     2001        2000           2001        2000
      --------------------------------------------------------------------------
      Interest                  $   7,462      10,430         16,823      22,375
      --------------------------------------------------------------------------
      Income taxes              $   5,565       8,410         10,754      18,802
      --------------------------------------------------------------------------


(5) The cumulative impact of foreign currency translation adjustments deducted from shareholders' equity was $86,827 and $73,698 at June 30, 2001 and December 31, 2000, respectively. The cumulative impact of cash flow hedges deducted from shareholders' equity was $3,146 and $8,556 at June 30, 2001 and December 31, 2000, respectively. The cumulative impact of unrealized holding gains on investments added to shareholders' equity was $2,635 and $234 at June 30, 2001 and December 31, 2000, respectively.

(6) Operating performance for BAX Global for the first half of 2001 and 2000 includes the benefit of $2,100 and $500, respectively, from the reversal of incentive accruals during the first quarter of each year.

(7) During the fourth quarter of 2000, BAX Global entered into a five-year agreement to sell a revolving interest in certain of its accounts receivable through a commercial paper conduit program. Other expense, net, for the three and six month periods ended June 30, 2001 includes costs related to the sale of accounts receivable of $1,699 and $3,693, respectively, comprising related discounts and fees.

(8) The Company's results for the first six months of 2000 include a noncash after-tax charge of $51,952 ($84,676 pretax), or $1.04 per diluted share, to reflect the cumulative effect on years prior to 2000 of changing the method of accounting for nonrefundable up-front revenues and the portion of the sales and marketing costs deemed to be direct costs of acquiring new subscribers at BHS. Under the Company's current accounting policy, both the nonrefundable up-front revenues and the related direct costs, as defined, of obtaining subscribers (primarily a portion of the sales commissions and direct marketing expenses) are deferred and recognized in results of operations over the estimated term of the subscriber relationship, which is generally 15 years. BHS previously recognized nonrefundable up-front revenue as received and the related direct costs as incurred.

(9) As noted above, Coal Operations were reported as discontinued operations of the Company as of December 31, 2000 and the accompanying unaudited consolidated financial statements and related disclosures for all periods presented reflect this presentation. The Company's formal plan of disposal includes the sale of all of its active and idle coal mining operations and reserves (including 23 company or contractor operated mines and 6 active plants), as well as other assets which support those operations. Included in the assets expected to be sold is the Company's interest in Dominion Terminal Associates ("DTA"), a coal port facility in Newport News, Virginia. The Company expects to sell these properties and support operations by December 31, 2001. The assets to be sold primarily include inventory, its DTA partnership interest and property, plant and equipment, and it is expected that certain liabilities, primarily reclamation costs related to active properties will be assumed by the acquiror. Total proceeds from the sale of Coal Operations, which could include cash, the present value of future royalties to be received and liabilities to be transferred, are expected to exceed $100,000. No adjustments were made during the three and six month periods ended June 30, 2001 to the estimated loss on disposal of the discontinued operations.

      The ultimate outcome of the sale of the coal business, including the timing of sales, assets sold, liabilities assumed by the acquiror, liabilities retained by the Company and proceeds received from the sales, is subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, that could cause actual results, performance or achievements to differ materially from those which are anticipated. Such risks, uncertainties and contingencies include, but are not limited to, the completion of sales of coal assets on mutually agreeable terms, the timing of such sales, the parties that purchase the coal assets and variations in the price of coal.

      Certain assets and liabilities are expected to be retained by the Company, including net working capital (excluding inventory), certain parcels of land, income and non-income tax assets and liabilities, certain inactive employee liabilities primarily for postretirement medical benefits, workers' compensation and black lung obligations, and reclamation related liabilities associated with certain closed coal mining sites in Virginia, West Virginia and Kentucky. In addition, the Company expects to continue to be liable for other contingencies, including its unconditional guarantee of the payment of the principal and premium, if any, on coal terminal revenue refunding bonds (principal amount of $43,160). The following is a summary of the assets and liabilities at carrying value that the Company expects to retain as of June 30, 2001:


      (In thousands)                                               June 30, 2001
      --------------------------------------------------------------------------
      Assets:
      Net working capital and other assets                           $    11,758
      Property, plant and equipment, net                                   8,804
      Net deferred tax assets                                            231,614

      Liabilities:
      Inactive workers' compensation and black lung obligations      $    78,384
      Retiree medical obligations                                        421,775
      Reclamation liabilities - inactive properties                       24,309
      Other liabilities (a)                                               52,649
      --------------------------------------------------------------------------

      (a) Includes $43,160 unconditional guarantee related to coal terminal revenue refunding bonds.


      On February 10, 1999, the US District Court of the Eastern District of Virginia entered a final judgment in favor of certain of the Company's subsidiaries, ruling that the Federal Black Lung Excise Tax ("FBLET") is unconstitutional as applied to export coal sales. A total of $800 (including interest) was refunded in 1999 for the FBLET that those companies paid for the first quarter of 1997. The Company has sought refunds of the FBLET it paid on export coal sales for all open statutory periods and expects to receive refunds for some or all of that tax paid (plus interest) pursuant to a review of claim documentation by the Internal Revenue Service. Through a lawsuit filed in the Court of Federal Claims, the Company is pursuing the refund of other FBLET payments made prior to the second quarter of 1994. That suit is proceeding as a result of the US Supreme Court's denial of the government's request that it review a related case filed by another company concerning the applicable statute of limitations. Due to the uncertainty as to the ultimate amounts to be received, which are expected to range from $12,000 to $37,000 (before interest and applicable income taxes), as well as the timing of the FBLET refunds, the Company has not currently recorded a receivable for such amounts in its estimate of operating losses during the sale period.

      Although the Company is not currently liable for a multi-employer pension plan withdrawal liability associated with its planned exit from the coal business, it could, under certain circumstances, become liable for such obligations during the sale process. Such liability, if any, is subject to several factors, the effects of which cannot be predicted at this time. Those factors include funding and benefit levels of the plans and the ultimate timing and form of the sale transactions. Accordingly, the Company has not recorded a withdrawal liability in the determination of the estimated loss on disposal.

(10) During the fourth quarter of 2000, BAX Global finalized a restructuring plan aimed at reducing the capacity and cost of its airlift capabilities in the US as well as reducing station operating expenses and sales, general and administrative costs in the Americas and Atlantic regions. This included the elimination of approximately 300 full time positions at BAX Global and subsidiaries including aircraft crew and station operating, sales and business unit overhead positions. The following table analyzes the changes in liabilities during the first six months of 2001 for such costs:


                                     Fleet                   Station &
      (In thousands)                Charges     Severance      Other       Total
      --------------------------------------------------------------------------

      Balance at December 31, 2000 $ 6,649        2,006        3,379      12,034
        Adjustments                    (21)         (86)          (2)       (109)
        Payments                    (2,607)      (1,493)        (620)     (4,720)
      --------------------------------------------------------------------------
      Balance at June 30, 2001     $ 4,021          427        2,757       7,205
      --------------------------------------------------------------------------


      Substantially all severance costs are expected to be paid out during 2001. Other cash charges primarily include contractual commitments for aircraft and facilities, approximately two-thirds of which are expected to be paid out during 2001, with the remainder expected to be paid out by the end of 2002.

(11) Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but be tested for impairment at least annually. SFAS No. 141 will be adopted in the third quarter of 2001 and SFAS No. 142 will be adopted in the first quarter of 2002. Because of the extensive effort needed to comply with adopting SFAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report.

                      The Pittston Company and Subsidiaries
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


The following discussion is a summary of the key factors management considers necessary or useful in reviewing the Company's results of operations, liquidity and capital resources. The Company's reported results of operations exclude its discontinued operations.

Summary
The Pittston Company and subsidiaries (the "Company") currently includes four operating segments and one discontinued segment. The operating segments are Brink's, Incorporated ("Brink's"), Brink's Home Security, Inc. ("BHS"), BAX Global Inc. ("BAX Global") and Other Operations which includes the Company's natural gas, timber and gold interests.

In the fourth quarter of 1999, the Company announced its intention to exit the coal business through the sale of its Pittston Coal Operations ("Coal Operations"). In December 2000, the Company formalized its plan to dispose of those operations by the end of 2001, and accordingly, Coal Operations have been reported as discontinued operations for all periods presented herein.

The Company's income from continuing operations before cumulative effect of change in accounting principle was $3.8 million and $12.5 million, respectively, in the second quarter and first half of 2001, down from $4.8 million and $19.2 million, respectively, in the comparable 2000 periods. Income from continuing operations before cumulative effect of change in accounting principle was lower in the 2001 periods principally due to lower operating profit at Brink's partially offset by improved results at BAX Global.


                              RESULTS OF OPERATIONS

                            Three Months Ended June 30  Six Months Ended June 30
(In thousands)                        2001        2000          2001        2000
--------------------------------------------------------------------------------
Revenues:
Business and security services:
  Brink's                       $  372,068     364,463       745,383     718,159
  BHS                               64,229      58,942       126,015     116,807
  BAX Global                       438,087     516,445       901,484   1,025,485
--------------------------------------------------------------------------------
Total business and security
 services                          874,384     939,850     1,772,882   1,860,451
  Other Operations                  10,090       8,310        19,919      17,493
--------------------------------------------------------------------------------
Revenues                        $  884,474     948,160     1,792,801   1,877,944
--------------------------------------------------------------------------------

Operating profit (loss):
Business and security services:
  Brink's                       $   15,507      21,548        34,266      45,503
  BHS                               14,630      14,496        29,136      28,546
  BAX Global                       (10,080)    (13,539)      (15,820)    (16,407)
--------------------------------------------------------------------------------
Total business and security
 services                           20,057      22,505        47,582      57,642
  Other Operations                   1,444       1,285         3,740       3,529
--------------------------------------------------------------------------------
Segment operating profit            21,501      23,790        51,322      61,171
General corporate expense           (5,009)     (5,592)       (9,403)    (10,674)
--------------------------------------------------------------------------------
Operating profit                $   16,492      18,198        41,919      50,497
--------------------------------------------------------------------------------

Discussion of the operating segments' financial results follows.

Brink's
The following is a table of selected financial data for Brink's on a comparative basis:


                            Three Months Ended June 30  Six Months Ended June 30
(In thousands)                         2001       2000          2001        2000
--------------------------------------------------------------------------------
Revenues:
  North America (a)             $   171,586    160,241       338,272     317,078
  International                     200,482    204,222       407,111     401,081
--------------------------------------------------------------------------------
Total revenues                  $   372,068    364,463       745,383     718,159
--------------------------------------------------------------------------------
Operating profit:
  North America (a)             $    12,032     12,974        20,632      23,788
  International                       3,475      8,574        13,634      21,715
--------------------------------------------------------------------------------
Total segment operating profit  $    15,507     21,548        34,266      45,503
--------------------------------------------------------------------------------
Depreciation and amortization   $    15,363     15,714        30,258      30,611
Capital expenditures                 13,974     14,060        33,621      37,266
--------------------------------------------------------------------------------

(a)  Includes US, Canada and Puerto Rico.


Revenue
Revenues were higher in North America in the second quarter and first half of 2001 compared to the 2000 periods primarily due to armored car operations, which include ATM services.

International revenues in the second quarter and first half of 2001 were reduced by approximately $18 million and $31 million, respectively, as a result of the year-over-year strengthening of the US dollar relative to local currencies. During the second quarter of 2000, Brink's French subsidiary accelerated its reporting by one month to current month reporting, which increased revenue for the second quarter of 2000 by approximately $22 million; this was partially offset by an estimated $8 million reduction in revenues due to an industry-wide strike in France in May 2000. Excluding both of these unusual items and foreign currency effects, International revenues in the second quarter and first half of 2001 would have increased 14% and 13%, respectively, from the same periods of 2000, primarily due to higher revenues in France, Venezuela and Brazil.

Operating Profit
Lower North American operating profits in the second quarter and first half of 2001 versus the 2000 periods were largely due to the loss of business and a continuing labor dispute in Canada and lower results in the Global Services business (air courier and diamond/jewelry), partially offset by the effect of improved performance in armored car and ATM services in the United States. The Company expects the trends seen in Canada to continue to negatively affect operating profit comparisons to 2000 in the second half of 2001. North American operating profits in the second quarter improved 40% from those reported in the first quarter of 2001 as a result of an improvement in Global Services results, the implementation of price increases and improvements in the Company's armored car operations.

International operating profits were negatively affected in Europe and Latin America for the second quarter and first half of 2001 as compared to the same periods of 2000. In Europe, France's operating profits for the second quarter of 2000 were reduced by approximately $5 million as a result of the May 2000 strike, partially offset by approximately $2 million associated with the previously mentioned acceleration of reporting. France incurred additional expenses during the 2001 quarter due to up-front hiring, training and other costs associated with upcoming euro transportation work, costs associated with entry into new markets and higher personnel costs. European operating performance was also negatively impacted during the second quarter of 2001 by market development costs associated with ongoing efforts to build the United Kingdom's ATM business and in the first half of 2001 by certain start-up costs for new business in Belgium. In Latin America, lower operating profits during the second quarter and first half of 2001 were due to economic and competitive pressures and increased labor costs in certain markets. International operating profit is expected to benefit in the fourth quarter of 2001 and the first half of 2002 from armored car business associated with the euro currency distribution that is planned in Europe.

Brink's Home Security
The following is a table of selected financial data for BHS on a comparative basis:


                           Three Months Ended June 30   Six Months Ended June 30
(Dollars in thousands)                2001       2000           2001        2000
--------------------------------------------------------------------------------
Revenues (a)                     $  64,229     58,942        126,015     116,807
--------------------------------------------------------------------------------
Operating profit:
Operating profit from recurring
  services (b)                   $  25,473     24,333         51,375      48,124
Investment in new subscribers (c)  (10,843)    (9,837)       (22,239)    (19,578)
--------------------------------------------------------------------------------
Total segment operating profit   $  14,630     14,496         29,136      28,546
--------------------------------------------------------------------------------
Monthly recurring revenues (d)                             $  18,634      17,495
--------------------------------------------------------------------------------
Annualized disconnect rate            7.6%       8.2%           7.4%        7.9%
--------------------------------------------------------------------------------
EBITDA (e)                       $  32,410     30,385         63,060      59,571
--------------------------------------------------------------------------------
Number of subscribers:
  Beginning of period              683,657    652,578        675,278     643,277
  Installations                     22,509     20,713         43,136      42,255
  Disconnects                      (13,139)   (13,412)       (25,387)    (25,653)
--------------------------------------------------------------------------------
  End of period                    693,027    659,879        693,027     659,879
--------------------------------------------------------------------------------
Average number of subscribers
  during the period                688,223    656,205        683,701     652,103
Depreciation and amortization    $  17,780     15,889         33,924      31,025
Capital expenditures                20,557     18,221         39,815      35,400
--------------------------------------------------------------------------------

(a) 2000 results have been restated to reflect the change in accounting principle implemented as a result of the issuance of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements."
(b) Operating profit from recurring services reflects the normal monthly earnings generated from the existing subscriber base plus the amortization of deferred revenues and deferred subscriber acquisition costs (direct marketing and selling expenses).
(c) Investment in new subscribers primarily includes the marketing and selling expenses, net of the deferral of direct subscriber acquisition costs.
(d) Monthly recurring revenues are calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for monitoring, maintenance and related services. The monthly recurring revenues exclude the amortization of deferred revenues.
(e) EBITDA represents earnings before interest, tax, depreciation and amortization including the amortization of deferred subscriber acquisition costs. EBITDA is not a substitute for operating profit as determined in accordance with generally accepted accounting principles as a measure of profitability. It is presented as additional information because management believes it is a useful indicator of the business unit's ability to generate cash for reinvestment and other corporate uses. Because EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to similarly titled measures of other companies.


Revenue
The increase in BHS's revenues for the three and six months ended June 30, 2001 versus the comparable 2000 periods was primarily the result of a 5% higher average subscriber base in each period as well as higher average per-subscriber monitoring fees. These factors also contributed to the 7% increase in monthly recurring revenues at June 30, 2001 versus June 30, 2000.

Operating Profit
The increase in BHS's operating profit in the second quarter and first half of 2001 in comparison to the same periods of 2000 is due to higher revenue as discussed above, partially offset by increases in service costs for existing customers and the up-front investment in new subscribers (marketing and selling expenses which have not been deferred) incurred to generate new customers. In addition, depreciation and amortization expenses have increased primarily as a result of the increase in the capitalized costs (installation costs and deferred subscriber acquisition costs) per installation in recent years and the higher subscriber base.

BAX Global
The following is a table of selected financial data for BAX Global on a comparative basis:


                           Three Months Ended June 30   Six Months Ended June 30
(In thousands)                        2001       2000           2001        2000
--------------------------------------------------------------------------------
Revenues:
  Americas                      $  250,400    308,369        516,403     618,828
  International                    202,768    221,816        415,846     434,221
  Eliminations/other               (15,081)   (13,740)       (30,765)    (27,564)
--------------------------------------------------------------------------------
Total revenues                  $  438,087    516,445        901,484   1,025,485
--------------------------------------------------------------------------------
Operating profit (loss):
  Americas                      $  (12,224)   (11,476)       (21,822)    (12,238)
  International                      6,720      8,884         14,385      16,260
  Other                             (4,576)   (10,947)        (8,383)    (20,429)
--------------------------------------------------------------------------------
Total segment operating loss    $  (10,080)   (13,539)       (15,820)    (16,407)
--------------------------------------------------------------------------------
Depreciation and amortization   $   13,894     14,905         28,505      28,478
Capital expenditures                 4,879     13,589         19,993      25,564
--------------------------------------------------------------------------------
Intra-US revenue                $  114,963    150,465        235,668     306,727
Worldwide expedited freight
 services:
  Revenues                      $  348,768    421,133        727,690     837,283
  Weight (million pounds)              355        441            732         873
--------------------------------------------------------------------------------


Revenue
Revenues at BAX Global's Americas region decreased 19% and 17%, respectively, in the second quarter and first half of 2001 compared to the 2000 periods as a result of softening expedited freight demand caused primarily by weak economic conditions in the US and Asia, combined with slightly lower overall pricing due to a shift in product mix. International revenues decreased 9% and 4%, respectively, in the second quarter and first half of 2001 as compared to the 2000 periods as higher revenues in the Atlantic region were more than offset by lower revenues in the Pacific region. Revenues in the Atlantic region increased due to growth in the freight forwarding business and strong demand for supply chain management and transportation services. Revenues declined in the Pacific region primarily due to lower volume from high-technology industry customers and weakened economic conditions.

Operating Profit
Despite the reduction in revenue, operating performance improved in the second quarter and first half of 2001 compared to the 2000 periods, reflecting the reduction in North American transportation costs and certain global overhead costs included within Other operating loss. In addition, beginning in 2001, certain US-based logistics resources were refocused from a global to a largely Americas role, resulting in costs that were classified as Other during 2000 ($2.0 million and $3.9 million, respectively, for the second quarter and first six months of 2000) being charged directly against the Americas during 2001.

The higher operating loss for the second quarter and first six months of 2001 in the Americas region was largely the result of lower expedited freight volumes and the inclusion in 2001 of the above-mentioned logistics costs, partially offset by the reduction in costs resulting from implementation of the restructuring plan announced in the fourth quarter of 2000. The decrease in International operating profit in both periods of 2001 compared to the prior year periods is primarily due to the weak US and Asian economies, which resulted in lower volumes. These results were partially offset by increased profits in the Atlantic region due in large part to savings from the restructuring and continuing efforts to reduce overhead costs.

BAX Global Restructuring Plan
During the fourth quarter of 2000, BAX Global finalized a restructuring plan aimed at reducing the capacity and cost of its airlift capabilities in the US as well as lowering station operating expenses and sales, general and administrative costs in the Americas and Atlantic regions. This included the elimination of approximately 300 full-time positions at BAX Global including aircraft crew and station operating, sales and business unit overhead positions. The following table analyzes the changes in liabilities during the first six months of 2001 for such costs:


                                    Fleet                   Station &
(In thousands)                     Charges     Severance      Other       Total
--------------------------------------------------------------------------------
Balance at December 31, 2000     $  6,649       2,006         3,379       12,034
  Adjustments                         (21)        (86)           (2)        (109)
  Payments                         (2,607)     (1,493)         (620)      (4,720)
--------------------------------------------------------------------------------
Balance at June 30, 2001         $  4,021         427         2,757        7,205
--------------------------------------------------------------------------------


Substantially all severance costs are expected to be paid out during 2001. Other cash charges primarily include contractual commitments for aircraft and facilities, approximately two-thirds of which are expected to be paid out during 2001, with the remainder expected to be paid out by the end of 2002.

Other Operations
The Company's gold operations ("Mineral Ventures") had net sales of $3.3 million during the second quarter of 2001 and $6.9 million in the first half of 2001, decreasing 15% and 18%, respectively, from the 2000 periods primarily as a result of a decrease in ounces of gold sold and a strong US dollar, partially offset by higher gold realizations. Mineral Venture's operating loss was $0.8 million and $1.3 million in the second quarter and first half of 2001, reflecting lower sales and production volume, a strong US dollar and higher gold realizations.

Net sales from the Company's gas and timber businesses ("Allied") compared to 2000 periods improved 53% to $6.8 million in the second quarter of 2001 and improved 44% to $13.0 million in the first half of 2001. The improvement was primarily due to higher natural gas prices and increased timber sales volume. Allied's operating profit of $2.2 million and $5.1 million in the second quarter and first half improved 26% and 52%, respectively over the 2000 periods. The increase was primarily due to improved natural gas prices and related royalties partially offset by lower timber operating profits due to a decline in lumber prices.

Discontinued Operations
As noted above, Coal Operations were reported as discontinued operations of the Company beginning in the fourth quarter of 2000 and the accompanying financial statements and related disclosures for all periods presented have been reported accordingly. The Company's formal plan of disposal includes the sale of all of its active and idle coal mining operations and reserves (including 23 Company- or contractor-operated mines and 6 active plants), as well as other assets which support those operations. Included in the assets expected to be sold is the Company's interest in Dominion Terminal Associates ("DTA"), a coal port facility in Newport News, Virginia. The Company expects to sell these properties and support operations by December 31, 2001. The assets expected to be sold primarily include inventory, its DTA partnership interest and property, plant and equipment, and it is expected that certain liabilities, primarily reclamation costs related to active properties will be assumed by the acquiror. Total proceeds from the sale of Coal Operations, which could include cash, the present value of future royalties to be received and liabilities to be transferred, are expected to exceed $100 million.

The ultimate outcome of the sale of the coal business, including the timing of sales, assets sold, liabilities assumed by the acquiror, liabilities retained by the Company and proceeds received from the sales, is subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, that could cause actual results, performance or achievements to differ materially from those which are anticipated. Such risks, uncertainties and contingencies include, but are not limited to, the completion of sales of coal assets on mutually agreeable terms, the timing of such sales, the parties that purchase the coal assets and variations in the price of coal.

The Company reported an estimated loss on the disposal of the discontinued segment of $189.1 million, net of tax, in the fourth quarter of 2000. The Company has continued to evaluate the factors which entered into the calculation of the estimated loss and has determined that no adjustment to the estimated loss is currently appropriate.

Coal revenues of $101.9 million and $200.1 million, respectively, for the second quarter and first six months of 2001, respectively, were higher than the $92.8 million and $191.0 million in the comparable periods of 2000. Higher realizations per ton due to improved market conditions were partially offset by a decrease in volumes.

On February 10, 1999, the US District Court of the Eastern District of Virginia entered a final judgment in favor of certain of the Company's subsidiaries, ruling that the Federal Black Lung Excise Tax ("FBLET") is unconstitutional as applied to export coal sales. A total of $0.8 million (including interest) was refunded in 1999 for the FBLET that those companies paid for the first quarter of 1997. The Company has sought refunds of the FBLET it paid on export coal sales for all open statutory periods and expects to receive refunds for some or all of that tax paid (plus interest) pursuant to a review of claim documentation by the Internal Revenue Service. Through a lawsuit filed in the Court of Federal Claims, the Company is pursuing the refund of other FBLET payments made prior to the second quarter of 1994. That suit is proceeding as a result of the US Supreme Court's denial of the government's request that it review a related case filed by another company concerning the applicable statute of limitations. Due to the uncertainty as to the ultimate amounts to be received, which are expected to range from $12 million to $37 million (before interest and applicable income taxes), as well as the timing of the FBLET refunds, the Company has not currently recorded a receivable for such amounts in its estimate of operating losses during the sale period.

Although the Company is not currently liable for a multi-employer pension plan withdrawal liability associated with its planned exit from the coal business, it could, under certain circumstances, become liable for such obligations during the sale process. Such liability, if any, is subject to several factors, the effects of which cannot be predicted at this time. Those factors include funding and benefit levels of the plans and the ultimate timing and form of the sale transactions. Accordingly, the Company has not included a withdrawal liability in its determination of the estimated loss on disposal.

The Company expects to have ongoing expenses in future years (primarily interest costs on retiree medical obligations) which are currently associated with its Coal Operations. Such expenses are currently included in the loss from discontinued operations since they are considered to be costs of the discontinued operations. After the expected sale of the Company's Coal Operations, these expenses will be a component of the Company's income from continuing operations. Using assumptions as of December 31, 2000, the Company estimates that such expenses will approximate $35 million to $40 million per annum.

The Company has established a Voluntary Employees' Beneficiary Association ("VEBA") which is intended to tax efficiently fund certain retiree medical liabilities primarily for retired coal miners and their dependents. The VEBA may receive partial funding from the proceeds of the planned sale of the Company's coal business as well as other sources over time. The Company contributed $15.0 million to the VEBA in December 1999. As of June 30, 2001, the balance in the VEBA was $16.3 million and was included in other non-current assets.

Foreign Operations
A portion of the Company's financial results is derived from activities in over 100 countries each with a local currency other than the US dollar. Because the financial results of the Company are reported in US dollars, they are affected by changes in the value of the various foreign currencies in relation to the US dollar. Changes in exchange rates may also affect transactions which are denominated in currencies other than the functional currency. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency fluctuations may have in any one country on the translated results. The Company, from time to time, uses foreign currency forward contracts to hedge transactional risks associated with foreign currencies. Translation adjustments of net monetary assets and liabilities denominated in the local currency relating to operations in countries with highly inflationary economies, such as the Company's Venezuelan subsidiary, are included in net income, along with all transaction gains or losses for the period.

The Company is also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, political instability, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Company cannot be predicted.

Other Operating Income, Net
Other operating income, net, which is a component of each operating segment's previously discussed operating profit, generally includes the Company's share of net earnings or losses of unconsolidated foreign affiliates, royalty income and gains and losses from foreign currency exchange. Other operating income, net for the three and six months ended June 30, 2001 was $4.7 million and $9.0 million, respectively, compared to $3.0 million and $5.9 million, respectively, in the three and six months ended June 30, 2000. The increase in other operating income for the three and six month periods ended June 30, 2001 as compared to the same periods of 2000 was primarily due to gains realized from higher royalty income and foreign currency exchange.

Interest Expense, Net
Net interest expense decreased $1.6 million (18%) and $3.1 million (17%) in the second quarter and first six months of 2001 as compared to the same periods of 2000. The decrease in interest expense was predominantly due to lower average US borrowings, partly attributable to the sale of a revolving interest in certain of BAX Global's accounts receivable. Additionally, the Company had lower borrowings in Venezuela during the three and six months ended June 30, 2001 as compared to the prior year periods.

Other Expense, Net
Other expense, net for the three and six months ended June 30, 2001 was $2.9 million and $6.6 million, respectively, compared to $1.3 million and $1.0 million, respectively, for the three and six months ended June 30, 2000. The higher expense for the second quarter and first half of 2001 compared to the 2000 periods was primarily due to additional expenses in 2001 associated with the previously mentioned sale of a revolving interest in certain of BAX Global's accounts receivable, representing the related discounts and fees (see Note 7 to the unaudited Consolidated Financial Statements), as well as an increase in minority interest expense reflecting improved operating results in certain affiliates.

Income Taxes
In both the 2001 and 2000 periods presented, the provision for income taxes from continuing operations was greater than the statutory federal income tax rate of 35% primarily due to goodwill amortization and state income taxes, partially offset by lower taxes on foreign income. As a result of Coal Operations being reported under discontinued operations, the tax benefits of percentage depletion are no longer reflected in the effective tax rate of continuing operations. Beginning in 2002, the Company's future effective tax rates are expected to be favorably impacted by the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". The Company is currently assessing the potential impacts of adopting this Statement (see "Pending Accounting Changes").

                               FINANCIAL CONDITION

Operating Activities
Net cash provided by operating activities during the first six months of 2001 totaled $94.4 million compared with $94.1 million in the first six months of 2000. Cash from operating activities remained relatively flat as lower cash flow from operating activities before changes in operating assets and liabilities and an increased use of cash by discontinued operations in 2001 were offset by lower cash usage for other operating assets and liabilities.

Investing Activities
Net cash used in investing activities during the first six months of 2001 and 2000 was $113.9 million and $142.8 million, respectively, including $5.3 million and $7.2 million used by the discontinued operations. The decrease of $29.0 million in net cash used in investing activities was primarily due to lower aircraft heavy maintenance expenditures. Aircraft heavy maintenance expenditures of $6.3 million during the first six months of 2001 decreased $27.3 million over the same period of 2000, primarily due to a decrease in the number of planes in maintenance, largely the result of the decrease in the total number of planes operated by BAX Global's Air Transport International unit. In addition, the Company paid $5.0 million during the first half of 2001 to purchase the remaining third party interest in Brink's Argentina.

Capital expenditures for the first six months of 2001 approximated $96 million, down from approximately $99 million in the comparable period of 2000. Of the 2001 capital expenditures, $33.6 million was spent by Brink's, $39.8 million was spent by BHS, $20.0 million was spent by BAX Global, and $2.5 million was spent by Other Operations. For the full year of 2001, company-wide capital expenditures for continuing operations are projected to range between $195 and $205 million. The foregoing amounts exclude expenditures that have been or are expected to be financed through capital leases.

Financing Activities
Net cash provided by financing activities was $15.9 million for the first six months of 2001, compared with $8.4 million for the same period in 2000. Both years reflected net borrowings under the Facility (described below) as well as repayments of a portion of the long-term debt of Brink's France and Venezuela in 2000. In January 2001, the Company completed a $75.0 million private placement of Senior Notes. The proceeds from issuance of the Senior Notes were used to repay borrowings under the Facility (described below). The Company intends to fund future capital expenditures through cash flow from operating activities or through operating leases if the latter are financially attractive. Any additional funding that may be required is expected to be financed through the Company's revolving credit agreements or other borrowing arrangements.

The Company has a $370.0 million revolving credit agreement with a syndicate of banks (the "Facility"). Under the Facility, the Company may borrow up to $185 million over a three-year term ending October 3, 2003 and up to $185 million over a one-year term ending October 2, 2001. The Company is currently in discussions to renew the one-year facility. As of June 30, 2001 and December 31, 2000, borrowings of $185.0 million were outstanding under the long-term loan portion of the Facility. As of June 30, 2001, borrowings of $28.0 million were outstanding under the one-year portion of the Facility. At December 31, 2000, the Company classified the $59.8 million outstanding under the one-year portion of the Facility as long-term debt, reflecting the refinancing of those borrowings with proceeds from a private placement of Senior Notes in January 2001, as discussed above.

Market Risks and Hedging and Derivative Activities
The Company has activities in well over 100 countries and a number of different industries. These operations expose the Company to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. In addition, the Company consumes and sells certain commodities in its businesses, exposing it to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by the Company as an integral part of its overall risk management program. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency rate fluctuations may have in any one country on the consolidated translated results. The Company's risk management program considers this favorable diversification effect as it measures the Company's exposure to financial markets and as appropriate, seeks to reduce the potentially adverse effects that the volatility of certain markets may have on its operating results. In addition, the Company, in some cases, is able to adjust its pricing to cover a portion of the increase in the cost of certain commodities (primarily jet fuel). The Company has not had any material change in its market risk exposures since December 31, 2000.

Capitalization
As of June 30, 2001, the Company had the remaining authority to purchase over time up to 1 million shares of Pittston Common Stock and any or all of the issued and outstanding shares of its $31.25 Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") with an aggregate purchase price limitation of $30 million for all such purchases. No purchases were made under the authority in the first half of 2001.

Dividends
During the first six months of 2001 and 2000, the Board declared and the Company paid cash dividends of $0.05 per share of Pittston Common Stock. Dividends paid on the Company's Convertible Preferred Stock in the first six months of 2001 and 2000 were $0.3 million and $0.5 million, respectively. Future dividends, if any, on the Company's Common Stock are dependent on the earnings, financial condition, cash flow and business requirements of the Company, as determined by the Board. On July 13, 2001, the Board declared its regular quarterly dividend of $0.025 per share on its Common Stock and $7.8125 per share on its Convertible Preferred Stock.

Pending Accounting Changes
Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but be tested for impairment at least annually. SFAS No. 141 will be adopted in the third quarter of 2001 and SFAS No. 142 will be adopted in the first quarter of 2002. Because of the extensive effort needed to comply with adopting SFAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report.

Forward-Looking Information
Certain of the matters discussed herein, including statements regarding the timing and outcome of the sale of the coal business, expected proceeds from the sale of the coal business, the retention of certain assets and liabilities following the sale of the coal assets, the Company's ongoing expenses associated with its Coal Operations, the impact of SFAS No. 141 and SFAS No. 142 on the Company's consolidated financial statements, the timing of funding and source of funds for the VEBA, the amount and timing of FBLET refunds, the impact of the loss of business and the continuing labor dispute in Canada on Brink's operating profit in the second half of 2001, the effect on Brink's international operating results of the euro currency introduction, the timing of the payment of severance costs and other cash charges relating to the BAX Global restructuring, future effective tax rates and projected capital spending, involve forward-looking information which is subject to known and unknown risks, uncertainties, and contingencies, many of which are beyond the control of the Company and its subsidiaries, that could cause actual results, performance or achievements to differ materially from those that are anticipated. Such risks, uncertainties and contingencies include, but are not limited to, the ultimate outcome of efforts to sell the coal business, the completion of sales of coal assets on mutually agreeable terms, the parties that purchase the coal assets, variations in the price of coal, variations in the number of people entitled to retiree medical benefits arising from Coal Operations, the interpretation of, or the effect of adopting SFAS No. 141 and SFAS No. 142 on the Company's carrying value of its goodwill and other intangibles, the position taken by the Internal Revenue Service with respect to the timing and amount of FBLET refunds, Brink's ability to replace the lost Canadian business, the timing and ultimate outcome of Brink's labor dispute in Canada, Brink's ability to cost effectively participate in the euro currency introduction in Europe while maintaining current service levels, demand for Brink's armored car services in connection with the introduction of the euro, the allocation of funds to pay the charges relating to the BAX Global restructuring, the expansion of any of the operating segments into new markets, overall economic and business conditions, the domestic and international demand for the Company's products and services, pricing and other competitive factors in the Company's businesses, labor relations, new government regulations and legislative initiatives, variations in costs or expenses and performance delays by any public or private sector supplier, service provider or customer.

                           PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------

(a) The Registrant's annual meeting of shareholders was held on May 4, 2001.

(b)       Not required.

(c) The following persons were elected for terms expiring in 2004, by the following votes:

                                         For                    Withheld

            James R. Barker         46,963,196.073            1,284,909.176

            James L. Broadhead      46,960,462.073            1,287,643.176

            Michael T. Dan          46,952,307.455            1,295,797.794

            Ronald M. Gross         46,967,349.994            1,280,755.255


          The selection of KPMG LLP as independent certified public accountants to audit the accounts of the Registrant and its subsidiaries for the year 2001 was approved by the following vote:

                 For                     Against                Abstentions

            47,016,201.336             975,547.806              256,356.107

Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

(b) There were no reports on Form 8-K filed during the second quarter of 2001.

                                    SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  THE PITTSTON COMPANY



August 8, 2001                           By:      /s/ Robert T. Ritter
                                             ---------------------------------
                                                    Robert T. Ritter
                                                    (Vice President -
                                                Chief Financial Officer)