Form 10-Q
period 2001-09-30
PITTSTON CO
filed 2001-11-14
CIK 78890

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                  ashington, D.C. 20549




                                    FORM 10-Q




                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 2001
                                                   ------------------

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of November 1, 2001, 54,267,677 shares of $1 par value common stock were outstanding.


                         Part I - Financial Information
                      The Pittston Company and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                September 30      December 31
                                                        2001             2000
------------------------------------------------------------------------------
                                                 (Unaudited)
ASSETS
Cash and cash equivalents                         $  111,176           97,751
Accounts receivable, net                             509,026          560,118
Prepaid expenses and other current assets             60,702           57,876
Deferred income taxes                                 80,921           81,408
Current assets of discontinued operations             16,231           16,473
------------------------------------------------------------------------------
  Total current assets                               778,056          813,626

Property, plant and equipment, (net of accumulated
  depreciation: 2001 - $652,233; 2000 - $563,073)    824,690          831,557
Goodwill, net                                        230,911          232,969
Prepaid pension costs                                117,298          118,381
Deferred income taxes                                229,404          229,693
Other assets                                         155,734          141,936
Noncurrent assets of discontinued operations         109,400          110,547
------------------------------------------------------------------------------
  Total assets                                    $2,445,493        2,478,709
------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings                             $   61,109           51,003
Current maturities of long-term debt                  17,265           34,378
Accounts payable                                     261,450          315,956
Accrued miscellaneous liabilities                    495,259          493,236
Current liabilities of discontinued operations         4,567            3,734
------------------------------------------------------------------------------
  Total current liabilities                          839,650          898,307

Long-term debt                                       311,733          311,418
Postretirement benefits other than pensions          396,349          401,093
Workers' compensation and other claims                81,684           85,116
Deferred revenue                                     126,378          123,831
Deferred income taxes                                 18,339           16,654
Other liabilities                                    147,328          142,225
Noncurrent liabilities of discontinued operations     25,012           24,242
------------------------------------------------------------------------------
  Total liabilities                                1,946,473        2,002,886

Commitments and contingent liabilities
Shareholders' equity: Preferred stock,
par value $10 per share:
  Authorized: 2,000 shares of $31.25
  Series C Cumulative Convertible Preferred Stock;
  Issued and outstanding: 2001 and 2000 - 21 shares      214              214
Common stock, par value $1 per share:
  Authorized: 100,000 shares; Issued and outstanding:
  2001 - 54,268 shares; 2000 - 51,778 shares          54,268           51,778
Capital in excess of par value                       389,078          348,752
Retained earnings                                    199,779          182,525
Accumulated other comprehensive loss                 (93,351)         (82,020)
Employee benefits trust, at market value             (50,968)         (25,426)
------------------------------------------------------------------------------
  Total shareholders' equity                         499,020          475,823
------------------------------------------------------------------------------
  Total liabilities and shareholders' equity      $2,445,493        2,478,709
------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


                      The Pittston Company and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                          Three Months            Nine Months
                                    Ended September 30     Ended September 30
                                       2001       2000        2001       2000
------------------------------------------------------------------------------

Revenues                         $  884,259    960,938   2,677,060  2,838,882
------------------------------------------------------------------------------

Expenses:
Operating expenses                  761,820    815,560   2,304,132  2,413,737
Selling, general and
administrative expenses             109,395    119,928     326,923    355,123
------------------------------------------------------------------------------
  Total expenses                    871,215    935,488   2,631,055  2,768,860
Other operating income, net           7,498      4,492      16,456     10,417
------------------------------------------------------------------------------
  Operating profit                   20,542     29,942      62,461     80,439
Interest income                         809        956       3,534      3,044
Interest expense                     (8,789)   (12,051)    (26,834)   (32,539)
Minority interest, net                 (941)    (1,012)     (3,897)    (1,942)
Other income (expense), net           3,024       (472)       (605)      (580)
------------------------------------------------------------------------------
  Income from continuing operations
   before income taxes and cumulative
   effect of change in accounting
   principle                         14,645     17,363      34,659     48,422
Provision for income taxes            5,492      6,592      12,997     18,457
------------------------------------------------------------------------------
  Income from continuing operations
   before cumulative effect of change
   in accounting principle            9,153     10,771      21,662     29,965
Loss from discontinued operations,
  net of tax                              -     (3,342)          -    (14,225)
------------------------------------------------------------------------------
  Income before cumulative effect of
   change in accounting principle     9,153      7,429      21,662     15,740
Cumulative effect of change in
  accounting principle, net of tax        -          -           -    (51,952)
------------------------------------------------------------------------------
  Net income (loss)                   9,153      7,429      21,662    (36,212)
Preferred stock dividends, net         (167)     1,503        (502)     1,041
------------------------------------------------------------------------------
  Net income (loss) attributed to
   common shares                 $    8,986      8,932      21,160    (35,171)
------------------------------------------------------------------------------

Basic net income (loss)
 per common share:
  Continuing operations          $     0.17       0.24        0.41       0.62
  Discontinued operations                -       (0.06)          -      (0.28)
  Cumulative effect of change in
   accounting principle                  -           -           -      (1.04)
------------------------------------------------------------------------------
                                 $     0.17       0.18        0.41      (0.70)
------------------------------------------------------------------------------
Diluted income (loss)
 per common share:
  Continuing operations          $     0.17       0.21        0.41       0.60
  Discontinued operations                -       (0.06)          -      (0.28)
  Cumulative effect of change in
   accounting principle                  -           -           -      (1.04)
------------------------------------------------------------------------------
                                 $     0.17       0.15        0.41      (0.72)
------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.



                      The Pittston Company and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                                  Nine Months
                                                           Ended September 30
                                                              2001       2000
------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                        $  21,662    (36,212)
Adjustments to reconcile net income (loss) to net cash
  provided by continuing operations:
  Loss from discontinued operations, net of tax                  -     14,225
  Cumulative effect of change in accounting principle,
   net of tax                                                    -     51,952
  Depreciation and amortization                            144,713    138,989
  Provision for aircraft heavy maintenance                  22,863     29,312
  Deferred income taxes                                        (44)    (5,329)
  Pension costs, net                                         6,784      8,376
  Provision for uncollectible accounts receivable           10,163     16,021
  Minority interest in consolidated affiliates               3,897      1,942
  Equity in undistributed earnings of unconsolidated
   affiliates                                               (2,764)    (2,892)
  Gain on disposition of marketable securities and
    investments in affiliates                               (5,970)         -
  Other operating, net                                      11,411     11,007
------------------------------------------------------------------------------
                                                           212,715    227,391
Changes in operating assets and liabilities,
 net of effects of acquisitions:
  Accounts receivable                                       35,105    (14,554)
  Prepaid expenses and other current assets                 (2,147)    (5,458)
  Other assets                                              (8,491)   (16,590)
  Accounts payable and accrued liabilities                 (25,556)   (26,967)
  Other liabilities                                         (1,920)    10,463
  Other, net                                                   105      4,170
------------------------------------------------------------------------------
Net cash provided by continuing operations                 209,811    178,455
Net cash used by discontinued operations                   (23,586)      (123)
------------------------------------------------------------------------------
Net cash provided by operating activities                  186,225    178,332
------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                (145,257)  (153,850)
Aircraft heavy maintenance expenditures                    (10,939)   (41,808)
Proceeds from disposition of marketable securities and
  investments in affiliates                                  7,268          -
Acquisitions                                                (5,906)    (3,880)
Proceeds from disposal of property, plant and equipment      1,701      3,905
Other, net                                                  (4,858)    (1,288)
Discontinued operations, net                                (6,660)    (4,881)
------------------------------------------------------------------------------
Net cash used by investing activities                     (164,651)  (201,802)
------------------------------------------------------------------------------
Cash flows from financing activities:
Short-term borrowings, net                                  10,596     21,376
Additions to long-term debt                                103,329     97,106
Reductions of long-term debt                              (122,695)  (119,962)
Repurchase of preferred stock                                    -     (2,162)
Proceeds from exercise of stock options                      4,677        482
Dividends paid                                              (4,056)    (4,224)
------------------------------------------------------------------------------
Net cash used by financing activities                       (8,149)    (7,384)
------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents        13,425    (30,854)
Cash and cash equivalents at beginning of period            97,751    131,159
------------------------------------------------------------------------------
Cash and cash equivalents at end of period               $ 111,176    100,305
------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      The Pittston Company and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)


1.    Basis of presentation and accounting changes

      The Pittston Company and subsidiaries (the "Company") has four operating segments and one discontinued segment. The operating segments are Brink's, Incorporated ("Brink's"), Brink's Home Security, Inc. ("BHS"), BAX Global Inc. ("BAX Global") and Other Operations which includes the Company's gold, timber and natural gas operations.

      The Company intends to exit the coal business through the sale of the Company's coal mining operations and reserves ("Coal Operations") and the Company's Coal Operations have been reported as discontinued operations for all periods presented herein. The Company reported an estimated loss on the disposal of the discontinued segment of $189,141, net of tax, in the fourth quarter of 2000. The Company has continued to evaluate the factors which entered into the calculation of the estimated loss and has determined that no adjustment to the estimated loss is currently appropriate.

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

      The Company's results for the first nine months of 2000 include a noncash after-tax charge of $51,952 ($84,676 pretax) to reflect the cumulative effect on years prior to 2000 of changing the method of accounting for nonrefundable up-front revenues and the portion of the sales and marketing costs deemed to be direct costs of acquiring new subscribers at BHS. Under the new accounting policy, both the nonrefundable up-front revenues and the related direct costs of obtaining subscribers (primarily a portion of the sales commissions and direct marketing expenses) are deferred and recognized in results of operations over the estimated term of the subscriber relationship, which is generally 15 years. BHS previously recognized nonrefundable up-front revenue as received and the related direct costs as incurred.

      Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 will be adopted in the first quarter of 2002 and, in accordance with the new standard, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but will be tested for impairment at least annually. The Company's goodwill amortization in the first nine months of 2001 and the full year 2000 was approximately $7,163 ($0.09 per diluted share after tax) and $9,451 ($0.12 per diluted share after tax), respectively. During 2002, the Company will perform a transitional goodwill impairment test and will record any resulting impairment charges, if necessary, as the cumulative effect of an accounting change as of January 1, 2002, in accordance with the requirements of SFAS No. 142. The impact of the implementation of this statement, if any, on the earnings and financial position of the Company has not yet been determined.

      SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued in August 2001 and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. This statement is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the timing of adoption and the effect that implementation of the new standard may have on its results of operations and financial position.

      SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in October 2001. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and will provide a single accounting model for long-lived assets held-for-sale. SFAS No. 144 will also supersede the provisions of Accounting Principles Board Opinion ("APB") 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in the periods in which the losses are incurred (rather than as of the measurement date as previously required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment in the income statement. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to materially impact the Company's results of operations and financial position. Amounts previously reported as discontinued operations in 2000 related to the Company's sale of its Coal Operations are expected to continue to be accounted for under APB 30.

2.    Earnings per share

                                            Three Months             Nine Months
                                      Ended September 30      Ended September 30
                                          2001      2000         2001       2000
      ---------------------------------------------------------------------------
      Numerator:
      Income from continuing operations
        before cumulative effect of change
        in accounting principle        $ 9,153    10,771       21,662     29,965
      Preferred stock dividends           (167)     (231)        (502)      (693)
      Gain to common shareholders on
        repurchase of preferred stock (a)    -     1,734            -      1,734
      ---------------------------------------------------------------------------
      Basic income from continuing
        operations per share numerator   8,986    12,274       21,160     31,006
      Preferred stock dividends              -       231            -        693
      Gain to common shareholders on
        repurchase of preferred stock (a)    -    (1,734)           -     (1,734)
      ---------------------------------------------------------------------------
      Diluted income from continuing
        operations per share numerator $ 8,986    10,771       21,160     29,965
      ---------------------------------------------------------------------------

      Denominator:
      Basic weighted average
        common shares outstanding       51,370    50,235       51,061     49,939
      Effect of dilutive securities:
        Stock options                      215        35          228         43
        Convertible preferred stock          -        36            -         37
      ---------------------------------------------------------------------------
      Diluted weighted average
        common shares outstanding       51,585    50,306       51,289     50,019
      ---------------------------------------------------------------------------

      (a) Excess of carrying amount over cash paid to holders.

      Common stock held in The Pittston Company Employee Benefits Trust (the "Trust") is excluded from the basic and diluted income from continuing operations per common share calculations. In September 2001 the Company issued 2,500 shares of common stock to the Trust. As of September 30, 2001 and 2000, 2,816 and 1,444 shares, respectively, of common stock were held by the Trust. The Company also excludes the effect of antidilutive securities from the computations of diluted income from continuing operations per common share. The equivalent weighted average shares of common stock that were excluded in each period are as follows:


                                          Three Months             Nine Months
                                    Ended September 30      Ended September 30
                                        2001      2000         2001       2000
      -------------------------------------------------------------------------

      Stock options                    2,248     2,743        1,864      2,813
      Convertible preferred stock         27         -           27          -
      -------------------------------------------------------------------------
      Total                            2,275     2,743        1,891      2,813
     --------------------------------------------------------------------------


3.    Supplemental cash flow information

                                                                   Nine Months
                                                            Ended September 30
                                                              2001        2000
      -------------------------------------------------------------------------
      Cash paid for:
        Interest, net                                  $    26,908      34,981
      -------------------------------------------------------------------------
        Income taxes, net                              $    15,851      25,033
      -------------------------------------------------------------------------
      Depreciation and amortization of
        property, plant and equipment                  $   131,101     126,939
      Amortization of goodwill and other                    13,612      12,050
      -------------------------------------------------------------------------
      Total depreciation and amortization              $   144,713     138,989
      -------------------------------------------------------------------------


4.    Comprehensive income (loss)

                                          Three Months             Nine Months
                                    Ended September 30      Ended September 30
                                        2001      2000         2001       2000
      -------------------------------------------------------------------------

      Net income (loss)              $ 9,153     7,429       21,662    (36,212)
      Other comprehensive income (loss),
        net of reclasses and taxes:
        Currency translation
         adjustments                  (1,129)   (9,116)     (14,258)   (18,333)
        Cash flow hedges              (2,173)   (2,784)       3,237     (6,658)
        Unrealized holding gains
         (losses) on investments      (2,711)      157         (310)       135
      -------------------------------------------------------------------------
      Comprehensive income (loss)    $ 3,140    (4,314)      10,331    (61,068)
      -------------------------------------------------------------------------

5.    Other income (expense), net

      During the fourth quarter of 2000, BAX Global entered into a five-year agreement to sell a revolving interest in certain of its accounts receivable through a commercial paper conduit program. Other income (expense), net, for the three and nine month periods ended September 30, 2001 includes costs related to the sale of accounts receivable of $1,504 and $5,197, respectively, comprising related discounts and fees. Other income (expense), net, for the third quarter of 2001 includes a gain on the sale of marketable securities of $3,850.

6.    Discontinued operations

      As noted above, Coal Operations were reported as discontinued operations of the Company as of December 31, 2000. The Company's plan of disposal includes the sale of its active and idle coal mining operations and reserves (including 23 company or contractor operated mines and 6 active plants), as well as other assets which support those operations. Included in the assets expected to be sold is the Company's interest in Dominion Terminal Associates ("DTA"), a coal port facility in Newport News, Virginia. The assets to be sold primarily include inventory, the Company's partnership interest in DTA and property, plant and equipment, and it is expected that certain liabilities, primarily reclamation costs related to active properties will be assumed by the purchaser(s). Total proceeds from the sale of Coal Operations, which could include cash, the present value of future royalties to be received and liabilities to be transferred, are expected to exceed $100,000. Due to the complex nature of the issues related to the sale of the operations and the status of current negotiations, the Company does not expect to complete the sale of all of these properties and support operations by December 31, 2001. The Company continues to assess, among other things, contingent gains and losses and its estimates of the timing of expected sales of the Coal Operations, and such estimates may affect the results from discontinued operations in future periods. The Company has continued to evaluate the factors which entered into the calculation of the estimated loss and has determined that no adjustment to the estimated loss is currently appropriate.

      The ultimate outcome of the sale of the coal business, including the timing of sales, assets sold, liabilities assumed by the purchaser(s), liabilities retained by the Company and proceeds received from the sales, is subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, that could cause actual results, performance or achievements to differ materially from those which are anticipated. Such risks, uncertainties and contingencies include, but are not limited to, the completion of sales of coal assets on mutually agreeable terms, the timing of such sales, the parties that purchase the coal assets and variations in the price of coal.

      Certain assets and liabilities are expected to be retained by the Company, including net working capital and other assets (excluding inventory), certain parcels of land, income and non-income tax assets and liabilities, certain inactive employee liabilities primarily for postretirement medical benefits, workers' compensation and black lung obligations, and reclamation related liabilities associated with certain closed coal mining sites in Virginia, West Virginia and Kentucky. In addition, the Company expects to continue to be liable for other contingencies, including its unconditional guarantee of the payment of the principal and premium, if any, on coal terminal revenue refunding bonds (principal amount of $43,160). The following is a summary of the assets and liabilities at carrying value as of September 30, 2001 that the Company expects to retain:


                                                            September 30, 2001
      -------------------------------------------------------------------------
      Assets:
      Net working capital and other assets                         $     5,541
      Property, plant and equipment, net                                 8,774
      Net deferred tax assets                                          231,614

      Liabilities:
      Inactive workers' compensation and black lung obligations    $    77,321
      Retiree medical obligations                                      419,977
      Reclamation liabilities for inactive properties                   22,873
      Long-term debt of DTA                                             43,160
      Other liabilities                                                 10,481
      -------------------------------------------------------------------------

      On February 10, 1999, the U.S. District Court of the Eastern District of Virginia entered a final judgment in favor of certain of the Company's subsidiaries, ruling that the Federal Black Lung Excise Tax ("FBLET") is unconstitutional as applied to export coal sales. A total of $800 (including interest) was refunded in 1999 for the FBLET that those companies paid for the first quarter of 1997. The Company has sought refunds of the FBLET it paid on export coal sales for all open statutory periods and expects to receive refunds for some or all of that tax paid (plus interest) pursuant to a review of claim documentation by the Internal Revenue Service. Through a lawsuit filed in the Court of Federal Claims, the Company is pursuing the refund of other FBLET payments made prior to the second quarter of 1994. Due to the uncertainty as to the ultimate amounts to be received, which are expected to range from $12,000 to $37,000 (before interest and applicable income taxes), as well as the timing of the FBLET refunds, the Company has not currently recorded a receivable for such amounts in its estimate of operating losses during the sale period.

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

7.    Restructuring

      During the fourth quarter of 2000, BAX Global finalized a restructuring plan aimed at reducing the capacity and cost of its airlift capabilities in the U.S. as well as reducing station operating expenses and sales, general and administrative costs in the Americas and Atlantic regions. This included the elimination of 10 planes from the fleet and approximately 300 full-time aircraft crew, maintenance, station and overhead personnel. The following table analyzes the changes in liabilities during the first nine months of 2001 for such costs:

                                    Fleet                   Station &
                                   Charges     Severance      Other       Total
      --------------------------------------------------------------------------

      Balance at December 31, 2000  $6,649         2,006        3,379    12,034
        Adjustments                    191           (86)          (2)      103
        Payments                    (3,899)       (1,616)        (767)   (6,282)
      --------------------------------------------------------------------------
      Balance at September 30, 2001 $2,941           304        2,610     5,855
      --------------------------------------------------------------------------


      Substantially all remaining severance costs are expected to be paid out during the fourth quarter of 2001. The remaining accrual primarily includes contractual commitments for aircraft and facilities. The majority of the remaining accrual for fleet charges is expected to be paid by the end of 2002. Approximately $1,000 of the remaining accrual for station and other costs is expected to be paid by the end of 2002, with the balance expected to be paid through the end of 2007.

                      The Pittston Company and Subsidiaries
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


Summary
The Pittston Company and subsidiaries (the "Company") has four operating segments and one discontinued segment. The operating segments are Brink's, Incorporated ("Brink's"), Brink's Home Security, Inc. ("BHS"), BAX Global Inc. ("BAX Global") and Other Operations which includes the Company's gold, timber and natural gas operations.

The Company intends to exit the coal business through the sale of the Company's coal mining operations and reserves ("Coal Operations"). The Company's Coal Operations have been reported as discontinued operations for all periods presented herein.

The Company's income from continuing operations was $9.2 million and $21.7 million, respectively, in the third quarter and first nine months of 2001, down from $10.8 million and $30.0 million, respectively, in the comparable 2000 periods. Income from continuing operations was lower in the 2001 periods principally due to lower operating profits at Brink's, partially offset by a third quarter 2001 gain recognized on the sale of marketable securities and lower interest expense. In addition, Brink's prior-year third quarter operating profit included a pretax $4.9 million insurance settlement gain.


                              RESULTS OF OPERATIONS

                                          Three Months             Nine Months
                                    Ended September 30      Ended September 30
(In thousands)                        2001        2000        2001        2000
-------------------------------------------------------------------------------
Revenues:
Business and security services:
  Brink's                       $  378,218     370,803   1,123,601   1,088,962
  BHS                               64,898      60,023     190,913     176,830
  BAX Global                       431,293     521,012   1,332,777   1,546,497
-------------------------------------------------------------------------------
Total business and
 security services                 874,409     951,838   2,647,291   2,812,289
  Other Operations                   9,850       9,100      29,769      26,593
-------------------------------------------------------------------------------
Revenues                        $  884,259     960,938   2,677,060   2,838,882
-------------------------------------------------------------------------------

Operating profit (loss):
Business and security services:
  Brink's                       $   21,673      32,251      55,939      77,754
  BHS                               12,985      13,302      42,121      41,848
  BAX Global                       (10,855)    (12,651)    (26,675)    (29,058)
-------------------------------------------------------------------------------
Total business and
 security services                  23,803      32,902      71,385      90,544
  Other Operations                   1,446       1,833       5,186       5,362
-------------------------------------------------------------------------------
Segment operating profit            25,249      34,735      76,571      95,906
General corporate expense           (4,707)     (4,793)    (14,110)    (15,467)
-------------------------------------------------------------------------------
Operating profit                $   20,542      29,942      62,461      80,439
-------------------------------------------------------------------------------


Brink's
                                           Three Months            Nine Months
                                     Ended September 30     Ended September 30
(In thousands)                         2001        2000       2001        2000
-------------------------------------------------------------------------------
Revenues:
  North America (a)              $  171,226     161,564    509,498     478,642
  International                     206,992     209,239    614,103     610,320
-------------------------------------------------------------------------------
Total revenues                   $  378,218     370,803  1,123,601   1,088,962
-------------------------------------------------------------------------------
Operating profit:
  North America (a)              $   12,406      15,956     33,038      39,744
  International                       9,267      16,295     22,901      38,010
-------------------------------------------------------------------------------
Total segment operating profit   $   21,673      32,251     55,939      77,754
-------------------------------------------------------------------------------
Depreciation and amortization    $   15,946      13,820     46,204      44,431
Capital expenditures                 20,316      16,714     53,937      53,980
-------------------------------------------------------------------------------

(a) Includes U.S., Canada and Puerto Rico.

Revenue
North American revenues were 6% higher in both the third quarter and first nine months of 2001 compared to the 2000 periods primarily due to higher revenues from armored car operations, which include ATM services.

International revenues in the third quarter and first nine months of 2001 were reduced by approximately $13 million and $44 million, respectively, as a result of the year-over-year strengthening of the U.S. dollar relative to most local currencies. During the second quarter of 2000, Brink's France accelerated its reporting by one month to current month reporting, which increased revenues for the nine months ended September 2000 by approximately $22 million. In addition, an industry-wide strike in France in May 2000 reduced revenues for the nine months ended September 2000 by an estimated $8 million. Excluding both of these second-quarter 2000 unusual items and foreign currency effects, International revenues in the third quarter and first nine months of 2001 were 5% and 10% higher, respectively, in comparison to the same periods of 2000. Higher revenues in France and Holland in the third quarter were partially offset by lower revenues in Brink's Global Services business (air courier and diamond/jewelry). Higher revenues in France, Holland and Venezuela for the nine month period were partially offset by lower revenues in Global Services. The third quarter of 2001 included revenues associated with armored car services performed under contracts with central banks to distribute the new euro currency throughout Europe and elsewhere. Brink's expects its results for the fourth quarter of 2001 and the first half of 2002 to reflect additional revenue associated with the initial distribution of the euro currency.

Operating Profit
North American operating profits were lower in 2001 versus the 2000 periods. Excluding a $4.9 million gain in 2000 from an insurance settlement related to a prior year's robbery loss, Brink's North American operating profit improved 12% in the quarter, but was 5% lower for the nine month period. Improved results in the third quarter in North America were due to higher levels of armored car business in the U.S., partially offset by a downturn in performance in Canada's armored car business due to the loss of contracts and higher losses incurred by the Global Services business in the U.S. partly as a result of lower volume of business. Lower results in the first nine months of 2001 were largely due to the loss of business in Canada, lower results in the U.S. Global Services business and increased insurance costs, partially offset by improved performance in the U.S. armored car business.

International operating profits were lower in Europe and Latin America for the third quarter and first nine months of 2001 as compared to the same periods of 2000. International results for the third quarter and nine months of 2001 benefited from approximately $2 million of pretax gains on the sale of the Company's investments in two non-strategic international affiliates. European operating performance decreased primarily due to lower results reported in the United Kingdom, France and Belgium. France incurred additional expenses during the 2001 quarter due to higher personnel costs and costs associated with entry into new markets partially offset by operating profit from the distribution of the euro. For the first nine months of 2001, France incurred additional expenses due to up-front hiring, training and other costs associated with euro transportation work. For the first nine months of 2000, European operating profits were reduced by approximately $5 million as a result of the May 2000 strike in France, partially offset by approximately $2 million associated with the previously mentioned acceleration of reporting in France. In the United Kingdom, results in 2001 were negatively impacted by costs associated with efforts to build the ATM business and lower volumes in the air courier business. In Belgium, results in 2001 were impacted by certain start-up costs for new business and higher labor costs. Brink's expects operating profit in the fourth quarter of 2001 and the first half of 2002 to reflect additional profits associated with the euro rollout. However, potential labor difficulties in Europe could adversely affect these increases in operating profit.

In Latin America, lower operating profits during the third quarter and first nine months of 2001 were due to lower results in Brazil, Argentina and Colombia, which were impacted by both economic and competitive pressures. Improved results in Venezuela for the nine month period partially offset these lower operating profits. Economic and competitive pressures in Latin America are expected to continue.

Brink's believes that insurance costs for the industry may increase in future periods as a result of the widely reported hardening of insurance markets.


Brink's Home Security
                                          Three Months             Nine Months
                                    Ended September 30      Ended September 30
(Dollars in thousands)                 2001       2000        2001        2000
-------------------------------------------------------------------------------
Revenues (a)                     $   64,898     60,023     190,913     176,830
-------------------------------------------------------------------------------
Operating profit:
Operating profit from recurring
 services (b)                    $   24,462     23,862      75,837      71,986
Investment in new subscribers (c)   (11,477)   (10,560)    (33,716)    (30,138)
-------------------------------------------------------------------------------
Total segment operating profit   $   12,985     13,302      42,121      41,848
-------------------------------------------------------------------------------
Monthly recurring revenues (d)                            $ 18,822      17,739
-------------------------------------------------------------------------------
Annualized disconnect rate             8.0%       7.5%        7.6%        7.8%
-------------------------------------------------------------------------------
EBITDA (e)                       $   31,591     28,992      94,651      88,563
-------------------------------------------------------------------------------
Number of subscribers:
  Beginning of period               693,027    659,879     675,278     643,277
  Installations                      24,018     20,193      67,154      62,448
  Disconnects                       (14,031)   (12,524)    (39,418)    (38,177)
-------------------------------------------------------------------------------
  End of period                     703,014    667,548     703,014     667,548
-------------------------------------------------------------------------------
Average number of subscribers       698,084    663,703     688,495     655,970
Depreciation and amortization    $   18,606     15,690      52,530      46,715
Capital expenditures                 20,553     19,186      60,368      54,586
-------------------------------------------------------------------------------

(a) 2000 results have been restated to reflect the change in accounting principle implemented as a result of the issuance of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements."
(b) Operating profit from recurring services reflects the normal monthly earnings generated from the existing subscriber base plus the amortization of deferred revenues and deferred subscriber acquisition costs (direct marketing and selling expenses).
(c) Investment in new subscribers primarily includes the marketing and selling expenses, net of the deferral of certain direct costs, associated with the acquisition of new subscribers.
(d) Monthly recurring revenues are calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for monitoring, maintenance and related services. The monthly recurring revenues exclude the amortization of deferred revenues.
(e) EBITDA represents earnings before interest, tax, depreciation and amortization including the amortization of deferred subscriber acquisition costs. EBITDA is not a substitute for operating profit as determined in accordance with generally accepted accounting principles as a measure of profitability. It is presented as additional information because management believes it is a useful indicator of the business unit's ability to generate cash for reinvestment and other corporate uses. Because EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to similarly titled measures of other companies.

Revenue
The 8% increase in BHS's revenues for both the three and nine months ended September 30, 2001 versus the comparable 2000 periods was primarily the result of a 5% larger average subscriber base in each period as well as slightly higher average per-subscriber monitoring fees. These factors also contributed to the 6% increase in monthly recurring revenues for September 2001 versus September 2000. Monthly recurring revenues are expected to continue to grow through the fourth quarter of 2001.

Operating Profit
BHS's operating profit was essentially level in the third quarter and first nine months of 2001 in comparison to the same periods of 2000. Operating profit in the 2001 periods was impacted by higher revenues and increases in depreciation and amortization expense, service costs for existing customers and higher up-front investment in new subscribers (marketing and selling expenses which have not been deferred and that were incurred to generate new customers). The overall increases in revenues and costs are primarily due to the larger average subscriber base. Depreciation and amortization expenses (which include disconnect expense) increased due primarily to the larger subscriber base and increased subscriber disconnect activity in the quarter as compared to the prior year period. Due to the effects of the weak economy, the disconnect rate for the fourth quarter of 2001 is expected to be higher than in the fourth quarter of 2000.


BAX Global
                                          Three Months             Nine Months
                                    Ended September 30      Ended September 30
(In thousands)                        2001        2000        2001        2000
-------------------------------------------------------------------------------
Revenues:
  Americas                      $  241,141     305,960     757,544     924,788
  International                    204,197     228,865     620,043     663,086
  Eliminations/other               (14,045)    (13,813)    (44,810)    (41,377)
-------------------------------------------------------------------------------
Total revenues                  $  431,293     521,012   1,332,777   1,546,497
-------------------------------------------------------------------------------
Operating profit (loss):
  Americas                      $  (12,181)    (12,130)    (34,003)    (24,368)
  International                      5,471       8,209      19,856      24,469
  Other                             (4,145)     (8,730)    (12,528)    (29,159)
-------------------------------------------------------------------------------
Total segment operating loss    $  (10,855)    (12,651)    (26,675)    (29,058)
-------------------------------------------------------------------------------
Depreciation and amortization   $   13,890      15,328      42,395      43,806
Capital expenditures                 5,783      15,941      25,776      41,505
-------------------------------------------------------------------------------
Intra-U.S. revenue              $  111,120     153,465     346,788     460,192
Worldwide expedited
 freight services:
  Revenues                      $  339,220     435,156   1,066,910   1,272,439
  Weight (million pounds)              353         438       1,085       1,312
-------------------------------------------------------------------------------


Revenue
Worldwide revenues decreased 17% and 14% respectively, in the third quarter and first nine months of 2001 compared to the 2000 periods primarily due to the slow down of worldwide economies.

Revenues at BAX Global's Americas region decreased 21% and 18%, respectively, in the third quarter and first nine months of 2001 compared to the 2000 periods as a result of lower demand for expedited freight primarily caused by the weak economic conditions particularly in the U.S. and Asia. International revenues decreased 11% and 6%, respectively, in the third quarter and first nine months of 2001 as compared to the 2000 periods due to weak economic conditions in the Pacific region for both periods and in the Atlantic region for the quarter. BAX Global does not expect to experience the typical seasonally strong volumes in the fourth quarter of 2001, although these volumes are expected to improve over the third quarter of 2001.

Operating Profit
Despite the significant year over year reductions in revenue, operating results, excluding $6.0 million of provisions in 2000 (discussed below), were only $4.2 million and $3.6 million lower in the third quarter and first nine months of 2001 compared to the 2000 periods. The improvement in operating margins reflect the benefit of cost reductions initiated as part of the 2000 restructuring plan discussed below.

Results for the third quarter of 2000 included a bad debt provision of $4.5 million and a charge of $1.5 million associated with staff reductions related to the partial realignment of BAX Global's organizational structure. Excluding these charges, operating results in the Americas region for the third quarter and first nine months of 2001 declined $6.1 million and $15.6 million, respectively, over the comparable 2000 periods. The higher operating loss in 2001 was largely the result of lower expedited freight volumes, partially offset by cost savings associated with the 2000 restructuring plan. Beginning in 2000, certain U.S.-based logistics resources were refocused from a global to a largely Americas role, resulting in costs that were classified as Other during 2000 ($2.0 million and $5.9 million, respectively, for the third quarter and first nine months of 2000) being charged directly against the Americas in 2001.

The decrease in International operating profit for the three and nine month periods of 2001 as compared to the same periods of 2000, is primarily attributable to the Company's Pacific operations, which were impacted by the weak U.S. and Asian economies, resulting in lower export volumes to the U.S. Operating profit in the Atlantic region increased in both periods of 2001 compared to prior-year periods, due in large part to cost savings from the 2000 restructuring plan and continuing efforts to reduce overhead costs.

Other operating loss decreased $4.6 million and $16.6 million for the three and nine months ended September 30, 2001, as compared to the same periods of 2000. The improvements are primarily due to the cost savings associated with the 2000 restructuring plan, as well as the reclassification of the U.S.-based logistics costs noted above.

The terrorist attacks in the U.S. in September 2001 directly impacted BAX Global's operating results to the extent that it was not able to provide air cargo service to its customers for a short period in September. The attack could also have an effect on BAX Global's future costs depending on security measures required by the Federal Aviation Administration. BAX Global has begun charging customers a surcharge for certain of the incremental security costs. There is no assurance that all of these costs will be recoverable from customers in the future. BAX Global's Air Transport International unit received approximately $0.1 million in October in preliminary relief from the U.S. government pursuant to the Air Transportation Safety and System Stabilization Act. BAX Global and subsidiaries do not expect the total amount to be collected pursuant to the Act to be material. Insurance premiums paid by BAX Global and its competitors could potentially increase as a result of the widely reported hardening of insurance markets.

2000 Restructuring Plan
During the fourth quarter of 2000, BAX Global finalized a restructuring plan aimed at reducing the capacity and cost of its airlift capabilities in the U.S. as well as reducing station operating expenses and sales, general and administrative costs in the Americas and Atlantic regions. This included the elimination of 10 planes from the fleet and approximately 300 full-time crew, maintenance, station and overhead personnel. The following table analyzes the changes in liabilities during the first nine months of 2001 for such costs:


                                  Fleet                   Station &
(In thousands)                   Charges     Severance      Other       Total
-------------------------------------------------------------------------------

Balance at December 31, 2000  $  6,649        2,006       3,379        12,034
  Adjustments                      191          (86)         (2)          103
  Payments                      (3,899)      (1,616)       (767)       (6,282)
-------------------------------------------------------------------------------
Balance at September 30, 2001 $  2,941          304       2,610         5,855
-------------------------------------------------------------------------------

Substantially all remaining severance costs are expected to be paid out during the fourth quarter of 2001. The remaining accrual primarily includes contractual commitments for aircraft and facilities. The majority of the remaining accrual for fleet charges is expected to be paid by the end of 2002. Approximately $1.0 million of the remaining accrual for station and other costs is expected to be paid by the end of 2002, with the balance expected to be paid through the end of 2007.

Other Operations
Net sales from the Company's natural gas and timber businesses as compared to 2000 periods increased 35% to $6.3 million in the third quarter of 2001 and increased 41% to $19.3 million in the first nine months of 2001. The improvement was primarily due to increased timber sales volumes (partially offset by a decline in lumber prices) and higher natural gas prices. Operating profit of $1.7 million in the third quarter of 2001 decreased slightly from the 2000 period due to a decline in lumber prices, partially offset by higher natural gas prices. Operating profit for the first nine months of 2001 of $6.8 million increased $1.6 million compared to the same period of 2000 primarily due to improved natural gas prices and related royalties, partially offset by lower lumber prices.

The Company's gold operations had net sales of $3.6 million during the third quarter of 2001 and $10.5 million in the first nine months of 2001, decreasing 19% from each of the 2000 periods primarily as a result of a decrease in ounces of gold sold and a strong U.S. dollar, partially offset by higher gold realizations. The operating loss was $0.3 million and $1.6 million in the third quarter and first nine months of 2001 versus breakeven results in the 2000 periods. These operating losses reflect lower sales and production volume and a stronger U.S. dollar, partially offset by higher gold realizations.

Discontinued Operations
As noted above, Coal Operations were reported as discontinued operations of the Company beginning in the fourth quarter of 2000 and the accompanying financial statements and related disclosures for all periods presented have been reported accordingly. The Company's plan of disposal includes the sale of its active and idle coal mining operations and reserves (including 23 Company- or contractor-operated mines and 6 active plants), as well as other assets which support those operations. Included in the assets expected to be sold is the Company's interest in Dominion Terminal Associates ("DTA"), a coal port facility in Newport News, Virginia. The assets expected to be sold primarily include inventory, the Company's partnership interest in DTA and property, plant and equipment, and it is expected that certain liabilities, primarily reclamation costs related to active properties will be assumed by the purchaser(s). Total proceeds from the sale of Coal Operations, which could include cash, the present value of future royalties to be received and liabilities to be transferred, are expected to exceed $100 million.

The ultimate outcome of the sale of the coal business, including the timing of sales, assets sold, liabilities assumed by the purchaser(s), liabilities retained by the Company and proceeds received from the sales, is subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, that could cause actual results, performance or achievements to differ materially from those which are anticipated. Such risks, uncertainties and contingencies include, but are not limited to, the completion of sales of coal assets on mutually agreeable terms, the timing of such sales, the parties that purchase the coal assets and variations in the price of coal.

The Company reported an estimated loss on the disposal of the discontinued segment of $189.1 million, net of tax, in the fourth quarter of 2000. Due to the complex nature of the issues related to the sale of the operations and the status of the current negotiations, the Company does not expect to complete the sale of all of these properties and support operations by December 31, 2001. The Company continues to assess, among other things, contingent gains and losses and its estimates of the timing of expected sales of the Coal Operations, and such estimates may affect the results from discontinued operations in future periods. The Company has continued to evaluate the factors which entered into the calculation of the estimated loss and has determined that no adjustment to the estimated loss is currently appropriate.

Coal revenues of $99.3 million for the third quarter of 2001 were lower than the $106.3 million in the third quarter of 2000. This decrease in revenue was primarily due to a decrease in volumes, partially offset by higher realizations per ton. Coal revenues of $299.4 million in the first nine months of 2001 were higher than the $297.3 million in the same period of 2000. Revenues for the nine month period were impacted by higher realizations per ton due to improved market conditions and a decrease in volumes.

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

The Company has established a Voluntary Employees' Beneficiary Association ("VEBA") which is intended to tax efficiently fund certain retiree medical liabilities primarily for retired coal miners and their dependents. The VEBA may receive partial funding from the proceeds of the planned sale of the Company's coal business as well as other sources over time. The Company contributed $15.0 million to the VEBA in December 1999. As of September 30, 2001, the balance in the VEBA was $16.5 million and was included in other non-current assets.

On February 10, 1999, the U.S. District Court of the Eastern District of Virginia entered a final judgment in favor of certain of the Company's subsidiaries, ruling that the Federal Black Lung Excise Tax ("FBLET") is unconstitutional as applied to export coal sales. A total of $0.8 million (including interest) was refunded in 1999 for the FBLET that those companies paid for the first quarter of 1997. The Company has sought refunds of the FBLET it paid on export coal sales for all open statutory periods and expects to receive refunds for some or all of that tax paid (plus interest) pursuant to a review of claim documentation by the Internal Revenue Service. Through a lawsuit filed in the Court of Federal Claims, the Company is pursuing the refund of other FBLET payments made prior to the second quarter of 1994. Due to the uncertainty as to the ultimate amounts to be received, which are expected to range from $12 million to $37 million (before interest and applicable income taxes), as well as the timing of the FBLET refunds, the Company has not currently recorded a receivable for such amounts in its estimate of operating losses during the sale period.

Foreign operations
The Company operates in over 100 countries each with a local currency other than the U.S. dollar. Because the financial results of the Company are reported in U.S. dollars, its results are affected by changes in the value of the various foreign currencies in relation to the U.S. dollar. Changes in exchange rates may also affect transactions which are denominated in currencies other than the functional currency. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency fluctuations may have in any one country on the translated results. The Company, from time to time, uses foreign currency forward contracts to hedge transactional risks associated with foreign currencies. Translation adjustments of net monetary assets and liabilities denominated in the local currency relating to operations in countries with highly inflationary economies, such as the Company's Venezuelan subsidiary, are included in net income, along with all transaction gains or losses for the period.

The Company is also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, political instability, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Company cannot be predicted.

Other operating income, net
Other operating income, net, which is a component of each operating segment's previously discussed operating profit, generally includes the Company's share of net earnings or losses of unconsolidated affiliates, gains or losses on the sale of subsidiaries and affiliates, royalty income and gains and losses from foreign currency exchange. Other operating income, net for the three and nine months ended September 30, 2001 was $7.5 million and $16.5 million, respectively, compared to $4.5 million and $10.4 million, respectively, in the three and nine months ended September 30, 2000. The increase in other operating income for the three and nine month periods ended September 30, 2001 as compared to the same periods of 2000 was primarily due to approximately $2 million of gains realized from the sale of two non-strategic international affiliates of Brink's as well as higher natural gas royalty income and foreign currency exchange.

Interest expense
Interest expense decreased $3.3 million (27%) and $5.7 million (18%) in the third quarter and first nine months of 2001, respectively, as compared to the same periods of 2000. The decrease in interest expense was predominantly due to lower average U.S. borrowings and borrowing costs and lower borrowings in Venezuela for the three and nine months ended September 30, 2001. Lower average U.S. borrowings were primarily attributable to the sale of a revolving interest in certain of BAX Global's accounts receivable at the end of 2000.

Other income (expense), net
Other income (expense), net for the three and nine months ended September 30, 2001 was income of $3.0 million and expense of $0.6 million, respectively, compared to expense of $0.5 million and $0.6 million, respectively, for the three and nine months ended September 30, 2000. Other income (expense), net for the three and nine month periods ended September 30, 2001, includes costs of $1.5 million and $5.2 million, respectively, associated with the previously mentioned sale of a revolving interest in certain of BAX Global's accounts receivable, representing the related discounts and fees. In addition, other income (expense), net for the 2001 periods includes a gain on the sale of marketable securities of $3.9 million.

Income taxes
In both the 2001 and 2000 periods presented, the provision for income taxes from continuing operations was greater than the statutory federal income tax rate of 35% primarily due to goodwill amortization and state income taxes, partially offset by lower taxes on foreign income. As a result of Coal Operations being reported as discontinued operations, the tax benefits of percentage depletion are no longer reflected in the effective tax rate of continuing operations. Beginning in 2002, the Company's future effective tax rates are expected to be favorably impacted by the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (see also "Pending Accounting Changes").

                               FINANCIAL CONDITION

Operating activities
Net cash provided by operating activities during the first nine months of 2001 increased to $186.2 million from $178.3 million in the first nine months of 2000. The increase in cash from operating activities for the first nine months of 2001 was primarily due to a decrease in cash used to finance operating assets and liabilities, partially offset by an increased use of cash by discontinued operations and lower income from continuing operations before cumulative effect of change in accounting principle.

Investing activities
Net cash used in investing activities during the first nine months of 2001 and 2000 was $164.7 million and $201.8 million, respectively, including $6.7 million and $4.9 million used in discontinued operations. The decrease of $38.1 million in net cash used in investing activities was primarily due to lower aircraft heavy maintenance expenditures. Aircraft heavy maintenance expenditures of $10.9 million during the first nine months of 2001 decreased $30.9 million over the same period of 2000, primarily due to a decrease in the number of planes in maintenance, partly the result of the decrease in the total number of planes operated by the Company's Air Transport International unit. In addition, net cash from investing activities for the first nine months of 2001 includes $3.9 million of proceeds from the sale of marketable securities and $3.4 million of proceeds from the sale of two non-strategic international affiliates.

Capital expenditures for the first nine months of 2001 approximated $145.3 million, down from approximately $153.9 million in the comparable period of 2000. For the full year of 2001, company-wide capital expenditures for continuing operations are projected to range between $195 and $205 million. Capital expenditures exclude amounts that have been or are expected to be financed through capital leases.

Financing activities
Net cash used for financing activities was $8.1 million for the first nine months of 2001, compared with $7.4 million for the same period in 2000. Both years reflected net borrowings under the Facility (described below) as well as repayments of a portion of the debt of Brink's France, Venezuela and Argentina. In January 2001, the Company completed a $75.0 million private placement of Senior Notes. The proceeds from issuance of the Senior Notes were used to repay borrowings under the Facility. The Company intends to fund future capital expenditures through cash flow from operating activities or through operating leases if the latter are financially attractive. Any additional funding that may be required is expected to be financed through the Company's revolving credit agreements or other borrowing arrangements.

The Company has a $362.5 million revolving credit facility with a syndicate of banks (the "Facility"). Under the Facility, the Company may borrow up to $185 million on a revolving basis over a three-year term ending October 3, 2003. On October 2, 2001, the Company renewed the one-year term portion of the Facility for $177.5 million. As of September 30, 2001, borrowings of $185.0 million were outstanding under the long-term loan portion of the Facility and borrowings of $23.4 million were outstanding under the one-year portion of the Facility.

Market risks and hedging and derivative activities
The Company has activities in over 100 countries and a number of different industries. These operations expose the Company to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. In addition, the Company consumes and sells certain commodities in its businesses, exposing it to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by the Company as an integral part of its overall risk management program. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency rate fluctuations may have in any one country on the consolidated translated results. The Company's risk management program considers this favorable diversification effect as it measures the Company's exposure to financial markets and as appropriate, seeks to reduce the potentially adverse effects that the volatility of certain markets may have on its operating results. In addition, the Company, in some cases, is able to adjust its pricing to cover a portion of the increase in the cost of certain commodities (primarily jet fuel). The Company has not had any material change in its market risk exposures since December 31, 2000.

Capitalization
As of September 30, 2001, the Company had the remaining authority to purchase over time up to 1 million shares of Pittston Common Stock and any or all of the issued and outstanding shares of its $31.25 Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") with an aggregate purchase price limitation of $30 million for all such purchases. No purchases were made under the authority in the first nine months of 2001. In September 2001, the Company issued 2.5 million shares of common stock to The Pittston Company Employee Benefits Trust.

Dividends
During the first nine months of 2001 and 2000, the Board declared and the Company paid cash dividends of $0.075 per share of common stock. Dividends paid on the Company's preferred stock in the first nine months of 2001 and 2000 were $0.5 million and $0.7 million, respectively. Future dividends, if any, on the Company's common stock are dependent on the earnings, financial condition, cash flow and business requirements of the Company, as determined by the Board. On November 2, 2001, the Board declared its regular quarterly dividend of $0.025 per share on its common stock and $7.8125 per share on its preferred stock.

Preferred dividends, net, included in the Company's computation of basic earnings per share for the three and nine months ended September 30, 2000 are net of a $1.7 million gain to common shareholders on the repurchase of a portion of the Company's Convertible preferred stock. The gain is the excess of the carrying amounts of repurchased Convertible Preferred Stock over the cash paid to the holders of the Convertible Preferred Stock.

Pending accounting changes
Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", were issued in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 will be adopted in the first quarter of 2002 and, in accordance with the new standard, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but will be tested for impairment at least annually. The Company's goodwill amortization in the first nine months of 2001 and the full year 2000 was approximately $7.2 million ($0.09 per diluted share after tax) and $9.5 million ($0.12 per diluted share after tax), respectively. During 2002, the Company will perform a transitional goodwill impairment test and will record any resulting impairment charges, if necessary, as the cumulative effect of an accounting change as of January 1, 2002, in accordance with the requirements of SFAS No. 142. The impact of the implementation of this statement, if any, on the earnings and financial position of the Company has not yet been determined.

SFAS No. 143, "Accounting for Asset Retirement Obligations", was issued in August 2001 and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. This statement is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the timing of adoption and the effect that implementation of the new standard may have on its results of operations and financial position.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued in October 2001. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of", and will provide a single accounting model for long-lived assets held-for-sale. SFAS No. 144 will also supersede the provisions of Accounting Principles Board Opinion ("APB") 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in the periods in which the losses are incurred (rather than as of the measurement date as previously required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment in the income statement. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to materially impact the Company's results of operations and financial position. Amounts previously reported as discontinued operations in 2000 related to the Company's sale of its Coal Operations are expected to continue to be accounted for under APB 30.

Forward-looking information
Certain of the matters discussed herein, including statements regarding the timing and outcome of the sale of the coal business, expected proceeds from the sale of the coal business, the retention of certain assets and liabilities following the sale of the coal assets, the Company's ongoing expenses associated with its Coal Operations, the impact of SFAS Nos. 141, 142, 143 and 144 on the Company's consolidated financial statements, the impact of SFAS 142 on the Company's future effective tax rates, the timing of funding and source of funds for the VEBA, the amount and timing of FBLET refunds, disconnect rates at BHS for the fourth quarter of 2001, improvements in BHS monthly recurring revenues, the effect on Brink's revenues and profits of the euro currency introduction, the effects on Brink's profits of potential labor difficulties in Europe, the effects of economic and competitive pressures on the fourth quarter Brink's results in Brazil, Argentina and Colombia, the impact of the September 11, 2001 terrorist attacks on BAX Global's future costs (and the costs of its competitors), potential increases in insurance costs for Brink's and BAX Global, the amounts BAX Global and subsidiaries may ultimately receive pursuant to the Air Transportation Safety and System Stabilization Act, the timing of the payment of severance costs and other cash charges relating to the BAX Global restructuring, BAX Global's volumes for the fourth quarter of 2001, future effective tax rates and projected capital spending, involve forward-looking information which is subject to known and unknown risks, uncertainties, and contingencies, many of which are beyond the control of the Company and its subsidiaries, that could cause actual results, performance or achievements to differ materially from those that are anticipated. Such risks, uncertainties and contingencies include, but are not limited to, the ultimate outcome of efforts to sell the coal business, the completion of sales of coal assets on mutually agreeable terms, the parties that purchase the coal assets, variations in the price of coal, variations in the number of people entitled to retiree medical benefits arising from Coal Operations, the interpretation of, or the effect of adopting SFAS No. 141 and SFAS

No. 142 on the Company's carrying value of its goodwill and other intangibles, the timing of the adoption of SFAS No. 143, the interpretation of, or the effect of adopting SFAS No. 144, the absence of factors other than SFAS No. 142 that would impact the Company's effective tax rate, the position taken by the Internal Revenue Service with respect to the timing and amount of FBLET refunds, the effects of the weak economy on BHS customers, Brink's ability to securely and cost effectively participate in the euro currency introduction in Europe while maintaining current service levels, European labor relations relating to the introduction of the euro, Brink's ability to manage any future labor difficulties in Europe, demand for Brink's armored car services in connection with the introduction of the euro, the economy and performance of Brink's competitors in Brazil, Argentina and Colombia, the allocation of funds to pay the charges relating to the BAX Global restructuring, the effects of economic and other factors on BAX Global's volumes, the expansion of any of the operating segments into new markets, overall economic and business conditions, the domestic and international demand for the Company's products and services, pricing and other competitive factors in the Company's businesses, labor relations, new government regulations and legislative initiatives (particularly with respect to BAX Global and its lift providers), decisions by Brink's and BAX Global's insurance carriers as to whether to raise rates as a result of the widely reported hardening of insurance markets, decisions by the federal government with respect to the allocation of available funds under the Air Transportation Safety and System Stabilization Act, variations in costs or expenses and performance delays by any public or private sector supplier, service provider or customer.

                           Part II - Other Information


Item 6.     Exhibits and Reports on Form 8-K
------      --------------------------------

(a)   Exhibits:

      Exhibit
      Number

10 First Amendment, dated as of October 2, 2001, to the $370,000,000 Credit Agreement, dated as of October 3, 2000, among the Registrant, as Borrower, Certain of Its Subsidiaries, as Guarantors, Various Lenders and Bank of America, N.A., individually and as Administrative Agent.

(b)   There were no reports on Form 8-K filed during the third quarter of 2001.

                                    SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  THE PITTSTON COMPANY



November 13, 2001                        By:      /s/ Robert T. Ritter
                                             ---------------------------------
                                                    Robert T. Ritter
                                                    (Vice President -
                                                Chief Financial Officer)