Form 10-K405
period 2001-12-31
PITTSTON CO
filed 2002-03-22
CIK 78890

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
   (Mark One)
      X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________ Commission file number 1-9148

                                  THE PITTSTON COMPANY
                 (Exact name of registrant as specified in its charter)

                     Virginia                                   54-131-7776
          (State or other jurisdiction of                      (IRS Employer
          incorporation or organization)                    Identification No.)

                  P.O. Box 18100,
                1801 Bayberry Court
                Richmond, Virginia                              23226-8100
     (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code            (804) 289-9600

Securities registered pursuant to Section 12(b) of the Act:
                                                            Name of exchange on
                Title of each class                          which registered

 Pittston Brink's Group Common Stock, Par Value $1       New York Stock Exchange
     Rights to Purchase Series A Participating           New York Stock Exchange
            Cumulative Preferred Stock

Securities registered pursuant to Section 12(g) of the Act:  None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of March 1, 2002, there were issued and outstanding 54,267,677 shares of common stock. The aggregate market value of such stocks held by nonaffiliates, as of that date, was $1,189,553,797.

      Documents incorporated by reference: Part I, Part II and Part IV incorporate information by reference from the Annual Report of the Company for the year ended December 31, 2001. Part III incorporates information by reference from portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A.

PART I
--------------------------------------------------------------------------------
ITEMS 1 AND 2. BUSINESS AND PROPERTIES
--------------------------------------------------------------------------------

The Pittston Company

The Pittston Company, a Virginia corporation, has three operating segments within its "Business and Security Services" businesses: Brink's, Incorporated ("Brink's"); Brink's Home Security, Inc. ("BHS"); and BAX Global Inc. ("BAX Global"). The fourth operating segment is its Other Operations, which consists of gold, timber and natural gas operations. The Pittston Company's common stock trades on the New York Stock Exchange under the symbol "PZB."

The Company announced its intention to exit the coal business through the disposal of the Company's coal mining operations and reserves. The Company formalized a plan of disposal which it is in the process of implementing. Accordingly, Pittston Coal Operations ("Coal Operations") are reported as discontinued operations of the Company as of December 31, 2000.

Prior to January 14, 2000, the Company had three classes of common stock, each designed to track a component of the Company's businesses: Pittston Brink's Group Common Stock ("Brink's Stock"), Pittston BAX Group Common Stock ("BAX Stock") and Pittston Minerals Group Common Stock ("Minerals Stock").

The Company eliminated its tracking stock capital structure on January 14, 2000 by exchanging all outstanding shares of Minerals Stock and BAX Stock for shares of Brink's Stock (the "Exchange"). For additional information regarding the Exchange, see Note 20 to the Consolidated Financial Statements included in the Company's 2001 Annual Report, which Note is herein incorporated by reference. After the Exchange, Brink's Stock is the only outstanding class of common stock of the Company. Shares of Brink's Stock after the Exchange are hereinafter referred to as "Pittston Common Stock."

Financial information related to the Company's operating segments is included in
Note 2 to the Consolidated Financial Statements in the Company's 2001 Annual Report, which Note is herein incorporated by reference.

The Company's continuing operations have a total of approximately 50,000 employees. The Company's discontinued operations have a total of approximately 1,400 employees.

A significant portion of the Company's business is conducted outside the United States. Because the financial results of the Company are reported in U.S. dollars, they are affected by changes in the value of the various foreign currencies in relation to the U.S. dollar. The Company, from time to time, uses foreign currency forward contracts to hedge certain transactional risks associated with foreign currencies. The Company is also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, political instability, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects of such risks on the Company cannot be predicted.

BUSINESS AND SECURITY SERVICES

Brink's, Incorporated ("Brink's")

General
The major services offered by Brink's include armored car transport, automated teller machine ("ATM") servicing, currency and deposit processing, coin sorting and wrapping, arranging the secure air transport of valuables ("Global Services"), and the deploying and servicing of safes and safe control devices, including its patented CompuSafe(R) service. Brink's serves customers through 154 branches in the U.S. and 42 branches in Canada. Service is also provided through subsidiaries, equity affiliates and associated companies in 52 countries outside the U.S. and Canada. Brink's ownership interest in subsidiaries and affiliated companies ranges from 20% to 100%. In some instances local laws limit the extent of Brink's ownership interest.

Brink's customers include banks, industrial and commercial businesses, investment banking and brokerage firms and government agencies, such as a country's central bank. Brink's provides individualized services under separate contracts designed to meet the distinct transportation and security requirements of its customers. These contracts are usually for an initial term of one year or less, but continue in effect thereafter until canceled by either party.

Brink's armored car transport services generally include secure transportation of (i) cash from industrial and commercial businesses to banks for deposit, and
(ii) cash, securities and other negotiable items and valuables between commercial banks, central banks (such as the U.S. Federal Reserve Banks and their branches and correspondents), and brokerage firms. Brink's also transports new currency, coins and precious metals for a number of central banks throughout the world including most recently the introduction of the euro in Europe. In certain geographic areas, Brink's transports canceled checks between banks or between a clearing house and its member banks.

Coin and currency processing services ("cash logistics") are offered primarily to banks and retail customers. Retail customers use Brink's services to count and reconcile coins and currency in Brink's secure environment, to prepare bank deposit information and to replenish retail locations' coins and currency in proper denominations.

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

For transporting money and other valuables over long distances, Brink's Global Services offers a combined armored car and secure air transport service between many cities around the world. Brink's uses regularly scheduled or chartered aircraft in connection with its air courier services. Included in Global Services is a worldwide specialized diamond and jewelry secure transportation operation, with offices in the major diamond and jewelry centers of the world.

Brink's CompuSafe(R) services provide retail customers with a proprietary integrated system of safeguarding and managing cash. Brink's markets its CompuSafe(R) services to a variety of cash intensive retail customers, such as convenience stores, gas stations and restaurants. The service includes installing a specialized safe in the retail establishment that holds safeguarded canisters. The customer's employees deposit currency into the canister. The canister can only be removed by Brink's armored car personnel.

Brink's International operations accounted for approximately 55% of its revenues and operating profits in 2001. Brink's manages its International operations in three regions: Europe, Latin America and Asia/Pacific.

Competition
Brink's is the oldest and largest armored car service company in the U.S. as well as a market leader in many of the countries in which it operates. Worldwide, Brink's competes with a number of large multinational companies and with many smaller companies.

Primary factors in the attraction and retention of customers are security, the quality of services provided and the price charged for services rendered. Brink's believes that its recognizable name, its reputation for a high level of service and security, its proprietary cash processing and information systems and high-quality insurance coverage are important competitive advantages. Brink's believes its cost structure is generally competitive, although Brink's believes certain competitors may have lower costs as a result of lower wage and benefit levels for employees or as a result of different security standards.

Service Mark, Patents and Copyrights
BRINKS is a registered service mark in the U.S. and certain foreign countries. The BRINKS mark, name and related marks are of material significance to Brink's business. Brink's owns patents with respect to certain coin sorting and counting machines, which expire in 2007 and 2008, respectively. Brink's has a patented integrated service, CompuSafe(R), that expires in 2018. CompuSafe(R) has been designed to streamline the handling and management of cash receipts. The patents for CompuSafe(R) and sorting and counting machines provide important advantages to Brink's in their respective areas of business. However, Brink's operations are not dependent on the existence of the aforementioned patents.

Insurance
The availability of quality and reliable insurance coverage is an important factor in the ability of Brink's to obtain and retain customers and to manage the risks of its business. Brink's purchases "all risk" insurance coverage for losses in excess of what it considers prudent deductibles and/or retentions. For losses below deductible or retention levels, Brink's is self-insured. Brink's insurance policies cover losses from most causes, with the exception of war, nuclear risk and certain other exclusions typical for such policies.

Insurance is provided by different groups of underwriters at negotiated rates and terms. Insurance is available to Brink's in major markets although the premiums charged are subject to fluctuations depending on market conditions. The loss experience of Brink's and, to a limited extent, other armored carriers affects premium rates charged to Brink's.

Government Regulation
The operations of Brink's are subject to regulation by the U.S. Department of Transportation with respect to safety of operations and equipment and financial responsibility. Intrastate operations in the U.S. and intraprovince operations in Canada are subject to regulation by state and by Canadian and provincial regulatory authorities, respectively. Brink's International operations are regulated to varying degrees by the countries in which they operate.

Employee Relations
At December 31, 2001, Brink's and its subsidiaries had approximately 11,400 employees in North America, (of whom approximately 2,300 were classified as part-time employees) and approximately 26,100 employees outside North America. At December 31, 2001, Brink's was a party to 14 collective bargaining agreements in North America with various local unions covering approximately 1,600 employees, almost all of whom are employees in Canada and members of unions affiliated with the International Brotherhood of Teamsters. Negotiations are continuing on one agreement that expired in December 2001 and five agreements expiring in 2002. The remaining agreements will expire after 2002. Brink's believes that its employee relations are satisfactory. Outside of North America, the branch workforce are members of labor or employee organizations in the majority of the countries of operation.

Properties
In North America, Brink's owns 29 branch offices and leases an additional 167 branch offices, located in 39 states, the District of Columbia and nine Canadian provinces. Such branches generally include office space and garage or vehicle terminals, and serve not only the city in which they are located but also nearby cities. Of the leased branches, 113 facilities are held under long-term leases. The remaining 54 branches are held under short-term leases or month-to-month tenancies. Brink's corporate headquarters facility in Darien, Connecticut, is held under a lease expiring in 2005, with an option for an early termination in 2003.

In North America, Brink's owns or leases approximately 2,500 armored vehicles, 300 panel trucks and 200 other vehicles that are primarily service vehicles. In addition, approximately 4,000 Brink's-owned CompuSafe(R) devices are located on customers' premises. The armored vehicles are of bullet-resistant construction and are specially designed and equipped to afford security for crew and cargo. Brink's subsidiaries and affiliated and associated companies located outside North America operate from approximately 500 branches, the majority of which are leased, with approximately 4,700 owned or leased armored vehicles.

Brink's Home Security ("BHS")

General
BHS believes that it is the third largest provider of residential monitored security services in North America. BHS is primarily engaged in the business of marketing, selling, installing, monitoring and servicing electronic security systems in owner-occupied, single-family residences. At December 31, 2001, BHS had approximately 713,500 systems under monitoring contracts, including approximately 91,000 new subscribers added during the year. BHS services more than 120 metropolitan areas in 42 states, the District of Columbia and two western provinces in Canada.

BHS's typical security system installation consists of sensors and other devices which are installed at a customer's premises. The equipment can be configured to signal intrusion, fire, medical and other alerts. When an alarm is triggered, a signal is sent by telephone line to BHS's central monitoring station in Irving, Texas, a suburb of Dallas. The monitoring station holds an Underwriters' Laboratories, Inc. ("UL") listing. UL specifications for service centers include building integrity, back-up computer and power systems, staffing and standard operating procedures. In the event of an emergency, such as fire, tornado, major interruption in telephone or computer service, or any other event affecting the Irving facility, monitoring operations can be transferred to a backup facility located in Carrollton, Texas.

BHS markets its alarm systems primarily through advertising, inbound telemarketing and field sales employees. BHS employees install and service most of the systems; however, subcontractors are utilized on occasion in some service areas. BHS does not manufacture the equipment used in its security systems. Equipment is purchased from a limited number of suppliers and no interruptions in supply are expected. Equipment inventories are maintained at each branch office.

BHS has an authorized dealer program to expand its geographic coverage and leverage its national advertising. During 2001, the dealer program accounted for less than 7% of installations and, as of December 31, 2001, approximately 45 dealers were actively participating in the program. BHS requires that its dealers install the same type of equipment as is installed by its own branches, and adhere to the same installation quality standards.

In addition to initiating subscriber relationships through its branch and dealer networks, BHS obtains new residential subscribers through its Brink's Home Technologies division. Brink's Home Technologies markets residential security systems, as well as a variety of low-voltage security, home networking, communications and entertainment options, directly to major home builders.

BHS also provides monitored security to residents of apartment and condominium complexes; however, such customers currently represent a small percentage of subscribers.

Although its core business is focused on the monitoring of residential security systems, BHS installs and monitors commercial security systems on a limited basis.

BHS has entered into certain agreements to license the Brink's or the Brink's Home Security name. Examples include licenses to distributors of security products (padlocks, home safes, etc.) offered for sale to consumers through major retail chains.

Regulation
BHS and its employees are subject to various federal, state and local consumer protection, licensing and other laws and regulations. BHS's business relies upon the use of telephone lines to communicate signals, and telephone companies are currently regulated by both the Federal and state governments. Regulation of the installation and monitoring of fire detection devices has also increased in several local markets. BHS's wholly owned Canadian subsidiary, Brink's Home Security Canada Limited, is subject to the laws of Canada, British Columbia and Alberta.

The alarm service industry experiences a high incidence of false alarms. BHS believes its false alarm rate compares favorably to other companies' rates. Police departments in two western U.S. cities do not respond to calls from alarm companies unless an emergency has been separately verified. There is a possibility that in the future other police departments may refuse to respond to calls from alarm companies, which could necessitate that private response forces be used to respond to alarm signals. The high incidence of false alarms in the industry has caused some local governments to impose assessments, fines and penalties on either subscribers or the alarm companies. BHS alarm service contracts allow BHS to pass these charges on to customers.

Competition
BHS competes in most major metropolitan markets in the U.S. and several markets in western Canada through branch operations or its authorized dealer program. The home security market has a large number of competitors, including many local and regional companies. Several of BHS's large competitors rely extensively on independent dealers and acquisitions to add new subscribers. BHS believes that it is the third largest provider of residential monitored security services in North America.

Competition is based on a variety of factors including, but not limited to, price, product quality, company reputation and service quality. There has been substantial competitive pressure on installation fees in recent years. Several significant competitors offer installation prices which match or are less than BHS's prices; however, many of the small local competitors in BHS's markets continue to charge significantly more for installation. Competitive pressure on monitoring rates, while less intense than on installation fees, is still substantial. BHS believes that the monitoring rates it offers are generally comparable to the rates offered by other major security companies.

BHS believes its customer retention rate is the highest among the major home security service companies.

BHS holds patents on its 2000 model control panel and keypad. Over 725,000 model 2000 systems have been installed by BHS. The patents prevent others from copying the appearance of the 2000 keypad and from copying certain design functions which provide a cost effective approach to providing several user friendly operation features.

Employees
BHS has approximately 2,400 employees, none of whom is covered by a collective bargaining agreement. BHS believes that its employee relations are satisfactory.

Properties
BHS has approximately 60 leased offices and warehouse facilities located throughout the U.S. and two leased offices in Canada. The central monitoring station in Irving, Texas is leased for a seven-year term ending in 2005, including renewal options. This facility is also occupied by administrative, technical and marketing services personnel who support branch operations. The lease for the backup monitoring center in Carrollton, Texas, expires in 2002. BHS is in the process of negotiating a renewal. BHS leases approximately 1,200 vehicles which are used in the process of installing and servicing its security systems.

BHS retains ownership of most of the approximately 713,500 systems currently under contract. When a customer cancels monitoring services, BHS typically disables the system. In a limited number of cases, BHS removes the equipment. When a customer cancels monitoring services because of a move, the retention of the BHS system in the residence facilitates the marketing of monitoring services to the new homeowner.

BAX Global

General
BAX Global is a multi-modal transportation and supply chain management company operating through a global network. BAX Global markets to business-to-business shippers and specializes in the heavy-freight market.

BAX Global offers its North American transportation customers a variety of products and pricing options, such as guaranteed and standard overnight and second-day delivery as well as deferred delivery (delivery generally within one to three business days). A variety of ancillary services, such as shipment tracking, inventory control and management reports are also provided. Internationally, BAX Global offers a variety of services including standard and expedited freight services, ocean forwarding and door-to-door delivery.

BAX Global generally picks up or receives freight shipments from its customers, consolidates the freight of various customers into shipments for common destinations and arranges for the transportation of the consolidated freight. BAX Global uses either commercial carriers or, in the case of most of its U.S., Canadian and Mexican (the "Americas") shipments, uses its own transportation fleet and regional hub sorting facility. BAX Global distributes the shipments at the package's destination. For international shipments, BAX Global also frequently acts as customs broker, facilitating the clearance of goods through customs at international points of entry.

BAX Global provides certain transportation customers with supply chain management services and operates more than 40 logistics warehouse and distribution facilities in key world markets. BAX Global specializes in developing supply chain management programs for companies entering new global markets or consolidating regional activity. The healthcare, automotive, aerospace and high technology industries have been targeted as businesses with significant supply chain management needs.

BAX Global has the ability to provide freight service to all North American business communities as well as to virtually all countries through its network of company-operated stations and agent locations in 123 countries. While shipments move long distances on either common carrier or BAX Global's fleet, the local pickup and delivery of freight are accomplished principally by independent contractors. BAX Global markets its services primarily through its direct sales force and also employs other marketing methods, including print media advertising and direct marketing campaigns.

BAX Global's freight business is typically seasonal, with higher volumes of shipments from August through December than during the other months of the year. The lowest volume of shipments generally occurs in January and February.

Including U.S. export and import revenue, BAX Global's international shipments and logistics services accounted for approximately 74% of its revenues in 2001. Intra-U.S. shipments accounted for approximately 26% of total revenues in 2001.

BAX Global's network is composed primarily of ownership of affiliates and, to a lesser extent, agents and sales representatives in many non-U.S. locations typically under short-term contracts.

BAX Global's network has a worldwide communications and information system which, among other things, provides worldwide tracking and tracing of shipments and various data for management information reports, enabling customers to improve efficiency and control costs.

Aircraft Operations
BAX Global has a fleet of leased or contracted aircraft providing regularly scheduled next-day service, throughout the Americas. BAX Global's wholly owned subsidiary, Air Transport International LLC ("ATI"), is a U.S.-based freight and passenger airline that operates a certificated fleet of DC-8 aircraft. BAX Global's Boeing 727s are operated under contracts that provide for aircraft, crew, maintenance and insurance ("ACMI"). ATI also provides domestic and international service for the U.S. Government Air Mobility Command and other charter customers using primarily combi-configuration aircraft (aircraft designed to carry cargo and passengers).

The following is a summary of BAX Global's fleet as of January 1, 2002.


                      BAX Global's
                    Transportation      Charter
                        Network        Customers        Grounded          Total
--------------------------------------------------------------------------------
Leased or Contracted:
  DC-8:
   Cargo                   12              1               -               13
   Combi-Configured         -              3               -                3
  727-Cargo                 9              -               -                9
--------------------------------------------------------------------------------
                           21              4               -               25
--------------------------------------------------------------------------------
Owned:
  DC-8:
   Cargo                    -              -               4                4
   Combi-Configured         -              2               -                2
--------------------------------------------------------------------------------
  Total Planes             21              6               4               31
--------------------------------------------------------------------------------


Of the 21 planes in BAX Global's transportation network, 18 are assigned to regularly scheduled routes. Generally, three planes are held for use as backups or are in maintenance. Pursuant to a 2000 restructuring plan, 10 planes were taken out of service in the first half of 2001. In an ongoing effort to control costs, an additional four planes were removed from service in late 2001. Of the 14 planes taken out of service, 10 have been returned to the lessors and four owned planes remain for sale. See Note 17 to the Consolidated Financial Statements in the Company's 2001 Annual Report, which Note is herein incorporated by reference, for a discussion of BAX Global's 2000 restructuring plan.

Also, see Note 12 to the Consolidated Financial Statements in the Company's 2001 Annual Report for information regarding future minimum lease payments related to the Company's aircraft. Based on the current state of the aircraft leasing market, BAX Global believes that it should be able to renew these leases or enter into new leases on terms reasonably comparable to those currently in effect.

BAX Global's nightly scheduled lift capacity for planes in operation at January 1, 2002 was approximately 1.1 million pounds, calculated using an average freight density of 7.5 pounds per cubic foot. BAX Global's nightly lift capacity varies depending upon the number and type of planes operated by BAX Global at any particular time. Including trucking capacity available to BAX Global, the aggregate daily cargo capacity at January 1, 2002, was approximately 2.0 million pounds.

For aircraft held under long-term lease, ATI is generally responsible for all the normal costs of operating and maintaining the aircraft. In addition, ATI is generally responsible for all or a portion of any special maintenance or modifications which may be required by Federal Aviation Administration regulations or orders (see "Government Regulation" below). ATI's ultimate liability for such payments is generally subject to dollar limits, specific exclusions and sharing arrangements with the lessors. Over the last three years, ATI has spent approximately $119 million on routine heavy maintenance of its aircraft fleet. For aircraft operated under ACMI contracts, besides the payment of the contractual amount, BAX Global is generally responsible for fuel costs and other incidental costs such as landing fees.

The average airframe age of the fleet operated by ATI is in excess of 30 years, however, the condition of a particular aircraft and its fair market value is dependent on its maintenance history. Factors other than age, such as cycles (essentially the number of flights) can have a significant impact on an aircraft's serviceability. Generally, cargo aircraft tend to have fewer cycles than passenger aircraft over comparable time periods because they are used for fewer flights per day and longer flight segments.

Fuel costs are a significant element of the total costs of operating BAX Global's aircraft fleet. Fuel prices are subject to worldwide and local market conditions. It is not possible to predict the impact of future conditions on fuel prices and fuel availability. In order to protect against price increases in jet fuel, from time to time BAX Global enters into hedging agreements, including swap contracts, options and collars. Although BAX Global has on occasion charged its customers for a portion of its higher fuel costs, there is no assurance that future increases in fuel costs will be recoverable from customers.

Customers
BAX Global's customers include thousands of large and small industrial and commercial businesses. The Company focuses on customers in the automotive, aerospace, healthcare, high technology, retail and other industries where rapid delivery of high-value products is required.

Competition
The transportation and supply chain management industries have been and are expected to remain highly competitive. The principal competitive factors in the transportation industry are price, the ability to provide consistently fast and reliable delivery of shipments and the ability to provide ancillary services such as shipment tracking. The principal competitive factors in the supply chain industry are price, access to a reliable transportation network, warehousing and distribution capabilities, and sophisticated information systems.

There is aggressive price competition in the heavy-freight market, particularly for the business of high volume shippers. BAX Global competes with various types of transportation companies, including other integrated transportation companies that operate their own fleets, as well as with freight forwarders, premium less-than-truckload (or "LTL") carriers, express delivery services, and passenger airlines.

Domestically, BAX Global also competes with package delivery services provided by ground transportation companies, including trucking firms and surface freight forwarders, that offer specialized time-specific services within limited geographical areas. As a freight forwarder to, from and within international markets, BAX Global also competes with government-owned or subsidized passenger airlines and ocean shipping companies.

BAX Global believes its hub-and-spoke network of aircraft and trucks that serves the Americas markets allows it to move freight more reliably than if it solely used third-party services. The hub, which is located in Toledo, Ohio, consists of various facilities, including a technologically advanced material handling system, which is capable of sorting approximately one million pounds of freight per hour. BAX Global believes its hub-and-spoke system feeds much of its Americas import and export business and believes it provides a competitive advantage by offering superior, reliable service to its customers, shipping to, from or within the Americas.

In supply chain management services, BAX Global competes with many third-party logistics providers.

Government Regulation
The air transportation industry is subject to regulation by the Federal Aviation Administration ("FAA") under the Federal Aviation Act of 1958, as amended. The FAA is an agency of the Department of Transportation (the "DOT"). ATI is an airline and operates an FAA-certificated fleet and, accordingly, is subject to FAA regulations. As an indirect air carrier, BAX Global's operations are also subject to the direction of the FAA.

BAX Global is subject to other various requirements and regulations in connection with the operation of its motor vehicles, including certain safety regulations promulgated by the DOT and state agencies.

Employee Relations
BAX Global and its subsidiaries have approximately 10,000 employees worldwide, of whom about 1,200 are classified as part-time. Approximately 100 of these employees in the U.S. (principally customer service, clerical and/or dock workers) are represented by labor unions, that in most cases are affiliated with the International Brotherhood of Teamsters.

As of December 31, 2001, approximately 200 flight crewmembers (captains, first officers and flight engineers), employed by ATI were represented for purposes of collective bargaining by the International Brotherhood of Teamsters. Other employees are not represented by any labor organization. BAX Global did not experience any significant strike or work stoppage in 2001 and believes that its employee relations are satisfactory.

Most of BAX Global's pick-up and delivery operations are conducted by independent contractors. However, BAX Global elected to provide its own pick-up and delivery in a few Midwestern U.S. station locations.

Properties
BAX Global operates approximately 260 (100 domestic and 160 international) stations with BAX Global personnel, and has agency agreements with approximately 240 (50 domestic and 190 international) stations. These stations are located near primary shipping areas, generally at or near airports. BAX Global-operated domestic stations, which generally include office space and warehousing facilities, are located in 36 states, the District of Columbia and Puerto Rico. BAX Global-operated international facilities are located in 30 countries. Nearly all BAX Global-operated stations are held under lease.

BAX Global has a lease expiring in 2013, with the Toledo-Lucas County Port Authority covering its freight-sorting hub and related facilities (the "Hub") at Toledo Express Airport in Ohio. The lease provides BAX Global with rights of renewal for three five-year periods. Other facilities are held under leases having terms of one to ten years. BAX Global's corporate headquarters facility located in Irvine, California is anticipated to be relocated within the area in late Fall 2002.

BAX Global owns or leases, in the U.S. and Canada, a fleet of approximately 40 automobiles and 150 vans and trucks utilized in station work or for hauling freight between airport facilities and BAX Global's stations.

See "Aircraft Operations" above for information about leased and owned aircraft.

OTHER OPERATIONS

The Company's Other Operations include its gold, timber and natural gas businesses. At the end of 2001, the Company's Other Operations had approximately 100 employees. The Company does not consider its businesses within its Other Operations to be core businesses. The Company's long term strategy is to ultimately exit these activities to focus resources on its core Business and Security Services businesses.

Each of the gold, timber and natural gas businesses operate in cyclical commodity business environments where prices are determined based partly on the local and worldwide economy. The results from operations of each of these businesses are highly dependent on the price of their respective products.

The Company's Other Operations owns non-coal properties including land, hardwood forests, natural gas reserves and a gold mine and reserves.

Gold

The Company's gold business is directed at locating and acquiring mineral assets, developing advanced stage projects and operating mines. The Company continued to evaluate gold projects in Australia throughout 2001.

The Company has a 45.1% interest in Mining Project Investors ("MPI"). Through its ownership of MPI and a 50% direct interest, the Company has a 72.5% interest in a gold mine in Stawell, Victoria, Australia ("Stawell"). The Stawell gold mine produced approximately 103,500 ounces of gold in 2001. The Company estimates that the Stawell gold mine had approximately 410,000 ounces of proven and probable gold reserves as of December 31, 2001.

Timber

The Company's timber business has a sawmill facility that produces products primarily for the hardwood flooring industry. The timber business also sells hardwood chips to the paper industry and logs to other sawmill customers that are used in the high-grade furniture and veneer markets. The Company owns approximately 225 thousand surface acres of land including approximately 125 thousand acres of saw timber grade hardwood forests, mostly in Virginia.

Natural Gas

The Company invests in and receives royalty income from gas development and operations. As of December 31, 2001, net proven developed natural gas reserves located in Virginia and West Virginia approximated 52 billion cubic feet including royalty interests.

DISCONTINUED OPERATIONS

The Company's Coal Operations was reported as a discontinued operation as of December 31, 2000 due to the Company's formal plan to exit the business. Although the Company intends to dispose of its Coal Operations, it expects to retain certain assets and liabilities associated with the Coal Operations, certain of which are material to the Company. See Note 18 to the Consolidated Financial Statements in the Company's 2001 Annual Report, which Note is herein incorporated by reference.

Coal Operations

General
Coal Operations is primarily engaged in the mining, preparation and marketing of coal, the purchase of coal for resale, and the sale or leasing of coal lands to others. At the end of 2001, the Company's Coal Operations employed approximately 1,400 people. Through its Coal Operations, the Company produces coal suitable for the steam and metallurgical markets from approximately 24 company or contractor-operated surface and deep mines located in Virginia, West Virginia and eastern Kentucky. Steam coal is sold primarily to utilities and industrial customers located in the eastern U.S. Metallurgical coal is sold to steel and merchant coke producers primarily located in the U.S., Europe, the Mediterranean basin and Brazil. Coal Operations has substantial reserves of low sulphur coal, much of which can be produced from lower cost surface mines. Moreover, it has a significant share of the premium quality metallurgical coal reserves in the U.S., along with other high-quality feed stock reserves demanded by the coke and steel-making industry.

The following tables indicate the tons of coal purchased, produced and sold by Coal Operations for the years ended 2001, 2000 and 1999.


                                                        Years ended December 31
(In thousands of tons)                                    2001     2000    1999
--------------------------------------------------------------------------------
Produced                                                 9,440    9,805  10,620
Purchased                                                  969    1,524   2,346
--------------------------------------------------------------------------------
                                                        10,409   11,329  12,966
--------------------------------------------------------------------------------
Sales:
  North America                                          8,376    9,272   9,360
  Export                                                 1,965    2,679   3,488
--------------------------------------------------------------------------------
                                                        10,341   11,951  12,848
--------------------------------------------------------------------------------

Environmental Matters
The Surface Mining Control and Reclamation Act of 1977 and the regulations promulgated thereunder ("SMCRA") by the Federal Office of Surface Mining Reclamation and Enforcement ("OSM") establish mining and reclamation standards for all aspects of surface mining as well as many aspects of deep mining. OSM and its state counterparts monitor compliance with SMCRA. Coal Operations' policy is to correct violations that are the subject of OSM notices or to contest those believed to be without merit.

Coal Operations reached a broad settlement with the OSM in 1996 involving SMCRA liabilities of former contractors. Coal Operations has also entered into a number of similar agreements with the states. Under these agreements, Coal Operations agreed to perform certain reclamation and to pay certain fees of former contractors. Coal Operations is in the process of completing all required work under these agreements.

Coal Operations is also subject to other federal environmental laws, including the Resource Conservation and Recovery Act; the Occupational Safety and Health Act; the Toxic Substances Control Act; the Comprehensive Environmental Resource, Compensation and Liability Act; the Clean Water Act; the Clean Air Act and the Safe Drinking Water Act, as well as state laws of similar scope in Virginia, West Virginia and Kentucky. The Company believes it is in compliance with all applicable environmental laws.

Health and Safety Laws
Health and safety standards in the U.S. coal industry are legislated by the Federal Coal Mine Health and Safety Act of 1969 and the Federal Mine Safety and Health Act of 1977. The Company believes it is in compliance with all applicable health and safety laws.

Compliance with health and safety laws is, in general, a cost common to all domestic coal producers. The Company believes that the competitive position of Coal Operations has not been and should not be adversely affected except in the export market where Coal Operations competes with various foreign producers subject to less stringent health and safety regulations. See Note 13 to the Consolidated Financial Statements in the Company's 2001 Annual Report for a description of certain of the Company's employee benefit obligations.

Properties
The principal properties of Coal Operations are coal reserves, coal mines and coal preparation plants, all of which are located in Virginia, West Virginia and eastern Kentucky. Such reserves are either owned or leased. Leases of land or coal mining rights generally are either for a long-term period or until exhaustion of the reserves, and require the payment of a royalty based generally on the sales price and/or tons of coal mined from a particular property. Many leases or rights provide for payment of minimum royalties.

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

MATTERS RELATING TO FORMER OPERATIONS

In April 1990, the Company entered into a settlement agreement to resolve certain environmental claims against the Company arising from hydrocarbon contamination at a petroleum terminal facility ("Tankport") in Jersey City, New Jersey, which facility was sold in 1983. Under the settlement agreement, the Company is obligated to pay 80% of the hydrocarbon remediation costs. The Company is in the process of remediating the site under an approved plan. The Company estimates its portion of the actual remaining clean-up and operational and maintenance costs, on an undiscounted basis, to be between $3.8 and $8.1 million. Management is unable to determine that any amount within that range is a better estimate due to a variety of uncertainties which include unforeseen circumstances existing at the site, changes in the regulatory standards under which the clean-up is being conducted, and additional costs due to inflation. The estimate of costs and the timing of payments could change significantly based upon any one of the uncertainties described immediately above.

Taking into account the proceeds from a previous settlement with its insurers of claims relating to this matter, it is the Company's belief that the ultimate amount for which it will be liable resulting from the remediation of the Tankport site will not have a material adverse impact on the Company's financial position.

Forward-Looking Information
Certain of the matters discussed herein, including statements regarding the uninterrupted supply of equipment to BHS, the possibility that police departments may refuse to respond to calls from alarm companies requiring that a private response force be used, the ability of BHS to renew the lease for its backup monitoring center, the expected seasonal impact of the volumes shipped by BAX Global, the ability of BAX Global to renew certain aircraft leases or enter into new leases on reasonably comparable terms, the highly competitive nature of the transportation and supply chain management industries, plans to discontinue Coal Operations and the retention of certain assets and liabilities associated with the Coal Operations, the amount of proven and probable gold reserves in the Stawell gold mine, the amount of proven developed natural gas reserves, the Company's long-term plan to exit its gold, timber and natural gas businesses, the competitive position of Coal Operations, environmental clean-up estimates and the impact of environmental clean-up costs on the Company's financial position, results of operations and cash flows involve forward-looking information which is subject to known and unknown risks, uncertainties, and contingencies which could cause actual results, performance or achievements, to differ materially from those which are anticipated.

Such risks, uncertainties and contingencies, many of which are beyond the control of the Company, include, but are not limited to, the performance of BHS's equipment suppliers, the incidence of false alarms, the real estate market in the Carrollton, Texas area, the market for airplanes, the actual amount of gold reserves and natural gas reserves held by the Company's Other Operations, the accuracy of the testing done and the validity of the assumptions used in estimating gold and natural gas reserves, changes in the Company's long-term strategies, overall economic and business conditions, foreign currency exchange rates, the demand for the Company's products and services, the ability of the Company and its operations to obtain appropriate insurance coverage at reasonable prices, the timing and ultimate outcome of the sale of the coal assets, pricing and other competitive industry factors, fuel prices, new government regulations and/or legislative initiatives, issuance of permits, the performance of contractors and subcontractors of work in connection with the remediation of the Tankport site, judicial decisions, variations in costs or expenses including interest rates, variations in the spot prices of coal and the ability of counterparties to perform.

Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company assumes no duty to update any forward-looking statements whether as a result of new information, future events or otherwise.

ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

Not applicable.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

Not applicable.

The Pittston Company and Subsidiaries
Executive Officers of the Registrant

The following is a list as of March 15, 2002, of the names and ages of the executive and other officers of Pittston and the names and ages of certain officers of its subsidiaries, indicating the principal positions and offices held by each. There is no family relationship between any of the officers named.


Name                    Age    Positions and Offices Held             Held Since
--------------------------------------------------------------------------------
Executive Officers:
Michael T. Dan           51    President and Chief Executive Officer       1998
                               Chairman of the Board                       1999
James B. Hartough        54    Vice President-Corporate Finance and        1988
                               Treasurer
Frank T. Lennon          60    Vice President-Human Resources and          1985
                               Administration
Austin F. Reed           50    Vice President, General Counsel and         1994
                               Secretary
Robert T. Ritter         50    Vice President and Chief Financial Officer  1998

Other Officers:
Matthew A.P. Schumacher  43    Controller                                  2001
Arthur E. Wheatley       59    Vice President and Director of Risk         1988
                               Management

Subsidiary Officers:
Joseph L. Carnes         44    President of BAX Global Inc.                2000
Thomas W. Garges, Jr.    62    President and Chief Executive Officer of    1999
                               Pittston Coal Company
Richard R.N. Hickson     45    President of Brink's, Incorporated          2000
Robert B. Allen          48    President of Brink's Home Security, Inc.    2001
--------------------------------------------------------------------------------

Executive and other officers of Pittston are elected annually and serve at the pleasure of its Board of Directors.

Mr. Dan was elected President, Chief Executive Officer and Director of The Pittston Company on February 6, 1998 and was elected Chairman of the Board effective January 1, 1999. He also serves as Chief Executive Officer of Brink's, Incorporated, a position he has held since July 1993 and as President and Chief Executive Officer of Brink's Holding Company, a position he has held since December 31, 1995. He also serves as Chairman of the Board of BAX Global Inc., a position he has held since February 1998. He also serves as Chairman of the Board of Pittston Mineral Ventures, a position he has held since August 31, 1998 and as Chairman of the Board of Pittston Coal Company, a position he has held since September 1, 1998. From August 1992 to July 1993 he served as President of North American operations of Brink's, Incorporated and as Executive Vice President of Brink's, Incorporated from 1985 to 1992.

Mr. Ritter joined The Pittston Company as Vice President and Chief Financial Officer in August 1998. From June 1996 to July 1998, he served as Chief Financial Officer of WLR Foods, Inc. He was a private investor and financial consultant from April 1995 to May 1996 and was Treasurer at American Cyanamid Company from March 1991 to January 1994 and Controller from February 1994 to March 1995.

Messrs. Hartough, Lennon, Reed and Wheatley have served in their present positions for more than the past five years.

Mr. Schumacher was elected to his current position on July 13, 2001 after joining the Company in July 2001. For the five years prior to July 2001, he was employed by NL Industries, Inc. as the Manager of Financial Reporting in 1996 and as the Assistant Controller in 1997 through July 2001.

Mr. Carnes was elected President of BAX Global Inc. in May 2000. He joined BAX Global Inc. as President - U.S. and Canada in September 1999. Prior to joining BAX Global Inc., he served as Executive Vice President, North America for Fritz Companies Inc. where he was employed from 1987 - 1999.

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

Mr. Allen joined Brink's Home Security, Inc. in August 1999 as Executive Vice President and Chief Operating Officer. He was promoted to President of Brink's Home Security, Inc. in March 2001. From January 1997 to August 1999, he held the various positions at Aegis Communications Group (formerly ATC Communications) including Executive Vice President of Sales and Marketing and Chief Operating Officer. From 1980 through 1996, he held various domestic and international positions at Frito-Lay including Vice President of Field Marketing and Country Manager in Greece and Turkey.

PART II
--------------------------------------------------------------------------------
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
--------------------------------------------------------------------------------

Prior to January 14, 2000, the Company had three classes of common stock:
Pittston Brink's Group Common Stock ("Brink's Stock"), Pittston BAX Group Common Stock ("BAX Stock") and Pittston Minerals Group Common Stock ("Minerals Stock"). On January 14, 2000, the holders of Minerals Stock received 0.0817 shares of Brink's Stock for each share of their Minerals Stock, and holders of BAX Stock received 0.4848 shares of Brink's Stock for each share of their BAX Stock. For additional information concerning the exchange, see Note 20 to the Consolidated Financial Statements included in the Company's 2001 Annual Report, which is herein incorporated by reference. Brink's Stock is now the only outstanding class of common stock of the Company and continues to trade on the New York Stock Exchange under the symbol "PZB."

Reference is made to pages 59 through 61 of the Company's 2001 Annual Report which is herein incorporated by reference, for other information required by this item.

ITEM 6. SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

Reference is made to pages 62 and 63 of the Company's 2001 Annual Report which is herein incorporated by reference, for information required by this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

Reference is made to pages 2 through 26 of the Company's 2001 Annual Report which is herein incorporated by reference, for information required by this item.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

Reference is made to pages 27 through 61 of the Company's 2001 Annual Report which is herein incorporated by reference, for information required by this item.

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

PART III
--------------------------------------------------------------------------------
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

The information required by this Item regarding directors is herein incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2001. The information regarding executive officers is included in this report following Item 4, under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

The information required by Items 11 through 13 is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2001.


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

      3.   Exhibits - see exhibit index.

(b) A report on Form 8-K was filed on December 4, 2001. Under Item 5 the Company described the current status of its Federal Black Lung Excise Tax claims. No other reports on Form 8-K were filed during the fourth quarter of 2001 and through the date of this report.


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

Undertaking
For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8 Nos. 2-64258, 33-2039, 33-21393, 33-23333, 33-69040, 33-53565, 333-02219, 333-78631,
333-78633, 333-70758, 333-70772, 333-70766 and 333-70762.

The Pittston Company and Subsidiaries
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 2002.

                                                     The Pittston Company
                                                     ---------------------
                                                         (Registrant)




                                                  By    /s/ M. T. Dan
                                                     ------------------------
                                                          (M. T. Dan,
                                                     Chairman, President and
                                                    Chief Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 22, 2002.

    Signatures                                          Title
    ------------                                        --------

 R. G. Ackerman*                                        Director
 Betty C. Alewine*                                      Director
 J. R. Barker*                                          Director
 Marc C. Breslawsky*                                    Director
 J. L. Broadhead*                                       Director
 W. F. Craig*                                           Director


 /s/ M. T. Dan                                     Chairman, President and
 --------------------------------                  Chief Executive Officer
 (M. T. Dan)                                    (principal executive officer)


 G. Grinstein*                                          Director
 R. M. Gross*                                           Director


 /s/ R. T. Ritter                                    Vice President
 --------------------------------             and Chief Financial Officer
 (R. T. Ritter)                              principal financial officer and
                                             principal accounting officer)


 C. S. Sloane*                                          Director


 *By   /s/ M. T. Dan
       --------------------------
       (M. T. Dan,
       Attorney-in-Fact)

The Pittston Company and Subsidiaries
Index to Financial Statements and Schedules

Financial Statements:

The Consolidated Financial Statements of The Pittston Company, listed in the index below which are included in the Company's 2001 Annual Report for the year ended December 31, 2001, are herein incorporated by reference. With the exception of the pages listed in the index below and the information incorporated by reference included in Parts I, II and IV, the 2001 Annual Report of the Shareholders is not deemed filed as part of this report.

THE PITTSTON COMPANY ANNUAL REPORT


Management's Discussion and Analysis of Results of
Operations and Financial Condition.............2-26
Independent Auditors' Report.....................28
Consolidated Balance Sheets......................29
Consolidated Statements of Operations.........30-31
Consolidated Statements of Comprehensive
  Income (Loss)..................................32
Consolidated Statements of Shareholders' Equity..33
Consolidated Statements of Cash Flows............34
Notes to Consolidated Financial Statements....35-61
Selected Financial Data ......................62-63


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

4(a)   (i)    Amended and Restated Rights Agreement dated as of January 14, 2000
              (the "Rights Agreement"), between the Registrant and Bank Boston,
              N.A., as Rights Agent. Exhibit 4(a)(i) to the Registrant's Annual
              Report on Form 10-K for the year ended December 31, 2000 (the
              "2000 Form 10-K").

       (ii) Form of Right Certificate for Rights. Exhibit 4(a)(ii) to the 2000 Form 10-K. Instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries have been omitted because the amount of debt under any such instrument does not exceed 10% of the total assets of the Registrant and its consolidated subsidiaries. The Registrant agrees to furnish a copy of any such instrument to the Commission upon request. Exhibit 4(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K").

       (iii) Amendment, effective November 30, 2001, by and among The Pittston Company, Fleet National Bank (f/k/a BankBoston, N.A.) and EquiServe Trust Company, N.A., to the Amended and Restated Rights Agreement dated as of January 14, 2000 between The Pittston Company and BankBoston, N.A., as Rights Agent. Exhibit 1 to the Registrant's Amendment No. 3 to Form 8-A/A (filed on January 14,
              2002).

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

10(o)  (i)    Credit Agreement, dated as of October 3, 2000, among the
              Registrant, as Borrower, Certain of Its Subsidiaries, as
              Guarantors, Various Lenders and Fleet National Bank and Chase
              Manhattan Bank as Co-Syndication Agents and Bank of

              America, N.A., as Administrative Agent. Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

       (ii) First Amendment, dated as of October 2, 2001, to the Credit Agreement, dated as of October 3, 2000, among the Registrant, as Borrower, Certain of Its Subsidiaries, as Guarantors, Various Lenders and Bank of America, N.A., as Administrative Agent.
              Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

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

10(q)* Executive Agreement dated as of May 4, 1998, between the Registrant and
       M. T. Dan. Exhibit 10(b) to the Third Quarter 1998 Form 10-Q.

10(r)* Executive Agreement dated as of August 7, 1998, between the Registrant and R. T. Ritter. Exhibit 10(c) to the Third Quarter 1998 Form 10-Q.

10(s)* Severance Agreement dated as of August 7, 1998, between the Registrant and R. T. Ritter. Exhibit 10(d) to the Third Quarter 1998 Form 10-Q.

10(t)  Trust Agreement for The Pittston Company Employee Welfare Benefit Trust.
       Exhibit 10(t) to the 1999 Form 10-K.

10(u)  (i)    Note Purchase Agreement dated as of January 18, 2001, between the
              Registrant and the Purchasers listed on Schedule A thereto.
              Exhibit 10(u)(i) to the 2000 Form 10-K.

       (ii) Form of Series A Promissory Note. Exhibit 10(u)(ii) to the 2000 Form 10-K.

       (iii) Form of Series B Promissory Note. Exhibit 10(u)(iii) to the 2000 Form 10-K.

10(v)  (i)    Receivables Purchase Agreement dated as of December 15, 2000, among BAX Funding Corporation, BAX Global Inc., Liberty Street
              Funding Corp. and the Bank of Nova Scotia. Exhibit 10(v)(i) to the
              2000 Form 10-K.

       (ii) Purchase and Sale Agreement dated as of December 15, 2000, among the Originators named therein, BAX Funding Corporation and BAX Global Inc. Exhibit 10(v)(ii) to the 2000 Form 10-K.

13     2001 Annual Report of the Registrant.

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

--------------------------
*Management contract or compensatory plan or arrangement.