Form 10-Q
period 2002-03-31
PITTSTON CO
filed 2002-05-07
CIK 78890

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q




            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of May 1, 2002, 54,253,413 shares of $1 par value common stock were outstanding.

                         Part I - Financial Information
                      The Pittston Company and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                     (In millions, except per share amounts)

                                                      March 31    December 31
                                                          2002           2001
--------------------------------------------------------------------------------
                                                   (Unaudited)
ASSETS

Current assets:
Cash and cash equivalents                          $      91.2           86.7
Accounts receivable, net                                 515.6          493.3
Prepaid expenses and other                                63.8           57.5
Deferred income taxes                                     98.6          103.1
Discontinued operations                                   44.4           19.9
--------------------------------------------------------------------------------
  Total current assets                                   813.6          760.5

Property and equipment, net                              808.9          818.1
Goodwill, net                                            221.1          224.8
Prepaid pension assets                                   107.0          109.0
Deferred income taxes                                    238.8          233.2
Other assets                                             153.9          155.7
Discontinued operations                                   97.9           92.7
--------------------------------------------------------------------------------
  Total assets                                     $   2,441.2        2,394.0
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                              $      37.8           27.8
Current maturities of long-term debt                      14.9           17.2
Accounts payable                                         259.5          256.6
Accrued liabilities                                      546.3          540.0
Discontinued operations                                    5.6            3.3
--------------------------------------------------------------------------------
  Total current liabilities                              864.1          844.9

Long-term debt                                           275.7          252.9
Postretirement benefits other than pensions              400.7          399.6
Workers' compensation and other claims                    86.3           84.1
Deferred revenue                                         127.8          126.1
Deferred income taxes                                     20.9           20.7
Other liabilities                                        154.7          160.0
Discontinued operations                                   26.3           29.6
--------------------------------------------------------------------------------
  Total liabilities                                    1,956.5        1,917.9

Commitments and contingent liabilities (Notes 5 and 6)
Shareholders' equity:
Preferred stock, par value $10 per share:
  $31.25 Series C Cumulative Convertible Preferred Stock;
  Authorized: 0.161 shares;
  Issued and outstanding: 2002 and 2001 - 0.021 shares     0.2            0.2
Common stock, par value $1 per share:
  Authorized: 100.0 shares;
  Issued and outstanding: 2002 and 2001 - 54.3 shares     54.3           54.3
Capital in excess of par value                           406.5          400.1
Retained earnings                                        199.8          193.3
Accumulated other comprehensive loss                    (118.1)        (112.9)
Employee benefits trust, at market value                 (58.0)         (58.9)
--------------------------------------------------------------------------------
  Total shareholders' equity                             484.7          476.1
--------------------------------------------------------------------------------
  Total liabilities and shareholders' equity       $   2,441.2        2,394.0
--------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.


                      The Pittston Company and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In millions, except per share amounts)
                                   (Unaudited)

                                                  Three Months Ended March 31
                                                              2002       2001
--------------------------------------------------------------------------------

Revenues                                             $       899.5      908.3
--------------------------------------------------------------------------------

Expenses:
Operating expenses                                           759.9      779.9
Selling, general and administrative expenses                 106.1      107.2
--------------------------------------------------------------------------------
  Total expenses                                             866.0      887.1
Other operating income, net                                    3.9        4.2
--------------------------------------------------------------------------------
  Operating profit                                            37.4       25.4

Interest income                                                1.3        1.1
Interest expense                                              (6.4)      (8.9)
Minority interest, net                                        (1.1)      (1.6)
Other expense, net                                            (1.6)      (2.0)
--------------------------------------------------------------------------------
  Income from continuing operations before
   income taxes                                               29.6       14.0
Provision for income taxes                                    10.5        5.3
--------------------------------------------------------------------------------
  Income from continuing operations                           19.1        8.7

--------------------------------------------------------------------------------
Loss from discontinued operations,
  net of tax                                                 (11.0)         -
--------------------------------------------------------------------------------
  Net income                                                   8.1        8.7

Preferred stock dividends                                     (0.1)      (0.1)
--------------------------------------------------------------------------------
  Net income attributed to common shares             $         8.0        8.6
--------------------------------------------------------------------------------

Basic and diluted net income (loss) per common share:
  Continuing operations                              $        0.37       0.17
  Discontinued operations                                    (0.22)         -
--------------------------------------------------------------------------------
   Net income                                        $        0.15       0.17
--------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.


                      The Pittston Company and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                  Three Months Ended March 31
                                                              2002       2001
--------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                               $     8.1        8.7
Adjustments to reconcile net income to net cash provided
  by continuing operations:
  Loss from discontinued operations, net of tax               11.0        -
  Depreciation and amortization                               43.9       46.7
  Provision for aircraft heavy maintenance                     8.1        5.7
  Deferred income taxes                                        4.2       (3.9)
  Provision for uncollectible accounts receivable              2.4        3.2
  Other operating, net                                         9.9        7.9
  Changes in operating assets and liabilities,
   net of effects of acquisitions:
    Accounts receivable                                      (30.1)      39.1
    Prepaid expenses and other current assets                 (2.6)      (2.9)
    Accounts payable and accrued liabilities                  (4.4)     (59.5)
    Other assets                                              (5.1)      (1.9)
    Other liabilities                                          1.0        0.7
    Other, net                                                 1.6        8.8
--------------------------------------------------------------------------------
Net cash provided by continuing operations                    48.0       52.6
Net cash used by discontinued operations                     (16.6)     (15.8)
--------------------------------------------------------------------------------
Net cash provided by operating activities                     31.4       36.8
--------------------------------------------------------------------------------

Cash flows from investing activities:
Capital expenditures                                         (41.1)     (55.3)
Aircraft heavy maintenance expenditures                       (6.5)      (3.1)
Proceeds from disposal of property and equipment               1.1        1.8
Acquisitions                                                   -         (5.0)
Discontinued operations, net                                 (10.9)      (2.0)
Other, net                                                    (0.6)      (1.4)
--------------------------------------------------------------------------------
Net cash used by investing activities                        (58.0)     (65.0)
--------------------------------------------------------------------------------

Cash flows from financing activities: Long term debt:
  Additions                                                   37.2       89.0
  Repayments                                                 (15.1)     (99.2)
Short-term borrowings, net                                    10.0       37.0
Proceeds from exercise of stock options                        0.4        2.9
Dividends                                                     (1.4)      (1.3)
--------------------------------------------------------------------------------
Net cash provided by financing activities                     31.1       28.4
--------------------------------------------------------------------------------
Net increase in cash and cash equivalents                      4.5        0.2
Cash and cash equivalents at beginning of period              86.7       97.8
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period               $    91.2       98.0
--------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                      The Pittston Company and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.    Basis of presentation and accounting changes

      The Pittston Company and subsidiaries (the "Company") has three operating segments within its "Business and Security Services" businesses: Brink's, Incorporated ("Brink's"), Brink's Home Security, Inc. ("BHS") and BAX Global Inc. ("BAX Global"). The fourth operating segment is Other Operations, which consists of the Company's gold, timber and natural gas operations. The Company also has a discontinued operating segment, Pittston Coal Operations ("Coal Operations"). See Note 5.

      The Company's unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current period's financial statement presentation. Operating results for the interim periods of 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," in the first quarter of 2002 and, in accordance with the new standard, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are tested for impairment at least annually. The Company is in the process of performing the transitional goodwill impairment test which it expects to complete during the second quarter of 2002 and will record any resulting impairment charges, if necessary, as the cumulative effect of an accounting change as of January 1, 2002.

      A reconciliation of first quarter 2001 net income and net income per share as reported in the Company's Statement of Operations to first quarter 2001 net income and net income per share as adjusted to exclude goodwill amortization expense (including tax effects), is presented below.


                                                                  Three Months
                                                                Ended March 31
      (In millions, except per share amounts)                             2001
      --------------------------------------------------------------------------

      Reported net income                                          $       8.7
      Add back goodwill amortization no longer being amortized,
        net of tax effects                                                 1.8
      --------------------------------------------------------------------------
      Net income as adjusted                                       $      10.5
      --------------------------------------------------------------------------

      Reported basic and diluted net income per share              $      0.17
      Add back goodwill amortization no longer being amortized,
        net of tax effects                                                0.03
      --------------------------------------------------------------------------
      Basic and diluted net income per share as adjusted           $      0.20
      --------------------------------------------------------------------------


      SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001 and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it becomes an obligation, if a reasonable estimate of fair value can be made. The Company will adopt SFAS No. 143 in 2003. The Company is currently evaluating the effect that implementation of the new standard may have on its results of operations and financial position.

      SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and will provide a single accounting model for long-lived assets held for sale. SFAS No. 144 will also supersede the provisions of Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in the periods in which the losses are incurred (rather than as of the measurement date as required by APB No. 30). In addition, SFAS No. 144 expands the definition of asset dispositions that may qualify for discontinued operations treatment in the future. The Company adopted SFAS No. 144 beginning January 1, 2002 with no current effect on the Company's Consolidated Financial Statements.

2.    Earnings per share


                                                   Three Months Ended March 31
      (In millions)                                            2002       2001
      --------------------------------------------------------------------------
      Numerator:
      Income from continuing operations               $        19.1        8.7
      Preferred stock dividends                                (0.1)      (0.1)
      --------------------------------------------------------------------------
      Basic and diluted income from continuing
        operations per share numerator                $        19.0        8.6
      --------------------------------------------------------------------------

      Denominator:
      Basic weighted average
        common shares outstanding                              51.7       50.7
      Effect of dilutive securities - stock options             0.3        0.2
      --------------------------------------------------------------------------
      Diluted weighted average
        common shares outstanding                              52.0       50.9
      --------------------------------------------------------------------------

      Common stock held in The Pittston Company Employee Benefits Trust (the "Trust") is excluded from the basic and diluted income from continuing operations per common share calculations. As of March 31, 2002 and 2001,
      2.3 million and 0.7 million shares, respectively, of common stock were held by the Trust. The Company also excludes the effect of antidilutive securities from the computations of diluted income from continuing operations per common share. The equivalent weighted average shares of common stock that were excluded in the period ended March 31, 2002 and 2001 were 1.3 million shares and 1.8 million shares, respectively.

3.    Supplemental cash flow information


                                                     Three Months Ended March 31
      (In millions)                                            2002         2001
      --------------------------------------------------------------------------
      Cash paid (received) for:
        Interest                                           $    8.3          9.4
        Income taxes, net of refunds                       $   (3.2)         5.2
      --------------------------------------------------------------------------
      Depreciation of
        property and equipment                             $   41.2         42.0
      Amortization of goodwill                                    -          2.4
      Other amortization                                        2.7          2.3
      --------------------------------------------------------------------------
      Total depreciation and amortization                  $   43.9         46.7
      --------------------------------------------------------------------------


4.    Comprehensive income (loss)

                                                   Three Months Ended March 31
      (In millions)                                             2002      2001
      --------------------------------------------------------------------------

      Net income                                           $     8.1       8.7
      Other comprehensive income (loss),
        net of reclasses and taxes:
        Foreign currency translation                            (4.6)    (12.5)
        Deferred cash flow hedges                               (0.5)      3.2
        Unrealized losses on securities                         (0.1)     (0.1)
      --------------------------------------------------------------------------
      Comprehensive income (loss)                          $     2.9      (0.7)
      --------------------------------------------------------------------------


5.    Discontinued operations

      The Company plans to exit the coal business through the sale or shutdown of the Company's coal mining operations and reserves, and the Company's Coal Operations have been reported as discontinued operations for all periods presented herein.

      The Company's plan of disposal includes the sale or shut down of its active and idle coal mining operations (including 24 Company or contractor operated mines and 5 active plants) and reserves, as well as other assets which support those operations. The assets expected to be disposed of primarily include inventory, the Company's partnership interest in Dominion Terminal Associates ("DTA"), a coal port facility in Newport News, Virginia, and property, plant and equipment. It is expected that certain liabilities, primarily reclamation costs related to active properties, will be assumed by the purchaser(s).

      Total proceeds from the sale of Coal Operations, which could include cash, notes receivable, the present value of minimum future royalties to be received and liabilities to be transferred, are expected to exceed $100 million. The Company originally anticipated disposing of these properties and support operations by December 31, 2001. Although the Company has been actively engaged in the implementation of its plan of disposal, due to various factors, the first sale of a portion of its coal properties was not completed until early 2002. At that time, the Company concluded a portion of the plan through the sale of certain properties in West Virginia. The Company currently expects to complete the sale or shut down of unsold operations during 2002.

      Through the end of 2001, the Company recorded an estimated pretax loss on the disposal of the discontinued segment of $348.5 million including $110.0 million of loss on the disposal, $67.2 million of estimated operating losses to be incurred from the December 2000 measurement date to the estimated dates of disposal for the various operations and reserves and $171.3 million to accrue certain "legacy" liabilities, as more fully described in the Company's 2001 Annual Report on Form 10-K.

      In April 2002, the Company announced it had idled several of its mining operations for eight days and temporarily laid off certain employees in response to adverse coal market conditions resulting from unusually warm winter weather conditions and corresponding weak electricity generation. Taking into account current market conditions and management's revised expectations for operating performance in the short term, the Company has increased its estimate of the pretax loss from discontinued operations by $15.0 million ($11.0 million after-tax).

      Estimates regarding losses on the disposal of Coal Operations and losses during the disposal period are subject to known and unknown risks, uncertainties and contingencies which could cause actual results to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the Company, include, but are not limited to, overall economic and business conditions, demand and competitive factors in the coal industry, the impact of delays in the issuance or the nonissuance of mining permits, the timing of and consideration received for the sale of the coal assets, costs associated with shutting down those operations that are not sold, funding and benefit levels of the multi-employer pension plans, geological conditions and variations in the spot prices of coal.

      Certain assets and liabilities are expected to be retained by the Company, including net working capital and other assets (excluding inventory), certain parcels of land, income and non-income tax assets and liabilities, certain inactive employee liabilities primarily for postretirement medical benefits, workers' compensation and black lung obligations, and reclamation related liabilities associated with certain closed coal mining sites in Virginia, West Virginia and Kentucky. In addition, the Company expects to continue to be liable for other contingencies, including its unconditional guarantee of the payment of the principal and premium, if any, on coal terminal revenue refunding bonds (principal amount of $43.2 million).

      The Company's liabilities that it expects to retain are recorded in its balance sheet in accordance with accounting principles generally accepted in the U.S. ("GAAP"). As described in the 2001 Annual Report on Form 10-K, under GAAP some of these liabilities are not yet fully recorded on the balance sheet or reflect the sum of the undiscounted expected cash payments which extend over a long period of time. The following is a summary as of March 31, 2002 of the carrying values of the assets and liabilities that the Company expects to retain:


      (In millions)                                             March 31, 2002
      --------------------------------------------------------------------------
      Assets:
      Net working capital and other assets                           $     4.1
      Property and equipment, net                                          5.6
      Net deferred tax assets                                            248.4

      Liabilities:
      Workers' compensation                                          $    32.4
      Black lung obligations                                              45.4
      Company-sponsored retiree medical                                  269.9
      Health Benefit Act                                                 157.4
      Reclamation liabilities for inactive properties                     23.2
      DTA                                                                 43.2
      Other liabilities                                                   12.1
      --------------------------------------------------------------------------

      On February 10, 1999, the U.S. District Court of the Eastern District of Virginia entered a final judgment in favor of certain of the Company's subsidiaries, ruling that the Federal Black Lung Excise Tax ("FBLET") is unconstitutional as applied to export coal sales. A total of $0.8 million (including interest) was refunded in 1999 for the FBLET that those companies paid for the first quarter of 1997. The Company sought refunds of the FBLET it paid on export coal sales for all open statutory periods and received refunds of $23.4 million (including interest) during the fourth quarter of 2001. The Company continues to pursue the refund of other FBLET payments. Due to uncertainty as to the ultimate additional future amounts to be received, if any, which could amount to as much as $20 million (before interest and applicable income taxes), as well as the timing of any additional FBLET refunds, the Company has not recorded the benefit of such additional FBLET refunds in its estimate of operating losses to be incurred during the disposal period.

      The Company has accrued $8.2 million (pretax) for its estimate of a multi-employer pension plan withdrawal liability associated with its planned exit from the coal business. The estimate is based on the most recent actuarial estimate of liability for a withdrawal occurring in the plan year ending June 30, 2002. The ultimate withdrawal liability, if any, is subject to several factors, including funding and benefit levels of the plans and the ultimate timing and form of the sale transactions. Accordingly, the actual amount of this liability could change materially.

6.    Restructuring

      During the fourth quarter of 2000, BAX Global finalized a restructuring plan aimed at reducing the capacity and cost of its airlift capabilities in the U.S. as well as reducing station operating expenses and sales, general and administrative costs in the Americas and Atlantic regions. This included the elimination of ten planes from the fleet and approximately 300 full-time positions including aircraft crew and station operating, sales and business unit overhead positions. The following table analyzes the changes in liabilities during the first three months of 2002 for such costs:


                                              Fleet      Station and
      (In millions)                          Charges        Other       Total
      --------------------------------------------------------------------------

      Balance at December 31, 2001        $     2.1          2.2          4.3
        Adjustments                               -         (0.1)        (0.1)
        Payments                               (0.7)        (0.2)        (0.9)
      --------------------------------------------------------------------------
      Balance at March 31, 2002            $    1.4          1.9          3.3
      --------------------------------------------------------------------------


      The remaining accrual primarily includes contractual commitments for aircraft and facilities. The majority of the remaining accrual for fleet charges is expected to be paid by the end of 2002. Approximately $0.3 million of the remaining accrual for station and other costs is expected to be paid by the end of 2002, with the balance expected to be paid through the end of 2007.

                      The Pittston Company and Subsidiaries
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


Summary
The Pittston Company and subsidiaries (the "Company") has three operating segments within its "Business and Security Services" businesses: Brink's, Incorporated ("Brink's"), Brink's Home Security, Inc. ("BHS"), and BAX Global Inc. ("BAX Global"). The Company's fourth operating segment is Other Operations, which consists of the Company's gold, timber and natural gas operations.

The Company intends to exit the coal business through the disposal of its coal mining operations and reserves ("Coal Operations"). The Company's Coal Operations have been reported as discontinued operations for all periods presented herein.

The Company's income from continuing operations was $19.1 million in the first three months of 2002 compared to $8.7 million in the prior year period. Income from continuing operations was higher in the 2002 period principally due to higher operating profits at Brink's associated with special euro currency-related distribution projects and improved performance.


                              RESULTS OF OPERATIONS

                                                   Three Months Ended March 31
(In millions)                                                 2002        2001
--------------------------------------------------------------------------------
Revenues:
Business and Security Services:
  Brink's                                               $    406.7       373.3
  BHS                                                         67.2        61.8
  BAX Global                                                 415.6       463.4
--------------------------------------------------------------------------------
   Business and Security Services                            889.5       898.5
Other Operations                                              10.0         9.8
--------------------------------------------------------------------------------
   Revenues                                             $    899.5       908.3
--------------------------------------------------------------------------------

Operating profit (loss):
Business and Security Services:
  Brink's                                               $     31.7        18.7
  BHS                                                         15.2        14.5
  BAX Global                                                  (6.4)       (5.7)
--------------------------------------------------------------------------------
   Business and Security Services                             40.5        27.5
Other Operations                                               2.4         2.3
--------------------------------------------------------------------------------
Segment operating profit                                      42.9        29.8
General corporate expense                                     (5.5)       (4.4)
--------------------------------------------------------------------------------
   Operating profit                                     $     37.4        25.4
--------------------------------------------------------------------------------


Brink's

                                                   Three Months Ended March 31
(In millions)                                                 2002        2001
--------------------------------------------------------------------------------
Revenues:
  North America (a)                                      $   168.3       165.8
  International                                              238.4       207.5
--------------------------------------------------------------------------------
   Revenues                                              $   406.7       373.3
--------------------------------------------------------------------------------
Operating profit:
  North America (a)                                      $    10.7         8.8
  International                                               21.0         9.9
--------------------------------------------------------------------------------
   Segment operating profit                              $    31.7        18.7
--------------------------------------------------------------------------------
Depreciation and amortization (b)                        $    14.4        14.4
Goodwill amortization                                            -         0.5
Capital expenditures                                          14.8        19.6
--------------------------------------------------------------------------------

(a)   Includes U.S. and Canada.
(b)   Excludes amortization of goodwill.


Brink's worldwide revenues were $406.7 million in the first quarter of 2002, a 9% increase over the first quarter of 2001, while operating profit was 69% higher than the prior-year quarter. The improved results were primarily due to higher International operating profits, which largely reflected special euro related processing and transportation work, and to a lesser extent, general business growth.

Revenue
North American revenues were 2% higher in the first quarter of 2002 compared to the 2001 period primarily due to slightly higher revenues from armored car operations (which include ATM services), currency processing and Global Services business (air courier and diamond/jewelry).

International revenues in the first quarter of 2002 increased 15%, or approximately $30.9 million. The foreign currency exchange effect of the stronger U.S. dollar reduced International revenues by approximately $17 million. Consequently, without this effect, revenues would have been 23% higher than the same quarter last year. The increase in International revenues was primarily attributable to the Company's operations in Europe, where revenues were buoyed by transportation and processing work associated with the issuance of the euro and the return of the legacy currencies of the countries adopting the euro and also by general business growth. Latin American revenues were down versus the prior year primarily due to foreign currency translation effects reflecting the lower value of Latin American currencies versus the U.S. dollar.

Operating Profit
North American operating profits were 22% higher in 2002 versus the 2001 period primarily due to improved results in the U.S. Global Services business as a result of improved pricing and operational improvements.

International operating profits were higher for the first quarter of 2002 as compared to the same period of 2001 due to substantially stronger operating profits in Europe and favorable results in Asia/Pacific which outweighed lower operating profits in Latin America. European operating performance improved due to stronger volumes primarily due to transportation and processing work associated with the issuance of the euro and the return of legacy currencies. The euro banknotes and coins were introduced as the medium of exchange in a number of countries in Europe on January 1, 2002. While this benefited the first quarter of 2002, Brink's does not expect this volume trend to significantly continue during the remainder of 2002. The Company expects to earn a lower amount of euro-related revenue in the second quarter of 2002 as it completes cash processing services associated with the return of the legacy currencies, and expects to incur higher-than-normal expenses as a result of winding down operations that had geared up for the euro work.

In Latin America, operating profits during the first quarter of 2002 were lower than the same quarter last year primarily due to lower operating performance in Venezuela and Argentina as a result of difficult economic and operating conditions in the region. Venezuela operating profits, while solid, were under last year's strong results and Argentina posted higher losses. Economic and competitive pressures in Latin America are expected to continue, but Brink's expects the region to remain profitable overall. Asia/Pacific results were higher than the prior year primarily due to improved results in Australia, which posted a small operating profit versus a loss in the prior-year quarter, reflecting more favorable pricing.


Brink's Home Security

                                                   Three Months Ended March 31
(Dollars in millions, subscriber data in thousands)           2002        2001
--------------------------------------------------------------------------------
Revenues                                                $     67.2        61.8
--------------------------------------------------------------------------------
Operating profit:
Recurring services (a)                                  $     26.9        25.9
Investment in new subscribers (b)                            (11.7)      (11.4)
--------------------------------------------------------------------------------
  Segment operating profit                              $     15.2        14.5
--------------------------------------------------------------------------------
Monthly recurring revenues (c)                          $     19.6        18.2
--------------------------------------------------------------------------------
Annualized disconnect rate                                    6.7%        7.2%
--------------------------------------------------------------------------------
Number of subscribers:
  Beginning of period                                        713.5       675.3
  Installations                                               25.1        20.6
  Disconnects                                                (12.1)      (12.2)
--------------------------------------------------------------------------------
  End of period                                              726.5       683.7
--------------------------------------------------------------------------------
Average number of subscribers                                719.6       679.2
Depreciation and amortization (d)                       $     17.5        16.1
Amortization of deferred revenue                               5.7         5.3
Net cash deferrals on new subscribers (e)                      3.4         3.8
Capital expenditures                                          20.1        19.3
--------------------------------------------------------------------------------

(a) Recurring services reflects monthly operating profit generated from the existing subscriber base plus the amortization of deferred revenues and deferred subscriber acquisition costs (primarily direct selling expenses).
(b) Investment in new subscribers primarily includes the marketing and selling expenses, net of the deferral of direct selling expenses, incurred in the acquisition of new subscribers.
(c) Monthly recurring revenues are calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for monitoring and maintenance services. The monthly recurring revenues exclude the amortization of deferred revenues.
(d) Includes amortization of deferred subscriber acquisition costs of $2.6 million and $2.3 million in 2002 and 2001, respectively. (e) Nonrefundable payments on new installations which were deferred, net of deferred direct selling expenses.


Revenue
Revenues increased 9% to $67.2 million in the first quarter of 2002 as compared to 2001 primarily due to a 6% larger average subscriber base as well as 1% higher average monitoring rates. These factors also contributed to an 8% increase in monthly recurring revenues for March 2002 as compared to March 2001. Installations were 22% higher than the first quarter of 2001 and disconnects were slightly lower than the prior-year period. BHS believes that its 6.7% annualized disconnect rate for the quarter, a 50 basis point improvement from the first quarter of 2001 and the lowest rate in seven years, is in large part due to the effect of having increased minimum acceptable credit scores for new subscribers in prior years, its high quality customer service and to a decline in household moves during the quarter.

Operating Profit
Segment operating profit for the first quarter of 2002 increased $0.7 million, or 5%, from the same period of 2001 as subscriber volume-related growth in recurring services and lower disconnect-related write offs were partially offset by a $0.3 million, or 3%, increase in the investment in new subscribers.


BAX Global

                                                   Three Months Ended March 31
(In millions)                                                 2002        2001
--------------------------------------------------------------------------------
Revenues:
  Americas                                              $    232.0       266.0
  International                                              199.0       213.1
  Eliminations/other                                         (15.4)      (15.7)
--------------------------------------------------------------------------------
   Revenues                                             $    415.6       463.4
--------------------------------------------------------------------------------
Operating profit (loss):
  Americas                                              $    (10.2)       (9.6)
  International                                                6.5         7.7
  Goodwill amortization                                         -         (1.9)
  Other                                                       (2.7)       (1.9)
--------------------------------------------------------------------------------
   Segment operating loss (a)                           $     (6.4)       (5.7)
--------------------------------------------------------------------------------
Depreciation and amortization (b)                       $     10.8        12.7
Capital expenditures                                           4.6        15.1
--------------------------------------------------------------------------------
Intra-U.S. revenue                                      $    102.8       120.7
Worldwide expedited freight services:
  Revenues                                              $    320.4       378.9
  Weight in pounds                                           348.7       377.2
--------------------------------------------------------------------------------

(a)Segment operating loss includes the benefit of $0.4 million and $2.1 million for the first quarter of 2002 and 2001, respectively, from the reversal of incentive accruals. (b)Excludes amortization of goodwill.


Revenue
Worldwide revenues decreased 10% in the first quarter of 2002 compared to 2001 primarily due to decreased demand for air freight services associated with weak economies worldwide. In the U.S., revenues also declined due to a shift from higher-yielding expedited air freight services to lower-yielding deferred ground freight services. The Company expects this trend of reduced demand for expedited services will continue until worldwide economies improve, although the Company cannot predict whether demand for expedited air freight services will return to historical levels. Revenues in the Americas region decreased 13% while International revenues decreased 7%. Within the International region, Pacific revenues increased slightly, while Atlantic revenues declined.

Operating Profit
Despite a $47.8 million reduction in revenue, operating results were only $0.7 million lower in the first quarter of 2002 compared to 2001 reflecting the benefit of ongoing efforts to align transportation costs and operating expenses with market demands and economic conditions. Transportation costs in the first quarter of 2002 were lower than the first quarter of 2001 as a result of the use of fewer aircraft to service BAX Global's Americas network and lower costs associated with the aircraft used. Although BAX Global is using fewer aircraft to service its network, its customer service levels have remained high.

Operating results in the Americas region for the first quarter of 2002 declined $0.6 million over 2001. Operating results in the Americas in the first quarter of 2001 included an $0.8 million benefit from the reversal of incentive accruals from the prior year. Without such reversal, performance for the two quarters would have been essentially flat as lower expedited freight volume was offset by ongoing cost savings efforts.

International operating profit for the first quarter of 2002 as compared to 2001 decreased $1.2 million due to a reduction in the reversal of prior year's incentive accruals in 2002 ($0.4 million) than in 2001 ($1.3 million) and lower demand for air freight services in the Atlantic region.

2000 Restructuring Plan
During the fourth quarter of 2000, BAX Global finalized a restructuring plan aimed at reducing the capacity and cost of its airlift capabilities in the U.S. as well as reducing station operating expenses and sales, general and administrative costs in the Americas and Atlantic regions. This included the elimination of ten planes from the fleet and approximately 300 full-time positions including aircraft crew and station operating, sales and business unit overhead positions. The following table analyzes the changes in liabilities during the first three months of 2002 for such costs:


                                              Fleet      Station and
(In millions)                                Charges        Other       Total
--------------------------------------------------------------------------------

Balance at December 31, 2001               $    2.1          2.2          4.3
  Adjustments                                   -           (0.1)        (0.1)
  Payments                                     (0.7)        (0.2)        (0.9)
--------------------------------------------------------------------------------
Balance at March 31, 2002                  $    1.4          1.9          3.3
--------------------------------------------------------------------------------


The remaining accrual primarily includes contractual commitments for aircraft and facilities. The majority of the remaining accrual for fleet charges is expected to be paid by the end of 2002. Approximately $0.3 million of the remaining accrual for station and other costs is expected to be paid by the end of 2002, with the balance expected to be paid through the end of 2007.

Other Operations
The Company's gold operations had net sales of $3.9 million during the first quarter of 2002 increasing 7% from the 2001 period primarily as a result of higher average realizations. Operating profit at the Company's gold operations was $0.4 million in the first quarter of 2002 versus a loss of $0.6 million in the 2001 period. The increase in operating profit reflects higher gold realizations and lower cash costs per ounces sold.

Net sales from the Company's timber business in the first quarter of 2002 were $4.6 million, $0.5 million higher than the first quarter of 2001 primarily due to increased sales volumes. Operating loss of $0.3 million in the first quarter of 2002 decreased $0.1 million from the 2001 period due to the higher sales volume.

Net sales from the Company's natural gas operations were $1.5 million, or $0.6 million lower than the 2001 period, primarily due to lower natural gas prices. Operating profit for the natural gas operations, including royalty income, declined $1.0 million from the 2001 period to $2.3 million primarily due to lower natural gas prices.

Discontinued Operations
As noted above, Coal Operations were reported as discontinued operations of the Company as of December 31, 2000 and the accompanying Consolidated Financial Statements and related disclosures for all periods presented have been reported accordingly. The Company's plan of disposal includes the sale or shut down of its active and idle coal mining operations (including 24 Company or contractor operated mines and 5 active plants) and reserves, as well as other assets which support those operations. The assets expected to be disposed of primarily include inventory, the Company's partnership interest in Dominion Terminal Associates ("DTA"), a coal port facility in Newport News, Virginia, and property, plant and equipment. It is expected that certain liabilities, primarily reclamation costs related to active properties, will be assumed by the purchaser(s). Total proceeds from the sale of Coal Operations, which could include cash, notes receivable, the present value of minimum future royalties to be received and liabilities to be transferred, are expected to exceed $100 million.

Through the end of 2001, the Company recorded an estimated pretax loss on the disposal of the discontinued segment of $348.5 million including $110.0 million of loss on the disposal, $67.2 million of estimated operating losses to be incurred from the December 2000 measurement date to the estimated dates of disposal for the various operations and reserves and $171.3 million to accrue certain "legacy" liabilities, as more fully described in the Company's 2001 Annual Report on Form 10-K.

In January 2002, the Company concluded a portion of its plan of disposition through the sale of certain properties in West Virginia. Completion of the balance of the plan is expected to take place during 2002. In April 2002, the Company announced it had idled several of its mining operations for eight days and temporarily laid off certain employees in response to adverse coal market conditions resulting from unusually warm winter weather conditions and corresponding weak electricity generation. Taking into account current market conditions and management's revised expectations for operating performance in the short term, the Company has increased its estimate of the pretax loss from discontinued operations by $15.0 million ($11.0 million after-tax).

Estimates regarding losses on the disposal of Coal Operations and losses during the disposal period are subject to known and unknown risks, uncertainties and contingencies which could cause actual results to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the Company, include, but are not limited to, overall economic and business conditions, demand and competitive factors in the coal industry, the impact of delays in the issuance or the nonissuance of mining permits, the timing of and consideration received for the sale of the coal assets, costs associated with shutting down those operations that are not sold, funding and benefit levels of the multi-employer pension plans, geological conditions and variations in the spot prices of coal.

The Company has accrued $8.2 million (pretax) for its estimate of a multi-employer pension plan withdrawal liability associated with its planned exit from the coal business. The estimate is based on the most recent actuarial estimate of liability for a withdrawal occurring in the plan year ending June 30, 2002. The ultimate withdrawal liability, if any, is subject to several factors, including funding and benefit levels of the plans and the ultimate timing and form of the sale transactions. Accordingly, the actual amount of this liability could change materially.

The Company has established a Voluntary Employees' Beneficiary Association ("VEBA") which is intended to tax efficiently fund certain retiree medical liabilities primarily for retired coal miners and their dependents. The VEBA may receive partial funding from the proceeds of the planned sale of the Company's coal business as well as other sources over time. As of March 31, 2002, the balance in the VEBA was $16.7 million and was included in other non-current assets.

On February 10, 1999, the U.S. District Court of the Eastern District of Virginia entered a final judgment in favor of certain of the Company's subsidiaries, ruling that the Federal Black Lung Excise Tax ("FBLET") is unconstitutional as applied to export coal sales. A total of $0.8 million (including interest) was refunded in 1999 for the FBLET that those companies paid for the first quarter of 1997. The Company sought refunds of the FBLET it paid on export coal sales for all open statutory periods and received refunds of $23.4 million (including interest) during the fourth quarter of 2001. The Company continues to pursue the refund of other FBLET payments. Due to uncertainty as to the ultimate additional future amounts to be received, if any, which could amount to as much as $20 million (before interest and applicable income taxes), as well as the timing of any additional FBLET refunds, the Company has not recorded the benefit of such additional FBLET refunds in its estimate of operating losses to be incurred during the disposal period.

Operating Performance of Discontinued Operations
Since estimated operating losses during the sales period for the discontinued operations are recorded as part of the estimated loss on the disposal of the discontinued segment, actual operating results of operations during this period are not included in consolidated results of operations. The following table shows selected financial information for Coal Operations during the first quarter of 2002 and 2001.


                                                   Three Months Ended March 31
(In millions)                                                 2002        2001
--------------------------------------------------------------------------------
Sales                                                   $     70.3        98.2
Operating loss before inactive employee benefit costs         (0.7)       (2.5)
Inactive employee benefit costs                              (10.5)       (6.5)
--------------------------------------------------------------------------------
Operating loss                                               (11.2)       (9.0)
Loss before income taxes                                $    (10.7)       (8.4)
--------------------------------------------------------------------------------

Coal revenues of $70.3 million for the first quarter of 2002 were $27.9 million lower than the $98.2 million in the first quarter of 2001 primarily resulting from a decrease in sales volumes due to warm winter weather conditions partially offset by higher realizations per ton. Operating loss before inactive employee costs in the first quarter of 2002 was $1.8 million lower than the 2001 period, primarily due to $1.6 million of other operating income related to a final Harbor Maintenance Tax refund received in 2002 (exclusive of related interest to be received, if any) and lower idle and closed facility costs as related to the aforementioned West Virginia properties sold in January 2002, more than offsetting lower coal margins.

The Company expects to incur ongoing expenses associated with its Coal Operations in future years including interest costs and amortization expenses on its retiree medical and black lung obligations, changes, if any, in valuations of liabilities for inactive workers' compensation benefits, Health Benefit Act benefits and retained reclamation liabilities, and certain ongoing costs, if any, for abandoned sites or operations. Such expenses have been included in the loss from discontinued operations. Upon completion of the disposal of the Company's Coal Operations, these expenses will continue to be charged annually against the Company's earnings. Using assumptions in existence as of December 31, 2001, the Company estimates that such expenses over the next five years will approximate $45 million to $55 million per annum.

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

Other operating income, net
Other operating income, net, which is a component of each operating segment's previously discussed operating profit, includes the Company's share of net earnings or losses of unconsolidated affiliates, royalty income and gains and losses from foreign currency exchange. Other operating income, net for the quarter ended March 31, 2002 was $3.9 million, compared to $4.2 million in the quarter ended March 31, 2001. The decrease in other operating income is primarily attributable to a decrease in gas royalty income.

Interest expense
Interest expense decreased $2.5 million in the first quarter of 2002 as compared to the same period of 2001 due to lower average borrowings and borrowing costs.

Other expense, net
Other expense, net for the first quarter of 2002 was $1.6 million compared to $2.0 million for the first quarter of 2001. The decrease was primarily due to a decrease in the costs associated with the sale of a revolving interest in certain of BAX Global's receivables.

Income taxes
In both the 2002 and 2001 periods presented, the provision for income taxes from continuing operations was greater than the statutory federal income tax rate of 35% primarily due to goodwill amortization (2001 only) and state income taxes, partially offset by lower taxes on foreign income. The Company's effective tax rate in 2002 is favorably impacted by the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" (see "Accounting Changes"). As a result of Coal Operations being reported as discontinued operations, the tax benefits of percentage depletion are not reflected in the effective tax rate of continuing operations.


                         LIQUIDITY AND CAPITAL RESOURCES

Summary of cash flows available for financing:

                                                   Three Months Ended March 31
(In millions)                                                 2002        2001
--------------------------------------------------------------------------------
Operating activities:
  Before changes in operating assets and liabilities    $     87.6        68.3
  Changes in assets and liabilities                          (39.6)      (15.7)
  Discontinued operations                                    (16.6)      (15.8)
--------------------------------------------------------------------------------
   Operating activities                                       31.4        36.8

Investing activities:
  Capital and aircraft heavy maintenance expenditures        (47.6)      (58.4)
  Other                                                      (10.4)       (6.6)
--------------------------------------------------------------------------------
   Investing activities                                      (58.0)      (65.0)
--------------------------------------------------------------------------------
Cash flows available for financing                      $    (26.6)      (28.2)
--------------------------------------------------------------------------------


Operating activities
Cash provided by operating activities was slightly lower in the first quarter of 2002 compared to the 2001 period as $10.4 million higher income from continuing operations was more than offset by higher cash used by working capital.

Investing activities
Capital expenditures for the first quarter of 2002 of $41.1 million were $14.2 million lower than for the same period in 2001. Of the 2002 capital expenditures, $14.8 million (36%) was spent by Brink's, $20.1 million (49%) was spent by BHS, $4.6 million (11%) was spent by BAX Global and $1.6 million (4%) was spent by Other Operations. Lower capital expenditures in 2002 as compared to 2001 were primarily due to decreased spending on major information technology initiatives at BAX Global.

Aircraft heavy maintenance expenditures increased $3.4 million in 2002 to $6.5 million as compared to 2001 as a result of regularly scheduled maintenance for airplanes. The Company expects to spend between $30 million and $35 million on aircraft heavy maintenance in 2002.

Capital expenditures for continuing operations in 2002 are currently expected to range from $200 million to $220 million, depending on operating results throughout the year. Expected capital expenditures for 2002 reflect an increase in customer installations at BHS, security and information technology spending at Brink's and increased spending on information technology at BAX Global. An additional amount ranging from $15 million to $20 million of necessary or committed expenditures relating to the discontinued operations is expected during 2002. Capital expenditures for the discontinued operations reflect spending in the first half of 2002 on the development of a deep mine in order to improve the marketability of certain coal assets. The foregoing amounts exclude expenditures that have been or are expected to be financed through operating leases.

The Company's consolidated cash flows available for financing depends on each of the operating segments' cash flows.



                                                   Three Months Ended March 31
(In millions)                                                 2002        2001
--------------------------------------------------------------------------------
Cash flows available for financing:
  Brink's                                               $     13.6       (10.2)
  BHS                                                         13.8        12.4
  BAX Global                                                 (23.1)      (11.5)
  Corporate and Other Operations                              (3.4)       (1.1)
  Discontinued operations                                    (27.5)      (17.8)
--------------------------------------------------------------------------------
Cash flows available for financing                           (26.6)      (28.2)
--------------------------------------------------------------------------------


Cash flows available for financing at Brink's increased $23.8 million primarily due to an improvement in operating performance and a decrease in capital expenditures in the 2002 period versus the 2001 period. The decrease in cash flows available for financing at BAX Global in 2002 over 2001 is primarily due to higher uses of working capital in the first quarter of 2002 compared to the 2001 period. Discontinued operations' cash flow available for financing was lower in 2002 than 2001 primarily as a result of higher inventory levels.

Financing activities
Net cash flows provided by financing activities were $31.1 million for 2002 compared with $28.4 million in 2001.

The Company has a $362.5 million credit agreement with a syndicate of banks under which it may borrow on a revolving basis up to $185 million over a three-year term ending October 2003 and up to $177.5 million over a one-year term ending October 2002. The Company expects to negotiate an extension for a significant portion of the facility which ends in October 2002. Approximately $199.3 million was available for borrowing with this facility at March 31, 2002.

The Company has two multi-currency revolving bank credit facilities that total $95.0 million in available credit line, of which approximately 50% was available at March 31, 2002 for additional borrowing. Various foreign subsidiaries maintain other secured and unsecured lines of credit and overdraft facilities with a number of banks. Amounts outstanding under these agreements are included in short-term borrowings.

The Company completed a $75.0 million private placement of Senior Notes in the first quarter of 2001. The Senior Notes are scheduled to be repaid in 2005 through 2008. The Company has the option to prepay all or a portion of the Notes prior to maturity with a prepayment penalty. The $75.0 million proceeds from issuance of the Senior Notes were used to repay borrowings under the revolving credit facility. The Company completed an additional $20.0 million private placement of 7.17% Senior Notes in April 2002 with maturities ranging from four to six years. The proceeds were used to repay a portion of its U.S. revolving bank credit facility.

The U.S. bank credit agreement, the agreements under which the Senior Notes were issued and the multi-currency revolving bank credit facilities each contain various financial and other covenants. The financial covenants limit the Company's total indebtedness, provide for minimum coverage of interest costs, and require the Company to maintain a minimum level of net worth. If the Company were not to comply with the terms of its various loan agreements, the repayment terms could be accelerated.

Other
Certain of Brink's French operating subsidiaries are in the process of upgrading information systems used to bill customers and to record revenues. During the first quarter of 2002, the subsidiaries billed customers and recognized revenues using estimates of services performed. The subsidiaries expect to adjust their customer billings and revenues for differences between the estimated billings and actual billings during the second and third quarters of 2002. The Company does not expect these adjustments to customer billings and revenues to be material.

Market risks and hedging and derivative activities
The Company has activities in over 100 countries and a number of different industries. These operations expose the Company to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. In addition, the Company consumes and sells certain commodities in its businesses, exposing it to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by the Company as an integral part of its overall risk management program. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency rate fluctuations may have in any one country on the consolidated translated results. The Company's risk management program considers this favorable diversification effect as it measures the Company's exposure to financial markets and as appropriate, seeks to reduce the potentially adverse effects that the volatility of certain markets may have on its operating results. The Company has not had any material change in its market risk exposures since December 31, 2001.

Capitalization
As of March 31, 2002, the Company had the remaining authority to purchase over time up to 1.0 million shares of Pittston Common Stock and any or all of the issued and outstanding shares of its $31.25 Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") with an aggregate purchase price limitation of $30 million for all such purchases. Such shares are to be purchased from time to time in the open market or in private transactions, as conditions warrant. No purchases were made under the authority in the first quarter of 2002.

Dividends
During the first quarter of 2002 and 2001, the Company paid cash dividends of $1.3 million and $1.2 million, respectively, on Pittston common stock. Dividends paid on the Company's preferred stock in the first quarter of 2002 and 2001 were $0.1 million in each period. Future dividends, if any, on the Company's common stock are dependent on the earnings, financial condition, cash flow and business requirements of the Company, as determined by the Board. On May 3, 2002, the Board declared its regular quarterly dividend of $0.025 per share on its common stock and $7.8125 per share on its preferred stock.

Accounting changes
The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," in the first quarter of 2002 and, in accordance with the new standard, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are tested for impairment at least annually. The Company's goodwill amortization for the first quarter of 2001 was approximately $2.4 million ($0.03 per diluted share including tax effects). The Company is in the process of performing the transitional goodwill impairment test which it expects to complete during the second quarter of 2002 and will record any resulting impairment charges, if necessary, as the cumulative effect of an accounting change as of January 1, 2002.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and will provide a single accounting model for long-lived assets held for sale. SFAS No. 144 will also supersede the provisions of Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in the periods in which the losses are incurred (rather than as of the measurement date as required by APB No. 30). In addition, SFAS No. 144 expands the definition of asset dispositions that may qualify for discontinued operations treatment in the future. The Company has adopted SFAS No. 144 beginning January 1, 2002 with no current effect on the Company's Consolidated Financial Statements.

Pending accounting change
SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001 and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it becomes an obligation, if a reasonable estimate of fair value can be made. The Company will adopt SFAS No. 143 in 2003. The Company is currently evaluating the effect that implementation of the new standard may have on its results of operations and financial position.

Forward-looking information
Certain of the matters discussed herein, including statements regarding the timing and outcome of the disposal of the coal business, assets expected to be disposed of, expected proceeds from the disposal of the coal business, the retention of certain assets and liabilities following the disposal of the coal assets, the Company's ongoing expenses associated with its Coal Operations, the timing of the completion of the transitional goodwill impairment test necessitated by SFAS No. 142, the impact of SFAS No. 143 on the Company's results of operations and financial position, the timing of funding and source of funds for the VEBA, the amount and timing of additional FBLET refunds, if any, and Harbor Maintenance Tax-related interest payments, if any, the effect on Brink's of the winding down of the euro currency introduction, the effects of economic and competitive pressures in Latin America on Brink's operating profits, the expectation that Latin America will remain a profitable region overall for Brink's, the shift in demand to BAX Global's deferred ground freight services, the impact of the September 11, 2001 terrorist attacks on BAX Global's future costs (and the costs of its competitors), potential increases in insurance costs for Brink's and BAX Global, the amounts BAX Global and other subsidiaries may ultimately receive pursuant to the Air Transportation Safety and System Stabilization Act, the timing of the payment of fleet charges and station and other costs relating to the BAX Global restructuring, projected aircraft heavy maintenance expenses and capital spending, the extension of the Company's U.S. revolving credit facility and the timing and impact of the expected adjustments to Brink's subsidiaries' customer bills in France, involve forward-looking information which is subject to known and unknown risks, uncertainties, and contingencies, many of which are beyond the control of the Company and its subsidiaries, that could cause actual results, performance or achievements to differ materially from those that are anticipated. Such risks, uncertainties and contingencies include, but are not limited to, the ultimate outcome of efforts to sell the coal business, the completion of sales of coal assets on mutually agreeable terms, the parties that purchase the coal assets, variations in the price of coal, variations in the number of people entitled to retiree medical benefits arising from Coal Operations, unanticipated delays in the finalization of the goodwill impairment test, the position taken by governmental entities with respect to the timing and amount of additional FBLET refunds, if any, and Harbor Maintenance Tax-related interest payments, if any, Brink's ability to complete the euro introduction related work and manage the costs associated with the winding up of that work, the economy, political conditions and performance of Brink's competitors in Latin America, the allocation of funds to pay the costs relating to the BAX Global restructuring, decisions by U.S. businesses with respect to the use of expedited freight transportation, the commercial lending market, the willingness of the leaders in the Company's current lending group to continue to make credit available to the Company, the ability of the Company to increase participation in the lending group, personnel costs associated with the euro introduction, costs relating to the reduction in assets as the euro introduction work concludes, the timing of the implementation of Brink's billing system upgrades in France, the willingness of customers of the Brink's subsidiaries in France to pay any fees resulting from adjustments to their bills, the need for Brink's subsidiaries in France to return, credit or otherwise offset any payments as a result of adjustments to customer bills, the expansion of any of the operating segments into new markets, overall economic and business conditions, the domestic and international demand for the Company's products and services, pricing and other competitive factors in the Company's businesses, labor relations, new government regulations and legislative initiatives (particularly with respect to BAX Global and its lift providers), decisions by Brink's and BAX Global's insurance carriers as to whether to raise rates as a result of the widely reported hardening of insurance markets, decisions by the federal government with respect to the allocation of available funds under the Air Transportation Safety and System Stabilization Act, variations in costs or expenses and performance delays by any public or private sector supplier, service provider or customer.

                           Part II - Other Information
                           ---------------------------

Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

(a)       Exhibits:

          10(a) (i) Note Purchase Agreement dated as of April 11, 2002 between the Registrant and the Purchasers set forth on the signature page.

               (ii) Form of Promissory Note.

(b) Report on Form 8-K filed on April 1, 2002, with respect to temporary coal production cutbacks in response to adverse market conditions.

                                    SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  THE PITTSTON COMPANY



May 7, 2002                            By:        /s/ Robert T. Ritter
                                           -----------------------------------
                                                    Robert T. Ritter
                                                    (Vice President -
                                                Chief Financial Officer)