Form 10-Q
period 2002-06-30
PITTSTON CO
filed 2002-08-14
CIK 78890

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q




            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 -------------

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from ________ to ________


                          Commission file number 1-9148




                              THE PITTSTON COMPANY
                     -----------------------------------------
              (Exact name of registrant as specified in its charter)



             Virginia                                         54-1317776
-----------------------------------                       --------------------
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                           Identification No.)



               1801 Bayberry Court, Richmond, Virginia   23226-8100
              ------------------------------------------------------
               (Address of principal executive offices)  (Zip Code)

       Registrant's telephone number, including area code: (804) 289-9600
                                                            --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___





As of August 1, 2002, 54,253,413 shares of $1 par value common stock were outstanding.



                         Part I - Financial Information
                      The Pittston Company and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                     (In millions, except per share amounts)

                                                                                        June 30                    December 31
                                                                                         2002                         2001
------------------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                      $           94.8                        86.7
Accounts receivable, net                                                                  543.4                       493.3
Prepaid expenses and other                                                                 64.8                        57.5
Deferred income taxes                                                                      96.3                       103.1
Discontinued operations                                                                    48.0                        19.9
------------------------------------------------------------------------------------------------------------------------------
   Total current assets                                                                   847.3                       760.5

Property and equipment, net                                                               830.3                       818.1
Goodwill, net                                                                             225.7                       224.8
Prepaid pension assets                                                                    107.5                       109.0
Deferred income taxes                                                                     235.4                       233.2
Other assets                                                                              154.8                       155.7
Discontinued operations                                                                    88.2                        92.7
------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                                $        2,489.2                     2,394.0
------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                                          $           55.4                        27.8
Current maturities of long-term debt                                                       14.2                        17.2
Accounts payable                                                                          273.5                       256.6
Accrued liabilities                                                                       532.8                       540.0
Discontinued operations                                                                    13.9                         3.3
------------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                              889.8                       844.9

Long-term debt                                                                            268.9                       252.9
Postretirement benefits other than pensions                                               401.4                       399.6
Workers' compensation and other claims                                                     86.9                        84.1
Deferred revenue                                                                          128.3                       126.1
Deferred income taxes                                                                      20.7                        20.7
Other liabilities                                                                         109.9                       160.0
Discontinued operations                                                                    62.3                        29.6
------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                    1,968.2                     1,917.9

Commitments and contingent liabilities (Notes 5 and 6)
Shareholders' equity:
Preferred stock, par value $10 per share:
   $31.25 Series C Cumulative Convertible Preferred Stock;
   Authorized: 0.161 shares;
   Issued and outstanding: 2002 and 2001 - 0.021 shares                                     0.2                         0.2
Common stock, par value $1 per share:
   Authorized: 100.0 shares;
   Issued and outstanding: 2002 and 2001 - 54.3 shares                                     54.3                        54.3
Capital in excess of par value                                                            404.0                       400.1
Retained earnings                                                                         217.4                       193.3
Accumulated other comprehensive loss                                                     (103.6)                     (112.9)
Employee benefits trust, at market value                                                  (51.3)                      (58.9)
------------------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                             521.0                       476.1
------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                                  $        2,489.2                     2,394.0
------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                      The Pittston Company and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In millions, except per share amounts)
                                   (Unaudited)

                                                        Three Months Ended June 30                    Six Months Ended June 30
                                                          2002              2001                       2002              2001
--------------------------------------------------------------------------------------------------------------------------------
Revenues                                          $       919.1             884.5                   1,818.6           1,792.8
--------------------------------------------------------------------------------------------------------------------------------

Expenses:
Operating expenses                                        770.3             762.4                   1,530.2           1,542.3
Selling, general and administrative expenses              114.9             110.3                     221.0             217.5
--------------------------------------------------------------------------------------------------------------------------------
   Total expenses                                         885.2             872.7                   1,751.2           1,759.8
Other operating income, net                                 2.2               4.7                       6.1               8.9
--------------------------------------------------------------------------------------------------------------------------------
   Operating profit                                        36.1              16.5                      73.5              41.9

Interest income                                             1.4               1.6                       2.7               2.7
Interest expense                                           (6.3)             (9.2)                    (12.7)            (18.1)
Minority interest                                          (0.1)             (1.4)                     (1.2)             (3.0)
Other expense, net                                         (1.4)             (1.5)                     (3.0)             (3.5)
--------------------------------------------------------------------------------------------------------------------------------
   Income from continuing operations before
      income taxes                                         29.7               6.0                      59.3              20.0
Provision for income taxes                                 10.6               2.2                      21.1               7.5
--------------------------------------------------------------------------------------------------------------------------------
   Income from continuing operations                       19.1               3.8                      38.2              12.5
Loss from discontinued operations,
   net of tax                                               -                 -                       (11.0)                -
--------------------------------------------------------------------------------------------------------------------------------
   Net income                                              19.1               3.8                      27.2              12.5

Preferred stock dividends                                  (0.2)             (0.2)                     (0.3)             (0.3)
--------------------------------------------------------------------------------------------------------------------------------
   Net income attributed to common shares          $       18.9               3.6                      26.9              12.2
--------------------------------------------------------------------------------------------------------------------------------

Basic net income (loss) per common share:
   Continuing operations                           $       0.36              0.07                      0.73              0.24
   Discontinued operations                                   -                  -                     (0.21)                -
--------------------------------------------------------------------------------------------------------------------------------
                                                   $       0.36              0.07                      0.52              0.24
--------------------------------------------------------------------------------------------------------------------------------
Diluted net income (loss) per common share:
   Continuing operations                           $       0.36              0.07                      0.73              0.24
   Discontinued operations                                  -                  -                      (0.22)                -
--------------------------------------------------------------------------------------------------------------------------------
                                                   $       0.36              0.07                      0.51              0.24
--------------------------------------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Financial Statements.




                      The Pittston Company and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                                                                     Six Months Ended June 30
                                                                                                     2002                2001
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                                 $         27.2               12.5
Adjustments to reconcile net income to net cash provided
   by continuing operations:
   Loss from discontinued operations, net of tax                                                     11.0                  -
   Depreciation and amortization                                                                     89.8               94.9
   Provision for aircraft heavy maintenance                                                          15.6               13.7
   Deferred income taxes                                                                              5.5                2.1
   Provision for uncollectible accounts receivable                                                    3.5                6.8
   Other operating, net                                                                              19.1               13.2
   Changes in operating assets and liabilities, net of effects of acquisitions:
      Accounts receivable                                                                           (54.2)              47.6
      Prepaid expenses and other current assets                                                      (8.3)              (3.2)
      Accounts payable and accrued liabilities                                                       30.4              (72.8)
      Other assets                                                                                   (9.1)              (3.5)
      Other liabilities                                                                               1.5               (3.6)
      Other, net                                                                                     (2.6)               8.6
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by continuing operations                                                          129.4              116.3
Net cash used by discontinued operations                                                            (42.3)             (21.9)
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                            87.1               94.4
-------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Capital expenditures                                                                                (87.6)             (96.0)
Aircraft heavy maintenance expenditures                                                             (13.9)              (6.3)
Proceeds from disposal of property and equipment                                                      2.6                2.8
Acquisitions                                                                                          -                 (5.0)
Discontinued operations, net                                                                        (17.0)              (5.3)
Other, net                                                                                            1.0               (4.0)
-------------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                              (114.9)            (113.8)
-------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Long term debt:
   Additions                                                                                         74.5               95.2
   Repayments                                                                                       (64.3)            (105.9)
Short-term borrowings, net                                                                           27.6               24.9
Dividends                                                                                            (2.8)              (2.7)
Proceeds from exercise of stock options                                                               1.3                4.4
Other                                                                                                (0.4)                 -
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                            35.9               15.9
-------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                                  8.1               (3.5)
Cash and cash equivalents at beginning of period                                                     86.7               97.8
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                 $         94.8               94.3
-------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                      The Pittston Company and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.         Basis of presentation and accounting changes

           The Pittston Company ("Pittston") has three operating segments within its "Business and Security Services" businesses: Brink's, Incorporated ("Brink's"), Brink's Home Security, Inc. ("BHS") and BAX Global Inc. ("BAX Global"). The fourth operating segment is Other Operations, which consists of Pittston's gold, timber and natural gas operations. Pittston also has a discontinued operating segment, Pittston Coal Operations ("Coal Operations"). See Note 5. The Pittston Company and its subsidiaries are referred to herein as the "Company".

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

           The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," in the first quarter of 2002 and, in accordance with the new standard, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are tested for impairment at least annually. The Company completed the transitional goodwill impairment test during the second quarter of 2002 with no impairment charges resulting.

           A reconciliation of net income and net income per share for the three and six months ended June 30, 2001, as reported in the Company's Statement of Operations, to net income and net income per share for the same periods, as adjusted to exclude goodwill amortization expense (net of tax effects), is presented below.

                                                                        Three Months          Six Months
                                                                        Ended June 30         Ended June 30
           (In millions, except per share amounts)                      2001                  2001
-----------------------------------------------------------------------------------------------------------
           Reported net income                                          $     3.8                12.5
           Goodwill amortization, net of tax effects                          1.7                 3.5
-----------------------------------------------------------------------------------------------------------
           Net income as adjusted                                       $     5.5                16.0
-----------------------------------------------------------------------------------------------------------



           Reported basic and diluted net income per share              $    0.07                0.24
           Goodwill amortization, net of tax effects                         0.03                0.07
-----------------------------------------------------------------------------------------------------------
           Basic and diluted net income per share as adjusted            $   0.10                0.31
-----------------------------------------------------------------------------------------------------------


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

           SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and will provide a single accounting model for long-lived assets held for sale. SFAS No. 144 also supersedes the provisions of Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in the periods in which the losses are incurred (rather than as of the measurement date as required by APB No. 30). In addition, SFAS No. 144 expands the definition of asset dispositions that may qualify for discontinued operations treatment in the future. The Company adopted SFAS No. 144 beginning January 1, 2002 with no current effect on the Company's Consolidated Financial Statements.

           SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002 and applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a charge for most anticipated costs. Instead, a liability for costs associated with an exit or disposal activity will be recorded when that liability is incurred and can be measured at fair value. SFAS No. 146 also revises accounting for specified employee and contract terminations that are part of restructuring activities. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged.

2.         Earnings per share

                                                              Three Months Ended June 30                Six Months Ended June 30
           (In millions)                                        2002              2001                  2002              2001
--------------------------------------------------------------------------------------------------------------------------------
           Numerator:
           Income from continuing operations                 $  19.1               3.8                  38.2              12.5
           Preferred stock dividends                            (0.2)             (0.2)                 (0.3)             (0.3)
--------------------------------------------------------------------------------------------------------------------------------
           Basic and diluted income from continuing
             operations per share numerator                  $  18.9               3.6                  37.9              12.2
--------------------------------------------------------------------------------------------------------------------------------

           Denominator:
           Basic weighted average
             common shares outstanding                          52.0              51.1                  51.9              50.9
           Effect of dilutive securities - stock options         0.5               0.3                   0.3               0.2
--------------------------------------------------------------------------------------------------------------------------------
           Diluted weighted average
             common shares outstanding                          52.5              51.4                  52.2              51.1
--------------------------------------------------------------------------------------------------------------------------------


           Common stock held in The Pittston Company Employee Benefits Trust (the "Trust") is excluded from the basic and diluted income from continuing operations per common share calculations. As of June 30, 2002 and 2001, 2.1 million and 0.5 million shares, respectively, of common stock were held by the Trust. The Company also excludes the effect of antidilutive securities from the computations of diluted income from continuing operations per common share. The equivalent weighted average shares of common stock that were excluded in the three months ended June 30, 2002 and 2001 were 1.1 million and 1.5 million, respectively and in the six months ended June 30, 2002 and 2001 were 1.2 million and 1.7 million, respectively.



3.         Supplemental cash flow information

                                                                         Six Months Ended June 30
           (In millions)                                                     2002          2001
----------------------------------------------------------------------------------------------------------------------
           Cash paid for:
             Interest                                                  $      12.0          17.0
             Income taxes, net of refunds received                     $       3.0          10.8
----------------------------------------------------------------------------------------------------------------------

           Depreciation of property and equipment                      $      83.7          85.1
           Amortization of goodwill                                              -           4.7
           Other amortization                                                  6.1           5.1
----------------------------------------------------------------------------------------------------------------------
           Total depreciation and amortization                         $      89.8          94.9
----------------------------------------------------------------------------------------------------------------------




4.         Comprehensive income

                                                            Three Months Ended June 30              Six Months Ended June 30
           (In millions)                                     2002              2001                  2002              2001
-----------------------------------------------------------------------------------------------------------------------------
           Net income                                  $     19.1               3.8                  27.2              12.5
           Other comprehensive income (loss),
             net of reclasses and taxes:
             Foreign currency translation                    14.6              (0.6)                 10.0             (13.1)
             Deferred cash flow hedges                       (0.1)              2.3                  (0.6)              5.5
             Unrealized gains (losses) on securities          -                 2.5                  (0.1)              2.4
-----------------------------------------------------------------------------------------------------------------------------
           Comprehensive income                        $     33.6               8.0                  36.5               7.3
-----------------------------------------------------------------------------------------------------------------------------


5.         Discontinued operations

           The Company intends to exit the coal business through the sale or shutdown of its coal mining operations and assets (including reserves) and the transfer of certain liabilities. The Company's Coal Operations have been reported as discontinued operations for all periods presented herein.

           The Company's plan of disposal includes the sale or shut down of its active and idle coal mining operations (including 24 Company or contractor operated mines and 5 active plants) and reserves, as well as other assets which support those operations. The assets to be disposed of primarily include property, plant and equipment, some inventory and the Company's partnership interest in Dominion Terminal Associates, a coal port facility in Newport News, Virginia. It is expected that certain liabilities will be assumed by the purchasers. Total proceeds from the sale of Coal Operations, which could include cash, notes receivable, the present value of minimum future royalties to be received and liabilities to be transferred, are expected to exceed $100 million.

           The Company sold certain properties in West Virginia in January 2002. In July 2002, the Company sold substantially all of its operations and assets in Kentucky and also agreed to sell substantially all of its remaining coal mining assets, including reserves, in West Virginia, with an expected closing in October 2002. These transactions cover over one-half of the Coal Operations' economic reserves. The Company currently expects to complete the sale or shut down of the remaining assets, which are primarily located in Virginia, during 2002.

           Through the end of 2001, the Company recorded an estimated pretax loss on the disposal of the discontinued segment of $348.5 million including $110.0 million of losses on the disposal, $67.2 million of estimated operating losses to be incurred from the December 2000 measurement date to the estimated dates of disposal for the various operations and assets, including reserves, and $171.3 million to accrue certain "legacy" liabilities, as more fully described in the Company's 2001 Annual Report on Form 10-K. During the first quarter of 2002 the Company increased its estimate of the pretax loss from discontinued operations by $15.0 million ($11.0 million after-tax) in response to adverse coal market conditions.

           The Company continues to assess, among other things, expected operating performance of assets through dates of anticipated disposal, contingent gains and losses and its estimates of the timing of expected sales of the Coal Operations, and such estimates may affect the results from discontinued operations in future periods. The Company has evaluated the factors which entered into the calculation of the estimated loss and has determined that no adjustment to the estimated loss is appropriate for the second quarter of 2002.

           Estimates regarding losses on the disposal of Coal Operations and losses during the disposal period are subject to known and unknown risks, uncertainties and contingencies which could cause actual results to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the Company, include, but are not limited to, overall economic and business conditions, demand and competitive factors in the coal industry, the impact of delays in the issuance or the nonissuance of mining permits, the timing of and consideration received for the sale of the remaining coal assets, costs associated with shutting down those operations that are not sold, funding and benefit levels of the multi-employer pension plans, geological conditions and variations in the spot prices of coal.

           Certain assets and liabilities are expected to be retained by the Company, including most net working capital, other assets, certain parcels of land, income and non-income tax assets and liabilities, certain employee liabilities primarily for postretirement medical benefits, workers' compensation and black lung obligations, and reclamation related liabilities associated with certain closed coal mining sites in Virginia, West Virginia and Kentucky. In addition, the Company may continue to be liable for other contingencies, including its unconditional guarantee of the payment of the principal and premium, if any, on coal terminal revenue refunding bonds (principal amount of $43.2 million).

           The liabilities that the Company expects to retain are recorded in its balance sheet in accordance with GAAP. As described in the 2001 Annual Report on Form 10-K, under GAAP some of these liabilities, primarily related to actuarial losses for postretirement benefits, are not yet fully recorded on the balance sheet or reflect the sum of undiscounted expected cash payments which extend over a long period of time. The following is a summary as of June 30, 2002 of the carrying values of the assets and liabilities that the Company expects to retain:

                                                                                                              June 30
           (In millions)                                                                                       2002
-----------------------------------------------------------------------------------------------------------------------
           Assets:
           Working capital                                                                                  $   12.7
           Property and equipment, net                                                                           4.7
           Net deferred tax assets                                                                             243.4
           State tax credits                                                                                    22.9
           Other assets                                                                                          2.4

           Liabilities:
           Company-sponsored retiree benefits other than pensions                                           $  272.9
           Health Benefit Act                                                                                  154.9
           Black lung obligations                                                                               45.5
           Workers' compensation                                                                                31.9
           Reclamation liabilities for inactive properties                                                       8.1
           Other liabilities                                                                                    17.0
-----------------------------------------------------------------------------------------------------------------------


           The Company has accrued $8.2 million (pretax) for its estimate of a multi-employer pension plan withdrawal liability associated with its planned exit from the coal business. The estimate is based on the most recent actuarial estimate of liability for a withdrawal occurring in the plan year ended June 30, 2002. The ultimate withdrawal liability, if any, is subject to several factors, including investment performance, as well as funding and benefit levels of the plans and the ultimate timing and form of the sale transactions. Accordingly, the actual amount of this liability could change materially.

           On February 10, 1999, the U.S. District Court of the Eastern District of Virginia entered a final judgment in favor of certain of the Company's subsidiaries and ruled that the Federal Black Lung Excise Tax ("FBLET") is unconstitutional as applied to export coal sales. A total of $0.8 million (including interest) was refunded in 1999 for the FBLET that those companies paid for the first quarter of 1997. The Company sought refunds of the FBLET it paid on export coal sales for all open statutory periods and received refunds of $23.4 million (including interest) during the fourth quarter of 2001. The Company continues to pursue the refund of other FBLET payments. Due to uncertainty as to the ultimate additional future amounts to be received, if any, which could amount to as much as $20 million (before interest and applicable income taxes), as well as the timing of any additional FBLET refunds, the Company has not recorded the benefit of such additional FBLET refunds in its estimate of operating losses to be incurred during the disposal period. Further, no amount for such refunds has been included in the table of assets and liabilities above.

6.         Restructuring

           During the fourth quarter of 2000, BAX Global finalized a restructuring plan aimed at reducing the capacity and cost of its airlift capabilities in the U.S. as well as reducing station operating expenses and sales, general and administrative costs in the Americas and Atlantic regions. This included the elimination of ten planes from the fleet and approximately 300 full-time positions including aircraft crew and station operating, sales and business unit overhead positions. The following table analyzes the changes in liabilities during the first six months of 2002 for such costs:


                                                                Fleet                   Station and
           (In millions)                                        Charges                 Other             Total
----------------------------------------------------------------------------------------------------------------
           Balance at December 31, 2001                       $   2.1                   2.2               4.3
             Adjustments                                            -                  (0.1)             (0.1)
             Payments                                            (1.2)                 (0.4)             (1.6)
----------------------------------------------------------------------------------------------------------------
           Balance at June 30, 2002                           $   0.9                   1.7               2.6
----------------------------------------------------------------------------------------------------------------

           The remaining accrual primarily includes contractual commitments for aircraft and facilities. The majority of the remaining accrual for fleet charges is expected to be paid by the end of 2002. The remaining accrual for station and other costs is expected to be paid through the end of 2007.

                      The Pittston Company and Subsidiaries
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


Summary
The Pittston Company ("Pittston") has three operating segments within its "Business and Security Services" businesses: Brink's, Incorporated ("Brink's"), Brink's Home Security, Inc. ("BHS"), and BAX Global Inc. ("BAX Global"). The fourth operating segment is Other Operations, which consists of Pittston's gold, timber and natural gas operations. Pittston intends to exit the coal business through the sale or shutdown of its coal mining operations and assets (including reserves) and the transfer of certain liabilities ("Coal Operations"). Coal Operations have been reported as discontinued operations for all periods presented herein. The Pittston Company and its subsidiaries are referred to herein as the "Company".

The Company's income from continuing operations was $19.1 million and $38.2 million in the second quarter and first half of 2002, respectively, as compared to $3.8 million and $12.5 million in the comparable 2001 periods. Income from continuing operations (after-tax) was higher in the 2002 periods principally due to higher operating profits at Brink's and BAX Global. Brink's higher operating profit in the first six months of 2002 primarily related to special euro currency-related distribution projects and improved performance. BAX Global's improved results in the second quarter of 2002 were primarily a result of lower transportation costs in the Americas region.

                              RESULTS OF OPERATIONS

                                                          Three Months Ended June 30                 Six Months Ended June 30
(In millions)                                              2002                 2001                2002                 2001
------------------------------------------------------------------------------------------------------------------------------
Revenues:
Business and Security Services:
   Brink's                                    $           394.4               372.1                801.1               745.4
   BHS                                                     70.2                64.2                137.4               126.0
   BAX Global                                             444.1               438.1                859.7               901.5
------------------------------------------------------------------------------------------------------------------------------
      Business and Security Services                      908.7               874.4              1,798.2             1,772.9
Other Operations                                           10.4                10.1                 20.4                19.9
------------------------------------------------------------------------------------------------------------------------------
      Revenues                                $           919.1               884.5              1,818.6             1,792.8
------------------------------------------------------------------------------------------------------------------------------

Operating profit (loss):
Business and Security Services:
   Brink's                                    $            19.8                15.6                 51.5                34.3
   BHS                                                     15.6                14.6                 30.8                29.1
   BAX Global                                               3.7               (10.1)                (2.7)              (15.8)
------------------------------------------------------------------------------------------------------------------------------
      Business and Security Services                       39.1                20.1                 79.6                47.6
Other Operations                                            2.1                 1.4                  4.5                 3.7
------------------------------------------------------------------------------------------------------------------------------
      Segment operating profit                             41.2                21.5                 84.1                51.3
General corporate expense                                  (5.1)               (5.0)               (10.6)               (9.4)
------------------------------------------------------------------------------------------------------------------------------
      Operating profit                        $            36.1                16.5                 73.5                41.9
------------------------------------------------------------------------------------------------------------------------------



Brink's

                                                           Three Months Ended June 30             Six Months Ended June 30
(In millions)                                              2002                 2001              2002                 2001
-----------------------------------------------------------------------------------------------------------------------------
Revenues:
   North America (a)                            $          172.8                170.6             341.1               336.4
   International                                           221.6                201.5             460.0               409.0
-----------------------------------------------------------------------------------------------------------------------------
      Revenues                                  $          394.4                372.1             801.1               745.4
-----------------------------------------------------------------------------------------------------------------------------
Operating profit:
   North America (a)                            $           13.4                 12.3              24.1                21.1
   International                                             6.4                  3.3              27.4                13.2
-----------------------------------------------------------------------------------------------------------------------------
      Segment operating profit                  $           19.8                 15.6              51.5                34.3
-----------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization (b)               $           15.4                 14.8              29.8                29.2
Goodwill amortization                                        -                    0.5               -                   1.0
Capital expenditures                                        18.7                 14.0              33.5                33.6
-----------------------------------------------------------------------------------------------------------------------------

(a)        Includes U.S. and Canada.
(b)        Excludes amortization of goodwill.


Brink's worldwide revenues were $394.4 million and $801.1 million in the second quarter and first half of 2002, respectively, a 6% and 7% increase over the same periods in 2001. Operating profit increased 27% and 50% in the second quarter and first half of 2002 as compared to the 2001 periods. The improved results were primarily due to higher International operating profits which reflected the effects of general business growth and improved performance. In addition, special euro related processing and transportation work significantly contributed to the first quarter's performance. Euro banknotes and coins were introduced as the medium of exchange in a number of European countries on January 1, 2002.

Revenue
North American revenues increased slightly in the second quarter and first half of 2002 compared to the 2001 periods reflecting higher revenues from currency processing, armored car operations (which include ATM services), and Global Services business (air courier and diamond/jewelry).

International revenues increased 10% and 12% in the second quarter and first half of 2002, respectively. Changes in U.S. dollar foreign currency exchange rates reduced International revenues for the second quarter and first half of 2002 by approximately $1 million and $18 million, respectively from the same periods of 2001. European currencies were generally stronger than the U.S. dollar in the second quarter of 2002 compared to 2001 while Latin American currencies were weaker, resulting in an offsetting effect on revenue in the quarter. Consequently, without the effect of changes in currency rates, revenues for the second quarter and first half of 2002 were 11% and 17% higher compared to the same periods last year. The increase in International revenues during the second quarter was primarily attributable to operations in Europe, where revenues reflected general business growth. The first half of 2002 also included work associated with the issuance of the euro, primarily in the first quarter.

Operating Profit
North American operating profits were 9% and 14% higher in the second quarter and first half of 2002 versus the 2001 periods primarily due to improved results in the U.S. Global Services business arising from improved pricing and operational improvements and efficiencies.

International operating profits were higher in the second quarter and first half of 2002 as compared to the same periods of 2001 due to better results in Europe and higher pricing in Australia, which outweighed lower operating profits in Latin America.

Europe's improved operating performance in the second quarter of 2002 versus the same quarter last year reflected both higher volume and operational improvements. In addition, European operating performance in the six months ended June 30, 2002 also improved due to stronger volumes for transportation and processing work (primarily in the first quarter) associated with the issuance of the euro and the return of legacy currencies. Brink's generated a modest amount of euro-related processing revenue in the second quarter of 2002 but this was more than offset by higher than normal labor expenses as a result of winding down operations that had been built up for the euro work. In the second quarter of 2001, European operating performance reflected additional upfront costs associated with preparation for the euro work, entry into new markets and certain market development and start-up costs.

In Latin America, operating profits during the second quarter and first half of 2002 were lower than the same periods last year as a result of difficult economic and operating conditions in the region. Economic and competitive pressures in Latin America are expected to continue, but Brink's expects the region to remain profitable overall. Asia/Pacific results in the second quarter and first half of 2002 were higher than the prior year periods primarily due to improved results in Australia, which posted a small operating profit versus a loss in the prior-year, reflecting higher pricing.

Brink's Home Security

(Dollars in millions,                                       Three Months Ended June 30             Six Months Ended June 30
 subscriber data in thousands)                              2002               2001               2002                 2001
------------------------------------------------------------------------------------------------------------------------------
Revenues                                        $            70.2               64.2               137.4               126.0
------------------------------------------------------------------------------------------------------------------------------
Operating profit:
Recurring services (a)                          $            27.7               25.5                54.6                51.4
Investment in new subscribers (b)                           (12.1)             (10.9)              (23.8)              (22.3)
------------------------------------------------------------------------------------------------------------------------------
   Segment operating profit                     $            15.6               14.6                30.8                29.1
------------------------------------------------------------------------------------------------------------------------------
Monthly recurring revenues (c)                                                           $          20.1                18.6
------------------------------------------------------------------------------------------------------------------------------
Annualized disconnect rate                                  7.5%                7.6%               7.1%                 7.4%
------------------------------------------------------------------------------------------------------------------------------
Number of subscribers:
   Beginning of period                                      726.5              683.7               713.5               675.3
   Installations                                             25.8               22.5                50.9                43.1
   Disconnects                                              (13.7)             (13.2)              (25.8)              (25.4)
------------------------------------------------------------------------------------------------------------------------------
   End of period                                            738.6              693.0               738.6               693.0
------------------------------------------------------------------------------------------------------------------------------
Average number of subscribers                               732.6              688.2               726.1               683.7
Depreciation and amortization (d)               $            18.6               17.8                36.1                33.9
Amortization of deferred revenue                              6.1                6.4                11.8                11.7
Net cash deferrals on new subscribers (e)                     3.0                3.5                 6.4                 7.3
Capital expenditures                                         20.6               20.6                40.7                39.9
------------------------------------------------------------------------------------------------------------------------------

(a) Reflects monthly operating profit generated from the existing subscriber base plus the amortization of deferred revenues and less the amortization of deferred subscriber acquisition costs (primarily direct selling expenses).

(b) Primarily includes the marketing and selling expenses, net of the deferral of direct selling expenses, incurred in the acquisition of new subscribers.

(c) Calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for contractual monitoring and maintenance services. The amortization of deferred revenues is excluded.

(d) Includes amortization of deferred subscriber acquisition costs of $2.9 million and $2.8 million for the second quarters of 2002 and 2001, respectively and $5.5 million and $5.1 million for the first half of 2002 and 2001, respectively.

(e) Consists of nonrefundable payments received from customers for new installations for which revenue recognition has been deferred, net of payments for direct selling costs for which expense recognition has been deferred.


Revenue
The increase in BHS's revenues for the second quarter and first half of 2002 versus the comparable 2001 periods was primarily due to a 6% larger average subscriber base as well as a 1% higher average monitoring rate in each period. These factors also contributed to an 8% increase in monthly recurring revenues for June 2002 as compared to June 2001. Installations for the second quarter and first half of 2002 were 15% and 18% higher, respectively, than in the comparable periods of 2001 primarily as a result of growth in new distribution channels. BHS believes its 2002 annualized disconnect rates of 7.5% for the quarter and 7.1% year-to-date improved over the comparable periods of 2001 largely due to the effect of having set higher credit standards for new subscribers in recent years and its high quality customer service.

Operating Profit
Segment operating profit for the second quarter and first half of 2002 increased $1.0 million and $1.7 million, respectively, from the same periods of 2001 as higher profit from recurring services was partially offset by an increased investment in new subscribers. Higher profit from recurring services in each period was due to increased revenues, partially offset by increased depreciation of security systems and higher monitoring costs.

BAX Global

                                                           Three Months Ended June 30               Six Months Ended June 30
(In millions)                                               2002                 2001               2002                 2001
------------------------------------------------------------------------------------------------------------------------------
Revenues:
   Americas                                   $            241.3               250.4               473.3               516.4
   International                                           220.4               202.8               419.4               415.9
   Eliminations/other                                      (17.6)              (15.1)              (33.0)              (30.8)
------------------------------------------------------------------------------------------------------------------------------
      Revenues                                $            444.1               438.1               859.7               901.5
------------------------------------------------------------------------------------------------------------------------------
Operating profit (loss):
   Americas                                   $             (3.3)              (12.2)              (13.5)              (21.8)
   International                                             9.6                 6.7                16.1                14.4
   Goodwill amortization                                     -                  (1.8)                -                  (3.7)
   Other                                                    (2.6)               (2.8)               (5.3)               (4.7)
------------------------------------------------------------------------------------------------------------------------------
 Segment operating profit (loss) (a)          $              3.7               (10.1)               (2.7)              (15.8)
------------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization (b)             $             10.7                12.1                21.5                24.8
Capital expenditures                                         5.2                 4.9                 9.8                20.0
------------------------------------------------------------------------------------------------------------------------------
Intra-U.S. revenue                            $            109.9               115.0               212.7               235.7
Worldwide expedited freight services:
   Revenues                                   $            343.2               348.8               663.6               727.7
   Weight in pounds                                        371.8               355.0               720.5               732.2
------------------------------------------------------------------------------------------------------------------------------

(a) Includes the benefit of $0.4 million and $2.1 million for the first quarter of 2002 and 2001, respectively, from the reversal of incentive accruals.

(b)  Excludes amortization of goodwill.


Revenue
Worldwide revenues increased 1% in the second quarter of 2002 and decreased 5% in the first six months of 2002 as compared to the same periods of 2001. International revenues increased 9% and 1% in the second quarter and first six months of 2002, respectively, reflecting improved economic conditions in the Asia Pacific region resulting in increased export volumes to the U.S., partially offset by a decrease in revenues in the Atlantic region due to low export and import air freight volumes as a result of the sluggish European economy. The year over year increase in International revenues exceeded the decline in Americas revenues in the second quarter of 2002. The decrease in Americas revenues of 4% and 8% for the second quarter and first six months of 2002, respectively, as compared to the same periods of 2001, was primarily due to decreased demand for domestic and outbound international expedited airfreight services associated with weak economies in the U.S. and Europe. In the U.S., revenues in the 2002 periods also declined due to a shift from higher-yielding expedited air freight services to lower-yielding deferred ground freight services. Worldwide revenues in the second quarter of 2002 were 7% higher than in the first quarter of 2002, with revenues improving 4% in the Americas and 11% in the International region in the quarter.

Operating Profit
Operating results improved $13.8 million and $13.1 million in the second quarter and first half of 2002, respectively, compared to the 2001 periods, reflecting the benefit of ongoing efforts to better align transportation costs and operating expenses with market demands and economic conditions. Transportation costs in the second quarter and first six months of 2002 were lower than the same periods of 2001 as a result of fleet reductions undertaken during late 2000 and 2001, partially offset in the second quarter of 2002 by higher international transportation costs associated with higher volume. The increased use of ground transportation has allowed BAX Global to lower costs associated with its dedicated fleet of aircraft in North America while continuing to maintain high levels of customer service.

Despite the reduction in revenues, operating performance in the Americas region for the second quarter and first half of 2002 improved $8.9 million and $8.3 million over the 2001 periods, respectively. The improvement was primarily due to the above-mentioned reductions in North American transportation costs.

International operating profit for the second quarter and first half of 2002 as compared to the 2001 periods increased $2.9 million and $1.7 million respectively, primarily due to improved economic conditions in the Asia Pacific region. These improvements were partially offset by a decline in results in the Atlantic region, largely due to low demand associated with a weak European economy.

2000 Restructuring Plan
During the fourth quarter of 2000, BAX Global finalized a restructuring plan aimed at reducing the capacity and cost of its airlift capabilities in the U.S. as well as reducing station operating expenses and sales, general and administrative costs in the Americas and Atlantic regions. This included the elimination of ten planes from the fleet and approximately 300 full-time positions including aircraft crew and station operating, sales and business unit overhead positions. The following table analyzes the changes in liabilities during the first six months of 2002 for such costs:

                                                                 Fleet                Station and
(In millions)                                                    Charges              Other                      Total
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                                 $        2.1                   2.2                   4.3
   Adjustments                                                          -                  (0.1)                 (0.1)
   Payments                                                          (1.2)                 (0.4)                 (1.6)
-------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002                                     $        0.9                   1.7                   2.6
-------------------------------------------------------------------------------------------------------------------------


The remaining accrual primarily includes contractual commitments for aircraft and facilities. The majority of the remaining accrual for fleet charges is expected to be paid by the end of 2002. The remaining accrual for station and other costs is expected to be paid through the end of 2007.

Other Operations
The Company's gold operations had net sales of $3.7 million during the second quarter of 2002 and $7.6 million in the first half of 2002 increasing 12% and 10%, respectively, from the 2001 periods primarily as a result of higher average realizations. Operating profit at the Company's gold operations was $0.2 million in the second quarter of 2002 and $0.6 million in the first half of 2002 versus losses of $0.8 million and $1.4 million, respectively, in the 2001 periods. The improvement in operating results reflects higher gold realizations and lower costs per ounce sold.

The Company has agreed in principle to the terms of a transaction that, if consummated, would result in the sale of approximately two thirds to substantially all of its gold operations. The completion of the transaction is subject to the execution of a definitive sale and purchase agreement and significant conditions. As a result of various factors, among which are the amount of investment sold and proceeds obtained, and the value of the Australian dollar, the financial impact of any sale cannot be determined with certainty. Any potential gain or loss is not expected to exceed $5 million after tax.

Net sales from the Company's timber business of $5.0 million in the second quarter and $9.6 million in the first half of 2002 reflected increases of 2% and 7% respectively, over the comparable 2001 periods, primarily due to increased sales volumes. Operating losses of $0.1 million in the second quarter and $0.4 million in the first half of 2002, respectively, decreased $0.5 million and $0.6 million from the 2001 periods, primarily due to the higher sales volume.

Net sales from the Company's natural gas operations for the second quarter and first half of 2002 were $1.7 million and $3.2 million, respectively, as compared to $1.9 million and $4.0 million for the same periods of 2001, primarily due to lower natural gas prices. Operating profit for the natural gas operations, including royalty income, declined $0.8 million and $1.8 million from the second quarter and first half of 2001 to $2.0 million and $4.3 million for the same periods of 2002, primarily due to lower natural gas prices.

Discontinued Operations
The Company is exiting the coal business through the sale or shutdown of its coal mining operations and assets (including reserves) and the transfer of certain liabilities. The Company's Coal Operations have been reported as discontinued operations for all periods presented herein.

The Company's plan of disposal includes the sale or shut down of its active and idle coal mining operations (including 24 Company or contractor operated mines and 5 active plants) and reserves, as well as other assets which support those operations. The assets to be disposed of primarily include property, plant and equipment, some inventory and the Company's partnership interest in Dominion Terminal Associates, a coal port facility in Newport News, Virginia. It is expected that certain liabilities will be assumed by the purchasers. Total proceeds from the sale of Coal Operations, which could include cash, notes receivable, the present value of minimum future royalties to be received and liabilities to be transferred, are expected to exceed $100 million.

The Company sold certain properties in West Virginia in January 2002. In July 2002, the Company sold substantially all of its operations and assets in Kentucky and also agreed to sell substantially all of its remaining coal mining assets, including reserves, in West Virginia, with an expected closing in October 2002. These transactions cover over one-half of the Coal Operations' economic reserves. The Company currently expects to complete the sale or shut down of the remaining assets, which are primarily located in Virginia, during 2002.

Through the end of 2001, the Company recorded an estimated pretax loss on the disposal of the discontinued segment of $348.5 million including $110.0 million of losses on the disposal, $67.2 million of estimated operating losses to be incurred from the December 2000 measurement date to the estimated dates of disposal for the various operations and assets, including reserves, and $171.3 million to accrue certain "legacy" liabilities, as more fully described in the Company's 2001 Annual Report on Form 10-K. During the first quarter of 2002 the Company increased its estimate of the pretax loss from discontinued operations by $15.0 million ($11.0 million after-tax) in response to adverse coal market conditions.

The Company continues to assess, among other things, expected operating performance of assets through dates of anticipated disposal, contingent gains and losses and its estimates of the timing of expected sales of the Coal Operations, and such estimates may affect the results from discontinued operations in future periods. The Company has evaluated the factors which entered into the calculation of the estimated loss and has determined that no adjustment to the estimated loss is appropriate for the second quarter of 2002.

Estimates regarding losses on the disposal of Coal Operations and losses during the disposal period are subject to known and unknown risks, uncertainties and contingencies which could cause actual results to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the Company, include, but are not limited to, overall economic and business conditions, demand and competitive factors in the coal industry, the impact of delays in the issuance or the nonissuance of mining permits, the timing of and consideration received for the sale of the remaining coal assets, costs associated with shutting down those operations that are not sold, funding and benefit levels of the multi-employer pension plans, geological conditions and variations in the spot prices of coal.

Certain assets and liabilities are expected to be retained by the Company, including most net working capital, other assets, certain parcels of land, income and non-income tax assets and liabilities, certain employee liabilities primarily for postretirement medical benefits, workers' compensation and black lung obligations, and reclamation related liabilities associated with certain closed coal mining sites in Virginia, West Virginia and Kentucky. In addition, the Company may continue to be liable for other contingencies, including its unconditional guarantee of the payment of the principal and premium, if any, on coal terminal revenue refunding bonds (principal amount of $43.2 million).

The Company has accrued $8.2 million (pretax) for its estimate of a multi-employer pension plan withdrawal liability associated with its planned exit from the coal business. The estimate is based on the most recent actuarial estimate of liability for a withdrawal occurring in the plan year ended June 30, 2002. The ultimate withdrawal liability, if any, is subject to several factors, including investment performance, as well as funding and benefit levels of the plans and the ultimate timing and form of the sale transactions. Accordingly, the actual amount of this liability could change materially.

The Company has established a Voluntary Employees' Beneficiary Association ("VEBA") which is intended to tax-efficiently fund certain retiree medical liabilities primarily for retired coal miners and their dependents. The VEBA may receive partial funding from the proceeds of the planned sale of the Company's coal business as well as other sources over time. As of June 30, 2002, the balance in the VEBA was $16.9 million and was included in other non-current assets.

On February 10, 1999, the U.S. District Court of the Eastern District of Virginia entered a final judgment in favor of certain of the Company's subsidiaries and ruled that the Federal Black Lung Excise Tax ("FBLET") is unconstitutional as applied to export coal sales. A total of $0.8 million (including interest) was refunded in 1999 for the FBLET that those companies paid for the first quarter of 1997. The Company sought refunds of the FBLET it paid on export coal sales for all open statutory periods and received refunds of $23.4 million (including interest) during the fourth quarter of 2001. The Company continues to pursue the refund of other FBLET payments. Due to uncertainty as to the ultimate additional future amounts to be received, if any, which could amount to as much as $20 million (before interest and applicable income taxes), as well as the timing of any additional FBLET refunds, the Company has not recorded the benefit of such additional FBLET refunds in its estimate of operating losses to be incurred during the disposal period.

Operating Performance of Discontinued Operations
Since operating losses during the sales period for the discontinued operations are recorded as part of the estimated loss on the disposal of the discontinued segment, actual results of operations during this period are not included in consolidated results of operations. The following table shows selected financial information for Coal Operations during the second quarter and first half of 2002 and 2001.

                                                             Three Months Ended June 30                Six Months Ended June 30
(In millions)                                                 2002                 2001               2002                 2001
--------------------------------------------------------------------------------------------------------------------------------
Sales                                           $             67.5               101.9               137.8               200.1
Operating loss before inactive employee
   benefit costs                                              (7.1)               (0.1)               (7.8)               (2.6)
Inactive employee benefit costs                              (10.2)               (6.4)              (20.7)              (12.9)
--------------------------------------------------------------------------------------------------------------------------------
Operating loss                                               (17.3)               (6.5)              (28.5)              (15.5)
Loss before income taxes                        $            (16.9)               (5.9)              (27.6)              (14.3)
--------------------------------------------------------------------------------------------------------------------------------


Coal revenues of $67.5 million and $137.8 million for the second quarter and first six months of 2002, respectively, were $34.4 million and $62.3 million lower than the comparable periods of 2001 primarily as a result of a decrease in sales volumes due to reduced electricity generation because of warm winter weather conditions, partially offset by higher realizations per ton. Operating loss before inactive employee costs in the second quarter and first six months of 2002 was $7.0 million and $5.2 million higher than the respective 2001 periods. The higher losses were primarily due to lower production volumes as a result of idling certain mines, which resulted in lower coal margins in 2002. The higher 2002 operating losses were partially offset by $1.6 million of other operating income related to a final Harbor Maintenance Tax refund received in the first six months of 2002. Inactive employee benefit costs in the second quarter and first half of 2002 were higher than the comparable 2001 periods primarily as a result of changes in actuarial assumptions.

The Company expects to incur ongoing expenses associated with its Coal Operations in future years including interest costs and amortization expenses on its retiree medical and black lung obligations, changes, if any, in valuations of liabilities for inactive workers' compensation benefits, Health Benefit Act benefits and retained reclamation liabilities, and certain ongoing costs, if any, for abandoned sites or operations. Such expenses have been included in the loss from discontinued operations. Upon completion of the disposal of the Company's Coal Operations, these expenses will be charged annually against the Company's earnings. Using assumptions in existence as of December 31, 2001, the Company estimates that such expenses over the next five years will approximate $45 million to $55 million per annum (before tax).

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

Other operating income, net
Other operating income, net, which is a component of each operating segment's previously discussed operating profit, includes the Company's share of net earnings or losses of unconsolidated affiliates, royalty income and gains and losses from foreign currency exchange. Other operating income, net for the second quarter and first half of 2002 was $2.2 million and $6.1 million, respectively, compared to $4.7 million and $8.9 million in the comparable periods of 2001. The decrease in other operating income is primarily attributable to foreign currency exchange, lower earnings of unconsolidated foreign equity affiliates and a decrease in natural gas royalty income.

Interest expense
Interest expense decreased $2.9 million and $5.4 million in the second quarter and first half of 2002, respectively, as compared to the same periods of 2001 due to lower average borrowings and borrowing rates.

Income taxes
The provision for income taxes from continuing operations was greater than the statutory federal income tax rate of 35% in each of the 2002 and 2001 periods presented primarily due to certain nondeductible goodwill amortization expense in 2001 and state income taxes, partially offset by lower taxes on certain foreign income. The Company's effective tax rate in 2002 is lower than 2001 due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" (see "Accounting Changes") because goodwill amortization, the majority of which is not deductible for income tax purposes, is no longer deducted from income from continuing operations. As a result of Coal Operations being reported as discontinued operations, the tax benefits of percentage depletion are not reflected in the effective tax rate of continuing operations.



                         LIQUIDITY AND CAPITAL RESOURCES

Summary of cash flows before financing activities:

                                                                                          Six Months Ended June 30
(In millions)                                                                            2002                 2001
-------------------------------------------------------------------------------------------------------------------
Operating activities:
   Before changes in operating assets
      and liabilities                                                       $           171.7               143.2
   Changes in assets and liabilities                                                    (42.3)              (26.9)
   Discontinued operations                                                              (42.3)              (21.9)
-------------------------------------------------------------------------------------------------------------------
      Operating activities                                                               87.1                94.4

Investing activities:
   Capital and aircraft heavy maintenance
      expenditures                                                                     (101.5)             (102.3)
   Other                                                                                  3.6                (6.2)
   Discontinued operations                                                              (17.0)               (5.3)
-------------------------------------------------------------------------------------------------------------------
      Investing activities                                                             (114.9)             (113.8)
-------------------------------------------------------------------------------------------------------------------
Cash flows before financing activities                                      $           (27.8)              (19.4)
-------------------------------------------------------------------------------------------------------------------


Operating activities
Cash provided by operating activities was $7.3 million lower in the first half of 2002 compared to the same period in 2001 as $25.7 million higher income from continuing operations was more than offset by higher cash used for discontinued operations and working capital needs. The first half of 2002 reflected increases in accounts receivable at Brink's and BAX Global, partially offset by increases in accounts payable at Brink's and BHS. The first half of 2001 reflected a decrease in accounts receivable and accounts payable at BAX Global. Higher cash used by the Company's discontinued Coal Operations in 2002 was primarily related to an increase in inventory levels in the first quarter of 2002.

Investing activities
Capital expenditures for the first half of 2002 of $87.6 million were $8.4 million lower than for the same period in 2001. Of the 2002 capital expenditures, $33.5 million was spent by Brink's, $40.7 million was spent by BHS, $9.8 million was spent by BAX Global and $3.6 million was spent by Other Operations. Lower capital expenditures in 2002 as compared to 2001 were primarily due to a reduction in spending on major information technology initiatives at BAX Global in the first half of 2002.

Aircraft heavy maintenance expenditures increased $7.6 million during the first six months of 2002 to $13.9 million as compared to the same period of 2001 as a result of the timing of regularly scheduled maintenance for airplanes. The Company expects to spend between $28 million and $32 million on aircraft heavy maintenance in 2002.

Capital expenditures for continuing operations in 2002 are currently expected to range from $190 million to $210 million, depending on operating results throughout the year. Expected capital expenditures for 2002 reflect an increase in customer installations at BHS, security and information technology spending at Brink's and increased spending on information technology at BAX Global. An additional amount ranging from $15 million to $20 million of necessary or committed expenditures relating to the discontinued operations is expected during 2002. The increase in investing activities for the discontinued operations reflects spending in the first half of 2002 on the development of a deep mine in order to improve the marketability of certain coal assets.

The Company's consolidated cash flows before financing activities depends on each of the operating segments' cash flows.

                                                                                     Six Months Ended June 30
(In millions)                                                                       2002                 2001
--------------------------------------------------------------------------------------------------------------
Cash flows before financing activities:
   Brink's                                                             $             9.5                 3.8
   BHS                                                                              24.2                17.6
   BAX Global                                                                       (2.3)              (13.0)
   Corporate and Other Operations                                                    0.1                (0.6)
   Discontinued operations                                                         (59.3)              (27.2)
--------------------------------------------------------------------------------------------------------------
Cash flows before financing activities                                 $           (27.8)              (19.4)
--------------------------------------------------------------------------------------------------------------


The increase in cash flows before financing activities at Brink's was primarily due to an improvement in operating performance in the 2002 period versus the 2001 period, partially offset by cash used to fund working capital needs, primarily in the form of increased receivables. BHS' cash flows before financing activities increased primarily due to an improvement in operating performance in 2002 and an increase in cash provided by working capital in the 2002 period, principally in the form of higher payables, driven by cash management strategies implemented during the first half of 2002. The increase in cash flows before financing activities at BAX Global in 2002 over 2001 is primarily due to improved operating results and lower capital expenditures, partially offset by an increased use of working capital and higher aircraft heavy maintenance expenditures in the first six months of 2002 as compared to the same period of 2001. Discontinued operations' cash flow before financing was lower in 2002 than 2001 primarily due to a larger operating loss and higher inventory levels, resulting from weak coal market conditions, and development spending on the above-mentioned deep mine.

Financing activities
Net cash flows provided by financing activities were $35.9 million for 2002 compared with $15.9 million in 2001. The Company's cash provided by financing activities are typically from short-term borrowings or from net borrowings under the Company's revolving bank credit facility, discussed below. The Company also borrowed $20 million in the second quarter of 2002 and $75 million in the first quarter of 2001 under longer-term issuances of Senior Notes, also discussed below.

The Company has a $362.5 million credit agreement with a syndicate of banks under which it may borrow on a revolving basis up to $185.0 million over a three-year term ending October 2003 and up to $177.5 million over a one-year term ending October 2002. During the second half of 2002, the Company expects to enter into a new agreement to replace these facilities. Approximately $226.2 million was available for borrowing under these facilities on June 30, 2002.

The Company has two multi-currency revolving bank credit facilities that total $90.0 million in available credit, of which approximately one-third was available at June 30, 2002. Various foreign subsidiaries maintain other secured and unsecured lines of credit and overdraft facilities with a number of banks. Borrowings outstanding under these agreements are included in short-term borrowings.

The Company completed a $20.0 million private placement of 7.17% Senior Notes in April 2002 with maturities ranging from four to six years. The Company also has $75.0 million of Senior Notes that were issued in the first quarter of 2001 that are due in 2005 through 2008. The Company has the option to prepay all or a portion of the Notes prior to maturity with a prepayment penalty. The proceeds of the Notes were used to repay a portion of the Company's U.S. revolving bank credit facility in each year.

The U.S. revolving bank credit facility, the agreements under which the Senior Notes were issued and the multi-currency revolving bank credit facilities each contain various financial and other covenants. The financial covenants limit the Company's total indebtedness, provide for minimum coverage of interest costs, and require the Company to maintain a minimum level of net worth. A failure to comply with the terms of one of these loan agreements could result in the acceleration of the repayment terms in that agreement as well as in the Company's other loan agreements.

Other
Due to the continuing weak performance of U.S. and international investment markets during 2002, the Company may elect to make voluntary contributions to its primary U.S. pension plan trust during the second half of 2002. In addition, if investment markets do not show substantial improvement in the second half of 2002, the Company expects its pension plan expenses will increase in 2003. The amount of change in expenses, if any, can not be estimated prior to the completion of the annual reevaluation of actuarial assumptions and the determination of year end pension trust asset values.

During the first quarter of 2002, certain of Brink's French operating subsidiaries upgraded information systems used to bill customers and to record revenues. During the upgrade process, the subsidiaries billed customers on a delayed basis and recognized revenues using estimates of services performed. The subsidiaries have been adjusting their customer billings and revenues for differences between the estimated billings and actual billings during the second quarter of 2002 and are expected to complete such billing adjustments during the second half of 2002. The Company does not expect these adjustments to customer billings and revenues to be material. Largely as the result of delays associated with the process, receivables at Brink's French subsidiaries were $42.1 million higher at June 30, 2002 than at December 31, 2001.

BAX Global has submitted a claim for relief, approximating $9 million, to the U.S. government pursuant to the Air Transportation Safety and System Stabilization Act. There can be no assurance that BAX Global will receive any relief pursuant to the Act. If BAX Global is granted any such relief, the amount received could differ significantly from the amount requested. Further, BAX Global does not know when the U.S. government will make any decisions with respect to relief for BAX Global. Due to these uncertainties, the Company has not recognized any gains related to the relief in its consolidated financial statements.

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

Capitalization
As of June 30, 2002, the Company had the remaining authority to purchase over time up to 1.0 million shares of Pittston Common Stock and any or all of the issued and outstanding shares of its $31.25 Series C Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") with an aggregate purchase price limitation of $30 million for all such purchases. Such shares are to be purchased from time to time in the open market or in private transactions, as conditions warrant. No purchases were made under the authority during the first six months of 2002.

In July 2002, the Company announced that it will redeem all 21,433 outstanding shares of the Convertible Preferred Stock on August 15, 2002 at an aggregate redemption price of $11.0 million, or $512.67 per share, including accrued and unpaid dividends up to the redemption date. Following the redemption, the Company will have no Convertible Preferred Stock outstanding and, therefore dividends on the Convertible Preferred Stock will cease to accrue. As a result of the premium paid in conjunction with the redemption, the Company expects diluted earnings per common share will be reduced by $0.01 per share in the third quarter of 2002.

Dividends
During the first half of 2002 and 2001, the Company paid cash dividends of $2.5 million and $2.4 million, respectively, on Pittston Common Stock. Dividends paid on the Company's preferred stock in the first half of 2002 and 2001 were $0.3 million in each period. Future dividends, if any, on the Company's common stock are dependent on the earnings, financial condition, cash flow and business requirements of the Company, as determined by the Company's Board of Directors (the "Board"). On July 12, 2002, the Board declared its regular quarterly dividend of $0.025 per share on its common stock, payable during the third quarter of 2002.

Accounting changes
The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," in the first quarter of 2002 and, in accordance with the new standard, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are tested for impairment at least annually. The Company's goodwill amortization for the second quarter and first half of 2001 was $1.7 million and $3.5 million, respectively ($0.03 and $0.07 per diluted share) including tax effects. The Company completed the transitional goodwill impairment test during the second quarter of 2002 with no impairment charges resulting.

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

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002 and applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a charge for most anticipated costs. Instead, a liability for costs associated with an exit or disposal activity will be recorded when that liability is incurred and can be measured at fair value. SFAS No. 146 also revises accounting for specified employee and contract terminations that are part of restructuring activities. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged.

Forward-looking information
Certain of the matters discussed herein, including statements regarding the timing and outcome of the disposal of the coal business, assets expected to be disposed of, expected proceeds from the disposal of the coal business, the retention of certain assets and liabilities following the disposal of the coal assets, the Company's ongoing expenses associated with its Coal Operations, the impact of SFAS No. 143 on the Company's results of operations and financial position, the timing of funding and source of funds for the VEBA, the amount and timing of additional FBLET refunds, if any, the effects of economic and competitive pressures in Latin America on Brink's operating profits, the expectation that Latin America will remain a profitable region overall for Brink's, the timing of the payment of fleet charges and station and other costs relating to the BAX Global restructuring, the outcome of the proposed transaction with respect to the Company's gold operations, projected aircraft heavy maintenance expenses and capital spending, the replacement of the Company's U.S. revolving credit facility, possible contributions to the Company's primary U.S. pension plan trust, potential increases in pension expenses in 2003 compared to 2002, the impact of the Convertible Preferred Stock redemption on diluted earnings per share, the timing and impact of the expected adjustments to Brink's subsidiaries' customer bills in France, the granting of relief to BAX Global pursuant to the Air Transportation Safety and System Stabilization Act involve forward-looking information which is subject to known and unknown risks, uncertainties, and contingencies, many of which are beyond the control of the Company and its subsidiaries, that could cause actual results, performance or achievements to differ materially from those that are anticipated. Such risks, uncertainties and contingencies include, but are not limited to, the ultimate outcome of efforts to sell the coal business, the satisfaction of various conditions to the consummation of the sale of coal mining assets and reserves in West Virginia, including the receipt of various consents and the approval of the transaction by the buyer's lenders, the completion of sales of coal assets on mutually agreeable terms, the parties that purchase the coal assets, variations in the price of coal, variations in the number of people entitled to retiree medical benefits arising from Coal Operations, the position taken by governmental entities with respect to the timing and amount of additional FBLET refunds, if any, the economy, political conditions and performance of Brink's competitors in Latin America, the execution of a definitive agreement with respect to the sale of the Company's gold operations and the satisfaction of significant conditions to such sale, any changes in accounting principles generally accepted in the United States of America with respect to the recognition of losses, the allocation of funds to pay the costs relating to the BAX Global restructuring, the commercial lending market, the willingness of the leaders in the Company's current lending group to continue to make credit available to the Company, the ability of the Company to increase participation in the lending group, the performance in the second half of the year of the various markets in which the Company's primary U.S. pension plan trust is invested, results of the reevaluation of actuarial assumptions and the determination of year end pension trust asset values for the Company's primary U.S. pension plan, the manner in which the Convertible Preferred Stock is accounted for, the ability of certain of Brink's subsidiaries in France to realize the full amount of accounts receivable, net of allowance for doubtful accounts, decisions by the U.S. government with respect to the allocation of funds to BAX Global pursuant to the Air Transportation Safety and System Stabilization Act, the expansion of any of the operating segments into new markets, overall economic and business conditions, the domestic and international demand for the Company's products and services, pricing and other competitive factors in the Company's businesses, labor relations, new government regulations and legislative initiatives (particularly with respect to BAX Global and its lift providers), variations in costs or expenses and performance delays by any public or private sector supplier, service provider or customer.

                           Part II - Other Information

Item 2.              Changes in Securities and Use of Proceeds

                     On April 11, 2002, the Company issued $20 million of 7.17% Senior Notes with maturities ranging from four to six years ("Notes") in a private placement. The Notes were offered and sold solely to a limited number of institutional investors and were exempt from registration under Section 4(2) of the Securities Act of 1933. Proceeds were used to repay borrowings under a bank credit facility.


Item 4.              Submission of Matters to a Vote of Security Holders
------               ---------------------------------------------------

(a)     The Registrant's annual meeting of shareholders was held on May 3, 2002.

(b)     Not required.

(c) The following person was elected for a term expiring in 2003, by the following vote:

                                 For                                  Withheld
                                 ---------------------------------------------
William F. Craig             46,092,720                               1,364,313

           The following person was elected for a term expiring in 2004, by the following vote:

                                  For                                  Withheld
                                  ---------------------------------------------
Gerald Grinstein             46,158,674                               1,298,359


           The following persons were elected for terms expiring in 2005, by the following votes:

                                 For                                  Withheld
                                 ----------------------------------------------
Marc C. Breslawsky           46,150,745                               1,306,288
Michael T. Dan               46,501,931                                 955,102
Ronald M. Gross              46,162,711                               1,294,322

           The selection of KPMG LLP as independent certified public accountants to audit the accounts of the Registrant and its subsidiaries for the year 2002 was approved by the following vote:

    For                                  Against                   Abstentions
--------------------------------------------------------------------------------
 45,361,722                             2,043,897                     51,432

Item 5.              Other Information

                     Changes in The Savings-Investment Plan of The Pittston Company and Its Subsidiaries


                    The Savings-Investment Plan of The Pittston Company and Its Subsidiaries (the "Plan") provides that the Company will match (the "Matching Contribution") a portion of employee contributions with contributions of Pittston Brink's Group Common Stock ("Pittston Common Stock") and that the Matching Contributions will vest over time. Historically, a participant in the Plan has been permitted to direct the sale of some or all of the vested portion of the Matching Contribution and roll the proceeds into other permitted investments once the participant reached age 55. Effective September 1, 2002, any or all participants will be entitled to direct the sale of the vested portion of the Matching Contribution without regard to the participant's age. As of June 30, 2002, approximately 2.0 million vested shares of Matching Contributions were held by approximately 7,200 participants under age 55.


Item 6.                        Exhibits and Reports on Form 8-K

(a)        Exhibits:

           Exhibit
           Number

10 Amendment No. 1 to Employment Agreement, between the Registrant and Michael T. Dan

(b) Report on Form 8-K filed on April 1, 2002, with respect to temporary coal production cutbacks in response to adverse market conditions.

                                    SIGNATURE



           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            THE PITTSTON COMPANY


August 14, 2002                             By:   /s/ Robert T. Ritter
                                               ---------------------------------
                                               Robert T. Ritter
                                               (Vice President -
                                               Chief Financial Officer)

                                      EXHIBIT INDEX
                                      -------------
Exhibit Number
--------------
10 Amendment No. 1 to Employment Agreement, between the Registrant and Michael T. Dan