Form 10-Q
period 2002-09-30
PITTSTON CO
filed 2002-11-14
CIK 78890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q




            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from ________ to ________


                          Commission file number 1-9148



                              THE PITTSTON COMPANY
             -----------------------------------------------------
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

As of November 1, 2002, 54,253,413 shares of $1 par value common stock were outstanding.

                         Part I - Financial Information
                      The Pittston Company and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                     (In millions, except per share amounts)


                                                                September 30              December 31
                                                                    2002                     2001
-----------------------------------------------------------------------------------------------------
                                                                (Unaudited)
ASSETS

Current assets:
Cash and cash equivalents                                           $  122.9                     86.7
Accounts receivable, net                                               528.3                    493.3
Prepaid expenses and other                                              65.7                     57.5
Deferred income taxes                                                   90.9                    103.1
Discontinued operations                                                 35.1                     19.9
-----------------------------------------------------------------------------------------------------
   Total current assets                                                842.9                    760.5

Property and equipment, net                                            828.9                    818.1
Goodwill, net                                                          224.3                    224.8
Prepaid pension costs                                                  140.6                    109.0
Deferred income taxes                                                  234.9                    233.2
Other assets                                                           159.8                    155.7
Discontinued operations                                                101.2                     92.7
-----------------------------------------------------------------------------------------------------
   Total assets                                                     $2,532.6                  2,394.0
-----------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                               $   37.4                     27.8
Current maturities of long-term debt                                    13.8                     17.2
Accounts payable                                                       264.5                    256.6
Accrued liabilities                                                    537.1                    540.0
Discontinued operations                                                 13.3                      3.3
-----------------------------------------------------------------------------------------------------
   Total current liabilities                                           866.1                    844.9

Long-term debt                                                         313.9                    252.9
Postretirement benefits other than pensions                            402.4                    399.6
Workers' compensation and other claims                                  91.1                     84.1
Deferred revenue                                                       128.6                    126.1
Deferred income taxes                                                   21.3                     20.7
Other liabilities                                                      152.1                    160.0
Discontinued operations                                                 31.3                     29.6
-----------------------------------------------------------------------------------------------------
   Total liabilities                                                 2,006.8                  1,917.9

Commitments and contingent liabilities (Notes 5, 6 and 9)
Shareholders' equity:
Preferred stock, par value $10 per share:
   $31.25 Series C Cumulative Convertible Preferred Stock;
   Authorized: 0.161 shares;
   Issued and outstanding: 2001 - 0.021 shares                             -                      0.2
Common stock, par value $1 per share:
   Authorized: 100.0 shares; Issued and outstanding:
   54.3 shares                                                          54.3                     54.3
Capital in excess of par value                                         390.3                    400.1
Retained earnings                                                      237.5                    193.3
Accumulated other comprehensive loss                                  (113.1)                  (112.9)
Employee benefits trust, at market value                               (43.2)                   (58.9)
-----------------------------------------------------------------------------------------------------
   Total shareholders' equity                                          525.8                    476.1
-----------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                       $2,532.6                  2,394.0
-----------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Financial Statements.


                                      ---
                                       2

                      The Pittston Company and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In millions, except per share amounts)
                                   (Unaudited)


                                                            Three Months                        Nine Months
                                                         Ended September 30                  Ended September 30
                                                       2002               2001             2002             2001
-----------------------------------------------------------------------------------------------------------------------------

Revenues                                              $953.7              884.3          2,772.3           2,677.1
-----------------------------------------------------------------------------------------------------------------------------

Expenses:
Operating expenses                                     804.1              761.8          2,334.3           2,304.1
Selling, general and administrative expenses           117.6              109.4            338.6             326.9
-----------------------------------------------------------------------------------------------------------------------------
   Total expenses                                      921.7              871.2          2,672.9           2,631.0
Other operating income, net                              4.2                7.4             10.3              16.3
-----------------------------------------------------------------------------------------------------------------------------
   Operating profit                                     36.2               20.5            109.7              62.4

Interest expense, net                                   (4.8)              (7.8)           (14.8)            (23.2)
Minority interest                                       (0.6)              (0.9)            (1.8)             (3.9)
Stabilization Act compensation                           5.9                  -              5.9                 -
Other income (expense), net                             (1.0)               2.9             (4.0)             (0.6)
-----------------------------------------------------------------------------------------------------------------------------
   Income from continuing operations before
     income taxes                                       35.7               14.7             95.0              34.7
Provision for income taxes                              13.6                5.5             34.7              13.0
-----------------------------------------------------------------------------------------------------------------------------
   Income from continuing operations                    22.1                9.2             60.3              21.7

Loss from discontinued operations, net of tax              -                  -            (11.0)                -
-----------------------------------------------------------------------------------------------------------------------------
   Net income                                           22.1                9.2             49.3              21.7

Preferred stock dividends                               (0.8)              (0.2)            (1.1)             (0.5)
-----------------------------------------------------------------------------------------------------------------------------
   Net income attributed to common shares             $ 21.3                9.0             48.2              21.2
-----------------------------------------------------------------------------------------------------------------------------

Basic net income (loss) per common share:
   Continuing operations                              $ 0.41               0.17             1.14              0.41
   Discontinued operations                                 -                  -            (0.21)                -
-----------------------------------------------------------------------------------------------------------------------------
                                                      $ 0.41               0.17             0.93              0.41
-----------------------------------------------------------------------------------------------------------------------------
Diluted net income (loss) per common share:
   Continuing operations                              $ 0.41               0.17             1.13              0.41
   Discontinued operations                                 -                  -            (0.21)                -
-----------------------------------------------------------------------------------------------------------------------------
                                                      $ 0.41               0.17             0.92              0.41
-----------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.



                                      ---
                                       3

                      The Pittston Company and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                                                                Nine Months
                                                                                              Ended September 30
                                                                                              2002          2001
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                                 $  49.3          21.7
Adjustments to reconcile net income to net cash provided
   by continuing operations:
   Loss from discontinued operations, net of tax                                              11.0             -
   Depreciation and amortization                                                             138.2         144.6
   Aircraft heavy maintenance expense                                                         22.8          22.9
   Deferred income taxes                                                                      10.3             -
   Pensions, net                                                                             (19.7)          6.8
   Provision for uncollectible accounts receivable                                             5.5          10.2
   Other operating, net                                                                       17.0           6.5
   Changes in operating assets and liabilities, net of effects of acquisitions:
      Accounts receivable                                                                    (42.0)         35.1
      Prepaid expenses and other current assets                                               (5.7)         (2.1)
      Accounts payable and accrued liabilities                                                55.6         (25.6)
      Other assets                                                                           (14.0)         (8.5)
      Other liabilities                                                                       (2.5)         (1.9)
      Other, net                                                                              (3.2)          0.1
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by continuing operations                                                   222.6         209.8
Net cash used by discontinued operations                                                     (61.8)        (23.6)
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                    160.8         186.2
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Capital expenditures                                                                        (142.4)       (145.3)
Aircraft heavy maintenance expenditures                                                      (24.0)        (10.9)
Proceeds from disposal of:
    Property and equipment                                                                     3.4           1.7
    Marketable securities and investments in affiliates                                          -           7.3
Acquisitions                                                                                     -          (5.9)
Discontinued operations, net                                                                 (12.2)         (6.7)
Other, net                                                                                     0.4          (4.9)
-----------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                       (174.8)       (164.7)
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Long term debt:
   Additions                                                                                 293.0         103.3
   Repayments                                                                               (237.1)       (122.7)
   Deferred financing cost                                                                    (1.5)            -
Short-term borrowings, net                                                                     9.6          10.6
Dividends                                                                                     (4.1)         (4.0)
Proceeds from exercise of stock options                                                        1.4           4.7
Redemption of preferred shares                                                               (10.8)            -
Repurchase of common shares                                                                   (0.3)            -
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                              50.2          (8.1)
-----------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                     36.2          13.4
Cash and cash equivalents at beginning of period                                              86.7          97.8
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                 $ 122.9         111.2
-----------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.


                                      ---
                                       4

                      The Pittston Company and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Basis of presentation and accounting changes

         The Pittston Company ("Pittston") has three operating segments within its "Business and Security Services" businesses: Brink's, Incorporated ("Brink's"), Brink's Home Security, Inc. ("BHS") and BAX Global Inc. ("BAX Global"). The fourth operating segment is Other Operations, which consists of Pittston's gold, timber and natural gas operations. Pittston also has a discontinued operating segment, Pittston Coal Operations ("Coal Operations"). See Note 5. The Consolidated Financial Statements include the accounts of Pittston and the subsidiaries it controls, including all subsidiaries that are majority owned. The Pittston Company and its subsidiaries are referred to herein as the "Company".

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

         A reconciliation of net income and net income per share for the three and nine months ended September 30, 2001, as reported in the Company's Consolidated Statements of Operations, to net income and net income per share for the same periods, as adjusted to exclude goodwill amortization expense (net of tax effects), is presented below.


                                                                  Three Months Ended            Nine Months Ended
         (In millions, except per share amounts)                   September 30 2001            September 30 2001
         ----------------------------------------------------------------------------------------------------------------------

         Reported net income                                            $ 9.2                         21.7
         Goodwill amortization, net of tax effects                        1.8                          5.3
         ----------------------------------------------------------------------------------------------------------------------
         Net income as adjusted                                         $11.0                         27.0
         ----------------------------------------------------------------------------------------------------------------------

         Reported basic and diluted net income per share                $0.17                         0.41
         Goodwill amortization, net of tax effects                       0.04                         0.11
         ----------------------------------------------------------------------------------------------------------------------
         Basic and diluted net income per share as adjusted             $0.21                         0.52
         ----------------------------------------------------------------------------------------------------------------------


         SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001 and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it becomes an obligation, if a reasonable estimate of fair value can be made. The Company will adopt SFAS No. 143


                                      ---
                                       5
         in 2003. The Company is currently evaluating the effect that implementation of the new standard may have on its results of operations and financial position.

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

         SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002 and applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a charge for most anticipated costs. Instead, a liability for costs associated with an exit or disposal activity will be recorded when that liability is incurred and can be measured at fair value. SFAS No. 146 also revises accounting for specified employee and contract terminations that are part of restructuring activities. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002.


2.       Earnings per share

                                                          Three Months Ended                  Nine Months Ended
                                                             September 30                      September 30
         (In millions)                                  2002            2001              2002            2001
         ------------------------------------------------------------------------------------------------------------------

         Numerator:
         Income from continuing operations              $22.1            9.2               60.3           21.7
         Preferred stock dividends                       (0.2)          (0.2)              (0.5)          (0.5)
         Premium on redemption of
            preferred stock (a)                          (0.6)             -               (0.6)             -
         ------------------------------------------------------------------------------------------------------------------
         Basic and diluted income from continuing
           operations per share numerator               $21.3            9.0               59.2           21.2
         ------------------------------------------------------------------------------------------------------------------

         Denominator:
         Basic weighted average
           common shares outstanding                     52.2           51.4               52.0           51.1
         Effect of dilutive securities - stock options    0.3            0.2                0.3            0.2
         ------------------------------------------------------------------------------------------------------------------
         Diluted weighted average
           common shares outstanding                     52.5           51.6               52.3           51.3
         ------------------------------------------------------------------------------------------------------------------

         (a) Represents the excess of cash paid to holders over the carrying value of the shares redeemed and is included within preferred dividends in the Company's Consolidated Statements of Operations.


                                      ---
                                       6

         Unallocated shares of common stock held by the Pittston Company Employee Benefits Trust (the "Trust"), a grantor trust, are treated as treasury shares for earnings per share purposes. Accordingly, such shares are excluded from the computation of earnings per common share. As of September 30, 2002 and 2001, 1.9 million shares and 2.8 million shares, respectively, of common stock were held by the Trust. The Company also excludes the effect of antidilutive securities from the computation of earnings per common share. The equivalent weighted average shares of common stock that were excluded from the computation of diluted earnings per common share in the three months ended September 30, 2002 and 2001 were 1.1 million and 2.3 million, respectively, and in the nine months ended September 30, 2002 and 2001 were 1.1 million and 1.9 million, respectively.


3.       Supplemental cash flow information

                                                                   Nine Months
                                                               Ended September 30
         (In millions)                                       2002              2001
         -------------------------------------------------------------------------------------
         Cash paid for:
           Interest                                         $ 17.6             27.1
           Income taxes, net of refunds received            $  7.6             15.9
         -------------------------------------------------------------------------------------

         Depreciation of property and equipment             $128.8            129.6
         Amortization of goodwill                               -               7.2
         Other amortization                                    9.4              7.8
         -------------------------------------------------------------------------------------
         Total depreciation and amortization                $138.2            144.6
         -------------------------------------------------------------------------------------


4.       Comprehensive income

                                                               Three Months                      Nine Months
                                                            Ended September 30               Ended September 30
         (In millions)                                    2002              2001            2002              2001
         ---------------------------------------------------------------------------------------------------------------------

         Net income                                    $ 22.1               9.2             49.3            21.7
         Other comprehensive income (loss),
             net of reclasses and taxes:
               Foreign currency translation              (9.2)             (1.1)             0.8           (14.2)
               Deferred cash flow hedges                 (0.2)             (2.2)            (0.8)            3.3
               Unrealized losses on securities           (0.1)             (2.7)            (0.2)           (0.3)
         ---------------------------------------------------------------------------------------------------------------------
         Comprehensive income                          $ 12.6               3.2             49.1            10.5
         ---------------------------------------------------------------------------------------------------------------------


5.       Discontinued operations

         The Company is exiting the coal business through the sale or shutdown of its coal mining operations and assets (including reserves) and the transfer of certain liabilities. The Company's Coal Operations have been accounted for under APB No. 30 "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and the Company has reported its revenue and expenses related to Coal Operations in the Consolidated Statements of Operations within discontinued operations. The Company has estimated projected operating losses through the date of disposal and has accrued the losses in advance of the realization of these losses as required by APB No. 30. Significant accounting policies relating to the Company's Coal Operations are as follows:


                                      ---
                                       7

         Revenue Recognition
         Coal sales are generally recognized when coal is loaded onto transportation vehicles for shipment to customers. For domestic sales, this generally occurs when coal is loaded onto railcars at mine locations. For export sales, this generally occurs when coal is loaded onto marine vessels at terminal facilities. Coal sales are included as a component of the Company's loss from discontinued operations in the Company's Consolidated Statements of Operations.

         Property, Plant and Equipment
         Depletion of bituminous coal lands is provided on the basis of tonnage mined in relation to the estimated total of recoverable tonnage in the ground and is included as a component of the Company's loss from discontinued operations in the Company's Consolidated Statements of Operations.

         Mine development costs, primarily included in bituminous coal lands, are capitalized and amortized over the estimated useful life of the mine. These costs include expenses incurred for site preparation and development at the mines during the development stage. A mine is considered under development until management determines that all planned production units are in place and the mine is available for commercial operation and the mining of coal. Capitalized mine development costs are included within current and noncurrent assets of discontinued operations on the Company's Consolidated Balance Sheets. The associated amortization is included as a component of the Company's loss from discontinued operations in the Company's Consolidated Statements of Operations.

         Reclamation Costs
         Expenditures relating to environmental regulatory requirements and reclamation costs undertaken during mine operations are expensed as incurred. Estimated site restoration and post closure reclamation costs are expensed using the units of production method over the expected economic life of each mine. In each case, such charges are included as a component of the Company's loss from discontinued operations in the Company's Consolidated Statements of Operations. Accrued reclamation costs are subject to review by management on a regular basis and are revised when appropriate for changes in future estimated costs and/or regulatory requirements. Accrued reclamation costs for mines are included in either current or noncurrent liabilities of discontinued operations in the Company's Consolidated Balance Sheets, unless such amounts are expected to be retained by the Company. Reclamation liabilities expected to be retained are included in either accrued liabilities or other noncurrent liabilities.

         Inventories
         Inventories are stated at cost (determined under the first-in, first-out or average cost method) or market, whichever is lower. Inventory is recorded within current assets of discontinued operations in the Company's Consolidated Balance Sheets.

         The Company's plan of disposal includes the sale or shutdown of its active and idle coal mining operations (including 24 Company or contractor operated mines and 5 active plants) and reserves, as well as other assets which support those operations. The assets to be disposed of primarily include property, plant and equipment, some inventory and the Company's partnership interest in Dominion Terminal Associates ("DTA"), a coal port facility in Newport News, Virginia. It is expected that certain liabilities will be assumed by the purchasers. Total proceeds from the sale of Coal Operations, which could include cash, notes receivable, the present value of minimum future royalties to be received and liabilities to be transferred, are expected to exceed $100 million.

         The Company sold certain properties in West Virginia in January 2002. In July 2002, the Company sold substantially all of its operations and assets in Kentucky. Although the Company had announced in July 2002 that it had agreed to sell substantially all of its remaining coal mining assets (including reserves) in West Virginia, due to closing conditions not being satisfied, the Company and the purchaser have preliminarily agreed to restructure the West Virginia sale transaction. Under the restructured transaction, the purchaser is expected to purchase all of the active mining operations in West Virginia and a one-year option to acquire other West Virginia coal reserves, which are currently not being mined by the Company. In October 2002, the Company agreed to sell substantially all of its



                                      ---
                                       8
         remaining coal assets in Virginia. The Company currently expects to complete the disposal of its coal operations before the end of 2002.

         In 1999 and 2000, prior to beginning to report the Coal Operations as discontinued operations (as of December 31, 2000, the measurement date), the Company recorded $122.0 million and $32.4 million, respectively, in pretax losses from the operations of the discontinued segment. Of the $122.0 million loss in 1999, $82.3 million related to the impairment of long-lived assets and a joint venture interest as well as other mine closure costs. The $82.3 million charge included $73.7 million related to a study of the Company's assets and $8.6 million related to the closure of a specific operation.

         Using a comprehensive study of the Company's coal resources completed by a mining consulting firm in the fourth quarter of 1999, management estimated the future cash flows and residual values of its operations and assets. For certain long-lived assets, the sum of such expected future cash flows was estimated to be less than the carrying value. As a result, the Company determined that these assets met the criteria for impairment under SFAS No. 121. This impairment resulted in a $73.7 million pretax charge, primarily impacting goodwill ($42.1 million), coal lands and assets ($16.0 million) and DTA
         ($15.6 million).

         The balance of $8.6 million resulted from the decision to close the Meadow River mine in late December 1999. This closing resulted in an impairment of the mine's carrying value of $5.3 million and an accrual of $3.3 million in closure costs.

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

         The Company continues to assess, among other things, expected operating performance of assets through dates of anticipated disposal, contingent gains and losses and its estimates of the timing of expected sales of the Coal Operations, and such estimates may affect results from discontinued operations in future periods. The Company has evaluated the factors which entered into the calculation of the estimated loss and has determined that no adjustment to the estimated loss is appropriate for the third quarter of 2002.

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

         Certain assets and liabilities are expected to be retained by the Company, including most net working capital, other assets, certain parcels of land, income and non-income tax assets and liabilities, certain employee liabilities primarily for postretirement medical benefits, workers' compensation and black lung obligations, and reclamation related liabilities associated with certain closed coal mining sites in Virginia, West Virginia and Kentucky. In addition, the Company expects to continue to be liable for other contingencies, including its unconditional guarantee of the payment of the principal, interest and premium, if any, on coal terminal revenue refunding bonds (principal amount of $43.2 million).


                                      ---
                                       9

         The liabilities that the Company expects to retain are recorded in its balance sheet in accordance with GAAP. As described in the 2001 Annual Report on Form 10-K, under GAAP some of these liabilities, primarily related to actuarial losses for postretirement benefits, are not yet fully recorded on the balance sheet or reflect the sum of undiscounted expected cash payments which extend over a long period of time. The following is a summary as of September 30, 2002 of the carrying values of the assets and liabilities that the Company expects to retain:

                                                                                   September 30
         (In millions)                                                                 2002
         ------------------------------------------------------------------------------------------------
         Assets:
             Working capital                                                         $  6.4
             Property and equipment, net                                                4.6
             Net deferred tax assets                                                  243.4
             State non-income tax receivables                                          23.9
             Other assets                                                               8.3
         Liabilities:
             Company-sponsored retiree benefits other than pensions (a)              $276.3
             Health Benefit Act obligations (a)                                       152.3
             Black lung obligations (a)                                                45.4
             Workers' compensation (a)                                                 35.9
             Reclamation liabilities for inactive properties (a)                        7.8
             DTA guarantee                                                             43.2
             Pension plan withdrawal liability                                          8.2
             Other liabilities                                                          9.9
         ------------------------------------------------------------------------------------------------

         (a) The Company expects to incur ongoing expenses associated with its Coal Operations in future years including interest costs and amortization expenses on its retiree medical and black lung obligations, changes, if any, in valuations of liabilities for workers' compensation benefits, Health Benefit Act obligations and retained reclamation liabilities, and certain ongoing costs, if any, for abandoned sites or operations. Such expenses, related to 2002 and 2001, have been included in the loss from discontinued operations. Upon completion of the disposal of the Company's Coal Operations, these expenses will continue to be charged annually against the Company's earnings. Using assumptions in existence as of December 31, 2001, the Company estimated that such expenses over the following five years would approximate $45 million to $55 million per annum. Also using assumptions as of December 31, 2001, estimated cash payments associated with these liabilities were expected to be approximately $60 million to $70 million per annum during the following five years. Such estimates will be revised following the annual actuarial valuations which will be completed over the next few months.

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

         On February 10, 1999, the U.S. District Court of the Eastern District of Virginia entered a final judgment in favor of certain of the Company's subsidiaries and ruled that the Federal Black Lung Excise Tax ("FBLET") is unconstitutional as applied to export coal sales. A total of $0.8 million (including interest) was refunded in 1999 for the FBLET that those companies paid for the first quarter of 1997. The Company sought refunds of the FBLET it paid on export coal sales for all open statutory periods and received refunds of $23.4 million (including interest) during the fourth quarter of 2001. The Company continues to pursue the refund of other FBLET payments. Due to uncertainty as to the ultimate additional future amounts to be received, if any, which could amount to as much as $20 million (before interest and applicable income taxes), as well as the timing of any additional FBLET refunds, the Company has not recorded the benefit of such additional FBLET refunds in its estimate of operating


                                       --
                                       10
         losses to be incurred during the disposal period. Further, no amount for such refunds has been included in the table of assets and liabilities above.


6.       Restructuring

         During the fourth quarter of 2000, BAX Global finalized a restructuring plan aimed at reducing the capacity and cost of its airlift capabilities in the U.S. as well as reducing station operating expenses and sales, general and administrative costs in the Americas and Atlantic regions. This included the elimination of ten planes from the fleet and approximately 300 full-time positions including aircraft crew and station operating, sales and business unit overhead positions. The following table analyzes the changes in liabilities during the first nine months of 2002 for such costs:

                                                                      Fleet             Station and
         (In millions)                                               Charges               Other             Total
         ---------------------------------------------------------------------------------------------------------------------

         Balance at December 31, 2001                                 $ 2.1                 2.2               4.3
           Adjustments                                                    -                (0.1)             (0.1)
           Payments                                                    (1.6)               (0.5)             (2.1)
         ---------------------------------------------------------------------------------------------------------------------
         Balance at September 30, 2002                                $ 0.5                 1.6               2.1
         ---------------------------------------------------------------------------------------------------------------------

         The remaining accrual primarily includes contractual commitments for aircraft and facilities. The majority of the remaining accrual for fleet charges is expected to be paid by the end of 2002. The remaining accrual for station and other costs is expected to be paid through the end of 2007.


7.       Redemption of Convertible Preferred Stock

         On August 15, 2002, the Company redeemed all 21,433 outstanding shares of the $31.25 Series C Cumulative Preferred Stock (the "Convertible Preferred Stock") at an aggregate redemption price of $11.0 million, or $512.67 per share, including accrued and unpaid dividends of $0.2 million up to the redemption date. The Company no longer has any outstanding Convertible Preferred Stock and, therefore, dividends on the Convertible Preferred Stock have ceased to accrue. As a result of the premium paid in the redemption, basic and diluted earnings per common share were reduced by $0.01 per share in the third quarter and first nine months of 2002.


8.       Bank Credit Facilities

         In September 2002, the Company entered into a $350 million syndicated bank credit facility (the "Facility") which replaced the previous bank credit agreement of $362.5 million. The Company may borrow on a revolving basis over a three-year term ending September 2005. Approximately $165.4 million was available for borrowing under the facility as of September 30, 2002. The Company has the option to borrow based on a Libor-based rate plus a margin, a prime-rate or a competitive bid among the individual banks. The margin is 0.825% for Libor-based borrowings. The credit agreement provides for margin increases but does not accelerate payments should the Company's credit rating be reduced. When borrowings under the Facility are in excess of $175 million, the applicable margin is increased by 0.125%. The Company also pays an annual fee on the Facility based on the Company's credit rating. The fee, which can range from 0.125% to 0.400%, is currently at 0.175%. The Company's major subsidiaries have guaranteed the Facility. The new facility agreement contains various financial and other covenants. The financial covenants, among other things, limit the Company's total indebtedness, provide for minimum coverage of interest costs,



                                       --
                                       11
         and require the Company to maintain a minimum level of net worth. If the Company were not to comply with the terms of its various loan agreements, the repayment terms could be accelerated.

         The Company has two multi-currency revolving bank credit facilities that total $90 million in available credit, of which approximately $34.8 million was available at September 30, 2002. Various foreign subsidiaries maintain other secured and unsecured lines of credit and overdraft facilities with a number of banks. Borrowings outstanding under these agreements are included in short-term borrowings. The Company is currently negotiating a replacement for the $60 million multi-currency revolving bank facility (included in the $90 million noted above) that expires in December 2002. During November 2002, the Company entered into an additional multi-currency facility totaling $35 million.


9.       Unconditional Purchase Obligations

         At December 31, 2001, the Company had contractual commitments of $75.4 million with third parties to provide aircraft usage and services to BAX Global, which expire in 2002 through 2004. The fixed and determinable portion of the unrecorded obligations under these arrangements aggregate approximately $41.2 million in 2002, $27.6 million in 2003 and $6.6 million in 2004. Amounts purchased under these arrangements, including any variable component based on hours of usage, were $63.4 million in 2001, $84.2 million in 2000 and $57.5 million in 1999.

         At December 31, 2001, the Company had commitments of $58.2 million with lessors to pay annual minimum advance royalty payments related to the right to access and mine coal properties. These advance royalty payments are recoverable against future production. The fixed and determinable portion of the obligations under these arrangements aggregate approximately $3.3 million in 2002, $2.6 million in 2003, $2.9 million in 2004, $2.5 million in 2005, $2.6 million in 2006 and $44.3 million in later years. Amounts paid under these arrangements, including any variable component, were $9.8 million in 2001, $9.5 million in 2000 and $9.2 million in 1999. The variable component is based on coal produced pursuant to the mineral lease agreement. The Company expects the majority of these commitments related to discontinued operations to be assumed by purchasers of the various operations. At December 31, 2001, the Company had a $6.4 million liability recorded for the advance royalty commitments that it does not expect will be assumed by purchasers.


                                       --
                                       12

                      The Pittston Company and Subsidiaries
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


Summary
The Pittston Company ("Pittston") has three operating segments within its "Business and Security Services" businesses: Brink's, Incorporated ("Brink's"), Brink's Home Security, Inc. ("BHS"), and BAX Global Inc. ("BAX Global"). The fourth operating segment is Other Operations, which consists of Pittston's gold, timber and natural gas operations. Pittston intends to exit the coal business through the sale or shutdown of its coal mining operations and assets (including reserves) and the transfer of certain liabilities ("Coal Operations"). Coal Operations have been reported as discontinued operations for all periods presented herein. Pittston and its subsidiaries are referred to herein as the "Company".

The Company's income from continuing operations (after-tax) was $22.1 million and $60.3 million in the third quarter and first nine months of 2002, respectively, as compared to $9.2 million and $21.7 million in the comparable 2001 periods. Income from continuing operations (after-tax) was higher in the 2002 periods primarily due to improved operating results at BAX Global. Operating profit at Brink's in the first nine months of 2002 reflected special euro currency-related distribution projects, with most of the benefit occurring in the first quarter of 2002.


                              RESULTS OF OPERATIONS

                                                         Three Months                        Nine Months
                                                      Ended September 30                  Ended September 30
(In millions)                                       2002              2001              2002             2001
----------------------------------------------------------------------------------------------------------------------------
Revenues:
Business and Security Services:
   Brink's                                         $387.6             378.2           1,188.7          1,123.6
   BHS                                               72.2              64.9             209.6            190.9
   BAX Global                                       483.3             431.3           1,343.0          1,332.8
----------------------------------------------------------------------------------------------------------------------------
     Business and Security Services                 943.1             874.4           2,741.3          2,647.3
Other Operations                                     10.6               9.9              31.0             29.8
----------------------------------------------------------------------------------------------------------------------------
     Revenues                                      $953.7             884.3           2,772.3          2,677.1
----------------------------------------------------------------------------------------------------------------------------

Operating profit (loss):
Business and Security Services:
   Brink's                                         $ 16.1              21.7              67.6             56.0
   BHS                                               14.2              13.0              45.0             42.1
   BAX Global                                        10.6             (10.9)              7.9            (26.7)
----------------------------------------------------------------------------------------------------------------------------
     Business and Security Services                  40.9              23.8             120.5             71.4
Other Operations                                      1.1               1.4               5.6              5.1
----------------------------------------------------------------------------------------------------------------------------
     Segment operating profit                        42.0              25.2             126.1             76.5
General corporate expense                            (5.8)             (4.7)            (16.4)           (14.1)
----------------------------------------------------------------------------------------------------------------------------
     Operating profit                              $ 36.2              20.5             109.7             62.4
----------------------------------------------------------------------------------------------------------------------------


                                       --
                                       13

Brink's

                                                               Three Months                      Nine Months
                                                             Ended September 30               Ended September 30
(In millions)                                              2002              2001           2002              2001
----------------------------------------------------------------------------------------------------------------------------
Revenues:
   North America (a)                                     $175.6             170.2           516.7           506.6
   International                                          212.0             208.0           672.0           617.0
----------------------------------------------------------------------------------------------------------------------------
     Revenues                                            $387.6             378.2         1,188.7         1,123.6
----------------------------------------------------------------------------------------------------------------------------
Operating profit:
   North America (a)                                     $ 13.0              12.5            37.1            33.6
   International                                            3.1               9.2            30.5            22.4
----------------------------------------------------------------------------------------------------------------------------
     Segment operating profit                            $ 16.1              21.7            67.6            56.0
----------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization (b)                        $ 15.9              15.4            45.7            44.6
Goodwill amortization                                         -               0.6               -             1.6
Capital expenditures                                       21.6              20.3            55.1            53.9
----------------------------------------------------------------------------------------------------------------------------

(a)  Includes U.S. and Canada.
(b)  Excludes amortization of goodwill.

Brink's worldwide revenues of $387.6 million and $1,188.7 million in the third quarter and first nine months of 2002, respectively, represented a 2% and 6% increase over the same periods in 2001. Operating profit decreased 26% for the third quarter of 2002 as compared to the 2001 quarter due to performance in the International region. Operating profit in the first nine months of 2002 increased 21% over the prior year period and reflected increases in both International and North American operations. Special euro related processing and transportation work significantly contributed to increased performance in the first quarter of 2002 but lowered operating profits in the second and third quarters of 2002 since labor costs remained at higher than normal levels as the euro work approached completion. Euro banknotes and coins were introduced as the medium of exchange in a number of European countries on January 1, 2002.

Revenue
The increase in North American revenues of 3% in the third quarter and 2% in the first nine months of 2002 compared to the same 2001 periods reflected higher revenues from currency processing, armored car operations (which include ATM services) and Global Services business (air courier and diamond/jewelry).

International revenues increased 2% and 9% on a year over year basis in the third quarter and first nine months of 2002, respectively. Changes in currency exchange rates increased International revenues for the third quarter of 2002 by approximately 1% from the same period of 2001 as European currencies generally strengthened relative to the U.S. dollar during the 2002 quarter while South American currencies weakened. Changes in such exchange rates in the first nine months of 2002 as compared to the same period of 2001 reduced International revenues by approximately 2% since the effects of the generally strengthening European currencies were less pronounced while South American currencies weakened relative to the U.S. dollar throughout the first nine months of 2002. Excluding the effect of changes in currency rates, revenues for the third quarter and first nine months of 2002 were 1% and 11% higher, respectively, compared to the same periods of 2001. These improvements reflected general business growth in Europe during the quarter and work associated with the distribution of the euro in the nine month period of 2002 (primarily arising during the first quarter of 2002). Both periods were negatively impacted by the effects of difficult economic and operating conditions in South America.

Operating Profit
North American operating profits were 4% and 10% higher in the third quarter and first nine months of 2002, respectively, versus the 2001 periods primarily due to an increase in the U.S. Global Services operating results arising from improved pricing and operational improvements and efficiencies.


                                       --
                                       14

International operating profits decreased 66% year over year in the 2002 third quarter due to lower results in Europe and South America. International operating profits were 36% higher in the first nine months of 2002 as compared to the same period of 2001 due to improved results in Europe (including the benefit of special euro related processing and transportation work, noted above) and in Australia, largely resulting from higher pricing. These improvements outweighed lower operating profits in South America. International results for the third quarter and first nine months of 2001 benefited from approximately $2 million of pretax gains on the sale of the Company's investments in two non-strategic international affiliates.

Lower operating profits in Europe in the third quarter of 2002 versus the same period of 2001 reflected higher than normal labor expenses as a result of the winding down of operations that had been built up for the euro work, as well as severance expenses incurred in Germany to reduce its cost structure. European operating performance in the nine months ended September 30, 2002 reflected both higher volume and operational improvements and included the benefit of transportation and processing work (primarily in the first quarter) associated with the distribution of the euro and the return of legacy currencies. Brink's generated a modest amount of euro-related processing revenue in the current quarter but this was more than offset by higher than normal labor expenses as previously mentioned. In the first nine months of 2001, European operating performance reflected additional upfront costs associated with preparation for the euro work, entry into new markets and certain market development and start-up costs.

South America experienced lower operating results for the third quarter and first nine months of 2002 as a result of difficult economic and operating conditions. Primarily due to the impact of such conditions, operating results in Latin America were approximately $4 million lower in this year's third quarter as compared to last year. Economic and competitive pressures in South America are expected to continue. Asia/Pacific results in the third quarter and first nine months of 2002 were higher than the prior year periods primarily due to improved results in Australia, reflecting higher pricing.


Brink's Home Security

                                                             Three Months                    Nine Months
                                                          Ended September 30              Ended September 30
(Dollars in millions, subscriber data in thousands)      2002           2001              2002          2001
------------------------------------------------------------------------------------------------------------------------
Revenues                                                $ 72.2          64.9              209.6         190.9
------------------------------------------------------------------------------------------------------------------------
Operating profit:
Recurring services (a)                                  $ 26.5          24.5               81.1          75.9
Investment in new subscribers (b)                        (12.3)        (11.5)             (36.1)        (33.8)
------------------------------------------------------------------------------------------------------------------------
   Segment operating profit                             $ 14.2          13.0               45.0          42.1
------------------------------------------------------------------------------------------------------------------------
Monthly recurring revenues (c)                                                           $ 20.5          18.8
------------------------------------------------------------------------------------------------------------------------
Annualized disconnect rate                                 7.9%          8.0%               7.4%          7.6%
------------------------------------------------------------------------------------------------------------------------
Number of subscribers:
   Beginning of period                                   738.6         693.0              713.5         675.3
   Installations                                          26.8          24.0               77.7          67.1
   Disconnects                                           (14.7)        (14.0)             (40.5)        (39.4)
------------------------------------------------------------------------------------------------------------------------
   End of period                                         750.7         703.0              750.7         703.0
------------------------------------------------------------------------------------------------------------------------
Average number of subscribers                            744.2         698.1              732.1         688.5
Depreciation and amortization (d)                       $ 20.7          18.6               56.8          52.5
Amortization of deferred revenue                           6.2           6.2               18.0          17.9
Net cash deferrals on new subscribers (e)                  2.4           3.1                7.3           9.3
Capital expenditures                                      22.3          20.6               63.0          60.5
------------------------------------------------------------------------------------------------------------------------

(a) Reflects monthly operating profit generated from the existing subscriber base plus the amortization of deferred revenues less the amortization of deferred subscriber acquisition costs (primarily direct selling expenses).
(b) Primarily includes the marketing and selling expenses, net of the deferral of direct selling expenses, incurred in the acquisition of new subscribers.


                                       --
                                       15

(c) Calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for contractual monitoring and maintenance services. The amortization of deferred revenues is excluded.
(d) Includes amortization of deferred subscriber acquisition costs of $3.0 million and $2.7 million for the third quarters of 2002 and 2001, respectively, and $8.5 million and $7.8 million for the first nine months of 2002 and 2001, respectively.
(e) Consists of nonrefundable payments received from customers for new installations for which revenue recognition has been deferred, net of payments for direct selling costs for which expense recognition has been deferred.

Revenue
The increase in BHS's revenues for the third quarter and first nine months of 2002 versus the comparable 2001 periods was primarily due to a larger average subscriber base as well as higher average monitoring rates. These factors also contributed to a 9% increase in monthly recurring revenues for September 2002 as compared to September 2001. Installations for the third quarter and first nine months of 2002 were 12% and 16% higher, respectively, than in the comparable periods of 2001 primarily as a result of successful marketing efforts and new distribution channels.

Operating Profit
Operating profit for the third quarter and first nine months of 2002 increased $1.2 million and $2.9 million, respectively, from the same periods of 2001 as higher profit from recurring services was partially offset by an increased investment in new subscribers. Higher profit from recurring services was due to increased monitoring and service revenues, partially offset by increased depreciation from the larger number of security systems and higher monitoring costs. The 2002 annualized disconnect rates of 7.9% for the third quarter of 2002 and 7.4% for the first nine months of 2002 improved slightly over the comparable periods of 2001 largely due, BHS believes, to the effects of the higher credit standards established for new subscribers in recent years and its high quality customer service.


BAX Global

                                                              Three Months                        Nine Months
                                                           Ended September 30                 Ended September 30
(In millions)                                            2002               2001            2002              2001
--------------------------------------------------------------------------------------------------------------------------
Revenues:
   Americas                                            $255.8             241.1            729.1            757.5
   International                                        245.2             204.2            664.6            620.1
   Eliminations/other                                   (17.7)            (14.0)           (50.7)           (44.8)
--------------------------------------------------------------------------------------------------------------------------
      Revenues                                         $483.3             431.3          1,343.0          1,332.8
--------------------------------------------------------------------------------------------------------------------------
Operating profit (loss):
   Americas                                            $  4.7             (12.2)            (8.8)           (34.0)
   International                                          9.3               5.4             25.4             19.8
   Goodwill amortization                                    -              (1.9)               -             (5.6)
   Other                                                 (3.4)             (2.2)            (8.7)            (6.9)
--------------------------------------------------------------------------------------------------------------------------
      Segment operating profit (loss)                  $ 10.6             (10.9)             7.9            (26.7)
--------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization (a)                      $ 10.5              12.0             32.0             36.8
Capital expenditures                                      6.0               5.8             15.8             25.8
--------------------------------------------------------------------------------------------------------------------------
Intra-U.S. revenue                                     $119.1             111.1            331.8            346.8
Worldwide expedited freight services:
   Revenues                                            $375.3             339.2          1,038.9          1,066.9
   Weight in pounds                                     398.1             353.0          1,118.6          1,085.1
--------------------------------------------------------------------------------------------------------------------------

(a) Excludes amortization of goodwill.

Worldwide revenues increased 12% and 1% in the third quarter and first nine months of 2002, respectively, as compared to the same periods of 2001, primarily due to increases in International revenues. Operating results


                                       --
                                       16
improved $21.5 million in the third quarter and $34.6 million in the first nine months of 2002 as compared to the same periods of 2001, reflecting the benefit of ongoing efforts to better align transportation costs and operating expenses with market demands and economic conditions.

Revenue
Despite continuing weak economies in the U.S. and Europe, Americas revenues increased 6% in the third quarter of 2002 as compared to the same period of 2001, reflecting higher domestic volumes and an increase in revenue from special charter activity, partially offset by lower average revenue per pound. The special charter activity is not expected to continue beyond the early part of the fourth quarter of 2002. Revenues in the Americas for the first nine months of 2002 were 4% lower than the same period of 2001, due to lower volume of domestic and outbound international expedited airfreight services associated with the previously mentioned weak economies in the U.S. and Europe.

International revenue increases in the third quarter and first nine months over the 2001 periods were due to improved economic conditions in several Asia Pacific countries which resulted in increased air export volumes to the U.S., primarily associated with the high technology industry. In the Atlantic region, low export and import air-freight volumes caused by the continuing weak European economy resulted in a decrease in revenues for the first nine months of 2002 as compared to the same period of 2001. Additionally, during the quarter, Atlantic revenues were above the weak third quarter of 2001 primarily due to special air export activity from several large customers. Such activity is not expected to continue into the fourth quarter of 2002.

Operating Profit
Operating performance in the Americas region for the third quarter and first nine months of 2002 improved $16.9 million and $25.2 million, respectively, over the 2001 periods. The improvement was primarily due to the above-mentioned reductions in Americas transportation costs; costs per pound shipped in the three and nine month periods ended September 30, 2002 decreased as compared to the same periods of 2001 as a result of fleet reductions undertaken during late 2000 and 2001. The increased use of ground transportation has allowed BAX Global to lower its transportation costs in the Americas while continuing to maintain high levels of customer service. In addition, volume increases in the third quarter of 2002, discussed above, contributed to the improvement.

International operating profit for the third quarter and first nine months of 2002 as compared to the 2001 periods increased $3.9 million and $5.6 million, respectively, primarily due to improved economic conditions in Asia Pacific. Results in the Atlantic region improved during the quarter but decreased in the first nine months of 2002, largely due to low demand associated with a weak European economy.

A port dispute on the West Coast of the U.S. involving the International Longshore and Warehouse Union has been affecting trade between the U.S. and Asia since late September, resulting in a backlog of cargo shipments. BAX Global expects to benefit from the port dispute from higher volume of air freight exports from Asia Pacific and by chartering more of its aircraft, but it has also experienced lower domestic U.S. volume in October, which it believes is partly a result of the dispute slowing ocean imports into the U.S. The cost of space on third-party aircraft has increased as a result of higher demand, but BAX Global does not believe its margins should be materially adversely affected because it believes that a significant amount of these higher costs will be passed through to customers in the form of price increases. The effect of the port dispute on BAX Global's U.S. and International operating results is not yet known.

2000 Restructuring Plan
During the fourth quarter of 2000, BAX Global finalized a restructuring plan aimed at reducing the capacity and cost of its airlift capabilities in the U.S. as well as reducing station operating expenses and sales, general and administrative costs in the Americas and Atlantic regions. This included the elimination of ten planes from the fleet and approximately 300 full-time positions including aircraft crew and station operating, sales and business unit overhead positions. The following table analyzes the changes in liabilities during the first nine months of 2002 for such costs:


                                       --
                                       17

                                                  Fleet             Station and
(In millions)                                    Charges               Other            Total
-------------------------------------------------------------------------------------------------------

Balance at December 31, 2001                      $ 2.1                 2.2              4.3
   Adjustments                                        -                (0.1)            (0.1)
   Payments                                        (1.6)               (0.5)            (2.1)
-------------------------------------------------------------------------------------------------------
Balance at September 30, 2002                     $ 0.5                 1.6              2.1
-------------------------------------------------------------------------------------------------------


The remaining accrual primarily includes contractual commitments for aircraft and facilities. The majority of the remaining accrual for fleet charges is expected to be paid by the end of 2002. The remaining accrual for station and other costs is expected to be paid through the end of 2007.

Other Operations
The Company's gold operations had net sales of $3.4 million during the third quarter of 2002 and $11.0 million in the first nine months of 2002, a decrease of $0.2 million and an increase of $0.5 million, respectively, over the 2001 periods. Operating profit for the third quarter of 2002 decreased $0.7 million as a result of higher costs per ounce sold. Operating results for the nine months ended September 30, 2002 improved $1.3 million as a result of higher gold realizations and lower costs per ounce sold.

The Company previously reported an agreement in principle with respect to the sale of substantially all of its gold operations, subject to execution of a definitive sale and purchase agreement and significant conditions. During the quarter, in anticipation of the likely failure of significant conditions, the parties agreed to restructure their agreement in principle. The agreement in principle is subject to execution of a definitive sale and purchase agreement and significant conditions.

Net sales from the Company's timber business of $5.6 million in the third quarter and $ 15.2 million in the first nine months of 2002 reflected increases of 22% and 11%, respectively, over the comparable 2001 periods, primarily due to increased sales volumes. Operating losses of $0.2 million in the third quarter and $0.6 million in the first nine months of 2002, respectively, decreased $0.6 million and $1.1 million from the 2001 periods, primarily due to the higher sales volumes.

Net sales from the Company's natural gas operations remained flat in the third quarter of 2002 as compared to the third quarter of 2001 and decreased $0.9 million to $4.8 million, for the nine months ended September 30, 2002 primarily due to lower natural gas prices. Operating profit for the natural gas operations, including royalty income, declined $0.2 million and $2.0 million from the third quarter and first nine months of 2001, respectively, to $2.3 million and $6.6 million, respectively, primarily due to lower natural gas prices.

Discontinued Operations
The Company is exiting the coal business through the sale or shutdown of its coal mining operations and assets (including reserves) and the transfer of certain liabilities. The Company's Coal Operations have been reported as discontinued operations for all periods presented herein.

The Company's plan of disposal includes the sale or shutdown of its active and idle coal mining operations (including 24 Company or contractor operated mines and 5 active plants) and reserves, as well as other assets which support those operations. The assets to be disposed of primarily include property, plant and equipment, some inventory and the Company's partnership interest in Dominion Terminal Associates, a coal port facility in Newport News, Virginia. It is expected that certain liabilities will be assumed by the purchasers. Total proceeds from the sale of Coal Operations, which could include cash, notes receivable, the present value of minimum future royalties to be received and liabilities to be transferred, are expected to exceed $100 million.

The Company sold certain properties in West Virginia in January 2002. In July 2002, the Company sold substantially all of its operations and assets in Kentucky. Although the Company had announced in July 2002 that it had agreed to sell substantially all of its remaining coal mining assets (including reserves) in West


                                       --
                                       18

Virginia, due to closing conditions not being satisfied, the Company and the purchaser have preliminarily agreed to restructure the West Virginia sale transaction. Under the restructured transaction the purchaser is expected to purchase all of the active mining operations in West Virginia and obtain a one-year option to acquire the Company's other West Virginia coal reserves, which are currently not being mined by the Company. In October 2002, the Company agreed to sell substantially all of its remaining coal assets in Virginia. The Company currently expects to complete the disposal of its coal operations before the end of 2002.

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

The Company continues to assess, among other things, expected operating performance of assets through dates of anticipated disposal, contingent gains and losses and its estimates of the timing of expected sales of the Coal Operations, and such estimates may affect results from discontinued operations in future periods. The Company has evaluated the factors which entered into the calculation of the estimated loss and has determined that no adjustment to the estimated loss is appropriate for the third quarter of 2002.

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

Certain assets and liabilities are expected to be retained by the Company, including most net working capital, other assets, certain parcels of land, income and non-income tax assets and liabilities, certain employee liabilities primarily for postretirement medical benefits, workers' compensation and black lung obligations, and reclamation related liabilities associated with certain closed coal mining sites in Virginia, West Virginia and Kentucky. In addition, the Company expects to continue to be liable for other contingencies, including its unconditional guarantee of the payment of the principal, interest and premium, if any, on coal terminal revenue refunding bonds (principal amount of $43.2 million).

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

The Company has established a Voluntary Employees' Beneficiary Association ("VEBA") which is intended to tax-efficiently fund certain retiree medical liabilities primarily for retired coal miners and their dependents. The VEBA may receive partial funding from the proceeds of the planned sale of the Company's coal business as well as other sources over time. As of September 30, 2002, the balance in the VEBA was $17.3 million and was included in other non-current assets.

On February 10, 1999, the U.S. District Court of the Eastern District of Virginia entered a final judgment in favor of certain of the Company's subsidiaries and ruled that the Federal Black Lung Excise Tax ("FBLET") is unconstitutional as applied to export coal sales. A total of $0.8 million (including interest) was refunded in 1999


                                       --
                                       19
for the FBLET that those companies paid for the first quarter of 1997. The Company sought refunds of the FBLET it paid on export coal sales for all open statutory periods and received refunds of $23.4 million (including interest) during the fourth quarter of 2001. The Company continues to pursue the refund of other FBLET payments. Due to uncertainty as to the ultimate additional future amounts to be received, if any, which could amount to as much as $20 million (before interest and applicable income taxes), as well as the timing of any additional FBLET refunds, the Company has not recorded the benefit of such additional FBLET refunds in its estimate of operating losses to be incurred during the disposal period.

Operating Performance of Discontinued Operations
Since estimated operating losses during the sales period for the discontinued operations are recorded as part of the estimated loss on the disposal of the discontinued segment, actual operating results of operations during this period are not included in consolidated results of operations. The following table shows selected financial information for Coal Operations during the third quarter and first nine months of 2002 and 2001.


                                                            Three Months Ended               Nine Months Ended
                                                               September 30                     September 30
(In millions)                                             2002              2001            2002              2001
-----------------------------------------------------------------------------------------------------------------------------
Sales                                                  $  69.0             99.3            206.8            299.4
Operating profit (loss) before inactive
    employee benefit costs                                (8.7)             1.3            (16.5)            (1.3)
Inactive employee benefit costs                          (14.9)            (6.7)           (35.6)           (19.6)
-----------------------------------------------------------------------------------------------------------------------------
Operating loss                                           (23.6)            (5.4)           (52.1)           (20.9)
Loss before income taxes                                $(23.1)            (4.9)           (50.7)           (19.2)
-----------------------------------------------------------------------------------------------------------------------------


Coal revenues of $69.0 million and $206.8 million for the third quarter and first nine months of 2002, respectively, were $30.3 million and $92.6 million lower than the comparable periods of 2001 primarily as a result of a decrease in sales volumes. Operating loss before inactive employee costs in the third quarter and first nine months of 2002 was $10.0 million and $15.2 million higher than the respective 2001 periods. The higher losses were primarily due to lower production volumes as a result of idling certain mines, which resulted in lower coal margin in 2002. The higher 2002 operating losses were partially offset by $1.6 million of other operating income related to a Harbor Maintenance Tax refund received in the first nine months of 2002. Inactive employee benefit costs in the third quarter and first nine months of 2002 were higher than the comparable 2001 periods primarily as a result of changes in actuarial assumptions and valuations.

The Company expects to incur ongoing expenses associated with its Coal Operations in future years including interest costs and amortization expenses on its retiree medical and black lung obligations, changes, if any, in valuations of liabilities for workers' compensation benefits, Health Benefit Act benefits and retained reclamation liabilities, and certain ongoing costs, if any, for abandoned sites or operations. Such expenses, related to 2001 and 2002, have been included in the loss from discontinued operations. Upon completion of the disposal of the Company's Coal Operations, these expenses will continue to be charged annually against the Company's earnings. Using assumptions in existence as of December 31, 2001, the Company estimated that such expenses over the following five years would approximate $45 million to $55 million per annum. Also using assumptions as of December 31, 2001, estimated cash payments associated with these liabilities were expected to be approximately
$60 million to $70 million per annum during the following five years.
Such estimates of expenses and cash flow will be revised following the annual actuarial valuations which will be completed over the next few months.

Foreign operations
The Company operates in over 100 countries each with a local currency other than the U.S. dollar. Because the financial results of the Company are reported in U.S. dollars, its results are affected by changes in the value of the various foreign currencies in relation to the U.S. dollar. Changes in exchange rates may also affect transactions which are denominated in currencies other than the functional currency. The diversity of foreign


                                       --
                                       20
operations helps to mitigate a portion of the impact that foreign currency fluctuations may have in any one country on the translated results. The Company, from time to time, uses foreign currency forward contracts to hedge transactional risks associated with foreign currencies. Translation adjustments of net monetary assets and liabilities denominated in the local currency relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period.

The Company is also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, political instability, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Company cannot be predicted.

Other operating income, net
Other operating income, net, which is a component of each operating segment's previously discussed operating profit, generally includes the Company's share of net earnings or losses of unconsolidated affiliates, gains or losses on the sale of subsidiaries and affiliates, royalty income and gains and losses from foreign currency exchange. Other operating income, net for the three and nine months ended September 30, 2002 was $4.2 million and $10.3 million, respectively, compared to $7.4 million and $16.3 million, respectively, in the three and nine months ended September 30, 2001. The decrease in other operating income for the three and nine month periods ended September 30, 2002 as compared to the same periods of 2001 is primarily attributed to approximately $2 million of gains realized from the sale of Brink's interests in two non-strategic international affiliates during the third quarter of 2001, as well as lower earnings of unconsolidated foreign equity affiliates in the 2002 periods and the effects of foreign currency exchange fluctuations.

Stabilization Act compensation
The terrorist attacks in the U.S. in September 2001 directly impacted BAX Global's operating results to the extent that it was not able to provide air cargo service to its customers for a short period in September 2001. The Company received $5.9 million in September 2002 in compensation from the U.S. government pursuant to the Air Transportation Safety and System Stabilization Act. The Company does not expect any additional amounts to be collected pursuant to the Act.

Interest expense, net
Interest expense, net decreased $3.0 million and $8.4 million in the third quarter and first nine months of 2002, respectively, as compared to the same periods of 2001 due to lower average borrowings and borrowing rates.

Other income (expense), net
Other income (expense), net for the three and nine months ended September 30, 2002 was expense of $1.0 million and $4.0 million, respectively, compared to income of $2.9 million and expense of $0.6 million for the three and nine months ended September 30, 2001, respectively. The 2001 periods included a $3.9 million gain on the sale of marketable securities.

Income taxes
The provision for income taxes from continuing operations was greater than the statutory federal income tax rate of 35% in each of the 2002 and 2001 periods presented primarily due to certain nondeductible goodwill amortization expense in 2001 and state income taxes, partially offset by lower taxes on foreign income. The Company's effective tax rate in the first nine months of 2002 is lower than the same period in 2001 due to adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" (See "Accounting Changes") because goodwill amortization, the majority of which is not deductible for income tax purposes, is no longer deducted from income from continuing operations. The tax provision in the third quarter was higher than in the first half of 2002 due to higher tax expense related to international operations. As a result of Coal Operations being reported as discontinued operations, the tax benefits of percentage depletion are not reflected in the effective tax rate from continuing operations.


                                       --
                                       21

                         LIQUIDITY AND CAPITAL RESOURCES

Summary of cash flows before financing activities:

                                                               Nine Months Ended September 30
(In millions)                                                       2002              2001
----------------------------------------------------------------------------------------------------
Operating activities:
   Before changes in operating assets and liabilities             $ 234.4            212.7
   Changes in assets and liabilities                                (11.8)            (2.9)
   Discontinued operations                                          (61.8)           (23.6)
----------------------------------------------------------------------------------------------------
     Operating activities                                           160.8            186.2
Investing activities:
   Capital and aircraft heavy maintenance expenditures             (166.4)          (156.2)
   Other                                                              3.8             (1.8)
   Discontinued operations                                          (12.2)            (6.7)
----------------------------------------------------------------------------------------------------
     Investing activities                                          (174.8)          (164.7)
----------------------------------------------------------------------------------------------------
Cash flows before financing activities                            $ (14.0)            21.5
----------------------------------------------------------------------------------------------------


Operating activities
Cash provided by operating activities was $25.4 million lower in the first nine months of 2002 compared to the same period of 2001 as $38.6 million higher income from continuing operations was more than offset by a $38.2 million increase in cash used for discontinued operations and a $35.1 million contribution to the Company's primary U.S. pension plan. Higher cash used by the Company's discontinued Coal Operations in 2002 was primarily related to higher operating losses resulting from weak coal market conditions.

During the first nine months of 2002, BAX Funding Corporation ("BAX Funding"), a wholly owned, consolidated special-purpose subsidiary of BAX Global, has increased the net amount of revolving interest sold in certain of BAX Global's U.S. domestic accounts receivable by $4.0 million to $73.0 million. During the same period of 2001, Bax Funding decreased the net amount of revolving interest sold by $18 million to $67 million.

Investing activities
Capital expenditures for the first nine months of 2002 of $142.4 million were $2.9 million lower than for the same period in 2001. Of the 2002 capital expenditures, $55.1 million was spent by Brink's, $63.0 million was spent by BHS, $15.8 million was spent by BAX Global and $8.5 million was spent by Other Operations. Lower capital expenditures in 2002 as compared to 2001 were primarily due to a reduction in spending on major information technology initiatives at BAX Global in the first nine months of 2002.

Aircraft heavy maintenance expenditures increased $13.1 million during the first nine months of 2002 to $24.0 million as compared to the same period of 2001 as a result of the timing of regularly scheduled maintenance for airplanes. The Company expects to spend between $28 million and $32 million on aircraft heavy maintenance in 2002.

Capital expenditures for continuing operations in 2002 are currently expected to range from $190 million to $200 million, depending on operating results over the balance of the year. Expected capital expenditures for 2002 reflect an increase in customer installations at BHS and security and information technology spending at Brink's. Additionally, an amount ranging from $19 million to $20 million of necessary or committed expenditures relating to the discontinued operations is expected during the full year 2002. The increase in investing activities for the discontinued operations reflects spending in the first half of 2002 on the development of a deep mine.


                                       --
                                       22

The Company's consolidated cash flows before financing activities depends on each of the operating segments' cash flows.

                                                               Nine Months
                                                            Ended September 30
(In millions)                                             2002              2001
------------------------------------------------------------------------------------------
Cash flows before financing activities:
   Brink's                                              $ 50.8             32.0
   BHS                                                    33.6             28.9
   BAX Global                                             11.2             (4.4)
   Corporate and Other Operations                        (39.7)            (4.8)
   Discontinued operations                               (69.9)           (30.2)
------------------------------------------------------------------------------------------
Cash flows before financing activities                  $(14.0)            21.5
------------------------------------------------------------------------------------------

Cash flows before financing activities at Brink's were above the 2001 period primarily due to an improvement in operating performance in the 2002 period versus the 2001 period, and favorable changes in working capital and a decrease in cash used in investing activities during 2002. Cash flows before financing activities at BHS increased primarily due to an improvement in operating performance in 2002 partially offset by higher capital expenditures and deferred sales costs associated with a higher number of installations. The increase in cash flows before financing activities at BAX Global in 2002 as compared to the first nine months of 2001 is primarily due to improved operating results and lower capital expenditures, partially offset by higher aircraft heavy maintenance expenditures. Cash flows before financing for BAX Global in 2001 included a $3.9 million gain on the sale of marketable securities. Cash flows before financing for corporate and other operations in the 2002 period reflect a contribution of $35.1 million to the Company's primary U.S. pension plan. Discontinued operations' cash flow before financing was lower in 2002 than 2001 primarily due to a larger operating loss resulting from weak coal market conditions and development spending on the above-mentioned deep mine.

Financing activities
Net cash flows provided by financing activities were $50.2 million for the first nine months of 2002 compared with net cash flows used by financing activities of $8.1 million for the same period of 2001. The Company's cash provided by financing activities are typically from short-term borrowings or from net borrowings under the Company's revolving bank credit facility, discussed below. The Company also borrowed $20 million in the second quarter of 2002 and $75 million in the first quarter of 2001 under longer-term issuances of Senior Notes, also discussed below.

In September 2002, the Company entered into a $350 million bank credit facility (the "Facility") which replaced the previous bank credit agreement of $362.5 million. The Company may borrow on a revolving basis over a three-year term ending September 2005. Approximately $165.4 million was available for borrowing under the facility on September 30, 2002.

The Company has two multi-currency revolving bank credit facilities that total $90 million in available credit, of which approximately $34.8 million was available at September 30, 2002. Various foreign subsidiaries maintain other secured and unsecured lines of credit and overdraft facilities with a number of banks. Borrowings outstanding under these agreements are included in short-term borrowings. The Company is currently negotiating a replacement for the $60 million multi-currency revolving bank facility (included in the $90 million noted above) that expires in December 2002. During November 2002, the Company entered into an additional multi-currency facility totaling $35 million.

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


                                       --
                                       23

The U.S. revolving bank credit facility, the agreements under which the Senior Notes were issued and the multi-currency revolving bank credit facilities each contain various financial and other covenants. The financial covenants limit the Company's total indebtedness, provide for minimum coverage of interest costs, and require the Company to maintain a minimum level of net worth. A failure to comply with the terms of one of these loan agreements could result in the acceleration of the repayment terms in that agreement as well as in the Company's other loan agreements. At September 30, 2002 the Company was in compliance with all financial covenants.

Other
Due to the continuing weak performance of U.S. and international investment markets during 2002, the Company made a voluntary contribution of $35.1 million to its primary U.S. pension plan trust in September 2002. The Company may elect to make further voluntary contributions during the fourth quarter of 2002. If investment markets do not show substantial improvement in the fourth quarter of 2002, the Company expects its pension plan expense will increase in 2003. The amount of change in expense, if any, cannot be estimated prior to the completion of the annual reevaluation of actuarial assumptions and the determination of year end pension trust asset values.

During the first quarter of 2002, certain of Brink's French operating subsidiaries upgraded information systems used to bill customers and to record revenues. During the upgrade process, the subsidiaries billed customers on a delayed basis and recognized revenues using estimates of services performed. The subsidiaries have been adjusting their customer billings and revenues for differences between the estimated billings and actual billings during the second and third quarters of 2002 and are expected to complete such billing adjustments during the fourth quarter of 2002. The Company does not expect these adjustments to customer billings and revenues to be material. Largely as the result of delays associated with the process, receivables at Brink's French subsidiaries were $31.0 million higher at September 30, 2002 than at December 31, 2001.

Capitalization
As of September 30, 2002, the Company had the remaining authority to purchase over time up to 1.0 million shares of Pittston Common Stock with an aggregate purchase price limitation of $19.1 million for all such purchases. Such shares are to be purchased from time to time in the open market or in private transactions, as conditions warrant.

On August 15, 2002, the Company redeemed all 21,433 outstanding shares of the $31.25 Series C Cumulative Preferred Stock (the "Convertible Preferred Stock") at an aggregate redemption price of $11.0 million, or $512.67 per share, including accrued and unpaid dividends of $0.2 million up to the redemption date. The Company no longer has any outstanding Convertible Preferred Stock and, therefore, dividends on the Convertible Preferred Stock have ceased to accrue. As a result of the premium paid in the redemption, basic and diluted earnings per common share were reduced by $0.01 per share in the third quarter and first nine months of 2002.

Dividends
During the first nine months of 2002 and 2001, the Company paid cash dividends of $3.6 million and $3.5 million, respectively on Pittston Common Stock. Dividends paid on the Company's preferred stock were $0.5 million in the first nine months in each of 2002 and 2001. Future dividends, if any, on the Company's common stock are dependent on the earnings, financial condition, cash flow and business requirements of the Company, as determined by the Company's Board of Directors (the "Board"). On October 31, 2002, the Board declared its regular quarterly dividend of $0.025 per share on its common stock, payable during the fourth quarter of 2002.

Preferred dividends included in the Company's computation of basic and diluted earnings per share for the three and nine months ended September 30, 2002 include a $0.6 million premium on the redemption of the Company's Convertible Preferred Stock. The premium is the difference between the cash paid to the holders of the Convertible Preferred Stock and the carrying amount of the redeemed Convertible Preferred Stock. As a result of the above mentioned redemption of all outstanding shares of the Convertible Preferred Stock, no


                                       --
                                       24
further preferred dividends will be declared.

Accounting changes
The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," in the first quarter of 2002 and, in accordance with the new standard, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are tested for impairment at least annually. The Company's goodwill amortization for the third quarter and first nine months of 2001 was $1.8 million and $5.3 million, respectively ($0.04 and $0.11 per diluted share) including tax effects. The Company completed the transitional goodwill impairment test during the second quarter of 2002 with no impairment charges resulting.

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

Pending accounting changes
SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001 and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it becomes an obligation, if a reasonable estimate of fair value can be made. The Company will adopt SFAS No. 143 in 2003. The Company is currently evaluating the effect that implementation of the new standard may have on its results of operations and financial position.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002 and applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a charge for most anticipated costs. Instead, a liability for costs associated with an exit or disposal activity will be recorded when that liability is incurred and can be measured at fair value. SFAS No. 146 also revises accounting for specified employee and contract terminations that are part of restructuring activities. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002.

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


                                       --
                                       25

Controls and procedures
Within the 90 days prior to the filing date of this report, the Company performed an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company was made known to them, particularly with respect to the period covered by this report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to date of the evaluation.

Forward-looking information
Certain of the matters discussed herein, including statements regarding the timing and outcome of the disposal of the coal business, assets expected to be disposed of, expected proceeds from the disposal of the coal business, the retention of certain assets and liabilities following the disposal of the coal assets, the Company's ongoing expenses associated with its Coal Operations, the impact of SFAS No. 143 on the Company's results of operations and financial position, the timing of funding and source of funds for the VEBA, the amount and timing of additional FBLET refunds, if any, the expectation that economic and competitive pressures in South America will continue, the belief that increased special charter activity will not continue past the early part of the fourth quarter of 2002, the expected impact of the West Coast port dispute on BAX Global, the timing of the payment of fleet charges and station and other costs relating to the BAX Global restructuring, the outcome of the proposed transaction with respect to the Company's gold operations, projected aircraft heavy maintenance expenses and capital spending, the replacement of one of the Company's multi-currency credit facilities, possible contributions to the Company's primary U.S. pension plan trust during the fourth quarter of 2002, the potential for increases in pension plan expenses in 2003 compared to 2002 and the timing and impact of expected adjustments to Brink's subsidiaries' customer bills in France, involve forward-looking information which is subject to known and unknown risks, uncertainties, and contingencies, many of which are beyond the control of Pittston and its subsidiaries, that could cause actual results, performance or achievements to differ materially from those that are anticipated. Such risks, uncertainties and contingencies include, but are not limited to, the ultimate outcome of efforts to sell the coal business, the negotiation and execution of documentation for the restructured West Virginia coal transaction and the receipt of various consents related thereto, the financial condition of the potential purchaser in the West Virginia coal transaction and approvals of the bankruptcy court, the satisfaction of various conditions to the consummation of the sale of coal mining assets and reserves in Virginia, including the receipt of various consents and the approval of various transaction documents by the buyer's lenders, the completion of sales of coal assets on mutually agreeable terms, the parties that purchase the coal assets, variations in the price of coal, variations in the number of people entitled to retiree medical benefits arising from Coal Operations, the interpretation of SFAS No. 143 by third parties, the position taken by governmental entities with respect to the timing and amount of additional
FBLET refunds, if any, the economy, political conditions and performance of Brink's competitors in South America, the need for customers to utilize BAX Global's special charter capabilities to meet delivery demands, the timing of the resolution of the West Coast port dispute and responses by producers of goods to the dispute, the execution of a definitive agreement with respect to the sale of the Company's gold operations and the satisfaction of significant conditions to such sale, the allocation of funds to pay the costs relating to the BAX Global restructuring, the commercial lending market, the performance of the various markets in which the Company's primary
U.S. pension plan trust invested, the results of the reevaluation of actuarial assumptions and the determination of year end pension trust asset values, the ability of certain of Brink's subsidiaries in France to realize the full amount of accounts receivable, net of allowance for doubtful accounts, the expansion of any of the operating segments into new markets, the costs in 2002 associated with security and information technology enhancements at Brink's and the development of a deep mine by the Company's Coal Operations, overall economic and business conditions, the domestic and international demand for the Company's products and services, pricing and other competitive factors in the Company's businesses, labor relations, new government regulations and legislative initiatives, variations in costs or expenses and performance delays by any public or private sector supplier, service provider or customer.


                                       --
                                       26

                           Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         Exhibit
         Number
         ------

         3(b)     The Registrant's Bylaws, as amended through September 13, 2002.

         10       Credit Agreement, dated as of September 6, 2002, among The
                  Pittston Company, as Borrower, Certain of Its Subsidiaries, as
                  Guarantors, Various Lenders, Fleet National Bank, as
                  Co-Arranger and Documentation Agent, Wachovia Bank, National
                  Association, and The Bank of Nova Scotia, as Co-Arrangers and
                  Syndication Agents, JPMorgan Chase Bank, as Administrative
                  Agent, and J.P. Morgan Securities Inc., as Sole Advisor, Lead
                  Arranger and Bookrunner

(b) Report on Form 8-K, filed on August 14, 2002, reporting the filing of sworn statements pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934, as amended, and the provision of certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                       --
                                       27

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       THE PITTSTON COMPANY



November 14, 2002                             By:       /s/ Robert T. Ritter
                                                  -----------------------------
                                                          Robert T. Ritter
                                                        (Vice President and
                                                      Chief Financial Officer)

                                       --
                                       28

                                 CERTIFICATIONS


         I, Michael T. Dan, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of The Pittston Company;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002               /s/ Michael T. Dan
                                         -----------------------------
                                         Michael T. Dan
                                         Chief Executive Officer



                                       --
                                       29

         I, Robert T. Ritter, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of The Pittston Company;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002           /s/ Robert T. Ritter
                                     --------------------------------------
                                     Robert T. Ritter
                                     Vice President and Chief Financial Officer


                                       --
                                       30


                          STATEMENT OF DIFFERENCES
                          ------------------------

 The section symbol shall be expressed as............................... 'SS'