Form 10-K
period 2002-12-31
PITTSTON CO
filed 2003-03-26
CIK 78890

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
   (MARK ONE)
      X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                                    OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 1-9148

                            THE PITTSTON COMPANY
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          VIRGINIA                                     54-1317776
(STATE OR OTHER JURISDICTION OF                      (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

   P.O. BOX 18100,
  1801 BAYBERRY COURT
  RICHMOND, VIRGINIA                                   23226-8100
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    (804) 289-9600

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

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes  X       No
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
                                                       Yes  X       No
         As of March 1, 2003, there were issued and outstanding 54,253,423 shares of common stock. The aggregate market value of shares of common stock held by nonaffiliates, as of June 28, 2002, was $1,237,810,008.

         Documents incorporated by reference: Part I, Part II and Part IV incorporate information by reference from the Annual Report of the Company for the year ended December 31, 2002. Part III incorporates information by reference from portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A.

PART I


ITEMS 1 AND 2. BUSINESS AND PROPERTIES
--------------------------------------------------------------------------------

THE PITTSTON COMPANY

The Pittston Company, a Virginia corporation incorporated in 1930, has three primary operating segments within its "Business and Security Services" businesses: Brink's, Incorporated ("Brink's"); Brink's Home Security, Inc. ("BHS"); and BAX Global Inc. ("BAX Global").

The fourth operating segment is Other Operations, which consists of gold, timber and natural gas operations. The Company also has significant assets and liabilities associated with its former coal operations and expects to have significant ongoing expenses and cash outflows related to former coal operations in the future.

The Pittston Company and its subsidiaries are referred to herein as the "Company". The Company's common stock trades on the New York Stock Exchange under the symbol "PZB."

Financial information related to the Company's operating segments is included in
Note 2 to the Consolidated Financial Statements in the Company's 2002 Annual Report, which Note is herein incorporated by reference.

The Company has approximately 50,000 employees in its Business and Security Services operations, including approximately 37,500 at Brink's, 2,500 at BHS and 10,000 at BAX Global.

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

The Pittston Company's internet address is www.pittston.com. The Company makes available, free of charge, through its website, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such information with or furnishes it to the Securities and Exchange Commission.


BUSINESS AND SECURITY SERVICES

BRINK'S, INCORPORATED ("BRINK'S")

GENERAL
The major services offered by Brink's include armored car transportation, automated teller machine ("ATM") servicing, currency and deposit processing, coin sorting and wrapping, arranging the secure air transportation of valuables ("Global Services") and the deploying and servicing of safes and safe control devices, including its patented CompuSafe(R) service. Brink's serves customers through 154 branches in the U.S. and 41 branches in Canada. Service is also provided through subsidiaries, equity affiliates and associated companies in 48 countries outside the U.S. and Canada. Brink's ownership interest in subsidiaries and affiliated companies ranges from 20% to 100%. In some instances local laws limit the extent of Brink's ownership interest.

Brink's customers include banks; industrial, retail and other commercial businesses; investment banking and brokerage firms; and government agencies, such as a country's central bank. Brink's provides individualized services under separate contracts designed to meet the distinct transportation, security and logistics requirements of its customers. These contracts are usually for an initial term of one year or less, but continue in effect thereafter until canceled by either party.

Brink's armored car transportation services generally include secure transportation of:

o Cash from businesses to banks for deposit.

o Cash, securities and other negotiable items and valuables between commercial banks, central banks (such as the U.S. Federal Reserve Banks and their branches and correspondents) and brokerage firms.

o New currency, coins and precious metals for a number of central banks throughout the world.

o Canceled checks between banks or between a clearing house and its member banks in certain geographic areas.

In late 2001 and early 2002, Brink's participated in the initial distribution of the euro in Europe.

The trend by banks, retail businesses and others to outsource vaulting and cash room operations continued in 2002. Brink's provides coin and currency processing ("cash logistics") services primarily to banks and retail customers. Retail customers use Brink's cash logistics services to count and reconcile coins and currency in Brink's secure environment, to prepare bank deposit information and to replenish retail locations' coins and currency in proper denominations.

Through its proprietary cash processing and information systems, Brink's offers customers the ability to integrate a full range of cash vault, ATM, transportation, storage, processing, inventory management and reporting services. Brink's believes that its cash processing and information systems differentiate its cash logistics services from its competitors.

For transporting money and other valuables over long distances, Brink's Global Services offers a combined armored car and secure air transportation service between many cities around the world. Brink's uses regularly scheduled or chartered aircraft in connection with its air courier services. Included in Global Services is a worldwide specialized diamond and jewelry secure transportation operation, with offices in the major diamond and jewelry centers of the world.

Brink's CompuSafe(R) services provide retail customers with a proprietary integrated system of safeguarding and managing cash. Brink's markets its CompuSafe(R) services to a variety of cash-intensive retail customers, such as convenience stores, gas stations and restaurants. The service includes installing a specialized safe in the retail establishment that holds safeguarded canisters. The customer's employees deposit currency into the canister. The canister can only be removed by Brink's armored car personnel.

Brink's International operations accounted for approximately 56% of its revenues and 46% of its operating profits in 2002. Brink's has International operations in three regions: Europe, South America and Asia/Pacific.

COMPETITION
Brink's is the oldest and largest armored car service company in the U.S. as well as a market leader in many of the countries in which it operates. Worldwide, Brink's competes with a number of large multinational companies and with many smaller companies.

Primary factors in attracting and retaining customers are security, the quality of services provided and the price charged for services rendered. Brink's believes its competitive advantages include:

o  Recognizable name

o  Reputation for a high level of service and security

o  Proprietary cash processing and information systems

o  High-quality insurance coverage

o Ability to serve multiple markets for the same customer in many of the countries in which Brink's has operations

Brink's believes its cost structure is generally competitive, although Brink's believes certain competitors may have lower costs as a result of lower wage and benefit levels for employees or as a result of different security standards.

To reduce costs, financial institutions frequently use consultants and purchasing and procurement professionals to negotiate price and frequency of services with armored car companies. Brink's growth in sales to retail businesses is partially dependent on the growth in the economy. Recent slow economic growth has resulted in an increasing focus on the cost of armored car services by retail customers. Because of Brink's high level of service and security, and quality insurance coverage, Brink's resists competing on price alone.

The availability of quality and reliable insurance coverage is an important factor in the ability of Brink's to obtain and retain customers and to manage the risks of its business. Brink's purchases "all risk" insurance coverage for losses in excess of what it considers prudent deductibles and/or retentions. For losses below deductible or retention levels, Brink's is self-insured. Brink's insurance policies cover losses from most causes, with the exception of war, nuclear risk and certain other exclusions typical for such policies. Brink's generally does not offer its customers protection from losses arising from such excluded causes.

Insurance is provided by different groups of underwriters at negotiated rates and terms. Insurance is available to Brink's in major markets although the premiums charged are subject to fluctuations depending on market conditions. The loss experience of Brink's and, to a limited extent, other armored carriers affects premium rates charged to Brink's.

SERVICE MARK, PATENTS AND COPYRIGHTS
BRINKS is a registered service mark in the U.S. and certain foreign countries. The BRINKS mark, name and related marks are of material significance to Brink's business. Brink's owns patents with respect to certain coin sorting and counting machines, which expire in 2007 and 2008, respectively. Brink's has patents associated with its integrated service, CompuSafe(R), that expire in 2015 through 2018. The patents for CompuSafe(R) and sorting and counting machines provide important advantages to Brink's in their respective areas of business. However, Brink's operations are not dependent on the existence of the aforementioned patents.

The Company has entered into certain agreements to license the Brink's or the Brink's Home Security name. Examples include licenses to distributors of security products (padlocks, home safes, door and window hardware, etc.) offered for sale to consumers through major retail chains.

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

EMPLOYEE RELATIONS
At December 31, 2002, Brink's and its subsidiaries had approximately 37,500 employees, including11,400 employees in North America, (of whom 2,000 were classified as part-time employees) and 26,100 employees outside North America. At

December 31, 2002, Brink's was a party to 14 collective bargaining agreements in North America with various local unions covering approximately 1,500 employees, almost all of whom are employees in Canada and members of unions affiliated with the International Brotherhood of Teamsters. Negotiations are continuing on one agreement that has expired and three agreements expiring in 2003. The remaining agreements will expire after 2003. Outside of North America, the branch workforce are members of labor or employee organizations in the majority of the countries of operation. Brink's believes that its employee relations are satisfactory.

PROPERTIES
In North America, Brink's owns 29 branch offices and leases an additional 166 branch offices, located in 39 states, the District of Columbia and nine Canadian provinces. Such branches generally include office space and garage or vehicle terminals. Of the leased branches, 121 facilities are held under long-term leases. The remaining 45 branches are held under short-term leases or month-to-month tenancies. Brink's corporate headquarters facility in Darien, Connecticut, is held under a lease expiring in 2005.

In North America, Brink's owns or leases approximately 2,400 armored vehicles, 300 panel trucks and 200 other vehicles that are primarily service vehicles. Brink's armored vehicles are of bullet-resistant construction and are specially designed and equipped to afford security for crew and cargo.

Brink's subsidiaries and affiliated and associated companies located outside North America operate from approximately 500 branches, the majority of which are leased, with approximately 4,600 owned or leased armored vehicles.

Approximately 4,000 Brink's-owned CompuSafe(R) devices are located on customers' premises in North America.



BRINK'S HOME SECURITY ("BHS")

GENERAL
BHS believes that it is the second largest provider of monitored security services to single family residences in North America. BHS is primarily engaged in the business of marketing, selling, installing, monitoring and servicing electronic security systems in owner-occupied, single-family residences. At December 31, 2002, BHS had approximately 767,000 systems under monitoring contracts, including approximately 106,000 new subscribers added during the year. BHS provides services to subscribers located in more than 250 metropolitan areas in 43 states, the District of Columbia and two western provinces in Canada.

BHS' typical security system installation consists of sensors and other devices which are installed at a customer's home. The equipment can be configured to signal intrusion, fire, medical and other alerts. When an alarm is triggered, a signal is sent by telephone line to BHS' central monitoring station in Irving, Texas. The monitoring station holds an Underwriters' Laboratories, Inc. ("UL") listing. UL specifications for service centers include building integrity, back-up computer and power systems, staffing and standard operating procedures. In the event of an emergency, such as fire, tornado, major interruption in telephone or computer service, or any other event affecting the Irving facility, monitoring operations can be transferred to a backup facility located in Carrollton, Texas.

BHS markets its alarm systems primarily through TV and direct mail advertising, yellow page advertising, alliances with other service companies, inbound telemarketing and field sales employees. BHS employees install and service most of the systems; however, subcontractors are utilized on occasion in some service areas. BHS does not manufacture the equipment used in its security systems. Equipment is purchased from a limited number of suppliers and no interruptions in supply are expected. Equipment inventories are maintained at each branch office.

BHS has an authorized dealer program to expand its geographic coverage and leverage its national advertising. The dealer program accounted for less than 9% of new installations during 2002 and, as of December 31, 2002, less than 3% of BHS' total subscriber base. Approximately 67 dealers were authorized to participate in the program as of December 31, 2002. BHS requires that its dealers install the same type of equipment as is installed by its own branches, and adhere to the same installation quality standards.

In addition to initiating subscriber relationships through its branch and dealer networks, BHS obtains new residential subscribers through its Brink's Home Technologies division. Brink's Home Technologies markets residential security systems, as well as a variety of low-voltage security, home networking, communications and entertainment options, directly to major home builders.

BHS also provides monitored security to residents of apartment and condominium complexes; however, such customers currently represent less than 2% of subscribers.

Although its core business is focused on the monitoring of residential security systems, BHS installs and monitors commercial security systems on a limited basis. Such customers represent approximately 4% of subscribers.

GOVERNMENT REGULATION
BHS and its employees are subject to various federal, state and local consumer protection, licensing and other laws and regulations. BHS' business relies upon the use of telephone lines to communicate signals, and telephone companies are currently regulated by both the Federal and state governments. Regulation of the installation and monitoring of fire detection devices has also increased in several local markets. BHS' wholly owned Canadian subsidiary, Brink's Home Security Canada Limited, is subject to the laws of Canada, British Columbia and Alberta.

The alarm service industry experiences a high incidence of false alarms. BHS believes its false alarm rate compares favorably to other companies' rates. The high incidence of false alarms in the industry has caused some local governments to impose assessments, fines and penalties on either subscribers or the alarm companies. A few municipalities are considering ordinances under which both permit and alarm dispatch fees would be charged directly to the alarm companies. BHS alarm service contracts allow BHS to pass these charges on to customers.

Police departments in two major western U.S. cities do not respond to calls from alarm companies unless an emergency has been visually verified. If more police departments in the future refuse to respond to calls from alarm companies without visual verification, this could have an adverse effect on future results of operations for BHS.

COMPETITION
BHS competes in most major metropolitan markets in the U.S. and several markets in western Canada through branch operations or its authorized dealer program. The home security market has a large number of competitors, including many local and regional companies. Several of BHS' large competitors have placed a heavy reliance on dealers and acquisitions to increase their subscriber bases, whereas BHS has gained almost all of its subscribers through internal sales efforts. BHS believes that it is now the second largest provider of monitored security services to single-family residences in North America.

Competition is based on a variety of factors including, but not limited to, price, product quality, company reputation and service quality. There has been substantial competitive pressure on installation fees in recent years. Several significant competitors offer installation prices which match or are less than BHS' prices; however, many of the small local competitors in BHS' markets continue to charge significantly more for installation. Competitive pressure on monitoring rates, while less intense than on installation fees, is still substantial. BHS believes that the monitoring rates it offers are generally comparable to the rates offered by other major security companies.

BHS believes its customer retention rate is the highest among the major home security service companies. BHS attributes its relatively high customer retention rate to the high credit standards for new customers which reduces the number of subsequent cancellations of service related to nonpayment. BHS also believes it is more effective than the other major home security services companies in the area of customer service, which tends to reduce customer disconnects over time.

EMPLOYEES
BHS has approximately 2,500 employees, none of whom is covered by a collective bargaining agreement. BHS believes that its employee relations are satisfactory.

PROPERTIES
BHS has approximately 55 leased offices and warehouse facilities located throughout the U.S. and one leased office in Canada. The central monitoring station in Irving, Texas is leased for a seven-year term ending in 2005, including renewal options. This facility also serves as BHS' headquarters and houses most administrative, technical and marketing services personnel. The lease for the backup monitoring center in Carrollton, Texas, expires in 2005. BHS leases approximately 1,300 vehicles which are used in the process of installing and servicing its security systems.

BHS retains ownership of most of the approximately 767,000 systems currently under contract. When a customer cancels monitoring services, BHS typically disables the system. In a limited number of cases, BHS removes the equipment. When a customer cancels monitoring services because of a move, the retention of the BHS system in the residence facilitates the marketing of monitoring services to the new homeowner.



BAX GLOBAL

GENERAL
BAX Global provides transportation and supply chain management services on a global basis. BAX Global specializes in the heavy freight market for business to business shipping.

BAX Global's transportation services are provided within North America using a dedicated fleet of 20 planes with a national sorting hub in Toledo, Ohio. BAX Global's North American operation also has a ground network that provides transportation on a regional basis.

Outside North America, BAX Global provides transportation services using available space on commercial carriers, and on occasion using chartered aircraft. BAX Global's primary markets outside North America are shipping from Asia to North America and Europe, and between North America and Europe.

BAX Global continues to expand its ocean shipping business primarily by marketing its ocean products to its current air freight and supply chain management customer base.

Air Transport International, LLC ("ATI"), a wholly owned subsidiary of BAX Global, provides transportation services in North America to BAX Global and also provides charter transportation services to other customers.

BAX Global provides certain transportation customers with supply chain management services and operates more than 40 logistics warehouse and distribution facilities in key world markets. BAX Global specializes in developing supply chain management programs for companies entering new global markets or consolidating regional activity.

TRANSPORTATION
BAX Global offers its North American (U.S., Canada and Mexico) transportation customers a variety of products and pricing options, such as guaranteed and standard overnight and second-day delivery as well as deferred delivery (delivery generally within one to three business days). A variety of value-added ancillary services, such as shipment tracking, inventory control and management reports are also offered.

Outside North America, BAX Global offers a variety of services including standard and expedited freight services, ocean forwarding, and door-to-door delivery.

BAX Global also frequently acts as customs broker, facilitating the clearance of goods through customs at international points of entry. BAX Global has the ability to link its international network with the North American transportation infrastructure and customs brokerage capabilities to provide seamless door-to-door delivery and distribution from global markets to virtually any city in North America.

BAX Global sells its services primarily through its direct sales force. BAX Global uses various marketing methods, including print media advertising and direct marketing campaigns.

BAX Global generally picks up or receives freight shipments from its customers, consolidates the freight of various customers into shipments for common destinations and arranges for the transportation of the consolidated freight. BAX Global uses either commercial carriers or, in the case of most of its North American shipments, its own transportation fleet and regional and national hub sorting facilities. BAX Global distributes the shipments at the package's destination. While shipments move long distances on either common carrier or BAX Global's fleet, the local pickup and delivery of freight are accomplished principally by independent contractors using trucks dedicated to the BAX Global network. BAX Global's independent contractors are required to display BAX Global's logo and colors.

BAX Global has the ability to provide freight service to all North American business communities as well as to virtually all countries through its network of 500 company-operated stations and agent locations in 123 countries. BAX Global's network is composed primarily of controlled subsidiaries and, to a lesser extent, agents and sales representatives in many non-U.S. locations typically under short-term contracts.

BAX Global's freight business is tied to the cycles of international trade, with higher volumes of shipments from August through December than during the other months of the year. The lowest volume of shipments generally occurs in January and February.

Including U.S. export and import revenue, BAX Global's international shipments and logistics services accounted for approximately 76% of its revenues in 2002. Intra-U.S. shipments accounted for approximately 24% of total revenues in 2002.

BAX Global's network has a worldwide communications and information system which provides global tracking and tracing of shipments and logistics data for management information reports, enabling customers to improve efficiency and control costs. BAX Global's customers are increasingly turning to its online services offering information management available via its web site, www.baxglobal.com.

SUPPLY CHAIN MANAGEMENT
BAX Global provides supply chain management services to a growing list of customers. BAX Global's supply chain management business specializes in developing solutions that include the design, implementation and management of inventory, distribution and information processes to improve a customer's efficiency and productivity.

BAX Global operates value-added logistics warehouse and distribution facilities in key world markets. Companies in the healthcare, retail, automotive, aerospace and high technology industries have been targeted as businesses with significant supply chain management needs.

AIRCRAFT OPERATIONS
BAX Global has a fleet of leased and contracted aircraft providing regularly scheduled next-day service throughout North America. BAX Global's wholly owned subsidiary, ATI, is a U.S.-based freight and passenger airline that operates a certificated fleet of DC-8 aircraft. BAX Global operates Boeing 727s under contracts that provide the aircraft, crew, maintenance and insurance ("ACMI"). ATI also provides domestic and international service for the U.S. Government Air Mobility Command and other charter customers.

The following is a summary of BAX Global's fleet as of December 31, 2002.

                        BAX Global's
                       Transportation Charter
                         Network     Customers Grounded  Total
------------------------------------------------------------------------
   DC-8:
     Cargo:
       Leased               10          3          -        13
       Owned                 -          -          4         4
     Combi-Configured (a):
       Leased                -          3          -         3
       Owned                 -          2          -         2
   727-CARGO-ACMI           10          -          -        10
------------------------------------------------------------------------
   Total Planes             20          8          4        32
------------------------------------------------------------------------
(a) Aircraft configured to accommodate both passengers and cargo.

Of the 20 planes in BAX Global's transportation network, 17 are assigned to regularly scheduled routes. Generally, three planes are held for use as backups or are in maintenance.

BAX Global's nightly scheduled lift capacity for planes in operation at December 31, 2002 was approximately 1.0 million pounds, based on an average freight density of 7.5 pounds per cubic foot. BAX Global's nightly lift capacity varies depending upon the number and type of planes operated by BAX Global at any particular time. Including trucking capacity available to BAX Global, the aggregate daily cargo capacity at December 31, 2002, was approximately 1.9 million pounds.

For aircraft held under long-term lease, BAX Global is generally responsible for all the normal costs of operating and maintaining the aircraft. In addition, BAX Global is generally responsible for all or a portion of any special maintenance or modifications which may be required by Federal Aviation Administration ("FAA") regulations or orders (see "Government Regulation" below). BAX Global's ultimate liability for FAA matters is generally subject to dollar limits, specific exclusions and sharing arrangements with the lessors. Over the last three years, BAX Global spent approximately $97 million on routine heavy maintenance of its aircraft fleet. BAX Global is generally responsible for fuel costs and other incidental costs such as landing fees for aircraft operated under ACMI contracts.

See Notes 14 and 21 to the Consolidated Financial Statements in the Company's 2002 Annual Report for information regarding future minimum lease payments and other purchase commitments related to the Company's aircraft. BAX Global's 16 leased aircraft have various expiration dates extending through 2005, and its 10 planes under ACMI contracts have various expiration dates through 2004. Based on the current state of the aircraft leasing market, BAX Global believes that it should be able to renew these leases or enter into new leases on terms reasonably comparable to those currently in effect.

The average airframe age of the fleet operated by ATI is in excess of 30 years; however, the condition of a particular aircraft and its fair market value is dependent on its maintenance history. Factors other than age, such as cycles (essentially the number of flights) can have a significant impact on an aircraft's serviceability. Generally, cargo aircraft tend to have fewer cycles than passenger aircraft over comparable time periods because they are used for fewer flights per day and longer flight segments.

Fuel costs are a significant element of the total costs of operating BAX Global's aircraft fleet. Fuel prices are subject to worldwide and local market conditions. In order to protect against price increases in jet fuel, from time to time BAX Global enters into hedging agreements, including swap contracts, options and collars. BAX Global charges a fuel surcharge in the U.S. to its customers when fuel costs are higher.

CUSTOMERS
BAX Global's customers include thousands of large and small industrial and commercial businesses. Worldwide, BAX Global's top 10 customers accounted for less than 16% of total BAX Global revenue in 2002. The Company targets customers in the automotive, aerospace, healthcare, high technology, retail and other industries where rapid delivery of high-value products is required.

COMPETITION
The transportation and supply chain management industries have been and are expected to remain highly competitive. The principal competitive factors in the transportation industry are price, the ability to provide consistently fast and reliable delivery of shipments and the ability to provide premium services such as shipment tracking. The principal competitive factors in the supply chain industry are price, access to a reliable transportation network, warehousing and distribution capabilities, and sophisticated information systems.

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

Domestically, BAX Global also competes with package delivery services provided by ground transportation companies, including trucking firms and surface freight forwarders that offer specialized time-specific services within limited geographical areas. As an international freight forwarder, BAX Global competes with government-owned or subsidized passenger airlines, postal services and ocean shipping companies.

BAX Global believes its hub-and-spoke network of aircraft and trucks that serves the North American market allows it to move freight more reliably than if it solely used third-party services. The hub, which is located in Toledo, Ohio, consists of various facilities, including a technologically advanced material handling system, which is capable of sorting approximately one million pounds of freight per hour. BAX Global believes its hub-and-spoke system feeds much of its North American import and export business and believes it provides a competitive advantage by offering superior, reliable service to its customers, shipping to, from or within North America.

In supply chain management services, BAX Global competes with many third-party logistics providers.

EMPLOYEE RELATIONS
BAX Global and its subsidiaries have approximately 10,000 employees worldwide, of whom about 1,200 are classified as part-time.

As of December 31, 2002, approximately 200 flight crewmembers (captains, first officers and flight engineers), were represented for purposes of collective bargaining by the International Brotherhood of Teamsters. Another 100 employees in the U.S. (principally customer service, clerical and/or dock workers) were represented by labor unions that in most cases are also affiliated with the International Brotherhood of Teamsters. BAX Global did not experience any significant strike or work stoppage in 2002 and believes that its employee relations are satisfactory.

GOVERNMENT REGULATION
The air transportation industry, including BAX Global, is subject to regulation by the FAA under the Federal Aviation Act of 1958, as amended, and the Transportation Security Administration ("TSA") under the Aviation and Transportation Security Act of 2001. The FAA and TSA are agencies of the Department of Transportation ("DOT").

BAX Global is subject to various other requirements and regulations in connection with its operations, including certain safety and security regulations of the DOT and other federal and state agencies. BAX Global's international operations are regulated by varying degrees by the countries in which they operate.

PROPERTIES
BAX Global has approximately 260 company-operated stations (100 domestic and 160 international) and has agency agreements with approximately 240 stations (50 domestic and 190 international). BAX Global's stations are usually located at or near airports or other transportation corridors. BAX Global operates domestic stations, which generally include office space and warehousing facilities located in 39 states, the District of Columbia and Puerto Rico. BAX Global operates international facilities in 30 countries. Nearly all company-operated stations are leased.

BAX Global operates its main distribution facility at Toledo Express Airport in Ohio, which facilitates a fleet of aircraft and a freight-sorting operation and related facilities (the "Hub"). The BAX Global Hub has a lease expiring in 2013 with the Toledo-Lucas County Port Authority. The lease provides BAX Global with rights of renewal for three five-year periods. Other facilities in the U.S. are held under leases having terms of one to ten years.

BAX Global provides certain transportation customers with supply chain management services and operates more than 40 leased logistics warehouse and distribution facilities in key world markets.

During 2002, BAX Global leased a new 116,000 square foot corporate office facility through 2012 located in Irvine, California.

See "Aircraft Operations" above for information about contracted, leased and owned aircraft.



OTHER OPERATIONS

The Company's Other Operations include its gold, timber and natural gas businesses. At the end of 2002, the Company's Other Operations had approximately 60 employees. The Company does not consider its businesses within its Other Operations to be core businesses. The Company expects to exit these activities to focus resources on its core Business and Security Services segments.

Each of the gold, timber and natural gas businesses operate in cyclical commodity business environments where prices are determined based partly on the local and worldwide economy. The results of operations of each of these businesses are highly dependent on the price of their respective products.

The Company's Other Operations own properties and interests including land, hardwood forests, natural gas reserves and a gold mine and reserves.

GOLD
The Company's gold business is directed at locating and acquiring mineral assets, developing advanced stage projects and operating mines.

At December 31, 2002, the Company had a 45.1% interest in MPI Mines Ltd. ("MPI") and through its ownership of MPI and a 50% direct interest, the Company had a 72.5% interest in a gold mine in Stawell, Victoria, Australia ("Stawell"). At December 31, 2002, through its ownership of MPI and a 25% direct interest, the Company had a 36.3% interest in a gold mine and gold mill tolling operation in Coolgardie, Western Australia.

In the fourth quarter 2002, the Company entered into an agreement to negotiate the transfer of its direct interests in its Stawell and Coolgardie gold mining joint ventures to MPI in exchange for additional shares of MPI and royalties on future production. The transfer is contingent upon various factors.

In January 2003, MPI registered its shares on the Australian Stock Exchange and issued additional shares of stock. After the new shares were issued, the Company owns 30.4% of MPI.

Stawell's and Coolgardie's 2002 production and estimates of proved and probable gold reserves as of December 31, 2002 were as follows:

                              2002
(Ounces of gold)           Production        Reserves
--------------------------------------------------------------------------------
Stawell                      101,000          222,000
Coolgardie                     3,000          181,000


TIMBER
The Company's timber business has a sawmill facility that produces products primarily for the hardwood flooring industry. The timber business also sells hardwood chips to the paper industry and logs to other sawmill customers that are used in the high-grade furniture and veneer markets. The Company owns approximately 140 thousand acres of surface and timberlands in southwest Virginia.

NATURAL GAS
The Company invests in and receives royalty income from gas development and operations. Net proved developed natural gas reserves located in Virginia and West Virginia approximated 57 billion cubic feet including royalty interests and a small interest purchased in the first quarter of 2003.



FORMER OPERATIONS

During December 2002, the Company concluded its plan to sell or shut down its remaining coal mining operations and is no longer operating as an active coal producer.

The Company intends to continue to market its residual coal assets to interested parties. The Company has retained certain coal-related liabilities and related expenses. Retained liabilities include obligations related to postretirement benefits for Company-sponsored plans, black lung benefits, reclamation and other costs related to idle (shut-down) mines which have been retained, Health Benefit Act, workers' compensation claims and costs of withdrawal from multi-employer pension plans. Expenses related to these liabilities have been reflected in the loss from discontinued operations through the disposal date. Subsequent to the completion of the disposal process (for the period beginning
January 1, 2003), adjustments to coal-related contingent liabilities will be reflected in discontinued operations, and expenses related to Company-sponsored pension and postretirement benefit obligations and black lung obligations will be reflected in continuing operations. In addition, subsequent to the disposal date, the Company expects to have certain ongoing costs related to the administration of the retained liabilities and will report those costs in continuing operations. A portion of the obligations are expected to be assumed by parties that purchase the Company's residual coal assets. The Company has not recorded these obligations as liabilities on the balance sheet. The obligations could be recorded as liabilities on the balance sheet in the future (with an additional charge to earnings) if the Company no longer believes these obligations will be assumed by other parties. See Notes 5 and 21 to the Consolidated Financial Statements, which Notes are herein incorporated by reference.

At December 31, 2002, the Company had approximately 110 employees related to its former coal operations. These employees perform various duties including reclaiming and maintaining residual assets and managing other retained liabilities related to the former coal operations.

ENVIRONMENTAL MATTERS
The Surface Mining Control and Reclamation Act of 1977 and the regulations promulgated thereunder ("SMCRA") by the Federal Office of Surface Mining Reclamation and Enforcement ("OSM") establish mining and reclamation standards for all aspects of surface mining as well as many aspects of deep mining. OSM and its state counterparts monitor compliance with SMCRA. The Company's policy is to correct violations that are the subject of OSM notices or to contest those believed to be without merit.

The Company is also subject to other federal environmental laws, including the Resource Conservation and Recovery Act; the Occupational Safety and Health Act; the Toxic Substances Control Act; the Comprehensive Environmental Resource, Compensation and Liability Act; the Clean Water Act; the Clean Air Act and the Safe Drinking Water Act, as well as state laws of similar scope. The Company believes it is in compliance with all applicable environmental laws.

The Company has agreed to pay 80% of the remediation costs arising from hydrocarbon contamination at a formerly owned petroleum terminal facility ("Tankport") in Jersey City, New Jersey, which was sold in 1983. The Company is in the process of remediating the site under an approved plan. The Company estimates its portion of the actual remaining clean-up and operational and maintenance costs, on an undiscounted basis, to be between $2.2 million and $4.3 million. The Company is in discussions with another potentially responsible party to recover a portion of the amount paid and to be paid by the Company related to this matter.


HEALTH AND SAFETY LAWS
Health and safety standards in the U.S. coal industry, including reclamation and maintenance activities on the Company's residual coal assets, are legislated by the Federal Coal Mine Health and Safety Act of 1969 and the Federal Mine Safety and Health Act of 1977. The Company believes it is in compliance with all applicable health and safety laws.

PROPERTIES
The residual properties of the Company's former coal operations are (i) unmined or partially mined coal reserves, (ii) closed or idled coal mines, (iii) an idled coal preparation plant, (iv) a corporate office in Lebanon, VA, and (v) various other properties. The Company is attempting to sell coal reserves it owns or leases primarily in West Virginia. Leases of land or coal mining rights generally are either for a long-term period or until exhaustion of the reserves.

FORWARD-LOOKING INFORMATION
Certain of the matters discussed herein, including statements regarding significant ongoing expenses and cash outflows related to former coal operations in the future (including costs related to the administration of retained liabilities), the uninterrupted supply of equipment to BHS, the impact that the refusal of police departments to respond to calls from alarm companies without visual verification would have on BHS' results of operations, the expected seasonal impact on the volumes shipped by BAX Global, the ability of BAX Global to renew certain aircraft leases or enter into new leases on reasonably comparable terms, the highly competitive nature of the transportation and supply chain management industries, the Company's plan to exit its gold, timber and natural gas businesses, the consummation of the transfer of the Company's direct interests in the Stawell and Coolgardie joint ventures to MPI, the amount of proved and probable gold reserves, the amount of proved developed atural gas reserves, the ability to sell residual coal assets and transfer various related obligations, the possibility that various obligations associated with the Company's former coal business may be recorded as liabilities on the balance sheet in the future (with an additional charge to earnings), estimates of clean-up, operational and maintenance costs relating to the Tankport matter and possibility that the Company will be able to recover a portion of amounts paid or to be paid from another potentially responsible party, involve forward-looking information which is subject to known and unknown risks, uncertainties, and contingencies which could cause actual results, performance or achievements, to differ materially from those which are anticipated.

Such risks, uncertainties and contingencies, many of which are beyond the control of the Company, include, but are not limited to, actual retirement experience of the former coal operation's employees, black lung claims incidence, the number of dependents covered under benefit obligations, coal industry turnover rates, actual medical and legal costs relating to the benefits, changes in inflation rates (including the continued volatility of medical inflation), the performance of BHS' equipment suppliers, the incidence of false alarms, the willingness of BHS' customers to pay for private response personnel or other alternatives to police responses to alarms, the market for airplanes, the ability to obtain appropriate value for the gold, timber, and natural gas businesses and the remaining coal assets. The negotiation of definitive agreements for such businesses and assets, as well as for the Stawell and Coolgardie joint ventures, and the satisfaction of any conditions to closing contained therein, including the receipt of various consents and other approvals, changes in the Company's strategies regarding the sale of gold, timber and natural gas businesses, the actual amount of gold reserves and natural gas reserves held by the Company's Other Operations, the accuracy of the testing done and the validity of the assumptions used in estimating gold and natural gas reserves,the completion and processing of permit replacement documentation and the ability of purchasers of coal assets to post the required bonds, changes in the Company's belief that various obligations associated with the former coal business will be assumed by other parties, changes in the scope or method of remediation or monitoring of the Tankport property, the negotiation of a mutually acceptable agreement with the potentially responsible party in the Tankport matter, overall economic and business conditions, foreign currency exchange rates, the demand for the Company's products and services, the ability of the Company and its operations to obtain appropriate insurance coverage at reasonable prices, pricing and other competitive industry factors, fuel prices, new government regulations and legislative initiatives, issuance of permits, judicial decisions, variations in costs or expenses including interest rates, and the ability of counterparties to perform.

ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

Not applicable.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------------------------

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list as of March 15, 2003, of the names and ages of the executive and other officers of Pittston and the names and ages of certain officers of its subsidiaries, indicating the principal positions and offices held by each. There is no family relationship between any of the officers named.

Name                              Age      Positions and Offices Held                                           Held Since
----------------------------- -------- --- ---------------------------------------------------------------- --------------------
EXECUTIVE OFFICERS:
Michael T. Dan                    52       President, Chief Executive Officer and Chairman of the Board            1998
James B. Hartough                 55       Vice President-Corporate Finance and Treasurer                          1988
Frank T. Lennon                   61       Vice President-Human Resources and Administration                       1985
Austin F. Reed                    51       Vice President, General Counsel and Secretary                           1994
Robert T. Ritter                  51       Vice President and Chief Financial Officer                              1998

OTHER OFFICERS:
Matthew A.P. Schumacher           44       Controller                                                              2001
Arthur E. Wheatley                60       Vice President and Director-Risk Management                             1988

SUBSIDIARY OFFICERS:
Joseph L. Carnes                  45       President of BAX Global Inc.                                            2000
Robert B. Allen                   49       President of Brink's Home Security, Inc.                                2001
----------------------------- -------- --- ---------------------------------------------------------------- --------------------

Executive and other officers of Pittston are elected annually and serve at the pleasure of its Board of Directors.

Mr. Dan was elected President, Chief Executive Officer and Director of The Pittston Company on February 6, 1998 and was elected Chairman of the Board effective January 1, 1999. He also serves as Chief Executive Officer of Brink's, Incorporated, a position he has held since July 1993 and as President and Chief Executive Officer of Brink's Holding Company, a position he has held since December 31, 1995. He assumed the position of President of Brink's, Incorporated in December 2002. He also serves as Chairman of the Board of BAX Global Inc., a position he has held since February 1998. He also serves as Chairman of the Board of Pittston Mineral Ventures, a position he has held since August 31, 1998 and as Chairman of the Board of Pittston Coal Company, a position he has held since September 1, 1998. From August 1992 to July 1993 he served as President of North American operations of Brink's, Incorporated and as Executive Vice President of Brink's, Incorporated from 1985 to 1992.

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

Mr. Carnes was elected President of BAX Global Inc. in May 2000. He joined BAX Global Inc. as President - U.S. and Canada in September 1999. Prior to joining BAX Global Inc., he served as Executive Vice President, North America for Fritz Companies Inc. where he was employed from 1987 to 1999.

Mr. Allen joined Brink's Home Security, Inc. in August 1999 as Executive Vice President and Chief Operating Officer. He was promoted to President of Brink's Home Security, Inc. in March 2001. From January 1997 to August 1999, he held various positions at Aegis Communications Group (formerly ATC Communications) including Executive Vice President of Sales and Marketing and Chief Operating Officer. From 1980 through 1996, he held various domestic and international positions at Frito-Lay including Vice President of Field Marketing and Country Manager in Greece and Turkey.

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

Reference is made to page 77 of the Company's 2002 Annual Report which is herein incorporated by reference, for other information required by this item.

ITEM 6. SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

Reference is made to pages 78 and 79 of the Company's 2002 Annual Report which is herein incorporated by reference, for information required by this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------
Reference is made to pages 2 through 36 of the Company's 2002 Annual Report which is herein incorporated by reference, for information required by this item.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

Reference is made to pages 37 through 77 of the Company's 2002 Annual Report which is herein incorporated by reference, for information required by this item.

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

PART III
--------------------------------------------------------------------------------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

The information required by this Item regarding directors is herein incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2002. The information regarding executive officers is included in this report following Item 4, under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

The information required by Item 11 is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

                                                             Equity Compensation Plan Information
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Number of securities remaining
Plan Category            Number of securities to be issued      Weighted average excercise   available for future issuance under
                           upon exercise of outstanding        price of outstanding options, equity compensation plans (excluding
(Shares in millions)        options warrants and rights            warrants and rights       securities reflected in column (a))
--------------------------------------------------------------------------------------------------------------------------------
                                     (a)                                  (b)                              (c)(1)
Equity compensation
   plans approved by
   security holders               4,123,973                         $   23.18                          1,591,479
Equity compensation
   plans not approved
   by security holders                    -                              -                                   -
-----------------------------------------------------------------------------------------------------------------------------
Total                             4,123,973                         $   23.18                          1,591,479
-----------------------------------------------------------------------------------------------------------------------------

(1)The Key Employees' Deferred Compensation Program of The Pittston Company, as approved by shareholders, has no limit as to the number of securities available for issuance. The Pittston Company Director's Stock Accumulation Plan, as approved by shareholders, has 17,006 shares available for issuance.

Other information required by Item 12 is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

The information required by Item 13 is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

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

PART IV
--------------------------------------------------------------------------------

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a) 1. All financial statements - see index to financial statements and schedules.

     2. Financial statement schedules - see index to financial statements and schedules.

     3.  Exhibits - see exhibit index.

(b) A report on Form 8-K was filed on December 30, 2002. Under Items 2 and 7 the Company reported the sale of its coal operations in Virginia to subsidiaries of Alpha Natural Resources, LLC and provided the required pro forma financial information. No other reports on Form 8-K were filed during the fourth quarter of 2002 and through the date of this report.


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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2003.

                      The Pittston Company
                  -----------------------------
                          (Registrant)




             By            /s/ M. T. Dan
                 -----------------------------------
                          (M. T. Dan,
                    Chairman, President and
                   Chief Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 26, 2003.

 Signatures                                      Title
 -----------------                          -----------

  R. G. Ackerman*                                 Director
  B. C. Alewine*                                  Director
  J. R. Barker*                                   Director
  M. C. Breslawsky*                               Director
  J. L. Broadhead*                                Director
  W. F. Craig*                                    Director



  /s/ M. T. Dan
  ------------------------------------------
  (M. T. Dan)                                 Chairman, President and
                                              Chief Executive Officer
                                             (principal executive officer)


  M.L. Grimes*                                    Director
  G. Grinstein*                                   Director
  R. M. Gross*                                    Director


  /s/ R. T. Ritter
  ----------------------------------------------
  (R. T. Ritter)                                  Vice President and
                                              and Chief Financial Officer
                                             (principal financial officer and
                                               principal accounting officer)


  C. S. Sloane*                                   Director
  R. L. Turner*                                   Director

  *By      /s/ M. T. Dan
           -------------------------------------
           (M. T. Dan, Attorney-in-Fact)

         CERTIFICATIONS


         I, Michael T. Dan, certify that:

         1. I have reviewed this annual report on Form 10-K of The Pittston Company;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 26, 2003                              /s/ Michael T. Dan
                                                     ---------------------------
                                                     Michael T. Dan
                                                     Chief Executive Officer

         I, Robert T. Ritter, certify that:

         1. I have reviewed this annual report on Form 10-K of The Pittston Company;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 26, 2003            /s/ Robert T. Ritter
                                   -----------------------------------
                                   Robert T. Ritter
                                   Vice President and Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

FINANCIAL STATEMENTS:

The Consolidated Financial Statements of The Pittston Company, listed in the index below which are included in the Company's 2002 Annual Report for the year ended December 31, 2002, are herein incorporated by reference. With the exception of the pages listed in the index below and the information incorporated by reference included in Parts I, II and IV, the 2002 Annual Report of the Shareholders is not deemed filed as part of this report.

THE PITTSTON COMPANY ANNUAL REPORT


                                               Page Numbers in
                                             2002 Annual Report
                                            --------------------
Management's Discussion and Analysis of
   Results of Operations and Financial Condition......2-36
Independent Auditors' Report............................38
Consolidated Balance Sheets.............................39
Consolidated Statements of Operations................40-41
Consolidated Statements of Comprehensive Loss...........42
Consolidated Statements of Shareholders' Equity.........43
Consolidated Statements of Cash Flows...................44
Notes to Consolidated Financial Statements...........45-77
Selected Financial Data .............................78-79


FINANCIAL STATEMENT SCHEDULES:

                                                 Page Numbers
                                                 in Form 10-K
                                                --------------

Independent Auditors' Report
   on Financial Statement Schedule......................19
Schedule II - Valuation and qualifying accounts.........20

               INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT
                                    SCHEDULE


The Board of Directors
The Pittston Company

Under date of February 10, 2003, we reported on the consolidated balance sheets of The Pittston Company and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002, as contained in the 2002 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as included herein. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Also as discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for nonrefundable installation revenues and the related direct costs of acquiring new subscribers in 2000 as a result of the implementation of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

/s/ KPMG LLP

Richmond, Virginia
February 10, 2003

                                                The Pittston Company
                               Schedule II - Valuation and Qualifying Accounts
                           For the Years Ending December 31, 2002, 2001 and 2000
                                                (in millions)



                                       Balance at           Charged to                              Currency         Balance at
                                      Beginning of           Costs and                             Translation         End of
                                         Period            Expenses (a)        Deductions (b)      Adjustment          Period
------------------------------------------------------------------------------------------------------------------------------------

Allowance for Doubtful Accounts
Year Ended December 31, 2000          $    36.2                  22.8                (17.8)             (1.4)              39.8
Year Ended December 31, 2001               39.8                  12.3                 (8.9)             (1.4)              41.8
Year Ended December 31, 2002               41.8                   4.6                (11.8)              0.9               35.5


Valuation Allowance
Year Ended December 31, 2000                7.2                   1.8                  -                 -                  9.0
Year Ended December 31, 2001                9.0                   1.3                  -                 -                 10.3
Year Ended December 31, 2002          $    10.3                   1.5                  -                (2.0)               9.8

(a)   Includes amounts charged to loss from discontinued operations.
(b)   Amounts written off, less recoveries

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

3(ii)     The Registrant's Bylaws, as amended through September 12, 2003.
          Exhibit 3(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Third Quarter 2002 Form 10-Q").

4(a)       (i)      Amended and Restated Rights
                    Agreement dated as of January 14,
                    2000 (the "Rights Agreement"),
                    between the Registrant and Bank
                    Boston, N.A., as Rights Agent.
                    Exhibit 4(a) (i) to the
                    Registrant's Annual Report on
                    Form 10-K for the year ended
                    December 31, 2000 (the "2000 Form
                    10-K").

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

             (ii) Amended and Restated Trust Agreement, dated December 1, 1997, between the Registrant and Chase Manhattan Bank, as Trustee (the "Trust Agreement"). Exhibit 10(e)(ii) to the 1997 Form 10-K.

             (iii)  Amendment No. 1 to Trust Agreement,
                    dated as of August 18, 1999. Exhibit 10(c)(iii) to the 1999 Form 10-K.

             (iv)   Amendment No. 2 to Trust Agreement,
                    dated as of July 26, 2001.



             (v)    Amendment No. 3 to Trust Agreement,
                    dated as of September 18, 2002.

             (vi)   Trust Agreement under the Pension
                    Equalization Plan, Retirement Plan
                    for Non-Employee Directors and
                    Certain Contractual Arrangements of
                    The Pittston Company made as of
                    September 16, 1994, by and between
                    the Registrant and Chase Manhattan
                    Bank (National Association), as
                    Trustee. Exhibit 10(i) to the
                    Registrant's Quarterly Report on
                    Form 10-Q for the quarter ended
                    September 30, 1994 (filed November
                    14, 1994 - File No. 1-9148) (the
                    "Third Quarter 1994 Form 10-Q").

             (vii) Form of letter agreement dated as of September 16, 1994, between the Registrant and one of its officers. Exhibit 10(e) to the Third Quarter 1994 Form 10-Q.

             (viii) Form of letter agreement dated as of September 16, 1994, between the Registrant and Participants pursuant to the Pension Equalization Plan. Exhibit 10(f) to the Third Quarter 1994 Form 10-Q.

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

10(o) Credit Agreement, dated as of September 6, 2002, among The Pittston Company, as Borrower, Certain of Its Subsidiaries, as Guarantors, Various Lenders, Fleet National Bank, as Co-Arranger and Documentation Agent, Wachovia Bank, National Association, and the Bank of Nova Scotia, as Co-Arrangers and Syndication Agents, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Securities Inc., as Sole Advisor, Lead Arranger and Bookrunner. Exhibit 10 to the Registrant's Third Quarter 2002 Form 10-Q.

10(p)        (i)    Credit Agreement, dated as of
                    November 12, 2002, among BAX Global
                    Inc., Brink's, Incorporated, and
                    certain of their subsidiaries, as
                    Borrowers, the Registrant as
                    Guarantor and Bayerische Hypo-Und
                    Vereinsbank AG.

             (ii) Guaranty, dated as of November 12, 2002, between the Registrant, as Guarantor, and Bayerische Hypo-Und Vereinsbank AG.

10(q)        (i)    Credit Agreement, dated as of December 20, 2002, among
                    BAX Global Inc., Brink's, Incorporated and the Registrant, as Borrowers and Guarantors, and ABN AMRO Bank, N.V.

             (ii) Guaranty between BAX Global, as Guarantor, and ABN AMRO Bank, N.V.

             (iii) Guaranty between Brink's, Incorporated, as Guarantor, and ABN AMRO Bank, N.V.

             (iv)   Guaranty between the Registrant, as
                    Guarantor, and ABN AMRO Bank, N.V.

10(r)*       (i)     Employment Agreement dated as
                     of May 4, 1998, between the
                     Registrant and M. T. Dan. Exhibit
                     10(a) to the Registrant's Quarterly
                     Report on Form 10-Q for the quarter
                     ended September 30, 1998 (the
                     "Third Quarter 1998 Form 10-Q").

             (ii)    Amendment No. 1 to Employment
                     Agreement between the Registrant
                     and Michael T. Dan.  Exhibit 10 to
                     the Registrant's Quarterly Report
                     on Form 10-Q for the quarter ended
                     June 30, 2002.

10(s)*       Executive Agreement dated as of May 4,
             1998, between the Registrant and M. T. Dan.
             Exhibit 10(b) to the Third Quarter 1998
             Form 10-Q.

10(t)*       Executive Agreement dated as of August 7,
             1998, between the Registrant and R. T.
             Ritter. Exhibit 10(c) to the Third Quarter
             1998 Form 10-Q.

10(u)*       Severance Agreement dated as of August 7,
             1998, between the Registrant and R. T.
             Ritter. Exhibit 10(d) to the Third Quarter
             1998 Form 10-Q.

10(v)        Trust Agreement for The Pittston Company
             Employee Welfare Benefit Trust. Exhibit
             10(t) to the 1999 Form 10-K.

10(w)        (i)   Note Purchase Agreement dated as of January 18, 2001,
                   between the Registrant and the Purchasers listed on Schedule
                   A thereto. Exhibit 10(u)(i) to the 2000 Form 10-K.

             (ii)  Form of Series A Promissory Note.
                   Exhibit 10(u)(ii) to the 2000 Form
                   10-K.

             (iii) Form of Series B Promissory Note.
                   Exhibit 10(u)(iii) to the 2000 Form
                   10-K.

10(x)        (i)   Receivables Purchase Agreement dated
                   as of December 15, 2000, among BAX
                   Funding Corporation, BAX Global Inc.,
                   Liberty Street Funding Corp. and the
                   Bank of Nova Scotia. Exhibit 10(v)(i)
                   to the 2000 Form 10-K.

             (ii) Purchase and Sale Agreement dated as of December 15, 2000, among the Originators named therein, BAX Funding Corporation and BAX Global Inc. Exhibit 10(v)(ii) to the 2000 Form 10-K.

10(y)        (i)    Note Purchase Agreement dated as
                    of April 11, 2002 between the
                    Registrant and the Purchasers set
                    forth on the signature page.
                    Exhibit 10(a)(i) to the Registrant's
                    Quarterly Report on Form 10-Q for
                    the quarter ended March 31, 2002
                    (the "First Quarter 2002 Form 10-Q).

             (ii)   Form of Promissory Note.
                    Exhibit 10(a)(ii) to the First
                    Quarter 2002 Form 10-Q.

13           Parts of the 2002 Annual Report of the
             Registrant.

21           Subsidiaries of the Registrant.

23           Consent of independent auditors.

24              Powers of attorney.

99(a)* Amendment to Registrant's Pension-Retirement Plan relating to preservation of assets of the Pension-Retirement Plan upon a change in control. Exhibit 99 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (filed March 20, 1993 - File No. 1-9148).

99(b) Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------
*Management contract or compensatory plan or arrangement.