Form 10-Q
period 2003-03-31
BRINKS CO
filed 2003-05-12
CIK 78890

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q




            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                                 --------------

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from ________ to ________


                          Commission file number 1-9148




                               THE BRINK'S COMPANY
                              --------------------
             (Exact name of registrant as specified in its charter)



          Virginia                                               54-1317776
 ------------------------------                              ------------------
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


                 Former Name of Registrant: The Pittston Company
                                            ---------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ___

As of May 1, 2003, 54,253,423 shares of $1 par value common stock were outstanding.

                         PART I - FINANCIAL INFORMATION
                      THE BRINK'S COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                              March 31            December 31
                                                                 2003                 2002
------------------------------------------------------------------------------------------------
                                                              (Unaudited)
ASSETS

Current assets:
Cash and cash equivalents                              $         117.1                102.3
Accounts receivable, net                                         526.3                540.0
Prepaid expenses and other                                        64.4                 58.4
Deferred income taxes                                             78.3                 81.3
------------------------------------------------------------------------------------------------
   Total current assets                                          786.1                782.0

Property and equipment, net                                      877.3                871.2
Goodwill, net                                                    230.3                227.9
Deferred income taxes                                            354.1                349.3
Other assets                                                     226.9                229.5
------------------------------------------------------------------------------------------------
   Total assets                                        $       2,474.7              2,459.9
================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                  $          68.8                 41.8
Current maturities of long-term debt                              14.6                 13.3
Accounts payable                                                 271.2                261.9
Accrued liabilities                                              435.2                476.3
------------------------------------------------------------------------------------------------
   Total current liabilities                                     789.8                793.3

Long-term debt                                                   296.6                304.2
Accrued pension costs                                            129.1                122.6
Postretirement benefits other than pensions                      467.2                471.7
Deferred revenue                                                 127.9                127.0
Deferred income taxes                                             28.1                 28.4
Other liabilities                                                245.9                231.5
------------------------------------------------------------------------------------------------
Total liabilities                                              2,084.6              2,078.7

Commitments and contingent liabilities (Note 6)

Shareholders' equity:
Common stock, par value $1 per share:
   Authorized: 100.0 shares;
   Issued and outstanding: 2003 and 2002 - 54.3 shares            54.3                 54.3
Capital in excess of par value                                   375.1                383.0
Retained earnings                                                210.0                213.1
Accumulated other comprehensive loss                            (228.7)              (236.2)
Employee benefits trust, at market value                         (20.6)               (33.0)
------------------------------------------------------------------------------------------------
   Total shareholders' equity                                    390.1                381.2
------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity          $       2,474.7              2,459.9
================================================================================================

See accompanying notes to consolidated financial statements.

                      THE BRINK'S COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                                          Three Months
                                                                         Ended March 31
                                                                       2003         2002
-------------------------------------------------------------------------------------------

REVENUES                                                   $           941.3       899.5

EXPENSES:
Operating expenses                                                     818.7       759.9
Selling, general and administrative expenses                           124.0       106.4
-------------------------------------------------------------------------------------------
   Total expenses                                                      942.7       866.3
Other operating income, net                                              4.5         3.9
-------------------------------------------------------------------------------------------
   OPERATING PROFIT                                                      3.1        37.1

Interest expense                                                        (6.2)       (6.0)
Interest and other income (expense), net                                 1.8        (0.4)
Minority interest, net                                                  (0.8)       (1.1)
-------------------------------------------------------------------------------------------
   Income (loss) from continuing operations before
     income taxes                                                       (2.1)       29.6
Provision (benefit) for income taxes                                    (0.8)       10.5
-------------------------------------------------------------------------------------------
   INCOME (LOSS) FROM CONTINUING OPERATIONS                             (1.3)       19.1

Loss from discontinued operations, net of tax                           (0.4)      (11.0)
-------------------------------------------------------------------------------------------
   NET INCOME (LOSS)                                     $              (1.7)        8.1
===========================================================================================

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE:
   Continuing operations                                 $              (0.02)       0.37
   Discontinued operations                                              (0.01)      (0.22)
-------------------------------------------------------------------------------------------
                                                         $              (0.03)       0.15
===========================================================================================

See accompanying notes to consolidated financial statements.

                      THE BRINK'S COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (Unaudited)

                                                                                               Three Months
                                                                                              Ended March 31
                                                                                            2003            2002
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                   $       (1.7)            8.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Loss from discontinued operations, net of tax                                             0.4            11.0
   Depreciation and amortization                                                            41.5            36.6
   Impairment charges from subscriber disconnects                                            7.5             7.3
   Amortization of deferred revenue                                                         (5.8)           (5.7)
   Aircraft heavy maintenance expense                                                        5.4             8.1
   Deferred income taxes                                                                    (4.5)            4.2
   Provision for uncollectible accounts receivable                                           -               2.4
   Other operating, net                                                                      3.7             5.9
   Pension expense, net of contributions                                                     7.1             3.9
   Changes in operating assets and liabilities, net of effects of acquisitions:
      Accounts receivable                                                                    9.9           (30.1)
      Accounts payable and accrued liabilities                                             (19.6)           (4.4)
      Deferred subscriber acquisition costs                                                 (4.3)           (4.1)
      Deferred revenue from new subscribers                                                  6.5             6.7
      Other, net                                                                             3.2            (1.2)
   Net cash used by discontinued operations                                                  -             (16.6)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                   49.3            32.1
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                       (47.4)          (41.1)
Aircraft heavy maintenance expenditures                                                     (3.9)           (6.5)
Proceeds from disposal of property and equipment                                             1.3             1.1
Acquisitions                                                                                (4.5)            -
Discontinued operations, net                                                                 -             (10.9)
Collections on notes receivable for former coal operations                                   6.2             -
Other, net                                                                                  (1.0)           (0.6)
-------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                      (49.3)          (58.0)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Long term debt:
   Additions                                                                                 8.0            37.2
   Repayments                                                                              (17.1)          (15.1)
Short-term borrowings (repayments), net                                                     24.9            10.0
Dividends                                                                                   (1.3)           (1.4)
Other, net                                                                                   0.1             0.4
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                   14.6            31.1
-------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                      0.2            (0.7)
-------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                   14.8             4.5
Cash and cash equivalents at beginning of period                                           102.3            86.7
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $      117.1            91.2
===================================================================================================================

See accompanying notes to consolidated financial statements.

                      THE BRINK'S COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       BASIS OF PRESENTATION AND ACCOUNTING CHANGES

         On May 2, 2003, the shareholders of The Pittston Company approved a proposal to change the Company's name to The Brink's Company. The name change became effective on May 5, 2003. Prior to May 5, 2003, The Pittston Company traded on the New York Stock Exchange under the symbol "PZB." Beginning on May 5, 2003, The Brink's Company trades on the New York Stock Exchange under the symbol "BCO."

         The Brink's Company and its subsidiaries are referred to herein as the "Company." The Company has three operating segments within its "Business and Security Services" businesses: Brink's, Incorporated ("Brink's"), Brink's Home Security, Inc. ("BHS") and BAX Global Inc. ("BAX Global"). The fourth operating segment is Other Operations, which consists of the Company's gold, timber and natural gas operations. The Company also has significant assets and liabilities associated with its former coal operations and expects to have significant ongoing expenses and cash outflows related to former coal operations.

         The Company's unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current period's financial statement presentation. Operating results for the interim periods of 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

         Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001 and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it becomes an obligation, if a reasonable estimate of fair value can be made. The Company assessed the effects of SFAS No. 143 in the first quarter of 2003. SFAS No. 143 did not have a material impact on the Company's results of operations or financial position.

         SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued in May 2003 and amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The implementation of the new standard is not expected to have a material effect on the Company's results of operations or financial position.

2.       EARNINGS PER SHARE

                                                                          Three Months
                                                                         Ended March 31
         (In millions)                                                    2003     2002
         ---------------------------------------------------------------------------------

         NUMERATOR:
         Income (loss) from continuing operations                  $      (1.3)    19.1
         Preferred stock dividends                                         -       (0.1)
         ---------------------------------------------------------------------------------
         Basic and diluted income (loss) from continuing
           operations per share numerator                          $      (1.3)    19.0
         =================================================================================

         DENOMINATOR:
         Basic weighted average
           common shares outstanding                                      52.6     51.7
         Effect of dilutive stock options                                  -        0.3
         ---------------------------------------------------------------------------------
         Diluted weighted average
           common shares outstanding                                      52.6     52.0
         =================================================================================


         Unallocated shares of Company common stock held by The Brink's Company Employee Benefits Trust (the "Trust"), a grantor trust, are treated as treasury shares for earnings per share purposes. Accordingly, such shares are excluded from the basic and diluted income (loss) per common share calculations. As of March 31, 2003 and 2002, shares held by the Trust were 1.5 million and 2.3 million shares, respectively.
          The Company excludes the effect of antidilutive securities from the computations of diluted income (loss) from continuing operations per share. The equivalent weighted average shares of common stock that were excluded in the period ended March 31, 2003 and 2002 were 4.0 million shares and 1.3 million shares, respectively.

         The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, since options are granted with an exercise price equal to the market price of the stock on the date of grant, the Company has not recognized any compensation expense related to its stock options plans for the three months ended March 31, 2003 and 2002, respectively.

         Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value of awards at the grant dates consistent with the optional recognition provision of SFAS No. 123, "Accounting for Stock Based Compensation," net income (loss) per share would be the pro forma amounts indicated below:

                                                               Three Months
         (In millions, except                                  Ended March 31
         per share amounts)                                   2003      2002
         -----------------------------------------------------------------------

         Net income (loss):
           As reported                                     $  (1.7)     8.1
           Less: stock-based compensation expense
             determined under fair value method, net
             of related tax effects                           (1.1)    (0.7)
         -----------------------------------------------------------------------
           Pro forma                                       $  (2.8)     7.4
         -----------------------------------------------------------------------

         Net income (loss) per common share:
         Basic, as reported                               $   (0.03)    0.15
         Basic, pro forma                                     (0.05)    0.14
         Diluted, as reported                             $   (0.03)    0.15
         Diluted, pro forma                                   (0.05)    0.14
         =======================================================================


3.       SUPPLEMENTAL CASH FLOW INFORMATION

                                                            Three Months
                                                            Ended March 31
         (In millions)                                     2003       2002
         -----------------------------------------------------------------------
         Cash paid (received) for:
           Interest                                  $     5.6        7.8
           Income taxes, net of refunds              $     7.6       (3.2)
         -----------------------------------------------------------------------

         Depreciation of
           property and equipment                    $    39.7       35.1
         Amortization of BHS deferred subscriber
           acquisition costs                               1.8        1.5
         -----------------------------------------------------------------------
         Total depreciation and amortization         $    41.5       36.6
         =======================================================================


4.       COMPREHENSIVE INCOME

                                                                   Three Months
                                                                  Ended March 31
         (In millions)                                              2003   2002
         -----------------------------------------------------------------------

         Net income (loss)                                      $   (1.7)   8.1
         Other comprehensive income (loss),
           net of reclasses and taxes:
           Foreign currency translation adjustments                  4.4   (4.6)
           Deferred benefit (expense) on cash flow hedges            3.1   (0.5)
           Unrealized losses on marketable securities                -     (0.1)
         -----------------------------------------------------------------------
         Comprehensive income                                   $    5.8    2.9
         =======================================================================

5.       FORMER COAL OPERATIONS

         During the fourth quarter of 2002, the Company completed its planned exit of the coal business by selling or shutting down its remaining coal operations. In the first quarter of 2003, the Company began recognizing certain expenses related to its former coal operations as part of the Company's continuing operations. Prior to 2003, these expenses were classified as part of the Company's loss from discontinued operations. Expenses included in continuing operations in the first quarter of 2003 related to the Company's former coal operations were as follows:

                                                                Three Months
                                                                Ended March 31
         (In millions)                                              2003
         -----------------------------------------------------------------------
         Former coal operations:
           Company-sponsored postretirement
             benefits other than pensions                       $   12.2
           Black lung obligations                                    1.5
           Pension                                                   0.1
           Administrative, legal and other expenses, net             3.5
         -----------------------------------------------------------------------
                                                                $   17.3
         -----------------------------------------------------------------------


6.       CONTINGENCIES

         The Company will continue to record adjustments to coal-related contingent assets and liabilities within discontinued operations. In the first quarter of 2003, the Company recorded a charge of $0.4 million (after tax) in discontinued operations reflecting its current estimate of the value of certain contingent liabilities of the former coal operations.

         The Company is defending potentially significant civil suits relating to its former coal business. Although the Company is defending these cases vigorously and believes that its defenses have merit, it is possible that one or more of these suits ultimately may be decided in favor of the plaintiffs. If so, the Company expects that the ultimate amount of unaccrued losses could range from $0 to $30 million.

         The Company is continuing to market the residual assets of its former coal operations, and expects purchasers to assume a portion of the Company's coal equipment operating leases and advance minimum royalty obligations. Advance royalty payments relate to the right to access and mine coal properties. These advance royalty payments are recoverable against future production by purchasers of the residual coal assets. At March 31, 2003, the amount of the Company's obligations that are expected to be assumed by purchasers was approximately $25 million. To the extent that obligations are not assumed by purchasers as expected, the Company's liabilities associated with advance minimum royalty obligations could potentially increase.

         The Company participates in the United Mine Workers of America ("UMWA") 1950 and 1974 pension plans at defined contribution rates, but expects to ultimately withdraw from these plans. At March 31, 2003, the Company's estimated withdrawal liability was $35.0 million, unchanged from the amount as reported at December 31, 2002. The actual withdrawal liability, if any, is subject to several factors, including funding and benefit levels of the plans and the date that the Company is determined to have completely withdrawn from the plans. Accordingly, the ultimate obligation could change materially.

         At March 31, 2003, the liability recorded for the Company's UMWA Combined Benefit Fund obligations under the Coal Industry Retiree Health Benefit Act of 1992 was $171.8 million. This liability will be adjusted as new historical data is received and assumptions used to estimate the liability change. Such adjustments typically occur in the fourth quarter each year.

         In 1999, the U.S. District Court of the Eastern District of Virginia entered a final judgment in favor of certain of the Company's subsidiaries, ruling that the Federal Black Lung Excise Tax ("FBLET") is unconstitutional as applied to export coal sales. Through 2001, the Company has received refunds of $24.2 million (including interest). During the fourth quarter of 2002, the Company reached a settlement under which the government agreed to pay additional refunds of $3.2 million, of which $1.0 million was received during the first quarter of 2003. The Company continues to pursue the refund of other FBLET payments. Due to uncertainty as to the ultimate receipt of additional amounts, if any, which could amount to as much as $18 million (before income taxes), as well as the timing of any additional FBLET refunds, the Company has not currently recorded receivables for such additional FBLET refunds.

7.       SUBSEQUENT EVENTS

         In April 2003, the Company accepted $19.8 million in full settlement of the notes receivable and royalty obligations received as part of the consideration in the sale of its former Virginia coal operations. The Company will recognize a $2.6 million pretax gain on the settlement in the second quarter of 2003.

         The balance in the Company's Voluntary Employees' Beneficiary Association ("VEBA") as of March 31, 2003 was $17.7 million. In April 2003, the Company contributed $32 million to its VEBA. The VEBA is intended to tax efficiently fund certain retiree medical liabilities primarily for retired coal miners and their dependents.

                      THE BRINK'S COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


SUMMARY
On May 2, 2003, the shareholders of The Pittston Company approved a proposal to change the Company's name to The Brink's Company. The name change became effective on May 5, 2003. Prior to May 5, 2003, The Pittston Company traded on the New York Stock Exchange under the symbol "PZB." Beginning on May 5, 2003, The Brink's Company trades on the New York Stock Exchange under the symbol "BCO."

The Brink's Company and its subsidiaries are referred to herein as the "Company." The Company has three operating segments within its "Business and Security Services" businesses: Brink's, Incorporated ("Brink's"), Brink's Home Security, Inc. ("BHS"), and BAX Global Inc. ("BAX Global").

The major services offered by Brink's include armored car transportation, automated teller machine ("ATM") servicing, currency and deposit processing, coin sorting and wrapping, arranging the secure air transportation of valuables ("Global Services") and the deploying and servicing of safes and safe control devices, including its patented CompuSafe(R) service. BHS is primarily engaged in the business of marketing, selling, installing, monitoring and servicing electronic security systems in owner-occupied, single-family residences. BAX Global provides transportation and supply chain management services on a global basis, specializing in the heavy freight market for business to business shipping.


The Company's fourth operating segment is Other Operations, which consists of the Company's gold, timber and natural gas operations. The Company also has significant assets and liabilities associated with its former coal operations and expects to have significant ongoing expenses and cash outflows related to former coal operations.

The Company's loss from continuing operations was $1.3 million in the first three months of 2003 compared to income of $19.1 million in the prior year period. Results from continuing operations were lower in the 2003 quarter due, in part, to lower operating profits at Brink's, partially offset by improved results at BHS and BAX Global. Operating profit at Brink's in the 2002 quarter included the benefit of special euro currency-related distribution projects. In addition, the first quarter of 2003 included $17.3 million (pretax) of expenses, associated with the former coal operations, which are recorded within continuing operations beginning in 2003.

                              RESULTS OF OPERATIONS

                                                        Three Months
                                                       Ended March 31
(Dollars in millions)                                 2003       2002     % Change
-------------------------------------------------------------------------------------
Revenues:
   Brink's                                      $    391.4      406.7        (4)
   BHS                                                73.9       67.2        10
   BAX Global                                        463.6      415.6        12
-------------------------------------------------------------------------------------
     Business and Security Services                  928.9      889.5         4
   Other Operations                                   12.4       10.0        24
-------------------------------------------------------------------------------------
     Revenues                                   $    941.3      899.5         5
=====================================================================================

Operating profit (loss):
   Brink's                                      $     13.1       31.7       (59)
   BHS                                                16.7       15.2        10
   BAX Global                                         (5.5)      (6.7)       18
-------------------------------------------------------------------------------------
     Business and Security Services                   24.3       40.2       (40)
   Other Operations                                    3.3        2.4        38
   Former coal operations                            (17.3)       -          NM
   General corporate expense                          (7.2)      (5.5)      (31)
-------------------------------------------------------------------------------------
     Operating profit                           $      3.1       37.1       (92)
=====================================================================================


BRINK'S

                                                  Three Months
                                                 Ended March 31
(Dollars in millions)                           2003         2002         % Change
-------------------------------------------------------------------------------------
Revenues:
   North America (a)                       $    175.8        168.3           4
   International                                215.6        238.4         (10)
-------------------------------------------------------------------------------------
     Revenues                              $    391.4        406.7          (4)
=====================================================================================
Operating profit:
   North America (a)                       $     10.8         10.7           1
   International                                  2.3         21.0         (89)
-------------------------------------------------------------------------------------
     Segment operating profit              $     13.1         31.7         (59)
=====================================================================================

Operating margin:                                 (%)          (%)
   North America (a)                              6.1          6.4
   International                                  1.1          8.8
   Total                                          3.3          7.8
=====================================================================================
Depreciation and amortization             $      15.6         14.4           8
Capital expenditures                             16.4         14.8          11
=====================================================================================

(a) Comprises U.S. and Canada.

Brink's worldwide revenues were $391.4 million in the first quarter of 2003, a 4% decrease compared with the first quarter of 2002, while operating profit was 59% lower than in the prior year's quarter. The lower results were primarily related to International operations, which in 2002 were positively impacted by special euro-related processing and transportation work, and negatively impacted in 2003 by the effects of weak economies in Europe and South America.

Revenue
North American revenues were higher in the first quarter of 2003 compared to the 2002 period primarily due to higher revenues from armored car operations (which include ATM services) and U.S. cash logistics (currency processing).

The decrease in International revenues was largely attributable to Brink's operations in South America, and to a lesser extent, Europe, partially offset by increases in Asia Pacific. The positive effect on revenue of the stronger euro (relative to the U.S. dollar) was more than offset by the effect of the decline of currency values in South America. In the first quarter of 2002, revenues in Europe benefited from the transportation and processing work associated with the issuance of the euro and the return of the legacy currencies of the countries adopting the euro.

Operating profit
North American operating profit in the first quarter of 2003 was about the same as the 2002 period, although the margin declined slightly. Improved results for U.S. cash logistics were partially offset by lower results from Canadian operations. Operating profit in North America was also negatively impacted by increased employee benefit expenses, including higher pension expense for the Company's primary U.S. pension plan and higher health care costs for active employees. Operating results in North America are expected to be adversely affected by approximately $7 million higher pension expense associated with the Company's primary U.S. pension plan for the full year 2003 as compared to 2002 due to the effects of unfavorable returns on plan assets over the last three years and a lower discount rate used to determine projected benefit obligations. The estimated increase in expense for the full year has been reduced from the amount disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 primarily as the result of amendments to the Company's pension plan.

During the first quarter of 2003, management initiated a plan to close Brink's corporate headquarters in Darien, Connecticut and relocate employees to either Brink's U.S. headquarters in Coppell, Texas, or The Brink's Company headquarters in Richmond, Virginia. As a result, approximately $5 million of severance and other costs are expected to be recognized in the U.S. during the remainder of 2003, primarily during the second and third quarters.

International  operating  profit and margins  were  significantly  lower for the first quarter of 2003 as compared to the same period of 2002 due to substantially lower operating profit in Europe and, to a lesser extent, South America, partially offset by an increase in operating profit in Asia Pacific. In Europe, operating profit in 2003 was lower primarily due to the absence of the euro work done in the first quarter of 2002, a weak European economy, the effects of the conflict in the Middle East, approximately $2 million in severance expense associated with European work force reductions and lower volumes in the United Kingdom. European operating results for the remainder of 2003 are expected to benefit from management changes and work force reductions made to align resources to meet business needs. European operating performance in 2002 was positively impacted by stronger volumes primarily due to transportation and processing work associated with the issuance of the euro and the return of legacy currencies.

In South America, operating profit during the first quarter of 2003 was lower than the same quarter last year primarily due to lower operating performance in Venezuela, Brazil and Argentina as a result of the continuing difficult economic and operating conditions in the region. These conditions are expected to continue to impact operating profit in the second quarter of 2003; however, Brink's does not expect operating results to deteriorate significantly further in the near term. Asia Pacific results were higher than the prior year primarily due to improved results in Australia.

Severe Acute Respiratory Syndrome ("SARS") is affecting general business conditions in the Asia Pacific region. Any impact of SARS on Brink's or its customers may negatively affect Brink's revenues and operating profit (particularly Global Services) in Asia Pacific and other regions beginning with the second quarter of 2003.


BRINK'S HOME SECURITY

                                                            Three Months
                                                            Ended March 31
(Dollars in millions, subscriber data in thousands)        2003        2002      % Change
-------------------------------------------------------------------------------------------
Revenues                                           $       73.9        67.2          10
-------------------------------------------------------------------------------------------
Operating profit:
Recurring services (a)                             $       30.3        26.9          13
Investment in new subscribers (b)                         (13.6)      (11.7)        (16)
-------------------------------------------------------------------------------------------
   Segment operating profit                        $       16.7        15.2          10
===========================================================================================
Operating margin                                           22.6%       22.6%
Monthly recurring revenues (c)                     $       21.6        19.6          10
===========================================================================================
Annualized disconnect rate                                  6.5%        6.7%
===========================================================================================
Number of subscribers:
   Beginning of period                                    766.7       713.5
   Installations                                           27.4        25.1           9
   Disconnects                                            (12.6)      (12.1)         (4)
-------------------------------------------------------------------------------------------
   End of period                                          781.5       726.5
===========================================================================================
   Average number of subscribers                          774.0       719.6           8

Depreciation and amortization (d)                  $       11.6        10.2          14
Impairment charges from subscriber disconnects              7.5         7.3           3
Amortization of deferred revenue (e)                       (5.8)       (5.7)          2
Net cash deferrals on new subscribers (f)                   2.2         2.6         (15)
Capital expenditures                                       23.1        20.1          15
===========================================================================================

(a) Reflects operating profit generated from the existing subscriber base plus the amortization of deferred revenues less the amortization of deferred subscriber acquisition costs (primarily direct selling expenses).

(b) Primarily marketing and selling expenses, net of the deferral of direct selling expenses, incurred in the acquisition of new subscribers.

(c) Calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for contractual monitoring and maintenance services. The amortization of deferred revenues is excluded. See "Reconciliation of Non-GAAP Measures".

(d) Includes amortization of deferred subscriber acquisition costs of $1.8 million and $1.5 million in 2003 and 2002, respectively.

(e) Includes amortization of deferred revenue related to active subscriber accounts as well as acceleration of amortization of deferred revenue related to subscriber disconnects.

(f) Nonrefundable payments received from customers for new installations for which revenue recognition has been deferred, net of payments for direct selling expenses for which expense recognition has been deferred. The amount is equal to "Deferred subscriber acquisition costs" and "Deferred revenue from new subscribers" as reported in the Company's Consolidated Statement of Cash Flows.

Revenue
Revenues increased 10% in the first quarter of 2003 as compared to the same period of 2002 primarily due to an 8% larger average subscriber base as well as higher average monitoring rates. These factors also contributed to a 10% increase in monthly recurring revenues for March 2003 as compared to March 2002. Installations were 9% higher than in the first quarter of 2002 and disconnects were 4% higher in number, though lower as a percentage of the subscriber base, than in the prior year's period. BHS believes that its 6.5% annualized disconnect rate for the quarter, a 20 basis point improvement from the first quarter of 2002, is due in large part to the effect of having increased minimum acceptable credit scores for new subscribers in prior years as well as its high quality customer service. The disconnect rate for the second and third quarters of 2003 is expected to be seasonally higher than in the first quarter of 2003.

Operating profit
Segment operating profit for the first quarter of 2003 increased 10% from the same period of 2002 as subscriber volume-related growth in recurring services and improved service margins were only partially offset by an increase in the cost of obtaining new subscribers.

Reconciliation of non-GAAP measures
                                                  Three Months Ended March 31
(In millions)                                        2003            2002
--------------------------------------------------------------------------------
March:
   Monthly recurring revenues ("MRR")          $     21.6            19.6
   Amounts excluded from MRR:
     Amortization of deferred revenue                 2.0             1.9
     Other revenues (a)                               1.3             1.2
--------------------------------------------------------------------------------
   Revenues on a GAAP basis                    $     24.9            22.7
================================================================================

Revenues on a GAAP basis:
   March                                       $     24.9            22.7
   January - February                                49.0            44.5
--------------------------------------------------------------------------------
   January - March                             $     73.9            67.2
================================================================================

(a)  Revenues that are not pursuant to monthly contractual billings.

The Company believes the presentation of MRR is useful to investors because the measure is widely used in the industry to assess the amount of recurring revenues a home security business produces.

BAX GLOBAL

                                                    Three Months
                                                   Ended March 31
(In millions, except percentages)                 2003       2002   % Change
-------------------------------------------------------------------------------
Revenues:
   Americas                                  $   236.6      232.0        2
   International                                 244.3      199.0       23
   Eliminations/other                            (17.3)     (15.4)     (12)
--------------------------------------------------------------------------------
     Revenues                                $   463.6      415.6       12
================================================================================
Operating profit (loss):
   Americas                                  $    (9.7)     (10.5)       8
   International                                   7.1        6.5        9
   Other                                          (2.9)      (2.7)      (7)
--------------------------------------------------------------------------------
     Segment operating loss                  $    (5.5)      (6.7)      18
================================================================================

Operating margin                                   (%)        (%)
   Americas                                       (4.1)      (4.5)
   International                                   2.9        3.2
   Total                                          (1.2)      (1.6)
================================================================================
Depreciation and amortization                $    12.2       10.8       13
Capital expenditures                               5.8        4.6       26
================================================================================
Intra-U.S. revenue                           $   110.9      108.7        2
Worldwide expedited freight services:
   Revenues                                  $   354.0      320.4       10
   Weight in pounds                              374.4      348.7        7
================================================================================

Revenue
Worldwide revenues increased 12% in the first quarter of 2003 compared to the same period of 2002 primarily due to increased air export volumes in Asia Pacific as well as increased activity in supply chain management operations in Asia Pacific and the Americas.

Americas  revenues  increased  2% in the  first  quarter  of 2003  over the 2002 quarter, reflecting growth in the U.S. supply chain management business. An increase in volumes for freight with deferred delivery, which generally uses ground transportation, more than offset a decrease in volumes for higher-yielding overnight and second day air freight.

International revenues for the first quarter of 2003 increased $45.3 million from the same period of 2002 including approximately $19 million due to the strengthening of certain currencies relative to the U.S. dollar, primarily in Europe. Excluding the effect of changes in currency rates, International revenues for the first quarter of 2003 were 13% higher than the same period of 2002. This increase was attributable to Asia Pacific due to an increase in air export volumes to the U.S. for existing customers and growth in supply chain management operations. Asia Pacific revenues in the first quarter of 2003 reflected the benefit of a portion of the surcharges imposed by airlines being passed to customers. Supply chain management activity was positively impacted by an expansion of operations in China as well as increased activity from existing customers. The positive impact of currency exchange rates in the Atlantic region more than offset the effects of a decline in volumes in the region. Activity in the region continues to be negatively impacted by the weak European economy which was further affected during the first quarter of 2003 due to concerns over the conflict in the Middle East.

Operating profit (loss)
Worldwide operating results improved slightly in the first quarter of 2003 compared to the same period of 2002. Higher transportation costs in the first quarter of 2003 compared to the 2002 quarter were primarily attributable to the increase in air export volumes between Asia Pacific and the U.S and higher costs per shipment due to surcharges charged by third-party air carriers.

Operating results in the Americas for the first quarter of 2003 improved 8% over the same period of 2002 and were negatively affected by the weak U.S. economy, the effects of which are expected to continue into at least the second quarter of 2003. Heavy maintenance expense decreased $2.7 million from the 2002 period primarily due to a reduction in the cost of turnback obligations related to the return of a leased aircraft. A decrease in U.S. transportation costs for the first quarter of 2003 over the prior year quarter reflected continuing cost-alignment efforts, including reduced leasing cost for aircraft, while customer service levels remained high. Operating results in the Americas in the first quarter of 2003 included an increase of $0.9 million over the same period of 2002 associated with the Company's primary U.S. pension plan. Operating results in the America's are expected to be adversely affected by approximately $3 million higher pension expense for the Company's primary U.S. pension plan for the full year 2003 as compared to 2002, due to the effects of unfavorable returns on plan assets over the last three years and a lower discount rate used to determine projected benefit obligations. The estimated increase in expense for the full year has been reduced from the amount disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 primarily as a result of amendments to the Company's pension plan.

International operating profit for the first quarter of 2003 as compared to the same period of 2002 increased 9% due to the increase in volumes of air export freight from Asia Pacific, partially offset by the effects of lower demand for air freight services in the Atlantic region. Margins on Asia Pacific air export shipments were lower as the effects of capacity constraints and surcharges charged by third-party air carriers resulted in higher airline transportation costs. In the Atlantic region, the continuing weak European economy negatively affected pricing and volumes. The Company expects the effects of the weak European economy on Atlantic revenues and operating profit to continue into the second quarter of 2003.

SARS has resulted in reduced capacity in the Asia Pacific region due to flight cancellations and reduced travel within the region. Any reduction in freight volumes as a result of the impact of SARS on BAX Global or its customers may negatively affect BAX Global's future revenues and operating profit. Surcharges, if any, related to security or fuel imposed in the future by third party airlines BAX Global uses to provide its services may reduce BAX Global's operating results if such surcharges cannot be passed on to customers.

OTHER OPERATIONS
In the fourth quarter of 2002, the Company entered into an agreement to negotiate the sale of its interests in its gold mining joint ventures to MPI Mines Ltd. ("MPI"), a publicly traded equity affiliate in which the Company has a minority interest, in exchange for additional shares of MPI and other consideration. The transfer, when and if agreed to, will be contingent upon various factors. The Company does not presently control MPI and does not expect to control MPI after the exchange. In April 2003, MPI issued an additional 25.0 million shares in a secondary offering in which the Company did not participate. The Company's interest in MPI after the offering is 23.3%. The Company expects to exit the timber and natural gas businesses in order to focus resources on its core Business and Security Services segments. The nature and timing of the exit could materially affect the Company's results of operations and cash flows in one or more periods.

Net sales from the Company's gold operations during the first quarter of 2003 increased 39% from the 2002 period to $5.4 million, primarily as a result of higher average realizations. Operating profit at the Company's gold operations was $0.2 million in the first quarter of 2003 versus $0.4 million in the 2002 period. The decrease in operating profit reflects higher costs per ounce sold.

Revenues from the Company's timber operations are primarily from the sale of wood chips, logs and lumber. Revenues for the Company's timber operations of $5.1 million were $0.5 million higher in the first quarter of 2003 than in the same period of 2002 primarily due to an increase in the volume of wood chips and lumber sold, partially offset by a reduction in the volume of logs sold. In addition, the first quarter of 2003 reflected increases in the sales prices for logs and lumber as compared to the prior year quarter. The operating profit of $0.2 million for the first quarter of 2003 improved from a loss of $0.4 million in the prior year quarter, reflecting the higher sales volume as well as lower production costs.

Net sales from the Company's natural gas operations were $1.9 million, or $0.4 million higher than the 2002 period, primarily due to higher natural gas prices. Operating profit for the natural gas operations, including royalty income, increased $0.6 million from the 2002 period to $2.9 million primarily due to higher natural gas prices.

FORMER COAL OPERATIONS
During December 2002, the Company concluded its plan to sell or shut down it coal mining operations by selling or shutting down its remaining coal operations. Residual assets have been classified by the Company as held and used.

In the first quarter of 2003, the Company began recognizing certain expenses related to its former coal operations as part of the Company's continuing operations. Prior to 2003, these expenses were classified as part of the Company's loss from discontinued operations. Expenses included in continuing operations in the first quarter of 2003 related to the Company's former coal operations were as follows:

                                                          Three Months
                                                         Ended March 31
(In millions)                                                2003
--------------------------------------------------------------------------------
Former coal operations:
   Company-sponsored postretirement
     benefits other than pensions                        $   12.2
   Black lung obligations                                     1.5
   Pension                                                    0.1
   Administrative, legal and other expenses, net              3.5
--------------------------------------------------------------------------------
                                                         $   17.3
================================================================================

Quarterly administrative, legal and other expenses, net, are expected to decline during 2003 as administrative functions are reduced and residual assets sold. Expenses related to residual assets include property taxes, insurance and lease payments.

The Company will continue to record adjustments to coal-related contingent assets and liabilities within discontinued operations. In the first quarter of 2003, the Company recorded a charge of $0.4 million (after tax) in discontinued operations reflecting its current estimate of the value of certain contingent liabilities of the former coal operations.

In April 2003, the Company accepted $19.8 million in full settlement of the notes receivable and royalty obligations received as part of the consideration in the sale of its former Virginia coal operations. The Company will recognize a $2.6 million pretax gain on the settlement in the second quarter of 2003.

CORPORATE EXPENSES
Corporate expenses were $1.7 million higher during the first quarter of 2003 as compared to the same period of 2002, primarily due to higher benefit-related expenses. In addition, payroll costs during the 2003 period were higher than in the same period of 2002 due to increased headcount. Corporate expenses for the last nine months of 2003 will include additional costs associated with actions to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

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

Brink's Venezuelan subsidiary was considered to be operating in a highly inflationary economy during 2002. However Venezuela was no longer treated as having a highly inflationary economy effective January 1, 2003. It is possible that the economy in Venezuela may be considered highly inflationary again at some time in the future.

The Company is also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, political instability, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Company cannot be predicted.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses is a component of each segment's previously discussed operating profit. The $17.6 million increase in selling, general and administrative expenses for the first quarter of 2003 as compared to the same period of 2002 was primarily due to higher benefit-related costs and the negative effect of the strengthening of certain currencies relative to the U.S. dollar, primarily in Europe. Higher pension expense for the Company's primary U.S. pension plan resulted from unfavorable returns on plan assets over the last three years and a lower discount rate used to determine projected benefit obligations. In addition, during the first quarter of 2002, expenses associated with the Company's former coal operations were recorded within discontinued operations. Beginning in 2003, expenses associated with the former coal operations are recorded in continuing operations.

OTHER OPERATING INCOME, NET
Other operating income, net, which is a component of each operating segment's previously discussed operating profit, includes the Company's share of net earnings or losses of unconsolidated affiliates, royalty income and gains and losses from foreign currency exchange. Other operating income, net for the quarter ended March 31, 2003 was $4.5 million, compared to $3.9 million in the quarter ended March 31, 2002. The increase in other operating income was primarily attributable to an increase in gas royalty income, partially offset by lower gains from foreign currency exchange in the first quarter of 2003.

INTEREST EXPENSE
Interest expense increased $0.2 million in the first quarter of 2003 as compared to the same period of 2002, primarily due to higher average borrowings partially offset by lower average borrowing costs.

INTEREST AND OTHER INCOME (EXPENSE), NET
Interest and other income (expense), net, increased $2.2 million for the first quarter of 2003 as compared to the same period of 2002. Interest and other income, net, for the first quarter of 2003 included approximately $0.2 million of interest income associated with the Company's Voluntary Employees' Beneficiary Association ("VEBA"). Interest income on the VEBA was recorded within discontinued operations during 2002.

INCOME TAXES
The effective tax rate for continuing operations for the first three months of 2003 was 37.5% compared to 35.5% in the same period of 2002. The provision for income taxes exceeded the 35% statutory federal income tax rate in each of the 2003 and 2002 periods presented primarily due to state income taxes, partially offset by lower taxes on certain foreign earnings. The Company's effective tax rate may change from period to period due to changes in the expected geographical mix of earnings and other factors.

                         LIQUIDITY AND CAPITAL RESOURCES


                                                                             Three Months
                                                                            Ended March 31
(In millions)                                                                2003     2002
--------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Before changes in operating assets and liabilities               $        53.6     81.8
   Changes in assets and liabilities, including working capital              (4.3)   (33.1)
   Discontinued operations                                                    -      (16.6)
--------------------------------------------------------------------------------------------
     Operating activities                                                    49.3     32.1
--------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Capital and aircraft heavy maintenance expenditures                      (51.3)   (47.6)
   Other                                                                      2.0    (10.4)
--------------------------------------------------------------------------------------------
     Investing activities                                                   (49.3)   (58.0)
--------------------------------------------------------------------------------------------
Cash flows before financing activities                              $         -      (25.9)
============================================================================================


OPERATING ACTIVITIES
Cash provided by operating activities was higher in the first quarter of 2003 compared to the 2002 period primarily due to a decrease in cash used for working capital needs and by former coal operations in the 2003 quarter, partially offset by lower income from continuing operations in 2003. Cash used in working capital in 2003 primarily reflected fluctuations in receivable and payable levels at Brink's and BAX Global as well as a net $2.8 million impact of payments of accounts payable in excess of receivables collections at the Company's former coal operations.

Through BAX Funding Corporation ("BAX Funding"), a wholly-owned, consolidated special-purpose subsidiary, BAX Global converts a majority of its U.S. receivables into cash by selling an undivided interest in a pool of the receivables to a third party. This reduces the amount that the Company is required to borrow under its credit lines for working capital. During the first quarter of 2003, BAX Funding decreased the net amount of revolving interest sold by $7 million to $65 million. During the first quarter of 2002, BAX Funding decreased the net amount of revolving interest sold by $16 million to $53 million.

Based on its preliminary tax planning, the Company expects to make a voluntary contribution to its primary U.S. pension plan during 2003.

INVESTING ACTIVITIES
Capital expenditures for the first quarter of 2003 of $47.4 million were $6.3 million higher than for the same period in 2002, primarily due to an increase in subscriber installations at BHS.
                                                          Three Months
                                                         Ended March 31
                                                       2003         2002
---------------------------------------------------------------------------
Capital expenditures:
   Brink's                                         $   16.4         14.8
   Brink's Home Security                               23.1         20.1
   BAX Global                                           5.8          4.6
---------------------------------------------------------------------------
     Business and Security Services                    45.3         39.5
---------------------------------------------------------------------------
   Other Operations                                     2.0          1.6
   General corporate                                    0.1          -
---------------------------------------------------------------------------
     Capital expenditures                          $   47.4         41.1
===========================================================================

Aircraft heavy maintenance expenditures decreased $2.6 million in 2003 to $3.9 million as compared to 2002 as a result of the timing of regularly scheduled maintenance for aircraft. The Company expects to spend between $25 million and $30 million on aircraft heavy maintenance in 2003.

Capital expenditures for continuing operations in 2003 are currently expected to range from $200 million to $220 million, depending on operating results throughout the year. Expected capital expenditures for 2003 reflect an increase in customer installations at BHS and information technology spending at Brink's and BAX Global.

As previously discussed, in April 2003, the Company received $19.8 million in cash associated with the prepayment of obligations arising from the sale of its former coal operations.

The Company has established a Voluntary Employees' Beneficiary Association ("VEBA") which is intended to tax efficiently fund certain retiree medical liabilities primarily for retired coal miners and their dependents. As of March 31, 2003, the balance in the VEBA was $17.7 million and was included in other non current assets. In April 2003, the Company contributed $32 million to the VEBA and expects to make additional contributions using a portion of the proceeds from future asset sales and of the cash generated from operations.

BUSINESS SEGMENT CASH FLOWS
The Company's consolidated cash flows before financing activities depend on each of the operating segments' cash flows.

                                                                Three Months
                                                               Ended March 31
(In millions)                                                  2003       2002
--------------------------------------------------------------------------------
Cash flows before financing activities:
   Brink's                                                  $  (11.2)     14.0
   BHS                                                          12.7      13.8
   BAX Global                                                    1.6     (22.8)
   Corporate, other operations and former coal operations       (3.1)     (3.4)
   Discontinued operations                                       -       (27.5)
--------------------------------------------------------------------------------
Cash flows before financing activities                      $    -       (25.9)
===============================================================================-


Cash flows before financing activities at Brink's decreased $25.2 million primarily due to lower operating results, an increase in cash used to cover working capital needs and the impact of an acquisition in Belgium. Cash used for working capital reflected an increase in accounts receivable at Brink's subsidiary in France due to a temporary delay in billing needed to reflect recently negotiated price increases.

The $24.4 million increase in cash flows before financing activities at BAX Global was primarily due to lower cash used for increases in working capital, reflecting lower receivables levels in the 2003 period, reflecting improved collections and higher accounts payable due to increased activity in Asia Pacific.

In the first quarter of 2002, cash flows before financing activities for the discontinued operations reflected an operating loss resulting from weak coal market conditions and mine development spending.

FINANCING ACTIVITIES
Net cash flows provided by financing activities were $14.6 million for the first quarter of 2003 compared with $31.1 million in the same period of 2002.

The Company has an unsecured $350 million credit agreement with a syndicate of banks under which it may borrow on a revolving basis over a three-year term ending September 2005. Approximately $188.3 million was available for borrowing under this facility at March 31, 2003.

The Company has three unsecured multi-currency revolving bank credit facilities that total $110 million in available credit, of which $44.2 million was available at March 31, 2003 for additional borrowing. Various foreign subsidiaries maintain other secured and unsecured lines of credit and overdraft facilities with a number of banks. Amounts outstanding under these agreements are included in short-term borrowings. The Company is currently negotiating a replacement for a $30 million multi-currency bank facility (included in the $110 million noted above) that expires in June 2003.

The U.S. bank credit agreement, the agreements under which the Senior Notes were issued and the multi-currency revolving bank credit facilities each contain various financial and other covenants. The financial covenants limit the Company's total indebtedness, provide for minimum coverage of interest costs, and require the Company to maintain a minimum level of net worth. A failure to comply with the terms of one of these loan agreements could result in the acceleration of the repayment terms in that agreement as well as the Company's other agreements. At March 31, 2003, the Company was in compliance with all financial covenants.

The Company believes it has adequate sources of liquidity to meet its near-term requirements.

As of March 31, 2003, the Company had the remaining  authority to purchase up to
1.0 million shares of the Company's common stock under a share repurchase program authorized by the Board of Directors (the "Board"), with an aggregate purchase price limitation of $19.1 million. No purchases were made under the authority in the first quarter of 2003.

During the first quarter of 2003 and 2002, the Company paid cash dividends of $1.3 million in each period on the Company's common stock. Future dividends, if any, on the Company's common stock are dependent on the earnings, financial condition, cash flow and business requirements of the Company, as determined by the Board. On May 2, 2003, the Board declared its regular quarterly dividend of $0.025 per share on its common stock.

CONTINGENCIES
The Company is defending potentially significant civil suits relating to its former coal business. Although the Company is defending these cases vigorously and believes that its defenses have merit, it is possible that one or more of these suits ultimately may be decided in favor of the plaintiffs. If so, the Company expects that the ultimate amount of unaccrued losses could range from $0 to $30 million.

The Company is continuing to market the residual assets of its former coal operations, and expects purchasers to assume a portion of the Company's coal equipment operating leases and advance minimum royalty obligations. Advance royalty payments relate to the right to access and mine coal properties. These advance royalty payments are recoverable against future production by purchasers of the residual coal assets. At March 31, 2003, the amount of the Company's obligations that are expected to be assumed by purchasers was approximately $25 million. To the extent that obligations are not assumed by purchasers as expected, the Company's liabilities associated with advance minimum royalty obligations could potentially increase.

The Company participates in the United Mine Workers of America ("UMWA") 1950 and 1974 pension plans at defined contribution rates, but expects to ultimately withdraw from these plans. At March 31, 2003, the Company's estimated withdrawal liability was $35.0 million, unchanged from the amount as reported at December 31, 2002. The actual withdrawal liability, if any, is subject to several factors, including funding and benefit levels of the plans and the date that the Company is determined to have completely withdrawn from the plans. Accordingly, the ultimate obligation could change materially.

At March 31, 2003 the liability recorded for the Company's UMWA Combined Benefit Fund obligations under the Coal Industry Retiree Health Benefit Act of 1992 was $171.8 million. This liability will be adjusted as new historical data is received and assumptions used to estimate the liability change. Such adjustments typically occur in the fourth quarter each year.

In 1999, the U.S. District Court of the Eastern District of Virginia entered a final judgment in favor of certain of the Company's subsidiaries, ruling that the Federal Black Lung Excise Tax ("FBLET") is unconstitutional as applied to export coal sales. Through 2001, the Company has received refunds of $24.2 million (including interest). During the fourth quarter of 2002, the Company reached a settlement under which the government agreed to pay additional refunds of $3.2 million, of which $1.0 million was received during the first quarter of 2003. The Company continues to pursue the refund of other FBLET payments. Due to uncertainty as to the ultimate receipt of additional amounts, if any, which could amount to as much as $18 million (before income taxes), as well as the timing of any additional FBLET refunds, the Company has not currently recorded receivables for such additional FBLET refunds.

OTHER
Each of the Company's business segments and its former coal operations expects to report higher pension expense in 2003 as compared to 2002. On a consolidated basis, using current assumptions, the increase in pension expense for the Company's primary U.S. pension plan in 2003 is expected to be approximately $13 million, including $2 million related to former coal operations.

RECENT ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001 and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it becomes an obligation, if a reasonable estimate of fair value can be made. The Company assessed the effects of SFAS No. 143 in the first quarter of 2003. SFAS No. 143 did not have a material impact on the Company's results of operations or financial position.

SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued in May 2003 and amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The implementation of the new standard is not expected to have a material effect on the Company's results of operations or financial position.

MARKET RISKS AND HEDGING AND DERIVATIVE ACTIVITIES
The Company has activities in over 100 countries and a number of different industries. These operations expose the Company to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. In addition, the Company consumes and sells certain commodities in its businesses, exposing it to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by the Company as an integral part of its overall risk management program. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency rate fluctuations may have in any one country on the consolidated translated results. The Company's risk management program considers this favorable diversification effect as it measures the Company's exposure to financial markets and as appropriate, seeks to reduce the potentially adverse effects that the volatility of certain markets may have on its operating results. The Company has not had any material change in its market risk exposures since December 31, 2002.

CONTROLS AND PROCEDURES
Within the 90 days prior to the filing date of this report, the Company performed an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company was made known to them, particularly with respect to the period covered by this report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

FORWARD-LOOKING INFORMATION
Certain of the matters discussed herein, including statements regarding the expectation of significant ongoing expenses and cash outflows related to former coal operations, expected increases in pension expenses and the impact of the increases on the operating results of the Company and its subsidiaries, the timing and amount of costs associated with the closing of Brink's corporate headquarters in Connecticut, the benefits to Brink's European operating results during the remainder of 2003 of management changes and work force reductions, economic conditions in South America and their impact on Brink's operating results, the impact of SARS on Brink's and BAX Global's revenues and operating profits, seasonal increases in BHS' disconnect rate in the second and third quarters of 2003, the continuing effects of the weak U.S. and European economies on BAX Global's financial condition, the impact of surcharges imposed by airlines in the future on BAX Global's operating results, the potential sale of the Company's gold mining joint ventures to MPI, control of MPI following the Company's exchange of its interest in gold mining joint ventures for additional shares of MPI and other consideration, the Company's expectation that it will exit the timber and natural gas businesses and the impact that the exit could have on results of operations and cash flows, the anticipated decline of administrative, legal and other expenses, net, associated with the former coal operations, the possibility that the Venezuelan economy might be considered highly inflationary again, the expectation that the Company will elect to make a voluntary contribution to its primary U.S. pension plan trust during 2003, expenditures in 2003 for aircraft heavy maintenance, anticipated capital expenditures in 2003, possible contributions to the VEBA using a portion of the proceeds from future asset sales and cash generated from operations, the adequacy of sources of liquidity to meet the Company's near-term requirements, the amount and timing of additional FBLET refunds, if any, potential losses arising out of civil suits relating to the former coal business, sales of residual assets of the former coal business and the assumption by purchasers of various obligations associated with those assets, potential increases in royalty obligations if obligations are not assumed as expected by purchasers of residual coal assets, the timing of and liability for withdrawal from pension plans associated with the exit from the coal business, the replacement of some of the Company's surety bonds by purchasers of the Company's former coal operations, the ability of the Company to provide letters of credit or other collateral to replace any surety bonds that are not renewed and the impact of SFAS No. 149 on the Company's results of operations and financial position, involve forward-looking information which is subject to known and unknown risks, uncertainties and contingencies with could cause actual results, performance or achievements to differ materially from those which are anticipated.

Such risks, uncertainties and contingencies, many of which are beyond the control of the Company, include, but are not limited to, the timing of the pass-through of costs relating to the disposal of coal assets by third parties and governmental authorities, actual retirement experience of coal employees, black lung claims incidence, the number of dependents of coal employees for whom benefits are provided, coal industry employee turnover rates, actual medical and legal costs relating to benefits, changes in inflation rates (including the continued volatility of medical inflation), fluctuations in interest rates, the ultimate amount of pension expense, performance of the investments held by the pension plan trust, staffing decisions relating to the closure of Brink's Connecticut office, decisions by Brink's employees in Connecticut with respect to relocation, ongoing contractual obligations relating to the Connecticut office, costs associated with transitioning the Connecticut workforce to Texas and Virginia, government reforms and initiatives in South America, the ability of Brink's management to effectively address  economic  and other  pressures  in Europe,  the costs  associated  with
Brink's European work force reductions, strategic decisions by Brink's competitors with respect to their South American operations, the timing and effect of SARS containment efforts and the impact of SARS on global economies, reductions in the availability of cargo space on aircraft due to a decrease in the number of flights resulting from SARS, the number of BHS customers who move during the second and third quarters, changes in the economies of the U.S. and Europe, the ability of BAX Global to pass airline surcharges on to its customers, the size and timing of rate and cost increases, if any, the negotiation of definitive agreements with respect to the Company's gold joint ventures and the satisfaction of any conditions contained therein, actions taken by MPI or its other shareholders that reduces the number of its outstanding shares, the market for the Company's gold, timber and natural gas businesses and the ability to negotiate and conclude sales of those operations on mutually agreeable terms, the consideration received in any sale of the timber and natural gas businesses, the timing of sales of the residual coal assets, the ability of purchasers of those assets to assume various liabilities, the timing and extent of coal mining by purchasers of residual coal assets, costs associated with reducing the administrative functions supporting the former coal operations, the willingness of lessors to consent to lease assignments, the mix of investments held by the VEBA and the performance of those investments, the Company's tax planning, the funding level of the Company's primary U.S. pension plan trust, changes in strategy or the allocation of resources, the ability of the Company to capitalize on tax advantages as a result of providing additional funding to the VEBA, market performance, the Company's credit ratings, positions taken by various governmental entities with respect to the claims for FBLET refunds, discovery of new facts relating to the civil suits, the addition of claims or changes in damages sought by the adverse parties, decisions by the courts, whether interim or final, during the course of the suits, acceptance of replacement bonds by governmental authorities, borrowing capacity under the Company's U.S. credit facility, the sizing and timing of the Company's hedging relationships, interpretations of SFAS No. 149 by third parties, overall economic and business conditions, foreign currency exchange rates, the impact of continuing initiatives to control costs and increase profitability, pricing and other competitive industry factors, fuel prices, new government regulations, legislative initiatives, including initiatives with respect to medicare coverage of prescription drugs, judicial decisions, variations in costs or expenses and the ability of counterparties to perform.

                           PART II - OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K
------            --------------------------------

(a)      Exhibits:

         Exhibit
         Number


     3   (i)  Articles of Amendment to the Registrant's Articles of
              Incorporation, dated as of May 2, 2003.

         (ii) The Registrant's Bylaws, as amended through May 2, 2003.

     99  (i)  Certifications of Chief Executive Officer and Chief Financial
              Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K:

         (i) Report on Form 8-K, filed on April 30, 2003, furnishing the Registrant's earnings press release for the first quarter of 2003 pursuant to Item 12 of Form 8-K in accordance with SEC Release Nos. 33-8216; 34-47583.

         (ii) Report on Form 8-K, filed on May 5, 2003, announcing the change of the Registrant's name to The Brink's Company.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   THE BRINK'S COMPANY



May 12, 2003                          By:             /s/ Robert T. Ritter
                                          --------------------------------------
                                                    Robert T. Ritter
                                                    (Vice President -
                                                Chief Financial Officer)

                                 CERTIFICATIONS
         I, Michael T. Dan, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of The Brink's Company;

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

          Date:    May 12, 2003
                                                        /s/ Michael T. Dan
                                                      -----------------------
                                                      Michael T. Dan
                                                      Chief Executive Officer

         I, Robert T. Ritter, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of The Brink's Company;

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

          Date:    May 12, 2003
                                      /s/ Robert T. Ritter
                                     -------------------------------------------
                                      Robert T. Ritter
                                      Vice President and Chief Financial Officer