Form 10-K/A
period 2001-12-31
BRINKS CO
filed 2003-05-15
CIK 78890

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                                 Amendment No. 1
(Mark One)
    X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 2001

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____________ to ____________

                          Commission file number 1-9148

                              THE BRINK'S COMPANY
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

                Former Name of Registrant. The Pittston Company
                                          --------------------

        Securities registered pursuant to Section 12(b) of the Act:

                         Title of each class
          Pittston Brink's Group Common Stock, Par Value $1
Rights to Purchase Series A Participating Cumulative Preferred Stock

                               Name of exchange on
                                which registered
                             New York Stock Exchange
                             New York Stock Exchange



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

                               Yes X No

         As of May 13, 2003, there were issued and outstanding 54,253,423 shares of common stock. The aggregate market value of such stocks held by nonaffiliates, as of June 28, 2002, was $1,237,810,008.

         Documents incorporated by reference: Part I, Part II and Part IV incorporate information by reference from the Annual Report of the Company for the year ended December 31, 2001. Part III incorporates information by reference from portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A.

                                Explanatory Note


         Information included in the original report on Form 10-K has not been amended by this form 10-K/A to reflect any information or events subsequent to the filing of the original Annual Report on Form 10-K. On May 5, 2003, The Pittston Company changed its name to The Brink's Company. The Brink's Company common stock trades on the New York Stock Exchange under the symbol "BCO."

PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES


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

                  BAX Global's
                Transportation   Charter
                    Network     Customers   Grounded  Total
-------------------------------------------------------------------------------
Leased or Contracted:
   DC-8:
     Cargo              12          1          -        13
     Combi-Configured    -          3          -         3
   727-Cargo             9          -          -         9
-------------------------------------------------------------------------------
                        21          4          -        25
-------------------------------------------------------------------------------
Owned:
   DC-8:
     Cargo               -          -          4         4
     Combi-Configured    -          2          -         2
-------------------------------------------------------------------------------
   Total Planes         21          6          4        31
-------------------------------------------------------------------------------


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

Also, see Note 13 to the Consolidated Financial Statements in the Company's 2001 Annual Report for information regarding future minimum lease payments related to the Company's aircraft. Based on the current state of the aircraft leasing market, BAX Global believes that it should be able to renew these leases or enter into new leases on terms reasonably comparable to those currently in effect.

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


DISCONTINUED OPERATIONS

The Company's Coal Operations was reported as a discontinued operation as of December 31, 2000 due to the Company's formal plan to exit the business. Although the Company intends to dispose of its Coal Operations, it expects to retain certain assets and liabilities associated with the Coal Operations, certain of which are material to the Company. See Note 5 to the Consolidated Financial Statements in the Company's 2001 Annual Report, which Note is herein incorporated by reference.

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

The following tables indicate the tons of coal purchased, produced and sold by Coal Operations for the years ended 2001, 2000 and 1999.

                                    Years ended December 31
(In thousands of tons)              2001      2000     1999
-------------------------------------------------------------------------------
Produced                           9,440     9,805   10,620
Purchased                            969     1,524    2,346
-------------------------------------------------------------------------------
                                  10,409    11,329   12,966
-------------------------------------------------------------------------------
Sales:
   North America                   8,376     9,272    9,360
   Export                          1,965     2,679    3,488
-------------------------------------------------------------------------------
                                  10,341    11,951   12,848
-------------------------------------------------------------------------------

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

Compliance with health and safety laws is, in general, a cost common to all domestic coal producers. The Company believes that the competitive position of Coal Operations has not been and should not be adversely affected except in the export market where Coal Operations competes with various foreign producers subject to less stringent health and safety regulations. See Note 14 to the Consolidated Financial Statements in the Company's 2001 Annual Report for a description of certain of the Company's employee benefit obligations.

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

Name                              Age      Positions and Offices Held                                           Held Since
----------------------------- -------- --- ---------------------------------------------------------------- --------------------
Executive Officers:
Michael T. Dan                    51       President and Chief Executive Officer                                   1998
                                           Chairman of the Board                                                   1999
James B. Hartough                 54       Vice President-Corporate Finance and Treasurer                          1988
Frank T. Lennon                   60       Vice President-Human Resources and Administration                       1985
Austin F. Reed                    50       Vice President, General Counsel and Secretary                           1994
Robert T. Ritter                  50       Vice President and Chief Financial Officer                              1998

Other Officers:
Matthew A.P. Schumacher           43       Controller                                                              2001
Arthur E. Wheatley                59       Vice President and Director of Risk Management                          1988

Subsidiary Officers:
Joseph L. Carnes                  44       President of BAX Global Inc.                                            2000
Thomas W. Garges, Jr.             62       President and Chief Executive Officer of Pittston Coal Company          1999
Richard R.N. Hickson              45       President of Brink's, Incorporated                                      2000
Robert B. Allen                   48       President of Brink's Home Security, Inc.                                2001
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

Reference is made to pages 57 through 59 of the Company's 2001 Annual Report which is herein incorporated by reference, for other information required by this item.

ITEM 6. SELECTED FINANCIAL DATA

Reference is made to pages 60 through 62 of the Company's 2001 Annual Report which is herein incorporated by reference, for information required by this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Reference is made to pages 2 through 24 of the Company's 2001 Annual Report which is herein incorporated by reference, for information required by this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information regarding quantitative and qualitative disclosures about market risk is included in this report under Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to pages 25 through 59 of the Company's 2001 Annual Report which is herein incorporated by reference, for information required by this item.

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

Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2003.

                                               The Brink's Company
                                           -----------------------------
                                                   (Registrant)




                                      By            /s/ M. T. Dan
                                          -----------------------------------

                                             (M. T. Dan, Chairman, President
                                             and Chief Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on May 15, 2003.

      Signatures                                                  Title
      -----------------                                          -----------

  R. G. Ackerman*                                                Director
  B. C. Alewine*                                                 Director
  J. R. Barker*                                                  Director
  M. C. Breslawsky*                                              Director
  J. L. Broadhead*                                               Director




  /s/ M. T. Dan                                      Chairman, President and
  ----------------------------------------------
  (M. T. Dan)                                        Chief Executive Officer
                                                  (principal executive officer)


  G. Grinstein*                                                  Director
  R. M. Gross*                                                   Director


  /s/ R. T. Ritter                                         Vice President
  ----------------------------------------------
  (R.T. Ritter)                                        and Chief Financial
                                                       Officer (principal
                                                       financial officer and
                                                       principal accounting
                                                       officer)


  C. S. Sloane*                                                Director

  *By      /s/ M. T. Dan
           -------------------------------------
           (M. T. Dan, Attorney-in-Fact)

         CERTIFICATIONS


         I, Michael T. Dan, certify that:

         1. I have reviewed this annual report on Form 10-K/A of The Brink's Company;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: May 15, 2003                     /s/ Michael T. Dan
                                           -----------------------------------
                                           Michael T. Dan
                                           Chief Executive Officer

         I, Robert T. Ritter, certify that:

         1. I have reviewed this annual report on Form 10-K/A of The Brink's Company;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date: May 15, 2003               /s/ Robert T. Ritter
                                     -----------------------------------
                                     Robert T. Ritter
                                     Vice President and Chief Financial Officer

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

THE PITTSTON COMPANY ANNUAL REPORT

Management's Discussion and Analysis of Results of
Operations and Financial Condition....................2-24
Independent Auditors' Report............................26
Consolidated Balance Sheets.............................27
Consolidated Statements of Operations................28-29
Consolidated Statements of Comprehensive
   Income (Loss)........................................30
Consolidated Statements of Shareholders' Equity.........31
Consolidated Statements of Cash Flows...................32
Notes to Consolidated Financial Statements...........33-59
Selected Financial Data .............................60-62

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

13           2001 Annual Report of the Registrant.

21           Subsidiaries of the Registrant.

23           Consent of independent auditors.

24           Powers of attorney.

99*          (a)  Amendment to Registrant's
                  Pension-Retirement Plan relating to
                  preservation of assets of the
                  Pension-Retirement Plan upon a change
                  in control. Exhibit 99 to the
                  Registrant's Annual Report on Form
                  10-K for the year ended December 31,
                  1992 (filed March 20, 1993 - File No.
                  1-9148).
99           (b)  Certifications for Chief Executive
                  Officer and Chief Financial Officer
                  pursuant to 18 U.S.C. Section 1350,
                  as adopted pursuant to Section 906 of
                  the Sarbanes Oxley Act of 2002.
--------------------------
*Management contract or compensatory plan or arrangement.