Form 10-Q
period 2003-06-30
BRINKS CO
filed 2003-08-14
CIK 78890

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q




            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from ________ to ________


                          Commission file number 1-9148




                               THE BRINK'S COMPANY
                              --------------------
             (Exact name of registrant as specified in its charter)



                 Virginia                               54-1317776
 ----------------------------------------           ------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)



               1801 Bayberry Court, Richmond, Virginia 23226-8100
               (Address of principal executive offices) (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes  X    No
                                                 ---      ---

As of August 1, 2003, 54,253,423 shares of $1 par value common stock were outstanding.

                         Part I - Financial Information
                         ------------------------------
                      The Brink's Company and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                     (In millions, except per share amounts)

                                                                                 June 30                December 31
                                                                                  2003                     2002
----------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
ASSETS

Current assets:
Cash and cash equivalents                                                 $        138.0                   102.3
Accounts receivable, net                                                           522.6                   540.0
Prepaid expenses and other                                                          83.8                    58.4
Deferred income taxes                                                               79.8                    81.3
----------------------------------------------------------------------------------------------------------------------
   Total current assets                                                            824.2                   782.0

Property and equipment, net                                                        893.6                   871.2
Goodwill, net                                                                      235.0                   227.9
Deferred income taxes                                                              352.9                   349.3
Other assets                                                                       250.7                   229.5
----------------------------------------------------------------------------------------------------------------------
   Total assets                                                           $      2,556.4                 2,459.9
======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                                     $         92.1                    41.8
Current maturities of long-term debt                                                15.8                    13.3
Accounts payable                                                                   260.4                   261.9
Accrued liabilities                                                                450.4                   476.3
----------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                       818.7                   793.3

Long-term debt                                                                     299.5                   304.2
Accrued pension costs                                                              135.5                   122.6
Postretirement benefits other than pensions                                        469.7                   471.7
Deferred revenue                                                                   128.4                   127.0
Deferred income taxes                                                               36.0                    28.4
Other liabilities                                                                  247.8                   231.5
----------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                             2,135.6                 2,078.7

Commitments and contingent liabilities (Note 6)

Shareholders' equity:
Common stock, par value $1 per share:
   Authorized: 100.0 shares;
   Issued and outstanding: 2003 and 2002 - 54.3 shares                              54.3                    54.3
Capital in excess of par value                                                     377.2                   383.0
Retained earnings                                                                  214.7                   213.1
Accumulated other comprehensive loss                                              (209.3)                 (236.2)
Employee benefits trust, at market value                                           (16.1)                  (33.0)
----------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                      420.8                   381.2
----------------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                             $      2,556.4                 2,459.9
======================================================================================================================

See accompanying notes to consolidated financial statements.

                      The Brink's Company and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In millions, except per share amounts)
                                   (Unaudited)

                                                           Three Months                           Six Months
                                                            Ended June 30                        Ended June 30
                                                        2003           2002                  2003           2002
----------------------------------------------------------------------------------------------------------------------

Revenues                                        $      975.2          919.1               1,916.5        1,818.6

Expenses:
Operating expenses                                     839.9          768.0               1,656.8        1,525.4
Selling, general and administrative
   expenses                                            126.3          117.7                 252.1          226.6
----------------------------------------------------------------------------------------------------------------------
   Total expenses                                      966.2          885.7               1,908.9        1,752.0
Other operating income, net                              8.3            2.2                  12.8            6.1
----------------------------------------------------------------------------------------------------------------------
   Operating profit                                     17.3           35.6                  20.4           72.7

Interest expense                                        (6.8)          (5.8)                (13.0)         (11.8)
Interest and other income (expense), net                 4.2            -                     6.0           (0.4)
Minority interest                                       (1.8)          (0.1)                 (2.6)          (1.2)
----------------------------------------------------------------------------------------------------------------------
   Income from continuing operations
     before income taxes                                12.9           29.7                  10.8           59.3
Provision for income taxes                               4.9           10.6                   4.1           21.1
----------------------------------------------------------------------------------------------------------------------
   Income from continuing operations                     8.0           19.1                   6.7           38.2

Loss from discontinued operations,
   net of tax                                           (1.9)           -                    (2.3)         (11.0)
----------------------------------------------------------------------------------------------------------------------
   Net income                                   $        6.1           19.1                   4.4           27.2
======================================================================================================================

Basic net income (loss) per
   common share:
   Continuing operations                        $        0.15          0.36                   0.13           0.73
   Discontinued operations                              (0.04)          -                    (0.05)         (0.21)
----------------------------------------------------------------------------------------------------------------------
                                                $        0.11          0.36                   0.08           0.52
----------------------------------------------------------------------------------------------------------------------
Diluted net income (loss) per
   common share:
   Continuing operations                        $        0.15          0.36                   0.13           0.73
   Discontinued operations                              (0.04)          -                    (0.05)         (0.22)
----------------------------------------------------------------------------------------------------------------------
                                                $        0.11          0.36                   0.08           0.51
======================================================================================================================

See accompanying notes to consolidated financial statements.

                      The Brink's Company and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                                                                 Six Months
                                                                                                Ended June 30
                                                                                            2003            2002
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                          $        4.4            27.2
Adjustments to reconcile net income to net cash provided
   by operating activities
   Loss from discontinued operations, net of tax                                             2.3            11.0
   Depreciation and amortization                                                            84.7            74.4
   Impairment charges from subscriber disconnects                                           16.1            15.4
   Amortization of deferred revenue                                                        (12.2)          (11.8)
   Aircraft heavy maintenance expense                                                       10.3            15.6
   Deferred income taxes                                                                     3.2             5.5
   Provision for uncollectible accounts receivable                                          (2.9)            3.5
   Other operating, net                                                                      6.8            12.0
   Pension expense, net of contributions                                                    13.2             7.1
   Changes in operating assets and liabilities, net of effects of acquisition:
      Accounts receivable                                                                   33.9           (54.2)
      Prepaid and other current assets                                                     (22.3)          (15.5)
      Accounts payable and accrued liabilities                                             (29.2)           30.4
      Deferred subscriber acquisition costs                                                 (8.9)           (8.4)
      Deferred revenue from new subscribers                                                 13.2            13.3
      Other, net                                                                             2.6             3.8
   Net cash used by discontinued operations                                                  -             (42.3)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                  115.2            87.0
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Capital expenditures                                                                       (98.7)          (87.6)
Aircraft heavy maintenance expenditures                                                    (10.2)          (13.9)
Proceeds from:
   Disposal of property and equipment                                                        3.4             2.6
   Notes receivable and royalties related to sale of former coal operations                 26.0             -
Contribution to Voluntary Employees' Beneficiary Association                               (32.0)            -
Acquisition                                                                                 (4.5)            -
Other, net                                                                                  (2.3)            1.0
Discontinued operations, net                                                                 -             (17.0)
----------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                     (118.3)         (114.9)
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Long term debt:
   Additions                                                                                40.4            74.5
   Repayments                                                                              (48.7)          (64.3)
Short-term borrowings, net                                                                  44.1            27.6
Dividends                                                                                   (2.5)           (2.8)
Other, net                                                                                   0.1             0.9
----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                   33.4            35.9
----------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                      5.4             0.1
----------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                   35.7             8.1
Cash and cash equivalents at beginning of period                                           102.3            86.7
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $      138.0            94.8
======================================================================================================================

See accompanying notes to consolidated financial statements.

                      The Brink's Company and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Basis of presentation and accounting changes

         On May 2, 2003, the shareholders of The Pittston Company approved a proposal to change the Company's name to The Brink's Company. The name change became effective on May 5, 2003. Prior to May 5, 2003, The Pittston Company traded on the New York Stock Exchange under the symbol "PZB." On May 5, 2003, The Brink's Company began trading on the New York Stock Exchange under the symbol "BCO." The Brink's Company and its subsidiaries are referred to herein as the "Company."

         The Company has three operating segments within its "Business and Security Services" businesses: Brink's, Incorporated ("Brink's"), Brink's Home Security, Inc. ("BHS") and BAX Global Inc. ("BAX Global"). The fourth operating segment is Other Operations, which consists of the Company's gold, timber and natural gas operations. The Company also has significant assets, including $50 million of assets held by a Voluntary Employees' Beneficiary Association ("VEBA"), and liabilities associated with its former coal operations and expects to have significant ongoing expenses and cash outflows related to former coal operations.

         During July 2003, the Company entered into definitive agreements to sell its natural gas and timber businesses for combined cash proceeds of approximately $119 million. The gas transaction closed on August 13, 2003 and the Company received approximately $81 million in cash. The timber transaction is expected to close by the end of 2003. The timber transaction is subject to various closing conditions. The Company expects to reclassify the operating results of its natural gas and timber businesses from continuing operations to discontinued operations for all periods presented in its consolidated financial statements beginning in the third quarter of 2003.

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

2.       Earnings per share

                                                               Three Months                        Six Months
                                                                Ended June 30                     Ended June 30
         (In millions)                                      2003            2002              2003            2002
----------------------------------------------------------------------------------------------------------------------

         Numerator:
         Income from continuing operations             $     8.0           19.1                6.7           38.2
         Preferred stock dividends                           -             (0.2)               -             (0.3)
----------------------------------------------------------------------------------------------------------------------
         Basic and diluted income from continuing
           operations per share numerator              $     8.0           18.9                6.7           37.9
----------------------------------------------------------------------------------------------------------------------

         Denominator:
         Basic weighted average
           common shares outstanding                        53.0           52.0               52.8           51.9
         Effect of dilutive stock options                    -              0.5                0.1            0.3
----------------------------------------------------------------------------------------------------------------------
         Diluted weighted average
           common shares outstanding                        53.0           52.5               52.9           52.2
----------------------------------------------------------------------------------------------------------------------


         Unallocated shares of Company common stock held by The Brink's Company Employee Benefits Trust (the "Trust"), a grantor trust, are treated as treasury shares for earnings per share purposes. Accordingly, such shares are excluded from earnings per share calculations. As of June 30, 2003 and 2002, 1.1 million shares and 2.1 million shares, respectively, were held by the Trust. The Company excludes the effect of antidilutive securities from the computations of diluted earnings per share. The equivalent weighted average shares of common stock that were excluded in the three months ended June 30, 2003 and 2002 were 3.1 million shares and 1.1 million shares, respectively, and in the six months ended June 30, 2003 and 2002 were 3.3 million shares and 1.2 million shares, respectively.

         The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, since options are granted with an exercise price equal to the market price of the stock on the date of grant, the Company has not recognized any compensation expense related to its stock option plans.

         Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value of awards at the grant dates consistent with the optional recognition provision of SFAS No. 123, "Accounting for Stock Based Compensation," net income per share would have been the pro forma amounts indicated below:

                                                                 Three Months                      Six Months
         (In millions, except                                    Ended June 30                    Ended June 30
         per share amounts)                                   2003          2002              2003            2002
----------------------------------------------------------------------------------------------------------------------

         Net income:
             As reported                                  $    6.1         19.1                4.4           27.2
             Less: stock-based compensation
               expense determined under fair value
               method, net of related tax effects             (1.2)        (0.9)              (2.3)          (1.6)
----------------------------------------------------------------------------------------------------------------------
             Pro forma                                    $    4.9         18.2                2.1           25.6
----------------------------------------------------------------------------------------------------------------------

         Net income per common share:
             Basic, as reported                           $    0.11         0.36               0.08           0.52
             Basic, pro forma                                  0.09         0.35               0.04           0.49
             Diluted, as reported                              0.11         0.36               0.08           0.51
             Diluted, pro forma                                0.09         0.34               0.04           0.48
----------------------------------------------------------------------------------------------------------------------

3.       Supplemental cash flow information

                                                                                                  Six Months
                                                                                                  Ended June 30
         (In millions)                                                                       2003              2002
----------------------------------------------------------------------------------------------------------------------
         Cash paid for:
           Interest                                                                  $       11.6             11.1
           Income taxes, net of refunds                                                      13.3              3.0
----------------------------------------------------------------------------------------------------------------------

         Depreciation of property and equipment                                      $       80.9             71.3
         Amortization of BHS deferred subscriber acquisition costs                            3.8              3.1
----------------------------------------------------------------------------------------------------------------------
         Total depreciation and amortization                                         $       84.7             74.4
----------------------------------------------------------------------------------------------------------------------


4.       Comprehensive income

                                                               Three Months                        Six Months
                                                                Ended June 30                     Ended June 30
         (In millions)                                      2003            2002              2003            2002
----------------------------------------------------------------------------------------------------------------------

         Net income                                   $      6.1           19.1                4.4           27.2
         Other comprehensive income (loss),
           net of reclasses and taxes:
              Foreign currency translation
                adjustments                                 17.8           14.6               22.2           10.0
              Deferred benefit (expense) on
                cash flow hedges                             1.5           (0.1)               4.6           (0.6)
              Unrealized gains (losses) on
                marketable securities                        0.1            -                  0.1           (0.1)
----------------------------------------------------------------------------------------------------------------------
         Comprehensive income                         $     25.5           33.6               31.3           36.5
----------------------------------------------------------------------------------------------------------------------

5.       Former coal operations

         During the fourth quarter of 2002, the Company completed its planned exit of the coal business by selling or shutting down its remaining coal operations. Accordingly, in the first quarter of 2003, the Company began recognizing certain expenses related to its former coal operations as a part of continuing operations. Prior to 2003, these expenses were classified as part of the Company's loss from discontinued operations. Expenses included in continuing operations in the second quarter and first half of 2003 related to the Company's former coal operations were as follows:

                                                                          Three Months               Six Months
                                                                          Ended June 30             Ended June 30
         (In millions)                                                        2003                      2003
----------------------------------------------------------------------------------------------------------------------
         Former coal operations:
              Company-sponsored postretirement
                benefits other than pensions                         $        12.5                      24.7
              Black lung                                                       1.4                       2.9
              Pension                                                         (0.4)                     (0.3)
              Administrative, legal and other expenses, net                    1.7                       3.8
              Idle and closed mine expense and other income                    2.0                       3.4
----------------------------------------------------------------------------------------------------------------------
                                                                     $        17.2                      34.5
----------------------------------------------------------------------------------------------------------------------


6.       Contingencies

         The Company is defending various potentially significant civil suits. Although the Company is defending these cases vigorously and believes that its defenses have merit, it is possible that one or more of these suits ultimately may be decided in favor of the plaintiffs. If so, the Company expects that the ultimate amount of unaccrued losses could range from $0 to $40 million.

         The Company is continuing to market the residual assets of its former coal operations, and expects purchasers to assume a portion of the Company's coal equipment operating leases and advance minimum royalty obligations. Advance royalty payments relate to the right to access and mine coal properties. These advance royalty payments are recoverable against future production by purchasers of the residual coal assets. At June 30, 2003, the present value of the Company's obligations that are expected to be assumed by purchasers was approximately $8 million. To the extent that obligations are not assumed by purchasers as expected, the Company's liabilities associated with advance minimum royalty obligations could potentially increase. In August 2003, the Company entered into a letter of intent with respect to the sale of much of its remaining West Virginia coal assets. Consummation of any such transaction would be subject to the satisfaction of significant conditions including, without limitation, the negotiation and execution of a definitive purchase agreement.

         The Company will continue to record adjustments to coal-related contingent assets and liabilities within discontinued operations.

         At June 30, 2003, the liability recorded for the Company's UMWA Combined Benefit Fund obligations under the Coal Industry Retiree Health Benefit Act of 1992 was $169.9 million, reflecting payments made since the end of 2002. This liability will be adjusted as new historical data is received and assumptions used to estimate the liability change. The Company normally revises its estimated liability in the fourth quarter each year when it receives the annual actuarial evaluation.

         The Company participates in the United Mine Workers of America ("UMWA") 1950 and 1974 pension plans at defined contribution rates, but expects to ultimately withdraw from these plans. At December 31, 2002, the Company's estimated withdrawal liabilities were $35.0 million. In the second quarter of 2003, the Company increased the estimated withdrawal liabilities by $3.0 million to $38.0 million and recorded a charge in discontinued operations of $1.9 million (after-tax). This change in estimate reflects updated data received from third parties during the quarter. The Company's estimate of the obligation is based on several factors, including funding status and benefit levels of the plans and the date the Company is determined to have completely withdrawn from the plans. Since these factors may change over time, the ultimate withdrawal obligation, if any, could change materially.

         The Company has also recorded estimated liabilities for other contingent liabilities, including those for expected settlement of workers' compensation claims and certain reclamation obligations. Annual actuarial and engineering valuations of these liabilities are typically completed in the fourth quarter each year.

         In 1999, the U.S. District Court of the Eastern District of Virginia entered a final judgment in favor of certain of the Company's subsidiaries, ruling that the Federal Black Lung Excise Tax ("FBLET") is unconstitutional as applied to export coal sales. Through June 30, 2003, the Company has received refunds, including interest, of $27.2 million, including $2.8 million in 2003 of previously accrued amounts. The Company continues to pursue the refund of other FBLET payments. Due to uncertainty as to the ultimate receipt of additional amounts, if any, which could amount to as much as $18 million (before income taxes), as well as the timing of any additional FBLET refunds, the Company has not currently recorded receivables for such additional FBLET refunds.


7.       Costs associated with exit activities

         In 2003, management initiated a plan to close Brink's, Incorporated corporate headquarters in Darien, Connecticut and relocate employees to either Brink's, Incorporated U.S. headquarters in Coppell, Texas or The Brink's Company headquarters in Richmond, Virginia. As a result, approximately $5 million of severance and other costs are expected to be incurred in the U.S. during 2003, of which $0.9 million was recognized as a component of selling, general and administrative costs in the second quarter of 2003. The following summarizes the liability and activity for such costs:

                                                        One-time                Contract
         (In millions)                             Termination Benefits      Termination Costs     Other     Total
----------------------------------------------------------------------------------------------------------------------
         Balance at December 31, 2002                 $      -                       -              -         -
         Expense                                             0.7                     -              0.2       0.9
         Payments                                            -                       -             (0.2)     (0.2)
----------------------------------------------------------------------------------------------------------------------
         Balance at June 30, 2003                     $      0.7                     -              -         0.7
----------------------------------------------------------------------------------------------------------------------

         Total expense expected to be incurred        $      1.8                   1.1              2.1       5.0
----------------------------------------------------------------------------------------------------------------------


         In addition approximately $3.0 million of severance was expensed and paid in the six months ended June 30, 2003, associated with European work force reductions at Brink's, Incorporated.


8.       Subsequent events

         During July 2003, the Company entered into definitive agreements to sell its natural gas and timber businesses for combined cash proceeds of approximately $119 million. The natural gas transaction closed on August 13, 2003 and the Company received approximately $81 million in cash. The timber transaction is expected to close by the end of 2003. The timber transaction is subject to various closing conditions. The Company expects to reclassify the operating results of its natural gas and timber businesses from continuing operations to discontinued operations for all periods presented in its consolidated financial statements beginning in the third quarter of 2003.

         The assets expected to be transferred in the sale of the natural gas and timber businesses are included in the Company's consolidated balance sheet as of June 30, 2003 and are as follows:


         (In millions)                                              Natural gas                Timber
----------------------------------------------------------------------------------------------------------------------
         Current assets                                         $       -                       2.5
         Property and equipment, net                                   22.1                     2.3
----------------------------------------------------------------------------------------------------------------------
         Net book value to be transferred                       $      22.1                     4.8
----------------------------------------------------------------------------------------------------------------------


         The following table shows selected financial information for the Company's natural gas and timber businesses for the second quarter and first six months of 2003 and 2002.


                                                               Three Months                        Six Months
                                                                Ended June 30                     Ended June 30
         (In millions)                                      2003            2002              2003            2002
----------------------------------------------------------------------------------------------------------------------

         Natural Gas
           Operating profit                           $      5.9            2.0                8.8            4.3
           Income before taxes                               5.9            2.0                8.8            4.3
           Net income                                        3.5            1.3                5.9            2.9
----------------------------------------------------------------------------------------------------------------------

         Timber
           Operating profit (loss)                    $      -             (0.1)               0.2           (0.4)
           Income (loss) before taxes                        -             (0.1)               0.2           (0.4)
           Net income (loss)                                 -             (0.1)               0.1           (0.3)
----------------------------------------------------------------------------------------------------------------------

                      The Brink's Company and Subsidiaries
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


Summary
On May 2, 2003, the shareholders of The Pittston Company approved a proposal to change the Company's name to The Brink's Company. The name change became effective on May 5, 2003. Prior to May 5, 2003, The Pittston Company traded on the New York Stock Exchange under the symbol "PZB." On May 5, 2003, The Brink's Company began trading on the New York Stock Exchange under the symbol "BCO." The Brink's Company and its subsidiaries are referred to herein as the "Company."

The Company has three operating segments within its "Business and Security Services" businesses: Brink's, Incorporated ("Brink's"), Brink's Home Security, Inc. ("BHS"), and BAX Global Inc. ("BAX Global").

The major services offered by Brink's include armored car transportation, automated teller machine ("ATM") servicing, currency and deposit processing, coin sorting and wrapping, arranging the secure air transportation of valuables ("Global Services") and the deploying and servicing of safes and safe control devices, including its patented CompuSafe(R) service. BHS is primarily engaged in the business of marketing, selling, installing, monitoring and servicing electronic security systems in owner-occupied, single-family residences. BAX Global provides transportation and supply chain management services on a global basis, specializing in the heavy freight market for business-to-business shipping.

The Company's fourth operating segment is Other Operations, which consists of the Company's gold, timber and natural gas operations. During July 2003, the Company entered into definitive agreements to sell its natural gas and timber businesses for combined cash proceeds of approximately $119 million. The natural gas transaction closed on August 13, 2003 and the Company received approximately $81 million in cash. The timber transaction is expected to close by the end of 2003. The timber transaction is subject to various closing conditions. The Company expects to reclassify the operating results of its natural gas and timber businesses from continuing operations to discontinued operations for all periods presented in its consolidated financial statements beginning in the third quarter of 2003.

The Company also has significant assets, including $50 million of assets held by a Voluntary Employees' Beneficiary Association ("VEBA"), and liabilities associated with its former coal operations and expects to have significant ongoing expenses and cash outflows related to former coal operations.

The Company's income from continuing operations was $8.0 million and $6.7 million in the second quarter and first half of 2003, respectively, as compared to $19.1 million and $38.2 million in the comparable 2002 periods. Income from continuing operations (after-tax) was lower in the second quarter and first six months of 2003 principally due to $17.2 million and $34.5 million, respectively, of pretax expenses associated with the former coal operations, which were recorded within continuing operations beginning in 2003, partially offset by improved results at BHS and Other Operations. For the first six months of 2002, Brink's operating profit reflected the effects of special euro currency-related distribution projects.

                              RESULTS OF OPERATIONS

Consolidated
                                              Three Months                               Six Months
                                               Ended June 30      %                     Ended June 30        %
(Dollars in millions)                       2003         2002   Change                2003       2002      Change
----------------------------------------------------------------------------------------------------------------------
Revenues:
Brink's                               $   410.7         394.4        4          $    802.1       801.1        -
   BHS                                     76.5          70.2        9               150.4       137.4        9
   BAX Global                             473.4         444.1        7               937.0       859.7        9
----------------------------------------------------------------------------------------------------------------------
     Business and Security
       Services                           960.6         908.7        6             1,889.5     1,798.2        5
   Other Operations                        14.6          10.4       40                27.0        20.4       32
----------------------------------------------------------------------------------------------------------------------
     Revenues                         $   975.2         919.1        6          $  1,916.5     1,818.6        5
----------------------------------------------------------------------------------------------------------------------

Operating profit (loss):
   Brink's                            $    21.5          19.8        9          $     34.6        51.5      (33)
   BHS                                     17.7          15.6       13                34.4        30.8       12
   BAX Global                              (2.5)          3.2       NM                (8.0)       (3.5)      NM
----------------------------------------------------------------------------------------------------------------------
     Business and Security
       Services                            36.7          38.6       (5)               61.0        78.8      (23)
   Other Operations                         4.1           2.1       95                 7.4         4.5       64
   Former coal operations                 (17.2)          -         NM               (34.5)        -         NM
----------------------------------------------------------------------------------------------------------------------
   General corporate expense               (6.3)         (5.1)     (24)              (13.5)      (10.6)     (27)
----------------------------------------------------------------------------------------------------------------------
     Operating profit                 $    17.3          35.6      (51)         $     20.4        72.7      (72)
----------------------------------------------------------------------------------------------------------------------


Brink's, Incorporated

                                              Three Months                               Six Months
                                               Ended June 30      %                     Ended June 30        %
(Dollars in millions)                       2003         2002   Change                2003       2002     Change
----------------------------------------------------------------------------------------------------------------------
Revenues:
   North America (a)                  $   175.8         172.8        2          $    351.6       341.1        3
   International                          234.9         221.6        6               450.5       460.0       (2)
----------------------------------------------------------------------------------------------------------------------
     Revenues                         $   410.7         394.4        4          $    802.1       801.1        -
----------------------------------------------------------------------------------------------------------------------
Operating profit:
   North America (a)                  $    10.5          13.4      (22)         $     21.3        24.1      (12)
   International                           11.0           6.4       72                13.3        27.4      (51)
----------------------------------------------------------------------------------------------------------------------
     Segment operating profit         $    21.5          19.8        9          $     34.6        51.5      (33)
----------------------------------------------------------------------------------------------------------------------

Operating margin:                            (%)          (%)                          (%)         (%)
   North America (a)                        6.0           7.8                          6.1         7.1
   International                            4.7           2.9                          3.0         6.0
   Total                                    5.2           5.0                          4.3         6.4
----------------------------------------------------------------------------------------------------------------------

Depreciation and amortization         $    17.4          15.4       13          $     33.0        29.8       11
Capital expenditures                       18.5          18.7       (1)               34.9        33.5        4
----------------------------------------------------------------------------------------------------------------------

(a) Includes U.S. and Canada.

Brink's revenues were $410.7 million in the second quarter, a 4% increase over the same quarter last year. Revenues of $802.1 million in the first half of 2003 were slightly above the same period last year. Operating profit in the second quarter increased 9% over the same quarter last year while operating profit for the first half of 2003 was 33% lower than the same period last year. The improved results for the quarter reflected higher operating profits in Europe, South America and Asia Pacific, offset by lower North American results. The lower results in the first half of the year were primarily related to first quarter International operations, which in 2002 were positively impacted by special euro-related processing and transportation work, and negatively impacted in 2003 by the effects of weak economies in Europe and South America.

Revenue
North American revenues in the second quarter and first half of 2003 were 2% and 3% higher, respectively, than in the same periods of 2002, including the effects of a stronger Canadian dollar, which increased revenues by $1.9 million in the second quarter and $2.9 million in the first half of 2003. In addition to the favorable effects of foreign currency translation, North America had higher revenues from U.S. Cash Logistics (Brink's coin and currency processing operation) partially offset by lower revenues from U.S. Global Services (Brink's secure air transportation service).

Compared with the 2002 periods, International revenues increased 6% in the second quarter of 2003, but were 2% lower in the first half of 2003. The increase in second quarter International revenues included the benefit of $12.7 million relating to changes in currency exchange rates, reflecting the positive effect of the stronger euro relative to the U.S. dollar which more than offset the effect of the decline of currency values in South America. The decrease in International revenues for the first half of 2003 was primarily due to the effect of the decline of currency values in South America which more than offset higher revenues on a local currency basis. European revenues in the first half of 2003 were higher due to the stronger euro (relative to the U.S. dollar) which more than offset lower revenues on a local currency basis. In the first quarter of 2002, revenues in Europe benefited from the transportation and processing work associated with the issuance of the euro and the return of the legacy currencies of the countries adopting the euro.

Operating Profit
North American operating profits were 22% and 12% lower in the second quarter and first half of 2003, respectively, versus the 2002 periods primarily due to increased employee benefit expenses, including higher expense from the Company's primary U.S. pension plan and higher health care costs for active employees. The higher benefit expenses offset the improved performance in the U.S. Cash Logistics business for the three and six months ended June 30, 2003. Operating results in North America for the full year 2003 as compared to 2002 are expected to be adversely affected by approximately $5 million due to higher expense associated with the Company's primary U.S. pension plan resulting from the effects of unfavorable returns on plan assets over the last three years and a lower discount rate used to determine projected benefit obligations.

In 2003, management initiated a plan to close Brink's corporate headquarters in Darien, Connecticut and relocate employees to either Brink's U.S. headquarters in Coppell, Texas, or The Brink's Company headquarters in Richmond, Virginia. As a result, approximately $5 million of severance and other costs are expected to be incurred in the U.S. during 2003, of which $0.9 million was recognized in the second quarter of 2003.

International operating profits in the second quarter of 2003 were $4.6 million higher than in the same quarter last year due to improved results in Europe, South America and Asia Pacific. International operating profits in the first half of 2003 were $14.1 million lower than for the same period last year due to substantially lower first quarter operating profits in Europe and, to a lesser extent, South America, partially offset by an increase in operating profit in Asia Pacific.

Europe's improved year over year operating performance in the second quarter of 2003 reflects improvements in a number of countries, the benefits of cost reductions (particularly in France and Germany), improved money processing and ATM results in the Netherlands as well as higher translated results due to stronger European currencies. Europe's operating profit for the first half of 2003 was significantly below the same period last year primarily due to the absence of the euro work performed in the first quarter of 2002, a weak European economy, the effects of the conflict in the Middle East and approximately $3 million in severance expense associated with European workforce reductions. European operating results for the remainder of 2003 are expected to benefit from management changes and workforce reductions made to align resources to meet business needs. European operating performance in 2002 was positively impacted by stronger volumes primarily due to transportation and processing work associated with the issuance of the euro and the return of legacy currencies.

In South America, operating profit in the second quarter of 2003 was higher than in the same quarter last year reflecting better performance in Venezuela. Labor costs in Venezuela as a percentage of revenue were reduced in the 2003 quarter from the high levels recorded last year. South America's operating profit in the first half of 2003 was lower than the same period last year primarily due to lower operating performance in Brazil and Venezuela as a result of the continuing difficult economic and operating conditions in the region. These difficult conditions are expected to continue in 2003. The effect of the decline of the currency values in South America also reduced operating profits in both the second quarter and first half of 2003.

Asia Pacific operating profits in the second quarter and first half of 2003 were higher than for the same periods last year primarily due to improved results in Australia and Hong Kong.


Brink's Home Security

                                                  Three Months                           Six Months
                                                   Ended June 30       %               Ended June 30         %
(Dollars in millions)                           2003         2002    Change              2003       2002  Change
----------------------------------------------------------------------------------------------------------------------
Revenues                                 $      76.5         70.2        9         $   150.4      137.4       9
----------------------------------------------------------------------------------------------------------------------
Operating profit:
Recurring services (a)                   $      31.4         27.7       13         $    61.7       54.6      13
Investment in new subscribers (b)              (13.7)       (12.1)      13             (27.3)     (23.8)     15
----------------------------------------------------------------------------------------------------------------------
   Segment operating profit              $      17.7         15.6       13         $    34.4       30.8      12
----------------------------------------------------------------------------------------------------------------------
Operating margin                                23.1%        22.2%                      22.9%      22.4%
Monthly Recurring Revenues (c)                                                     $    22.2       20.1      10
----------------------------------------------------------------------------------------------------------------------

Depreciation and amortization (d)        $      11.8         10.5       12         $    23.4       20.7      13
Impairment charges from
   subscriber disconnects                        8.6          8.1        6              16.1       15.4       5
Amortization of deferred revenue (e)            (6.4)        (6.1)       5             (12.2)     (11.8)      3
Deferred subscriber acquisition costs
   (current year payments)                      (4.6)        (4.3)       7              (8.9)      (8.4)      6
Deferred revenue from new subscribers
   (current year receipts)                       6.7          6.6        2              13.2       13.3      (1)
Capital expenditures                            22.9         20.6       11              46.0       40.7      13
----------------------------------------------------------------------------------------------------------------------

(a) Reflects operating profit generated from the existing subscriber base plus the amortization of deferred revenues, less the amortization of deferred subscriber acquisition costs (primarily direct selling expenses).
(b) Primarily marketing and selling expenses, net of the deferral of direct selling expenses, incurred in the acquisition of new subscribers.

(c) Calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for contracted monitoring and maintenance services. The amortization of deferred revenues is excluded. See "Reconciliation of Non-GAAP Measures."
(d) Includes amortization of deferred subscriber acquisition costs of $2.0 million and $1.6 million for the second quarters of 2003 and 2002, respectively, and $3.8 million and $3.1 million for the first half of 2003 and 2002, respectively.
(e) Includes amortization of deferred revenue related to active subscriber accounts as well as acceleration of amortization of deferred revenue related to subscriber disconnects.

Revenue
The increase in BHS revenues for the second quarter and first half of 2003 versus the comparable 2002 periods was primarily due to an 8% larger average subscriber base as well as 2.5% higher average monitoring rates in each period. These factors also contributed to a 10% increase in Monthly Recurring Revenues for June 2003 as compared to June 2002.

Operating Profit
Segment operating profit for the second quarter and first half of 2003 increased $2.1 million and $3.6 million, respectively, from the same periods of 2002 as higher profit from recurring services was partially offset by an increased investment in new subscribers. Higher profit from recurring services in each period was due to increased revenues and improved service margins, partially offset by higher costs associated with supporting a larger subscriber base.

Subscriber Information

                                          Three Months                           Six Months
                                           Ended June 30        %              Ended June 30          %
(Subscriber data in thousands)         2003         2002     Change            2003       2002    Change
--------------------------------------------------------------------------------------------------------------
Number of subscribers:
   Beginning of period                 781.5        726.5                      766.7      713.5
   Installations                        28.3         25.8       10              55.7       50.9       9
   Disconnects                         (14.2)       (13.7)       4             (26.8)     (25.8)      4
--------------------------------------------------------------------------------------------------------------
   End of period                       795.6        738.6        8             795.6      738.6       8
--------------------------------------------------------------------------------------------------------------
Average number of subscribers          788.3        732.6        8             781.1      726.1       8
Annualized disconnect rate               7.2%         7.5%                       6.9%       7.1%
--------------------------------------------------------------------------------------------------------------


Installations for the second quarter and first half of 2003 increased approximately 10% and 9%, respectively, as compared to the same periods of 2002 primarily as a result of growth in new distribution channels. BHS believes its 2003 annualized disconnect rates of 7.2% for the quarter and 6.9% year-to-date improved over the comparable periods of 2002 largely due to the effect of having improved its subscriber selection and retention processes in recent years and its high quality customer service. Disconnect rates are typically higher in the second and third quarters of the year because of an increase in residential moves during summer months.

Reconciliation of Non-GAAP Measures

                                                                                             Six Months
                                                                                            Ended June 30
(In millions)                                                                           2003            2002
----------------------------------------------------------------------------------------------------------------------
June:
   Monthly Recurring Revenues ("MRR")                                             $     22.2            20.1
   Amounts excluded from MRR:
     Amortization of deferred revenue                                                    2.2             2.0
     Other revenues (a)                                                                  1.4             1.9
----------------------------------------------------------------------------------------------------------------------
   Revenues on a GAAP basis                                                       $     25.8            24.0
----------------------------------------------------------------------------------------------------------------------

Revenues on a GAAP basis:
   June                                                                           $     25.8            24.0
   January - May                                                                       124.6           113.4
----------------------------------------------------------------------------------------------------------------------
   January - June                                                                 $    150.4           137.4
----------------------------------------------------------------------------------------------------------------------


(a) Revenues that are not pursuant to monthly contractual billings.


The Company believes the presentation of MRR is useful to investors because the measure is widely used in the industry to assess the amount of recurring revenues a home security business produces.


BAX Global

                                               Three Months                           Six Months
                                               Ended June 30          %               Ended June 30          %
(Dollars in millions)                        2003         2002     Change          2003          2002     Change
----------------------------------------------------------------------------------------------------------------------
Revenues:
   Americas                             $   233.6        241.3       (3)         $  470.2        473.3       (1)
   International                            258.4        220.4       17             502.7        419.4       20
   Eliminations/other                       (18.6)       (17.6)      (6)            (35.9)       (33.0)      (9)
----------------------------------------------------------------------------------------------------------------------
     Revenues                           $   473.4        444.1        7          $  937.0        859.7        9
----------------------------------------------------------------------------------------------------------------------
Operating profit (loss):
   Americas                             $   (10.6)        (3.8)      NM          $  (20.3)       (14.3)     (42)
   International                              8.3          9.6      (14)             15.4         16.1       (4)
   Other                                     (0.2)        (2.6)      92              (3.1)        (5.3)      42
----------------------------------------------------------------------------------------------------------------------
     Segment operating profit (loss)    $    (2.5)         3.2       NM          $   (8.0)        (3.5)      NM
----------------------------------------------------------------------------------------------------------------------

Operating Margin:                             (%)          (%)                        (%)           (%)
   North America                             (4.5)        (1.6)                      (4.3)        (3.0)
   International                              3.2          4.4                        3.1          3.8
   Total                                     (0.5)         0.7                       (0.9)        (0.4)
----------------------------------------------------------------------------------------------------------------------
Depreciation and amortization           $    11.9         10.7       11          $   24.1         21.5       12
Capital expenditures                          7.2          5.2       38              13.0          9.8       33
----------------------------------------------------------------------------------------------------------------------
Intra-U.S. revenue                      $   107.1        115.7       (7)         $  218.0        224.4       (3)
Worldwide expedited freight
services:
   Revenues                             $   353.7        343.2        3          $  707.7        663.6        7
   Weight in pounds                         375.9        371.8        1             750.3        720.5        4
----------------------------------------------------------------------------------------------------------------------

BAX Global's revenues increased 7% and 9% in the second quarter and first half of 2003, respectively, as compared to the same periods of 2002 primarily due to increased air export volumes and supply chain management activity in Asia Pacific as well as the positive effect of changes in foreign currency exchange rates in the Atlantic region. BAX Global's operating results decreased $5.7 million and $4.5 million in the second quarter and first half of 2003, respectively, as compared to the 2002 periods.

Revenue
Americas revenues decreased 3% and 1% for the second quarter and first half of 2003, respectively, as compared to the same periods of 2002. A decrease in volumes for higher-yielding overnight and second day airfreight more than offset an increase in volumes for freight with deferred delivery. U.S. air export revenues reflect the benefit of a portion of the surcharges charged by airlines being passed to customers during the second quarter of 2003. Excluding these surcharges, U.S. air export revenue per pound for the 2003 periods declined as compared to the same periods of 2002. Growth in the U.S. supply chain management business increased revenues in the first six months of 2003 as compared to the same period of 2002 due to additional market share as well as increased activity for existing customers.

International revenues for the second quarter and first six months of 2003 increased $38.0 million and $83.3 million, respectively, including approximately $21 million in the second quarter and $40 million in the first six months due to the strengthening of various currencies relative to the U.S. dollar, primarily in Europe. In addition, revenues benefited from an increase in air export volumes to the U.S. from Asia Pacific and growth in supply chain management operations in Asia Pacific, including the effects of an expansion of operations in China during the first six months of 2003 as well as increased activity from existing customers. The positive effect of changes in currency exchange rates in the Atlantic region more than offset the impact of a decline in volumes in the region. Reduced demand and competitive market pressures in the Atlantic region continue with the weak European economy, the effects of which are expected to continue into at least the third quarter of 2003.

Operating profit (loss)
Operating results in the Americas declined $6.8 million and $6.0 million in the second quarter and first six months of 2003, as compared to the same periods of 2002, primarily reflecting the weak U.S. economy and volume reductions in the higher yielding overnight products. Operating results include higher expense from the Company's primary U.S. pension plan as well as higher health care costs in the 2003 periods. As compared to the same periods of 2002, heavy maintenance expense was lower in the first quarter and second quarter of 2003 by $2.7 million and $2.6 million, respectively, primarily due to adjustments made in conjunction with the renegotiation of certain return provisions of its aircraft lease agreements and the completion of a study of the lease agreements. The Company expects heavy maintenance expenses to return to more-normal levels beginning in the third quarter.

International operating profit for the second quarter and first half of 2003 as compared to the 2002 periods decreased $1.3 million and $0.7 million respectively. Lower results in the Atlantic region for the second quarter and first six months of 2003 were due to a reduction in air import volumes and pricing pressures, reflecting the continuing weak European economy. Revenues in Asia Pacific increased 20% for the second quarter of 2003 and operating profit in the region increased 4% on higher air export volumes and improved supply chain management operations. For the first half of 2003, Asia Pacific operating profit increased 23% as compared to the same period of 2002, primarily due to an increase in logistics activity and higher air export volumes.

Other operating loss decreased $2.4 million in the quarter and $2.2 million in the first half of 2003 versus the prior year periods partially due to foreign currency exchange gains.

Other Operations
The Company's gold operations had net sales of $5.3 million during the second quarter of 2003 and $10.7 million in the first half of 2003 increasing 43% and 41%, respectively, from the 2002 periods primarily as a result of higher sales volumes associated with the additional production at its new joint venture operation in Coolgardie, Western Australia. Operating loss was $1.8 million in the second quarter of 2003 and $1.6 million in the first half of 2003 versus a profit of $0.2 million and $0.6 million, respectively, in the 2002 periods. The decrease in operating results reflects higher costs per ounce sold.

In April 2003, MPI Mines Ltd. ("MPI"), a publicly traded equity affiliate in which the Company has a minority interest, issued an additional 25.0 million shares in a secondary offering in which the Company did not participate. The Company's interest in MPI after the offering is 23.3%. The Company has agreed to not sell its MPI shares prior to the end of 2003. The previously announced negotiations regarding a sale of its gold joint ventures to MPI have been discontinued.

Net sales from the Company's natural gas operations for the second quarter and first half of 2003 were $3.8 million and $5.7 million, respectively, as compared to $1.7 million and $3.2 million for the same periods of 2002 primarily due to higher natural gas prices. Operating profit for the natural gas operations, including royalty income, increased by $3.9 million to $5.9 million in the second quarter and by $4.5 million to $8.8 million in the first half of 2003, as compared to the 2002 periods.

Revenues from the Company's timber operations are primarily from the sale of wood chips, logs and lumber. Net sales from the Company's timber business of $5.5 million in the second quarter and $10.6 million in the first half of 2003 reflected increases of 10% in both periods, over the comparable 2002 periods, primarily due to an increase in the selling prices of lumber and wood chips, partially offset by a decrease in the volume of logs sold. Break-even results in the second quarter and operating profit of $0.2 million in the first half of 2003 reflected improvements over the 2002 periods due to an increase in prices.

During July 2003, the Company entered into definitive agreements to sell its natural gas and timber businesses for combined cash proceeds of approximately $119 million. The natural gas transaction closed on August 13, 2003 and the Company received approximately $81 million in cash. The timber transaction is expected to close by the end of 2003. The timber transaction is subject to various closing conditions. The Company expects to reclassify the operating results of its natural gas and timber businesses from continuing operations to discontinued operations for all periods presented in its consolidated financial statements beginning in the third quarter of 2003.

Former coal operations / Discontinued operations
The Company concluded its plan to sell or shut down its coal mining operations in December 2002. Accordingly, in the first quarter of 2003, the Company began recognizing certain expenses related to its former coal operations as part of the Company's continuing operations. Prior to 2003, these expenses were classified as part of the Company's loss from discontinued operations. Expenses included in continuing operations in the second quarter and first half of 2003 related to the Company's former coal operations were as follows:

                                                                 Three Months                 Six Months
                                                                 Ended June 30               Ended June 30
(In millions)                                                        2003                        2003
----------------------------------------------------------------------------------------------------------------------
Former coal operations:
   Company-sponsored postretirement
     benefits other than pensions                             $      12.5                        24.7
   Black lung                                                         1.4                         2.9
   Pension                                                           (0.4)                       (0.3)
   Administrative, legal and other expenses, net                      1.7                         3.8
   Idle and closed mine expense and other income                      2.0                         3.4
----------------------------------------------------------------------------------------------------------------------
                                                              $      17.2                        34.5
----------------------------------------------------------------------------------------------------------------------



Administrative, legal and other expenses, net, are expected to decline during 2003 as administrative functions are reduced and residual assets sold. Expenses related to residual assets include property taxes, insurance and lease payments.

The Company has a Voluntary Employees' Beneficiary Association ("VEBA") with approximately $50 million of assets at June 30, 2003 available to pay for certain of the Company's benefit obligations related to former coal employees. The Company expects to make an additional contribution of $50 million to the VEBA using a portion of the proceeds received from the sale of the natural gas operations.

In addition to the above, the Company will continue to record adjustments to coal-related contingent assets and liabilities within discontinued operations. In the second quarter of 2003, the Company recorded a charge in discontinued operations of $1.9 million (after-tax) related to a change in estimated withdrawal liabilities for coal-related multi-employer pension plans. See "Liquidity and Capital Resources--Contingencies."

Corporate expenses
Corporate expenses were $1.2 million and $2.9 million higher during the second quarter and first half of 2003, respectively, as compared to the same periods of 2002 primarily due to higher benefit-related expenses. Corporate expenses for the last six months of 2003 are expected to include additional costs resulting from the implementation of Section 404 of the Sarbanes-Oxley Act of 2002.

Foreign operations
The Company operates in more than 100 countries, each with a local currency other than the U.S. dollar. Because the financial results of the Company are reported in U.S. dollars, its results are affected by changes in the value of the various foreign currencies in relation to the U.S. dollar. Changes in exchange rates may also affect transactions which are denominated in currencies other than the functional currency. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency fluctuations in any one country may have on the Company's consolidated results. The Company, from time to time, uses foreign currency forward contracts to hedge transactional risks associated with foreign currencies. Translation adjustments of net monetary assets and liabilities denominated in the local currency relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period.

Brink's Venezuelan subsidiary was considered to be operating in a highly inflationary economy during 2002. However, Venezuela was no longer treated as having a highly inflationary economy effective January 1, 2003. It is possible that the economy in Venezuela may be considered highly inflationary again at some time in the future.

The Company is also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, political instability, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Company cannot be predicted.

Selling, general and administrative expenses
Selling, general and administrative expenses is a component of each segment's previously discussed operating profit. The $8.6 million and $25.5 million increase in selling, general and administrative expenses for the second quarter and first half of 2003, respectively, as compared to the same periods of 2002 was primarily due to higher benefit-related costs, the negative effect of the strengthening of certain currencies relative to the U.S. dollar, primarily in Europe, and the inclusion in 2003 of administrative costs related to former coal operations.

Other operating income, net
Other operating income, net, which is a component of each operating segment's previously discussed operating profit, includes the Company's share of net earnings or losses of unconsolidated affiliates, royalty income and gains and losses from foreign currency exchange. Other operating income, net for the second quarter and first half of 2003 was $8.3 million and $12.8 million, respectively, compared to $2.2 million and $6.1 million in the comparable periods of 2002. The increase in other operating income for the three and six month periods of 2003 is primarily attributable to foreign currency exchange and an increase in natural gas royalty income.

Interest expense
Interest expense increased $1.0 million and $1.2 million in the second quarter and first half of 2003, respectively, as compared to the same periods of 2002 primarily due to the inclusion of interest expense related to Dominion Terminal Associates ("DTA") in the 2003 periods. In conjunction with the disposal of its coal operations, the Company transferred its interest in the operations of DTA, a coal terminal in Newport News, Virginia, but retained contingent obligations of related debt. Since the Company no longer has an interest in DTA, its related $43.2 million guarantee of underlying debt was reclassified to long-term debt from noncurrent liabilities at December 31, 2002. In prior periods, the cost associated with the bonds was included in discontinued operations. In addition, 2003 interest expense was higher due to the accretion of interest related to former coal operations' retained leases and minimum royalty agreements.

Interest and other income (expense), net
Interest and other income (expense), net for the second quarter and first half of 2003 increased $4.2 million and $6.4 million, respectively, over the same 2002 periods. The increase is primarily attributable to a $2.6 million second-quarter 2003 gain related to a $19.8 million prepayment of the notes and royalties receivable collected as part of the consideration in the sale of its former Virginia coal operations as well as to foreign currency transaction gains.

Income taxes
The effective tax rate for continuing operations for the first six months of 2003 was 37.5% compared to 35.5% in the same period of 2002. The provision for income taxes exceeded the 35% statutory federal income tax rate in each of the 2003 and 2002 periods presented primarily due to state income taxes, partially offset by lower taxes on certain foreign earnings. The Company's effective tax rate may change from period to period due to changes in the expected geographical mix of earnings and other factors.

                         LIQUIDITY AND CAPITAL RESOURCES

Summary of cash flow information:

The amount of cash used by the Company, before financing activities, decreased $24.8 million in the first six months of 2003 compared to the first six months of 2002, primarily due to higher cash provided by operating activities.

                                                                                                  Six Months
                                                                                                 Ended June 30
(In millions)                                                                               2003              2002
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Before changes in operating assets and liabilities                              $       125.9            159.9
   Changes in assets and liabilities, including working capital                            (10.7)           (30.6)
   Discontinued operations                                                                   -              (42.3)
----------------------------------------------------------------------------------------------------------------------
     Operating activities                                                                  115.2             87.0
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Capital and aircraft heavy maintenance expenditures                                    (108.9)          (101.5)
   Notes receivable and royalties related to sale of former coal operations                 26.0              -
   Contribution to Voluntary Employees' Beneficiary Association                            (32.0)             -
   Other                                                                                    (3.4)             3.6
   Discontinued operations                                                                   -              (17.0)
----------------------------------------------------------------------------------------------------------------------
     Investing activities                                                                 (118.3)          (114.9)
----------------------------------------------------------------------------------------------------------------------
Cash flows before financing activities                                           $          (3.1)           (27.9)
======================================================================================================================


Operating activities
Cash provided by operating activities was $28.2 million higher in the first half of 2003 compared to the same period in 2002 primarily due to a decrease in cash used by former coal operations and a decrease in the amount of cash used for working capital needs, partially offset by lower operating profit provided by the Company's Business and Security Services subsidiaries.

Costs associated with the former coal operations were classified as discontinued operations in the 2002 statements of cash flows but are included in continuing operations in 2003. Cash used by the Company's former coal operations was $15.5 million lower in the first six months of 2003 compared to 2002 largely due to the performance of the Company's mining operations in the face of difficult industry conditions during 2002. Cash flows from operating activities in both 2002 and 2003 included cash outflows associated with retained coal-related liabilities.

Cash used for working capital needs improved in 2003 primarily as a result of lower accounts receivable balances at Brink's operations in France in 2003 due to improved collections. In addition, BAX Global's accounts receivable balances in North America at June 2003 are lower as a result of lower revenue and improved collections.

Through BAX Funding Corporation ("BAX Funding"), a wholly owned consolidated special-purpose subsidiary, BAX Global converts a majority of its U.S. receivables into cash by selling an undivided interest in a pool of the receivables to a third party. This lowers the Company's costs and reduces the amount that the Company needs to borrow under its credit lines for working capital. Since U.S. receivables are seasonally higher at the year end, the net amounts sold as of the end of June 2003 and 2002 decreased by $14 million and $8 million, respectively.

Based on its preliminary planning, the Company expects to make a voluntary contribution to its primary U.S. pension plan during 2003.

Investing activities
Cash used by investing activities in the first six months of 2003 increased slightly compared to 2002 on higher capital expenditures and a contribution to the Company's VEBA (described below), offset by the absence of mine development costs incurred by the Company's former coal operations in 2002 and the collection of amounts related to the sale of the Company's former Virginia coal operations.

Capital expenditures for the first half of 2003 of $98.7 million were $11.1 million higher than for the same period in 2002 primarily due to an increase in subscriber installations at BHS as well as an increase in spending on information technology projects at BAX Global.

                                                                                             Six Months
                                                                                            Ended June 30
                                                                                      2003                  2002
----------------------------------------------------------------------------------------------------------------------
Capital expenditures:
   Brink's                                                                        $   34.9                  33.5
   Brink's Home Security                                                              46.0                  40.7
   BAX Global                                                                         13.0                   9.8
----------------------------------------------------------------------------------------------------------------------
     Business and Security Services                                                   93.9                  84.0
   Other Operations                                                                    4.7                   3.6
   General corporate                                                                   0.1                    -
----------------------------------------------------------------------------------------------------------------------
     Capital expenditures                                                         $   98.7                  87.6
----------------------------------------------------------------------------------------------------------------------


Aircraft heavy maintenance expenditures decreased $3.7 million during the first six months of 2003 to $10.2 million as compared to the same period of 2002 due to fewer engine overhauls in 2003, and the negotiation of more favorable return lease conditions and the timing of maintenance. The Company expects to spend between $25 million and $30 million on aircraft heavy maintenance in 2003.

Capital expenditures in 2003 are currently expected to range from $200 million to $210 million. Expected capital expenditures for 2003 reflect an increase in customer installations at BHS and information technology spending at Brink's and BAX Global.

As noted earlier, in April 2003 the Company received $19.8 million in cash associated with the prepayment of notes receivable and royalty obligations arising from the sale of its former Virginia coal operations. The Company also received $6.2 million in the first quarter of 2003 related to the collection of short-term note receivables received in connection with the sale of its former Virginia coal operations.

In August 2003, the Company received approximately $81 million in conjunction with the sale of its natural gas business.

The Company has established a Voluntary Employees' Beneficiary Association ("VEBA") which is intended to tax efficiently fund certain benefit obligations for retired coal miners and their dependents. As of June 30, 2003, the balance in the VEBA was approximately $50 million and was included in other noncurrent assets. In April 2003, the Company contributed $32 million to the VEBA and expects to make an additional contribution of approximately $50 million using a portion of the proceeds received from the sale of the natural gas operations.

Business segment cash flows
The Company's cash flows before financing activities for each of the operating segments are presented below:


                                                                                                Six Months
                                                                                                Ended June 30
(In millions)                                                                              2003               2002
----------------------------------------------------------------------------------------------------------------------
Cash flows before financing activities:
   Brink's                                                                         $       10.5              10.6
   BHS                                                                                     21.4              24.2
   BAX Global                                                                              (4.6)             (3.5)
   Corporate, other operations and former coal operations                                 (30.4)              0.1
   Discontinued operations                                                                  -               (59.3)
----------------------------------------------------------------------------------------------------------------------
Cash flows before financing activities                                             $       (3.1)            (27.9)
----------------------------------------------------------------------------------------------------------------------


Cash flows before financing activities at Brink's decreased slightly as the effect of lower operating profit in 2003 was largely offset by a year-over-year improvement in the amount of cash used for working capital needs. Higher working capital needs in 2002 were primarily driven by larger accounts receivable balances in France.

The $2.8 million decrease in BHS' cash flows before financing activities is primarily due to an increase in capital expenditures reflecting the growth in installations, partially offset by higher operating results.

Cash flows before financing activities at BAX Global decreased $1.1 million reflecting lower operating results in 2003. A decrease in the cash used to cover working capital needs included the effects of lower receivables in the 2003 period, reflecting lower revenue and improved collections in North America and higher accounts payable.

The decrease in cash flows for Corporate, other operations and former coal operations for the six months ended June 30, 2003 reflected the Company's $32.0 million contribution to the VEBA in April 2003, $26.8 million of cash spent in 2003 associated with retained liabilities of the former coal operations, partially offset by $26.0 million of cash received related to notes receivables and royalty obligations received as consideration in the December 2002 sale of its Virginia coal operations.

Discontinued operations' cash flow before financing activities for the 2002 period reflected an operating loss resulting from weak coal market conditions and mine development spending.

Financing activities
Net cash flows provided by financing activities were $33.4 million for 2003 compared with $35.9 million in 2002. The Company's cash provided by financing activities typically comes from short-term borrowings or from net borrowings under the Company's revolving bank credit facility, discussed below. The Company also borrowed an additional $20 million in the second quarter of 2002 under longer-term issuances of Senior Notes.

The Company has an unsecured $350 million credit agreement with a syndicate of banks under which it may borrow on a revolving basis over a three-year term ending September 2005. Approximately $164 million was available for borrowing under this facility on June 30, 2003. At June 30, 2003, Net Debt (short-term debt plus the current and noncurrent portion of long-term debt ("Total Debt"), less cash) was $269.4 million compared to $257.0 million at December 31, 2002. Financings, Net of Cash (which equals Net Debt plus receivables sold in the asset securitization facility) were $331 million at June 30, 2003, a slight increase from the $329 million at December 31, 2002. The Company believes the presentation of Net Debt and Financings, Net of Cash, are useful measures of the Company's financial leverage.

The Company has three unsecured multi-currency revolving bank credit facilities with a total of $110 million in available credit, of which approximately $35.2 million was available at June 30, 2003 for additional borrowing. Various foreign subsidiaries maintain other secured and unsecured lines of credit and overdraft facilities with a number of banks. Amounts outstanding under these agreements are included in short-term borrowings. In June 2003, the Company completed the renegotiation of a $30 million multi-currency facility (included in the $110 million noted above).

The U.S. bank credit agreement, the agreements under which the Senior Notes were issued and the multi-currency revolving bank credit facilities each contain various financial and other covenants. These financial covenants limit the Company's total indebtedness, provide for minimum coverage of interest costs, and require the Company to maintain a minimum level of net worth. A failure to comply with the terms of one of these loan agreements could result in the acceleration of the repayment terms in that agreement as well as in the Company's other agreements. At June 30, 2003, the Company was in compliance with all financial covenants contained in the above-mentioned agreements and facilities.

The Company believes it has adequate sources of liquidity to meet its near-term requirements.

At June 30, 2003, the Company had the remaining authority to purchase up to 1.0 million shares of the Company's common stock under a share repurchase program authorized by the Board of Directors (the "Board") with an aggregate purchase price of $19.1 million. No purchases were made in the first half of 2003.

During each of the first half of 2003 and 2002, the Company paid cash dividends of $2.5 million on the Company's common stock. The Company paid $0.3 million of dividends on its preferred stock in the first six months of 2002. The preferred stock was redeemed in the third quarter of 2002. Future dividends, if any, on the Company's common stock are dependent on the earnings, financial condition, cash flow and business requirements of the Company, as determined by the Board. On July 11, 2003, the Board declared a regular quarterly dividend of $0.025 per share on the Company's common stock.

Contingencies
The Company is defending various potentially significant civil suits. Although the Company is defending these cases vigorously and believes that its defenses have merit, it is possible that one or more of these suits ultimately may be decided in favor of the plaintiffs. If so, the Company expects that the ultimate amount of unaccrued losses could range from $0 to $40 million.

The Company is continuing to market the residual assets of its former coal operations, and expects purchasers to assume a portion of the Company's coal equipment operating leases and advance minimum royalty obligations. Advance royalty payments relate to the right to access and mine coal properties. These advance royalty payments are recoverable against future production by purchasers of the residual coal assets. At June 30, 2003, the present value of the Company's obligations that are expected to be assumed by purchasers was approximately $8 million. To the extent that obligations are not assumed by purchasers as expected, the Company's liabilities associated with advance minimum royalty obligations could potentially increase. In August 2003, the Company entered into a letter of intent with respect to the sale of much of its remaining West Virginia coal assets. Consummation of any such transaction would be subject to the satisfaction of significant conditions including, without limitation, the negotiation and execution of a definitive purchase agreement.

The Company will continue to record adjustments to coal-related contingent assets and liabilities within discontinued operations.

At June 30, 2003, the liability recorded for the Company's UMWA Combined Benefit Fund obligations under the Coal Industry Retiree Health Benefit Act of 1992 was $169.9 million, reflecting payments made since the end of 2002. This liability will be adjusted as new historical data is received and assumptions used to estimate the liability change. The Company normally revises its estimated liability in the fourth quarter each year when it receives the annual actuarial evaluation.

The Company participates in the United Mine Workers of America ("UMWA") 1950 and 1974 pension plans at defined contribution rates, but expects to ultimately withdraw from these plans. At December 31, 2002, the Company's estimated withdrawal liabilities were $35.0 million. In the second quarter of 2003, the Company increased the estimated withdrawal liabilities by $3.0 million to $38.0 million and recorded a charge in discontinued operations of $1.9 million (after-tax). This change in estimate reflects updated data received from third parties during the quarter. The Company's estimate of the obligation is based on several factors, including funding status and benefit levels of the plans and the date the Company is determined to have completely withdrawn from the plans. Since these factors may change over time, the ultimate withdrawal obligation, if any, could change materially.

The Company has also recorded estimated liabilities for other contingent liabilities, including those for expected settlement of workers' compensation claims and certain reclamation obligations. Annual actuarial and engineering valuations of these liabilities are typically completed in the fourth quarter each year.

In 1999, the U.S. District Court of the Eastern District of Virginia entered a final judgment in favor of certain of the Company's subsidiaries, ruling that the Federal Black Lung Excise Tax ("FBLET") is unconstitutional as applied to export coal sales. Through June 30, 2003, the Company has received refunds, including interest, of $27.2 million, including $2.8 million in 2003 of previously accrued amounts. The Company continues to pursue the refund of other FBLET payments. Due to uncertainty as to the ultimate receipt of additional amounts, if any, which could amount to as much as $18 million (before income taxes), as well as the timing of any additional FBLET refunds, the Company has not currently recorded receivables for such additional FBLET refunds.

Market risks and hedging and derivative activities
The Company has activities in more than 100 countries and a number of different industries. These operations expose the Company to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. In addition, the Company consumes and sells certain commodities in its businesses, exposing it to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by the Company as an integral part of its overall risk management program. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency rate fluctuations in any one country may have on the Company's consolidated results. The Company's risk management program considers this favorable diversification effect as it measures the Company's exposure to financial markets and as appropriate, seeks to reduce the potentially adverse effects that the volatility of certain markets may have on its operating results. The Company has not had any material change in its market risk exposures since December 31, 2002.

Controls and procedures
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Forward-looking information
Certain of the matters discussed herein, including statements regarding the sale of the Company's timber business and the related reclassification of the operating results to discontinued operations beginning with the third quarter 2003, the expectation of significant ongoing expenses and cash outflows related to former coal operations, expected increases in pension expenses and the impact of the increases on the operating results of the Company and its subsidiaries, the timing and amount of costs associated with the closing of Brink's corporate headquarters in Connecticut, the benefits to Brink's European operating results during the remainder of 2003 of management changes and work force reductions, economic and operating conditions in South America and their impact on Brink's operating results, seasonal increases in BHS' disconnect rate, the continuing effects of the weak U.S. and European economies on BAX Global's financial condition, the anticipated decline of administrative, legal and other expenses, net, associated with the former coal operations, the inclusion in corporate expenses for the last half of 2003 of costs resulting from the implementation of
Section 404 of the Sarbanes-Oxley Act of 2002, changes in the value of foreign currencies in relation to the U.S. dollar, the possibility that the Venezuelan economy might be considered highly inflationary again, the expectation that the Company will elect to make a voluntary contribution to its primary U.S. pension plan during 2003, expenditures in 2003 for aircraft heavy maintenance and the expected return of heavy maintenance expenses to more-normal levels, anticipated capital expenditures in 2003, possible contributions to the VEBA using a portion of the proceeds from the sale of the natural gas business, the adequacy of sources of liquidity to meet the Company's near-term requirements, potential losses arising out of civil suits, sales of residual assets of the former coal business, including the potential sale of West Virginia assets, and the assumption by purchasers of various obligations associated with those assets, potential increases in royalty obligations if obligations are not assumed as expected by purchasers of residual coal assets, the timing of and liability for withdrawal from pension plans associated with the exit from the coal business, expected adjustments to estimates of other contingent liabilities and the amount and timing of additional FBLET refunds, if any, involve forward-looking information which is subject to known and unknown risks, uncertainties and contingencies with could cause actual results, performance or achievements to differ materially from those which are anticipated.

Such risks, uncertainties and contingencies, many of which are beyond the control of the Company, include, but are not limited to, the satisfaction of conditions to closing in the agreements for the purchase of the timber business, including the willingness of third parties to provide necessary consents and the ability to obtain necessary insurance, the timing of the pass-through of costs relating to the disposal of coal assets by third parties and governmental authorities, actual retirement experience of coal employees, black lung claims incidence, the number of dependents of coal employees for whom benefits are provided, coal industry employee turnover rates, actual medical and legal costs relating to benefits, changes in inflation rates (including the continued volatility of medical inflation), fluctuations in interest rates, the ultimate amount of pension expense, performance of the investments held by the pension plan trust, staffing decisions relating to the closure of Brink's Connecticut office, decisions by Brink's employees in Connecticut with respect to relocation, ongoing contractual obligations relating to the Connecticut office, costs associated with transitioning the Connecticut workforce to Texas and Virginia, the ability of Brink's management to effectively address economic and other pressures in Europe, the costs associated with Brink's European work force reductions, government reforms and initiatives in South America, strategic decisions by Brink's competitors with respect to their South American operations, the number of BHS customers who move during the third quarter, changes in the economies of the U.S. and Europe, the size and timing of rate and cost increases, if any, at BAX Global, the timing of sales of the residual coal assets, the ability of purchasers of those assets to assume various liabilities, acceptance of replacement bonds by governmental authorities, costs associated with reducing the administrative functions supporting the former coal operations, the willingness of lessors to consent to lease assignments, the amount of work performed in the second half of the year in connection with
Section 404 of the Sarbanes-Oxley Act, social, political or economic changes in Venezuela, the funding level of the Company's primary U.S. pension plan trust, changes in strategy or the allocation of resources, the need for significant unanticipated aircraft heavy maintenance, the ability of the Company to capitalize on tax advantages as a result of providing additional funding to the VEBA, market performance, the Company's credit ratings, borrowing capacity under the Company's U.S. credit facility, discovery of new facts relating to the civil suits, the addition of claims or changes in damages sought by the adverse parties, decisions by the courts, whether interim or final, during the course of the suits, the negotiation and execution of a definitive agreement for the sale of various assets associated with the Company's former coal business in West Virginia and the satisfaction of any conditions to closing contained in any such agreement, positions taken by various governmental entities with respect to the claims for FBLET refunds, the sizing and timing of the Company's hedging relationships, overall economic and business conditions, foreign currency exchange rates, the impact of continuing initiatives to control costs and increase profitability, pricing and other competitive industry factors, fuel prices, new government regulations, legislative initiatives, including initiatives with respect to medicare coverage of prescription drugs, judicial decisions, variations in costs or expenses and the ability of counterparties to perform.

                           Part II - Other Information
                           ---------------------------

Item 4. Submission of Matters to a Vote of Security Holders
------- ---------------------------------------------------

(a)     The Registrant's annual meeting of shareholders was held on May 2, 2003.

(b)     Not required.

(c) The following person was elected for a term expiring in 2004, by the following vote:

                                              For           Withheld
                                           ----------       ---------
        Michael L. Grimes                  46,669,473       1,935,457

        The following persons were elected for terms expiring in 2005, by the following votes:

                                              For            Withheld
                                           ----------       ---------
        Betty C. Alewine                   47,382,851       1,222,079
        Roger G. Ackerman                  47,360,418       1,244,512
        Carl S. Sloane                     46,665,230       1,939,700
        Ronald L. Turner                   47,013,895       1,591,035

        The selection of KPMG LLP as independent certified public accountants to audit the accounts of the Registrant and its subsidiaries for the year 2003 was approved by the following vote:

                   For                       Against        Abstentions
                   ---                       -------        -----------
                46,142,187                  2,333,765         128,978

        The amendment to the Company's Restated Articles of Incorporation to change the Company name from "The Pittston Company" to "The Brink's Company" was approved by the following vote:

                   For                       Against        Abstentions
                   ---                       -------        -----------
                48,042,188                    284,911         277,831

Item 5. Other Information
------- -----------------

On August 13, 2003, the Company issued a press release regarding the completion of the sale of the natural gas business. A copy of this release is being furnished as Exhibit 99 to this Quarterly Report on Form 10-Q.

In August 2003, the Company entered into a letter of intent with respect to the sale of much of its remaining West Virginia coal assets. Consummation of any such transaction would be subject to the satisfaction of significant conditions including, without limitation, the negotiation and execution of a definitive purchase agreement.

Item 6. Exhibits and Reports on Form 8-K
------  -------------------------------

(a)     Exhibits:

        Exhibit
        Number
        -------

       3(b) The Registrant's Bylaws, as amended through May 5, 2003.

       31.1 Certification of Michael T. Dan, Chief Executive Officer (Principal Executive Officer) of The Brink's Company, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 Certification of Robert T. Ritter, Vice President and Chief Financial Officer (Principal Financial Officer) of The Brink's Company, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1 Certification of Michael T. Dan, Chief Executive Officer (Principal Executive Officer) of The Brink's Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       32.2 Certification of Robert T. Ritter, Vice President and Chief Financial Officer (Principal Financial Officer) of The Brink's Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99 Press release dated August 13, 2003, issued by The Brink's Company regarding the consummation of the sale of the natural gas business.


(b) Reports on Form 8-K:

       (i) Report on Form 8-K filed on April 30, 2003, furnishing the Registrant's earnings press release for the first quarter of 2003 pursuant to Item 12 of Form 8-K in accordance with SEC Release Nos. 33-8216; 34-47583; and

       (ii) Report on Form 8-K filed on May 5, 2003, announcing the change of the Registrant's name to "The Brink's Company."

                                    SIGNATURE
                                    ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                THE BRINK'S COMPANY



August 14, 2003                         By:   /s/ Robert T. Ritter
                                            ----------------------
                                                  Robert T. Ritter
                                                 (Vice President -
                                             Chief Financial Officer)