Form 10-Q
period 2003-09-30
BRINKS CO
filed 2003-11-14
CIK 78890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q




            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from ________ to ________


                          Commission file number 1-9148




                               THE BRINK'S COMPANY
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



        Virginia                                              54-1317776
-----------------------------                             ------------------
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

As of November 3, 2003, 54,253,423 shares of $1 par value common stock were outstanding.

                         Part I - Financial Information
                               The Brink's Company
                                and subsidiaries
                           Consolidated Balance Sheets
                     (In millions, except per share amounts)



                                                                           September 30,               December 31,
                                                                                2003                      2002
---------------------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)
ASSETS

Current assets:
Cash and cash equivalents                                                 $        155.4                   102.3
Accounts receivable, net                                                           552.7                   540.0
Prepaid expenses and other                                                          79.1                    58.4
Deferred income taxes                                                               95.0                    81.3
---------------------------------------------------------------------------------------------------------------------
   Total current assets                                                            882.2                   782.0

Property and equipment, net                                                        861.2                   871.2
Goodwill, net                                                                      238.5                   227.9
Voluntary Employees' Beneficiary Association trust                                  99.9                    18.2
Deferred income taxes                                                              317.5                   349.3
Other assets                                                                       204.9                   211.3
---------------------------------------------------------------------------------------------------------------------
   Total assets                                                           $      2,604.2                 2,459.9
=====================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                                     $         52.0                    41.8
Current maturities of long-term debt                                                15.9                    13.3
Accounts payable                                                                   276.9                   261.9
Accrued liabilities                                                                514.4                   476.3
---------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                       859.2                   793.3

Long-term debt                                                                     286.6                   304.2
Accrued pension costs                                                              120.9                   122.6
Postretirement benefits other than pensions                                        473.8                   471.7
Deferred revenue                                                                   129.3                   127.0
Deferred income taxes                                                               28.7                    28.4
Other liabilities                                                                  231.5                   231.5
---------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                             2,130.0                 2,078.7

Commitments and contingent liabilities (Note 9)

Shareholders' equity:
Common stock, par value $1 per share:
   Authorized: 100.0 shares;
   Issued and outstanding: 2003 and 2002 - 54.3 shares                              54.3                    54.3
Capital in excess of par value                                                     379.6                   383.0
Retained earnings                                                                  263.4                   213.1
Accumulated other comprehensive loss                                              (208.5)                 (236.2)
Employee benefits trust, at market value                                           (14.6)                  (33.0)
=====================================================================================================================
   Total shareholders' equity                                                      474.2                   381.2
---------------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                             $      2,604.2                 2,459.9
=====================================================================================================================

See accompanying notes to consolidated financial statements.

                               The Brink's Company
                                and subsidiaries
                      Consolidated Statements of Operations
                     (In millions, except per share amounts)
                                   (Unaudited)



                                                          Three Months                          Nine Months
                                                       Ended September 30,                   Ended September 30,
                                                      2003             2002                 2003            2002
-------------------------------------------------------------------------------------------------------------------
Revenues                                        $    1,005.2          946.5               2,905.4        2,752.3

Expenses:
Operating expenses                                     858.9          794.4               2,504.3        2,308.1
Selling, general and administrative
   expenses                                            131.4          120.9                 382.8          346.9
-------------------------------------------------------------------------------------------------------------------
   Total expenses                                      990.3          915.3               2,887.1        2,655.0
Other operating income, net                              7.0            2.3                  14.9            5.0
-------------------------------------------------------------------------------------------------------------------
   Operating profit                                     21.9           33.5                  33.2          102.3

Interest expense                                        (6.6)          (5.3)                (19.6)         (17.1)
Interest and other income, net                           0.7            0.2                   6.7           (0.1)
Stabilization Act compensation                           -              5.9                   -              5.9
Minority interest                                       (2.8)          (0.6)                 (5.4)          (1.8)
-------------------------------------------------------------------------------------------------------------------
   Income from continuing operations
     before income taxes                                13.2           33.7                  14.9           89.2
Provision for income taxes                               2.1           13.0                   2.7           32.9
-------------------------------------------------------------------------------------------------------------------
   Income from continuing operations                    11.1           20.7                  12.2           56.3

Income (loss) from discontinued operations,
   net of tax                                           38.9            1.4                  42.2           (7.0)
-------------------------------------------------------------------------------------------------------------------
   Net income                                   $       50.0           22.1                  54.4           49.3
===================================================================================================================

Basic net income (loss) per
   common share:
   Continuing operations                        $        0.21          0.38                   0.23           1.06
   Discontinued operations                               0.73          0.03                   0.80          (0.13)
-------------------------------------------------------------------------------------------------------------------
                                                $        0.94          0.41                   1.03           0.93
-------------------------------------------------------------------------------------------------------------------
Diluted net income (loss) per
   common share:
Continuing operations                           $        0.21          0.38                   0.23           1.05
   Discontinued operations                               0.73          0.03                   0.80          (0.13)
-------------------------------------------------------------------------------------------------------------------
                                                $        0.94          0.41                   1.03           0.92
===================================================================================================================

See accompanying notes to consolidated financial statements.

                               The Brink's Company
                                and subsidiaries
                      Consolidated Statements of Cash Flows
                                  (In millions)
                                   (Unaudited)


                                                                                               Nine Months
                                                                                            Ended September 30,
                                                                                           2003             2002
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                          $       54.4            49.3
Adjustments to reconcile net income to net cash provided
   by operating activities:
      (Income) loss from discontinued operations, net of tax                               (42.2)            7.0
      Depreciation and amortization                                                        126.9           112.0
      Impairment charges from subscriber disconnects                                        26.0            24.8
      Amortization of deferred revenue                                                     (18.9)          (18.0)
      Aircraft heavy maintenance expense                                                    15.8            22.8
      Deferred income taxes                                                                 (6.5)            9.9
      Provision for uncollectible accounts receivable                                       (2.3)            5.5
      Pension expense, net of contributions                                                 18.7           (19.7)
      Other operating, net                                                                   8.3            17.0
      Changes in operating assets and liabilities, net of effects of acquisitions:
         Accounts receivable                                                                 7.5           (42.5)
         Prepaid and other current assets                                                  (16.6)           (5.5)
         Accounts payable and accrued liabilities                                           25.6            53.7
         Deferred subscriber acquisition costs                                             (13.7)          (12.9)
         Deferred revenue from new subscribers                                              20.7            20.2
         Other, net                                                                         (4.7)           (6.2)
      Discontinued operations, net                                                          14.6           (53.9)
------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                  213.6           163.5
------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Capital expenditures                                                                      (147.1)         (139.0)
Aircraft heavy maintenance expenditures                                                    (17.7)          (24.0)
Proceeds from:
   Disposal of natural gas business                                                         81.2             -
   Disposal of property and equipment                                                       14.4             3.4
   Notes receivable and royalties related to sale of former coal operations                 26.0             -
Contributions to Voluntary Employees' Beneficiary Association trust                        (82.0)            -
Acquisitions                                                                                (8.1)            -
Other, net                                                                                  (1.3)            0.5
Discontinued operations, net                                                                (4.7)          (15.7)
------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                     (139.3)         (174.8)
------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Long term debt:
   Additions                                                                                81.4           293.0
   Repayments                                                                             (108.6)         (237.1)
   Deferred financing cost                                                                  (0.4)           (1.5)
Short-term borrowings, net                                                                   3.7             9.6
Dividends                                                                                   (3.7)           (4.1)
Redemption of preferred shares                                                               -             (10.8)
Repurchase of common shares                                                                  -              (0.3)
Other                                                                                       (0.1)            1.4
------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                           (27.7)           50.2
------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                      6.5            (2.7)
------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                   53.1            36.2
Cash and cash equivalents at beginning of period                                           102.3            86.7
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $      155.4           122.9
==================================================================================================================

See accompanying notes to consolidated financial statements.

                               THE BRINK'S COMPANY
                                and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.       Basis of presentation and accounting changes

         The Brink's Company (along with its subsidiaries, the "Company") has three operating segments within its "Business and Security Services" businesses:

                        o    Brink's, Incorporated ("Brink's")
                        o    Brink's Home Security, Inc. ("BHS")
                        o    BAX Global Inc. ("BAX Global")

         The Company also has significant assets, including approximately $100 million of assets held by its Voluntary Employees' Beneficiary Association trust ("VEBA"), and liabilities associated with its former coal operations and expects to have significant ongoing expenses and cash outflows related to former coal operations.

         As discussed in more detail below, the Company sold its natural gas business in the third quarter of 2003, sold a portion of its gold assets in the fourth quarter of 2003, and has agreed to sell its timber business and substantially all of its remaining coal properties located in West Virginia. The timber and coal transactions are expected to close in late 2003.

         In May 2003, the shareholders of The Pittston Company approved a proposal to change the name to "The Brink's Company" and the Company's shares now trade on the New York Stock Exchange under the symbol "BCO." The Company's shares previously traded on the New York Stock Exchange under the symbol "PZB."

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

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 provided guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprises should consolidate variable interest entities. Variable interest entities created after January 31, 2003 are assessed for consolidation using the new interpretation. Under FIN 46 and subsequent statements which temporarily delayed implementation of FIN 46, variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003 will be assessed for consolidation in the fourth quarter 2003. The Company is analyzing the impact of this interpretation, and based on progress made to date, the interpretation is not expected to have a material effect on the Company's consolidated financial statements.

2.       Earnings per share


                                                               Three Months                       Nine Months
                                                             Ended September 30,              Ended September 30,
         (In millions)                                      2003             2002            2003             2002
         ------------------------------------------------------------------------------------------------------------
         Numerator:
         Income from continuing operations             $    11.1           20.7               12.2           56.3
         Preferred stock dividends                           -             (0.2)               -             (0.5)
         Premium on redemption of preferred
           stock (a)                                         -             (0.6)               -             (0.6)
         ------------------------------------------------------------------------------------------------------------
         Numerator for basic and diluted income
           per share from continuing operations       $     11.1           19.9               12.2           55.2
         ============================================================================================================

         Denominator:
         Basic weighted average
           common shares outstanding                        53.3           52.2               53.0           52.0
         Effect of dilutive stock options                    0.1            0.3                -              0.3
         ------------------------------------------------------------------------------------------------------------
         Diluted weighted average
           common shares outstanding                        53.4           52.5               53.0           52.3
         ============================================================================================================
         Antidilutive stock options excluded
           from computation                                  3.0            1.1                3.4            1.1
         ============================================================================================================

         (a) Represents the excess of cash paid to holders over the carrying value of the preferred shares redeemed in 2002.


         Unallocated shares of the Company's common stock held by The Brink's Company Employee Benefits Trust (the "Trust") are treated as treasury shares for earnings per share purposes. Accordingly, such shares are excluded from earnings per share calculations. As of September 30, 2003 and 2002, 0.8 million shares and 1.9 million shares, respectively, were held by the Trust.

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

         Had compensation costs for stock-based compensation plans been determined based on the fair value of awards at the grant dates consistent with the optional recognition provision of SFAS No. 123, "Accounting for Stock Based Compensation," net income per share would have been the pro forma amounts indicated below:


                                                                 Three Months                     Nine Months
         (In millions, except                                 Ended September 30,            Ended September 30,
         per share amounts)                                  2003             2002           2003             2002
         ------------------------------------------------------------------------------------------------------------
         Net income:
             As reported                                  $   50.0         22.1               54.4           49.3
             Less: stock-based compensation
               expense determined under fair value
               method, net of related tax effects             (1.0)        (1.6)              (3.3)          (3.2)
         ------------------------------------------------------------------------------------------------------------
             Pro forma                                    $   49.0         20.5               51.1           46.1
         ============================================================================================================

         Net income per share:
             Basic, as reported                           $    0.94         0.41               1.03           0.93
             Basic, pro forma                                  0.92         0.38               0.97           0.87
             Diluted, as reported                         $    0.94         0.41               1.03           0.92
             Diluted, pro forma                                0.92         0.38               0.97           0.86
         ------------------------------------------------------------------------------------------------------------



         The fair value of each stock option grant is estimated at the time of the grant using the Black-Scholes option-pricing model. Pro forma net income and net income per share disclosures are computed by amortizing the estimated fair value of the grants over option vesting periods.

         During third quarter of 2003, the Company granted options to purchase
         0.6 million shares of the Company's stock with an weighted-average exercise price of $15.24 per share. The assumptions used and the resulting weighted-average grant-date estimates of fair value for options granted are as follows:

                                                        Three Months
         -----------------------------------------------------------------
                                                     Ended September 30,
                                                           2003
         -----------------------------------------------------------------
         Assumptions:
              Expected dividend yield                       0.5%
              Expected volatility                            37%
              Risk-free interest rate                       2.3%
              Expected term (in years)                      4.0
         Fair value estimates:
              In millions                           $       3.0
              Per share                             $      4.69
         -----------------------------------------------------------------


3.       Discontinued operations

         The Company closed the sale of its natural gas business in August 2003 and received approximately $81 million in net cash proceeds. At the effective date of sale, the natural gas business had approximately $24 million carrying value of net assets.

         In July 2003, the Company agreed to sell its timber business for approximately $38 million in cash. The sale of the timber business is contingent upon various closing conditions and is expected to close in late 2003. At September 30, 2003, the timber business had approximately $7 million in the carrying value of net assets and approximately $5 million in future operating lease obligations that are not expected to transfer to the buyers.

         Discontinued operations in the third quarter of 2003 includes an after-tax gain on the sale of the natural gas business. The after-tax results of operations for the natural gas and timber businesses have been reclassified from continuing operations to discontinued operations for all periods presented. In the first half of 2003, the Company recorded a charge in discontinued operations related to a revision of the estimated withdrawal liabilities for coal-related multi-employer pension plans. In 2002, the Company revised its estimate of coal operating losses to be incurred during the disposal period.


         Summary of Discontinued Operations



                                                            Three Months Ended               Nine Months Ended
                                                               September 30,                   September 30,
         (in millions)                                     2003             2002             2003             2002
         ------------------------------------------------------------------------------------------------------------
         Gain on sale of natural
           gas business                              $     57.3             -                57.3             -

         Pretax profit (loss):
           Natural gas                                      2.3             2.3              11.2             6.6
           Timber                                           0.1            (0.2)              0.3            (0.7)

         Adjustments to coal
           contingent liabilities                          (0.1)            -                (3.6)            -

         Coal operating losses during
           the disposal period                              -               -                 -             (15.0)
         ------------------------------------------------------------------------------------------------------------
                                                           59.6             2.1              65.2            (9.1)
              Income taxes                                (20.7)           (0.7)            (23.0)            2.1
         ------------------------------------------------------------------------------------------------------------
                  Total                              $     38.9             1.4              42.2            (7.0)
         ============================================================================================================


         The following table shows selected financial information for the Company's natural gas and timber businesses for the third quarter and first nine months of 2003 and 2002.


                                                            Three Months Ended               Nine Months Ended
                                                               September 30,                   September 30,
         (In millions)                                     2003             2002             2003             2002
         ------------------------------------------------------------------------------------------------------------
         Natural gas
         Revenue                                     $      1.6             1.6               7.4             4.8
         Income before income taxes                         2.3             2.3              11.2             6.6
         ============================================================================================================

         Timber
         Revenue                                     $      5.5             5.6              16.0            15.2
         Income before income taxes                         0.1            (0.2)              0.3            (0.7)
         ============================================================================================================

4.       Costs of former operations included in continuing operations

         Prior to 2003, expenses related to former coal operations were classified as part of discontinued operations. In 2003, the Company began recognizing coal-related expenses as a part of continuing operations.


                                                                Three Months Ended         Nine Months Ended
                                                                   September 30,             September 30,
         (In millions)                                                 2003                      2003
         ---------------------------------------------------------------------------------------------------
         Company-sponsored postretirement
           benefits other than pensions                         $        12.5                    37.2
         Black lung                                                       1.4                     4.3
         Pension                                                         (0.4)                   (0.7)
         Administrative, legal and other
           expenses, net                                                  2.6                     6.4
         Idle and closed mine expense and
           other income                                                   1.1                     4.5
         ---------------------------------------------------------------------------------------------------
                                                                $        17.2                    51.7
         ---------------------------------------------------------------------------------------------------


         In October 2003, the Company reached a definitive agreement to sell substantially all of its coal properties in West Virginia. Consummation of the proposed transaction is subject to typical closing conditions.


5.       Voluntary Employees' Beneficiary Association trust

         The Company contributed $50 million in the third quarter of 2003 and $32 million in the second quarter of 2003 to its Voluntary Employees' Beneficiary Association trust ("VEBA"), and at September 30, 2003, the Company's VEBA held approximately $100 million. The VEBA is designed to tax efficiently fund certain retiree medical liabilities, primarily for retired coal miners and their dependents.

         Beginning in the fourth quarter of 2003, the VEBA's assets are invested primarily using actively managed accounts with asset allocation targets of 70% equity securities and 30% fixed income securities. Prior to the fourth quarter of 2003, assets had been invested solely in fixed income instruments. Investments held by the VEBA are currently classified as available-for-sale and are reported at fair value. Unrealized gains and losses are currently recognized in other comprehensive income and realized gains and losses are recognized in earnings. Because the new asset allocation is more likely to result in larger market value fluctuations, the Company expects its earnings and other comprehensive income could be affected in the fourth quarter.

         The Company is exploring alternatives which may permit it to account for the VEBA assets in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The accounting for assets, such as the VEBA, under SFAS No. 106 is similar to the accounting for pension trusts under SFAS No. 87, "Employer's Accounting for Pensions".

6.       Costs associated with exit activities

         In 2003, management initiated a plan to close the Brink's, Incorporated corporate headquarters in Darien, Connecticut and relocate employees to either the Brink's, Incorporated U.S. headquarters in Coppell, Texas or The Brink's Company headquarters in Richmond, Virginia. The following summarizes the 2003 expense, payments and liability for such costs and the total amount of expense expected to be incurred:


                                                           One-time           Contract
                                                          Termination        Termination
         (In millions)                                     Benefits             Costs           Other        Total
         ---------------------------------------------------------------------------------------------------------
         Balance at December 31, 2002                 $         -                 -                -          -
         Expense                                                1.5               -               2.7         4.2
         Payments                                              (0.7)              -              (1.9)       (2.6)
         ---------------------------------------------------------------------------------------------------------
         Balance at September 30, 2003                $         0.8               -               0.8         1.6
         =========================================================================================================


         By the time the plan is completed, a total expense of approximately $5-6 million is expected to have been incurred including approximately $2 million in one-time termination benefits, approximately $1 million in contract termination costs and approximately $2-3 million for other costs. In the third quarter of 2003, $3.3 million was recognized as a component of selling, general and administrative costs ($4.2 million in the first nine months of 2003).

         In International operations at Brink's, Incorporated approximately $4.1 million of one-time termination benefits were paid and expensed in the nine months ended September 30, 2003 associated with European work force reductions.


7.       Supplemental cash flow information


                                                                                                Nine Months
                                                                                              Ended September 30,
         (In millions)                                                                       2003             2002
         ----------------------------------------------------------------------------------------------------------
         Cash paid for:
           Interest                                                                  $       18.9             17.6
           Income taxes, net of refunds                                                      17.5              7.6
         ==========================================================================================================

         Depreciation of property and equipment                                      $      121.2            107.2
         Amortization of BHS deferred subscriber acquisition costs                            5.7              4.8
         ----------------------------------------------------------------------------------------------------------
         Total depreciation and amortization                                         $      126.9            112.0
         ==========================================================================================================

8.       Comprehensive income



                                                              Three Months                        Nine Months
                                                            Ended September 30,               Ended September 30,
         (In millions)                                     2003             2002             2003             2002
         -----------------------------------------------------------------------------------------------------------
         Net income                                  $      50.0           22.1               54.4           49.3
         Other comprehensive income (loss),
           net of reclasses and taxes:
              Foreign currency translation
                adjustments                                  3.0           (9.2)              25.2            0.8
              Deferred benefit (expense) on
                cash flow hedges                            (2.0)          (0.2)               2.6           (0.8)
              Unrealized losses on
                marketable securities                       (0.2)          (0.1)              (0.1)          (0.2)
         -----------------------------------------------------------------------------------------------------------
         Comprehensive income                        $      50.8           12.6               82.1           49.1
         ===========================================================================================================


9.       Contingencies

         The Company is defending various potentially significant civil suits. Although the Company is defending these cases vigorously and believes that its defenses have merit, it is possible that one or more of these suits ultimately may be decided in favor of the plaintiffs. If so, the Company expects that the ultimate amount of unaccrued losses could range from $0 to $40 million.

         At September 30, 2003, the present value of the Company's obligations for coal equipment operating leases and advance minimum royalty obligations that are expected to be transferred to purchasers was approximately $8 million. The Company expects to transfer substantially all of these obligations to the purchaser of its West Virginia coal properties. To the extent that obligations are not transferred to purchasers, the Company may need to record additional expense.

         The Company will continue to record adjustments to contingent assets and liabilities for former coal operations within discontinued operations.

         At September 30, 2003, the liability recorded for the Company's United Mine Workers of America ("UMWA") Combined Benefit Fund obligations under the Coal Industry Retiree Health Benefit Act of 1992 was $168.4 million, reflecting the recorded liability at December 31, 2002 less payments made since the end of 2002. This liability will be adjusted as new historical data is received and assumptions used to estimate the liability change. The Company normally revises its estimated liability in the fourth quarter each year when it receives the annual actuarial evaluation.

         The Company participates in the UMWA 1950 and 1974 pension plans at defined contribution rates, but expects to ultimately withdraw from these plans. At September 30, 2003, the Company's estimated withdrawal liabilities were $38.0 million. The Company's estimate of the obligation is based on several factors, including funding status and benefit levels of the plans and the date the Company is determined to have completely withdrawn from the plans. Since these factors may change over time, the ultimate withdrawal obligation, if any, could change materially.

         The Company has also recorded estimated liabilities for other contingent liabilities, including those for expected settlement of coal-related workers' compensation claims and certain reclamation obligations. Annual actuarial and engineering valuations of these liabilities are typically completed in the fourth quarter each year.

         In 1999, the U.S. District Court of the Eastern District of Virginia entered a final judgment in favor of certain of the Company's subsidiaries, ruling that the Federal Black Lung Excise Tax ("FBLET") is unconstitutional as applied to export coal sales. Through September 30, 2003, the Company had received refunds including interest of $27.2 million, including $2.8 million received in 2003. The Company continues to pursue the refund of other FBLET payments. Due to uncertainty as to the ultimate receipt of additional amounts, if any, which could amount to as much as $18 million (before income taxes), as well as the timing of any additional FBLET refunds, the Company has not currently recorded receivables for such additional FBLET refunds.

                               The Brink's Company
                                and Subsidiaries
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


Summary
The Brink's Company (along with its subsidiaries, the "Company") has three operating segments within its "Business and Security Services" businesses:

                        o    Brink's, Incorporated ("Brink's")
                        o    Brink's Home Security, Inc. ("BHS")
                        o    BAX Global Inc. ("BAX Global")

The major services offered by Brink's include armored car transportation, automated teller machine ("ATM") replenishment and servicing, currency and deposit processing, coin sorting and wrapping, arranging the secure air transportation of valuables ("Global Services") and the deploying and servicing of safes and safe control devices, including its patented CompuSafe(R) service. BHS is primarily engaged in the business of marketing, selling, installing, monitoring and servicing electronic security systems in owner-occupied, single-family residences in North America. BAX Global provides transportation and supply chain management services on a global basis, specializing in the heavy freight market for business-to-business shipping.

The Company also has significant assets, including approximately $100 million of assets held by its Voluntary Employees' Beneficiary Association trust ("VEBA"), and liabilities associated with its former coal operations and expects to have significant ongoing expenses and cash outflows related to former coal operations.

As discussed in more detail below, the Company sold its natural gas business in the third quarter of 2003, sold the majority of its gold assets in the fourth quarter of 2003, and has agreed to sell its timber business and substantially all of its remaining coal properties located in West Virginia. The timber and coal transactions are expected to close in late 2003.

Throughout this report, the reference to constant currency is made so that a segment can be viewed without the impacts of changing foreign currency exchange rates, facilitating a comparative view of business growth. In the third quarter and first nine months of 2003 the U.S. dollar generally weakened against other currencies, so growth at constant currency exchange rates was lower than growth at actual currency exchange rates. Changes in foreign currency exchange rates have not materially affected period-to-period comparisons of operating profit.

                              RESULTS OF OPERATIONS

Consolidated


                                             Three Months                              Nine Months
                                          Ended September 30,        %            Ended September 30,        %
(Dollars in millions)                    2003             2002    Change          2003           2002      Change
------------------------------------------------------------------------------------------------------------------
Revenues:
Brink's                              $    427.2          387.6      10        $  1,229.3       1,188.7        3
   BHS                                     78.9           72.2       9             229.3         209.6        9
   BAX Global                             493.3          483.3       2           1,430.3       1,343.0        7
------------------------------------------------------------------------------------------------------------------
     Business and Security
       Services                           999.4          943.1       6           2,888.9       2,741.3        5
   Other Operations                         5.8            3.4      71              16.5          11.0       50
------------------------------------------------------------------------------------------------------------------
     Revenues                        $  1,005.2          946.5       6        $  2,905.4       2,752.3        6
==================================================================================================================

Operating profit (loss):
   Brink's                           $     33.4           16.1     107        $     68.0          67.6        1
   BHS                                     18.1           14.2      27              52.5          45.0       17
   BAX Global                              (5.3)           9.9      NM             (13.3)          6.4       NM
------------------------------------------------------------------------------------------------------------------
     Business and Security
       Services                            46.2           40.2      15             107.2         119.0      (10)
   Former coal operations                 (17.2)           -        NM             (51.7)          -         NM
   Corporate and other                     (7.1)          (6.7)     (6)            (22.3)        (16.7)     (34)
------------------------------------------------------------------------------------------------------------------
     Operating profit                $     21.9           33.5     (35)       $     33.2         102.3      (68)
==================================================================================================================

Income (loss) from:
   Continuing operations             $     11.1          20.7      (46)       $     12.2          56.3      (78)
   Discontinued operations                 38.9           1.4       NM              42.2          (7.0)      NM
------------------------------------------------------------------------------------------------------------------
     Net Income                      $     50.0          22.1      126        $     54.4          49.3       10
==================================================================================================================


Income from continuing operations was lower in the third quarter and first nine months of 2003 principally due to significant expenses associated with former coal operations recorded in continuing operations beginning in 2003. In 2002, these types of expenses were included within discontinued operations. Operating profit from Business and Security Services improved in the third quarter over the 2002 period as improved performance at Brink's and BHS were partially offset by lower results at BAX Global. Operating profit from Business and Security Services in the nine months in 2003 was lower than the 2002 period primarily because of lower results at BAX Global.

Operating profit at Brink's in the third quarter improved from the prior year on better international earnings. Brink's operating profit in the first quarter of last year reflected the benefit of special euro currency-related processing and transportation work. BAX Global's results in North America are below last year's level primarily as a result of lower shipments through its largely fixed-cost Intra-American air transportation network.

Discontinued operations in the third quarter of 2003 include an after-tax gain on the sale of the natural gas business. The after-tax results of operations for the natural gas and timber businesses have been reclassified from continuing operations to discontinued operations for all periods presented. In the first half of 2003, the Company recorded a charge in discontinued operations related to a revision of the estimated withdrawal liabilities for coal-related multi-employer pension plans. In 2002, the Company revised its estimate of coal operating losses to be incurred during the disposal period.

Brink's, Incorporated



                                             Three Months                             Nine Months
                                          Ended September 30,      %               Ended September 30,      %
(Dollars in millions)                    2003             2002   Change            2003           2002    Change
------------------------------------------------------------------------------------------------------------------
Revenues:
   North America (a)                  $   179.6          175.6       2        $    531.2          516.7       3
   International                          247.6          212.0      17             698.1          672.0       4
------------------------------------------------------------------------------------------------------------------
     Revenues                         $   427.2          387.6      10        $  1,229.3        1,188.7       3
==================================================================================================================
Operating profit:
   North America (a)                  $    14.3           13.0      10        $     35.6           37.1      (4)
   International                           19.1            3.1      NM              32.4           30.5       6
------------------------------------------------------------------------------------------------------------------
     Segment operating profit         $    33.4           16.1     107        $     68.0           67.6       1
==================================================================================================================

Operating margin:                            (%)           (%)                       (%)            (%)
   North America (a)                        8.0            7.4                       6.7            7.2
   International                            7.7            1.5                       4.6            4.5
   Total                                    7.8            4.2                       5.5            5.7
==================================================================================================================

Depreciation and amortization         $    17.5           15.9      10        $     50.5           45.7      11
Capital expenditures                       19.3           21.6     (11)             54.2           55.1      (2)
==================================================================================================================

(a) Includes U.S. and Canada.


Improved revenues and operating profit for the quarter at Brink's reflected better results in all regions, with the largest improvements in Europe and South America. The slightly higher results in the first nine months of 2003 were primarily due to higher International operating profit, partially offset by lower North American operating profit. Year-to-date International operating profit increased over the prior year period, despite the higher profit levels achieved in the first quarter of 2002 associated with special euro currency processing and transportation work.

North America
North American operating profits were 10% higher in the third quarter of 2003 versus the prior year on a 2% increase in revenues (1% increase in revenues on a constant currency basis). The improvement in operating profit was primarily due to a $4.7 million gain on the sale of operating assets and improved performance from the cash logistics operations, partially offset by $3.3 million of severance and other costs associated with the closure of its former headquarters in Darien, Connecticut, and higher employee benefit expenses.

In 2003, management initiated a plan to close Brink's corporate headquarters in Darien, Connecticut and relocate employees to either Brink's U.S. headquarters in Coppell, Texas, or The Brink's Company headquarters in Richmond, Virginia. As a result, approximately $5-6 million of severance and other costs are expected to be incurred in the U.S. during 2003, of which $3.3 million were recognized in the third quarter ($4.2 million in the first nine months of 2003).

The increase in employee benefit costs in 2003 included higher expense from the Company's primary U.S. pension plan and higher health care costs for active employees.

North American operating profits were 4% lower in the first nine months of 2003 over the same period of 2002 on a 3% increase in revenues (2% increase in revenues on a constant currency basis) in the first nine months of 2003. Lower year-to-date operating profit in North America was primarily due to the higher employee benefit, severance and other costs mentioned above, offset by the gain on the sale of operating assets and improved performance in the cash logistics operations.

International
International operating profits were $16 million higher in the third quarter of 2003 versus the 2002 period on a 17% increase in revenues (8% increase in revenues on a constant currency basis). Improved results in the quarter included higher local currency revenues and operating profits in Europe and South America as discussed in more detail below. International operating profits for the nine month period were 6% higher than the 2002 period on a 4% increase in revenues (1% decrease in revenues on a constant currency basis). Improvements in local currency revenues and operating profit in South America and Asia Pacific in the year-to-date 2003 period over 2002 were offset by lower European revenues and operating profits. European revenue and operating profits in the first-quarter of 2002 benefited from the special euro currency processing and transportation work associated with the introduction of the euro on January 1, 2002.

European operating profit in the third quarter of 2003 improved from 2002 reflecting improvements in a number of countries, and the benefits of management and operational changes, particularly in France and Germany. European revenues on a constant currency basis were higher generally due to better performance and partially because of additional revenues associated with an acquisition in Belgium. Europe's operating profit for the first nine months of 2003 was below the same period last year primarily due to the absence of the euro work performed in the first quarter of 2002 and approximately $4.1 million in severance expense incurred in 2003 associated with European workforce reductions. Although the economies in Europe continue to be sluggish, European operating results for the remainder of 2003 are expected to continue to benefit from management changes and workforce reductions made to align resources to meet business needs.

In South America, operating profit in the third quarter of 2003 was higher than in the same quarter last year reflecting better performance in Venezuela. Venezuela is Brink's largest operation in South America. Favorable market conditions and lower labor costs as a percentage of revenue benefited Venezuela's performance in 2003. South America's operating profit in the first nine months of 2003 was higher than the same period last year primarily due to the improved results in Venezuela, partially offset by lower operating performance in Brazil (Brink's second largest operation in South America) as a result of the continuing difficult economic and operating conditions. Overall, economic conditions in South America seem to be improving, although the conditions remain volatile.

Asia Pacific operating profits in the third quarter and first nine months of 2003 were higher than for the same periods last year primarily due to improved results in Australia and Hong Kong.

Brink's Home Security


                                                Three Months                          Nine Months
                                             Ended September 30,        %           Ended September 30,      %
(Dollars in millions)                        2003            2002    Change        2003             2002   Change
-------------------------------------------------------------------------------------------------------------------
Revenues                                 $   78.9            72.2        9      $  229.3          209.6       9
-------------------------------------------------------------------------------------------------------------------
Operating profit:
Recurring services (a)                   $   31.7            26.5       20      $   93.4           81.1      15
Investment in new subscribers (b)           (13.6)          (12.3)      11         (40.9)         (36.1)     13
-------------------------------------------------------------------------------------------------------------------
   Segment operating profit              $   18.1            14.2       27      $   52.5           45.0      17
===================================================================================================================
Operating margin                             22.9%           19.7%                  22.9%          21.5%
Monthly Recurring Revenues (c)                                                  $   22.7           20.5      11
===================================================================================================================

Cash flow information:
Depreciation and amortization (d)        $   12.1            11.3        7      $   35.5           32.0      11
Impairment charges from
   subscriber disconnects                     9.9             9.4        5          26.0           24.8       5
Amortization of deferred revenue (e)         (6.7)           (6.2)       8         (18.9)         (18.0)      5
Deferred subscriber acquisition costs
   (current year payments)                   (4.8)           (4.5)       7         (13.7)         (12.9)      6
Deferred revenue from new subscribers
   (current year receipts)                    7.5             6.9        9          20.7           20.2       2
Capital expenditures                        (25.9)          (22.3)      16         (71.9)         (63.0)     14
===================================================================================================================


(a) Reflects operating profit generated from the existing subscriber base plus the amortization of deferred revenues, less the amortization of deferred subscriber acquisition costs (primarily direct selling expenses).
(b) Primarily marketing and selling expenses, net of the deferral of direct selling expenses, incurred in the acquisition of new subscribers.
(c)  See "Reconciliation of Non-GAAP Measures-Monthly Recurring Revenues."
(d)  Includes amortization of deferred subscriber acquisition costs.
(e) Includes amortization of deferred revenue related to active subscriber accounts as well as acceleration of amortization of deferred revenue related to subscriber disconnects.


The increase in BHS revenues for the third quarter and first nine months of 2003 versus the comparable 2002 periods was primarily due to an 8% larger average subscriber base as well as 2% higher average monitoring rates in each period. The slight increase in average monitoring rates is primarily due to changes in the customer base. The above factors also contributed to an 11% increase in Monthly Recurring Revenues for September 2003 as compared to September 2002.

Segment operating profit increased $3.9 million for the third quarter and $7.5 million for the first nine months of 2003 from the same periods of 2002 as higher profit from recurring services was partially offset by an increased investment in new subscribers. Higher profit from recurring services was primarily due to increased revenues and improved service margins, partially offset by higher costs associated with the larger subscriber base.

Subscriber Information


                                             Three Months                           Nine Months
                                          Ended September 30,        %            Ended September 30,       %
(Subscriber data in thousands)           2003             2002     Change         2003            2002    Change
-----------------------------------------------------------------------------------------------------------------
Number of subscribers:
   Beginning of period                    795.6           738.6                    766.7          713.5
   Installations                           32.6            26.8        22           88.3           77.7      14
   Disconnects                            (15.0)          (14.7)        2          (41.8)         (40.5)      3
-----------------------------------------------------------------------------------------------------------------
   End of period                          813.2           750.7         8          813.2          750.7       8
=================================================================================================================
Average number of subscribers             804.3           744.2         8          788.8          732.1       8
Annualized disconnect rate                  7.4%            7.9%                     7.1%           7.4%
=================================================================================================================


Installations increased 22% for the third quarter and 14% for the first nine months of 2003 as compared to the same periods of 2002 primarily as a result of growth in traditional as well as newer customer acquisition channels. BHS believes its 2003 annualized disconnect rates of 7.4% for the quarter and 7.1% year-to-date improved over the comparable periods of 2002 largely due to the cumulative effect of having improved its subscriber selection and retention processes in recent years and its high quality customer service. Disconnect rates are typically higher in the second and third quarters of the year because of an increase in residential moves during summer months.

On October 1, 2003, the national "Do Not Call" list was implemented. Although most of its new subscribers are attracted through other means, a portion of BHS' new installations are initiated by calls to potential customers. Since there are other ways to initiate a sale, the impact, if any, that the "Do Not Call" list will have on BHS' ability to attract new subscribers, or the costs to attract new subscribers cannot be determined at present.

Reconciliation of Non-GAAP Measures - Monthly Recurring Revenues


                                                          Nine Months
                                                       Ended September 30,
(In millions)                                        2003             2002
-----------------------------------------------------------------------------
September:
   Monthly Recurring Revenues ("MRR") (a)       $     22.7            20.5
   Amounts excluded from MRR:
     Amortization of deferred revenue                  2.1             1.9
     Other revenues (b)                                1.6             1.6
-----------------------------------------------------------------------------
   Revenues on a GAAP basis                     $     26.4            24.0
=============================================================================

Revenues on a GAAP basis:
   September                                    $     26.4            24.0
   January - August                                  202.9           185.6
-----------------------------------------------------------------------------
   January - September                          $    229.3           209.6
=============================================================================

(a) MRR is calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for contracted monitoring and maintenance services.
(b)  Revenues that are not pursuant to monthly contractual billings


The Company believes the presentation of MRR is useful to investors because the measure is widely used in the industry to assess the amount of recurring revenues from subscriber fees a home security business produces.

BAX Global



                                               Three Months                           Nine Months
                                            Ended September 30,      %             Ended September 30,      %
(Dollars in millions)                      2003            2002    Change         2003             2002   Change
------------------------------------------------------------------------------------------------------------------
Revenues:
   Americas                             $   238.7         255.8      (7)        $   708.9        729.1        (3)
   International                            273.2         245.2      11             775.9        664.6        17
   Eliminations/other                       (18.6)        (17.7)     (5)            (54.5)       (50.7)       (7)
------------------------------------------------------------------------------------------------------------------
     Revenues                           $   493.3         483.3       2         $ 1,430.3      1,343.0         7
==================================================================================================================
Operating profit (loss):
   Americas                             $   (11.3)          4.0       NM        $   (31.6)       (10.3)       NM
   International                              8.9           9.3      (4)             24.3         25.4        (4)
   Other                                     (2.9)         (3.4)     15              (6.0)        (8.7)       31
------------------------------------------------------------------------------------------------------------------
     Segment operating profit (loss)    $    (5.3)          9.9       NM        $   (13.3)         6.4        NM
==================================================================================================================

Operating Margin:                             (%)           (%)                       (%)           (%)
   Americas                                  (4.7)          1.6                      (4.5)        (1.4)
   International                              3.3           3.8                       3.1          3.8
   Total                                     (1.1)          2.0                      (0.9)         0.5
==================================================================================================================
Depreciation and amortization           $    11.9          10.5      13         $    36.0         32.0       13
Capital expenditures                          5.6           6.0      (7)             18.6         15.8       18
==================================================================================================================
Intra-American revenue                  $   118.1         124.9      (5)        $   336.1        349.3       (4)
Worldwide expedited freight
services:
   Revenues                             $   370.3         375.3      (1)          1,078.0      1,038.9        4
   Weight in pounds                         391.3         398.1      (2)          1,141.6      1,118.6        2
==================================================================================================================


In the third quarter of 2003, BAX Global's operating results were $15.2 million below the same quarter last year on a 2% increase in revenues (1% decrease in revenues on a constant currency basis). For the nine months ended September 30, 2003, BAX Global's operating results were $19.7 million below the same period last year on a 7% increase in revenues (2% increase in revenues on a constant currency basis). Results were lower as the effects of lower volumes and a shift from expedited deliveries to deferred products in the Intra-American network were only partially offset by increased air export volumes and supply chain management activity in Asia Pacific.

Americas
BAX Global's third quarter 2003 operating loss in the Americas region was $15.3 million higher than the same 2002 period on a 7% decrease in revenues. The operating loss in the nine-month period in 2003 was $21.3 million higher than in the same period of 2002 on 3% lower revenues. A decrease in Intra-American volumes of higher-yielding overnight and second day airfreight, more than offset an increase in volumes for freight with deferred delivery and volumes related to BAX Global's new wholesale freight forwarding product. Deferred delivery shipments are generally transported via truck on BAX Global's North American ground transportation network or, if space is available, the shipments may be transported on its Intra-American air transportation network. Management believes that much of the shift from expedited to deferred shipments is likely to continue. However, in an improving economy the absolute weight of expedited freight is likely to increase.

U.S. air export revenues reflect the benefit of a portion of the surcharges charged by airlines being passed to customers. U.S. air export volumes were slightly higher in the 2003 periods over 2002, while revenue per pound, excluding surcharges, declined in the 2003 periods as compared to the same periods of 2002. Growth in the U.S. supply chain management business increased revenues in the third quarter and first nine months of 2003 as compared to the same period of 2002 due to the addition of new customers as well as increased activity for existing customers. BAX Global's revenues and operating results in the third quarter of 2003 were also adversely affected by lower third-party aircraft charter activity compared to the prior year period.

The 2003 operating loss in the Americas includes higher expense from the Company's primary U.S. pension plan as well as higher health care costs in the 2003 periods. Heavy maintenance expense was $6.3 million lower in the first nine months of 2003 compared to the same 2002 period primarily due to adjustments made in the first half of 2003 in conjunction with the renegotiation of certain return provisions of its aircraft lease agreements and the completion of a study of the lease agreements. Lower flight hours as a result of lower third-party aircraft charter activity also reduced heavy maintenance expense in the third quarter of 2003.

International
International operating profits decreased 4% for the third quarter compared to the 2002 period on an 11% increase in revenues (6% increase in revenues on a constant currency basis). International operating profit decreased 4% for the first nine months of 2003 compared to the 2002 period on 17% higher revenues (9% increase in revenues on a constant currency basis). A decrease in operating profits in the Atlantic region was partially offset by improved profits in Asia Pacific. Reduced demand and competitive market pressures in the Atlantic region continue with the weak European economy resulting in lower export volumes and flat import volumes compared with the 2002 quarter. The effects of the weak European economy are expected to continue into at least the fourth quarter of 2003. Revenues and operating profit for the three and nine months ended September 30, 2003 benefited from an increase in Asia Pacific air export volumes within the Asia Pacific region and to the U.S.. In addition, Asia Pacific's results benefited from growth in supply chain management operations, including the effects of an expansion of operations in China during the first nine months of 2003 as well as increased activity from existing customers.

Other
Other operating loss decreased $0.5 million in the quarter and $2.7 million in the first nine months of 2003 versus the prior year periods partially due to foreign currency exchange transaction gains.

Former coal operations
Prior to 2003, expenses related to former coal operations were classified as part of discontinued operations. In 2003, the Company began recognizing coal-related expenses as a part of continuing operations.

Costs of former coal operations included in continuing operations

                                       Three Months Ended    Nine Months Ended
                                        September 30,          September 30,
(In millions)                                 2003                 2003
------------------------------------------------------------------------------
Company-sponsored postretirement
    benefits other than pensions       $        12.5               37.2
Black lung                                       1.4                4.3
Pension                                         (0.4)              (0.7)
Administrative, legal and other
    expenses, net                                2.6                6.4
Idle and closed mine expense and
    other income                                 1.1                4.5
------------------------------------------------------------------------------
                                       $        17.2               51.7
==============================================================================

Administrative, legal and other expenses, net, are expected to decline as administrative functions are reduced and residual assets sold. Expenses related to residual assets include property taxes, insurance and lease payments. In October 2003, a definitive agreement to sell substantially all of the Company's coal properties in West Virginia was reached. Consummation of the proposed transaction is subject to typical closing conditions.

The Company has a Voluntary Employees' Beneficiary Association trust ("VEBA") with approximately $100 million of assets at September 30, 2003 available to pay for certain of the Company's benefit obligations related to former coal employees.

The Company has contingent liabilities associated with its former coal operations. The Company expects certain of the estimated values of such liabilities to be revised in the fourth quarter as a result of information received from third parties.

Corporate expenses and other
Corporate expenses and other include the results of operations from the Company's gold business. Corporate expenses and other increased $0.4 million and $5.6 million for the three and nine months ended September 30, 2003 primarily as a result of higher benefit related expenses. In addition, in the first nine months of 2003, increased revenue from the remaining gold operations was more than offset by the increased costs of mining.

In October 2003, the Company sold its 23.3% interest in MPI Mines Ltd., an Australian minerals exploration and development Company with interests in gold and nickel, for approximately $19 million in cash. A gain of approximately $10 million will be reported as other operating income in continuing operations in the fourth quarter of 2003.

Corporate expenses in the fourth quarter of 2003 and in 2004 are expected to include additional costs resulting from compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

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

Selling, general and administrative expenses
Selling, general and administrative expenses is a component of each segment's previously discussed operating profit. Selling, general and administrative expenses increased $10.5 million for the third quarter and $35.9 million in the first nine months of 2003 as compared to the same periods of 2002 primarily due to the inclusion in 2003 of administrative costs related to former coal operations, higher reported expense as a result of the strengthening of certain currencies relative to the U.S. dollar, primarily in Europe, and higher benefit-related costs.

Other operating income, net
Other operating income, net, which is a component of each operating segment's previously discussed operating profit, includes the Company's share of net earnings or losses of unconsolidated affiliates, royalty income and gains and losses from foreign currency exchange. The increase in other operating income for the three and nine month periods of 2003 is primarily attributable to a $4.7 million gain on the sale of operating assets. The nine months ended September 30, 2003 also included $1.1 million higher foreign currency exchange transactions and $1.6 million in gains from the sale of residual assets of the former coal operations.

Interest expense
Interest expense increased $1.3 million in the third quarter and $2.5 million in the first nine months of 2003 as compared to the same periods of 2002 primarily due to the inclusion of interest expense related to Dominion Terminal Associates ("DTA") in the 2003 periods. In conjunction with the disposal of its coal operations, the Company transferred its interest in the operations of DTA, a coal terminal in Newport News, Virginia, but retained contingent obligations of related debt. Since the Company no longer has an interest in DTA, its related $43.2 million guarantee of the underlying debt was reclassified to long-term debt from noncurrent liabilities at December 31, 2002. In prior periods, the cost associated with the bonds was included in discontinued operations. In addition, 2003 interest expense was higher due to the accretion of interest related to former coal operations' retained leases and minimum royalty agreements partially offset by a decrease in U.S. borrowings and lower interest rates.

Interest and other income, net
Interest and other income, net increased $0.5 million in the third quarter and $6.8 million in the first nine months of 2003 over the same 2002 periods. The increase is primarily attributable to a $2.6 million second-quarter 2003 gain related to a $19.8 million prepayment of the notes and royalties receivable collected as part of the consideration in the sale of its former Virginia coal operations as well as the interest income, that in 2002 was included as part of discontinued operations, from the Company's Voluntary Employees' Beneficiary Association trust ("VEBA").

Stabilization Act compensation
Stabilization Act compensation of $5.9 million received in the third quarter of 2002 represents amounts received by the Company from the U.S. government pursuant to the Air Transportation Safety and System Stabilization Act.

Income taxes
The effective tax rate for continuing operations for the first nine months of 2003 was 18.1%, compared to 36.9% for the same period of 2002. The 2003 provision for income taxes is less than the 35% U.S. statutory income tax rate primarily due to the resolution of tax issues from prior years, partially offset by return to accrual adjustments and state income taxes. The 2002 provision for income taxes was higher than the 35% U.S. statutory income tax rate primarily due to state income taxes, partially offset by lower taxes on certain foreign earnings. The Company's effective tax rate may fluctuate materially from period to period due to changes in the expected geographical mix of earnings and other factors.

Discontinued operations

In July 2003, the Company agreed to sell its timber business for approximately $38 million in cash. The sale of the timber business is contingent upon various closing conditions and is expected to close in late 2003. At September 30, 2003, the timber business had approximately $7 million in the carrying value of net assets and approximately $5 million in future operating lease obligations that are not expected to transfer to the buyers.

The Company closed the sale of its natural gas business in August 2003 and received approximately $81 million in net cash proceeds. At the effective date of sale, the natural gas business had approximately $24 million carrying value of net assets.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash flows before financing activities increased $85.6 million in the first nine months of 2003 compared to the first nine months of 2002. Cash provided by operating activities improved primarily due to a 2002 contribution to the Company's U.S. Pension Plan. Cash flows from investing activities improved primarily because of amounts collected related to the sale of the coal and natural gas businesses, partially offset by contributions to the Company's Voluntary Employees' Beneficiary Association trust ("VEBA").

Summary of cash flow information:


                                                                                                Nine Months
                                                                                             Ended September 30,
(In millions)                                                                               2003              2002
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Continuing operations:
      Before changes in operating assets and liabilities                           $       180.2            210.6
      Changes in assets and liabilities, including working capital                          18.8              6.8
   Discontinued operations:
      Natural gas and timber                                                                14.6              7.9
      Coal                                                                                   -              (61.8)
---------------------------------------------------------------------------------------------------------------------
     Operating activities                                                                  213.6            163.5
---------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Continuing operations:
      Capital expenditures                                                                (147.1)          (139.0)
      Aircraft heavy maintenance expenditures                                              (17.7)           (24.0)
      Proceeds from sale of natural gas business                                            81.2              -
      Notes receivable and royalties related to sale of former coal operations              26.0              -
      Contributions to VEBA                                                                (82.0)             -
      Other                                                                                  5.0              3.9
   Discontinued operations:
      Natural gas and timber                                                                (4.7)            (3.4)
      Coal                                                                                   -              (12.3)
---------------------------------------------------------------------------------------------------------------------
     Investing activities                                                                 (139.3)          (174.8)
---------------------------------------------------------------------------------------------------------------------

Cash flows before financing activities                                             $        74.3            (11.3)
=====================================================================================================================


Operating activities
Cash provided by operating activities was $50.1 million higher in the first nine months of 2003 compared to the same period in 2002 primarily due to a $35.1 million contribution the Company made to its U.S. pension plan in 2002 and higher cash outflows in 2002 related to former coal operations. Cash provided by operating activities was also higher due to an increase in the amount of cash provided by operating activities at Brink's and BHS, partially offset by lower amounts provided by BAX Global. In addition, the former natural gas business provided higher cash from operating activities on higher natural gas prices.

The Company's former coal operations were sold or shut down in December 2002. Approximately $61.8 million of coal-related cash outflows from operating activities were classified as discontinued operations in the 2002 statements of cash flows, including approximately $45.2 million related to obligations the Company ultimately retained. In 2003, cash outflows of $43.1 million for these retained obligations are included in continuing operations. Besides the payments related to retained obligations, the Company's former coal operations used $16.6 million of cash in the first nine months of 2002 largely due to the poor performance of the Company's mining operations in the face of difficult industry conditions.

In October 2003, the Company made a $20 million voluntary contribution to its primary U.S. pension plan.

Investing activities
Cash used by investing activities in the first nine months of 2003 was lower than for the same period in 2002 as the $81 million of cash proceeds from the 2003 sale of the natural gas business and the realization in 2003 of $26 million of cash related to the prior-year sale of the Company's former Virginia coal operations were partially offset by an $82 million contribution to the Company's VEBA in 2003.

Investing activities also had approximately $11 million of higher proceeds from the sale of operating assets, primarily at Brink's, offset by approximately $8 million of cash used for acquisitions, also primarily at Brink's.

                                                      Nine Months
                                                   Ended September 30,
                                                  2003             2002
----------------------------------------------------------------------------
Capital expenditures:
   Brink's                                  $   54.2                  55.1
   Brink's Home Security                        71.9                  63.0
   BAX Global                                   18.6                  15.8
----------------------------------------------------------------------------
     Business and Security Services            144.7                 133.9
   Corporate and other                           2.4                   5.1
----------------------------------------------------------------------------
     Capital expenditures                   $  147.1                 139.0
----------------------------------------------------------------------------


Capital expenditures for the first nine months of 2003 were $8.1 million higher than for the same period in 2002 primarily due to an increase in subscriber installations at BHS as well as an increase in spending on information technology projects at BAX Global.

Aircraft heavy maintenance expenditures decreased $6.3 million during the first nine months of 2003 to $17.7 million as compared to the same period of 2002 due to fewer engine overhauls in 2003 and the timing of maintenance. The Company expects to spend between $20 million and $25 million on aircraft heavy maintenance in 2003.

Capital expenditures in 2003 are currently expected to range from $200 million to $210 million versus the approximately $200 million spent in 2002. The increase is largely due to a higher level of customer installations at BHS.

In October 2003, the Company sold its 23.3% interest in MPI Mines Ltd. for approximately $19 million in cash. Subsidiaries of the Company have entered into definitive agreements regarding the sale of its timber and West Virginia coal assets and, subject to the satisfaction of typical closing conditions, the Company expects the sales to be consummated in late 2003.

Business segment cash flows
The Company's cash flows before financing activities for each of the operating segments are presented below:


                                                                                               Nine Months
                                                                                            Ended September 30,
(In millions)                                                                               2003            2002
-------------------------------------------------------------------------------------------------------------------
Cash flows before financing activities:
   Brink's                                                                         $       77.3              54.3
   BHS                                                                                     34.1              33.6
   BAX Global                                                                             (16.7)             10.5
   Corporate, other operations and former coal operations:
      Proceeds from sale of natural gas business                                           81.2               -
      Notes receivable and royalties related to sale of former coal operations             26.0               -
      Contributions to VEBA                                                               (82.0)              -
      Contributions to U.S. pension plan                                                    -               (35.1)
      Other                                                                               (55.5)             (5.0)
   Discontinued operations:
      Natural gas and timber                                                                9.9               4.5
      Coal                                                                                  -               (74.1)
-------------------------------------------------------------------------------------------------------------------
Cash flows before financing activities                                             $       74.3             (11.3)
===================================================================================================================


Cash flows before financing activities at Brink's increased due to a year-over-year reduction in the amount of cash used for working capital needs and $9 million higher proceeds from the sale of operating assets, partially offset by $7 million in cash outflows primarily related to an acquisition in Belgium. Higher working capital needs in 2002 were primarily driven by larger accounts receivable balances in France.

The slight increase in BHS' cash flows before financing activities is primarily due to higher operating results partially offset by an increase in capital expenditures reflecting the growth in installations.

Cash flows before financing activities at BAX Global decreased $27.2 million reflecting lower operating results in 2003. An increase in the cash used to cover working capital needs included the net effects of increasing levels of non-U.S. receivables and accounts payable in 2003, primarily in the Asia Pacific region as a result of its higher sales volume. Lower expenditures for aircraft heavy maintenance were partially offset by higher capital expenditures at BAX Global.

The increase in cash out flows for other corporate, other operations and former coal operations for the nine months ended September 30, 2003 reflected cash spent in 2003 associated with retained liabilities of the former coal operations (these types of payments were included in discontinued operations in 2002).

Discontinued operations' cash flow before financing activities for the 2002 period reflected cash spent associated with retained liabilities and operating losses resulting from weak coal market conditions. Higher natural gas prices in 2003 improved the natural gas business' cash flows compared to 2002.

Financing activities
Net cash flows used by financing activities were $27.7 million for 2003 compared with net cash flows provided of $50.2 million in 2002. The Company's cash provided by financing activities typically comes from short-term borrowings or from net borrowings under the Company's revolving bank credit facility, discussed below. The Company also borrowed an additional $20 million in the second quarter of 2002 under longer-term issuances of senior notes.

The Company has an unsecured $350 million credit agreement with a syndicate of banks under which it may borrow on a revolving basis over a three-year term ending September 2005. Approximately $203.8 million was available for borrowing under this facility on September 30, 2003. At September 30, 2003, Net Debt (short-term debt plus the current and noncurrent portions of long-term debt, less cash) was $199.1 million compared to $257.0 million at December 31, 2002. Financings, Net of Cash (which equals Net Debt plus receivables sold in BAX Funding's asset securitization facility) were $260.1 million at September 30, 2003 and $329.0 million at December 31, 2002. The Company believes the presentation of Net Debt and Financings, Net of Cash, are useful measures of the Company's financial leverage.

In September 2003, at the Company's request, the Peninsula Ports Authority of Virginia issued a new series of bonds to replace the previous bonds related to Dominion Terminal Associates, a deep water coal terminal in which the Company no longer has an interest. The Company continues to guarantee payment of the $43.2 million of the new bonds and ultimately will have to pay for the retirement of the new bonds in accordance with the terms of the guarantee. The new bonds bear a fixed interest rate of 6.0% (versus a fixed interest rate of 7.375% for the previous bonds) and mature in 2033. The new bonds may mature prior to 2033 upon the occurrence of certain specified events such as the determination that the bonds are taxable or the failure of the Company to abide by the terms of its guarantee.

The Company has three unsecured multi-currency revolving bank credit facilities with a total of $110 million in available credit, of which approximately $31 million was available at September 30, 2003 for additional borrowing. Various foreign subsidiaries maintain other secured and unsecured lines of credit and overdraft facilities with a number of banks. Amounts outstanding under these agreements are included in short-term borrowings.

The U.S. bank credit agreement, the agreements under which the senior notes were issued and the multi-currency revolving bank credit facilities each contain various financial and other covenants. These financial covenants limit the Company's total indebtedness, provide for minimum coverage of interest costs, and require the Company to maintain a minimum level of net worth. A failure to comply with the terms of any one of these loan agreements could result in the acceleration of the repayment terms in that agreement as well as in the Company's other agreements. At September 30, 2003, the Company was in compliance with all financial covenants contained in the above-mentioned agreements and facilities.

The Company believes it has adequate sources of liquidity to meet its near-term requirements.

At September 30, 2003, the Company had the authority to purchase up to 1.0 million shares of the Company's common stock under a share repurchase program authorized by the Board of Directors with an aggregate purchase price of $19.1 million. No purchases were made in the first nine months of 2003.

During the first nine months of 2003 and 2002, the Company paid cash dividends of $3.7 million and $3.6 million, respectively, on the Company's common stock. Future dividends, if any, on the Company's common stock are dependent on the earnings, financial condition, cash flow and business requirements of the Company, as determined by the Board. On October 31, 2003, the Board declared a regular quarterly dividend of $0.025 per share on the Company's common stock.

The Company paid $0.5 million of dividends on its preferred stock in the first nine months of 2002. The preferred stock was redeemed for $10.8 million in cash in the third quarter of 2002.

Contingencies
The Company is defending various potentially significant civil suits. Although the Company is defending these cases vigorously and believes that its defenses have merit, it is possible that one or more of these suits ultimately may be decided in favor of the plaintiffs. If so, the Company expects that the ultimate amount of unaccrued losses could range from $0 to $40 million.

At September 30, 2003, the present value of the Company's obligations for coal equipment operating leases and advance minimum royalty obligations that are expected to be transferred to purchasers was approximately $8 million. The Company expects to transfer substantially all of these obligations to the purchaser of its West Virginia coal properties. To the extent that obligations are not transferred to purchasers, the Company may need to record additional expense.

The Company will continue to record adjustments to coal-related contingent assets and liabilities within discontinued operations.

At September 30, 2003, the liability recorded for the Company's UMWA Combined Benefit Fund obligations under the Coal Industry Retiree Health Benefit Act of 1992 was $168.4 million, reflecting the recorded liability at December 31, 2002 less payments made since the end of 2002. This liability will be adjusted as new historical data is received and assumptions used to estimate the liability change. The Company normally revises its estimated liability in the fourth quarter each year when it receives the annual actuarial evaluation.

The Company participates in the United Mine Workers of America ("UMWA") 1950 and 1974 pension plans at defined contribution rates, but expects to ultimately withdraw from these plans. At September 30, 2003, the Company's estimated withdrawal liabilities were $38.0 million. The Company's estimate of the obligation is based on several factors, including funding status and benefit levels of the plans and the date the Company is determined to have completely withdrawn from the plans. Since these factors may change over time, the ultimate withdrawal obligation, if any, could change materially.

The Company has also recorded estimated liabilities for other contingent liabilities, including those for expected settlement of coal-related workers' compensation claims and certain reclamation obligations. Annual actuarial and engineering valuations of these liabilities are typically completed in the fourth quarter each year.

In 1999, the U.S. District Court of the Eastern District of Virginia entered a final judgment in favor of certain of the Company's subsidiaries, ruling that the Federal Black Lung Excise Tax ("FBLET") is unconstitutional as applied to export coal sales. Through September 30, 2003, the Company has received refunds including interest of $27.2 million, including $2.8 million received in 2003. The Company continues to pursue the refund of other FBLET payments. Due to uncertainty as to the ultimate receipt of additional amounts, if any, which could amount to as much as $18 million (before income taxes), as well as the timing of any additional FBLET refunds, the Company has not currently recorded receivables for such additional FBLET refunds.

Annual goodwill impairment review
Under the guidance of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," the Company assesses its goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company's annual impairment review occurs during the fourth quarter of each year. The Company estimates the fair value of Brink's and BAX Global, the two reporting units that have goodwill, primarily using estimates of future cash flows. The fair value of the reporting unit is compared to its carrying value to determine if any impairment exists. Any impairment loss recognized by the Company would be recorded as an operating expense.

Annual revaluation of benefit plan obligations
With the assistance of actuaries, the Company revalues its estimates of various assets and liabilities related to its benefit plans, including pensions, postretirement, and black lung obligations annually. The Company typically revalues its obligations in the fourth quarter of each year.

Recent accounting announcements
In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 provided guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprises should consolidate variable interest entities. Variable interest entities created after January 31, 2003 are assessed for consolidation using the new interpretation. Under FIN 46 and subsequent statements which temporarily delayed implementation of FIN 46, variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003 will be assessed for consolidation in the fourth quarter 2003. The Company is analyzing the impact of this interpretation, and based on progress made to date, the interpretation is not expected to have a material effect on the Company's consolidated financial statements.

Market risks and hedging and derivative activities
The Company has activities in more than 100 countries and a number of different industries. These operations expose the Company to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. In addition, the Company consumes and sells certain commodities in its businesses, exposing it to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by the Company as an integral part of its overall risk management program. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency rate fluctuations in any one country may have on the Company's consolidated results. The Company's risk management program considers this favorable diversification effect as it measures the Company's exposure to financial markets and as appropriate, seeks to reduce the potentially adverse effects that the volatility of certain markets may have on its operating results. The Company sold its natural gas business in the third quarter of 2003 and as a result no longer enters into derivatives for natural gas revenues. Other than this, the Company has not had any material change in its market risk exposures since December 31, 2002.

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

There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Forward-looking information
Certain of the matters discussed herein, including statements regarding the expectation of significant ongoing expenses and cash outflows related to former coal operations, the sales of the Company's timber business and the coal properties in West Virginia, the timing and amount of costs associated with the closing of Brink's corporate headquarters in Connecticut, the benefits to Brink's European operating results during the remainder of 2003 of management changes and work force reductions, economic and operating conditions in South America and their impact on Brink's operating results, the impact of the National "Do Not Call" list on BHS, seasonal fluctuations in BHS' disconnect rate, the duration of the shift from expedited to deferred delivery, the continuing effects of the weak European economy on BAX Global's financial condition, the anticipated decline of administrative, legal and other expenses, net, associated with the former coal operations, the inclusion in corporate expenses in the fourth quarter of 2003 and in 2004 of costs resulting from the implementation of Section 404 of the Sarbanes Oxley Act of 2002, the possibility that the Venezuelan economy might be considered highly inflationary again, changes in the Company's effective tax rate, expenditures in 2003 for aircraft heavy maintenance, anticipated capital expenditures in 2003, the expected maturity date of the 2003 bond issuance, the adequacy of sources of liquidity to meet the Company's near-term requirements, potential losses arising out of civil suits, the assumption by purchasers of the timber operations and the West Virginia coal assets of various obligations associated with those assets, potential increases in expense if obligations are not transferred as expected to purchasers of residual coal assets, the timing of and liability for withdrawal from pension plans associated with the exit from the coal business, expected adjustments to estimates of other contingent liabilities, the amount and timing of additional FBLET refunds, if any, and the impact of FIN 46 on the Company's consolidated financial statements involve forward-looking information which is subject to known and unknown risks, uncertainties and contingencies which could cause actual results, performance or achievements to differ materially from those which are anticipated.

Such risks, uncertainties and contingencies, many of which are beyond the control of the Company, include, but are not limited to, the timing of the pass-through of costs relating to the disposal of coal assets by third parties and governmental authorities, actual retirement experience of coal employees, black lung claims incidence, the number of dependents of coal employees for whom benefits are provided, coal industry employee turnover rates, actual medical and legal costs relating to benefits, changes in inflation rates (including the continued volatility of medical inflation), fluctuations in interest rates, the satisfaction of conditions to closing in the agreements for the purchase of the timber business and the coal properties in West Virginia, including the willingness of third parties to provide necessary consents and the ability to obtain necessary insurance and bonding, ongoing contractual obligations relating to the Connecticut office, costs associated with transitioning the Connecticut workforce to Texas and Virginia, the ability of Brink's management to effectively address economic and other pressures in Europe, the costs associated with Brink's European work force reductions, government reforms and initiatives in South America, strategic decisions by Brink's competitors with respect to their South American operations, the number of people who participate in the "Do Not Call" program, the success of various legal challenges to the "Do Not Call" program and the legislative response to these challenges, BHS' ability to market through channels other than outbound telemarketing, the number of BHS customers who move during the fourth quarter, the ability of BAX Global's customers to satisfy their obligations through the use of deferred delivery, changes in European economies, the size and timing of rate and cost increases, if any, at BAX Global, the timing of sales of the residual coal assets, the ability of purchasers of those assets to assume various liabilities, acceptance of replacement bonds by governmental authorities, costs associated with reducing the administrative functions supporting the former coal operations, the willingness of lessors to consent to lease assignments, the amount of work performed in the fourth quarter of 2003 and in 2004 in connection in Section 404 of the Sarbanes Oxley Act, social, political or economic changes in Venezuela, changes in the expected geographical mix of earnings, significant increases in the utilization of leased aircraft, changes in the use of the coal terminal, the unanticipated need for significant liquidity, the ability and willingness of the Company's lenders to provide liquidity, discovery of new facts relating to the civil suits, the addition of claims or changes in damages sought by the adverse parties, decisions by the courts, whether interim or final, during the course of the suits, positions taken by various governmental entities with respect to the claims for FBLET refunds, determinations made by the Company or its advisors during the ongoing analysis of the impact of FIN 46, the sizing and timing of the Company's hedging relationships, overall economic and business conditions, foreign currency exchange rates, the impact of continuing initiatives to control costs and increase profitability, pricing and other competitive industry factors, fuel prices, new government regulations, legislative initiatives, including initiatives with respect to medicare coverage of prescription drugs, judicial decisions, variations in costs or expenses and the ability of counterparties to perform.

                           Part II - Other Information
                           ---------------------------


Item 2.           Changes in Securities and Use of Proceeds
------

(a) On September 1, 2003, the Company and Equiserve Trust Company, N.A., as rights agent, executed an Amended and Restated Rights Agreement (the "Amended Rights Agreement"), which removed the provisions that the amendment and redemption of the rights upon and after the date that there is a beneficial owner of more than 15% of the common stock, par value $1.00 per share, of the Company requires the concurrence of a majority of the disinterested directors then in office. The foregoing description of the Amended Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the Amended Rights Agreement which has been filed with the Securities and Exchange Commission as an exhibit to the Company's Form 8-A/A dated October 9, 2003.

Item 6.           Exhibits and Reports on Form 8-K
------            --------------------------------
(a)               Exhibits:

                  Exhibit
                  Number
                  -------

                  10.1 Amendment No. 4, dated as of September 22, 2003, to the Amended and Restated Trust Agreement, dated December 1, 1997, between the Registrant and J.P. Morgan Chase & Co. (formerly Chase Manhattan Bank) in connection with the Registrant's Pension Equalization Plan.

                  10.2     (i)      $43,160,000 Bond Purchase Agreement,
                                    dated September 17, 2003, among the
                                    Peninsula Ports Authority of Virginia,
                                    Dominion Terminal Associates, Pittston Coal
                                    Terminal Corporation and the Registrant.

                           (ii) Loan Agreement between the Peninsula Ports Authority of Virginia and Dominion Terminal Associates, dated September 1, 2003.

                           (iii) Indenture and Trust between the Peninsula Ports Authority of Virginia and Wachovia Bank, National Association ("Wachovia"), as trustee, dated September 1, 2003.

                           (iv) Parent Company Guaranty Agreement, dated September 1, 2003, made by the Registrant for the benefit of Wachovia.

                           (v) Continuing Disclosure Undertaking between the Registrant and Wachovia, dated September 24, 2003.

                           (vi) Coal Terminal Revenue Refunding Bond (Dominion Terminal Associates Project - Brink's Issue) Series 2003.

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

(b)               Reports on Form 8-K:

                  (i) Report on Form 8-K filed on July 21, 2003, announcing the execution of definitive agreements for the sale of the natural gas and timber business of various of the Registrant's indirect subsidiaries; and

                  (ii) Report on Form 8-K furnished on July 31, 2003, providing the Registrant's earnings press release for the second quarter of 2003 pursuant to Item 12 of Form 8-K.

                                    SIGNATURE
                                    ---------



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 THE BRINK'S COMPANY



November 14, 2003                                By: /s/ Robert T. Ritter
                                                 ------------------------
                                                     Robert T. Ritter
                                                     (Vice President -
                                                     Chief Financial Officer)