Form 10-K
period 2003-12-31
BRINKS CO
filed 2004-03-15
CIK 78890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
     (Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 2003

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________

                          Commission file number 1-9148

                               THE BRINK'S COMPANY
             (Exact name of registrant as specified in its charter)

            Virginia                                            54-1317776
 (State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)

             P.O. Box 18100,
           1801 Bayberry Court
           Richmond, Virginia                                  23226-8100
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code            (804) 289-9600

Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of exchange on
           Title of each class                               which registered
           -------------------                               ----------------
The Brink's Company Common Stock, Par Value $1           New York Stock Exchange
Rights to Purchase Series A Participating                New York Stock Exchange
Cumulative Preferred Stock

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
                                                       Yes  [X]       No  [ ]

         As of March 5, 2004, there were issued and outstanding 54,251,610 shares of common stock. The aggregate market value of shares of common stock held by nonaffiliates, as of June 30, 2003, was $764,203,741.

         Documents incorporated by reference: Part I, Part II and Part IV incorporate information by reference from the Annual Report of the Company for the year ended December 31, 2003. Part III incorporates information by reference from portions of the Registrant's definitive 2004 Proxy Statement to be filed pursuant to Regulation 14A.

PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES
--------------------------------------------------------------------------------


The Brink's Company

The Brink's Company, a Virginia corporation incorporated in 1930, has three primary operating segments within its "Business and Security Services" businesses: Brink's, Incorporated ("Brink's"); Brink's Home Security, Inc. ("BHS"); and BAX Global Inc. ("BAX Global").

In May 2003, the shareholders approved a proposal to change the Company's name to "The Brink's Company." The Company's shares now trade on the New York Stock Exchange under the symbol "BCO." The Company's shares previously traded on the New York Stock Exchange under the symbol "PZB."

Financial information related to the Company's operating segments is included in
Note 2 to the consolidated financial statements in the Company's 2003 Annual Report, which note is herein incorporated by reference.

The Company has approximately 48,600 employees in its Business and Security Services operations, including approximately 36,000 at Brink's, 2,600 at BHS and 9,900 at BAX Global.

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

Available Information and Corporate Governance Documents

The Brink's Company's internet address is www.brinkscompany.com. The Company makes available, free of charge, through its website, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such information with or furnishes it to the Securities and Exchange Commission. In addition, the Corporate Governance Policies, Business Code of Ethics and the charters of the Audit and Ethics, Compensation and Benefits and Corporate Governance and Nominating Committees are available on the Company's web site and are available in print, without charge, to any shareholder upon request by contacting the Corporate Secretary at 1801 Bayberry Court, P. O. Box 18100, Richmond, Virginia 23226-8100.

BUSINESS AND SECURITY SERVICES

Brink's, Incorporated ("Brink's")

General
The major services offered by Brink's include armored car transportation, automated teller machine ("ATM") servicing, currency and deposit processing (including "Cash Logistics" services), coin sorting and wrapping, arranging the secure air transportation of valuables ("Global Services") and the deploying and servicing of safes and safe control devices, including its patented CompuSafe(R) service.

Brink's has operations throughout the world with 42% of its 2003 revenues from its operations in North America. Brink's in North America serves customers through 155 branches in the U.S. and 44 branches in Canada.

Brink's operations outside North America are located in 48 countries, with concentrations in Europe (39% of Brink's 2003 revenues) and South America (15% of Brink's 2003 revenues.) In addition, Brink's has growing operations in the Asia-Pacific region of the world that accounted for 4% of its 2003 revenues. Brink's largest operations outside North America, in terms of 2003 revenues, were located in France, Venezuela, the Netherlands, Brazil, Germany, the United Kingdom and Colombia. These operations accounted for 80% of 2003 revenues outside of North America.

Brink's ownership interest in subsidiaries and affiliated companies ranges from 20% to 100%. In some instances local laws limit the extent of Brink's ownership interest.

Brink's customers include banks; industrial, retail and other commercial businesses; investment banking and brokerage firms; and government agencies, such as a country's central bank. Brink's provides individualized services under separate contracts designed to meet the distinct transportation, security and logistics requirements of its customers. These contracts are usually for an initial term of, at least, one year but continue in effect thereafter until canceled by either party.

Brink's armored car transportation services generally include secure transportation of:

o  Cash between businesses and banks.

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

The trend by banks, retail businesses and others to outsource vaulting and cash room operations continued in 2003. Brink's provides coin and currency processing ("Cash Logistics") services primarily to banks and retail customers. Cash Logistics is a fully integrated solution that proactively manages the entire cycle of cash from point-of-sale through deposit at the bank. The process includes transportation, cashier balancing and reporting, deposit processing and consolidation, and electronic information exchange. Retail customers use Brink's Cash Logistics services to count and reconcile coins and currency in Brink's secure environment, to prepare bank deposit information and to replenish retail locations' coins and currency in proper denominations.

Through its proprietary cash processing and information systems, Brink's offers customers the ability to integrate a full range of vault, ATM, transportation, storage, processing, inventory management and reporting services. Brink's believes that its cash processing and information systems differentiate its Cash Logistics services from its competitors.

For transporting money and other valuables over long distances, Brink's Global Services offers a combined armored car and secure air transportation service between many cities around the world. Brink's uses regularly scheduled or chartered aircraft in connection with its air courier services. Included in Global Services is a specialized diamond and jewelry secure transportation operation, with offices in the major diamond and jewelry centers of the world.

Brink's CompuSafe(R) services provide retail customers with a proprietary integrated system for safeguarding and managing cash. Brink's markets its CompuSafe(R) services to a variety of cash-intensive retail customers, such as convenience stores, gas stations and restaurants. The service includes installing a specialized safe in the retail establishment that holds safeguarded canisters. The customer's employees deposit currency into the canister. The canister can only be removed by Brink's armored car personnel.

Competition
Brink's is the oldest and largest armored car service company in the U.S. as well as a market leader in many of the countries in which it operates. Worldwide, Brink's competes with a number of large multinational companies and with many smaller companies.

Primary factors in attracting and retaining customers are security, the quality of services provided and the price for services. Brink's believes its competitive advantages include:

o  Recognizable name

o  Reputation for a high level of service and security

o  Proprietary cash processing and information systems

o  High-quality insurance coverage

o Ability to serve multiple markets for the same customer in many of the countries in which Brink's has operations

Brink's believes its cost structure is generally competitive, although Brink's believes certain competitors may have lower costs as a result of lower wage and benefit levels for employees or as a result of different security and service standards.

Brink's growth in revenues from financial institutions and retail businesses is partially dependent on the growth in the economy. Recent slow economic growth has resulted in an increasing focus on the cost of all services including armored car services by customers and potential customers. Because Brink's management believes that the high level of service and security provided differentiates Brink's from its competitors, Brink's resists competing on price alone.

The availability of quality and reliable insurance coverage is an important factor in the ability of Brink's to obtain and retain customers and to manage the risks of its business. Brink's purchases insurance coverage for losses in excess of what it considers prudent deductibles and/or retentions. For losses below deductible or retention levels, Brink's is self-insured. Brink's insurance policies cover losses from most causes, with the exception of war, nuclear risk and certain other exclusions typical for such policies. Brink's generally does not offer its customers protection from losses arising from excluded clauses.

Insurance is provided by different groups of underwriters at negotiated rates and terms. Insurance is available to Brink's in major markets although the premiums charged are subject to fluctuations depending on market conditions. The loss experience of Brink's and, to a limited extent, other armored carriers affects premium rates charged to Brink's.

Service Mark, Patents and Copyrights
BRINKS is a registered service mark in the U.S. and certain foreign countries. The BRINKS mark, name and related marks are of material significance to Brink's business. Brink's owns patents with respect to certain coin sorting and counting machines, which expire in 2007 and 2008, respectively. Brink's has patents associated with its integrated CompuSafe(R) service, that expire in 2015 through 2018. The patents for the CompuSafe(R) device and sorting and counting machines provide important advantages to Brink's. However, Brink's operations are not dependent on the existence of the aforementioned patents.

The Company has entered into certain agreements to license the Brink's and the Brink's Home Security name. Examples include licenses to distributors of security products (padlocks, home safes, door and window hardware, etc.) offered for sale to consumers through major retail chains.

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

Employee Relations
At December 31, 2003, Brink's and its subsidiaries had approximately 36,000 employees, including 10,600 employees in North America, (of whom 1,800 were classified as part-time employees) and 25,400 employees outside North America. At December 31, 2003, Brink's was a party to 13 collective bargaining agreements in North America with various local unions covering approximately 1,300 employees, almost all of whom are employees in Canada and members of unions affiliated with the International Brotherhood of Teamsters. Two agreements will expire in 2004 and both are expected to be renegotiated. The remaining agreements will expire after 2004. Outside of North America, the branch workforce are members of labor or employee organizations in the majority of the countries of operation. Brink's believes that its employee relations are satisfactory.

Properties
Brink's has property and equipment in locations throughout the world. Branch facilities generally have office space, a vault to securely store valuables, and a garage to house armored vehicles and to serve as vehicle terminals. Many times, branches have additional space to repair and maintain vehicles.

Brink's owns or leases armored vehicles, panel trucks and other vehicles that are primarily service vehicles. Brink's armored vehicles are of bullet-resistant construction and are specially designed and equipped to afford security for crew and cargo.

The following table discloses leased and owned facilities and vehicles for Brink's most significant operations as of December 31, 2003.



                              Branch Facilities                                      Vehicles
-----------------------------------------------------------------------------------------------------------
Country             Leased          Owned        Total                   Leased        Owned          Total
-----------------------------------------------------------------------------------------------------------
U.S                   133            22            155                   1,668           580         2,248
Canada                 35             9             44                     313           139           452
Europe                162            20            182                   1,324         1,096         2,420
South America         112            24            136                     125         2,213         2,338
Asia Pacific           63            20             83                       5           127           132
-----------------------------------------------------------------------------------------------------------
Total                 505            95            600                   3,435         4,155         7,590
===========================================================================================================

Of the leased branches in North America, 120 facilities are held under long-term leases. The remaining 48 branches are held under short-term leases or month-to-month tenancies.

Approximately 4,300 Brink's-owned CompuSafe(R) devices are located on customers' premises in North America.


Brink's Home Security ("BHS")

General
BHS believes that it is the second largest provider of monitored security services to single family residences and commercial properties in North America. BHS is primarily engaged in the business of marketing, selling, installing, monitoring and servicing electronic security systems in owner-occupied, single-family residences. At December 31, 2003, BHS had more than 833,000 systems under monitoring contracts, including approximately 122,000 new subscribers added during the year. BHS provides services to subscribers located in most metropolitan areas in 44 states, the District of Columbia and several markets in two western provinces in Canada.

BHS' typical security system installation consists of sensors and other devices which are installed at a customer's home or commercial location. The equipment can be configured to signal intrusion, fire, medical and other alerts. When an alarm is triggered, a signal is sent by telephone line to BHS' central monitoring station in Irving, Texas. The monitoring station holds an Underwriters' Laboratories, Inc. ("UL") listing. UL specifications for service centers include building integrity, back-up computer and power systems, staffing and standard operating procedures. In the event of an emergency, such as fire, tornado, major interruption in telephone or computer service, or any other event affecting the Irving facility, monitoring operations can be transferred to a backup facility located in Carrollton, Texas.

BHS markets its alarm systems primarily through television and direct mail advertising, yellow page and internet advertising, alliances with other service companies, inbound telemarketing and field sales employees. BHS employees install and service most of the systems; however, dealers and subcontractors are utilized on occasion in some service areas. BHS does not manufacture the equipment used in its security systems. Equipment is purchased from a limited number of suppliers and no interruptions in supply are expected. Equipment inventories are maintained at each branch office.

BHS has an authorized dealer program to expand its geographic coverage and leverage its national advertising. The dealer program accounted for 12% of new installations during 2003 and, as of December 31, 2003, 4% of BHS' total subscriber base. Approximately 81 dealers were authorized to participate in the program as of December 31, 2003. BHS requires that its dealers install the same type of equipment as is installed by its own branches, and adhere to the same installation quality standards.

In addition to initiating subscriber relationships through its branch and dealer networks, BHS obtains new residential subscribers through its Brink's Home Technologies ("BHT") division. BHT markets residential security systems, as well as a variety of low-voltage security, home networking, communications and entertainment options, directly to major home builders. New system activations from BHT accounted for 9% of new subscribers added during 2003.

BHS also provides monitored security to residents of apartment and condominium complexes; however, these customers currently represent less than 2% of subscribers.

Although its core business is focused on the monitoring of residential security systems, BHS installs and monitors commercial security systems. Commercial customers represented approximately 4% of subscribers at year end.

Government Regulation
BHS and its employees are subject to various federal, state and local consumer protection, licensing and other laws and regulations. Most states in which BHS operates have licensing laws directed specifically toward the alarm industry. BHS' business relies upon the use of wireline telephone service to communicate signals. Wireline telephone companies are currently regulated by both the Federal and state governments. BHS' wholly owned Canadian subsidiary is subject to the laws of Canada, British Columbia and Alberta.

The alarm service industry experiences a high incidence of false alarms. BHS believes its false alarm rate compares favorably to other companies' rates. The high incidence of false alarms in the industry has caused some local governments to impose assessments, fines and penalties on either subscribers or the alarm companies. A few municipalities have adopted ordinances under which both permit and alarm dispatch fees are charged directly to the alarm companies. BHS' alarm service contracts generally allow BHS to pass these charges on to customers.

Police departments in two major western U.S. cities are not required to respond to calls from alarm companies unless an emergency has been visually verified. If more police departments in the future refuse to respond to calls from alarm companies without visual verification, this could have an adverse effect on future results of operations for BHS.

On October 1, 2003, the Federal Communications Commission/ Federal Trade Commission "Do Not Call" list went into effect. Federal law prohibits telephone solicitations to phone numbers on the Do Not Call list. BHS has implemented policies, procedures and training to help ensure compliance with this law. This law constrains BHS' ability to contact prospects referred to it by customers or other businesses with whom BHS has marketing alliance agreements. However, as there are other ways to initiate a sale, the overall impact that the "Do Not Call" list will have on BHS' ability to attract new subscribers, or the costs to attract new subscribers, cannot be determined at present.

Competition
BHS competes in most major metropolitan markets in the U.S. and several markets in western Canada through BHS owned branch operations or its authorized dealer program. The monitored security alarm market has a large number of competitors, including thousands of local and regional companies. BHS believes it is now the second largest provider of monitored security services to single-family residences and commercial properties in North America.

Competition is based on a variety of factors including, but not limited to, company reputation and service quality, product quality and price. There is substantial competitive pressure on installation fees. Several significant competitors offer installation prices which match or are less than BHS' prices; however, many of the small local competitors in BHS' markets continue to charge significantly more for installation. Competitive pressure on monitoring rates, while less intense than on installation fees, is still substantial. BHS believes that the monitoring rates it offers are generally comparable to the rates offered by other major security companies.

BHS believes its customer retention rate is the highest among the major home security service companies. BHS believes this favorable retention rate is due to its focus on selecting new customers with strong credit backgrounds and the high quality of customer service it provides.

Employees
BHS has approximately 2,600 employees, none of whom is covered by a collective bargaining agreement. BHS believes that its employee relations are satisfactory.

Properties
BHS has approximately 60 leased offices and warehouse facilities located throughout the U.S. and two leased offices in Canada. The lease for the central monitoring station in Irving, Texas expires in 2005, but includes several renewal options. This facility also serves as BHS' headquarters and houses most administrative, technical and marketing services personnel. Additional administrative personnel are located in a portion of an adjacent building in office space that is leased for a term ending in 2009. The lease for the backup monitoring center in Carrollton, Texas, expires in 2005. BHS leases approximately 1,200 vehicles which are used in the process of installing and servicing its security systems.

BHS retains ownership of most of the more than 833,000 systems currently being monitored. When a customer cancels monitoring services, BHS typically disables the system. In a limited number of cases, BHS removes the equipment. When a residential customer cancels monitoring services because of an impending household move, the retention of the BHS system in the residence facilitates the marketing of monitoring services to the subsequent homeowner.

BAX Global

General
BAX Global provides heavy freight transportation and supply chain management services on a global basis. BAX Global specializes in the heavy freight market for business to business shipping.

BAX Global's transportation services are provided within North America using a dedicated fleet of 18 planes with a national sorting hub in Toledo, Ohio. BAX Global's North American operation also has a ground network that provides transportation on a regional basis.

Outside North America, BAX Global provides transportation services using available space on commercial carriers and, on occasion, using chartered aircraft. BAX Global's primary markets outside North America are shipping Intra-Asia, from Asia to North America and Europe, Intra-Europe and between North America and Europe.

BAX Global continues to expand its ocean shipping business primarily by marketing its ocean products to its current air freight and supply chain management customer base.

Air Transport International, LLC ("ATI"), a wholly owned subsidiary of BAX Global, provides transportation services in North America to BAX Global and also provides worldwide charter transportation services to other customers.

BAX Global provides certain transportation customers with supply chain management services and operates more than 40 logistics warehouse and distribution facilities in key world markets. BAX Global specializes in developing supply chain management programs for companies entering new global markets or consolidating regional activity.

BAX Global's Products

Expedited Freight Services                    Region offered
--------------------------                    --------------
o  Overnight delivery                            Worldwide

o  Second-day delivery                           Worldwide

o  Wholesale freight forwarding                  Americas

o  Air export delivery                           Worldwide

Nonexpedited Freight Services                 Region offered
-----------------------------                 --------------
o  BAXSaver Suite of deferred
   delivery products (various deferred
   delivery terms)                               Americas

o  Ocean delivery                                Worldwide

o  Customs brokerage services                    Worldwide

o  Supply chain management services              Worldwide

o  Aircraft charter services                     Worldwide

Transportation
BAX Global offers its North American (U.S., Canada and Mexico) transportation customers a variety of products and pricing options, such as guaranteed and standard overnight and second-day delivery as well as deferred delivery (delivery generally within one to three business days).

A variety of value-added ancillary services, such as shipment tracking, inventory control and management reports are also offered. BAX Global began offering a time-definite, guaranteed product to freight forwarders, freight brokers and international airlines in 2003. BAX Global primarily markets to small to mid-sized forwarders and provides a higher service level compared to common carriage. In 2004, BAX expects to continue to expand its sales and marketing efforts to this market.

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

BAX Global has the ability to provide freight service to all North American business communities as well as to virtually all countries throughout its network of 500 company-operated stations and agent locations in 124 countries. BAX Global's network is composed primarily of controlled subsidiaries and, to a lesser extent, agents and sales representatives in certain non-U.S. locations, typically under short-term contracts.

BAX Global's freight business is tied to the cycles of international trade, with higher volumes of shipments from August through December than during the other months of the year. The lowest volume of shipments generally occurs in January and February.

Including U.S. export and import revenue, BAX Global's international shipments and logistics services accounted for approximately 77% of its revenues in 2003. Intra-U.S. shipments accounted for approximately 23% of total revenues in 2003.

BAX Global's network has a worldwide communications and information system which provides global tracking and tracing of shipments and logistics data for management information reports, enabling customers to improve efficiency and control costs. BAX Global's customers are increasingly turning to its online services offering information management available via its web site, www.baxglobal.com.

Supply Chain Management
BAX Global's supply chain management business specializes in developing solutions that include the design, implementation and management of inventory, distribution and information processes to improve a customer's efficiency and productivity.

BAX Global operates value-added logistics warehouse and distribution facilities in key world markets. Companies in the healthcare, retail, automotive, aerospace and high technology industries have been targeted as businesses with significant supply chain management needs.

Worldwide revenues from the supply chain management business represented 10% of BAX Global's total revenues in 2003.

North American Aircraft Operations
BAX Global has a fleet of leased and contracted aircraft providing regularly scheduled next-day service throughout North America. BAX Global's wholly owned subsidiary, ATI, is a U.S.-based freight and passenger airline that operates a certificated fleet of DC-8 aircraft. BAX Global also operates Boeing 727s under contracts that provide the aircraft, crew, maintenance and insurance ("ACMI"). In addition to the aircraft assigned to BAX Global's North American transportation network, ATI also provides domestic and international service for the U.S. Government Air Mobility Command and other charter customers.


The following is a summary of BAX Global's fleet as of December 31, 2003.

                            BAX Global's
                          Transportation      Charter
                             Network         Customers    Grounded    Total
-----------------------------------------------------------------------------
   DC-8:
     Cargo:
       Leased                  10                2            -         12
       Owned                    -                -            3          3
     Combi-Configured (a):
       Leased                   -                3            -          3
       Owned                    -                2            1          3
   727-Cargo-ACMI              11                -            -         11
-----------------------------------------------------------------------------
   Total Planes                21                7            4         32
=============================================================================
(a) Aircraft configured to accommodate both passengers and cargo.


Of the 21 planes in BAX Global's transportation network, 18 are assigned to regularly scheduled routes. Generally, three planes are held for use as backups or are in maintenance.

BAX Global's nightly scheduled lift capacity for planes in operation at December 31, 2003 was approximately 1.0 million pounds, based on an average freight density of 7.5 pounds per cubic foot. BAX Global's nightly lift capacity varies depending upon the number and type of planes operated by BAX Global at any particular time. Including trucking capacity available to BAX Global, the aggregate daily cargo capacity at December 31, 2003, was approximately 1.9 million pounds.

For aircraft held under long-term lease, BAX Global is generally responsible for all the normal costs of operating and maintaining the aircraft. In addition, BAX Global is generally responsible for all or a portion of any special maintenance or modifications which may be required by Federal Aviation Administration ("FAA") regulations or orders (see "Government Regulation" below). BAX Global's ultimate liability for mandated special maintenance or modifications is generally subject to dollar limits, specific exclusions and sharing arrangements with the lessors. Over the last three years, BAX Global spent a total of approximately $70 million on routine heavy maintenance of its aircraft fleet. BAX Global is generally responsible for fuel costs and other incidental costs such as landing fees for aircraft operated under ACMI contracts.

See notes 15 and 23 to the consolidated financial statements in the Company's 2003 Annual Report for information regarding future minimum lease payments and other purchase commitments related to the Company's aircraft. BAX Global's 15 leased aircraft have various expiration dates extending through 2005, and its 11 planes under ACMI contracts have various expiration dates through 2004. Based on the current state of the aircraft leasing market, BAX Global believes that it should be able to renew these leases or enter into new leases on terms reasonably comparable to those currently in effect.

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

Fuel costs are a significant element of the total costs of operating BAX Global's aircraft fleet. Fuel prices are subject to worldwide and local market conditions. In order to protect against price increases in jet fuel, from time to time BAX Global enters into hedging agreements, including swap contracts, options and collars. BAX Global charges a fuel surcharge in the U.S. to its customers when fuel costs are higher than the normal historical range.

Customers
BAX Global's customers include thousands of large and small industrial and commercial businesses. Worldwide, BAX Global's top 10 customers accounted for less than 13% of total BAX Global revenue in 2003. The Company targets customers in the automotive, aerospace, healthcare, high technology, retail and other industries where rapid delivery of high-value products is required.

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

BAX Global believes its hub-and-spoke network of aircraft and trucks that serves the North American market allows it to move freight more reliably than if it solely used third-party services. The hub, which is located in Toledo, Ohio, consists of various facilities, including a technologically advanced material handling system, which is capable of sorting approximately one million pounds of freight per hour. BAX Global's hub-and-spoke system feeds much of its North American import and export business and BAX Global believes it provides a competitive advantage by offering superior, reliable service to its customers, shipping to, from or within North America.

As an international freight forwarder, BAX Global competes with government-owned or subsidized passenger airlines and postal services. In ocean shipping, BAX Global negotiates global contracts as a freight forwarder and a Non Vessel Operating ("NVO") Common Carrier, which allows it to compete against other freight forwarding/NVO companies.

In supply chain management services, BAX Global competes with many third-party logistics providers.

Employee Relations
BAX Global and its subsidiaries have approximately 9,900 employees worldwide, of whom about 1,200 are classified as part-time.

As of December 31, 2003, approximately 200 flight crewmembers (captains, first officers and flight engineers), were represented for purposes of collective bargaining by the International Brotherhood of Teamsters. This contract expires in 2004 and is expected to be renegotiated. Another 114 employees in the U.S. (principally customer service, clerical and/or dock workers) were represented by labor unions that in most cases are also affiliated with the International Brotherhood of Teamsters. BAX Global did not experience any significant strike or work stoppage in 2003 and believes that its employee relations are satisfactory.

Government Regulation
The air transportation industry, including BAX Global, is subject to regulation by the FAA under the Federal Aviation Act of 1958, as amended, and the Transportation Security Administration ("TSA") under the Aviation and Transportation Security Act of 2001. The FAA is an agency of the Department of Transportation ("DOT") and TSA is an agency of the Department of Homeland Security.

BAX Global is subject to various other requirements and regulations in connection with its operations, including certain safety and security regulations of the DOT and other federal and state agencies. BAX Global's international operations are regulated by varying degrees by the countries in which they operate.

Properties
BAX Global has approximately 260 company-operated stations (100 domestic and 160 international) and has agency agreements with approximately 240 stations (50 domestic and 190 international). BAX Global's stations are usually located at or near airports or other transportation corridors. BAX Global operates domestic stations, which generally include office space and warehousing facilities located in 39 states, the District of Columbia and Puerto Rico. BAX Global operates international facilities in 35 countries. Nearly all company-operated stations are leased.

BAX Global operates its main freight-sorting operation and related facilities (the "Hub") at Toledo Express Airport in Ohio. The lease of the Hub with the Toledo-Lucas County Port Authority expires in 2013. The lease provides BAX Global with rights of renewal for three five-year periods. Other facilities in the U.S. are held under leases having terms of one to ten years.

BAX Global provides certain transportation customers with supply chain management services and operates more than 40 leased logistics warehouse and distribution facilities in key world markets.

BAX Global has under lease through 2012 a 116,000 square foot corporate office facility located in Irvine, California.

See "Aircraft Operations" above for information about contracted, leased and owned aircraft.


FORMER OPERATIONS

During 2003, the Company sold, or agreed to sell, its remaining natural resource business.

The Company sold its natural gas and timber operations in 2003, and sold its gold operations in 2004. The Company has retained certain coal-related liabilities and related expenses. Retained liabilities are significant and include obligations related to postretirement benefits for Company-sponsored medical plans, black lung benefits, reclamation and other costs related to closed mines, Health Benefit Act obligations, workers' compensation claims and costs of withdrawal from multi-employer pension plans. The Company expects to have significant ongoing expenses and cash outflow relating to its former coal operations, including ongoing costs related to the administration of the retained liabilities. See notes 4, 5, 6 and 23 to the consolidated financial statements, which notes are herein incorporated by reference.

At December 31, 2003, the Company had approximately 100 employees related to its former natural resource operations. These employees perform various duties including reclaiming and maintaining residual assets and managing other retained liabilities related to the former coal operations.

Environmental Matters
The Company is responsible for the reclamation of former coal mining operations that have not otherwise been assumed by purchasers of the coal operations. The Surface Mining Control and Reclamation Act of 1977 and the regulations promulgated thereunder ("SMCRA") by the Federal Office of Surface Mining Reclamation and Enforcement ("OSM") establish reclamation standards for all aspects of surface mining as well as many aspects of deep mining. OSM and its state counterparts monitor compliance with SMCRA. At December 31, 2003, the Company's estimated liability for reclamation was $7.9 million.

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

The Company has agreed to pay a portion of the remediation costs arising from hydrocarbon contamination at a formerly owned petroleum terminal facility ("Tankport") in Jersey City, New Jersey, which was sold in 1983. The Company is in the process of completing remediation of the site under an approved plan. The Company estimates its portion of the remaining clean-up and operational and maintenance costs, to be $2.5 million at December 31, 2003.

Health and Safety Laws
Health and safety standards in the U.S. coal industry, including reclamation and maintenance activities on the Company's residual coal assets, are legislated by the Federal Coal Mine Health and Safety Act of 1969 and the Federal Mine Safety and Health Act of 1977. The Company believes it is in compliance with all applicable health and safety laws.

Forward-Looking Information
Certain of the matters discussed herein, including statements regarding foreign exchange rates and other risks associated with foreign operations, significant ongoing expenses and cash outflows related to former coal operations in the future (including costs related to the administration of retained liabilities), the uninterrupted supply of equipment to BHS, the impact of the refusal of police departments to respond to calls from alarm companies without visual verification and the national "Do Not Call" list on BHS, the expected seasonal impact on the volumes shipped by BAX Global, the ability of BAX Global to renew certain aircraft leases or enter into new leases on reasonably comparable terms, the highly competitive nature of the transportation and supply chain management industries, the renegotiation of union contracts, liability for reclamation related to the former coal operations, and estimates of clean-up, operational and maintenance costs relating to the Tankport matter, involve forward-looking information which is subject to known and unknown risks, uncertainties, and contingencies which could cause actual results, performance or achievements, to differ materially from those which are anticipated.

Such risks, uncertainties and contingencies, many of which are beyond the control of the Company, include, but are not limited to, fluctuations in interest and exchange rates, economic, business and social conditions in the U.S. and abroad, effectiveness of hedging activities and the ability of counterparties to perform, actual retirement experience of the former coal operation's employees, black lung claims incidence, the number of dependents covered under benefit obligations, coal industry turnover rates, actual medical and legal costs relating to the benefits, changes in inflation rates (including the continued volatility of medical inflation), the performance of BHS' equipment suppliers, the incidence of false alarms, the willingness of BHS' customers to pay for private response personnel or other alternatives to police responses to alarms, the effectiveness of BHS' other marketing strategies, market for airplanes, concessions requested by Brink's, BAX Global or the applicable union, changes in the scope or method of remediation or monitoring required under the coal-related permits or related to the Tankport property, the demand for the Company's products and services, the ability of the Company and its operations to obtain appropriate insurance coverage at reasonable prices, pricing and other competitive industry factors, fuel prices, new government regulations and legislative initiatives, issuance of permits, judicial decisions, and variations in costs or expenses.

ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

Not applicable.


ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

Not applicable.

Executive Officers of the Registrant

The following is a list as of March 5, 2004, of the names and ages of the executive and other officers of The Brink's Company and the names and ages of certain officers of its subsidiaries, indicating the principal positions and offices held by each. There is no family relationship between any of the officers named.



Name                       Age      Positions and Offices Held                                           Held Since
--------------------------------------------------------------------------------------------------------------------
Executive Officers:
Michael T. Dan             53       President, Chief Executive Officer and Chairman of the Board            1998
James B. Hartough          56       Vice President-Corporate Finance and Treasurer                          1988
Frank T. Lennon            62       Vice President-Human Resources and Administration                       1985
Austin F. Reed             52       Vice President, General Counsel and Secretary                           1994
Robert T. Ritter           52       Vice President and Chief Financial Officer                              1998

Other Officers:
Matthew A.P. Schumacher    45       Controller                                                              2001
Arthur E. Wheatley         61       Vice President and Director-Risk Management                             1988

Subsidiary Officers:
Robert B. Allen            50       President of Brink's Home Security, Inc.                                2001
Joseph L. Carnes           46       President of BAX Global Inc.                                            2000
Richard Gold               53       President of Brink's, Incorporated                                      2004
====================================================================================================================


Executive and other officers of The Brink's Company are elected annually and serve at the pleasure of its Board of Directors.

Mr. Dan was elected President, Chief Executive Officer and Director of The Brink's Company on February 6, 1998 and was elected Chairman of the Board effective January 1, 1999. He also serves as Chief Executive Officer of Brink's, Incorporated, a position he has held since July 1993 and as President and Chief Executive Officer of Brink's Holding Company, a position he has held since December 31, 1995. He served as President of Brink's, Incorporated from December 2002 until January 2004. He also serves as Chairman of the Board of BAX Global Inc., a position he has held since February 1998. From August 1992 to July 1993 he served as President of North American operations of Brink's, Incorporated and as Executive Vice President of Brink's, Incorporated from 1985 to 1992.

Mr. Ritter joined The Brink's Company as Vice President and Chief Financial Officer in August 1998. From June 1996 to July 1998, he served as Chief Financial Officer of WLR Foods, Inc. He was a private investor and financial consultant from April 1995 to May 1996 and was Treasurer at American Cyanamid Company from March 1991 to January 1994 and Controller from February 1994 to March 1995.

Messrs. Hartough, Lennon, Reed and Wheatley have served in their present positions for more than the past five years.

Mr. Schumacher joined the Company as Controller on July 13, 2001. Prior to joining the Company, he was employed by NL Industries, Inc. as the Assistant Controller from 1997 through July 2001.

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

Mr. Gold joined Brink's, Incorporated as President on January 1, 2004. Prior to joining the Company, he was employed by Cummins, Inc. for twenty-three years. In his last position, he served as Vice President, General Manager of a Cummins business unit.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
--------------------------------------------------------------------------------

The Company's common stock trades on the New York Stock Exchange under the symbol "BCO."

Reference is made to page 113 of the Company's 2003 Annual Report which is herein incorporated by reference, for other information required by this item.


ITEM 6. SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

Reference is made to pages 114 and 115 of the Company's 2003 Annual Report which is herein incorporated by reference, for information required by this item.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

Reference is made to pages 18 through 64 of the Company's 2003 Annual Report which is herein incorporated by reference, for information required by this item.


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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

Reference is made to pages 65 through 113 of the Company's 2003 Annual Report which is herein incorporated by reference, for information required by this item.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

Not applicable.



ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

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

There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

The information required by this Item regarding directors is herein incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2003. The information regarding executive officers is included in this report following Item 4, under the caption "Executive Officers of the Registrant."

The Company has adopted a Business Code of Ethics that applies to all of the directors, officers and employees (including the Chief Executive Officer, Chief Financial Officer and Controller) and has posted the Code on the Company's web site. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from any provision of the Business Code of Ethics applicable to the Chief Executive Officer, Chief Financial Officer or Controller by posting this information on the web site. The internet address is www.brinkscompany.com.


ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

The information required by Item 11 is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2003.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

The information required by Item 12 is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2003.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

The information required by Item 13 is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2003.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------------------------------------------------------------------------------

The information required by Item 14 is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2003.

PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)      1.    All financial statements - see index to financial statements and schedules.

         2. Financial statement schedules - see index to financial statements and schedules.

         3.    Exhibits - see exhibit index.

(b)      Reports on Form 8-K
         (i) Report on Form 8-K furnished on February 4, 2004, providing the Registrant's earnings press release for the fourth quarter of 2003 pursuant to Item 12 of Form 8-K;

         (ii) Report on Form 8-K filed on December 31, 2003, reporting the closing on the sale of the timber business;

         (iii) Report on Form 8-K filed on November 14, 2003, reporting the consummation of the sale of West Virginia coal properties;

         (iv) Report on Form 8-K furnished on October 30, 2003, providing the Registrant's earnings press release for the third quarter of 2003 pursuant to Item 12 of Form 8-K;

         (v) Report on Form 8-K filed on October 16, 2003, reporting the sale of shares of MPI Mines Ltd. stock; and

         (vi) Report on Form 8-K filed on October 8, 2003, reporting the execution of definitive agreements for the sale of West Virginia coal properties.


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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2004.

                                                         The Brink's Company
                                                     ---------------------------
                                                             (Registrant)




                                                By        /s/ M. T. Dan
                                                    ----------------------------
                                                            (M. T. Dan,
                                                      Chairman, President and
                                                      Chief Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 15, 2004.

   Signatures                                             Title
-----------------                                       --------

R. G. Ackerman*                                         Director
B. C. Alewine*                                          Director
J. R. Barker*                                           Director
M. C. Breslawsky*                                       Director
J. L. Broadhead*                                        Director




/s/ M. T. Dan
----------------------------------                    Chairman, President and
(M. T. Dan)                                           Chief Executive Officer
                                                   (principal executive officer)



G. Grinstein*                                           Director
R. M. Gross*                                            Director


/s/ R. T. Ritter
----------------------------------                        Vice President
(R. T. Ritter)                                      and Chief Financial Officer
                                                (principal financial officer and
                                                 principal accounting officer)


C. S. Sloane*                                           Director
R. L. Turner*                                           Director


*By  /s/ M. T. Dan
     -----------------------------
     (M. T. Dan, Attorney-in-Fact)

Index to Financial Statements and Schedules

Financial Statements:

The consolidated financial statements of The Brink's Company, listed in the index below which are included in the Company's 2003 Annual Report for the year ended December 31, 2003, are herein incorporated by reference. With the exception of the pages listed in the index below and the information incorporated by reference included in Parts I, II and IV, the 2003 Annual Report of the Shareholders is not deemed filed as part of this report.

THE BRINK'S COMPANY ANNUAL REPORT


                                                        Page Numbers
                                                          in 2003
                                                          Annual
                                                          Report
                                                        ------------
Management's Discussion and Analysis of
   Results of Operations and Financial Condition............18-64
Independent Auditors' Report ...............................66
Consolidated Balance Sheets.................................67
Consolidated Statements of Operations.......................68
Consolidated Statements of Comprehensive Income (Loss)......69
Consolidated Statements of Shareholders' Equity.............70
Consolidated Statements of Cash Flows.......................71
Notes to Consolidated Financial Statements..................72-113
Selected Financial Data.....................................114-115


Financial Statement Schedules:


                                                        Page numbers
                                                        In Form 10-K
                                                        ------------
Independent Auditors' Report
   on Financial Statement Schedule..........................16
Schedule II - Valuation and qualifying accounts.............17

                          INDEPENDENT AUDITORS' REPORT
                         ON FINANCIAL STATEMENT SCHEDULE



The Board of Directors
The Brink's Company

Under date of February 4, 2004, we reported on the consolidated balance sheets of The Brink's Company and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003, as contained in the 2003 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as included herein. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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



/s/ KPMG LLP


Richmond, Virginia
February 4, 2004

                               The Brink's Company
                 Schedule II - Valuation and Qualifying Accounts
              For the Years Ending December 31, 2003, 2002 and 2001
                                  (in millions)




                                              Balance at       Charged to                            Currency          Balance at
                                             Beginning of      Costs and                            Translation        End of
                                                Period         Expenses (a)     Deductions (b)       Adjustment        Period
----------------------------------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts
-------------------------------
Year Ended December 31, 2001                 $   39.8             12.3               (8.9)             (1.4)            41.8
Year Ended December 31, 2002                     41.8              4.6              (11.8)              0.9             35.5
Year Ended December 31, 2003                     35.5             (1.1)              (7.5)              0.7             27.6


Valuation Allowance for Deferred Tax Assets
-------------------------------------------
Year Ended December 31, 2001                 $    9.0              1.3                  -                -              10.3
Year Ended December 31, 2002                     10.3              1.5                  -              (2.0)             9.8
Year Ended December 31, 2003                      9.8             27.9                  -               0.8             38.5



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

3(a)             (i)    The Registrant's Articles of Correction to its Articles
                        of Incorporation. Exhibit 3(i) to the Registrant's
                        Quarterly Report on Form 10-Q for the quarter ended
                        March 31, 1998.

                 (ii) Articles of Amendment to the Registrant's Articles of Incorporation, dated as of May 2, 2003. Exhibit 3(i) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

3(b)             The Registrant's Bylaws, as amended through February 6, 2004.

4(a)             (i)    Amended and Restated Rights Agreement dated as of
                        September 1, 2003 between the Registrant and Equiserve
                        Trust Company, N.A., as Rights Agent, together with Form of Right Certificate. Exhibit 1 to the Registrant's
                        Amendment No. 4 to Form 8-A/A (filed on October 9,
                        2003).

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

                 (iii) Amendment No. 1 to Trust Agreement, dated as of August 18, 1999. Exhibit 10(c)(iii) to the 1999 Form 10-K.

                 (iv) Amendment No. 2 to Trust Agreement, dated as of July 26, 2001. Exhibit 10(c)(iv) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K").

                 (v) Amendment No. 3 to Trust Agreement, dated as of September 18, 2002. Exhibit 10(c)(v) to the 2002 Form 10-K.

                 (vi) Trust Agreement under the Pension Equalization Plan, Retirement Plan for Non-Employee Directors and Certain Contractual Arrangements of The Brink's Company made as of September 16, 1994, by and between the Registrant and Chase Manhattan Bank (National Association), as Trustee.
                        Exhibit 10(i) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (filed November 14, 1994 - File No. 1-9148) (the "Third Quarter 1994 Form 10-Q").

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

                 (ix) Amendment No. 4 to Trust Agreement, dated as of September 22, 2003. Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2003 (the "Third Quarter 2003 Form 10-Q").

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

10(f)* The Registrant's 1988 Stock Option Plan, as amended and restated as of January 14, 2000. Exhibit 10(f) to the 1999 Form 10-K.

10(g)*           (i)    The Brink's Company Management Performance Improvement
                        Plan. Exhibit 10(g) to the 1999 Form 10-K.

                 (ii) Amendment, dated as of March 12, 2004, to The Brink's Company Management Performance Improvement Plan.

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

10(o) Credit Agreement, dated as of September 6, 2002, among The Brink's Company, as Borrower, Certain of Its Subsidiaries, as Guarantors, Various Lenders, Fleet National Bank, as Co-Arranger and Documentation Agent, Wachovia Bank, National Association, and the Bank of Nova Scotia, as Co-Arrangers and Syndication Agents, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Securities Inc., as Sole Advisor, Lead Arranger and Bookrunner. Exhibit 10 to the Registrant's Third Quarter 2002 Form 10-Q.

10(p)            (i)    Credit Agreement, dated as of November 12, 2002, among
                        BAX Global Inc., Brink's, Incorporated, and certain of their subsidiaries, as Borrowers, the Registrant as Guarantor and Bayerische Hypo-Und Vereinsbank AG.
                        Exhibit 10(p)(i) to the 2002 Form 10-K.

                 (ii) Guaranty, dated as of November 12, 2002, between the Registrant, as Guarantor, and Bayerische Hypo-Und Vereinsbank AG. Exhibit 10(p)(ii) to the 2002 Form 10-K.

10(q)            (i)    Credit Agreement, dated as of December 20, 2002, among
                        BAX Global Inc., Brink's, Incorporated and the
                        Registrant, as Borrowers and Guarantors, and ABN AMRO
                        Bank, N.V. Exhibit 10(q)(i) to the 2002 Form 10-K.

                 (ii) Guaranty between BAX Global, as Guarantor, and ABN AMRO Bank, N.V. Exhibit 10(q)(ii) to the 2002 Form 10-K.

                 (iii) Guaranty between Brink's, Incorporated, as Guarantor, and ABN AMRO Bank, N.V. Exhibit 10(q)(iii) to the 2002 Form 10-K.

                 (iv) Guaranty between the Registrant, as Guarantor, and ABN AMRO Bank, N.V. Exhibit 10(q)(iv) to the 2002 Form 10-K.

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

10(s)* Executive Agreement dated as of May 4, 1998, between the Registrant and M. T. Dan. Exhibit 10(b) to the Third Quarter 1998 Form 10-Q.

10(t)* Executive Agreement dated as of August 7, 1998, between the Registrant and R. T. Ritter. Exhibit 10(c) to the Third Quarter 1998 Form 10-Q.

10(u)* Severance Agreement dated as of August 7, 1998, between the Registrant and R. T. Ritter. Exhibit 10(d) to the Third Quarter 1998 Form 10-Q.

10(v) Trust Agreement for The Brink's Company Employee Welfare Benefit Trust. Exhibit 10(t) to the 1999 Form 10-K.

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

                 (ii) Form of Promissory Note. Exhibit 10(a)(ii) to the First Quarter 2002 Form 10-Q.

10(z)            (i)    $43,160,000 Bond Purchase Agreement, dated September 17,
                        2003, among the Peninsula Ports Authority of Virginia,
                        Dominion Terminal Associates, Pittston Coal Terminal
                        Corporation and the Registrant. Exhibit 10.2(i) to the Third Quarter 2003 Form 10-Q.

                 (ii) Loan Agreement between the Peninsula Ports Authority of Virginia and Dominion Terminal Associates, dated September 1, 2003. Exhibit 10.2(ii) to the Third Quarter 2003 Form 10-Q.

                 (iii) Indenture and Trust between the Peninsula Ports Authority of Virginia and Wachovia Bank, National Association ("Wachovia"), as trustee, dated September 1, 2003. Exhibit 10.2(iii) to the Third Quarter 2003
                        Form 10-Q.

                 (iv) Parent Company Guaranty Agreement, dated September 1, 2003, made by the Registrant for the benefit of Wachovia. Exhibit 10.2(iv) to the Third Quarter 2003 Form 10-Q.

                 (v) Continuing Disclosure Undertaking between the Registrant and Wachovia, dated September 24, 2003. Exhibit 10.2(v) to the Third Quarter 2003 Form 10-Q.

                 (vi) Coal Terminal Revenue Refunding Bond (Dominion Terminal Associates Project - Brink's Issue) Series 2003. Exhibit 10.2(vi) to the Third Quarter 2003 Form 10-Q.

13               Parts of the 2003 Annual Report of the Registrant.

21               Subsidiaries of the Registrant.

23               Consent of independent auditors.

24               Powers of attorney.

31               Rule 13a-14(a)/15d-14(a) Certifications.

32               Section 1350 Certifications.

99(a)* Amendment to Registrant's Pension-Retirement Plan relating to preservation of assets of the Pension-Retirement Plan upon a change in control. Exhibit 99 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (filed March 20, 1993 - File No. 1-9148).



--------------------------
*Management contract or compensatory plan or arrangement.