Form 10-Q
period 2004-03-31
BRINKS CO
filed 2004-05-05
CIK 78890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q




            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from ________ to ________


                          Commission file number 1-9148
                                                 ------




                               THE BRINK'S COMPANY
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

As of May 3, 2004, 56,751,610 shares of $1 par value common stock were outstanding.

Part I - Financial Information
------------------------------



                              The Brink's Company
                                and subsidiaries

                           Consolidated Balance Sheets



                                                                      March 31,         December 31,
(In millions)                                                           2004                2003
------------------------------------------------------------------------------------------------------
                                                                     (Unaudited)

                                    ASSETS

Current assets:
   Cash and cash equivalents                                      $        141.2             128.7
   Accounts receivable, net                                                579.3             580.3
   Prepaid expenses and other                                               71.5              59.8
   Deferred income taxes                                                    85.1              91.7
------------------------------------------------------------------------------------------------------
     Total current assets                                                  877.1             860.5

Property and equipment, net                                                862.7             873.2
Goodwill, net                                                              243.2             244.1
Investments held by Voluntary Employees' Beneficiary
   Association trust ("VEBA") (see note 1)                                   -               105.2
Deferred income taxes                                                      283.7             282.7
Other assets                                                               191.7             182.9
------------------------------------------------------------------------------------------------------

     Total assets                                                 $      2,458.4           2,548.6
======================================================================================================

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings                                          $         57.7              35.8
   Current maturities of long-term debt                                     33.2              17.2
   Accounts payable                                                        299.9             286.9
   Accrued liabilities                                                     483.7             504.2
------------------------------------------------------------------------------------------------------
     Total current liabilities                                             874.5             844.1

Long-term debt                                                             176.1             221.5
Accrued pension costs                                                       96.2              86.6
Postretirement benefits other than pensions (see note 1)                   397.1             504.2
Deferred revenue                                                           132.7             130.7
Deferred income taxes                                                       24.9              26.5
Other liabilities                                                          235.5             239.4
------------------------------------------------------------------------------------------------------
     Total liabilities                                                   1,937.0           2,053.0

Commitments and contingent liabilities (notes 4 and 8)

Shareholders' equity:
   Common stock                                                             56.8              54.3
   Capital in excess of par value                                          448.7             383.0
   Retained earnings                                                       261.6             237.2
   Accumulated other comprehensive loss                                   (171.9)           (164.9)
   Employee benefits trust, at market value                                (73.8)            (14.0)
------------------------------------------------------------------------------------------------------

     Total shareholders' equity                                            521.4             495.6
------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                   $      2,458.4           2,548.6
======================================================================================================

See accompanying notes to consolidated financial statements.

                               The Brink's Company
                                and subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)





                                                                                 Three Months Ended
                                                                                      March 31,
(In millions, except per share amounts)                                       2004                2003
---------------------------------------------------------------------------------------------------------
Revenues                                                                  $1,094.5               928.9

Expenses:
Operating expenses                                                           929.9               806.6
Selling, general and administrative expenses                                 134.4               124.8
---------------------------------------------------------------------------------------------------------
   Total expenses                                                          1,064.3               931.4
Other operating income, net                                                    3.5                 2.5
---------------------------------------------------------------------------------------------------------
   Operating profit                                                           33.7                 -

Interest expense                                                              (5.8)               (6.1)
Interest and other income, net                                                 4.4                 1.8
Minority interest                                                             (3.3)               (0.8)
---------------------------------------------------------------------------------------------------------
   Income (loss) from continuing operations before income taxes               29.0                (5.1)
Provision (benefit) for income taxes                                          11.8                (1.9)
---------------------------------------------------------------------------------------------------------
   Income (loss) from continuing operations                                   17.2                (3.2)

Income from discontinued operations, net of tax                                8.6                 1.5
---------------------------------------------------------------------------------------------------------
   Net income (loss)                                                      $   25.8                (1.7)
=========================================================================================================


Net income (loss) per common share:
   Basic:
     Continuing operations                                                $   0.32               (0.06)
     Discontinued operations                                                  0.16                0.03
---------------------------------------------------------------------------------------------------------
                                                                          $   0.48               (0.03)
=========================================================================================================

   Diluted:
     Continuing operations                                                $   0.32               (0.06)
     Discontinued operations                                                  0.15                0.03
---------------------------------------------------------------------------------------------------------
                                                                          $   0.47               (0.03)
=========================================================================================================


See accompanying notes to consolidated financial statements.

                               The Brink's Company
                                and subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                                         Three Months Ended
                                                                                              March 31,
(In millions)                                                                         2004                2003
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                                 $   25.8                (1.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Income from discontinued operations, net of tax                                 (8.6)               (1.5)
      Depreciation and amortization                                                   42.7                40.2
      Impairment charges from subscriber disconnects                                   8.7                 7.5
      Amortization of deferred revenue                                                (6.1)               (5.8)
      Aircraft heavy maintenance expense                                               6.4                 5.4
      Deferred income taxes                                                            2.0                (4.5)
      Provision for uncollectible accounts receivable                                  1.3                 -
      Postretirement benefit funding (more) less than expense:
       Pension                                                                         9.9                 7.1
       Other than pension                                                             (1.7)                2.0
      Other operating, net                                                             0.9                 3.7
      Changes in operating assets and liabilities, net of effects of acquisitions:
         Accounts receivable                                                          (8.4)               10.5
         Accounts payable and accrued liabilities                                     (0.5)              (21.0)
         Deferred subscriber acquisition costs                                        (4.7)               (4.3)
         Deferred revenue from new subscribers                                         8.1                 6.5
         Other, net                                                                  (20.0)                1.4
      Discontinued operations, net                                                     0.2                 3.8
-----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                             56.0                49.3
-----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Capital expenditures                                                                 (50.0)              (45.3)
Aircraft heavy maintenance expenditures                                               (3.8)               (3.9)
Proceeds from disposal of:
   Timber business                                                                    31.8                 -
   Less purchase of equipment formerly leased                                         (6.2)                -
   Gold business                                                                       1.1                 -
   Property and equipment and other assets                                             1.9                 1.3
Monetization of notes receivable related to sale of coal business                      -                   6.2
Acquisitions                                                                         (13.2)               (4.5)
Other, net                                                                            (5.4)               (1.6)
Discontinued operations, net                                                          (0.8)               (1.5)
-----------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                (44.6)              (49.3)
-----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Long term debt:
   Additions                                                                          20.1                 8.0
   Repayments                                                                        (46.2)              (17.1)
Short-term borrowings, net                                                            25.9                24.9
Dividends                                                                             (1.3)               (1.3)
Other                                                                                  4.3                 0.1
-----------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                              2.8                14.6
-----------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                               (1.7)                0.2
-----------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                             12.5                14.8
Cash and cash equivalents at beginning of period                                     128.7               102.3
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $  141.2               117.1
=================================================================================================================

See accompanying notes to consolidated financial statements.

                               THE BRINK'S COMPANY
                                and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


  Note 1 - Basis of presentation and accounting changes

  The Brink's Company (along with its subsidiaries, the "Company") has three operating segments:

                       o   Brink's, Incorporated ("Brink's")
                       o   Brink's Home Security, Inc. ("BHS")
                       o   BAX Global Inc. ("BAX Global")

The Company has significant liabilities associated with its former coal operations and expects to have significant ongoing expenses and cash outflows related to these operations.

Effective January 1, 2004, the Company restricted the use of the assets held by its Voluntary Employees' Beneficiary Association trust ("VEBA") to only pay obligations of its coal-related retiree medical plan and, accordingly, began accounting for the VEBA as a plan asset in accordance with Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." These investments were previously accounted for as available-for-sale securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." With the restriction in the use of the VEBA, unrealized net gains of $4.4 million were recognized in the first quarter of 2004 within Interest and other income, net.

In addition, the carrying value of the VEBA is now reflected as a direct offset to the liability within Postretirement benefits other than pensions on the balance sheet. The carrying value at March 31, 2004 is approximately $108 million.

The Company's unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current period's financial statement presentation. Operating results for the interim periods of 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Pro forma earnings per share
The Company accounts for its equity-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, since options are granted with an exercise price equal to the market price of the stock on the date of grant, the Company has not recognized any compensation expense related to its stock option plans.

Had compensation costs for equity-based compensation plans been determined based on the fair value of awards at the grant dates consistent with the optional recognition provision of SFAS No. 123, "Accounting for Stock Based Compensation," net income (loss) per share would have approximated the pro forma amounts indicated below:




                                                                      Three Months Ended
(In millions, except                                                       March 31,
per share amounts)                                                 2004                2003
----------------------------------------------------------------------------------------------
Net income (loss):
   As reported                                                 $   25.8                (1.7)
   Less: stock-based compensation expense determined
     under fair value method, net of related tax effects           (0.5)               (1.1)
----------------------------------------------------------------------------------------------
   Pro forma                                                   $   25.3                (2.8)
==============================================================================================

Net income (loss) per share:
   Basic, as reported                                          $    0.48               (0.03)
   Basic, pro forma                                                 0.47               (0.05)
   Diluted, as reported                                        $    0.47               (0.03)
   Diluted, pro forma                                               0.46               (0.05)
----------------------------------------------------------------------------------------------


The fair value of each stock option grant has been estimated at the time of the grant using the Black-Scholes option-pricing model. Pro forma net income (loss) and per share disclosures are computed by amortizing the estimated fair value of the grants over option vesting periods. If a different option-pricing model had been used, results may have been different.

The assumptions used and the resulting weighted-average grant-date estimates of fair value for options granted are as follows:


                                                     Three Months Ended
-------------------------------------------------------------------------
                                                       March 31, 2004
Options granted:
   In millions                                               0.1
   Weighted average exercise price                 $       24.48

Assumptions:
     Expected dividend yield                                 0.5%
     Expected volatility                                      31%
     Risk-free interest rate                                 2.4%
     Expected term (in years)                                3.4

Fair value estimates:
     In millions                                   $         0.6
     Per share                                     $        6.01
=========================================================================

Recent accounting pronouncements
In January 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003, "FIN 46R"), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through a means other than voting rights and, accordingly, whether the business enterprise should consolidate the entity. The Company implemented this accounting interpretation in the first quarter of 2004. The implementation did not have a material effect on the Company's results of operations or financial position.

Beginning in the first quarter of 2004, as required by SFAS No. 132R, "Employers' Disclosure about Pensions and Other Postretirement Benefits," disclosures applicable to the Company's U.S. pension plan have been expanded. The standard requires, among other things, additional interim disclosures about the amount and components of pension and other postretirement benefit expense. See note 3.

Note 2 - Earnings per share

Basic and diluted weighted average share information used to compute the Company's earnings per share in the first quarter of 2004 and 2003 was as follows:


                                                          Three Months Ended
                                                              March 31,
(Shares in millions)                                     2004           2003
--------------------------------------------------------------------------------

Basic weighted average common shares outstanding         53.9           52.6
Effect of dilutive stock options                          0.5            -
--------------------------------------------------------------------------------
Diluted weighted average common shares outstanding       54.4           52.6
================================================================================

Antidilutive stock options excluded from computation      3.8            4.0
================================================================================


Unallocated shares of the Company's common stock held by The Brink's Company Employee Benefits Trust (the "Trust") are treated as treasury shares for earnings per share purposes. Accordingly, such shares are excluded from earnings per share calculations. The Trust held 2.7 million shares at March 31, 2004 and
1.5 million shares at March 31, 2003.


Note 3 - Pension and other postretirement benefits

Pension
The Company has defined benefit pension plans covering substantially all U.S. non-union employees who meet certain minimum requirements. The Company also has other defined benefit plans for eligible non-U.S. employees. The net pension cost for the Company's pension plans in the first quarter of 2004 and 2003 was as follows:




(In millions)                                          U.S. Plans              Non-U.S.              Total
-----------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                       2004         2003       2004       2003      2004       2003
-----------------------------------------------------------------------------------------------------------------
Service cost                                   $    6.7          6.1        2.2        1.8       8.9        7.9
Interest cost on projected benefit obligation      10.3         10.0        2.4        1.9      12.7       11.9
Return on assets - expected                       (12.4)       (12.4)      (2.2)      (1.8)    (14.6)     (14.2)
Other amortization, net                             3.7          2.5        0.9        0.7       4.6        3.2
-----------------------------------------------------------------------------------------------------------------
Net pension cost                               $    8.3          6.2        3.3        2.6      11.6        8.8
=================================================================================================================

Based on December 31, 2003 data, assumptions and funding regulations, the Company does not expect to be required to make a contribution to the primary U.S. plan for the 2004 plan year. No decision has been made as to whether or not a voluntary contribution will be made this year.

Other postretirement benefits

Company-Sponsored Plans
The Company provides certain postretirement health care and life insurance benefits (the "Company-sponsored plans") for eligible active and retired employees in the U.S. and Canada of the Company's current and former businesses, including eligible participants of the former coal operations (the "coal-related" plans). The components of net periodic postretirement costs related to Company-sponsored plans were as follows:



(In millions)                            Coal-related plans             Other plans                  Total
---------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,             2004         2003           2004         2003        2004        2003
---------------------------------------------------------------------------------------------------------------
Service cost                         $    -            -         $    0.2          0.2      $  0.2         0.2
Interest cost on accumulated
   postretirement benefit
   obligations ("APBO")                   8.2          8.7            0.4          0.4         8.6         9.1
Return on assets - expected              (2.3)         -              -            -          (2.3)        -
Amortization of losses                    3.5          3.5            -            -           3.5         3.5
---------------------------------------------------------------------------------------------------------------
Net periodic postretirement costs    $    9.4         12.2       $    0.6          0.6      $ 10.0        12.8
===============================================================================================================


As discussed in note 1, the Company began accounting for assets held by its VEBA as plan assets for the Company-sponsored coal-related plans in 2004. The Company assumed an 8.75% expected return on assets to determine its net periodic postretirement costs.

The Company's coal-related retiree medical plan is expected to qualify for a federal subsidy introduced as part of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. As a result, the Company included an actuarial gain in its estimate of the December 31, 2003 projected benefit obligation. This resulted in a $1.5 million reduction in the Company's postretirement benefit expense in the first quarter of 2004 compared to what it would have been otherwise. The effect on the full year is expected to be $5.8 million.

Pneumoconiosis (Black Lung) Benefits
The Company is self-insured with respect to almost all black lung benefits. The components of net periodic postretirement benefit costs related to black lung benefits were as follows:

                                                   Three Months Ended
                                                        March 31,
(In millions)                                   2004                2003
---------------------------------------------------------------------------

Interest cost on APBO and other             $    1.0                 1.0
Amortization of losses                           0.5                 0.5
---------------------------------------------------------------------------
Net periodic postretirement costs           $    1.5                 1.5
===========================================================================

Note 4 - Discontinued operations



                                                                        Three Months Ended
                                                                             March 31,
(In millions)                                                        2004                2003
-------------------------------------------------------------------------------------------------
Gain (loss) on sales of:
   Timber                                                        $   18.8                 -
   Gold                                                              (0.9)                -

Results from operations:
   Natural Gas                                                        -                   3.0
   Timber                                                            (0.5)                0.2
   Gold                                                              (1.2)               (0.1)

Adjustments to contingent liabilities of former operations           (2.9)               (0.6)
-------------------------------------------------------------------------------------------------
Income from discontinued operations before income taxes              13.3                 2.5
Income tax expense                                                   (4.7)               (1.0)
-------------------------------------------------------------------------------------------------
Income from discontinued operations                              $    8.6                 1.5
=================================================================================================


Gain (loss) on sales
Timber. In December 2003, the Company sold a portion of its timber business for $5.4 million in cash and recognized a $4.8 million pretax gain in discontinued operations. The Company received an additional $31.8 million from escrow in January 2004 for the remaining portion of its timber business. After deducting the book value of related assets and the payment of $6.2 million in January 2004 to purchase equipment formerly leased, the Company recognized an $18.8 million pretax gain in discontinued operations in the first quarter of 2004. The Company expects to recognize up to a $1.9 million pretax gain in the second quarter of 2004 in discontinued operations as the final $1.9 million of cash is released.

Gold. In February 2004 the Company completed the sale of its gold operations for approximately $1.1 million in cash plus the assumption of liabilities and recognized a $0.9 million loss.

Results of operations
In addition to the sales of timber and gold businesses, the Company sold its natural gas business in 2003. The results of operations of these businesses through the date of the related sale have been classified as discontinued operations for all periods presented.

Adjustments to contingent liabilities of former operations
The Company recognized $2.9 million of additional expense in the first quarter of 2004 associated with the settlement of legal matters related to its former coal operations.

Note 5 - Costs associated with exit activities

Brink's - Headquarters
In 2003, management initiated a plan to close the Brink's corporate headquarters in Darien, Connecticut and relocate employees to either the Brink's U.S. headquarters in Coppell, Texas or The Brink's Company headquarters in Richmond, Virginia. The following summarizes the 2004 payments and liability for the exit activity:



                                           One-time           Contract
                                          Termination        Termination
(In millions)                              Benefits             Costs           Other        Total
----------------------------------------------------------------------------------------------------
Balance at December 31, 2003          $       0.3                0.6              0.2         1.1
Payments                                     (0.3)              (0.2)             -          (0.5)
----------------------------------------------------------------------------------------------------
Balance at March 31, 2004             $       -                  0.4              0.2         0.6
====================================================================================================


A total of $5.4 million was expensed in the last nine months of 2003 associated with the Darien exit.

BAX Global - 2000
The Company restructured BAX Global's operation in 2000, and recorded accruals for leases of idled facilities it did not expect to be able to sublease. The Company has entered into a sublease in 2004 and has reduced the amount of the remaining accrual by $0.6 million. The adjustment to the accrual also reduced operating expenses in the first quarter of 2004. The remaining accrual for the 2000 restructuring was $0.3 million at March 31, 2004, representing future expected lease obligations, net of expected sublease offsets.


Note 6 - Supplemental cash flow information


                                                                  Three Months Ended
                                                                         March 31,
(In millions)                                                    2004                2003
--------------------------------------------------------------------------------------------
Cash paid for:
   Interest                                                  $    5.4                 5.6
   Income taxes, net of refunds                                   4.8                 7.6
============================================================================================

Depreciation of property and equipment                       $   40.6                38.4
Amortization of BHS deferred subscriber acquisition costs         2.1                 1.8
--------------------------------------------------------------------------------------------
Total depreciation and amortization                          $   42.7                40.2
============================================================================================

Note 7 - Comprehensive income



                                                                         Three Months Ended
                                                                              March 31,
(In millions)                                                         2004                2003
------------------------------------------------------------------------------------------------
Net income (loss)                                                 $   25.8                (1.7)
Other comprehensive income (loss), net of reclasses and taxes:
     Foreign currency translation adjustments                         (4.0)                4.4
     Cash flow hedges                                                 (0.2)                3.1
     Marketable securities                                            (2.8)                -
------------------------------------------------------------------------------------------------
Comprehensive income                                              $   18.8                 5.8
================================================================================================


Note 8 - Contingencies

The Company records adjustments to contingent assets and liabilities that are related to former operations within discontinued operations.

Litigation
The Company is defending various potentially significant civil suits related to both current and former operations. Although the Company is defending these cases vigorously and believes that its defenses have merit, it is possible that one or more of these suits ultimately may be decided in favor of the plaintiffs. If so, the Company expects that the ultimate amount of unaccrued losses could range from $0 to $25 million.

Health Benefit Act
The Company is obligated to pay premiums to the United Mine Workers of America ("UMWA") Combined Benefit Fund, as described in the Company's 2003 Annual Report on Form 10-K. At March 31, 2004, the Company has $195.3 million recorded for the obligation, reflecting the recorded liability at December 31, 2003 less payments made in 2004. This liability will be adjusted as new historical data is received and assumptions used to estimate the obligation change.

Multiemployer plan withdrawal liability
The Company participates in the UMWA 1950 and 1974 pension plans at defined contribution rates, but expects to ultimately withdraw from these plans. At March 31, 2004, the Company's estimated withdrawal liabilities were $52.0 million. The Company's estimate of the obligation is based on several factors, including funding status and benefit levels of the plans and the date the Company is determined to have completely withdrawn from the plans. Since these factors may change over time, the ultimate withdrawal obligation, if any, could change materially.

Other loss contingencies
The Company also has recorded estimated liabilities for other contingent liabilities related to former operations, including those for expected settlement of coal-related workers' compensation claims and certain reclamation obligations.

Federal Black Lung Excise Tax
In 1999, the U.S. District Court of the Eastern District of Virginia entered a final judgment in favor of certain of the Company's subsidiaries, ruling that the Federal Black Lung Excise Tax ("FBLET") is unconstitutional as applied to export coal sales. Through March 31, 2004, the Company had received refunds including interest of $27.2 million. The Company continues to pursue the refund of other FBLET payments. Due to uncertainty as to the ultimate receipt of additional amounts, if any, which could amount to as much as $18 million (before income taxes), as well as the timing of any additional FBLET refunds, the Company has not currently recorded receivables for such additional FBLET refunds.

                               THE BRINK'S COMPANY
                                and Subsidiaries


Management's Discussion and Analysis of
Results of Operations and Financial Condition
================================================================================


Operations
================================================================================

The Brink's Company (along with its subsidiaries, the "Company") has three operating segments:


o  Brink's, Incorporated ("Brink's")       Brink's offers services globally
                                           including armored car transportation,
                                           automated teller machine ("ATM")
                                           replenishment and servicing, currency
                                           and deposit processing including its
                                           "Cash Logistics" operations, coin
                                           sorting and wrapping, arranging the
                                           secure air transportation of
                                           valuables ("Global Services") and the
                                           deploying and servicing of safes and
                                           safe control devices, including its
                                           patented CompuSafe(R) service.


o  Brink's Home Security, Inc. ("BHS")     BHS offers monitored security
                                           services in North America primarily
                                           for owner-occupied, single-family
                                           residences. To a lesser extent, BHS
                                           offers security services for
                                           commercial properties. BHS typically
                                           installs and owns the on-site
                                           security systems and charges fees to
                                           monitor and service the systems.


o  BAX Global Inc. ("BAX Global")          BAX Global provides freight
                                           transportation and supply chain
                                           management services on a global
                                           basis, specializing in the heavy
                                           freight market for business-to-
                                           business shipping.


  The Company has significant liabilities associated with its former coal operations and expects to have significant ongoing expenses and cash outflows related to former coal operations. The Company has funded a portion of its retiree benefit obligation using a Voluntary Employees' Beneficiary Association trust (the "VEBA"). At March 31, 2004, the balance of the VEBA is reflected in the Company's balance sheet as a reduction of the retiree benefit obligations.

RESULTS OF OPERATIONS
================================================================================

Overview

                                                      Three Months Ended
                                                          March 31,
(In millions)                                      2004              2003
-----------------------------------------------------------------------------
Income (loss) from:
   Continuing operations                    $      17.2               (3.2)
   Discontinued operations                          8.6                1.5
-----------------------------------------------------------------------------
     Net income (loss)                      $      25.8               (1.7)
=============================================================================


The income (loss) items in the above table are reported after tax.

Results from continuing operations improved in the first quarter of 2004 compared to the 2003 period due to higher operating profit at each of the Business and Security Services segments and lower expenses related to former coal operations. In addition, a one-time $4.4 million pretax gain was recognized in 2004 upon conversion of the Company's VEBA from a general corporate asset to one specifically restricted to pay certain coal-related postretirement liabilities.

Discontinued operations in the first quarter of 2004 include an after-tax gain on the sale of the timber business. The after-tax results of operations for the natural gas, timber and gold businesses have been classified as discontinued operations for all periods presented.

Consolidated Review



                                                     Three Months Ended
                                                          March 31,                     %
(In millions)                                      2004              2003            Change
--------------------------------------------------------------------------------------------
Revenues:
   Brink's                                  $     458.0              391.4             17
   BHS                                             82.0               73.9             11
   BAX Global                                     554.5              463.6             20
--------------------------------------------------------------------------------------------
     Revenues                               $   1,094.5              928.9             18
============================================================================================

Operating profit (loss):
   Brink's                                  $      32.8               13.1            150
   BHS                                             19.4               16.7             16
   BAX Global                                       3.1               (5.5)            NM
--------------------------------------------------------------------------------------------
     Business and Security Services                55.3               24.3            128
   Former coal operations                         (12.5)             (17.3)            28
   Corporate                                       (9.1)              (7.0)           (30)
--------------------------------------------------------------------------------------------
     Operating profit                       $      33.7                -               NM
============================================================================================

In comparison to the first quarter of 2003, this quarter the Company reported higher operating profits at each of its three Business and Security Services segments on higher revenue. Operating profit at Brink's in the first quarter increased from the prior year on improved performance in Europe and South America. BHS continued its steady growth, reporting 16% higher operating profit. BAX Global's results in the Americas are above last year's level primarily as a result of an increase in the volume of shipments through its Intra-America air transportation network. The higher number of shipments reflect an improving economy and the ramping up of shipments and revenues related to the wholesale freight forwarding product that was introduced in the second half of 2003.

In addition to improved operating profit from the segments, expenses related to former coal operations were lower in the 2004 period compared to the prior year. The lower expenses primarily related to retiree medical plans. As of January 1, 2004, the Company restricted the use of the VEBA assets to pay only coal-related retiree medical obligations. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," projected investment earnings on the funds in the VEBA are now reported as an offset to the associated plan's expense. Expenses related to retiree medical plans were also lower because of the effect of Medicare reform legislation that provides subsidies to companies whose benefits are at least as generous as those provided by Medicare. Neither of these positive factors affected costs in 2003.

Throughout this report, the reference to constant currency is made so that a segment's revenues can be viewed without the impact of changing foreign currency exchange rates, facilitating a comparative view of underlying performance. Relative to most other currencies, the U.S. dollar weakened in the first quarter of 2004 over the same prior-year period, so international revenue growth at constant currency exchange rates was lower than growth at actual currency exchange rates. Changes in foreign currency exchange rates have not materially affected period-to-period comparisons of operating profit.

Brink's, Incorporated



                                                      Three Months Ended
                                                          March 31,                     %
(In millions)                                      2004              2003            Change
---------------------------------------------------------------------------------------------
Revenues:
   North America (a)                        $     180.1              175.8              2
   International (b)                              277.9              215.6             29
---------------------------------------------------------------------------------------------
                                            $     458.0              391.4             17
=============================================================================================

Operating profit:
   North America (a)                        $      12.9               10.8             19
   International (b)                               19.9                2.3            200+
---------------------------------------------------------------------------------------------
                                            $      32.8               13.1            150
=============================================================================================

Cash flow information:
   Depreciation and amortization            $      19.1               15.6             22
   Capital expenditures                            16.1               16.4             (2)
=============================================================================================

(a) U.S. and Canada.
(b) Europe, South America and Asia-Pacific.


Overview
Increased revenues and operating profit for the quarter at Brink's reflected improved results in Europe and South America. Operating profit in Europe in the first quarter of 2003 reflected $1.8 million in severance costs and reduced volumes of business due to the effects of the buildup to the conflict in the Middle East. Results in South America were depressed in the prior-year's first quarter due to poor economic and political conditions.

North America
Operating profits were 19% higher in the first quarter of 2004 versus the prior year on a 2% increase in revenues (1% increase in revenues on a constant currency basis). North American revenues were only slightly higher than the prior-year quarter as the result of higher Global Services revenue, partially offset by lower armored car volume in the U.S. Operating profit increased primarily due to improved performance from the coin wrapping and Cash Logistics operations, the benefit of lower U.S. overhead costs and improved performance in Canada. These improvements were partially offset by a lower contribution from the U.S. armored car operation as a result of lower revenue and because of higher employee benefit expenses related to the Company's U.S. pension plan.

International
International operating profits were $17.6 million higher in the first quarter of 2004 versus the 2003 period on a 29% increase in revenues (14% increase in revenues on a constant currency basis). Improved results in the quarter included higher local currency revenues and operating profits in Europe and South America as discussed in more detail below.

Europe. Revenues increased 28% (10% increase in revenues on a constant currency basis) due to better performance and improved business conditions. Revenues in 2003 were adversely affected by a generally weak economy and uncertainty related to the then-impending conflict in the Middle East.

European operating results began to improve in the last half of 2003 partially as a result of management changes and workforce reductions made to align resources to business needs. European operating profit in the first quarter of 2004 reflected improvements in a number of countries and the benefits of the management and operational changes, particularly in France. The favorable comparison to prior year also benefited from the absence of $1.8 million in severance expense incurred in the first quarter of 2003 associated with European workforce reductions. The Company expects that European operations will continue to benefit from the staff reductions and management changes implemented last year.

South America. In South America, operating profit in the first quarter of 2004 was higher than the first quarter last year primarily reflecting better performance in Venezuela and Brazil. Favorable market conditions and lower labor costs as a percentage of revenue benefited Venezuela's performance in 2004. Higher operating performance in Brazil was the result of increased volumes as well as the benefit of cost reductions taken in late 2003. Overall, economic conditions in South America seem to be improving, although conditions there remain volatile.

Asia-Pacific. Asia-Pacific operating profits in the first quarter of 2004 were higher than for the same period last year primarily due to improved results in Global Services partially offset by higher costs in Australia.

Brink's Home Security


                                                                Three Months Ended
                                                                     March 31,                     %
(In millions)                                                 2004              2003            Change
-------------------------------------------------------------------------------------------------------
Revenues                                               $      82.0               73.9             11
-------------------------------------------------------------------------------------------------------

Operating profit:
   Recurring services (a)                              $      35.1               30.3             16
   Investment in new subscribers (b)                         (15.7)             (13.6)            15
-------------------------------------------------------------------------------------------------------
                                                       $      19.4               16.7             16
=======================================================================================================

Monthly recurring revenues (c)                         $      24.0               21.6             11
=======================================================================================================

Cash flow information:
   Depreciation and amortization (d)                   $      12.5               11.6              8
   Impairment charges from subscriber disconnects              8.7                7.5             16
   Amortization of deferred revenue (e)                       (6.1)              (5.8)             5
   Deferral of subscriber acquisition costs
     (current year payments)                                  (4.7)              (4.3)             9
   Deferral of revenue from new subscribers
     (current year receipts)                                   8.1                6.5             25
   Capital expenditures                                      (26.7)             (23.1)            16
=======================================================================================================

(a) Reflects operating profit generated from the existing subscriber base including the amortization of deferred revenues and deferred expenses.
(b) Primarily marketing and selling expenses, net of the deferral of direct selling expenses (primarily a portion of sales commissions), incurred in the acquisition of new subscribers.
(c)  See "Reconciliation of Non-GAAP Measures - Monthly Recurring Revenues."
(d)  Includes amortization of deferred subscriber acquisition costs.
(e) Includes amortization of deferred revenue related to active subscriber accounts as well as the immediate recognition of deferred revenue related to subscriber disconnects.


Revenues
The increase in BHS' revenues for the first quarter of 2004 over the comparable 2003 period was primarily due to a 9% larger average subscriber base and slightly higher average monitoring rates. The slight increase in average monitoring rates is primarily due to new customers initiating service at generally higher monitoring rates than the average rate being paid by existing customers. The above factors also contributed to an 11% increase in monthly recurring revenues for March 2004 as compared to March 2003.

Operating profit
Operating profit increased $2.7 million for the first quarter of 2004 from the same period of 2003 as higher profit from recurring services was partially offset by an increased investment in new subscribers. Higher profit from recurring services was primarily due to the larger subscriber base and improved productivity in the provision of field service.

Other
Police departments in two major western U.S. cities are not required to respond to calls from alarm companies unless an emergency has been visually verified. If more police departments refuse to respond to calls from alarm companies without visual verification, this could have an adverse effect on future results of operations for BHS.

Subscriber activity

                                           Three Months Ended
                                                March 31,                  %
(Subscriber data in thousands)           2004              2003         Change
--------------------------------------------------------------------------------
Number of subscribers:
   Beginning of period                  833.5              766.7           9
   Installations                         34.1               27.4          24
   Disconnects                          (13.5)             (12.6)          7
--------------------------------------------------------------------------------
   End of period                        854.1              781.5           9
================================================================================
Average number of subscribers           843.5              774.0           9
Annualized disconnect rate (a)            6.4%               6.5%
================================================================================

(a) The disconnect rate is a ratio, the numerator of which is the number of customer cancellations during the period and the denominator of which is the average number of subscribers for the period. The gross number of customer cancellations is reduced for customers who cancel service at one location but continue service at a new location, accounts charged back to the dealers because the customers cancelled service during the specified contractual term and inactive sites that return to active service during the period.


Installations increased 24% for the first quarter of 2004 as compared to the same period of 2003 primarily as a result of growth in traditional installation volume along with a large increase in installations obtained through the dealer network. BHS believes its 2004 annualized disconnect rate improved over the first quarter of 2003 largely due to the cumulative effect of having improved its subscriber selection and retention processes in recent years and its high quality customer service. Disconnect rates are typically higher in the second and third quarters of the year because of an increase in residential moves during summer months.

Reconciliation of Non-GAAP Measures - Monthly Recurring Revenues

                                                        Three Months Ended
                                                            March 31,
(In millions)                                        2004                2003
--------------------------------------------------------------------------------
March:
   Monthly recurring revenues ("MRR") (a)        $   24.0                21.6
   Amounts excluded from MRR:
     Amortization of deferred revenue                 2.1                 2.0
     Other revenues (b)                               1.8                 1.3
--------------------------------------------------------------------------------
   Revenues on a GAAP basis                      $   27.9                24.9
--------------------------------------------------------------------------------

Revenues on a GAAP basis:
   March                                         $   27.9                24.9
   January - February                                54.1                49.0
--------------------------------------------------------------------------------
   January - March                               $   82.0                73.9
================================================================================

(a) MRR is calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for contracted monitoring and maintenance services.
(b)  Revenues that are not pursuant to monthly contractual billings.


The Company believes the presentation of MRR is useful to investors because the measure is widely used in the industry to assess the amount of recurring revenues from subscriber fees a home security business produces.

BAX Global


                                                     Three Months Ended
                                                          March 31,                     %
(In millions)                                      2004              2003            Change
----------------------------------------------------------------------------------------------
Revenues:
   Americas (a)                             $     264.7              236.6             12
   International (b)                              309.1              244.3             27
   Eliminations                                   (19.3)             (17.3)           (12)
----------------------------------------------------------------------------------------------
                                            $     554.5              463.6             20
==============================================================================================

Operating profit (loss):
   Americas (a)                             $      (1.9)              (9.7)            80
   International (b)                                8.7                7.1             23
   Corporate                                       (3.7)              (2.9)           (28)
----------------------------------------------------------------------------------------------
                                            $       3.1               (5.5)            NM
==============================================================================================

Cash flow information:
   Depreciation and amortization            $      10.7               12.2            (12)
   Capital expenditures                             6.9                5.8             19
==============================================================================================

Intra-America revenue                       $     125.1              110.9             13
Worldwide expedited freight services (c):
   Revenues                                 $     415.6              354.0             17
   Weight in pounds                               418.0              367.2             14
==============================================================================================

(a) U.S., Mexico, Latin America and Canada.
(b) Europe-Middle East-Africa("EMEA") and Asia-Pacific.
(c) Includes U.S. deferred freight services.


Overview
In the first quarter of 2004, BAX Global's operating results were $8.6 million above the same quarter last year on a 20% increase in revenues (15% increase in revenues on a constant currency basis). Results were higher primarily due to higher volumes in the Intra-America network. Increased air export volumes and supply chain management activity in Asia-Pacific also improved revenues in 2004.

Americas
Intra-America. BAX Global's first quarter 2004 operating loss in the Americas region was $7.8 million lower than the same 2003 period on a 12% increase in revenues. Revenues and operating results improved on an increase in Intra-America volumes of expedited airfreight. Higher volumes related to BAX Global's new wholesale freight forwarding product were partially offset by lower volumes of the overnight airfreight products. Volumes for freight with deferred delivery also increased in the quarter.

The year-over-year increase in expedited freight volume reverses a recent trend in the air freight industry and at BAX Global of declining year-over-year expedited freight volume. The recent unfavorable trend has been generally attributed to customers shifting to deferred delivery options to reduce freight costs. Although the Company believes that customers will continue to optimize their logistics operations and that this trend may continue over the long-term, the Company believes that the absolute demand for expedited freight should improve with a growing economy.

The 2004 operating loss in the Americas includes higher expense from the Company's primary U.S. pension plan. Heavy maintenance expense was $1.0 million higher in the first quarter of 2004 compared to the same 2003 period primarily due to adjustments recorded in the first quarter of 2003 in conjunction with the renegotiation of certain return provisions of its aircraft lease agreements and the completion of a study of the lease agreements.

Other. U.S. air export volumes were higher in the 2004 period over 2003, while revenue per pound (excluding fuel and other surcharges) declined in the 2004 period as compared to the same period of 2003. Charter activity was also higher in the 2004 quarter. Growth in the U.S. supply chain management business improved revenues in the first quarter of 2004 as compared to the same period of 2003 due to the addition of new customers as well as increased activity for existing customers. Air exports and ocean imports and exports in the U.S. were each slightly higher in the first quarter of 2004 compared to the same quarter of 2003.

International
International operating profits increased 23% for the first quarter compared to the 2003 period on a 27% increase in revenues (17% increase in revenues on a constant currency basis).

Asia-Pacific. Revenues and operating profit for the first quarter of 2004 benefited from an increase in Asia-Pacific air export volumes, particularly on exports from mainland China and Hong Kong, primarily as a result of higher exports by high-tech customers. Although operating profit increased, margins declined as carriers raised rates due to tight supply and much of these increases could not initially be passed on to customers. In addition, due to competitive pressure margins have been generally lower in China and Hong Kong than in other parts of Asia.

Asia-Pacific's results also benefited from growth in supply chain management operations, including the effects of continued growth in China during the first quarter of 2004.

EMEA. Competitive market pressures in the EMEA region continued during the quarter with a weak European economy resulting in lower export volumes compared with the 2003 quarter.

BAX Global corporate
BAX Global corporate expense increased $0.8 million in the first quarter of 2004 versus the prior-year period partially due to foreign currency transaction losses in 2004.

Corporate Expense - The Brink's Company

                                       Three Months Ended
                                            March 31,                     %
(In millions)                        2004              2003            Change
-------------------------------------------------------------------------------

Corporate expense             $       9.1                7.0             30
===============================================================================


Corporate expense was higher in the 2004 period primarily as a result of higher professional fees related to the Company's documentation and testing of its internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002. Costs related to Section 404 of the Sarbanes-Oxley Act are expected to be $4 million to $5 million higher in the full-year 2004 compared to 2003.

Former Coal Operations

Costs of former coal operations included in continuing operations



                                                                        Three Months Ended
                                                                              March 31,             %
(In millions)                                                            2004          2003       Change
---------------------------------------------------------------------------------------------------------
Company-sponsored postretirement benefits other than pensions     $       9.4           12.2       (23)
Black lung                                                                1.5            1.5         -
Pension                                                                   0.6            0.1       200+
Administrative, legal and other expenses, net                             2.5            2.1        19
Idle and closed mine expense                                              0.2            1.9       (90)
Gains on sales of property and equipment and other income                (1.7)          (0.5)      200+
---------------------------------------------------------------------------------------------------------
                                                                  $      12.5           17.3       (28)
---------------------------------------------------------------------------------------------------------


Company-sponsored postretirement benefits other than pension
Effective January 1, 2004, the Company began accounting for the investments held by its VEBA as plan assets of its coal-related retiree medical plan in accordance with SFAS No. 106, as described in note 1 to the consolidated financial statements. Accordingly, the Company has reduced its postretirement benefit expenses by the expected earnings of the plan assets; $2.3 million in the quarter ended March 31, 2004.

The Company's coal-related retiree medical plan is expected to qualify for a federal subsidy introduced as part of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. As a result, the Company included an actuarial gain in the estimate of the December 31, 2003 projected benefit obligation. This resulted in a $1.5 million reduction in the Company's postretirement benefit expense in the first quarter of 2004 compared to what it would have been otherwise. The effect on the full year is expected to be $5.8 million.

Administrative, legal and other expenses, net
Administrative, legal and other expenses, net, are expected to decline as administrative functions are reduced and residual assets are sold. Expenses related to residual assets include property taxes, insurance and lease payments.

Idle and closed mine expense
Expenses associated with idle and closed mines were significantly lower in 2004 as compared to 2003 as a result of the sale in late 2003 of most remaining properties.

Gains on sale of property and equipment
Gains or losses on the disposal of coal-related assets which were initially retained after production and marketing ended are included in continuing operations as part of the net expenses related to former coal operations.

The Company sold substantially all of its remaining coal-related assets in West Virginia in the fourth quarter of 2003 for $28.8 million of proceeds, including $14.8 million of liabilities contractually assumed by the buyer. However, the transfer of many of these liabilities is not final until the purchaser replaces the Company's bonds with surety bonds of its own. Accordingly, the Company is recording gains associated with the sale of these properties as surety bonds are replaced. During the first quarter of 2004, the Company recorded a $0.3 million gain related to liability transfers. The Company will record additional gains of approximately $6 million as remaining bonds are replaced.

The Company sold additional coal-related assets in April 2004 and expects to record a $2.3 million pretax gain in the second quarter of 2004.

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

Brink's Venezuelan subsidiaries were considered to be operating in a highly inflationary economy during 2002. However, Venezuela was no longer treated as having a highly inflationary economy effective January 1, 2003. It is possible that the economy in Venezuela may be considered highly inflationary again in the future.

The Company is also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, political instability, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Company cannot be predicted.

Other Operating Income, Net

The line items below are recorded within operating profit of a Business and Security Services segment, or corporate or former coal operation expenses.



                                                               Three Months Ended
                                                                    March 31,                 %
(In millions)                                                2004              2003        Change
---------------------------------------------------------------------------------------------------
Gains on sales of operating assets, net               $       1.4                0.2        200+
Foreign currency transaction gains, net                       0.1                0.4        (75)
Share in earnings of equity affiliates                        0.8                0.9        (11)
Royalty income                                                0.5                0.4         25
Other                                                         0.7                0.6         17
---------------------------------------------------------------------------------------------------
Total                                                 $       3.5                2.5         40
===================================================================================================


Nonoperating Income and Expense

Interest and other income (expense), net


                                                               Three Months Ended
                                                                    March 31,                  %
(In millions)                                                2004              2003         Change
---------------------------------------------------------------------------------------------------
Recognition of gain on investments held by VEBA       $       4.4                -            NM
Interest income                                               1.1                1.6         (31)
Discounts and other fees of accounts receivable
   securitization program                                    (0.4)              (0.4)          -
Other, net                                                   (0.7)               0.6          NM
---------------------------------------------------------------------------------------------------
Total                                                 $       4.4                1.8         144
===================================================================================================

As discussed earlier, as of January 1, 2004, the Company restricted the use of the VEBA to pay only benefits associated with the coal-related postretirement medical benefits plan. Prior to that time, unrealized gains and losses on securities still held (not sold and reinvested in other securities) by the VEBA were recorded in other comprehensive income. With the restriction of the use of the VEBA, the unrealized net gain at the transition date was recorded as a one-time pretax gain of $4.4 million in the first quarter of 2004.

Minority interest

                                      Three Months Ended
                                           March 31,                     %
(In millions)                       2004              2003            Change
------------------------------------------------------------------------------

Minority interest            $       3.3                0.8            200+
==============================================================================


The increase in minority interest expense is primarily due to improved results in Venezuela.

Income Taxes


                                 Income tax expense (benefit)              Effective tax rate
------------------------------------------------------------------------------------------------------
Three Months Ended March 31,       2004                2003           2004                   2003
------------------------------------------------------------------------------------------------------
                                         (in millions)                      (in percentages)
Continuing operations           $  11.8                (1.9)          40.6%                  37.3%
Discontinued operations             4.7                 1.0           35.3%                  40.0%
======================================================================================================


The effective income tax rate on continuing operations in the first quarter of both years was higher than the 35% U.S. statutory tax rate due primarily to the effect of state taxes. State taxes have been recorded at a higher than normal rate due to the inability to use losses in certain U.S. state jurisdictions where the Company has recorded valuation allowances. In addition, the tax rate in 2004 reflects higher costs related to expected taxes on undistributed earnings of foreign equity affiliates and estimated non-deductible expenses.

The Company's effective tax rate may fluctuate materially from period to period due to changes in the expected geographical mix of earnings, changes in valuation allowances or accruals for contingencies and other factors. Subject to the above factors, the Company currently expects that the effective tax rate for the full year 2004 will approximate 40%.

The Company establishes or reverses valuation allowances for deferred tax assets depending on all available information including historical and expected future operating performance of its subsidiaries. Changes in judgment about the future realization of deferred tax assets can result in significant adjustments to the valuation allowances. Because of continuing losses in certain European subsidiaries, the Company may conclude in the future that a valuation allowance should be recorded related to approximately $7 million of deferred tax assets at March 31, 2004, if operating results do not improve.

Discontinued Operations

In July 2003 the Company agreed to sell its timber business for approximately $39 million in cash. The Company received $5.4 million in the fourth quarter of 2003 and $31.8 million in the first quarter of 2004. The Company expects to receive up to $1.9 million in the second quarter of 2004. The Company recognized a $4.8 million pretax gain in the fourth quarter of 2003 and an $18.8 million pretax gain in the first quarter of 2004 on the sale of the timber business. The Company expects to recognize up to a $1.9 million pretax gain in the second quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES
================================================================================

Overview

Cash flows before financing activities increased $11.4 million in the first three months of 2004 compared to the first three months of 2003. Cash provided by operating activities increased primarily due to improved operating profit. Cash flows from investing activities increased primarily because of amounts collected related to the sale of the timber business. Cash flows from discontinued operations reflect the operating results of the former natural gas, timber and gold operations.

Summary of Cash Flow Information



                                                               Three Months Ended
                                                                    March 31,                     $
(In millions)                                                2004              2003            Change
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Continuing operations:                                    55.8               45.5             10.3
   Discontinued operations                                    0.2                3.8             (3.6)
-------------------------------------------------------------------------------------------------------
     Operating activities                                    56.0               49.3              6.7
-------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Continuing operations:
      Net proceeds from:
        Sale of timber business                              25.6                -               25.6
        Monetization of notes receivable related to
          sale of coal operations                             -                  6.2             (6.2)
      Capital expenditures and aircraft heavy
        maintenance expenditures                            (53.8)             (49.2)            (4.6)
      Acquisitions                                          (13.2)              (4.5)            (8.7)
      Other                                                  (2.4)              (0.3)            (2.1)
   Discontinued operations                                   (0.8)              (1.5)             0.7
-------------------------------------------------------------------------------------------------------
     Investing activities                                   (44.6)             (49.3)             4.7
-------------------------------------------------------------------------------------------------------

Cash flows before financing activities                $      11.4                -               11.4
=======================================================================================================


Operating Activities

Cash provided by operating activities was $6.7 million higher in the first three months of 2004 compared to the same period in 2003 primarily due to improved operating profit at Business and Security Services segments, partially offset by lower cash provided by discontinued operations.

Investing Activities

Cash used by investing activities in the first three months of 2004 included $25.6 million of net cash proceeds from the sale of the timber business ($31.8 million in cash received less $6.2 million paid to buy out related equipment leases). The 2003 period includes $6.2 million of cash related to the collection of a note receivable related to the 2002 sale of coal operations.

Capital expenditures and aircraft heavy maintenance expenditures were as follows:



                                                    Three Months Ended
                                                         March 31,                     $
(In millions)                                     2004              2003            Change
--------------------------------------------------------------------------------------------
Capital expenditures:
   Brink's                                 $      16.1               16.4             (0.3)
   Brink's Home Security                          26.7               23.1              3.6
   BAX Global                                      6.9                5.8              1.1
   Corporate                                       0.3                -                0.3
--------------------------------------------------------------------------------------------
     Capital expenditures                  $      50.0               45.3              4.7
============================================================================================

Aircraft heavy maintenance expenditures    $       3.8                3.9             (0.1)
============================================================================================


Capital expenditures for the first three months of 2004 were $4.7 million higher than for the same period in 2003 primarily due to an increase in subscriber installations at BHS as well as an increase in spending on information technology projects at BAX Global.

Capital expenditures for the full-year 2004 are currently expected to range from $210 million to $230 million versus the $203 million spent in 2003. The expected increase reflects an increase in customer installations at BHS and information technology spending at Brink's and BAX Global. The Company expects to spend between $20 million and $25 million on aircraft heavy maintenance in 2004.

Business Segment Cash Flows

The Company's cash flows before financing activities for each of the operating segments are presented below:


                                                             Three Months Ended
                                                                  March 31,                $
(In millions)                                              2004              2003       Change
-----------------------------------------------------------------------------------------------
Cash flows before financing activities

Continuing operations:
   Business and Security Services:
     Brink's                                           $  (13.3)            (11.2)       (2.1)
     BHS                                                   16.5              12.7         3.8
     BAX Global                                             8.0               1.6         6.4
-----------------------------------------------------------------------------------------------
     Subtotal of Business and Security Services            11.2               3.1         8.1

   Corporate and former operations:
     Net proceeds from:
       Sale of timber business                             25.6               -          25.6
       Monetization of notes receivable related to
         sale of coal operations                            -                 6.2        (6.2)
     Other                                                (24.8)            (11.6)      (13.2)
-----------------------------------------------------------------------------------------------
      Subtotal of continuing operations                    12.0              (2.3)       14.3

Discontinued operations                                    (0.6)              2.3        (2.9)
-----------------------------------------------------------------------------------------------
Cash flows before financing activities                 $   11.4               -          11.4
===============================================================================================

Overview
Cash flows before financing activities increased as a result of higher cash flows from Business and Security services and the sale of the timber business, partially offset by the 2003 monetization of a note receivable related to the coal business.

Brink's
Cash flows before financing activities at Brink's decreased primarily due to a year-over-year increase in the amount of cash used for acquisitions ($12.9 million in 2004 for an acquisition in Greece and $4.5 million in 2003 for an acquisition in Belgium) partially offset by higher 2004 operating profit. Cash used for working capital needs was slightly lower in the first quarter of 2004.

BHS
The increase in BHS' cash flows before financing activities is primarily due to higher operating profit partially offset by an increase in capital expenditures reflecting the growth in installations.

BAX Global
Cash flows before financing activities at BAX Global increased $6.4 million reflecting better operating results in the first quarter of 2004. A decrease in the cash used to cover working capital needs included the net effects of increasing levels of International receivables and accounts payable in 2004, primarily in the Asia-Pacific region as a result of its higher sales volume.

Corporate and former operations
The increase in cash out flows for other corporate and former coal operations for the three months ended March 31, 2004 reflected higher corporate expenses in the 2004 period. In addition, the first quarter 2003 cash flow benefited from the liquidation of retained net working capital from the Company's former coal operations.

Discontinued operations
Cash flows from discontinued operations includes the cash from operations and capital expenditures of the former natural resource businesses.

Financing activities

Summary of cash flows from financing activities

                                                   March 31,       March 31,
(In millions)                                        2004            2003
-----------------------------------------------------------------------------

   Short-term debt                               $   25.9            24.9
   U.S. Revolving Facility                          (20.9)           (7.0)
   Other                                             (5.2)           (2.1)
-----------------------------------------------------------------------------
     Net borrowings (repayments) of debt             (0.2)           15.8

   Dividends                                         (1.3)           (1.3)
   Other, net                                         4.3             0.1
-----------------------------------------------------------------------------
     Financing activities                        $    2.8            14.6
=============================================================================


The Company's operating liquidity needs are typically financed by short-term debt, the Company's accounts receivable securitization facility and the Company's U.S. Revolving Facility, described below.

In the first quarter of 2004 and 2003, the Company paid $0.025 per share quarterly dividends on its common stock (annual rate of $0.10 per share). Dividends paid on common stock totaled $1.3 million in each first quarter period. Future dividends are dependent on the earnings, financial condition, cash flow and business requirements of the Company, as determined by the Board.

Capitalization

The Company uses a combination of debt, leases, an asset securitization facility and equity to capitalize its operations.

Debt
The Company has an unsecured $350 million U.S. revolving bank credit facility (the "U.S. Revolving Facility") with a syndicate of banks under which it may borrow (or otherwise satisfy credit needs) on a revolving basis over a three-year term ending September 2005. Approximately $260.8 million was available for borrowing under this facility on March 31, 2004.

The Company has three unsecured multi-currency revolving bank credit facilities with a total of $110 million in available credit, of which approximately $39.0 million was available at March 31, 2004. When rates are favorable, the Company also borrows from other U.S. banks under short-term uncommitted agreements. Various foreign subsidiaries maintain other secured and unsecured lines of credit and overdraft facilities with a number of banks. Amounts outstanding under these agreements are included in short-term borrowings.

At December 31, 2003, the Company had $95.0 million of Senior Notes outstanding that are scheduled to be repaid in 2005 through 2008. The Company has the option to prepay all or a portion of the Senior Notes prior to maturity with a prepayment penalty. The Senior Notes are unsecured.

The Company's Brink's, BHS, and BAX Global subsidiaries have guaranteed the U.S. Revolving Facility and the Senior Notes. The U.S. Revolving Facility, the agreement under which the Senior Notes were issued and the multi-currency revolving bank credit facilities each contain various financial and other covenants. The financial covenants, among other things, limit the Company's total indebtedness, provide for minimum coverage of interest costs, and require the Company to maintain a minimum level of net worth. If the Company were not to comply with the terms of its various loan agreements, the repayment terms could be accelerated. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements. The Company was in compliance with all financial covenants at March 31, 2004.

Reconciliation of Net Debt and Net Financings to GAAP measures


                                                                      March 31,      December 31,
(In millions)                                                           2004             2003
-------------------------------------------------------------------------------------------------
Short-term debt and current maturities of long-term debt        $       90.9             53.0
Long-term debt                                                         176.1            221.5
-------------------------------------------------------------------------------------------------
   Debt                                                                267.0            274.5
Less cash and cash equivalents                                        (141.2)          (128.7)
-------------------------------------------------------------------------------------------------
Net Debt                                                               125.8            145.8
Amounts sold under accounts receivable securitization facility          73.0             77.0
-------------------------------------------------------------------------------------------------
Net Financings                                                  $      198.8            222.8
=================================================================================================


The Company believes that Net Debt and Net Financings are useful measures of the Company's financial leverage. Net Debt and Net Financings were lower in the quarter ended March 31, 2004 primarily as a result of the sale of the timber business, partially offset by acquisitions at Brink's.

The Company believes it has adequate sources of liquidity to meet its near-term requirements.

Equity
At March 31, 2004, the Company had 100 million shares of common stock authorized and 56.8 million shares issued and outstanding. The Company has the authority to issue up to 2.0 million shares of preferred stock, par value $10 per share. The Company has the authority to purchase up to 1.0 million shares of common stock with an aggregate purchase price of $19.1 million. No purchases were made in 2003 or the first three months of 2004.

Contingencies

See notes 4 and 8 of the March 31, 2004 consolidated financial statements for a description of the Company's contingencies.

Recent Accounting Pronouncements

See note 1 of the March 31, 2004 consolidated financial statements for a description of recent accounting pronouncements.

Market Risks and Hedging and Derivative Activities

The Company has activities in more than 100 countries and a number of different industries. These operations expose the Company to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. In addition, the Company consumes certain commodities in its businesses, exposing it to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by the Company as an integral part of its overall risk management program. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency rate fluctuations in any one country may have on the Company's consolidated results. The Company's risk management program considers this favorable diversification effect as it measures the Company's exposure to financial markets and as appropriate, seeks to reduce the potentially adverse effects that the volatility of certain markets may have on its operating results. The Company has not had any material change in its market risk exposures in the three months ended March 31, 2004.

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

There has been no change in the Company's internal control over financial reporting during the three months ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Forward-looking information

Certain of the matters discussed in this document involve forward-looking information. Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes," "may," and similar expressions may identify forward-looking information. Forward-looking information in this document includes, but is not limited to, statements regarding the expectation of significant ongoing expenses and cash outflows related to former coal operations, the continued benefits to Brink's European operating results of management changes and workforce reductions, the impact on BHS of the refusal of police departments to respond to alarms without visual verification, seasonal fluctuations in BHS' disconnect rate, the duration of the shift from expedited to deferred delivery, possible increases in the absolute demand for expedited freight, the effects on BAX Global of the European economy, the possibility that Venezuela may be considered highly inflationary again, expected costs relating to Section 404 of Sarbanes-Oxley, expected receipt of payments in the second quarter of 2004 related to the transfer of the timber business, the recognition of gains related to natural resources transactions, the impact of the prescription drug reform on the Company's postretirement benefit obligation for the full year, the anticipated decline of administrative, legal and other expenses, net, related to the former coal business, the expected replacement of bonds, changes in the effective tax rate, the need to record additional valuation allowances, capital expenditures in 2004, expenditures for aircraft heavy maintenance in 2004 and the adequacy of sources of liquidity to meet the Company's near term requirements. The forward-looking information in this document is subject to known and unknown risks, uncertainties and contingencies that could cause actual results to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond the control of the Company, include, but are not limited to, the timing of the pass-through of costs by third parties and governmental authorities relating to the disposal of the coal assets, retirement decisions by mine workers, black lung claims incidence, the financial stability of companies with payment obligations under the Health Benefit Act, the number of dependents for whom benefits are provided, actual medical and legal expenses related to benefits, the funding and benefit levels of multi-employer plans and pension plans, changes in inflation rates and interest rates, the ability of Brink's management to effectively address economic and other pressures in Europe, costs associated with Brink's workforce reductions, the incidence of false alarms, the willingness of BHS' customers to pay for private response personnel or other alternatives to police responses to alarms, the number of BHS customers who move during the second and third quarters, the ability of businesses to satisfy their obligations through the use of deferred delivery, BAX Global's ability to manage costs, the utilization of internal resources and the availability of external resources for use in documentation and testing of internal controls, additional
Section 404 guidance from the PCAOB or the Company's auditors, the completion and processing of permit replacement documentation and the ability of the purchasers of coal assets to post the required replacement bonds, social, political or economic changes in Venezuela, the release of the remaining escrowed timber purchase price, changes in valuation allowances and the expected geographical mix of earnings, initiatives to control costs and increase profitability, the financial performance of the Company, acquisitions made by the Company, extensions of aircraft leases and the renegotiation of maintenance obligations, changes in the utilization of aircraft, the willingness and ability of the Company's lenders to provide liquidity, overall domestic and international economic, political, social and business conditions, foreign currency exchange rates, pricing and other competitive industry factors, labor relations, fuel prices, legislative initiatives, new government regulations, judicial decisions, variations in costs or expenses and the ability of counterparties to perform.

                           Part II - Other Information
                           ---------------------------


Item 2.           Changes in Securities and Use of Proceeds
-------

In 1992, the Company established an irrevocable grantor trust (the "Trust") that provides a flexible structure to pre-fund a wide variety of compensation and benefit plans. Shares are issued by the Company to the Trust in exchange for a promissory note for the fair market value of the shares deposited. As shares are released from the Trust in connection with Company sponsored plans, the promissory note is effectively amortized.

On March 31, 2004, 2.5 million shares of Brink's Common Stock were issued to the Trust to provide shares for future issuance under certain of the Company's compensation and benefit plans in exchange for a promissory note for the fair market value of the shares, $61.5 million.

The shares issued to the Trust are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the shares were privately placed.

Item 6.           Exhibits and Reports on Form 8-K
-------           --------------------------------

(a)               Exhibits:

                  Exhibit
                  Number
                  ------

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

(b)               Reports on Form 8-K:

                  (i) Report on Form 8-K furnished on February 4, 2004, providing the Registrant's earnings press release for the fourth quarter of 2003 pursuant to Item 12 of Form 8-K.

                                    SIGNATURE
                                    ---------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  THE BRINK'S COMPANY



May 5, 2004                                       By: /s/ Robert T. Ritter
                                                      ------------------------
                                                          Robert T. Ritter
                                                          (Vice President -
                                                       Chief Financial Officer)