Form 10-Q
period 2004-06-30
BRINKS CO
filed 2004-08-09
CIK 78890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q




            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from ________ to ________


                          Commission file number 1-9148




                               THE BRINK'S COMPANY
                   -------------------- --------------------
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

As of August 9, 2004, 56,743,586 shares of $1 par value common stock were outstanding.

Part I - Financial Information
------------------------------

                               The Brink's Company
                                and subsidiaries

                           Consolidated Balance Sheets



                                                                              June 30,                December 31,
(In millions)                                                                   2004                      2003
------------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
                                    ASSETS

Current assets:
   Cash and cash equivalents                                              $        145.4                   128.7
   Accounts receivable, net                                                        621.5                   580.3
   Prepaid expenses and other                                                       64.4                    59.8
   Deferred income taxes                                                            79.3                    91.7
------------------------------------------------------------------------------------------------------------------
     Total current assets                                                          910.6                   860.5

Property and equipment, net                                                        861.4                   873.2
Goodwill, net                                                                      247.9                   244.1
Investments held by Voluntary Employees' Beneficiary
   Association trust ("VEBA") (see note 1)                                           -                     105.2
Deferred income taxes                                                              275.7                   282.7
Other assets                                                                       181.0                   182.9
------------------------------------------------------------------------------------------------------------------

     Total assets                                                         $      2,476.6                 2,548.6
==================================================================================================================

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings                                                  $         41.7                    35.8
   Current maturities of long-term debt                                             32.4                    17.2
   Accounts payable                                                                299.7                   286.9
   Accrued liabilities                                                             539.2                   504.2
------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                     913.0                   844.1

Long-term debt                                                                     163.2                   221.5
Accrued pension costs                                                               92.6                    86.6
Postretirement benefits other than pensions (see note 1)                           345.6                   504.2
Deferred revenue                                                                   134.7                   130.7
Deferred income taxes                                                               30.0                    26.5
Other liabilities                                                                  250.9                   239.4
------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                           1,930.0                 2,053.0

Commitments and contingent liabilities (notes 4 and 8)

Shareholders' equity:
   Common stock                                                                     56.8                    54.3
   Capital in excess of par value                                                  459.7                   383.0
   Retained earnings                                                               278.9                   237.2
   Accumulated other comprehensive loss                                           (179.3)                 (164.9)
   Employee benefits trust, at market value                                        (69.5)                  (14.0)
------------------------------------------------------------------------------------------------------------------

     Total shareholders' equity                                                    546.6                   495.6
------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                           $      2,476.6                 2,548.6
==================================================================================================================

See accompanying notes to consolidated financial statements.

                               The Brink's Company
                                and subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)



                                                                   Three Months                    Six Months
                                                                  Ended June 30,                 Ended June 30,
(In millions, except per share amounts)                       2004             2003          2004            2003
----------------------------------------------------------------------------------------------------------------------

Revenues                                                  $ 1,131.5            960.6       2,226.0         1,889.5

Expenses:
Operating expenses                                            958.5            827.6       1,888.4         1,634.2
Selling, general and administrative expenses                  137.5            125.3         271.9           250.1
----------------------------------------------------------------------------------------------------------------------
   Total expenses                                           1,096.0            952.9       2,160.3         1,884.3
Other operating income, net                                     2.3              5.5           5.8             8.0
----------------------------------------------------------------------------------------------------------------------
   Operating profit                                            37.8             13.2          71.5            13.2

Interest expense                                               (5.8)            (6.7)        (11.6)          (12.8)
Interest and other income (expense), net                       (0.1)             4.1           4.3             5.9
Minority interest                                              (1.4)            (1.8)         (4.7)           (2.6)
----------------------------------------------------------------------------------------------------------------------
   Income from continuing operations
     before income taxes                                       30.5              8.8          59.5             3.7
Provision for income taxes                                     17.9              3.2          29.7             1.3
----------------------------------------------------------------------------------------------------------------------
   Income from continuing operations                           12.6              5.6          29.8             2.4

----------------------------------------------------------------------------------------------------------------------
Income from discontinued operations, net of tax                 6.0              0.5          14.6             2.0
----------------------------------------------------------------------------------------------------------------------
   Net income                                             $    18.6              6.1          44.4             4.4
======================================================================================================================


Net income per common share:
   Basic:
     Continuing operations                                $    0.23             0.11          0.55             0.05
     Discontinued operations                                   0.11             -             0.27             0.03
----------------------------------------------------------------------------------------------------------------------
                                                          $    0.34             0.11          0.82             0.08
======================================================================================================================

   Diluted:
     Continuing operations                                $    0.23             0.11          0.54             0.05
     Discontinued operations                                   0.11             -             0.27             0.03
----------------------------------------------------------------------------------------------------------------------
                                                          $    0.34             0.11          0.81             0.08
======================================================================================================================

Cash dividends paid per common share                      $    0.025            0.025         0.05             0.05
======================================================================================================================

See accompanying notes to consolidated financial statements.

                               The Brink's Company
                                and subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                            Six Months
                                                                                           Ended June 30,
(In millions)                                                                         2004                2003
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                        $   44.4                 4.4
Adjustments to reconcile net income to net cash provided by operating activities:
      Income from discontinued operations, net of tax                                (14.6)               (2.0)
      Depreciation and amortization                                                   85.3                82.0
      Impairment charges from subscriber disconnects                                  18.9                16.1
      Amortization of deferred revenue                                               (12.7)              (12.2)
      Aircraft heavy maintenance expense                                              13.3                10.3
      Deferred income taxes                                                           17.1                 3.6
      Provision for uncollectible accounts receivable                                  2.5                (2.9)
      Postretirement benefit funding (more) less than expense:
       Pension                                                                        18.4                13.2
       Other than pension                                                             (3.3)                4.4
      Other operating, net                                                             8.8                 6.7
      Changes in operating assets and liabilities, net of effects of acquisitions:
         Accounts receivable                                                         (54.3)               33.6
         Accounts payable and accrued liabilities                                     26.3               (32.8)
         Deferred subscriber acquisition costs                                        (9.4)               (8.9)
         Deferred revenue from new subscribers                                        16.8                13.2
         Prepaid and other current assets                                            (13.7)              (18.3)
         Other, net                                                                  (10.1)               (6.6)
      Discontinued operations, net                                                     0.2                11.4
----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                            133.9               115.2
----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Capital expenditures                                                                 (99.5)              (93.9)
Aircraft heavy maintenance expenditures                                              (10.9)              (10.2)
Proceeds from disposal of:
   Timber business                                                                    33.7                 -
   Less purchase of equipment formerly leased                                         (6.2)                -
   Gold business                                                                       1.1                 -
   Property and equipment and other assets                                             7.0                 3.4
Monetization of notes receivable related to sale of coal business                      -                  26.0
Contribution to Voluntary Employees' Beneficiary Association                           -                 (32.0)
Acquisitions                                                                         (11.9)               (4.5)
Other, net                                                                            (5.2)               (3.0)
Discontinued operations, net                                                          (0.8)               (4.1)
----------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                (92.7)             (118.3)
----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Long term debt:
   Additions                                                                          29.0                40.4
   Repayments                                                                        (69.7)              (48.7)
Short-term borrowings, net                                                            10.9                44.1
Dividends                                                                             (2.7)               (2.6)
Proceeds from exercise of stock options                                               11.4                 0.1
Other                                                                                  0.2                 0.1
----------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                     (20.9)               33.4
----------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                               (3.6)                5.4
----------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                             16.7                35.7
Cash and cash equivalents at beginning of period                                     128.7               102.3
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $  145.4               138.0
================================================================================================================

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

Effective January 1, 2004, the Company restricted the use of the assets held by its Voluntary Employees' Beneficiary Association trust ("VEBA") to pay only obligations of its coal-related retiree medical plan and, accordingly, began accounting for the VEBA as a plan asset in accordance with Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." These investments were previously accounted for as available-for-sale securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the investments held by the VEBA were reflected as assets through December 31, 2003. Since January 1, 2004, the carrying value of the VEBA is reflected as a direct offset to the liability within Postretirement benefits other than pensions on the Company's balance sheet. At June 30, 2004 the carrying value of the VEBA was approximately $110 million.

The Company's unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current period's financial statement presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Pro forma earnings per share
The Company accounts for its share-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, since options are granted with an exercise price equal to the market price of the stock on the date of grant, the Company has not recognized any compensation expense related to its stock option plans.

Had compensation costs for share-based compensation plans been determined based on the fair value of awards at the grant dates consistent with the optional recognition provision of SFAS No. 123, "Accounting for Stock Based Compensation," net income per share would have approximated the pro forma amounts indicated below:


                                                                   Three Months                 Six Months
                                                                  Ended June 30,              Ended June 30,
                                                              2004            2003          2004          2003
---------------------------------------------------------------------------------------------------------------
Net income (in millions):
   As reported                                            $    18.6            6.1            44.4         4.4
   Less: share-based compensation expense determined
     under fair value method, net of related tax effects       (0.9)          (1.2)           (1.4)       (2.3)
---------------------------------------------------------------------------------------------------------------
   Pro forma                                              $    17.7            4.9            43.0         2.1
===============================================================================================================

Net income per share:
   Basic, as reported                                     $    0.34           0.11            0.82        0.08
   Basic, pro forma                                            0.33           0.09            0.80        0.04
   Diluted, as reported                                   $    0.34           0.11            0.81        0.08
   Diluted, pro forma                                          0.32           0.09            0.79        0.04
---------------------------------------------------------------------------------------------------------------


The fair value of each stock option grant has been estimated at the time of the grant using the Black-Scholes option-pricing model. Pro forma net income and per share disclosures are computed by amortizing the estimated fair value of the grants over option vesting periods. If a different option-pricing model had been used, results may have been different.

The assumptions used and the resulting weighted-average grant-date estimates of fair value for options granted are as follows:


                                                       Six Months Ended
                                                         June 30, 2004
-----------------------------------------------------------------------

Options granted:
     In millions                                                0.1
     Weighted average exercise price                  $       24.48

Assumptions:
     Expected dividend yield                                    0.5%
     Expected volatility                                         31%
     Risk-free interest rate                                    2.4%
     Expected term (in years)                                   3.4

Fair value estimates:
     In millions                                      $         0.6
     Per share                                        $        6.01
-----------------------------------------------------------------------

The Company granted options for 0.8 million shares in July 2004 with a weighted average exercise price of $32.71 per share. In addition, options for 0.2 million shares with an average exercise price of $38.17 per share terminated in July 2004 without being exercised.

Note 2 - Earnings per share

Basic and diluted weighted average share information used to compute the Company's earnings per share was as follows:



                                                                 Three Months                  Six Months
                                                                Ended June 30,               Ended June 30,
(In millions)                                               2004            2003           2004         2003
--------------------------------------------------------------------------------------------------------------
Basic weighted average common shares outstanding             54.4             53.0          54.1         52.8
Effect of dilutive stock options                              0.7              -             0.7          0.1
--------------------------------------------------------------------------------------------------------------
Diluted weighted average common shares outstanding           55.1             53.0          54.8         52.9
==============================================================================================================

Antidilutive stock options excluded from computation          0.3              3.1           0.3          3.3
==============================================================================================================


During the first six months of 2004, 0.6 million shares of common stock were issued as a result of the exercise of stock options, of which 0.4 million shares were issued in the second quarter of 2004.

Unallocated shares of the Company's common stock held by The Brink's Company Employee Benefits Trust (the "Trust") are treated as treasury shares for earnings per share purposes. Accordingly, such shares are excluded from earnings per share calculations. The Trust held 2.0 million shares at June 30, 2004 and
1.1 million shares at June 30, 2003.

Note 3 - Pension and other postretirement benefits

Pension
The Company has defined benefit pension plans covering substantially all U.S. non-union employees who meet certain minimum requirements. The Company also has other defined benefit plans for eligible non-U.S. employees. The net pension cost for the Company's pension plans in the second quarter and first six months of 2004 and 2003 was as follows:



                                                       U.S. Plans Non-U.S. Total
---------------------------------------------------------------------------------------------------------------
(In millions)                                      2004         2003       2004       2003      2004      2003
---------------------------------------------------------------------------------------------------------------
Three months ended June 30,
Service cost                                   $    5.6          5.6        2.1        1.9       7.7       7.5
Interest cost on projected benefit obligation      10.3          9.5        2.3        2.0      12.6      11.5
Return on assets - expected                       (12.4)       (12.2)      (2.1)      (1.9)    (14.5)    (14.1)
Other amortization, net                             3.6          1.6        0.7        0.8       4.3       2.4
---------------------------------------------------------------------------------------------------------------
Net pension cost                               $    7.1          4.5        3.0        2.8      10.1       7.3
===============================================================================================================

Six months ended June 30,
Service cost                                   $   12.3         11.7        4.3        3.7      16.6      15.4
Interest cost on projected benefit obligation      20.6         19.5        4.7        3.9      25.3      23.4
Return on assets - expected                       (24.8)       (24.6)      (4.3)      (3.7)    (29.1)    (28.3)
Other amortization, net                             7.3          4.1        1.6        1.5       8.9       5.6
---------------------------------------------------------------------------------------------------------------
Net pension cost                               $   15.4         10.7        6.3        5.4      21.7      16.1
===============================================================================================================


Based on December 31, 2003 data, assumptions and funding regulations, the Company does not expect to be required to make a contribution to the primary U.S. plan for the 2004 plan year. The Company made a discretionary contribution of $11 million to its U.S. pension plan in July 2004 for the 2003 plan year. No decision has been made as to whether or not other voluntary contributions will be made this year.

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



                                         Coal-related plans             Other plans                  Total
----------------------------------------------------------------------------------------------------------------
(In millions)                            2004         2003           2004         2003        2004        2003
----------------------------------------------------------------------------------------------------------------
Three months ended June 30,
Service cost                         $    -            -              0.4          0.2         0.4         0.2
Interest cost on accumulated
   postretirement benefit
   obligations ("APBO")                   8.0          8.4            0.5          0.2         8.5         8.6
Return on assets - expected              (2.3)         -              -            -          (2.3)        -
Amortization of losses                    3.3          3.7            0.1          -           3.4         3.7
----------------------------------------------------------------------------------------------------------------
Net postretirement benefit costs     $    9.0         12.1            1.0          0.4        10.0        12.5
================================================================================================================

Six months ended June 30,
Service cost                         $    -            -              0.6          0.4         0.6         0.4
Interest cost on accumulated
   postretirement benefit
   obligations ("APBO")                  16.2         17.1            0.9          0.6        17.1        17.7
Return on assets - expected              (4.6)         -              -            -          (4.6)        -
Amortization of losses                    6.8          7.2            0.1          -           6.9         7.2
----------------------------------------------------------------------------------------------------------------
Net postretirement benefit costs     $   18.4         24.3            1.6          1.0        20.0        25.3
================================================================================================================


As discussed in note 1, the Company began accounting for assets held by its VEBA as plan assets for the Company-sponsored coal-related plans in 2004. The Company expects to make a discretionary contribution of $50 million in the third quarter of 2004 to this VEBA.

The Company's coal-related retiree medical plan is expected to qualify for a federal subsidy introduced as part of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. As a result, the Company included an actuarial gain in its estimate of the December 31, 2003 projected benefit obligation. This resulted in a $2.9 million reduction in the Company's postretirement benefit expense in the first half of 2004 compared to what it would have been otherwise. The effect on the full year is expected to be $5.8 million.

Pneumoconiosis (Black Lung) Benefits
The Company is self-insured with respect to almost all black lung benefits. The components of net periodic postretirement benefit costs related to black lung benefits were as follows:


                                              Three Months                 Six Months
                                              Ended June 30,              Ended June 30,
(In millions)                             2004             2003         2004          2003
--------------------------------------------------------------------------------------------
Interest cost on APBO                 $     0.8              1.1          1.8           2.1
Amortization of losses and other            0.4              0.3          0.9           0.8
--------------------------------------------------------------------------------------------
Net periodic postretirement costs     $     1.2              1.4          2.7           2.9
============================================================================================


Note 4 - Discontinued operations


                                                       Three Months                 Six Months
                                                      Ended June 30,              Ended June 30,
(In millions)                                     2004             2003         2004           2003
-----------------------------------------------------------------------------------------------------
Gain (loss) on sales of:
   Timber                                     $    1.9               -           20.7          -
   Gold                                            -                 -           (0.9)         -

Results from operations:
   Natural Gas                                     -                 5.9          -            8.9
   Timber                                          -                 -           (0.5)         0.2
   Gold                                            -                (1.8)        (1.2)        (1.9)

Adjustments to contingent liabilities of
   former operations:
     Withdrawal liability                          8.1              (3.0)         8.1         (3.0)
     Other                                        (0.7)              -           (3.6)        (0.6)
-----------------------------------------------------------------------------------------------------
Income from discontinued operations before
   income taxes                                    9.3               1.1         22.6          3.6
Income tax expense                                 3.3               0.6          8.0          1.6
-----------------------------------------------------------------------------------------------------
Income from discontinued operations           $    6.0               0.5         14.6          2.0
=====================================================================================================


Gain (loss) on sales

Timber
In December 2003, the Company sold a portion of its timber business for $5.4 million in cash and recognized a $4.8 million pretax gain in discontinued operations. An additional $33.7 million was placed in escrow pending the completion of certain actions. The Company received $31.8 million from escrow in January 2004 for the remaining portion of its timber business. After deducting the book value of related assets and the payment of $6.2 million in January 2004 to purchase equipment formerly leased, the Company has recognized a $20.7 million pretax gain in discontinued operations in the first half of 2004, including $1.9 million in the second quarter of 2004 as the final cash payment was released from escrow.

Gold
In February 2004 the Company completed the sale of its gold operations for approximately $1.1 million in cash plus the assumption of liabilities and recognized a $0.9 million loss.

Results of operations
In addition to the sales of timber and gold businesses, the Company sold its natural gas business in 2003. The results of operations of these businesses through the date of the related sale have been classified as discontinued operations for all periods presented.

Adjustments to contingent liabilities of former operations

Withdrawal Liability
The Company participates in the United Mine Workers of America ("UMWA") 1950 and 1974 pension plans, but expects to ultimately withdraw from these plans. Upon withdrawal from the plans, the Company must pay the plans a portion of any underfunded liability of the plans, in accordance with the terms of the plans. The Company's obligation is based on several factors, including funding status and benefit levels of the plans. The Company's share is determined based on the plan year the Company ultimately is determined to have withdrawn from the plans.

During the second quarter of 2004, the Company revised its estimate of the plan year in which it expects to withdraw from the plans. Based on the formula used to determine withdrawal liabilities, the Company expects its share of the plans' underfunded liabilities will be lower. Accordingly, the Company reduced its estimate of the withdrawal liability by $8.1 million in the second quarter of 2004 to $43.9 million. Since the current estimate uses information on the plans' underfunding at June 30, 2003, the Company expects the liability will change materially in the future as revisions to the funded status of the plans and other assumptions are changed. In the second quarter of 2003, the Company increased its estimate of the accrual by $3.0 million to reflect changes in estimates at that time.

Other
The Company revised its estimated loss associated with certain legal matters related to its former coal operations and recognized $3.6 million of additional expense in the first half of 2004 ($0.7 million in the second quarter of 2004).

Note 5 - Costs associated with exit activities

Brink's - Headquarters
In 2003, management initiated a plan to close the Brink's corporate headquarters in Darien, Connecticut and relocate employees to either the Brink's U.S. headquarters in Coppell, Texas or The Brink's Company headquarters in Richmond, Virginia. The following summarizes the 2004 payments and liability for the exit activity:


                                     One-time           Contract
                                    Termination        Termination
(In millions)                        Benefits             Costs           Other        Total
---------------------------------------------------------------------------------------------
Balance at December 31, 2003    $       0.3                0.6              0.2         1.1
Payments                               (0.3)              (0.3)            (0.1)       (0.7)
---------------------------------------------------------------------------------------------
Balance at June 30, 2004        $       -                  0.3              0.1         0.4
=============================================================================================


A total of $5.4 million was included primarily in selling, general and administrative expense in the last nine months of 2003 ($0.9 million in the second quarter of 2003) associated with the Darien closure.

Note 6 - Supplemental cash flow information


                                                                                 Six Months
                                                                               Ended June 30,
(In millions)                                                           2004                    2003
------------------------------------------------------------------------------------------------------
Cash paid for:
   Interest                                                      $        9.7                    11.6
   Income taxes, net of refunds                                           9.7                    13.3
======================================================================================================

Depreciation of property and equipment and other amortization    $       81.0                    78.2
Amortization of BHS deferred subscriber acquisition costs                 4.3                     3.8
------------------------------------------------------------------------------------------------------
Total depreciation and amortization                              $       85.3                    82.0
======================================================================================================


Note 7 - Comprehensive income


                                                          Three Months                 Six Months
                                                         Ended June 30,              Ended June 30,
(In millions)                                        2004             2003         2004           2003
-------------------------------------------------------------------------------------------------------
Net income                                       $    18.6              6.1         44.4          4.4
Other comprehensive income (loss), net of
    reclasses and taxes:
     Foreign currency translation adjustments         (7.5)            17.8        (11.5)        22.2
     Cash flow hedges                                  0.5              1.5          0.3          4.6
     Marketable securities                             0.1              0.1         (2.7)         0.1
     Minimum pension liability                        (0.5)             -           (0.5)         -
-------------------------------------------------------------------------------------------------------
Comprehensive income                             $    11.2             25.5         30.0         31.3
=======================================================================================================


Note 8 - Contingencies

Value-added taxes and customs duties
The Company recently discovered that one of its non-U.S. Brink's, Incorporated business units has not paid foreign customs duties and value-added taxes with respect to the importation of certain goods and services. In addition, the Company has been advised that there may be civil and criminal penalties asserted for the non-payment of these custom duties and value-added taxes. At this time, the business unit has not been notified by any governmental authority that it may be subject to any penalties.

As a result of its ongoing investigation, the Company charged $2.1 million to earnings in the second quarter of 2004 as follows:



                                                                   Three Months Ended
(In millions)                                                         June 30, 2004
-------------------------------------------------------------------------------------
Penalties on unpaid value-added taxes                              $       0.4
Duties                                                                     0.9
-------------------------------------------------------------------------------------
     Amount charged to operating expenses                                  1.3
Interest expense on unpaid value-added taxes and customs duties            0.8
-------------------------------------------------------------------------------------
                                                                   $       2.1
=====================================================================================

The Company evaluates many factors to determine whether it should recognize or disclose a loss contingency, including the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. The Company believes that the range of probable penalties related to unpaid value-added taxes is between $0.4 million and $3 million and that no amount within that range is a better estimate than any other amount within the range. Accordingly, the Company has accrued $0.4 million for these penalties.

The Company has concluded that a loss related to penalties on unpaid customs duties is not probable. The Company believes that the range of reasonably possible losses related to these penalties is between $0 and approximately $50 million. The Company believes that the assertion of these penalties would be excessive and would vigorously defend against any such assertion.

The Company intends to pursue diligently the timely resolution of this matter and, accordingly, the Company's estimate of the potential losses could change materially in future periods. The assertion of potential penalties may be material to the Company's financial position and results of operations. These penalties could be asserted at any time. Although the Company has accrued $0.8 million of interest for the unpaid value-added taxes and customs duties, the Company does not expect to be assessed interest charges in connection with any penalties that may be asserted.

The Company's investigation is ongoing. The Company has begun implementing measures designed to prevent similar situations in the future. The Company believes that the circumstances giving rise to this matter are isolated to this particular business unit.

Litigation
BAX Global is defending a claim related to the apparent diversion by a third party of goods being transported for a customer. Although BAX Global is defending this claim vigorously and believes that its defenses have merit, it is possible that this claim ultimately may be decided in favor of the claimant. If so, the Company expects that the ultimate amount of reasonably possible unaccrued losses could range from $0 to $10 million.

Health Benefit Act
The Company is obligated to pay premiums to the United Mine Workers of America ("UMWA") Combined Benefit Fund, as described in the Company's 2003 Annual Report on Form 10-K. At June 30, 2004, the Company has $193.1 million recorded for the obligation, reflecting the recorded liability at December 31, 2003 less payments made in 2004. This liability will be adjusted as new historical data is received and assumptions used to estimate the obligation change.

Other loss contingencies
The Company also has recorded estimated liabilities for other contingent liabilities related to former operations, including those for expected settlement of coal-related workers' compensation claims and certain reclamation obligations.

Federal Black Lung Excise Tax
In 1999, the U.S. District Court of the Eastern District of Virginia entered a final judgment in favor of certain of the Company's subsidiaries, ruling that the Federal Black Lung Excise Tax ("FBLET") is unconstitutional as applied to export coal sales. The Company has received refunds including interest of $27.2 million in prior years ($2.8 million in the six months ended June 2003), and continues to pursue the refund of other FBLET payments. Due to uncertainty as to the ultimate receipt of additional amounts, if any, which could amount to as much as $18 million (before income taxes), as well as the timing of any additional FBLET refunds, the Company has not currently recorded receivables for such additional FBLET refunds.

Classification
The Company records adjustments to contingent assets and liabilities that are related to former operations within discontinued operations.

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


The Company has significant liabilities associated with its former coal operations and expects to have significant ongoing expenses and cash outflows related to former coal operations. The Company has funded a portion of its retiree benefit obligation using a Voluntary Employees' Beneficiary Association trust (the "VEBA"). At June 30, 2004, the balance of the VEBA is reflected in the Company's balance sheet as a reduction of the retiree benefit obligations.

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Overview

                                   Three Months                 Six Months
                                   Ended June 30,              Ended June 30,
(In millions)                  2004             2003         2004           2003
--------------------------------------------------------------------------------
Income from:
   Continuing operations   $   12.6               5.6         29.8           2.4
   Discontinued operations      6.0               0.5         14.6           2.0
--------------------------------------------------------------------------------
     Net income            $   18.6               6.1         44.4           4.4
================================================================================


The income items in the above table are reported after tax.

Income from continuing operations improved in the second quarter and first six months of 2004 compared to the 2003 periods due to higher operating profit at each of the Business and Security Services segments. BAX Global's performance rebounded from prior year losses on strong air freight volumes in the U.S. and its operating leverage. Brink's and BHS continued to report improved operating results.

As discussed below and in note 8 to the consolidated financial statements, the Company recorded expense of approximately $2.1 million in the second quarter of 2004 related to unpaid value-added taxes and customs duties, including related interest and an estimate of the penalties. At any time, the Company could be assessed penalties materially in excess of those accrued.

Income from continuing operations was also better in 2004 due to lower expenses for the Company's former coal operations.

Income from continuing operations improved in spite of higher corporate expense and tax expense in the 2004 periods. The higher corporate expense was primarily driven by costs to comply with the Sarbanes-Oxley Act of 2002. The second quarter of 2004 included $5.2 million, net, of additional tax expense primarily related to a newly established valuation allowance for deferred tax assets related to one of BAX Global's European subsidiaries.

In addition, a one-time $4.4 million pretax gain was recorded in the first quarter of 2004 upon conversion of the Company's VEBA from a general corporate asset to one specifically restricted to pay certain coal-related postretirement liabilities.

Discontinued operations in the first six months of 2004 include a $20.7 million pretax gain on the sale of the timber business ($1.9 million pretax gain in the second quarter) and the effects of revising its estimated withdrawal liability ($8.1 million income in the second quarter of 2004 and $3.0 million cost in the second quarter of 2003). The after-tax results of operations for the natural gas, timber and gold businesses have been classified as discontinued operations for all periods presented.

Value-added taxes and customs duties

The Company recently discovered that one of its non-U.S. Brink's, Incorporated business units has not paid foreign customs duties and value-added taxes with respect to the importation of certain goods and services. In addition, the Company has been advised that there may be civil and criminal penalties asserted for the non-payment of these custom duties and value-added taxes. At this time, the business unit has not been notified by any governmental authority that it may be subject to any penalties.

As a result of its ongoing investigation, the Company charged $2.1 million to earnings in the second quarter of 2004 as follows:



                                                                 Three Months Ended
(In millions)                                                       June 30, 2004
-----------------------------------------------------------------------------------
Penalties on unpaid value-added taxes                            $          0.4
Duties                                                                      0.9
-----------------------------------------------------------------------------------
     Amount charged to operating expenses                                   1.3
Interest expense on unpaid value-added taxes and customs duties             0.8
-----------------------------------------------------------------------------------
                                                                 $          2.1
===================================================================================


The Company evaluates many factors to determine whether it should recognize or disclose a loss contingency, including the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. The Company believes that the range of probable penalties related to unpaid value-added taxes is between $0.4 million and $3 million and that no amount within that range is a better estimate than any other amount within the range. Accordingly, the Company has accrued $0.4 million for these penalties.

The Company has concluded that a loss related to penalties on unpaid customs duties is not probable. The Company believes that the range of reasonably possible losses related to these penalties is between $0 and approximately $50 million. The Company believes that the assertion of these penalties would be excessive and would vigorously defend against any such assertion.

The Company intends to pursue diligently the timely resolution of this matter and, accordingly, the Company's estimate of the potential losses could change materially in future periods. The assertion of potential penalties may be material to the Company's financial position and results of operations. These penalties could be asserted at any time. Although the Company has accrued
$0.8 million of interest for the unpaid value-added taxes and customs duties, the Company does not expect to be assessed interest charges in connection with any penalties that may be asserted.

The Company's investigation is ongoing. The Company has begun implementing measures designed to prevent similar situations in the future. The Company believes that the circumstances giving rise to this matter are isolated to this particular business unit.

Consolidated Review


                                              Three Months                                Six Months
                                              Ended June 30,          %                 Ended June 30,       %
(In millions)                               2004         2003       change            2004       2003     change
-----------------------------------------------------------------------------------------------------------------
Revenues:
   Brink's                              $    465.3       410.7        13          $   923.3      802.1      15
   BHS                                        85.9        76.5        12              167.9      150.4      12
   BAX Global                                580.3       473.4        23            1,134.8      937.0      21
-----------------------------------------------------------------------------------------------------------------
     Revenues                           $  1,131.5       960.6        18          $ 2,226.0    1,889.5      18
=================================================================================================================

Operating profit (loss):
   Brink's                              $     25.3        21.5        18          $    58.1       34.6      68
   BHS                                        19.8        17.7        12               39.2       34.4      14
   BAX Global                                 12.4        (2.5)       NM               15.5       (8.0)     NM
-----------------------------------------------------------------------------------------------------------------
     Business and Security Services           57.5        36.7        57              112.8       61.0      85
   Former coal operations                    (10.1)      (17.2)       41              (22.6)     (34.5)     34
   Corporate                                  (9.6)       (6.3)      (52)             (18.7)     (13.3)    (41)
-----------------------------------------------------------------------------------------------------------------
     Operating profit                   $     37.8        13.2       186          $    71.5       13.2     200+
=================================================================================================================

The Company reported higher operating profits at each of its three Business and Security Services segments on higher revenue in the second quarter and first six months of 2004 compared to the prior year periods. Operating profit at Brink's in the second quarter and first half of 2004 increased on improved performance in the International region and in North America. Brink's operating profit for the six months in 2004 was also higher than the prior year as performance in Europe improved over weak results in 2003. BHS continued its steady growth, reporting 12% higher operating profit for the quarter. BAX Global's 2004 results are above last year's level primarily as a result of an increase in the volume of shipments through its Intra-America air transportation network. The increased volume reflects an improving economy and the ramping up of shipments from the wholesale freight forwarding product that was introduced in the second half of 2003.

In addition to improved operating profit from the segments, expenses related to former coal operations were lower in the 2004 periods compared to the prior year. The lower expenses primarily related to a reduction in the cost of retiree medical plans, the recognition of gains related to sales of residual property, and lower mine expenses as a result of the sale of most remaining coal properties in late 2003.

Throughout this report, the reference to constant currency is made so that a segment's revenues can be viewed without the impact of changing foreign currency exchange rates, facilitating a comparative view of underlying performance. Relative to most other currencies, the U.S. dollar was weaker in the second quarter and first six months of 2004 over the same prior-year periods. As a result, international revenue growth measured at constant currency exchange rates would have been lower than reported growth at actual currency exchange rates. Changes in foreign currency exchange rates have not materially affected period-to-period comparisons of operating profit.

Brink's, Incorporated


                                              Three Months                             Six Months
                                              Ended June 30,          %               Ended June 30,       %
(In millions)                               2004         2003       change            2004       2003    change
----------------------------------------------------------------------------------------------------------------
Revenues:
   North America (a)                   $    180.9        175.8         3          $   361.0      351.6       3
   International (b)                        284.4        234.9        21              562.3      450.5      25
----------------------------------------------------------------------------------------------------------------
                                       $    465.3        410.7        13          $   923.3      802.1      15
================================================================================================================

Operating profit:
   North America (a)                   $     13.0         10.5        24          $    25.9       21.3      22
   International (b)                         12.3         11.0        12               32.2       13.3     142
----------------------------------------------------------------------------------------------------------------
                                       $     25.3         21.5        18          $    58.1       34.6      68
================================================================================================================

Cash flow information:
   Depreciation and amortization       $     19.4         17.4        11          $    38.5       33.0      17
   Capital expenditures                      16.2         18.5       (12)              32.3       34.9      (7)
================================================================================================================

(a) U.S. and Canada.
(b) Europe, South America and Asia-Pacific.


Overview
Revenues and operating profit at Brink's were higher in the second quarter and first half of 2004 compared to the prior-year periods. European operating profit in the first half of last year reflected reduced volumes of business due to the effects of the buildup to the conflict in the Middle East and approximately $3 million in severance costs. European results in the first six months of 2004 have improved because of workforce reductions made last year and higher local currency revenues. Operating profit in Europe in the second quarter of 2004 was even with the 2003 quarter. Operating profit in South America in the second quarter of 2004 was higher than in the 2003 period, which was depressed due to poor economic and political conditions. International operating profit in the second quarter of 2004 included approximately $4 million of expenses related to tax matters, including $2.1 million of expenses related to unpaid value-added taxes and customs duties.

North America
Operating profit was 24% higher in the second quarter of 2004 versus the prior year on a 3% increase in revenues. Operating profit in the first six months of 2004 was 22% higher on a 3% increase in revenues. North American revenues in the 2004 periods were higher than the prior-year periods primarily as the result of higher Global Services and Canadian armored car revenue, partially offset by lower U.S. armored car volume. Operating profit increased in the 2004 periods primarily due to improved performance from the coin wrapping, Cash Logistics and Global Services operations. These improvements were partially offset by a lower contribution from the U.S. armored car operation as a result of lower revenue and higher employee benefit expenses related to the Company's U.S. pension plan.

International
Operating profit was 12% higher in the second quarter of 2004 versus the 2003 quarter on a 21% increase in revenues (17% increase in revenues on a constant currency basis). Operating profit in the first six months of 2004 was 142% higher on a 25% increase in revenues (16% on a constant currency basis). Improved results in the 2004 periods, particularly in the first quarter, included higher local currency revenues and operating profits in South America and Europe.

Europe. Revenues increased 22% in the second quarter and 25% for the first six months of 2004 when compared to the prior year periods. On a constant currency basis, 2004 revenues were 15% higher in the second quarter and 12% higher in the first six months compared to the prior year periods. Revenues were higher in 2004 due to higher volumes as a result of improved business conditions, while revenues in 2003, particularly in the first quarter, were adversely affected by a generally weak economy and uncertainty related to the then-impending conflict in the Middle East.

European operating results began to improve in the last half of 2003 partially as a result of management changes and workforce reductions made to align resources to business needs. European operating profit in the last half of 2003 and the first half of 2004 reflected the benefits of management and operational changes, primarily in France. European revenues and operating profit in the second quarter of 2004 were also favorably affected by an additional acquisition of security operations in Greece that occurred at the end of the first quarter of 2004. Offsetting the quarter-over-quarter improvements seen in France and Greece were higher losses in certain countries including Germany and the U.K. as a result of competitive market conditions and high operating costs. Results in the first half of 2004 also improved from the prior-year period because of a reduction of severance expense by approximately $1 million.

South America. In South America, operating profit in the second quarter and first six months of 2004 was higher than the prior-year periods primarily reflecting better operating performance in Venezuela, Brazil, Argentina and Colombia. Besides these factors, lower labor costs as a percentage of revenue in the first quarter of 2004 also improved Venezuela's operating performance compared to the prior year; however, labor expense increased in the second quarter as a result of pay increases and these moderated the quarter-over-quarter comparisons in the second quarter of 2004. Improved operating performance in Brazil was the result of increased volumes as well as the benefit of cost reductions taken in late 2003. The highly competitive conditions in Brazil could result in a loss of volume in the future if customers switch to lower-priced competitors. Higher revenues and operating profit in Argentina were a result of higher volume of Cash Logistics business as well as increases in volume stemming from the exit of a competitor.

Asia-Pacific. Asia-Pacific operating profits in the second quarter and first half of 2004 were higher than for the same periods last year primarily due to improved results in Global Services partially offset by higher costs in Australia.

Other. As discussed in "Value-added taxes and customs duties" above and in note 8 to the consolidated financial statements, the Company recorded expense of approximately $2.1 million in the second quarter of 2004 related to unpaid value-added taxes and customs duties, including related interest and an estimate of the penalties. At any time, the Company could be assessed penalties materially in excess of those accrued. International operating profit in the second quarter of 2004 also included $2.0 million of higher tax-related expenses as a result of unfavorable court rulings in Brazil and Mexico.

Brink's Home Security


                                              Three Months                               Six Months
                                              Ended June 30,      %                      Ended June 30,      %
(In millions)                               2004         2003   change                2004       2003     change
-----------------------------------------------------------------------------------------------------------------
Revenues:                              $     85.9        76.5      12             $   167.9      150.4      12
Operating profit:
   Recurring services (a)              $     35.7        31.4      14             $    70.8       61.7      15
   Investment in new subscribers (b)        (15.9)      (13.7)    (16)                (31.6)     (27.3)    (16)
-----------------------------------------------------------------------------------------------------------------
                                       $     19.8        17.7      12             $    39.2       34.4      14
=================================================================================================================

Monthly recurring revenues (c)                                                    $    24.5       22.2      10
=================================================================================================================

Cash flow information:
   Depreciation and amortization (d)   $     12.6        11.8       7             $    25.1       23.4       7
   Impairment charges from
     subscriber disconnects                  10.2         8.6      19                  18.9       16.1      17
   Amortization of deferred revenue (e)      (6.6)       (6.4)      3                 (12.7)     (12.2)      4
   Deferral of subscriber acquisition
     costs (current year payments)           (4.7)       (4.6)      2                  (9.4)      (8.9)      6
   Deferral of revenue from new
     subscribers (current year receipts)      8.7         6.7      30                  16.8       13.2      27
   Capital expenditures                     (29.4)      (22.9)     28                 (56.1)     (46.0)     22
=================================================================================================================

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


Revenues
The increase in BHS' revenues for the second quarter and first half of 2004 over the comparable 2003 periods was primarily due to a larger average subscriber base (10% for the quarter and 9% for the first half) and slightly higher average monitoring rates. The slight increase in average monitoring rates is primarily due to new customers initiating service at generally higher monitoring rates than the average rate being paid by existing customers. The above factors also contributed to a 10% increase in monthly recurring revenues for June 2004 as compared to June 2003.

Operating profit
Operating profit increased $2.1 million for the second quarter and $4.8 million for the first half of 2004 compared to the same periods of 2003 as higher profit from recurring services was partially offset by an increased investment in new subscribers. Higher profit from recurring services was primarily due to the larger subscriber base and improved productivity in the provision of field service.

Other
Police departments in several western U.S. cities are not required to respond to calls from alarm companies unless an emergency has been visually verified. If more police departments refuse to respond to calls from alarm companies without visual verification, this could have an adverse effect on future results of operations for BHS.

Subscriber activity


                                              Three Months                               Six Months
                                              Ended June 30,      %                      Ended June 30,      %
(Subscriber data in thousands)              2004         2003   change                2004       2003     change
----------------------------------------------------------------------------------------------------------------
Number of subscribers:
   Beginning of period                    854.1         781.5     9                  833.5       766.7       9
   Installations                           35.6          28.3    26                   69.7        55.7      25
   Disconnects                            (15.6)        (14.2)  (10)                 (29.1)      (26.8)     (9)
----------------------------------------------------------------------------------------------------------------
   End of period                          874.1         795.6    10                  874.1       795.6      10
================================================================================================================
Average number of subscribers             864.5         788.3    10                  854.0       781.1       9
Annualized disconnect rate (a)              7.2%          7.2%                         6.8%        6.9%
================================================================================================================

(a) The disconnect rate is a ratio, the numerator of which is the number of customer cancellations during the period and the denominator of which is the average number of subscribers for the period. The gross number of customer cancellations is reduced for customers who cancel service at one location but continue service at a new location, accounts charged back to the dealers because the customers cancelled service during the specified contractual term, and inactive sites that return to active service during the period.


Installations were 26% higher in the second quarter and 25% higher in the first half of 2004 as compared to the same periods of 2003 primarily as a result of growth in traditional installation volume and a higher level of installations obtained through the growing dealer network. Disconnect rates are typically higher in the second and third quarters of the year because of an increase in residential moves during summer months. BHS has reduced its disconnect rate in recent years through improving its subscriber selection and retention processes. Since a certain amount of disconnects cannot be prevented (e.g. customer moves), the disconnect rate may not materially improve in the future.

Reconciliation of Non-GAAP Measures - Monthly Recurring Revenues

                                                         Six Months
                                                       Ended June 30,
(In millions)                                     2004                2003
----------------------------------------------------------------------------
June:
   Monthly recurring revenues ("MRR") (a)     $   24.5                22.2
   Amounts excluded from MRR:
     Amortization of deferred revenue              2.4                 2.2
     Other revenues (b)                            2.5                 1.4
----------------------------------------------------------------------------
   Revenues on a GAAP basis  $                    29.4                25.8
----------------------------------------------------------------------------

Revenues on a GAAP basis:
   June                                       $   29.4                25.8
   January - May                                 138.5               124.6
----------------------------------------------------------------------------
   January - June                             $  167.9               150.4
============================================================================
(a) MRR is calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for contracted monitoring and maintenance services.
(b)  Revenues that are not pursuant to monthly contractual billings.


The Company believes the presentation of MRR is useful to investors because the measure is widely used in the industry to assess the amount of recurring revenues from subscriber fees that a home security business produces.

BAX Global


                                              Three Months                               Six Months
                                              Ended June 30,      %                      Ended June 30,     %
(In millions)                               2004         2003   change                2004       2003     change
-----------------------------------------------------------------------------------------------------------------
Revenues:
   Americas (a)                        $  279.3         233.6      20             $  544.0       470.2      16
   International (b)                      321.3         258.4      24                630.4       502.7      25
   Eliminations                           (20.3)        (18.6)     (9)               (39.6)      (35.9)    (10)
-----------------------------------------------------------------------------------------------------------------
                                       $  580.3         473.4      23             $1,134.8       937.0      21
=================================================================================================================

Operating profit (loss):
   Americas (a)                        $    6.1         (10.6)     NM             $    4.2       (20.3)     NM
   International (b)                       11.2           8.3      35                 19.9        15.4      29
   Corporate                               (4.9)         (0.2)   (200+)               (8.6)       (3.1)   (177)
-----------------------------------------------------------------------------------------------------------------
                                       $   12.4          (2.5)     NM             $   15.5        (8.0)     NM
=================================================================================================================

Cash flow information:
   Depreciation and amortization       $   10.6          11.9     (11)            $   21.3        24.1     (12)
   Capital expenditures                     3.8           7.2     (47)                10.7        13.0     (18)
=================================================================================================================
Intra-America revenue                  $  133.7         107.1      25             $  258.8       218.0      19
Worldwide expedited freight
   services (c):
   Revenues                            $  437.2         353.7      24             $  852.8       707.7      21
   Weight in pounds                       443.9         368.6      20                861.9       735.8      17
=================================================================================================================

(a) U.S., Mexico, Latin America and Canada.
(b) Europe-Middle East-Africa ("EMEA") and Asia-Pacific.
(c) Includes U.S. deferred freight services.


Overview
BAX Global's operating profit in the second quarter was $14.9 million above that of the same quarter last year on a 23% increase in revenues (20% increase in revenues on a constant currency basis). Operating profit in the first half was $23.5 million better than last year on a 21% increase in revenues (17% on a constant currency basis). Results were better than last year primarily due to higher volumes in the Intra-America network. Increased air export volumes and supply chain management activity in Asia-Pacific also improved revenues in 2004.

Americas
Intra-America. BAX Global's operating profit in the Americas region in the second quarter of 2004 was $16.7 million better than the same 2003 period on a 20% increase in revenues. Revenues and operating results improved over the prior-year quarter on an increase in Intra-America volumes of expedited airfreight, including higher volumes related to overnight and second-day products and BAX Global's new wholesale freight forwarding product. Volumes for freight with deferred delivery also increased in the quarter.

Operating profit in the Americas includes higher expense in 2004 from the Company's primary U.S. pension plan. Heavy maintenance expense was $3.0 million higher in the first half of 2004 compared to the same 2003 period primarily due to adjustments recorded in the first quarter of 2003 in conjunction with the renegotiation of certain return provisions of aircraft lease agreements and the completion of a study of the lease agreements. The impact of higher market fuel costs in the 2004 periods was not significant to the Company as a result of the Company's hedging program and an ability to pass through a certain amount of higher fuel costs to customers through fuel surcharge adjustments to billings.

Other. U.S. air export volumes were higher in the second quarter and first half of 2004 compared to the same 2003 periods, while revenue per pound (excluding fuel and other surcharges) declined in the 2004 periods. Charter activity was also higher in the 2004 periods compared to the prior year. Volumes for air imports and ocean imports and exports in the U.S. were each slightly higher in the second quarter and first half of 2004 compared to the 2003 periods.

International
International operating profits increased 35% for the second quarter compared to the 2003 period on a 24% increase in revenues (20% increase in revenues on a constant currency basis). For the first half of 2004, operating profits were 29% higher on a 25% increase in revenues (19% on a constant currency basis).

Asia-Pacific. Revenues and operating profit for the 2004 periods benefited from an increase in Asia-Pacific air export volumes, particularly on exports from China and Hong Kong, primarily as a result of increased exports by high-tech customers. Margins in China and Hong Kong, where BAX Global's volumes are expected to continue to grow faster than other Asian countries, are generally lower compared to other parts of Asia. Asia-Pacific's results also benefited from growth in supply chain management operations, including the effects of continued growth in China during 2004.

EMEA. Competitive market pressures in the EMEA region continued during the second quarter and first half of 2004 with a weak European economy resulting in lower export volumes compared with the 2003 periods.

BAX Global corporate
BAX Global corporate expense increased $4.7 million in the second quarter of 2004 and $5.5 million for the first six months in 2004 versus the prior-year periods primarily due to foreign currency transaction losses and higher overhead costs.

Corporate Expense - The Brink's Company

                         Three Months                     Six Months
                         Ended June 30,     %            Ended June 30,     %
(In millions)           2004       2003   change        2004       2003   change
--------------------------------------------------------------------------------

Corporate expense  $    9.6        6.3       52     $    18.7       13.3   41
================================================================================


Corporate expense was higher in the 2004 periods primarily as a result of higher professional fees related to the Company's documentation and testing of its internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002. Costs related to Section 404 of the Sarbanes-Oxley Act are expected to be $5 million to $7 million higher in the full-year 2004 compared to 2003.

Former Coal Operations

Costs of former coal operations included in continuing operations


                                              Three Months                               Six Months
                                              Ended June 30,      %                      Ended June 30,     %
(In millions)                               2004        2003    change                2004       2003     change
-----------------------------------------------------------------------------------------------------------------
Company-sponsored postretirement
   benefits other than pensions        $      9.2       12.5      (26)            $    18.6       24.7     (25)
Black lung                                    1.2        1.4      (14)                  2.7        2.9      (7)
Pension                                       0.5       (0.4)      NM                   1.1       (0.3)     NM
Administrative, legal and other
   expenses, net                              1.8        1.7        6                   4.3        3.8      13
Idle and closed mine expense                  0.2        2.9      (93)                  0.4        4.8     (92)
Gains on sales of property and
   equipment and other income                (2.8)      (0.9)    (200+)                (4.5)      (1.4)   (200+)
-----------------------------------------------------------------------------------------------------------------
                                       $     10.1       17.2      (41)            $    22.6       34.5     (34)
=================================================================================================================


Company-sponsored postretirement benefits other than pension
Effective January 1, 2004, the Company began accounting for the investments held by its VEBA as plan assets of its coal-related retiree medical plan in accordance with Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," as described in note 1 to the consolidated financial statements. Accordingly, the Company has reduced its postretirement benefit expenses by the expected earnings of the plan assets: $2.3 million in the second quarter and $4.6 million in the first half of 2004.

The Company's coal-related retiree medical plan is expected to qualify for a federal subsidy introduced as part of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. As a result, the Company included an actuarial gain in the estimate of the December 31, 2003 projected benefit obligation. This resulted in a $2.9 million reduction in the Company's postretirement benefit expense in the first half of 2004 compared to what it would have been otherwise. The effect on the full year is expected to be $5.8 million.

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

Gains on sale of property and equipment
Gains or losses on the disposal of coal-related assets which were not sold prior to the 2002 exit from the coal business are included in continuing operations as part of the net expenses related to former coal operations.

The Company sold substantially all of its remaining coal-related assets in West Virginia in the fourth quarter of 2003 for $28.8 million of proceeds, including $14.8 million of liabilities contractually assumed by the buyer. The transfer of many of these liabilities to the buyer is not considered final until the buyer replaces the Company's bonds with surety bonds of its own. Accordingly, the Company is recording gains associated with the sale of these properties as its surety bonds are replaced. The Company recorded a $0.3 million gain related to liability transfers in the first quarter of 2004. No additional bonds were replaced in the second quarter. The Company expects to record additional gains of approximately $6 million as remaining bonds are replaced, which contractually is to occur no later than November 2004.

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

Other Operating Income, Net

The line items below are recorded within operating profit of the three Business and Security Services segments, or corporate or former coal operation expenses.


                                              Three Months                             Six Months
                                              Ended June 30,      %                   Ended June 30,        %
(In millions)                               2004         2003   change                2004       2003     change
-----------------------------------------------------------------------------------------------------------------
Gains on sales of operating
   assets, net                         $    3.0           0.8     200+            $     4.4        1.0      200+
Foreign currency transaction
   gains, net                              (0.1)          1.4      NM                   -          1.8     (100)
Share in earnings (losses) of equity
   affiliates                              (1.0)          0.5      NM                  (0.2)       1.4       NM
Royalty income                              0.5           0.4      25                   1.0        0.8       25
Penalties on unpaid value-added taxes      (0.4)          -        NM                  (0.4)       -         NM
Other                                       0.3           2.4     (88)                  1.0        3.0      (67)
-----------------------------------------------------------------------------------------------------------------
                                       $    2.3           5.5     (58)            $     5.8        8.0      (28)
=================================================================================================================


Gains on sales of operating assets, net, are primarily the result of disposing of assets related to the Company's former coal operations.

Nonoperating Income and Expense

Interest expense

                         Three Months                    Six Months
                         Ended June 30,    %            Ended June 30,      %
(In millions)          2004        2003  change         2004       2003   change
--------------------------------------------------------------------------------

Interest expense   $   5.8          6.7    (13)     $    11.6       12.8    (9)
================================================================================

Interest expense was lower primarily due to lower average borrowings, partially offset by interest expense related to unpaid value-added taxes and customs duties, as explained in note 8 to the consolidated financial statements.

Interest and other income (expense), net


                                              Three Months                             Six Months
                                              Ended June 30,      %                   Ended June 30,        %
(In millions)                               2004         2003   change                2004       2003     change
----------------------------------------------------------------------------------------------------------------
Interest income                        $      1.0         1.2     (17)            $     2.1        2.8      (25)
Recognition of gain on investments
   held by VEBA                               -           -         -                   4.4        -         NM
Discounts and other fees of
   accounts receivable securitization
   program                                   (0.6)       (0.4)    (50)                 (1.0)      (0.8)     (25)
Other, net                                   (0.5)        3.3      NM                  (1.2)       3.9       NM
----------------------------------------------------------------------------------------------------------------
                                       $     (0.1)        4.1      NM             $     4.3        5.9      (27)
================================================================================================================


As discussed earlier, as of January 1, 2004, the Company restricted the use of the VEBA to pay only benefits associated with the coal-related postretirement medical benefits plan. Prior to that time, unrealized gains and losses on securities held by the VEBA were recorded in other comprehensive income. With the restriction of the use of the VEBA, the unrealized net gain at the transition date was recorded as a one-time pretax gain of $4.4 million in the first quarter of 2004.

Minority interest

                         Three Months                     Six Months
                         Ended June 30,      %          Ended June 30,      %
(In millions)          2004         2003   change      2004       2003    change
--------------------------------------------------------------------------------

Minority interest   $  1.4           1.8     (22)   $   4.7        2.6      81
================================================================================


The increase in minority interest expense in the first half of 2004 is primarily due to improved results.

Income Taxes


                                   Income tax expense                 Effective tax rate
---------------------------------------------------------------------------------------------
  Six Months Ended June 30,     2004                2003         2004                   2003
---------------------------------------------------------------------------------------------
                                      (in millions)                   (in percentages)

  Continuing operations      $  29.7                 1.3         49.9%                  35.1%
  Discontinued operations        8.0                 1.6         35.4%                  44.4%
=============================================================================================


The effective income tax rate on continuing operations in 2004 was higher than the 35% U.S. statutory tax rate primarily due to $5.2 million of net adjustments recorded during the second quarter, primarily related to the establishment of a valuation allowance on deferred tax assets of certain European operations. The valuation allowance adjustment was required due to the Company's assessment that because of continuing losses resulting from weak economic conditions these assets did not meet the more-likely-than-not criteria for realization under SFAS No. 109, "Accounting for Income Taxes". The effective income tax rate on continuing operations in 2003 was higher than the 35% U.S. statutory tax rate due primarily to the effect of state taxes.

The Company's effective tax rate may fluctuate materially from period to period due to changes in the expected geographical mix of earnings, changes in valuation allowances or accruals for contingencies and other factors. Subject to the above factors, the Company currently expects that the effective tax rate for the full year 2004 will approximate 40% excluding the effects of newly established valuation allowances.

The Company establishes or reverses valuation allowances for deferred tax assets depending on all available information including historical and expected future operating performance of its subsidiaries. Changes in judgment about the future realization of deferred tax assets can result in significant adjustments to the valuation allowances.

Discontinued Operations

Sale of Timber Business
In July 2003 the Company agreed to sell its timber business for approximately $39 million in cash. The Company received $5.4 million in the fourth quarter of 2003, $31.8 million in the first quarter of 2004, and $1.9 million in the second quarter of 2004. The Company recognized pretax gains of $4.8 million in the fourth quarter of 2003, $18.8 million in the first quarter of 2004, and a $1.9 million in the second quarter of 2004 on the sale of the timber business.

Withdrawal Liability
The Company participates in the United Mine Workers of America ("UMWA") 1950 and 1974 pension plans, but expects to ultimately withdraw from these plans. Upon withdrawal from the plans, the Company must pay the plans a portion of any underfunded liability of the plans, in accordance with the terms of the plans. As discussed in note 4 to the consolidated financial statements, the Company adjusted its estimated withdrawal liability in the second quarter of 2004 and 2003. The revisions resulted in $8.1 million of income in the 2004 period and $3.0 million of loss in the 2003 period.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

Overview

Cash flows before financing activities increased $44.3 million in the first half of 2004 compared to the first half of 2003. Cash provided by operating activities increased primarily due to improved operating profit. Cash flows from investing activities increased primarily because of amounts collected related to the sale of the timber business. The cash flows through June of last year included the monetization of note receivables related to the sale of coal, which were more than offset by a contribution to the Voluntary Employees' Beneficiary Association ("VEBA"). Cash flows from discontinued operations reflect the operating results of the former natural gas, timber and gold operations.

As discussed in "Value-added taxes and customs duties" above and in note 8 to the consolidated financial statements, the Company recorded expense of approximately $2.1 million in the second quarter of 2004 related to unpaid value-added taxes and customs duties, including related interest and an estimate of the penalties. At any time, the Company could be assessed penalties materially in excess of those accrued.

Summary of Cash Flow Information


                                                                                   Six Months
                                                                                 Ended June 30,              $
(In millions)                                                                  2004          2003         change
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Continuing operations                                                  $    133.7         103.8          29.9
   Discontinued operations                                                       0.2          11.4         (11.2)
-----------------------------------------------------------------------------------------------------------------
     Operating activities                                                      133.9         115.2          18.7
-----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Continuing operations:
      Capital expenditures and aircraft heavy maintenance expenditures        (110.4)       (104.1)         (6.3)
      Net proceeds from:
        Sale of timber business                                                 27.5           -            27.5
        Monetization of notes receivable related to sale of coal operations      -            26.0         (26.0)
      Contribution to VEBA                                                       -           (32.0)         32.0
      Acquisitions                                                             (11.9)         (4.5)         (7.4)
      Other                                                                      2.9           0.4           2.5
   Discontinued operations                                                      (0.8)         (4.1)          3.3
-----------------------------------------------------------------------------------------------------------------
     Investing activities                                                      (92.7)       (118.3)         25.6
-----------------------------------------------------------------------------------------------------------------

Cash flows before financing activities                                    $     41.2          (3.1)         44.3
=================================================================================================================


Operating Activities

Cash provided by operating activities was $18.7 million higher in the first half of 2004 compared to the same period in 2003 primarily due to improved operating profit at Business and Security Services segments, partially offset by reducing the amount of receivables sold under the Company's securitization facility and lower cash provided by discontinued operations. In July 2004, the Company made a contribution of $11 million to trusts used to fund its U.S. pension plan. The Company expects to make $50 million of contributions in the third quarter of 2004 to the VEBA. The contributions will reduce cash flow from operating activities in the third quarter of 2004.

Investing Activities

Cash used by investing activities in the first half of 2004 included $27.5 million of net cash proceeds from the sale of the timber business ($33.7 million in cash received less $6.2 million paid to buy out related equipment leases). The 2003 period includes $26.0 million of cash related to the collection of a note receivable related to the 2002 sale of coal operations and $32.0 million of contributions to the VEBA.

Capital expenditures and aircraft heavy maintenance expenditures were as follows:


                                                     Six Months
                                                   Ended June 30,       $
(In millions)                                  2004        2003       change
-----------------------------------------------------------------------------
Capital expenditures:
   Brink's                                $     32.3        34.9       (2.6)
   Brink's Home Security                        56.1        46.0       10.1
   BAX Global                                   10.7        13.0       (2.3)
   Corporate                                     0.4         -          0.4
-----------------------------------------------------------------------------
     Capital expenditures                 $     99.5        93.9        5.6
=============================================================================

Aircraft heavy maintenance expenditures   $     10.9        10.2        0.7
=============================================================================


Capital expenditures for the first half of 2004 were $5.6 million higher than for the same period in 2003 primarily due to an increase in subscriber installations at BHS.

Capital expenditures for the full-year 2004 are currently expected to range from $210 million to $230 million versus the $203 million spent in 2003. The expected increase reflects an increase in customer installations at BHS and information technology spending at Brink's and BAX Global. In addition to increased capital expenditures for growth in new customer installations, BHS's capital expenditures in 2005 are expected to include approximately $15 million to purchase facilities, including its headquarters currently occupied under an operating lease. The Company expects to spend between $20 million and $25 million on aircraft heavy maintenance in 2004.

Business Segment Cash Flows

The Company's cash flows before financing activities for each of the operating segments are presented below:

                                                                                   Six Months
                                                                                 Ended June 30,              $
(In millions)                                                                  2004          2003         change
------------------------------------------------------------------------------------------------------------------
Cash flows before financing activities

Continuing operations:
   Business and Security Services:
     Brink's                                                              $     37.3          10.5          26.8
     BHS                                                                        24.6          21.4           3.2
     BAX Global                                                                 (3.3)         (4.6)          1.3
------------------------------------------------------------------------------------------------------------------
     Subtotal of Business and Security Services                                 58.6          27.3          31.3

   Corporate and former operations:
     Net proceeds from:
       Sale of timber business                                                  27.5           -            27.5
       Monetization of notes receivable related to sale of coal operations       -            26.0         (26.0)
     Contribution to VEBA                                                        -           (32.0)         32.0
     Other                                                                     (44.3)        (31.7)        (12.6)
------------------------------------------------------------------------------------------------------------------
      Subtotal of continuing operations                                         41.8         (10.4)         52.2

Discontinued operations                                                         (0.6)          7.3          (7.9)
------------------------------------------------------------------------------------------------------------------
Cash flows before financing activities                                    $     41.2          (3.1)         44.3
==================================================================================================================

Overview
Cash flows before financing activities increased as a result of higher cash flows from Business and Security services, the sale of the timber business and a prior-year contribution to the VEBA, partially offset by the 2003 monetization of a note receivable related to the coal business.

Brink's
Cash flows before financing activities at Brink's increased primarily due to higher 2004 operating profit partially offset by a year-over-year increase in the amount of cash used for acquisitions ($11.6 million in 2004 for an acquisition in Greece and $4.5 million in 2003 for an acquisition in Belgium). Cash used for working capital needs was slightly lower in the first half of 2004.

BHS
The increase in BHS' cash flows before financing activities is primarily due to higher operating profit partially offset by an increase in capital expenditures reflecting the growth in installations.

BAX Global
Cash flows before financing activities at BAX Global improved slightly reflecting better operating results in the first half of 2004. Reducing operating cash flows was an increase in the cash used to cover working capital needs including the net effects of increasing levels of receivables and accounts payable in 2004. In addition, a lower amount of receivables were sold under BAX Global's accounts receivable securitization facility in the first half of 2004, which increased the amount of cash used for working capital by $27 million.

Corporate and former operations
The increase in cash out flows for other corporate and former coal operations for the first half of 2004 reflected higher corporate expenses. In addition, cash flows in the first half of 2003 benefited from the liquidation of retained net working capital from the Company's former coal operations.

Discontinued operations
Cash flows from discontinued operations includes the cash from operations and capital expenditures of the former natural resources businesses.

Financing activities

Summary of cash flows from financing activities


                                                           Six Months
                                                          Ended June 30,
(In millions)                                        2004                2003
-------------------------------------------------------------------------------

   Short-term debt                               $   10.9                44.1
   U.S. Revolving Facility                          (30.9)               (9.0)
   Other                                             (9.8)                0.7
-------------------------------------------------------------------------------
     Net borrowings (repayments) of debt            (29.8)               35.8

   Dividends                                         (2.7)               (2.6)
   Proceeds from the exercise of stock options       11.4                 0.1
   Other, net                                         0.2                 0.1
-------------------------------------------------------------------------------
     Financing activities                        $  (20.9)               33.4
===============================================================================


The Company's operating liquidity needs are typically financed by short-term debt, the Company's accounts receivable securitization facility and the Company's U.S. Revolving Facility, described below.

In the first half of 2004 and 2003, the Company paid two $0.025 per share regular quarterly dividends on its common stock (annual rate of $0.10 per share). Dividends paid on common stock totaled $2.7 million in the first half of 2004 ($2.6 million in the first half of 2003). Future dividends are dependent on the earnings, financial condition, cash flow and business requirements of the Company, as determined by the Board.

Capitalization

The Company uses a combination of debt, leases, an asset securitization facility and equity to capitalize its operations.

Net Debt and Net Financings reconciled to GAAP measures


                                                                       June 30,             December 31,
(In millions)                                                            2004                   2003
--------------------------------------------------------------------------------------------------------
Short-term debt and current maturities of long-term debt         $       74.1                   53.0
Long-term debt                                                          163.2                  221.5
--------------------------------------------------------------------------------------------------------
   Debt                                                                 237.3                  274.5
Less cash and cash equivalents                                         (145.4)                (128.7)
--------------------------------------------------------------------------------------------------------
Net Debt                                                                 91.9                  145.8
Amounts sold under accounts receivable securitization facility           50.0                   77.0
--------------------------------------------------------------------------------------------------------
Net Financings                                                   $      141.9                  222.8
--------------------------------------------------------------------------------------------------------


The Company believes that Net Debt and Net Financings are useful measures of the Company's financial leverage. Net Debt and Net Financings were lower at June 30, 2004 compared to December 31, 2003 primarily as a result of cash available for financing activities generated by the operating segments and the sale of the timber business, partially offset by acquisitions at Brink's.

During July 2004, the Company contributed $11 million to its U.S. pension plan. In the third quarter of 2004, the Company expects to contribute $50 million to the VEBA. The Company intends to use a combination of cash on hand, additional sales of accounts receivables, and drawdowns of its credit facilities to finance the contributions.

Debt
The Company has an unsecured $350 million U.S. revolving bank credit facility (the "U.S. Revolving Facility") with a syndicate of banks under which it may borrow (or otherwise satisfy credit needs) on a revolving basis over a three-year term ending September 2005. Approximately $271 million was available for borrowing under this facility on June 30, 2004.

The Company has three unsecured multi-currency revolving bank credit facilities with a total of $110 million in available credit, of which approximately $26 million was available at June 30, 2004. When rates are favorable, the Company also borrows from other U.S. banks under short-term uncommitted agreements. Various foreign subsidiaries maintain other secured and unsecured lines of credit and overdraft facilities with a number of banks. Amounts outstanding under these agreements are included in short-term borrowings.

The Company has $95.0 million of Senior Notes outstanding that are scheduled to be repaid through 2008, including $18.3 million scheduled in January 2005. The Company has the option to prepay all or a portion of the Senior Notes prior to maturity with a prepayment penalty. The Senior Notes are unsecured.

The Company's Brink's, BHS, and BAX Global subsidiaries have guaranteed the U.S. Revolving Facility and the Senior Notes. The U.S. Revolving Facility, the agreements under which the Senior Notes were issued and the multi-currency revolving bank credit facilities each contain various financial and other covenants. The financial covenants, among other things, limit the Company's total indebtedness, provide for minimum coverage of interest costs, and require the Company to maintain a minimum level of net worth. If the Company were not to comply with the terms of its various loan agreements, the repayment terms could be accelerated. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements. The Company was in compliance with all financial covenants at June 30, 2004.

The Company believes it has adequate sources of liquidity to meet its near-term requirements.

Amounts sold under accounts receivable securitization facility
In December 2000, the Company entered into a five-year agreement to sell a revolving interest in BAX Global's U.S. domestic accounts receivable through a commercial paper conduit program. The primary purpose of the agreement was to obtain access to a lower cost source of funds. Because of strong 2004 cash flows, the Company has elected to not sell the maximum amount of receivables under the program. The Company may increase its use of the program in the future as liquidity needs fluctuate. The Company intends to renegotiate this agreement prior to its December 2005 termination.

Equity
At June 30, 2004, the Company had 100 million shares of common stock authorized and 56.8 million shares issued and outstanding. The Company has the authority to issue up to 2.0 million shares of preferred stock, par value $10 per share. The Company has the authority to purchase up to 1.0 million shares of common stock with an aggregate purchase price of $19.1 million. No purchases were made in 2003 or the first half of 2004.

Other Contingencies

Litigation
BAX Global is defending a claim related to the apparent diversion by a third party of goods being transported for a customer. Although BAX Global is defending this claim vigorously and believes that its defenses have merit, it is possible that this claim ultimately may be decided in favor of the claimant. If so, the Company expects that the ultimate amount of reasonably possible unaccrued losses could range from $0 to $10 million.

Health Benefit Act
The Company is obligated to pay premiums to the United Mine Workers of America ("UMWA") Combined Benefit Fund, as described in the Company's 2003 Annual Report on Form 10-K. At June 30, 2004, the Company has $193.1 million recorded for the obligation, reflecting the recorded liability at December 31, 2003 less payments made in 2004. This liability will be adjusted as new historical data is received and assumptions used to estimate the obligation change.

Withdrawal Liability
The Company participates in the United Mine Workers of America ("UMWA") 1950 and 1974 pension plans, but expects to ultimately withdraw from these plans. Upon withdrawal from the plans, the Company must pay the plans a portion of any underfunded liability of the plans, in accordance with the terms of the plan. The Company's obligation is based on several factors, including funding status and benefit levels of the plans. The Company's share is determined based on the plan year the Company ultimately is determined to have withdrawn from the plans.

During the second quarter of 2004, the Company revised its estimate of the plan year in which it expects to withdraw from the plans. Based on the formula used to determine withdrawal liabilities, the Company expects its share of the plans' underfunded liabilities will be lower. Accordingly, the Company reduced its estimate of the withdrawal liability by $8.1 million in the second quarter of 2004 to $43.9 million. Since the current estimate uses information on the plans' underfunding at June 30, 2003, the Company expects the liability will change materially in the future as revisions to the funded status of the plans and other assumptions are changed. In the second quarter of 2003, the Company increased its estimate of the accrual by $3.0 million to reflect changes in estimates at that time.

Other loss contingencies
The Company also has recorded estimated liabilities for other contingent liabilities related to former operations, including those for expected settlement of coal-related workers' compensation claims and certain reclamation obligations.

Federal Black Lung Excise Tax
In 1999, the U.S. District Court of the Eastern District of Virginia entered a final judgment in favor of certain of the Company's subsidiaries, ruling that the Federal Black Lung Excise Tax ("FBLET") is unconstitutional as applied to export coal sales. The Company has received refunds including interest of $27.2 million in prior years ($2.8 million in the six months ended June 2003), and continues to pursue the refund of other FBLET payments. Due to uncertainty as to the ultimate receipt of additional amounts, if any, which could amount to as much as $18 million (before income taxes), as well as the timing of any additional FBLET refunds, the Company has not currently recorded receivables for such additional FBLET refunds.

Market Risks and Hedging and Derivative Activities

The Company has activities in more than 100 countries and a number of different industries. These operations expose the Company to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. In addition, the Company consumes certain commodities in its businesses, exposing it to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by the Company as an integral part of its overall risk management program. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency rate fluctuations in any one country may have on the Company's consolidated results. The Company's risk management program considers this favorable diversification effect as it measures the Company's exposure to financial markets and as appropriate, seeks to reduce the potentially adverse effects that the volatility of certain markets may have on its operating results. The Company has not had any material change in its market risk exposures in the six months ended June 30, 2004.

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

Except for changes put in place to address the failure, described in "Value-added taxes and customs duties" above and in note 8 to the consolidated financial statements, to pay certain foreign value-added taxes and customs duties by a non-U.S. Brink's, Incorporated business unit, there has been no change in the Company's internal control over financial reporting during the six months ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Forward-looking information

Certain of the matters discussed in this document involve forward-looking information. Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes," "may," and similar expressions may identify forward-looking information. Forward-looking information in this document includes, but is not limited to, statements regarding the expectation of significant ongoing expenses and cash outflows related to former coal operations, the investigation into the non-payment of customs duties and value-added tax by a non-U.S. subsidiary of Brink's, Incorporated, including related accruals and contingencies and their impact on the financial condition of The Brink's Company, the timing and impact of withdrawal from coal-related multi-employer pension plans, payments under the Health Benefit Act, the impact of the competitive conditions in Brazil, the impact on BHS of the refusal of police departments to respond to alarms without visual verification, seasonal fluctuations in BHS' disconnect rate, the rate of volume increase in China and Hong Kong, expected costs relating to Section 404 of Sarbanes-Oxley, the expected earnings on VEBA assets, the impact of the prescription drug reform on the Company's postretirement benefit obligation, the anticipated decline of administrative, legal and other expenses, net, related to the former coal business, the expected replacement of bonds, the possibility that Venezuela may be considered highly inflationary again, the anticipated effective tax rate, the need to record additional valuation allowances, capital expenditures in 2004, expenditures for aircraft heavy maintenance in 2004, planned contributions to the VEBA, and the adequacy of sources of liquidity to meet the Company's near term requirements and the costs to resolve pending litigation. The forward-looking information in this document is subject to known and unknown risks, uncertainties and contingencies that could cause actual results to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond the control of the Company, include, but are not limited to, the timing of the pass-through of costs by third parties and governmental authorities relating to the disposal of the coal assets, retirement decisions by mine workers, black lung claims incidence, the financial stability of companies with payment obligations under the Health Benefit Act, the number of dependents for whom benefits are provided, actual medical and legal expenses related to benefits, the evaluation of remedial alternatives, guidance received from third parties, the impact of governmental inquiries, if any, the ongoing nature of the investigation, the funding and benefit levels of multi-employer plans and pension plans and the point at which withdrawal is deemed to have occurred, changes in inflation rates and interest rates, the willingness of Brink's customers in Brazil to engage lower-priced providers and the ability of these providers to provide satisfactory service, the incidence of false alarms, the willingness of BHS' customers to pay for private response personnel or other alternatives to police responses to alarms, the number of BHS customers who move during the second and third quarters, the growth rate of business and general business climate in China and Hong Kong, the utilization of internal resources and the availability of external resources for use in documentation and testing of internal controls, additional Section 404 guidance from the PCAOB or the Company's auditors, the performance of investments, including investments in Company stock, held by the VEBA, determinations regarding the applicability of the Medicare Prescription Drug Improvement and Modernization Act of 2003 to the Company's coal-related retiree medical plan, the completion and processing of permit replacement documentation and the ability of the purchasers of coal assets to post the required replacement bonds, social, political or economic changes in Venezuela, initiatives to control costs and increase profitability, the financial performance of the Company, extensions of aircraft leases and the renegotiation of maintenance obligations, changes in the utilization of aircraft, the Company's tax position, the need to allocate capital in areas other than the VEBA, the willingness and ability of the Company's lenders to provide liquidity, overall domestic and international economic, political, social and business conditions, foreign currency exchange rates, pricing and other competitive industry factors, labor relations, fuel prices, legislative initiatives, new government regulations, judicial decisions, variations in costs or expenses and the ability of counterparties to perform.

                           Part II - Other Information
                           ---------------------------


Item 4.           Submission of Matters to a Vote of Security Holders.

           (a) The Registrant's annual meeting of shareholders was held on May 7, 2004.

           (b) Not required.

           (c) The following person was elected for a term expiring in 2005, by the following vote:


                  -----------------------------------------------------------
                                               For           Withheld
                  -----------------------------------------------------------
                  Gerald Grinstein          47,083,356      3,193,870
                  -----------------------------------------------------------


                  The following persons were elected for terms expiring in 2007, by the following votes:


                  -----------------------------------------------------------
                                               For           Withheld
                  -----------------------------------------------------------
                  James R. Barker           46,754,402      3,522,824
                  -----------------------------------------------------------
                  James L. Broadhead        47,177,187      3,100,039
                  -----------------------------------------------------------
                  Ronald L. Turner          47,114,353      3,162,873
                  -----------------------------------------------------------


                  The selection of KPMG LLP as independent certified public accountants to audit the accounts of the Registrant and its subsidiaries for the year 2004 was approved by the following vote:


                  -----------------------------------------------------------
                              For             Against        Abstentions
                  -----------------------------------------------------------
                           49,005,447        1,079,458        192,321
                  -----------------------------------------------------------


                  The amendment and restatement of the Registrant's 1994 Employee Stock Purchase Plan was approved by the following vote:


                  ------------------------------------------------------------
                          For      Against     Abstentions    Broker Non-Votes
                   -----------------------------------------------------------
                      40,230,610  1,640,338     1,847,306        6,558,972
                  ------------------------------------------------------------


                  The amendment of the Registrant's Directors' Stock Accumulation Plan was approved by the following vote:


                  ------------------------------------------------------------
                          For       Against     Abstentions   Broker Non-Votes
                   -----------------------------------------------------------
                      37,379,898   4,393,927     1,944,429       6,558,972
                  ------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

                  Exhibit
                  Number
                  ------

                  10* Registrant's Directors' Stock Accumulation Plan, as amended and restated as of March 11, 2004.

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


                  --------------------------------
                  * Management contract or compensatory plan or arrangement.


(b) Reports on Form 8-K:

                  (i) Report on Form 8-K furnished on May 5, 2004, providing the Registrant's earnings press release for the first quarter of 2004 pursuant to Item 12 of Form 8-K.

                                    SIGNATURE
                                    ---------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                THE BRINK'S COMPANY



August 9, 2004                                  By: /s/ Robert T. Ritter
                                                --------------------------
                                                    Robert T. Ritter
                                                     (Vice President -
                                                 Chief Financial Officer)
                                                 (principal financial and
                                                    accounting officer)