Form 10-Q
period 2004-09-30
BRINKS CO
filed 2004-11-04
CIK 78890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q




            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

As of November 1, 2004, 56,743,554 shares of $1 par value common stock were outstanding.

Part I - Financial Information
------------------------------

                               The Brink's Company
                                and subsidiaries

                           Consolidated Balance Sheets



                                                              September 30,     December 31,
(In millions)                                                     2004             2003
---------------------------------------------------------------------------------------------
                                                                (Unaudited)
                                    ASSETS
Current assets:
   Cash and cash equivalents                                 $     150.1           128.7
   Accounts receivable, net                                        661.4           580.3
   Prepaid expenses and other                                       67.4            59.8
   Deferred income taxes                                            84.5            91.7
------------------------------------------------------------------------------------------
     Total current assets                                          963.4           860.5

Property and equipment, net                                        867.0           873.2
Goodwill, net                                                      250.1           244.1
Investments held by Voluntary Employees' Beneficiary
   Association trust ("VEBA") (see note 1)                           -             105.2
Deferred income taxes                                              265.8           282.7
Other assets                                                       178.0           182.9
------------------------------------------------------------------------------------------

     Total assets                                            $   2,524.3         2,548.6
==========================================================================================

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings                                     $      24.4            35.8
   Current maturities of long-term debt                             33.2            17.2
   Accounts payable                                                308.4           286.9
   Accrued liabilities                                             522.4           504.2
------------------------------------------------------------------------------------------
     Total current liabilities                                     888.4           844.1

Long-term debt                                                     182.5           221.5
Accrued pension costs                                               98.9            86.6
Postretirement benefits other than pensions (see note 1)           339.9           504.2
Deferred revenue                                                   137.2           130.7
Deferred income taxes                                               30.4            26.5
Other liabilities                                                  249.0           239.4
------------------------------------------------------------------------------------------
     Total liabilities                                           1,926.3         2,053.0

Commitments and contingent liabilities (notes 4 and 9)

Shareholders' equity:
   Common stock                                                     56.7            54.3
   Capital in excess of par value                                  450.2           383.0
   Retained earnings                                               315.5           237.2
   Accumulated other comprehensive loss                           (170.2)         (164.9)
   Employee benefits trust, at market value                        (54.2)          (14.0)
------------------------------------------------------------------------------------------
     Total shareholders' equity                                    598.0           495.6
------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity              $   2,524.3         2,548.6
==========================================================================================


See accompanying notes to consolidated financial statements.

                               The Brink's Company
                                and subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)




                                                                 Three Months             Nine Months
                                                              Ended September 30,      Ended September 30,
(In millions, except per share amounts)                       2004         2003          2004       2003
-------------------------------------------------------------------------------------------------------------

Revenues                                                  $ 1,195.0        999.4       3,421.0    2,888.9

Expenses:
Operating expenses                                            995.4        853.3       2,883.8    2,487.5
Selling, general and administrative expenses                  141.5        130.6         413.4      380.7
-------------------------------------------------------------------------------------------------------------
   Total expenses                                           1,136.9        983.9       3,297.2    2,868.2
Other operating income, net                                     0.6          6.9           6.4       14.9
-------------------------------------------------------------------------------------------------------------
   Operating profit                                            58.7         22.4         130.2       35.6

Interest expense                                               (6.0)        (6.6)        (17.6)     (19.4)
Interest and other income (expense), net                        2.4          0.7           6.7        6.6
Minority interest                                              (3.4)        (2.8)         (8.1)      (5.4)
-------------------------------------------------------------------------------------------------------------
   Income from continuing operations
     before income taxes                                       51.7         13.7         111.2       17.4
Provision for income taxes                                     14.0          2.2          43.7        3.5
-------------------------------------------------------------------------------------------------------------
   Income from continuing operations                           37.7         11.5          67.5       13.9

Income from discontinued operations, net of tax                 0.4         38.5          15.0       40.5
-------------------------------------------------------------------------------------------------------------
   Net income                                             $    38.1         50.0          82.5       54.4
=============================================================================================================


Net income per common share:
   Basic:
     Continuing operations                                $    0.69         0.22          1.24        0.26
     Discontinued operations                                    -           0.72          0.28        0.77
-------------------------------------------------------------------------------------------------------------
                                                          $    0.69         0.94          1.52        1.03
=============================================================================================================

   Diluted:
     Continuing operations                                $    0.68         0.22          1.23        0.26
     Discontinued operations                                    -           0.72          0.27        0.77
-------------------------------------------------------------------------------------------------------------
                                                          $    0.68         0.94          1.50        1.03
=============================================================================================================

Cash dividends paid per common share                      $   0.025        0.025        0.075         0.075
=============================================================================================================

See accompanying notes to consolidated financial statements.

                               The Brink's Company
                                and subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                                             Nine Months
                                                                                         Ended September 30,
(In millions)                                                                         2004                2003
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                        $   82.5                54.4
Adjustments to reconcile net income to net cash provided by operating activities:
      Income from discontinued operations, net of tax                                (15.0)              (40.5)
      Depreciation and amortization                                                  128.1               124.0
      Impairment charges from subscriber disconnects                                  29.4                26.0
      Amortization of deferred revenue                                               (19.5)              (18.9)
      Impairment of other long lived assets                                            5.1                  -
      Aircraft heavy maintenance expense                                              20.6                15.8
      Deferred income taxes                                                           23.1                (5.8)
      Provision for uncollectible accounts receivable                                  4.3                (2.3)
      Postretirement benefit funding (more) less than expense:
       Pension                                                                        14.6                18.7
       Other than pension                                                            (58.9)                7.7
      Other operating, net                                                            12.2                 8.3
      Changes in operating assets and liabilities, net of effects of acquisitions:
         Accounts receivable                                                         (86.5)                6.6
         Accounts payable and accrued liabilities                                     67.5                25.5
         Deferred subscriber acquisition costs                                       (14.4)              (13.7)
         Deferred revenue from new subscribers                                        25.9                20.7
         Prepaid and other current assets                                            (16.3)              (16.7)
         Other, net                                                                  (11.0)              (13.5)
      Discontinued operations, net                                                     0.2                17.3
---------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                            191.9               213.6
---------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Capital expenditures                                                                (153.9)             (144.8)
Aircraft heavy maintenance expenditures                                              (17.5)              (17.7)
Proceeds from disposal of:
   Timber business                                                                    33.7                  -
   Less purchase of equipment formerly leased                                         (6.2)                 -
   Gold business                                                                       1.1                  -
   Natural Gas                                                                          -                 81.2
   Property and equipment and other assets                                             9.8                14.4
Monetization of notes receivable related to sale of coal business                       -                 26.0
Contributions to Voluntary Employees' Beneficiary Association trust (see note 1)        -                (82.0)
Acquisitions                                                                         (14.8)               (8.1)
Other, net                                                                             1.4                (1.9)
Discontinued operations, net                                                          (0.8)               (6.4)
---------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                               (147.2)             (139.3)
---------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Long term debt:
   Additions                                                                          59.0                81.4
   Repayments                                                                        (82.0)             (108.6)
   Deferred financing costs                                                             -                 (0.4)
Short-term borrowings, net                                                            (7.0)                3.7
Dividends                                                                             (4.0)               (3.9)
Proceeds from exercise of stock options                                               12.7                 0.2
Other                                                                                  0.2                (0.1)
---------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                     (21.1)              (27.7)
---------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                               (2.2)                6.5
---------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                             21.4                53.1
Cash and cash equivalents at beginning of period                                     128.7               102.3
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $  150.1               155.4
===============================================================================================================

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

The Company contributed $50 million to the VEBA in the third quarter of 2004. At
September   30,  2004  the  fair  value  of  the  assets  within  the  VEBA  was approximately $159 million.

The accounting method for Brink's 20%-owned Mexican subsidiary changed in the third quarter of 2004 from the equity method of accounting to the cost method of accounting reflecting management's conclusion that the Company no longer sufficiently influences the management of the operation to merit equity-method accounting. The Company's investment in the subsidiary at September 30, 2004 was $9 million. The Company has approximately $14 million of currency exchange losses in accumulated other comprehensive loss related to the subsidiary.

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

Had compensation costs for share-based compensation plans been determined based on the fair value of awards at the grant dates consistent with the optional recognition provision of SFAS No. 123, "Accounting for Stock Based Compensation," net income per share would have approximated the pro forma amounts indicated below:


                                                                  Three Months                Nine Months
                                                               Ended September 30,         Ended September 30,
                                                              2004            2003          2004          2003
---------------------------------------------------------------------------------------------------------------
Net income (in millions):
   As reported                                            $    38.1           50.0           82.5         54.4
   Less: share-based compensation expense determined
     under fair value method, net of related tax effects       (1.1)          (1.0)          (2.5)        (3.3)
---------------------------------------------------------------------------------------------------------------
   Pro forma                                              $    37.0           49.0           80.0         51.1
===============================================================================================================

Net income per share:
   Basic, as reported                                     $    0.69           0.94            1.52        1.03
   Basic, pro forma                                            0.67           0.92            1.47        0.97
   Diluted, as reported                                   $    0.68           0.94            1.50        1.03
   Diluted, pro forma                                          0.67           0.92            1.45        0.97
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

The assumptions used and the resulting weighted-average grant-date estimates of fair value for options granted are as follows:


                                                                  Three Months                Nine Months
                                                               Ended September 30,         Ended September 30,
                                                              2004            2003          2004          2003
---------------------------------------------------------------------------------------------------------------
Options granted:
     In millions                                              0.8            0.6            0.9          0.6
     Weighted average exercise price                      $  32.71          15.24          31.82        15.24

Assumptions:
     Expected dividend yield                                  0.5%           0.5%           0.5%         0.5%
     Expected volatility                                       32%           37%             32%          37%
     Risk-free interest rate                                  3.4%           2.3%           3.3%         2.3%
     Expected term (in years)                                 3.8            4.0            3.8          4.0

Fair value estimates:
     In millions                                          $   7.6            3.0            8.2          3.0
     Per share                                            $   9.17           4.69           8.82         4.69
===============================================================================================================

Note 2 - Earnings per share

Basic and diluted weighted average share information used to compute the Company's earnings per share was as follows:


                                                                Three Months                  Nine Months
                                                             Ended September 30,          Ended September 30,
(In millions)                                               2004            2003           2004         2003
-------------------------------------------------------------------------------------------------------------
Basic weighted average shares outstanding                   54.8             53.3          54.4         53.0
Effect of dilutive stock options                             0.7              0.1           0.6          -
-------------------------------------------------------------------------------------------------------------
Diluted weighted average shares outstanding                 55.5             53.4          55.0         53.0
=============================================================================================================

Antidilutive stock options excluded from computation         0.8              3.0           0.5          3.4
=============================================================================================================


Unallocated shares of the Company's common stock held by The Brink's Company Employee Benefits Trust (the "Trust") are treated as treasury shares for earnings per share purposes. Accordingly, such shares are excluded from earnings per share calculations. The Trust held 1.8 million shares at September 30, 2004 and 0.8 million shares at September 30, 2003.


Note 3 - Pension and other postretirement benefits

Pension

The Company has defined benefit pension plans covering substantially all U.S. non-union employees who meet certain minimum requirements. The Company also has other defined benefit plans for eligible non-U.S. employees. The net pension cost for the Company's pension plans in the third quarter and first nine months of 2004 and 2003 was as follows:



                                                       U.S. Plans              Non-U.S.             Total
---------------------------------------------------------------------------------------------------------------
(In millions)                                      2004         2003       2004       2003      2004      2003
---------------------------------------------------------------------------------------------------------------
Three months ended September 30,
Service cost                                   $    5.6          5.6        2.1        1.9       7.7       7.5
Interest cost on projected benefit obligation      10.2          9.5        2.3        2.0      12.5      11.5
Return on assets - expected                       (12.4)       (12.2)      (2.2)      (1.9)    (14.6)    (14.1)
Other amortization, net                             3.5          1.7        0.8        0.8       4.3       2.5
---------------------------------------------------------------------------------------------------------------
Net pension cost                               $    6.9          4.6        3.0        2.8       9.9       7.4
===============================================================================================================

Nine months ended September 30,
Service cost                                   $   17.9         17.3        6.4        5.6      24.3      22.9
Interest cost on projected benefit obligation      30.8         29.0        7.0        5.9      37.8      34.9
Return on assets - expected                       (37.2)       (36.8)      (6.5)      (5.6)    (43.7)    (42.4)
Other amortization, net                            10.8          5.8        2.4        2.3      13.2       8.1
---------------------------------------------------------------------------------------------------------------
Net pension cost                               $   22.3         15.3        9.3        8.2      31.6      23.5
===============================================================================================================

Based on December 31, 2003 data, assumptions and funding regulations, the Company does not expect to be required to make a contribution to the primary U.S. plan for the 2004 plan year. The Company made a discretionary contribution of $11 million to its primary U.S. pension plan in July 2004. The Company does not expect to make further discretionary contributions this year.

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



                                         Coal-related plans            Other plans              Total
-----------------------------------------------------------------------------------------------------------
(In millions)                            2004         2003           2004       2003        2004      2003
-----------------------------------------------------------------------------------------------------------
Three months ended September 30,
Service cost                         $    -            -              0.3        0.3         0.3       0.3
Interest cost on accumulated
   postretirement benefit
   obligations ("APBO")                   8.0          8.9            0.4        0.4         8.4       9.3
Return on assets - expected              (2.3)         -              -          -          (2.3)      -
Amortization of losses                    3.3          3.5            0.1        0.1         3.4       3.6
-----------------------------------------------------------------------------------------------------------
Net postretirement benefit costs     $    9.0         12.4            0.8        0.8         9.8      13.2
===========================================================================================================

Nine months ended September 30,
Service cost                         $    -            -              0.9        0.7         0.9       0.7
Interest cost on APBO                    24.2         26.0            1.3        1.0        25.5      27.0
Return on assets - expected              (6.9)         -              -          -          (6.9)      -
Amortization of losses                   10.1         10.7            0.2        0.1        10.3      10.8
-----------------------------------------------------------------------------------------------------------
Net postretirement benefit costs     $   27.4         36.7            2.4        1.8        29.8      38.5
===========================================================================================================


As discussed in note 1, the Company began accounting for assets held by its VEBA as plan assets for the Company-sponsored coal-related plans in 2004. The Company made a discretionary contribution of $50 million in the third quarter of 2004 to the VEBA. The Company does not expect to make further contributions to the VEBA in 2004.

The Company's coal-related retiree medical plan is expected to qualify for a federal subsidy introduced as part of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. As a result, the Company included an actuarial gain in its estimate of the December 31, 2003 accumulated projected benefit obligation. This resulted in a $4.4 million reduction in the Company's postretirement benefit expense in the first nine months of 2004 compared to what it would have been otherwise. The effect on the full year is expected to be $5.8 million.

Pneumoconiosis (Black Lung) Benefits
The Company is self-insured with respect to almost all black lung benefits. The components of net periodic postretirement benefit costs related to black lung benefits were as follows:


                                                        Three Months                Nine Months
                                                     Ended September 30,         Ended September 30,
(In millions)                                      2004             2003         2004          2003
----------------------------------------------------------------------------------------------------
Interest cost on APBO                         $     0.8              1.1          2.6           3.2
Amortization of losses and other                    0.2              0.3          1.1           1.1
----------------------------------------------------------------------------------------------------
Net periodic postretirement costs             $     1.0              1.4          3.7           4.3
====================================================================================================


Note 4 - Discontinued operations



                                                           Three Months               Nine Months
                                                        Ended September 30,         Ended September 30,
(In millions)                                         2004             2003         2004           2003
--------------------------------------------------------------------------------------------------------
Gain (loss) on sales of:
   Natural Gas                                    $    -                57.3          -           57.3
   Timber                                              -                 -           20.7          -
   Gold                                                -                 -           (0.9)         -

Results from operations:
   Natural Gas                                         -                 2.3          -           11.2
   Timber                                              -                 0.1         (0.5)         0.3
   Gold                                                -                (0.6)        (1.2)        (2.5)

Adjustments to contingent and other liabilities
   of former operations:
     Withdrawal liability                              -                 -            8.1         (3.0)
     Other                                             0.7               -           (2.9)        (0.6)
--------------------------------------------------------------------------------------------------------
Income from discontinued operations before
   income taxes                                        0.7              59.1         23.3         62.7
Income tax expense                                     0.3              20.6          8.3         22.2
--------------------------------------------------------------------------------------------------------
Income from discontinued operations               $    0.4              38.5         15.0         40.5
========================================================================================================


Gain (loss) on sales

Natural Gas
In August 2003, the Company sold its natural gas business and received $81.2 million in cash.

Timber
In December 2003, the Company sold a portion of its timber business for $5.4 million in cash and recognized a $4.8 million pretax gain in discontinued operations. The Company received $33.7 million in 2004 for the remaining portion of its timber business. After deducting the book value of related assets and the payment of $6.2 million in 2004 to purchase equipment formerly leased, the Company has recognized a $20.7 million pretax gain in discontinued operations in the first half of 2004.

Gold
In February 2004, the Company completed the sale of its gold operations for approximately $1.1 million in cash plus the assumption of liabilities and recognized a $0.9 million loss.

Results of operations

The results of operations of the former natural resource businesses through the date of the related sale have been classified as discontinued operations for all periods presented.

Adjustments to contingent and other liabilities of former operations

Withdrawal Liability
The Company participates in the United Mine Workers of America ("UMWA") 1950 and 1974 pension plans, but expects to ultimately withdraw from these plans. Upon withdrawal from the plans, the Company must pay the plans a portion of any underfunded liability of the plans, in accordance with the terms of the plans. The Company's obligation is based on several factors, including the funded status and benefit levels of the plans. The Company's share is determined based on the plan year that the Company ultimately is determined to have withdrawn from the plans.

During the first nine months of 2004, the Company revised its estimate of the plan year in which it expects to withdraw from the plans. Based on the formula used to determine withdrawal liabilities, the Company reduced its estimate of the withdrawal liability by $8.1 million in the first nine months of 2004 to $43.9 million. In the first nine months of 2003, the Company increased its estimate of the accrual by $3.0 million to reflect changes in estimates at that time.

Since the current estimate uses information on the plans' underfunded status at June 30, 2003, the Company expects the liability will change materially in the future as revisions to the funded status of the plans and other assumptions are changed. During the fourth quarter, the Company expects to receive updated information from the UMWA plan administrator about the plans' underfunded status and to adjust its liability.

Other
The Company revised its estimated loss associated with certain legal and other matters related to its former coal operations and recognized $2.9 million of additional net expense in the first nine months of 2004.

Note 5 - Costs associated with exit activities

Brink's - Headquarters
In 2003, management initiated a plan to close the Brink's corporate headquarters in Darien, Connecticut and relocate employees to either the Brink's U.S. headquarters in Coppell, Texas or The Brink's Company headquarters in Richmond, Virginia. The following summarizes the 2004 payments and liability for the exit activity:

                                       One-time     Contract
                                      Termination  Termination
(In millions)                          Benefits       Costs    Other    Total
-----------------------------------------------------------------------------
Balance at December 31, 2003      $       0.3          0.6       0.2     1.1
Payments                                 (0.3)        (0.4)     (0.2)   (0.9)
-----------------------------------------------------------------------------
Balance at September 30, 2004     $       -            0.2       -       0.2
=============================================================================

A total of $3.3 million was included primarily in selling, general and administrative expense in the third quarter of 2003 ($4.2 million in the first nine months of 2003) associated with the Darien closure.

Note 6 - Supplemental cash flow information


                                                                       Nine Months
                                                                   Ended September 30,
(In millions)                                                     2004            2003
----------------------------------------------------------------------------------------
Cash paid for:
   Interest                                                    $   14.5            18.9
   Income taxes, net of refunds                                    17.7            17.5
========================================================================================

Depreciation of property and equipment and other amortization  $  121.7           118.3
Amortization of BHS deferred subscriber acquisition costs           6.4             5.7
----------------------------------------------------------------------------------------
Total depreciation and amortization                            $  128.1           124.0
========================================================================================


Note 7 - Comprehensive income



                                                      Three Months             Nine Months
                                                   Ended September 30,     Ended September 30,
(In millions)                                        2004       2003        2004         2003
----------------------------------------------------------------------------------------------
Net income                                      $    38.1       50.0        82.5         54.4
Other comprehensive income (loss), net of
    reclasses and taxes:
     Foreign currency translation adjustments         8.8        3.0        (2.7)        25.2
     Cash flow hedges                                 0.3       (2.0)        0.6          2.6
     Marketable securities                            -         (0.2)       (2.7)        (0.1)
     Minimum pension liability                        -          -          (0.5)         -
----------------------------------------------------------------------------------------------
Comprehensive income                            $    47.2       50.8        77.2         82.1
==============================================================================================


Note 8 - Impairments of Long Lived Assets

The Company recognized a $4.7 million impairment loss within its BAX Global segment in the third quarter of 2004. The loss related to a decision to abandon the development and installation of certain transportation logistics planning software. The impairment loss has been recorded as a component of other operating income, net, in the Company's consolidated statement of operations.

Note 9 - Contingencies

Value-added taxes and customs duties

One of the Company's non-U.S. Brink's, Incorporated business units has not paid foreign customs duties and value-added taxes with respect to the importation of certain goods and services. The Company has been advised that there may be civil and criminal penalties asserted for the non-payment of these custom duties and value-added taxes. To date no penalties have been asserted.

As a result of its investigation, the Company recorded charges in the second quarter of 2004 of $1.3 million to operating earnings and $0.8 million to interest expense. Based on the most recent information developed from its ongoing investigation, the Company has recorded reductions to the expense and reduced the range of possible penalties. A summary of the impact of this situation on earnings for the three and nine month periods is provided below.


                                          Three Months Ended   Nine Months Ended
(In millions)                             September 30, 2004  September 30, 2004
--------------------------------------------------------------------------------
Penalties on unpaid value-added taxes    $        -                     0.4
Duties                                           (0.2)                  0.7
--------------------------------------------------------------------------------
    Amount charged to operating expenses         (0.2)                  1.1
Interest expense on unpaid value-added
     taxes and customs duties                    (0.1)                  0.7
--------------------------------------------------------------------------------
                                         $       (0.3)                  1.8
================================================================================


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

The Company has concluded that a loss related to penalties on unpaid customs duties is not probable. The Company believes that the range of reasonably possible losses related to customs duties penalties is between $0 and approximately $35 million. The Company believes that the assertion of these penalties would be excessive and would vigorously defend against any such assertion.

The Company intends to diligently pursue the timely resolution of this matter and, accordingly, the Company's estimate of the potential losses could change materially in future periods. The assertion of potential penalties may be material to the Company's financial position and results of operations. These penalties could be asserted at any time. Although the Company has accrued $0.7 million of interest on the unpaid value-added taxes and customs duties, the Company does not expect to be assessed interest charges in connection with any penalties that may be asserted.

The Company's investigation is ongoing. The Company has implemented measures designed to prevent similar situations in the future. The Company believes that the circumstances giving rise to this matter are isolated to this particular business unit.

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

Health Benefit Act

The Company is obligated to pay premiums to the UMWA Combined Benefit Fund, as described in the Company's 2003 Annual Report on Form 10-K. At September 30, 2004, the Company has $190.8 million recorded for the obligation, reflecting the recorded liability at December 31, 2003 less payments made in 2004. The Company expects to adjust the liability in the fourth quarter of 2004 with new historical data and updated assumptions.

Other loss contingencies

The Company also has recorded estimated liabilities for other contingent liabilities related to former operations, including those for expected settlement of coal-related workers' compensation claims and certain reclamation obligations.

Gain Contingencies

Income Tax
The Company has entered into discussions with a tax authority which, if concluded favorably, could result in a one-time benefit recorded in discontinued operations of up to $30 million. The benefit, if any, would not result in any current cash receipts but would add to the Company's tax credit carryforwards.

Federal Black Lung Excise Tax
In 1999, the U.S. District Court of the Eastern District of Virginia entered a final judgment in favor of certain of the Company's subsidiaries, ruling that the Federal Black Lung Excise Tax ("FBLET") is unconstitutional as applied to export coal sales. The Company has received refunds including interest of $27.2 million in prior years ($2.8 million in the nine months ended September 2003), and continues to pursue the refund of other FBLET payments. Due to uncertainty as to the ultimate receipt of additional amounts, if any, which could amount to as much as $18 million (before income taxes), as well as the timing of any additional FBLET refunds, the Company has not currently recorded receivables for such additional FBLET refunds.

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


o  Brink's Home Security, Inc. ("BHS")   BHS offers monitored security  services
                                         in North America primarily  for  owner-
                                         occupied,  single-family residences. To
                                         a lesser  extent,  BHS offers  security
                                         services for commercial properties. BHS
                                         typically installs and owns the on-site
                                         home security  systems and charges fees
                                         to monitor  and  service  the  systems.


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

The  Company  has  significant  liabilities  associated  with  its  former  coal operations and expects to have significant ongoing expenses and cash outflows related to former coal operations. The Company has funded a portion of its retiree benefit obligation using a Voluntary Employees' Beneficiary Association trust (the "VEBA"). At September 30, 2004, the balance of the VEBA is reflected in the Company's balance sheet as a reduction of the retiree benefit obligations.

RESULTS OF OPERATIONS
================================================================================

Overview

                                   Three Months              Nine Months
                                Ended September 30,       Ended September 30,
(In millions)                   2004          2003         2004          2003
------------------------------------------------------------------------------
Income from:
   Continuing operations    $   37.7          11.5         67.5          13.9
   Discontinued operations       0.4          38.5         15.0          40.5
------------------------------------------------------------------------------
     Net income             $   38.1          50.0         82.5          54.4
==============================================================================


The income items in the above table are reported after tax.

Income from continuing operations improved in the third quarter and first nine months of 2004 compared to the 2003 periods due to higher operating profit at each of the Business and Security Services segments. BAX Global's performance for 2004 rebounded from prior year losses on strong air freight volumes and its operating leverage in the U.S. Brink's and BHS continued to report improved operating results.

As discussed below and in note 9 to the consolidated financial statements, the Company recorded expense of approximately $1.8 million in the first nine months of 2004 related to unpaid value-added taxes and customs duties, including related interest and an estimate of the penalties. At any time, the Company could be assessed penalties materially in excess of those accrued.

BAX Global's results for the third quarter of 2004 are net of a $4.7 million pretax impairment loss related to a decision to abandon the development and installation of computer software that was designed to assist in planning for transportation logistics.

Income from continuing operations was also better in 2004 due to lower expenses related to the Company's former coal operations.

In addition, a one-time $4.4 million pretax gain was recorded in the first quarter of 2004 upon conversion of the Company's VEBA from a general corporate asset to one specifically restricted to pay certain coal-related postretirement liabilities.

Higher corporate expense was primarily driven by costs to comply with the Sarbanes-Oxley Act of 2002.

During the recently ended quarter, the Company recorded a tax benefit of $3.3 million as a result of the resolution of issues with several tax authorities. During the quarter, the Company also recorded a net tax benefit of $1.5 million related to adjustments stemming from an ongoing review of its deferred tax accounts.

Discontinued operations includes a $20.7 million pretax gain on the sale of the timber business in the first nine months of 2004 and a $57.3 million gain on the sale of the natural gas business in the first nine months of 2003. In addition, discontinued operations includes the effects of revising its estimated withdrawal liability from multi-employer pension plans ($8.1 million income in the first nine months of 2004 and $3.0 million cost in the first nine months of
2003). The after-tax results of operations for the former natural gas, timber and gold businesses have been classified as discontinued operations for all periods presented.

Value-added taxes and customs duties

One of the Company's non-U.S. Brink's, Incorporated business units has not paid foreign customs duties and value-added taxes with respect to the importation of certain goods and services. The Company has been advised that there may be civil and criminal penalties asserted for the non-payment of these custom duties and value-added taxes. To date no penalties have been asserted.

As a result of its investigation, the Company recorded charges in the second quarter of 2004 of $1.3 million to operating earnings and $0.8 million to interest expense. Based on the most recent information developed from its ongoing investigation, the Company has recorded reductions to the expense and reduced the range of possible penalties. A summary of the impact of this situation on earnings for the three and nine month periods is provided below.


                                         Three Months Ended    Nine Months Ended
(In millions)                            September 30, 2004   September 30, 2004
--------------------------------------------------------------------------------
Penalties on unpaid value-added taxes    $        -                     0.4
Duties                                           (0.2)                  0.7
--------------------------------------------------------------------------------
   Amount charged to operating expenses          (0.2)                  1.1
Interest expense on unpaid value-added
     taxes and customs duties                    (0.1)                  0.7
--------------------------------------------------------------------------------
                                         $       (0.3)                  1.8
================================================================================


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

The Company has concluded that a loss related to penalties on unpaid customs duties is not probable. The Company believes that the range of reasonably possible losses related to customs duties penalties is between $0 and approximately $35 million. The Company believes that the assertion of these penalties would be excessive and would vigorously defend against any such assertion.

The Company intends to diligently pursue the timely resolution of this matter and, accordingly, the Company's estimate of the potential losses could change materially in future periods. The assertion of potential penalties may be material to the Company's financial position and results of operations. These penalties could be asserted at any time. Although the Company has accrued $0.7 million of interest on the unpaid value-added taxes and customs duties, the Company does not expect to be assessed interest charges in connection with any penalties that may be asserted.

The Company's investigation is ongoing. The Company has implemented measures designed to prevent similar situations in the future. The Company believes that the circumstances giving rise to this matter are isolated to this particular business unit.

Consolidated Review


                                               Three Months                               Nine Months
                                            Ended September 30,       %               Ended September 30,    %
(In millions)                                2004         2003      change             2004       2003     change
-----------------------------------------------------------------------------------------------------------------
Revenues:
   Brink's                              $    492.7       427.2        15          $ 1,416.0    1,229.3      15
   BHS                                        87.6        78.9        11              255.5      229.3      11
   BAX Global                                614.7       493.3        25            1,749.5    1,430.3      22
-----------------------------------------------------------------------------------------------------------------
     Revenues                           $  1,195.0       999.4        20          $ 3,421.0    2,888.9      18
=================================================================================================================

Operating profit (loss):
   Brink's                              $     44.7        33.4        34          $   102.8       68.0      51
   BHS                                        20.2        18.1        12               59.4       52.5      13
   BAX Global                                 14.6        (5.3)       NM               30.1      (13.3)     NM
-----------------------------------------------------------------------------------------------------------------
     Business and Security Services           79.5        46.2        72              192.3      107.2      79
   Former coal operations                    (10.9)      (17.2)       37              (33.5)     (51.7)     35
   Corporate                                  (9.9)       (6.6)      (50)             (28.6)     (19.9)    (44)
-----------------------------------------------------------------------------------------------------------------
     Operating profit                   $     58.7        22.4       162          $   130.2       35.6     200+
=================================================================================================================


The Company reported higher operating profits at each of its three Business and Security Services segments on higher revenue in the third quarter and first nine months of 2004 compared to the prior year periods. Operating profit at Brink's in the third quarter and first nine months of 2004 increased primarily due to improved performance in the International region. BHS continued its steady growth, reporting 12% higher operating profit for the current quarter over the same quarter last year; 13% higher in the year-to-date periods. BAX Global's 2004 results are above last year's levels primarily as a result of an increase in the volume of shipments through its Intra-America freight transportation network, partially offset by a $4.7 million impairment expense related to the decision to abandon the development and installation of a piece of transportation planning software. The increased volume reflects an improving economy and the ramping up of shipments from the wholesale freight forwarding product that was introduced in the second half of 2003.

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

Throughout this report, the reference to constant currency is made so that a segment's revenues can be viewed without the impact of changing foreign currency exchange rates, facilitating a comparative view of underlying performance. Relative to most other currencies, the U.S. dollar was weaker in the third quarter and first nine months of 2004 over the same prior-year periods. As a result, international revenue growth measured at constant currency exchange rates would have been lower than reported growth at actual currency exchange rates. Changes in foreign currency exchange rates have not materially affected period-to-period comparisons of operating profit.

Brink's, Incorporated


                                              Three Months                              Nine Months
                                            Ended September 30,       %               Ended September 30,    %
(In millions)                                2004         2003     change              2004       2003     change
-----------------------------------------------------------------------------------------------------------------
Revenues:
   North America (a)                   $    184.3        179.6         3          $   545.3      531.2       3
   International (b)                        308.4        247.6        25              870.7      698.1      25
-----------------------------------------------------------------------------------------------------------------
                                       $    492.7        427.2        15          $ 1,416.0    1,229.3      15
=================================================================================================================

Operating profit:
   North America (a)                   $     14.1         14.3        (1)         $    40.0       35.6      12
   International (b)                         30.6         19.1        60               62.8       32.4      94
-----------------------------------------------------------------------------------------------------------------
                                       $     44.7         33.4        34          $   102.8       68.0      51
=================================================================================================================

Cash flow information:
   Depreciation and amortization       $     19.4         17.5        11          $    57.9       50.5      15
   Capital expenditures                      17.5         19.3        (9)              49.8       54.2      (8)
=================================================================================================================

(a) U.S. and Canada.
(b) Europe, South America and Asia-Pacific.


Overview
Revenues and operating profit at Brink's were higher in the third quarter and first nine months of 2004 compared to the prior-year periods. Operating profit in Europe and South America in the 2004 periods was much higher than in the 2003 periods. European operating profit in the first half of last year reflected reduced volumes of business due to the effects of generally slow economies and the buildup to the conflict in the Middle East along with approximately $4 million in severance costs. European results in the first nine months of 2004 have improved because of operational changes made last year and higher local currency revenues on improved operating conditions. Operating profit in South America in the first half of 2003 was depressed due to poor economic and political conditions. With improved regional conditions in 2004, operating performance has been better. International operating profit in the first nine months of 2004 included approximately $3.1 million of operating expenses related to adjustments to tax accruals, including $1.1 million of operating expenses related to unpaid value-added taxes and customs duties. Revenues and operating profit in North America in the third quarter and nine months of 2004 were about the same as the prior year periods.

North America
North American revenues in the 2004 periods were 3% higher than the prior-year periods primarily as the result of higher Global Services and Canadian armored car and ATM revenues, partially offset by lower U.S. armored car revenues. Operating profit decreased slightly in the third quarter of 2004 from the 2003 period as last year's quarter included a $4.7 million gain on the sale of operating assets partially offset by $3.3 million of costs associated with the closure and relocation of the former Brink's, Incorporated headquarters. Absent these, operating profit in the 2004 periods would have been higher than 2003 due to improved performance from the Cash Logistics, Coin Wrapping and Global Services operations. These improvements were partially offset by a lower contribution from the U.S. armored car operation as a result of lower revenue in a price competitive market.

International
Improved results in the 2004 periods were primarily due to higher local currency revenues and operating profits in Europe and South America.

Europe. Revenues increased 30% in the third quarter and 26% for the first nine months of 2004 when compared to the prior year periods. On a constant currency basis, 2004 revenues were 19% higher in the third quarter and 15% higher in the first nine months compared to the prior year periods. Revenues and operating profit were higher in 2004 due to higher volumes as a result of improved business conditions and competitor difficulties, particularly in France, and the impact of an acquisition of security operations in Greece and the recently held Olympic games. Revenues in 2003, particularly in the first quarter, were adversely affected by a generally weak economy and uncertainty related to the then-impending conflict in the Middle East. In addition, European operating results began to improve in the last half of 2003 partially as a result of management changes and workforce reductions made to align resources to business needs.

South America. Operating profit in the third quarter and first nine months of 2004 was higher than the prior-year periods primarily reflecting better operating performance throughout the region and particularly in Venezuela, primarily due to higher volumes of armored transportation business, partially as a result of the exit of competitors from the market. Improved operating performance in Brazil was the result of increased volumes as well as the benefit of cost reductions taken in late 2003. The highly competitive conditions in Brazil could result in a loss of volume in the future if customers switch to lower-priced competitors.

Asia-Pacific. Asia-Pacific operating profits in the third quarter and first nine months of 2004 were higher than for the same periods last year primarily due to improved results in Global Services.

Other. As discussed in "Value-added taxes and customs duties" above and in note 9 to the consolidated financial statements, the Company recorded operating expense of approximately $1.1 million in the first nine months of 2004 related to unpaid value-added taxes and customs duties, including an estimate of the penalties. At any time, the Company could be assessed penalties materially in excess of those accrued. International operating profit in the first nine months of 2004 also included $2.0 million of higher tax-related expenses as a result of unfavorable court rulings in Brazil and Mexico.

Brink's Home Security


                                              Three Months                            Nine Months
                                            Ended September 30,    %                Ended September 30,     %
(In millions)                                2004         2003   change               2004       2003     change
----------------------------------------------------------------------------------------------------------------
Revenues:                              $     87.6        78.9      11             $   255.5      229.3      11
Operating profit:
   Recurring services (a)              $     37.2        31.7      17             $   108.0       93.4      16
   Investment in new subscribers (b)        (17.0)      (13.6)    (25)                (48.6)     (40.9)    (19)
----------------------------------------------------------------------------------------------------------------
                                       $     20.2        18.1      12             $    59.4       52.5      13
================================================================================================================

Monthly recurring revenues (c)                                                    $    25.2       22.7      11
================================================================================================================

Cash flow information:
   Depreciation and amortization (d)   $     12.9        12.1       7             $    38.0       35.5       7
   Impairment charges from
     subscriber disconnects                  10.5         9.9       6                  29.4       26.0      13
   Amortization of deferred revenue (e)      (6.8)       (6.7)      1                 (19.5)     (18.9)      3
   Deferral of subscriber acquisition
     costs (current year payments)           (5.0)       (4.8)      4                 (14.4)     (13.7)      5
   Deferral of revenue from new
     subscribers (current year receipts)      9.1         7.5      21                  25.9       20.7      25
   Capital expenditures                     (30.7)      (25.9)     19                 (86.8)     (71.9)     21
================================================================================================================

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

Revenues
The increase in BHS' revenues for the third quarter and first nine months of 2004 over the comparable 2003 periods was primarily due to an increase in the subscriber base of approximately 10% and slightly higher average monitoring rates. The slight increase in average monitoring rates is primarily due to new customers initiating service at generally higher monitoring rates than the average rate being paid by existing customers. The above factors also contributed to an 11% increase in monthly recurring revenues for September 2004 as compared to September 2003.

Operating profit
Operating profit increased $2.1 million for the third quarter and $6.9 million for the first nine months of 2004 compared to the same periods of 2003 as higher profit from recurring services was partially offset by an increased investment in new subscribers. Higher profit from recurring services in each period was primarily due to the larger subscriber base and improved productivity in the provision of field service. BHS intends to expand its presence in commercial alarm installation and monitoring. It may incur higher new business development expenses as it develops the resources needed to achieve its objectives.

Other
Police departments in several U.S. cities are not required to respond to calls from alarm companies unless an emergency has been visually verified. If more police departments refuse to respond to calls from alarm companies without visual verification, this could have an adverse effect on future results of operations for BHS.

Subscriber activity



                                      Three Months                             Nine Months
                                   Ended September 30,       %              Ended September 30,     %
(Subscriber data in thousands)     2004         2003      change             2004        2003     change
--------------------------------------------------------------------------------------------------------
Number of subscribers:
   Beginning of period            874.1         795.6        10              833.5       766.7       9
   Installations                   38.1          32.6        17              107.8        88.3      22
   Disconnects                    (15.7)        (15.0)       (5)             (44.8)      (41.8)     (7)
--------------------------------------------------------------------------------------------------------
   End of period                  896.5         813.2        10              896.5       813.2      10
========================================================================================================
Average number of subscribers     885.4         804.3        10              864.5       788.8      10
Annualized disconnect rate (a)      7.1%          7.4%                         6.9%        7.1%
========================================================================================================

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


Installations were 17% higher in the third quarter and 22% higher in the first nine months of 2004 as compared to the same periods of 2003 primarily as a result of growth in traditional installation volume and a higher level of installations obtained through the growing dealer network. Disconnect rates are typically higher in the second and third quarters of the year because of an increase in residential moves during summer months. BHS has reduced its disconnect rate in recent years through improving its subscriber selection and retention processes. Since a certain amount of disconnects cannot be prevented (e.g. customer moves), the disconnect rate may not materially improve in the future.

Reconciliation of Non-GAAP Measures - Monthly Recurring Revenues

                                                          Nine Months
                                                        Ended September 30,
(In millions)                                        2004                2003
------------------------------------------------------------------------------
September:
   Monthly recurring revenues ("MRR") (a)        $   25.2                22.7
   Amounts excluded from MRR:
     Amortization of deferred revenue                 2.2                 2.1
     Other revenues (b)                               1.9                 1.6
------------------------------------------------------------------------------
   Revenues on a GAAP basis                      $   29.3                26.4
------------------------------------------------------------------------------

Revenues on a GAAP basis:
   September                                     $   29.3                26.4
   January - August                                 226.2               202.9
------------------------------------------------------------------------------
   January - September                           $  255.5               229.3
==============================================================================
(a) MRR is calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for contracted monitoring and maintenance services.
(b)  Revenues that are not pursuant to monthly contractual billings.

The Company believes the presentation of MRR is useful to investors because the measure is widely used in the industry to assess the amount of recurring revenues from subscriber fees that a home security business produces.

BAX Global


                                              Three Months                              Nine Months
                                           Ended September 30,      %                Ended September 30,    %
(In millions)                              2004         2003      change              2004       2003     change
----------------------------------------------------------------------------------------------------------------
Revenues:
   Americas (a)                        $  297.6         238.7        25           $  841.6       708.9      19
   International (b)                      339.1         273.2        24              969.5       775.9      25
   Eliminations                           (22.0)        (18.6)      (18)             (61.6)      (54.5)    (13)
----------------------------------------------------------------------------------------------------------------
                                       $  614.7         493.3        25           $1,749.5     1,430.3      22
================================================================================================================

Operating profit (loss):
   Americas (a)                        $    8.1         (11.3)       NM           $   12.3       (31.6)     NM
   International (b)                       10.7           8.9        20               30.6        24.3      26
   Corporate and other                     (4.2)         (2.9)      (45)             (12.8)       (6.0)   (113)
----------------------------------------------------------------------------------------------------------------
                                       $   14.6          (5.3)       NM           $   30.1       (13.3)     NM
================================================================================================================

Cash flow information:
   Depreciation and amortization       $   10.4          11.9       (13)          $   31.7        36.0     (12)
   Capital expenditures                     5.8           5.6         4               16.5        18.6     (11)
================================================================================================================

Intra-America revenue                  $  145.8         118.1        23           $  404.6       336.1      20
Worldwide expedited freight
   services (c):
   Revenues                            $  467.3         370.3        26           $1,320.1     1,078.0      22
   Weight in pounds                       466.9         384.1        22            1,328.8     1,119.9      19
================================================================================================================

(a) U.S., Mexico, Latin America and Canada.
(b) Europe-Middle East-Africa ("EMEA") and Asia-Pacific.
(c) Includes U.S. deferred freight services.


Overview
BAX Global's operating profit in the third quarter was $19.9 million above that of the same quarter last year on a 25% increase in revenues (22% increase in revenues on a constant currency basis). Operating profit in the first nine months was $43.4 million better than last year on a 22% increase in revenues (19% on a constant currency basis). Results were better than last year primarily due to higher volumes in the Intra-America network, partially offset by a $4.7 million impairment expense related to capitalized software. Increased air export volumes in the Americas and Asia Pacific, supply chain management activity in Asia-Pacific, and higher charter revenues also improved results in 2004.

Americas
BAX Global's operating profit in the Americas region in the third quarter of 2004 was $19.4 million higher than the same 2003 period on a 25% increase in revenues.

Intra-America. Revenues and operating results improved over the prior-year quarter primarily due to an increase in Intra-America expedited and deferred freight volumes, including BAX Global's wholesale freight forwarding product. Because of the significant increase in volume, Intra-America revenues increased 23% over the prior-year quarter, resulting in improved operating profit.

Operating profit in the Americas includes a $4.7 million impairment loss on capitalized transportation logistics software and higher employee benefits expense in 2004. In addition, heavy maintenance expense increased $4.8 million in the first nine months of 2004 compared to the same 2003 period primarily due to higher charter activity in the 2004 periods compared to the 2003 periods and adjustments recorded in the first quarter of 2003 in conjunction with the completion of a study of aircraft lease agreements and the renegotiation of certain return provisions of the lease agreements.

The impact of higher market fuel costs in the 2004 periods was not significant to the performance of BAX Global primarily as a result of the Company's ability to pass through a portion of higher fuel costs to customers through fuel surcharge adjustments to billings. The fuel surcharge represents approximately 8.5% of revenues in the Americas region for the recent quarter. The Company is relying less on its hedging program because fuel surcharges are generally accepted within the industry and are reasonably effective at hedging increases in fuel prices.

Other. U.S. air export volumes were higher in the third quarter and first nine months of 2004 compared to the same 2003 periods, while revenue per pound (excluding fuel and other surcharges) declined in the 2004 periods. Charter activity was also higher in the 2004 periods compared to the prior year. Ocean freight has also increased slightly in 2004.

International
International operating profits increased 20% for the third quarter of 2004 compared to the 2003 period on a 24% increase in revenues (20% increase in revenues on a constant currency basis). For the first nine months of 2004, operating profits were 26% higher on a 25% increase in revenues (19% on a constant currency basis).

Asia-Pacific. Revenues and operating profit for the 2004 periods benefited from an increase in Asia-Pacific air export volumes, particularly from China and Hong Kong, primarily as a result of increased exports by high-tech customers.

EMEA. Operating profit improved slightly in the 2004 periods compared with 2003 despite continuing competitive market pressures.

BAX Global corporate and other
BAX Global corporate expense increased $1.3 million in the third quarter of 2004 and $6.8 million for the first nine months in 2004 versus the prior-year periods primarily due to higher bonus accruals and foreign currency transaction losses.

Other
BAX Global's revenues and operating profits are affected by the seasonal nature of customer's businesses. BAX Global generally recognizes more revenue and operating profit in the last half of the year compared to the first half. The relative strength of the worldwide economies generally has a larger effect on BAX Global's results compared to seasonal forces.

Corporate Expense - The Brink's Company

                         Three Months                 Nine Months
                      Ended September 30,   %      Ended September 30,       %
(In millions)          2004       2003    change     2004       2003      change
--------------------------------------------------------------------------------

Corporate expense  $    9.9        6.6      50    $  28.6       19.9       44
================================================================================


Corporate expense was higher in the 2004 periods primarily as a result of higher professional fees related to the Company's documentation and testing of its internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002. Costs related to Section 404 of the Sarbanes-Oxley Act are expected to be $7 million to $10 million higher in the full-year 2004 compared to 2003.

Former Coal Operations

Costs of former coal operations included in continuing operations


                                        Three Months                        Nine Months
                                      Ended September 30,     %          Ended September 30,     %
(In millions)                          2004        2003     change         2004       2003     change
-----------------------------------------------------------------------------------------------------
Company-sponsored postretirement
   benefits other than pensions  $      9.3       12.5      (26)       $    27.9       37.2     (25)
Black lung                              1.0        1.4      (29)             3.7        4.3     (14)
Pension                                 0.3       (0.4)      NM              1.4       (0.7)     NM
Administrative, legal and other
   expenses, net                        1.8        2.6      (31)             6.1        6.4      (5)
Idle and closed mine expense            0.3        2.1      (86)             0.7        6.9     (90)
Gains on sales of property and
   equipment and other income          (1.8)      (1.0)      80             (6.3)      (2.4)    163
-----------------------------------------------------------------------------------------------------
                                 $     10.9       17.2      (37)       $    33.5       51.7     (35)
=====================================================================================================


Company-sponsored postretirement benefits other than pension
Effective January 1, 2004, the Company began accounting for the investments held by its VEBA as plan assets of its coal-related retiree medical plan in accordance with Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," as described in note 1 to the consolidated financial statements. Accordingly, the Company has reduced its postretirement benefit expenses by the expected earnings of the plan assets: $2.3 million in the third quarter and $6.9 million in the first nine months of 2004.

The Company's coal-related retiree medical plan is expected to qualify for a federal subsidy introduced as part of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. As a result, the Company included an actuarial gain in the estimate of the December 31, 2003 projected benefit obligation. This resulted in a $4.4 million reduction in the Company's postretirement benefit expense in the first nine months of 2004 compared to what it would have been otherwise. The effect on the full year is expected to be $5.8 million.

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

The Company sold substantially all of its remaining coal-related assets in West Virginia in the fourth quarter of 2003 for $28.8 million of proceeds, including $14.8 million of liabilities contractually assumed by the buyer. The transfer of many of these liabilities to the buyer is not considered final until the buyer replaces the Company's bonds with surety bonds of its own. Accordingly, the Company is recording gains associated with the sale of these properties as its surety bonds are replaced. The Company recorded a $0.3 million gain related to liability transfers in the first quarter of 2004. No additional bonds were replaced in the second or third quarter. The Company may record additional gains up to approximately $6 million in the fourth quarter of 2004 as remaining bonds are replaced. By contract this is supposed to occur no later than November 2004. The timing of the bond replacements is not within the Company's control, however, so these gains could be deferred to later periods.

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

Brink's Venezuelan subsidiaries were considered to be operating in a highly inflationary economy during 2002. However, effective January 1, 2003, the economy in Venezuela was no longer considered to be highly inflationary. Based on current economic conditions and other factors, it is likely the Company will begin to account for its Venezuela subsidiaries as operating in a highly inflationary economy effective January 1, 2005.

The Company is exposed to certain risks when it operates in highly inflationary economies, including the risk that

   o the rate of price increases for services will not keep pace with the effects of inflation on costs;

   o adverse economic conditions in the highly inflationary country may discourage business growth which could affect the demand for the Company's services; and

   o the devaluation of the currency may exceed the rate of inflation and reported U.S. dollar revenues and profits may decline.

The Company is also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, political instability, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Company cannot be predicted.

Other Operating Income, Net

The line items below are recorded within operating profit of the three Business and Security Services segments, or within corporate or former coal operation expenses.


                                              Three Months                             Nine Months
                                           Ended September 30,       %              Ended September 30,      %
(In millions)                               2004         2003      change             2004       2003      change
-----------------------------------------------------------------------------------------------------------------
Gains on sales of operating
   assets, net                         $    1.6           5.3        (70)         $     6.0        6.3       (5)
Other impairment losses                    (4.7)          -           NM               (5.1)       -         NM
Foreign currency transaction
   gains, net                               0.3           0.6        (50)               0.3        2.4      (88)
Share in earnings of equity affiliates      0.6           0.1        200+               0.4        1.5      (73)
Royalty income                              0.6           0.5         20                1.6        1.3       23
Penalties on unpaid value-added taxes       -             -            -               (0.4)       -         NM
Other                                       2.2           0.4        200+               3.6        3.4        6
-----------------------------------------------------------------------------------------------------------------
                                       $    0.6           6.9        (91)         $     6.4       14.9      (57)
=================================================================================================================


Gains on sales of operating assets, net, are primarily the result of disposing of assets related to the Company's former coal operations.

Nonoperating Income and Expense

Interest expense


                                              Three Months                      Nine Months
                                           Ended September 30,       %       Ended September 30,      %
(In millions)                               2004        2003       change      2004       2003      change
----------------------------------------------------------------------------------------------------------
Interest expense                       $    6.0          6.6         (9)   $    17.6       19.4       (9)
==========================================================================================================


Interest expense was lower primarily due to lower average borrowings.

Interest and other income (expense), net


                                              Three Months                      Nine Months
                                           Ended September 30,      %        Ended September 30,      %
(In millions)                               2004         2003     change       2004       2003      change
----------------------------------------------------------------------------------------------------------
Interest income                        $      1.1         1.4       (21)   $     3.2        4.2      (24)
Recognition of gain on investments
   held by VEBA                               -           -           -          4.4        -         NM
Discounts and other fees of
   accounts receivable securitization
   program                                   (0.1)       (0.4)       75         (1.1)      (1.2)       8
Other, net                                    1.4        (0.3)       NM          0.2        3.6      (94)
----------------------------------------------------------------------------------------------------------
                                       $      2.4         0.7       200+   $     6.7        6.6        2
==========================================================================================================


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

Minority interest


                                              Three Months                      Nine Months
                                           Ended September 30,       %      Ended September 30,     %
(In millions)                               2004         2003      change     2004       2003     change
--------------------------------------------------------------------------------------------------------
Minority interest                      $    3.4           2.8        21    $    8.1        5.4       50
========================================================================================================

The increase in minority interest expense in the first nine months of 2004 is primarily due to improved results.

Income Taxes


                                        Income tax expense    Effective tax rate
--------------------------------------------------------------------------------
                                        2004          2003     2004       2003
--------------------------------------------------------------------------------
                                          (in millions)        (in percentages)
Three Months Ended September 30,
Continuing operations                 $ 14.0           2.2     27.1%      16.1%
Discontinued operations                  0.3          20.6     42.9%      34.9%
================================================================================

Nine Months Ended September 30,
Continuing operations                 $ 43.7           3.5     39.3%      20.1%
Discontinued operations                  8.3          22.2     35.6%      35.4%
================================================================================

The effective income tax rate on continuing operations in the first nine months of 2004 was higher than the 35% U.S. statutory tax rate primarily due to state income taxes and $7.0 million of net valuation allowance adjustments, primarily related to certain European operations. The valuation allowance adjustments were required due to the Company's assessment that because of continuing losses these assets did not meet the more-likely-than-not criteria for realization under SFAS No. 109, "Accounting for Income Taxes." The effective income tax rate for continuing operations in 2003 was lower than the 35% U.S. statutory tax rate primarily due to the resolution of tax issues from prior years, partially offset by the effect of state income taxes.

The tax provision in the third quarter of 2004 also includes a tax benefit of $3.3 million recognized as a result of the resolution of issues with several tax authorities and $1.5 million of net tax benefits recorded as a result of an ongoing review of deferred tax accounts.

The Company's effective tax rate may fluctuate materially from period to period due to changes in the expected geographical mix of earnings, changes in valuation allowances or accruals for contingencies and other factors. Subject to the above factors, the Company currently expects that the effective tax rate for the full year 2004 will approximate 39%.

The Company establishes or reverses valuation allowances for deferred tax assets depending on all available information including historical and expected future operating performance of its subsidiaries. Changes in judgment about the future realization of deferred tax assets can result in significant adjustments to the valuation allowances.

A new tax bill was recently signed into law in the U.S. and among its provisions is an incentive to repatriate cash held by foreign subsidiaries. The Company is studying the provisions of the bill. Actions resulting from this study may affect the Company's effective tax rate in future periods.

As discussed in note 9, up to $30 million in tax benefits could be recognized in discontinued operations upon the favorable resolution of a tax contingency.

Discontinued Operations

Sale of Natural Gas and Timber Business
The Company sold its natural gas business in August 2003 for $81.2 million. In July 2003 the Company agreed to sell its timber business for approximately $39 million in cash. The Company received $5.4 million in the fourth quarter of 2003, $31.8 million in the first quarter of 2004, and $1.9 million in the second quarter of 2004. The Company recognized pretax gains of $4.8 million in the fourth quarter of 2003, $18.8 million in the first quarter of 2004, and $1.9 million in the second quarter of 2004 on the sale of the timber business.

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

LIQUIDITY AND CAPITAL RESOURCES
================================================================================

Overview

Cash flows before financing activities decreased by almost $30 million in the first nine months of 2004 as compared to the first nine months of 2003. An increase in cash from improved operating performance in 2004 was more than offset by the reduction in proceeds from the sale of natural resources business.

The Company does not expect to make further contributions to the U.S. pension plan or VEBA in 2004.

As discussed in  "Value-added  taxes and customs  duties" above and in note 9 to the consolidated financial statements, the Company recorded expense of approximately $1.8 million in the first nine months of 2004 related to unpaid value-added taxes and customs duties, including related interest and an estimate of the penalties. At any time, the Company could be assessed penalties materially in excess of those accrued.

Summary of Cash Flow Information



                                                                                   Nine Months
                                                                               Ended September 30,       $
(In millions)                                                                  2004          2003     change
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Continuing operations                                                  $    191.7         196.3      (4.6)
   Discontinued operations                                                       0.2          17.3     (17.1)
-------------------------------------------------------------------------------------------------------------
     Operating activities                                                      191.9         213.6     (21.7)
-------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Continuing operations:
      Capital expenditures and aircraft heavy maintenance expenditures        (171.4)       (162.5)     (8.9)
      Net proceeds from:
        Sale of natural gas business                                             -            81.2     (81.2)
        Sale of timber business                                                 27.5           -        27.5
        Monetization of notes receivable related to sale of coal operations      -            26.0     (26.0)
      Contribution to VEBA (a)                                                   -           (82.0)     82.0
      Acquisitions                                                             (14.8)         (8.1)     (6.7)
      Other                                                                     12.3          12.5      (0.2)
   Discontinued operations                                                      (0.8)         (6.4)      5.6
-------------------------------------------------------------------------------------------------------------
     Investing activities                                                     (147.2)       (139.3)     (7.9)
-------------------------------------------------------------------------------------------------------------

Cash flows before financing activities                                    $     44.7          74.3     (29.6)
=============================================================================================================

(a) In 2004, the Company began to account for the VEBA as an offset to postretirement obligations (see note 1 to the consolidated financial statements). Accordingly, the $50 million contribution in 2004 has been classified in operating activities. In 2003, the VEBA contribution was classified within investing activities.

Operating Activities

Cash flows from operating activities declined over $20 million in the first nine months of 2004 from the prior-year period. The Company recorded the $61 million of contributions to benefit plans made this year as a component of operating activities; this essentially offset the effects of the improved operating performance of the Company in 2004. Contributions to the VEBA were classified as investing activities in 2003. The Company `s discontinued operations generated less cash in the 2004 period since the natural resource businesses were sold in 2003 and early 2004.

Investing Activities

Cash flows from investing activities were off by $8 million in the 2004 period versus 2003 as the reduction in proceeds from the disposal of businesses more than offset the $82 million contribution to the VEBA in 2003.

Capital expenditures and aircraft heavy maintenance expenditures were as follows:


                                                   Nine Months
                                               Ended September 30,        $
(In millions)                                 2004             2003    change
-------------------------------------------------------------------------------
Capital expenditures:
   Brink's                               $     49.8             54.2     (4.4)
   Brink's Home Security                       86.8             71.9     14.9
   BAX Global                                  16.5             18.6     (2.1)
   Corporate                                    0.8              0.1      0.7
-------------------------------------------------------------------------------
     Capital expenditures                $    153.9            144.8      9.1
===============================================================================

Aircraft heavy maintenance expenditures  $     17.5             17.7     (0.2)
===============================================================================


Capital expenditures for the first nine months of 2004 were $9.1 million higher than for the same period in 2003 primarily due to an increase in subscriber installations at BHS.

Capital expenditures for the full-year 2004 are currently expected to range from $205 million to $220 million versus the $203 million spent in 2003. The expected increase reflects anticipated growth in customer installations at BHS and higher information technology spending at Brink's and BAX Global. In addition to increased capital expenditures for growth in new customer installations, BHS's capital expenditures in 2005 are expected to include approximately $20 million to purchase facilities, including its headquarters, currently occupied under an operating lease. In addition, the Company expects to spend between $20 million and $25 million on aircraft heavy maintenance in 2004.

Business Segment Cash Flows

The Company's cash flows before financing activities for each of the operating segments are presented below:



                                                                                   Nine Months
                                                                               Ended September 30,       $
(In millions)                                                                  2004          2003     change
-------------------------------------------------------------------------------------------------------------
Cash flows before financing activities

Continuing operations:
   Business and Security Services:
     Brink's                                                              $     92.8          77.3      15.5
     BHS                                                                        38.9          34.1       4.8
     BAX Global                                                                 19.1         (16.7)     35.8
-------------------------------------------------------------------------------------------------------------
     Subtotal of Business and Security Services                                150.8          94.7      56.1

   Corporate and former operations:
     Net proceeds from:
       Sale of natural gas business                                              -            81.2     (81.2)
       Sale of timber business                                                  27.5           -        27.5
       Monetization of notes receivable related to sale of coal operations       -            26.0     (26.0)
     Contributions to VEBA                                                     (50.0)        (82.0)     32.0
     Contributions to U.S. pension plan                                        (11.0)          -       (11.0)
     Other                                                                     (72.0)        (56.5)    (15.5)
-------------------------------------------------------------------------------------------------------------
      Subtotal of continuing operations                                         45.3          63.4     (18.1)

Discontinued operations                                                         (0.6)         10.9     (11.5)
-------------------------------------------------------------------------------------------------------------
Cash flows before financing activities                                    $     44.7          74.3     (29.6)
=============================================================================================================


Overview
Cash flows before financing activities decreased primarily as a result of higher cash flows in 2003 from the sale of natural resource businesses. Offsetting this, cash from the operation of the Business and Security Services segments was higher in the 2004 period due to improved year-over-year operating performance.

Brink's
Cash flows before financing activities at Brink's increased primarily due to higher 2004 operating profit, partially offset by a year-over-year increase in the amount of cash used for acquisitions. Cash used for working capital needs was higher in the first nine months of 2004 primarily as a result of increased receivables on a 15% increase in revenue.

BHS
The increase in BHS' cash flows before financing activities is primarily due to higher cash flows from operations as a result of a larger subscriber base partially offset by an increase in capital expenditures reflecting the growth in installations.

BAX Global
Cash flows before financing activities at BAX Global improved significantly reflecting much better operating results in the first nine months of 2004 versus 2003. Operating cash flows included a decrease in the cash used to cover working capital needs including the net effects of increasing levels of receivables and accounts payable in 2004 as a result of higher volumes of business.

Corporate and former operations - Other
The $15.5 million increase in net cash outflows for Other for the first nine months of 2004 reflected higher corporate expenses. In addition, cash flows in the first nine months of 2003 benefited from the liquidation of retained net working capital from the Company's former coal operations.

Discontinued operations
Cash flows from discontinued operations, which includes the cash from operations and capital expenditures of the former natural resources businesses, was lower in the 2004 period as a result of the sale of the businesses in 2003 and early 2004.

Financing activities

Summary of cash flows from financing activities

                                                           Nine Months
                                                        Ended September 30,
(In millions)                                        2004                2003
------------------------------------------------------------------------------

   Short-term debt                               $   (7.0)                3.7
   U.S. Revolving Facility                           (9.6)              (27.2)
   Other                                            (13.4)                -
------------------------------------------------------------------------------
     Net borrowings (repayments) of debt            (30.0)              (23.5)

   Dividends                                         (4.0)               (3.9)
   Proceeds from the exercise of stock options       12.7                 0.2
   Other, net                                         0.2                (0.5)
------------------------------------------------------------------------------
     Financing activities                        $  (21.1)              (27.7)
==============================================================================


The Company's  operating  liquidity  needs are typically  financed by short-term
debt,  the  Company's  accounts  receivable   securitization  facility  and  the
Company's U.S. Revolving Facility, described below.

In the first nine months of 2004 and 2003, the Company paid three $0.025 per share regular quarterly dividends on its common stock (annual rate of $0.10 per share). Dividends paid on common stock totaled $4.0 million in the first nine months of 2004 ($3.9 million in the first nine months of 2003). Future dividends are dependent on the earnings, financial condition, cash flow and business requirements of the Company, as determined by the Board.

Proceeds from the exercise of stock options increased in the 2004 period over the 2003 period primarily as a result of a higher stock price.

Capitalization

The Company uses a combination of debt, leases, an asset securitization facility and equity to capitalize its operations.

Net Debt and Net Financings reconciled to GAAP measures


                                                                   September 30,  December 31,
(In millions)                                                          2004           2003
----------------------------------------------------------------------------------------------
Short-term debt and current maturities of long-term debt       $       57.6           53.0
Long-term debt                                                        182.5          221.5
----------------------------------------------------------------------------------------------
   Debt                                                               240.1          274.5
Less cash and cash equivalents                                       (150.1)        (128.7)
----------------------------------------------------------------------------------------------
Net Debt                                                               90.0          145.8
Amounts sold under accounts receivable securitization facility         70.0           77.0
----------------------------------------------------------------------------------------------
Net Financings                                                 $      160.0          222.8
==============================================================================================

The Company believes that Net Debt and Net Financings are useful measures of the Company's financial leverage. Net Debt and Net Financings were lower at September 30, 2004 compared to December 31, 2003 primarily as a result of cash generated by the operating segments and proceeds from the sale of the timber business, partially offset by contributions to the VEBA and the primary U.S. pension plan amounting to $61 million.

Debt
During October 2004, the Company entered into a new unsecured $400 million revolving bank credit facility with a syndicate of banks to replace the existing $350 million facility (the "U.S. Revolving Facility") which was due to expire in 2005. The new facility allows the Company to borrow (or otherwise satisfy credit needs) on a revolving basis over a five-year term ending in October 2009. As of September 30, 2004, $21.3 million was utilized under the $350 million revolving credit facility.

The Company has three unsecured multi-currency revolving bank credit facilities with a total of $105 million in available credit, of which approximately $48 million was available at September 30, 2004. When rates are favorable, the Company also borrows from other U.S. banks under short-term uncommitted agreements. Various foreign subsidiaries maintain other secured and unsecured lines of credit and overdraft facilities with a number of banks. Amounts outstanding under these agreements are included in short-term borrowings.

The Company has $95.0 million of Senior Notes outstanding that are scheduled to be repaid through 2008, including $18.3 million scheduled in January 2005. The Company has the option to prepay all or a portion of the Senior Notes prior to maturity with a prepayment penalty. The Senior Notes are unsecured.

The Company's Brink's, BHS, and BAX Global subsidiaries have guaranteed the U.S. Revolving Facility and the Senior Notes. The U.S. Revolving Facility, the agreements under which the Senior Notes were issued and the multi-currency revolving bank credit facilities each contain various financial and other covenants. The financial covenants, among other things, limit the Company's total indebtedness, provide for minimum coverage of interest costs, and require the Company to maintain a minimum level of net worth. If the Company were not to comply with the terms of its various loan agreements, the repayment terms could be accelerated. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements. The Company was in compliance with all financial covenants at September 30, 2004.

The Company believes it has adequate sources of liquidity to meet its near-term requirements.

Amounts sold under accounts receivable securitization facility
In December 2000, the Company entered into a five-year agreement to sell a revolving interest in BAX Global's U.S. domestic accounts receivable through a commercial paper conduit program. The primary purpose of the agreement was to obtain access to a lower cost source of funds. The Company intends to replace this facility with a similar one prior to its December 2005 termination.

Equity
At September 30, 2004, the Company had 100 million shares of common stock authorized and 56.7 million shares issued and outstanding. At September 30, 2004, of the outstanding shares, 1.8 million shares were held by The Brink's Company Employee Benefit Trust, and have been accounted for similarly to treasury stock for earnings per share purposes. The Company has the authority to issue up to 2.0 million shares of preferred stock, par value $10 per share. The Company has the authority to purchase up to 1.0 million shares of common stock with an aggregate purchase price of $19.1 million. No purchases were made under this authority in 2003 or the first nine months of 2004.

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

Health Benefit Act
The Company is obligated to pay premiums to the United Mine Workers of America ("UMWA") Combined Benefit Fund, as described in the Company's 2003 Annual Report on Form 10-K. At September 30, 2004, the Company has $190.8 million recorded for the obligation, reflecting the recorded liability at December 31, 2003 less payments made in 2004. The Company expects to adjust the liability in the fourth quarter of 2004 with updated historical data and assumptions.

Withdrawal Liability
The Company participates in the United Mine Workers of America ("UMWA") 1950 and 1974 pension plans, but expects to ultimately withdraw from these plans. Upon withdrawal from the plans, the Company must pay the plans a portion of any underfunded liability of the plans, in accordance with the terms of the plans. The Company's obligation is based on several factors, including the funded status and benefit levels of the plans. The Company's share is determined based on the plan year that the Company ultimately is determined to have withdrawn from the plans.

During the first nine months of 2004, the Company revised its estimate of the plan year in which it expects to withdraw from the plans. Based on the formula used to determine withdrawal liabilities, the Company reduced its estimate of the withdrawal liability by $8.1 million in the first nine months of 2004 to $43.9 million. In the first nine months of 2003, the Company increased its estimate of the accrual by $3.0 million to reflect changes in estimates at that time.

Since the current estimate uses information on the plans' underfunded status at June 30, 2003, the Company expects the liability will change materially in the future as revisions to the funded status of the plans and other assumptions are changed. During the fourth quarter, the Company expects to receive updated information from the UMWA plan administrator about the plans' underfunded status and to adjust its liability.

Other loss contingencies
The Company also has recorded estimated liabilities for other contingent liabilities related to former operations, including those for expected settlement of coal-related workers' compensation claims and certain reclamation obligations.

Gain Contingencies

Income Tax
The Company has entered into discussions with a tax authority which, if concluded favorably, could result in a one-time benefit of up to $30 million. The benefit, if any, would not result in any current cash receipts but would add to the Company's tax credit carryforwards.

Federal Black Lung Excise Tax
In 1999, the U.S. District Court of the Eastern District of Virginia entered a final judgment in favor of certain of the Company's subsidiaries, ruling that the Federal Black Lung Excise Tax ("FBLET") is unconstitutional as applied to export coal sales. The Company has received refunds including interest of $27.2 million in prior years ($2.8 million in the nine months ended September 2003), and continues to pursue the refund of other FBLET payments. Due to uncertainty as to the ultimate receipt of additional amounts, if any, which could amount to as much as $18 million (before income taxes), as well as the timing of any additional FBLET refunds, the Company has not currently recorded receivables for such additional FBLET refunds.

Market Risks and Hedging and Derivative Activities

The Company has activities in more than 100 countries and a number of different industries. These operations expose the Company to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. In addition, the Company consumes certain commodities in its businesses, exposing it to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by the Company as an integral part of its overall risk management program. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency rate fluctuations in any one country may have on the Company's consolidated results. The Company's risk management program considers this favorable diversification effect as it measures the Company's exposure to financial markets and as appropriate, seeks to reduce the potentially adverse effects that the volatility of certain markets may have on its operating results. The Company has not had any material change in its market risk exposures in the nine months ended September 30, 2004, except that it has reduced the levels of jet fuel hedges outstanding due to historically high fuel prices and the effectiveness of BAX Global's customer fuel surcharges.

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

Except for changes put in place to address the failure, described in "Value-added taxes and customs duties" above and in note 9 to the consolidated financial statements, to pay certain foreign value-added taxes and customs duties by a non-U.S. Brink's, Incorporated business unit, there has been no change in the Company's internal control over financial reporting during the nine months ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Forward-looking information

Certain of the matters discussed in this document involve forward-looking information. Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes," "may," and similar expressions may identify forward-looking information. Forward-looking information in this document includes, but is not limited to, statements regarding the expectation of significant ongoing expenses and cash outflows related to former coal operations, the investigation into the non-payment of customs duties and value-added tax by a non-U.S. subsidiary of Brink's, Incorporated, including related accruals and contingencies and the amount of penalties, and the impact on the financial condition of The Brink's Company, payments under the Health Benefit Act, the impact of the competitive conditions in Brazil on Brink's, the expenses associated with BHS' expansion of its commercial security business, the impact on BHS of the refusal of police departments to respond to alarms without visual verification, seasonal fluctuations in BHS' disconnect rate, the expectation that the disconnect rate may not materially improve, the impact on BAX Global's results of seasonal forces and the relative strength of worldwide economies, expected costs relating to Section 404 of Sarbanes-Oxley, the expected earnings on VEBA assets, the impact of the prescription drug reform on the Company's postretirement benefit obligation, the anticipated decline of administrative, legal and other expenses, net, related to the former coal business, the expected replacement of bonds, the possibility that Venezuela may be considered highly inflationary again, the anticipated effective tax rate, the impact of the new tax law that incentivizes companies to repatriate cash held by foreign subsidiaries, the need to record additional valuation allowances, the timing and impact of withdrawal from coal-related multi-employer pension plans, capital expenditures in 2004, expected growth in customer installations at BHS in the fourth quarter of 2004, expenditures for aircraft heavy maintenance in 2004, the expectation that the Company will make no further contributions to the U.S. pension plan or VEBA in 2004, the cost of letters of credit, the adequacy of sources of liquidity to meet the Company's near term requirements, the costs to resolve pending litigation and possible additional tax credits and FBLET refunds. The forward-looking information in this document is subject to known and unknown risks, uncertainties and contingencies that could cause actual results to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond the control of the Company, include, but are not limited to, the timing of the pass-through of costs by third parties and governmental authorities relating to the disposal of the coal assets, retirement decisions by mine workers, black lung claims incidence, the financial stability of companies with payment obligations under the Health Benefit Act, the number of dependents for whom benefits are provided, actual medical and legal expenses related to benefits, the evaluation of remedial alternatives, guidance received from third parties, the impact of governmental inquiries, if any, the ongoing nature of the investigation, the willingness of Brink's customers in Brazil to engage lower-priced providers and the ability of these providers to provide satisfactory service, the incidence of false alarms, the willingness of BHS' customers to pay for private response personnel or other alternatives to police responses to alarms, the entry of new national competitors to the alarm business, continued improvements in service to BHS' customers, BHS' ability to attract and retain customers with good credit, BHS' ability to cost effectively grow its commercial business organically or through acquisitions, growth of expedited shipping in the fourth quarter, the ability of competitors to satisfy demand, the growth of BAX Global's freight forwarding initiative, the utilization of internal resources and the availability of external resources for use in documentation and testing of internal controls, additional Section 404 guidance from the PCAOB or the Company's auditors, the performance of investments, including investments in Company stock, held by the VEBA, determinations regarding the applicability of the Medicare Prescription Drug Improvement and Modernization Act of 2003 to the Company's coal-related retiree medical plan, the completion and processing of permit replacement documentation and the ability of the purchasers of coal assets to post the required
replacement  bonds,   social,   political  or  economic  changes  in  Venezuela,
initiatives to control costs and increase profitability, the financial performance of the Company, completion of the analysis of the new tax law regarding repatriation of cash, the funding and benefit levels of multi-employer plans and pension plans and the point at which withdrawal is deemed to have occurred, changes in inflation rates and interest rates, extensions of aircraft leases and the renegotiation of maintenance obligations, changes in the utilization of aircraft, the Company's tax and free cash position, the Company's credit rating, the willingness and ability of the Company's lenders to provide liquidity, positions taken by the IRS with respect to requested tax credits and refunds, overall domestic and international economic, political, social and
business  conditions,   foreign  currency  exchange  rates,  pricing  and  other
competitive industry factors, labor relations, fuel prices, legislative initiatives, new government regulations, judicial decisions, variations in costs or expenses and the ability of counterparties to perform.

                           Part II - Other Information
                           ---------------------------


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
-------  -----------------------------------------------------------

The following table provides information about common stock repurchases by the Company during the quarter ended September 30, 2004.


                                                                             (d)  Maximum Number
                                                       (c) Total Number          (or Approximate
                                                       of Shares Purchased        Dollar Value)of
              (a) Total Number                         as Part of Publicly      Shares that May Yet
                  of Shares       (b) Average Price      Announced Plans         be Purchased Under
    Period        Purchased (1)       Paid per Share       or Programs          the Plans or Programs
-----------------------------------------------------------------------------------------------------
   July 2004        8,023          $      33.11                -                      -
=====================================================================================================

(1) Stock-for-stock exchanges for payments of exercise cost and withholding taxes upon exercises of stock options.


Item 6.  Exhibits
-------  --------


                  Exhibit
                  Number
                  ------

                  10.1 Amendment No. 5, dated as of September 20, 2004, to the Amended and Restated Trust Agreement, dated December 1, 1997, between the Registrant and J.P. Morgan Chase & Co. (formerly Chase Manhattan Bank) in connection with the Registrant's Pension Equalization Plan.

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


                                                      THE BRINK'S COMPANY



November 4, 2004                                      By: /s/ Robert T. Ritter
                                                          --------------------
                                                          Robert T. Ritter
                                                           (Vice President -
                                                       Chief Financial Officer)
                                                       (principal financial and
                                                          accounting officer)