Form 10-K
period 2004-12-31
BRINKS CO
filed 2005-03-16
CIK 78890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
     (Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 2004

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

     As of March 1, 2005, there were issued and outstanding 56,734,041 shares of common stock. The aggregate market value of shares of common stock held by nonaffiliates, as of June 30, 2004, was $1,843,510,908.

     Documents incorporated by reference: Part I, Part II and Part IV incorporate information by reference from the Annual Report of the Company for the year ended December 31, 2004. Part III incorporates information by reference from portions of the Registrant's definitive 2005 Proxy Statement to be filed pursuant to Regulation 14A.

PART I
--------------------------------------------------------------------------------

ITEMS 1 AND 2. BUSINESS AND PROPERTIES
--------------------------------------------------------------------------------


The Brink's Company

The Brink's Company ("the Company"), a Virginia corporation incorporated in 1930, has three operating segments within its "Business and Security Services" businesses: Brink's, Incorporated ("Brink's"); Brink's Home Security, Inc. ("BHS"); and BAX Global Inc. ("BAX Global").

The Company formerly had operations in natural resource businesses: coal, natural gas, timber and gold. These businesses have been sold. However, the Company has retained significant liabilities from these Former Operations.

Financial information related to the Company's operating segments is included in
Note 2 to the consolidated financial statements in the Company's 2004 Annual Report, which note is herein incorporated by reference.

The Company has approximately 54,000 employees including approximately 38,900 at Brink's, 3,000 at BHS and 12,000 at BAX Global.

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

Available Information and Corporate Governance Documents

The Brink's Company's internet address is www.brinkscompany.com. The Company makes available, free of charge, through its website, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such information with or furnishes it to the Securities and Exchange Commission. In addition, the Corporate Governance Policies, Business Code of Ethics and the charters of the Audit and Ethics, Compensation and Benefits, and Corporate Governance and Nominating Committees are available on the Company's website and are available in print, without charge, to any shareholder upon request by contacting the Corporate Secretary at 1801 Bayberry Court, P. O. Box 18100, Richmond, Virginia 23226-8100.


BUSINESS AND SECURITY SERVICES

Brink's, Incorporated ("Brink's")

General
Brink's is the oldest and largest armored car Company in the U.S. as well as a market leader in many of the countries in which it operates. Brink's has operations throughout the world with 38% of its 2004 revenues from its operations in North America. Brink's in North America serves customers through 160 branches in the U.S. and 45 branches in Canada.

Brink's operations outside North America are located in approximately 50 countries, with concentrations in Europe (43% of Brink's 2004 revenues) and South America (16% of Brink's 2004 revenues.) In addition, Brink's has growing operations in the Asia-Pacific region of the world that accounted for 3% of its 2004 revenues. Brink's largest operations outside North America, in terms of 2004 revenues, were located in France, Venezuela, the Netherlands, Brazil, Germany, the United Kingdom and Colombia. These operations accounted for 79% of 2004 revenues outside of North America.

Brink's ownership interest in subsidiaries and affiliated companies ranged from 20% to 100% at December 31, 2004. In some instances local laws limit the extent of Brink's ownership interest.

Customers
Brink's customers include:

        o  banks;

        o  retail and other commercial businesses;

        o  investment banking and brokerage firms; and

        o  government agencies, such as a country's central bank.

Services
The major services offered by Brink's include:

        o  armored car transportation;

        o  automated teller machine ("ATM") servicing;

        o currency and deposit processing, including "Cash Logistics" services; and the deploying and servicing of safes and safe control devices, including its patented CompuSafe(R) service,

        o  coin sorting and wrapping; and

        o  arranging  the  secure  air   transportation  of  valuables  ("Global
           Services").

Brink's   armored  car   transportation   services   generally   include  secure
transportation of:

o  cash between businesses and banks;

o cash, securities and other negotiable items and valuables between commercial banks, central banks (such as the U.S. Federal Reserve Banks and their branches and correspondents) and brokerage firms;

o new currency, coins and precious metals for a number of central banks throughout the world;

o canceled checks between banks or between a clearing house and its member banks in certain geographic areas.

Brink's provides coin and currency processing (including "Cash Logistics") services primarily to banks and retail customers. Cash Logistics is a fully integrated solution that proactively manages the entire cycle of cash from point-of-sale through deposit at the bank. The process includes transportation, cashier balancing and reporting, deposit processing and consolidation, and electronic information exchange. Retail customers use Brink's Cash Logistics services to count and reconcile coins and currency in Brink's secure environment, to prepare bank deposit information and to replenish retail locations' coins and currency in proper denominations.

Through its proprietary cash processing and information systems, Brink's offers customers the ability to integrate a full range of vault, ATM, transportation, storage, processing, inventory management and reporting services. Brink's believes that its cash processing and information systems differentiate its Cash Logistics services from its competitors.

Brink's CompuSafe(R) services provide retail customers with a proprietary integrated system for safeguarding and managing cash. Brink's markets its CompuSafe(R) services to a variety of cash-intensive retail customers, such as convenience stores, gas stations and restaurants. The service includes installing a specialized safe in the retail establishment that holds safeguarded cassettes. The customer's employees deposit currency into the cassettes. The cassettes can only be removed by Brink's armored car personnel. The cassettes are then taken to a secure currency room where the contents are verified and transferred for deposit. Deposit detail can then be electronically reported to the customer.

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

Brink's provides individualized services under separate contracts designed to meet the distinct transportation, security and logistics requirements of its customers. These contracts are usually for an initial term of at least one year but continue in effect thereafter until canceled by either party.

Competition
Brink's competes with a number of large multinational companies and with many smaller companies throughout the world.

Primary factors in attracting and retaining customers are security,  the quality
of  services  provided  and  the  price  for  services.   Brink's  believes  its
competitive advantages include:

o  brand name recognition;

o  reputation for a high level of service and security;

o  proprietary cash processing and information systems;

o  high-quality insurance coverage and general financial strength; and

o ability to serve multiple markets for the same customer in many of the countries in which Brink's has operations.

Brink's believes its cost structure is generally competitive, although Brink's believes certain competitors may have lower costs as a result of lower wage and benefit levels for employees or as a result of different security and service standards.

Brink's growth in revenues from financial institutions and retail businesses is partially dependent on the growth in the economy and the relative positioning of customers within their industries. Competitive conditions often cause customers and potential customers to focus on the cost of all services including armored car services. Because Brink's management believes that the high level of service and security provided differentiates Brink's from its competitors, Brink's resists competing on price alone.

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

Government Regulation
The U.S. operations of Brink's are subject to regulation by the U.S. Department of Transportation with respect to safety of operations and equipment and financial responsibility. Intrastate operations in the U.S. and intraprovince operations in Canada are subject to regulation by state and by Canadian and provincial regulatory authorities, respectively. Brink's International operations are regulated to varying degrees by the countries in which they operate.

Employee Relations
At December 31, 2004, Brink's and its subsidiaries had approximately 38,900 employees, including 10,600 employees in North America, (of whom 2,000 were classified as part-time employees) and 28,300 employees outside North America. At December 31, 2004, Brink's was a party to 13 collective bargaining agreements in North America with various local unions covering approximately 1,600 employees, almost all of whom are employees in Canada and members of unions affiliated with the International Brotherhood of Teamsters. Three agreements will expire in 2005 and they are expected to be renegotiated. The remaining agreements have various expiration dates after 2005 and extending through 2009. Outside of North America, the branch workforce are members of labor or employee organizations in the majority of the countries of operation. Brink's believes that its employee relations are satisfactory.

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

The following table discloses leased and owned facilities and vehicles for Brink's most significant operations as of December 31, 2004.

                           Facilities                          Vehicles
--------------------------------------------------------------------------------
Country           Leased     Owned     Total          Leased     Owned     Total
--------------------------------------------------------------------------------

U.S                 162       21        183           1,692        581     2,273
Canada               40        9         49             337        128       465
Europe              172       21        193             727      1,829     2,556
South America       173       42        215             101      2,315     2,416
Asia Pacific         30        -         30               1        131       132
--------------------------------------------------------------------------------
Total               577       93        670           2,858      4,984     7,842
================================================================================

Of the leased facilities in North America, 149 facilities are held under long-term leases. The remaining 53 facilities are held under short-term leases or month-to-month tenancies.

Approximately 4,600 Brink's-owned CompuSafe(R) devices are located on customers' premises in North America.

Brink's Home Security ("BHS")

General
BHS believes that it is the second largest provider of monitored security services for residential and commercial properties in North America. BHS is primarily engaged in the business of marketing, selling, installing, servicing and monitoring electronic security systems in owner-occupied, single-family residences. At December 31, 2004, BHS had approximately 921,000 systems under monitoring contracts, including approximately 146,000 new subscribers added during the year. BHS provides services to subscribers located in most metropolitan areas in 44 states, the District of Columbia and several markets in two western provinces in Canada.

BHS' typical security system installation consists of sensors and other devices which are installed at a customer's home or commercial location. The equipment can be configured to signal intrusion, fire, medical and other alerts. When an alarm is triggered, a signal is sent by telephone line to BHS' central monitoring station in Irving, Texas. The monitoring station holds an Underwriters' Laboratories, Inc. ("UL") listing. UL specifications for service centers include building integrity, back-up computer and power systems, staffing and standard operating procedures. In the event of an emergency, such as fire, tornado, major interruption in telephone or computer service, or any other event affecting the Irving facility, monitoring operations can be transferred to a backup facility located in Carrollton, Texas. BHS is in the process of developing a second customer service, monitoring and computer backup facility to replace the Carrollton facility.

BHS markets its alarm systems primarily through television and direct mail advertising, yellow page and internet advertising, alliances with other service companies, inbound telemarketing and field sales employees. BHS employees install and service most of the systems; however, dealers and occasionally subcontractors are utilized in some service areas. BHS does not manufacture the equipment used in its security systems. Equipment is purchased from a limited number of suppliers and no interruptions in supply are expected. Equipment inventories are maintained at each branch office.

BHS has an authorized dealer program to expand its geographic coverage and leverage its national advertising. The dealer program accounted for 18% of new installations during 2004 and, as of December 31, 2004, 6% of BHS' total subscriber base. Approximately 105 dealers were authorized to participate in the program as of December 31, 2004. BHS requires that its dealers install the same type of equipment as is installed by its own branches, and adhere to the same installation quality standards.

In addition to initiating subscriber relationships through its branch and dealer networks, BHS obtains new residential subscribers through its Brink's Home Technologies ("BHT") division. BHT markets residential security systems, as well as a variety of low-voltage security, home networking, communications and entertainment options, directly to major home builders. New system activations from BHT accounted for 9% of new subscribers added during 2004.

BHS also provides monitored security to residents of apartment and condominium complexes. These customers currently represent slightly more than 2% of subscribers.

Although its core business is focused on the monitoring of residential security systems, BHS also installs and monitors commercial security systems. In addition to intrusion detection, products and services currently offered to these customers include nonmonitored closed circuit video and enhanced event reporting. BHS intends to further build its capabilities in commercial security. Commercial customers represented approximately 4% of subscribers at year end.

Government Regulation
BHS and its employees are subject to various U.S. Federal, state and local consumer protection, licensing and other laws and regulations. Most states in which BHS operates have licensing laws directed specifically toward the alarm industry. BHS' business relies upon the use of wireline telephone service to communicate signals. Wireline telephone companies are currently regulated by both the Federal and state governments. BHS' wholly owned Canadian subsidiary is subject to the laws of Canada, British Columbia and Alberta.

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

Police departments in several U.S. cities are not required to respond to calls from alarm companies unless an emergency has been visually verified. If more police departments in the future refuse to automatically respond to calls from alarm companies without visual verification, this could have an adverse effect on future results of operations for BHS. In cities that have stopped providing police response to burglar alarms, BHS has offered its customers the option of receiving private guard response from guard companies which have contracted with BHS.

Competition
BHS competes in most major metropolitan markets in the U.S. and several markets in western Canada through BHS owned branch operations or its authorized dealer program. The monitored security alarm market has a large number of competitors, including thousands of local and regional companies. BHS believes it is now the second largest provider of monitored security services to residential and commercial properties in North America.

Competition is based on a variety of factors including, company reputation and service quality, product quality and price. There is substantial competitive pressure on installation fees. Several significant competitors offer installation prices which match or are less than BHS' prices; however, many of the small local competitors in BHS' markets continue to charge significantly more for installation. Competitive pressure on monitoring rates, while less intense than on installation fees, is still significant. BHS believes that the monitoring rates it offers are generally comparable to the rates offered by other major security companies.

BHS believes its customer retention rate is the highest among the major home security service companies. BHS believes this favorable retention rate is due to its focus on selecting new customers with strong credit backgrounds and providing high quality customer service to its customers.

Employees
BHS has approximately 3,000 employees, none of whom is covered by a collective bargaining agreement. BHS believes that its employee relations are satisfactory.

Properties
BHS has approximately 63 leased offices and warehouse facilities located throughout the U.S. and one leased office in Canada. The lease for the central monitoring station in Irving, Texas ended in February 2005, BHS has notified the lessor of its intention to purchase the facility under the terms provided in the lease. This facility also serves as BHS' headquarters and houses most administrative, technical and marketing services personnel. Additional administrative personnel are located in a portion of an adjacent building in office space that is leased for a term ending in 2009. BHS plans to build a second central monitoring station during 2005. The Irving and second site facilities are designed to be able to provide backup capability for each other. The lease for the current backup monitoring center in Carrollton, Texas, ends in late 2005. BHS intends to shut down the Carrollton backup monitoring center once the second central monitoring station is operational. BHS leases approximately 1,400 vehicles which are used in the process of installing and servicing its security systems.

BHS retains ownership of most of the approximately 921,000 systems currently being monitored. When a customer cancels monitoring services, BHS typically disables the system. In a limited number of cases, BHS removes the equipment. When a residential customer cancels monitoring services because of an impending household move, the retention of the BHS system in the residence facilitates the marketing of monitoring services to the subsequent homeowner.

BAX Global Inc.  ("BAX Global")

General
BAX Global provides heavy freight transportation and supply chain management services on a global basis. BAX Global specializes in the heavy freight market for business to business shipping.

In North America, BAX Global's air transportation services use a dedicated fleet of 21 planes with a national sorting hub in Toledo, Ohio. BAX Global's North American operation also has a ground network that provides transportation on a regional and national basis.

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

BAX  Global  provides  certain   transportation   customers  with  supply  chain
management services and operates more than 130 logistics warehouse and distribution facilities in key world markets. BAX Global specializes in developing supply chain management programs for companies entering new global markets or consolidating regional activity.


BAX Global's Products
                                                                Region offered
                                                                --------------
HEAVY FREIGHT TRANSPORTATION SERVICES:
   Expedited
   ---------

    o  Overnight delivery                                        Worldwide

    o  Second-day delivery                                       Worldwide

    o  Wholesale freight forwarding                              Americas

    o  Air import and export delivery                            Worldwide

   Nonexpedited
   ------------

    o  BAXSaver(TM) Suite of deferred delivery products
        (various deferred delivery terms)                        Americas

    o  Customs brokerage services                                Worldwide

    o  Aircraft charter services                                 Worldwide

    o  Ocean delivery                                            Worldwide

SUPPLY CHAIN MANAGEMENT SERVICES                                 Worldwide

Heavy Freight Transportation Services
BAX Global offers its North American (U.S., Canada and Mexico) transportation customers a variety of products and pricing options, such as guaranteed and standard overnight and second-day delivery as well as deferred delivery (delivery generally within one to three business days). A variety of value-added ancillary services, such as shipment tracking, inventory control and management reports is also offered.

BAX Global began offering a time-definite, guaranteed product to freight forwarders, freight brokers and international airlines in 2003. BAX Global primarily markets to small to mid-sized forwarders and provides a higher service level as compared to common carriage. In 2005, BAX expects to continue to expand its sales and marketing efforts to this market.

Outside North America, BAX Global offers a variety of services including standard and expedited freight services, ocean forwarding and door-to-door delivery.

BAX Global also frequently acts as customs broker, facilitating the clearance of goods through customs at international points of entry. BAX Global has the ability to link its international network with the North American transportation infrastructure and customs brokerage capabilities to provide seamless door-to-door delivery and distribution between global markets and virtually any city in North America.

BAX Global sells its services primarily through its direct sales force. BAX Global uses various marketing methods, including print media advertising and direct marketing campaigns.

BAX Global picks up or receives freight shipments from its customers, consolidates the freight of various customers into shipments for common destinations and arranges for the transportation of the consolidated freight. BAX Global uses either commercial carriers or, in the case of most of its North American shipments, its own transportation fleet, including its truck network, and regional and national hub sorting facilities. BAX Global distributes the shipments at the package's destination. While shipments move long distances on either common carrier or BAX Global's fleet, the local pickup and delivery of freight are accomplished principally by independent contractors using trucks dedicated to the BAX Global network. BAX Global's independent contractors are required to display BAX Global's logo and colors.

BAX Global has the ability to provide freight service to all North American business communities as well as to virtually all countries throughout its network of approximately 500 company-operated stations and agent locations in 133 countries. BAX Global's network is composed primarily of controlled subsidiaries and, to a lesser extent, agents and sales representatives in certain non-U.S. locations, typically under short-term contracts. Between available space on common carriers throughout the world and its North American network, BAX Global believes that it has sufficient capacity to meet the needs of its customers.

BAX Global's freight business is tied to the cycles of international trade, with higher volumes of shipments from August through December than during the other months of the year. The lowest volume of shipments generally occurs in January and February.

Including U.S. export and import revenue, BAX Global's international shipments and logistics services accounted for approximately 77% of its revenues in 2004. Intra-U.S. shipments accounted for approximately 23% of total revenues in 2004.

BAX Global's network has a worldwide communications and information system which provides global tracking and tracing of shipments and logistics data for management information reports, enabling customers to improve efficiency and control costs. BAX Global's customers are increasingly turning to its online services offering information management via its website, www.baxglobal.com.

North American Aircraft Operations
BAX Global's wholly owned subsidiary, ATI, is a U.S.-based freight and passenger airline that operates a certificated fleet of DC-8 aircraft. BAX Global also operates Boeing 727s under contracts with third parties that provide the aircraft, crew, maintenance and insurance ("ACMI"). In addition to the aircraft assigned to BAX Global's North American transportation network, ATI also provides domestic and international service for the U.S. Government Air Mobility Command and other charter customers.

The following is a summary of BAX Global's fleet as of December 31, 2004.



                                            BAX Global's
                                           Transportation          Charter
                            Aircraft           Network            Customers           Grounded         Total
------------------------------------------------------------------------------------------------------------
Cargo:
   Leased                    DC-8                10                    2                 -               12
   ACMI                      727                 11                    -                 -               11
   Owned                     DC-8                 -                    -                 3                3
------------------------------------------------------------------------------------------------------------
Cargo                                            21                    2                 3               26

Combi-Configured (a):
   Leased                    DC-8                 -                    1                 -                1
   Owned                     DC-8                 -                    3                 2                5
------------------------------------------------------------------------------------------------------------
Combi-configured                                  -                    4                 2                6
------------------------------------------------------------------------------------------------------------
   Total                                         21                    6                 5               32
============================================================================================================
(a)  Aircraft configured to accommodate both passengers and cargo for use in charter business.


Of the 21 planes in BAX Global's transportation network, 18 are assigned to regularly scheduled routes. Generally, three planes are held for use as backups or are in maintenance. Grounded planes are held for sale or to provide parts for use in other Company planes.

For aircraft held under long-term lease, BAX Global is responsible for the normal costs of operating and maintaining the aircraft. In addition, BAX Global is responsible for all or a portion of any special maintenance or modifications which may be required by Federal Aviation Administration ("FAA") regulations or orders (see "Government Regulation" below). BAX Global's ultimate liability for mandated special maintenance or modifications is generally subject to dollar limits, specific exclusions and sharing arrangements with the lessors. Over the last three years, BAX Global spent a total of approximately $80 million on routine heavy maintenance of its aircraft fleet.

BAX Global is responsible for fuel costs and most other incidental costs such as landing fees for aircraft operated under ACMI contracts.

See notes 15 and 23 to the consolidated financial statements in the Company's 2004 Annual Report for information regarding future minimum lease payments and other purchase commitments related to the Company's aircraft. BAX Global's 13 leased aircraft have various expiration dates extending through 2005, and its 11 planes under ACMI contracts have various expiration dates through 2005. Based on the current state of the aircraft leasing market, BAX Global believes that it should be able to renew these agreements or enter into new agreements on terms reasonably comparable to those currently in effect.

The average airframe age of the fleet operated by ATI is in excess of 30 years; however, the condition of a particular aircraft and its fair market value are dependent on its maintenance history. Factors other than age, such as cycles (essentially the number of flights), can have a significant impact on an aircraft's serviceability. Generally, cargo aircraft tend to have fewer cycles than passenger aircraft over comparable time periods because they are used for fewer flights per day and longer flight segments.

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

Supply Chain Management Services
BAX Global's supply chain management business specializes in developing solutions that include the design, implementation and management of inventory, distribution and information processes to improve a customer's efficiency and productivity.

BAX Global operates value-added logistics warehouse and distribution facilities in key world markets. Companies in the healthcare, retail, automotive, aerospace and high technology industries have been targeted as businesses with significant supply chain management needs.

Worldwide revenues from the supply chain management business represented 10% of BAX Global's total revenues in 2004.

Customers
BAX Global's customers include thousands of large and small industrial and commercial businesses. Worldwide, BAX Global's top 10 customers accounted for approximately 14% of total BAX Global revenue in 2004. The Company targets customers in the aerospace, automotive, healthcare, high technology, retail and other industries where rapid delivery of high-value products is required.

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

BAX Global also competes in the U.S. with freight delivery services provided by ground transportation companies, including trucking firms and surface freight forwarders that offer specialized time-specific services within limited geographical areas.

BAX Global believes its hub-and-spoke network of aircraft and trucks that serves the North American market allows it to move freight more reliably than if it solely used third-party services. The hub, which is located in Toledo, Ohio, consists of various facilities, including a technologically advanced heavy freight handling system, which is capable of sorting approximately one million pounds of freight per hour. BAX Global's hub-and-spoke system feeds much of its North American import and export business and BAX Global believes it provides a competitive advantage by offering superior, reliable service to its customers, shipping to, from or within North America.

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

Employee Relations
BAX Global and its subsidiaries have approximately 12,000 employees worldwide, of whom about 1,900 are classified as part-time.

As of December 31, 2004, approximately 195 flight crewmembers (captains, first officers and flight engineers), were represented for purposes of collective bargaining by the International Brotherhood of Teamsters. This contract expired in 2004 and is in the process of being renegotiated. Another 125 employees in the U.S. (principally customer service, clerical and/or dock workers) were represented by labor unions that in most cases are also affiliated with the International Brotherhood of Teamsters. BAX Global did not experience any significant strike or work stoppage in 2004 and believes that its employee relations are satisfactory.

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

BAX Global is subject to various other requirements and regulations in connection with its operations, including certain safety and security regulations of the DOT and other federal and state agencies. BAX Global's international operations are regulated to varying degrees by the countries in which they operate.

Properties
BAX Global has approximately 260 company-operated stations (90 domestic and 170 international) and has agency agreements with approximately 115 stations (9 domestic and 106 international). BAX Global's stations are usually located at or near airports or other transportation corridors. BAX Global operates domestic stations, which generally include office space and warehousing facilities located in 39 states, the District of Columbia and Puerto Rico. Nearly all company-operated stations are leased.

BAX Global operates its main freight-sorting operation and related facilities at its hub in Toledo, Ohio. This hub is operated under a lease with the Toledo-Lucas County Port Authority which expires in 2013. The lease provides BAX Global with rights of renewal for three five-year periods. Other facilities in the U.S. are held under leases having terms of one to ten years.

BAX  Global  provides  certain   transportation   customers  with  supply  chain
management services and operates more than 130 leased logistics warehouse and distribution facilities in key world markets.

BAX Global has, under lease through 2012, a 116,000 square foot corporate office facility located in Irvine, California.

See "Aircraft Operations" above for information about contracted, leased and owned aircraft.

FORMER OPERATIONS

The Company sold or shut down its coal operations in 2002, sold its natural gas, timber and gold operations in 2003 and 2004. The Company has retained certain coal-related liabilities and related expenses. Retained liabilities are significant and include obligations related to postretirement benefits for Company-sponsored medical plans, black lung benefits, reclamation and other costs related to closed mines, Health Benefit Act obligations, workers' compensation claims and costs of withdrawal from multi-employer pension plans. The Company expects to have significant ongoing expenses and cash outflow for retained liabilities relating to its former coal operations. See notes 4, 6, and 23 to the consolidated financial statements, which notes are herein incorporated by reference.

At December 31, 2004, the Company had approximately 29 employees related to its former natural resource operations. These employees perform various duties including reclaiming, maintaining and selling residual assets and managing retained liabilities related to the former coal operations.

Forward-Looking Information
Certain of the matters discussed herein, including statements regarding foreign exchange rates and other risks associated with foreign operations, significant ongoing expenses and cash outflows for retained liabilities related to former coal operations in the future (including costs related to the administration of retained liabilities), the introduction of new products and services by BHS in 2005, BHS' continued expansion into the commercial market, the uninterrupted supply of equipment to BHS, the impact of the refusal of police departments to respond to calls from alarm companies without visual verification on BHS, the completion of BHS' second station, the ability of BHS' Irving and second stations to back each other up, BAX's continued expansion of sales and marketing efforts to small and mid-sized forwarders, the expected seasonal impact on the volumes shipped by BAX Global, the ability of BAX Global to renew certain aircraft leases or enter into new leases on reasonably comparable terms, the highly competitive nature of the transportation and supply chain management industries, the renegotiation of union contracts and liability for reclamation related to the former coal operations, involve forward-looking information which is subject to known and unknown risks, uncertainties, and contingencies which could cause actual results, performance or achievements, to differ materially from those which are anticipated.

Such risks, uncertainties and contingencies, many of which are beyond the control of the Company, include, but are not limited to, fluctuations in interest and exchange rates, economic, business and social conditions in the U.S. and abroad, effectiveness of hedging activities and the ability of counterparties to perform, actual retirement experience of the former coal operation's employees, black lung claims incidence, the number of dependents covered under benefit obligations, coal industry turnover rates, actual medical and legal costs relating to the benefits, changes in inflation rates (including the continued volatility of medical inflation), the incidence of false alarms, the willingness of BHS' customers to pay for private response personnel or other alternatives to police responses to alarms, the performance of BHS' equipment suppliers, BHS' ability to cost-effectively develop new systems in a timely manner, decisions regarding continued support of the developing commercial business, development delays relating to the second customer service, monitoring and computer backup facility, including construction, permitting and IT delays, the market for airplanes of the type used by BAX Global, concessions requested by Brink's, BAX Global or the applicable union, changes in the scope or method of remediation or monitoring required under the coal-related permits, the demand for the Company's products and services, the ability of the Company and its operations to obtain appropriate insurance coverage at reasonable prices, pricing and other competitive industry factors, fuel prices, new government regulations and legislative initiatives, issuance of permits, judicial decisions, and variations in costs or expenses.

ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

Not applicable.


ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

Not applicable.

Executive Officers of the Registrant

The following is a list as of March 1, 2005, of the names and ages of the executive and other officers of The Brink's Company and the names and ages of certain officers of its subsidiaries, indicating the principal positions and offices held by each. There is no family relationship between any of the officers named.


Name                       Age   Positions and Offices Held                                     Held Since
----------------------------------------------------------------------------------------------------------
Executive Officers:
Michael T. Dan             54    President, Chief Executive Officer and Chairman of the Board      1998
James B. Hartough          57    Vice President-Corporate Finance and Treasurer                    1988
Frank T. Lennon            63    Vice President-Human Resources and Administration                 1985
Austin F. Reed             53    Vice President, General Counsel and Secretary                     1994
Robert T. Ritter           53    Vice President and Chief Financial Officer                        1998

Other Officers:
Matthew A. P. Schumacher   46    Controller                                                        2001
Arthur E. Wheatley         62    Vice President and Director-Risk Management                       1988

Subsidiary Officers:
Robert B. Allen            51    President of Brink's Home Security, Inc.                          2001
Joseph L. Carnes           47    President of BAX Global Inc.                                      2000
Richard M. Gold            54    President of Brink's, Incorporated                                2004
==========================================================================================================

Executive and other officers of The Brink's Company are elected annually and serve at the pleasure of its Board of Directors.

Mr. Dan was elected President, Chief Executive Officer and Director of The Brink's Company in February 1998 and was elected Chairman of the Board effective January 1, 1999. He also serves as Chief Executive Officer of Brink's, Incorporated, a position he has held since July 1993 and as President and Chief Executive Officer of Brink's Holding Company, a position he has held since December 31, 1995. He served as President of Brink's, Incorporated from December 2002 until January 2004. He also serves as Chairman of the Board of BAX Global Inc., a position he has held since February 1998. From August 1992 to July 1993 he served as President of North American operations of Brink's, Incorporated and as Executive Vice President of Brink's, Incorporated from 1985 to 1992.

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

Mr. Schumacher joined the Company as Controller in July 2001. Prior to joining the Company, he was employed by NL Industries, Inc. as the Assistant Controller from 1997 through July 2001.

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

Mr. Gold joined Brink's, Incorporated as President on January 1, 2004. Prior to joining the Company, he was employed by Cummins, Inc. for 23 years. In his last position, he served as Vice President, General Manager of a Cummins business unit.

PART II
--------------------------------------------------------------------------------


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
--------------------------------------------------------------------------------

The Company's common stock trades on the New York Stock Exchange under the symbol "BCO."

The following table provides information about common stock repurchases by the Company during the quarter ended December 31, 2004.


                                                                                  (d) Maximum Number
                                                             (c) Total Number       (or Approximate
                                                            of Shares Purchased      Dollar Value) of
                      (a) Total Number                       as Part of Publicly    Shares that May Yet
                         of Shares      (b) Average Price     Announced Plans       be Purchased Under
Period                  Purchased (1)     Paid per Share       or Programs         the Plans or Programs
--------------------------------------------------------------------------------------------------------
December 1 through
 December 31, 2004        7,816         $    39.00                 -                         -
========================================================================================================

(1) Stock-for-stock exchanges for payments of exercise cost upon exercises of stock options.


Reference is made to page 126 of the Company's 2004 Annual Report which is herein incorporated by reference, for other information required by this item.


ITEM 6. SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

Reference is made to page 127 of the Company's 2004 Annual Report which is herein incorporated by reference, for information required by this item.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

Reference is made to pages 22 through 73 of the Company's 2004 Annual Report which is herein incorporated by reference, for information required by this item.


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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

Reference is made to pages 74 through 126 of the Company's 2004 Annual Report which is herein incorporated by reference, for information required by this item.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Except for changes put in place to enhance controls related to accounting for deferred taxes, there has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Reference is made to pages 74 through 75 of the Company's 2004 Annual Report, which are herein incorporated by reference, for Management's Annual Report on Internal Control over Financial Reporting and the Attestation Report of the Registered Public Accounting Firm.

ITEM 9B. OTHER INFORMATION
--------------------------------------------------------------------------------

The Company makes the following disclosure in lieu of furnishing it in a Current Report on Form 8-K under Item 2.02. "Results of Operations and Financial Condition."

On March 15, 2005, the Company issued a press release updating its previously disclosed fourth quarter and year end financial results to reflect the recording of two non-cash items that result in an increase in reported net income and earnings per share. A copy of this release is being furnished as Exhibit 99(b) to this Annual Report on Form 10-K.

PART III
--------------------------------------------------------------------------------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

The information required by this Item regarding directors is herein incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2004. The information regarding executive officers is included in this report following Item 4, under the caption "Executive Officers of the Registrant."

The Company has adopted a Business Code of Ethics that applies to all of the directors, officers and employees (including the Chief Executive Officer, Chief Financial Officer and Controller) and has posted the Code on the Company's website. The Company intends to satisfy the disclosure requirement under Item
5.05 of Form 8-K relating to amendments to or waivers from any provision of the Business Code of Ethics applicable to the Chief Executive Officer, Chief Financial Officer or Controller by posting this information on the website. The internet address is www.brinkscompany.com.


ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

The information required by Item 11 is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2004.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

The information required by Item 12 is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2004.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

The information required by Item 13 is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2004.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------------------------------------------------------------------------------

The information required by Item 14 is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2004.

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

    3.  Exhibits - see exhibit index.


Undertaking
For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8 Nos. 333-120254, 2-64258, 33-2039, 33-21393, 33-69040, 33-53565, 333-02219,
333-78631,  333-78633, 333-70758, 333-70772, 333-70766 and 333-70762. Insofar as
indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2005.


                                                      The Brink's Company
                                                  ------------------------------
                                                          (Registrant)




                                              By         /s/ M. T. Dan
                                                  ------------------------------
                                                          (M. T. Dan,
                                                    Chairman, President and
                                                    Chief Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 15, 2005.

      Signatures                                          Title
      -----------------                                -----------

  R. G. Ackerman*                                       Director
  B. C. Alewine*                                        Director
  J. R. Barker*                                         Director
  M. C. Breslawsky*                                     Director
  J. L. Broadhead*                                      Director
  J. S. Brinzo*                                         Director



  /s/ M. T. Dan                                   Chairman, President and
  ----------------------------------               Chief Executive Officer
  (M. T. Dan)                                   (principal executive officer)




  G. Grinstein*                                         Director
  R. M. Gross*                                          Director


  /s/ R. T. Ritter                                     Vice President
  ----------------------------------              and Chief Financial Officer
  (R. T. Ritter)                               (principal financial officer and
                                                 principal accounting officer)



  C. S. Sloane*                                         Director
  R. L. Turner*                                         Director

  *By  /s/ M. T. Dan
       -----------------------------
       (M. T. Dan, Attorney-in-Fact)

Index to Financial Statements and Schedules

Financial Statements:

The consolidated financial statements of The Brink's Company, listed in the index below which are included in the Company's 2004 Annual Report for the year ended December 31, 2004, are herein incorporated by reference. With the exception of the pages listed in the index below and the information incorporated by reference included in Parts I, II and IV, the 2003 Annual Report of the Shareholders is not deemed filed as part of this report.

THE BRINK'S COMPANY ANNUAL REPORT

                                                        Page Numbers
                                                          in 2004
                                                           Annual
                                                           Report
                                                        ------------

Management's Discussion and Analysis of
   Results of Operations and Financial Condition............22-73
Management's Report on Internal Control over Financial
   Reporting................................................74
Reports of Independent Registered Public Accounting Firm....75-76
Consolidated Balance Sheets.................................77
Consolidated Statements of Operations.......................78
Consolidated Statements of Comprehensive Income (Loss)......79
Consolidated Statements of Shareholders' Equity.............80
Consolidated Statements of Cash Flows.......................81
Notes to Consolidated Financial Statements..................82-126
Selected Financial Data.....................................127


Financial Statement Schedules:


                                                        Page numbers
                                                        In Form 10-K
                                                        ------------
Report of Independent Registered Public Accounting Firm.....19
Schedule II - Valuation and qualifying accounts.............20

             Report of Independent Registered Public Accounting Firm



The Board of Directors
The Brink's Company:


Under date of March 15, 2005, we reported on the consolidated balance sheets of The Brink's Company and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, as contained in the 2004 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as included herein. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP

Richmond, Virginia
March 15, 2005

                               The Brink's Company
                 Schedule II - Valuation and Qualifying Accounts
             For the Years Ending December 31, 2004, 2003 and 2002
                                  (in millions)




                                               Balance at     Charged to                      Charge to     Currency      Balance at
                                              Beginning of     Costs and                        Other       Translation     End of
                                                 Period      Expenses (a)   Deductions (b)    Account (c)   Adjustment      Period
------------------------------------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts
-------------------------------
Year Ended December 31, 2002                    $ 41.8            4.6          (11.8)             -             0.9            35.5
Year Ended December 31, 2003                      35.5           (1.1)          (7.5)             -             0.7            27.6
Year Ended December 31, 2004                      27.6            4.0           (5.8)             -             0.9            26.7


Valuation Allowance for Deferred Tax Assets
-------------------------------------------
Year Ended December 31, 2002                    $ 10.3            1.5           (0.8)             -            (2.0)            9.0
Year Ended December 31, 2003                       9.0           34.3           (0.6)             -             0.8            43.5
Year Ended December 31, 2004                      43.5           10.2           (0.6)            0.7            2.0            55.8


(a) Includes amounts charged to loss from discontinued operations.

(b) Amounts written off, less recoveries.

(c) Includes amounts charged to Other Comprehensive Income.

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

3(i)    Amended  and  Restated   Articles  of Incorporation of  the  Registrant.
        Exhibit 3(i) to the Registrant's Current Report on Form 8-K filed March 2, 2005.

3(ii) Amended and Restated Bylaws of the Registrant. Exhibit 3(ii) to the Registrant's Current Report on Form 8-K filed March 2, 2005.

4(a) Amended and Restated Rights Agreement dated as of September 1, 2003 between the Registrant and Equiserve Trust Company, N.A., as Rights Agent, together with Form of Right Certificate. Exhibit 1 to the Registrant's Amendment No. 4 to Form 8-A/A filed October 9, 2003.

10(a)* Key Employees Incentive Plan, as amended. Exhibit 10(a) to the 1998 Form 10-K.

10(b)* Key Employees' Deferred Compensation Program, as amended and restated effective January 1, 2005. Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed November 22, 2004.

10(c)*  (i)    Pension Equalization  Plan as amended.  Exhibit 10(e)(I)  to  the
               Registrant's Annual Report  on  Form  10-K  for  the  year  ended
               December 31, 1997 (the "1997 Form 10-K").

        (ii) Amended and Restated Trust Agreement, dated December 1, 1997, between the Registrant and Chase Manhattan Bank, as Trustee (the "Trust Agreement"). Exhibit 10(e)(ii) to the 1997 Form 10-K.

        (iii)  Amendment No. 1 to Trust Agreement, dated as  of August 18, 1999.
               Exhibit 10(c)(iii) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K").

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

        (ix) Amendment No. 4 to Trust Agreement, dated as of September 22, 2003. Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (the "Third Quarter 2003 Form 10-Q").

        (x) Amendment No. 5 to Trust Agreement, dated as of September 20, 2004. Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

        (xi) Amendment to Pension Equalization Plan. Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed November 22, 2004.

        (xii) Amendment No. 6 t o Trust Agreement, dated as of November 22, 2004. Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed November 22, 2004.

10(d)* Executive Salary Continuation Plan. Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (the "1991 Form 10-K").

10(e)* Non-Employee Directors' Stock Option Plan, as amended and restated as of January 14, 2000. Exhibit 10(e) to the 1999 Form 10-K.

10(f)*  1988 Stock Option Plan, as amended  and restated as of January 14, 2000.
        Exhibit 10(f) to the 1999 Form 10-K.

10(g)*  Management  Performance  Improvement  Plan,  as  amended  and  restated.
        Exhibit 99 to the Registrant's Current Report on Form 8-K filed March 2, 2005.

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

10(j)*  (i)    Retirement  Plan for Non-Employee  Directors, as amended. Exhibit
               10(g) to the Third Quarter 1994 Form 10-Q.

        (ii) Form of letter agreement dated as of September 16, 1994, between the Registrant and its Non-Employee Directors pursuant to Retirement Plan for Non-Employee Directors. Exhibit 10(h) to the Third Quarter 1994 Form 10-Q.

10(k)* Form of severance agreement between the Registrant (or a subsidiary) and various of the Registrant's officers. Exhibit 10(o)(ii) to the 1997 Form 10-K.

10(l)* Directors' Stock Accumulation Plan, as amended and restated effective January 1, 2005. Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed November 22, 2004.

10(m)* Plan for Deferral of Directors' Fees, as amended and restated effective January 1, 2005. Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed November 22, 2004.

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

        (iii) Trust Indenture dated as of April 1, 1989 between the Authority and Society Bank & Trust (formerly, Trustcorp. Bank, Ohio), as Trustee (the "Trustee"). Exhibit 10(iii) to the Second Quarter 1989 Form 10-Q.

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

10(o)   (i)    Credit  Agreement,  dated  as  of  December  20, 2002, among  BAX
               Global  Inc.,  Brink's,  Incorporated   and  the  Registrant,  as
               Borrowers and Guarantors, and ABN AMRO  Bank, N.V.  Exhibit 10(q)
               (i) to the 2002 Form 10-K.

        (ii) Guaranty between BAX Global, as Guarantor, and ABN AMRO Bank, N.V. Exhibit 10(q)(ii) to the 2002 Form 10-K.

        (iii) Guaranty between Brink's, Incorporated, as Guarantor, and ABN AMRO Bank, N.V. Exhibit 10(q)(iii) to the 2002 Form 10-K.

        (iv) Guaranty between the Registrant, as Guarantor, and ABN AMRO Bank, N.V. Exhibit 10(q)(iv) to the 2002 Form 10-K.

10(p)*  (i)    Employment  Agreement  dated as  of  May  4,  1998,  between  the
               Registrant and Michael T. Dan.  Exhibit 10(a) to the Registrant's
               Quarterly Report on Form 10-Q for the quarter ended September 30,
               1998 (the "Third Quarter 1998 Form 10-Q").

        (ii) Amendment No. 1 to Employment Agreement between the Registrant and Michael T. Dan. Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10(q)* Executive Agreement dated as of May 4, 1998, between the Registrant and Michael T. Dan. Exhibit 10(b) to the Third Quarter 1998 Form 10-Q.

10(r)* Executive Agreement dated as of August 7, 1998, between the Registrant and Robert T. Ritter. Exhibit 10(c) to the Third Quarter 1998 Form 10-Q.

10(s)* Severance Agreement dated as of August 7, 1998, between the Registrant and Robert T. Ritter. Exhibit 10(d) to the Third Quarter 1998 Form 10-Q.

10(t)   Trust Agreement for The Brink's Company Employee Welfare  Benefit Trust.
        Exhibit 10(t) to the 1999 Form 10-K.

10(u)   (i)    Note Purchase Agreement  dated as of  January 18,  2001,  between the Registrant and the Purchasers  listed on Schedule A  thereto.
               Exhibit 10(u)(i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K").

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

10(w)   (i)    Note  Purchase  Agreement  dated as of April 11, 2002 between the
               Registrant and  the  Purchasers set  forth on the signature page.
               Exhibit 10(a)(i)  to  the Registrant's  Quarterly  Report on Form
               10-Q for  the quarter  ended  March 31,  2002 (the "First Quarter
               2002 Form 10-Q").

        (ii) Form of Promissory Note. Exhibit 10(a)(ii) to the First Quarter 2002 Form 10-Q.

10(x)   (i)    $43,160,000  Bond Purchase Agreement,  dated  September 17, 2003,
               among  the  Peninsula  Ports   Authority  of  Virginia,  Dominion
               Terminal Associates, Pittston Coal  Terminal Corporation  and the
               Registrant. Exhibit 10.2(i) to the Third Quarter 2003  Form 10-Q.

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

10(y) $150,000,000 Credit Agreement, dated as of November 18, 2004, between the Registrant and ABN AMRO Bank N.V. Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed November 18, 2004.

10(z) $400,000,000 Credit Agreement among The Brink's Company, as Parent Borrower, the Subsidiary Borrowers referred to therein, certain of Parent Borrower's Subsidiaries, as Guarantors, Various Lenders, Barclays Bank plc, as Co-Arranger and Documentation Agent, Bank of America, N.A., as Syndication Agent, Banc of America Securities LLC, as Co-Arranger, Scotiabanc Inc. and Wachovia Bank, National Association, as Co-Arrangers and Syndication Agents, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Securities Inc., as Sole Lead Arranger and Bookrunner, dated as of October 15, 2004. Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed October 18, 2004.

10(aa) Share Transfer Agreement, dated February 2, 2005, between Group 4 Securitas Holdings Limited, as Seller, and Brink's Limited, as Buyer.

10(bb) Share Transfer Agreement, dated February 2, 2005, between Group 4 Securicor Holdings Limited, Securicor International BV and Brink's Luxembourg S.A. and Brink's, Incorporated.

13       Parts of the 2004 Annual Report of the Registrant.

21       Subsidiaries of the Registrant.

23       Consent of independent auditors.

24       Powers of attorney.

31       Rule 13a-14(a)/15d-14(a) Certifications.

32       Section 1350 Certifications.

99(a)* Amendment to Pension-Retirement Plan relating to preservation of assets of the Pension-Retirement Plan upon a change in control. Exhibit 99 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

99(b)    Press Release, dated March 15, 2005, issued by the Registrant.


--------------------------
*Management contract or compensatory plan or arrangement.