Form 10-Q
period 2005-03-31
BRINKS CO
filed 2005-05-05
CIK 78890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q




            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from ________ to ________


                          Commission file number 1-9148




                               THE BRINK'S COMPANY
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Virginia                                              54-1317776
 -----------------------------                              ------------------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)




               1801 Bayberry Court, Richmond, Virginia    23226-8100
               -----------------------------------------------------
               (Address of principal executive offices)   (Zip Code)



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

As of May 2, 2005, 56,732,685 shares of $1 par value common stock were outstanding.

Part I - Financial Information
------------------------------


                               The Brink's Company
                                and subsidiaries

                           Consolidated Balance Sheets



                                                                    March 31,       December 31,
(In millions)                                                         2005              2004
-----------------------------------------------------------------------------------------------
                                                                   (Unaudited)
                                     ASSETS

Current assets:
   Cash and cash equivalents                                     $     136.6            169.0
   Accounts receivable, net                                            746.4            749.5
   Prepaid expenses and other                                           68.3             58.1
   Deferred income taxes                                               101.3            116.0
-----------------------------------------------------------------------------------------------
     Total current assets                                            1,052.6          1,092.6

Property and equipment, net                                            944.0            914.0
Goodwill, net                                                          275.2            259.6
Deferred income taxes                                                  244.8            234.7
Other assets                                                           183.3            177.3
-----------------------------------------------------------------------------------------------

     Total assets                                                $   2,699.9          2,678.2
===============================================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings                                         $      50.9             27.5
   Current maturities of long-term debt                                 33.6             35.1
   Accounts payable                                                    346.6            357.0
   Accrued liabilities                                                 561.7            612.5
-----------------------------------------------------------------------------------------------
     Total current liabilities                                         992.8          1,032.1

Long-term debt                                                         195.4            181.6
Accrued pension costs                                                  126.3            117.0
Postretirement benefits other than pensions                            327.6            331.2
Deferred revenue                                                       142.6            139.5
Deferred income taxes                                                   25.5             26.0
Other liabilities                                                      210.1            176.8
-----------------------------------------------------------------------------------------------
     Total liabilities                                               2,020.3          2,004.2

Commitments and contingent liabilities (notes 5 and 8)

Shareholders' equity:
   Common stock                                                         56.7             56.7
   Capital in excess of par value                                      450.7            457.4
   Retained earnings                                                   365.1            352.9
   Accumulated other comprehensive loss                               (165.5)          (148.1)
   Employee benefits trust, at market value                            (27.4)           (44.9)
-----------------------------------------------------------------------------------------------
     Total shareholders' equity                                        679.6            674.0
-----------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                  $   2,699.9          2,678.2
===============================================================================================


See accompanying notes to consolidated financial statements.

                               The Brink's Company
                                and subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                         Three Months
                                                                        Ended March 31,
(In millions, except per share amounts)                            2005                2004
--------------------------------------------------------------------------------------------
Revenues                                                     $  1,224.6             1,094.5

Expenses:
Operating expenses                                              1,052.1               929.9
Selling, general and administrative expenses                      138.8               134.4
--------------------------------------------------------------------------------------------
   Total expenses                                               1,190.9             1,064.3
Other operating income, net                                         3.1                 3.5
--------------------------------------------------------------------------------------------
   Operating profit                                                36.8                33.7

Interest expense                                                   (4.6)               (5.8)
Interest and other income, net                                      0.7                 4.4
Minority interest                                                  (3.8)               (3.3)
--------------------------------------------------------------------------------------------
   Income from continuing operations before income taxes           29.1                29.0
Provision for income taxes                                         13.3                11.8
--------------------------------------------------------------------------------------------
   Income from continuing operations                               15.8                17.2

--------------------------------------------------------------------------------------------
Income (loss) from discontinued operations, net of tax             (2.2)                8.6
--------------------------------------------------------------------------------------------
   Net income                                                $     13.6                25.8
============================================================================================


Net income (loss) per common share:
   Basic:
     Continuing operations                                   $     0.28                0.32
     Discontinued operations                                      (0.04)               0.16
--------------------------------------------------------------------------------------------
                                                             $     0.24                0.48
============================================================================================

   Diluted:
     Continuing operations                                   $     0.28                0.32
     Discontinued operations                                      (0.04)               0.15
--------------------------------------------------------------------------------------------
                                                             $     0.24                0.47
============================================================================================

Cash dividends paid per common share                         $    0.025               0.025
============================================================================================


See accompanying notes to consolidated financial statements.

                               The Brink's Company
                                and subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                            Three Months
                                                                                           Ended March 31,
(In millions)                                                                         2005                2004
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                        $   13.6                25.8
Adjustments to reconcile net income to net cash provided by operating activities:
      (Income) loss from discontinued operations, net of tax                           2.2                (8.6)
      Depreciation and amortization                                                   45.4                42.7
      Impairment charges from subscriber disconnects                                   8.8                 8.7
      Amortization of deferred revenue                                                (6.5)               (6.1)
      Aircraft heavy maintenance expense                                               5.4                 6.4
      Deferred income taxes                                                            5.9                 2.0
      Provision for uncollectible accounts receivable                                  1.0                 1.3
      Postretirement benefit funding (more) less than expense:
       Pension                                                                        11.5                 9.9
       Other than pension                                                             (1.3)               (1.7)
      Other operating, net                                                            12.0                 0.9
      Changes in operating assets and liabilities, net of effects of acquisitions:
         Accounts receivable                                                         (11.6)               (8.4)
         Accounts payable and accrued liabilities                                    (15.1)               (0.5)
         Deferred subscriber acquisition costs                                        (5.0)               (4.7)
         Deferred revenue from new subscribers                                         9.6                 8.1
         Prepaid and other current assets                                             (9.9)              (17.4)
         Other, net                                                                   (4.1)               (2.6)
      Discontinued operations, net                                                      -                  0.2
---------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                             61.9                56.0
---------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Capital expenditures                                                                 (91.8)              (50.0)
Aircraft heavy maintenance expenditures                                               (5.4)               (3.8)
Acquisitions                                                                         (40.0)              (13.2)
Proceeds from disposal of:
   Coal business                                                                       5.0                 -
   Timber business                                                                      -                 31.8
   Less purchase of equipment formerly leased                                           -                 (6.2)
   Gold business                                                                        -                  1.1
   Property and equipment and other assets                                             5.0                 1.9
Other, net                                                                             0.2                (5.4)
Discontinued operations, net                                                            -                 (0.8)
---------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                               (127.0)              (44.6)
---------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Long term debt:
   Additions                                                                          51.5                20.1
   Repayments                                                                        (38.4)              (46.2)
Short-term borrowings, net                                                            24.5                25.9
Dividends                                                                             (1.4)               (1.3)
Proceeds from exercise of stock options                                                1.0                 4.2
Other                                                                                  0.1                 0.1
---------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                             37.3                 2.8
---------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                               (4.6)               (1.7)
---------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                 (32.4)               12.5
Cash and cash equivalents at beginning of period                                     169.0               128.7
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $  136.6               141.2
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

The Company's unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current period's financial statement presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Had compensation costs for share-based compensation plans been determined based on the fair value of awards at the grant dates consistent with the optional recognition provision of SFAS No. 123, "Accounting for Stock Based Compensation," net income per share would have approximated the pro forma amounts indicated below:


                                                                Three Months
                                                               Ended March 31,
(In millions, except per share amounts)                     2005           2004
--------------------------------------------------------------------------------

Net income:
   As reported                                          $   13.6           25.8
   Less: share-based compensation expense determined
   under fair-value method, net of related tax effects      (1.0)          (0.5)
--------------------------------------------------------------------------------
   Pro forma                                            $   12.6           25.3
================================================================================

Net income per share:
   Basic, as reported                                   $   0.24           0.48
   Basic, pro forma                                         0.23           0.47
   Diluted, as reported                                 $   0.24           0.47
   Diluted, pro forma                                       0.22           0.46
--------------------------------------------------------------------------------


In these tables, the fair value of each stock option grant is estimated at the time of the grant using the Black-Scholes option-pricing model. Pro forma net income and net income per share disclosures are computed by amortizing the estimated fair value of the grants over vesting periods. For options with graded vesting, the estimated fair value is amortized in accordance with the guidance in Financial Accounting Standards Board ("FASB") Interpretation No. 28,
"Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." If a different option-pricing model had been used, results may have been different.

The assumptions used and the resulting weighted-average grant-date estimates of fair value for options granted in the first quarter of 2004 are below. There were no options granted in the first quarter of 2005.


                                                                 Three Months
                                                                Ended March 31,
                                                                     2004
--------------------------------------------------------------------------------

Options granted:
     In millions                                                      0.1
     Weighted-average exercise price per share                 $    24.48

Weighted-average assumptions:
     Expected dividend yield                                          0.5%
     Expected volatility                                               31%
     Risk-free interest rate                                          2.4%
     Expected term in years                                           3.4

Fair value estimates:
     In millions                                               $      0.6
     Weighted-average per share                                $     6.01
================================================================================

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB 25. SFAS No. 123R eliminates the use of the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance date, and the Company is required to adopt SFAS 123R effective January 1, 2006. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, except that entities also are allowed to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The Company has not determined which of the adoption methods it will use.

The Company currently utilizes Black-Scholes, a standard option pricing model, to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS No. 123R.

The Company intends to implement SFAS 123R on January 1, 2006.

Note 2 - Earnings per share

Basic and diluted weighted-average share information used to compute the Company's earnings per share was as follows:


                                                               Three Months
                                                              Ended March 31,
(In millions of shares)                                    2005             2004
--------------------------------------------------------------------------------

Weighted-average shares outstanding:
   Basic                                                   55.7             53.9
   Effect of dilutive stock options                         0.8              0.5
--------------------------------------------------------------------------------
   Diluted                                                 56.5             54.4
================================================================================

Antidilutive stock options excluded from computation         -               0.6
================================================================================


Shares of the Company's common stock held by The Brink's Company Employee Benefits Trust (the "Trust") that have not been allocated to employees under the Company's various benefit plans are excluded from earnings per share calculations since they are treated as treasury shares for the calculation of earnings per share. The Trust held 0.8 million unallocated shares at March 31, 2005 and 2.7 million unallocated shares at March 31, 2004.

Note 3 - Pension and other postretirement benefits

Pension

The Company has defined benefit pension plans covering substantially all U.S. non-union employees who meet certain minimum requirements. The Company also has other defined benefit plans for eligible non-U.S. employees. The net pension cost for the Company's pension plans in the first quarter of 2005 and 2004 was as follows:



(In millions)                                          U.S. Plans           Non-U.S. Plans           Total
------------------------------------------------------------------------------------------------------------
Three months ended March 31,                       2005      2004       2005       2004      2005      2004
------------------------------------------------------------------------------------------------------------
Service cost                                   $    7.0       6.7        2.5        2.2       9.5       8.9
Interest cost on projected benefit obligation      10.8      10.3        2.7        2.4      13.5      12.7
Return on assets - expected                       (12.5)    (12.4)      (2.4)      (2.2)    (14.9)    (14.6)
Other amortization, net                             5.3       3.7        0.9        0.9       6.2       4.6
------------------------------------------------------------------------------------------------------------
Net pension cost                               $   10.6       8.3        3.7        3.3      14.3      11.6
============================================================================================================


Based on December 31, 2004 assumptions and funding regulations, the Company does not believe it will be required to make a contribution to the primary U.S. plan in 2005. No decision has been made as to whether or not a voluntary contribution will be made this year to the primary U.S. pension plan. The Company made contributions of $2.7 million to its non-U.S. pension plans in the first quarter of 2005.

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



(In millions)                            Coal-related plans       Other plans                Total
--------------------------------------------------------------------------------------------------------
Three months ended March 31,             2005       2004        2005       2004        2005        2004
--------------------------------------------------------------------------------------------------------
Service cost                         $    -          -           0.3        0.2         0.3         0.2
Interest cost on accumulated
   postretirement benefit
   obligations ("APBO")                   8.6        8.2         0.4        0.4         9.0         8.6
Return on assets - expected              (3.7)      (2.3)        -          -          (3.7)       (2.3)
Amortization of losses                    4.4        3.5         0.1        -           4.5         3.5
--------------------------------------------------------------------------------------------------------
Net postretirement benefit costs     $    9.3        9.4         0.8        0.6        10.1        10.0
========================================================================================================

Pneumoconiosis (Black Lung) Benefits
The Company is self-insured with respect to black lung benefits. The components of net periodic postretirement benefit costs related to black lung benefits were as follows:


                                                                               Three Months
                                                                              Ended March 31,
(In millions)                                                               2005          2004
-----------------------------------------------------------------------------------------------
Interest cost on APBO                                                   $    0.8           1.0
Amortization of losses and other                                             0.4           0.5
-----------------------------------------------------------------------------------------------
Net periodic postretirement costs                                       $    1.2           1.5
===============================================================================================


Note 4 - Acquisitions

In the first quarter of 2005, Brink's acquired operations in Luxembourg, Scotland and Ireland. The aggregate purchase price for these acquisitions was $40 million. These acquisitions have been accounted for as business combinations. Under the purchase method of accounting assets acquired and liabilities assumed from these operations are recorded at the date of acquisition at their respective fair values. The consolidated financial statements of the Company for the first quarter of 2005 include the respective fair values of assets acquired and liabilities assumed of these operations.

The above purchase prices have been preliminarily allocated based on estimates of fair value of assets acquired and liabilities assumed. The final valuation of net assets is expected to be completed as soon as possible but not later than one year from the acquisition date in accordance with U.S. GAAP.

On April 29, 2005 the Company announced the acquisition by Brink's of security operations in Eastern Europe for approximately $9 million.

Note 5 - Discontinued operations


                                                                               Three Months
                                                                              Ended March 31,
(In millions)                                                               2005          2004
-----------------------------------------------------------------------------------------------
Gain (loss) on sales of:
   Timber                                                               $    -            18.8
   Gold                                                                      -            (0.9)

Results from operations:
   Timber                                                                    -            (0.5)
   Gold                                                                      -            (1.2)

Adjustments to contingent liabilities of former operations (see note 8)     (3.4)         (2.9)
-----------------------------------------------------------------------------------------------
Income (loss) from discontinued operations before income taxes              (3.4)         13.3
Income tax benefit (expense)                                                 1.2          (4.7)
-----------------------------------------------------------------------------------------------
Income (loss) from discontinued operations                              $   (2.2)          8.6
===============================================================================================

Gain (loss) on sales

Timber
In December 2003, the Company sold a portion of its timber business for $5.4 million in cash and recognized a $4.8 million pretax gain in discontinued operations. The Company received $33.7 million in 2004 for the remaining portion of its timber business. After deducting the book value of related assets and the payment of $6.2 million in 2004 to purchase equipment formerly leased, the Company recognized an $18.8 million pretax gain in discontinued operations in the first quarter of 2004. An additional $1.9 million pretax gain was recognized in the second quarter of 2004.

Gold
In February 2004, the Company completed the sale of its gold operations for approximately $1.1 million in cash plus the assumption of liabilities and recognized a $0.9 million loss.

Results of operations

The results of operations of the former natural resource businesses through the date of the related sale have been classified as discontinued operations for all periods presented.


Note 6 - Supplemental cash flow information


                                                                  Three Months
                                                                 Ended March 31,
(In millions)                                                    2005      2004
--------------------------------------------------------------------------------
Cash paid for:
   Interest                                                    $  4.8       5.4
   Income taxes, net of refunds                                  11.8       4.8
================================================================================

Other noncash financing activities - settlement of
   employee benefits with Company common shares                $  9.9       4.0
================================================================================


Note 7 - Comprehensive income (loss)


                                                                  Three Months
                                                                 Ended March 31,
(In millions)                                                    2005      2004
--------------------------------------------------------------------------------

Net income                                                     $ 13.6      25.8
Other comprehensive income (loss), net of reclasses and taxes:
     Foreign currency translation adjustments                   (17.5)     (4.0)
     Cash flow hedges                                              -       (0.2)
     Marketable securities                                        0.1      (2.8)
--------------------------------------------------------------------------------
Comprehensive income (loss)                                    $ (3.8)     18.8
================================================================================

Note 8 - Contingencies

Value-added taxes and customs duties

During 2004, the Company determined that one of its non-U.S. Brink's, Incorporated business units had not paid foreign customs duties and value-added taxes with respect to the importation of certain goods and services. The Company has been advised that there could be civil and criminal penalties asserted for the non-payment of these custom duties and value-added taxes. The business unit has commenced discussions with the appropriate governmental authorities in the affected jurisdiction regarding this matter. To date no penalties have been asserted.

As a result of its investigation, the Company recorded charges in 2004 of $1.1 million to operating profit and $0.7 million to interest expense.

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

Litigation

BAX Global is defending a claim related to the apparent diversion by a third party of goods being transported for a customer. Although BAX Global is defending this claim vigorously and believes that its defenses have merit, it is possible that this claim ultimately may be decided in favor of the claimant. If so, the Company expects that the ultimate amount of reasonably possible unaccrued losses could range from $0 to $9 million.

Health Benefit Act

The Company is obligated to pay premiums to the UMWA Combined Benefit Fund, as described in the Company's 2004 Annual Report on Form 10-K. At March 31, 2005, the Company has $183.3 million recorded for the obligation, reflecting the recorded liability at December 31, 2004 less payments made in 2005. This liability is adjusted annually as new historical data is received and assumptions used to estimate the obligations change.

Withdrawal liability

The Company participates in the United Mine Workers of America ("UMWA") 1950 and 1974 pension plans. The Company believes that it is likely that it will withdraw from the plans prior to June 30, 2005, the plan's year end. A withdrawal from the plans occurs when there is a significant reduction in or elimination of the hours worked by employees working under UMWA labor agreements. Upon withdrawal from these coal-related plans, the Company will become obligated to pay the plans a portion of the underfunded status of the plans as of the beginning of the plan year in which a withdrawal occurs, as determined by the plan agreements and by law. The Company expects to become obligated during 2005 to pay a $36.6 million withdrawal liability based on the funded status of the plans at June 2004, the beginning of the plan year. The obligation could change materially if the Company does not withdraw prior to June 30, 2005.

Other loss contingencies

The Company recorded $3.6 million of additional expense in the first quarter of 2005 to reflect an increase in the cost of reclamation at one of its former coal mines. The estimate of the cost of reclamation may change in the future. The Company also has other contingent liabilities, primarily related to former operations, including those for expected settlement of coal-related workers' compensation claims and other reclamation obligations.

The Company recorded $2.9 million of additional expense in the first quarter of 2004 associated with the settlement of legal matters related to its former coal operations.

Gain contingencies

Income taxes
The Company has entered into discussions with a tax authority which, if concluded favorably, could result in a one-time benefit recorded in discontinued operations of up to $27 million. The benefit, if any, would not result in any current cash receipts but would increase the Company's tax credit carryforwards.

Federal Black Lung Excise Tax
In 1999, the U.S. District Court of the Eastern District of Virginia entered a final judgment in favor of certain of the Company's subsidiaries, ruling that the Federal Black Lung Excise Tax ("FBLET") is unconstitutional as applied to export coal sales. The Company has received refunds including interest of $27.2 million in prior years and continues to pursue the refund of other FBLET payments. Due to uncertainty as to the ultimate receipt of additional amounts, if any, which could amount to as much as $15 million (before income taxes), as well as the timing of any additional FBLET refunds, the Company has not currently recorded receivables for such additional FBLET refunds.

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

RESULTS OF OPERATIONS
================================================================================

Overview

                                                              Three Months
                                                             Ended March 31,
(In millions)                                             2005             2004
--------------------------------------------------------------------------------
Income (loss) from:
   Continuing operations                              $   15.8             17.2
   Discontinued operations                                (2.2)             8.6
--------------------------------------------------------------------------------
     Net income                                       $   13.6             25.8
================================================================================


The income items in the above table are reported after tax.

Income from continuing operations declined in the first quarter of 2005 compared to the 2004 period despite higher operating profits. The decline was primarily due to a higher income tax provision in the first quarter of 2005 and a one-time $4.4 million pretax gain that was recorded in the first quarter of 2004 upon conversion of the Company's VEBA from a general corporate asset to one specifically restricted to pay certain coal-related postretirement liabilities. Operating profits were higher in 2005 on improved operating performance from BHS and BAX Global, partially offset by lower earnings from Brink's, Incorporated. BAX Global's performance for 2005 improved from the prior year on higher volumes in Asia Pacific and North America and stronger margins in Asia Pacific. BHS continued to report improved operating results.

Discontinued operations includes a $18.8 million pretax gain on the sale of the timber business in the first quarter of 2004. The after-tax results of operations for the former natural gas, timber and gold businesses have been classified as discontinued operations for all periods presented.

Value-Added Taxes and Customs Duties

During 2004, the Company determined that one of its non-U.S. Brink's, Incorporated business units had not paid foreign customs duties and value-added taxes with respect to the importation of certain goods and services. The Company has been advised that there could be civil and criminal penalties asserted for the non-payment of these custom duties and value-added taxes. The business unit has commenced discussions with the appropriate governmental authorities in the affected jurisdiction regarding this matter. To date no penalties have been asserted.

As a result of its investigation, the Company recorded charges in 2004 of $1.1 million to operating profit and $0.7 million to interest expense.

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

Consolidated Review

                                             Three Months
                                            Ended March 31,                  %
(In millions)                           2005             2004             change
--------------------------------------------------------------------------------
Revenues:
   Brink's                       $      509.2            458.0              11
   BHS                                   91.9             82.0              12
   BAX Global                           623.5            554.5              12
--------------------------------------------------------------------------------
     Revenues                    $    1,224.6          1,094.5              12
================================================================================

Operating profit:
   Brink's                       $       30.3             32.8              (8)
   BHS                                   22.5             19.4              16
   BAX Global                             8.2              3.1             165
--------------------------------------------------------------------------------
     Business segments                   61.0             55.3              10
   Former coal operations               (13.2)           (12.5)              6
   Corporate                            (11.0)            (9.1)             21
--------------------------------------------------------------------------------
     Operating profit            $       36.8             33.7               9
================================================================================


The Company reported increased operating profits from higher revenue in the first quarter of 2005 compared to the prior year period. BHS continued its steady growth, reporting 16% higher operating profit for the current quarter over the same quarter last year. BAX Global's 2005 operating profit is $5.1 million above last year's levels on higher volume and margins in Asia Pacific. Operating profit at Brink's in the first quarter of 2005 decreased primarily due to lower operating profit in Europe.

Expenses related to former coal operations were higher in the 2005 period compared to the prior year. In 2004, expenses were partially offset by higher gains related to sales of residual property.

For subsidiaries outside the U.S., U.S. dollar revenue growth rates include the effect of changes in currency exchange rates. On occasion in this report, the change in revenue versus the prior year has been disclosed using constant exchange rates in order to provide information about growth rates without the impact of changing foreign currency exchange rates. Relative to most other currencies relevant to the Company, the U.S. dollar was weaker in the first quarter of 2005 over the same prior-year period, so growth at constant-currency exchange rates was lower than growth computed using actual currency exchange rates. Changes in currency exchange rates did not materially affect period-to-period comparisons of segment operating profit for the periods presented herein.

Brink's, Incorporated

                                                Three Months
                                               Ended March 31,              %
(In millions)                              2005             2004         change
--------------------------------------------------------------------------------
Revenues:
   North America (a)                $     186.0            180.1            3
   International (b)                      323.2            277.9           16
--------------------------------------------------------------------------------
                                    $     509.2            458.0           11
================================================================================

Operating profit:
   North America (a)                $      12.7             12.9           (2)
   International (b)                       17.6             19.9          (12)
--------------------------------------------------------------------------------
                                    $      30.3             32.8           (8)
================================================================================

Cash flow information:
   Depreciation and amortization    $      21.2             19.1           11
   Capital expenditures                    31.4             16.1           95
================================================================================
(a) U.S. and Canada.
(b) Europe, South America and Asia-Pacific.


Overview
Revenues at Brink's were higher in the first quarter of 2005 compared to the prior-year period. Operating profit in North America decreased slightly in the first three months of 2005 compared to the same period last year. International operating profit for all regions except South America in the 2005 period was lower than in the 2004 period primarily as a result of losses in Belgium and the Netherlands in the European region and lower operating profit in the Asia Pacific region. South America results in the first three months of 2005 have improved because of better operating performance by Venezuela and Columbia.

North America
North American revenues in the 2005 period were 3% higher than the prior-year period primarily as the result of improved U.S. and Canadian armored car and U.S. Cash Logistics operations. Operating profit in the 2005 period was slightly lower than 2004 due to lower contribution from the U.S. armored car operation, partly as a result of higher fuel costs, and higher compensation and benefit expense. This was partially offset by slightly improved performance from Cash Logistics, Coin Wrapping and Global Services operations.

International
Revenues improved in the first quarter of 2005 over last year due to higher revenues from Europe and higher revenues in South America. Operating profit in the 2005 period was lower in Europe partially offset by improved operating profit in South America.

Europe. Revenues increased 18% in the first quarter of 2005 when compared to the prior year period. On a constant currency basis, 2005 revenues were 13% higher in the first quarter compared to the prior year period, partially as a result of acquisitions. Operating profit was lower in 2005 due to a reduction in volume in the Netherlands and Belgium. In addition, the guarding business in France experienced operating difficulties resulting in higher costs.

Brink's acquired operations in Greece in 2004; Luxembourg, Scotland and Ireland in the first quarter of 2005; and Poland, Hungary, and the Czech Republic in the second quarter of 2005. These acquisitions are expected to increase revenue by approximately $100 million on an annualized basis.

South America. Revenues and operating profit in the first quarter of 2005 were higher than the prior-year period primarily reflecting higher volume and better operating performance particularly in Venezuela and Colombia. These improvements were partially offset by weakened operating performance in Brazil as a result of the loss of a significant customer.

Asia-Pacific. Asia-Pacific operating profit in the first quarter of 2005 was slightly lower than for the same period last year primarily due to lower Global Service volumes.

Other. As discussed in "Value-added taxes and customs duties" above and in note 8 to the consolidated financial statements, the Company could be assessed penalties materially in excess of accrued amounts.

Management is evaluating restructuring certain operations to align costs with potentially lower future revenues and may incur severance and other costs in the second quarter of 2005. Management expects that costs for safety and security will be higher in 2005 than in 2004.

Brink's Home Security


                                                          Three Months
                                                         Ended March 31,     %
(In millions)                                            2005     2004    change
--------------------------------------------------------------------------------
Revenues:                                           $    91.9     82.0      12
Operating profit:
   Recurring services (a)                           $    41.5     35.1      18
   Investment in new subscribers (b)                    (19.0)   (15.7)     21
--------------------------------------------------------------------------------
                                                    $    22.5     19.4      16
================================================================================

Monthly recurring revenues (c)                           26.9     24.0      12
================================================================================

Cash flow information:
   Depreciation and amortization (d)                $    13.9     12.5      11
   Impairment charges from subscriber disconnects         8.8      8.7       1
   Amortization of deferred revenue (e)                  (6.5)    (6.1)      7
   Deferral of subscriber acquisition costs
     (current year payments)                             (5.0)    (4.7)      6
   Deferral of revenue from new subscribers
     (current year receipts)                              9.6      8.1      19
   Capital expenditures (f)                             (43.2)   (26.7)     62
================================================================================

(a) Reflects operating profit generated from the existing subscriber base including the amortization of deferred revenues and deferred expenses.
(b) Primarily marketing and selling expenses, net of the deferral of direct selling expenses (primarily a portion of sales commissions), incurred in the acquisition of new subscribers.
(c)  See "Reconciliation of Non-GAAP Measures - Monthly Recurring Revenues."
(d)  Includes amortization of deferred subscriber acquisition costs.
(e) Includes amortization of deferred revenue related to active subscriber accounts as well as the immediate recognition of deferred revenue related to subscriber disconnects.
(f) Includes $10.2 million for the purchase of its headquarters in Irving, Texas. The facility was formerly leased.


Revenues
The increase in BHS' revenues for the first quarter of 2005 over the comparable 2004 period was primarily due to an increase in the subscriber base of approximately 11% and slightly higher average monitoring rates. The slight increase in average monitoring rates is primarily due to new customers initiating service at generally higher monitoring rates than the average rate being paid by existing customers. The above factors also contributed to a 12% increase in monthly recurring revenues for March 2005 as compared to March 2004.

Operating profit
Operating profit increased $3.1 million for the first quarter of 2005 compared to the same period in 2004 as higher profit from recurring services was partially offset by an increased investment in new subscribers. Higher profit from recurring services in each period was primarily due to incremental revenues generated from the larger subscriber base, favorable leverage in costs incurred in providing recurring services to the larger subscriber base, and a reduction in the disconnect rate. BHS intends to expand its presence in commercial alarm installation and monitoring as well as increase the volume of its installation business driven by relationships with major home builders. As a result, the cost of investment in new subscribers may continue to grow faster than installations as BHS develops the resources needed to achieve its objectives. BHS has begun the building of a second monitoring center which may slow the growth in profit from recurring services in the near term. These initiatives are expected to have a positive impact on future growth and productivity.

Other
Police departments in several U.S. cities are not required to respond to calls from alarm companies unless an emergency has been visually verified. If more police departments in the future refuse to automatically respond to calls from alarm companies without visual verification, this could have an adverse effect on future results of operations for BHS. In cities that have stopped providing police response to burglar alarms, BHS has offered its customers the option of receiving private guard response from guard companies who in most cases have contracted with BHS.

Subscriber activity

                                              Three Months
                                             Ended March 31,                 %
(Subscriber data in thousands)           2005             2004            change
--------------------------------------------------------------------------------
Number of subscribers:
   Beginning of period                  921.4            833.5
   Installations                         39.3             34.1              15
   Disconnects                          (13.6)           (13.5)              1
--------------------------------------------------------------------------------
   End of period                        947.1            854.1              11
================================================================================
Average number of subscribers           933.6            843.5              11
Annualized disconnect rate (a)            5.8%             6.4%
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


Installations were 15% higher in the first three months of 2005 as compared to the same period of 2004, primarily as a result of growth in traditional installation volume and to a lesser extent from installations obtained through the growing dealer network. Disconnect rates are typically higher in the second and third calendar quarters of the year because of an increase in residential moves during summer months. BHS has reduced its disconnect rate in recent years through improving its subscriber selection and retention processes. Since a certain amount of disconnects cannot be prevented (e.g. customer moves), the disconnect rate may not materially improve in the future.

Reconciliation of Non-GAAP Measures - Monthly Recurring Revenues

                                                             Three Months
                                                            Ended March 31,
(In millions)                                          2005                2004
--------------------------------------------------------------------------------
March:
   Monthly recurring revenues ("MRR") (a)          $   26.9                24.0
   Amounts excluded from MRR:
     Amortization of deferred revenue                   2.3                 2.1
     Other revenues (b)                                 2.2                 1.8
--------------------------------------------------------------------------------
   Revenues on a GAAP basis                       $    31.4                27.9
--------------------------------------------------------------------------------

Revenues on a GAAP basis:
   March                                           $   31.4                27.9
   January - February                                  60.5                54.1
--------------------------------------------------------------------------------
   January - March                                 $   91.9                82.0
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

BAX Global

                                                    Three Months
                                                   Ended March 31,           %
(In millions)                                     2005        2004        change
--------------------------------------------------------------------------------
Revenues:
   Americas (a)                            $     293.4        264.7         11
   International (b)                             354.7        309.1         15
   Eliminations                                  (24.6)       (19.3)        27
--------------------------------------------------------------------------------
                                           $     623.5        554.5         12
================================================================================

Operating profit (loss):
   Americas (a)                            $      (3.4)        (1.9)        79
   International (b)                              14.2          8.7         63
   Corporate and other                            (2.6)        (3.7)       (30)
--------------------------------------------------------------------------------
                                           $       8.2          3.1        165
================================================================================

Cash flow information:
   Depreciation and amortization           $      10.1         10.7         (6)
   Capital expenditures                           17.1          6.9        148
================================================================================

Intra-America revenue                      $     135.8        125.1          9
Worldwide expedited freight services (c):
   Revenues                                $     465.3        415.6         12
   Weight in pounds                              431.3        418.0          3
================================================================================
(a) U.S., Mexico, Latin America and Canada.
(b) Europe-Middle East-Africa ("EMEA") and Asia-Pacific.
(c) Includes U.S. deferred freight services.

Overview
BAX Global's operating profit in the first quarter of 2005 was $5.1 million above that of the same quarter last year on a 12% increase in revenues (10% increase in revenues on a constant currency basis). Operating profit was better than the first quarter of 2004 primarily due to higher volumes and improved margins in the Asia-Pacific region partially offset by a decrease in U.S. expedited air freight volumes.

Americas
BAX Global's operating loss in the Americas region in the first quarter of 2005 was $1.5 million higher than the same 2004 period despite an 11% increase in revenues.

Intra-America. Revenues improved over the prior-year quarter primarily due to an increase in BAX Global's wholesale freight-forwarding product and deferred freight volumes. Partially offsetting this increase were lower volumes of overnight and second-day products, which on average have higher revenue per pound. Operating profit in the Americas was lower in the first quarter of 2005 due largely to the shift in volumes of overnight and second-day products to ground products. BAX Global continued to see growth in its wholesale freight-forwarding business.

The shift from air to ground by customers has been affected by offerings of overnight ground products that are significantly less expensive than air transportation. Higher fuel surcharges on air transportation as a result of higher fuel costs also may have exacerbated the shift to ground products.

The impact of higher market fuel costs in the 2005 period was not significant to the performance of BAX Global primarily as a result of the Company's ability to pass through a portion of higher fuel costs to customers through fuel surcharge adjustments to billings. The effectiveness of the fuel surcharge, however, is somewhat dependent on expedited volumes, and as volumes reduce some of the effects of higher fuel costs are absorbed by the Company. The fuel surcharge represents approximately 8.7% of revenues in the Americas region for the recent quarter.

Other. U.S. air export volumes were higher in the first three months of 2005 compared to the same 2004 period, and revenue per pound (excluding fuel and other surcharges) were about even with 2004. Charter activity was also higher in the 2005 period compared to the prior year. Ocean freight has also increased slightly in 2005.

International
International operating profits increased 63% for the first quarter of 2005 compared to the 2004 period on a 15% increase in revenues (11% increase in revenues on a constant currency basis).

Asia-Pacific. Revenues and operating profit for the 2005 period benefited from an increase in Asia-Pacific air export volumes, particularly from China and Hong Kong, due to their strong economies.

EMEA. Revenues increased by 7% in the first quarter of 2005 when compared to prior year. On a constant currency basis 2005 revenues were 2% higher than the same period last year. Operating profit were up slightly in the 2005 period compared with 2004 despite weak business conditions and continuing competitive market pressures.

Other
BAX Global's revenues and operating profits are affected by the seasonal nature of customers' businesses. BAX Global generally recognizes more revenue and operating profit in the last half of the year compared to the first half. However, the relative strength of the worldwide economies generally has a larger effect on BAX Global's results as compared to seasonal forces.

Corporate Expense - The Brink's Company

                                                  Three Months
                                                 Ended March 31,           %
(In millions)                                2005             2004       change
--------------------------------------------------------------------------------

Corporate expense                      $     11.0              9.1         21
================================================================================


Corporate expense was higher in the 2005 period primarily as a result of higher long-term incentive accruals and professional fees related to the Company's documentation and testing of its internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002. Costs related to Section 404 of the Sarbanes-Oxley Act are expected to be lower in the full-year 2005 compared to 2004.

Former Coal Operations

Costs of former coal operations included in continuing operations


                                                                       Three Months
                                                                      Ended March 31,         %
(In millions)                                                        2005        2004       change
---------------------------------------------------------------------------------------------------
Company-sponsored postretirement benefits
   other than pensions                                        $       9.4         9.4         -
Black lung                                                            1.2         1.5       (20)
Pension                                                               1.0         0.6        67
Administrative, legal and other expenses, net                         2.1         2.5       (16)
Idle and closed mine expense                                          0.2         0.2         -
Gains on sales of property and equipment and other income            (0.7)       (1.7)      (59)
---------------------------------------------------------------------------------------------------
                                                              $      13.2        12.5         6
===================================================================================================


Administrative, legal and other expenses, net
Administrative, legal and other expenses, net, are expected to decline as administrative functions are reduced and residual assets are sold. Expenses related to residual assets include property taxes, insurance and lease payments.

Gains on sale of property and equipment
The Company sold substantially all of its remaining coal-related assets in West Virginia in the fourth quarter of 2003 for $28.8 million of proceeds, including $14.8 million of liabilities contractually assumed by the buyer. The transfer of many of these liabilities to the buyer is not considered final until the buyer replaces the Company's bonds with surety bonds of its own and the state releases the Company's bonds. Accordingly, the Company is recording gains associated with the sale of these properties as its surety bonds are released. The Company recorded a $0.3 million gain related to liability transfers in the first quarter of 2004. No additional bonds were replaced in 2004 or in the first quarter of 2005. The Company may record additional gains up to approximately $6 million in 2005 as remaining bonds are replaced. The timing of the bond replacements is not within the Company's control, however, so these gains could be deferred to later periods or may not be realized.

Foreign Operations

The Company operates in more than 100 countries, each with a local currency other than the U.S. dollar. Because the financial results of the Company are reported in U.S. dollars, its results are affected by changes in the value of the various foreign currencies in relation to the U.S. dollar. Changes in exchange rates may also affect transactions which are denominated in currencies other than the functional currency of the affected subsidiary. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency fluctuations in any one country may have on the Company's consolidated results. The Company, from time to time, uses foreign currency forward contracts to hedge transactional risks associated with foreign currencies. Translation adjustments of net monetary assets and liabilities denominated in the local currency relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period.

Brink's Venezuelan subsidiaries were considered to be operating in a highly inflationary economy during 2002. However, effective January 1, 2003, the economy in Venezuela was no longer considered to be highly inflationary. It is possible that Venezuela may be considered highly inflationary again at some time in the future.

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

Other Operating Income, Net

The line items below are recorded within operating profit of the three business segments, or within corporate or former coal operation expenses.

                                                        Three Months
                                                       Ended March 31,      %
(In millions)                                          2005       2004    change
--------------------------------------------------------------------------------

Gains on sales of operating assets, net           $     1.2        1.4     (14)
Foreign currency transaction gains (losses), net       (0.5)       0.1      NM
Share in earnings of equity affiliates                  0.7        0.8     (13)
Royalty income                                          0.5        0.5       -
Other                                                   1.2        0.7      71
--------------------------------------------------------------------------------
                                                  $     3.1        3.5     (11)
================================================================================


Gains on sales of operating assets, net, in 2005 are primarily the result of the sale of an aircraft by BAX Global. In 2004, gains are primarily the result of disposing of assets related to the Company's former coal operations.

Nonoperating Income and Expense

Interest expense

                                                         Three Months
                                                        Ended March 31,     %
(In millions)                                          2005      2004     change
--------------------------------------------------------------------------------

Interest expense                                  $     4.6       5.8       (21)
================================================================================


Interest expense was lower primarily due to lower average borrowings.

Interest and other income (expense), net

                                                         Three Months
                                                        Ended March 31,     %
(In millions)                                          2005      2004     change
--------------------------------------------------------------------------------

Interest income                                   $     1.1       1.1        -
Recognition of gain on investments held by VEBA          -        4.4      (100)
Discounts and other fees of accounts receivable
   securitization program                              (0.3)     (0.4)       25
Other, net                                             (0.1)     (0.7)       86
--------------------------------------------------------------------------------
                                                  $     0.7       4.4       (84)
================================================================================


As of  January  1,  2004,  the  Company  restricted  the  use of  the  Voluntary
Employees' Beneficiary Association ("VEBA") trust to pay only benefits associated with the coal-related postretirement medical benefits plan. Prior to that time, unrealized gains and losses on securities held by the VEBA were recorded in other comprehensive income. With the restriction in the use of the VEBA, the unrealized net appreciation in asset values at the transition date was recorded as a one-time pretax gain of $4.4 million in the first quarter of 2004.

Minority interest

                                                         Three Months
                                                        Ended March 31,     %
(In millions)                                          2005      2004     change
--------------------------------------------------------------------------------

Minority interest                                 $     3.8       3.3        15
================================================================================

Income Taxes


                                  Income tax expense (benefit)      Effective tax rate
----------------------------------------------------------------------------------------
Three Months Ended March 31,      2005                2004         2005            2004
----------------------------------------------------------------------------------------
                                        (in millions)                 (in percentages)

Continuing operations          $  13.3                11.8         45.7%           40.6%
Discontinued operations           (1.2)                4.7         35.3%           35.3%
========================================================================================


The effective income tax rate on continuing operations in the first quarter of 2005 was higher than the 35% U.S. statutory tax rate primarily due to an increase in the valuation allowance for deferred tax assets related to certain Brink's European operations and state income taxes, offset by lower taxes outside the U.S. The effective income tax rate for continuing operations in 2004 was higher than the 35% U.S. statutory tax rate primarily due to state income taxes, offset by lower taxes outside the U.S.

The Company's effective tax rate may fluctuate materially from period to period due to changes in the expected geographical mix of earnings, changes in valuation allowances or accruals for contingencies and other factors. Subject to the above factors, the Company currently expects that the effective tax rate for the full year 2005 will approximate 38%.

The Company establishes or reverses valuation allowances for deferred tax assets depending on all available information including historical and expected future operating performance of its subsidiaries. Changes in judgment about the future realization of deferred tax assets could result in significant adjustments to the valuation allowances.

The Company does not expect to be able to complete its evaluation of the repatriation provision of the American Jobs Creation Act of 2004 until after Congress passes statutory technical corrections and the Treasury Department issues further guidance on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. The Company expects to complete its evaluation of the effects of the repatriation provision within the first half of 2005, provided Congress and the Treasury Department issue guidance by that time. The range of possible amounts that the Company is considering for repatriation under this provision is between zero and $150 million. While the Company estimates that the related potential range of additional income tax payments is between zero and $10 million, this estimate may change materially based on the passage of technical correction legislation.

As discussed in note 8, up to $27 million in tax benefits could be recognized in discontinued operations upon the favorable resolution of a tax contingency.

Discontinued Operations

Sale of Natural Gas and Timber Business
In July 2003 the Company agreed to sell its timber business for approximately $39 million in cash. The Company received $5.4 million in the fourth quarter of 2003, $31.8 million in the first quarter of 2004, and $1.9 million in the second quarter of 2004. The Company recognized pretax gains of $4.8 million in the fourth quarter of 2003, $18.8 million in the first quarter of 2004, and $1.9 million in the second quarter of 2004 as it received the proceeds.

LIQUIDITY AND CAPITAL RESOURCES
================================================================================


Overview

Cash flows before financing activities decreased by $76.5 million in the first quarter of 2005 as compared to the first quarter of 2004. The decrease was primarily due to acquisitions at Brink's and overall higher capital expenditures, partially offset by improved operating profit in the first quarter of 2005. In addition, the first quarter of 2004 included $25.6 million of proceeds from the sale of natural resources business.

Summary of Cash Flow Information



                                                            Three Months
                                                           Ended March 31,          $
(In millions)                                             2005         2004       change
----------------------------------------------------------------------------------------
Cash flows from operating activities               $      61.9         56.0         5.9

Cash flows from investing activities:
      Capital expenditures and aircraft heavy
        maintenance expenditures                         (97.2)       (53.8)      (43.4)
      Acquisitions                                       (40.0)       (13.2)      (26.8)
      Net proceeds from sale of timber business            -           25.6       (25.6)
      Net proceeds from sale of Coal                       5.0          -           5.0
      Other                                                5.2         (3.2)        8.4
----------------------------------------------------------------------------------------
     Investing activities                               (127.0)       (44.6)      (82.4)
----------------------------------------------------------------------------------------

Cash flows before financing activities             $     (65.1)        11.4       (76.5)
========================================================================================

Operating Activities

Cash flows from operating activities were $5.9 million higher in the first quarter of 2005 compared to the prior-year period primarily due to improved operating profit and cash provided by an increase in the sale of receivables sold as part of the securitization program.

Investing Activities

Cash flows from investing activities decreased by $82.4 million in the 2005 period versus 2004, primarily due to acquisitions and higher capital expenditures. Cash from investing activities in the first quarter of 2004 included $25.6 million of net cash proceeds from the sale of the timber business.

Capital expenditures and aircraft heavy maintenance expenditures were as follows:


                                                            Three Months
                                                           Ended March 31,          $
(In millions)                                             2005         2004       change
----------------------------------------------------------------------------------------
Capital expenditures:
   Brink's                                         $     31.4          16.1        15.3
   Brink's Home Security                                 43.2          26.7        16.5
   BAX Global                                            17.1           6.9        10.2
   Corporate                                              0.1           0.3        (0.2)
----------------------------------------------------------------------------------------
     Capital expenditures                          $     91.8          50.0        41.8
========================================================================================

Aircraft heavy maintenance expenditures            $      5.4           3.8         1.6
========================================================================================

Capital expenditures for the first quarter of 2005 were $41.8 million higher than for the same period in 2004. The increase is primarily due to $12.6 million spent to purchase BHS's headquarters and monitoring facility and one Brink's branch facility in the U.S., which were previously occupied under operating leases, and an increase in subscriber installations at BHS. In addition, an increase in information technology spending and the purchase of two formerly leased aircraft at BAX Global contributed to this increase.

Capital expenditures for the full-year 2005 are currently expected to range from $285 million to $295 million versus the $220 million spent in 2004. The expected increase reflects anticipated growth in customer installations at BHS and higher information technology spending at Brink's and BAX Global. In addition, BHS's capital expenditures in 2005 are expected to include approximately $15 million for the development of a second BHS monitoring center. In addition, the Company expects to spend between $25 million and $30 million on aircraft heavy maintenance in 2005.

On April 29, 2005 the Company announced the acquisition by Brink's of security operations in Eastern Europe for approximately $9 million.

Business Segment Cash Flows

The Company's cash flows before financing activities for each of the operating segments are presented below:

                                                        Three Months
                                                     Ended March 31,         $
(In millions)                                        2005       2004      change
--------------------------------------------------------------------------------

Cash flows before financing activities
   Business segments:
     Brink's                                    $   (67.6)     (13.3)     (54.3)
     BHS                                              2.6       16.5      (13.9)
     BAX Global                                      19.0        8.0       11.0
--------------------------------------------------------------------------------
     Subtotal of business segments                  (46.0)      11.2      (57.2)

   Corporate and former operations:
     Net proceeds from sale of timber business        -         25.6      (25.6)
     Net proceeds from sale of Coal                   5.0        -          5.0
     Other                                          (24.1)     (25.4)       1.3
--------------------------------------------------------------------------------
Cash flows before financing activities          $   (65.1)      11.4      (76.5)
================================================================================


Overview
Cash flows before financing activities decreased primarily as a result of acquisitions in 2005, higher capital expenditures and a reduction in cash proceeds from the sale of the natural resource business. Offsetting this, cash from the operation of the business segments was higher in the 2005 period due to improved year-over-year operating profit at BAX Global and BHS and higher sales of receivables under the securitization program.

Brink's
Cash flows before financing activities at Brink's decreased by $54.3 million primarily due to a year-over-year increase in cash used for acquisitions ($40.0 million for the acquisition of Luxembourg, Scotland and Ireland operations in 2005 compared with $12.9 million in 2004 for the acquisition of operations in Greece) and lower 2005 operating profit. Cash used for working capital needs was higher in the first three months of 2005 primarily as a result of increased receivables on a 11% increase in revenue.

BHS
The decrease in BHS' cash flows before financing activities is primarily due to the purchase of its headquarter facilities for $10.2 million in the first quarter of 2005 and an increase in capital expenditures reflecting the growth in installations. Partially offsetting this purchase were higher cash flows from operations as a result of a larger subscriber base.

BAX Global
Cash flows before financing activities at BAX Global improved significantly reflecting better operating profit in the first quarter of 2005 versus 2004 and a $42 million increase in cash flow over 2004 because of receivables sold as part of the Company's securitization program, partially offset by higher working capital needs and higher capital expenditures.

Financing Activities

Summary of cash flows from financing activities


                                                                       Three Months
                                                                       Ended March 31,
(In millions)                                                     2005                2004
------------------------------------------------------------------------------------------------
   Short-term debt                                              $   24.5                25.9
   Revolving Facility                                               35.3               (20.9)
   Senior Notes                                                    (18.3)                -
   Other                                                            (3.9)               (5.2)
------------------------------------------------------------------------------------------------
     Net borrowings (repayments) of debt                            37.6                (0.2)

   Dividends                                                        (1.4)               (1.3)
   Proceeds from the exercise of stock options                       1.0                 4.2
   Other, net                                                        0.1                 0.1
------------------------------------------------------------------------------------------------
     Financing activities                                       $   37.3                 2.8
================================================================================================


The Company's  operating  liquidity  needs are typically  financed by short-term
debt,  the  Company's  accounts  receivable   securitization  facility  and  the
Company's Revolving Facility, described below.

In the first quarter of 2005 and 2004, the Company paid $0.025 per share regular quarterly dividends on its common stock (annual rate of $0.10 per share). Dividends paid on common stock totaled $1.4 million in the first quarter of 2005 ($1.3 million in the first quarter of 2004). Future dividends are dependent on the earnings, financial condition, cash flow and business requirements of the Company, as determined by the Board.

Proceeds from the exercise of stock options were higher in 2004 period primarily as a result of a higher stock price.

Capitalization

The Company uses a combination of debt, leases, an asset securitization facility and equity to capitalize its operations.

Net Debt and Net Financings reconciled to GAAP measures


                                                                  March 31,         December 31,
(In millions)                                                       2005                2004
------------------------------------------------------------------------------------------------
Short-term debt and current maturities of long-term debt        $   84.5                62.6
Long-term debt                                                     195.4               181.6
------------------------------------------------------------------------------------------------
   Debt                                                            279.9               244.2
Less cash and cash equivalents                                    (136.6)             (169.0)
------------------------------------------------------------------------------------------------
Net Debt                                                           143.3                75.2
Amounts sold under accounts receivable securitization facility      63.0                25.0
------------------------------------------------------------------------------------------------
Net Financings                                                  $  206.3               100.2
================================================================================================

The Company believes that Net Debt and Net Financings are useful measures of the Company's financial leverage. Net financings grew by $106 million during the first quarter of 2005 due primarily to spending for acquisitions and capital expenditures. The Company spent approximately $40 million to acquire operations for Brink's in Luxembourg, Scotland and Ireland. In addition, capital expenditures were $41.8 million higher in 2005 than 2004; such capital expenditures exceeded depreciation during the quarter by approximately $47 million.

Debt
The Company has an unsecured $400 million revolving bank credit facility with a syndicate of banks (the "Revolving Facility"). The facility allows the Company to borrow (or otherwise satisfy credit needs) on a revolving basis over a five-year term ending in October 2009. As of March 31, 2005, $346.6 million was available under the revolving credit facility.

The Company also has an unsecured $150 million credit facility with a bank to provide letters of credit and other borrowing capacity over a five-year term ending in December 2009 (the "Letter of Credit Facility"). The Company has used the Letter of Credit Facility to replace surety bonds and other letters of credit needed to support its activities. As of March 31, 2005, $20.9 million was available under this Letter of Credit Facility. The Revolving Facility and the multi-currency revolving credit facilities described below are also used for the issuance of letters of credit and bank guarantees.

The Company has three unsecured multi-currency revolving bank credit facilities with a total of $105 million in available credit, of which approximately $39.2 million was available at March 31, 2005. When rates are favorable, the Company also borrows from other U.S. banks under short-term uncommitted agreements. Various foreign subsidiaries maintain other secured and unsecured lines of credit and overdraft facilities with a number of banks. Amounts outstanding under these agreements are included in short-term borrowings.

The Company has $76.7 million of Senior Notes outstanding that are scheduled to be repaid through 2008. The Company paid $18.3 million as scheduled in January 2005. The Company has the option to prepay all or a portion of the Senior Notes prior to maturity with a prepayment penalty. The Senior Notes are unsecured.

The Company's Brink's, BHS, and BAX Global subsidiaries have guaranteed the Revolving Facility and the Senior Notes. The Revolving Facility, the agreements under which the Senior Notes were issued and the multi-currency revolving bank credit facilities each contain various financial and other covenants. The financial covenants, among other things, limit the Company's total indebtedness, provide for minimum coverage of interest costs, and require the Company to maintain a minimum level of net worth. If the Company were not to comply with the terms of its various loan agreements, the repayment terms could be accelerated. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements. The Company was in compliance with all financial covenants at March 31, 2005.

The Company believes it has adequate sources of liquidity to meet its near-term requirements.

Amounts sold under accounts receivable securitization facility
In December 2000, the Company entered into a five-year agreement to sell a revolving interest in BAX Global's U.S. domestic accounts receivable through a commercial paper conduit program. The primary purpose of the agreement was to obtain access to a lower cost source of funds. The Company expects to renew or replace this agreement prior to its expiration in December 2005.


Operating lease
The Company has approximately $60 million of residual value guarantees at March 31, 2005 related to operating leases, principally for trucks and other vehicles.

Equity
At March 31, 2005, the Company had 100 million shares of common stock authorized and 56.7 million shares issued and outstanding. At March 31, 2005, of the outstanding shares, 0.8 million shares were held by The Brink's Company Employee Benefit Trust, and have been accounted for similarly to treasury stock for earnings per share purposes. The Company has the authority to issue up to 2.0 million shares of preferred stock, par value $10 per share. The Company has the authority to purchase up to 1.0 million shares of common stock with an aggregate purchase price of $19.1 million. No purchases were made under this authority in 2004 or the first three months of 2005.

Other Contingencies

Litigation

BAX Global is defending a claim related to the apparent diversion by a third party of goods being transported for a customer. Although BAX Global is defending this claim vigorously and believes that its defenses have merit, it is possible that this claim ultimately may be decided in favor of the claimant. If so, the Company expects that the ultimate amount of reasonably possible unaccrued losses could range from $0 to $9 million.

Health Benefit Act

The Company is obligated to pay premiums to the UMWA Combined Benefit Fund, as described in the Company's 2004 Annual Report on Form 10-K. At March 31, 2005, the Company has $183.3 million recorded for the obligation, reflecting the recorded liability at December 31, 2004 less payments made in 2005. This liability is adjusted annually as new historical data is received and assumptions used to estimate the obligations change.

Withdrawal liability

The Company participates in the United Mine Workers of America ("UMWA") 1950 and 1974 pension plans. The Company believes that it is likely that it will withdraw from the plans prior to June 30, 2005, the plan's year end. A withdrawal from the plans occurs when there is a significant reduction in or elimination of the hours worked by employees working under UMWA labor agreements. Upon withdrawal from these coal-related plans, the Company will become obligated to pay the plans a portion of the underfunded status of the plans as of the beginning of the plan year in which a withdrawal occurs, as determined by the plan agreements and by law. The Company expects to become obligated during 2005 to pay a $36.6 million withdrawal liability based on the funded status of the plans at June 2004, the beginning of the plan year. The obligation could change materially if the Company does not withdraw prior to June 30, 2005.

Other loss contingencies

The Company recorded $3.6 million of additional expense in the first quarter of 2005 to reflect an increase in the cost of reclamation at one of its former coal mines. The estimate of the cost of reclamation may change in the future. The Company also has other contingent liabilities, primarily related to former operations, including those for expected settlement of coal-related workers' compensation claims and other reclamation obligations.

The Company recorded $2.9 million of additional expense in the first quarter of 2004 associated with the settlement of legal matters related to its former coal operations.

Gain contingencies

Income taxes
The Company has entered into discussions with a tax authority which, if concluded favorably, could result in a one-time benefit recorded in discontinued operations of up to $27 million. The benefit, if any, would not result in any current cash receipts but would increase the Company's tax credit carryforwards.

Federal Black Lung Excise Tax
In 1999, the U.S. District Court of the Eastern District of Virginia entered a final judgment in favor of certain of the Company's subsidiaries, ruling that the Federal Black Lung Excise Tax ("FBLET") is unconstitutional as applied to export coal sales. The Company has received refunds including interest of $27.2 million in prior years and continues to pursue the refund of other FBLET payments. Due to uncertainty as to the ultimate receipt of additional amounts, if any, which could amount to as much as $15 million (before income taxes), as well as the timing of any additional FBLET refunds, the Company has not currently recorded receivables for such additional FBLET refunds.

Market Risks and Hedging and Derivative Activities

The Company has activities in more than 100 countries and a number of different industries. These operations expose the Company to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. In addition, the Company consumes certain commodities in its businesses, exposing it to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by the Company as an integral part of its overall risk management program. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency rate fluctuations in any one country may have on the Company's consolidated results. The Company's risk management program considers this favorable diversification effect as it measures the Company's exposure to financial markets and as appropriate, seeks to reduce the potentially adverse effects that the volatility of certain markets may have on its operating results. The Company has not had any material change in its market risk exposures in the three months ended March 31, 2005.

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

There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Forward-looking information

This document contains both historical and forward-looking information. Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes," "may," "should" and similar expressions may identify forward-looking information. Forward-looking information in this document includes, but is not limited to, statements regarding the expectation of significant ongoing expenses and cash outflows related to former coal operations, the outcome of discussions with governmental authorities regarding the non-payment of customs duties and value-added tax by a non-U.S. subsidiary of Brink's, Incorporated, the possibility of a restructuring at Brink's and the incurrence of severance and other related costs, anticipated revenues from Brink's acquisitions, anticipated costs at Brink's associated with safety and security, the anticipated effective tax rate for 2005, changes in the disconnect rate at BHS, BHS' expansion into the commercial sector and its addition of a second monitoring station, together with the financial impact of these changes, potential increases in the volume of BHS' installation business and the possible effect on BHS' performance, the impact that the refusal of police departments to respond to calls from alarm companies without visual verification could have on BHS' results of operations, the effects of seasonality and worldwide economies on BAX Global's results, the anticipated decline of costs related to Section 404 of the Sarbanes-Oxley Act, the receipt of a subsidy under the Medicare Prescription Drug, Improvement and Modernization Act, changes in expenses related to former coal operations, expected tax benefits in discontinued operations, the expectation that the Company will realize the benefit of deferred tax assets and the impact on the Company's valuation allowances, the timing of and liability for withdrawal from coal-related multi-employer pension plans, anticipated reclamation costs at the Company's former coal mines, the recognition of tax benefits upon the favorable resolution of a tax contingency, the expected recognition of a gain and release of bonds in 2005 if certain permits are transferred by the state to the buyer of the West Virginia coal properties, the possibility that Venezuela may be considered highly inflationary again, expected capital expenditures and aircraft heavy maintenance expenditures in 2005, information technology expenditures at Brink's and BAX Global, the adequacy of sources of liquidity to meet the Company's near term requirements, the impact of exchange rates, the replacement of the BAX Global receivables program, the amount and timing of additional FBLET refunds, if any, the outcome of pending litigation, and the impact of the repatriation provision of the American Jobs Creation Act of 2004, including the amount that the Company might repatriate and the related tax obligations, involve forward-looking information. This forward-looking information is subject to known and unknown risks, uncertainties, and contingencies that could cause actual results, performance or achievements to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond the control of the Company, include, but are not limited to, the timing of the pass-through of costs by third parties and governmental authorities relating to the disposal of the coal assets, retirement decisions by mine workers, performance of the investments made by the multi-employer plans, estimates made by the multi-employer plans, the number of participants in the multi-employer plans and the cost to administer the plans, comparisons of hours worked by covered coal employees over the last five years versus industry averages, black lung claims incidence, the number of dependents of mine workers for whom benefits are provided, actual medical and legal expenses related to benefits, increases in the Company's share of the unassigned obligations under the Health Benefit Act, the funding and benefit levels of multi-employer plans and pension plans, changes in inflation rates (including medical inflation) and interest rates, acquisitions and dispositions made by the Company in the future, the completion and processing of permit replacement documentation and the ability of the purchasers of coal assets to post the required bonds, the return to profitability of operations in jurisdictions where the Company has recorded valuation adjustments, Brink's loss experience, changes in insurance costs, the evaluation of remedial alternatives and the input of governmental authorities regarding the non-payment of customs duties and value-added tax, the alignment of Brink's resources to address changes in the market and security concerns, costs associated with any restructuring, the timing of and costs associated with the integration of the operations acquired by Brink's and the performance of the acquired operations in 2005, the ability of the home security industry to dissuade law enforcement and municipalities from refusing to respond to alarms, the willingness of BHS' customers to pay for private response personnel or other alternatives to police responses to alarms, the performance of the home building market, costs associated with the development of BHS' second monitoring center, BHS' ability to cost-effectively grow the commercial business, the amount of work performed by third parties in connection with the Company's compliance with
Section 404 of the Sarbanes-Oxley Act of 2002, the demand for capital by the Company and the availability of such capital, significant changes in the utilization of leased or owned aircraft, the cash, debt and tax position and growth needs of the Company, positions taken by governmental authorities with respect to claims for FBLET refunds, interpretation and regulation relating to the repatriation provision of the American Jobs Creation Act of 2004, discovery of new facts relating to civil suits, the addition of claims or changes in relief sought by adverse parties, the financial performance of the Company, information technology costs and costs associated with ongoing contractual obligations, overall economic, political, social and business conditions, foreign currency exchange rates, capital markets performance, mandatory or voluntary pension plan contributions, the impact of continuing initiatives to control costs and increase profitability, pricing and other competitive industry factors, labor relations, fuel prices, new government regulations and interpretations of existing regulations, legislative initiatives, judicial decisions, opinions of governmental authorities as to the availability of a subsidy under the Medicare Prescription Drug, Improvement and Modernization Act, variations in costs or expenses and the ability of counterparties to perform.

                           Part II - Other Information
                           ---------------------------


Item 6.  Exhibits
-------  --------


                  Exhibit
                  Number
                  -------

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


                                                    THE BRINK'S COMPANY



May 5, 2005                                         By: /s/ Robert T. Ritter
                                                        ----------------------
                                                            Robert T. Ritter
                                                           (Vice President -
                                                       Chief Financial Officer)
                                                       (principal financial and
                                                          accounting officer)