Form 10-Q
period 2005-06-30
BRINKS CO
filed 2005-08-05
CIK 78890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q




            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005
                                                 -------------

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from ________ to ________


                          Commission file number 1-9148
                                                 ------



                               THE BRINK'S COMPANY
              ----------------------------------------------------
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

As of August 3, 2005, 58,751,574 shares of $1 par value common stock were outstanding.

Part I - Financial Information
------------------------------

                               The Brink's Company
                                and subsidiaries

                           Consolidated Balance Sheets



                                                            June 30,              December 31,
(In millions)                                                 2005                    2004
----------------------------------------------------------------------------------------------
                                                         (Unaudited)
                                    ASSETS

Current assets:
   Cash and cash equivalents                             $     161.4                   169.0
   Accounts receivable, net                                    753.8                   749.5
   Prepaid expenses and other                                   63.6                    58.1
   Deferred income taxes                                        90.1                   116.0
----------------------------------------------------------------------------------------------
     Total current assets                                    1,068.9                 1,092.6

Property and equipment, net                                    962.5                   914.0
Goodwill                                                       269.8                   259.6
Deferred income taxes                                          243.0                   234.7
Other assets                                                   197.0                   177.3
----------------------------------------------------------------------------------------------

     Total assets                                        $   2,741.2                 2,678.2
==============================================================================================

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings                                 $      43.7                    27.5
   Current maturities of long-term debt                         37.5                    35.1
   Accounts payable                                            346.3                   357.0
   Accrued liabilities                                         535.6                   612.5
----------------------------------------------------------------------------------------------
     Total current liabilities                                 963.1                 1,032.1

Long-term debt                                                 214.0                   181.6
Accrued pension costs                                          137.2                   117.0
Postretirement benefits other than pensions                    327.1                   331.2
Deferred revenue                                               145.5                   139.5
Deferred income taxes                                           26.4                    26.0
Other liabilities                                              240.1                   176.8
----------------------------------------------------------------------------------------------
     Total liabilities                                       2,053.4                 2,004.2

Commitments and contingent liabilities (notes 5 and 8)

Shareholders' equity:
   Common stock                                                 58.8                    56.7
   Capital in excess of par value                              521.8                   457.4
   Retained earnings                                           377.8                   352.9
   Accumulated other comprehensive loss                       (179.0)                 (148.1)
   Employee benefits trust, at market value                    (91.6)                  (44.9)
----------------------------------------------------------------------------------------------

     Total shareholders' equity                                687.8                   674.0
----------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity          $   2,741.2                 2,678.2
==============================================================================================

See accompanying notes to consolidated financial statements.

                               The Brink's Company
                                and subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)



                                                                  Three Months                    Six Months
                                                                  Ended June 30,                 Ended June 30,
(In millions, except per share amounts)                       2005             2004          2005            2004
-------------------------------------------------------------------------------------------------------------------
Revenues                                                  $ 1,314.9          1,131.5       2,539.5         2,226.0

Expenses:
Operating expenses                                          1,133.6            958.5       2,185.7         1,888.4
Selling, general and administrative expenses                  149.3            137.5         288.1           271.9
-------------------------------------------------------------------------------------------------------------------
   Total expenses                                           1,282.9          1,096.0       2,473.8         2,160.3
Other operating income, net                                     2.4              2.3           5.5             5.8
-------------------------------------------------------------------------------------------------------------------
   Operating profit                                            34.4             37.8          71.2            71.5

Interest expense                                               (6.1)            (5.8)        (10.7)          (11.6)
Interest and other income (expense), net                        2.9             (0.1)          3.6             4.3
Minority interest                                              (3.0)            (1.4)         (6.8)           (4.7)
-------------------------------------------------------------------------------------------------------------------
   Income from continuing operations before income taxes       28.2             30.5          57.3            59.5
Income tax expense                                             16.2             17.9          29.5            29.7
-------------------------------------------------------------------------------------------------------------------
   Income from continuing operations                           12.0             12.6          27.8            29.8

Income from discontinued operations, net of tax                 3.3              6.0           1.1            14.6
-------------------------------------------------------------------------------------------------------------------
   Net income                                             $    15.3             18.6          28.9            44.4
===================================================================================================================


Net income per common share:
   Basic:
     Continuing operations                                $    0.21             0.23          0.50            0.55
     Discontinued operations                                   0.06             0.11          0.02            0.27
-------------------------------------------------------------------------------------------------------------------
                                                          $    0.27             0.34          0.52            0.82
===================================================================================================================

   Diluted:
     Continuing operations                                $    0.21             0.23          0.49            0.54
     Discontinued operations                                   0.06             0.11          0.02            0.27
-------------------------------------------------------------------------------------------------------------------
                                                          $    0.27             0.34          0.51            0.81
===================================================================================================================

Cash dividends paid per common share                      $   0.025            0.025          0.05            0.05
===================================================================================================================

See accompanying notes to consolidated financial statements.

                               The Brink's Company
                                and subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                             Six Months
                                                                                           Ended June 30,
(In millions)                                                                         2005                2004
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                      $     28.9                44.4
Adjustments to reconcile net income to net cash provided by operating activities:
      Income from discontinued operations, net of tax                                 (1.1)              (14.6)
      Depreciation and amortization                                                   92.2                85.3
      Impairment charges from subscriber disconnects                                  19.6                18.9
      Amortization of deferred revenue                                               (13.7)              (12.7)
      Aircraft heavy maintenance expense                                              11.2                13.3
      Deferred income taxes                                                           16.6                17.1
      Provision for uncollectible accounts receivable                                  1.1                 2.5
      Postretirement benefit funding (more) less than expense:
       Pension                                                                        24.5                18.4
       Other than pension                                                             (3.5)               (3.3)
      Other operating, net                                                            19.1                 8.8
      Changes in operating assets and liabilities, net of effects of acquisitions:
         Accounts receivable                                                         (35.8)              (54.3)
         Accounts payable and accrued liabilities                                     14.5                26.3
         Deferred subscriber acquisition costs                                       (11.0)               (9.4)
         Deferred revenue from new subscribers                                        19.8                16.8
         Prepaid and other current assets                                            (13.4)              (13.7)
         Other, net                                                                   (4.5)               (7.4)
      Discontinued operations, net                                                     -                   0.2
---------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                            164.5               136.6
---------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Capital expenditures                                                                (163.4)              (99.5)
Aircraft heavy maintenance expenditures                                              (11.7)              (10.9)
Acquisitions                                                                         (51.3)              (11.9)
Proceeds from disposal of:
   Coal business                                                                       5.0                   -
   Timber business                                                                     -                  33.7
   Less purchase of equipment formerly leased                                          -                  (6.2)
   Gold business                                                                       -                   1.1
   Property and equipment and other assets                                             4.5                 7.0
Other, net                                                                             0.4                (5.2)
Discontinued operations, net                                                           -                  (0.8)
---------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                               (216.5)              (92.7)
---------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Long term debt:
   Additions                                                                          84.9                29.0
   Repayments                                                                        (49.5)              (69.7)
Short-term borrowings, net                                                            19.9                10.9
Dividends paid to BCO shareholders                                                    (2.7)               (2.7)
Dividends paid to minority interest shareholders                                      (5.2)               (2.7)
Proceeds from exercise of stock options                                                3.2                11.4
Other                                                                                  0.1                 0.2
---------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                      50.7               (23.6)
---------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                               (6.3)               (3.6)
---------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                  (7.6)               16.7
Cash and cash equivalents at beginning of period                                     169.0               128.7
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $    161.4               145.4
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

The Company's unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior-period amounts have been reclassified to conform to the current period's financial statement presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Had compensation costs for share-based compensation plans been determined based on the fair value of awards at the grant dates consistent with the optional recognition provision of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," net income and net income per share would have approximated the pro forma amounts indicated below:




                                                                   Three Months                   Six Months
                                                                   Ended June 30,                Ended June 30,
(In millions, except per share amounts)                        2005             2004          2005            2004
-------------------------------------------------------------------------------------------------------------------
Net income:
   As reported                                            $    15.3             18.6          28.9            44.4
   Less: share-based compensation expense determined
   under fair-value method, net of related tax effects         (0.7)            (0.9)         (1.7)           (1.4)
-------------------------------------------------------------------------------------------------------------------
   Pro forma                                              $    14.6             17.7          27.2            43.0
===================================================================================================================

Net income per share:
   Basic, as reported                                     $    0.27             0.34          0.52            0.82
   Basic, pro forma                                            0.26             0.33          0.49            0.80
   Diluted, as reported                                   $    0.27             0.34          0.51            0.81
   Diluted, pro forma                                          0.26             0.32          0.48            0.79
-------------------------------------------------------------------------------------------------------------------


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

The assumptions used and the resulting weighted-average grant-date estimates of fair value for options granted in the six months ended June 30, 2004 are below. There were no options granted in the six months ended June 30, 2005.


                                                      Six Months Ended
                                                        June 30, 2004
-----------------------------------------------------------------------

Options granted:
     In millions                                                  0.1
     Weighted-average exercise price per share           $      24.48

Weighted-average assumptions:
     Expected dividend yield                                     0.5%
     Expected volatility                                          31%
     Risk-free interest rate                                     2.4%
     Expected term in years                                       3.4

Fair value estimates:
     In millions                                         $        0.6
     Weighted-average per share                          $       6.01
=======================================================================

The Company granted options for 0.7 million shares in July 2005 with a weighted-average exercise price of $35.80 per share.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB 25. SFAS No. 123R eliminates the use of the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the fair value of those awards. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance date, and the Company is required to adopt SFAS 123R effective January 1, 2006. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, except that entities also are allowed to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The Company has not determined which of the adoption methods it will use.

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

During the second quarter of 2005, Brink's recorded restructuring and severance costs of $10.9 million, an increase of approximately $10 million over the level of similar expenses recorded last year. In addition, lease expense for the second quarter of 2005 was $1.5 million higher than in 2004 primarily to record expense on a straight-line basis for certain of its leases that have fixed escalation rent clauses. In last year's second quarter, Brink's recorded $4.1 million of expenses related to tax matters, including $2.1 million of expenses related to unpaid value-added taxes and customs duties.

The Company recorded a $2.1 million reduction to expenses in its BHS unit during the second quarter of 2005 to reflect a revision to the estimate for the allowance for doubtful accounts.

During the second quarter of 2005, the Company recorded approximately $2.1 million of charges in the Americas portion of BAX Global covering ancillary costs which management has concluded cannot be billed back to customers.

During the most recently completed quarter, the Company received a $2 million dividend from a real estate investment and recorded additional interest expense of approximately $1 million relating to contingent income tax matters.

Note 2 - Earnings per share

Basic and diluted weighted-average share information used to compute the Company's earnings per share was as follows:



                                                                   Three Months                   Six Months
                                                                   Ended June 30,                Ended June 30,
(In millions of shares)                                        2005             2004          2005            2004
-------------------------------------------------------------------------------------------------------------------
Weighted-average shares outstanding:
   Basic                                                       56.0             54.4          55.9            54.1
   Effect of dilutive stock options                             0.6              0.7           0.6             0.7
-------------------------------------------------------------------------------------------------------------------
   Diluted                                                     56.6             55.1          56.5            54.8
===================================================================================================================

Antidilutive stock options excluded from computation            0.1              0.3           -               0.3
===================================================================================================================


Shares of the Company's common stock held by The Brink's Company Employee Benefits Trust (the "Trust") that have not been allocated to employees under the Company's various benefit plans are excluded from earnings per share calculations since they are treated as treasury shares for the calculation of earnings per share. During the second quarter of 2005, the Board of Directors approved an additional 2.1 million shares of common stock to be issued to the Trust, which were issued in June 2005. The Trust held 2.5 million unallocated shares at June 30, 2005 and 2.0 million unallocated shares at June 30, 2004.

Note 3 - Pension and other postretirement benefits

Pension

The Company has defined benefit pension plans covering substantially all U.S. non-union employees who meet certain minimum requirements. The Company also has other defined benefit plans for eligible non-U.S. employees. The net pension cost for the Company's pension plans was as follows:



                                                       U.S. Plans           Non-U.S. Plans          Total
---------------------------------------------------------------------------------------------------------------
(In millions)                                      2005         2004       2005       2004      2005      2004
---------------------------------------------------------------------------------------------------------------
Three months ended June 30,
Service cost                                   $    7.1          5.6        2.6        2.1       9.7       7.7
Interest cost on projected benefit obligation      11.0         10.3        2.7        2.3      13.7      12.6
Return on assets - expected                       (12.5)       (12.4)      (2.6)      (2.1)    (15.1)    (14.5)
Other amortization, net                             5.9          3.6        0.8        0.7       6.7       4.3
---------------------------------------------------------------------------------------------------------------
Net pension cost                               $   11.5          7.1        3.5        3.0      15.0      10.1
===============================================================================================================

Six months ended June 30,
Service cost                                   $   14.1         12.3        5.1        4.3      19.2      16.6
Interest cost on projected benefit obligation      21.8         20.6        5.4        4.7      27.2      25.3
Return on assets - expected                       (25.0)       (24.8)      (5.0)      (4.3)    (30.0)    (29.1)
Other amortization, net                            11.2          7.3        1.7        1.6      12.9       8.9
---------------------------------------------------------------------------------------------------------------
Net pension cost                               $   22.1         15.4        7.2        6.3      29.3      21.7
===============================================================================================================

Based on December 31, 2004 assumptions and funding regulations, the Company does not believe it will be required to make a contribution to the primary U.S. plan in 2005. No decision has been made as to whether or not a voluntary contribution will be made this year to the primary U.S. pension plan. The Company made contributions to its non-U.S. pension plans of $2.0 million in the second quarter of 2005 and $4.7 million in the first half of 2005.

Other postretirement benefits

Company-Sponsored Plans
The Company provides certain postretirement benefits (the "Company-sponsored plans") for eligible active and retired employees in the U.S. and Canada of the Company's current and former businesses, including eligible participants of the former coal operations (the "coal-related" plans). The components of net periodic postretirement costs related to Company-sponsored plans were as follows:



                                         Coal-related plans             Other plans                  Total
---------------------------------------------------------------------------------------------------------------
(In millions)                            2005         2004           2005         2004        2005        2004
---------------------------------------------------------------------------------------------------------------
Three months ended June 30,
Service cost                         $    -            -              0.2          0.4         0.2         0.4
Interest cost on accumulated
   postretirement benefit
   obligations ("APBO")                   8.4          8.0            0.4          0.5         8.8         8.5
Return on assets - expected              (3.8)        (2.3)           -            -          (3.8)       (2.3)
Amortization of losses                    3.8          3.3            0.1          0.1         3.9         3.4
---------------------------------------------------------------------------------------------------------------
Net postretirement benefit costs     $    8.4          9.0            0.7          1.0         9.1        10.0
===============================================================================================================

Six months ended June 30,
Service cost                         $    -            -              0.5          0.6         0.5         0.6
Interest cost on accumulated
   postretirement benefit
   obligations ("APBO")                  17.0         16.2            0.8          0.9        17.8        17.1
Return on assets - expected              (7.5)        (4.6)           -            -          (7.5)       (4.6)
Amortization of losses                    8.2          6.8            0.2          0.1         8.4         6.9
---------------------------------------------------------------------------------------------------------------
Net postretirement benefit costs     $   17.7         18.4            1.5          1.6        19.2        20.0
===============================================================================================================


Pneumoconiosis (Black Lung) Benefits
The Company is self-insured with respect to black lung benefits. The components of net periodic postretirement benefit costs related to black lung benefits were as follows:


                                              Three Months                    Six Months
                                              Ended June 30,                 Ended June 30,
(In millions)                             2005             2004          2005            2004
----------------------------------------------------------------------------------------------
Interest cost on APBO                $     0.7              0.8           1.5             1.8
Amortization of losses                     0.3              0.4           0.7             0.9
----------------------------------------------------------------------------------------------
Net periodic postretirement costs    $     1.0              1.2           2.2             2.7
==============================================================================================

Note 4 - Acquisitions

In the first half of 2005, Brink's acquired security operations in Luxembourg, Scotland, Ireland, Hungary, Poland and the Czech Republic. The aggregate purchase price for these acquisitions was $51.3 million. During the same period last year, Brink's acquired security operations in Greece.

                                        Acquisition completed     Purchase price
Location                               in three months ended       (in millions)
--------------------------------------------------------------------------------
Greece                                    March 31, 2004          $      11.9
================================================================================

Ireland, Luxembourg and Scotland          March 31, 2005          $      41.4
Poland, Hungary and the Czech Republic     June 30, 2005                  9.9
--------------------------------------------------------------------------------
                                                                  $      51.3
================================================================================


These acquisitions have been accounted for as business combinations. Under the purchase method of accounting, assets acquired and liabilities assumed from these operations are recorded at the date of acquisition at their respective fair values. The consolidated balance sheets include the respective fair values of assets acquired and liabilities assumed of these operations. The consolidated statements of operations include the results of operations for the acquired operations since the date of acquisition. The results of the acquired operations were not material to the Company's consolidated statements of operations.

The above purchase prices have been preliminarily allocated based on estimates of fair value of assets acquired and liabilities assumed. The final valuation of net assets is expected to be completed as soon as possible but not later than one year from the acquisition date in accordance with U.S. GAAP.

Note 5 - Discontinued operations


                                                         Three Months                    Six Months
                                                         Ended June 30,                 Ended June 30,
(In millions)                                        2005             2004          2005            2004
----------------------------------------------------------------------------------------------------------
Gain (loss) on sales of:
   Timber                                        $     -                1.9           -              20.7
   Gold                                                -                -             -              (0.9)

Loss from operations:
   Timber                                              -                -             -              (0.5)
   Gold                                                -                -             -              (1.2)

Adjustments to contingent liabilities of former
   operations (see note 8):
   Withdrawal liability                                6.1              8.1           6.1             8.1
   Other                                              (1.0)            (0.7)         (4.4)           (3.6)
----------------------------------------------------------------------------------------------------------
Income from discontinued operations
   before income taxes                                 5.1              9.3           1.7            22.6
Income tax expense                                     1.8              3.3           0.6             8.0
----------------------------------------------------------------------------------------------------------
Income from discontinued operations              $     3.3              6.0           1.1            14.6
==========================================================================================================

Gain (loss) on sales

Timber
In December 2003, the Company sold a portion of its timber business for $5.4 million in cash and recognized a $4.8 million pretax gain in discontinued operations. The Company received $33.7 million in 2004 for the remaining portion of its timber business. After deducting the book value of related assets and the payment of $6.2 million in 2004 to purchase equipment formerly leased, the Company recognized a $20.7 million pretax gain in discontinued operations in the first half of 2004 including $1.9 million in the second quarter of 2004.

Gold
In February 2004, the Company completed the sale of its gold operations for approximately $1.1 million in cash plus the assumption of liabilities and recognized a $0.9 million loss.

Loss from operations

The results of operations of the former natural resource businesses through the date of the related sale have been classified as discontinued operations for all periods presented.

Note 6 - Supplemental cash flow information



                                                                                  Six Months
                                                                                Ended June 30,
(In millions)                                                              2005                2004
----------------------------------------------------------------------------------------------------
Cash paid for:
   Interest                                                            $   14.0                 9.7
   Income taxes, net of refunds                                            32.2                 9.7
====================================================================================================

Other noncash financing activities - settlement of employee benefits
   with Company common shares                                          $   12.8                10.2
====================================================================================================


Note 7 - Comprehensive income (loss)



                                                        Three Months                    Six Months
                                                        Ended June 30,                 Ended June 30,
(In millions)                                       2005             2004          2005            2004
--------------------------------------------------------------------------------------------------------
Net income                                     $    15.3             18.6          28.9            44.4
Other comprehensive income (loss), net of
    reclasses and taxes:
     Foreign currency translation adjustments      (13.4)            (7.5)        (30.9)          (11.5)
     Cash flow hedges                                -                0.5           -               0.3
     Marketable securities                          (0.1)             0.1           -              (2.7)
     Minimum pension liability                       -               (0.5)          -              (0.5)
--------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                    $     1.8             11.2          (2.0)           30.0
========================================================================================================

Note 8 - Contingencies

Value-added taxes and customs duties

During 2004, the Company determined that one of its non-U.S. Brink's, Incorporated business units had not paid foreign customs duties and value-added taxes with respect to the importation of certain goods and services. The Company has been advised that there could be civil and criminal penalties asserted for the non-payment of these customs duties and value-added taxes. To date no penalties have been asserted. The business unit has commenced discussions with the appropriate governmental authorities in the affected jurisdiction regarding this matter and the Company has made payments covering its calculated unpaid value-added taxes.

As a result of its investigation, the Company recorded charges in 2004 of $1.3 million to operating profit and $0.8 million to interest expense in the second quarter of 2004. In the third quarter of 2004 the Company recorded $0.2 million reduction in the amount charged to operating expense and $0.1 million reduction in the amount charged to interest expense as a result of updated information. The summary impact on earnings is provided below.



                                                      Three Months                   Six Months
                                                      Ended June 30,                Ended June 30,
(In millions)                                      2005            2004          2005             2004
------------------------------------------------------------------------------------------------------
Penalties on unpaid value-added taxes         $     -               0.4            -               0.4
Duties                                              -               0.9            -               0.9
------------------------------------------------------------------------------------------------------
Amount charged to operating expenses                -               1.3            -               1.3
Interest expense on unpaid value-added taxes
   and customs duties                               -               0.8            -               0.8
------------------------------------------------------------------------------------------------------
                                              $     -               2.1            -               2.1
======================================================================================================


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

The Company intends to diligently pursue the timely resolution of this matter and, accordingly, the Company's estimate of the potential losses could change materially in future periods. The assertion of potential penalties may be material to the Company's financial position and results of operations. These penalties could be asserted at any time. Although the Company has accrued interest on the unpaid value-added taxes and customs duties, the Company does not expect to be assessed interest charges in connection with any penalties that may be asserted.

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

Health Benefit Act

The Company is obligated to pay premiums to the United Mine Workers of America ("UMWA") Combined Benefit Fund, as described in the Company's 2004 Annual Report on Form 10-K. At June 30, 2005, the Company had $181.2 million recorded for the obligation, reflecting the recorded liability at December 31, 2004 less payments made in 2005. This liability is adjusted annually as new historical data is received and assumptions used to estimate the obligations change.

Withdrawal liability

The Company withdrew from the UMWA 1950 and 1974 pension plans in June 2005 as the last employees working under UMWA labor agreements left the Company. In addition, during the quarter the UMWA reduced the estimate of the underfunded status of the plans, and accordingly, the Company reduced its estimated $36.6 million withdrawal liability by $6.1 million to $30.5 million. As a result of the withdrawal from these coal-related plans, the Company expects to be obligated to pay the plans $30.5 million, which represents the Company's portion of the underfunded status of the plans as of June 30, 2004, as determined by the plan agreements and by law.

In the second quarter of 2004, the Company reduced its estimate of the withdrawal liability by $8.1 million to reflect changes in estimates at that time.

Income taxes

The Company and its subsidiaries are subject to tax examinations in various U.S. and foreign jurisdictions and the Company has accrued approximately $19 million for related contingencies. While it is difficult to predict the final outcome of the various issues that may arise during an examination, the Company believes that it has adequately provided for all contingent income tax liabilities and interest.

Other loss contingencies

The Company recorded $1.2 million expense in the second quarter of 2005 and $4.8 million in the first half of 2005, to reflect an increase in the estimated cost of reclamation at its former coal mines. The estimate of the cost of reclamation may change in the future. The Company also has other contingent liabilities, primarily related to former operations, including those for expected settlement of coal-related workers' compensation claims and other reclamation obligations.

The Company recorded $3.6 million expense in the first six months of 2004 associated with the settlement of legal matters related to its former coal operations.

Gain contingencies

Income taxes
The Company has entered into discussions with a tax authority which, if concluded favorably, could result in a one-time benefit recorded in discontinued operations of up to $27 million. The benefit, if any, would not result in any current cash receipts but would increase the Company's tax credit carryforwards.

Federal Black Lung Excise Tax
In 1999, the U.S. District Court of the Eastern District of Virginia entered a final judgment in favor of certain of the Company's subsidiaries, ruling that the Federal Black Lung Excise Tax ("FBLET") is unconstitutional as applied to export coal sales. The Company has received refunds, including interest, of $27.2 million in prior years and continues to pursue the refund of other FBLET payments. Due to uncertainty as to the ultimate receipt of additional amounts, if any, which could amount to as much as $15 million (before income taxes), as well as the timing of any additional FBLET refunds, the Company has not currently recorded receivables for such additional FBLET refunds.

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


The Company has significant liabilities associated with its former coal operations and expects to have significant ongoing expenses and cash outflows related to its former coal operations. The Company has funded a portion of its postretirement benefit obligation using a Voluntary Employees' Beneficiary Association trust (the "VEBA"). The VEBA is reflected in the Company's balance sheets as a reduction of the postretirement benefit obligations.

RESULTS OF OPERATIONS
================================================================================

Overview

                                     Three Months                Six Months
                                     Ended June 30,             Ended June 30,
(In millions)                    2005             2004      2005            2004
--------------------------------------------------------------------------------
Income from:
   Continuing operations    $    12.0             12.6      27.8            29.8
   Discontinued operations        3.3              6.0       1.1            14.6
--------------------------------------------------------------------------------
     Net income             $    15.3             18.6      28.9            44.4
================================================================================


The income items in the above table are reported after tax.

Income from continuing operations declined in the second quarter of 2005 versus the prior year's period primarily due to lower operating profits. Operating profits were slightly lower in the second quarter of 2005 as lower operating profit at Brink's primarily related to $10 million in higher restructuring and severance costs was partially offset by improved operating profit from BHS and BAX Global. BAX Global's performance for 2005 improved from the prior year on higher operating profit in Asia-Pacific as a result of higher volumes and improved margins. Income from continuing operations in the second quarter of 2005 also included a $2.0 million dividend from a real estate investment.

Income from continuing operations in the first half of 2004 included a one-time $4.4 million pretax gain that was recorded in the first quarter of 2004 upon conversion of the Company's VEBA from a general corporate asset to one specifically restricted to pay certain coal-related postretirement liabilities. Income from continuing operations was lower for the first half of 2005 versus 2004 because of this 2004 gain and due to higher minority interest costs and a slightly higher effective tax rate in 2005.

Income from discontinued operations includes net favorable adjustments to contingent liabilities in the second quarters of both 2005 and 2004 and a $20.7 million pretax gain on the sale of the timber business in the first half of last year. The after-tax results of operations for the former natural gas, timber and gold businesses have been classified as discontinued operations for all periods presented.

Value-Added Taxes and Customs Duties

During 2004, the Company determined that one of its non-U.S. Brink's, Incorporated business units had not paid foreign customs duties and value-added taxes with respect to the importation of certain goods and services. The Company has been advised that there could be civil and criminal penalties asserted for the non-payment of these customs duties and value-added taxes. To date no penalties have been asserted. The business unit has commenced discussions with the appropriate governmental authorities in the affected jurisdiction regarding this matter and the Company has made payments covering its calculated unpaid value-added taxes.

As a result of its investigation, the Company recorded charges in 2004 of $1.3 million to operating profit and $0.8 million to interest expense in the second quarter of 2004. In the third quarter of 2004 the Company recorded $0.2 million reduction in the amount charged to operating expense and $0.1 million reduction in the amount charged to interest expense as a result of updated information. The summary impact on earnings is provided below.




Three Months                                          Three Months                   Six Months
                                                     Ended June 30,                Ended June 30,
(In millions)                                     2005            2004          2005             2004
-----------------------------------------------------------------------------------------------------
Penalties on unpaid value-added taxes        $     -               0.4            -               0.4
Duties                                             -               0.9            -               0.9
-----------------------------------------------------------------------------------------------------
Amount charged to operating expenses               -               1.3            -               1.3
Interest expense on unpaid value-added taxes
   and customs duties                              -               0.8            -               0.8
-----------------------------------------------------------------------------------------------------
                                             $     -               2.1            -               2.1
=====================================================================================================


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

The Company intends to diligently pursue the timely resolution of this matter and, accordingly, the Company's estimate of the potential losses could change materially in future periods. The assertion of potential penalties may be material to the Company's financial position and results of operations. These penalties could be asserted at any time. Although the Company has accrued interest on the unpaid value-added taxes and customs duties, the Company does not expect to be assessed interest charges in connection with any penalties that may be asserted.

Consolidated Review




                                    Three Months                            Six Months
                                    Ended June 30,        %                Ended June 30,       %
(In millions)                    2005          2004    change           2005       2004      change
---------------------------------------------------------------------------------------------------
Revenues:
   Brink's                 $    536.7         465.3      15          $ 1,045.9      923.3      13
   BHS                           96.8          85.9      13              188.7      167.9      12
   BAX Global                   681.4         580.3      17            1,304.9    1,134.8      15
---------------------------------------------------------------------------------------------------
     Revenues              $  1,314.9       1,131.5      16          $ 2,539.5    2,226.0      14
===================================================================================================

Operating profit:
   Brink's                 $     15.1          25.3     (40)         $    45.4       58.1     (22)
   BHS                           23.3          19.8      18               45.8       39.2      17
   BAX Global                    16.8          12.4      35               25.0       15.5      61
---------------------------------------------------------------------------------------------------
     Business segments           55.2          57.5      (4)             116.2      112.8       3
   Former coal operations       (10.9)        (10.1)      8              (24.1)     (22.6)      7
   Corporate                     (9.9)         (9.6)      3              (20.9)     (18.7)     12
---------------------------------------------------------------------------------------------------
     Operating profit      $     34.4          37.8      (9)         $    71.2       71.5       -
===================================================================================================

The Company's operating profits decreased 9% in the second quarter of 2005 compared to the same period last year as a result of 40% lower operating profit at Brink's due primarily to the recognition in this year's quarter of approximately $10 million higher restructuring and severance costs. The operating profit decrease was partially offset by the effects of BHS' continued steady growth and higher operating profit at BAX Global. BHS reported 18% higher operating profit for the current quarter over the same quarter last year. BAX Global's 35% increase in operating profit for the current quarter as compared to last year's levels resulted from higher volumes and margins in Asia Pacific.

The Company's operating profit for the first half of 2005 was essentially flat in comparison to the prior-year period as improved operating profit at BAX Global and continued growth by BHS was offset by lower operating profit at Brink's.

Expenses related to former coal operations were higher in the 2005 periods compared to the prior year primarily due to the recording of higher gains in the 2004 periods related to sales of residual coal property.

For subsidiaries outside the U.S., U.S. dollar revenue growth rates include the effect of changes in currency exchange rates. On occasion in this report, the change in revenue versus the prior year has been disclosed using constant exchange rates in order to provide information about growth rates without the impact of changing foreign currency exchange rates. Relative to most other currencies relevant to the Company, the U.S. dollar was weaker in the second quarter and first six months of 2005 over the same prior-year periods so growth at constant-currency exchange rates was lower than growth computed using actual currency exchange rates. Changes in currency exchange rates did not materially affect period-to-period comparisons of segment operating profit for the periods presented herein.

The following table provides supplemental information related to 2005 Organic Revenue Growth extracted from the consolidated financial information which is not required to be presented in the consolidated financial statements by GAAP. The Company defines its 2005 Organic Revenue Growth as the change in its 2005 revenue from 2004 because of factors such as change in prices for its products and services (including the effect of fuel surcharges), changes in volumes of business and changes in the product mix. Excluded from 2005 Organic Revenue Growth are changes in translation rates and the effects of new acquisitions.


                                                Three Months         % change            Six Months       % change
(In millions)                                  Ended June 30,        from 2004         Ended June 30,     from 2004
-------------------------------------------------------------------------------------------------------------------
2004 revenues as reported:
   Brink's                                  $       465.3               N/A                 923.3            N/A
   BHS                                               85.9               N/A                 167.9            N/A
   BAX Global                                       580.3               N/A               1,134.8            N/A
-------------------------------------------------------------------------------------------------------------------
                                            $     1,131.5               N/A               2,226.0            N/A
===================================================================================================================

Effects on 2005 revenue of acquisitions
and dispositions:
   Brink's                                  $        23.4                 5                  42.7              5
   BHS                                                -                   -                   -                -
   BAX Global                                         -                   -                   -                -
-------------------------------------------------------------------------------------------------------------------
                                            $        23.4                 2                  42.7              2
===================================================================================================================

Currency translation effects on 2005 revenue:
   Brink's                                  $        16.5                 4                  29.4              3
   BHS                                                0.1                 -                   0.2              -
   BAX Global                                        13.3                 2                  25.0              2
-------------------------------------------------------------------------------------------------------------------
                                            $        29.9                 3                  54.6              2
===================================================================================================================

2005 Organic Revenue Growth:
   Brink's                                  $        31.5                 7                  50.5              5
   BHS                                               10.8                13                  20.6             12
   BAX Global                                        87.8                15                 145.1             13
-------------------------------------------------------------------------------------------------------------------
                                            $       130.1                11                 216.2             10
===================================================================================================================

2005 revenues as reported:
   Brink's                                  $       536.7                15               1,045.9             13
   BHS                                               96.8                13                 188.7             12
   BAX Global                                       681.4                17               1,304.9             15
-------------------------------------------------------------------------------------------------------------------
                                            $     1,314.9                16               2,539.5             14
===================================================================================================================


The supplemental information presented above related to the 2005 Organic Revenue Growth is non-GAAP information that management believes is an important measure to evaluate results of existing operations without the effects of acquisitions, dispositions and currency exchange rates. This supplemental non-GAAP information does not affect net income or any other reported figures. It should be viewed in addition to, not in lieu of, the Company's consolidated statement of operations.

Brink's, Incorporated


                                                Three Months                            Six Months
                                                Ended June 30,          %              Ended June 30,       %
(In millions)                                 2005          2004     change           2005       2004     change
-----------------------------------------------------------------------------------------------------------------
Revenues:
   North America (a)                    $    192.2         180.9       6          $   378.2      361.0       5
   International (b)                         344.5         284.4      21              667.7      562.3      19
-----------------------------------------------------------------------------------------------------------------
                                        $    536.7         465.3      15          $ 1,045.9      923.3      13
=================================================================================================================

Operating profit:
   North America (a)                    $      9.4          13.0     (28)         $    22.1       25.9     (15)
   International (b)                           5.7          12.3     (54)              23.3       32.2     (28)
-----------------------------------------------------------------------------------------------------------------
                                        $     15.1          25.3     (40)         $    45.4       58.1     (22)
=================================================================================================================

Cash flow information:
   Depreciation and amortization        $     22.9          19.4      18          $    44.1       38.5      15
   Capital expenditures                       18.0          16.2      11               49.4       32.3      53
=================================================================================================================

(a) U.S. and Canada.
(b) Europe, South America and Asia-Pacific.


Overview

Revenues at Brink's were higher in the second quarter and first half of 2005 compared to the prior-year periods as a result of a combination of the effects of underlying business growth, newly acquired businesses and changes in currency exchange rates. Operating profit decreased in the second quarter and first half of 2005 compared to the same periods last year primarily as a result of approximately $10 million higher restructuring and severance costs.

North America

North American revenues increased 6% in the second quarter and 5% in the first six months of 2005 compared to the prior-year periods primarily as the result of improved U.S. and Canadian armored car services, U.S. Cash Logistics operations and Global Services. Operating profit in the second quarter and first half of 2005 was lower than in the same periods in 2004 due primarily to higher costs for facilities, pension benefits and safety and security. As a result of these items, the U.S. armored car operations provided a lower contribution to operating profit in 2005, which was partially offset by slightly improved performance from Cash Logistics and Global Services operations. Lease expense for the quarter was $1.5 million higher than in 2004 primarily to record expense on a straight-line basis for certain leases that have fixed rent escalation clauses.

International

Revenues improved in the second quarter and first six months of 2005 over prior year periods due to higher revenues from Europe and South America. Operating profit in the second quarter and first half of 2005 was lower in Europe partially offset by improved operating profit in South America.

Europe. Revenues increased 24% in the second quarter and 21% for the first six months of 2005 when compared to the prior-year periods. On a constant currency basis, 2005 revenues were 19% higher in the second quarter and 16% higher in the first six months compared to the prior year periods, partially as a result of acquisitions. Operating profit was lower in 2005 due to higher restructuring and severance expenses in Europe (primarily in Belgium) and the effects of a reduction in volumes in the Netherlands and Belgium. The Company expects to record an additional $2 million to $3 million in severance costs in the second half of 2005. The Company expects approximately $6 million to $7 million in cost savings in 2006 related to the restructuring.

Brink's acquired operations in Greece in the first half of 2004; Luxembourg, Scotland and Ireland in the first quarter of 2005; and Poland, Hungary, and the Czech Republic in the second quarter of 2005. These acquisitions increased revenues by approximately $23 million in the second quarter of 2005 and $43 million in the first half of 2005. These acquisitions are expected to increase revenue by approximately $100 million on an annualized basis.

South America. Revenues and operating profit in the second quarter and first six months of 2005 were higher than the prior-year periods primarily reflecting higher volumes and better operating performance particularly in Venezuela, Columbia, Argentina and Chile. These improvements were partially offset by weakened operating performance in Brazil as a result of the continuing competitive environment.

Asia-Pacific. Asia-Pacific operating profit in the second quarter of 2005 was about the same as the prior-year period; operating profit for the first half of 2005 was slightly lower than the same period last year primarily due to lower Global Service volumes.

Other. As discussed in "Value-added taxes and customs duties" above and in note 8 to the consolidated financial statements, the Company could be assessed penalties materially in excess of accrued amounts. Costs for safety and security were higher in the second quarter and first half of 2005 than in the corresponding periods of 2004. Management expects that costs for safety and security will continue to be higher in 2005 than in 2004. The Company expects Brink's operating profit as a percentage of revenues (before restructuring and severance costs of up to $15 million) to approximate 7% for the full-year 2005.

Brink's Home Security



                                                 Three Months                            Six Months
                                                 Ended June 30,        %               Ended June 30,        %
(In millions)                                 2005          2004     change           2005       2004      change
-----------------------------------------------------------------------------------------------------------------
Revenues                                $     96.8         85.9        13         $   188.7      167.9       12
Operating profit:
   Recurring services (a)               $     43.7         35.7        22         $    85.2       70.8       20
   Investment in new subscribers (b)         (20.4)       (15.9)       28             (39.4)     (31.6)      25
-----------------------------------------------------------------------------------------------------------------
                                        $     23.3         19.8        18         $    45.8       39.2       17
=================================================================================================================

Monthly recurring revenues (c)                                                    $    27.7       24.5       13
=================================================================================================================

Cash flow information:
   Depreciation and amortization (d)    $     14.3         12.6        13         $    28.2       25.1       12
   Impairment charges from
     subscriber disconnects                   10.8         10.2         6              19.6       18.9        4
   Amortization of deferred revenue (e)       (7.2)        (6.6)        9             (13.7)     (12.7)       8
   Deferral of subscriber acquisition
     costs (current year payments)            (6.0)        (4.7)       28             (11.0)      (9.4)      17
   Deferral of revenue from new
     subscribers (current year receipts)      10.2          8.7        17              19.8       16.8       18
   Capital expenditures (f)                  (37.8)       (29.4)       29             (81.0)     (56.1)      44
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

(f) Capital expenditures in the first quarter of 2005 included $10.2 million for the purchase of its headquarters in Irving, Texas. The facility was formerly leased.

Revenues

The increase in BHS' revenues for the second quarter and first half of 2005 over the comparable 2004 periods (13% for the quarter and 12% for the first half) was primarily due to an increase in the subscriber base. The increase in the subscriber base also contributed to a 13% increase in monthly recurring revenues for June 2005 as compared to June 2004.

Operating profit

Operating profit increased $3.5 million for the second quarter and $6.6 million for the first half of 2005 compared to the same periods in 2004 as higher profit from recurring services was partially offset by an increased investment in new subscribers. Higher profit from recurring services in each period was primarily due to incremental revenues generated from the larger subscriber base, favorable leverage in costs incurred in providing recurring services to the larger subscriber base, and a reduction in the disconnect rate. Additionally, a reduction in the estimate for allowance for doubtful accounts resulted in a $2.1 million increase in operating profit during the second quarter of 2005.

BHS intends to expand its presence in commercial alarm installation and monitoring, as well as increase the volume of its installation business as a result of relationships with major home builders. As a result, the cost of investment in new subscribers may continue to grow faster than installations as BHS develops the resources needed to achieve its objectives. BHS has begun the construction of a second monitoring center expected to be in operation in the first quarter of 2006. The new monitoring center will provide additional service capacity for the existing subscriber base, increase capacity to sustain BHS'
continued growth and provide enhanced security and disaster recovery capabilities. Operating the new facility is expected to result in additional administrative expense. These initiatives are expected to have a positive impact on future growth and productivity.

Other

Police departments in several U.S. cities are not required to respond to calls from alarm companies unless an emergency has been visually verified. If more police departments refuse to automatically respond to calls from alarm companies without visual verification, this could have an adverse effect on future results of operations for BHS. In cities that have stopped providing police response to burglar alarms, BHS has offered its customers the option of receiving private guard response from guard companies which in most cases have contracted with BHS.

Subscriber activity


                                                Three Months                             Six Months
                                                Ended June 30,         %                Ended June 30,       %
(Subscriber data in thousands)                2005          2004     change           2005       2004      change
----------------------------------------------------------------------------------------------------------------
Number of subscribers:
   Beginning of period                       947.1        854.1                       921.4      833.5
   Installations (a)                          42.3         35.6       19               81.6       69.7      17
   Disconnects (a)                           (16.4)       (15.6)       5              (30.0)     (29.1)      3
----------------------------------------------------------------------------------------------------------------
   End of period                             973.0        874.1       11              973.0      874.1      11
================================================================================================================
Average number of subscribers                960.3        864.5       11              947.0      854.0      11
Annualized disconnect rate (b)                 6.8%         7.2%                        6.3%       6.8%
================================================================================================================

(a) Customers who move from one location and then initiate a new service agreement at a new location are not included in either installations or disconnects. Dealer accounts cancelled and charged back to the dealer are also excluded from installations and disconnects. Inactive sites that are returned to service reduce disconnects.

(b) The disconnect rate is a ratio, the numerator of which is the number of customer cancellations during the period and the denominator of which is the average number of subscribers for the period. The gross number of customer cancellations is reduced for customers who move from one location and then inititate a new service agreement at a new location, accounts charged back to the dealers because the customers cancelled service during the specified contractual term, and inactive sites that are returned to active service during the period.

Installations were 19% higher in the second quarter of 2005 and 17% higher in the first six months of 2005 as compared to the same periods of 2004, primarily as a result of growth in traditional installation volume and to a lesser extent from installations obtained through the growing dealer network and home builder activity. Disconnect rates are typically higher in the second and third calendar quarters of the year because of an increase in residential moves during summer months. BHS has reduced its disconnect rate in recent years by improving subscriber selection and retention processes. Since a certain amount of disconnects cannot be prevented (e.g. customer moves), the disconnect rate may not materially improve in the future.

Reconciliation of Non-GAAP Measures - Monthly Recurring Revenues

                                                              Six Months
                                                            Ended June 30,
(In millions)                                          2005                2004
--------------------------------------------------------------------------------
June:
   Monthly recurring revenues ("MRR") (a)          $   27.7                24.5
   Amounts excluded from MRR:
     Amortization of deferred revenue                   2.6                 2.4
     Other revenues (b)                                 2.7                 2.5
--------------------------------------------------------------------------------
   Revenues on a GAAP basis                        $   33.0                29.4
================================================================================

Revenues on a GAAP basis:
   June                                            $   33.0                29.4
   January - May                                      155.7               138.5
--------------------------------------------------------------------------------
   January - June                                  $  188.7               167.9
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

BAX Global



                                                Three Months                             Six Months
                                                Ended June 30,         %                Ended June 30,      %
(In millions)                                 2005          2004     change           2005       2004     change
----------------------------------------------------------------------------------------------------------------
Revenues:
   Americas (a)                         $    312.2         279.3      12          $   605.6      544.0      11
   International (b)                         396.3         321.3      23              751.0      630.4      19
   Eliminations                              (27.1)        (20.3)     33              (51.7)     (39.6)     31
----------------------------------------------------------------------------------------------------------------
                                        $    681.4         580.3      17          $ 1,304.9    1,134.8      15
================================================================================================================

Operating profit (loss):
   Americas (a)                         $      3.7           6.1     (39)         $     0.3        4.2     (93)
   International (b)                          18.7          11.2      67               32.9       19.9      65
   Corporate and other                        (5.6)         (4.9)     14               (8.2)      (8.6)     (5)
----------------------------------------------------------------------------------------------------------------
                                        $     16.8          12.4      35          $    25.0       15.5      61
================================================================================================================

Cash flow information:
   Depreciation and amortization        $      9.6          10.6      (9)         $    19.7       21.3      (8)
   Capital expenditures (c)                   15.7           3.8     200+              32.8       10.7     200+
================================================================================================================

Intra-America revenue (d)               $    139.8         133.7       5          $   275.6      258.8       6
Worldwide expedited freight
   services (e):
   Revenues                             $    517.7         437.2      18          $   983.0      852.8      15
   Weight in pounds                          469.1         443.9       6              900.4      861.9       4
================================================================================================================

(a) U.S., Mexico, Latin America and Canada.

(b) Europe-Middle East-Africa ("EMEA") and Asia-Pacific.

(c) Includes the purchase of three airplanes.

(d) U.S. and Canada excluding Intra-Canada.

(e) Includes U.S. deferred freight services.


Overview

BAX Global's operating profit in the second quarter of 2005 was $4.4 million above that of the same quarter last year on a 17% increase in revenues (15% increase in revenues on a constant currency basis). Operating profit in the first half was $9.5 million better than last year on a 15% increase in revenues (13% on a constant currency basis). Operating profit was better in 2005 than 2004 primarily due to higher volumes and improved margins in the Asia-Pacific region partially offset by the effects of a decrease in U.S. expedited air freight volumes.

Americas

BAX Global's operating profit in the Americas region in the second quarter and first half of 2005 was lower than the same 2004 periods despite a 12% second quarter and a 11% first half increase in revenues.

Intra-America. Revenues improved over the prior-year periods primarily due to an increase in BAX Global's wholesale freight-forwarding product and deferred freight volumes. Partially offsetting this increase were lower overnight and second day freight volumes, which on average have higher revenue per pound. Operating profit in the Americas was lower in the second quarter and first half of 2005 compared to 2004 due partially to the shift in volumes of overnight and second-day air products to ground products. The shift from air to ground products by customers has been affected by offerings by BAX Global and other service providers of expedited ground products that are significantly less expensive than air transportation. Higher fuel surcharges on air transportation, driven by higher fuel costs, also exacerbated the shift to ground products. Intra-America continued to see strong growth in its wholesale freight-forwarding business.

The impact of higher fuel costs in the 2005 period was not significant to performance primarily as a result of BAX Global's ability to pass through a portion of higher fuel costs to customers using fuel surcharge adjustments to billings. The effectiveness of the fuel surcharge, however, is somewhat dependent on expedited volumes, because as volumes become lower some of the effects of higher fuel costs are absorbed by the Company. The fuel surcharge represents approximately 10.7% of revenues in the Americas region for the first half of 2005 compared with 9.7% in the first half of 2004.

Other. U.S. air export volumes were higher in the second quarter and first six months of 2005 compared to the same 2004 periods, and revenue per pound (excluding fuel and other surcharges) was about even with 2004. Charter activity was also higher in the 2005 periods compared to the prior year. Volumes for ocean freight in the U.S. were slightly higher in the second quarter and first half of 2005 compared to 2004 periods. Americas operating profit in the second quarter of 2005 includes approximately $2.1 million of charges reflecting ancillary costs which management has concluded cannot be billed back to customers.

International

International operating profits increased 67% for the second quarter of 2005 compared to the 2004 period on a 23% increase in revenues (20% increase in revenues on a constant currency basis). For the first half of 2005 operating profit was 65% higher on a 19% increase in revenues (16% on a constant currency basis).

Asia-Pacific. Revenue increased 30% in the second quarter and 25% in the first half of 2005 compared to the same periods last year. Operating profit increased 61% in the second quarter and 60% in the first six months of 2005 compared to the same periods in 2004. Revenues and operating profit for the 2005 periods benefited from an increase in Asia-Pacific air export volumes, particularly from China, Hong Kong and Singapore due to their strong economies and solid growth by local operating units. Margins were also strong as a result of increased volumes and flat overhead costs.

EMEA. Revenues increased by 10% in the second quarter and 9% in the first half of 2005 compared to the same periods last year. On a constant currency basis 2005 revenues were 6% higher in the second quarter and 4% higher in the first half of 2005 than the same periods last year. Operating profit more than doubled from a low base in the second quarter and was higher in the first half of 2005 compared with 2004 periods due to slightly improved performance in the UK and the Benelux region despite weak business conditions and continuing competitive market pressures in the region.

Other

BAX Global's revenues and operating profits are affected by the seasonal nature of customers' businesses. BAX Global generally recognizes more revenue and operating profit in the last half of the year compared to the first half; however, the relative strength of the worldwide economies generally has a larger effect on BAX Global's results as compared to seasonal forces.

Corporate Expense - The Brink's Company

                           Three Months                      Six Months
                          Ended June 30,      %          Ended June 30,     %
(In millions)          2005          2004   change      2005       2004   change
--------------------------------------------------------------------------------

Corporate expense  $    9.9          9.6      3      $  20.9       18.7     12
================================================================================


Corporate expense was higher in the second quarter and first half of 2005 periods primarily resulting from higher long-term incentive accruals and professional fees. Costs related to section 404 of the Sarbanes Oxley Act of 2002 are expected to be lower in the second half of 2005 compared to the same period in 2004.

Former Coal Operations

Former coal operations included in continuing operations



                                           Three Months                           Six Months
                                           Ended June 30,         %             Ended June 30,        %
(In millions)                            2005          2004    change          2005       2004      change
-----------------------------------------------------------------------------------------------------------
Company-sponsored postretirement
   benefits other than pensions    $      8.6          9.2       (7)       $    18.0       18.6        (3)
Black lung                                1.0          1.2      (17)             2.2        2.7       (19)
Pension                                   1.2          0.5      140              2.2        1.1       100
Administrative, legal and other
   expenses, net                          1.3          1.8      (28)             3.4        4.3       (21)
Idle and closed mine expense              0.1          0.2      (50)             0.3        0.4       (25)
Gains on sales of property and
   equipment and other income            (1.3)        (2.8)     (54)            (2.0)      (4.5)      (56)
-----------------------------------------------------------------------------------------------------------
                                   $     10.9         10.1        8        $    24.1       22.6         7
===========================================================================================================


Administrative, legal and other expenses, net

Administrative, legal and other expenses, net, are expected to decline as administrative functions are reduced and remaining residual assets are sold. Expenses related to residual assets include property taxes, insurance and lease payments.

Gains on sale of property and equipment

The Company sold substantially all of its remaining coal-related assets in West Virginia in the fourth quarter of 2003 for $28.8 million of proceeds, including $14.8 million of reclamation liabilities contractually assumed by the buyer. The Company recorded a $0.3 million gain related to liability transfers in the first quarter of 2004. The Company may record additional gains of up to approximately $6 million as liabilities related to reclamation are formally transferred to the buyer. As the transfer of the liabilities to the buyer is not within the Company's control the timing and realizability of additional gains remains uncertain.

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

Other Operating Income, Net

The line items below are recorded within operating profit of the three business segments, or within corporate or former coal operation expenses.


                                                  Three Months                             Six Months
                                                  Ended June 30,         %                Ended June 30,       %
(In millions)                                   2005          2004     change           2005       2004      change
-------------------------------------------------------------------------------------------------------------------
Gains on sales of operating
   assets, net                               $    0.4          3.0      (87)         $     1.6       4.4      (64)
Foreign currency transaction losses, net         (1.1)        (0.1)     200+              (1.5)      -         NM
Share in earnings (loss) of equity affiliates     0.6         (1.0)      NM                1.3      (0.2)      NM
Royalty income                                    0.4          0.5      (20)               0.9       1.0      (10)
Penalties on unpaid value-added taxes             -           (0.4)    (100)               -        (0.4)    (100)
Other                                             2.1          0.3      200+               3.2       1.0      200+
-------------------------------------------------------------------------------------------------------------------
                                             $    2.4          2.3        4          $     5.5       5.8       (5)
===================================================================================================================


Gains on sales of operating assets, net, in 2005 are primarily the result of the sale of an aircraft by a subsidiary of BAX Global and, to a lesser extent, continuing sales of residual coal assets. In 2004, gains are primarily the result of disposing of assets related to the Company's former coal operations.

Nonoperating Income and Expense

Interest expense

                         Three Months                      Six Months
                         Ended June 30,       %           Ended June 30,    %
(In millions)          2005          2004   change      2005       2004   change
--------------------------------------------------------------------------------

Interest expense   $    6.1          5.8      5      $   10.7      11.6     (8)
================================================================================


Interest expense was higher primarily due to additional estimated interest expense related to prior-year contingent income tax matters.

Interest and other income (expense), net


                                             Three Months                             Six Months
                                             Ended June 30,         %               Ended June 30,       %
(In millions)                              2005          2004     change           2005       2004     change
-------------------------------------------------------------------------------------------------------------
Interest income                      $      1.2          1.0       20          $     2.4       2.1       14
Dividend income from real estate
   investment                               2.0          -         NM                2.0       -         NM
Recognition of gain on investments
   held by VEBA                             -            -          -                -         4.4     (100)
Discounts and other fees of
   accounts receivable
   securitization program                  (0.7)        (0.6)      17               (1.1)     (1.0)      10
Other, net                                  0.4         (0.5)      NM                0.3      (1.2)      NM
-------------------------------------------------------------------------------------------------------------
                                     $      2.9         (0.1)      NM          $     3.6       4.3      (16)
=============================================================================================================


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

Minority interest

                          Three Months                     Six Months
                          Ended June 30,       %          Ended June 30,    %
(In millions)           2005          2004   change      2005       2004  change
--------------------------------------------------------------------------------

Minority interest   $   3.0          1.4      114     $   6.8       4.7    45
================================================================================

Income Taxes



                            Income tax expense (benefit)          Effective tax rate
-----------------------------------------------------------------------------------------
Six Months Ended June 30,     2005                2004       2005                   2004
-----------------------------------------------------------------------------------------
                                    (in millions)                 (in percentages)

Continuing operations      $  29.5                29.7      51.5%                   49.9%
Discontinued operations        0.6                 8.0      35.3%                   35.4%
=========================================================================================


The effective income tax rate on continuing operations in 2005 was higher than the 35% U.S. statutory tax rate primarily due to $9.2 million increase in the valuation allowance for deferred tax assets related to certain Brink's European and South American operations. These increases were partially offset by lower taxes outside the U.S. The effective income tax rate for continuing operations in 2004 was higher than the 35% U.S. statutory tax rate primarily due to $5.2 million net tax adjustments related to the establishment of valuation allowances on deferred tax assets of certain European operations.

The Company's effective tax rate may fluctuate materially from period to period due to changes in the expected geographical mix of earnings, changes in valuation allowances or accruals for contingencies and other factors. Subject to the above factors, the Company currently expects that the effective tax rate for the full year 2005 will approximate 41% or 42%.

The Company establishes or reverses valuation allowances for deferred tax assets depending on all available information including historical and expected future operating performance of its subsidiaries. Changes in judgment about the future realization of deferred tax assets could result in significant adjustments to the valuation allowances.

The Company expects to complete its evaluation of the repatriation provision of the American Jobs Creation Act of 2004 during the third quarter of 2005. The range of possible amounts that the Company is considering for repatriation under this provision is between zero and $150 million. The Company estimates that the related potential range of additional income tax payments is between zero and $10 million.

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

LIQUIDITY AND CAPITAL RESOURCES
================================================================================


Overview

Cash flows before financing activities decreased by approximately $96 million in the first half of 2005 as compared to the first half of 2004. The decrease was primarily due to acquisitions by Brink's and overall higher capital expenditures. In addition, the first half of 2004 included $27.5 million of proceeds from the sale of natural resources business.

Summary of Cash Flow Information



                                                             Six Months
                                                           Ended June 30,             $
(In millions)                                          2005             2004       change
-----------------------------------------------------------------------------------------
Cash flows from operating activities            $     164.5             136.6       27.9

Cash flows from investing activities:
      Capital expenditures and aircraft heavy
        maintenance expenditures                     (175.1)           (110.4)     (64.7)
      Acquisitions                                    (51.3)            (11.9)     (39.4)
      Net proceeds from sale of timber business         -                27.5      (27.5)
      Net proceeds from sale of coal business           5.0               -          5.0
      Other                                             4.9               2.1        2.8
-----------------------------------------------------------------------------------------
     Investing activities                            (216.5)            (92.7)    (123.8)
-----------------------------------------------------------------------------------------

Cash flows before financing activities          $     (52.0)             43.9      (95.9)
=========================================================================================


Operating Activities

Cash flows from operating activities were $27.9 million higher in the first half of 2005 compared to the same period in 2004 primarily due to cash provided by an increase in the amount of receivables sold as part of the Company's securitization program.

Investing Activities

Cash flows from investing activities decreased by $123.8 million in the 2005 period versus 2004, primarily due to $39.4 million of higher cash outflows for acquisitions and $63.9 million for higher capital expenditures. Cash from investing activities in the first half of 2004 included $27.5 million of net cash proceeds from the sale of the timber business.

Capital expenditures and aircraft heavy maintenance expenditures were as follows:


                                                    Six Months
                                                   Ended June 30,           $
(In millions)                                  2005             2004     change
--------------------------------------------------------------------------------
Capital expenditures:
   Brink's                                $    49.4             32.3       17.1
   Brink's Home Security                       81.0             56.1       24.9
   BAX Global                                  32.8             10.7       22.1
   Corporate                                    0.2              0.4       (0.2)
--------------------------------------------------------------------------------
     Capital expenditures                 $   163.4             99.5       63.9
================================================================================

Aircraft heavy maintenance expenditures   $    11.7             10.9        0.8
================================================================================

Capital expenditures for the first half of 2005 were $63.9 million higher than for the same period in 2004. The increase is primarily due to $12.6 million spent to purchase BHS's headquarters and monitoring facility and one Brink's branch facility in the U.S., which were previously occupied under operating leases, and an increase in subscriber installations at BHS. Also contributing to the increase were higher capital expenditures at Brink's for vehicles and at BAX Global for information technology spending and the purchase of three aircraft.

Capital expenditures for the full-year 2005 are currently expected to range from $290 million to $300 million versus the $220 million spent in 2004. The expected increase reflects anticipated growth in customer installations at BHS and higher information technology spending at Brink's and BAX Global. BHS's capital expenditures in 2005 are expected to include approximately $15 million for the development of a second monitoring center. In addition to capital expenditures, the Company expects to spend between $25 million and $30 million on aircraft heavy maintenance in 2005.

Business Segment Cash Flows

The Company's cash flows before financing activities for each of the operating segments are presented below:


                                                          Six Months
                                                        Ended June 30,                   $
(In millions)                                       2005             2004             change
--------------------------------------------------------------------------------------------
Cash flows before financing activities
   Business segments:
     Brink's                                    $  (35.3)             40.0            (75.3)
     BHS                                             8.6              24.6            (16.0)
     BAX Global                                     23.0              (3.3)            26.3
--------------------------------------------------------------------------------------------
     Subtotal of business segments                  (3.7)             61.3            (65.0)

   Corporate and former operations:
     Net proceeds from sale of timber business       -                27.5            (27.5)
     Net proceeds from sale of Coal                  5.0               -                5.0
     Other                                         (53.3)            (44.9)            (8.4)
--------------------------------------------------------------------------------------------
Cash flows before financing activities          $  (52.0)             43.9            (95.9)
============================================================================================


Brink's

Cash flows before financing activities at Brink's decreased by $75.3 million primarily due to a year-over-year $39.4 million increase in cash used for acquisitions ($51.3 million for the acquisition of operations in Europe in 2005 compared with $11.9 million in 2004 for the acquisition of operations in Greece). Cash used for working capital needs was higher in the first six months of 2005 primarily as a result of increased receivables on a 13% increase in revenue. In addition, a $17.1 million increase in capital expenditures also contributed to the decrease in cash flows before financing activity.

BHS

The decrease in BHS' cash flows before financing activities is primarily due to the purchase of BHS' headquarter facilities for $10.2 million in the first half of 2005 and an increase in capital expenditures reflecting the growth in installations. Partially offsetting this decrease was higher cash flows from operations as a result of a larger subscriber base.

BAX Global

Cash flows before financing activities at BAX Global improved reflecting higher operating profit in the first half of 2005 versus 2004 and a $63 million increase in cash flow over 2004 because of receivables sold as part of the Company's securitization program, partially offset by higher working capital needs and higher capital expenditures.

Financing Activities

Summary of cash flows from financing activities


                                                             Six Months
                                                            Ended June 30,
(In millions)                                           2005              2004
-------------------------------------------------------------------------------

   Short-term debt                                  $   19.9              10.9
   Revolving Facility                                   63.9             (30.9)
   Senior Notes                                        (18.3)              -
   Other                                               (10.2)             (9.8)
-------------------------------------------------------------------------------
     Net borrowings (repayments) of debt                55.3             (29.8)

   Dividends to shareholders of the Company             (2.7)             (2.7)
   Dividends to minority interests in subsidiaries      (5.2)             (2.7)
   Proceeds from the exercise of stock options           3.2              11.4
   Other, net                                            0.1               0.2
-------------------------------------------------------------------------------
     Financing activities                           $   50.7             (23.6)
===============================================================================


The Company's  operating  liquidity  needs are typically  financed by short-term
debt,  the  Company's  accounts  receivable   securitization  facility  and  the
Company's Revolving Facility, described below.

In the first half of 2005 and 2004, the Company paid two $0.025 per share regular quarterly dividends on its common stock (annual rate of $0.10 per share). Dividends paid on common stock totalled $2.7 million in the first half of 2005 and 2004. Future dividends are dependent on the earnings, financial condition, cash flow and business requirements of the Company, as determined by the Board of Directors (the "Board").

Proceeds from the exercise of stock options were higher in the 2004 period primarily due to an increase in the number of options exercised.

Capitalization

The Company uses a combination of debt, leases, an asset securitization facility and equity to capitalize its operations.

Net Debt and Net Financings reconciled to GAAP measures


                                                                  June 30,          December 31,
(In millions)                                                       2005                2004
----------------------------------------------------------------------------------------------
Short-term debt and current maturities of long-term debt        $   81.2                62.6
Long-term debt                                                     214.0               181.6
----------------------------------------------------------------------------------------------
   Debt                                                            295.2               244.2
Less cash and cash equivalents                                    (161.4)             (169.0)
----------------------------------------------------------------------------------------------
Net Debt                                                           133.8                75.2
Amounts sold under accounts receivable securitization facility      61.0                25.0
----------------------------------------------------------------------------------------------
Net Financings                                                  $  194.8               100.2
==============================================================================================


The Company believes that Net Debt and Net Financings are useful measures of the Company's financial leverage. Net financings grew by $94.6 million during the first half of 2005 due primarily to spending for acquisitions and capital expenditures. The Company spent approximately $51.3 million to acquire operations for Brink's in Luxembourg, Scotland, Ireland, Hungary, Poland, and the Czech Republic. In addition, capital expenditures were $63.9 million higher in the first half of 2005 than 2004.

Debt

The Company has an unsecured $400 million revolving bank credit facility with a syndicate of banks (the "Revolving Facility"). The facility allows the Company to borrow (or otherwise satisfy credit needs) on a revolving basis over a five-year term ending in October 2009. As of June 30, 2005, $319 million was available under the revolving credit facility.

The Company also has an unsecured $150 million credit facility with a bank to provide letters of credit and other borrowing capacity over a five-year term ending in December 2009 (the "Letter of Credit Facility"). The Company has used the Letter of Credit Facility to replace surety bonds and other letters of credit needed to support its activities. As of June 30, 2005, $6 million was available under this Letter of Credit Facility. The Revolving Facility and the multi-currency revolving credit facilities described below are also used for the issuance of letters of credit and bank guarantees.

The Company has three unsecured multi-currency revolving bank credit facilities with a total of $122 million in available credit, of which approximately $44 million was available at June 30, 2005. When rates are favorable, the Company also borrows from other U.S. banks under short-term uncommitted agreements. Various foreign subsidiaries maintain other secured and unsecured lines of credit and overdraft facilities with a number of banks. Amounts outstanding under these agreements are included in short-term borrowings.

The Company has $76.7 million of Senior Notes outstanding that are scheduled to be repaid through 2008. The Company paid $18.3 million as scheduled in January 2005. The Company has the option to prepay all or a portion of the Senior Notes prior to maturity with a prepayment penalty. The Senior Notes are unsecured.

The Company's Brink's, BHS, and BAX Global subsidiaries have guaranteed the Revolving Facility and the Senior Notes. The Revolving Facility, the agreements under which the Senior Notes were issued and the multi-currency revolving bank credit facilities each contain various financial and other covenants. The financial covenants, among other things, limit the Company's total indebtedness, provide for minimum coverage of interest costs, and require the Company to maintain a minimum level of net worth. If the Company were not to comply with the terms of its various loan agreements, the repayment terms could be accelerated. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements. The Company was in compliance with all financial covenants at June 30, 2005.

The Company believes it has adequate sources of liquidity to meet its near-term requirements.

Amounts sold under accounts receivable securitization facility

In December 2000, the Company entered into a five-year agreement to sell a revolving interest in BAX Global's U.S. domestic accounts receivable through a commercial paper conduit program. The Company can sell up to $90 million, provided it has sufficient eligible receivables available, and at June 30, 2005, $61 million, the maximum then available for sale, had been sold. The primary purpose of the agreement was to obtain access to a lower cost source of funds. The Company expects to renew or replace this agreement prior to its expiration in December 2005.

Operating lease

The Company has approximately $65 million of residual value guarantees at June 30, 2005 related to operating leases, principally for trucks and other vehicles.

Equity

At June 30, 2005, the Company had 100 million shares of common stock authorized and 58.8 million shares issued and outstanding. Of the outstanding shares, 2.5 million shares were held by The Brink's Company Employee Benefits Trust (the "Trust") at June 30, 2005, and have been accounted for similarly to treasury stock for earnings per share purposes. During the second quarter of 2005, the Board approved an additional 2.1 million shares of common stock to be issued to the Trust, which were issued in June 2005. The Company has the authority to issue up to 2.0 million shares of preferred stock, par value $10 per share. The Company has the authority to purchase up to 1.0 million shares of common stock with an aggregate purchase price of $19.1 million. No purchases were made under this authority in 2004 or the first six months of 2005.

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

Health Benefit Act

The Company is obligated to pay premiums to the United Mine Workers of America ("UMWA") Combined Benefit Fund, as described in the Company's 2004 Annual Report on Form 10-K. At June 30, 2005, the Company had $181.2 million recorded for the obligation, reflecting the recorded liability at December 31, 2004 less payments made in 2005. This liability is adjusted annually as new historical data is received and assumptions used to estimate the obligations change.

Withdrawal liability

The Company withdrew from the UMWA 1950 and 1974 pension plans in June 2005 as the last employees working under UMWA labor agreements left the Company. In addition, during the quarter the UMWA reduced the estimate of the underfunded status of the plans, and accordingly, the Company reduced its estimated $36.6 million withdrawal liability by $6.1 million to $30.5 million. As a result of the withdrawal from these coal-related plans, the Company expects to be obligated to pay the plans $30.5 million, which represents the Company's portion of the underfunded status of the plans as of June 30, 2004, as determined by the plan agreements and by law.

In the second quarter of 2004, the Company reduced its estimate of the withdrawal liability by $8.1 to reflect changes in estimates at that time.

Income taxes

The Company and its subsidiaries are subject to tax examinations in various U.S. and foreign jurisdictions and the Company has accrued approximately $19 million for related contingencies. While it is difficult to predict the final outcome of the various issues that may arise during an examination, the Company believes that it has adequately provided for all contingent income tax liabilities and interest.

Other loss contingencies

The Company recorded $1.2 million of additional expense in the second quarter of 2005 and $4.8 million in the first half of 2005, to reflect an increase in the estimated cost of reclamation at its former coal mines. The estimate of the cost of reclamation may change in the future. The Company also has other contingent liabilities, primarily related to former operations, including those for expected settlement of coal-related workers' compensation claims and other reclamation obligations.

The Company recorded $3.6 million of additional expense in the first six months of 2004 associated with the settlement of legal matters related to its former coal operations.

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

Market Risks and Hedging and Derivative Activities

The Company has activities in more than 100 countries and a number of different industries. These operations expose the Company to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. In addition, the Company consumes certain commodities in its businesses, exposing it to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by the Company as an integral part of its overall risk management program. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency rate fluctuations in any one country may have on the Company's consolidated results. The Company's risk management program considers this favorable diversification effect as it measures the Company's exposure to financial markets and as appropriate, seeks to reduce the potentially adverse effects that the volatility of certain markets may have on its operating results. The Company has not had any material change in its market risk exposures in the six months ended June 30, 2005.

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

There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Forward-looking information

This document contains both historical and forward-looking information. Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes," "may," "should" and similar expressions may identify forward-looking information. Forward-looking information in this document includes, but is not limited to, statements regarding the expectation of significant ongoing expenses and cash outflows related to former coal operations, the outcome of discussions with governmental authorities regarding the non-payment of customs duties and value-added tax by a non-U.S. subsidiary of Brink's, Incorporated, anticipated revenues from Brink's acquisitions, anticipated costs at Brink's associated with safety and security and with restructuring and severance, expected cost savings related to Brink's restructuring, expectations regarding Brink's operating profit for the full year 2005, BHS' expansion into the commercial sector, potential increases in the volume of its installation business driven by relationships with major home builders, and its addition of a second monitoring station, together with the financial impact of these changes, changes in the disconnect rate at BHS, the impact that the refusal of police departments to respond to calls from alarm companies without visual verification could have on BHS' results of operations, the effects of seasonality and worldwide economies on BAX Global's results, the anticipated decline of costs related to Section 404 of the Sarbanes-Oxley Act, changes in expenses related to former coal operations, anticipated reclamation costs at the Company's former coal mines, obligations associated with the withdrawal from multiemployer plans, expected tax benefits in discontinued operations, the expectation that the Company will realize the benefit of deferred tax assets and the impact on the Company's valuation allowances, the recognition of tax benefits upon the favorable resolution of a tax contingency, fluctuations in the Company's effective tax rate, the outcomes of federal, state and foreign tax examinations, the expected recognition of a gain and release of bonds in 2005 if certain permits are transferred by the state to the buyer of the West Virginia coal properties, the possibility that Venezuela may be considered highly inflationary again, the impact of the repatriation provision of the American Jobs Creation Act of 2004, including the amount that the Company might repatriate and the related tax obligations, expected capital expenditures and aircraft heavy maintenance expenditures in 2005, information technology expenditures at Brink's and BAX Global, the adequacy of sources of liquidity to meet the Company's near term requirements, the impact of exchange rates, the replacement of the BAX Global receivables program, the amount and timing of additional FBLET refunds, if any, and the outcome of pending litigation, involve forward-looking information. This forward-looking information is subject to known and unknown risks, uncertainties, and contingencies that could cause actual results, performance or achievements to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond the control of the Company, include, but are not limited to, the timing of the pass-through of costs by third parties and governmental authorities relating to the disposal of the coal assets, retirement decisions by mine workers, performance of the investments made by the multi-employer plans, estimates made by the multi-employer plans, the number of participants in the multi-employer plans and the cost to administer the plans, comparisons of hours worked by covered coal employees over the last five years versus industry averages, black lung claims incidence, the number of dependents of mine workers for whom benefits are provided, actual medical and legal expenses related to benefits, increases in the Company's share of the unassigned obligations under the Health Benefit Act, the funding and benefit levels of multi-employer plans and pension plans, changes in inflation rates (including medical inflation) and interest rates, acquisitions and dispositions made by the Company, the completion and processing of permit replacement documentation and the ability of the purchasers of coal assets to post the required bonds, the return to profitability of operations in jurisdictions where the Company has recorded valuation adjustments, Brink's loss experience, changes in insurance costs, the evaluation of remedial alternatives and the input of governmental authorities regarding the non-payment of customs duties and value-added tax, the alignment of Brink's resources to address changes in the market and security concerns, negotiations with organized labor in Belgium and the Netherlands, the timing of and costs associated with the integration of the operations acquired by Brink's and the performance of the acquired operations in 2005, the ability of the home security industry to dissuade law enforcement and municipalities from refusing to respond to alarms, the willingness of BHS' customers to pay for private response personnel or other alternatives to police responses to alarms, the performance of the home building market, costs associated with the development of BHS' second monitoring center, BHS' ability to cost-effectively grow the commercial business, the amount of work performed by third parties in connection with the Company's compliance with Section 404 of the Sarbanes-Oxley Act of 2002, the demand for capital by the Company and the availability of such capital, significant changes in the utilization of leased or owned aircraft, the cash, debt and tax position and growth needs of the Company, positions taken by governmental authorities (including federal, state and foreign tax authorities) to claims for FBLET refunds, interpretation of existing regulations and the promulgation of new regulations relating to the repatriation provisions of the American Jobs Creation Act of 2004, discovery of new facts relating to civil suits, the addition of claims or changes in relief sought by adverse parties, the demand for the Company's services, the financial performance of the Company, information technology costs and costs associated with ongoing contractual obligations,  overall  economic,  political,  social  and  business  conditions, seasonality, foreign currency exchange rates, capital markets performance, mandatory or voluntary pension plan contributions, the impact of continuing initiatives to control costs and increase profitability, pricing and other competitive industry factors, labor relations, fuel prices, new government regulations and interpretations of existing regulations, legislative initiatives, judicial decisions, variations in costs or expenses and the ability of counterparties to perform.

                           Part II - Other Information
                           ---------------------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------

The following table provides information about common stock repurchases by the Company during the quarter ended June 30, 2005.




                                                                                 (d) Maximum Number
                                                           (c) Total Number        (or approximate
                                                           of Shares Purchased     Dollar Value) of
                   (a) Total Number                        as Part of Publicly   Shares that May Yet
                      of Shares         (b) Average Price    Announced Plans      be Purchased Under
    Period           Purchased (1)        Paid per Share     or Programs         the Plans or Programs
------------------------------------------------------------------------------------------------
   June 2005            54,401          $      36.28              -                    -
================================================================================================

(1) Stock-for-stock exchanges for payments of option exercise costs.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Registrant's annual meeting of shareholders was held on May 6, 2005.

The following person was elected for a term expiring in 2006, by the following vote:

                  ------------------------------------------------
                  |                  |   For       |  Withheld   |
                  |------------------|-------------|-------------|
                  | Ronald M. Gross  | 48,931,750  |  3,511,979  |
                  ------------------------------------------------

The following persons were elected for terms expiring in 2008, by the following votes:

                  --------------------------------------------------------
                  |                       |    For       |    Withheld   |
                  |-----------------------|--------------|---------------|
                  | Marc C. Breslawsky    |  50,783,973  |    1,659,756  |
                  |-----------------------|--------------|---------------|
                  | John S. Brinzo        |  50,988,533  |    1,455,196  |
                  |-----------------------|--------------|---------------|
                  | Michael T. Dan        |  50,040,136  |    2,403,593  |
                  --------------------------------------------------------

The selection of KPMG LLP as independent certified public accountants to audit the accounts of the Registrant and its subsidiaries for the year 2005 was approved by the following vote:

                  ------------------------------------------------
                  |      For      |    Against   |  Abstentions  |
                  |---------------|--------------|---------------|
                  |   51,306,982  |   1,013,562  |    123,185    |
                  ------------------------------------------------

The material terms of the performance goals under the Registrant's Management Performance Improvement Plan were approved by the following vote:

                  ------------------------------------------------
                  |     For       |    Against   |  Abstentions  |
                  |---------------|--------------|---------------|
                  |  49,240,507   |   2,403,266  |    799,956    |
                  ------------------------------------------------

The Registrant's 2005 Equity Incentive Plan was approved by the following vote:

           -------------------------------------------------------------------
           |      For     |    Against  |  Abstentions  |  Broker Non-Votes  |
           |--------------|-------------|---------------|--------------------|
           |  34,367,305  |  9,238,327  |   805,695     |   8,032,402        |
           -------------------------------------------------------------------

Item 6.  Exhibits
-------  --------


Exhibit
Number
------

10.1 Directors' Stock Accumulation Plan, as amended and restated as of July 8, 2005.*

10.2 Non-Employee Directors' Stock Option Plan, as amended and restated as of July 8, 2005.*

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


----------------
* Management contract or compensatory plan or arrangement.

                                    SIGNATURE
                                    ---------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      THE BRINK'S COMPANY



August 5, 2005                                        By: /s/ Robert T. Ritter
                                                          ----------------------
                                                              Robert T. Ritter
                                                           (Vice President -
                                                        Chief Financial Officer)
                                                        (principal financial and
                                                          accounting officer)